Form 10-Q
period 2012-06-30
MACERICH CO
filed 2012-08-03
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

YES ☐        NO ☒

        Number of shares outstanding as of August 3, 2012 of the registrant's common stock, par value $0.01 per share: 133,121,980 shares

THE MACERICH COMPANY

FORM 10-Q

INDEX

THE MACERICH COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS:
Property, net	$5,945,007	$6,079,043
Cash and cash equivalents	89,797	67,248
Restricted cash	58,869	68,628
Marketable securities	24,257	24,833
Tenant and other receivables, net	98,198	109,092
Deferred charges and other assets, net	387,118	483,763
Loans to unconsolidated joint ventures	3,403	3,995
Due from affiliates	3,572	3,387
Investments in unconsolidated joint ventures	1,120,832	1,098,560

Total assets	$7,731,053	$7,938,549

LIABILITIES AND EQUITY:
Mortgage notes payable:
Related parties	$277,117	$279,430
Others	3,025,203	3,049,008

Total	3,302,320	3,328,438
Bank and other notes payable	764,444	877,636
Accounts payable and accrued expenses	57,619	72,870
Other accrued liabilities	270,103	299,098
Distributions in excess of investments in unconsolidated joint ventures	79,213	70,685
Co-venture obligation	119,576	125,171

Total liabilities	4,593,275	4,773,898

Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 133,283,744 and 132,153,444 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	1,333	1,321
Additional paid-in capital	3,500,217	3,490,647
Accumulated deficit	(705,292)	(678,631)

Total stockholders' equity	2,796,258	2,813,337
Noncontrolling interests	341,520	351,314

Total equity	3,137,778	3,164,651

Total liabilities and equity	$7,731,053	$7,938,549

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Minimum rents	$117,890	$104,451	$237,416	$207,135
Percentage rents	2,769	2,861	6,522	5,600
Tenant recoveries	64,705	58,022	129,400	116,251
Management Companies	9,657	8,119	20,872	18,702
Other	9,524	7,846	20,275	13,888

Total revenues	204,545	181,299	414,485	361,576

Expenses:
Shopping center and operating expenses	65,070	59,067	130,571	116,166
Management Companies' operating expenses	23,734	20,921	46,259	46,777
REIT general and administrative expenses	5,655	3,742	10,174	11,386
Depreciation and amortization	71,487	60,926	145,328	120,634

	165,946	144,656	332,332	294,963

Interest expense:
Related parties	3,833	4,086	7,773	8,575
Other	39,464	39,980	78,048	84,092

	43,297	44,066	85,821	92,667
Loss on early extinguishment of debt	—	32	—	9,133

Total expenses	209,243	188,754	418,153	396,763
Equity in income of unconsolidated joint ventures	18,691	25,207	49,309	55,482
Co-venture expense	(1,304)	(1,202)	(2,395)	(2,498)
Income tax benefit	3,075	1,768	1,225	4,246
(Loss) gain on remeasurement, sale or write down of assets, net	(859)	1,287	18,638	3,088

Income from continuing operations	14,905	19,605	63,109	25,131

Discontinued operations:
Gain (loss) on the disposition of assets, net	130,727	(35,753)	75,159	(37,991)
Loss from discontinued operations	(1,089)	(4,763)	(5,449)	(7,960)

Income (loss) from discontinued operations	129,638	(40,516)	69,710	(45,951)

Net income (loss)	144,543	(20,911)	132,819	(20,820)
Less net income (loss) attributable to noncontrolling interests	11,189	(1,695)	13,533	(1,638)

Net income (loss) attributable to the Company	$133,354	$(19,216)	$119,286	$(19,182)

Earnings per common share attributable to Company—basic:
Income from continuing operations	$0.10	$0.13	$0.42	$0.17
Discontinued operations	0.90	(0.28)	0.48	(0.32)

Net income (loss) available to common stockholders	$1.00	$(0.15)	$0.90	$(0.15)

Earnings per common share attributable to Company—diluted:
Income from continuing operations	$0.10	$0.13	$0.42	$0.17
Discontinued operations	0.90	(0.28)	0.48	(0.32)

Net income (loss) available to common stockholders	$1.00	$(0.15)	$0.90	$(0.15)

Weighted average number of common shares outstanding:
Basic	132,768,000	131,691,000	132,520,000	131,136,000

Diluted	132,877,000	131,691,000	132,611,000	131,136,000

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$144,543	$(20,911)	$132,819	$(20,820)
Other comprehensive income:
Interest rate swap/cap agreements	—	1,358	—	6,188

Comprehensive income (loss)	144,543	(19,553)	132,819	(14,632)
Less comprehensive income (loss) attributable to noncontrolling interests	11,189	(1,695)	13,533	(1,638)

Comprehensive income (loss) attributable to the Company	$133,354	$(17,858)	$119,286	$(12,994)

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENT OF EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

	Stockholders' Equity
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance January 1, 2012	132,153,444	$1,321	$3,490,647	$(678,631)	$2,813,337	$351,314	$3,164,651
Net income	—	—	—	119,286	119,286	13,533	132,819
Amortization of share and unit-based plans	556,435	6	7,276	—	7,282	—	7,282
Exercise of stock warrants	—	—	(3,448)	—	(3,448)	—	(3,448)
Employee stock purchases	9,723	—	425	—	425	—	425
Distributions paid ($1.10) per share	—	—	—	(145,947)	(145,947)	—	(145,947)
Distributions to noncontrolling interests	—	—	—	—	—	(18,237)	(18,237)
Contributions from noncontrolling interests	—	—	—	—	—	1,002	1,002
Other	—	—	(754)	—	(754)	—	(754)
Conversion of noncontrolling interests to common shares	564,142	6	11,270	—	11,276	(11,276)	—
Redemption of noncontrolling interests	—	—	(10)	—	(10)	(5)	(15)
Adjustment of noncontrolling interest in Operating Partnership	—	—	(5,189)	—	(5,189)	5,189	—

Balance June 30, 2012	133,283,744	$1,333	$3,500,217	$(705,292)	$2,796,258	$341,520	$3,137,778

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$132,819	$(20,820)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on early extinguishment of debt	—	133
Gain on remeasurement, sale or write down of assets, net	(18,638)	(3,088)
(Gain) loss on the disposition of assets, net from discontinued operations	(75,159)	37,991
Depreciation and amortization	156,843	137,352
Amortization of net discount on mortgages, bank and other notes payable	937	4,573
Amortization of share and unit-based plans	5,510	6,574
Provision for doubtful accounts	1,582	1,517
Income tax benefit	(1,225)	(4,246)
Equity in income of unconsolidated joint ventures	(49,309)	(55,482)
Co-venture expense	2,395	2,498
Distributions of income from unconsolidated joint ventures	7,886	5,741
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables	9,700	5,100
Other assets	4,226	(5,869)
Due from affiliates	(185)	1,330
Accounts payable and accrued expenses	4,838	(3,553)
Other accrued liabilities	(37,622)	(19,891)

Net cash provided by operating activities	144,598	89,860

Cash flows from investing activities:
Acquisitions of property, development, redevelopment, renovations and property improvements	(133,786)	(91,268)
Issuance of notes receivable	(12,500)	—
Proceeds from maturities of marketable securities	689	672
Deferred leasing costs	(14,302)	(18,794)
Distributions from unconsolidated joint ventures	71,522	60,746
Contributions to unconsolidated joint ventures	(40,918)	(142,106)
Collection of/loans to unconsolidated joint ventures, net	592	(364)
Proceeds from sale of assets	130,645	4,875
Restricted cash	5,760	(11,021)

Net cash provided by (used in) investing activities	7,702	(197,260)

Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	1,235,885	272,000
Payments on mortgages, bank and other notes payable	(1,191,245)	(341,036)
Deferred financing costs	(3,000)	(16,999)
Proceeds from share and unit-based plans	425	320
Exercise of stock warrants	(3,448)	—
Redemption of noncontrolling interests	(15)	—
Contribution from noncontrolling interests	776	—
Dividends and distributions	(161,139)	(145,402)
Distributions to co-venture partner	(7,990)	(33,899)

Net cash used in financing activities	(129,751)	(265,016)

Net increase (decrease) in cash and cash equivalents	22,549	(372,416)
Cash and cash equivalents, beginning of period	67,248	445,645

Cash and cash equivalents, end of period	$89,797	$73,229

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$61,257	$84,977

Non-cash transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$17,325	$14,645

Acquisition of properties by assumption of mortgage note payable and other accrued liabilities	$—	$56,900

Disposition of property in exchange for investments in unconsolidated joint ventures	$—	$56,952

Mortgage notes payable settled by deed-in-lieu of foreclosure	$185,000	$—

Conversion of Operating Partnership Units to common stock	$11,276	$20,231

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

        The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of June 30, 2012, the Company was the sole general partner of, and held a 93% ownership interest, in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

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

        The Company had identified Shoppingtown Mall, L.P. ("Shoppingtown Mall") and Camelback Shopping Center Limited Partnership as variable interest entities that met the criteria for consolidation. On September 14, 2011, the Company redeemed the outside ownership interests in Shoppingtown Mall for a cash payment of $11,366 (See Note 13—Noncontrolling Interests). As a result of the redemption,

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

2. Summary of Significant Accounting Policies: (Continued)

the property became wholly-owned by the Company. On December 30, 2011, the Company conveyed Shoppingtown Mall to the mortgage note lender by a deed-in-lieu of foreclosure (See Note 16—Discontinued Operations). The net assets and results of operations of Camelback Shopping Center Limited Partnership included in the accompanying consolidated financial statements were insignificant to the net assets and results of operations of the Company.

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

  Capitalization of Costs:

        The Company capitalizes costs incurred in redevelopment, development, renovation and improvement of properties. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. These capitalized costs include direct and certain indirect costs clearly associated with the project. Indirect costs include real estate taxes, insurance and certain shared administrative costs. In assessing the amounts of direct and indirect costs to be capitalized, allocations are made to projects based on estimates of the actual amount of time spent on each activity. Indirect costs not clearly associated with specific projects are expensed as period costs. Capitalized indirect costs are allocated to development and redevelopment activities based on the square footage of the portion of the building not held available for immediate occupancy. If costs and activities incurred to ready the vacant space cease, then cost capitalization is also discontinued until such activities are resumed. Once work has been completed on a vacant space, project costs are no longer capitalized. For projects with extended lease-up periods, the Company ends the capitalization when significant activities have ceased, which does not exceed the shorter of a one-year period after the completion of the building shell or when the construction is substantially complete.

  Acquisition Costs:

        The Company immediately expenses costs associated with business combinations as period costs.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

2. Summary of Significant Accounting Policies: (Continued)

  Recent Accounting Pronouncements:

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-4, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-4"). The amendments in this update result in additional fair value measurement and disclosure requirements within U.S. GAAP and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The adoption of ASU 2011-4 on January 1, 2012 did not have an impact on the Company's consolidated financial position or results of operations. The Company has disclosed in the notes to the consolidated financial statements whether the fair value measurements are Level 1, 2 or 3.

        In June 2011, the FASB issued Accounting Standards Update No. 2011-5, Presentation of Comprehensive Income. The amendments require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. In December 2011, the FASB deferred portions of this update in its issuance of Accounting Standards Update No. 2011-12. The Company has elected the two-statement approach and the required consolidated financial statements are presented herein.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Earnings per Share ("EPS"):

        The following table reconciles the numerator and denominator used in the computation of earnings per share for the three and six months ended June 30, 2012 and 2011 (shares in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Numerator
Income from continuing operations	$14,905	$19,605	$63,109	$25,131
Income (loss) from discontinued operations	129,638	(40,516)	69,710	(45,951)
Net (income) loss attributable to noncontrolling interests	(11,189)	1,695	(13,533)	1,638

Net income (loss) attributable to the Company	133,354	(19,216)	119,286	(19,182)
Allocation of earnings to participating securities	(115)	(289)	(380)	(831)

Numerator for basic and diluted earnings per share—net income (loss) available to common stockholders	$133,239	$(19,505)	$118,906	$(20,013)

Denominator
Denominator for basic earnings per share—weighted average number of common shares outstanding	132,768	131,691	132,520	131,136
Effect of dilutive securities:(1)
Stock warrants	68	—	84	—
Share and unit-based compensation plans	41	—	7	—

Denominator for diluted earnings per share—weighted average number of common shares outstanding	132,877	131,691	132,611	131,136

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Earnings per Share ("EPS"): (Continued)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Earnings per common share—basic:
Income from continuing operations	$0.10	$0.13	$0.42	$0.17
Discontinued operations	0.90	(0.28)	0.48	(0.32)

Net income (loss) available to common stockholders	$1.00	$(0.15)	$0.90	$(0.15)

Earnings per common share—diluted:
Income from continuing operations	$0.10	$0.13	$0.42	$0.17
Discontinued operations	0.90	(0.28)	0.48	(0.32)

Net income (loss) available to common stockholders	$1.00	$(0.15)	$0.90	$(0.15)

(1)
The Senior Notes (See Note 11—Bank and Other Notes Payable) are excluded from diluted EPS for the three and six months ended June 30, 2012 and 2011 as their impact was antidilutive.

Diluted EPS excludes 198,745 and 203,693 convertible non-participating preferred units for the three and six months ended June 30, 2012, respectively, and 208,640 convertible non-participating preferred units for the three and six months ended June 30, 2011 as their impact was antidilutive.

Diluted EPS excludes 1,154,221 of unexercised stock appreciation rights ("SARs") for the six months ended June 30, 2012, and excludes 1,125,172 of unexercised SARs for the three and six months ended June 30, 2011, as their impact was antidilutive.

Diluted EPS excludes 122,500 of unexercised stock options for the three and six months ended June 30, 2011 as their impact was antidilutive.

Diluted EPS excludes 935,358 of unexercised stock warrants for the three and six months ended June 30, 2011 as their impact was antidilutive.

Diluted EPS excludes 11,262,293 and 11,448,084 of Operating Partnership units ("OP Units") for the three months ended June 30, 2012 and 2011, respectively, and 11,220,562 and 11,674,114 of OP Units for the six months ended June 30, 2012 and 2011, respectively, as their impact was antidilutive.

4. Investments in Unconsolidated Joint Ventures:

        The Company has recently made the following investments and dispositions relating to its unconsolidated joint ventures:

        On February 24, 2011, the Company's joint venture in Kierland Commons Investment LLC ("KCI") acquired an additional ownership interest in PHXAZ/Kierland Commons, L.L.C. ("Kierland Commons"), a 434,642 square foot community center in Scottsdale, Arizona, for $105,550. The Company's share of the purchase price consisted of a cash payment of $34,162 and the assumption of a pro rata share of debt of $18,613. As a result of this transaction, KCI increased its ownership interest in Kierland Commons from 49% to 100%. KCI accounted for the acquisition as a business combination

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

achieved in stages and recognized a remeasurement gain of $25,019 based on the acquisition date fair value and its previously held investment in Kierland Commons. As a result of this transaction, the Company's ownership interest in KCI increased from 24.5% to 50%. The Company's pro rata share of the gain recognized by KCI was $12,510 and was included in equity in income from unconsolidated joint ventures.

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

        On April 1, 2011, the Company's joint venture in SDG Macerich Properties, L.P. ("SDG Macerich") conveyed Granite Run Mall to the mortgage note lender by a deed-in-lieu of foreclosure. The mortgage note was non-recourse. The Company's pro rata share of gain on the extinguishment of debt was $7,753.

        On June 3, 2011, the Company entered into a transaction with General Growth Properties, Inc., whereby the Company acquired an additional 33.3% ownership interest in Arrowhead Towne Center, an additional 33.3% ownership interest in Superstition Springs Center, and an additional 50% ownership interest in the land under Superstition Springs Center ("Superstition Springs Land") that it did not own in exchange for six anchor locations, including five former Mervyn's stores (See Note 16—Discontinued Operations) and a cash payment of $75,000. As a result of this transaction, the Company now owns a 66.7% ownership interest in Arrowhead Towne Center, a 66.7% ownership interest in Superstition Springs Center and a 100% ownership interest in Superstition Springs Land. Although the Company had a 66.7% ownership interest in Arrowhead Towne Center and Superstition Springs Center upon completion of the transaction, the Company does not have a controlling financial interest in these joint ventures due to the substantive participation rights of the outside partner and, therefore, continues to account for its investments in these joint ventures under the equity method of accounting. Accordingly, no remeasurement gain was recorded on the increase in ownership. The Company has consolidated its investment in Superstition Springs Land since the date of acquisition (See Note 15—Acquisitions) and has recorded a remeasurement gain of $1,734 as a result of the increase in ownership. This transaction is referred to herein as the "GGP Exchange".

        On December 31, 2011, the Company and its joint venture partner reached agreement for the distribution and conveyance of interests in SDG Macerich that owned 11 regional shopping centers in a 50/50 partnership. Six of the eleven assets were distributed to the Company on December 31, 2011. The Company received 100% ownership of Eastland Mall in Evansville, Indiana, Lake Square Mall in

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Leesburg, Florida, SouthPark Mall in Moline, Illinois, Southridge Mall in Des Moines, Iowa, NorthPark Mall in Davenport, Iowa and Valley Mall in Harrisonburg, Virginia (collectively referred to herein as the "SDG Acquisition Properties"). The ownership interests in the remaining five regional malls were distributed to the outside partner. The remaining net assets of SDG Macerich were distributed during the six months ended June 30, 2012. The SDG Acquisition Properties were recorded at fair value at the date of transfer, which resulted in a gain of $188,264, which was included in equity in income of unconsolidated joint ventures, based on the fair value of the assets acquired and the liabilities assumed in excess of the book value of the Company's interest in SDG Macerich. The distribution and conveyance of the 11 regional shopping centers is referred to herein as the "SDG Transaction". Prior to the SDG Transaction, the Company accounted for its investment in the SDG Acquisition Properties under the equity method of accounting. Since the date of distribution and conveyance, the Company has included the SDG Acquisition Properties in its consolidated financial statements (See Note 15—Acquisitions).

        On March 30, 2012, the Company sold its 50% ownership interest in Chandler Village Center, a 273,439 square foot community center in Chandler, Arizona, for a total sales price of $14,795, resulting in a gain of $8,188 that is included in gain on remeasurement, sale or write down of assets, net during the six months ended June 30, 2012. The sales price was funded by a cash payment of $6,045 and the assumption of the Company's share of the mortgage note payable on the property of $8,750. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.

        On March 30, 2012, the Company sold its 50% ownership interest in Chandler Festival, a 500,426 square foot community center in Chandler, Arizona, for a total sales price of $30,975, resulting in a gain of $12,347 that is included in gain on remeasurement, sale or write down of assets, net during the six months ended June 30, 2012. The sales price was funded by a cash payment of $16,183 and the assumption of the Company's share of the mortgage note payable on the property of $14,792. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.

        On March 30, 2012, the Company's joint venture in SanTan Village Power Center, a 491,037 square foot community center in Gilbert, Arizona, sold the property for $54,780, resulting in a gain to the joint venture of $23,307. The cash proceeds from the sale were used to pay off the $45,000 mortgage loan on the property and the remaining $9,780 was distributed to the partners. The Company's share of the gain recognized was $11,508, which was included in equity in income of unconsolidated joint ventures, offset in part by $3,567 that was included in net income attributable to noncontrolling interests.

        On May 31, 2012, the Company sold its 50% ownership interest in Chandler Gateway, a 259,535 square foot community center in Chandler, Arizona, for a total sales price of $14,315, resulting in a gain of $3,345 that is included in gain on remeasurement, sale or write down of assets, net during the three and six months ended June 30, 2012. The sales price was funded by a cash payment of $4,921 and the assumption of the Company's share of the mortgage note payable on the property of $9,394. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

        Combined condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.

Combined Condensed Balance Sheets of Unconsolidated Joint Ventures and Other Related Information:

	June 30, 2012	December 31, 2011
Assets(1):
Properties, net	$4,220,133	$4,328,953
Other assets	450,504	469,039

Total assets	$4,670,637	$4,797,992

Liabilities and partners' capital(1):
Mortgage notes payable(2)	$3,756,725	$3,896,418
Other liabilities	149,947	161,827
Company's capital	356,121	327,461
Outside partners' capital	407,844	412,286

Total liabilities and partners' capital	$4,670,637	$4,797,992

Investment in unconsolidated joint ventures:
Company's capital	$356,121	$327,461
Basis adjustment(3)	685,498	700,414

	$1,041,619	$1,027,875

Assets—Investments in unconsolidated joint ventures	$1,120,832	$1,098,560
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(79,213)	(70,685)

	$1,041,619	$1,027,875

(1)
These amounts include the assets and liabilities of the following joint ventures as of June 30, 2012 and December 31, 2011:

	Pacific Premier Retail LP	Tysons Corner LLC
As of June 30, 2012:
Total Assets	$1,051,404	$360,989
Total Liabilities	$1,000,565	$327,057
As of December 31, 2011:
Total Assets	$1,078,226	$339,324
Total Liabilities	$1,005,479	$319,247
(2)
Certain mortgage notes payable could become recourse debt to the Company should the joint venture be unable to discharge the obligations of the related debt. As of June 30, 2012 and

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

  December 31, 2011, a total of $372,371 and $380,354, respectively, could become recourse debt to the Company. As of June 30, 2012 and December 31, 2011, the Company has indemnity agreements from joint venture partners for $178,639 and $182,638, respectively, of the guaranteed amount.
  Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $657,889 and $663,543 as of June 30, 2012 and December 31, 2011, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates—Broadway Plaza. Interest expense incurred on these borrowings amounted to $10,939 and $10,004 for the three months ended June 30, 2012 and 2011, respectively, and $21,994 and $20,097 for the six months ended June 30, 2012 and 2011, respectively.

(3)
The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $3,132 and $2,612 for the three months ended June 30, 2012 and 2011, respectively, and $3,075 and $4,119 for the six months ended June 30, 2012 and 2011, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined Condensed Statements of Operations of Unconsolidated Joint Ventures:

	Pacific Premier Retail LP	Tysons Corner LLC	Other Joint Ventures	Total
Three Months Ended June 30, 2012
Revenues:
Minimum rents	$32,459	$15,962	$85,685	$134,106
Percentage rents	771	233	3,027	4,031
Tenant recoveries	14,402	10,814	41,750	66,966
Other	1,261	669	9,780	11,710

Total revenues	48,893	27,678	140,242	216,813

Expenses:
Shopping center and operating expenses	14,148	8,560	52,938	75,646
Interest expense	13,213	3,043	37,323	53,579
Depreciation and amortization	10,559	5,109	31,377	47,045

Total operating expenses	37,920	16,712	121,638	176,270

Loss on sale or remeasurement of assets	(10)	—	(14)	(24)

Net income	$10,963	$10,966	$18,590	$40,519

Company's equity in net income	$5,577	$4,302	$8,812	$18,691

Three Months Ended June 30, 2011
Revenues:
Minimum rents	$32,545	$14,786	$106,410	$153,741
Percentage rents	936	445	2,913	4,294
Tenant recoveries	13,621	10,215	52,264	76,100
Other	1,037	703	9,795	11,535

Total revenues	48,139	26,149	171,382	245,670

Expenses:
Shopping center and operating expenses	14,612	8,081	65,799	88,492
Interest expense	11,701	3,845	47,845	63,391
Depreciation and amortization	10,325	5,043	37,813	53,181

Total operating expenses	36,638	16,969	151,457	205,064

Loss on sale or remeasurement of assets	—	—	(329)	(329)
Gain on extinguishment of debt	—	—	15,506	15,506

Net income	$11,501	$9,180	$35,102	$55,783

Company's equity in net income	$5,850	$3,490	$15,867	$25,207

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

	Pacific Premier Retail LP	Tysons Corner LLC	Other Joint Ventures	Total
Six Months Ended June 30, 2012
Revenues:
Minimum rents	$66,094	$31,302	$175,790	$273,186
Percentage rents	1,734	633	6,317	8,684
Tenant recoveries	27,876	21,629	84,162	133,667
Other	2,527	1,346	18,360	22,233

Total revenues	98,231	54,910	284,629	437,770

Expenses:
Shopping center and operating expenses	28,310	17,074	108,861	154,245
Interest expense	26,501	6,064	76,446	109,011
Depreciation and amortization	21,021	10,185	62,430	93,636

Total operating expenses	75,832	33,323	247,737	356,892

(Loss) gain on sale or remeasurement of assets	(10)	—	22,976	22,966

Net income	$22,389	$21,587	$59,868	$103,844

Company's equity in net income	$11,387	$8,349	$29,573	$49,309

Six Months Ended June 30, 2011
Revenues:
Minimum rents	$65,344	$30,329	$215,065	$310,738
Percentage rents	2,102	868	5,979	8,949
Tenant recoveries	27,267	20,478	104,972	152,717
Other	2,056	1,430	18,856	22,342

Total revenues	96,769	53,105	344,872	494,746

Expenses:
Shopping center and operating expenses	29,206	16,682	131,971	177,859
Interest expense	23,424	7,818	97,778	129,020
Depreciation and amortization	20,481	9,906	75,693	106,080

Total operating expenses	73,111	34,406	305,442	412,959

Gain on sale or remeasurement of assets	—	—	24,545	24,545
Gain on extinguishment of debt	—	—	15,506	15,506

Net income	$23,658	$18,699	$79,481	$121,838

Company's equity in net income	$12,033	$7,198	$36,251	$55,482

        Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

5. Derivative Instruments and Hedging Activities:

        The Company recorded other comprehensive income related to the marking-to-market of interest rate agreements of $0 and $1,358 for the three months ended June 30, 2012 and 2011, respectively, and $0 and $6,188 for the six months ended June 30, 2012 and 2011, respectively. There were no derivatives outstanding at June 30, 2012.

6. Property:

        Property consists of the following:

	June 30, 2012	December 31, 2011
Land	$1,227,504	$1,273,649
Building improvements	5,226,712	5,440,394
Tenant improvements	439,861	442,862
Equipment and furnishings	123,271	123,098
Construction in progress	347,882	209,732

	7,365,230	7,489,735
Less accumulated depreciation	(1,420,223)	(1,410,692)

	$5,945,007	$6,079,043

        Depreciation expense was $57,615 and $51,323 for the three months ended June 30, 2012 and 2011, respectively, and $114,937 and $101,660 for the six months ended June 30, 2012 and 2011, respectively.

        The (loss) gain on remeasurement, sale or write down of assets, net includes the write off of development costs of $4,204 and $447 during the three months ended June 30, 2012 and 2011, respectively, and $5,242 and $484 during the six months ended June 30, 2012 and 2011, respectively.

        The Company recognized a gain of $1,734 on the purchase of Superstition Springs Land (See Note 15—Acquisitions) in connection with the GGP Exchange (See Note 4—Investments in Unconsolidated Joint Ventures) during the three and six months ended June 30, 2011. In addition, the Company recognized a gain of $1,838 on the purchase of a 50% ownership interest in Desert Sky Mall (See Note 15—Acquisitions) during the six months ended June 30, 2011.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

7. Marketable Securities:

        Marketable securities consist of the following:

	June 30, 2012	December 31, 2011
Government debt securities, at par value	$24,458	$25,147
Less discount	(201)	(314)

	24,257	24,833
Unrealized gain	1,228	1,803

Fair value (Level 1 measurement)	$25,485	$26,636

        Future contractual maturities of marketable securities are as follows:

1 year or less	$1,378
2 to 5 years	23,080

$24,458

        The proceeds from maturities and interest receipts from the marketable securities are restricted to the service of the Greeley Note (See Note 11—Bank and Other Notes Payable).

8. Tenant and Other Receivables, net:

        Included in tenant and other receivables, net, is an allowance for doubtful accounts of $3,759 and $4,626 at June 30, 2012 and December 31, 2011, respectively. Also included in tenant and other receivables, net, are accrued percentage rents of $1,306 and $7,583 at June 30, 2012 and December 31, 2011, respectively.

        Included in tenant and other receivables, net, are the following notes receivable:

        On March 31, 2006, the Company received a note receivable that is secured by a deed of trust, bears interest at 5.5% and matures on March 31, 2013. At June 30, 2012 and December 31, 2011, the note had a balance of $8,613 and $8,743, respectively.

        On August 18, 2009, the Company received a note receivable from J&R Holdings XV, LLC ("Pederson") that matures on December 31, 2013. Pederson is considered a related party because it has an ownership interest in Promenade at Casa Grande. The note is secured by Pederson's interest in Promenade at Casa Grande. The balance on the note at June 30, 2012 and December 31, 2011 was $3,445. The interest rate on the note was 15% and 12% at June 30, 2012 and December 31, 2011, respectively. Interest income on the note was $154 and $104 for three months ended June 30, 2012 and 2011, respectively, and $258 and $206 for the six months ended June 30, 2012 and 2011, respectively.

        On March 27, 2012, the Company received two notes receivable from principals of AWE Talisman for a total of $12,500 that bear interest at 5.0% and mature based on the completion, refinancing or sale of Fashion Outlets of Chicago. The notes are collateralized by the principals' interests in Fashion Outlets of Chicago. AWE Talisman is considered a related party because it has an ownership interest in

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Tenant and Other Receivables, net: (Continued)

Fashion Outlets of Chicago. Interest income earned on the notes was $155 and $163 for three and six months ended June 30, 2012.

9. Deferred Charges and Other Assets, net:

        Deferred charges and other assets, net, consist of the following:

	June 30, 2012	December 31, 2011
Leasing	$204,554	$281,340
Financing	34,307	40,638
Intangible assets:
In-place lease values	104,330	121,320
Leasing commissions and legal costs	28,468	32,242
Other assets	196,446	198,596

	568,105	674,136
Less accumulated amortization(1)	(180,987)	(190,373)

	$387,118	$483,763

(1)
Accumulated amortization includes $50,068 and $56,946 relating to intangible assets at June 30, 2012 and December 31, 2011, respectively. Amortization expense for intangible assets was $6,553 and $3,325 for the three months ended June 30, 2012 and 2011, respectively, and $16,205 and $6,983 for the six months ended June 30, 2012 and 2011, respectively.

        The allocated values of above-market leases included in deferred charges and other assets, net, and below-market leases included in other accrued liabilities, consist of the following:

	June 30, 2012	December 31, 2011
Above-Market Leases
Original allocated value	$98,217	$97,297
Less accumulated amortization	(41,575)	(39,057)

	$56,642	$58,240

Below-Market Leases
Original allocated value	$136,602	$156,778
Less accumulated amortization	(79,929)	(91,400)

	$56,673	$65,378

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

10. Mortgage Notes Payable:

        Mortgage notes payable at June 30, 2012 and December 31, 2011 consist of the following:

	Carrying Amount of Mortgage Notes(1)
	June 30, 2012		December 31, 2011
	Related Party	Other	Related Party	Other	Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Chandler Fashion Center(5)(6)	$—	$200,000	$—	$155,489	3.77%	$625	2019
Danbury Fair Mall	121,119	121,120	122,382	122,381	5.53%	1,538	2020
Deptford Mall	—	172,500	—	172,500	5.41%	778	2013
Deptford Mall	—	14,917	—	15,030	6.46%	101	2016
Eastland Mall	—	168,000	—	168,000	5.79%	811	2016
Fashion Outlets of Niagara	—	127,816	—	129,025	4.89%	727	2020
Fiesta Mall	—	84,000	—	84,000	4.98%	341	2015
Flagstaff Mall	—	37,000	—	37,000	5.03%	151	2015
Freehold Raceway Mall(5)	—	232,900	—	232,900	4.20%	805	2018
Fresno Fashion Fair	81,177	81,177	81,733	81,734	6.76%	1,104	2015
Great Northern Mall	—	36,831	—	37,256	5.19%	234	2013
Northgate, The Mall at(7)	—	64,000	—	38,115	3.12%	133	2017
Oaks, The(8)	—	220,000	—	257,264	4.14%	1,064	2022
Pacific View(9)	—	139,596	—	—	4.08%	668	2022
Paradise Valley Mall(10)	—	82,500	—	84,000	6.30%	399	2014
Prescott Gateway(11)	—	—	—	60,000	—	—	—
Promenade at Casa Grande(12)	—	75,348	—	76,598	5.21%	283	2013
Salisbury, Center at	—	115,000	—	115,000	5.83%	555	2016
SanTan Village Regional Center(13)	—	138,087	—	138,087	2.64%	269	2013
South Plains Mall	—	102,058	—	102,760	6.56%	648	2015
South Towne Center	—	85,896	—	86,525	6.39%	555	2015
Towne Mall	—	12,519	—	12,801	4.99%	100	2012
Tucson La Encantada(14)	74,821	—	75,315	—	4.23%	368	2022
Twenty Ninth Street(15)	—	107,000	—	107,000	3.07%	255	2016
Valley Mall	—	43,238	—	43,543	5.85%	280	2016
Valley River Center	—	120,000	—	120,000	5.59%	558	2016
Valley View Center(16)	—	—	—	125,000	—	—	—
Victor Valley, Mall of(17)	—	93,700	—	97,000	2.08%	142	2013
Vintage Faire Mall(18)	—	135,000	—	135,000	3.53%	364	2015
Westside Pavilion(19)	—	175,000	—	175,000	2.53%	1,326	2013
Wilton Mall(20)	—	40,000	—	40,000	1.24%	30	2013

	$277,117	$3,025,203	$279,430	$3,049,008

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

10. Mortgage Notes Payable: (Continued)

  Debt premiums (discounts) consist of the following:

Property Pledged as Collateral	June 30, 2012	December 31, 2011
Deptford Mall	$(22)	$(25)
Fashion Outlets of Niagara	7,734	8,198
Great Northern Mall	(42)	(55)
Towne Mall	42	88
Valley Mall	(350)	(365)

	$7,362	$7,841

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

(6)
On June 29, 2012, the Company replaced the existing loan on the property with a new $200,000 loan that bears interest at 3.77% and matures on July 1, 2019.

(7)
On March 23, 2012, the Company borrowed an additional $25,885 and modified the loan to bear interest at LIBOR plus 2.25% with a maturity of March 1, 2017. At June 30, 2012 and December 31, 2011, the total interest rate was 3.12% and 7.00%, respectively.

(8)
On May 17, 2012, the Company replaced the existing loan on the property with a new $220,000 loan that bears interest at 4.14% and matures on June 5, 2022.

(9)
On March 30, 2012, the Company placed a new $140,000 loan on the property that bears interest at 4.08% with a maturity of April 1, 2022.

(10)
The loan bears interest at LIBOR plus 4.0% with a total interest rate floor of 5.50% and matures on August 31, 2014. At June 30, 2012 and December 31, 2011, the total interest rate was 6.30%.

(11)
On May 31, 2012, the Company conveyed the property to the lender by a deed-in-lieu of foreclosure. As a result, the Company has been discharged from this non-recourse loan. (See Note 16—Discontinued Operations).

(12)
The loan bears interest at LIBOR plus 4.0% with a LIBOR rate floor of 0.50% and matures on December 30, 2013. At June 30, 2012 and December 31, 2011, the total interest rate was 5.21%.

(13)
The loan bears interest at LIBOR plus 2.10% and matures on June 13, 2013. At June 30, 2012 and December 31, 2011, the total interest rate was 2.64% and 2.69%, respectively.

(14)
On February 1, 2012, the Company replaced the existing loan on the property with a new $75,135 loan that bears interest at 4.23% and matures on March 1, 2022.

(15)
The loan bears interest at LIBOR plus 2.63% and matures on January 18, 2016. At June 30, 2012 and December 31, 2011, the total interest rate was 3.07% and 3.12%, respectively.

(16)
On April 23, 2012, the property was sold by a court appointed receiver. As a result, the Company was discharged from this non-recourse loan (See Note 16—Discontinued Operations).

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

10. Mortgage Notes Payable: (Continued)

(17)
The loan bears interest at LIBOR plus 1.60% and matures on May 6, 2013. At June 30, 2012 and December 31, 2011, the total interest rate was 2.08% and 2.13%, respectively.

(18)
The loan bears interest at LIBOR plus 3.0% and matures on April 27, 2015. At June 30, 2012 and December 31, 2011, the total interest rate was 3.53% and 3.56%, respectively.

(19)
The loan bears interest at LIBOR plus 2.00% and matures on June 5, 2013. At June 30, 2012 and December 31, 2011, the total interest rate was 2.53% and 2.53%, respectively.

(20)
The loan bears interest at LIBOR plus 0.675% and matures on August 1, 2013. As additional collateral for the loan, the Company is required to maintain a deposit of $40,000 with the lender, which has been included in restricted cash. The interest on the deposit is not restricted. At June 30, 2012 and December 31, 2011, the total interest rate was 1.24% and 1.28%, respectively.

        Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

        The Company expects that all loan maturities during the next twelve months will be refinanced, restructured, extended and/or paid-off from the Company's line of credit or with cash on hand.

        Total interest expense capitalized was $2,562 and $3,284 during the three months ended June 30, 2012 and 2011, respectively, and $4,915 and $6,619 during the six months ended June 30, 2012 and 2011, respectively.

        Related party mortgage notes payable are amounts due to affiliates of NML. See Note 18—Related Party Transactions for interest expense associated with loans from NML.

        The fair value of mortgage notes payable at June 30, 2012 and December 31, 2011 was $3,444,000 and $3,477,483, respectively, based on current interest rates for comparable loans. The method for computing fair value (Level 2 measurement) was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

11. Bank and Other Notes Payable:

        Bank and other notes payable consist of the following:

  Convertible Senior Notes ("Senior Notes"):

        On March 16, 2007, the Company issued $950,000 in Senior Notes that matured on March 15, 2012. The Senior Notes bore interest at 3.25%, payable semiannually, were senior to unsecured debt of the Company and were guaranteed by the Operating Partnership. Prior to December 14, 2011, upon the occurrence of certain specified events, the Senior Notes were convertible at the option of the holder into cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock, at the election of the Company, at an initial conversion rate of 8.9702 shares per $1 principal amount. On or after December 15, 2011, the Senior Notes were convertible at any time prior to March 13, 2012. The conversion right was not exercised prior to the maturity date of the Senior Notes.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

11. Bank and Other Notes Payable: (Continued)

        On March 15, 2012, the Company paid-off in full the $439,318 of Senior Notes then outstanding. The carrying value of the Senior Notes at December 31, 2011 was $437,788, which included an unamortized discount of $1,530. The unamortized discount was amortized into interest expense over the term of the Senior Notes in a manner that approximated the effective interest method. As of December 31, 2011, the effective interest rate was 5.41%. The fair value of the Senior Notes at December 31, 2011 was $439,318 (Level 1 measurement) based on the quoted market price.

  Line of Credit:

        The Company had a $1,500,000 revolving line of credit that bore interest at LIBOR plus a spread of 0.75% to 1.10% that matured on April 25, 2011. On May 2, 2011, the Company obtained a new $1,500,000 revolving line of credit that bears interest at LIBOR plus a spread of 1.75% to 3.0% depending on the Company's overall leverage and matures on May 2, 2015 with a one-year extension option. Based on the Company's current leverage levels, the borrowing rate on the new facility is LIBOR plus 2.0%. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2,000,000 less the outstanding balance of the $125,000 unsecured term loan as described below. As of June 30, 2012 and December 31, 2011, borrowings under the line of credit were $615,000 and $290,000, respectively, at an average interest rate of 2.78% and 2.96%, respectively. The fair value (Level 2 measurement) of the line of credit at June 30, 2012 and December 31, 2011 was $616,566 and $292,366, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.

  Term Loan:

        On December 8, 2011, the Company obtained a seven-year, $125,000 unsecured term loan under the line of credit that bears interest at LIBOR plus a spread of 1.95% to 3.20% depending on the Company's overall leverage and matures on December 8, 2018. Based on the Company's current leverage levels, the borrowing rate is LIBOR plus 2.20%. As of June 30, 2012 and December 31, 2011, the total interest rate was 2.59% and 2.42%, respectively. The fair value (Level 2 measurement) of the term loan at June 30, 2012 and December 31, 2011 was $122,589 and $120,019, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.

  Greeley Note:

        On July 27, 2006, concurrent with the sale of Greeley Mall, the Company provided marketable securities to replace Greeley Mall as collateral for the mortgage note payable on the property (See Note 7—Marketable Securities). As a result of this transaction, the mortgage note payable was reclassified to bank and other notes payable. This note bears interest at an effective rate of 6.34% and matures in September 2013. At June 30, 2012 and December 31, 2011, the Greeley Note had a balance outstanding of $24,444 and $24,848, respectively. The fair value (Level 2 measurement) of the note at June 30, 2012 and December 31, 2011 was $25,594 and $26,510, respectively, based on current interest rates for comparable loans. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the collateral for the underlying debt.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

11. Bank and Other Notes Payable: (Continued)

        As of June 30, 2012 and December 31, 2011, the Company was in compliance with all applicable financial loan covenants.

12. Co-Venture Arrangement:

        On September 30, 2009, the Company formed a joint venture, whereby a third party acquired a 49.9% interest in Freehold Raceway Mall and Chandler Fashion Center. As part of this transaction, the Company issued a warrant in favor of the third party to purchase 935,358 shares of common stock of the Company at an exercise price of $46.68 per share. See Note 14—Stockholders' Equity. The Company received approximately $174,650 in cash proceeds for the overall transaction, of which $6,496 was attributed to the warrants. The Company used the proceeds from this transaction to pay down the line of credit and for general corporate purposes.

        As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the venture formation, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The transaction has been accounted for as a profit-sharing arrangement, and accordingly the assets, liabilities and operations of the properties remain on the books of the Company and a co-venture obligation was established for the amount of $168,154, representing the net cash proceeds received from the third party less costs allocated to the warrant. The co-venture obligation is increased for the allocation of income to the co-venture partner and decreased for distributions to the co-venture partner. The co-venture obligation was $119,576 and $125,171 at June 30, 2012 and December 31, 2011, respectively.

13. Noncontrolling Interests:

        The Company allocates net income of the Operating Partnership based on the weighted average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 93% and 92% ownership interest in the Operating Partnership as of June 30, 2012 and December 31, 2011, respectively. The remaining 7% and 8% limited partnership interest as of June 30, 2012 and December 31, 2011, respectively, was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the 10 trading days ending on the respective balance sheet date. Accordingly, as of June 30, 2012 and December 31, 2011, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $617,038 and $554,341, respectively.

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

14. Stockholders' Equity:

        On September 30, 2009, the Company issued a warrant in connection with its formation of a co-venture to own and operate Freehold Raceway Mall and Chandler Fashion Center (See Note 12—Co-Venture Arrangement). The warrant provides for the purchase of 935,358 shares of the Company's common stock. The warrant was valued at $6,496 and recorded as a credit to additional paid-in capital. The warrant was immediately exercisable upon its issuance and will expire on December 1, 2012. The warrant has an exercise price of $46.68 per share, with such price subject to anti-dilutive adjustments. The warrant allows for either gross or net issue settlement at the option of the warrant holder. In the event that the warrant holder elects a net issue settlement, the Company may elect to settle the warrant in cash or shares; provided, however, that in the event the Company elects to deliver cash, the holder may elect to instead have the exercise of the warrant satisfied in shares. In addition, the Company has entered into a registration rights agreement with the warrant holders requiring the Company to provide certain registration rights regarding the resale of shares of common stock underlying the warrant. In December 2011, holders requested a net issue exercise of 311,786 shares of the warrant and the Company elected to deliver a cash payment of $1,278 in exchange for the portion of the warrant exercised. On April 10, 2012, the holders requested a net exercise of an additional 311,786 shares of the warrant and the Company elected to deliver a cash payment of $3,448 in exchange for the portion of the warrant exercised. As of June 30, 2012, there were 311,786 shares of the warrant unexercised.

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

        The Company recorded the fair value of Superstition Springs Land at $12,914. As a result of obtaining control of this property, the Company recognized a gain of $1,734, which is included in gain on remeasurement, sale or write down of assets, net for the three and six months ended June 30, 2011. Since the date of acquisition, the Company has included Superstition Springs Land in its consolidated financial statements.

  Fashion Outlets of Niagara:

        On July 22, 2011, the Company acquired Fashion Outlets of Niagara, a 529,059 square foot outlet center in Niagara Falls, New York. The initial purchase price of $200,000 was funded by a cash payment of $78,579 and the assumption of the mortgage note payable with a carrying value of $121,421. The cash purchase price was funded from borrowings under the Company's line of credit.

        The purchase and sale agreement includes contingent consideration based on the performance of Fashion Outlets of Niagara from the acquisition date through July 21, 2014 that could increase the purchase price from the initial $200,000 up to a maximum of $218,667. The Company estimated the fair value of the contingent consideration as of June 30, 2012 to be $15,417, which has been included in other accrued liabilities as part of the fair value of the total liabilities assumed.

        The following is a summary of the allocation of the fair value of Fashion Outlets of Niagara:

Property	$228,720
Restricted cash	5,367
Deferred charges, net	10,383
Other assets, net	3,090

Total assets acquired	247,560

Mortgage note payable	130,006
Accounts payable	231
Other accrued liabilities	38,037

Total liabilities assumed	168,274

Fair value of acquired net assets	$79,286

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

        The following is a summary of the allocation of the fair value of the SDG Acquisition Properties:

Property	$371,344
Deferred charges, net	30,786
Tenant receivables	10,048
Other assets, net	32,826

Total assets acquired	445,004

Mortgage notes payable	211,543
Accounts payable	10,416
Other accrued liabilities	18,578

Total liabilities assumed	240,537

Fair value of acquired net assets	$204,467

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

15. Acquisitions: (Continued)

        The following is a summary of the allocation of the fair value of 500 North Michigan Avenue:

Property	$66,033
Deferred charges, net	7,450
Other assets, net	2,143

Total assets acquired	75,626

Other accrued liabilities	4,701

Total liabilities assumed	4,701

Fair value of acquired net assets	$70,925

        The Company determined that the purchase price represented the fair value of the assets acquired and liabilities assumed.

        Since the date of acquisition, the Company has included 500 North Michigan Avenue in its consolidated financial statements. The property has generated incremental revenue of $3,210 and incremental loss of $197.

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

        In June 2011, the Company recorded an impairment charge of $35,729 related to Shoppingtown Mall. As a result of the maturity default on the mortgage note payable and the corresponding reduction of the estimated holding period, the Company wrote down the carrying value of the long-lived assets to its estimated fair value of $38,968. The Company had classified the estimated fair value as a Level 3 measurement due to the highly subjective nature of the computation, which involved estimates of holding period, market conditions, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital improvements. On December 30, 2011, the Company conveyed

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

16. Discontinued Operations: (Continued)

Shoppingtown Mall to the mortgage note lender by a deed-in-lieu of foreclosure. As a result of the conveyance, the Company recognized an additional $3,929 loss on the disposal of the property.

        In March 2012, the Company recorded an impairment charge of $54,306 related to Valley View Center. As a result of the sale of the property on April 23, 2012, the Company wrote down the carrying value of the long-lived assets to its estimated fair value of $33,450 (Level 1 measurement), which was equal to the sales price of the property. On April 23, 2012, the property was sold by a court appointed receiver, which resulted in a gain on the extinguishment of debt of $104,033 (See Note 10—Mortgage Notes Payable).

        On April 30, 2012, the Company sold The Borgata, a 93,693 square foot community center in Scottsdale, Arizona, for $9,150, resulting in a loss of $1,275. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.

        On May 11, 2012, the Company sold a former Mervyn's store in Montebello, California for $20,750, resulting in a loss on the sale of $383. The Company used the proceeds from the sale for general corporate purposes.

        On May 17, 2012, the Company sold Hilton Village, a 79,814 square foot community center in Scottsdale, Arizona, for $24,820, resulting in a gain of $3,260. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.

        On May 31, 2012, the Company conveyed Prescott Gateway, a 339,771 square foot shopping center in Prescott, Arizona, to the mortgage note lender by a deed-in-lieu of foreclosure. As a result of the conveyance, the Company recognized a gain on the extinguishment of debt of $16,350 (See Note 10—Mortgage Notes Payable).

        On June 28, 2012, the Company sold Carmel Plaza, a 111,945 square foot community center, for $52,000, resulting in a gain of $7,884. The Company used the proceeds from the sale to pay down the Company's line of credit.

        The Company has classified the results of operations and gain or loss on sale for all of the above dispositions as discontinued operations for the three and six months ended June 30, 2012 and 2011.

        Revenues from discontinued operations consisted of $3,920 and $10,485 for the three months ended June 30, 2012 and 2011, respectively, and $10,598 and $21,277 for the six months ended June 30, 2012 and 2011, respectively. Income (loss) from discontinued operations was $129,638 and $(40,516) for the three months ended June 30, 2012 and 2011, respectively, and $69,710 and $(45,951) for the six months ended June 30, 2012 and 2011, respectively.

17. Commitments and Contingencies:

        The Company has certain properties that are subject to non-cancelable operating ground leases. The leases expire at various times through 2098, subject in some cases to options to extend the terms of the leases. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. Ground rent expense was $1,992 and $2,172 for the three months ended June 30, 2012 and 2011, respectively, and $4,086 and $4,384 for the six months ended June 30,

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

17. Commitments and Contingencies: (Continued)

2012 and 2011, respectively. No contingent rent was incurred during the three and six months ended June 30, 2012 or 2011.

        As of June 30, 2012 and December 31, 2011, the Company was contingently liable for $4,574 and $19,721, respectively, in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

        The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreements. At June 30, 2012, the Company had $92,060 in outstanding obligations which it believes will be settled in the next twelve months.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Management Fees	$5,861	$6,549	$11,909	$12,811
Development and Leasing Fees	3,631	1,361	6,854	3,752

	$9,492	$7,910	$18,763	$16,563

        Certain mortgage notes on the properties are held by NML (See Note 10—Mortgage Notes Payable). Interest expense in connection with these notes was $3,833 and $4,086 for the three months ended June 30, 2012 and 2011, respectively, and $7,773 and $8,575 for the six months ended June 30, 2012 and 2011, respectively. Included in accounts payable and accrued expenses is interest payable on these notes of $1,275 and $1,379 at June 30, 2012 and December 31, 2011, respectively.

        As of June 30, 2012 and December 31, 2011, the Company had loans to unconsolidated joint ventures of $3,403 and $3,995, respectively. Interest income associated with these notes was $64 and $49 for the three months ended June 30, 2012 and 2011, respectively, and $129 and $143 for the six months ended June 30, 2012 and 2011, respectively. These loans represent initial funds advanced to development stage projects prior to construction loan funding. Accordingly, loan payables in the same amount have been accrued as an obligation by the various joint ventures.

        Due from affiliates of $3,572 and $3,387 at June 30, 2012 and December 31, 2011, respectively, represents unreimbursed costs and fees due from unconsolidated joint ventures under management agreements.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

19. Share and Unit-Based Plans:

        On February 23, 2012, the Company granted 190,000 limited partnership units of the Operating Partnership ("LTIP Units") under the Long-Term Incentive Plan ("LTIP") to four executive officers at a weighted average grant date fair value of $37.77 per LTIP Unit. On April 16, 2012, the Company granted 10,000 LTIP Units to a new executive officer at a weighted average grant date fair value of $54.97 per LTIP Unit. The new grants vest over a service period ending January 31, 2013 based on the percentile ranking of the Company in terms of total return to stockholders (the "Total Return") per common stock share relative to the Total Return of a group of peer REITs, as measured at the end of the measurement period. Upon the occurrence of specified events and subject to the satisfaction of applicable vesting conditions, LTIP Units (after conversion into OP Units) are ultimately redeemable for common stock of the Company on a one-unit for one-share basis.

        The fair value of the Company's LTIP Units granted in 2012 was estimated on the date of grant using a Monte Carlo Simulation model. The stock price of the Company, along with the stock prices of the group of peer REITs, was assumed to follow the Multivariate Geometric Brownian Motion Process. Multivariate Geometric Brownian Motion Process modeling is commonly used in financial markets, as it allows the modeled quantity (in this case, the stock price) to vary randomly from its current value based on the stock price's expected volatility and current market interest rates. The volatilities of the returns on the price of the Company and the peer group REITs were estimated based on a 0.92-year look-back period. The expected growth rate of the stock prices over the derived service period was determined with consideration of the risk free rate as of the grant date.

        The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
LTIP Units	$2,321	$2,575	$3,868	$4,477
Stock awards	124	84	220	578
Stock units	383	2,930	2,603	5,742
SARs	82	302	82	623
Phantom stock units	255	242	509	482

	$3,165	$6,133	$7,282	$11,902

        The Company capitalized share and unit-based compensation costs of $452 and $2,098 for the three months ended June 30, 2012 and 2011, respectively, and $1,772 and $5,012 for the six months ended June 30, 2012 and 2011, respectively. Unrecognized compensation cost of share and unit-based plans at June 30, 2012 consisted of $5,014 from LTIP Units, $870 from stock awards, $3,327 from stock units, $115 from SARs and $275 from phantom stock units.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

19. Share and Unit-Based Plans: (Continued)

        The following table summarizes the activity of the non-vested LTIP Units, stock awards, phantom stock units and stock units:

	LTIP Units		Stock Awards		Phantom Stock		Stock Units
	Units	Value(1)	Shares	Value(1)	Units	Value(1)	Units	Value(1)
Balance January 1, 2012	190,000	$43.30	21,130	$40.68	15,745	$34.84	576,340	$11.71
Granted(2)	295,000	40.13	9,639	54.43	4,200	56.09	72,322	54.43
Vested(2)	(285,000)	43.30	(9,845)	35.69	(12,065)	42.23	(533,985)	15.24
Forfeited	—	—	—	—	—	—	—	—

Balance at June 30, 2012	200,000	$38.63	20,924	$49.36	7,880	$34.84	114,677	$52.19

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

        The following table summarizes the activity of the SARs and stock options outstanding:

	SARs		Stock Options
	Shares	Value(1)	Shares	Value(1)
Balance January 1, 2012	1,156,985	$56.55	13,500	$30.08
Granted	—	—	—	—
Exercised	(32,732)	56.63	—	—
Forfeited	—	—	—	—

Balance at June 30, 2012	1,124,253	$56.55	13,500	$30.08

(1)
Value represents the weighted-average exercise price.

20. Income Taxes:

        The Company has made taxable REIT subsidiary elections for all of its corporate subsidiaries other than its qualified REIT subsidiaries. The elections, effective for the year beginning January 1, 2001 and future years, were made pursuant to section 856(l) of the Code. The Company's Taxable REIT Subsidiaries ("TRSs") are subject to corporate level income taxes which are provided for in the Company's consolidated financial statements. The Company's primary TRSs include Macerich Management Company and Macerich Arizona Partners LLC.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

20. Income Taxes: (Continued)

        The income tax benefit of the TRSs is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Current	$—	$—	$—	$—
Deferred	3,075	1,768	1,225	4,246

Income tax benefit	$3,075	$1,768	$1,225	$4,246

        The net operating loss carryforwards are currently scheduled to expire through 2032, beginning in 2021. Net deferred tax assets of $30,310 and $26,829 were included in deferred charges and other assets, net at June 30, 2012 and December 31, 2011, respectively.

        The tax returns for the years 2008-2011 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefits will materially change within the next twelve months.

21. Subsequent Events:

        On July 27, 2012, the Company announced a dividend/distribution of $0.55 per share for common stockholders and OP Unit holders of record on August 20, 2012. All dividends/distributions will be paid 100% in cash on September 7, 2012.

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

Management's Overview and Summary

        The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, the Operating Partnership. As of June 30, 2012, the Operating Partnership owned or had an ownership interest in 63 regional shopping centers and seven community shopping centers totaling approximately 64 million square feet of gross leasable area. These 70 regional and community shopping centers are referred to hereinafter as the "Centers," unless the context otherwise requires. The Company is a self-administered and self-managed REIT and conducts all of its operations through the Operating Partnership and the Management Companies.

        The following discussion is based primarily on the consolidated financial statements of the Company for the three and six months ended June 30, 2012 and 2011. It compares the results of operations for the three months ended June 30, 2012 to the results of operations for the three months ended June 30, 2011, and it compares the results of operations and cash flows for the six months ended June 30, 2012 to the results of operations and cash flows for the six months ended June 30, 2011. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

  Acquisitions and Dispositions:

        On February 24, 2011, the Company's joint venture in Kierland Commons Investment LLC ("KCI") acquired an additional ownership interest in PHXAZ/Kierland Commons, L.L.C. ("Kierland Commons"), a 434,642 square foot community center in Scottsdale, Arizona. As a result of this transaction, the Company's ownership interest in KCI increased from 24.5% to 50.0%. The Company's share of the purchase price consisted of a cash payment of $34.2 million and the assumption of a pro rata share of debt of $18.6 million.

        On February 28, 2011, the Company, in a 50/50 joint venture, acquired The Shops at Atlas Park, a 377,924 square foot community center in Queens, New York, for a total purchase price of $53.8 million. The Company's share of the purchase price was $26.9 million and was funded from the Company's cash on hand.

        On February 28, 2011, the Company acquired the additional 50% ownership interest in Desert Sky Mall, an 893,863 square foot regional shopping center in Phoenix, Arizona, that it did not own. The total purchase price was $27.6 million, which included the assumption of the third party's pro rata share of the mortgage note payable on the property of $25.8 million. Concurrent with the purchase of the partnership interest, the Company paid off the $51.5 million loan on the property.

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

        On July 22, 2011, the Company acquired Fashion Outlets of Niagara, a 529,059 square foot outlet center in Niagara Falls, New York. The initial purchase price of $200.0 million was funded by a cash payment of $78.6 million and the assumption of the mortgage note payable of $121.4 million. The cash purchase price was funded from borrowings under the Company's line of credit. The purchase and sale agreement includes contingent consideration based on the performance of Fashion Outlets of Niagara from the acquisition date through July 21, 2014 that could increase the purchase price from the initial $200.0 million up to a maximum of $218.7 million. As of June 30, 2012, the Company estimated the fair value of the contingent consideration as $15.4 million, which has been included in other accrued liabilities.

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

        On March 30, 2012, the Company sold its 50% ownership interest in Chandler Village Center, a 273,439 square foot community center in Chandler, Arizona, for a total sales price of $14.8 million, resulting in a gain on the sale of assets of $8.2 million. The sales price was funded by a cash payment of $6.0 million and the assumption of the Company's share of the mortgage note payable on the property of $8.8 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.

        On March 30, 2012, the Company sold its 50% ownership interest in Chandler Festival, a 500,426 square foot community center in Chandler, Arizona, for a total sales price of $31.0 million, resulting in a gain on the sale of assets of $12.3 million. The sales price was funded by a cash payment of $16.2 million and the assumption of the Company's share of the mortgage note payable on the property of $14.8 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.

        On March 30, 2012, the Company's joint venture in SanTan Village Power Center, a 491,037 square foot community center in Gilbert, Arizona, sold the property for $54.8 million, resulting in a gain on the sale of assets of $23.3 million for the joint venture. The Company's pro rata share of the gain recognized was $7.9 million.

        On April 30, 2012, the Company sold The Borgata, a 93,693 square foot community center in Scottsdale, Arizona, for $9.2 million, resulting in a loss on the sale of $1.3 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.

        On May 17, 2012, the Company sold Hilton Village, a 79,814 square foot community center in Scottsdale, Arizona, for $24.8 million, resulting in a gain on the sale of assets of $3.3 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.

        On May 31, 2012, the Company sold its 50% ownership interest in Chandler Gateway, a 259,535 square foot community center in Chandler, Arizona, for a total sales price of $14.3 million, resulting in a gain on the sale of assets of $3.3 million. The sales price was funded by a cash payment of $4.9 million and the assumption of the Company's share of the mortgage note payable on the property of $9.4 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.

        On June 28, 2012, the Company sold Carmel Plaza, a 111,945 square foot community center, for $52.0 million, resulting in a gain on the sale of assets of $7.9 million. The Company used the proceeds from the sale to pay down its line of credit.

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

        On March 4, 2011, the Company sold a fee interest in a former Mervyn's store in Santa Fe, New Mexico, for $3.7 million, resulting in a loss on the sale of $1.9 million. The Company used the proceeds from the sale for general corporate purposes.

        On June 3, 2011, the Company disposed of five former Mervyn's stores in connection with the GGP Exchange (See "Acquisitions and Dispositions").

        On October 14, 2011, the Company sold a former Mervyn's store in Salt Lake City, Utah, for $8.1 million, resulting in a gain on the sale of $3.8 million. The proceeds from the sale were used for general corporate purposes.

        On November 30, 2011, the Company sold a former Mervyn's store in West Valley City, Utah, for $2.3 million, resulting in a loss on the sale of $0.2 million. The proceeds from the sale were used for general corporate purposes.

        On May 11, 2012, the Company sold a former Mervyn's store in Montebello, California for $20.8 million, resulting in a loss on the sale of $0.4 million. The proceeds from the sale were used for general corporate purposes.

        Currently, four former Mervyn's stores in the Company's portfolio remain vacant. The Company is actively seeking replacement tenants for these spaces.

  Other Transactions and Events:

        On July 15, 2010, a court appointed receiver assumed operational control of Valley View Center and responsibility for managing all aspects of the property. In March 2012, the Company recorded an impairment charge of $54.3 million to write down the carrying value of the long-lived assets to its estimated fair value. On April 23, 2012, the property was sold by the receiver for $33.5 million, which resulted in a gain on the extinguishment of debt of $104.0 million.

        On April 1, 2011, the Company's joint venture in SDG Macerich conveyed Granite Run Mall to the mortgage note lender by a deed-in-lieu of foreclosure. The mortgage note was non-recourse. The Company's pro rata share of gain on extinguishment of debt was $7.8 million.

        On May 11, 2011, the non-recourse mortgage note payable on Shoppingtown Mall went into maturity default. As a result of the maturity default and the corresponding reduction of the estimated holding period, the Company recognized an impairment charge of $35.7 million to write-down the carrying value of the long-lived assets to its estimated fair value. On September 14, 2011, the Company exercised its right and redeemed the outside ownership interests in the Center for a cash payment of $11.4 million. On December 30, 2011, the Company conveyed the property to the mortgage note lender by a deed-in-lieu of foreclosure. As a result of the conveyance, the Company recognized an additional $3.9 million loss on the disposal of the property.

        On May 31, 2012, the Company conveyed Prescott Gateway, a 339,771 square foot shopping center in Prescott, Arizona, to the mortgage note lender by a deed-in-lieu of foreclosure. The mortgage loan was non-recourse. As a result of the conveyance, the Company recognized a gain on extinguishment of debt of $16.4 million.

  Redevelopment and Development Activity:

        In August 2011, the Company entered into a joint venture agreement with a subsidiary of AWE/Talisman for the development of Fashion Outlets of Chicago in the Village of Rosemont, Illinois. The Company will own 60% of the joint venture and AWE/Talisman will own 40%. The Center will be a fully enclosed two level, 528,000 square foot outlet center. The site is located within a mile of O'Hare International Airport. The project broke ground in November 2011 and is expected to be completed in Summer 2013. The total estimated project cost is approximately $200.0 million. As of June 30, 2012, the joint venture has incurred $107.0 million of development costs. On March 2, 2012, the joint venture obtained a construction loan on the property that allows for borrowings up to $140.0 million, bears interest at LIBOR plus 2.50% and matures March 2, 2017. As of June 30, 2012, no borrowings have been made under the loan. Fashion Outlets of Chicago is referred herein as the "Development Property."

        The Company's joint venture in Tysons Corner, a 1,985,179 square foot regional shopping center in McLean, Virginia, is currently expanding the property to include a 500,000 square foot office building, a 450 unit residential tower and a 300 room hotel. The joint venture started the expansion project in October 2011 and expects it to be completed in Fall 2014. The total estimated cost of the project is estimated at $600.0 million, of which $300.0 million is estimated to be the Company's pro rata share. The Company has funded $41.9 million of the total of $83.7 million incurred by the joint venture as of June 30, 2012.

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

  Capitalization of Costs:

        The Company capitalizes costs incurred in redevelopment, development, renovation and improvement of properties. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. These capitalized costs include direct and certain indirect costs clearly associated with the project. Indirect costs include real estate taxes, insurance and certain shared administrative costs. In assessing the amounts of direct and indirect costs to be capitalized, allocations are made to projects based on estimates of the actual amount of time spent on each activity. Indirect costs not clearly associated with specific projects are expensed as period costs. Capitalized indirect costs are allocated to development and redevelopment activities based on the square footage of the portion of the building not held available for immediate occupancy. If costs and activities incurred to ready the vacant space cease, then cost capitalization is also discontinued until such activities are resumed. Once work has been completed on a vacant space, project costs are no longer capitalized. For projects with extended lease-up periods, the Company ends the capitalization when significant activities have ceased, which does not exceed the shorter of a one-year period after the completion of the building shell or when the construction is substantially complete.

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

        The Company immediately expenses costs associated with business combinations as period costs.

  Asset Impairment:

        The Company assesses whether an indicator of impairment in the value of its properties exists by considering expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include projected rental revenue, operating costs and capital expenditures as well as estimated holding periods and capitalization rates. If an impairment indicator exists, the determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flows analysis, with the carrying value of the related assets. The Company generally holds and operates its properties long-term, which decreases the likelihood of their carrying values not being recoverable. Properties classified as held for sale are measured at the lower of the carrying amount or fair value less cost to sell.

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

Results of Operations

        Many of the variations in the results of operations, discussed below, occurred because of the transactions affecting the Company's properties described above, including the Acquisition Properties (as defined below) and the Development Property.

        For purposes of the discussion below, the Company defines "Same Centers" as those Centers that are substantially complete and in operation for the entirety of both periods of the comparison. Non-Same Centers for comparison purposes include recently acquired properties ("Acquisition Properties") and those Centers or properties that are going through a substantial redevelopment often resulting in the closing of a portion of the Center ("Development Properties"). The Company moves a Center in and out of Same Centers based on whether the Center is substantially complete and in operation for the entirety of both periods of the comparison. Accordingly, Same Centers consists of all consolidated Centers, excluding the Acquisition Properties and the Development Properties for the periods of comparison.

        For comparison of the three months ended June 30, 2012 to the three months ended June 30, 2011, the Acquisition Properties include the Kohl's store at Capitola Mall, the land under Superstition Springs Center, Fashion Outlets of Niagara, the SDG Acquisition Properties and 500 North Michigan Avenue. For comparison of the six months ended June 30, 2012 to the six months ended June 30, 2011, the Acquisition Properties include Desert Sky Mall, the Kohl's store at Capitola Mall, the land under Superstition Springs Center, Fashion Outlets of Niagara, the SDG Acquisition Properties and 500 North Michigan Avenue. The increase in revenues and expenses of the Acquisition Properties during the three and six months ended June 30, 2012 in comparison to the three and six months ended June 30, 2011 is primarily due to the inclusion of the SDG Acquisition Properties in the results of operations in 2012. (See "Acquisitions and Dispositions" in Management's Overview and Summary).

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

        Tenant sales per square foot increased from $458 for the twelve months ended June 30, 2011 to $513 for the twelve months ended June 30, 2012. Occupancy rate increased from 92.3% at June 30, 2011 to 92.7% at June 30, 2012. Releasing spreads increased 16.3% for the twelve months ended June 30, 2012. These calculations exclude Valley View Center, Granite Run Mall, Shoppingtown Mall, Prescott Gateway and Centers under development or redevelopment.

        The Company's recent trend of retail sales growth continued during the twelve months ended June 30, 2012 with tenant sales per square foot and releasing spreads increasing compared to the twelve months ended June 30, 2011. The Company expects that releasing spreads will continue to be positive during 2012 as it renews or relets leases that are scheduled to expire during the year. The Company's occupancy rate as of June 30, 2012 increased compared to June 30, 2011. Although certain aspects of the U.S. economy, the retail industry as well as the Company's operating results have continued to improve, economic and political uncertainty remains in various parts of the world. In addition, the U.S. economy is still experiencing weakness, high levels of unemployment have persisted and rental rates and valuations for retail space have not fully recovered to pre-recession levels. Any further continuation of these adverse conditions could harm the Company's business, results of operations and financial condition.

Comparison of Three Months Ended June 30, 2012 and 2011

  Revenues:

        Minimum and percentage rents (collectively referred to as "rental revenue") increased $13.3 million, or 12.4%, from 2011 to 2012. The increase in rental revenue is attributed to an increase of $16.2 million from the Acquisition Properties offset in part by a decrease of $2.9 million from the Same Centers. Rental revenue includes the amortization of above and below-market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below-market leases decreased from $1.9 million in 2011 to $1.1 million in 2012. The amortization of straight-line rents increased from $1.4 million in 2011 to $1.5 million in 2012. Lease termination income decreased from $1.7 million in 2011 to $0.8 million in 2012.

        Tenant recoveries increased $6.7 million, or 11.5%, from 2011 to 2012. This increase in tenant recoveries is attributed to an increase of $6.2 million from the Acquisition Properties and $0.5 million from the Same Centers.

        Management Companies' revenue increased from $8.1 million in 2011 to $9.7 million in 2012 due primarily to an increase in development fees.

  Shopping Center and Operating Expenses:

        Shopping center and operating expenses increased $6.0 million, or 10.2%, from 2011 to 2012. The increase in shopping center and operating expenses is attributed to an increase of $8.1 million from the Acquisition Properties offset in part by a decrease of $2.1 million from the Same Centers.

  Management Companies' Operating Expenses:

        Management Companies' operating expenses increased $2.8 million from 2011 to 2012 due to an increase in compensation costs in 2012.

  REIT General and Administrative Expenses:

        REIT general and administrative expenses increased by $1.9 million from 2011 to 2012 due to an increase in compensation costs in 2012.

  Depreciation and Amortization:

        Depreciation and amortization increased $10.6 million from 2011 to 2012. The increase in depreciation and amortization is primarily attributed to an increase of $10.2 million from the Acquisition Properties and $0.4 million from the Same Centers.

  Interest Expense:

        Interest expense decreased $0.8 million from 2011 to 2012. The decrease in interest expense was primarily attributed to decreases of $8.0 million from the Senior Notes (See Liquidity and Capital Resources), $0.3 million from the Same Centers and $0.2 million from the Development Property offset in part by increases of $5.0 million from the Acquisition Properties, $1.9 million from the borrowings under the Company's line of credit and $0.8 million from the term loan (See Liquidity and Capital Resources).

        The above interest expense items are net of capitalized interest, which decreased from $3.3 million in 2011 to $2.6 million in 2012.

  Equity in Income of Unconsolidated Joint Ventures:

        Equity in income of unconsolidated joint ventures decreased $6.5 million from 2011 to 2012. The decrease is primarily attributed to the $7.8 million pro rata share of the gain on extinguishment of debt on Granite Run Mall in 2011 (See "Other Transactions and Events" in Management's Overview and Summary).

  (Loss) Gain on Remeasurement, Sale or Write Down of Assets, net:

        Loss on remeasurement, sale or write down of assets increased $2.1 million from 2011 to 2012. The increase is primarily attributed to an increase in the write down of development costs in 2012.

  Income (Loss) From Discontinued Operations:

        Income from discontinued operations increased $170.2 million from 2011 to 2012. The increase in income from discontinued operations is primarily due to the gain on extinguishment of debt of $104.0 million on Valley View Center and $16.4 million on Prescott Gateway in 2012, the $7.9 million gain on the sale of Carmel Plaza in 2012 and the impairment charge of $35.7 million on the write down of the long-lived assets of Shoppingtown Mall in 2011 (See "Acquisitions and Dispositions" and "Other Transactions and Events" in Management's Overview and Summary).

  Net Income (Loss):

        Net income increased $165.5 million from 2011 to 2012. The increase is primarily attributed to the increase in income from discontinued operations of $170.2 million as discussed above.

  Funds From Operations ("FFO"):

        Primarily as a result of the factors mentioned above, FFO—diluted increased 119.9% from $102.9 million in 2011 to $226.2 million in 2012. For a reconciliation of FFO and FFO—diluted to net income (loss) available to the common stockholders, the most directly comparable GAAP financial measure, see "Funds from Operations and Adjusted Funds from Operations."

Comparison of Six Months Ended June 30, 2012 and 2011

  Revenues:

        Rental revenue increased by $31.2 million, or 14.7%, from 2011 to 2012. The increase in rental revenue is attributed to an increase of $32.9 million from the Acquisition Properties offset in part by a decrease of $1.7 million from the Same Centers. The amortization of above and below-market leases decreased from $4.0 million in 2011 to $3.7 million in 2012. The amortization of straight-line rents increased from $1.5 million in 2011 to $2.6 million in 2012 primarily because of the Acquisition Properties. Lease termination income decreased from $3.0 million in 2011 to $2.4 million in 2012.

        Tenant recoveries increased $13.1 million, or 11.3%, from 2011 to 2012. This increase in tenant recoveries is attributed to an increase of $13.0 million from the Acquisition Properties and $0.1 million from the Same Centers.

        Management Companies revenue increased from $18.7 million in 2011 to $20.9 million in 2012 due primarily to an increase in development fees.

  Shopping Center and Operating Expenses:

        Shopping center and operating expenses increased $14.4 million, or 12.4%, from 2011 to 2012. The increase in shopping center and operating expenses is attributed to an increase of $16.3 million from the Acquisition Properties offset in part by a decrease of $1.9 million from the Same Centers.

  Management Companies' Operating Expenses:

        Management Companies' operating expenses decreased $0.5 million from 2011 to 2012.

  REIT General and Administrative Expenses:

        REIT general and administrative expenses decreased by $1.2 million from 2011 to 2012 due to a decrease in compensation costs in 2012.

  Depreciation and Amortization:

        Depreciation and amortization increased $24.7 million from 2011 to 2012. The increase in depreciation and amortization is primarily attributed to an increase of $20.6 million from the Acquisition Properties and $4.1 million from the Same Centers.

  Interest Expense:

        Interest expense decreased $6.8 million from 2011 to 2012. The decrease in interest expense was primarily attributed to decreases of $11.2 million from the Senior Notes (See Liquidity and Capital Resources), $6.3 million from the Same Centers, $0.5 million from the Development Property and $0.4 million from the borrowings under the Company's line of credit. These decreases were offset in part by an increase of $10.0 million from the Acquisition Properties and $1.6 million from the term loan (See Liquidity and Capital Resources). The decrease in interest expense at the Same Centers is primarily attributed to the maturity of a $400.0 million interest rate swap agreement in April 2011.

        The above interest expense items are net of capitalized interest, which decreased from $6.6 million in 2011 to $4.9 million in 2012, primarily due to a decrease in interest rates.

  Loss on Early Extinguishment of Debt:

        The loss on early extinguishment of debt of $9.1 million in 2011 is attributed to the prepayment of the mortgage note payable on Chesterfield Towne Center.

  Equity in Income of Unconsolidated Joint Ventures:

        Equity in income of unconsolidated joint ventures decreased $6.2 million from 2011 to 2012. The decrease is primarily attributed to the $7.8 million pro rata share of the gain on extinguishment of debt on Granite Run Mall in 2011 (See "Other Transactions and Events" in Management's Overview and Summary).

  Gain on Remeasurement, Sale or Write Down of Assets:

        Gain on remeasurement, sale or write down of assets increased $15.6 million from 2011 to 2012. The increase is primarily attributed to the sales of the Company's investments in Chandler Festival, Chandler Village Center and Chandler Gateway in 2012 (See "Acquisitions and Dispositions" in Management's Overview and Summary).

  Income (Loss) From Discontinued Operations:

        Income from discontinued operations increased $115.7 million from 2011 to 2012. The increase in income from discontinued operations is primarily due to the gain on extinguishment of debt of $104.0 million on Valley View Center and $16.4 million on Prescott Gateway in 2012, the $7.9 million gain on the sale of Carmel Plaza in 2012 and the impairment charge of $35.7 million on Shoppingtown Mall in 2011 offset in part by the impairment charge of $54.3 million on Valley View Center in 2012 (See "Other Transactions and Events" in Management's Overview and Summary).

  Net Income (Loss):

        Net income increased $153.6 million from 2011 to 2012. The increase is primarily attributed to the increases in income from discontinued operations of $115.7 million and the gain on remeasurement, sale or write down of assets of $15.6 million as discussed above.

  Funds From Operations ("FFO"):

        Primarily as a result of the factors mentioned above, FFO—diluted increased 88.2% from $176.6 million in 2011 to $332.4 million in 2012. For a reconciliation of FFO and FFO—diluted to net income (loss) available to the common stockholders, the most directly comparable GAAP financial measure, see "Funds from Operations and Adjusted Funds from Operations."

  Operating Activities:

        Cash provided by operating activities increased from $89.9 million in 2011 to $144.6 million in 2012. The increase was primarily due to changes in assets and liabilities and the results at the Acquisition Properties as discussed above.

  Investing Activities:

        Cash provided by investing activities increased from a deficit of $197.3 million in 2011 to a surplus of $7.7 million in 2012. The increase in cash provided by investing activities was primarily due to an increase of $125.8 million in proceeds from the sale of assets and a decrease of $101.2 million in contributions to unconsolidated joint ventures offset in part by an increase of $42.5 million in acquisitions of property, development, redevelopment, renovations and property improvements. The increase in proceeds from the sale of assets is primarily due to the sales of The Borgata, Carmel Plaza, Chandler Festival, Chandler Village Center, Chandler Gateway, Hilton Village and a former Mervyn's store in 2012 (See "Acquisitions and Dispositions" in Managements Overview and Summary).

  Financing Activities:

        Cash used in financing activities decreased from $265.0 million in 2011 to $129.8 million in 2012. The decrease in cash used in financing activities was primarily due to an increase in proceeds from mortgages, bank and other notes payable of $963.9 million offset in part by an increase in payments on mortgages, bank and other notes payable of $850.2 million.

Liquidity and Capital Resources

        The Company anticipates meeting its liquidity needs for its operating expenses and debt service and dividend requirements for the next twelve months through cash generated from operations, working capital reserves and/or borrowings under its unsecured line of credit.

        The following tables summarize capital expenditures incurred at the Centers:

	For the Six Months Ended June 30,
(Dollars in thousands)	2012	2011
Consolidated Centers:
Acquisitions of property and equipment	$76,935	$70,114
Development, redevelopment, expansion and renovations	53,011	52,461
Tenant allowances	8,543	8,792
Deferred leasing charges	13,580	16,868

	$152,069	$148,235

Joint Venture Centers (at Company's pro rata share):
Acquisitions of property and equipment	$1,754	$137,291
Development, redevelopment, expansion and renovations	46,457	16,410
Tenant allowances	2,490	2,697
Deferred leasing charges	2,576	2,878

	$53,277	$159,276

        The Company expects amounts to be incurred during the next twelve months for tenant allowances and deferred leasing charges to be comparable or less than 2011 and that capital for those expenditures will be available from working capital, cash flow from operations, borrowings on property specific debt or unsecured corporate borrowings. The Company expects to incur between $200 million and $300 million during the next twelve months for development, redevelopment, expansion and renovations. Capital for these major expenditures, developments and/or redevelopments has been, and is expected to continue to be obtained from a combination of debt or equity financings, which are expected to include borrowings under the Company's line of credit and construction loans. The Company has also generated liquidity in the past through equity offerings, property refinancings, joint venture transactions and the sale of non-core assets including the recent sales of The Borgata, Carmel Plaza, Chandler Gateway, Chandler Village Center, Chandler Festival, Hilton Village and SanTan Village Power Center (See "Acquisitions and Dispositions" in Management's Overview and Summary), and may sell additional non-core assets in the future. Furthermore, the Company has filed a shelf registration statement which registered an unspecified amount of common stock, preferred stock, depositary shares, debt securities, warrants, rights and units.

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

        The Company's total outstanding loan indebtedness at June 30, 2012 was $6.0 billion (including $740.0 million of unsecured debt and $1.9 billion of its pro rata share of joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgages notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand. The Company's loan obligations regarding Valley View Center and Prescott Gateway were discharged on April 23, 2012 and May 31, 2012, respectively (See "Other Transactions and Events" in Management's Overview and Summary).

        On March 15, 2012, the Company repaid the $439.3 million of senior convertible notes ("Senior Notes") that had matured. The repayment was funded by additional borrowings under the Company's line of credit.

        The Company has a $1.5 billion revolving line of credit that bears interest at LIBOR plus a spread of 1.75% to 3.0% depending on the Company's overall leverage and matures on May 2, 2015 with a one-year extension option. Based on the Company's current leverage levels, the borrowing rate on the new facility is LIBOR plus 2.0%. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2.0 billion less the outstanding balance of the $125.0 million unsecured term loan, as discussed below. All obligations under the line of credit are unconditionally guaranteed by the Company and certain of its direct and indirect subsidiaries and are secured, subject to certain exceptions, by pledges of direct and indirect ownership interests in certain of the subsidiary guarantors. At June 30, 2012, total borrowings under the line of credit were $615.0 million with an average effective interest rate of 2.78%.

        The Company has a $125.0 million unsecured term loan under the Company's line of credit that bears interest at LIBOR plus a spread of 1.95% to 3.20% depending on the Company's overall leverage and matures on December 8, 2018. Based on the Company's current leverage levels, the borrowing rate is LIBOR plus 2.20%. As of June 30, 2012, the total interest rate was 2.59%.

        Cash dividends and distributions for the six months ended June 30, 2012 were $161.1 million. A total of $144.6 million was funded by cash flows provided by operations. The remaining $16.5 million was funded through distributions received from unconsolidated joint ventures which are included in cash flows from investing activities in the Company's Consolidated Statements of Cash Flows.

        At June 30, 2012, the Company was in compliance with all applicable loan covenants under its agreements.

        At June 30, 2012, the Company had cash and cash equivalents available of $89.8 million.

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

        In addition, certain joint ventures also have secured debt that could become recourse debt to the Company or its subsidiaries, in excess of the Company's pro rata share, should the joint ventures be unable to discharge the obligations of the related debt. At June 30, 2012, the balance of the debt that could be recourse to the Company was $372.4 million offset in part by indemnity agreements from joint venture partners for $178.6 million. The maturities of the recourse debt, net of indemnification, are $168.0 million in 2013, $16.8 million in 2015 and $9.0 million in 2016.

        Additionally, as of June 30, 2012, the Company is contingently liable for $4.6 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

  Long-term Contractual Obligations:

        The following is a schedule of long-term contractual obligations as of June 30, 2012 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)	$4,240,650	$639,511	$656,241	$1,626,880	$1,318,018
Operating lease obligations(1)	274,907	12,511	22,497	20,251	219,648
Purchase obligations(1)	92,060	82,704	9,356	—	—
Other long-term liabilities	244,982	201,935	2,835	3,137	37,075

	$4,852,599	$936,661	$690,929	$1,650,268	$1,574,741

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

        Adjusted FFO ("AFFO") excludes the FFO impact of Shoppingtown Mall and Valley View Center for the three and six months ended June 30, 2012 and 2011. In December 2011, the Company conveyed Shoppingtown Mall to the lender by a deed-in-lieu of foreclosure. In July 2010, a court-appointed receiver assumed operational control of Valley View Center and responsibility for managing all aspects of the property. Valley View Center was sold by the receiver on April 23, 2012, and the related non-recourse mortgage loan obligation was fully extinguished on that date. On May 31, 2012, the Company conveyed Prescott Gateway to the lender by a deed-in-lieu of foreclosure and the debt was forgiven resulting in a gain on the extinguishment of debt of $16.4 million. AFFO also excludes the gain on the extinguishment of debt on Prescott Gateway for the three and six months ended June 30, 2012.

        FFO and FFO on a diluted basis are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization, as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. The Company believes that AFFO and AFFO on a diluted basis provide useful supplemental information regarding the Company's performance as they show a more meaningful and consistent comparison of the Company's operating performance and allow investors to more easily compare the Company's results without taking into account non-cash credits and charges on properties controlled by either a receiver or loan servicer. FFO and AFFO on a diluted basis are measures investors find most useful in measuring the dilutive impact of outstanding convertible securities.

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

        The following reconciles net income (loss) available to common stockholders to FFO and FFO-diluted for the three and six months ended June 30, 2012 and 2011 and FFO and FFO—diluted to AFFO and AFFO—diluted for the same periods (dollars and shares in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss) available to common stockholders	$133,354	$(19,216)	$119,286	$(19,182)
Adjustments to reconcile net income (loss) to FFO—basic:
Noncontrolling interest in the Operating Partnership	11,294	(1,710)	10,106	(1,707)
(Gain) loss on remeasurement, sale or write-down of consolidated assets, net	(9,512)	34,466	26,215	34,903
Add: gain on undepreciated assets—consolidated assets	—	1,734	—	2,277
Add: noncontrolling interest share of (loss) gain on remeasurement, sale or write down of consolidated joint ventures	(17)	(4)	3,538	(4)
Loss (gain) on remeasurement, sale or write-down of assets from unconsolidated joint ventures(1)	354	(10)	(11,157)	(12,560)
Add: gain on sale of undepreciated assets—from unconsolidated joint ventures(1)	—	10	—	50
Depreciation and amortization on consolidated assets	73,003	65,834	149,968	130,459
Less: depreciation and amortization attributable to noncontrolling interest on consolidated joint ventures	(4,578)	(4,492)	(9,428)	(8,986)
Depreciation and amortization on unconsolidated joint ventures(1)	25,553	30,181	50,310	58,706
Less: depreciation on personal property	(3,239)	(3,900)	(6,453)	(7,382)

FFO—basic and diluted	226,212	102,893	332,385	176,574
Shoppingtown Mall	36	2	396	22
Valley View Center	(103,745)	2,425	(101,116)	3,216
Prescott Gateway	(16,350)	—	(16,350)	—

AFFO and AFFO—diluted	$106,153	$105,320	$215,315	$179,812

Weighted average number of FFO shares outstanding for:
FFO—basic(2)	144,030	143,140	143,741	142,810
Adjustments for impact of dilutive securities in computing FFO-diluted:
Stock warrants	68	—	84	—
Share and unit based compensation plans	41	—	7	—

FFO—diluted(3)	144,139	143,140	143,832	142,810

(1)
Unconsolidated joint ventures are presented at the Company's pro rata share.

(2)
As of June 30, 2012 and 2011, 10.8 million and 11.1 million OP Units were outstanding, respectively.

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

        The following table sets forth information as of June 30, 2012 concerning the Company's long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV") (dollars in thousands):

	For the years ended June 30,
	2013	2014	2015	2016	2017	Thereafter	Total	FV
CONSOLIDATED CENTERS:
Long-term debt:
Fixed rate	$208,153	$83,677	$209,137	$713,398	$62,197	$1,139,568	$2,416,130	$2,540,269
Average interest rate	5.35%	5.46%	5.71%	5.98%	5.37%	4.41%	5.13%
Floating rate	409,993	121,705	210,928	104,008	679,000	125,000	1,650,634	1,668,480
Average interest rate	2.49%	3.88%	4.53%	3.07%	2.81%	2.59%	3.03%

Total debt—Consolidated Centers	$618,146	$205,382	$420,065	$817,406	$741,197	$1,264,568	$4,066,764	$4,208,749

UNCONSOLIDATED JOINT VENTURE CENTERS:
Long-term debt (at Company's pro rata share):
Fixed rate	$379,206	$506,283	$168,400	$321,604	$54,210	$278,621	$1,708,324	$1,806,052
Average interest rate	6.97%	5.47%	5.92%	6.33%	6.75%	4.44%	5.88%
Floating rate	273	69,169	13,599	25,295	70,044	—	178,380	181,607
Average interest rate	3.30%	4.75%	3.2%	3.48%	2.90%		3.72%

Total debt—Unconsolidated Joint Venture Centers	$379,479	$575,452	$181,999	$346,899	$124,254	$278,621	$1,886,704	$1,987,659

        The consolidated Centers' total fixed rate debt at June 30, 2012 and December 31, 2011 was $2.4 billion and $2.6 billion, respectively. The average interest rate on fixed rate debt at June 30, 2012 and December 31, 2011 was 5.13% and 5.53%, respectively. The consolidated Centers' total floating rate debt at June 30, 2012 and December 31, 2011 was $1.7 billion and $1.6 billion, respectively. The average interest rate on floating rate debt at June 30, 2012 and December 31, 2011 was 3.03% and 3.09%, respectively.

        The Company's pro rata share of the Unconsolidated Joint Venture Centers' fixed rate debt at June 30, 2012 and December 31, 2011 was $1.7 billion and $1.8 billion, respectively. The average interest rate on fixed rate debt at June 30, 2012 and December 31, 2011 was 5.88% and 5.92%, respectively. The Company's pro rata share of the Unconsolidated Joint Venture Centers' floating rate debt at June 30, 2012 and December 31, 2011 was $178.4 million and $161.2 million, respectively. The average interest rate on the floating rate debt at June 30, 2012 and December 31, 2011 was 3.72% and 3.88%, respectively.

        In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $18.3 million per year based on $1.8 billion of floating rate debt outstanding at June 30, 2012.

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

Item 4.    Controls and Procedures

        As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of June 30, 2012, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        On June 29, 2012, the Company, as general partner of the Operating Partnership, issued 500,000 shares of common stock of the Company upon the redemption of 500,000 common partnership units of the Operating Partnership. These shares of common stock were issued in a private placement to two limited partners of the partnership pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

Date: August 3, 2012