Form 10-Q
period 2012-09-30
MACERICH CO
filed 2012-11-05
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

YES ☐        NO ☒

        Number of shares outstanding as of November 5, 2012 of the registrant's common stock, par value $0.01 per share: 136,616,142 shares

THE MACERICH COMPANY

FORM 10-Q

INDEX

THE MACERICH COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS:
Property, net	$5,942,141	$6,079,043
Cash and cash equivalents	76,553	67,248
Restricted cash	61,743	68,628
Marketable securities	24,209	24,833
Tenant and other receivables, net	108,329	109,092
Deferred charges and other assets, net	359,228	483,763
Loans to unconsolidated joint ventures	3,334	3,995
Due from affiliates	7,595	3,387
Investments in unconsolidated joint ventures	1,026,724	1,098,560

Total assets	$7,609,856	$7,938,549

LIABILITIES AND EQUITY:
Mortgage notes payable:
Related parties	$275,871	$279,430
Others	3,109,402	3,049,008

Total	3,385,273	3,328,438
Bank and other notes payable	404,239	877,636
Accounts payable and accrued expenses	74,754	72,870
Other accrued liabilities	278,198	299,098
Distributions in excess of investments in unconsolidated joint ventures	86,666	70,685
Co-venture obligation	95,018	125,171

Total liabilities	4,324,148	4,773,898

Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 136,275,092 and 132,153,444 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	1,363	1,321
Additional paid-in capital	3,671,351	3,490,647
Accumulated deficit	(734,684)	(678,631)

Total stockholders' equity	2,938,030	2,813,337
Noncontrolling interests	347,678	351,314

Total equity	3,285,708	3,164,651

Total liabilities and equity	$7,609,856	$7,938,549

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Minimum rents	$119,132	$108,461	$356,551	$315,594
Percentage rents	5,415	3,773	11,938	9,376
Tenant recoveries	68,523	63,538	197,924	179,789
Management Companies	9,858	9,759	30,730	28,460
Other	12,741	7,788	33,017	21,676

Total revenues	215,669	193,319	630,160	554,895

Expenses:
Shopping center and operating expenses	67,667	63,087	198,258	179,249
Management Companies' operating expenses	20,706	20,251	66,953	67,030
REIT general and administrative expenses	5,063	4,490	15,235	15,876
Depreciation and amortization	72,220	64,283	217,548	184,918

	165,656	152,111	497,994	447,073

Interest expense:
Related parties	3,815	4,081	11,588	12,656
Other	38,807	39,680	116,855	123,771

	42,622	43,761	128,443	136,427
Loss on early extinguishment of debt	—	—	—	9,133

Total expenses	208,278	195,872	626,437	592,633
Equity in income of unconsolidated joint ventures	19,315	20,039	68,624	75,521
Co-venture expense	(2,066)	(1,281)	(4,462)	(3,779)
Income tax benefit	934	1,566	2,159	5,811
Gain on remeasurement, sale or write down of assets, net	21,964	1,041	40,603	4,128

Income from continuing operations	47,538	18,812	110,647	43,943

Discontinued operations:
(Loss) gain on the disposition of assets, net	(253)	342	74,906	(37,648)
Loss from discontinued operations	(10)	(4,898)	(5,459)	(12,860)

(Loss) income from discontinued operations	(263)	(4,556)	69,447	(50,508)

Net income (loss)	47,275	14,256	180,094	(6,565)
Less net income (loss) attributable to noncontrolling interests	3,382	1,315	16,915	(324)

Net income (loss) attributable to the Company	$43,893	$12,941	$163,179	$(6,241)

Earnings per common share attributable to Company—basic:
Income from continuing operations	$0.33	$0.13	$0.74	$0.29
Discontinued operations	—	(0.03)	0.48	(0.35)

Net income (loss) available to common stockholders	$0.33	$0.10	$1.22	$(0.06)

Earnings per common share attributable to Company—diluted:
Income from continuing operations	$0.33	$0.13	$0.74	$0.29
Discontinued operations	—	(0.03)	0.48	(0.35)

Net income (loss) available to common stockholders	$0.33	$0.10	$1.22	$(0.06)

Weighted average number of common shares outstanding:
Basic	134,220,000	132,096,000	133,091,000	131,459,000

Diluted	134,330,000	132,096,000	133,187,000	131,459,000

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$47,275	$14,256	$180,094	$(6,565)
Other comprehensive income:
Interest rate swap/cap agreements	—	68	—	6,256

Comprehensive income (loss)	47,275	14,324	180,094	(309)
Less comprehensive income (loss) attributable to noncontrolling interests	3,382	1,315	16,915	(324)

Comprehensive income attributable to the Company	$43,893	$13,009	$163,179	$15

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENT OF EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

	Stockholders' Equity
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2012	132,153,444	$1,321	$3,490,647	$(678,631)	$2,813,337	$351,314	$3,164,651
Net income	—	—	—	163,179	163,179	16,915	180,094
Amortization of share and unit-based plans	561,382	6	11,153	—	11,159	—	11,159
Exercise of stock options	8,100	—	231	—	231	—	231
Exercise of stock warrants	—	—	(3,448)	—	(3,448)	—	(3,448)
Employee stock purchases	9,723	—	425	—	425	—	425
Stock offering program, net	2,961,903	30	175,839	—	175,869	—	175,869
Distributions paid ($1.65) per share	—	—	—	(219,232)	(219,232)	—	(219,232)
Distributions to noncontrolling interests	—	—	—	—	—	(24,448)	(24,448)
Contributions from noncontrolling interests	—	—	—	—	—	1,144	1,144
Other	—	—	(666)	—	(666)	—	(666)
Conversion of noncontrolling interests to common shares	580,540	6	11,972	—	11,978	(11,978)	—
Redemption of noncontrolling interests	—	—	(48)	—	(48)	(23)	(71)
Adjustment of noncontrolling interest in Operating Partnership	—	—	(14,754)	—	(14,754)	14,754	—

Balance at September 30, 2012	136,275,092	$1,363	$3,671,351	$(734,684)	$2,938,030	$347,678	$3,285,708

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$180,094	$(6,565)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on early extinguishment of debt	—	133
Gain on remeasurement, sale or write down of assets, net	(40,603)	(4,128)
(Gain) loss on the disposition of assets, net from discontinued operations	(74,906)	37,648
Depreciation and amortization	234,410	208,832
Amortization of net discount on mortgages, bank and other notes payable	661	6,993
Amortization of share and unit-based plans	8,950	9,428
Provision for doubtful accounts	2,200	2,375
Income tax benefit	(2,159)	(5,811)
Equity in income of unconsolidated joint ventures	(68,624)	(75,521)
Co-venture expense	4,462	3,779
Distributions of income from unconsolidated joint ventures	14,682	10,973
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables	(1,336)	(1,360)
Other assets	23,114	(2,658)
Due from affiliates	(4,208)	2,239
Accounts payable and accrued expenses	16,272	13,307
Other accrued liabilities	(36,830)	(19,179)

Net cash provided by operating activities	256,179	180,485

Cash flows from investing activities:
Acquisitions of property	(70,925)	(108,954)
Development, redevelopment, expansion and renovation of Centers	(84,283)	(63,285)
Property improvements	(24,846)	(34,932)
Issuance of notes receivable	(12,500)	—
Proceeds from maturities of marketable securities	788	772
Deferred leasing costs	(20,875)	(26,635)
Distributions from unconsolidated joint ventures	217,393	193,849
Contributions to unconsolidated joint ventures	(47,513)	(149,841)
Collection of/loans to unconsolidated joint ventures, net	661	(866)
Proceeds from sale of assets	130,691	6,255
Restricted cash	2,886	(879)

Net cash provided by (used in) investing activities	91,477	(184,516)

Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	1,580,885	432,000
Payments on mortgages, bank and other notes payable	(1,813,271)	(450,775)
Deferred financing costs	(4,639)	(17,604)
Net proceeds from stock offering program	175,869	—
Proceeds from share and unit-based plans	656	369
Exercise of stock warrants	(3,448)	—
Redemption of noncontrolling interests	(71)	(11,398)
Contribution from noncontrolling interests	918	—
Dividends and distributions	(240,635)	(217,599)
Distributions to co-venture partner	(34,615)	(37,187)

Net cash used in financing activities	(338,351)	(302,194)

Net increase (decrease) in cash and cash equivalents	9,305	(306,225)
Cash and cash equivalents, beginning of period	67,248	445,645

Cash and cash equivalents, end of period	$76,553	$139,420

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$146,381	$128,105

Non-cash transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$30,591	$14,828

Acquisition of properties by assumption of mortgage note payable and other accrued liabilities	$—	$192,566

Disposition of property in exchange for investments in unconsolidated joint ventures	$—	$56,952

Mortgage notes payable settled by deed-in-lieu of foreclosure	$185,000	$—

Conversion of noncontrolling interests to common shares	$11,978	$20,992

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

        The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of September 30, 2012, the Company was the sole general partner of, and held a 93% ownership interest in, The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Earnings per Share ("EPS"):

        The following table reconciles the numerator and denominator used in the computation of earnings per share for the three and nine months ended September 30, 2012 and 2011 (shares in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator
Income from continuing operations	$47,538	$18,812	$110,647	$43,943
(Loss) income from discontinued operations	(263)	(4,556)	69,447	(50,508)
Net (income) loss attributable to noncontrolling interests	(3,382)	(1,315)	(16,915)	324

Net income (loss) attributable to the Company	43,893	12,941	163,179	(6,241)
Allocation of earnings to participating securities	(63)	(288)	(443)	(1,119)

Numerator for basic and diluted earnings per share—net income (loss) available to common stockholders	$43,830	$12,653	$162,736	$(7,360)

Denominator
Denominator for basic earnings per share—weighted average number of common shares outstanding	134,220	132,096	133,091	131,459
Effect of dilutive securities:(1)
Stock warrants	64	—	78	—
Share and unit-based compensation plans	46	—	18	—

Denominator for diluted earnings per share—weighted average number of common shares outstanding	134,330	132,096	133,187	131,459

Earnings per common share—basic:
Income from continuing operations	$0.33	$0.13	$0.74	$0.29
Discontinued operations	—	(0.03)	0.48	(0.35)

Net income (loss) available to common stockholders	$0.33	$0.10	$1.22	$(0.06)

Earnings per common share—diluted:
Income from continuing operations	$0.33	$0.13	$0.74	$0.29
Discontinued operations	—	(0.03)	0.48	(0.35)

Net income (loss) available to common stockholders	$0.33	$0.10	$1.22	$(0.06)

(1)
The convertible senior notes ("Senior Notes") are excluded from diluted EPS for the three and nine months ended September 30, 2012 and 2011 as their impact was antidilutive. The Senior Notes were paid off in full in March 2012 (See Note 11—Bank and Other Notes Payable).

Diluted EPS excludes 184,304 and 197,183 convertible non-participating preferred units for the three and nine months ended September 30, 2012, respectively, and 208,640 convertible non-participating preferred units for the three and nine months ended September 30, 2011 as their impact was antidilutive.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Earnings per Share ("EPS"): (Continued)

Diluted EPS excludes 1,191,854 and 1,209,978 of unexercised stock appreciation rights ("SARs") for the three and nine months ended September 30, 2011, respectively, as their impact was antidilutive.

Diluted EPS excludes 94,919 and 119,712 of unexercised stock options for the three and nine months ended September 30, 2011, respectively, as their impact was antidilutive.

Diluted EPS excludes 935,358 of unexercised stock warrants for the three and nine months ended September 30, 2011 as their impact was antidilutive.

Diluted EPS excludes 10,769,552 and 11,055,013 of Operating Partnership units ("OP Units") for the three months ended September 30, 2012 and 2011, respectively, and 11,069,129 and 11,465,479 of OP Units for the nine months ended September 30, 2012 and 2011, respectively, as their impact was antidilutive.

4. Investments in Unconsolidated Joint Ventures:

        The Company has recently made the following investments and dispositions relating to its unconsolidated joint ventures:

        On February 24, 2011, the Company's joint venture in Kierland Commons Investment LLC ("KCI") acquired an additional ownership interest in PHXAZ/Kierland Commons, L.L.C. ("Kierland Commons"), a 433,000 square foot regional shopping center in Scottsdale, Arizona, for $105,550. The Company's share of the purchase price consisted of a cash payment of $34,162 and the assumption of a pro rata share of debt of $18,613. As a result of this transaction, KCI increased its ownership interest in Kierland Commons from 49% to 100%. KCI accounted for the acquisition as a business combination achieved in stages and recognized a remeasurement gain of $25,019 based on the acquisition date fair value and its previously held investment in Kierland Commons. As a result of this transaction, the Company's ownership interest in KCI increased from 24.5% to 50%. The Company's pro rata share of the gain recognized by KCI was $12,510 and was included in equity in income from unconsolidated joint ventures.

        On February 28, 2011, the Company in a 50/50 joint venture acquired The Shops at Atlas Park, a 376,000 square foot community center in Queens, New York, for a total purchase price of $53,750. The Company's share of the purchase price was $26,875. The results of The Shops at Atlas Park are included below for the period subsequent to the acquisition.

        On February 28, 2011, the Company acquired the additional 50% ownership interest in Desert Sky Mall, an 893,000 square foot regional shopping center in Phoenix, Arizona, that it did not own for $27,625. The purchase price was funded by a cash payment of $1,875 and the assumption of the third party's pro rata share of the mortgage note payable on the property of $25,750. Concurrent with the purchase of the partnership interest, the Company paid off the $51,500 loan on the property. Prior to the acquisition, the Company had accounted for its investment in Desert Sky Mall under the equity method. Since the date of acquisition, the Company has included Desert Sky Mall in its consolidated financial statements (See Note 15—Acquisitions).

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

        On June 3, 2011, the Company entered into a transaction with General Growth Properties, Inc., whereby the Company acquired an additional 33.3% ownership interest in Arrowhead Towne Center, an additional 33.3% ownership interest in Superstition Springs Center, and an additional 50% ownership interest in the land under Superstition Springs Center ("Superstition Springs Land") that it did not own in exchange for six anchor locations, including five former Mervyn's stores (See Note 16—Discontinued Operations) and a cash payment of $75,000. As a result of this transaction, the Company now owns a 66.7% ownership interest in Arrowhead Towne Center, a 66.7% ownership interest in Superstition Springs Center and a 100% ownership interest in Superstition Springs Land. Although the Company had a 66.7% ownership interest in Arrowhead Towne Center and Superstition Springs Center upon completion of the transaction, the Company does not have a controlling financial interest in these joint ventures due to the substantive participation rights of the outside partner and, therefore, continues to account for its investments in these joint ventures under the equity method of accounting. Accordingly, no remeasurement gain was recorded on the increase in ownership. The Company has consolidated its investment in Superstition Springs Land since the date of acquisition (See Note 15—Acquisitions) and has recorded a remeasurement gain of $1,734 as a result of the increase in ownership. This transaction is referred to herein as the "GGP Exchange". On October 26, 2012, the Company in a separate transaction, purchased the remaining 33.3% outside ownership interest in Arrowhead Towne Center (See Note 21—Subsequent Events).

        On December 31, 2011, the Company and its joint venture partner reached agreement for the distribution and conveyance of interests in SDG Macerich that owned 11 regional shopping centers in a 50/50 partnership. Six of the eleven assets were distributed to the Company on December 31, 2011. The Company received 100% ownership of Eastland Mall in Evansville, Indiana, Lake Square Mall in Leesburg, Florida, SouthPark Mall in Moline, Illinois, Southridge Mall in Des Moines, Iowa, NorthPark Mall in Davenport, Iowa and Valley Mall in Harrisonburg, Virginia (collectively referred to herein as the "SDG Acquisition Properties"). The ownership interests in the remaining five regional malls were distributed to the outside partner. The remaining net assets of SDG Macerich were distributed during the nine months ended September 30, 2012. The SDG Acquisition Properties were recorded at fair value at the date of transfer, which resulted in a gain to the Company of $188,264, which was included in equity in income of unconsolidated joint ventures, based on the fair value of the assets acquired and the liabilities assumed in excess of the book value of the Company's interest in SDG Macerich. The distribution and conveyance of the 11 regional shopping centers is referred to herein as the "SDG Transaction". Prior to the SDG Transaction, the Company accounted for its investment in the SDG Acquisition Properties under the equity method of accounting. Since the date of distribution and conveyance, the Company has included the SDG Acquisition Properties in its consolidated financial statements (See Note 15—Acquisitions).

        On March 30, 2012, the Company sold its 50% ownership interest in Chandler Village Center, a 273,439 square foot community center in Chandler, Arizona, for a total sales price of $14,795, resulting

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

in a gain of $8,185 that was included in gain on remeasurement, sale or write down of assets, net during the nine months ended September 30, 2012. The sales price was funded by a cash payment of $6,045 and the assumption of the Company's share of the mortgage note payable on the property of $8,750. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.

        On March 30, 2012, the Company sold its 50% ownership interest in Chandler Festival, a 500,426 square foot community center in Chandler, Arizona, for a total sales price of $30,975, resulting in a gain of $12,347 that was included in gain on remeasurement, sale or write down of assets, net during the nine months ended September 30, 2012. The sales price was funded by a cash payment of $16,183 and the assumption of the Company's share of the mortgage note payable on the property of $14,792. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.

        On March 30, 2012, the Company's joint venture in SanTan Village Power Center, a 491,037 square foot community center in Gilbert, Arizona, sold the property for $54,780, resulting in a gain to the joint venture of $23,307. The cash proceeds from the sale were used to pay off the $45,000 mortgage loan on the property and the remaining $9,780 was distributed to the partners. The Company's share of the gain recognized was $11,504, which was included in equity in income of unconsolidated joint ventures, offset in part by $3,566 that was included in net income attributable to noncontrolling interests.

        On May 31, 2012, the Company sold its 50% ownership interest in Chandler Gateway, a 259,535 square foot community center in Chandler, Arizona, for a total sales price of $14,315, resulting in a gain of $3,365 that was included in gain on remeasurement, sale or write down of assets, net during the nine months ended September 30, 2012. The sales price was funded by a cash payment of $4,921 and the assumption of the Company's share of the mortgage note payable on the property of $9,394. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.

        On August 10, 2012, the Company was bought out of its ownership interest in NorthPark Center, a 1,946,178 square foot regional shopping center in Dallas, Texas, for $118,810, resulting in a gain of $24,590 that was included in gain on remeasurement, sale or write down of assets, net during the three and nine months ended September 30, 2012. The Company used the cash proceeds to pay down its line of credit.

        Combined condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

        Combined Condensed Balance Sheets of Unconsolidated Joint Ventures and Other Related Information:

	September 30, 2012	December 31, 2011
Assets(1):
Properties, net	$3,939,940	$4,328,953
Other assets	322,281	469,039

Total assets	$4,262,221	$4,797,992

Liabilities and partners' capital(1):
Mortgage notes payable(2)	$3,420,079	$3,896,418
Other liabilities	157,536	161,827
Company's capital	230,930	327,461
Outside partners' capital	453,676	412,286

Total liabilities and partners' capital	$4,262,221	$4,797,992

Investment in unconsolidated joint ventures:
Company's capital	$230,930	$327,461
Basis adjustment(3)	709,128	700,414

	$940,058	$1,027,875

Assets—Investments in unconsolidated joint ventures	$1,026,724	$1,098,560
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(86,666)	(70,685)

	$940,058	$1,027,875

(1)
These amounts include the assets and liabilities of the following joint ventures as of September 30, 2012 and December 31, 2011:

	Pacific Premier Retail LP	Tysons Corner LLC
As of September 30, 2012:
Total Assets	$1,034,856	$374,223
Total Liabilities	$1,003,579	$324,958
As of December 31, 2011:
Total Assets	$1,078,226	$339,324
Total Liabilities	$1,005,479	$319,247
(2)
Certain mortgage notes payable could become recourse debt to the Company should the joint venture be unable to discharge the obligations of the related debt. As of September 30, 2012 and December 31, 2011, a total of $370,538 and $380,354, respectively, could become recourse debt to

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

  the Company. As of September 30, 2012 and December 31, 2011, the Company has indemnity agreements from joint venture partners for $177,750 and $182,638, respectively, of the guaranteed amount.

  Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $655,029 and $663,543 as of September 30, 2012 and December 31, 2011, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates—Broadway Plaza. Interest expense incurred on these borrowings amounted to $10,980 and $11,166 for the three months ended September 30, 2012 and 2011, respectively, and $32,974 and $31,263 for the nine months ended September 30, 2012 and 2011, respectively.

(3)
The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $3,136 and $2,923 for the three months ended September 30, 2012 and 2011, respectively, and $6,211 and $7,042 for the nine months ended September 30, 2012 and 2011, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined Condensed Statements of Operations of Unconsolidated Joint Ventures:

	Pacific Premier Retail LP	Tysons Corner LLC	Other Joint Ventures	Total
Three Months Ended September 30, 2012
Revenues:
Minimum rents	$32,718	$15,847	$75,809	$124,374
Percentage rents	837	233	4,214	5,284
Tenant recoveries	14,091	11,340	37,663	63,094
Other	1,138	618	9,415	11,171

Total revenues	48,784	28,038	127,101	203,923

Expenses:
Shopping center and operating expenses	15,075	8,760	46,153	69,988
Interest expense	12,904	2,838	32,338	48,080
Depreciation and amortization	10,905	5,094	28,784	44,783

Total operating expenses	38,884	16,692	107,275	162,851

Loss on sale/remeasurement of assets	—	—	(28)	(28)

Net income	$9,900	$11,346	$19,798	$41,044

Company's equity in net income	$5,035	$4,372	$9,908	$19,315

Three Months Ended September 30, 2011
Revenues:
Minimum rents	$31,841	$15,618	$111,091	$158,550
Percentage rents	1,190	318	5,961	7,469
Tenant recoveries	13,867	10,270	52,337	76,474
Other	1,267	595	10,931	12,793

Total revenues	48,165	26,801	180,320	255,286

Expenses:
Shopping center and operating expenses	14,477	8,290	67,927	90,694
Interest expense	13,402	3,073	48,352	64,827
Depreciation and amortization	10,403	5,068	40,840	56,311

Total operating expenses	38,282	16,431	157,119	211,832

Loss on sale/remeasurement of assets	—	—	(94)	(94)
Gain on extinguishment of debt	—	—	77	77

Net income	$9,883	$10,370	$23,184	$43,437

Company's equity in net income	$5,025	$4,011	$11,003	$20,039

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

	Pacific Premier Retail LP	Tysons Corner LLC	Other Joint Ventures	Total
Nine Months Ended September 30, 2012
Revenues:
Minimum rents	$98,812	$47,149	$251,599	$397,560
Percentage rents	2,571	866	10,531	13,968
Tenant recoveries	41,967	32,969	121,825	196,761
Other	3,665	1,964	27,775	33,404

Total revenues	147,015	82,948	411,730	641,693

Expenses:
Shopping center and operating expenses	43,385	25,834	155,014	224,233
Interest expense	39,405	8,902	108,784	157,091
Depreciation and amortization	31,926	15,279	91,214	138,419

Total operating expenses	114,716	50,015	355,012	519,743

(Loss) gain on sale/remeasurement of assets	(10)	—	22,948	22,938

Net income	$32,289	$32,933	$79,666	$144,888

Company's equity in net income	$16,422	$12,721	$39,481	$68,624

Nine Months Ended September 30, 2011
Revenues:
Minimum rents	$97,185	$45,947	$326,156	$469,288
Percentage rents	3,292	1,186	11,940	16,418
Tenant recoveries	41,134	30,748	157,309	229,191
Other	3,323	2,025	29,787	35,135

Total revenues	144,934	79,906	525,192	750,032

Expenses:
Shopping center and operating expenses	43,683	24,972	199,898	268,553
Interest expense	36,826	10,891	146,130	193,847
Depreciation and amortization	30,884	14,974	116,533	162,391

Total operating expenses	111,393	50,837	462,561	624,791

Gain on sale/remeasurement of assets	—	—	24,451	24,451
Gain on extinguishment of debt	—	—	15,583	15,583

Net income	$33,541	$29,069	$102,665	$165,275

Company's equity in net income	$17,058	$11,209	$47,254	$75,521

        Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

5. Derivative Instruments and Hedging Activities:

        The Company recorded other comprehensive income related to the marking-to-market of interest rate agreements of $0 and $68 for the three months ended September 30, 2012 and 2011, respectively, and $0 and $6,256 for the nine months ended September 30, 2012 and 2011, respectively. There were no derivatives outstanding at September 30, 2012.

6. Property:

        Property consists of the following:

	September 30, 2012	December 31, 2011
Land	$1,228,267	$1,273,649
Buildings and improvements	5,234,773	5,440,394
Tenant improvements	443,625	442,862
Equipment and furnishings	124,560	123,098
Construction in progress	385,619	209,732

	7,416,844	7,489,735
Less accumulated depreciation	(1,474,703)	(1,410,692)

	$5,942,141	$6,079,043

        Depreciation expense was $57,861 and $53,165 for the three months ended September 30, 2012 and 2011, respectively, and $172,798 and $154,826 for the nine months ended September 30, 2012 and 2011, respectively.

        The gain on remeasurement, sale or write down of assets, net includes the write off of development costs of $2,626 and $1,011 during the three months ended September 30, 2012 and 2011, respectively, and $7,884 and $526 during the nine months ended September 30, 2012 and 2011, respectively.

        The Company recognized a gain of $1,734 on the purchase of Superstition Springs Land (See Note 15—Acquisitions) in connection with the GGP Exchange (See Note 4—Investments in Unconsolidated Joint Ventures) during the three and nine months ended September 30, 2011. In addition, the Company recognized a gain of $30 and $1,868 on the purchase of a 50% ownership interest in Desert Sky Mall (See Note 15—Acquisitions) during the three and nine months ended September 30, 2011, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

7. Marketable Securities:

        Marketable securities consist of the following:

	September 30, 2012	December 31, 2011
Government debt securities, at par value	$24,359	$25,147
Less discount	(150)	(314)

	24,209	24,833
Unrealized gain	967	1,803

Fair value (Level 1 measurement)	$25,176	$26,636

        The future contractual maturities of marketable securities is one year or less. The proceeds from maturities and interest receipts from the marketable securities are restricted to the service of the Greeley Note (See Note 11—Bank and Other Notes Payable).

8. Tenant and Other Receivables, net:

        Included in tenant and other receivables, net, is an allowance for doubtful accounts of $3,407 and $4,626 at September 30, 2012 and December 31, 2011, respectively. Also included in tenant and other receivables, net, are accrued percentage rents of $2,214 and $7,583 at September 30, 2012 and December 31, 2011, respectively.

        Included in tenant and other receivables, net, are the following notes receivable:

        On March 31, 2006, the Company received a note receivable that is secured by a deed of trust, bears interest at 5.5% and matures on March 31, 2013. At September 30, 2012 and December 31, 2011, the note had a balance of $8,547 and $8,743, respectively.

        On August 18, 2009, the Company received a note receivable from J&R Holdings XV, LLC ("Pederson") that matures on December 31, 2013. Pederson is considered a related party because it has an ownership interest in Promenade at Casa Grande. The note is secured by Pederson's interest in Promenade at Casa Grande. The balance on the note at September 30, 2012 and December 31, 2011 was $3,445. The interest rate on the note was 15% and 12% at September 30, 2012 and December 31, 2011, respectively. Interest income on the note was $130 and $104 for the three months ended September 30, 2012 and 2011, respectively, and $388 and $310 for the nine months ended September 30, 2012 and 2011, respectively.

        On March 27, 2012, the Company received two notes receivable from principals of AWE Talisman for a total of $12,500 that bear interest at 5.0% and mature upon the completion, refinancing or sale of Fashion Outlets of Chicago. The notes are collateralized by the principals' interests in Fashion Outlets of Chicago. AWE Talisman is considered a related party because it has an ownership interest in Fashion Outlets of Chicago. Interest income earned on the notes was $158 and $321 for the three and nine months ended September 30, 2012, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

9. Deferred Charges and Other Assets, net:

        Deferred charges and other assets, net, consist of the following:

	September 30, 2012	December 31, 2011
Leasing	$210,286	$281,340
Financing	32,784	40,638
Intangible assets:
In-place lease values	102,904	121,320
Leasing commissions and legal costs	28,150	32,242
Other assets	178,495	198,596

	552,619	674,136
Less accumulated amortization(1)	(193,391)	(190,373)

	$359,228	$483,763

(1)
Accumulated amortization includes $54,648 and $56,946 relating to intangible assets at September 30, 2012 and December 31, 2011, respectively. Amortization expense for intangible assets was $6,323 and $4,171 for the three months ended September 30, 2012 and 2011, respectively, and $22,529 and $11,154 for the nine months ended September 30, 2012 and 2011, respectively.

        The allocated values of above-market leases included in deferred charges and other assets, net, and below-market leases included in other accrued liabilities, consist of the following:

	September 30, 2012	December 31, 2011
Above-Market Leases
Original allocated value	$98,153	$97,297
Less accumulated amortization	(44,944)	(39,057)

	$53,209	$58,240

Below-Market Leases
Original allocated value	$136,166	$156,778
Less accumulated amortization	(80,417)	(91,400)

	$55,749	$65,378

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

10. Mortgage Notes Payable:

        Mortgage notes payable at September 30, 2012 and December 31, 2011 consist of the following:

	Carrying Amount of Mortgage Notes(1)
	September 30, 2012		December 31, 2011
	Related Party	Other	Related Party	Other	Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Chandler Fashion Center(5)(6)	$—	$200,000	$—	$155,489	3.77%	$625	2019
Chesterfield Towne Center(7)	—	110,000	—	—	4.80%	573	2022
Danbury Fair Mall	120,475	120,476	122,382	122,381	5.53%	1,538	2020
Deptford Mall	—	172,500	—	172,500	5.41%	778	2013
Deptford Mall	—	14,860	—	15,030	6.46%	101	2016
Eastland Mall	—	168,000	—	168,000	5.79%	811	2016
Fashion Outlets of Niagara Falls USA	—	127,212	—	129,025	4.89%	727	2020
Fiesta Mall	—	84,000	—	84,000	4.98%	341	2015
Flagstaff Mall	—	37,000	—	37,000	5.03%	151	2015
Freehold Raceway Mall(5)	—	232,900	—	232,900	4.20%	805	2018
Fresno Fashion Fair	80,891	80,892	81,733	81,734	6.76%	1,104	2015
Great Northern Mall	—	36,617	—	37,256	5.19%	234	2013
Northgate, The Mall at(8)	—	64,000	—	38,115	3.11%	132	2017
Oaks, The(9)	—	219,064	—	257,264	4.14%	1,064	2022
Pacific View(10)	—	138,985	—	—	4.08%	668	2022
Paradise Valley Mall(11)	—	81,750	—	84,000	6.30%	625	2014
Prescott Gateway(12)	—	—	—	60,000	—	—	—
Promenade at Casa Grande(13)	—	74,629	—	76,598	5.21%	280	2013
Salisbury, Center at	—	115,000	—	115,000	5.83%	555	2016
SanTan Village Regional Center(14)	—	138,087	—	138,087	2.63%	268	2013
South Plains Mall	—	101,710	—	102,760	6.56%	648	2015
South Towne Center	—	85,574	—	86,525	6.39%	555	2015
Towne Mall(15)	—	12,376	—	12,801	4.99%	100	2012
Tucson La Encantada(16)	74,505	—	75,315	—	4.23%	368	2022
Twenty Ninth Street(17)	—	107,000	—	107,000	3.07%	255	2016
Valley Mall	—	43,070	—	43,543	5.85%	280	2016
Valley River Center	—	120,000	—	120,000	5.59%	558	2016
Valley View Center(18)	—	—	—	125,000	—	—	—
Victor Valley, Mall of(19)	—	93,700	—	97,000	2.08%	142	2013
Vintage Faire Mall(20)	—	135,000	—	135,000	3.52%	363	2015
Westside Pavilion(21)	—	155,000	—	175,000	4.49%	783	2022
Wilton Mall(22)	—	40,000	—	40,000	1.23%	30	2013

	$275,871	$3,109,402	$279,430	$3,049,008

(1)
The mortgage notes payable balances include the unamortized debt premiums (discounts). Debt premiums (discounts) represent the excess (deficiency) of the fair value of debt over (under) the principal value of debt assumed in various acquisitions and are amortized to interest expense over the remaining term of the related debt in a manner that approximates the effective interest method.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

10. Mortgage Notes Payable: (Continued)

  Debt premiums (discounts) consist of the following:

Property Pledged as Collateral	September 30, 2012	December 31, 2011
Deptford Mall	$(21)	$(25)
Fashion Outlets of Niagara Falls USA	7,502	8,198
Great Northern Mall	(35)	(55)
Towne Mall	18	88
Valley Mall	(328)	(365)

	$7,136	$7,841

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

(7)
On September 17, 2012, the Company placed a $110,000 loan on the property that bears interest at 4.80% and matures on October 1, 2022.

(8)
On March 23, 2012, the Company borrowed an additional $25,885 and modified the loan to bear interest at LIBOR plus 2.25% with a maturity of March 1, 2017. At September 30, 2012 and December 31, 2011, the total interest rate was 3.11% and 7.00%, respectively.

(9)
On May 17, 2012, the Company replaced the existing loan on the property with a new $220,000 loan that bears interest at 4.14% and matures on June 5, 2022.

(10)
On March 30, 2012, the Company placed a new $140,000 loan on the property that bears interest at 4.08% and matures on April 1, 2022.

(11)
The loan bears interest at LIBOR plus 4.0% with a total interest rate floor of 5.50% and matures on August 31, 2014. At September 30, 2012 and December 31, 2011, the total interest rate was 6.30%.

(12)
On May 31, 2012, the Company conveyed the property to the lender by a deed-in-lieu of foreclosure. As a result, the Company has been discharged from this non-recourse loan. (See Note 16—Discontinued Operations).

(13)
The loan bears interest at LIBOR plus 4.0% with a LIBOR rate floor of 0.50% and matures on December 30, 2013. At September 30, 2012 and December 31, 2011, the total interest rate was 5.21%.

(14)
The loan bears interest at LIBOR plus 2.10% and matures on June 13, 2013. At September 30, 2012 and December 31, 2011, the total interest rate was 2.63% and 2.69%, respectively.

(15)
On October 25, 2012, the Company replaced the existing loan on the property with a new $23,400 loan that bears interest at 4.39% and matures on November 1, 2022.

(16)
On February 1, 2012, the Company replaced the existing loan on the property with a new $75,135 loan that bears interest at 4.23% and matures on March 1, 2022.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

10. Mortgage Notes Payable: (Continued)

(17)
The loan bears interest at LIBOR plus 2.63% and matures on January 18, 2016. At September 30, 2012 and December 31, 2011, the total interest rate was 3.07% and 3.12%, respectively.

(18)
On April 23, 2012, the property was sold by a court appointed receiver. As a result, the Company was discharged from this non-recourse loan (See Note 16—Discontinued Operations).

(19)
The loan bears interest at LIBOR plus 1.60% and was to mature on May 6, 2013. On October 5, 2012, the Company modified and extended the loan to November 6, 2014 with an interest rate of LIBOR plus 2.25% during the extension period. At September 30, 2012 and December 31, 2011, the total interest rate was 2.08% and 2.13%, respectively.

(20)
The loan bears interest at LIBOR plus 3.0% and matures on April 27, 2015. At September 30, 2012 and December 31, 2011, the total interest rate was 3.52% and 3.56%, respectively.

(21)
On September 6, 2012, the Company replaced the existing loan on the property with a new $155,000 loan that bears interest at 4.49% and matures on October 1, 2022.

(22)
The loan bears interest at LIBOR plus 0.675% and matures on August 1, 2013. As additional collateral for the loan, the Company is required to maintain a deposit of $40,000 with the lender, which has been included in restricted cash. The interest on the deposit is not restricted. At September 30, 2012 and December 31, 2011, the total interest rate was 1.23% and 1.28%, respectively.

        Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

        The Company expects that all loan maturities during the next twelve months will be refinanced, restructured, extended and/or paid-off from the Company's line of credit or with cash on hand.

        Total interest expense capitalized was $2,984 and $2,979 during the three months ended September 30, 2012 and 2011, respectively, and $7,899 and $9,598 during the nine months ended September 30, 2012 and 2011, respectively.

        Related party mortgage notes payable are amounts due to affiliates of NML. See Note 18—Related Party Transactions for interest expense associated with loans from NML.

        The fair value of mortgage notes payable at September 30, 2012 and December 31, 2011 was $3,531,796 and $3,477,483, respectively, based on current interest rates for comparable loans. The method for computing fair value (Level 2 measurement) was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

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

  Line of Credit:

        The Company had a $1,500,000 revolving line of credit that bore interest at LIBOR plus a spread of 0.75% to 1.10% that matured on April 25, 2011. On May 2, 2011, the Company obtained a new $1,500,000 revolving line of credit that bears interest at LIBOR plus a spread of 1.75% to 3.0% depending on the Company's overall leverage and matures on May 2, 2015 with a one-year extension option. Based on the Company's current leverage levels, the borrowing rate on the new facility is LIBOR plus 2.0%. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2,000,000 less the outstanding balance of the $125,000 unsecured term loan as described below. As of September 30, 2012 and December 31, 2011, borrowings under the line of credit were $255,000 and $290,000, respectively, at an average interest rate of 2.76% and 2.96%, respectively. The fair value (Level 2 measurement) of the line of credit at September 30, 2012 and December 31, 2011 was $256,132 and $292,366, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.

  Term Loan:

        On December 8, 2011, the Company obtained a seven-year, $125,000 unsecured term loan under the line of credit that bears interest at LIBOR plus a spread of 1.95% to 3.20% depending on the Company's overall leverage and matures on December 8, 2018. Based on the Company's current leverage levels, the borrowing rate is LIBOR plus 2.20%. As of September 30, 2012 and December 31, 2011, the total interest rate was 2.57% and 2.42%, respectively. The fair value (Level 2 measurement) of the term loan at September 30, 2012 and December 31, 2011 was $123,163 and $120,019, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.

  Greeley Note:

        On July 27, 2006, concurrent with the sale of Greeley Mall, the Company provided marketable securities to replace Greeley Mall as collateral for the mortgage note payable on the property (See Note 7—Marketable Securities). As a result of this transaction, the mortgage note payable was reclassified to bank and other notes payable. This note bears interest at an effective rate of 6.34% and

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

11. Bank and Other Notes Payable: (Continued)

matures in September 2013. At September 30, 2012 and December 31, 2011, the Greeley Note had a balance outstanding of $24,239 and $24,848, respectively. The fair value (Level 2 measurement) of the note at September 30, 2012 and December 31, 2011 was $25,138 and $26,510, respectively, based on current interest rates for comparable loans. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the collateral for the underlying debt.

        As of September 30, 2012 and December 31, 2011, the Company was in compliance with all applicable financial loan covenants.

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

        As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the venture formation, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The transaction has been accounted for as a profit-sharing arrangement, and accordingly the assets, liabilities and operations of the properties remain on the books of the Company and a co-venture obligation was established for the amount of $168,154, representing the net cash proceeds received from the third party less costs allocated to the warrant. The co-venture obligation is increased for the allocation of income to the co-venture partner and decreased for distributions to the co-venture partner. The co-venture obligation was $95,018 and $125,171 at September 30, 2012 and December 31, 2011, respectively.

13. Noncontrolling Interests:

        The Company allocates net income of the Operating Partnership based on the weighted average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 93% and 92% ownership interest in the Operating Partnership as of September 30, 2012 and December 31, 2011, respectively. The remaining 7% and 8% limited partnership interest as of September 30, 2012 and December 31, 2011, respectively, was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the 10 trading days ending on the respective balance sheet date. Accordingly, as of

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

13. Noncontrolling Interests: (Continued)

September 30, 2012 and December 31, 2011, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $632,918 and $554,341, respectively.

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

        The outside ownership interests in the Company's joint venture in Shoppingtown Mall had a purchase option for $11,366. In addition, under certain conditions as defined by the partnership agreement, these partners had the right to "put" their partnership interests to the Company. Due to the redemption feature of the ownership interest in Shoppingtown Mall, these noncontrolling interests were included in temporary equity as redeemable noncontrolling interests. The Company exercised its right to redeem the outside ownership interests in the partnership for cash and the redemption closed on September 14, 2011. On December 30, 2011, the Company conveyed Shoppingtown Mall to the mortgage note lender by a deed-in-lieu of foreclosure (See Note 10—Mortgage Notes Payable).

14. Stockholders' Equity:

  At-The-Market Stock Offering Program ("ATM Program"):

        On August 17, 2012, the Company entered into an equity distribution agreement ("Distribution Agreement") with a number of sales agents to issue and sell, from time to time, shares of common stock, par value $0.01 per share, having an aggregate offering price of up to $500,000 (the "Shares"). Sales of the Shares, if any, may be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an "at the market" offering, which includes sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange. The Company will pay each sales agent a commission that will not exceed, but may be lower than, 2% of the gross proceeds of the Shares sold through such sales agent under the Distribution Agreement.

        During the three months ended September 30, 2012, the Company sold 2,961,903 shares of common stock under the ATM Program in exchange for aggregate gross proceeds of $177,896 and net proceeds of $175,869 after commissions and other transaction costs. The proceeds from the sales were used to pay down the Company's line of credit. As of September 30, 2012, $322,104 remained available to be sold under the ATM Program. Actual future sales will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. The Company has no obligation to sell the remaining shares available for sale under the ATM Program.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

14. Stockholders' Equity: (Continued)

  Warrants:

        On September 30, 2009, the Company issued a warrant in connection with its formation of a co-venture to own and operate Freehold Raceway Mall and Chandler Fashion Center (See Note 12—Co-Venture Arrangement). The warrant provided for the purchase of 935,358 shares of the Company's common stock. The warrant was valued at $6,496 and recorded as a credit to additional paid-in capital. The warrant was immediately exercisable upon its issuance and was scheduled to expire on December 1, 2012. The warrant had an exercise price of $46.68 per share, with such price subject to anti-dilutive adjustments. The warrant allowed for either gross or net issue settlement at the option of the warrant holder. In the event that the warrant holder elected a net issue settlement, the Company could have elected to settle the warrant in cash or shares; provided, however, that in the event the Company elected to deliver cash, the holder could have elected to instead have the exercise of the warrant satisfied in shares. In addition, the Company had entered into a registration rights agreement with the warrant holders requiring the Company to provide certain registration rights regarding the resale of shares of common stock underlying the warrant. In December 2011, the holders requested a net issue exercise of 311,786 shares of the warrant and the Company elected to deliver a cash payment of $1,278 in exchange for the portion of the warrant exercised. On April 10, 2012, the holders requested a net exercise of an additional 311,786 shares of the warrant and the Company elected to deliver a cash payment of $3,448 in exchange for the portion of the warrant exercised. On October 24, 2012, the holders requested a net exercise of the remaining 311,786 shares of the warrant and the Company elected to deliver a cash payment of $3,922 in exchange for the final portion of the warrant exercised.

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

15. Acquisitions:

  Desert Sky Mall:

        On February 28, 2011, the Company acquired the additional 50% ownership interest in Desert Sky Mall, an 893,000 square foot regional shopping center in Phoenix, Arizona, that it did not own for $27,625. The acquisition was completed in order to gain 100% ownership and control over this well located asset. The purchase price was funded by a cash payment of $1,875 and the assumption of the third party's pro rata share of the mortgage note payable on the property of $25,750. Concurrent with the purchase of the partnership interest, the Company paid off the $51,500 loan on the property. Prior to the acquisition, the Company had accounted for its investment under the equity method (See Note 4—Investments in Unconsolidated Joint Ventures).

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

        The Company recorded the fair value of Superstition Springs Land at $12,914. As a result of obtaining control of this property, the Company recognized a gain of $1,734, which is included in gain on remeasurement, sale or write down of assets, net for the nine months ended September 30, 2011. Since the date of acquisition, the Company has included Superstition Springs Land in its consolidated financial statements.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

15. Acquisitions: (Continued)

  Fashion Outlets of Niagara Falls USA:

        On July 22, 2011, the Company acquired Fashion Outlets of Niagara Falls USA, a 530,000 square foot outlet center in Niagara Falls, New York. The initial purchase price of $200,000 was funded by a cash payment of $78,579 and the assumption of the mortgage note payable with a carrying value of $121,421. The cash purchase price was funded from borrowings under the Company's line of credit.

        The purchase and sale agreement includes contingent consideration based on the performance of Fashion Outlets of Niagara Falls USA from the acquisition date through July 21, 2014 that could increase the purchase price from the initial $200,000 up to a maximum of $218,667. The Company estimated the fair value of the contingent consideration as of September 30, 2012 to be $15,747, which has been included in other accrued liabilities as part of the fair value of the total liabilities assumed.

        The following is a summary of the allocation of the fair value of Fashion Outlets of Niagara Falls USA:

Property	$228,720
Restricted cash	5,367
Deferred charges, net	10,383
Other assets, net	3,090

Total assets acquired	247,560

Mortgage note payable	130,006
Accounts payable	231
Other accrued liabilities	38,037

Total liabilities assumed	168,274

Fair value of acquired net assets	$79,286

        The Company determined that the purchase price, including the estimated fair value of contingent consideration, represented the fair value of the assets acquired and liabilities assumed. Since the date of the acquisition, the Company has included Fashion Outlets of Niagara Falls USA in its consolidated financial statements.

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

  500 North Michigan Avenue:

        On February 29, 2012, the Company acquired a 326,000 square foot mixed-use retail/office building in Chicago, Illinois ("500 North Michigan Avenue") for $70,925. The purchase price was funded from borrowings under the Company's line of credit. The acquisition was completed in order to gain control over the property adjacent to The Shops at North Bridge.

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

        Since the date of acquisition, the Company has included 500 North Michigan Avenue in its consolidated financial statements. The property has generated incremental revenue of $5,309 and incremental loss of $392.

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

        On May 11, 2012, the Company sold a former Mervyn's store in Montebello, California for $20,750, resulting in a loss on the sale of $407. The Company used the proceeds from the sale for general corporate purposes.

        On May 17, 2012, the Company sold Hilton Village, a 79,814 square foot community center in Scottsdale, Arizona, for $24,820, resulting in a gain of $3,127. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.

        On May 31, 2012, the Company conveyed Prescott Gateway, a 583,959 square foot regional shopping center in Prescott, Arizona, to the mortgage note lender by a deed-in-lieu of foreclosure. As a result of the conveyance, the Company recognized a gain on the extinguishment of debt of $16,296 (See Note 10—Mortgage Notes Payable).

        On June 28, 2012, the Company sold Carmel Plaza, a 111,945 square foot community center, for $52,000, resulting in a gain of $7,844. The Company used the proceeds from the sale to pay down its line of credit.

        The Company has classified the results of operations and gain or loss on sale for all of the above dispositions as discontinued operations for the three and nine months ended September 30, 2012 and 2011.

        Revenues from discontinued operations consisted of $1 and $9,364 for the three months ended September 30, 2012 and 2011, respectively, and $10,599 and $30,641 for the nine months ended September 30, 2012 and 2011, respectively. (Loss) income from discontinued operations was $(263) and $(4,556) for the three months ended September 30, 2012 and 2011, respectively, and $69,447 and $(50,508) for the nine months ended September 30, 2012 and 2011, respectively.

17. Commitments and Contingencies:

        The Company has certain properties that are subject to non-cancelable operating ground leases. The leases expire at various times through 2098, subject in some cases to options to extend the terms of the leases. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. Ground rent expense was $2,244 and $2,091 for the three months ended September 30, 2012 and 2011, respectively, and $6,329 and $6,475 for the nine months ended September 30, 2012 and 2011, respectively. No contingent rent was incurred during the three and nine months ended September 30, 2012 or 2011.

        As of September 30, 2012 and December 31, 2011, the Company was contingently liable for $4,224 and $19,721, respectively, in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

17. Commitments and Contingencies: (Continued)

        The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreements. At September 30, 2012, the Company had $66,310 in outstanding obligations which it believes will be settled in the next twelve months.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Management Fees	$5,861	$6,661	$17,862	$19,472
Development and Leasing Fees	3,677	2,344	9,764	6,094

	$9,538	$9,005	$27,626	$25,566

        Certain mortgage notes on the properties are held by NML (See Note 10—Mortgage Notes Payable). Interest expense in connection with these notes was $3,815 and $4,081 for the three months ended September 30, 2012 and 2011, respectively, and $11,588 and $12,656 for the nine months ended September 30, 2012 and 2011, respectively. Included in accounts payable and accrued expenses is interest payable on these notes of $1,270 and $1,379 at September 30, 2012 and December 31, 2011, respectively.

        As of September 30, 2012 and December 31, 2011, the Company had loans to unconsolidated joint ventures of $3,334 and $3,995, respectively. Interest income associated with these notes was $63 and $67 for the three months ended September 30, 2012 and 2011, respectively, and $191 and $210 for the nine months ended September 30, 2012 and 2011, respectively. These loans represent initial funds advanced to development stage projects prior to construction loan funding. Accordingly, loan payables in the same amount have been accrued as an obligation by the various joint ventures.

        Due from affiliates of $7,595 and $3,387 at September 30, 2012 and December 31, 2011, respectively, represents unreimbursed costs and fees due from unconsolidated joint ventures under management agreements.

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

        The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
LTIP Units	$2,778	$2,239	$6,646	$6,716
Stock awards	125	85	345	663
Stock units	383	891	2,991	6,634
Stock options	18	—	18	—
SARs	210	3	291	626
Phantom stock units	211	243	721	726

	$3,725	$3,461	$11,012	$15,365

        The Company capitalized share and unit-based compensation costs of $436 and $609 for the three months ended September 30, 2012 and 2011, respectively, and $2,209 and $5,621 for the nine months ended September 30, 2012 and 2011, respectively. Unrecognized compensation cost of share and unit-based plans at September 30, 2012 consisted of $3,427 from LTIP Units, $637 from stock awards, $2,947 from stock units, $80 from stock options, $291 from SARs and $118 from phantom stock units.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

19. Share and Unit-Based Plans: (Continued)

        The following table summarizes the activity of the non-vested LTIP Units, stock awards, phantom stock units and stock units:

	LTIP Units		Stock Awards		Phantom Stock		Stock Units
	Units	Value(1)	Shares	Value(1)	Units	Value(1)	Units	Value(1)
Balance January 1, 2012	190,000	$43.30	21,130	$40.68	15,745	$34.84	576,340	$11.71
Granted(2)	315,000	40.53	9,639	54.43	5,930	57.50	72,322	54.43
Vested(2)	(305,000)	44.85	(9,845)	35.69	(16,844)	45.81	(533,985)	15.24
Forfeited	—	—	—	—	(1,462)	33.74	—	—

Balance at September 30, 2012	200,000	$38.63	20,924	$49.36	3,369	$34.84	114,677	$52.19

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

        The following table summarizes the activity of the SARs and stock options outstanding:

	SARs		Stock Options
	Shares	Value(1)	Shares	Value(1)
Balance January 1, 2012	1,156,985	$56.55	13,500	$30.08
Granted	39,932	59.57	10,068	59.57
Exercised	(32,732)	56.63	(8,100)	28.47
Forfeited	—	—	—	—

Balance at September 30, 2012	1,164,185	$56.65	15,468	$50.12

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

20. Income Taxes: (Continued)

        The income tax benefit of the TRSs is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Current	$—	$—	$—	$—
Deferred	934	1,566	2,159	5,811

Income tax benefit	$934	$1,566	$2,159	$5,811

        The net operating loss carryforwards are currently scheduled to expire through 2032, beginning in 2021. Net deferred tax assets of $31,342 and $26,829 were included in deferred charges and other assets, net at September 30, 2012 and December 31, 2011, respectively.

        The tax returns for the years 2008-2011 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefits will materially change within the next twelve months.

21. Subsequent Events:

        On October 3, 2012, the Company acquired the 75% ownership interest in FlatIron Crossing, a 1,481,000 square foot regional shopping center in Broomfield, Colorado, that it did not own for a cash payment of $195,900 plus its pro rata share of the mortgage loan payable of $126,795.

        On October 21, 2012, the Company entered into an agreement to acquire Kings Plaza, a 1,200,000 square foot regional shopping center in Brooklyn, New York, for a purchase price of $751,000 of which the seller has the option to receive up to $30,000 of the purchase price in the form of restricted common shares of the Company. Concurrently, the Company entered into an agreement to acquire Green Acres Mall, a 1,800,000 square foot regional shopping center in Valley Stream, New York, for a purchase price of $500,000. The Company expects to fund both acquisitions from borrowings under its line of credit and from the placement of mortgage notes payable on the properties. The Company expects to complete the acquisition of Kings Plaza during the three months ended December 31, 2012 and Green Acres Mall during the three months ended March 31, 2013. The Company's obligation to acquire Green Acres Mall is subject to the completion of the Kings Plaza acquisition, other than by reason of a default by the Company.

        On October 25, 2012, the Company announced a dividend/distribution of $0.58 per share for common stockholders and OP Unit holders of record on November 12, 2012. All dividends/distributions will be paid 100% in cash on December 7, 2012.

        On October 26, 2012, the Company acquired the 33.3% ownership interest in Arrowhead Towne Center, a 1,196,000 square foot regional shopping center in Glendale, Arizona, that it did not own for $144,400. The Company funded the purchase price by a cash payment of $69,026 and the assumption of the third party's pro rata share of the mortgage note payable on the property of $75,374.

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

Management's Overview and Summary

        The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, the Operating Partnership. As of September 30, 2012, the Operating Partnership owned or had an ownership interest in 59 regional shopping centers and ten community shopping centers totaling approximately 62 million square feet of gross leasable area. These 69 regional and community shopping centers are referred to hereinafter as the "Centers," unless the context otherwise requires. The Company is a self-administered and self-managed REIT and conducts all of its operations through the Operating Partnership and the Management Companies.

        The following discussion is based primarily on the consolidated financial statements of the Company for the three and nine months ended September 30, 2012 and 2011. It compares the results of operations for the three months ended September 30, 2012 to the results of operations for the three months ended September 30, 2011, and it compares the results of operations and cash flows for the nine months ended September 30, 2012 to the results of operations and cash flows for the nine months ended September 30, 2011. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

  Acquisitions and Dispositions:

        On February 24, 2011, the Company's joint venture in Kierland Commons Investment LLC ("KCI") acquired an additional ownership interest in PHXAZ/Kierland Commons, L.L.C. ("Kierland Commons"), a 433,000 square foot regional shopping center in Scottsdale, Arizona. As a result of this transaction, the Company's ownership interest in KCI increased from 24.5% to 50.0%. The Company's share of the purchase price consisted of a cash payment of $34.2 million and the assumption of a pro rata share of debt of $18.6 million.

        On February 28, 2011, the Company, in a 50/50 joint venture, acquired The Shops at Atlas Park, a 376,000 square foot community center in Queens, New York, for a total purchase price of $53.8 million. The Company's share of the purchase price was $26.9 million and was funded from the Company's cash on hand.

        On February 28, 2011, the Company acquired the additional 50% ownership interest in Desert Sky Mall, an 893,000 square foot regional shopping center in Phoenix, Arizona, that it did not own. The total purchase price was $27.6 million, which included the assumption of the third party's pro rata share of the mortgage note payable on the property of $25.8 million. Concurrent with the purchase of the partnership interest, the Company paid off the $51.5 million loan on the property.

        On April 29, 2011, the Company purchased a fee interest in a freestanding Kohl's store at Capitola Mall in Capitola, California for $28.5 million. The purchase price was paid from cash on hand.

        On June 3, 2011, the Company acquired an additional 33.3% ownership interest in Arrowhead Towne Center, a 1,196,000 square foot regional shopping center in Glendale, Arizona, an additional 33.3% ownership interest in Superstition Springs Center, a 1,205,000 square foot regional shopping center in Mesa, Arizona and an additional 50% ownership interest in the land under Superstition Springs Center ("Superstition Springs Land") in exchange for the Company's ownership interest in six anchor stores, including five former Mervyn's stores and a cash payment of $75.0 million. The cash purchase price was funded from borrowings under the Company's line of credit. This transaction is referred to herein as the "GGP Exchange".

        On July 22, 2011, the Company acquired Fashion Outlets of Niagara Falls USA, a 530,000 square foot outlet center in Niagara Falls, New York. The initial purchase price of $200.0 million was funded by a cash payment of $78.6 million and the assumption of the mortgage note payable of $121.4 million. The cash purchase price was funded from borrowings under the Company's line of credit. The purchase and sale agreement includes contingent consideration based on the performance of Fashion Outlets of Niagara Falls USA from the acquisition date through July 21, 2014 that could increase the purchase price from the initial $200.0 million up to a maximum of $218.7 million. As of September 30, 2012, the Company estimated the fair value of the contingent consideration as $15.7 million, which has been included in other accrued liabilities.

        On December 31, 2011, the Company and its joint venture partner reached agreement for the distribution and conveyance of interests in SDG Macerich that owned 11 regional malls in a 50/50 partnership. Six of the eleven assets were distributed to the Company on December 31, 2011. The Company received 100% ownership of Eastland Mall in Evansville, Indiana, Lake Square Mall in

Leesburg, Florida, SouthPark Mall in Moline, Illinois, Southridge Mall in Des Moines, Iowa, NorthPark Mall in Davenport, Iowa and Valley Mall in Harrisonburg, Virginia (collectively referred to herein as the "SDG Acquisition Properties"). These wholly-owned assets were recorded at fair value at the date of transfer, which resulted in a gain to the Company of $188.3 million. The gain reflected the fair value of the net assets received in excess of the book value of the Company's interest in SDG Macerich. The distribution and conveyance of the properties from SDG Macerich to the Company is referred to herein as the "SDG Transaction".

        On February 29, 2012, the Company acquired a 326,000 square foot mixed-use retail/office building ("500 North Michigan Avenue") in Chicago, Illinois for $70.9 million. The building is adjacent to The Shops at North Bridge. The purchase price was paid from borrowings under the Company's line of credit.

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

        On May 17, 2012, the Company sold Hilton Village, a 79,814 square foot community center in Scottsdale, Arizona, for $24.8 million, resulting in a gain on the sale of assets of $3.1 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.

        On May 31, 2012, the Company sold its 50% ownership interest in Chandler Gateway, a 259,535 square foot community center in Chandler, Arizona, for a total sales price of $14.3 million, resulting in a gain on the sale of assets of $3.4 million. The sales price was funded by a cash payment of $4.9 million and the assumption of the Company's share of the mortgage note payable on the property of $9.4 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.

        On June 28, 2012, the Company sold Carmel Plaza, a 111,945 square foot community center in Carmel, California, for $52.0 million, resulting in a gain on the sale of assets of $7.8 million. The Company used the proceeds from the sale to pay down its line of credit.

        On August 10, 2012, the Company was bought out of its ownership interest in NorthPark Center, a 1,946,178 square foot regional shopping center in Dallas, Texas, for $118.8 million, resulting in a gain of $24.6 million. The Company used the cash proceeds to pay down its line of credit.

        On October 3, 2012, the Company acquired the 75% ownership interest in FlatIron Crossing, a 1,481,000 square foot regional shopping center in Broomfield, Colorado, that it did not own for a cash payment of $195.9 million plus its pro rata share of the mortgage loan payable of $126.8 million.

        On October 21, 2012, the Company entered into an agreement to acquire Kings Plaza, a 1,200,000 square foot regional shopping center in Brooklyn, New York, for a purchase price of $751.0 million, of which the seller has the option to receive up to $30.0 million of the purchase price in the form of restricted shares of common stock of the Company. Concurrently, the Company entered into an agreement to acquire Green Acres Mall, a 1,800,000 square foot regional shopping center in Valley Stream, New York, for a purchase price of $500.0 million. The Company expects to fund both acquisitions from borrowings under its line of credit and from the placement of mortgage notes payable on the properties. The Company expects to complete the acquisition of Kings Plaza during the three months ended December 31, 2012 and Green Acres Mall during the three months ended March 31, 2013. The Company's obligation to acquire Green Acres Mall is subject to the completion of the Kings Plaza acquisition, other than by reason of a default by the Company.

        On October 26, 2012, the Company acquired the 33.3% ownership interest in Arrowhead Towne Center, a 1,196,000 square foot regional shopping center in Glendale, Arizona, that it did not own for $144.4 million. The Company funded the purchase price by a cash payment of $69.0 million and the assumption of the third party's pro rata share of the mortgage note payable on the property of $75.4 million.

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

        On May 31, 2012, the Company conveyed Prescott Gateway, a 583,959 square foot regional shopping center in Prescott, Arizona, to the mortgage note lender by a deed-in-lieu of foreclosure. The mortgage loan was non-recourse. As a result of the conveyance, the Company recognized a gain on extinguishment of debt of $16.3 million.

  Redevelopment and Development Activity:

        In August 2011, the Company entered into a joint venture agreement with a subsidiary of AWE/Talisman for the development of Fashion Outlets of Chicago in the Village of Rosemont, Illinois. The Company will own 60% of the joint venture and AWE/Talisman will own 40%. The Center will be a fully enclosed two level, 528,000 square foot outlet center. The site is located within a mile of O'Hare International Airport. The project broke ground in November 2011 and is expected to be completed in Summer 2013. The total estimated project cost is approximately $200.0 million. As of September 30, 2012, the joint venture has incurred $61.8 million of development costs. On March 2, 2012, the joint venture obtained a construction loan on the property that allows for borrowings up to $140.0 million, bears interest at LIBOR plus 2.50% and matures March 2, 2017. As of September 30, 2012, no borrowings have been made under the loan. Fashion Outlets of Chicago is referred to herein as the Development Property.

        The Company's joint venture in Tysons Corner, a 1,985,000 square foot regional shopping center in McLean, Virginia, is currently expanding the property to include a 500,000 square foot office building, a 450 unit residential tower and a 300 room hotel. The joint venture started the expansion project in October 2011 and expects it to be completed in Fall 2014. The total cost of the project is estimated at $600.0 million, of which $300.0 million is estimated to be the Company's pro rata share. The Company has funded $48.6 million of the total of $97.2 million incurred by the joint venture as of September 30, 2012.

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

  Revenue Recognition:

        Minimum rental revenues are recognized on a straight-line basis over the term of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight line rent adjustment." Currently, approximately 62% of the mall store and freestanding store leases contain provisions for CPI rent increases periodically throughout the term of the lease. The Company believes that using an annual multiple of CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases. Percentage rents are recognized when the tenants' specified sales targets have been met. Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred. Other tenants pay a fixed rate and these tenant recoveries' revenues are recognized on a straight-line basis over the term of the related leases.

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

        For purposes of the discussion below, the Company defines "Same Centers" as those Centers that are substantially complete and in operation for the entirety of both periods of the comparison. Non-Same Centers for comparison purposes include recently acquired properties ("Acquisition Properties") and those Centers or properties that are going through a substantial redevelopment often resulting in the closing of a portion of the Center ("Development Properties"). The Company moves a Center in and out of Same Centers based on whether the Center is substantially complete and in operation for the entirety of both periods of the comparison. Accordingly, the Same Centers consists of all consolidated centers, excluding the Acquisition Properties and the Development Properties for the periods of comparison.

        For comparison of the three months ended September 30, 2012 to the three months ended September 30, 2011, the Acquisition Properties include Fashion Outlets of Niagara Falls USA, the SDG Acquisition Properties and 500 North Michigan Avenue. For comparison of the nine months ended September 30, 2012 to the nine months ended September 30, 2011, the Acquisition Properties include Desert Sky Mall, the Kohl's store at Capitola Mall, Superstition Springs Land, Fashion Outlets of Niagara Falls USA, the SDG Acquisition Properties and 500 North Michigan Avenue. The increase in revenues and expenses of the Acquisition Properties during the three and nine months ended September 30, 2012 in comparison to the three and nine months ended September 30, 2011 is primarily due to the inclusion of the SDG Acquisition Properties in the results of operations in 2012. (See "Acquisitions and Dispositions" in Management's Overview and Summary).

        Unconsolidated joint ventures are reflected using the equity method of accounting. The Company's pro rata share of the results from these Centers is reflected in the Consolidated Statements of Operations as equity in income of unconsolidated joint ventures.

        The Company considers tenant annual sales per square foot (for tenants in place for a minimum of 12 months and 10,000 square feet and under) for regional shopping centers, occupancy rates (excluding large retail stores or "Anchors") for the Centers and releasing spreads (i.e. a comparison of average base rent per square foot on leases executed during the trailing twelve months to average base rent per square foot on leases expiring during the year based on spaces 10,000 square feet and under) to be key performance indicators of the Company's internal growth.

        Tenant sales per square foot increased from $467 for the twelve months ended September 30, 2011 to $511 for the twelve months ended September 30, 2012. Occupancy rate increased from 91.9% at September 30, 2011 to 93.0% at September 30, 2012. Releasing spreads increased 18.5% for the twelve months ended September 30, 2012. These calculations exclude Valley View Center, Granite Run Mall, Shoppingtown Mall, Prescott Gateway and Centers under development or redevelopment.

        The Company's recent trend of retail sales growth continued during the twelve months ended September 30, 2012 with tenant sales per square foot and releasing spreads increasing compared to the twelve months ended September 30, 2011. The Company expects that releasing spreads will continue to be positive during the remainder of 2012 as it renews or relets leases that are scheduled to expire during the year. The Company's occupancy rate as of September 30, 2012 also increased compared to September 30, 2011. Although certain aspects of the U.S. economy, the retail industry as well as the Company's operating results have continued to improve, economic and political uncertainty remains in various parts of the world. In addition, the U.S. economy is still experiencing weakness, high levels of unemployment have persisted and rental rates and valuations for retail space have not fully recovered to pre-recession levels. Any further continuation of these adverse conditions could harm the Company's business, results of operations and financial condition.

Comparison of Three Months Ended September 30, 2012 and 2011

  Revenues:

        Minimum and percentage rents (collectively referred to as "rental revenue") increased $12.3 million, or 11.0%, from 2011 to 2012. The increase in rental revenue is attributed to an increase of $12.3 million from the Acquisition Properties. Rental revenue includes the amortization of above and below-market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below-market leases decreased from $2.6 million in 2011 to $0.5 million in 2012. The amortization of straight-line rents decreased from $2.4 million in 2011 to $1.8 million in 2012. Lease termination income remained constant at $1.3 million in 2011 and 2012.

        Tenant recoveries increased $5.0 million, or 7.8%, from 2011 to 2012. This increase in tenant recoveries is attributed to an increase of $5.6 million from the Acquisition Properties offset in part by a decrease of $0.6 million from the Same Centers.

        Management Companies' revenue increased from $9.8 million in 2011 to $9.9 million in 2012 due primarily to an increase in development fees.

  Shopping Center and Operating Expenses:

        Shopping center and operating expenses increased $4.6 million, or 7.3%, from 2011 to 2012. The increase in shopping center and operating expenses is attributed to an increase of $7.1 million from the Acquisition Properties offset in part by a decrease of $2.5 million from the Same Centers. The decrease from the Same Centers is primarily attributed to a decrease in utilities, property taxes and other operating expenses.

  Management Companies' Operating Expenses:

        Management Companies' operating expenses increased $0.5 million from 2011 to 2012 due to an increase in compensation costs in 2012.

  REIT General and Administrative Expenses:

        REIT general and administrative expenses increased by $0.6 million from 2011 to 2012 due to an increase in compensation costs in 2012.

  Depreciation and Amortization:

        Depreciation and amortization increased $7.9 million from 2011 to 2012. The increase in depreciation and amortization is primarily attributed to an increase of $8.0 million from the Acquisition Properties offset in part by a decrease of $0.1 million from the Same Centers.

  Interest Expense:

        Interest expense decreased $1.1 million from 2011 to 2012. The decrease in interest expense was primarily attributed to decreases of $8.0 million from the Senior Notes which were paid off in full in March 2012 (See Liquidity and Capital Resources) offset in part by increases of $3.5 million from the Acquisition Properties, $1.3 million from the borrowings under the Company's line of credit, $1.1 million from the Same Centers, $0.8 million from the term loan (See Liquidity and Capital Resources) and $0.2 million from the Development Property.

        The above interest expense items are net of capitalized interest, which was $3.0 million in 2011 and 2012.

  Equity in Income of Unconsolidated Joint Ventures:

        Equity in income of unconsolidated joint ventures decreased $0.7 million from 2011 to 2012.

  Gain on Remeasurement, Sale or Write Down of Assets, net:

        Gain on remeasurement, sale or write down of assets increased $20.9 million from 2011 to 2012. The increase is primarily attributed to the $24.6 million gain on the buyout of the Company's ownership interest in NorthPark Center in 2012 offset in part by the write down of certain development costs.

  Income (Loss) From Discontinued Operations:

        Income from discontinued operations increased $4.3 million from 2011 to 2012. The increase in income from discontinued operations is primarily due to the $4.0 million loss from operations at Valley View Center in 2011 (See "Other Transactions and Events" in Management's Overview and Summary).

  Net Income:

        Net income increased $33.0 million from 2011 to 2012. The increase is primarily attributed to the increase in gain on remeasurement, sale or write down of assets, net of $20.9 million and the increase in income from discontinued operations of $4.3 million as discussed above.

  Funds From Operations ("FFO"):

        Primarily as a result of the factors mentioned above, FFO—diluted increased 8.3% from $104.2 million in 2011 to $112.9 million in 2012. For a reconciliation of FFO and FFO—diluted to net income available to the common stockholders, the most directly comparable GAAP financial measure, see "Funds from Operations and Adjusted Funds from Operations."

Comparison of Nine Months Ended September 30, 2012 and 2011

  Revenues:

        Rental revenue increased by $43.5 million, or 13.4%, from 2011 to 2012. The increase in rental revenue is attributed to an increase of $45.5 million from the Acquisition Properties offset in part by a decrease of $2.0 million from the Same Centers. The amortization of above and below-market leases decreased from $6.7 million in 2011 to $4.3 million in 2012. The amortization of straight-line rents increased from $3.9 million in 2011 to $4.4 million in 2012 primarily because of the Acquisition Properties. Lease termination income decreased from $4.4 million in 2011 to $3.6 million in 2012.

        Tenant recoveries increased $18.1 million, or 10.1%, from 2011 to 2012. This increase in tenant recoveries is attributed to an increase of $18.7 million from the Acquisition Properties offset in part by a decrease of $0.6 million from the Same Centers.

        Management Companies revenue increased from $28.5 million in 2011 to $30.7 million in 2012 due primarily to an increase in development fees.

  Shopping Center and Operating Expenses:

        Shopping center and operating expenses increased $19.0 million, or 10.6%, from 2011 to 2012. The increase in shopping center and operating expenses is attributed to an increase of $23.2 million from the Acquisition Properties offset in part by a decrease of $4.2 million from the Same Centers. The decrease at the Same Centers is primarily attributed to a decrease in utilities and other operating expenses.

  Management Companies' Operating Expenses:

        Management Companies' operating expenses decreased $0.1 million from 2011 to 2012.

  REIT General and Administrative Expenses:

        REIT general and administrative expenses decreased by $0.6 million from 2011 to 2012.

  Depreciation and Amortization:

        Depreciation and amortization increased $32.6 million from 2011 to 2012. The increase in depreciation and amortization is primarily attributed to an increase of $28.3 million from the Acquisition Properties and $4.3 million from the Same Centers.

  Interest Expense:

        Interest expense decreased $8.0 million from 2011 to 2012. The decrease in interest expense was primarily attributed to decreases of $19.3 million from the Senior Notes, which were paid off in full in March 2012 (See Liquidity and Capital Resources), $5.3 million from the Same Centers and $0.2 million from the Development Property offset in part by increases of $13.4 million from the Acquisition Properties, $2.4 million from the term loan (See Liquidity and Capital Resources) and $1.0 million from the borrowings under the Company's line of credit. The decrease in interest expense at the Same Centers is primarily attributed to the maturity of a $400.0 million interest rate swap agreement in April 2011.

        The above interest expense items are net of capitalized interest, which decreased from $9.6 million in 2011 to $7.9 million in 2012, primarily due to a decrease in interest rates.

  Loss on Early Extinguishment of Debt:

        The loss on early extinguishment of debt of $9.1 million in 2011 is attributed to the prepayment of the mortgage note payable on Chesterfield Towne Center.

  Equity in Income of Unconsolidated Joint Ventures:

        Equity in income of unconsolidated joint ventures decreased $6.9 million from 2011 to 2012. The decrease is primarily attributed to the $7.8 million pro rata share of the gain on extinguishment of debt on Granite Run Mall in 2011 (See "Other Transactions and Events" in Management's Overview and Summary).

  Gain on Remeasurement, Sale or Write Down of Assets:

        Gain on remeasurement, sale or write down of assets increased $36.5 million from 2011 to 2012. The increase is primarily attributed to the buyout of the Company's ownership interest in NorthPark Center in 2012 and the sales of the Company's ownership interests in Chandler Festival, Chandler Village Center and Chandler Gateway in 2012 (See "Acquisitions and Dispositions" in Management's Overview and Summary).

  Income (Loss) From Discontinued Operations:

        Income from discontinued operations increased $120.0 million from 2011 to 2012. The increase in income from discontinued operations is primarily due to the gain on extinguishment of debt of $104.0 million on Valley View Center and $16.3 million on Prescott Gateway in 2012, the $7.8 million gain on the sale of Carmel Plaza in 2012 and the impairment charge of $35.7 million on Shoppingtown Mall in 2011 offset in part by the impairment charge of $54.3 million on Valley View Center in 2012 (See "Other Transactions and Events" in Management's Overview and Summary).

  Net Income (Loss):

        Net income increased $186.7 million from 2011 to 2012. The increase is primarily attributed to the increases in income from discontinued operations of $120.0 million and the gain on remeasurement, sale or write down of assets of $36.5 million as discussed above.

  Funds From Operations ("FFO"):

        Primarily as a result of the factors mentioned above, FFO—diluted increased 58.6% from $280.8 million in 2011 to $445.3 million in 2012. For a reconciliation of FFO and FFO—diluted to net income (loss) available to the common stockholders, the most directly comparable GAAP financial measure, see "Funds from Operations and Adjusted Funds from Operations."

  Operating Activities:

        Cash provided by operating activities increased from $180.5 million in 2011 to $256.2 million in 2012. The increase was primarily due to changes in assets and liabilities and the results at the Acquisition Properties as discussed above.

  Investing Activities:

        Cash provided by investing activities increased from a deficit of $184.5 million in 2011 to a surplus of $91.5 million in 2012. The increase in cash provided by investing activities was primarily due to an increase of $124.4 million in proceeds from the sale of assets and a decrease of $102.3 million in contributions to unconsolidated joint ventures offset in part by a decrease of $38.0 million in acquisitions of property, development, redevelopment, expansion, renovations and property improvements. The increase in proceeds from the sale of assets is primarily due to the buyout of the Company's ownership interest in NorthPark Center and the sales of The Borgata, Carmel Plaza, Chandler Festival, Chandler Village Center, Chandler Gateway, Hilton Village and a former Mervyn's store in 2012 (See "Acquisitions and Dispositions" in Management's Overview and Summary).

  Financing Activities:

        Cash used in financing activities increased from $302.2 million in 2011 to $338.4 million in 2012. The increase in cash used in financing activities was primarily due to an increase in payments on mortgages, bank and other notes payable of $1.4 billion offset in part by an increase in proceeds from mortgages, bank and other notes payable of $1.1 billion and the net proceeds from the ATM Program of $175.9 million (See Liquidity and Capital Resources).

Liquidity and Capital Resources

        The Company anticipates meeting its liquidity needs for its operating expenses and debt service and dividend requirements for the next twelve months through cash generated from operations, working capital reserves and/or borrowings under its unsecured line of credit.

        The following tables summarize capital expenditures incurred at the Centers:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2012	2011
Consolidated Centers:
Acquisitions of property and equipment	$86,424	$294,980
Development, redevelopment, expansion and renovations	101,584	73,544
Tenant allowances	12,577	15,200
Deferred leasing charges	17,644	22,884

	$218,229	$406,608

Joint Venture Centers (at Company's pro rata share):
Acquisitions of property and equipment	$3,064	$139,116
Development, redevelopment, expansion and renovations	54,330	27,379
Tenant allowances	4,841	5,475
Deferred leasing charges	3,407	4,104

	$65,642	$176,074

        The Company expects amounts to be incurred during the next twelve months for tenant allowances and deferred leasing charges to be comparable or less than 2011 and that capital for those expenditures will be available from working capital, cash flow from operations, borrowings on property specific debt or unsecured corporate borrowings. The Company expects to incur between $200 million and $300 million during the next twelve months for development, redevelopment, expansion and renovations. Capital for these major expenditures, developments and/or redevelopments has been, and is expected to continue to be obtained from a combination of debt or equity financings, which are expected to include borrowings under the Company's line of credit and construction loans. The Company has also generated liquidity in the past through equity offerings, property refinancings, joint venture transactions and the sale of non-core assets. Furthermore, the Company has filed a shelf registration statement which registered an unspecified amount of common stock, preferred stock, depositary shares, debt securities, warrants, rights and units.

        The capital and credit markets can fluctuate, and at times, limit access to debt and equity financing for companies. As demonstrated by the Company's recent activity, including its new $500 million ATM

Program discussed below and its $1.5 billion line of credit, the Company has recently been able to access capital; however, there is no assurance the Company will be able to do so in future periods or on similar terms and conditions. Many factors impact the Company's ability to access capital, such as its overall debt level, interest rates, interest coverage ratios and prevailing market conditions. In the event that the Company has significant tenant defaults as a result of the overall economy and general market conditions, the Company could have a decrease in cash flow from operations, which could result in borrowings under its line of credit. These events could result in an increase in the Company's proportion of floating rate debt, which would cause it to be subject to interest rate fluctuations in the future.

        On August 17, 2012, the Company entered into an equity distribution agreement ("Distribution Agreement") with a number of sales agents to issue and sell, from time to time, shares of common stock, having an aggregate offering price of up to $500 million (the "Shares"). Sales of the Shares, if any, may be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an "at the market" offering, which includes sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange. This offering is referred to herein as the "ATM Program." During the three months ended September 30, 2012, the Company sold 2,961,903 shares of common stock under this ATM Program in exchange for aggregate gross proceeds of $177.9 million and net proceeds of $175.9 million, after commissions and other transaction costs. The proceeds from the sales were used to pay down the Company's line of credit. As of September 30, 2012, $322.1 million remained available to be sold under the ATM Program. Actual future sales will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and our capital needs. The Company has no obligation to sell the remaining shares available for sale under the ATM Program.

        The Company's total outstanding loan indebtedness at September 30, 2012 was $5.5 billion (including $380.0 million of unsecured debt and $1.7 billion of its pro rata share of joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand. The Company's loan obligations regarding Valley View Center and Prescott Gateway were discharged on April 23, 2012 and May 31, 2012, respectively (See "Other Transactions and Events" in Management's Overview and Summary).

        On March 15, 2012, the Company paid off in full the $439.3 million of outstanding senior convertible notes ("Senior Notes") that had matured. The repayment was funded by borrowings under the Company's line of credit.

        The Company has a $1.5 billion revolving line of credit that bears interest at LIBOR plus a spread of 1.75% to 3.0% depending on the Company's overall leverage and matures on May 2, 2015 with a one-year extension option. Based on the Company's current leverage levels, the borrowing rate on the new facility is LIBOR plus 2.0%. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2.0 billion less the outstanding balance of the $125.0 million unsecured term loan, as discussed below. All obligations under the line of credit are unconditionally guaranteed by the Company and certain of its direct and indirect subsidiaries and are secured, subject to certain exceptions, by pledges of direct and indirect ownership interests in certain of the subsidiary guarantors. At September 30, 2012, total borrowings under the line of credit were $255.0 million with an average effective interest rate of 2.76%.

        The Company has a $125 million unsecured term loan under the Company's line of credit that bears interest at LIBOR plus a spread of 1.95% to 3.20% depending on the Company's overall leverage and matures on December 8, 2018. Based on the Company's current leverage levels, the borrowing rate is LIBOR plus 2.20%. As of September 30, 2012, the total interest rate was 2.57%.

        At September 30, 2012, the Company was in compliance with all applicable loan covenants under its agreements.

        At September 30, 2012, the Company had cash and cash equivalents available of $76.6 million.

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

        In addition, certain joint ventures also have secured debt that could become recourse debt to the Company or its subsidiaries, in excess of the Company's pro rata share, should the joint ventures be unable to discharge the obligations of the related debt. At September 30, 2012, the balance of the debt that could be recourse to the Company was $370.5 million offset in part by indemnity agreements from joint venture partners for $177.8 million. The maturities of the recourse debt, net of indemnification, are $167.0 million in 2013, $16.7 million in 2015 and $9.0 million in 2016.

        Additionally, as of September 30, 2012, the Company is contingently liable for $4.2 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

  Long-term Contractual Obligations:

        The following is a schedule of long-term contractual obligations as of September 30, 2012 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)	$3,960,679	$503,658	$788,124	$1,099,523	$1,569,374
Operating lease obligations(1)	293,560	8,428	14,373	12,728	258,031
Purchase obligations(1)	66,310	66,310	—	—	—
Other long-term liabilities	271,135	228,000	2,835	3,137	37,163

	$4,591,684	$806,396	$805,332	$1,115,388	$1,864,568

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

        Adjusted FFO ("AFFO") excludes the FFO impact of Shoppingtown Mall and Valley View Center for the three and nine months ended September 30, 2012 and 2011. In December 2011, the Company conveyed Shoppingtown Mall to the lender by a deed-in-lieu of foreclosure. In July 2010, a court-appointed receiver assumed operational control of Valley View Center and responsibility for managing all aspects of the property. Valley View Center was sold by the receiver on April 23, 2012, and the related non-recourse mortgage loan obligation was fully extinguished on that date. On May 31, 2012, the Company conveyed Prescott Gateway to the lender by a deed-in-lieu of foreclosure and the debt was forgiven resulting in a gain on the extinguishment of debt of $16.3 million. AFFO also excludes the gain on the extinguishment of debt on Prescott Gateway for the three and nine months ended September 30, 2012.

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

        The following reconciles net income (loss) available to common stockholders to FFO and FFO-diluted for the three and nine months ended September 30, 2012 and 2011 and FFO and FFO—diluted to AFFO and AFFO—diluted for the same periods (dollars and shares in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss) available to common stockholders	$43,893	$12,941	$163,179	$(6,241)
Adjustments to reconcile net income (loss) to FFO—basic:
Noncontrolling interest in the Operating Partnership	3,469	1,163	13,575	(544)
(Gain) loss on remeasurement, sale or write-down of consolidated assets, net	(21,765)	(1,389)	4,449	33,514
Add: gain on undepreciated assets—consolidated assets	—	—	—	2,277
Add: noncontrolling interest share of (loss) gain on remeasurement, sale or write down of consolidated joint ventures	(3)	—	3,535	(4)
Gain on remeasurement, sale or write-down of assets from unconsolidated joint ventures, net(1)	(135)	(23)	(11,292)	(12,583)
Add: gain on sale of undepreciated assets—from unconsolidated joint ventures(1)	—	20	—	71
Depreciation and amortization on consolidated assets	72,220	67,997	222,188	198,454
Less: depreciation and amortization attributable to noncontrolling interest on consolidated joint ventures	(4,523)	(4,534)	(13,952)	(13,520)
Depreciation and amortization on unconsolidated joint ventures(1)	22,927	31,355	73,237	90,061
Less: depreciation on personal property	(3,185)	(3,329)	(9,636)	(10,711)

FFO—basic and diluted	112,898	104,201	445,283	280,774
Shoppingtown Mall	—	290	396	312
Valley View Center	—	2,886	(101,116)	6,102
Prescott Gateway	54	—	(16,296)	—

AFFO and AFFO—diluted	$112,952	$107,377	$328,267	$287,188

Weighted average number of FFO shares outstanding for:
FFO—basic(2)	144,990	143,151	144,160	142,925
Adjustments for impact of dilutive securities in computing FFO—diluted:
Stock warrants	64	—	78	—
Share and unit based compensation plans	46	—	18	—

FFO—diluted(3)	145,100	143,151	144,256	142,925

(1)
Unconsolidated joint ventures are presented at the Company's pro rata share.

(2)
As of September 30, 2012 and 2011, 10.8 million and 11.0 million OP Units were outstanding, respectively.

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

        The following table sets forth information as of September 30, 2012 concerning the Company's long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV") (dollars in thousands):

	For the years ended September 30,
	2013	2014	2015	2016	2017	Thereafter	Total	FV
CONSOLIDATED CENTERS:
Long-term debt:
Fixed rate	$210,500	$88,509	$367,530	$562,890	$66,080	$1,379,837	$2,675,346	$2,805,314
Average interest rate	5.35%	5.41%	6.14%	5.75%	5.33%	4.44%	5.08%
Floating rate	275,613	157,264	133,809	103,480	319,000	125,000	1,114,166	1,130,915
Average interest rate	2.28%	5.71%	3.51%	3.07%	2.83%	2.57%	3.18%

Total debt—Consolidated Centers	$486,113	$245,773	$501,339	$666,370	$385,080	$1,504,837	$3,789,512	$3,936,229

UNCONSOLIDATED JOINT VENTURE CENTERS:
Long-term debt (at Company's pro rata share):
Fixed rate	$490,393	$229,936	$235,717	$253,212	$54,035	$276,810	$1,540,103	$1,630,587
Average interest rate	6.20%	5.24%	5.97%	6.39%	6.75%	4.44%	5.76%
Floating rate	349	69,119	13,599	25,295	69,970		178,332	181,292
Average interest rate	3.15%	4.75%	3.18%	3.47%	2.89%		3.71%

Total debt—Unconsolidated Joint Venture Centers	$490,742	$299,055	$249,316	$278,507	$124,005	$276,810	$1,718,435	$1,811,879

        The consolidated Centers' total fixed rate debt at September 30, 2012 and December 31, 2011 was $2.7 billion and $2.6 billion, respectively. The average interest rate on fixed rate debt at September 30, 2012 and December 31, 2011 was 5.08% and 5.53%, respectively. The consolidated Centers' total floating rate debt at September 30, 2012 and December 31, 2011 was $1.1 billion and $1.6 billion, respectively. The average interest rate on floating rate debt at September 30, 2012 and December 31, 2011 was 3.18% and 3.09%, respectively.

        The Company's pro rata share of the Unconsolidated Joint Venture Centers' fixed rate debt at September 30, 2012 and December 31, 2011 was $1.5 billion and $1.8 billion, respectively. The average interest rate on fixed rate debt at September 30, 2012 and December 31, 2011 was 5.76% and 5.92%, respectively. The Company's pro rata share of the Unconsolidated Joint Venture Centers' floating rate debt at September 30, 2012 and December 31, 2011 was $178.3 million and $161.2 million, respectively. The average interest rate on the floating rate debt at September 30, 2012 and December 31, 2011 was 3.71% and 3.88%, respectively.

        In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $12.9 million per year based on $1.3 billion of floating rate debt outstanding at September 30, 2012.

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

Item 4.    Controls and Procedures

        As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of September 30, 2012, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        On October 10, 2012, the Company, as general partner of the Operating Partnership, issued 500,000 shares of common stock of the Company upon the redemption of 500,000 common partnership units of the Operating Partnership. These shares of common stock were issued in a private placement to two limited partners of the partnership pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.    Defaults Upon Senior Securities

        Not Applicable

Item 4.    Mine Safety Disclosures

        Not Applicable

Item 5.    Other Information

        Not Applicable

Item 6.    Exhibits

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of the Company (incorporated by reference as an exhibit to the Company's Registration Statement on Form S-11, as amended (No. 33-68964)).
3.1.1	Articles Supplementary of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date May 30, 1995).
3.1.2	Articles Supplementary of the Company (with respect to the first paragraph) (incorporated by reference as an exhibit to the Company's 1998 Form 10-K).
3.1.3	Articles Supplementary of the Company (Series D Preferred Stock) (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date July 26, 2002).
3.1.4	Articles Supplementary of the Company (incorporated by reference as an exhibit to the Company's Registration Statement on Form S-3, as amended (No. 333-88718)).
3.1.5	Articles of Amendment (declassification of Board) (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).
3.1.6	Articles Supplementary (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date February 5, 2009).
3.1.7	Articles of Amendment (increased authorized shares) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date January 26, 2012).
10.1*	Amendment Number 3 to Amended and Restated Deferred Compensation Plan for Executives (September 27, 2012).
10.2*	Amendment Number 3 to Amended and Restated Deferred Compensation Plan for Senior Executives (September 27, 2012).
10.3*	2013 Deferred Compensation Plan for Executives.
10.4*	Deferred Compensation Plan Rabbi Trust between the Company and Wilmington Trust, National Association, effective as of October 1, 2012.
10.5*	Management Continuity Agreement between the Company and Thomas J. Leanse, effective as of January 1, 2013.
10.6*	Employment Agreement between the Company, The Macerich Partnership, L.P. and Thomas J. Leanse, effective as of September 1, 2012.
31.1	Section 302 Certification of Arthur Coppola, Chief Executive Officer
31.2	Section 302 Certification of Thomas O'Hern, Chief Financial Officer
32.1	Section 906 Certifications of Arthur Coppola and Thomas O'Hern
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit Number	Description
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

Date: November 5, 2012