Form 10-K
period 2012-12-31
MACERICH CO
filed 2013-02-22
CIK 912242

Use these links to rapidly review the document

EXHIBITS AND FINANCIAL STATEMENT

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act YES ☒    NO ☐

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

         The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $7.8 billion as of the last business day of the registrant's most recently completed second fiscal quarter based upon the price at which the common shares were last sold on that day.

         Number of shares outstanding of the registrant's common stock, as of February 15, 2013: 137,361,571 shares

         DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the annual stockholders meeting to be held in 2013 are incorporated by reference into Part III of this Form 10-K

THE MACERICH COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012
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

ITEM 1.    BUSINESS

General

        The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). As of December 31, 2012, the Operating Partnership owned or had an ownership interest in 61 regional shopping centers and nine community/power shopping centers totaling approximately 63 million square feet of gross leasable area ("GLA"). These 70 regional and community/power shopping centers are referred to herein as the "Centers," and consist of consolidated Centers ("Consolidated Centers") and unconsolidated joint venture Centers ("Unconsolidated Joint Venture Centers") as set forth in "Item 2. Properties," unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Company's management companies, Macerich Property Management Company, LLC, a single member Delaware limited liability company, Macerich Management Company, a California corporation, Macerich Arizona Partners LLC, a single member Arizona limited liability company, Macerich Arizona Management LLC, a single member Delaware limited liability company, Macerich Partners of Colorado LLC, a Colorado limited liability company, MACW Mall Management, Inc., a New York corporation, and MACW Property Management, LLC, a single member New York limited liability company. All seven of the management companies are collectively referred to herein as the "Management Companies."

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

Recent Developments

  Acquisitions and Dispositions:

        On February 29, 2012, the Company acquired a 327,000 square foot mixed-use retail/office building in Chicago, Illinois ("500 North Michigan Avenue") for $70.9 million. The purchase price was funded from borrowings under the Company's line of credit.

        On March 30, 2012, the Company sold its 50% ownership interest in Chandler Village Center, a 273,000 square foot community center in Chandler, Arizona, for a total sales price of $14.8 million, resulting in a gain on the sale of assets of $8.2 million. The sales price was funded by a cash payment of $6.0 million and the assumption of the Company's share of the mortgage note payable on the property of $8.8 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.

        On March 30, 2012, the Company sold its 50% ownership interest in Chandler Festival, a 500,000 square foot community center in Chandler, Arizona, for a total sales price of $31.0 million, resulting in a gain on the sale of assets of $12.3 million. The sales price was funded by a cash payment of $16.2 million and the assumption of the Company's share of the mortgage note payable on the property of $14.8 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.

        On March 30, 2012, the Company's joint venture in SanTan Village Power Center, a 491,000 square foot community center in Gilbert, Arizona, sold the property for $54.8 million, resulting in a gain on the sale of assets of $23.3 million for the joint venture. The Company's pro rata share of the gain recognized was $7.9 million. The Company used its share of the proceeds to pay down its line of credit and for general corporate purposes.

        On April 30, 2012, the Company sold The Borgata, a 94,000 square foot community center in Scottsdale, Arizona, for $9.2 million, resulting in a loss on the sale of assets of $1.3 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.

        On May 11, 2012, the Company sold a former Mervyn's store in Montebello, California for $20.8 million, resulting in a loss on the sale of assets of $0.4 million. The proceeds from the sale were used for general corporate purposes.

        On May 17, 2012, the Company sold Hilton Village, a 80,000 square foot community center in Scottsdale, Arizona, for $24.8 million, resulting in a gain on the sale of assets of $3.1 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.

        On May 31, 2012, the Company sold its 50% ownership interest in Chandler Gateway, a 260,000 square foot community center in Chandler, Arizona, for a total sales price of $14.3 million, resulting in a gain on the sale of assets of $3.4 million. The sales price was funded by a cash payment of $4.9 million and the assumption of the Company's share of the mortgage note payable on the property of $9.4 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.

        On June 28, 2012, the Company sold Carmel Plaza, a 112,000 square foot community center in Carmel, California, for $52.0 million, resulting in a gain on the sale of assets of $7.8 million. The Company used the proceeds from the sale to pay down its line of credit.

        On August 10, 2012, the Company was bought out of its ownership interest in NorthPark Center, a 1,946,000 square foot regional shopping center in Dallas, Texas, for $118.8 million, resulting in a gain of $24.6 million. The Company used the cash proceeds to pay down its line of credit.

        On October 3, 2012, the Company acquired the 75% ownership interest in FlatIron Crossing, a 1,443,000 square foot regional shopping center in Broomfield, Colorado, that it did not own for $310.4 million. The purchase price was funded by a cash payment of $195.9 million and the assumption of the third party's share of the mortgage note payable on the property of $114.5 million.

        On October 26, 2012, the Company acquired the remaining 33.3% ownership interest in Arrowhead Towne Center, a 1,196,000 square foot regional shopping center in Glendale, Arizona, that it did not own for $144.4 million. The purchase price was funded by a cash payment of $69.0 million and the assumption of the third party's pro rata share of the mortgage note payable on the property of $75.4 million.

        On November 28, 2012, the Company acquired Kings Plaza Shopping Center, a 1,198,000 square foot regional shopping center in Brooklyn, New York, for a purchase price of $756.0 million. The purchase price was funded from a cash payment of $726.0 million and the issuance of $30.0 million in restricted common stock of the Company. The cash payment was provided by the placement of a $500.0 million mortgage note on the property and from borrowings under the Company's line of credit.

        On January 24, 2013, the Company acquired Green Acres Mall, a 1,800,000 square foot regional shopping center in Valley Stream, New York, for a purchase price of $500.0 million. The purchase price was funded from the placement of a $325.0 million mortgage note on the property and from borrowings under the Company's line of credit.

  Financing Activity:

        On February 1, 2012, the Company replaced the existing loan on Tucson La Encantada with a new $75.1 million loan that bears interest at an effective rate of 4.23% and matures on March 1, 2022.

        On March 2, 2012, the Company's joint venture in Fashion Outlets of Chicago placed a new construction loan on the project that allows for borrowings up to $140.0 million, bears interest at LIBOR plus 2.50% and matures on March 5, 2017, including extension options.

        On March 23, 2012, the Company borrowed an additional $25.9 million on the loan at Northgate Mall and modified the loan to bear interest at LIBOR plus 2.25% with a maturity of March 1, 2017.

        On March 30, 2012, the Company placed a new $140.0 million loan on Pacific View that bears interest at an effective rate of 4.08% and matures on April 1, 2022.

        On April 11, 2012, the Company's joint venture in Ridgmar Mall replaced the existing loan on the property with a new $52.0 million loan that bears interest at LIBOR plus 2.45% and matures on April 11, 2017, including extension options.

        On May 17, 2012, the Company replaced the existing loan on The Oaks with a new $220.0 million loan that bears interest at an effective rate of 4.14% and matures on June 5, 2022.

        On June 29, 2012, the Company replaced the existing loan on Chandler Fashion Center with a new $200.0 million loan that bears interest at an effective rate of 3.77% and matures on July 1, 2019.

        On September 6, 2012, the Company replaced the existing loan on Westside Pavilion with a new $155.0 million loan that bears interest at an effective rate of 4.49% and matures on October 1, 2022.

        On September 17, 2012, the Company placed a $110.0 million loan on Chesterfield Towne Center that bears interest at an effective rate of 4.80% and matures on October 1, 2022.

        On October 3, 2012, the Company purchased the 75% interest in FlatIron Crossing that it did not own (See "Acquisitions and Dispositions" in Recent Developments). In connection with this acquisition, the Company assumed the loan on the property with a fair value of $175.7 million that bears interest at an effective rate of 1.96% and matures on December 1, 2013.

        On October 5, 2012, the Company modified and extended the loan on Mall of Victor Valley to November 6, 2014. The new loan bears interest at LIBOR plus 1.60% until May 6, 2013, and increases to LIBOR plus 2.25% until maturity.

        On October 25, 2012, the Company replaced the existing loan on Towne Mall with a new $23.4 million loan that bears interest at an effective rate of 4.48% and matures on November 1, 2022.

        On October 26, 2012, the Company purchased the remaining 33.3% interest in Arrowhead Towne Center that it did not own (See "Acquisitions and Dispositions" in Recent Developments). In connection with this acquisition, the Company assumed the loan on the property with a fair value of $244.4 million that bears interest at an effective rate of 2.76% and matures on October 5, 2018.

        On November 28, 2012, the Company acquired Kings Plaza Shopping Center (See "Acquisitions and Dispositions" in Recent Developments). In connection with the acquisition, the Company placed a new loan on the property that allowed for total borrowings up to $500.0 million, bears interest at an effective rate of 3.67% and matures on December 3, 2019. Concurrent with the acquisition, the Company borrowed $354.0 million on the loan. On January 3, 2013, the Company exercised its option to borrow the remaining $146.0 million of the loan.

        On December 5, 2012, the Company replaced an existing loan on Deptford Mall with a new $205.0 million loan that bears interest at an effective rate of 3.76% and matures on April 3, 2023.

        On December 24, 2012, the Company's joint venture in Queens Center replaced the existing loan on the property with a new $600.0 million loan that bears interest at an effective rate of 3.65% and matures on January 1, 2025.

        On December 28, 2012, the Company placed a $240.0 million loan on Santa Monica Place that bears interest at an effective rate of 2.99% and matures on January 3, 2018.

        On December 31, 2012, the Company's joint venture in Pacific Premier Retail LP paid off in full the existing $56.5 million loan on Redmond Office.

        On January 2, 2013, the Company's joint venture in Kierland Commons replaced the existing loans on the property with a new $135.0 million loan that bears interest at LIBOR plus 1.90% and matures on January 2, 2018, including extension options.

        On January 24, 2013, the Company acquired Green Acres Mall (See "Acquisitions and Dispositions" in Recent Developments). In connection with the acquisition, the Company placed a new loan on the property that allowed for total borrowings up to $325.0 million, bears interest at an estimated effective rate of 3.62% and matures on February 3, 2021. Concurrent with the acquisition, the Company borrowed $100.0 million on the loan. On January 31, 2013, the Company exercised its option to borrow the remaining $225.0 million of the loan.

  Redevelopment and Development Activity:

        In August 2011, the Company entered into a joint venture agreement with a subsidiary of AWE/Talisman for the development of Fashion Outlets of Chicago in the Village of Rosemont, Illinois. The Company owns 60% of the joint venture and AWE/Talisman owns 40%. The Center will be a fully enclosed two level, 526,000 square foot outlet center. The site is located within a mile of O'Hare International Airport. The project broke ground in November 2011 and is expected to be completed in August 2013. The total estimated project cost is approximately $200.0 million. As of December 31, 2012, the joint venture has incurred $91.8 million of development costs. On March 2, 2012, the joint venture obtained a construction loan on the property that allows for borrowings up to $140.0 million, bears interest at LIBOR plus 2.50% and matures on March 5, 2017. As of December 31, 2012, the joint venture has borrowed $9.2 million under the loan.

        The Company's joint venture in Tysons Corner, a 2,154,000 square foot regional shopping center in McLean, Virginia, is currently expanding the property to include a 524,000 square foot office building, a 430 unit residential tower and a 300 room hotel. The joint venture started the expansion project in October 2011 and expects it to be completed in Fall 2014. The total cost of the project is estimated at $600.0 million, of which $300.0 million is estimated to be the Company's pro rata share. The Company has funded $64.8 million of the total of $129.6 million cost incurred by the joint venture as of December 31, 2012.

  Other Transactions and Events:

        On July 15, 2010, a court appointed receiver assumed operational control of Valley View Center and responsibility for managing all aspects of the property. In March 2012, the Company recorded an impairment charge of $54.3 million to write down the carrying value of the long-lived assets to their estimated fair value. On April 23, 2012, the property was sold by the receiver for $33.5 million, which resulted in a gain on the extinguishment of debt of $104.0 million.

        On May 31, 2012, the Company conveyed Prescott Gateway, a 584,000 square foot regional shopping center in Prescott, Arizona, to the mortgage note lender by a deed-in-lieu of foreclosure. The mortgage loan was non-recourse. As a result of the conveyance, the Company recognized a gain on the extinguishment of debt of $16.3 million.

The Shopping Center Industry

  General:

        There are several types of retail shopping centers, which are differentiated primarily based on size and marketing strategy. Regional shopping centers generally contain in excess of 400,000 square feet of GLA and are typically anchored by two or more department or large retail stores ("Anchors") and are referred to as "Regional Shopping Centers" or "Malls." Regional Shopping Centers also typically contain numerous diversified retail stores ("Mall Stores"), most of which are national or regional retailers typically located along corridors connecting the Anchors. "Strip centers," "urban villages" or "specialty centers" ("Community/Power Shopping Centers") are retail shopping centers that are designed to attract local or neighborhood customers and are typically anchored by one or more supermarkets, discount department stores and/or drug stores. Community/Power Shopping Centers typically contain 100,000 to 400,000 square feet of GLA. Outlet Centers generally contain a wide variety of designer and manufacturer stores located in an open-air center and typically range in size from 200,000 to 850,000 square feet of GLA. In addition, freestanding retail stores are located along the perimeter of the shopping centers ("Freestanding Stores"). Mall Stores and Freestanding Stores over 10,000 square feet are also referred to as "Big Box." Anchors, Mall Stores, Freestanding Stores and other tenants typically contribute funds for the maintenance of the common areas, property taxes, insurance, advertising and other expenditures related to the operation of the shopping center.

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

        Acquisitions.    The Company principally focuses on well-located, quality Regional Shopping Centers that can be dominant in their trade area and have strong revenue enhancement potential. In addition, the Company pursues other opportunistic acquisitions of property that include retail and will complement the Company's portfolio such as Outlet Centers. The Company subsequently seeks to improve operating performance and returns from these properties through leasing, management and redevelopment. Since its initial public offering, the Company has acquired interests in shopping centers nationwide. The Company believes that it is geographically well positioned to cultivate and maintain ongoing relationships with potential sellers and financial institutions and to act quickly when acquisition opportunities arise. (See "Acquisitions and Dispositions" in Recent Developments).

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

        Redevelopment.    One of the major components of the Company's growth strategy is its ability to redevelop acquired properties. For this reason, the Company has built a staff of redevelopment professionals who have primary responsibility for identifying redevelopment opportunities that they believe will result in enhanced long-term financial returns and market position for the Centers. The redevelopment professionals oversee the design and construction of the projects in addition to obtaining required governmental approvals. (See "Redevelopment and Development" in Recent Developments).

        Development.    The Company pursues ground-up development projects on a selective basis. The Company has supplemented its strong acquisition, operations and redevelopment skills with its ground-up development expertise to further increase growth opportunities. (See "Redevelopment and Development" in Recent Developments).

  The Centers

        As of December 31, 2012, the Centers consist of 61 Regional Shopping Centers and nine Community/Power Shopping Centers totaling approximately 63 million square feet of GLA. The 61 Regional Shopping Centers in the Company's portfolio average approximately 930,000 square feet of GLA and range in size from 2.1 million square feet of GLA at Tysons Corner Center to 242,000 square feet of GLA at Tucson La Encantada. The Company's nine Community/Power Shopping Centers have an average of approximately 486,000 square feet of GLA. As of December 31, 2012, the Centers included 243 Anchors totaling approximately 33.1 million square feet of GLA and approximately 7,300 Mall Stores and Freestanding Stores totaling approximately 30.3 million square feet of GLA.

  Competition

        There are numerous owners and developers of real estate that compete with the Company in its trade areas. There are eight other publicly traded mall companies in the United States and several large private mall companies, any of which under certain circumstances could compete against the Company for an acquisition of an Anchor or a tenant. In addition, other REITs, private real estate companies, and financial buyers compete with the Company in terms of acquisitions. This results in competition for both the acquisition of properties or centers and for tenants or Anchors to occupy space. Competition for property acquisitions may result in increased purchase prices and may adversely affect the Company's ability to make suitable property acquisitions on favorable terms. The existence of competing shopping centers could have a material adverse impact on the Company's ability to lease space and on the level of rents that can be achieved. There is also increasing competition from other retail formats and technologies, such as lifestyle centers, power centers, Internet shopping, home shopping networks, outlet centers and discount shopping clubs that could adversely affect the Company's revenues.

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

  Major Tenants

        The Centers derived approximately 77% of their total rents for the year ended December 31, 2012 from Mall Stores and Freestanding Stores under 10,000 square feet. Big Box and Anchor tenants accounted for 23% of total rents for the year ended December 31, 2012.

        The following retailers (including their subsidiaries) represent the 10 largest rent payers in the Centers based upon total rents in place as of December 31, 2012:

Tenant	Primary DBAs	Number of Locations in the Portfolio	% of Total Rents(1)
Gap, Inc., The	Athleta, Banana Republic, The Gap, Gap Kids, Gap Body, Baby Gap, The Gap Outlet, Old Navy	78	2.5%
Limited Brands, Inc.	Bath and Body Works, Victoria's Secret, Victoria's Secret Beauty, PINK	116	2.5%
Forever 21, Inc.	Forever 21, XXI Forever	41	2.2%
Foot Locker, Inc.	Champs Sports, CCS, Foot Locker, Foot Action USA, Kids Foot Locker, Lady Foot Locker	116	1.7%
Luxottica Group S.P.A.	Ilori, LensCrafters, Oakley, Optical Shop of Aspen, Pearle Vision Center, Sunglass Hut / Watch Station	124	1.3%
Abercrombie & Fitch Co.	Abercrombie & Fitch, abercrombie, Hollister	58	1.2%
American Eagle Outfitters, Inc.	American Eagle, Aerie, 77Kids	47	1.1%
Dick's Sporting Goods, Inc.	Dick's Sporting Goods	12	1.1%
Nordstrom, Inc.	Nordstrom, Last Chance, Nordstrom Rack, Nordstrom Spa	18	1.1%
Signet Jewelers Limited	Friedlander, J.B. Robinson, Jared The Galleria of Jewelry, Kay Jewelers, Rogers, Shaw Jewelers, Weisfield Jewelers	61	1.1%

(1)
Total rents include minimum rents and percentage rents.

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

        Tenant space of 10,000 square feet and under in the Company's portfolio at December 31, 2012 comprises 65.3% of all Mall Store and Freestanding Store space. The Company uses tenant spaces of 10,000 square feet and under for comparing rental rate activity because this space is more consistent in terms of shape and configuration and, as such, the Company is able to provide a meaningful comparison of rental rate activity for this space. Mall Store and Freestanding Store space greater than 10,000 square feet is inconsistent in size and configuration throughout the Company's portfolio and as a result does not lend itself to a meaningful comparison of rental rate activity with the Company's other space. Most of the non-Anchor space over 10,000 square feet is not physically connected to the mall, does not share the same common area amenities and does not benefit from the foot traffic in the mall. As a result, space greater than 10,000 square feet has a unique rent structure that is inconsistent with mall space under 10,000 square feet.

        The following tables set forth the average base rent per square foot for the Centers, as of December 31 for each of the past five years:

Mall Stores and Freestanding Stores under 10,000 square feet:

For the Years Ended December 31,	Avg. Base Rent Per Sq. Ft.(1)(2)	Avg. Base Rent Per Sq. Ft. on Leases Executed During the Year(2)(3)	Avg. Base Rent Per Sq. Ft. on Leases Expiring During the Year(2)(4)
Consolidated Centers:
2012	$40.98	$44.01	$38.00
2011	$38.80	$38.35	$35.84
2010	$37.93	$34.99	$37.02
2009	$37.77	$38.15	$34.10
2008	$41.39	$42.70	$35.14
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2012	$55.64	$55.72	$48.74
2011	$53.72	$50.00	$38.98
2010	$46.16	$48.90	$38.39
2009	$45.56	$43.52	$37.56
2008	$42.14	$49.74	$37.61

Big Box and Anchors:

For the Years Ended December 31,	Avg. Base Rent Per Sq. Ft.(1)(2)	Avg. Base Rent Per Sq. Ft. on Leases Executed During the Year(2)(3)	Number of Leases Executed During the Year	Avg. Base Rent Per Sq. Ft. on Leases Expiring During the Year(2)(4)	Number of Leases Expiring During the Year
Consolidated Centers:
2012	$9.34	$15.54	21	$8.85	22
2011	$8.42	$10.87	21	$6.71	14
2010	$8.64	$13.79	31	$10.64	10
2009	$9.66	$10.13	19	$20.84	5
2008	$9.53	$11.44	26	$9.21	18
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2012	$12.52	$23.25	21	$8.88	10
2011	$12.50	$21.43	15	$14.19	7
2010	$11.90	$24.94	20	$15.63	26
2009	$11.60	$31.73	16	$19.98	16
2008	$11.16	$14.38	14	$10.59	5

(1)
Average base rent per square foot is based on spaces occupied as of December 31 for each of the Centers and gives effect to the terms of each lease in effect, as of such date, including any concessions, abatements and other adjustments or allowances that have been granted to the tenants.

(2)
Centers under development and redevelopment are excluded from average base rents. The leases for The Shops at Atlas Park and Southridge Mall were excluded for the years ended 2012 and 2011. The leases for Santa Monica Place were excluded for the years ended December 31, 2010, 2009 and 2008. The leases for The Market at Estrella Falls were excluded for the years ended December 31, 2009 and 2008. The leases for Promenade at Casa Grande, SanTan Village Power Center and SanTan Village Regional Center were excluded for the year ended December 31, 2008.

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

	For Years ended December 31,
	2012	2011	2010	2009	2008
Consolidated Centers:
Minimum rents	8.1%	8.2%	8.6%	9.1%	8.9%
Percentage rents	0.4%	0.5%	0.4%	0.4%	0.4%
Expense recoveries(1)	4.2%	4.1%	4.4%	4.7%	4.4%

	12.7%	12.8%	13.4%	14.2%	13.7%

Unconsolidated Joint Venture Centers:
Minimum rents	8.9%	9.1%	9.1%	9.4%	8.2%
Percentage rents	0.4%	0.4%	0.4%	0.4%	0.4%
Expense recoveries(1)	3.9%	3.9%	4.0%	4.3%	3.9%

	13.2%	13.4%	13.5%	14.1%	12.5%

(1)
Represents real estate tax and common area maintenance charges.

  Lease Expirations

        The following tables show scheduled lease expirations for Centers owned as of December 31, 2012 for the next ten years, assuming that none of the tenants exercise renewal options:

Mall Stores and Freestanding Stores under 10,000 square feet:

Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Leases Expiring(1)	% of Total Leased GLA Represented by Expiring Leases(1)	Ending Base Rent per Square Foot of Expiring Leases(1)	% of Base Rent Represented by Expiring Leases(1)
Consolidated Centers:
2013	514	950,198	12.77%	$41.51	12.33%
2014	416	924,273	12.42%	$38.16	11.02%
2015	396	929,544	12.49%	$38.47	11.18%
2016	365	872,551	11.72%	$40.69	11.10%
2017	395	926,790	12.45%	$45.20	13.09%
2018	289	709,087	9.53%	$45.84	10.16%
2019	231	601,075	8.07%	$46.44	8.72%
2020	184	419,450	5.63%	$52.93	6.94%
2021	206	530,400	7.13%	$44.68	7.41%
2022	168	397,705	5.34%	$45.28	5.63%
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2013	259	258,991	11.92%	$52.68	10.81%
2014	219	264,107	12.16%	$56.23	11.76%
2015	237	285,904	13.16%	$60.03	13.59%
2016	194	233,804	10.76%	$56.51	10.47%
2017	176	239,321	11.02%	$52.37	9.93%
2018	156	203,043	9.35%	$60.71	9.76%
2019	122	136,176	6.27%	$69.03	7.45%
2020	126	164,100	7.55%	$63.90	8.31%
2021	131	175,098	8.06%	$57.64	7.99%
2022	97	114,768	5.28%	$62.45	5.68%

Big Boxes and Anchors:

Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Leases Expiring(1)	% of Total Leased GLA Represented by Expiring Leases(1)	Ending Base Rent per Square Foot of Expiring Leases(1)	% of Base Rent Represented by Expiring Leases(1)
Consolidated Centers:
2013	21	543,335	4.14%	$11.34	4.71%
2014	28	1,371,030	10.46%	$6.75	7.08%
2015	21	1,033,065	7.88%	$5.76	4.55%
2016	26	1,462,426	11.15%	$6.23	6.96%
2017	36	1,598,217	12.19%	$7.42	9.07%
2018	24	623,583	4.76%	$11.26	5.37%
2019	18	326,126	2.49%	$20.97	5.23%
2020	26	786,850	6.00%	$10.48	6.31%
2021	26	1,061,376	8.09%	$13.37	10.86%
2022	21	785,403	5.99%	$15.73	9.45%
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2013	12	151,399	3.92%	$22.93	6.94%
2014	18	305,099	7.90%	$15.44	9.42%
2015	26	620,988	16.08%	$10.06	12.48%
2016	16	279,061	7.23%	$10.99	6.13%
2017	11	210,065	5.44%	$14.15	5.94%
2018	15	366,333	9.49%	$7.34	5.38%
2019	10	198,423	5.14%	$19.66	7.80%
2020	17	726,084	18.80%	$12.32	17.88%
2021	10	125,804	3.26%	$19.49	4.90%
2022	6	63,137	1.63%	$26.30	3.32%

(1)
The ending base rent per square foot on leases expiring during the period represents the final year minimum rent, on a cash basis, for tenant leases expiring during the year. Currently, 63% of leases have provisions for future consumer price index increases that are not reflected in ending base rent. The leases for The Shops at Atlas Park and Southridge Mall were excluded as these properties are under redevelopment.

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

        Anchors accounted for approximately 8.5% of the Company's total rents for the year ended December 31, 2012.

        The following table identifies each Anchor, each parent company that owns multiple Anchors and the number of square feet owned or leased by each such Anchor or parent company in the Company's portfolio at December 31, 2012.

Name	Number of Anchor Stores	GLA Owned by Anchor	GLA Leased by Anchor	Total GLA Occupied by Anchor
Macy's Inc.
Macy's(1)	51	5,790,000	2,665,000	8,455,000
Bloomingdale's	2	—	358,000	358,000

Total	53	5,790,000	3,023,000	8,813,000
Sears Holdings Corporation
Sears	39	3,337,000	2,046,000	5,383,000
K-Mart	1	—	86,000	86,000

Total	40	3,337,000	2,132,000	5,469,000
jcpenney	36	1,948,000	3,040,000	4,988,000
Dillard's	21	3,246,000	258,000	3,504,000
Nordstrom	13	720,000	1,477,000	2,197,000
Target	9	728,000	453,000	1,181,000
Forever 21	9	155,000	717,000	872,000
The Bon-Ton Stores, Inc.
Younkers	3	—	317,000	317,000
Bon-Ton, The	1	—	71,000	71,000
Herberger's	2	188,000	53,000	241,000

Total	6	188,000	441,000	629,000
Kohl's	5	165,000	240,000	405,000
Home Depot	3	—	395,000	395,000
Costco	2	—	321,000	321,000
Lord & Taylor	3	121,000	199,000	320,000
Neiman Marcus	3	120,000	188,000	308,000
Boscov's	2	—	301,000	301,000
Burlington Coat Factory	3	187,000	75,000	262,000
Dick's Sporting Goods	3	—	257,000	257,000
Belk	3	—	201,000	201,000
Von Maur	2	187,000	—	187,000
Wal-Mart	1	165,000	—	165,000
La Curacao	1	—	165,000	165,000
Lowe's	1	—	114,000	114,000
Garden Ridge	1	—	110,000	110,000
Saks Fifth Avenue	1	—	92,000	92,000
Mercado de los Cielos	1	—	78,000	78,000
L.L. Bean	1	—	76,000	76,000
Best Buy	1	66,000	—	66,000
Barneys New York	1	—	60,000	60,000
Sports Authority	1	—	52,000	52,000
Bealls	1	—	40,000	40,000
Vacant Anchors(2)	5	—	622,000	622,000

Total	232	17,123,000	15,127,000	32,250,000
Anchors at Centers not owned by the Company(3):
Forever 21	4	—	316,000	316,000
Burlington Coat Factory	1	—	85,000	85,000
Kohl's	1	—	83,000	83,000
Cabela's	1	—	75,000	75,000
Vacant Anchors at centers not owned by Macerich(3)	4	—	301,000	301,000

Total	243	17,123,000	15,987,000	33,110,000

(1)
Macy's is scheduled to open a 103,000 square foot department store at Mall of Victor Valley in March 2013.

(2)
The Company is currently seeking replacement tenants and/or contemplating redevelopment opportunities for these vacant sites.

(3)
The Company owns a portfolio of 14 stores located at shopping centers not owned by the Company. Of these 14 stores, four have been leased to Forever 21, one has been leased to Kohl's, one has been leased to Burlington Coat Factory, one has been leased to Cabela's, three have been leased for non-Anchor usage and the remaining four locations are vacant. The Company is currently seeking replacement tenants for these vacant sites.

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

Insurance

        Each of the Centers has comprehensive liability, fire, extended coverage and rental loss insurance with insured limits customarily carried for similar properties. The Company does not insure certain types of losses (such as losses from wars) because they are either uninsurable or not economically insurable. In addition, while the Company or the relevant joint venture, as applicable, further carries specific earthquake insurance on the Centers located in California, the policies are subject to a deductible equal to 5% of the total insured value of each Center, a $100,000 per occurrence minimum and a combined annual aggregate loss limit of $150 million on these Centers. The Company or the relevant joint venture, as applicable, carries specific earthquake insurance on the Centers located in the Pacific Northwest and in the New Madrid seismic zone. However, the policies are subject to a deductible equal to 2% of the total insured value of each Center, a $50,000 per occurrence minimum and a combined annual aggregate loss limit of $200 million on these Centers. While the Company or the relevant joint venture also carries terrorism insurance on the Centers, the policies are subject to a

$50,000 deductible and a combined annual aggregate loss of $800 million. Each Center has environmental insurance covering eligible third-party losses, remediation and non-owned disposal sites, subject to a $100,000 deductible and a $20 million five-year aggregate limit. Some environmental losses are not covered by this insurance because they are uninsurable or not economically insurable. Furthermore, the Company carries title insurance on substantially all of the Centers for less than their full value.

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

Employees

        As of December 31, 2012, the Company had approximately 1,368 employees, of which approximately 1,077 were full-time. The Company believes that relations with its employees are good.

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

        Real property investments are subject to varying degrees of risk that may affect the ability of our Centers to generate sufficient revenues to meet operating and other expenses, including debt service, lease payments, capital expenditures and tenant improvements, and to make distributions to us and our stockholders. For purposes of this "Risk Factor" section, Centers wholly owned by us are referred to as "Wholly Owned Centers" and Centers that are partly but not wholly owned by us are referred to as "Joint Venture Centers." A number of factors may decrease the income generated by the Centers, including:

  •
  the national economic climate (including the impact of continued weakness in the U.S. economy);

  •
  the regional and local economy (which may be negatively impacted by rising unemployment, declining real estate values, increased foreclosures, higher taxes, plant closings, industry slowdowns, union activity, adverse weather conditions, natural disasters, terrorist activities, other acts of violence and other factors);

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

Weakness in the U.S. economy may materially and adversely affect our results of operations and financial condition.

        The U.S. economy has continued to experience weakness from the severe recession that began in 2007. Although the U.S. economy has improved, the rate of U.S. economic growth remains uncertain, high levels of unemployment persist and valuations for retail space have not fully recovered to pre-recession levels. If U.S. economic conditions remain weak or worsen, we may, as we did following the severe recession in 2007, experience downward pressure on the rental rates we are able to charge as leases signed prior to the recession expire, tenants may declare bankruptcy, announce store closings or fail to meet their lease obligations and occupancy rates may decline, any of which could adversely affect the value of our properties and our financial condition and results of operations.

A significant percentage of our Centers are geographically concentrated and, as a result, are sensitive to local economic and real estate conditions.

        A significant percentage of our Centers are located in California and Arizona, and ten Centers in the aggregate are located in New York, New Jersey and Connecticut. Many of these states have been more adversely affected by weak economic and real estate conditions than have other states. To the extent that weak economic or real estate conditions, including as a result of the factors described in the preceding risk factors, or other factors continue to affect or affect California, Arizona, New York, New Jersey or Connecticut (or their respective regions) more severely than other areas of the country, our financial performance could be negatively impacted.

We are in a competitive business.

        There are numerous owners and developers of real estate that compete with us in our trade areas. There are eight other publicly traded mall companies in the United States and several large private mall companies, any of which under certain circumstances could compete against us for an acquisition of an Anchor or a tenant. In addition, other REITs, private real estate companies, and financial buyers compete with us in terms of acquisitions. This results in competition both for the acquisition of properties or centers and for tenants or Anchors to occupy space. Competition for property acquisitions may result in increased purchase prices and may adversely affect our ability to make suitable property acquisitions on favorable terms. The existence of competing shopping centers could have a material adverse impact on our ability to lease space and on the level of rents that can be achieved. There is also increasing competition from other retail formats and technologies, such as lifestyle centers, power centers, Internet shopping, home shopping networks, outlet centers and discount shopping clubs that could adversely affect our revenues.

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

        Our financial condition and results of operations could be adversely affected if a downturn in the business of, or the bankruptcy or insolvency of, an Anchor or other significant tenant leads them to close retail stores or terminate their leases after seeking protection under the bankruptcy laws from their creditors, including us as lessor. In recent years a number of companies in the retail industry, including some of our tenants, have declared bankruptcy or have gone out of business. We may be unable to re-let stores vacated as a result of voluntary closures or the bankruptcy of a tenant. Furthermore, if the store sales of retailers operating at our Centers decline significantly due to adverse economic conditions or for any other reason, tenants might be unable to pay their minimum rents or expense recovery charges. In the event of a default by a lessee, the affected Center may experience delays and costs in enforcing its rights as lessor.

        In addition, Anchors and/or tenants at one or more Centers might terminate their leases as a result of mergers, acquisitions, consolidations or dispositions in the retail industry. The sale of an Anchor or store to a less desirable retailer may reduce occupancy levels, customer traffic and rental income. If U.S. economic conditions remain weak or worsen, there is also an increased risk that Anchors or other significant tenants will sell stores operating in our Centers or consolidate duplicate or geographically overlapping store locations. Store closures by an Anchor and/or a significant number of tenants may allow other Anchors and/or certain other tenants to terminate their leases, receive reduced rent and/or cease operating their stores at the Center or otherwise adversely affect occupancy at the Center.

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

        Our business strategy also includes the selective development and construction of retail properties. Any development, redevelopment and construction activities that we may undertake will be subject to the risks of real estate development, including lack of financing, construction delays, environmental requirements, budget overruns, sunk costs and lease-up. Furthermore, occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable. Real estate development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, and occupancy and other required governmental permits and authorizations. If any of the above events occurs, our ability to pay dividends to our stockholders and service our indebtedness could be adversely affected.

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

        Some of our Centers are located in areas that are subject to natural disasters, including our Centers in California or in other areas with higher risk of earthquakes, our Centers in flood plains or in areas that may be adversely affected by tornados, as well as our Centers in coastal regions that may be adversely affected by increases in sea levels or in the frequency or severity of hurricanes, tropical storms or other severe weather conditions. The occurrence of natural disasters can delay redevelopment or development projects, increase investment costs to repair or replace damaged properties, increase future property insurance costs and negatively impact the tenant demand for lease space. If insurance is unavailable to us or is unavailable on acceptable terms, or our insurance is not adequate to cover losses from these events, our financial condition and results of operations could be adversely affected.

Uninsured losses could adversely affect our financial condition.

        Each of our Centers has comprehensive liability, fire, extended coverage and rental loss insurance with insured limits customarily carried for similar properties. We do not insure certain types of losses (such as losses from wars), because they are either uninsurable or not economically insurable. In addition, while we or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in California, the policies are subject to a deductible equal to 5% of the total insured value of each Center, a $100,000 per occurrence minimum and a combined annual aggregate loss limit of $150 million on these Centers. We or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in the Pacific Northwest and in the New Madrid Seismic Zone. However, the policies are subject to a deductible equal to 2% of the total insured value of each Center, a $50,000 per occurrence minimum and a combined annual aggregate loss limit of $200 million on these Centers. While we or the relevant joint venture also carries terrorism insurance on the Centers, the policies are subject to a $50,000 deductible and a combined annual aggregate loss of $800 million. Each Center has environmental insurance covering eligible third-party losses, remediation and non-owned disposal sites, subject to a $100,000 deductible and a $20 million five-year aggregate limit. Some environmental losses are not covered by this insurance because they are uninsurable or not economically insurable. Furthermore, we carry title insurance on all of the Centers for generally less than their full value.

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

        Our total outstanding loan indebtedness at December 31, 2012 was $6.9 billion (which includes $800.0 million of unsecured debt and $1.6 billion of our pro rata share of unconsolidated joint venture debt). Approximately $498.0 million of such indebtedness (at our pro rata share) matures in 2013, after giving effect to refinancing transactions and loan commitments that occurred after December 31, 2012. As a result of this substantial indebtedness, we are required to use a material portion of our cash flow to service principal and interest on our debt, which limits the amount of cash available for other business opportunities. We are also subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet required debt service and that rising interest rates could adversely affect our debt service costs. In addition, our use of interest rate hedging arrangements may expose us to additional risks, including that the counterparty to the arrangement may fail to honor its obligations and that termination of these arrangements typically involves costs such as transaction fees or breakage costs. Furthermore, most of our Centers are mortgaged to secure payment of indebtedness, and if income from the Center is insufficient to pay that indebtedness, the Center could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value. Certain Centers also have debt that could become recourse debt to us if the Center is unable to discharge such debt obligation and, in certain circumstances, we may incur liability with respect to such debt greater than our legal ownership.

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

        We depend primarily on external financings, principally debt financings and, in more limited circumstances, equity financings, to fund the growth of our business and to ensure that we can meet ongoing maturities of our outstanding debt. Our access to financing depends on the willingness of banks, lenders and other institutions to lend to us based on their underwriting criteria which can fluctuate with market conditions and on conditions in the capital markets in general. The credit markets experienced a severe dislocation during 2008 and 2009, which, for certain periods of time, resulted in the near unavailability of debt financing for even the most creditworthy borrowers. Although the credit markets have recovered from this severe dislocation, there are a number of continuing effects, including a weakening of many traditional sources of debt financing and changes in underwriting standards and terms. Following the severe recession that began in 2007, the capital markets also experienced significant volatility and disruption. While the capital markets have improved, additional levels of market disruption and volatility could materially adversely impact our ability to access the capital markets for equity financings. There are no assurances that we will continue to be able to obtain the financing we need for future growth or to meet our debt service as obligations mature, or that the financing will be available to us on acceptable terms, or at all. Any debt refinancing could also impose more restrictive terms.

        In addition, the federal government's failure to increase the amount of debt that it is statutorily permitted to incur as needed to meet its future financial commitments or a downgrade in the debt rating on U.S. government securities could lead to a weakened U.S. dollar, rising interest rates and constrained access to capital, which could materially adversely affect the U.S. and global economies, increase our costs of borrowing and materially adversely affect our results of operations and financial condition.

RISKS RELATED TO OUR ORGANIZATIONAL STRUCTURE

Certain individuals have substantial influence over the management of both us and the Operating Partnership, which may create conflicts of interest.

        Under the limited partnership agreement of the Operating Partnership, we, as the sole general partner, are responsible for the management of the Operating Partnership's business and affairs. Three of the principals of the Operating Partnership serve as our executive officers and as members of our board of directors. Accordingly, these principals have substantial influence over our management and the management of the Operating Partnership. As a result, certain decisions concerning our operations or other matters affecting us may present conflicts of interest for these individuals.

Outside partners in Joint Venture Centers result in additional risks to our stockholders.

        We own partial interests in property partnerships that own 27 Joint Venture Centers as well as several development sites. We may acquire partial interests in additional properties through joint venture arrangements. Investments in Joint Venture Centers involve risks different from those of investments in Wholly Owned Centers.

        We have fiduciary responsibilities to our partners that could affect decisions concerning the Joint Venture Centers. Third parties in certain Joint Venture Centers (notwithstanding our majority legal ownership) share control of major decisions relating to the Joint Venture Centers, including decisions with respect to sales, refinancings and the timing and amount of additional capital contributions, as well as decisions that could have an adverse impact on us.

        In addition, we may lose our management and other rights relating to the Joint Venture Centers if:

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

        Furthermore, certain Joint Venture Centers have debt that could become recourse debt to us if the Joint Venture Center is unable to discharge such debt obligation and, in certain circumstances, we may incur liability with respect to such debt greater than our legal ownership.

        Our legal ownership interest in a joint venture vehicle may, at times, not equal our economic interest in the entity because of various provisions in certain joint venture agreements regarding distributions of cash flow based on capital account balances, allocations of profits and losses and payments of preferred returns. As a result, our actual economic interest (as distinct from our legal ownership interest) in certain of the Joint Venture Centers could fluctuate from time to time and may not wholly align with our legal ownership interests. Substantially all of our joint venture agreements contain rights of first refusal, buy-sell provisions, exit rights, default dilution remedies and/or other break up provisions or remedies which are customary in real estate joint venture agreements and which may, positively or negatively, affect the ultimate realization of cash flow and/or capital or liquidation proceeds.

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

Tax legislative or regulatory action could adversely affect us or our investors.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        The following table sets forth certain information regarding the Centers and other locations that are wholly owned or partly owned by the Company.

Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors(3)	Company Owned Anchors(3)	Sales PSF(4)
CONSOLIDATED CENTERS:
100%	Arrowhead Towne Center(5) Glendale, Arizona	1993/2002	2004	1,196,000	388,000	98.1%	Dillard's jcpenney Macy's Sears	Dick's Sporting Goods Forever 21	$635
100%	Capitola Mall(6) Capitola, California	1977/1995	1988	586,000	196,000	84.8%	Macy's Sears Target	Kohl's	327
50.1%	Chandler Fashion Center Chandler, Arizona	2001/2002	—	1,323,000	638,000	96.7%	Dillard's Macy's Nordstrom Sears	—	564
100%	Chesterfield Towne Center Richmond, Virginia	1975/1994	2000	1,016,000	473,000	91.9%	—	Garden Ridge jcpenney Macy's Sears	361
100%	Danbury Fair Mall Danbury, Connecticut	1986/2005	2010	1,289,000	583,000	96.9%	jcpenney Macy's Sears	Forever 21 Lord & Taylor	623
100%	Deptford Mall Deptford, New Jersey	1975/2006	1990	1,040,000	344,000	99.3%	jcpenney Macy's Sears	Boscov's	497
100%	Desert Sky Mall Phoenix, Arizona	1981/2002	2007	890,000	280,000	96.2%	Burlington Coat Factory Dillard's Sears	La Curacao Mercado de los Cielos	263
100%	Eastland Mall(6) Evansville, Indiana	1978/1998	1996	1,042,000	552,000	99.5%	Dillard's Macy's	jcpenney	401
100%	Fashion Outlets of Niagara Falls USA Niagara Falls, New York	1982/2011	2009	530,000	530,000	94.5%	—	—	571
100%	Fiesta Mall Mesa, Arizona	1979/2004	2009	933,000	414,000	86.1%	Dillard's Macy's Sears	—	235
100%	Flagstaff Mall Flagstaff, Arizona	1979/2002	2007	347,000	143,000	89.7%	Dillard's Sears	jcpenney	296
100%	FlatIron Crossing(7) Broomfield, Colorado	2000/2002	2009	1,443,000	799,000	89.4%	Dillard's Macy's Nordstrom	Dick's Sporting Goods	548
50.1%	Freehold Raceway Mall Freehold, New Jersey	1990/2005	2007	1,675,000	877,000	95.1%	jcpenney Lord & Taylor Macy's Nordstrom Sears	—	623
100%	Fresno Fashion Fair Fresno, California	1970/1996	2006	962,000	401,000	97.0%	Macy's Women's & Home	Forever 21 jcpenney Macy's Men's & Children's	630
100%	Great Northern Mall(8) Clay, New York	1988/2005	—	894,000	564,000	93.3%	Macy's Sears	—	263
100%	Green Tree Mall Clarksville, Indiana	1968/1975	2005	793,000	288,000	91.2%	Dillard's	Burlington Coat Factory jcpenney Sears	400
100%	Kings Plaza Shopping Center(6)(9) Brooklyn, New York	1971/2012	2002	1,198,000	469,000	95.5%	Macy's	Lowe's Sears	680
100%	La Cumbre Plaza(6) Santa Barbara, California	1967/2004	1989	494,000	177,000	79.7%	Macy's	Sears	391
100%	Lake Square Mall Leesburg, Florida	1980/1998	1995	559,000	263,000	86.4%	Target	Belk jcpenney Sears	232
100%	Northgate Mall San Rafael, California	1964/1986	2010	721,000	251,000	95.9%	—	Kohl's Macy's Sears	387

Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors(3)	Company Owned Anchors(3)	Sales PSF(4)
100%	NorthPark Mall Davenport, Iowa	1973/1998	2001	1,071,000	421,000	89.0%	Dillard's jcpenney Sears Von Maur	Younkers	$310
100%	Northridge Mall Salinas, California	1972/2003	1994	890,000	353,000	97.2%	Macy's Sears	Forever 21 jcpenney	342
100%	Oaks, The Thousand Oaks, California	1978/2002	2009	1,136,000	578,000	94.4%	jcpenney Macy's Macy's Men's & Home	Nordstrom	505
100%	Pacific View Ventura, California	1965/1996	2001	1,017,000	368,000	96.9%	jcpenney Sears Target	Macy's	419
100%	Paradise Valley Mall Phoenix, Arizona	1979/2002	2009	1,146,000	366,000	88.2%	Dillard's jcpenney Macy's	Costco Sears	287
100%	Rimrock Mall Billings, Montana	1978/1996	1999	603,000	295,000	92.0%	Dillard's Dillard's Men's	Herberger's jcpenney	424
100%	Rotterdam Square Schenectady, New York	1980/2005	1990	585,000	275,000	86.1%	Macy's	K-Mart Sears	232
100%	Salisbury, Centre at Salisbury, Maryland	1990/1995	2005	862,000	364,000	96.3%	Macy's	Boscov's jcpenney Sears	311
100%	Santa Monica Place Santa Monica, California	1980/1999	2010	471,000	248,000	94.3%	—	Bloomingdale's Nordstrom	723
84.9%	SanTan Village Regional Center Gilbert, Arizona	2007/—	2009	991,000	653,000	96.4%	Dillard's Macy's	—	477
100%	Somersville Towne Center Antioch, California	1966/1986	2004	349,000	176,000	84.7%	Sears	Macy's	287
100%	SouthPark Mall Moline, Illinois	1974/1998	1990	1,010,000	435,000	86.9%	Dillard's Von Maur	jcpenney Sears Younkers	248
100%	South Plains Mall Lubbock, Texas	1972/1998	1995	1,131,000	471,000	90.2%	Sears	Bealls Dillard's (two) jcpenney	469
100%	South Towne Center Sandy, Utah	1987/1997	1997	1,276,000	499,000	88.7%	Dillard's	Forever 21 jcpenney Macy's Target	374
100%	Towne Mall Elizabethtown, Kentucky	1985/2005	1989	352,000	181,000	88.4%	—	Belk jcpenney Sears	320
100%	Tucson La Encantada Tucson, Arizona	2002/2002	2005	242,000	242,000	90.3%	—	—	673
100%	Twenty Ninth Street(6) Boulder, Colorado	1963/1979	2007	841,000	550,000	95.8%	Macy's	Home Depot	588
100%	Valley Mall Harrisonburg, Virginia	1978/1998	1992	504,000	231,000	94.0%	Target	Belk jcpenney	266
100%	Valley River Center(8) Eugene, Oregon	1969/2006	2007	899,000	323,000	95.6%	Macy's	jcpenney Sports Authority	496
100%	Victor Valley, Mall of Victorville, California	1986/2004	2012	494,000	253,000	93.7%	Macy's(10)	jcpenney Sears	460
100%	Vintage Faire Mall Modesto, California	1977/1996	2008	1,127,000	427,000	99.1%	Forever 21 Macy's Women's & Children's Sears	jcpenney Macy's Men's & Home	578
100%	Westside Pavilion Los Angeles, California	1985/1998	2007	754,000	396,000	95.8%	Macy's	Nordstrom	362
100%	Wilton Mall Saratoga Springs, New York	1990/2005	1998	736,000	501,000	95.7%	jcpenney	Bon-Ton, The Sears	313

	Total Consolidated Centers			37,418,000	17,236,000	93.4%			$463

UNCONSOLIDATED JOINT VENTURE CENTERS (VARIOUS PARTNERS):
50%	Biltmore Fashion Park Phoenix, Arizona	1963/2003	2006	529,000	224,000	87.6%	—	Macy's Saks Fifth Avenue	$903
50%	Broadway Plaza(6) Walnut Creek, California	1951/1985	1994	775,000	213,000	97.6%	Macy's Women's, Children's & Home	Macy's Men's & Juniors Neiman Marcus Nordstrom	$657

Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors(3)	Company Owned Anchors(3)	Sales PSF(4)
51%	Cascade Mall(11) Burlington, Washington	1989/1999	1998	595,000	270,000	92.8%	Target	jcpenney Macy's Macy's Men's, Children's & Home Sears	299
50.1%	Corte Madera, Village at Corte Madera, California	1985/1998	2005	440,000	222,000	98.3%	Macy's Nordstrom	—	882
50%	Inland Center(6)(8) San Bernardino, California	1966/2004	2004	933,000	205,000	94.3%	Macy's Sears	Forever 21	399
50%	Kierland Commons Scottsdale, Arizona	1999/2005	2003	433,000	433,000	95.1%	—	—	641
51%	Kitsap Mall(11) Silverdale, Washington	1985/1999	1997	846,000	386,000	92.4%	Kohl's Sears	jcpenney Macy's	383
51%	Lakewood Center(11) Lakewood, California	1953/1975	2008	2,079,000	1,014,000	93.7%	—	Costco Forever 21 Home Depot jcpenney Macy's Target	412
51%	Los Cerritos Center(8)(11) Cerritos, California	1971/1999	2010	1,305,000	511,000	97.2%	Macy's Nordstrom Sears	Forever 21	682
50%	North Bridge, The Shops at(6) Chicago, Illinois	1998/2008	—	682,000	422,000	90.1%	—	Nordstrom	805
51%	Queens Center(6) Queens, New York	1973/1995	2004	967,000	411,000	97.3%	jcpenney Macy's	—	1,004
50%	Ridgmar Mall Fort Worth, Texas	1976/2005	2000	1,273,000	399,000	84.6%	Dillard's jcpenney Macy's Neiman Marcus Sears	—	332
50%	Scottsdale Fashion Square Scottsdale, Arizona	1961/2002	2009	1,807,000	837,000	95.1%	Dillard's	Barneys New York Macy's Neiman Marcus Nordstrom	603
51%	Stonewood Center(6)(11) Downey, California	1953/1997	1991	928,000	355,000	99.4%	—	jcpenney Kohl's Macy's Sears	500
66.7%	Superstition Springs Center(6) Mesa, Arizona	1990/2002	2002	1,207,000	444,000	92.3%	Best Buy Burlington Coat Factory Dillard's jcpenney Macy's Sears	—	334
50%	Tysons Corner Center(6) McLean, Virginia	1968/2005	2005	1,991,000	1,103,000	97.5%	—	Bloomingdale's L.L. Bean Lord & Taylor Macy's Nordstrom	820
51%	Washington Square(11) Portland, Oregon	1974/1999	2005	1,454,000	519,000	93.3%	Macy's Sears	Dick's Sporting Goods jcpenney Nordstrom	909
19%	West Acres Fargo, North Dakota	1972/1986	2001	977,000	424,000	97.1%	Herberger's Macy's	jcpenney Sears	535

	Total Unconsolidated Joint Ventures			19,221,000	8,392,000	94.5%			$629

	Total Regional Shopping Centers			56,639,000	25,628,000	93.8%			$517

COMMUNITY / POWER CENTERS
50%	Boulevard Shops(12) Chandler, Arizona	2001/2002	2004	185,000	185,000	99.2%	—	—	$429
73.2%	Camelback Colonnade(8)(12) Phoenix, Arizona	1961/2002	1994	621,000	541,000	97.7%	—	—	351
39.7%	Estrella Falls, The Market at(12) Goodyear, Arizona	2009/—	2009	238,000	238,000	95.5%	—	—	(14)
100%	Flagstaff Mall, The Marketplace at(6)(13) Flagstaff, Arizona	2007/—	—	268,000	147,000	100.0%	—	Home Depot	(14)

Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors(3)	Company Owned Anchors(3)	Sales PSF(4)
100%	Panorama Mall(13) Panorama, California	1955/1979	2005	313,000	148,000	92.8%	Wal-Mart	—	$349
51.3%	Promenade at Casa Grande(13) Casa Grande, Arizona	2007/—	2009	934,000	496,000	95.9%	Dillard's jcpenney Kohl's Target	—	193
51%	Redmond Town Center(6)(11)(12) Redmond, Washington	1997/1999	2004	695,000	585,000	89.2%	—	Macy's	361

	Total Community / Power Centers			3,254,000	2,340,000	94.9%			$335

	Total before Centers under redevelopment and other assets			59,893,000	27,968,000	93.9%

COMMUNITY / POWER CENTERS UNDER REDEVELOPMENT:
50%	Atlas Park, The Shops at(12) Queens, New York	2006/2011	—	377,000	377,000	(16)	—	—	(16)
100%	Southridge Mall(13) Des Moines, Iowa	1975/1998	1998	741,000	416,000	(16)	—	Sears Target Younkers	(16)

	Total Community / Power Centers under redevelopment			1,118,000	793,000

OTHER ASSETS:
100%	Various(13)(15)			1,078,000	218,000	100.0%	—	Burlington Coat Factory Cabela's Forever 21 Kohl's
100%	500 North Michigan Avenue(13) Chicago, Illinois	1997/1999	2004	327,000	327,000	73.2%	—	—
100%	Paradise Village Ground Leases(13) Phoenix, Arizona			58,000	58,000	65.6%	—	—
100%	Paradise Village Office Park II(13) Phoenix, Arizona			46,000	46,000	88.7%	—	—
51%	Redmond Town Center-Office(11)(12) Redmond, Washington			582,000	582,000	99.1%	—	—
50%	Scottsdale Fashion Square-Office(12) Scottsdale, Arizona			123,000	123,000	83.1%	—	—
50%	Tysons Corner Center-Office(12) McLean, Virginia			163,000	163,000	76.6%	—	—
30%	Wilshire Boulevard(12) Santa Monica, California			40,000	40,000	100.0%

	Total Other Assets			2,417,000	1,557,000

	Grand Total at December 31, 2012			63,428,000	30,318,000

2013 ACQUISITION CENTER:
100%	Green Acres Mall(6)(17) Valley Stream, New York	1956/2013	2007	1,800,000	1,050,000	—	—	BJ's Wholesale Club jcpenney Kohl's Macy's Macy's Men's/ Furniture Gallery Sears Wal-Mart	$535

	Grand Total			65,228,000	31,368,000

(1)
The Company's ownership interest in this table reflects its legal ownership interest. Legal ownership may, at times, not equal the Company's economic interest in the listed properties because of various provisions in certain joint venture agreements regarding distributions of cash flow based on capital account balances, allocations of profits and losses and payments of preferred returns. As a result, the Company's actual economic interest (as distinct from its legal ownership interest) in certain of the properties could fluctuate from time to time and may not wholly align with its legal ownership interests. Substantially all of the Company's joint venture agreements contain rights of first refusal, buy-sell provisions, exit rights, default dilution remedies and/or other break up provisions or remedies which are customary in real estate joint venture agreements and which may, positively or negatively, affect the ultimate realization of cash flow and/or capital or liquidation proceeds. See "Item 1A.—Risks Related to Our Organizational Structure—Outside partners in Joint Venture Centers result in additional risks to our stockholders."

(2)
With respect to 56 Centers, the underlying land controlled by the Company is owned in fee entirely by the Company, or, in the case of Joint Venture Centers, by the joint venture property partnership or limited liability company. With respect to the remaining 14 Centers, the underlying land controlled by the Company is owned by third parties and leased to the Company, the property partnership or the limited liability company pursuant to long-term ground leases. Under the terms of a typical ground lease, the Company, the property partnership or the limited liability company has an option or right of first refusal to purchase the land. The termination dates of the ground leases range from 2013 to 2132.

(3)
Total GLA includes GLA attributable to Anchors (whether owned or non-owned) and Mall and Freestanding Stores as of December 31, 2012. "Non-owned Anchors" is space not owned by the Company (or, in the case of Joint Venture Centers, by the joint venture property partnership or limited liability company) which is occupied by Anchor tenants. "Company owned Anchors" is space owned (or leased) by the Company (or, in the case of Joint Venture Centers, by the joint venture property partnership or limited liability company) and leased (or subleased) to Anchor tenants.

(4)
Sales per square foot are based on reports by retailers leasing Mall Stores and Freestanding Stores for the trailing 12 months for tenants which have occupied such stores for a minimum of 12 months. Sales per square foot are also based on tenants 10,000 square feet and under for Regional Shopping Centers.

(5)
On October 26, 2012, the Company acquired the remaining 33.3% ownership interest in Arrowhead Towne Center resulting in 100% ownership.

(6)
Portions of the land on which the Center is situated are subject to one or more long-term ground leases.

(7)
On October 3, 2012, the Company acquired the 75% ownership interest in FlatIron Crossing resulting in 100% ownership.

(8)
These Centers have a vacant Anchor location. The Company is seeking various replacement tenants and/or contemplating redevelopment opportunities for these vacant sites.

(9)
The Company acquired Kings Plaza Shopping Center on November 28, 2012.

(10)
Macy's is scheduled to open a 103,000 square foot store at Mall of Victor Valley in March 2013. The Forever 21 at Mall of Victor Valley closed in January 2012.

(11)
These properties are part of Pacific Premier Retail LP, an unconsolidated joint venture.

(12)
Included in Unconsolidated Joint Venture Centers.

(13)
Included in Consolidated Centers.

(14)
These Centers have no tenants under 10,000 square feet and therefore sales per square foot is not applicable.

(15)
The Company owns a portfolio of 14 stores located at shopping centers not owned by the Company. Of these 14 stores, four have been leased to Forever 21, one has been leased to Kohl's, one has been leased to Burlington Coat Factory, one has been leased to Cabela's, three have been leased for non-Anchor usage and the remaining four locations are vacant. The Company is currently seeking replacement tenants for these vacant sites. With respect to nine of the 14 stores, the underlying land is owned in fee entirely by the Company. With respect to the remaining five stores, the underlying land is owned by third parties and leased to the Company pursuant to long-term building or ground leases. Under the terms of a typical building or ground lease, the Company pays rent for the use of the building or land and is generally responsible for all costs and expenses associated with the building and improvements. In some cases, the Company has an option or right of first refusal to purchase the land. The termination dates of the ground leases range from 2018 to 2027.

(16)
Tenant spaces have been intentionally held off the market and remain vacant because of redevelopment plans. As a result, the Company believes the percentage of mall and freestanding GLA leased and the sales per square foot at these redevelopment properties is not meaningful data.

(17)
On January 24, 2013, the Company acquired Green Acres Mall, a 1.8 million square foot super regional mall. Including Green Acres Mall, the Company owned or had an ownership interest in 62 regional shopping centers and nine community/power centers aggregating approximately 65 million square feet of GLA.

Mortgage Debt

        The following table sets forth certain information regarding the mortgages encumbering the Centers, including those Centers in which the Company has less than a 100% interest. The information set forth below is as of December 31, 2012 (dollars in thousands in table and footnotes):

Property Pledged as Collateral	Fixed or Floating	Carrying Amount(1)	Effective Interest Rate(2)	Annual Debt Service(3)	Maturity Date(4)	Balance Due on Maturity	Earliest Date Notes Can Be Defeased or Be Prepaid
Consolidated Centers:
Arrowhead Towne Center(5)	Fixed	$243,176	2.76%	$13,572	10/5/18	$199,487	Any Time
Chandler Fashion Center(6)(7)	Fixed	200,000	3.77%	7,500	7/1/19	200,000	7/1/15
Chesterfield Towne Center(8)	Fixed	110,000	4.80%	6,876	10/1/22	92,380	10/13/14
Danbury Fair Mall(9)	Fixed	239,646	5.53%	18,456	10/1/20	188,854	Any Time
Deptford Mall(10)	Fixed	205,000	3.76%	11,376	4/3/23	160,294	12/5/15
Deptford Mall	Fixed	14,800	6.46%	1,212	6/1/16	13,877	Any Time
Eastland Mall	Fixed	168,000	5.79%	9,732	6/1/16	168,000	Any Time
Fashion Outlets of Chicago(11)	Floating	9,165	3.00%	264	3/5/17	9,165	Any Time
Fashion Outlets of Niagara Falls USA	Fixed	126,584	4.89%	8,724	10/6/20	103,810	Any Time
Fiesta Mall	Fixed	84,000	4.98%	4,092	1/1/15	84,000	Any Time
Flagstaff Mall	Fixed	37,000	5.03%	1,812	11/1/15	37,000	Any Time
FlatIron Crossing(12)	Fixed	173,561	1.96%	13,224	12/1/13	164,187	Any Time
Freehold Raceway Mall(6)	Fixed	232,900	4.20%	9,660	1/1/18	216,258	1/1/2014
Fresno Fashion Fair(9)	Fixed	161,203	6.76%	13,248	8/1/15	154,596	Any Time
Great Northern Mall	Fixed	36,395	5.19%	2,808	12/1/13	35,566	Any Time
Kings Plaza Shopping Center(13)	Fixed	354,000	3.67%	26,748	12/3/19	427,423	2/25/15
Northgate Mall(14)	Floating	64,000	3.09%	1,584	3/1/17	64,000	Any Time
Oaks, The(15)	Fixed	218,119	4.14%	12,768	6/5/22	174,311	Any Time
Pacific View(16)	Fixed	138,367	4.08%	8,016	4/1/22	110,597	4/12/17
Paradise Valley Mall(17)	Floating	81,000	6.30%	7,500	8/31/14	76,000	Any Time
Promenade at Casa Grande(18)	Floating	73,700	5.21%	3,360	12/30/13	73,700	Any Time
Salisbury, Centre at	Fixed	115,000	5.83%	6,660	5/1/16	115,000	Any Time
Santa Monica Place(19)	Fixed	240,000	2.99%	12,048	1/3/18	214,118	12/28/15
SanTan Village Regional Center(20)	Floating	138,087	2.61%	3,192	6/13/13	138,087	Any Time
South Plains Mall	Fixed	101,340	6.57%	7,776	4/11/15	97,824	Any Time
South Towne Center	Fixed	85,247	6.39%	6,648	11/5/15	81,162	Any Time
Towne Mall(21)	Fixed	23,369	4.48%	1,404	11/1/22	18,886	12/19/14
Tucson La Encantada(22)(23)	Fixed	74,185	4.23%	4,416	3/1/22	59,788	Any Time
Twenty Ninth Street(24)	Floating	107,000	3.04%	3,024	1/18/16	102,776	Any Time
Valley Mall	Fixed	42,891	5.85%	3,360	6/1/16	40,169	Any Time
Valley River Center	Fixed	120,000	5.59%	6,696	2/1/16	120,000	Any Time
Victor Valley, Mall of(25)	Floating	90,000	2.12%	1,644	11/6/14	90,000	Any Time
Vintage Faire Mall(26)	Floating	135,000	3.51%	4,224	4/27/15	130,252	Any Time
Westside Pavilion(27)	Fixed	154,608	4.49%	9,396	10/1/22	125,489	9/28/14
Wilton Mall(28)	Floating	40,000	1.22%	384	8/1/13	40,000	Any Time

		$4,437,343

Property Pledged as Collateral	Fixed or Floating	Carrying Amount(1)	Effective Interest Rate(2)	Annual Debt Service(3)	Maturity Date(4)	Balance Due on Maturity	Earliest Date Notes Can Be Defeased or Be Prepaid
Unconsolidated Joint Venture Centers (at the Company's Pro Rata Share):
Biltmore Fashion Park(50.0%)	Fixed	$29,259	8.25%	$2,642	10/1/14	$28,758	Any Time
Boulevard Shops(50.0%)(29)	Floating	10,327	3.26%	487	12/16/13	10,122	Any Time
Broadway Plaza(50.0%)(23)	Fixed	70,661	6.12%	5,460	8/15/15	67,443	Any Time
Camelback Colonnade(73.2%)	Fixed	35,250	4.82%	1,606	10/12/15	35,250	10/12/2013
Corte Madera, The Village at(50.1%)	Fixed	38,776	7.27%	3,265	11/1/16	36,696	Any Time
Estrella Falls, The Market at(39.7%)(30)	Floating	13,305	3.17%	394	6/1/15	13,305	Any Time
Inland Center(50.0%)(31)	Floating	25,000	3.46%	804	4/1/16	25,000	Any Time
Kierland Commons(50.0%)(32)	Fixed	35,072	5.74%	2,838	1/2/13	35,072	Any Time
Lakewood Center(51.0%)	Fixed	127,500	5.43%	6,899	6/1/15	127,500	Any Time
Los Cerritos Center(51.0%)(9)	Fixed	99,774	4.50%	6,173	7/1/18	89,057	Any Time
North Bridge, The Shops at(50.0%)(23)	Fixed	98,860	7.52%	8,601	6/15/16	94,258	Any Time
Pacific Premier Retail LP(51.0%)(33)	Floating	58,650	4.98%	2,175	11/3/13	58,650	Any Time
Queens Center(51.0%)(34)	Fixed	306,000	3.65%	10,670	1/1/25	306,000	1/29/15
Ridgmar Mall(50.0%)(35)	Floating	26,000	2.96%	692	4/11/17	24,800	Any Time
Scottsdale Fashion Square(50.0%)(36)	Fixed	275,000	5.66%	15,565	7/8/13	275,000	Any Time
Stonewood Center(51.0%)	Fixed	55,541	4.67%	3,918	11/1/17	48,180	11/02/2013
Superstition Springs Center(66.7%)(37)	Floating	45,000	2.82%	1,131	10/28/16	45,000	Any Time
Tyson's Corner Center(50.0%)	Fixed	151,453	4.78%	11,232	2/17/14	147,007	Any Time
Washington Square(51.0%)	Fixed	120,794	6.04%	9,173	1/1/16	114,482	Any Time
West Acres(19.0%)	Fixed	11,671	6.41%	1,069	10/1/16	10,315	Any Time
Wilshire Boulevard(30.0%)	Fixed	1,691	6.35%	153	1/1/33	—	Any Time

		$1,635,584

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

The debt premiums (discounts) as of December 31, 2012 consisted of the following:

  Consolidated Centers

Property Pledged as Collateral
Arrowhead Towne Center	$17,716
Deptford Mall	(19)
Fashion Outlets of Niagara Falls USA	7,270
FlatIron Crossing	5,232
Great Northern Mall	(28)
Valley Mall	(307)

$29,864

  Unconsolidated Joint Venture Centers (at the Company's Pro Rata Share)

Property Pledged as Collateral
Tysons Corner Center	$712
Wilshire Boulevard	(105)

$607

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

(5)
On October 26, 2012, the Company purchased the remaining 33.3% interest in Arrowhead Towne Center that it did not own (See "Item 1. Business—Recent Developments—Acquisitions and Dispositions"). In connection with this acquisition, the Company assumed the loan on the property with a fair value of $244,403 that bears interest at an effective rate of 2.76% and matures on October 5, 2018.

(6)
A 49.9% interest in the loan has been assumed by a third party in connection with a co-venture arrangement.

(7)
On June 29, 2012, the Company replaced the existing loan on the property with a new $200,000 loan that bears interest at an effective rate of 3.77% and matures on July 1, 2019.

(8)
On September 17, 2012, the Company placed a $110,000 loan on the property that bears interest at an effective rate of 4.80% and matures on October 1, 2022.

(9)
Northwestern Mutual Life ("NML") is the lender of 50% of the loan. NML is considered a related party as it is a joint venture partner with the Company in Broadway Plaza.

(10)
On December 5, 2012, the Company replaced the existing loan on the property with a new $205,000 loan that bears interest at an effective interest rate of 3.76% and matures on April 3, 2023.

(11)
On March 2, 2012, the joint venture placed a new construction loan on the property that allows for borrowings up to $140,000, bears interest at LIBOR plus 2.50% and matures on March 5, 2017.

(12)
On October 3, 2012, the Company purchased the 75% interest in FlatIron Crossing that it did not own (See "Item 1. Business—Recent Developments—Acquisitions and Dispositions"). In connection with this acquisition, the Company assumed the loan on the property with a fair value of $175,720 that bears interest at an effective rate of 1.96% and matures on December 1, 2013.

(13)
On November 28, 2012, in connection with the Company's acquisition of Kings Plaza Shopping Center (See "Item 1. Business—Recent Developments—Acquisitions and Dispositions"), the Company placed a new loan on the property that allows for borrowing up to $500,000 at an effective interest rate of 3.67% and matures on December 3, 2019. Concurrent with the acquisition, the Company borrowed $354,000 on the loan. On January 3, 2013, the Company exercised its option to borrow the remaining $146,000 on the loan.

(14)
On March 23, 2012, the Company borrowed an additional $25,885 and modified the loan to bear interest at LIBOR plus 2.25% with a maturity of March 1, 2017.

(15)
On May 17, 2012, the Company replaced the existing loan on the property with a new $220,000 loan that bears interest at an effective rate of 4.14% and matures on June 5, 2022.

(16)
On March 30, 2012, the Company placed a new $140,000 loan on the property that bears interest at an effective rate of 4.08% and matures on April 1, 2022.

(17)
The loan bears interest at LIBOR plus 4.0% with a total interest rate floor of 5.50% and matures on August 31, 2014.

(18)
The loan bears interest at LIBOR plus 4.0% with a LIBOR rate floor of 0.50% and matures on December 30, 2013.

(19)
On December 28, 2012, the Company placed a new $240,000 loan on the property that bears interest at an effective interest rate of 2.99% and matures on January 3, 2018.

(20)
The loan bears interest at LIBOR plus 2.10% and matures on June 13, 2013.

(21)
On October 25, 2012, the Company replaced the existing loan on the property with a new $23,400 loan that bears interest at an effective interest rate of 4.48% and matures on November 1, 2022.

(22)
On February 1, 2012, the Company replaced the existing loan on the property with a new $75,135 loan that bears interest at an effective rate of 4.23% and matures on March 1, 2022.

(23)
NML is the lender on this loan.

(24)
The loan bears interest at LIBOR plus 2.63% and matures on January 18, 2016.

(25)
On October 5, 2012, the Company modified and extended the loan to November 6, 2014. The loan bears interest at LIBOR plus 1.60% until May 6, 2013 and increases to LIBOR plus 2.25% until maturity.

(26)
The loan bears interest at LIBOR plus 3.0% and matures on April 27, 2015.

(27)
On September 6, 2012, the Company replaced the existing loan on the property with a new $155,000 loan that bears interest at an effective rate of 4.49% and matures on October 1, 2022.

(28)
The loan bears interest at LIBOR plus 0.675% and matures on August 1, 2013. As additional collateral for the loan, the Company is required to maintain a deposit of $40,000 with the lender, which has been included in restricted cash. The interest on the deposit is not restricted.

(29)
The loan bears interest at LIBOR plus 2.75% and matures on December 16, 2013.

(30)
The loan bears interest at LIBOR plus 2.75% and matures on June 1, 2015.

(31)
The loan bears interest at LIBOR plus 3.0% and matures on April 1, 2016.

(32)
On January 2, 2013, the joint venture replaced the existing loans on the property with a new $135,000 loan that bears interest at LIBOR plus 1.90% and matures on January 2, 2018, including extension options.

(33)
The credit facility bears interest at LIBOR plus 3.50%, matures on November 3, 2013 and is cross-collateralized by Cascade Mall, Kitsap Mall and Redmond Town Center.

(34)
On December 24, 2012, the joint venture replaced the existing loan on the property with a new $600,000 loan that bears interest at an effective rate of 3.65% and matures on January 1, 2025.

(35)
On April 11, 2012, the joint venture replaced the existing loan on the property with a new $52,000 loan that bears interest at LIBOR plus 2.45% and matures on April 11, 2017, including extension options.

(36)
The joint venture has entered into a commitment to replace the existing loan with a new $525,000 loan. This transaction is expected to close in March 2013.

(37)
The loan bears interest at LIBOR plus 2.30% and matures on October 28, 2016.

ITEM 3.    LEGAL PROCEEDINGS

        None of the Company, the Operating Partnership, the Management Companies or their respective affiliates is currently involved in any material legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The common stock of the Company is listed and traded on the New York Stock Exchange under the symbol "MAC". The common stock began trading on March 10, 1994 at a price of $19 per share. In 2012, the Company's shares traded at a high of $62.83 and a low of $49.67.

        As of February 15, 2013, there were approximately 589 stockholders of record. The following table shows high and low sales prices per share of common stock during each quarter in 2012 and 2011 and dividends per share of common stock declared and paid by quarter:

	Market Quotation Per Share
			Dividends Declared/Paid
Quarter Ended	High	Low
March 31, 2012	$58.08	$49.67	$0.55
June 30, 2012	$62.83	$54.37	$0.55
September 30, 2012	$61.80	$56.02	$0.55
December 31, 2012	$60.03	$54.32	$0.58
March 31, 2011	$50.80	$45.69	$0.50
June 30, 2011	$54.65	$47.32	$0.50
September 30, 2011	$56.50	$41.96	$0.50
December 31, 2011	$51.30	$38.64	$0.55

        To maintain its qualification as a REIT, the Company is required each year to distribute to stockholders at least 90% of its net taxable income after certain adjustments. The Company paid all of its 2012 and 2011 quarterly dividends in cash. The timing, amount and composition of future dividends, will be determined in the sole discretion of the Company's board of directors and will depend on actual and projected cash flow, financial condition, funds from operations, earnings, capital requirements, annual REIT distribution requirements, contractual prohibitions or other restrictions, applicable law and such other factors as the board of directors deems relevant. For example, under the Company's existing financing arrangements, the Company may pay cash dividends and make other distributions based on a formula derived from funds from operations (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Adjusted Funds From Operations") and only if no default under the financing agreements has occurred, unless, under certain circumstances, payment of the distribution is necessary to enable the Company to continue to qualify as a REIT under the Code.

Stock Performance Graph

        The following graph provides a comparison, from December 31, 2002 through December 31, 2012, of the yearly percentage change in the cumulative total stockholder return (assuming reinvestment of dividends) of the Company, the Standard & Poor's ("S&P") 500 Index, the S&P Midcap 400 Index and the FTSE NAREIT Equity REITs Index, an industry index of publicly-traded REITs (including the Company). The Company is providing the S&P Midcap 400 Index since it is a company within such index.

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

NAREIT Equity REITs Index, the S&P 500 Index and the S&P Midcap 400 Index was provided to the Company by Research Data Group, Inc.

        Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
The Macerich Company	100.00	154.38	229.09	255.36	341.95	290.34	79.91	182.83	254.47	283.11	339.03
S&P 500 Index	100.00	128.68	142.69	149.70	173.34	182.87	115.21	145.70	167.64	171.18	198.58
S&P Midcap 400 Index	100.00	135.62	157.97	177.81	196.16	211.81	135.07	185.55	234.99	230.92	272.20
FTSE NAREIT Equity REITs Index	100.00	137.13	180.44	202.38	273.34	230.45	143.51	183.67	235.03	254.52	300.49

Recent Sales of Unregistered Securities

        On November 2, 2012 and December 14, 2012, the Company, as general partner of the Operating Partnership, issued 4,000 and 100,000 shares of common stock of the Company, respectively, upon the redemption of 104,000 common partnership units of the Operating Partnership. These shares of common stock were issued in a private placement to two limited partners of the Operating Partnership in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

        On November 28, 2012, the Company issued 535,265 restricted shares of common stock of the Company in connection with the Company's acquisition of Kings Plaza Shopping Center. The Company acquired Kings Plaza Shopping Center, a 1,198,000 square foot regional shopping center in Brooklyn, New York, for a purchase price of $756 million, which included a cash payment of $726 million and the issuance of the 535,265 shares of the Company's common stock, which were valued at $30 million based on the average closing price of the Company's common stock for the ten trading days preceding the acquisition. The shares of common stock were issued in a private placement in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

ITEM 6.    SELECTED FINANCIAL DATA

        The following sets forth selected financial data for the Company on a historical basis. The following data should be read in conjunction with the consolidated financial statements (and the notes thereto) of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations," each included elsewhere in this Form 10-K. All amounts are in thousands, except per share data.

	Years Ended December 31,
	2012	2011	2010	2009	2008
OPERATING DATA:
Revenues:
Minimum rents(1)	$496,708	$429,007	$394,679	$445,080	$480,760
Percentage rents	24,389	19,175	16,401	14,596	17,908
Tenant recoveries	273,445	241,776	228,515	228,857	241,327
Management Companies	41,235	40,404	42,895	40,757	40,716
Other	45,546	33,009	29,067	27,716	28,628

Total revenues	881,323	763,371	711,557	757,006	809,339

Shopping center and operating expenses	280,531	242,298	223,773	231,189	250,949
Management Companies' operating expenses	85,610	86,587	90,414	79,305	77,072
REIT general and administrative expenses	20,412	21,113	20,703	25,933	16,520
Depreciation and amortization	302,553	252,075	226,550	223,712	237,085
Interest expense	176,778	179,708	198,043	250,787	279,453
Loss (gain) on early extinguishment of debt, net(2)	—	10,588	(3,661)	(29,161)	(84,143)

Total expenses	865,884	792,369	755,822	781,765	776,936
Equity in income of unconsolidated joint ventures(3)	79,281	294,677	79,529	68,160	93,831
Co-venture expense(4)	(6,523)	(5,806)	(6,193)	(2,262)	—
Income tax benefit (provision)(5)	4,159	6,110	9,202	4,761	(1,126)
Gain (loss) on remeasurement, sale or write down of assets	204,668	(22,037)	497	161,792	(28,077)

Income from continuing operations	297,024	243,946	38,770	207,692	97,031

Discontinued operations:(6)
Gain (loss) on disposition of assets, net	74,833	(58,230)	(23)	(40,026)	96,791
(Loss) income from discontinued operations	(5,468)	(16,641)	(10,327)	(28,416)	1,193

Total income (loss) from discontinued operations	69,365	(74,871)	(10,350)	(68,442)	97,984

Net income	366,389	169,075	28,420	139,250	195,015
Less net income attributable to noncontrolling interests	28,963	12,209	3,230	18,508	28,966

Net income attributable to the Company	337,426	156,866	25,190	120,742	166,049
Less preferred dividends	—	—	—	—	4,124

Net income attributable to common stockholders	$337,426	$156,866	$25,190	$120,742	$161,925

Earnings per common share ("EPS") attributable to the Company—basic:
Income from continuing operations	$2.03	$1.70	$0.27	$2.19	$1.04
Discontinued operations	0.48	(0.52)	(0.08)	(0.74)	1.13

Net income attributable to common stockholders	$2.51	$1.18	$0.19	$1.45	$2.17

EPS attributable to the Company—diluted:(7)(8)
Income from continuing operations	$2.03	$1.70	$0.27	$2.19	$1.04
Discontinued operations	0.48	(0.52)	(0.08)	(0.74)	1.13

Net income attributable to common stockholders	$2.51	$1.18	$0.19	$1.45	$2.17

	As of December 31,
	2012	2011	2010	2009	2008
BALANCE SHEET DATA:
Investment in real estate (before accumulated depreciation)	$9,012,706	$7,489,735	$6,908,507	$6,697,259	$7,355,703
Total assets	$9,311,209	$7,938,549	$7,645,010	$7,252,471	$8,090,435
Total mortgage and notes payable	$5,261,370	$4,206,074	$3,892,070	$4,531,634	$5,940,418
Redeemable noncontrolling interests	$—	$—	$11,366	$20,591	$23,327
Equity(9)	$3,416,251	$3,164,651	$3,187,996	$2,128,466	$1,641,884
OTHER DATA:
Funds from operations ("FFO")—diluted(10)	$577,862	$399,559	$351,308	$380,043	$489,054
Cash flows provided by (used in):
Operating activities	$351,296	$237,285	$200,435	$120,890	$251,947
Investing activities	$(963,374)	$(212,086)	$(142,172)	$302,356	$(558,956)
Financing activities	$610,623	$(403,596)	$294,127	$(396,520)	$288,265
Number of Centers at year end	70	79	84	86	92
Regional Shopping Centers portfolio occupancy	93.8%	92.7%	93.1%	91.3%	92.3%
Regional Shopping Centers portfolio sales per square foot(11)	$517	$489	$433	$407	$441
Weighted average number of shares outstanding—EPS basic	134,067	131,628	120,346	81,226	74,319
Weighted average number of shares outstanding—EPS diluted(8)	134,148	131,628	120,346	81,226	86,794
Distributions declared per common share	$2.23	$2.05	$2.10	$2.60	$3.20

(1)
Minimum rents were increased by amortization of above and below-market leases of $5.3 million, $9.4 million, $7.1 million, $9.0 million and $12.7 million for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

(2)
The Company repurchased $180.3 million, $18.5 million, $89.1 million and $222.8 million of its convertible senior notes (the "Senior Notes") during the years ended December 31, 2011, 2010, 2009 and 2008, respectively, that resulted in (loss) gain of $(1.4) million, $(0.5) million, $29.8 million and $84.1 million on the early extinguishment of debt for the years ended December 31, 2011, 2010, 2009 and 2008, respectively. The loss on early extinguishment of debt for the years ended December 31, 2011 and 2010 also includes the (loss) gain on the early extinguishment of mortgage notes payable of $(9.2) million and $4.2 million, respectively. The gain on early extinguishment of debt for the year ended December 31, 2009 was offset in part by a loss of $0.6 million on the early extinguishment of a term loan.

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

On September 3, 2009, the Company formed a joint venture with a third party, whereby the Company sold a 75% interest in FlatIron Crossing and received approximately $123.8 million in cash proceeds for the overall transaction. The Company used the proceeds from the sale of the ownership interest in the property to pay down a term loan and for general corporate purposes. As part of this transaction, the Company issued three warrants for an aggregate of approximately 1.3 million shares of common stock of the Company. On October 3, 2012, the Company repurchased the 75% ownership interest in FlatIron Crossing for $310.4 million. As a result of the repurchase, the Company recognized a remeasurement gain of $84.2 million during the year ended December 31, 2012.

On February 24, 2011, the Company's joint venture in Kierland Commons Investment LLC ("KCI") acquired an additional ownership interest in PHXAZ/Kierland Commons, L.L.C. ("Kierland Commons"), a 433,000 square foot regional shopping center in Scottsdale, Arizona, for $105.6 million. The Company's share of the purchase price consisted of a cash payment of $34.2 million and the assumption of a pro rata share of debt of $18.6 million. As a result of this transaction, KCI increased its ownership interest in Kierland Commons from 49% to 100%. KCI accounted for the acquisition as a business combination achieved in stages and recognized a remeasurement gain of $25.0 million based on the acquisition date fair value and its previously held investment in Kierland Commons. As a result of this transaction, the Company's ownership interest in KCI increased from 24.5% to 50%. The Company's pro rata share of the gain recognized by KCI was $12.5 million and was included in equity in income from unconsolidated joint ventures.

On February 28, 2011, the Company in a 50/50 joint venture, acquired The Shops at Atlas Park for a total purchase price of $53.8 million. The Company's share of the purchase price was $26.9 million.

On February 28, 2011, the Company acquired the remaining 50% ownership interest in Desert Sky Mall that it did not own for $27.6 million. The purchase price was funded by a cash payment of $1.9 million and the assumption of the third party's pro rata share of the mortgage note payable on the property of $25.8 million. Prior to the acquisition, the Company had accounted for its investment in Desert Sky Mall under the equity method. As of the date of acquisition, the Company has included Desert Sky Mall in its consolidated financial statements.

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

  On March 30, 2012, the Company sold its 50% ownership interest in Chandler Village Center, a 273,000 square foot community center in Chandler, Arizona, for a total sales price of $14.8 million, resulting in a gain on the sale of assets of $8.2 million. The sales price was funded by a cash payment of $6.0 million and the assumption of the Company's share of the mortgage note payable on the property of $8.8 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.

  On March 30, 2012, the Company sold its 50% ownership interest in Chandler Festival, a 500,000 square foot community center in Chandler, Arizona, for a total sales price of $31.0 million, resulting in a gain on the sale of assets of $12.3 million. The sales price was funded by a cash payment of $16.2 million and the assumption of the Company's share of the mortgage note payable on the property of $14.8 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.

  On March 30, 2012, the Company's joint venture in SanTan Village Power Center, a 491,000 square foot community center in Gilbert, Arizona, sold the property for $54.8 million, resulting in a gain on the sale of assets of $23.3 million for the joint venture. The Company's pro rata share of the gain recognized was $7.9 million. The Company used its share of the proceeds to pay down its line of credit and for general corporate purposes.

  On May 31, 2012, the Company sold its 50% ownership interest in Chandler Gateway, a 260,000 square foot community center in Chandler, Arizona, for a total sales price of $14.3 million, resulting in a gain on the sale of assets of $3.4 million. The sales price was funded by a cash payment of $4.9 million and the assumption of the Company's share of the mortgage note payable on the property of $9.4 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.

  On August 10, 2012, the Company was bought out of its ownership interest in NorthPark Center, a 1,946,000 square foot regional shopping center in Dallas, Texas, for $118.8 million, resulting in a gain of $24.6 million. The Company used the cash proceeds to pay down its line of credit.

  On October 26, 2012, the Company acquired the remaining 33.3% ownership interest in Arrowhead Towne Center, a 1,196,000 square foot regional shopping center in Glendale, Arizona, that it did not own for $144.4 million. The purchase price was funded by a cash payment of $69.0 million and the assumption of the third party's pro rata share of the mortgage note payable on the property of $75.4 million. As a result of this transaction, the Company recognized a remeasurement gain of $115.7 million.

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

(6)
Discontinued operations include the following:

On January 1, 2008, MACWH, LP, a subsidiary of the Operating Partnership, at the election of the holders, redeemed the 3.4 million participating convertible preferred units in exchange for the 16.32% noncontrolling interest in Danbury Fair Mall, Freehold Raceway Mall, Great Northern Mall, Rotterdam Square, Shoppingtown Mall, Towne Mall, Tysons Corner Center and Wilton Mall in exchange for the Company's ownership interest in Eastview Commons, Eastview Mall, Greece Ridge Center, Marketplace Mall and Pittsford Plaza. As a result of this transaction, the Company recognized a gain of $99.1 million.

The Company sold the fee simple and/or ground leasehold interests in three former Mervyn's stores to Pacific Premier Retail LP, one of its joint ventures, on December 19, 2008, that resulted in a gain on sale of assets of $1.5 million.

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

  On September 29, 2009, the Company sold a leasehold interest in a former Mervyn's store for $4.5 million, resulting in a gain on the sale of assets of $4.1 million. The Company used the proceeds from the sale to pay down the Company's line of credit and for general corporate purposes.

  During the fourth quarter of 2009, the Company sold five non-core community centers for $71.3 million, resulting in an aggregate loss on sale of $16.9 million. The Company used the proceeds from these sales to pay down the Company's line of credit and for general corporate purposes.

  On March 4, 2011, the Company sold a former Mervyn's store in Santa Fe, New Mexico for $3.7 million, resulting in a loss of $1.9 million. The proceeds from the sale were used for general corporate purposes.

  In June 2011, the Company recorded an impairment charge of $35.7 million related to Shoppingtown Mall. As a result of the maturity default on the mortgage note payable and the corresponding reduction of the expected holding period, the Company wrote down the carrying value of the long-lived assets to its estimated fair value of $39.0 million. On December 30, 2011, the Company conveyed Shoppingtown Mall to the lender by a deed-in-lieu of foreclosure. As a result, the Company recognized a $3.9 million additional loss on the disposal of the asset.

  On October 14, 2011, the Company sold a former Mervyn's store in Salt Lake City, Utah for $8.1 million, resulting in a gain on the sale of assets of $3.8 million. The proceeds from the sale were used for general corporate purposes.

  On November 30, 2011, the Company sold a former Mervyn's store in West Valley City, Utah for $2.3 million, resulting in a loss on the sale of assets of $0.2 million. The proceeds from the sale were used for general corporate purposes.

  On April 30, 2012, the Company sold The Borgata, a 94,000 square foot community center in Scottsdale, Arizona, for $9.2 million, resulting in a loss on the sale of $1.3 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.

  On May 11, 2012, the Company sold a former Mervyn's store in Montebello, California for $20.8 million, resulting in a loss on the sale of $0.4 million. The proceeds from the sale were used for general corporate purposes.

  On May 17, 2012, the Company sold Hilton Village, a 80,000 square foot community center in Scottsdale, Arizona, for $24.8 million, resulting in a gain on the sale of assets of $3.1 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.

  On June 28, 2012, the Company sold Carmel Plaza, a 112,000 square foot community center in Carmel, California, for $52.0 million, resulting in a gain on the sale of assets of $7.8 million. The Company used the proceeds from the sale to pay down its line of credit.

  The Company has classified the results of operations and gain or loss on sale for all of the above dispositions as discontinued operations for all years presented.

(7)
Assumes the conversion of Operating Partnership units to the extent they are dilutive to the EPS computation. It also assumes the conversion of MACWH, LP common and preferred units to the extent that they are dilutive to the EPS computation.

(8)
Includes the dilutive effect, if any, of share and unit-based compensation plans and the Senior Notes then outstanding calculated using the treasury stock method and the dilutive effect, if any, of all other dilutive securities calculated using the "if converted" method.

(9)
Equity includes the noncontrolling interests in the Operating Partnership, nonredeemable noncontrolling interests in consolidated joint ventures and common and non-participating convertible preferred units of MACWH, LP.

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

Adjusted FFO ("AFFO") excludes the FFO impact of Shoppingtown Mall and Valley View Center for the years ended December 31, 2012 and 2011. In December 2011, the Company conveyed Shoppingtown Mall to the lender by a deed-in-lieu of foreclosure. In July 2010, a court-appointed receiver assumed operational control of Valley View Center and responsibility for managing all aspects of the property. Valley View Center was sold by the receiver on April 23, 2012, and the related non-recourse mortgage loan obligation was fully extinguished on that date, resulting in a gain on extinguishment of debt of $104.0 million. On May 31, 2012, the Company conveyed Prescott Gateway to the lender by a deed-in-lieu of foreclosure and the debt was forgiven resulting in a gain on extinguishment of debt of $16.3 million. AFFO excludes the gain on extinguishment of debt on Prescott Gateway for the twelve months ended December 31, 2012.

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

  Management compensates for the limitations of FFO and AFFO by providing investors with financial statements prepared according to GAAP, along with this detailed discussion of FFO and AFFO and a reconciliation of FFO and AFFO and FFO and AFFO-diluted to net income available to common stockholders. Management believes that to further understand the Company's performance, FFO and AFFO should be compared with the Company's reported net income and considered in addition to cash flows in accordance with GAAP, as presented in the Company's Consolidated Financial Statements. For disclosure of net income, the most directly comparable GAAP financial measure, for the periods presented and a reconciliation of FFO and AFFO and FFO and AFFO—diluted to net income, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations ("FFO") and Adjusted Funds From Operations ("AFFO")".

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

(11)
Sales per square foot are based on reports by retailers leasing Mall Stores and Freestanding Stores for the trailing 12 months for tenants which have occupied such stores for a minimum of 12 months. Sales per square foot also are based on tenants 10,000 square feet and under for Regional Shopping Centers.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Overview and Summary

        The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, the Operating Partnership. As of December 31, 2012, the Operating Partnership owned or had an ownership interest in 61 regional shopping centers and nine community/power shopping centers totaling approximately 63 million square feet of GLA. These 70 regional and community/power shopping centers are referred to hereinafter as the "Centers," unless the context otherwise requires. The Company is a self-administered and self-managed REIT and conducts all of its operations through the Operating Partnership and the Management Companies.

        The following discussion is based primarily on the consolidated financial statements of the Company for the years ended December 31, 2012, 2011 and 2010. It compares the results of operations and cash flows for the year ended December 31, 2012 to the results of operations and cash flows for the year ended December 31, 2011. Also included is a comparison of the results of operations and cash flows for the year ended December 31, 2011 to the results of operations and cash flows for the year ended December 31, 2010. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

        On February 28, 2011, the Company, in a 50/50 joint venture, acquired The Shops at Atlas Park, a 377,000 square foot community center in Queens, New York, for a total purchase price of $53.8 million. The Company's share of the purchase price was $26.9 million and was funded from the Company's cash on hand.

        On February 28, 2011, the Company acquired the remaining 50% ownership interest in Desert Sky Mall, an 890,000 square foot regional shopping center in Phoenix, Arizona, that it did not own. The total purchase price was $27.6 million, which included the assumption of the third party's pro rata share of the mortgage note payable on the property of $25.8 million. Concurrent with the purchase of the partnership interest, the Company paid off the $51.5 million loan on the property.

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

        On June 3, 2011, the Company acquired an additional 33.3% ownership interest in Arrowhead Towne Center, a 1,196,000 square foot regional shopping center in Glendale, Arizona, an additional 33.3% ownership interest in Superstition Springs Center, a 1,207,000 square foot regional shopping center in Mesa, Arizona, and an additional 50% ownership interest in the land under Superstition Springs Center ("Superstition Springs Land") in exchange for the Company's ownership interest in six anchor stores, including five former Mervyn's stores and a cash payment of $75.0 million. The cash purchase price was funded from borrowings under the Company's line of credit. This transaction is referred to herein as the "GGP Exchange".

        On July 22, 2011, the Company acquired Fashion Outlets of Niagara Falls USA, a 530,000 square foot outlet center in Niagara Falls, New York. The initial purchase price of $200.0 million was funded by a cash payment of $78.6 million and the assumption of the mortgage note payable of $121.4 million. The cash purchase price was funded from borrowings under the Company's line of credit. The purchase and sale agreement includes contingent consideration based on the performance of Fashion Outlets of Niagara Falls USA from the acquisition date through July 21, 2014 that could increase the purchase price from the initial $200.0 million up to a maximum of $218.3 million. As of December 31, 2012, the Company estimated the fair value of the contingent consideration as $16.1 million, which has been included in other accrued liabilities.

        On October 14, 2011, the Company sold a former Mervyn's store in Salt Lake City, Utah, for $8.1 million, resulting in a gain on the sale of assets of $3.8 million. The proceeds from the sale were used for general corporate purposes.

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

        On February 29, 2012, the Company acquired a 327,000 square foot mixed-use retail/office building ("500 North Michigan Avenue") in Chicago, Illinois for $70.9 million. The building is adjacent to The Shops at North Bridge. The purchase price was paid from borrowings under the Company's line of credit.

        On March 30, 2012, the Company sold its 50% ownership interest in Chandler Village Center, a 273,000 square foot community center in Chandler, Arizona, for a total sales price of $14.8 million, resulting in a gain on the sale of assets of $8.2 million. The sales price was funded by a cash payment of $6.0 million and the assumption of the Company's share of the mortgage note payable on the property of $8.8 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.

        On March 30, 2012, the Company sold its 50% ownership interest in Chandler Festival, a 500,000 square foot community center in Chandler, Arizona, for a total sales price of $31.0 million, resulting in a gain on the sale of assets of $12.3 million. The sales price was funded by a cash payment of $16.2 million and the assumption of the Company's share of the mortgage note payable on the property of $14.8 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.

        On March 30, 2012, the Company's joint venture in SanTan Village Power Center, a 491,000 square foot community center in Gilbert, Arizona, sold the property for $54.8 million, resulting in a gain on the sale of assets of $23.3 million for the joint venture. The Company's pro rata share of the gain recognized was $7.9 million. The Company used its share of the proceeds to pay down its line of credit and for general corporate purposes.

        On April 30, 2012, the Company sold The Borgata, a 94,000 square foot community center in Scottsdale, Arizona, for $9.2 million, resulting in a loss on the sale of $1.3 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.

        On May 11, 2012, the Company sold a former Mervyn's store in Montebello, California for $20.8 million, resulting in a loss on the sale of $0.4 million. The proceeds from the sale were used for general corporate purposes.

        On May 17, 2012, the Company sold Hilton Village, a 80,000 square foot community center in Scottsdale, Arizona, for $24.8 million, resulting in a gain on the sale of assets of $3.1 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.

        On May 31, 2012, the Company sold its 50% ownership interest in Chandler Gateway, a 260,000 square foot community center in Chandler, Arizona, for a total sales price of $14.3 million, resulting in a gain on the sale of assets of $3.4 million. The sales price was funded by a cash payment of $4.9 million and the assumption of the Company's share of the mortgage note payable on the property of $9.4 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.

        On June 28, 2012, the Company sold Carmel Plaza, a 112,000 square foot community center in Carmel, California, for $52.0 million, resulting in a gain on the sale of assets of $7.8 million. The Company used the proceeds from the sale to pay down its line of credit.

        On August 10, 2012, the Company was bought out of its ownership interest in NorthPark Center, a 1,946,000 square foot regional shopping center in Dallas, Texas, for $118.8 million, resulting in a gain of $24.6 million. The Company used the cash proceeds to pay down its line of credit.

        On October 3, 2012, the Company acquired the 75% ownership interest in FlatIron Crossing, a 1,443,000 square foot regional shopping center in Broomfield, Colorado, that it did not own for a cash payment of $195.9 million and the assumption of the third party's share of the mortgage note payable of $114.5 million.

        On October 26, 2012, the Company acquired the remaining 33.3% ownership interest in Arrowhead Towne Center, a 1,196,000 square foot regional shopping center in Glendale, Arizona, that it did not own for $144.4 million. The Company funded the purchase price by a cash payment of $69.0 million and the assumption of the third party's pro rata share of the mortgage note payable on the property of $75.4 million.

        On November 28, 2012, the Company acquired Kings Plaza Shopping Center, a 1,198,000 square foot regional shopping center in Brooklyn, New York, for a purchase price of $756.0 million. The purchase price was funded from a cash payment of $726.0 million and the issuance of $30.0 million in restricted common stock of the Company. The cash payment was provided by the placement of a mortgage note on the property that allowed for borrowings up to $500.0 million and from borrowings under the Company's line of credit. Concurrent with the acquisition, the Company borrowed $354.0 million on the loan. On January 3, 2013, the Company exercised its option to borrow the remaining $146.0 million of the loan.

        On January 24, 2013, the Company acquired Green Acres Mall, a 1,800,000 square foot regional shopping center in Valley Stream, New York, for a purchase price of $500.0 million. The purchase price was funded from the placement of a $325.0 million mortgage note on the property and $175.0 million from borrowings under the Company's line of credit.

  Other Transactions and Events:

        On July 15, 2010, a court appointed receiver assumed operational control of Valley View Center and responsibility for managing all aspects of the property. In March 2012, the Company recorded an impairment charge of $54.3 million to write down the carrying value of the long-lived assets to their estimated fair value. On April 23, 2012, the property was sold by the receiver for $33.5 million, which resulted in a gain on the extinguishment of debt of $104.0 million.

        On April 1, 2011, the Company's joint venture in SDG Macerich conveyed Granite Run Mall to the mortgage note lender by a deed-in-lieu of foreclosure. The mortgage note was non-recourse. The Company's pro rata share of gain on the extinguishment of debt was $7.8 million.

        On May 11, 2011, the non-recourse mortgage note payable on Shoppingtown Mall went into maturity default. As a result of the maturity default and the corresponding reduction of the estimated holding period, the Company recognized an impairment charge of $35.7 million to write-down the carrying value of the long-lived assets to their estimated fair value. On September 14, 2011, the Company exercised its right and redeemed the outside ownership interests in the Center for a cash payment of $11.4 million. On December 30, 2011, the Company conveyed the property to the mortgage note lender by a deed-in-lieu of foreclosure. As a result of the conveyance, the Company recognized an additional $3.9 million loss on the disposal of the property.

        On May 31, 2012, the Company conveyed Prescott Gateway, a 584,000 square foot regional shopping center in Prescott, Arizona, to the mortgage note lender by a deed-in-lieu of foreclosure. The mortgage loan was non-recourse. As a result of the conveyance, the Company recognized a gain on the extinguishment of debt of $16.3 million.

  Redevelopment and Development Activity:

        In August 2011, the Company entered into a joint venture agreement with a subsidiary of AWE/Talisman for the development of Fashion Outlets of Chicago in the Village of Rosemont, Illinois. The Company owns 60% of the joint venture and AWE/Talisman owns 40%. The Center will be a fully enclosed two level, 526,000 square foot outlet center. The site is located within a mile of O'Hare International Airport. The project broke ground in November 2011 and is expected to be completed in August 2013. The total estimated project cost is approximately $200.0 million. As of December 31, 2012, the joint venture has incurred $91.8 million of development costs. On March 2, 2012, the joint venture obtained a construction loan on the property that allows for borrowings up to $140.0 million, bears interest at LIBOR plus 2.50% and matures March 5, 2017. As of December 31, 2012, the joint venture has borrowed $9.2 million under the loan.

        The Company's joint venture in Tysons Corner, a 2,154,000 square foot regional shopping center in McLean, Virginia, is currently expanding the property to include a 524,000 square foot office building, a 430 unit residential tower and a 300 room hotel. The joint venture started the expansion project in October 2011 and expects it to be completed in Fall 2014. The total cost of the project is estimated at $600.0 million, of which $300.0 million is estimated to be the Company's pro rata share. The Company has funded $64.8 million of the total of $129.6 million cost incurred by the joint venture as of December 31, 2012.

  Inflation:

        In the last five years, inflation has not had a significant impact on the Company because of a relatively low inflation rate. Most of the leases at the Centers have rent adjustments periodically throughout the lease term. These rent increases are either in fixed increments or based on using an annual multiple of increases in the Consumer Price Index ("CPI"). In addition, approximately 5% to 13% of the leases expire each year, which enables the Company to replace existing leases with new leases at higher base rents if the rents of the existing leases are below the then existing market rate. The Company has generally entered into leases that require tenants to pay a stated amount for operating expenses, generally excluding property taxes, regardless of the expenses actually incurred at any Center, which places the burden of cost control on the Company. Additionally, certain leases require the tenants to pay their pro rata share of operating expenses.

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

  Revenue Recognition:

        Minimum rental revenues are recognized on a straight-line basis over the term of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight line rent adjustment." Currently, 63% of the Mall Store and Freestanding Store leases contain provisions for CPI rent increases periodically throughout the term of the lease. The Company believes that using an annual multiple of CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases. Percentage rents are recognized when the tenants' specified sales targets have been met. Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred. Other tenants pay a fixed rate and these tenant recoveries' revenues are recognized on a straight-line basis over the term of the related leases.

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

  Acquisitions:

        The Company allocates the estimated fair values of acquisitions to land, building, tenant improvements and identified intangible assets and liabilities, based on their estimated fair values. In addition, any assumed mortgage notes payable are recorded at their estimated fair values. The estimated fair value of the land and buildings is determined utilizing an "as if vacant" methodology. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair value basis at the acquisition date prorated over the remaining lease terms. The tenant improvements are classified as an asset under property and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (i) leasing commissions and legal costs, which represent the value associated with "cost avoidance" of acquiring in-place leases, such as lease commissions paid under terms generally experienced in the Company's markets; (ii) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the "assumed vacant" property to the occupancy level when purchased; and (iii) above or below market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. Leasing commissions and legal costs are recorded in deferred charges and other assets and are amortized over the remaining lease terms. The value of in-place leases are recorded in deferred charges and other assets and amortized over the remaining lease terms plus an estimate of renewal of the acquired leases. Above or below market leases are classified in deferred charges and other assets or in other accrued liabilities, depending on whether the contractual terms are above or below market, and the asset or liability is amortized to minimum rents over the remaining terms of the leases. The remaining lease terms of below-market leases may include certain below-market fixed-rate renewal periods. In considering whether or not a lessee will execute a below-market fixed-rate lease renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition such as tenant mix in the center, the Company's relationship with the tenant and the availability of competing tenant space.

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

Results of Operations

        Many of the variations in the results of operations, discussed below, occurred because of the transactions affecting the Company's properties described above, including those related to the Acquisition Properties and the Development Property as defined below.

        For purposes of the discussion below, the Company defines "Same Centers" as those Centers that are substantially complete and in operation for the entirety of both periods of the comparison. Non-Same Centers for comparison purposes include recently acquired properties ("Acquisition Properties") and those Centers or properties that are going through a substantial redevelopment often resulting in the closing of a portion of the Center ("Development Properties"). The Company moves a Center in and out of Same Centers based on whether the Center is substantially complete and in operation for the entirety of both periods of the comparison. Accordingly, the Same Centers consist of all consolidated centers, excluding the Acquisition Properties and the Development Properties, for the periods of comparison.

        For comparison of the year ended December 31, 2012 to the year ended December 31, 2011, the Acquisition Properties include Desert Sky Mall, the Kohl's store at Capitola Mall, Superstition Springs Land, Fashion Outlets of Niagara Falls USA, the SDG Acquisition Properties, 500 North Michigan Avenue, FlatIron Crossing, Arrowhead Towne Center and Kings Plaza Shopping Center. For comparison of the year ended December 31, 2011 to the year ended December 31, 2010, the Acquisition Properties include Desert Sky Mall, the Kohl's store at Capitola Mall, Superstition Springs Land, Fashion Outlets of Niagara Falls USA and the SDG Acquisition Properties. The increase in revenues and expenses of the Acquisition Properties from the year ended December 31, 2011 to the year ended December 31, 2012 is primarily due to the acquisition of the SDG Acquisition Properties (See "Acquisitions and Dispositions" in Management's Overview and Summary). The increase in revenues and expenses of the Acquisition Properties from the year ended December 31, 2010 to the year ended December 31, 2011 is primarily due to the acquisition of Desert Sky Mall in 2011 (See "Acquisitions and Dispositions" in Management's Overview and Summary).

        For the comparison of the year ended December 31, 2012 to the year ended December 31, 2011, the "Development Property" is the Fashion Outlets of Chicago. For the comparison of the year ended December 31, 2011 to the year ended December 31, 2010, the "Development Property" is Santa Monica Place. The increase in revenue and expenses of the Development Property from the year ended December 31, 2010 to the year ended December 31, 2011 is primarily due to the opening of Santa Monica Place in August 2010.

        Unconsolidated joint ventures are reflected using the equity method of accounting. The Company's pro rata share of the results from these Centers is reflected in the consolidated statements of operations as equity in income of unconsolidated joint ventures.

        The Company considers tenant annual sales per square foot (for tenants in place for a minimum of 12 months or longer and 10,000 square feet and under) for regional shopping centers, occupancy rates (excluding large retail stores or "Anchors") for the Centers and releasing spreads (i.e. a comparison of average base rent per square foot on leases executed during the trailing twelve months to average base rent per square foot on leases expiring during the year based on the spaces 10,000 square feet and under) to be key performance indicators of the Company's internal growth.

        Tenant sales per square foot increased from $489 for the twelve months ended December 31, 2011 to $517 for the twelve months ended December 31, 2012. Occupancy rate increased from 92.7% at December 31, 2011 to 93.8% at December 31, 2012. Releasing spreads increased 15.4% for the twelve months ended December 31, 2012. These calculations exclude Centers under development or redevelopment.

        The Company's recent trend of retail sales growth continued during the twelve months ended December 31, 2012 with tenant sales per square foot and releasing spreads increasing compared to the twelve months ended December 31, 2011. The Company expects that releasing spreads will continue to be positive in 2013 as it renews or relets leases that are scheduled to expire during the year. The Company's occupancy rate as of December 31, 2012 also increased compared to December 31, 2011. Although certain aspects of the U.S. economy, the retail industry as well as the Company's operating results have continued to improve, economic and political uncertainty remains in various parts of the world and the U.S. economy is still experiencing weakness. Any further continuation or worsening of these adverse conditions could harm the Company's business, results of operations and financial condition.

Comparison of Years Ended December 31, 2012 and 2011

  Revenues:

        Minimum and percentage rents (collectively referred to as "rental revenue") increased by $72.9 million, or 16.3%, from 2011 to 2012. The increase in rental revenue is attributed to an increase of $74.0 million from the Acquisition Properties offset in part by a decrease of $1.1 million from the Same Centers. The decrease at the Same Centers is primarily attributed to the decrease in above and below-market leases and lease termination income as noted below.

        Rental revenue includes the amortization of above and below-market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below-market leases decreased from $9.4 million in 2011 to $5.3 million in 2012. The amortization of straight-line rents increased from $4.8 million in 2011 to $6.1 million in 2012. Lease termination income decreased from $5.7 million in 2011 to $4.7 million in 2012.

        Tenant recoveries increased $31.7 million, or 13.1%, from 2011 to 2012. The increase in tenant recoveries is attributed to increases of $32.3 million from the Acquisition Properties offset in part by a decrease of $0.6 million from the Same Centers.

        Management Companies' revenue increased from $40.4 million in 2011 to $41.2 million in 2012 primarily due to an increase in development fees.

  Shopping Center and Operating Expenses:

        Shopping center and operating expenses increased $38.2 million, or 15.8%, from 2011 to 2012. The increase in shopping center and operating expenses is attributed to an increase of $41.2 million from the Acquisition Properties offset in part by a decrease of $3.0 million from the Same Centers.

  Management Companies' Operating Expenses:

        Management Companies' operating expenses decreased $1.0 million from 2011 to 2012 due to a decrease in compensation costs.

  REIT General and Administrative Expenses:

        REIT general and administrative expenses decreased by $0.7 million from 2011 to 2012.

  Depreciation and Amortization:

        Depreciation and amortization increased $50.5 million from 2011 to 2012. The increase in depreciation and amortization is primarily attributed to an increase of $45.8 million from the Acquisition Properties and $4.7 million from the Same Centers.

  Interest Expense:

        Interest expense decreased $2.9 million from 2011 to 2012. The decrease in interest expense was primarily attributed to decreases of $25.3 million from the Senior Notes, which were paid off in full in March 2012 (See Liquidity and Capital Resources), $7.7 million from the Same Centers and $1.3 million from the Development Property. These decreases were offset in part by increases of $19.5 million from the Acquisition Properties, $8.9 million from the borrowings under the line of credit and $3.0 million from the term loan. The decrease from the Same Centers was primarily due to the maturity of a $400.0 million interest rate swap agreement in April 2011.

        The above interest expense items are net of capitalized interest, which decreased from $11.9 million in 2011 to $10.7 million in 2012, primarily due to a decrease in interest rates in 2012.

  Loss (gain) on Early Extinguishment of Debt:

        Loss (gain) on early extinguishment of debt decreased $10.6 million from 2011 to 2012. The decrease in loss on early extinguishment of debt is primarily attributed to a $9.1 million loss from the prepayment of the mortgage note payable on Chesterfield Towne Center in 2011 and a $1.4 million loss from the repurchase of the Senior Notes in 2011.

  Equity in Income of Unconsolidated Joint Ventures:

        Equity in income of unconsolidated joint ventures decreased $215.4 million from 2011 to 2012. The decrease in equity in income of unconsolidated joint ventures is primarily attributed to the Company's pro rata share of the gain of $188.3 million in connection with the SDG Transaction (See "Acquisitions and Dispositions" in Management's Overview and Summary) in 2011. The remaining decrease in equity in income from unconsolidated joint ventures is attributed to the Company's $12.5 million pro rata share of the remeasurement gain on the acquisition of an underlying ownership interest in Kierland Commons in 2011 (See "Acquisitions and Dispositions" in Management's Overview and Summary), and the Company's $7.8 million pro rata share of the gain on early extinguishment of debt of its joint venture in Granite Run Mall in 2011 (See "Other Transactions and Events" in Management's Overview and Summary).

  Gain (loss) on Remeasurement, Sale or Write down of Assets, net:

        Gain (loss) on remeasurement, sale or write down of assets, net increased $226.7 million from 2011 to 2012. The increase is primarily attributed to the $115.7 million remeasurement gain on the purchase of Arrowhead Towne Center in 2012, the $84.2 million remeasurement gain on the purchase of FlatIron Crossing in 2012 and the $24.6 million gain on the buyout of the Company's ownership interest in NorthPark Center in 2012 (See "Acquisitions and Dispositions" in Management's Overview and Summary).

  Income (loss) from Discontinued Operations:

        Income (loss) from discontinued operations increased $144.2 million from 2011 to 2012. The increase is primarily due to the $49.7 million gain on disposal of Valley View Center in 2012, the $16.3 million gain on disposal of Prescott Gateway in 2012, the $7.8 million gain on the sale of Carmel Plaza in 2012, the loss on disposal of $39.7 million on Shoppingtown Mall in 2011 and the impairment charge of $19.7 million on The Borgata in 2011 (See "Acquisitions and Dispositions" in Management's Overview and Summary).

  Net Income:

        Net income increased $197.3 million from 2011 to 2012. The increase in net income is primarily attributed to increases of $226.7 million from gains on remeasurement, sale or write down of assets, net, $144.2 million from discontinued operations and $44.4 million from the operating results of the consolidated properties offset in part by a decrease of $215.4 million from equity in income of unconsolidated joint ventures as discussed above.

  Funds From Operations ("FFO"):

        Primarily as a result of the factors mentioned above, FFO—diluted increased 44.6% from $399.6 million in 2011 to $577.9 million in 2012. For a reconciliation of FFO and FFO—diluted to net income available to common stockholders, the most directly comparable GAAP financial measure, see "Funds From Operations ("FFO") and Adjusted Funds From Operations ("AFFO")".

  Operating Activities:

        Cash provided by operating activities increased from $237.3 million in 2011 to $351.3 million in 2012. The increase was primarily due to changes in assets and liabilities and the results at the Centers as discussed above.

  Investing Activities:

        Cash used in investing activities increased from $212.1 million in 2011 to $963.4 million in 2012. The increase in cash used in investing activities was primarily due to increases of $936.7 million from acquisitions of properties and $83.3 million from the development, redevelopment and renovations of properties offset in part by an increase of $119.7 million in proceeds from the sale of assets, an increase of $106.6 million in distributions from unconsolidated joint ventures and a decrease of $60.0 million in contributions to unconsolidated joint ventures. The increase in the acquisitions of properties is primarily due to the purchases of Kings Plaza Shopping Center, FlatIron Crossing and Arrowhead Towne Center in 2012 (See "Acquisitions and Dispositions" in Management's Overview and Summary). The increase in proceeds from the sale of assets is primarily due to the buyout of the Company's ownership interest in NorthPark Center and the sales of The Borgata, Carmel Plaza, Hilton Village and ownership interests in Chandler Festival, Chandler Village Center and Chandler Gateway in 2012. The increase in distributions from the unconsolidated joint ventures is primarily due to the distribution of the Company's pro rata share of the excess refinancing proceeds of Queens Center in 2012.

  Financing Activities:

        Cash provided by financing activities increased from a deficit of $403.6 million in 2011 to a surplus of $610.6 million in 2012. The increase in cash provided by financing activities was primarily due to an increase in proceeds from mortgages, bank and other notes payable of $2.4 billion, the repurchase of Senior Notes of $180.3 million in 2011 and the net proceeds from the at-the-market program of $175.6 million (See Liquidity and Capital Resources) offset in part by an increase in payments on mortgages, bank and other notes payable of $1.7 billion.

Comparison of Years Ended December 31, 2011 and 2010

  Revenues:

        Rental revenue increased by $37.1 million, or 9.0%, from 2010 to 2011. The increase in rental revenue is attributed to an increase of $17.8 million from the Acquisition Properties, $11.6 million from the Development Property and $7.7 million from the Same Centers. The increase in Same Centers' rental revenue is primarily attributed to an increase in releasing spreads.

        The amortization of above and below market leases increased from $7.1 million in 2010 to $9.4 million in 2011. The amortization of straight-line rents increased from $4.1 million in 2010 to $4.8 million in 2011. Lease termination income increased from $4.2 million in 2010 to $5.7 million in 2011.

        Tenant recoveries increased by $13.3 million from 2010 to 2011. The increase in tenant recoveries is primarily attributed to an increase of $7.4 million from the Development Property and $6.1 million from the Acquisition Properties offset in part by a decrease of $0.2 million from the Same Centers.

        Management Companies' revenue decreased from $42.9 million in 2010 to $40.4 million in 2011 primarily due to a decrease in development fees.

  Shopping Center and Operating Expenses:

        Shopping center and operating expenses increased $18.5 million, or 8.3%, from 2010 to 2011. The increase in shopping center and operating expenses is attributed to an increase of $10.1 million from the Acquisition Properties, $8.1 million from the Development Property and $0.3 million from the Same Centers.

  Management Companies' Operating Expenses:

        Management Companies' operating expenses decreased $3.8 million from 2010 to 2011 due to a decrease in compensation costs.

  REIT General and Administrative Expenses:

        REIT general and administrative expenses increased by $0.4 million from 2010 to 2011.

  Depreciation and Amortization:

        Depreciation and amortization increased $25.5 million from 2010 to 2011. The increase in depreciation and amortization is primarily attributed to an increase of $10.1 million from the Development Property, $9.4 million from the Acquisition Properties and $6.0 million from the Same Centers.

  Interest Expense:

        Interest expense decreased $18.3 million from 2010 to 2011. The decrease in interest expense was primarily attributed to a decrease of $19.4 million from interest rate swap agreements, $9.6 million from the Same Centers and $2.3 million from the Senior Notes offset in part by an increase of $6.7 million from the Development Property, $3.5 million from the Acquisition Properties, $2.6 million from the borrowings under the line of credit and $0.2 million from the term loans. The decrease resulting from the interest rate swap agreements is due to the maturity of a $450.0 million interest rate swap agreement in April 2010 and the maturity of a $400.0 million interest rate swap agreement in April 2011.

        The above interest expense items are net of capitalized interest, which decreased from $25.7 million in 2010 to $11.9 million in 2011 due to a decrease in redevelopment activity in 2011.

  Loss on Early Extinguishment of Debt, net:

        The loss on early extinguishment of debt, net increased $14.2 million from 2010 to 2011. The increase in loss on early extinguishment of debt is primarily attributed to a $9.1 million loss from the prepayment of the mortgage note payable on Chesterfield Towne Center in 2011, the $1.4 million loss from the repurchase of the Senior Notes in 2011 and the $4.2 million gain on the refinancing of two mortgage notes payable in 2010.

  Equity in Income of Unconsolidated Joint Ventures:

        Equity in income of unconsolidated joint ventures increased $215.1 million from 2010 to 2011. The increase in equity in income of unconsolidated joint ventures is primarily attributed to the Company's pro rata share of the gain of $188.3 million in connection with the SDG Transaction (See "Acquisitions and Dispositions" in Management's Overview and Summary) in 2011. The remaining increase in equity in income from unconsolidated joint ventures is attributed to the Company's $12.5 million pro rata share of the remeasurement gain on the acquisition of an underlying ownership interest in Kierland Commons in 2011 (See "Acquisitions and Dispositions" in Management's Overview and Summary), and the Company's $7.8 million pro rata share of the gain on early extinguishment of debt of its joint venture in Granite Run Mall in 2011 (See "Other Transactions and Events" in Management's Overview and Summary).

  Loss on Remeasurement, Sale or Write down of Assets, net:

        Loss on remeasurement, sale or write down of assets, net increased $22.5 million from 2010 to 2011. The increase in loss is primarily attributed to the $25.2 million impairment charge in 2011 (See Note 6—Property to the Company's Consolidated Financial Statements).

  Loss from Discontinued Operations:

        Loss from discontinued operations increased from $10.4 million in 2010 to $74.9 million in 2011. The increase in loss from discontinued operations is primarily attributed to the $39.6 million loss on the disposal of Shoppingtown Mall in 2011 (See "Other Transactions and Events" in Management's Overview and Summary) and the $19.7 million impairment charge on The Borgata in 2011 (See "Acquisitions and Dispositions" in Management's Overview and Summary).

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

  Funds From Operations:

        Primarily as a result of the factors mentioned above, FFO—diluted increased 13.7% from $351.3 million in 2010 to $399.6 million in 2011. For a reconciliation of FFO and FFO—diluted to net income available to common stockholders, the most directly comparable GAAP financial measure, see "Funds From Operations ("FFO") and Adjusted Funds From Operations ("AFFO")".

  Operating Activities:

        Cash provided by operating activities increased from $200.4 million in 2010 to $237.3 million in 2011. The increase was primarily due to changes in assets and liabilities and the results at the Centers as discussed above.

  Investing Activities:

        Cash used in investing activities increased from $142.2 million in 2010 to $212.1 million in 2011. The increase was primarily due to an increase of $138.7 million in contributions to unconsolidated joint ventures offset in part by an increase of $98.3 million in distributions from unconsolidated joint ventures. The increase in contributions to unconsolidated joint ventures is primarily attributed to the Kierland Commons, The Shops at Atlas Park, Arrowhead Towne Center and Superstition Springs transactions (See "Acquisitions and Dispositions" in Management's Overview and Summary). The increase in distributions from the unconsolidated joint ventures is primarily due to the distribution of the Company's pro rata share of the excess refinancing proceeds of the loan on Arrowhead Towne Center in 2011.

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

        The following tables summarize capital expenditures and lease acquisition costs incurred at the Centers for the years ended December 31:

(Dollars in thousands)	2012	2011	2010
Consolidated Centers:
Acquisitions of property and equipment	$1,313,091	$314,575	$12,888
Development, redevelopment, expansion and renovation of Centers	158,474	88,842	214,796
Tenant allowances	18,116	19,418	21,993
Deferred leasing charges	23,551	29,280	24,528

	$1,513,232	$452,115	$274,205

Joint Venture Centers (at Company's pro rata share):
Acquisitions of property and equipment	$5,080	$143,390	$6,095
Development, redevelopment, expansion and renovation of Centers	79,642	37,712	42,289
Tenant allowances	6,422	8,406	8,130
Deferred leasing charges	4,215	4,910	4,664

	$95,359	$194,418	$61,178

        The Company expects amounts to be incurred during the next twelve months for tenant allowances and deferred leasing charges to be comparable or less than 2012 and that capital for those expenditures will be available from working capital, cash flow from operations, borrowings on property specific debt or unsecured corporate borrowings. The Company expects to incur between $200 million and $300 million during the next twelve months for development, redevelopment, expansion and renovations. Capital for these major expenditures, developments and/or redevelopments has been, and is expected to continue to be obtained from a combination of debt or equity financings, which are expected to include borrowings under the Company's line of credit and construction loans. The

Company has also generated liquidity in the past through equity offerings, property refinancings, joint venture transactions and the sale of non-core assets. The Company has announced plans to sell certain non-core assets in 2013 depending upon market conditions which will generate additional liquidity. Furthermore, the Company has filed a shelf registration statement which registered an unspecified amount of common stock, preferred stock, depositary shares, debt securities, warrants, rights and units.

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

        On August 17, 2012, the Company entered into an equity distribution agreement ("Distribution Agreement") with a number of sales agents to issue and sell, from time to time, shares of common stock, having an aggregate offering price of up to $500 million (the "Shares"). Sales of the Shares, if any, may be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an "at the market" offering, which includes sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange. This offering is referred to herein as the "ATM Program". During the three months ended December 31, 2012, the Company did not sell any shares of common stock under the ATM Program. During the year ended December 31, 2012, the Company sold 2,961,903 shares of common stock under the ATM Program in exchange for aggregate gross proceeds of $177.9 million and net proceeds of $175.6 million, after commissions and other transaction costs. The proceeds from the sales were used to pay down the Company's line of credit. As of December 31, 2012, $322.1 million remained available to be sold under the ATM Program. Actual future sales will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and our capital needs. The Company has no obligation to sell the remaining shares available for sale under the ATM Program.

        The Company's total outstanding loan indebtedness at December 31, 2012 was $6.9 billion (including $800.0 million of unsecured debt and $1.6 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand. The Company's loan obligations regarding Valley View Center and Prescott Gateway were discharged on April 23, 2012 and May 31, 2012, respectively (See "Other Transactions and Events" in Management's Overview and Summary).

        On March 15, 2012, the Company paid off in full the $439.3 million of Senior Notes that had matured. The repayment was funded by borrowings under the Company's line of credit.

        The Company has a $1.5 billion revolving line of credit that bears interest at LIBOR plus a spread of 1.75% to 3.0% depending on the Company's overall leverage and matures on May 2, 2015 with a one-year extension option. Based on the Company's current leverage levels, the borrowing rate on the facility is LIBOR plus 2.0%. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2.0 billion less the outstanding balance of the $125.0 million unsecured term loan, as discussed below. All obligations under the line of credit are unconditionally guaranteed by the

Company and certain of its direct and indirect subsidiaries and are secured, subject to certain exceptions, by pledges of direct and indirect ownership interests in certain of the subsidiary guarantors. At December 31, 2012, total borrowings under the line of credit were $675.0 million with an average effective interest rate of 2.76%.

        The Company has a $125.0 million unsecured term loan under the Company's line of credit that bears interest at LIBOR plus a spread of 1.95% to 3.20% depending on the Company's overall leverage and matures on December 8, 2018. Based on the Company's current leverage levels, the borrowing rate is LIBOR plus 2.20%. As of December 31, 2012, the total interest rate was 2.57%.

        At December 31, 2012, the Company was in compliance with all applicable loan covenants under its agreements.

        At December 31, 2012, the Company had cash and cash equivalents available of $65.8 million.

  Off-Balance Sheet Arrangements:

        The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the consolidated balance sheets of the Company as investments in unconsolidated joint ventures.

        In addition, certain joint ventures have secured debt that could become recourse debt to the Company or its subsidiaries, in excess of the Company's pro rata share, should the joint ventures be unable to discharge the obligations of the related debt. At December 31, 2012, the balance of the debt that could be recourse to the Company was $51.2 million offset in part by indemnity agreements from joint venture partners for $21.3 million. The maturities of the recourse debt, net of indemnification, are $4.1 million in 2013, $16.8 million in 2015 and $9.0 million in 2016.

        Additionally, as of December 31, 2012, the Company is contingently liable for $3.8 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

  Contractual Obligations:

        The following is a schedule of contractual obligations as of December 31, 2012 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)	$5,472,292	$561,517	$930,446	$1,483,945	$2,496,384
Operating lease obligations(1)	340,547	14,496	25,488	24,387	276,176
Purchase obligations(1)	41,107	41,107	—	—	—
Other long-term liabilities	301,067	259,271	2,982	3,299	35,515

	$6,155,013	$876,391	$958,916	$1,511,631	$2,808,075

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

        Adjusted FFO ("AFFO") excludes the FFO impact of Shoppingtown Mall and Valley View Center for the years ended December 31, 2012 and 2011. In December 2011, the Company conveyed Shoppingtown Mall to the lender by a deed-in-lieu of foreclosure. In July 2010, a court-appointed receiver assumed operational control of Valley View Center and responsibility for managing all aspects of the property. Valley View Center was sold by the receiver on April 23, 2012, and the related non-recourse mortgage loan obligation was fully extinguished on that date, resulting in a gain on extinguishment of debt of $104.0 million. On May 31, 2012, the Company conveyed Prescott Gateway to the lender by a deed-in-lieu of foreclosure and the debt was forgiven resulting in a gain on extinguishment of debt of $16.3 million. AFFO excludes the gain on extinguishment of debt on Prescott Gateway for the twelve months ended December 31, 2012.

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

        The following reconciles net income attributable to the Company to FFO and FFO-diluted for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 and FFO and FFO—diluted to AFFO and AFFO—diluted for the same periods (dollars and shares in thousands):

	2012	2011	2010	2009	2008
Net income attributable to the Company	$337,426	$156,866	$25,190	$120,742	$161,925
Adjustments to reconcile net income attributable to the Company to FFO—basic:
Noncontrolling interests in the Operating Partnership	27,359	13,529	2,497	17,517	27,230
(Gain) loss on remeasurement, sale or write down of consolidated assets, net	(159,575)	76,338	(474)	(121,766)	(68,714)
Add: (loss) gain on undepreciated assets—consolidated assets	(390)	2,277	—	4,762	798
Add: noncontrolling interests share of gain (loss) on sale of assets—consolidated joint ventures	1,899	(1,441)	2	310	185
(Gain) loss on remeasurement, sale or write down of assets—unconsolidated joint ventures(1)	(2,019)	(200,828)	(823)	7,642	(3,432)
Add: gain (loss) on sale of undepreciated assets—unconsolidated joint ventures(1)	1,163	51	613	(152)	3,039
Add: noncontrolling interests on sale of undepreciated assets—consolidated joint ventures	—	—	—	—	487
Depreciation and amortization on consolidated assets	307,193	269,286	246,812	266,164	279,339
Less: noncontrolling interests in depreciation and amortization—consolidated joint ventures	(18,561)	(18,022)	(17,979)	(7,871)	(3,395)
Depreciation and amortization—unconsolidated joint ventures(1)	96,228	115,431	109,906	106,435	96,441
Less: depreciation on personal property	(12,861)	(13,928)	(14,436)	(13,740)	(9,952)

FFO—basic	577,862	399,559	351,308	380,043	483,951
Additional adjustments to arrive at FFO—diluted:
Impact of convertible preferred stock	—	—	—	—	4,124
Impact of non-participating convertible preferred units	—	—	—	—	979

FFO—diluted	577,862	399,559	351,308	380,043	489,054
Shoppingtown Mall	422	3,491	—	—	—
Valley View Center	(101,105)	8,786	—	—	—
Prescott Gateway	(16,296)	—	—	—	—

AFFO and AFFO—diluted	$460,883	$411,836	$351,308	$380,043	$489,054

Weighted average number of FFO shares outstanding for:
FFO—basic(2)	144,937	142,986	132,283	93,010	86,794
Adjustments for the impact of dilutive securities in computing FFO—diluted:
Convertible preferred stock	—	—	—	—	1,447
Non-participating convertible preferred units	—	—	—	—	205

FFO—diluted(3)	144,937	142,986	132,283	93,010	88,446

(1)
Unconsolidated assets are presented at the Company's pro rata share.

(2)
Calculated based upon basic net income as adjusted to reach basic FFO. During the years ended December 31, 2012, 2011, 2010, 2009 and 2008, there were 10.9 million, 11.4 million, 11.6 million, 11.8 million and 12.5 million OP Units outstanding, respectively.

(3)
The computation of FFO and AFFO—diluted shares outstanding includes the effect of share and unit-based compensation plans and the Senior Notes using the treasury stock method. It also assumes the conversion of MACWH, LP common and preferred units to the extent that they are dilutive to the FFO and AFFO-diluted computation. During the year ended December 31, 2008, 3.0 million shares of the Company's Series A preferred stock then outstanding were converted on a one-for-one basis for common stock.

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

        The following table sets forth information as of December 31, 2012 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV") (dollars in thousands):

	For the years ended December 31,
	2013	2014	2015	2016	2017	Thereafter	Total	FV
CONSOLIDATED CENTERS:
Long term debt:
Fixed rate	$288,256	$62,660	$517,487	$518,262	$59,711	$2,277,042	$3,723,418	$3,839,329
Average interest rate	3.07%	4.00%	5.91%	5.53%	3.71%	4.00%	4.40%
Floating rate	256,232	172,413	133,190	777,952	73,165	125,000	1,537,952	1,549,942
Average interest rate	3.19%	4.04%	3.50%	2.79%	3.08%	2.56%	3.05%

Total debt—Consolidated Centers	$544,488	$235,073	$650,677	$1,296,214	$132,876	$2,402,042	$5,261,370	$5,389,271

UNCONSOLIDATED JOINT VENTURE CENTERS:
Long term debt (at Company's pro rata share):
Fixed rate	$322,833	$185,239	$239,079	$260,838	$51,726	$397,587	$1,457,302	$1,522,680
Average interest rate	5.66%	5.37%	5.55%	6.75%	4.67%	3.85%	5.27%
Floating rate	69,198	294	13,599	70,294	24,897	—	178,282	180,258
Average interest rate	4.72%	3.06%	3.17%	3.05%	2.96%	—	3.69%

Total debt—Unconsolidated Joint Venture Centers	$392,031	$185,533	$252,678	$331,132	$76,623	$397,587	$1,635,584	$1,702,938

        The Consolidated Centers' total fixed rate debt at December 31, 2012 and 2011 was $3.7 billion and $2.6 billion, respectively. The average interest rate on such fixed rate debt at December 31, 2012 and 2011 was 4.40% and 5.53%, respectively. The Consolidated Centers' total floating rate debt at December 31, 2012 and 2011 was $1.5 billion and $1.6 billion, respectively. The average interest rate on floating rate debt at December 31, 2012 and 2011 was 3.05% and 3.09%, respectively.

        The Company's pro rata share of the Unconsolidated Joint Venture Centers' fixed rate debt at December 31, 2012 and 2011 was $1.5 billion and $1.8 billion, respectively. The average interest rate on such fixed rate debt at December 31, 2012 and 2011 was 5.27% and 5.92%, respectively. The Company's pro rata share of the Unconsolidated Joint Venture Centers' floating rate debt at December 31, 2012 and 2011 was $178.3 million and $161.2 million, respectively. The average interest rate on such floating rate debt at December 31, 2012 and 2011 was 3.69% and 3.88%, respectively.

        The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value (See Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements).

        Interest rate cap agreements offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements effectively replace a floating rate on the notional amount with a fixed rate as noted above. As of December 31, 2012, the Company did not have any interest rate cap or swap agreements in place.

        In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $17.2 million per year based on $1.7 billion of floating rate debt outstanding at December 31, 2012.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

  Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

        As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation as of December 31, 2012, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

  Management's Report on Internal Control Over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. The Company's management concluded that, as of December 31, 2012, its internal control over financial reporting was effective based on this assessment.

        KPMG LLP, the independent registered public accounting firm that audited the Company's 2012, 2011 and 2010 consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the Company's internal control over financial reporting which follows below.

  Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
The Macerich Company:

        We have audited The Macerich Company's (the "Company") internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, The Macerich Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, equity and redeemable noncontrolling interests and cash flows for each of the years in the three-year period ended December 31, 2012, and the related financial statement schedule III—Real Estate and Accumulated Depreciation, and our report dated February 22, 2013 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP

Los Angeles, California
February 22, 2013

ITEM 9B.    OTHER INFORMATION

Additional Material Federal Income Tax Considerations

        The following is a summary of certain additional material federal income tax considerations with respect to the ownership of the Company's shares of common stock. This summary supplements and should be read together with "Material United States Federal Income Tax Considerations" in the prospectus dated September 9, 2011 and filed as part of a registration statement on Form S-3 (No. 333-176762), as supplemented by "Supplemental Material United States Federal Income Tax Considerations" in the prospectus supplement thereto, dated August 17, 2012.

FATCA Withholding

        U.S. Stockholders.    Pursuant to legislation known as the Foreign Account Tax Compliance Act ("FATCA"), for taxable years beginning after December 31, 2013, a U.S. withholding tax will be imposed at a rate of 30% on dividends paid on the Company's common stock received by U.S. stockholders who own their common stock through foreign accounts or foreign intermediaries if certain disclosure requirements related to U.S. accounts or ownership are not satisfied. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed, for taxable years beginning after December 31, 2016, on proceeds from the sale of the Company's common stock received by U.S. shareholders who own their common shares through foreign accounts or foreign intermediaries. Accordingly, the status of the entity through which the Company's common stock is held will affect the determination of whether such withholding is required. The Company will not pay any additional amounts in respect of any amounts withheld.

        Non-U.S. Stockholders.    Pursuant to FATCA, for taxable years beginning after December 31, 2013, a U.S. withholding tax will be imposed at a rate of 30% on dividends paid on the Company's common stock received by or through certain foreign financial institutions that fail to meet certain disclosure requirements related to U.S. persons that either have accounts with such institutions or own equity interests in such institutions. Similarly, dividends in respect of the Company's common stock held by a stockholder that is a non-financial non-U.S. entity will be subject to withholding at a rate of 30% unless such entity either (i) certifies that such entity does not have any "substantial United States owners" or (ii) provides certain information regarding its "substantial United States owners," which the Company will in turn provide to the Secretary of the Treasury. In addition, in the cases described above, 30% withholding will also apply to gross proceeds from the disposition of the Company's common stock occurring after December 31, 2016. The Company will not pay any additional amounts in respect of any amounts withheld.

Recent Legislation

        Pursuant to recently enacted legislation, as of January 1, 2013, (1) the maximum tax rate on "qualified dividend income" received by U.S. stockholders taxed at individual rates is 20%, (2) the maximum tax rate on long-term capital gain applicable to U.S. stockholders taxed at individual rates is 20%, and (3) the highest marginal individual income tax rate is 39.6%. Pursuant to such legislation, the backup withholding rate remains at 28%. Such legislation also makes permanent certain federal income tax provisions that were scheduled to expire on December 31, 2012. Stockholders are urged to consult their tax advisors regarding the impact of this legislation on the purchase, ownership and sale of the Company's common stock.

 PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        There is hereby incorporated by reference the information which appears under the captions "Information Regarding our Director Nominees," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Audit Committee Matters" and "The Board of Directors and its Committees—Codes of Ethics" in the Company's definitive proxy statement for its 2013 Annual Meeting of Stockholders that is responsive to the information required by this Item.

        During 2012, there were no material changes to the procedures described in the Company's proxy statement relating to the 2012 Annual Meeting of Stockholders by which stockholders may recommend nominees to the Company.

ITEM 11.    EXECUTIVE COMPENSATION

        There is hereby incorporated by reference the information which appears under the caption "Election of Directors" in the Company's definitive proxy statement for its 2013 Annual Meeting of Stockholders that is responsive to the information required by this Item.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        There is hereby incorporated by reference the information which appears under the captions "Principal Stockholders," "Information Regarding Our Director Nominees," "Executive Officers" and "Equity Compensation Plan Information" in the Company's definitive proxy statement for its 2013 Annual Meeting of Stockholders that is responsive to the information required by this Item.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        There is hereby incorporated by reference the information which appears under the captions "Certain Transactions" and "The Board of Directors and its Committees" in the Company's definitive proxy statement for its 2013 Annual Meeting of Stockholders that is responsive to the information required by this Item.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        There is hereby incorporated by reference the information which appears under the captions "Principal Accountant Fees and Services" and "Audit Committee Pre-Approval Policy" in the Company's definitive proxy statement for its 2013 Annual Meeting of Stockholders that is responsive to the information required by this Item.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
The Macerich Company:

        We have audited the accompanying consolidated balance sheets of The Macerich Company and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, equity and redeemable noncontrolling interests and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule III—Real Estate and Accumulated Depreciation. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Macerich Company and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule III—Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2013, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California
February 22, 2013

THE MACERICH COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	December 31,
	2012	2011
ASSETS:
Property, net	$7,479,546	$6,079,043
Cash and cash equivalents	65,793	67,248
Restricted cash	78,658	68,628
Marketable securities	23,667	24,833
Tenant and other receivables, net	103,744	109,092
Deferred charges and other assets, net	565,130	483,763
Loans to unconsolidated joint ventures	3,345	3,995
Due from affiliates	17,068	3,387
Investments in unconsolidated joint ventures	974,258	1,098,560

Total assets	$9,311,209	$7,938,549

LIABILITIES AND EQUITY:
Mortgage notes payable:
Related parties	$274,609	$279,430
Others	4,162,734	3,049,008

Total	4,437,343	3,328,438
Bank and other notes payable	824,027	877,636
Accounts payable and accrued expenses	70,251	72,870
Other accrued liabilities	318,174	299,098
Distributions in excess of investments in unconsolidated joint ventures	152,948	70,685
Co-venture obligation	92,215	125,171

Total liabilities	5,894,958	4,773,898

Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 137,507,010 and 132,153,444 shares issued and outstanding at December 31, 2012 and 2011, respectively	1,375	1,321
Additional paid-in capital	3,715,895	3,490,647
Accumulated deficit	(639,741)	(678,631)

Total stockholders' equity	3,077,529	2,813,337
Noncontrolling interests	338,722	351,314

Total equity	3,416,251	3,164,651

Total liabilities and equity	$9,311,209	$7,938,549

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	For The Years Ended December 31,
	2012	2011	2010
Revenues:
Minimum rents	$496,708	$429,007	$394,679
Percentage rents	24,389	19,175	16,401
Tenant recoveries	273,445	241,776	228,515
Management Companies	41,235	40,404	42,895
Other	45,546	33,009	29,067

Total revenues	881,323	763,371	711,557

Expenses:
Shopping center and operating expenses	280,531	242,298	223,773
Management Companies' operating expenses	85,610	86,587	90,414
REIT general and administrative expenses	20,412	21,113	20,703
Depreciation and amortization	302,553	252,075	226,550

	689,106	602,073	561,440

Interest expense:
Related parties	15,386	16,743	14,254
Other	161,392	162,965	183,789

	176,778	179,708	198,043
Loss (gain) on early extinguishment of debt, net	—	10,588	(3,661)

Total expenses	865,884	792,369	755,822
Equity in income of unconsolidated joint ventures	79,281	294,677	79,529
Co-venture expense	(6,523)	(5,806)	(6,193)
Income tax benefit	4,159	6,110	9,202
Gain (loss) on remeasurement, sale or write down of assets, net	204,668	(22,037)	497

Income from continuing operations	297,024	243,946	38,770

Discontinued operations:
Gain (loss) on disposition of assets, net	74,833	(58,230)	(23)
Loss from discontinued operations	(5,468)	(16,641)	(10,327)

Income (loss) from discontinued operations	69,365	(74,871)	(10,350)

Net income	366,389	169,075	28,420
Less net income attributable to noncontrolling interests	28,963	12,209	3,230

Net income attributable to the Company	$337,426	$156,866	$25,190

Earnings per common share attributable to Company—basic:
Income from continuing operations	$2.03	$1.70	$0.27
Discontinued operations	0.48	(0.52)	(0.08)

Net income attributable to common stockholders	$2.51	$1.18	$0.19

Earnings per common share attributable to Company—diluted:
Income from continuing operations	$2.03	$1.70	$0.27
Discontinued operations	0.48	(0.52)	(0.08)

Net income attributable to common stockholders	$2.51	$1.18	$0.19

Weighted average number of common shares outstanding:
Basic	134,067,000	131,628,000	120,346,000

Diluted	134,148,000	131,628,000	120,346,000

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For The Years Ended December 31,
	2012	2011	2010
Net income	$366,389	$169,075	$28,420
Other comprehensive income:
Interest rate swap/cap agreements	—	3,237	22,160

Comprehensive income	366,389	172,312	50,580
Less comprehensive income attributable to noncontrolling interests	28,963	12,209	3,230

Comprehensive income attributable to the Company	$337,426	$160,103	$47,350

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS

(Dollars in thousands, except per share data)

	Stockholders' Equity
	Common Stock
					Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2010	96,667,689	$967	$2,227,931	$(345,930)	$(25,397)	$1,857,571	$270,895	$2,128,466	$20,591
Net income	—	—	—	25,190	—	25,190	2,811	28,001	419
Interest rate swap/cap agreements	—	—	—	—	22,160	22,160	—	22,160	—
Amortization of share and unit-based plans	628,009	6	27,539	—	—	27,545	—	27,545	—
Exercise of stock options	5,400	—	99	—	—	99	—	99	—
Exercise of stock warrants	—	—	(17,639)	—	—	(17,639)	—	(17,639)	—
Employee stock purchases	28,450	—	803	—	—	803	—	803	—
Distributions paid ($2.10) per share	—	—	—	(243,617)	—	(243,617)	—	(243,617)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(26,908)	(26,908)	(419)
Stock dividend	1,449,542	14	43,072	—	—	43,086	—	43,086	—
Stock offering	31,000,000	310	1,220,519	—	—	1,220,829	—	1,220,829	—
Contributions from noncontrolling interests	—	—	—	—	—	—	5,159	5,159	—
Other	—	—	205	—	—	205	—	205	—
Conversion of noncontrolling interests to common shares	672,942	7	8,752	—	—	8,759	(8,759)	—	—
Redemption of noncontrolling interests	—	—	—	—	—	—	(193)	(193)	(9,225)
Adjustment of noncontrolling interest in Operating Partnership	—	—	(54,712)	—	—	(54,712)	54,712	—	—

Balance at December 31, 2010	130,452,032	$1,304	$3,456,569	$(564,357)	$(3,237)	$2,890,279	$297,717	$3,187,996	$11,366

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS (Continued)

(Dollars in thousands, except per share data)

	Stockholders' Equity
	Common Stock
					Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit		Total Stockholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2010	130,452,032	$1,304	$3,456,569	$(564,357)	$(3,237)	$2,890,279	$297,717	$3,187,996	$11,366
Net income	—	—	—	156,866	—	156,866	12,044	168,910	165
Interest rate swap/cap agreements	—	—	—	—	3,237	3,237	—	3,237	—
Amortization of share and unit-based plans	597,415	6	18,513	—	—	18,519	—	18,519	—
Exercise of stock options	10,800	—	266	—	—	266	—	266	—
Exercise of stock warrants	—	—	(1,278)	—	—	(1,278)	—	(1,278)	—
Employee stock purchases	17,285	—	766	—	—	766	—	766	—
Distributions paid ($2.05) per share	—	—	—	(271,140)	—	(271,140)	—	(271,140)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(25,643)	(25,643)	(165)
Contributions from noncontrolling interests	—	—	—	—	—	—	78,921	78,921	—
Other	—	—	4,139	—	—	4,139	—	4,139	—
Conversion of noncontrolling interests to common shares	1,075,912	11	21,687	—	—	21,698	(21,698)	—	—
Redemption of noncontrolling interests	—	—	(26)	—	—	(26)	(16)	(42)	(11,366)
Adjustment of noncontrolling interest in Operating Partnership	—	—	(9,989)	—	—	(9,989)	9,989	—	—

Balance at December 31, 2011	132,153,444	$1,321	$3,490,647	$(678,631)	$—	$2,813,337	$351,314	$3,164,651	$—

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS (Continued)

(Dollars in thousands, except per share data)

	Stockholders' Equity
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2011	132,153,444	$1,321	$3,490,647	$(678,631)	$2,813,337	$351,314	$3,164,651	$—
Net income	—	—	—	337,426	337,426	28,963	366,389	—
Amortization of share and unit-based plans	566,717	6	14,964	—	14,970	—	14,970	—
Exercise of stock options	10,800	—	307	—	307	—	307	—
Exercise of stock warrants	—	—	(7,371)	—	(7,371)	—	(7,371)	—
Employee stock purchases	20,372	—	956	—	956	—	956	—
Stock offering, net	2,961,903	30	175,619	—	175,649	—	175,649	—
Stock issued to acquire property	535,265	5	29,995	—	30,000	—	30,000	—
Distributions paid ($2.23) per share	—	—	—	(298,536)	(298,536)	—	(298,536)	—
Distributions to noncontrolling interests	—	—	—	—	—	(30,694)	(30,694)	—
Contributions from noncontrolling interests	—	—	—	—	—	605	605	—
Other	—	—	(589)	—	(589)	—	(589)	—
Conversion of noncontrolling interests to common shares	1,258,509	13	26,978	—	26,991	(26,991)	—	—
Redemption of noncontrolling interests	—	—	(58)	—	(58)	(28)	(86)	—
Adjustment of noncontrolling interest in Operating Partnership	—	—	(15,553)	—	(15,553)	15,553	—	—

Balance at December 31, 2012	137,507,010	$1,375	$3,715,895	$(639,741)	$3,077,529	$338,722	$3,416,251	$—

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$366,389	$169,075	$28,420
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on early extinguishment of debt, net	—	1,588	(3,661)
(Gain) loss on remeasurement, sale or write down of assets, net	(204,668)	22,037	(497)
(Gain) loss on disposition of assets, net from discontinued operations	(74,833)	58,230	23
Depreciation and amortization	322,720	282,643	260,252
Amortization of net (premium) discount on mortgages, bank and other notes payable	(1,600)	9,060	2,940
Amortization of share and unit-based plans	12,324	12,288	14,832
Provision for doubtful accounts	3,329	3,212	4,361
Income tax benefit	(4,159)	(6,110)	(9,202)
Equity in income of unconsolidated joint ventures	(79,281)	(294,677)	(79,529)
Co-venture expense	6,523	5,806	6,193
Distributions of income from unconsolidated joint ventures	29,147	12,778	20,634
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables	(9,252)	(8,049)	9,933
Other assets	(9,659)	(4,421)	(25,529)
Due from affiliates	(1,181)	3,106	(565)
Accounts payable and accrued expenses	13,430	(11,797)	(8,588)
Other accrued liabilities	(17,933)	(17,484)	(19,582)

Net cash provided by operating activities	351,296	237,285	200,435

Cash flows from investing activities:
Acquisitions of properties	(1,061,851)	(125,105)	—
Development, redevelopment, expansion and renovation of properties	(142,210)	(58,932)	(137,803)
Property improvements	(45,654)	(62,974)	(47,986)
Redemption of redeemable non-controlling interests	—	(11,366)	(9,225)
Proceeds from note receivable	—	—	11,763
Issuance of notes receivable	(12,500)	—	—
Proceeds from maturities of marketable securities	1,378	1,362	1,316
Deposit on acquisition of property	(30,000)	—	—
Deferred leasing costs	(30,614)	(33,955)	(30,297)
Distributions from unconsolidated joint ventures	322,242	215,651	117,342
Contributions to unconsolidated joint ventures	(95,358)	(155,351)	(16,688)
Collections of/loans to unconsolidated joint ventures, net	650	(900)	(779)
Proceeds from sale of assets	136,707	16,960	—
Restricted cash	(6,164)	2,524	(29,815)

Net cash used in investing activities	(963,374)	(212,086)	(142,172)

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	3,193,451	757,000	927,514
Payments on mortgages, bank and other notes payable	(2,371,890)	(627,369)	(1,568,161)
Repurchase of convertible senior notes	—	(180,314)	(18,191)
Deferred financing costs	(15,108)	(18,976)	(10,856)
Proceeds from share and unit-based plans	1,263	1,032	902
Net proceeds from stock offerings	175,649	—	1,220,829
Exercise of stock warrants	(7,371)	(1,278)	(17,639)
Redemption of noncontrolling interests	(86)	(42)	(341)
Contributions from noncontrolling interests	379	4,204	—
Dividends and distributions	(326,185)	(296,948)	(225,958)
Distributions to co-venture partner	(39,479)	(40,905)	(13,972)

Net cash provided by (used in) financing activities	610,623	(403,596)	294,127

Net (decrease) increase in cash and cash equivalents	(1,455)	(378,397)	352,390
Cash and cash equivalents, beginning of year	67,248	445,645	93,255

Cash and cash equivalents, end of year	$65,793	$67,248	$445,645

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$181,971	$175,902	$211,830

Non-cash investing and financing activities:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$26,322	$13,291	$45,224

Mortgage notes payable settled in deed-in-lieu of foreclosure	$185,000	$38,968	$—

Conversion of Operating Partnership Units to common stock	$26,991	$21,698	$8,759

Acquisitions of properties by assumption of mortgage note payable and other accrued liabilities	$420,123	$192,566	$—

Acquisition of property by issuance of common stock	$30,000	$—	$—

Property distributed from unconsolidated joint venture	$—	$445,004	$—

Assumption of mortgage notes payable and other liabilities from unconsolidated joint ventures	$—	$240,537	$—

Contribution of development rights from noncontrolling interests	$—	$74,717	$—

Disposition of property in exchange for investments in unconsolidated joint ventures	$—	$56,952	$—

Stock dividend	$—	$—	$43,086

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

        The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of December 31, 2012, the Company was the sole general partner of and held a 93% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended.

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

2. Summary of Significant Accounting Policies:

  Basis of Presentation:

        These consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America. The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership. Investments in entities in which the Company has a controlling financial interest or entities that meet the definition of a variable interest entity in which the Company has, as a result of ownership, contractual or other financial interests, both the power to direct activities that most significantly impact the economic performance of the variable interest entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity are consolidated; otherwise they are accounted for under the equity method of accounting and are reflected as investments in unconsolidated joint ventures. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

  Cash and Cash Equivalents and Restricted Cash:

        The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents, for which cost approximates fair value. Restricted cash includes impounds of property taxes and other capital reserves required under loan agreements.

  Revenues:

        Minimum rental revenues are recognized on a straight-line basis over the terms of the related leases. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight-line rent adjustment." Minimum rents were increased by $6,073, $4,743 and $4,079 due to the straight-line rent adjustment during the years ended December 31, 2012,

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

2. Summary of Significant Accounting Policies: (Continued)

2011 and 2010, respectively. Percentage rents are recognized and accrued when tenants' specified sales targets have been met.

        Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred. Other tenants pay a fixed rate and these tenant recoveries are recognized as revenues on a straight-line basis over the terms of the related leases.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

2. Summary of Significant Accounting Policies: (Continued)

  Investment in Unconsolidated Joint Ventures:

        The Company accounts for its investments in joint ventures using the equity method of accounting unless the Company has a controlling financial interest in the joint venture or the joint venture meets the definition of a variable interest entity in which the Company is the primary beneficiary through both its power to direct activities that most significantly impact the economic performance of the variable interest entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. Although the Company has a greater than 50% interest in Camelback Colonnade Associates LP, Corte Madera Village, LLC, East Mesa Mall, L.L.C., Pacific Premier Retail LP and Queens JV LP, the Company does not have a controlling financial interest in these joint ventures as it shares management control with the partners in these joint ventures and, therefore, accounts for its investments in these joint ventures using the equity method of accounting.

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

  Acquisitions:

        The Company allocates the estimated fair values of acquisitions to land, building, tenant improvements and identified intangible assets and liabilities, based on their estimated fair values. In addition, any assumed mortgage notes payable are recorded at their estimated fair values. The estimated fair value of the land and buildings is determined utilizing an "as if vacant" methodology. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair value basis at the acquisition date prorated over the remaining lease terms. The tenant improvements are classified as an asset under property and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (i) leasing commissions and legal costs, which represent the value associated with "cost avoidance" of acquiring in-place leases, such as lease commissions paid under terms generally experienced in the Company's markets; (ii) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the "assumed vacant" property to the occupancy level when purchased; and (iii) above or below market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. Leasing commissions and legal costs are recorded in deferred charges and other assets and are amortized over the remaining lease terms. The value of in-place leases are recorded in deferred charges and other assets and amortized over the remaining lease terms plus an estimate of renewal of the acquired leases. Above or below market leases are classified in deferred charges and other assets or in other accrued liabilities, depending on whether the contractual terms are above or below market, and the asset or liability is amortized to minimum rents over the remaining

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

2. Summary of Significant Accounting Policies: (Continued)

terms of the leases. The remaining lease terms of below-market leases may include certain below-market fixed-rate renewal periods. In considering whether or not a lessee will execute a below-market fixed-rate lease renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition such as tenant mix in the center, the Company's relationship with the tenant and the availability of competing tenant space.

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

  Deferred Charges:

        Costs relating to obtaining tenant leases are deferred and amortized over the initial term of the lease agreement using the straight-line method. As these deferred leasing costs represent productive assets incurred in connection with the Company's leasing arrangements at the Centers, the related cash flows are classified as investing activities within the accompanying Consolidated Statements of Cash Flows. Costs relating to financing of shopping center properties are deferred and amortized over the life of the related loan using the straight-line method, which approximates the effective interest method.

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

        If any derivative instrument used for risk management does not meet the hedging criteria, it is marked-to-market each period with the change in value included in the consolidated statements of operations. No ineffectiveness was recorded during the years ended December 31, 2012, 2011 or 2010. As of December 31, 2012 and 2011, the Company did not have any derivative instruments outstanding.

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

        No Center or tenant generated more than 10% of total revenues during the years ended December 31, 2012, 2011 or 2010.

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

3. Earnings Per Share ("EPS"):

        The following table reconciles the numerator and denominator used in the computation of earnings per share for the years ended December 31 (shares in thousands):

	2012	2011	2010
Numerator
Income from continuing operations	$297,024	$243,946	$38,770
Income (loss) from discontinued operations	69,365	(74,871)	(10,350)
Net income attributable to noncontrolling interests	(28,963)	(12,209)	(3,230)

Net income attributable to the Company	337,426	156,866	25,190
Allocation of earnings to participating securities	(577)	(1,436)	(2,615)

Numerator for basic and diluted earnings per share—net income attributable to common stockholders	$336,849	$155,430	$22,575

Denominator
Denominator for basic earnings per share—weighted average number of common shares outstanding	134,067	131,628	120,346
Effect of dilutive securities(1)
Stock warrants	63	—	—
Share and unit based compensation	18	—	—

Denominator for diluted earnings per share—weighted average number of common shares outstanding	134,148	131,628	120,346

Earnings per common share—basic:
Income from continuing operations	$2.03	$1.70	$0.27
Discontinued operations	0.48	(0.52)	(0.08)

Net income attributable to common stockholders	$2.51	$1.18	$0.19

Earnings per common share—diluted:
Income from continuing operations	$2.03	$1.70	$0.27
Discontinued operations	0.48	(0.52)	(0.08)

Net income attributable to common stockholders	$2.51	$1.18	$0.19

(1)
The convertible senior notes ("Senior Notes") are excluded from diluted EPS for the years ended December 31, 2012, 2011 and 2010 as their effect would be antidilutive. The Senior Notes were paid off in full on March 15, 2012 (See Note 11—Bank and Other Notes Payable).

Diluted EPS excludes 193,945, 208,640 and 208,640 convertible preferred units for the years ended December 31, 2012, 2011 and 2010, respectively, as their impact was antidilutive.

Diluted EPS excludes 1,203,280 and 1,150,172 of unexercised stock appreciation rights for the years ended December 31, 2011 and 2010, respectively, as their effect was antidilutive.

Diluted EPS excludes 94,685 and 122,500 of unexercised stock options for the years ended December 31, 2011 and 2010, respectively, as their effect was antidilutive.

Diluted EPS excludes 933,650 and 935,358 of unexercised stock warrants for the years ended December 31, 2011 and 2010, respectively, as their effect was antidilutive.

Diluted EPS excludes 10,870,454 and 11,356,922 and 11,596,953 Operating Partnership units ("OP Units") for the years ended December 31, 2012, 2011 and 2010, respectively, as their effect was antidilutive.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

4. Investments in Unconsolidated Joint Ventures:

        The following are the Company's investments in various joint ventures with third parties. The Company's ownership interest in each joint venture as of December 31, 2012 was as follows:

Joint Venture	Ownership %(1)
Biltmore Shopping Center Partners LLC	50.0%
Camelback Colonnade Associates LP	73.2%
Coolidge Holding LLC	37.5%
Corte Madera Village, LLC	50.1%
East Mesa Mall, L.L.C.—Superstition Springs Center	66.7%
Jaren Associates #4	12.5%
Kierland Commons Investment LLC	50.0%
Kierland Tower Lofts, LLC	15.0%
La Sandia Santa Monica LLC	50.0%
Macerich Northwestern Associates—Broadway Plaza	50.0%
MetroRising AMS Holding LLC	15.0%
North Bridge Chicago LLC	50.0%
One Scottsdale Investors LLC	50.0%
Pacific Premier Retail LP	51.0%
Propcor Associates	25.0%
Propcor II Associates, LLC—Boulevard Shops	50.0%
Queens JV LP	51.0%
Scottsdale Fashion Square Partnership	50.0%
The Market at Estrella Falls LLC	39.7%
Tysons Corner LLC	50.0%
Tysons Corner Property Holdings II LLC	50.0%
Tysons Corner Property LLC	50.0%
West Acres Development, LLP	19.0%
Westcor/Gilbert, L.L.C.	50.0%
Westcor/Queen Creek LLC	37.9%
Westcor/Surprise Auto Park LLC	33.3%
Wilshire Boulevard—Tenants in Common	30.0%
WMAP, L.L.C.—Atlas Park	50.0%
WM Inland LP	50.0%
WM Ridgmar, L.P.	50.0%
Zengo Restaurant Santa Monica LLC	50.0%

(1)
The Company's ownership interest in this table reflects its legal ownership interest. Legal ownership may, at times, not equal the Company's economic interest in the listed properties because of various provisions in certain joint venture agreements regarding distributions of cash flow based on capital account balances, allocations of profits and losses and payments of preferred returns. As a result, the Company's actual economic interest (as distinct from its legal ownership interest) in certain of the properties could fluctuate from time to time and may not wholly align with its legal ownership interests. Substantially all of the Company's joint venture agreements contain rights of first refusal, buy-sell provisions, exit rights, default dilution remedies and/or other break up provisions or remedies which are customary in real estate joint venture agreements and which may, positively or negatively, affect the ultimate realization of cash flow and/or capital or liquidation proceeds.

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

        On February 28, 2011, the Company in a 50/50 joint venture acquired The Shops at Atlas Park, a 377,000 square foot community center in Queens, New York, for a total purchase price of $53,750. The Company's share of the purchase price was $26,875. The results of The Shops at Atlas Park are included below for the period subsequent to the acquisition.

        On February 28, 2011, the Company acquired the additional 50% ownership interest in Desert Sky Mall, an 890,000 square foot regional shopping center in Phoenix, Arizona, that it did not own for $27,625. The purchase price was funded by a cash payment of $1,875 and the assumption of the third party's pro rata share of the mortgage note payable on the property of $25,750. Concurrent with the purchase of the partnership interest, the Company paid off the $51,500 loan on the property. Prior to the acquisition, the Company had accounted for its investment in Desert Sky Mall under the equity method. Since the date of acquisition, the Company has included Desert Sky Mall in its consolidated financial statements (See Note 15—Acquisitions).

        On April 1, 2011, the Company's joint venture in SDG Macerich Properties, L.P. ("SDG Macerich") conveyed Granite Run Mall to the mortgage note lender by a deed-in-lieu of foreclosure. The mortgage note was non-recourse. The Company's pro rata share of gain on the extinguishment of debt was $7,753.

        On June 3, 2011, the Company entered into a transaction with General Growth Properties, Inc., whereby the Company acquired an additional 33.3% ownership interest in Arrowhead Towne Center, an additional 33.3% ownership interest in Superstition Springs Center, and an additional 50% ownership interest in the land under Superstition Springs Center ("Superstition Springs Land") that it did not own in exchange for six anchor locations, including five former Mervyn's stores (See Note 16—Discontinued Operations) and a cash payment of $75,000. As a result of this transaction, the Company owned a 66.7% ownership interest in Arrowhead Towne Center, a 66.7% ownership interest in Superstition Springs Center and a 100% ownership interest in Superstition Springs Land. Although the Company had a 66.7% ownership interest in Arrowhead Towne Center and Superstition Springs Center upon completion of the transaction, the Company does not have a controlling financial interest in these joint ventures due to the substantive participation rights of the outside partner and, therefore, continued to account for its investments in these joint ventures under the equity method of accounting.

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

        On December 31, 2011, the Company and its joint venture partner reached agreement for the distribution and conveyance of interests in SDG Macerich Properties, L.P. ("SDG Macerich") that owned 11 regional shopping centers in a 50/50 partnership. Six of the eleven assets were distributed to the Company on December 31, 2011. The Company received 100% ownership of Eastland Mall in Evansville, Indiana, Lake Square Mall in Leesburg, Florida, SouthPark Mall in Moline, Illinois, Southridge Mall in Des Moines, Iowa, NorthPark Mall in Davenport, Iowa and Valley Mall in Harrisonburg, Virginia (collectively referred to herein as the "SDG Acquisition Properties"). The ownership interests in the remaining five regional malls were distributed to the outside partner. The remaining net assets of SDG Macerich were distributed during the year ended December 31, 2012. The SDG Acquisition Properties were recorded at fair value at the date of transfer, which resulted in a gain to the Company of $188,264, which was included in equity in income of unconsolidated joint ventures, based on the fair value of the assets acquired and the liabilities assumed in excess of the book value of the Company's interest in SDG Macerich. The distribution and conveyance of the 11 regional shopping centers is referred to herein as the "SDG Transaction". Prior to the SDG Transaction, the Company accounted for its investment in the SDG Acquisition Properties under the equity method of accounting. Since the date of distribution and conveyance, the Company has included the SDG Acquisition Properties in its consolidated financial statements (See Note 15—Acquisitions).

        On March 30, 2012, the Company sold its 50% ownership interest in Chandler Village Center, a 273,000 square foot community center in Chandler, Arizona, for a total sales price of $14,795, resulting in a gain of $8,184 that was included in gain on remeasurement, sale or write down of assets, net during the year ended December 31, 2012. The sales price was funded by a cash payment of $6,045 and the assumption of the Company's share of the mortgage note payable on the property of $8,750. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.

        On March 30, 2012, the Company sold its 50% ownership interest in Chandler Festival, a 500,000 square foot community center in Chandler, Arizona, for a total sales price of $30,975, resulting in a gain of $12,347 that was included in gain on remeasurement, sale or write down of assets, net during the year ended December 31, 2012. The sales price was funded by a cash payment of $16,183 and the assumption of the Company's share of the mortgage note payable on the property of $14,792. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.

        On March 30, 2012, the Company's joint venture in SanTan Village Power Center, a 491,000 square foot community center in Gilbert, Arizona, sold the property for $54,780, resulting in a gain to the joint venture of $23,294. The cash proceeds from the sale were used to pay off the $45,000 mortgage loan on the property and the remaining $9,780 was distributed to the partners. The Company used its share of the proceeds to pay down its line of credit and for general corporate purposes. The Company's share of the gain recognized was $11,502, which was included in equity in income of

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

4. Investments in Unconsolidated Joint Ventures: (Continued)

unconsolidated joint ventures, offset in part by $3,565 that was included in net income attributable to noncontrolling interests.

        On May 31, 2012, the Company sold its 50% ownership interest in Chandler Gateway, a 260,000 square foot community center in Chandler, Arizona, for a total sales price of $14,315, resulting in a gain of $3,363 that was included in gain on remeasurement, sale or write down of assets, net during the year ended December 31, 2012. The sales price was funded by a cash payment of $4,921 and the assumption of the Company's share of the mortgage note payable on the property of $9,394. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.

        On August 10, 2012, the Company was bought out of its ownership interest in NorthPark Center, a 1,946,000 square foot regional shopping center in Dallas, Texas, for $118,810, resulting in a gain of $24,590 that was included in gain on remeasurement sale or write down of assets, net during the year ended December 31, 2012. The Company used the cash proceeds to pay down its line of credit.

        On October 3, 2012, the Company acquired the 75% ownership interest in FlatIron Crossing, a 1,443,000 square foot regional shopping center in Broomfield, Colorado, that it did not own for $310,397. The purchase price was funded by a cash payment of $195,900 and the assumption of the third party's share of the mortgage note payable on the property of $114,497. Prior to the acquisition, the Company had accounted for its investment in FlatIron Crossing under the equity method. Since the date of acquisition, the Company has included FlatIron Crossing in its consolidated financial statements (See Note 15—Acquisitions).

        On October 26, 2012, the Company acquired the remaining 33.3% outside ownership interest in Arrowhead Towne Center, a 1,196,000 square foot regional shopping center in Glendale, Arizona, that it did not own for $144,400. The purchase price was funded by a cash payment of $69,025 and the assumption of the third party's pro rata share of the mortgage note payable on the property of $75,375. Prior to the acquisition, the Company had accounted for its investment in Arrowhead Towne Center under the equity method. Since the date of acquisition, the Company has included Arrowhead Towne Center in its consolidated financial statements (See Note 15—Acquisitions).

        Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures as of December 31:

	2012	2011
Assets(1):
Properties, net	$3,653,631	$4,328,953
Other assets	411,862	469,039

Total assets	$4,065,493	$4,797,992

Liabilities and partners' capital(1):
Mortgage notes payable(2)	$3,240,723	$3,896,418
Other liabilities	148,711	161,827
Company's capital	304,477	327,461
Outside partners' capital	371,582	412,286

Total liabilities and partners' capital	$4,065,493	$4,797,992

Investment in unconsolidated joint ventures:
Company's capital	$304,477	$327,461
Basis adjustment(3)	516,833	700,414

	$821,310	$1,027,875

Assets—Investments in unconsolidated joint ventures	$974,258	$1,098,560
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(152,948)	(70,685)

	$821,310	$1,027,875

(1)
These amounts include the assets and liabilities of the following joint ventures as of December 31, 2012 and 2011:

	Pacific Premier Retail LP	Tysons Corner LLC
As of December 31, 2012
Total Assets	$1,039,742	$409,622
Total Liabilities	$942,370	$329,145
As of December 31, 2011
Total Assets	$1,078,226	$339,324
Total Liabilities	$1,005,479	$319,247
(2)
Certain mortgage notes payable could become recourse debt to the Company should the joint venture be unable to discharge the obligations of the related debt. As of December 31, 2012 and 2011, a total of $51,171 and $380,354, respectively, could become recourse debt to the Company. As of December 31, 2012 and 2011, the Company has indemnity agreements from joint venture partners for $21,270 and $182,638, respectively, of the guaranteed amount.

Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

4. Investments in Unconsolidated Joint Ventures: (Continued)

  ("NML") of $436,857 and $663,543 as of December 31, 2012 and 2011, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates—Broadway Plaza. Interest expense incurred on these borrowings amounted to $43,732, $42,451 and $40,876 for the years ended December 31, 2012, 2011 and 2010, respectively.

(3)
The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $15,480, $9,257 and $7,327 for the years ended December 31, 2012, 2011 and 2010, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	SDG Macerich	Pacific Premier Retail LP	Tysons Corner LLC	Other Joint Ventures	Total
Year Ended December 31, 2012
Revenues:
Minimum rents	$—	$132,247	$63,569	$316,186	$512,002
Percentage rents	—	5,390	1,929	15,768	23,087
Tenant recoveries	—	56,397	44,225	149,546	250,168
Other	—	5,650	3,341	37,248	46,239

Total revenues	—	199,684	113,064	518,748	831,496

Expenses:
Shopping center and operating expenses	—	59,329	35,244	192,661	287,234
Interest expense	—	52,139	11,481	136,296	199,916
Depreciation and amortization	—	43,031	19,798	115,168	177,997

Total operating expenses	—	154,499	66,523	444,125	665,147

Gain on sale or distribution of assets	—	90	—	29,211	29,301

Net income	$—	$45,275	$46,541	$103,834	$195,650

Company's equity in net income	$—	$23,026	$17,969	$38,286	$79,281

Year Ended December 31, 2011
Revenues:
Minimum rents	$84,523	$133,191	$63,950	$351,982	$633,646
Percentage rents	4,742	6,124	2,068	18,491	31,425
Tenant recoveries	43,845	55,088	41,286	169,516	309,735
Other	3,668	5,248	3,061	37,743	49,720

Total revenues	136,778	199,651	110,365	577,732	1,024,526

Expenses:
Shopping center and operating expenses	51,037	59,723	34,519	218,981	364,260
Interest expense	41,300	50,174	14,237	154,382	260,093
Depreciation and amortization	27,837	41,448	20,115	126,267	215,667

Total operating expenses	120,174	151,345	68,871	499,630	840,020

Gain on sale or distribution of assets	366,312	—	—	23,395	389,707
Gain on early extinguishment of debt	15,704	—	—	—	15,704

Net income	$398,620	$48,306	$41,494	$101,497	$589,917

Company's equity in net income	$204,439	$24,568	$16,209	$49,461	$294,677

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

5. Derivative Instruments and Hedging Activities:

        The Company recorded other comprehensive income related to the marking-to-market of interest rate agreements of $0, $3,237 and $22,160 for the years ended December 31, 2012, 2011 and 2010, respectively. There were no derivatives outstanding at December 31, 2012 or 2011.

        The Company had an interest rate swap agreement designated as a hedging instrument with a fair value of $3,237 that was included in other accrued liabilities at December 31, 2010. This instrument expired during the year ended December 31, 2011.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

6. Property:

        Property at December 31, 2012 and 2011 consists of the following:

	2012	2011
Land	$1,572,621	$1,273,649
Buildings and improvements	6,417,674	5,440,394
Tenant improvements	496,203	442,862
Equipment and furnishings	149,959	123,098
Construction in progress	376,249	209,732

	9,012,706	7,489,735
Less accumulated depreciation	(1,533,160)	(1,410,692)

	$7,479,546	$6,079,043

        Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $237,508, $209,400 and $190,353, respectively.

        The gain on remeasurement, sale or write down of assets, net for the year ended December 31, 2012 includes a remeasurement gain of $84,227 on the purchase of a 75% interest in FlatIron Crossing (See Note 15—Acquisitions) and a remeasurement gain of $115,729 on the purchase of a 33.3% interest in Arrowhead Towne Center (See Note 15—Acquisitions) offset in part by a loss of $24,555 on the impairment of Fiesta Mall, a loss of $18,827 on the write off of development costs and a loss of $390 on sale of assets.

        The loss on remeasurement, sale or write down of assets, net for the year ended December 31, 2011 includes a loss on impairment of $25,216, and a loss on sale of assets of $423 offset in part by a remeasurement gain of $1,734 on the purchase of Superstition Springs Land (See Note 15—Acquisitions) in connection with the GGP Exchange (See Note 4—Investments in Unconsolidated Joint Ventures) and a remeasurement gain of $1,868 on the purchase of a 50% interest in Desert Sky Mall (See Note 15—Acquisitions). The loss on impairment was due to the decision to abandon a development project in Arizona.

        During the year ended December 31, 2010, the Company recognized a gain on the sale of assets of $497.

7. Marketable Securities:

        Marketable Securities at December 31, 2012 and 2011 consists of the following:

	2012	2011
Government debt securities, at par value	$23,769	$25,147
Less discount	(102)	(314)

	23,667	24,833
Unrealized gain	685	1,803

Fair value	$24,352	$26,636

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

7. Marketable Securities: (Continued)

        The future contractual maturities of marketable securities is less than one year. The proceeds from maturities and interest receipts from the marketable securities are restricted to the service of the Greeley Note (See Note 11—Bank and Other Notes Payable).

8. Tenant and Other Receivables:

        Included in tenant and other receivables, net, is an allowance for doubtful accounts of $2,374 and $4,626 at December 31, 2012 and 2011, respectively. Also included in tenant and other receivables, net, are accrued percentage rents of $9,168 and $7,583 at December 31, 2012 and 2011, respectively, and deferred rent receivables due to straight-line rent adjustments of $49,129 and $47,343 at December 31, 2012 and 2011, respectively.

        Included in tenant and other receivables, net, are the following notes receivable:

        On March 31, 2006, the Company received a note receivable that is secured by a deed of trust, bears interest at 5.5% and matures on March 31, 2031. At December 31, 2012 and 2011, the note had a balance of $8,502 and $8,743, respectively.

        On August 18, 2009, the Company received a note receivable from J&R Holdings XV, LLC ("Pederson") that bears interest at 11.6% and matures on December 31, 2013. Pederson is considered a related party because it has an ownership interest in Promenade at Casa Grande. The note is secured by Pederson's interest in Promenade at Casa Grande. Interest income on the note was $518, $413 and $138 for the years ended December 31, 2012, 2011 and 2010, respectively. The balance on the note at December 31, 2012 and 2011 was $3,445.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

9. Deferred Charges and Other Assets, net:

        Deferred charges and other assets, net at December 31, 2012 and 2011 consist of the following:

	2012	2011
Leasing	$234,498	$281,340
Financing	42,868	40,638
Intangible assets:
In-place lease values(1)	175,735	121,320
Leasing commissions and legal costs(1)	46,419	32,242
Above-market leases	118,033	97,297
Deferred tax assets	33,414	26,829
Deferred compensation plan assets	24,670	20,646
Acquisition deposit	30,000	—
Other assets	72,811	53,824

	778,448	674,136
Less accumulated amortization(2)	(213,318)	(190,373)

	$565,130	$483,763

(1)
The estimated amortization of these intangible assets for the next five years and thereafter is as follows:

Year Ending December 31,
2013	$37,127
2014	24,992
2015	17,628
2016	13,608
2017	11,026
Thereafter	54,981

$159,362

(2)
Accumulated amortization includes $62,792 and $56,946 relating to in-place lease values, leasing commissions and legal costs at December 31, 2012 and 2011, respectively. Amortization expense for intangible assets was $33,517, $15,492 and $14,886 for the years ended December 31, 2012, 2011 and 2010, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

9. Deferred Charges and Other Assets, net: (Continued)

        The allocated values of above-market leases and below-market leases consist of the following:

	2012	2011
Above-Market Leases
Original allocated value	$118,033	$97,297
Less accumulated amortization	(46,361)	(39,057)

	$71,672	$58,240

Below-Market Leases(1)
Original allocated value	$164,489	$156,778
Less accumulated amortization	(77,131)	(91,400)

	$87,358	$65,378

(1)
Below-market leases are included in other accrued liabilities.

        The allocated values of above and below-market leases will be amortized into minimum rents on a straight-line basis over the individual remaining lease terms. The estimated amortization of these values for the next five years and thereafter is as follows:

Year Ending December 31,	Above Market	Below Market
2013	$13,021	$18,309
2014	11,177	14,485
2015	9,484	10,629
2016	7,479	8,254
2017	6,138	6,390
Thereafter	24,373	29,291

	$71,672	$87,358

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

10. Mortgage Notes Payable:

        Mortgage notes payable at December 31, 2012 and 2011 consist of the following:

	Carrying Amount of Mortgage Notes(1)
	2012		2011
Property Pledged as Collateral	Related Party	Other	Related Party	Other	Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Arrowhead Towne Center(5)	$—	$243,176	$—	$—	2.76%	$1,131	2018
Chandler Fashion Center(6)(7)	—	200,000	—	155,489	3.77%	625	2019
Chesterfield Towne Center(8)	—	110,000	—	—	4.80%	573	2022
Danbury Fair Mall	119,823	119,823	122,382	122,381	5.53%	1,538	2020
Deptford Mall(9)	—	205,000	—	172,500	3.76%	948	2023
Deptford Mall	—	14,800	—	15,030	6.46%	101	2016
Eastland Mall	—	168,000	—	168,000	5.79%	811	2016
Fashion Outlets of Chicago(10)	—	9,165	—	—	3.00%	22	2017
Fashion Outlets of Niagara Falls USA	—	126,584	—	129,025	4.89%	727	2020
Fiesta Mall	—	84,000	—	84,000	4.98%	341	2015
Flagstaff Mall	—	37,000	—	37,000	5.03%	151	2015
FlatIron Crossing(11)	—	173,561	—	—	1.96%	1,102	2013
Freehold Raceway Mall(6)	—	232,900	—	232,900	4.20%	805	2018
Fresno Fashion Fair	80,601	80,602	81,733	81,734	6.76%	1,104	2015
Great Northern Mall	—	36,395	—	37,256	5.19%	234	2013
Kings Plaza Shopping Center(12)	—	354,000	—	—	3.67%	2,229	2019
Northgate Mall(13)	—	64,000	—	38,115	3.09%	132	2017
Oaks, The(14)	—	218,119	—	257,264	4.14%	1,064	2022
Pacific View(15)	—	138,367	—	—	4.08%	668	2022
Paradise Valley Mall(16)	—	81,000	—	84,000	6.30%	625	2014
Prescott Gateway(17)	—	—	—	60,000	—	—	—
Promenade at Casa Grande(18)	—	73,700	—	76,598	5.21%	280	2013
Salisbury, Centre at	—	115,000	—	115,000	5.83%	555	2016
Santa Monica Place(19)	—	240,000	—	—	2.99%	1,004	2018
SanTan Village Regional Center(20)	—	138,087	—	138,087	2.61%	266	2013
South Plains Mall	—	101,340	—	102,760	6.57%	648	2015
South Towne Center	—	85,247	—	86,525	6.39%	554	2015
Towne Mall(21)	—	23,369	—	12,801	4.48%	117	2022
Tucson La Encantada(22)	74,185	—	75,315	—	4.23%	368	2022
Twenty Ninth Street(23)	—	107,000	—	107,000	3.04%	252	2016
Valley Mall	—	42,891	—	43,543	5.85%	280	2016
Valley River Center	—	120,000	—	120,000	5.59%	558	2016
Valley View Center(24)	—	—	—	125,000	—	—	—
Victor Valley, Mall of(25)	—	90,000	—	97,000	2.12%	137	2014
Vintage Faire Mall(26)	—	135,000	—	135,000	3.51%	352	2015
Westside Pavilion(27)	—	154,608	—	175,000	4.49%	783	2022
Wilton Mall(28)	—	40,000	—	40,000	1.22%	32	2013

	$274,609	$4,162,734	$279,430	$3,049,008

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

10. Mortgage Notes Payable: (Continued)

  The debt premiums (discounts) as of December 31, 2012 and 2011 consist of the following:

Property Pledged as Collateral	2012	2011
Arrowhead Towne Center	$17,716	$—
Deptford Mall	(19)	(25)
Fashion Outlets of Niagara Falls USA	7,270	8,198
FlatIron Crossing	5,232	—
Great Northern Mall	(28)	(55)
Towne Mall	—	88
Valley Mall	(307)	(365)

	$29,864	$7,841

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

(5)
On October 26, 2012, the Company purchased the 33.3% interest in Arrowhead Towne Center that it did not own (See Note 15—Acquisitions). In connection with this acquisition, the Company assumed the loan on the property with a fair value of $244,403 that bears interest at an effective rate of 2.76% and matures on October 5, 2018.

(6)
A 49.9% interest in the loan has been assumed by a third party in connection with a co-venture arrangement (See Note 12—Co-Venture Arrangement).

(7)
On June 29, 2012, the Company replaced the existing loan on the property with a new $200,000 loan that bears interest at 3.77% and matures on July 1, 2019.

(8)
On September 17, 2012, the Company placed a $110,000 loan on the property that bears interest at an effective rate of 4.80% and matures on October 1, 2022.

(9)
On December 5, 2012, the Company replaced the existing loan on the property with a new $205,000 loan that bears interest at an effective rate of 3.76% and matures on April 3, 2023.

(10)
On March 2, 2012, the joint venture placed a new construction loan on the property that allows for borrowings up to $140,000, bears interest at LIBOR plus 2.50% and matures on March 5, 2017, including extension options. At December 31, 2012, the total interest rate was 3.00%.

(11)
On October 3, 2012, the Company purchased the 75% interest in FlatIron Crossing that it did not own (See Note 15—Acquisitions). In connection with this acquisition, the Company assumed the loan on the property with a fair value of $175,720 that bears interest at an effective rate of 1.96% and matures on December 1, 2013.

(12)
On November 28, 2012, in connection with the Company's acquisition of Kings Plaza Shopping Center (See Note 15—Acquisitions), the Company placed a new loan on the property that allows for borrowing up to $500,000 at an effective interest rate of 3.67% and matures on December 3, 2019. Concurrent with the acquisition, the Company borrowed $354,000 on the loan. On January 3, 2013, the Company exercised its option to borrow an additional $146,000 on the loan.

(13)
On March 23, 2012, the Company borrowed an additional $25,885 and modified the loan to bear interest at LIBOR plus 2.25% with a maturity of March 1, 2017. At December 31, 2012 and 2011, the total interest rate was 3.09% and 7.00%, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

10. Mortgage Notes Payable: (Continued)

(14)
On May 17, 2012, the Company replaced the existing loan on the property with a new $220,000 loan that bears interest at an effective rate of 4.14% and matures on June 5, 2022.

(15)
On March 30, 2012, the Company placed a new $140,000 loan on the property that bears interest at an effective rate of 4.08% and matures on April 1, 2022.

(16)
The loan bears interest at LIBOR plus 4.0% with a total interest rate floor of 5.50% and matures on August 31, 2014. At December 31, 2012 and 2011, the total interest rate was 6.30%.

(17)
On May 31, 2012, the Company conveyed the property to the lender by a deed-in-lieu of foreclosure. As a result, the Company has been discharged from this non-recourse loan (See Note 16—Discontinued Operations).

(18)
The loan bears interest at LIBOR plus 4.0% with a LIBOR rate floor of 0.50% and matures on December 30, 2013. At December 31, 2012 and 2011, the total interest rate was 5.21%.

(19)
On December 28, 2012, the Company placed a new $240,000 loan on the property that bears interest at an effective rate of 2.99% and matures on January 3, 2018.

(20)
The loan bears interest at LIBOR plus 2.10% and matures on June 13, 2013. At December 31, 2012 and 2011, the total interest rate was 2.61% and 2.69%, respectively.

(21)
On October 25, 2012, the Company replaced the existing loan on the property with a new $23,400 loan that bears interest at an effective rate of 4.48% and matures on November 1, 2022.

(22)
On February 1, 2012, the Company replaced the existing loan on the property with a new $75,135 loan that bears interest at an effective rate 4.23% and matures on March 1, 2022.

(23)
The loan bears interest at LIBOR plus 2.63% and matures on January 18, 2016. At December 31, 2012 and 2011, the total interest rate was 3.04% and 3.12%, respectively.

(24)
On April 23, 2012, the property was sold by a court appointed receiver. As a result, the Company was discharged from this non-recourse loan (See Note 16—Discontinued Operations).

(25)
On October 5, 2012, the Company modified and extended the loan to November 6, 2014. The loan bears interest at LIBOR plus 1.60% until May 6, 2013 and increases to LIBOR plus 2.25% until maturity on November 6, 2014. At December 31, 2012 and 2011, the total interest rate was 2.12% and 2.13%, respectively.

(26)
The loan bears interest at LIBOR plus 3.0% and matures on April 27, 2015. At December 31, 2012 and 2011, the total interest rate was 3.51% and 3.56%, respectively.

(27)
On September 6, 2012, the Company replaced the existing loan on the property with a new $155,000 loan that bears interest at an effective rate of 4.49% and matures on October 1, 2022.

(28)
The loan bears interest at LIBOR plus 0.675% and matures on August 1, 2013. As additional collateral for the loan, the Company is required to maintain a deposit of $40,000 with the lender, which has been included in restricted cash. The interest on the deposit is not restricted. At December 31, 2012 and 2011, the total interest rate was 1.22% and 1.28%, respectively.

        Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

        Most of the Company's mortgage notes payable are secured by the properties on which they are placed and are non-recourse to the Company. As of December 31, 2012, a total of $213,466 of the mortgage notes payable could become recourse to the Company. The Company has indemnity agreements from consolidated joint venture partners for $28,208 of the guaranteed amounts.

        The Company expects all loan maturities during the next twelve months will be refinanced, restructured, extended and/or paid-off from the Company's line of credit or with cash on hand.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

10. Mortgage Notes Payable: (Continued)

        Total interest expense capitalized during the years ended December 31, 2012, 2011 and 2010 was $10,703, $11,905 and $25,664, respectively.

        Related party mortgage notes payable are amounts due to affiliates of NML. See Note 19—Related Party Transactions for interest expense associated with loans from NML.

        The estimated fair value of mortgage notes payable at December 31, 2012 and 2011 was $4,567,658 and $3,477,483, respectively, based on current interest rates for comparable loans. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

        The future maturities of mortgage notes payable are as follows:

2013	$511,366
2014	231,183
2015	646,787
2016	617,266
2017	128,890
Thereafter	2,271,987

4,407,479
Debt premium, net	29,864

$4,437,343

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

        During the years ended December 31, 2011 and 2010, the Company repurchased and retired $180,314 and $18,468, respectively, of the Senior Notes for $180,792 and $18,283, respectively, and recorded a loss on the early extinguishment of debt of $1,449 and $489, respectively. The repurchases

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

11. Bank and Other Notes Payable: (Continued)

were funded by borrowings under the Company's line of credit and/or from cash proceeds from the Company's April 2010 common stock offering. On March 15, 2012, the Company paid-off in full the $439,318 of Senior Notes then outstanding.

        The carrying value of the Senior Notes at December 31, 2011 was $437,788, which included an unamortized discount of $1,530. The unamortized discount was amortized into interest expense over the term of the Senior Notes in a manner that approximated the effective interest method. As of December 31, 2011, the effective interest rate was 5.41%. The fair value of the Senior Notes at December 31, 2011 was $437,788 based on the quoted market price on each date.

  Line of Credit:

        The Company had a $1,500,000 revolving line of credit that bore interest at LIBOR plus a spread of 0.75% to 1.10% that matured on April 25, 2011. On May 2, 2011, the Company obtained a new $1,500,000 revolving line of credit that bears interest at LIBOR plus a spread of 1.75% to 3.0% depending on the Company's overall leverage and matures on May 2, 2015 with a one-year extension option. This extension option is at the Company's discretion, subject to certain conditions, which the Company believes will be met. Based on the Company's current leverage levels, the borrowing rate on the new facility is LIBOR plus 2.0%. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2,000,000 less the outstanding balance of the $125,000 unsecured term loan as described below. As of December 31, 2012 and 2011, borrowings under the line of credit were $675,000 and $290,000, respectively, at an average interest rate of 2.76% and 2.96%, respectively. The estimated fair value (Level 2 measurement) of the line of credit at December 31, 2012 and 2011 was $675,107 and $292,366, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.

  Term Loan:

        On December 8, 2011, the Company obtained a $125,000 unsecured term loan under the line of credit that bears interest at LIBOR plus a spread of 1.95% to 3.20% depending on the Company's overall leverage and matures on December 8, 2018. Based on the Company's current leverage levels, the borrowing rate is LIBOR plus 2.20%. As of December 31, 2012 and 2011, the total interest rate was 2.57% and 2.42%, respectively. The estimated fair value (Level 2 measurement) of the term loan at December 31, 2012 and 2011 was $121,821 and $120,019, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.

  Greeley Note:

        On July 27, 2006, concurrent with the sale of Greeley Mall, the Company provided marketable securities to replace Greeley Mall as collateral for the mortgage note payable on the property (See Note 7—Marketable Securities). As a result of this transaction, the mortgage note payable was reclassified to bank and other notes payable. This note bears interest at an effective rate of 6.34% and matures in September 2013. At December 31, 2012 and 2011, the Greeley Note had a balance outstanding of $24,027 and $24,848, respectively. The estimated fair value (Level 2 measurement) of the note at December 31, 2012 and 2011 was $24,685 and $26,510, respectively, based on current interest rates for comparable loans. The method for computing fair value was determined using a

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

11. Bank and Other Notes Payable: (Continued)

present value model and an interest rate that included a credit value adjustment based on the estimated value of the collateral for the underlying debt.

        As of December 31, 2012 and 2011, the Company was in compliance with all applicable financial loan covenants.

        The future maturities of bank and other notes payable are as follows:

2013	$24,027
2016	675,000
Thereafter	125,000

$824,027

        The future maturities reflected above reflect an extension option that the Company believes will be exercised.

12. Co-Venture Arrangement:

        On September 30, 2009, the Company formed a joint venture, whereby a third party acquired a 49.9% interest in Freehold Raceway Mall and Chandler Fashion Center. As part of this transaction, the Company issued a warrant in favor of the third party to purchase 935,358 shares of common stock of the Company at an exercise price of $46.68 per share (See "Stock Warrants" in Note 14—Stockholders' Equity). The Company received approximately $174,650 in cash proceeds for the overall transaction, of which $6,496 was attributed to the warrants. The Company used the proceeds from this transaction to pay down the line of credit and for general corporate purposes.

        As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the venture formation, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The transaction has been accounted for as a profit-sharing arrangement, and accordingly the assets, liabilities and operations of the properties remain on the books of the Company and a co-venture obligation was established for the amount of $168,154, representing the net cash proceeds received from the third party less costs allocated to the warrant. The co-venture obligation is increased for the allocation of income to the co-venture partner and decreased for distributions to the co-venture partner. The co-venture obligation was $92,215 and $125,171 at December 31, 2012 and 2011, respectively.

13. Noncontrolling Interests:

        The Company allocates net income of the Operating Partnership based on the weighted average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 93% and 92% ownership interest in the Operating Partnership as of December 31, 2012 and 2011, respectively. The remaining 7% and 8% limited partnership interest as of December 31, 2012 and 2011, respectively, was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

13. Noncontrolling Interests: (Continued)

third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the ten trading days ending on the respective balance sheet date. Accordingly, as of December 31, 2012 and 2011, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $586,409 and $554,341, respectively.

        The Company issued common and cumulative preferred units of MACWH, LP in April 2005 in connection with the acquisition of the Wilmorite portfolio. The common and preferred units of MACWH, LP are redeemable at the election of the holder, the Company may redeem them for cash or shares of the Company's stock at the Company's option, and they are classified as permanent equity.

        Included in permanent equity are outside ownership interests in various consolidated joint ventures. The joint ventures do not have rights that require the Company to redeem the ownership interests in either cash or stock.

        The outside ownership interests in the Company's joint venture in Shoppingtown Mall had a purchase option for $11,366. Due to the redemption feature of the ownership interest in Shoppingtown Mall, these noncontrolling interests were included in temporary equity. The Company exercised its right to redeem the outside ownership interests in the partnership in cash and the redemption closed on September 14, 2011. On December 30, 2011, the Company conveyed Shoppingtown Mall to the mortgage note lender by a deed-in-lieu of foreclosure (See Note 16—Discontinued Operations).

14. Stockholders' Equity:

  Stock Dividend:

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

14. Stockholders' Equity: (Continued)

  Stock Warrants:

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

        On September 30, 2009, the Company issued a warrant in connection with its formation of a co-venture to own and operate Freehold Raceway Mall and Chandler Fashion Center (See Note 12—Co-Venture Arrangement.) The warrant provided for the purchase of 935,358 shares of the Company's common stock. The warrant was valued at $6,496 and recorded as a credit to additional paid-in capital. The warrant had an exercise price of $46.68 per share, with such price subject to anti-dilutive adjustments. In December 2011, holders requested a net issue exercise of 311,786 shares of the warrant and the Company elected to deliver a cash payment of $1,278 in exchange for the portion of the warrant exercised. On April 10, 2012, the holders requested a net exercise of an additional 311,786 shares of the warrant and the Company elected to deliver a cash payment of $3,448 in exchange for the portion of the warrant exercised. On October 24, 2012, the holders requested a net exercise of the remaining 311,786 shares of the warrant and the Company elected to deliver a cash payment of $3,922 in exchange for the portion of the warrant exercised.

  Stock Offerings:

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

        On August 17, 2012, the Company entered into an equity distribution agreement ("Distribution Agreement") with a number of sales agents to issue and sell, from time to time, shares of common stock, par value $0.01 per share, having an aggregate offering price of up to $500,000 (the "Shares"). Sales of the Shares, if any, may be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an "at the market" offering, which includes sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange. The Company will pay each sales agent a commission that will not exceed, but may be lower than, 2% of the gross proceeds of the Shares sold through such sales agent under the Distribution Agreement. This program is referred to herein as the at-the-market stock offering program or "ATM Program".

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

14. Stockholders' Equity: (Continued)

        During the year ended December 31, 2012, the Company sold 2,961,903 shares of common stock under the ATM Program in exchange for aggregate gross proceeds of $177,896 and net proceeds of $175,649 after commissions and other transaction costs. The proceeds from the sales were used to pay down the Company's line of credit. As of December 31, 2012, $322,104 remained available to be sold under the ATM Program. Actual future sales will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. The Company has no obligation to sell the remaining shares available for sale under the ATM Program.

  Stock Issued to Acquire Property:

        On November 28, 2012, the Company issued 535,265 restricted shares of common stock in connection with the acquisition of Kings Plaza Shopping Center (See Note 15—Acquisitions) for a value of $30,000, based on the average closing price of the Company's common stock for the ten preceding trading days.

15. Acquisitions:

  Desert Sky Mall:

        On February 28, 2011, the Company acquired the remaining 50% ownership interest in Desert Sky Mall, an 890,000 square foot regional shopping center in Phoenix, Arizona, that it did not own for $27,625. The acquisition was completed in order to gain 100% ownership and control over this well located asset. The purchase price was funded by a cash payment of $1,875 and the assumption of the third party's pro rata share of the mortgage note payable on the property of $25,750. Concurrent with the purchase of the partnership interest, the Company paid off the $51,500 loan on the property. Prior to the acquisition, the Company had accounted for its investment under the equity method (See Note 4—Investments in Unconsolidated Joint Ventures). As a result of this transaction, the Company obtained 100% ownership of Desert Sky Mall.

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

        The Company has included the gain in gain (loss) on remeasurement, sale or write down of assets, net for the year ended December 31, 2011 (See Note 6—Property).

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

  Fashion Outlets of Niagara Falls USA:

        On July 22, 2011, the Company acquired the Fashion Outlets of Niagara Falls USA, a 530,000 square foot outlet center in Niagara Falls, New York. The initial purchase price of $200,000 was funded by a cash payment of $78,579 and the assumption of the mortgage note payable with a carrying value of $121,421 and a fair value of $130,006. The cash purchase price was funded from borrowings under the Company's line of credit.

        The purchase and sale agreement includes contingent consideration based on the performance of the Fashion Outlets of Niagara Falls USA from the acquisition date through July 21, 2014 that could increase the purchase price from the initial $200,000 up to a maximum of $218,322. The Company estimated the fair value of the contingent consideration as of December 31, 2012 to be $16,083, which has been included in other accrued liabilities as part of the fair value of the total liabilities assumed.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

15. Acquisitions: (Continued)

        The following is a summary of the allocation of the fair value of the Fashion Outlets of Niagara Falls USA:

Property	$228,720
Restricted cash	5,367
Deferred charges	10,383
Other assets	3,090

Total assets acquired	247,560

Mortgage note payable	130,006
Accounts payable	231
Other accrued liabilities	38,037

Total liabilities assumed	168,274

Fair value of acquired net assets	$79,286

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

        The following is a summary of the allocation of the fair value of the SDG Acquisition Properties:

Property	$371,344
Tenant receivables	10,048
Deferred charges	30,786
Other assets	32,826

Total assets acquired	445,004

Mortgage notes payable	211,543
Accounts payable	10,416
Other accrued liabilities	18,578

Total liabilities assumed	240,537

Fair value of acquired net assets	$204,467

        The Company determined that the purchase price represented the fair value of the assets acquired and liabilities assumed.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

15. Acquisitions: (Continued)

  Capitola Kohl's:

        On April 29, 2011, the Company purchased a fee interest in a freestanding Kohl's store at Capitola Mall for $28,500. The purchase price was paid from cash on hand.

  500 North Michigan Avenue:

        On February 29, 2012, the Company acquired a 327,000 square foot mixed-use retail/office building in Chicago, Illinois ("500 North Michigan Avenue") for $70,925. The purchase price was funded from borrowings under the Company's line of credit. The acquisition was completed in order to gain control over the property adjacent to The Shops at North Bridge.

        The following is a summary of the allocation of the fair value of 500 North Michigan Avenue:

Property	$66,033
Deferred charges	7,450
Other assets	2,143

Total assets acquired	75,626

Other accrued liabilities	4,701

Total liabilities assumed	4,701

Fair value of acquired net assets	$70,925

        The Company determined that the purchase price represented the fair value of the assets acquired and liabilities assumed.

        Since the date of acquisition, the Company has included 500 North Michigan Avenue in its consolidated financial statements. The property has generated incremental revenue of $7,570 and incremental loss of $502.

  FlatIron Crossing:

        On October 3, 2012, the Company acquired the 75% ownership interest in FlatIron Crossing, a 1,443,000 square foot regional shopping center in Broomfield, Colorado, that it did not own for $310,397. The acquisition was completed in order to gain 100% ownership and control over this asset. The purchase price was funded by a cash payment of $195,900 and the assumption of the third party's share of the mortgage note payable on the property of $114,497. Prior to the acquisition, the Company had accounted for its investment under the equity method (See Note 4—Investments in Unconsolidated Joint Ventures). As a result of this transaction, the Company obtained 100% ownership of FlatIron Crossing.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

15. Acquisitions: (Continued)

        The following is a summary of the allocation of the fair value of FlatIron Crossing:

Property	$443,391
Deferred charges	25,251
Cash and cash equivalents	3,856
Other assets	2,101

Total assets acquired	474,599

Mortgage note payable	175,720
Accounts payable	366
Other accrued liabilities	11,071

Total liabilities assumed	187,157

Fair value of acquired net assets (at 100% ownership)	$287,442

        The Company determined that the purchase price represented the fair value of the additional ownership interest in FlatIron Crossing that was acquired.

Fair value of existing ownership interest (at 25% ownership)	$91,542
Carrying value of investment	(33,382)
Prior gain deferral recognized	26,067

Gain on remeasurement	$84,227

        The following is the reconciliation of the purchase price to the fair value of the acquired net assets:

Purchase price	$310,397
Less debt assumed	(114,497)
Carrying value of investment	33,382
Remeasurement gain	84,227
Less prior gain deferral	(26,067)

Fair value of acquired net assets (at 100% ownership)	$287,442

        The Company has included the gain in gain (loss) on remeasurement, sale or write down of assets, net for the year ended December 31, 2012 (See Note 6—Property). The prior gain deferral relates to the prior sale of the 75% ownership interest in FlatIron Crossing. Due to certain contractual rights that were afforded to the buyer of the interest, a portion of that gain was deferred.

        Since the date of acquisition, the Company has included FlatIron Crossing in its consolidated financial statements. FlatIron Crossing has generated incremental revenue of $11,601 and incremental earnings of $1,643.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

15. Acquisitions: (Continued)

  Arrowhead Towne Center:

        On October 26, 2012, the Company acquired the remaining 33.3% ownership interest in Arrowhead Towne Center, a 1,196,000 square foot regional shopping center in Glendale, Arizona, that it did not own for $144,400. The acquisition was completed in order to gain 100% ownership and control over this asset. The purchase price was funded by a cash payment of $69,025 and the assumption of the third party's pro rata share of the mortgage note payable on the property of $75,375. Prior to the acquisition, the Company had accounted for its investment under the equity method (See Note 4—Investments in Unconsolidated Joint Ventures). As a result of this transaction, the Company obtained 100% ownership of Arrowhead Towne Center.

        The following is a summary of the allocation of the fair value of Arrowhead Towne Center:

Property	$423,349
Deferred charges	31,500
Restricted cash	4,009
Tenant receivables	926
Other assets	4,234

Total assets acquired	464,018

Mortgage note payable	244,403
Accounts payable	815
Other accrued liabilities	10,449

Total liabilities assumed	255,667

Fair value of acquired net assets (at 100% ownership)	$208,351

        The Company determined that the purchase price represented the fair value of the additional ownership interest in Arrowhead Towne Center that was acquired.

Fair value of existing ownership interest (at 66.7% ownership)	$139,326
Carrying value of investment	(23,597)

Gain on remeasurement	$115,729

        The following is the reconciliation of the purchase price to the fair value of the acquired net assets:

Purchase price	$144,400
Less debt assumed	(75,375)
Carrying value of investment	23,597
Remeasurement gain	115,729

Fair value of acquired net assets (at 100% ownership)	$208,351

        The Company has included the gain in gain (loss) on remeasurement, sale or write down of assets, net for the year ended December 31, 2012 (See Note 6—Property).

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

15. Acquisitions: (Continued)

        Since the date of acquisition, the Company has included Arrowhead Towne Center in its consolidated financial statements. Arrowhead Towne Center has generated incremental revenue of $6,826 and incremental loss of $41.

  Kings Plaza Shopping Center:

        On November 28, 2012, the Company acquired Kings Plaza Shopping Center, a 1,198,000 square foot regional shopping center in Brooklyn, New York for a purchase price of $756,000. The purchase price was funded from a cash payment of $726,000 and the issuance of $30,000 in restricted common stock of the Company. The cash payment was provided by the placement of a mortgage note payable on the property that allowed for borrowings of up to $500,000. Concurrent with the acquisition, the Company borrowed $354,000 on the loan. On January 3, 2013, the Company exercised its option to borrow an additional $146,000 on the loan. The acquisition was completed to acquire a prominent center in Brooklyn, New York.

        The following is a summary of the allocation of the fair value of Kings Plaza Shopping Center:

Property	$714,589
Deferred charges	37,371
Other assets	29,282

Total assets acquired	781,242

Other accrued liabilities	25,242

Total liabilities assumed	25,242

Fair value of acquired net assets	$756,000

        The Company determined that the purchase price represented the fair value of the assets acquired and liabilities assumed.

        Since the date of acquisition, the Company has included Kings Plaza Shopping Center in its consolidated financial statements. The property has generated incremental revenue of $7,106 and incremental loss of $1,091.

  Pro Forma Results of Operations:

        The following unaudited pro forma total revenue and income from continuing operations for 2012 and 2011, assumes the 2012 property acquisitions took place on January 1, 2011:

	Total revenue	Income from continuing operations
Supplemental pro forma for the year ended December 31, 2012(1)	$1,000,983	$94,335
Supplemental pro forma for the year ended December 31, 2011(1)	$918,362	$230,668

(1)
This unaudited pro forma supplemental information does not purport to be indicative of what the Company's operating results would have been had the acquisitions occurred on January 1, 2011, and may not be indicative of future operating results. The Company has excluded remeasurement

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

15. Acquisitions: (Continued)

  gains and acquisition costs from these pro forma results as they are considered significant non-recurring adjustments directly attributable to the acquisitions.

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

          In June 2011, the Company recorded an impairment charge of $35,729 related to Shoppingtown Mall. As a result of the maturity default on the mortgage note payable and the corresponding reduction of the estimated holding period, the Company wrote down the carrying value of the long-lived assets to their estimated fair value of $38,968. The Company had classified the estimated fair value as a Level 3 measurement due to the highly subjective nature of computation, which involve estimates of holding period, market conditions, future occupancy levels, rental rates, capitalization rates, lease-up periods and capital improvements.

          On December 30, 2011, the Company conveyed Shoppingtown Mall to the mortgage note lender by a deed-in-lieu of foreclosure. As a result of the conveyance, the Company recognized an additional $3,929 loss on the disposal of the property.

          In March 2012, the Company recorded an impairment charge of $54,306 related to Valley View Center. As a result of the sale of the property on April 23, 2012, the Company wrote down the carrying value of the long-lived assets to their estimated fair value of $33,450 (Level 1 measurement), which was equal to the sales price of the property. On April 23, 2012, the property was sold by a court appointed receiver, which resulted in a gain on the extinguishment of debt of $104,023 (See Note 10—Mortgage Notes Payable).

          On April 30, 2012, the Company sold The Borgata, a 94,000 square foot community center in Scottsdale, Arizona, for $9,150, resulting in a loss of $1,275. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.

          On May 11, 2012, the Company sold a former Mervyn's store in Montebello, California for $20,750, resulting in a loss on the sale of $407. The Company used the proceeds from the sale for general corporate purposes.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

16. Discontinued Operations: (Continued)

          On May 17, 2012, the Company sold Hilton Village, a 80,000 square foot community center in Scottsdale, Arizona, for $24,820, resulting in a gain of $3,127. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.

          On May 31, 2012, the Company conveyed Prescott Gateway, a 584,000 square foot regional shopping center in Prescott, Arizona, to the mortgage note lender by a deed-in-lieu of foreclosure. As a result of the conveyance, the Company recognized a gain on the extinguishment of debt of $16,296 (See Note 10—Mortgage Notes Payable).

          On June 28, 2012, the Company sold Carmel Plaza, a 112,000 square foot community center in Carmel, California, for $52,000, resulting in a gain of $7,844. The Company used the proceeds from the sale to pay down its line of credit.

          The Company has classified the results of operations and gain or loss on sale for all of the above dispositions as discontinued operations for the years ended December 31, 2012, 2011 and 2010.

          Revenues from discontinued operations were $10,601, $39,931 and $47,002 for the years ended December 31, 2012, 2011 and 2010, respectively. Income (loss) from discontinued operations, including the gain (loss) from disposition of assets, net was $69,365, $(74,871) and $(10,350) for the years ended December 31, 2012, 2011 and 2010, respectively.

  17. Future Rental Revenues:

          Under existing non-cancelable operating lease agreements, tenants are committed to pay the following minimum rental payments to the Company:

Year Ending December 31,
2013	$498,634
2014	434,005
2015	379,362
2016	331,622
2017	274,886
Thereafter	904,295

$2,822,804

  18. Commitments and Contingencies:

          The Company has certain properties subject to non-cancelable operating ground leases. The leases expire at various times through 2098, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. Ground rent expenses were $8,681, $8,607 and $6,494 for the years ended December 31, 2012, 2011 and 2010, respectively. No contingent rent was incurred for the years ended December 31, 2012, 2011 or 2010.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

18. Commitments and Contingencies: (Continued)

          Minimum future rental payments required under the leases are as follows:

Year Ending December 31,
2013	$14,496
2014	13,315
2015	12,173
2016	12,201
2017	12,186
Thereafter	276,176

$340,547

          As of December 31, 2012, the Company was contingently liable for $3,757 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

          The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreement. At December 31, 2012, the Company had $41,107 in outstanding obligations, which it believes will be settled in the next twelve months.

  19. Related Party Transactions:

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

	2012	2011	2010
Management Fees	$24,007	$26,838	$26,781
Development and Leasing Fees	13,165	9,955	11,488

	$37,172	$36,793	$38,269

          Certain mortgage notes on the properties are held by NML (See Note 10—Mortgage Notes Payable). Interest expense in connection with these notes was $15,386, $16,743 and $14,254 for the years ended December 31, 2012, 2011 and 2010, respectively. Included in accounts payable and accrued expenses is interest payable to this related party of $1,264 and $1,379 at December 31, 2012 and 2011, respectively.

          As of December 31, 2012 and 2011, the Company had loans to unconsolidated joint ventures of $3,345 and $3,995, respectively. Interest income associated with these notes was $254, $276 and $184 for the years ended December 31, 2012, 2011 and 2010, respectively. These loans represent initial funds advanced to development stage projects prior to construction loan funding. Correspondingly, loan payables in the same amount have been accrued as an obligation by the various joint ventures.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

19. Related Party Transactions: (Continued)

          Due from affiliates includes $4,568 and $3,387 of unreimbursed costs and fees due from unconsolidated joint ventures under management agreements at December 31, 2012 and 2011, respectively. Due from affiliates at December 31, 2012, also includes two notes receivable from principals of AWE Talisman for a total of $12,500 that bear interest at 5.0% and mature based on the completion, refinancing or sale of Fashion Outlets of Chicago. The notes are collateralized by the principals' interests in Fashion Outlets of Chicago. AWE Talisman is considered a related party because it has an ownership interest in Fashion Outlets of Chicago. Interest income earned on the notes was $478 for the year ended December 31, 2012.

  20. Share and Unit-based Plans:

          The Company has established share and unit-based compensation plans for the purpose of attracting and retaining executive officers, directors and key employees.

  2003 Equity Incentive Plan:

        The 2003 Equity Incentive Plan ("2003 Plan") authorizes the grant of stock awards, stock options, stock appreciation rights, stock units, stock bonuses, performance-based awards, dividend equivalent rights and OP Units or other convertible or exchangeable units. As of December 31, 2012, stock awards, stock units, LTIP Units (as defined below), stock appreciation rights ("SARs") and stock options have been granted under the 2003 Plan. All stock options or other rights to acquire common stock granted under the 2003 Plan have a term of 10 years or less. These awards were generally granted based on certain performance criteria for the Company and the employees. None of the awards have performance requirements other than a service condition of continued employment unless otherwise provided. All awards are subject to restrictions determined by the Company's compensation committee. The aggregate number of shares of common stock that may be issued under the 2003 Plan is 13,825,428 shares. As of December 31, 2012, there were 6,656,505 shares available for issuance under the 2003 Plan.

  Stock Awards:

        The value of the stock awards was determined by the market price of the Company's common stock on the date of the grant. The following table summarizes the activity of non-vested stock awards during the years ended December 31, 2012, 2011 and 2010:

	2012		2011		2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of year	21,130	$40.68	63,351	$53.69	126,137	$69.53
Granted	9,639	54.43	11,350	48.47	11,664	38.58
Vested	(9,845)	35.69	(53,571)	57.36	(74,143)	78.48
Forfeited	—	—	—	—	(307)	61.17

Balance at end of year	20,924	$49.36	21,130	$40.68	63,351	$53.69

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

20. Share and Unit-based Plans: (Continued)

  Stock Units:

        The stock units represent the right to receive upon vesting one share of the Company's common stock for one stock unit. The value of the outstanding stock units was determined by the market price of the Company's common stock on the date of the grant. The following table summarizes the activity of non-vested stock units during the years ended December 31, 2012, 2011 and 2010:

	2012		2011		2010
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	576,340	$11.71	1,038,549	$7.17	1,567,597	$7.17
Granted	72,322	54.43	64,463	48.36	—	—
Vested	(533,985)	8.80	(519,272)	7.17	(529,048)	7.17
Forfeited	—	—	(7,400)	12.35	—	—

Balance at end of year	114,677	$52.19	576,340	$11.71	1,038,549	$7.17

  SARs:

        The executives have up to 10 years from the grant date to exercise the SARs. Upon exercise, the executives will receive unrestricted common shares for the appreciation in value of the SARs from the grant date to the exercise date.

        The Company determined the value of each SAR awarded during the year ended December 31, 2012 to be $9.67 using the Black-Scholes Option Pricing Model based upon the following assumptions: volatility of 25.85%, dividend yield of 3.69%, risk free rate of 1.20%, current value of $59.57 and an expected term of 8 years. The value of each of the other outstanding SARs was determined at the grant date to be $7.68 based upon the following assumptions: volatility of 22.52%, dividend yield of 5.23%, risk free rate of 3.15%, current value of $61.17 and an expected term of 8 years. The assumptions for volatility and dividend yield were based on the Company's historical experience as a publicly traded company, the current value was based on the closing price on the date of grant and the risk free rate was based upon the interest rate of the 10-year Treasury bond on the date of grant. The

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

20. Share and Unit-based Plans: (Continued)

following table summarizes the activity of SARs awards during the years ended December 31, 2012, 2011 and 2010:

	2012		2011		2010
	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price
Balance at beginning of year	1,156,985	$56.55	1,242,314	$56.56	1,324,700	$56.56
Granted	39,932	59.57	—	—	—	—
Exercised	(32,732)	56.63	—	—	—	—
Forfeited	—	—	(85,329)	56.63	(82,386)	56.63

Balance at end of year	1,164,185	$56.65	1,156,985	$56.55	1,242,314	$56.56

  Long-Term Incentive Plan Units:

        Under the Long-Term Incentive Plan ("LTIP"), each award recipient is issued a form of operating partnership units ("LTIP Units") in the Operating Partnership. Upon the occurrence of specified events and subject to the satisfaction of applicable vesting conditions, LTIP Units (after conversion into OP Units) are ultimately redeemable for common stock, or cash at the Company's option, on a one-unit for one-share basis. LTIP Units receive cash dividends based on the dividend amount paid on the common stock. The LTIP may include both market-indexed awards and service-based awards.

        On February 28, 2011, the Company granted 190,000 market-indexed LTIP Units to four executive officers at a weighted average grant date fair value of $43.30 per LTIP Unit. The new grants vested over a service period ending January 31, 2012. On February 7, 2012, the compensation committee determined that the LTIP Units granted under the LTIP on February 28, 2011 had vested at the 150% level based on the Company's percentile ranking in terms of Total Return (as defined below) per common stock share to the Total Return of a group of peer REITs during the period of February 1, 2011 to January 31, 2012. As a result, the compensation committee granted an additional 95,000 LTIP Units, which vested as of January 31, 2012.

        On February 23, 2012, the Company granted 190,000 market-indexed LTIP Units to four executive officers at a weighted average grant date fair value of $37.77 per LTIP Unit. On April 16, 2012, the Company granted 10,000 market-indexed LTIP Units to a new executive officer at a weighted average grant date fair value of $54.97 per LTIP Unit. On September 1, 2012, the Company granted 20,000 LTIP Units to a new executive officer at a weighted average fair value of $59.57 per LTIP Unit that were fully vested on the grant date.

        The market-indexed LTIP units granted in 2012 vest over a service period ending January 31, 2013 based on the percentile ranking of the Company in terms of total return to stockholders (the "Total Return") per common stock share relative to the Total Return of a group of peer REITs, as measured at the end of the measurement period.

        The fair value of the market-based LTIP Units was estimated on the date of grant using a Monte Carlo Simulation model. The stock price of the Company, along with the stock prices of the group of

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

20. Share and Unit-based Plans: (Continued)

peer REITs (for market-indexed awards), is assumed to follow the Multivariate Geometric Brownian Motion Process. Multivariate Geometric Brownian Motion is a common assumption when modeling in financial markets, as it allows the modeled quantity (in this case, the stock price) to vary randomly from its current value and take any value greater than zero. The volatilities of the returns on the share price of the Company and the peer group REITs were estimated based on a look-back period. The expected growth rate of the stock prices over the "derived service period" is determined with consideration of the risk free rate as of the grant date.

        The following table summarizes the activity of non-vested LTIP Units during the years ended December 31, 2012, 2011 and 2010:

	2012		2011		2010
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	190,000	$43.30	272,226	$50.68	252,940	$55.50
Granted	315,000	40.53	422,631	46.48	232,632	48.89
Vested	(305,000)	44.85	(504,857)	49.85	(213,346)	54.45
Forfeited	—	—	—	—	—	—

Balance at end of year	200,000	$38.63	190,000	$43.30	272,226	$50.68

  Stock Options:

        The Company measured the value of each option awarded during the year ended December 31, 2012 to be $9.67 using the Black-Scholes Option Pricing Model based upon the following assumptions: volatility of 25.85%, dividend yield of 3.69%, risk free rate of 1.20%, current value of $59.57 and an expected term of 8 years. The assumptions for volatility and dividend yield were based on the Company's historical experience as a publicly traded company, the current value was based on the closing price on the date of grant and the risk free rate was based upon the interest rate of the 10-year Treasury bond on the date of grant.

        The following table summarizes the activity of stock options for the years ended December 31, 2012, 2011 and 2010:

	2012		2011		2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance at beginning of year	2,700	$36.51	110,711	$75.08	110,711	$75.08
Granted	10,068	59.57	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	(108,011)	76.05	—	—

Balance at end of year	12,768	$54.69	2,700	$36.51	110,711	$75.08

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

20. Share and Unit-based Plans: (Continued)

  Directors' Phantom Stock Plan:

        The Directors' Phantom Stock Plan offers non-employee members of the board of directors ("Directors") the opportunity to defer their cash compensation and to receive that compensation in common stock rather than in cash after termination of service or a predetermined period. Compensation generally includes the annual retainers payable by the Company to the Directors. Deferred amounts are generally credited as units of phantom stock at the beginning of each three-year deferral period by dividing the present value of the deferred compensation by the average fair market value of the Company's common stock at the date of award. Compensation expense related to the phantom stock awards was determined by the amortization of the value of the stock units on a straight-line basis over the applicable service period. The stock units (including dividend equivalents) vest as the Directors' services (to which the fees relate) are rendered. Vested phantom stock units are ultimately paid out in common stock on a one-unit for one-share basis. To the extent elected by a Director, stock units receive dividend equivalents in the form of additional stock units based on the dividend amount paid on the common stock. The aggregate number of phantom stock units that may be granted under the Directors' Phantom Stock Plan is 500,000. As of December 31, 2012, there were 257,960 units available for grant under the Directors' Phantom Stock Plan. As of December 31, 2012, there was no unrecognized cost related to non-vested phantom stock units.

        The following table summarizes the activity of the non-vested phantom stock units for the years ended December 31, 2012, 2011 and 2010:

	2012		2011		2010
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	15,745	$34.84	29,783	$34.18	—	$—
Granted	7,896	57.29	10,534	48.51	54,602	35.33
Vested	(22,179)	45.24	(24,572)	39.89	(24,819)	36.72
Forfeited	(1,462)	33.74	—	—	—	—

Balance at end of year	—	$—	15,745	$34.84	29,783	$34.18

  Employee Stock Purchase Plan ("ESPP"):

        The ESPP authorizes eligible employees to purchase the Company's common stock through voluntary payroll deductions made during periodic offering periods. Under the ESPP common stock is purchased at a 10% discount from the lesser of the fair value of common stock at the beginning and end of the offering period. A maximum of 750,000 shares of common stock is available for purchase under the ESPP. The number of shares available for future purchase under the plan at December 31, 2012 was 587,437.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

20. Share and Unit-based Plans: (Continued)

  Other Share-Based Plans:

        Prior to the adoption of the 2003 Plan, the Company had several other share-based plans. Under these plans, the remaining 10,800 stock options were exercised during the year ended December 31, 2012. No other shares may be issued under these plans.

  Compensation:

        The following summarizes the compensation cost under the share and unit-based plans for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Stock awards	$598	$749	$3,086
Stock units	3,379	7,526	8,048
LTIP units	9,436	8,955	12,780
SARs	583	626	2,318
Stock options	21	—	402
Phantom stock units	953	980	911

	$14,970	$18,836	$27,545

        During the year ended December 31, 2010, as part of the separation agreements with two former executives, the Company modified the terms of the awards of 121,036 stock units, 2,385 stock awards, 43,204 SARs and 5,109 LTIP Units. As a result of these modifications, the Company recognized an additional $5,281 of compensation cost during the year ended December 31, 2010.

        During the year ended December 31, 2011, as part of the separation agreements with six former employees, the Company modified the terms of 61,570 stock units, 2,281 stock awards and 43,204 SARs. As a result of these modifications, the Company recognized additional compensation cost of $3,333 during the year ended December 31, 2011.

        During the year ended December 31, 2012, the Company modified the terms of 20,000 LTIP units and 54,405 SARs of a former executive officer. As a result of this modification, the Company recognized an additional compensation cost of $1,214 during the year ended December 31, 2012.

        The Company capitalized share and unit-based compensation costs of $2,646, $6,231 and $12,713 for the years ended December 31, 2012, 2011 and 2010, respectively.

        The fair value of the stock awards and stock units that vested during the years ended December 31, 2012, 2011 and 2010 was $30,454, $27,160 and $23,469, respectively. Unrecognized compensation cost of share and unit-based plans at December 31, 2012 consisted of $620 from stock awards, $2,567 from stock units, $637 from LTIP Units, $76 from stock options and $1,003 from phantom stock units.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

21. Employee Benefit Plans:

  401(k) Plan:

        The Company has a defined contribution retirement plan that covers its eligible employees (the "Plan"). The Plan is qualified in accordance with section 401(a) of the Internal Revenue Code ("Code"). Effective January 1, 1995, the Plan was amended to constitute a qualified cash or deferred arrangement under section 401(k) of the Code, whereby employees can elect to defer compensation subject to Internal Revenue Service withholding rules. This Plan was further amended effective as of February 1, 1999 to add The Macerich Company Common Stock Fund as a new investment alternative under the Plan. A total of 150,000 shares of common stock were reserved for issuance under the Plan, which was subsequently increased by an additional 500,000 shares in January 2013. Contributions by the Company to the Plan were made at the discretion of the Board of Directors and were based upon a specified percentage of employee compensation. On January 1, 2004, the Plan adopted the "Safe Harbor" provision under Sections 401(k)(12) and 401(m)(11) of the Code. In accordance with adopting these provisions, the Company makes matching contributions equal to 100 percent of the first three percent of compensation deferred by a participant and 50 percent of the next two percent of compensation deferred by a participant. During the years ended December 31, 2012, 2011 and 2010, these matching contributions made by the Company were $3,094, $3,077 and $3,502, respectively. Contributions and matching contributions to the Plan by the plan sponsor and/or participating affiliates are recognized as an expense of the Company in the period that they are made.

  Deferred Compensation Plans:

        The Company has established deferred compensation plans under which key executives of the Company may elect to defer receiving a portion of their cash compensation otherwise payable in one calendar year until a later year. The Company may, as determined by the Board of Directors in its sole discretion prior to the beginning of the plan year, credit a participant's account with a matching amount equal to a percentage of the participant's deferral. The Company contributed $648, $570 and $586 to the plans during the years ended December 31, 2012, 2011 and 2010, respectively. Contributions are recognized as compensation in the periods they are made.

22. Income Taxes:

        For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, unrecaptured Section 1250 gain and return of capital or a combination thereof. The following table details the components of the distributions, on a per share basis, for the years ended December 31:

	2012		2011		2010
Ordinary income	$0.74	33.2%	$0.85	41.5%	$0.57	27.1%
Capital gains	1.13	50.7%	0.01	0.5%	0.04	1.9%
Unrecaptured Section 1250 gain	0.36	16.1%	0.04	2.0%	—	—
Return of capital	—	—	1.15	56.0%	1.49	71.0%

Dividends paid	$2.23	100.0%	$2.05	100.0%	$2.10	100.0%

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

        The income tax benefit of the TRSs for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Current	$—	$—	$(11)
Deferred	4,159	6,110	9,213

Income tax benefit	$4,159	$6,110	$9,202

        Income tax benefit of the TRSs for the years ended December 31, 2012, 2011 and 2010 are reconciled to the amount computed by applying the Federal Corporate tax rate as follows:

	2012	2011	2010
Book loss for TRSs	$16,154	$19,558	$19,896

Tax at statutory rate on earnings from continuing operations before income taxes	$5,493	$6,650	$6,765
Other	(1,334)	(540)	2,437

Income tax benefit	$4,159	$6,110	$9,202

        The net operating loss carryforwards are currently scheduled to expire through 2032, beginning in 2021. Net deferred tax assets of $33,414 and $26,829 were included in deferred charges and other assets, net at December 31, 2012 and 2011, respectively. The tax effects of temporary differences and carryforwards of the TRSs included in the net deferred tax assets at December 31, 2012 and 2011 are summarized as follows:

	2012	2011
Net operating loss carryforwards	$33,781	$29,045
Property, primarily differences in depreciation and amortization, the tax basis of land assets and treatment of certain other costs	(1,973)	(4,442)
Other	1,606	2,226

Net deferred tax assets	$33,414	$26,829

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

22. Income Taxes: (Continued)

        The following is a reconciliation of the unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Unrecognized tax benefits at beginning of year	$—	$—	$2,420
Gross increases for tax positions of current year	—	—	—
Gross decreases for tax positions of current year	—	—	(2,420)

Unrecognized tax benefits at end of year	$—	$—	$—

        The tax years 2009 through 2011 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next 12 months.

23. Quarterly Financial Data (Unaudited):

        The following is a summary of quarterly results of operations for the years ended December 31, 2012 and 2011:

	2012 Quarter Ended				2011 Quarter Ended
	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
Revenues(1)	$251,165	$215,669	$204,545	$214,729	$208,479	$193,319	$181,299	$185,265
Net income (loss) attributable to the Company(2)	$174,247	$43,893	$133,354	$(14,068)	$163,107	$12,941	$(19,216)	$34
Net income (loss) attributable to common stockholders per share—basic	1.27	0.33	1.00	(0.11)	1.23	0.10	(0.15)	—
Net income (loss) attributable to common stockholders per share—diluted	1.27	0.33	1.00	(0.11)	1.23	0.10	(0.15)	—

(1)
Revenues as reported on the Company's Quarterly Reports on Form 10-Q have been reclassified to reflect adjustments for discontinued operations.

(2)
Net income attributable to the Company for the fourth quarter 2012 includes a remeasurement gain of $84,227 on the purchase of FlatIron Crossing and a remeasurement gain of $115,729 on the purchase of Arrowhead Towne Center (See Note 15—Acquisitions). Net income attributable to the Company for the quarter ended December 31, 2011 includes a gain of $188,264 from the SDG Transaction (See Note 4—Investments in Unconsolidated Joint Ventures) and an impairment loss of $25,216 related to the reduction of the expected holding period of certain long-lived assets (See Note 6—Property).

24. Subsequent Events:

        On January 2, 2013, the Company's joint venture in Kierland Commons replaced the existing loans on the property with a new $135,000 loan that bears interest at LIBOR plus 1.90% and matures on January 2, 2016.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

24. Subsequent Events: (Continued)

        On January 3, 2013, the Company exercised an option to borrow an additional $146,000 on the mortgage note on Kings Plaza Shopping Center.

        On January 24, 2013, the Company acquired Green Acres Mall, a 1,800,000 square foot regional shopping center in Valley Stream, New York, for a purchase price of $500,000. The purchase price was funded from the placement of a $325,000 mortgage note on the property and $175,000 from borrowings under the Company's line of credit. Pro forma information is not yet available for this acquisition, as the purchase price allocation has not yet been completed.

        On February 1, 2013, the Company announced a dividend/distribution of $0.58 per share for common stockholders and OP Unit holders of record on February 22, 2013. All dividends/distributions will be paid 100% in cash on March 8, 2013.

Report of Independent Auditors

The Board of Advisors and Partners of
Pacific Premier Retail LP:

        We have audited the accompanying consolidated financial statements of Pacific Premier Retail LP and its subsidiaries (a Delaware limited partnership), which comprise the consolidated balance sheets as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, capital and cash flows for each of the years in the three-year period ended December 31, 2012, and the related notes to the consolidated financial statements. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedule III—Real Estate and Accumulated Depreciation listed in the Index at Item 15.

Management's Responsibility for the Financial Statements

        Management is responsible for the preparation and fair presentation of these consolidated financial statements and the financial statement schedule in accordance with U.S. generally accepted accounting principles; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditors' Responsibility

        Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

        An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditors' judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

        We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

        In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Pacific Premier Retail LP and its subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in accordance with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule III—Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Los Angeles, California
February 22, 2013

PACIFIC PREMIER RETAIL LP

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2012	2011
ASSETS:
Property, net	$957,796	$980,774
Cash and cash equivalents	28,091	40,150
Restricted cash	796	1,532
Tenant receivables, net	5,821	5,549
Deferred rent receivable	12,124	11,746
Deferred charges, net	28,501	31,423
Other assets	6,613	7,052

Total assets	$1,039,742	$1,078,226

LIABILITIES AND CAPITAL:
Mortgage notes payable:
Related parties	$97,817	$157,650
Others	808,572	816,483

Total	906,389	974,133
Accounts payable	1,099	924
Accrued interest payable	3,671	4,041
Tenant security deposits	1,536	1,711
Other accrued liabilities	28,495	23,874
Due to related parties	1,180	796

Total liabilities	942,370	1,005,479

Commitments and contingencies
Capital:
Partners' capital:
General Partner	—	—
Limited Partners:
Preferred capital (500 and 250 Series A Preferred Units issued and outstanding at December 31, 2012 and 2011, respectively)	875	625
Common capital (111,691 Class A and 107,920 Class B Units issued and outstanding at December 31, 2012 and 2011)	96,572	72,178

Total partners' capital	97,447	72,803
Noncontrolling interests	(75)	(56)

Total capital	97,372	72,747

Total liabilities and capital	$1,039,742	$1,078,226

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER RETAIL LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	For the years ended December 31,
	2012	2011	2010
Revenues:
Minimum rents	$132,247	$133,191	$131,204
Percentage rents	5,390	6,124	5,487
Tenant recoveries	56,397	55,088	50,626
Other	5,650	5,248	6,688

Total revenues	199,684	199,651	194,005

Expenses:
Maintenance and repairs	13,360	12,268	12,082
Real estate taxes	17,053	16,578	16,266
Management fees	6,772	6,810	6,677
General and administrative	6,645	8,791	5,540
Ground rent	1,620	1,587	1,580
Insurance	1,874	2,070	2,008
Utilities	6,235	5,921	5,896
Security	5,599	5,516	5,419
Interest	52,139	50,174	51,796
Depreciation and amortization	43,031	41,448	38,928

Total expenses	154,328	151,163	146,192

Gain on disposition of assets	90	—	468
Loss on early extinguishment of debt	—	—	(1,352)

Net income	45,446	48,488	46,929
Less net income attributable to noncontrolling interests	171	182	212

Net income attributable to the Partnership	$45,275	$48,306	$46,717

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER RETAIL LP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For the years ended December 31,
	2012	2011	2010
Net income	$45,446	$48,488	$46,929
Other comprehensive income:
Interest rate swap/cap agreements	—	—	30

Comprehensive income	$45,446	$48,488	$46,959
Less comprehensive income attributable to noncontrolling interests	171	182	212

Comprehensive income attributable to the Partnership	$45,275	$48,306	$46,747

PACIFIC PREMIER RETAIL LP

CONSOLIDATED STATEMENTS OF CAPITAL

(Dollars in thousands)

	Partners' Capital
	General Partner's Capital	Limited Partners' Preferred Capital	Limited Partners' Common Capital	Accumulated Other Comprehensive Loss	Total Partners' Capital	Noncontrolling Interests	Total Capital
Balance at January 1, 2010	$—	$2,500	$89,048	$(30)	$91,518	$209	$91,727

Comprehensive income:
Net income	—	375	46,342	—	46,717	212	46,929
Interest rate cap agreement	—	—	—	30	30	—	30

Total comprehensive income	—	375	46,342	30	46,747	212	46,959
Distributions to Macerich PPR Corp.	—	(152)	(28,517)	—	(28,669)	—	(28,669)
Distributions to Ontario Teachers' Pension Plan Board	—	(148)	(27,554)	—	(27,702)	—	(27,702)
Distributions to noncontrolling interests	—	—	—	—	—	(567)	(567)
Other distributions	—	(75)	—	—	(75)	—	(75)
Adjustment of noncontrolling interests in the Partnership	—	—	(4)	—	(4)	4	—

Balance at December 31, 2010	—	2,500	79,315	—	81,815	(142)	81,673
Net income	—	225	48,081	—	48,306	182	48,488
Distributions to Macerich PPR Corp.	—	(76)	(29,100)	—	(29,176)	—	(29,176)
Distributions to Ontario Teachers' Pension Plan Board	—	(74)	(28,118)	—	(28,192)	—	(28,192)
Distributions to noncontrolling interests	—	—	—	—	—	(96)	(96)
Exchange of preferred units for common units	—	(2,000)	2,000	—	—	—	—
Other distributions	—	(75)	—	—	(75)	—	(75)
Series A preferred units issued	—	125	—	—	125	—	125

Balance at December 31, 2011	—	625	72,178	—	72,803	(56)	72,747

Net income	—	83	45,192	— —	45,275	171	45,446
Distributions to Macerich PPR Corp.	—	—	(39,059)	—	(39,059)	—	(39,059)
Distributions to Ontario Teachers' Pension Plan Board	—	—	(37,740)	—	(37,740)	—	(37,740)
Distributions to noncontrolling interests	—	—	—	—	—	(190)	(190)
Contributions from Macerich PPR Corp	—	—	28,481	—	28,481	—	28,481
Contributions from Ontario Teachers' Pension Plan Board	—	—	27,520	—	27,520	—	27,520
Other distributions	—	(83)	—	—	(83)	—	(83)
Series A preferred units issued	—	250	—	—	250	—	250

Balance at December 31, 2012	$—	$875	$96,572	$—	$97,447	$(75)	$97,372

The accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER RETAIL LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the years ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$45,446	$48,488	$46,929
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	127	1,297	1,088
Gain on disposition of assets	(90)	—	(468)
Depreciation and amortization	44,708	44,140	41,402
Changes in assets and liabilities:
Tenant receivables	(399)	(1,141)	19
Deferred rent receivable	(378)	241	(1,034)
Other assets	439	1,117	12,596
Accounts payable	(14)	(548)	(197)
Accrued interest payable	(370)	156	(143)
Tenant security deposits	(175)	4	(20)
Other accrued liabilities	2,402	(3,876)	4,549
Due to related parties	384	(429)	1,379

Net cash provided by operating activities	92,080	89,449	106,100

Cash flows from investing activities:
Acquisitions of property and improvements	(12,954)	(14,619)	(27,185)
Deferred leasing costs	(3,033)	(4,061)	(17,309)
Restricted cash	736	(1,532)	1,455

Net cash used in investing activities	(15,251)	(20,212)	(43,039)

Cash flows from financing activities:
Proceeds from mortgage notes payable	—	—	350,000
Payments on mortgage notes payable	(67,744)	(8,565)	(365,433)
Proceeds from issuance of Series A Preferred Units	250	125	—
Contributions	56,001	—	—
Distributions	(76,989)	(57,314)	(56,638)
Distributions to preferred unitholders	(83)	(225)	(375)
Deferred financing costs	(323)	(680)	(1,555)

Net cash used in financing activities	(88,888)	(66,659)	(74,001)

Net (decrease) increase in cash and cash equivalents	(12,059)	2,578	(10,940)
Cash and cash equivalents, beginning of year	40,150	37,572	48,512

Cash and cash equivalents, end of year	$28,091	$40,150	$37,572

Supplemental cash flow information:
Cash payment for interest, net of amounts capitalized	$50,977	$47,473	$49,814

Non-cash investing activities:
Accrued development costs included in accounts payable and other accrued liabilities	$3,367	$959	$1,735

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

        The Centers as of December 31, 2012 and their locations are as follows:

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

PACIFIC PREMIER RETAIL LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

2. Summary of Significant Accounting Policies: (Continued)

  Tenant Receivables:

        Included in tenant receivables are accrued percentage rents of $1,938 and $1,990 and an allowance for doubtful accounts of $263 and $708 at December 31, 2012 and 2011, respectively.

  Revenues:

        Minimum rental revenues are recognized on a straight-line basis over the terms of the related leases. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight-line rent adjustment." Rental income was increased (decreased) by $378, $(241), and $1,034 during the years ended December 31, 2012, 2011 and 2010, respectively, due to the straight-line rent adjustment. Percentage rents are recognized on an accrual basis and are accrued when tenants' specified sales targets have been met.

        Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred. Other tenants pay a fixed rate and these tenant recoveries are recognized into revenue on a straight-line basis over the terms of the related leases.

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

  Capitalization of Costs:

        The Partnership capitalizes costs incurred in redevelopment, development, renovation and improvement of properties. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. These capitalized costs include direct and certain indirect costs clearly associated with the project. Indirect costs include real estate taxes, insurance and certain shared administrative costs. In assessing the amounts of direct and indirect costs to be capitalized, allocations are made to projects based on estimates of the actual amount of time spent on each activity. Indirect costs not clearly associated with specific projects are expensed as period costs. Capitalized indirect costs are allocated to development and redevelopment activities based on the square footage of the portion of the building not held available for immediate occupancy. If costs and activities incurred to ready the vacant space cease, then cost capitalization is also discontinued until such activities are resumed. Once work has been completed on a vacant space,

PACIFIC PREMIER RETAIL LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

2. Summary of Significant Accounting Policies: (Continued)

project costs are no longer capitalized. For projects with extended lease-up periods, the Partnership ends the capitalization when significant activities have ceased, which does not exceed the shorter of a one-year period after the completion of the building shell or when the construction is substantially complete.

  Accounting for Impairment:

        The Partnership assesses whether an indicator of impairment in the value of its properties exists by considering expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include projected rental revenue, operating costs and capital expenditures as well as estimated holding periods and capitalization rates. If an impairment indicator exists, the determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flows analysis, with the carrying value of the related assets. The Partnership generally holds and operates its properties long-term, which decreases the likelihood of its carrying values not being recoverable. Properties classified as held for sale are measured at the lower of the carrying amount or fair value less cost to sell. There was no impairment of properties during the years ended December 31, 2012, 2011 or 2010.

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

        Included in deferred charges is accumulated amortization of $14,492 and $17,376 at December 31, 2012 and 2011, respectively.

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

        No tenants represented more than 10% of total minimum rents during the years ended December 31, 2012, 2011 or 2010.

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

3. Derivative Instruments and Hedging Activities:

        As of December 31, 2012 and 2011, the Partnership did not have any outstanding derivative instruments.

        Amounts paid (received) as a result of interest rate agreements are recorded as an addition (reduction) to (of) interest expense. The Partnership recorded other comprehensive income related to the marking-to-market of an interest rate agreement that expired during the year ended December 31, 2010 of $30.

4. Property:

        Property at December 31, 2012 and 2011 consists of the following:

	2012	2011
Land	$269,498	$269,508
Buildings and improvements	961,814	955,624
Tenant improvements	74,721	64,122
Equipment and furnishings	12,628	11,981
Construction in progress	258	3,447

	1,318,919	1,304,682
Less accumulated depreciation	(361,123)	(323,908)

	$957,796	$980,774

        Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $38,295, $37,051 and $35,018, respectively.

PACIFIC PREMIER RETAIL LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

5. Mortgage Notes Payable:

        Mortgage notes payable at December 31, 2012 and 2011 consist of the following:

	Carrying Amount of Mortgage Notes
	2012		2011
Property Pledged as Collateral	Related Party	Other	Related Party	Other	Interest Rate(a)	Monthly Payment Term(b)	Maturity Date
Lakewood Center	$—	$250,000	$—	$250,000	5.43%	1,127	2015
Los Cerritos Center(c)	97,817	97,817	99,467	99,467	4.50%	1,009	2018
Redmond Office(d)	—	—	58,183	—	—	—
Stonewood Center	—	108,904	—	111,510	4.67%	640	2017
Washington Square	—	236,851	—	240,506	6.04%	1,499	2016
Pacific Premier Retail Trust(e)	—	115,000	—	115,000	4.98%	355	2013

	$97,817	$808,572	$157,650	$816,483

(a)
The interest rate disclosed represents the effective interest rate, including the deferred finance costs.

(b)
This represents the monthly payment of principal and interest.

(c)
Half of the loan proceeds were funded by Northwestern Mutual Life ("NML"), which is a joint venture partner of the Company (See Note 6—Related Party Transactions).

(d)
The loan was paid off in full on December 31, 2012.

(e)
The credit facility is cross-collateralized by Cascade Mall, Kitsap Mall and Redmond Town Center. The total interest rate was 4.98% and 5.16% at December 31, 2012 and 2011, respectively. The Partnership expects this loan to be refinanced, restructured, extended and/or paid-off from the Partnership's cash on hand.

        Certain mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

        Total interest costs capitalized for the years ended December 31, 2012, 2011 and 2010 were $145, $126 and $380, respectively.

        The estimated fair value of mortgage notes payable at December 31, 2012 and 2011 was $965,402 and $1,044,345 respectively, based on current interest rates for comparable loans. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

PACIFIC PREMIER RETAIL LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

5. Mortgage Notes Payable: (Continued)

        The above debt matures as follows:

Year Ending December 31,	Amount
2013	$125,059
2014	10,582
2015	261,135
2016	231,547
2017	101,314
Thereafter	176,752

$906,389

6. Related Party Transactions:

        The Partnership engages Macerich Management Company ("Management Company"), which is owned by the Company, to manage the operations of the Partnership. The Management Company provides property management, leasing, corporate, redevelopment and acquisitions services to the properties of the Partnership. Under these arrangements, the Management Company is reimbursed for compensation paid to on-site employees, leasing agents and project managers at the properties, as well as insurance costs and other administrative expenses. In consideration of these services, the Management Company receives monthly management fees of 4.0% of the gross monthly rental revenue of the properties. During the years ended December 31, 2012, 2011 and 2010, the Partnership incurred management fees of $6,772, $6,810 and $6,677, respectively, to the Management Company.

        A portion of the mortgage note payable collateralized by Los Cerritos Center and the mortgage note that was collateralized by Redmond Office are held by NML, one of the Company's joint venture partners. In connection with these notes, interest expense was $8,706, $6,649 and $4,536, during the years ended December 31, 2012, 2011 and 2010, respectively.

7. Income Taxes:

        The Partnership is not subject to entity level taxation. The Partnership's income or loss is includable in the tax returns of the partners, who are responsible for reporting their share of partnership income or loss.

        The Partnership's income consists almost entirely of dividends received from certain of its subsidiaries which have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Subsidiaries"). In order to qualify as a REIT, each of the Subsidiaries must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of their taxable income to the Partnership and their other unitholders. It is the Partnership's current intention to adhere to these requirements and maintain each of the Subsidiaries' status as a REIT. As a REIT, each Subsidiary generally is not subject to corporate level federal income tax on net income distributed currently to its unitholders. As such, no provision for federal income taxes has been included in the accompanying consolidated financial statements for the Subsidiaries. If any Subsidiary fails to qualify as a REIT in any taxable year, then it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a

PACIFIC PREMIER RETAIL LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

7. Income Taxes: (Continued)

REIT for four subsequent taxable years. Even if the Subsidiaries qualify for taxation as a REIT, they may be subject to certain state and local taxes on income and property and to federal income and excise taxes on their undistributed taxable income, if any.

        For income tax purposes, distributions from the Subsidiaries consist of ordinary income, capital gains, return of capital or a combination thereof. Some portion of the distributions received by the Partnership from the Subsidiaries may be held by the Partnership in order to pay routine operating expenses and maintain adequate reserves consistent with prudent business practice. The following table details the components of the distributions from the Subsidiaries that have made distributions, on a per share basis, for the years ended December 31:

	2012		2011		2010
Pacific Premier Retail Trust
Ordinary income	$252.01	74.3%	$258.64	99.5%	$237.04	92.8%
Return of capital	87.23	25.7%	1.22	0.5%	18.28	7.2%

Dividends paid	$339.24	100.0%	$259.86	100.0%	$255.32	100.0%

	2012		2011		2010
PPRT Redmond Office REIT I LP
Ordinary income	$92.19	83.1%	—	—	—	—
Return of capital	18.81	16.9%	—	—	—	—

Dividends paid	$111.00	100.0%	—	—	—	—

        The Partnership follows the authoritative guidance on accounting for and disclosure of uncertainty in tax positions, which requires the Partnership to determine whether a tax position of the Partnership is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Management has determined that there was no effect on the financial statements of the Partnership for the year ended December 31, 2012 from this guidance. The tax years 2009 through 2011 remain open to examination by the taxing jurisdictions in which the Partnership is subject. The Partnership does not expect that the total amount of unrecognized tax benefit will materially change within the next 12 months.

PACIFIC PREMIER RETAIL LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

8. Future Rental Revenues:

        Under existing non-cancelable operating lease agreements, tenants are committed to pay the following minimum rental payments to the Partnership:

Year Ending December 31,	Amount
2013	$116,648
2014	93,874
2015	80,001
2016	66,362
2017	54,291
Thereafter	193,539

$604,715

9. Preferred Units:

        On October 6, 1999, the Trust issued 125 Series A Preferred Units of Beneficial Interest ("Preferred Units") for proceeds totaling $500 in a private placement. The Preferred Units pay a semiannual dividend equal to $300 per unit. On October 26, 1999, the Trust issued 254 and 246 additional Preferred Units to the Corp and Ontario Teachers, respectively. The Preferred Units can be redeemed by the Trust at any time with 15 days notice for $4,000 per unit plus accumulated and unpaid dividends and the applicable redemption premium. The Preferred Units have limited voting rights.

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

        On October 25, 2012, PPRT Kitsap Mall REIT I LP ("Kitsap Mall REIT"), an affiliate of the Partnership, issued 125 Preferred Units to qualified purchasers. These units can be redeemed by the Kitsap Mall REIT at any time for $1,000 per unit plus any accumulated but unpaid dividends and the applicable redemption premium. These Preferred Units pay an annual dividend equal to $125 per unit.

        On October 25, 2012, PPRT Redmond Retail REIT I LP ("Redmond Retail REIT"), an affiliate of the Partnership, issued 125 Preferred Units to qualified purchasers. These units can be redeemed by the Redmond Retail REIT at any time for $1,000 per unit plus any accumulated but unpaid dividends and the applicable redemption premium. These Preferred Units pay an annual dividend equal to $125 per unit.

10. Commitments:

        The Partnership has certain properties subject to non-cancelable operating ground leases. The leases expire at various times through 2069, subject in some cases to options to extend the terms of the

PACIFIC PREMIER RETAIL LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

10. Commitments: (Continued)

lease. Ground rent expense was $1,620, $1,587 and $1,580 for the years ended December 31, 2012, 2011 and 2010, respectively.

        Minimum future rental payments required under the leases are as follows:

Year Ending December 31,	Amount
2013	$1,632
2014	1,632
2015	1,632
2016	1,632
2017	1,632
Thereafter	64,731

$72,891

11. Noncontrolling Interests:

        Included in permanent equity are outside ownership interests in Los Cerritos Center and Stonewood Center. The joint venture partners do not have rights that require the Partnership to redeem the ownership interests in either cash or stock.

THE MACERICH COMPANY

Schedule III—Real Estate and Accumulated Depreciation

December 31, 2012

(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
				Cost Capitalized Subsequent to Acquisition							Total Cost Net of Accumulated Depreciation
Shopping Centers/Entities	Land	Building and Improvements	Equipment and Furnishings		Land	Building and Improvements	Equipment and Furnishings	Construction in Progress	Total	Accumulated Depreciation
Arrowhead Towne Center	$36,687	$386,662	$—	$350	$36,687	$386,817	$195	$—	$423,699	$1,892	$421,807
Black Canyon Auto Park	20,600	—	—	4,052	14,141	—	—	10,511	24,652	—	24,652
Capitola Mall	20,395	59,221	—	9,314	20,392	66,942	1,388	208	88,930	25,791	63,139
Chandler Fashion Center	24,188	223,143	—	10,963	24,188	230,500	3,507	99	258,294	68,444	189,850
Chesterfield Towne Center	18,517	72,936	2	42,325	18,517	112,217	3,027	19	133,780	61,654	72,126
Danbury Fair Mall	130,367	316,951	—	86,798	142,751	386,153	4,897	315	534,116	78,546	455,570
Deptford Mall	48,370	194,250	—	30,399	61,029	208,957	1,482	1,551	273,019	37,334	235,685
Desert Sky Mall	9,447	37,245	12	1,275	9,447	38,017	506	9	47,979	2,580	45,399
Eastland Mall	22,050	151,605	—	1,463	22,066	152,804	248	—	175,118	4,672	170,446
Estrella Falls	10,550	—	—	71,395	10,747	38	—	71,160	81,945	7	81,938
Fashion Outlets of Chicago	—	—	—	164,902	—	—	—	164,902	164,902	—	164,902
Fashion Outlets of Niagara Falls USA	18,581	210,139	—	8,519	18,581	209,842	31	8,785	237,239	11,218	226,021
Fiesta Mall	19,445	99,116	—	32,395	31,968	118,790	198	—	150,956	29,207	121,749
Flagstaff Mall	5,480	31,773	—	16,729	5,480	48,104	398	—	53,982	13,052	40,930
Flagstaff Mall, The Marketplace at	—	—	—	52,836	—	52,830	6	—	52,836	11,745	41,091
FlatIron Crossing	109,851	333,540	—	983	102,339	334,387	61	7,587	444,374	3,119	441,255
Freehold Raceway Mall	164,986	362,841	—	91,128	168,098	447,671	2,667	519	618,955	104,446	514,509
Fresno Fashion Fair	17,966	72,194	—	44,653	17,966	115,242	1,605	—	134,813	47,718	87,095
Great Northern Mall	12,187	62,657	—	7,229	12,635	68,970	468	—	82,073	17,810	64,263
Green Tree Mall	4,947	14,925	332	35,712	4,947	50,093	876	—	55,916	39,538	16,378
Kings Plaza Shopping Center	209,041	485,548	20,000	465	209,041	485,884	20,123	6	715,054	1,311	713,743
La Cumbre Plaza	18,122	21,492	—	22,523	17,280	44,457	208	192	62,137	16,152	45,985
Lake Square Mall	6,386	14,739	—	92	6,390	14,713	114	—	21,217	540	20,677

See accompanying report of independent registered public accounting firm

THE MACERICH COMPANY

Schedule III—Real Estate and Accumulated Depreciation (Continued)

December 31, 2012

(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
				Cost Capitalized Subsequent to Acquisition							Total Cost Net of Accumulated Depreciation
Shopping Centers/Entities	Land	Building and Improvements	Equipment and Furnishings		Land	Building and Improvements	Equipment and Furnishings	Construction in Progress	Total	Accumulated Depreciation
Macerich Management Co.	—	8,685	26,562	39,297	1,878	6,425	64,178	2,063	74,544	51,860	22,684
MACWH, LP	—	25,771	—	24,807	11,557	31,267	164	7,590	50,578	5,735	44,843
Mervyn's (former locations)	27,281	109,769	—	18,394	27,280	127,275	313	576	155,444	19,756	135,688
Northgate Mall	8,400	34,865	841	98,917	13,414	126,308	3,111	190	143,023	49,406	93,617
Northridge Mall	20,100	101,170	—	13,375	20,100	112,913	1,233	399	134,645	32,038	102,607
NorthPark Mall	7,746	74,661	—	2,805	7,885	77,174	53	100	85,212	2,758	82,454
Oaks, The	32,300	117,156	—	233,662	56,064	324,318	2,242	494	383,118	75,857	307,261
Pacific View	8,697	8,696	—	127,568	7,854	135,357	1,750	—	144,961	44,823	100,138
Panorama Mall	4,373	17,491	—	6,640	4,857	22,801	421	425	28,504	7,179	21,325
Paradise Valley Mall	24,565	125,996	—	41,842	35,921	154,132	2,163	187	192,403	46,139	146,264
Paradise Village Ground Leases	8,880	2,489	—	(6,264)	3,870	1,235	—	—	5,105	280	4,825
Promenade at Casa Grande	15,089	—	—	100,944	11,360	104,626	47	—	116,033	23,513	92,520
Paradise Village Office Park II	1,150	1,790	—	3,574	2,300	3,919	295	—	6,514	2,190	4,324
Rimrock Mall	8,737	35,652	—	13,775	8,737	48,696	731	—	58,164	21,097	37,067
Rotterdam Square	7,018	32,736	—	3,408	7,285	35,612	265	—	43,162	9,766	33,396
Salisbury, The Centre at	15,290	63,474	31	27,334	15,284	89,609	1,236	—	106,129	38,657	67,472
Santa Monica Place	26,400	105,600	—	283,344	48,374	359,314	7,499	157	415,344	35,291	380,053
SanTan Adjacent Land	29,414	—	—	4,756	29,506	—	—	4,664	34,170	—	34,170
SanTan Village Regional Center	7,827	—	—	189,997	6,344	190,778	702	—	197,824	51,864	145,960
Somersville Towne Center	4,096	20,317	1,425	13,647	4,099	34,785	554	47	39,485	22,962	16,523
SouthPark Mall	7,035	38,215	—	134	7,017	38,235	32	100	45,384	1,678	43,706
South Plains Mall	23,100	92,728	—	28,258	23,100	120,031	955	—	144,086	44,283	99,803
South Towne Center	19,600	78,954	—	27,389	20,360	104,112	1,320	151	125,943	43,025	82,918
Southridge Mall	6,764	—	—	11,615	6,302	2,212	10	9,855	18,379	34	18,345
Tangerine (Marana), The Shops at	36,158	—	—	(2,283)	16,922	—	—	16,953	33,875	—	33,875
The Macerich Partnership, L.P.	—	2,534	—	14,276	902	7,461	6,378	2,069	16,810	3,038	13,772
Towne Mall	6,652	31,184	—	2,515	6,877	33,238	236	—	40,351	9,099	31,252

See accompanying report of independent registered public accounting firm

THE MACERICH COMPANY

Schedule III—Real Estate and Accumulated Depreciation (Continued)

December 31, 2012

(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
				Cost Capitalized Subsequent to Acquisition							Total Cost Net of Accumulated Depreciation
Shopping Centers/Entities	Land	Building and Improvements	Equipment and Furnishings		Land	Building and Improvements	Equipment and Furnishings	Construction in Progress	Total	Accumulated Depreciation
Tucson La Encantada	12,800	19,699	—	55,358	12,800	74,865	192	—	87,857	32,158	55,699
Twenty Ninth Street	—	37,843	64	210,409	23,599	223,790	927	—	248,316	77,382	170,934
Valley Mall	16,045	26,098	—	3,557	15,616	30,035	47	2	45,700	1,074	44,626
Valley River Center	24,854	147,715	—	13,449	24,854	159,558	1,303	303	186,018	34,257	151,761
Victor Valley, Mall of	15,700	75,230	—	40,432	20,080	108,829	1,566	887	131,362	25,341	106,021
Vintage Faire Mall	14,902	60,532	—	53,086	17,647	109,736	1,137	—	128,520	47,060	81,460
Westside Pavilion	34,100	136,819	—	70,422	34,100	201,394	5,674	173	241,341	74,948	166,393
Wilton Mall	19,743	67,855	—	12,981	19,810	76,359	1,105	3,305	100,579	17,518	83,061
500 North Michigan Avenue	12,851	55,358	—	197	12,851	55,482	32	41	68,406	1,933	66,473
Other land and development properties	44,686	4,420	—	50,325	31,125	8,568	83	59,655	99,431	2,385	97,046

	1,480,516	4,912,479	49,269	2,570,442	1,572,621	6,913,877	149,959	376,249	9,012,706	1,533,160	7,479,546

See accompanying report of independent registered public accounting firm

THE MACERICH COMPANY

Schedule III—Real Estate and Accumulated Depreciation (Continued)

December 31, 2012

(Dollars in thousands)

        Depreciation of the Company's investment in buildings and improvements reflected in the consolidated statements of operations are calculated over the estimated useful lives of the asset as follows:

Buildings and improvements	5 - 40 years
Tenant improvements	5 - 7 years
Equipment and furnishings	5 - 7 years

        The changes in total real estate assets for the three years ended December 31, 2012 are as follows:

	2012	2011	2010
Balances, beginning of year	$7,489,735	$6,908,507	$6,697,259
Additions	1,909,530	784,717	239,362
Dispositions and retirements	(386,559)	(203,489)	(28,114)

Balances, end of year	$9,012,706	$7,489,735	$6,908,507

        The changes in accumulated depreciation for the three years ended December 31, 2012 are as follows:

	2012	2011	2010
Balances, beginning of year	$1,410,692	$1,234,380	$1,039,320
Additions	241,231	223,630	206,913
Dispositions and retirements	(118,763)	(47,318)	(11,853)

Balances, end of year	$1,533,160	$1,410,692	$1,234,380

See accompanying report of independent registered public accounting firm

PACIFIC PREMIER RETAIL LP

Schedule III—Real Estate and Accumulated Depreciation

December 31, 2012

(Dollars in thousands)

	Initial Cost to Partnership				Gross Amount at Which Carried at Close of Period
				Cost Capitalized Subsequent to Acquisition							Total Cost Net of Accumulated Depreciation
Shopping Centers Entities	Land	Building and Improvements	Equipment and Furnishings		Land	Building and Improvements	Furniture, Fixtures and Equipment	Construction in Progress	Total	Accumulated Depreciation
Cascade Mall	$8,200	$32,843	$—	$6,087	$8,200	$37,802	$1,128	$—	$47,130	$15,045	$32,085
Creekside Crossing	620	2,495	—	335	620	2,830	—	—	3,450	1,023	2,427
Cross Court Plaza	1,400	5,629	—	432	1,400	6,061	—	—	7,461	2,333	5,128
Kitsap Mall	13,590	56,672	—	8,753	13,486	64,977	552	—	79,015	24,822	54,193
Kitsap Place	1,400	5,627	—	3,008	1,400	8,635	—	—	10,035	3,003	7,032
Lakewood Center	48,025	125,759	—	92,662	58,657	206,048	1,741	—	266,446	65,480	200,966
Los Cerritos Center	65,179	146,497	—	58,917	75,882	191,739	2,757	215	270,593	58,407	212,186
North Point Plaza	1,400	5,627	—	681	1,400	6,308	—	—	7,708	2,530	5,178
Redmond Town Center	18,381	73,868	—	24,175	17,850	97,689	842	43	116,424	36,334	80,090
Redmond Office	20,676	90,929	—	16,673	20,676	107,602	—	—	128,278	36,354	91,924
Stonewood Center	30,902	72,104	—	13,134	30,902	83,061	2,177	—	116,140	31,517	84,623
Washington Square	33,600	135,084	—	77,003	33,600	208,719	3,368	—	245,687	78,866	166,821
Washington Square Too	4,000	16,087	—	465	5,425	15,064	63	—	20,552	5,409	15,143

	$247,373	$769,221	$—	$302,325	$269,498	$1,036,535	$12,628	$258	$1,318,919	$361,123	$957,796

See accompanying report of independent auditors

PACIFIC PREMIER RETAIL LP

Schedule III—Real Estate and Accumulated Depreciation (Continued)

December 31, 2012

(Dollars in thousands)

        Depreciation of the Partnership's investment in buildings and improvements reflected in the consolidated statements of operations are calculated over the estimated useful lives of the asset as follows:

Buildings and improvements	5 - 40 years
Tenant improvements	5 - 7 years
Equipment and furnishings	5 - 7 years

        The changes in total real estate assets for the three years ended December 31, 2012 are as follows:

	2012	2011	2010
Balances, beginning of year	$1,304,682	$1,292,790	$1,268,551
Additions	15,476	13,843	26,715
Dispositions and retirements	(1,239)	(1,951)	(2,476)

Balances, end of year	$1,318,919	$1,304,682	$1,292,790

        The changes in accumulated depreciation for the three years ended December 31, 2012 are as follows:

	2012	2011	2010
Balances, beginning of year	$323,908	$288,787	$255,987
Additions	38,295	37,051	35,017
Dispositions and retirements	(1,080)	(1,930)	(2,217)

Balances, end of year	$361,123	$323,908	$288,787

See accompanying report of independent auditors

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2013.

THE MACERICH COMPANY
By	/s/ ARTHUR M. COPPOLA Arthur M. Coppola Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ARTHUR M. COPPOLA Arthur M. Coppola	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2013
/s/ DANA K. ANDERSON Dana K. Anderson	Vice Chairman of the Board	February 22, 2013
/s/ EDWARD C. COPPOLA Edward C. Coppola	President and Director	February 22, 2013
/s/ DOUGLAS ABBEY Douglas Abbey	Director	February 22, 2013
/s/ DIANA LAING Diana Laing	Director	February 22, 2013
/s/ FREDERICK HUBBELL Frederick Hubbell	Director	February 22, 2013
/s/ STANLEY MOORE Stanley Moore	Director	February 22, 2013

Signature	Capacity	Date

/s/ DR. WILLIAM SEXTON Dr. William Sexton	Director	February 22, 2013
/s/ MASON ROSS Mason Ross	Director	February 22, 2013
/s/ ANDREA STEPHEN Andrea Stephen	Director	February 22, 2013
/s/ THOMAS E. O'HERN Thomas E. O'Hern	Senior Executive Vice President, Treasurer and Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)	February 22, 2013

EXHIBIT INDEX

Exhibit Number	Description
2.1	Contribution Agreement and Joint Escrow Instructions, dated October 21, 2012, by and among Alexander's Kings Plaza, LLC, Alexander's of Kings, LLC, Kings Parking, LLC and Brooklyn Kings Plaza LLC (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date November 28, 2012).

2.2	Agreement of Sale and Purchase, dated October 21, 2012, by and among Green Acres Mall, L.L.C. and Valley Stream Green Acres LLC (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date January 24, 2013).

3.1	Articles of Amendment and Restatement of the Company (incorporated by reference as an exhibit to the Company's Registration Statement on Form S-11, as amended (No. 33-68964)).

3.1.1	Articles Supplementary of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date May 30, 1995).

3.1.2	Articles Supplementary of the Company (with respect to the first paragraph) (incorporated by reference as an exhibit to the Company's 1998 Form 10-K).

3.1.3	Articles Supplementary of the Company (Series D Preferred Stock) (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date July 26, 2002).

3.1.4	Articles Supplementary of the Company (incorporated by reference as an exhibit to the Company's Registration Statement on Form S-3, as amended (No. 333-88718)).

3.1.5	Articles of Amendment (declassification of Board) (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

3.1.6	Articles Supplementary (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date February 5, 2009).

3.1.7	Articles of Amendment (increased authorized shares) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date January 26, 2012).

4.1	Form of Common Stock Certificate (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, as amended, event date November 10, 1998).

4.2	Form of Preferred Stock Certificate (Series D Preferred Stock) (incorporated by reference as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-107063)).

10.1	Amended and Restated Limited Partnership Agreement for the Operating Partnership dated as of March 16, 1994 (incorporated by reference as an exhibit to the Company's 1996 Form 10-K).

10.1.1	Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated June 27, 1997 (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date June 20, 1997).

Exhibit Number		Description
10.1.2		Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated November 16, 1997 (incorporated by reference as an exhibit to the Company's 1997 Form 10-K).

10.1.3		Fourth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated February 25, 1998 (incorporated by reference as an exhibit to the Company's 1997 Form 10-K).

10.1.4		Fifth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated February 26, 1998 (incorporated by reference as an exhibit to the Company's 1997 Form 10-K).
10.1.5		Sixth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated June 17, 1998 (incorporated by reference as an exhibit to the Company's 1998 Form 10-K).

10.1.6		Seventh Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated December 23, 1998 (incorporated by reference as an exhibit to the Company's 1998 Form 10-K).

10.1.7		Eighth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated November 9, 2000 (incorporated by reference as an exhibit to the Company's 2000 Form 10-K).

10.1.8		Ninth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated July 26, 2002 (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K event date July 26, 2002).

10.1.9		Tenth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated October 26, 2006 (incorporated by reference as an exhibit to the Company's 2006 Form 10-K).

10.1.10		Eleventh Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership dated as of March 16, 2007 (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date March 16, 2007).

10.1.11		Twelfth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership dated as of April 30, 2009 (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.1.12		Thirteenth Amendment to the Amended and Restated Limited Partnership Agreement of the Operating Partnership dated as of October 29, 2009 (incorporated by reference as an exhibit to the Company's 2009 Form 10-K).

10.1.13		Form of Fourteenth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date April 25, 2005).

10.2	*	Separation Agreement and Mutual Release of Claims between the Company and Tracey Gotsis dated May 31, 2011 (includes Consulting Agreement between the Company and Ms. Gotsis which became effective June 1, 2011) (incorporated by reference as an exhibit to the Company's 2011 Form 10-K).

10.3	*	Amended and Restated 1994 Incentive Plan (incorporated by reference as an exhibit to the Company's 1997 Form 10-K).

Exhibit Number		Description
10.3.1	*	Amendment to the Amended and Restated 1994 Incentive Plan dated as of March 31, 2001 (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.3.2	*	Amendment to the Amended and Restated 1994 Incentive Plan (October 29, 2003) (incorporated by reference as an exhibit to the Company's 2003 Form 10-K).

10.4	*	1994 Eligible Directors' Stock Option Plan (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

10.4.1	*	Amendment to 1994 Eligible Directors Stock Option Plan (October 29, 2003) (incorporated by reference as an exhibit to the Company's 2003 Form 10-K).

10.5	*	Amended and Restated Deferred Compensation Plan for Executives (2003) (incorporated by reference as an exhibit to the Company's 2003 Form 10-K).

10.5.1	*	Amendment Number 1 to Amended and Restated Deferred Compensation Plan for Executives (October 30, 2008) (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.5.2	*	Amendment Number 2 to Amended and Restated Deferred Compensation Plan for Executives (May 1, 2011) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.5.3	*	Amendment Number 3 to Amended and Restated Deferred Compensation Plan for Executives (September 27, 2012) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.6	*	Amended and Restated Deferred Compensation Plan for Senior Executives (2003) (incorporated by reference as an exhibit to the Company's 2003 Form 10-K).

10.6.1	*	Amendment Number 1 to Amended and Restated Deferred Compensation Plan for Senior Executives (October 30, 2008) (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.6.2	*	Amendment Number 2 to Amended and Restated Deferred Compensation Plan for Senior Executives (May 1, 2011) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.6.3	*	Amendment Number 3 to Amended and Restated Deferred Compensation Plan for Senior Executives (September 27, 2012) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.7	*	Eligible Directors' Deferred Compensation/Phantom Stock Plan (as amended and restated as of February 4, 2010) (incorporated by reference as an exhibit to the Company's 2009 Form 10-K).

10.8	*	2013 Deferred Compensation Plan for Executives (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.9	*	Deferred Compensation Plan Rabbi Trust between the Company and Wilmington Trust, National Association, effective as of October 1, 2012 (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

Exhibit Number	Description
10.10	Registration Rights Agreement, dated as of March 16, 1994, between the Company and The Northwestern Mutual Life Insurance Company (incorporated by reference as an exhibit to the Company's 1996 Form 10-K).

10.11	Registration Rights Agreement, dated as of March 16, 1994, among the Company and Mace Siegel, Dana K. Anderson, Arthur M. Coppola and Edward C. Coppola (incorporated by reference as an exhibit to the Company's 1996 Form 10-K).

10.12	[Intentionally omitted]

10.13	Incidental Registration Rights Agreement dated March 16, 1994 (incorporated by reference as an exhibit to the Company's 1996 Form 10-K).

10.14	Incidental Registration Rights Agreement dated as of July 21, 1994 (incorporated by reference as an exhibit to the Company's 1997 Form 10-K).

10.15	Incidental Registration Rights Agreement dated as of August 15, 1995 (incorporated by reference as an exhibit to the Company's 1997 Form 10-K).

10.16	Incidental Registration Rights Agreement dated as of December 21, 1995 (incorporated by reference as an exhibit to the Company's 1997 Form 10-K).

10.17	List of Omitted Incidental/Demand Registration Rights Agreements (incorporated by reference as an exhibit to the Company's 1997 Form 10-K).

10.18	Redemption, Registration Rights and Lock-Up Agreement dated as of July 24, 1998 between the Company and Harry S. Newman, Jr. and LeRoy H. Brettin (incorporated by reference as an exhibit to the Company's 1998 Form 10-K).

10.19	Form of Indemnification Agreement between the Company and its executive officers and directors (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.20	Form of Registration Rights Agreement with Series D Preferred Unit Holders (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date July 26, 2002).

10.20.1	List of Omitted Registration Rights Agreements (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date July 26, 2002).

10.21	$1,500,000,000 Revolving Loan Facility Credit Agreement, dated as of May 2, 2011, by and among the Operating Partnership, the Company and the other guarantors party thereto, Deutsche Bank Trust Company Americas, as administrative agent and as collateral agent, Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as joint lead arrangers and joint bookrunning managers; JP Morgan Chase Bank, N.A., as syndication agent, and various lenders party thereto (includes the form of pledge and security agreement) (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date May 2, 2011).

10.21.1	First Amendment dated as of December 8, 2011 to the $1,500,000,000 Revolving Loan Facility Credit Agreement (incorporated by reference as an exhibit to the Company's 2011 Form 10-K).

Exhibit Number		Description
10.21.2		Joinder Agreement dated as of December 8, 2011, by and among Wells Fargo Bank, the Operating Partnership, the Guarantors party hereto, and Deutsche Bank Trust Company Americas, as administrative agent (includes Amended Credit Agreement as Exhibit 1, amended as of December 8, 2011) (incorporated by reference as an exhibit to the Company's 2011 Form 10-K).

10.22		Unconditional Guaranty, dated as of May 2, 2011, by and between the Company and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date May 2, 2011).

10.22.1		Unconditional Guaranty, dated as of May 2, 2011, by and among the Guarantors and Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date May 2, 2011).

10.23		[Intentionally omitted]

10.24		Tax Matters Agreement dated as of July 26, 2002 between The Macerich Partnership L.P. and the Protected Partners (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.24.1		Tax Matters Agreement (Wilmorite) (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date April 25, 2005).

10.25	*	2000 Incentive Plan effective as of November 9, 2000 (including 2000 Cash Bonus/Restricted Stock Program and Stock Unit Program and Award Agreements) (incorporated by reference as an exhibit to the Company's 2000 Form 10-K).

10.25.1	*	Amendment to the 2000 Incentive Plan dated March 31, 2001 (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.25.2	*	Amendment to 2000 Incentive Plan (October 29, 2003) (incorporated by reference as an exhibit to the Company's 2003 Form 10-K).

10.26	*	Form of Stock Option Agreements under the 2000 Incentive Plan (incorporated by reference as an exhibit to the Company's 2000 Form 10-K).

10.27	*	2003 Equity Incentive Plan, as amended and restated as of June 8, 2009 (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date June 12, 2009).

10.27.1	*	Amended and Restated Cash Bonus/Restricted Stock/Stock Unit and LTIP Unit Award Program under the 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2010 Form 10-K).

10.27.2	*	Form of Restricted Stock Award Agreement under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.27.3	*	Form of Stock Unit Award Agreement under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2011 Form 10-K).

10.27.4	*	Form of Employee Stock Option Agreement under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

Exhibit Number		Description
10.27.5	*	Form of Non-Qualified Stock Option Grant under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.27.6	*	Form of Restricted Stock Award Agreement for Non-Management Directors (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.27.7	*	Form of LTIP Award Agreement under 2003 Equity Incentive Plan (Service-Based) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.27.8	*	Form of Stock Appreciation Right under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.27.9	*	Form of LTIP Unit Award Agreement under 2003 Equity Incentive Plan (Performance-Based) (incorporated by reference as an exhibit to the Company's 2011 Form 10-K).

10.27.10	*	Form of LTIP Unit Award Agreement under 2003 Equity Incentive Plan (Performance-Based/Outperformance) (incorporated by reference as an exhibit to the Company's 2011 Form 10-K).

10.28	*	Employee Stock Purchase Plan (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.28.1	*	Amendment 2003-1 to Employee Stock Purchase Plan (October 29, 2003) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.28.2	*	Amendment 2010-1 to Employee Stock Purchase Plan (incorporated by reference as an exhibit to the Company's 2010 Form 10-K).

10.29	*	Form of Management Continuity Agreement (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.29.1	*	List of Omitted Management Continuity Agreements (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.29.2	*	Management Continuity Agreement between the Company and Thomas J. Leanse, effective January 1, 2013 (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.30	*	Employment Agreement between the Company, The Macerich Partnership, L.P. and Thomas J. Leanse, effective as of September 1, 2012 (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.31		Registration Rights Agreement dated as of December 18, 2003 by the Operating Partnership, the Company and Taubman Realty Group Limited Partnership (Registration rights assigned by Taubman to three assignees) (incorporated by reference as an exhibit to the Company's 2003 Form 10-K).

10.32		2005 Amended and Restated Agreement of Limited Partnership of MACWH, LP dated as of April 25, 2005 (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date April 25, 2005).

10.33		Registration Rights Agreement dated as of April 25, 2005 among the Company and the persons names on Exhibit A thereto (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date April 25, 2005).

Exhibit Number		Description

10.34	*	Description of Director and Executive Compensation Arrangements

21.1		List of Subsidiaries

23.1		Consent of Independent Registered Public Accounting Firm (KPMG LLP)

31.1		Section 302 Certification of Arthur Coppola, Chief Executive Officer

31.2		Section 302 Certification of Thomas O'Hern, Chief Financial Officer

32.1		Section 906 Certifications of Arthur Coppola and Thomas O'Hern
101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

*
Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.