Form 10-Q
period 2013-03-31
MACERICH CO
filed 2013-05-06
CIK 912242

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

YES ☐        NO ☒

        Number of shares outstanding as of May 3, 2013 of the registrant's common stock, par value $0.01 per share: 137,498,591 shares

THE MACERICH COMPANY

FORM 10-Q

INDEX

THE MACERICH COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS:
Property, net	$7,932,563	$7,479,546
Cash and cash equivalents	68,814	65,793
Restricted cash	78,128	78,658
Marketable securities	23,612	23,667
Tenant and other receivables, net	99,767	103,744
Deferred charges and other assets, net	579,302	565,130
Loans to unconsolidated joint ventures	3,366	3,345
Due from affiliates	31,197	17,068
Investments in unconsolidated joint ventures	945,935	974,258

Total assets	$9,762,684	$9,311,209

LIABILITIES AND EQUITY:
Mortgage notes payable:
Related parties	$273,328	$274,609
Others	4,637,327	4,162,734

Total	4,910,655	4,437,343
Bank and other notes payable	797,138	824,027
Accounts payable and accrued expenses	89,237	70,251
Other accrued liabilities	326,095	318,174
Distributions in excess of investments in unconsolidated joint ventures	193,608	152,948
Co-venture obligation	89,360	92,215

Total liabilities	6,406,093	5,894,958

Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 137,628,403 and 137,507,010 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	1,376	1,375
Additional paid-in capital	3,717,091	3,715,895
Accumulated deficit	(701,447)	(639,741)

Total stockholders' equity	3,017,020	3,077,529
Noncontrolling interests	339,571	338,722

Total equity	3,356,591	3,416,251

Total liabilities and equity	$9,762,684	$9,311,209

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Revenues:
Minimum rents	$149,157	$119,528
Percentage rents	4,377	3,753
Tenant recoveries	85,324	64,695
Management Companies	10,148	11,215
Other	13,776	10,752

Total revenues	262,782	209,943

Expenses:
Shopping center and operating expenses	85,372	65,498
Management Companies' operating expenses	23,149	22,527
REIT general and administrative expenses	6,024	4,518
Depreciation and amortization	93,160	73,841

	207,705	166,384

Interest expense:
Related parties	3,780	3,940
Other	49,916	38,583

	53,696	42,523

Total expenses	261,401	208,907
Equity in income of unconsolidated joint ventures	18,115	30,618
Co-venture expense	(2,041)	(1,092)
Income tax benefit (provision)	243	(1,850)
Gain on remeasurement, sale or write down of assets, net	4,828	19,497

Income from continuing operations	22,526	48,209

Discontinued operations:
Gain (loss) on the disposition of assets, net	6	(55,568)
Loss from discontinued operations	(2)	(4,364)

Income (loss) from discontinued operations	4	(59,932)

Net income (loss)	22,530	(11,723)
Less net income attributable to noncontrolling interests	4,438	2,345

Net income (loss) attributable to the Company	$18,092	$(14,068)

Earnings per common share attributable to Company—basic:
Income from continuing operations	$0.13	$0.31
Discontinued operations	—	(0.42)

Net income (loss) attributable to common stockholders	$0.13	$(0.11)

Earnings per common share attributable to Company—diluted:
Income from continuing operations	$0.13	$0.31
Discontinued operations	—	(0.42)

Net income (loss) attributable to common stockholders	$0.13	$(0.11)

Weighted average number of common shares outstanding:
Basic	137,538,000	132,273,000

Diluted	137,616,000	132,273,000

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENT OF EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

	Stockholders' Equity
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2013	137,507,010	$1,375	$3,715,895	$(639,741)	$3,077,529	$338,722	$3,416,251
Net income	—	—	—	18,092	18,092	4,438	22,530
Share and unit-based compensation plans	60,020	—	5,137	—	5,137	—	5,137
Distributions paid ($0.58) per share	—	—	—	(79,798)	(79,798)	—	(79,798)
Distributions to noncontrolling interests	—	—	—	—	—	(6,409)	(6,409)
Other	—	—	(98)	—	(98)	—	(98)
Conversion of noncontrolling interests to common shares	61,373	1	973	—	974	(974)	—
Redemption of noncontrolling interests	—	—	(703)	—	(703)	(319)	(1,022)
Adjustment of noncontrolling interest in Operating Partnership	—	—	(4,113)	—	(4,113)	4,113	—

Balance at March 31, 2013	137,628,403	$1,376	$3,717,091	$(701,447)	$3,017,020	$339,571	$3,356,591

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$22,530	$(11,723)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on remeasurement, sale or write down of assets, net	(4,828)	(19,497)
(Gain) loss on the disposition of assets, net from discontinued operations	(6)	55,568
Depreciation and amortization	95,465	81,002
Amortization of net (premium) discount on mortgages, bank and other notes payable	(2,441)	1,422
Amortization of share and unit-based plans	3,700	2,798
Provision for doubtful accounts	756	821
Income tax (benefit) provision	(243)	1,850
Equity in income of unconsolidated joint ventures	(18,115)	(30,618)
Distributions of income from unconsolidated joint ventures	8,538	4,444
Co-venture expense	2,041	1,092
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables	3,221	17,905
Other assets	13,422	(1,940)
Due from affiliates	(799)	(1,604)
Accounts payable and accrued expenses	15,073	1,849
Other accrued liabilities	(30,771)	(17,148)

Net cash provided by operating activities	107,543	86,221

Cash flows from investing activities:
Acquisitions of property	(470,000)	(70,925)
Development, redevelopment, expansion and renovation of properties	(36,741)	(15,105)
Property improvements	(10,901)	(1,187)
Issuance of notes receivable	(13,330)	(12,500)
Proceeds from maturities of marketable securities	99	99
Deferred leasing costs	(10,885)	(8,723)
Distributions from unconsolidated joint ventures	104,708	24,697
Contributions to unconsolidated joint ventures	(26,134)	(8,008)
Collection of/loans to unconsolidated joint ventures, net	(21)	695
Proceeds from sale of assets	6,059	23,180
Restricted cash	530	(3,710)

Net cash used in investing activities	(456,616)	(71,487)

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	1,735,123	755,885
Payments on mortgages, bank and other notes payable	(1,286,303)	(521,054)
Deferred financing costs	(4,601)	(1,883)
Redemption of noncontrolling interests	(1,022)	(10)
Contribution from noncontrolling interests	—	266
Dividends and distributions	(86,207)	(81,644)
Distributions to co-venture partner	(4,896)	(4,282)

Net cash provided by financing activities	352,094	147,278

Net increase in cash and cash equivalents	3,021	162,012
Cash and cash equivalents, beginning of period	65,793	67,248

Cash and cash equivalents, end of period	$68,814	$229,260

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$53,933	$40,431

Non-cash transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$25,761	$4,228

Conversion of noncontrolling interests to common shares	$974	$774

Application of deposit to acquire property	$30,000	$—

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

        The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of March 31, 2013, the Company was the sole general partner of, and held a 93% ownership interest in, The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

2. Summary of Significant Accounting Policies: (Continued)

        The unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for the interim periods have been made. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying consolidated balance sheet as of December 31, 2012 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Earnings per Share ("EPS"):

        The following table reconciles the numerator and denominator used in the computation of earnings per share for the three months ended March 31, 2013 and 2012 (shares in thousands):

	For the Three Months Ended March 31,
	2013	2012
Numerator
Income from continuing operations	$22,526	$48,209
Income (loss) from discontinued operations	4	(59,932)
Net income attributable to noncontrolling interests	(4,438)	(2,345)

Net income (loss) attributable to the Company	18,092	(14,068)
Allocation of earnings to participating securities	(66)	(317)

Numerator for basic and diluted earnings per share—net income (loss) attributable to common stockholders	$18,026	$(14,385)

Denominator
Denominator for basic earnings per share—weighted average number of common shares outstanding	137,538	132,273
Effect of dilutive securities:(1)
Share and unit-based compensation plans	78	—

Denominator for diluted earnings per share—weighted average number of common shares outstanding	137,616	132,273

Earnings per common share—basic:
Income from continuing operations	$0.13	$0.31
Discontinued operations	—	(0.42)

Net income (loss) attributable to common stockholders	$0.13	$(0.11)

Earnings per common share—diluted:
Income from continuing operations	$0.13	$0.31
Discontinued operations	—	(0.42)

Net income (loss) attributable to common stockholders	$0.13	$(0.11)

(1)
The convertible senior notes ("Senior Notes") are excluded from diluted EPS for the three months ended March 31, 2012 as their impact was antidilutive. The Senior Notes were paid off in full on March 15, 2012 (See Note 10—Bank and Other Notes Payable).

Diluted EPS excludes 184,304 and 208,640 convertible preferred units for the three months ended March 31, 2013 and 2012, respectively, as their impact was antidilutive.

Diluted EPS excludes 1,156,985 unexercised stock appreciation rights ("SARs") for the three months ended March 31, 2012 as their impact was antidilutive.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Earnings per Share ("EPS"): (Continued)

  Diluted EPS excludes 13,500 unexercised stock options for the three months ended March 31, 2012 as their impact was antidilutive.

  Diluted EPS excludes 623,572 unexercised stock warrants for the three months ended March 31, 2012 as their impact was antidilutive. The stock warrants were exercised in full on October 24, 2012.

  Diluted EPS excludes 10,206,924 and 11,178,828 Operating Partnership units ("OP Units") for the three months ended March 31, 2013 and 2012, respectively, as their impact was antidilutive.

4. Investments in Unconsolidated Joint Ventures:

        During 2012, the Company made the following investments and dispositions relating to its unconsolidated joint ventures:

        On March 30, 2012, the Company sold its 50% ownership interest in Chandler Village Center, a 273,000 square foot community center in Chandler, Arizona, for a total sales price of $14,795, resulting in a gain on sale of assets of $8,184 that was included in gain on remeasurement, sale or write down of assets, net during the three months ended March 31, 2012. The sales price was funded by a cash payment of $6,045 and the assumption of the Company's share of the mortgage note payable on the property of $8,750. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.

        On March 30, 2012, the Company sold its 50% ownership interest in Chandler Festival, a 500,000 square foot community center in Chandler, Arizona, for a total sales price of $30,975, resulting in a gain on sale of assets of $12,347 that was included in gain on remeasurement, sale or write down of assets, net during the three months ended March 31, 2012. The sales price was funded by a cash payment of $16,183 and the assumption of the Company's share of the mortgage note payable on the property of $14,792. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.

        On March 30, 2012, the Company's joint venture in SanTan Village Power Center, a 491,000 square foot community center in Gilbert, Arizona, sold the property for $54,780, resulting in a gain on sale of assets to the joint venture of $23,294. The cash proceeds from the sale were used to pay off the $45,000 mortgage loan on the property and the remaining $9,780 was distributed to the partners. The Company's share of the gain recognized was $11,502, which was included in equity in income of unconsolidated joint ventures, offset in part by $3,565 that was included in net income attributable to noncontrolling interests. The Company used its share of the proceeds to pay down its line of credit and for general corporate purposes.

        On May 31, 2012, the Company sold its 50% ownership interest in Chandler Gateway, a 260,000 square foot community center in Chandler, Arizona, for a total sales price of $14,315, resulting in a gain on sale of assets of $3,363. The sales price was funded by a cash payment of $4,921 and the assumption of the Company's share of the mortgage note payable on the property of $9,394. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

        On August 10, 2012, the Company was bought out of its ownership interest in NorthPark Center, a 1,946,000 square foot regional shopping center in Dallas, Texas, for $118,810, resulting in a gain of $24,590. The Company used the cash proceeds to pay down its line of credit.

        On October 3, 2012, the Company acquired the 75% ownership interest in FlatIron Crossing, a 1,439,000 square foot regional shopping center in Broomfield, Colorado, that it did not own for $310,397. The purchase price was funded by a cash payment of $195,900 and the assumption of the third party's share of the mortgage note payable on the property of $114,497. Prior to the acquisition, the Company had accounted for its investment in FlatIron Crossing under the equity method. Since the date of acquisition, the Company has included FlatIron Crossing in its consolidated financial statements (See Note 14—Acquisitions).

        On October 26, 2012, the Company acquired the remaining 33.3% ownership interest in Arrowhead Towne Center, a 1,196,000 square foot regional shopping center in Glendale, Arizona, that it did not own for $144,400. The purchase price was funded by a cash payment of $69,025 and the assumption of the third party's pro rata share of the mortgage note payable on the property of $75,375. Prior to the acquisition, the Company had accounted for its investment in Arrowhead Towne Center under the equity method. Since the date of acquisition, the Company has included Arrowhead Towne Center in its consolidated financial statements (See Note 14—Acquisitions).

        Combined condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined Condensed Balance Sheets of Unconsolidated Joint Ventures:

	March 31, 2013	December 31, 2012
Assets(1):
Properties, net	$3,664,484	$3,653,631
Other assets	324,402	411,862

Total assets	$3,988,886	$4,065,493

Liabilities and partners' capital(1):
Mortgage notes payable(2)	$3,274,872	$3,240,723
Other liabilities	171,073	148,711
Company's capital	237,806	304,477
Outside partners' capital	305,135	371,582

Total liabilities and partners' capital	$3,988,886	$4,065,493

Investments in unconsolidated joint ventures:
Company's capital	$237,806	$304,477
Basis adjustment(3)	514,521	516,833

	$752,327	$821,310

Assets—Investments in unconsolidated joint ventures	$945,935	$974,258
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(193,608)	(152,948)

	$752,327	$821,310

(1)
These amounts include the assets and liabilities of the following joint ventures as of March 31, 2013 and December 31, 2012:

	Pacific Premier Retail LP	Tysons Corner LLC
As of March 31, 2013:
Total Assets	$1,035,401	$431,221
Total Liabilities	$939,057	$330,230
As of December 31, 2012:
Total Assets	$1,039,742	$409,622
Total Liabilities	$942,370	$329,145
(2)
Certain mortgage notes payable could become recourse debt to the Company should the joint venture be unable to discharge the obligations of the related debt. As of March 31, 2013 and December 31, 2012, a total of $51,151 and $51,171, respectively, could become recourse debt to

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

  the Company. As of March 31, 2013 and December 31, 2012, the Company has indemnity agreements from joint venture partners for $21,270 of the guaranteed amount.

  Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $435,262 and $436,857 as of March 31, 2013 and December 31, 2012, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates—Broadway Plaza. Interest expense incurred on these borrowings amounted to $6,943 and $11,055 for the three months ended March 31, 2013 and 2012, respectively.

(3)
The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $2,562 and $(57) for the three months ended March 31, 2013 and 2012, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined Condensed Statements of Operations of Unconsolidated Joint Ventures:

	Pacific Premier Retail LP	Tysons Corner LLC	Other Joint Ventures	Total
Three Months Ended March 31, 2013
Revenues:
Minimum rents	$33,132	$15,497	$60,961	$109,590
Percentage rents	989	566	1,302	2,857
Tenant recoveries	13,954	11,024	27,212	52,190
Other	1,251	918	7,413	9,582

Total revenues	49,326	28,005	96,888	174,219

Expenses:
Shopping center and operating expenses	14,448	8,482	36,171	59,101
Interest expense	11,574	2,240	24,117	37,931
Depreciation and amortization	10,910	4,430	21,821	37,161

Total operating expenses	36,932	15,152	82,109	134,193

Loss on sale or distribution of assets	—	—	(190)	(190)

Net income	$12,394	$12,853	$14,589	$39,836

Company's equity in net income	$5,691	$4,877	$7,547	$18,115

Three Months Ended March 31, 2012
Revenues:
Minimum rents	$33,635	$15,340	$90,105	$139,080
Percentage rents	963	400	3,290	4,653
Tenant recoveries	13,474	10,815	42,412	66,701
Other	1,266	677	8,580	10,523

Total revenues	49,338	27,232	144,387	220,957

Expenses:
Shopping center and operating expenses	14,162	8,514	55,923	78,599
Interest expense	13,288	3,021	39,123	55,432
Depreciation and amortization	10,462	5,076	31,053	46,591

Total operating expenses	37,912	16,611	126,099	180,622

Gain on sale or distribution of assets	—	—	22,990	22,990

Net income	$11,426	$10,621	$41,278	$63,325

Company's equity in net income	$5,810	$4,047	$20,761	$30,618

        Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

5. Property:

        Property consists of the following:

	March 31, 2013	December 31, 2012
Land	$1,723,388	$1,572,621
Buildings and improvements	6,715,582	6,417,674
Tenant improvements	534,354	496,203
Equipment and furnishings	150,559	149,959
Construction in progress	408,860	376,249

	9,532,743	9,012,706
Less accumulated depreciation	(1,600,180)	(1,533,160)

	$7,932,563	$7,479,546

        Depreciation expense was $71,098 and $57,322 for the three months ended March 31, 2013 and 2012, respectively.

        The gain on remeasurement, sale or write down of assets, net includes the write off of development costs of $591 and $1,034 during the three months ended March 31, 2013 and 2012, respectively. In addition, the gain on remeasurement, sale or write down of assets, net includes the gain of $5,419 on the sale of assets during the three months ended March 31, 2013.

6. Marketable Securities:

        Marketable securities consist of the following:

	March 31, 2013	December 31, 2012
Government debt securities, at par value	$23,670	$23,769
Less discount	(58)	(102)

	23,612	23,667
Unrealized gain	416	685

Fair value (Level 1 measurement)	$24,028	$24,352

        The future contractual maturities of marketable securities are less than one year. The proceeds from maturities and interest receipts from the marketable securities are restricted to the service of the Greeley Note (See Note 10—Bank and Other Notes Payable).

7. Tenant and Other Receivables, net:

        Included in tenant and other receivables, net, is an allowance for doubtful accounts of $1,771 and $2,374 at March 31, 2013 and December 31, 2012, respectively. Also included in tenant and other receivables, net, are accrued percentage rents of $2,584 and $9,168 at March 31, 2013 and

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

7. Tenant and Other Receivables, net: (Continued)

December 31, 2012, respectively, and deferred rent receivable due to straight-line rent adjustments of $50,685 and $49,129 at March 31, 2013 and December 31, 2012, respectively.

        Included in tenant and other receivables, net, are the following notes receivable:

        On March 31, 2006, the Company received a note receivable that is secured by a deed of trust, bears interest at 5.5% and matures on March 31, 2031. At March 31, 2013 and December 31, 2012, the note had a balance of $8,433 and $8,502, respectively.

        On August 18, 2009, the Company received a note receivable from J&R Holdings XV, LLC ("Pederson") that bears interest at 11.6% and matures on December 31, 2013. Pederson is considered a related party because it has an ownership interest in Promenade at Casa Grande. The note is secured by Pederson's interest in Promenade at Casa Grande. Interest income on the note was $153 and $104 for the three months ended March 31, 2013 and 2012, respectively. The balance on the note at March 31, 2013 and December 31, 2012 was $3,445.

8. Deferred Charges and Other Assets, net:

        Deferred charges and other assets, net, consist of the following:

	March 31, 2013	December 31, 2012
Leasing	$232,555	$234,498
Financing	47,444	42,868
Intangible assets:
In-place lease values	204,046	175,735
Leasing commissions and legal costs	50,499	46,419
Above-market leases	129,256	118,033
Deferred tax assets	33,843	33,414
Deferred compensation plan assets	25,526	24,670
Acquisition deposit	—	30,000
Other assets	61,935	72,811

	785,104	778,448
Less accumulated amortization(1)	(205,802)	(213,318)

	$579,302	$565,130

(1)
Accumulated amortization includes $64,047 and $62,792 relating to in-place lease values, leasing commissions and legal costs at March 31, 2013 and December 31, 2012, respectively. Amortization expense of in-place lease values, leasing commissions and legal costs was $13,893 and $9,652 for the three months ended March 31, 2013 and 2012, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Deferred Charges and Other Assets, net: (Continued)

        The allocated values of above-market leases and below-market leases consist of the following:

	March 31, 2013	December 31, 2012
Above-Market Leases
Original allocated value	$129,256	$118,033
Less accumulated amortization	(41,930)	(46,361)

	$87,326	$71,672

Below-Market Leases(1)
Original allocated value	$195,814	$164,489
Less accumulated amortization	(74,083)	(77,131)

	$121,731	$87,358

(1)
Below-market leases are included in other accrued liabilities.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

9. Mortgage Notes Payable:

        Mortgage notes payable at March 31, 2013 and December 31, 2012 consist of the following:

	Carrying Amount of Mortgage Notes(1)
	March 31, 2013		December 31, 2012
Property Pledged as Collateral	Related Party	Other	Related Party	Other	Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Arrowhead Towne Center	$—	$241,406	$—	$243,176	2.76%	$1,131	2018
Chandler Fashion Center(5)	—	200,000	—	200,000	3.77%	625	2019
Chesterfield Towne Center	—	110,000	—	110,000	4.80%	573	2022
Danbury Fair Mall	119,161	119,161	119,823	119,823	5.53%	1,538	2020
Deptford Mall	—	204,358	—	205,000	3.76%	947	2023
Deptford Mall	—	14,736	—	14,800	6.46%	101	2016
Eastland Mall	—	168,000	—	168,000	5.79%	811	2016
Fashion Outlets of Chicago(6)	—	34,959	—	9,165	3.00%	79	2017
Fashion Outlets of Niagara Falls USA	—	125,930	—	126,584	4.89%	727	2020
Fiesta Mall(7)	—	84,000	—	84,000	4.98%	341	2015
Flagstaff Mall	—	37,000	—	37,000	5.03%	151	2015
FlatIron Crossing	—	171,024	—	173,561	1.96%	1,102	2013
Freehold Raceway Mall(5)	—	232,900	—	232,900	4.20%	805	2018
Fresno Fashion Fair	80,306	80,306	80,601	80,602	6.76%	1,104	2015
Great Northern Mall	—	36,166	—	36,395	5.19%	234	2013
Green Acres Mall(8)	—	324,420	—	—	3.61%	1,447	2021
Kings Plaza Shopping Center(9)	—	497,609	—	354,000	3.67%	2,229	2019
Northgate Mall(10)	—	64,000	—	64,000	3.08%	131	2017
Oaks, The	—	217,164	—	218,119	4.14%	1,064	2022
Pacific View	—	137,744	—	138,367	4.08%	668	2022
Paradise Valley Mall(11)	—	80,250	—	81,000	6.30%	618	2014
Promenade at Casa Grande(12)	—	66,134	—	73,700	5.21%	248	2013
Salisbury, Centre at	—	115,000	—	115,000	5.83%	555	2016
Santa Monica Place	—	239,147	—	240,000	2.99%	1,004	2018
SanTan Village Regional Center(13)	—	138,087	—	138,087	2.61%	265	2013
South Plains Mall	—	100,949	—	101,340	6.57%	648	2015
South Towne Center(14)	—	84,915	—	85,247	6.39%	555	2015
Towne Mall	—	23,273	—	23,369	4.48%	117	2022
Tucson La Encantada	73,861	—	74,185	—	4.23%	368	2022
Twenty Ninth Street(15)	—	107,000	—	107,000	3.04%	252	2016
Valley Mall	—	42,703	—	42,891	5.85%	280	2016
Valley River Center	—	120,000	—	120,000	5.59%	558	2016
Victor Valley, Mall of(16)	—	90,000	—	90,000	2.11%	135	2014
Vintage Faire Mall(14)(17)	—	135,000	—	135,000	3.49%	480	2015
Westside Pavilion	—	153,986	—	154,608	4.49%	783	2022
Wilton Mall(18)	—	40,000	—	40,000	1.21%	29	2013

	$273,328	$4,637,327	$274,609	$4,162,734

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

9. Mortgage Notes Payable: (Continued)

  Debt premiums (discounts) consist of the following:

Property Pledged as Collateral	March 31, 2013	December 31, 2012
Arrowhead Towne Center	$16,948	$17,716
Deptford Mall	(18)	(19)
Fashion Outlets of Niagara Falls USA	7,038	7,270
FlatIron Crossing	3,806	5,232
Great Northern Mall	(21)	(28)
Valley Mall	(285)	(307)

	$27,468	$29,864

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

(5)
A 49.9% interest in the loan has been assumed by a third party in connection with a co-venture arrangement (See Note 11—Co-Venture Arrangement).

(6)
The construction loan on the property allows for borrowings up to $140,000, bears interest at LIBOR plus 2.50% and matures on March 5, 2017, including extension options. At March 31, 2013 and December 31, 2012, the total interest rate was 3.00%.

(7)
The Company is in negotiations with the loan servicer, which will likely result in a transition of the property to the loan servicer or receiver.

(8)
On January 24, 2013, in connection with the Company's acquisition of Green Acres Mall (See Note 14—Acquisitions), the Company placed a new loan on the property that allowed for borrowings up to $325,000, bears interest at an effective interest rate of 3.61% and matures on February 3, 2021. Concurrent with the acquisition, the Company borrowed $100,000 on the loan. On January 31, 2013, the Company exercised its option to borrow an additional $225,000 on the loan.

(9)
On January 3, 2013, the Company exercised its option to borrow an additional $146,000 on the loan.

(10)
The loan bears interest at LIBOR plus 2.25% and matures on March 1, 2017. At March 31, 2013 and December 31, 2012, the total interest rate was 3.08% and 3.09%, respectively.

(11)
The loan bears interest at LIBOR plus 4.0% with a total interest rate floor of 5.50% and matures on August 31, 2014. At March 31, 2013 and December 31, 2012, the total interest rate was 6.30%.

(12)
The loan bears interest at LIBOR plus 4.0% with a LIBOR rate floor of 0.50% and matures on December 30, 2013. At March 31, 2013 and December 31, 2012, the total interest rate was 5.21%.

(13)
The loan bears interest at LIBOR plus 2.10% and matures on June 13, 2013. At March 31, 2013 and December 31, 2012, the total interest rate was 2.61%. On April 29, 2013, the Company obtained a loan commitment to replace the existing loan with a new six-year $138,000 loan that will bear interest at a fixed rate of 3.09%.

(14)
On April 30, 2013, the existing loan on Vintage Faire Mall was paid off in full and the loan on South Towne Center was assumed by Vintage Faire Mall. An additional $15,200 loan was added to the Vintage Faire loan that bears interest at 2.50% and matures on November 5, 2015.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

9. Mortgage Notes Payable: (Continued)

(15)
The loan bears interest at LIBOR plus 2.63% and matures on January 18, 2016. At March 31, 2013 and December 31, 2012, the total interest rate was 3.04%.

(16)
The loan bears interest at LIBOR plus 1.60% until May 6, 2013 and increases to LIBOR plus 2.25% until maturity on November 6, 2014. At March 31, 2013 and December 31, 2012, the total interest rate was 2.11% and 2.12%, respectively.

(17)
On April 30, 2013, the loan was paid off in full.

(18)
The loan bears interest at LIBOR plus 0.675% and matures on August 1, 2013. As additional collateral for the loan, the Company is required to maintain a deposit of $40,000 with the lender, which has been included in restricted cash. The interest on the deposit is not restricted. At March 31, 2013 and December 31, 2012, the total interest rate was 1.21% and 1.22%, respectively.

        Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

        Most of the Company's mortgage notes payable are secured by the properties on which they are placed and are non-recourse to the Company. As of March 31, 2013 and December 31, 2012, a total of $282,830 and $213,466, respectively, of the mortgage notes payable could become recourse to the Company. The Company has indemnity agreements from consolidated joint venture partners for $21,270 and $28,208 of the guaranteed amounts at March 31, 2013 and December 31, 2012, respectively.

        The Company expects that all loan maturities during the next twelve months will be refinanced, restructured, extended and/or paid-off from the Company's line of credit or with cash on hand.

        Total interest expense capitalized was $3,507 and $2,353 during the three months ended March 31, 2013 and 2012, respectively.

        Related party mortgage notes payable are amounts due to affiliates of NML. See Note 17—Related Party Transactions for interest expense associated with loans from NML.

        The fair value of mortgage notes payable at March 31, 2013 and December 31, 2012 was $5,038,759 and $4,567,658, respectively, based on current interest rates for comparable loans. The method for computing fair value (Level 2 measurement) was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

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

Line of Credit:

        On May 2, 2011, the Company obtained a $1,500,000 revolving line of credit that bears interest at LIBOR plus a spread of 1.75% to 3.0% depending on the Company's overall leverage and matures on May 2, 2015 with a one-year extension option. This extension option is at the Company's discretion, subject to certain conditions, which the Company believes will be met. Based on the Company's current leverage levels, the borrowing rate on the facility is LIBOR plus 2.25%. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2,000,000 less the outstanding balance of the $125,000 unsecured term loan as described below. As of March 31, 2013 and December 31, 2012, borrowings under the line of credit were $635,000 and $675,000, respectively, at an average interest rate of 2.74% and 2.76%, respectively. The fair value (Level 2 measurement) of the line of credit at March 31, 2013 and December 31, 2012 was $636,502 and $675,107, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.

Term Loan:

        On December 8, 2011, the Company obtained a $125,000 unsecured term loan under the line of credit that bears interest at LIBOR plus a spread of 1.95% to 3.20% depending on the Company's overall leverage and matures on December 8, 2018. Based on the Company's current leverage levels, the borrowing rate is LIBOR plus 2.20%. As of March 31, 2013 and December 31, 2012, the total interest rate was 2.56% and 2.57%, respectively. The fair value (Level 2 measurement) of the term loan at March 31, 2013 and December 31, 2012 was $122,847 and $121,821, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.

Greeley Note:

        On July 27, 2006, concurrent with the sale of Greeley Mall, the Company provided marketable securities to replace Greeley Mall as collateral for the mortgage note payable on the property (See Note 6—Marketable Securities). As a result of this transaction, the mortgage note payable was reclassified to bank and other notes payable. This note bears interest at an effective rate of 6.34% and matures in September 2013. At March 31, 2013 and December 31, 2012, the Greeley Note had a balance outstanding of $23,808 and $24,027, respectively. The fair value (Level 2 measurement) of the note at March 31, 2013 and December 31, 2012 was $24,222 and $24,685, respectively, based on current interest rates for comparable notes. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the collateral for the underlying debt.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

10. Bank and Other Notes Payable: (Continued)

Prasada Note:

        On March 29, 2013, the Company issued a $13,330 note payable that bears interest at 5.25% and matures on March 29, 2016. The note payable is collateralized by a development reimbursement agreement with the City of Surprise, Arizona. The fair value (Level 2 measurement) of the note at March 31, 2013 was $13,330 based on current interest rates for comparable notes. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the collateral for the underlying debt.

        As of March 31, 2013 and December 31, 2012, the Company was in compliance with all applicable financial loan covenants.

11. Co-Venture Arrangement:

        On September 30, 2009, the Company formed a joint venture, whereby a third party acquired a 49.9% interest in Freehold Raceway Mall and Chandler Fashion Center. As part of this transaction, the Company issued a warrant in favor of the third party to purchase 935,358 shares of common stock of the Company at an exercise price of $46.68 per share. See Note 13—Stockholders' Equity. The Company received approximately $174,650 in cash proceeds for the overall transaction, of which $6,496 was attributed to the warrant.

        As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the venture formation, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The transaction has been accounted for as a profit-sharing arrangement, and accordingly the assets, liabilities and operations of the properties remain on the books of the Company and a co-venture obligation was established for the amount of $168,154, representing the net cash proceeds received from the third party less costs allocated to the warrant. The co-venture obligation is increased for the allocation of income to the co-venture partner and decreased for distributions to the co-venture partner. The co-venture obligation was $89,360 and $92,215 at March 31, 2013 and December 31, 2012, respectively.

12. Noncontrolling Interests:

        The Company allocates net income of the Operating Partnership based on the weighted average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 93% ownership interest in the Operating Partnership as of March 31, 2013 and December 31, 2012. The remaining 7% limited partnership interest as of March 31, 2013 and December 31, 2012 was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the 10 trading days ending on the respective balance

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

12. Noncontrolling Interests: (Continued)

sheet date. Accordingly, as of March 31, 2013 and December 31, 2012, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $643,659 and $586,409, respectively.

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

13. Stockholders' Equity:

Stock Warrants:

        On September 30, 2009, the Company issued a warrant in connection with its formation of a co-venture to own and operate Freehold Raceway Mall and Chandler Fashion Center (See Note 11—Co-Venture Arrangement). The warrant provided for the purchase of 935,358 shares of the Company's common stock. The warrant was valued at $6,496 and recorded as a credit to additional paid-in capital. The warrant was immediately exercisable upon its issuance and was scheduled to expire on December 1, 2012. The warrant had an exercise price of $46.68 per share, with such price subject to anti-dilutive adjustments. The warrant allowed for either gross or net issue settlement at the option of the warrant holder. In the event that the warrant holder elected a net issue settlement, the Company could have elected to settle the warrant in cash or shares; provided, however, that in the event the Company elected to deliver cash, the holder could have elected to instead have the exercise of the warrant satisfied in shares. In addition, the Company had entered into a registration rights agreement with the warrant holders requiring the Company to provide certain registration rights regarding the resale of shares of common stock underlying the warrant. On December 30, 2011, the holders requested a net issue exercise of 311,786 shares of the warrant and the Company elected to deliver a cash payment of $1,278 in exchange for the portion of the warrant exercised. On April 10, 2012, the holders requested a net issue exercise of an additional 311,786 shares of the warrant and the Company elected to deliver a cash payment of $3,448 in exchange for the portion of the warrant exercised. On October 24, 2012, the holders requested a net issue exercise of the remaining 311,786 shares of the warrant and the Company elected to deliver a cash payment of $3,922 in exchange for the portion of the warrant exercised.

At-The-Market Stock Offering Program ("ATM Program"):

        On August 17, 2012, the Company entered into an equity distribution agreement ("Distribution Agreement") with a number of sales agents to issue and sell, from time to time, shares of common stock, par value $0.01 per share, having an aggregate offering price of up to $500,000 (the "Shares"). Sales of the Shares, if any, may be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an "at the market" offering, which includes sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

13. Stockholders' Equity: (Continued)

an exchange. The Company will pay each sales agent a commission that will not exceed, but may be lower than, 2% of the gross proceeds of the Shares sold through such sales agent under the Distribution Agreement.

        During the three months ended September 30, 2012, the Company sold 2,961,903 shares of common stock under the ATM Program in exchange for aggregate gross proceeds of $177,896 and net proceeds of $175,649 after commissions and other transaction costs. The proceeds from the sales were used to pay down the Company's line of credit. As of March 31, 2013, $322,104 remained available to be sold under the ATM Program. Actual future sales will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. The Company has no obligation to sell the remaining shares available for sale under the ATM Program.

Stock Issued to Acquire Property:

        On November 28, 2012, the Company issued 535,265 restricted shares of common stock in connection with the acquisition of Kings Plaza Shopping Center (See Note 14—Acquisitions) for a value of $30,000, based on the average closing price of the Company's common stock for ten preceding trading days.

14. Acquisitions:

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

14. Acquisitions: (Continued)

FlatIron Crossing:

        On October 3, 2012, the Company acquired the 75% ownership interest in FlatIron Crossing, a 1,439,000 square foot regional shopping center in Broomfield, Colorado, that it did not own for $310,397. The acquisition was completed in order to gain 100% ownership and control over this asset. The purchase price was funded by a cash payment of $195,900 and the assumption of the third party's share of the mortgage note payable on the property of $114,497. Prior to the acquisition, the Company had accounted for its investment in FlatIron Crossing under the equity method (See Note 4—Investments in Unconsolidated Joint Ventures). As a result of this transaction, the Company obtained 100% ownership of FlatIron Crossing.

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

14. Acquisitions: (Continued)

        The prior gain deferral relates to the prior sale of the 75% ownership interest in FlatIron Crossing. Due to certain contractual rights that were afforded to the buyer of the interest, a portion of that gain was deferred.

        Since the date of acquisition, the Company has included FlatIron Crossing in its consolidated financial statements.

Arrowhead Towne Center:

        On October 26, 2012, the Company acquired the remaining 33.3% ownership interest in Arrowhead Towne Center, a 1,196,000 square foot regional shopping center in Glendale, Arizona, that it did not own for $144,400. The acquisition was completed in order to gain 100% ownership and control over this asset. The purchase price was funded by a cash payment of $69,025 and the assumption of the third party's pro rata share of the mortgage note payable on the property of $75,375. Prior to the acquisition, the Company had accounted for its investment in Arrowhead Towne Center under the equity method (See Note 4—Investments in Unconsolidated Joint Ventures). As a result of this transaction, the Company obtained 100% ownership of Arrowhead Towne Center.

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

14. Acquisitions: (Continued)

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

Kings Plaza Shopping Center:

        On November 28, 2012, the Company acquired Kings Plaza Shopping Center, a 1,199,000 square foot regional shopping center in Brooklyn, New York, for a purchase price of $756,000. The purchase price was funded from a cash payment of $726,000 and the issuance of $30,000 in restricted common stock of the Company. The cash payment was provided by the placement of a mortgage note payable on the property that allowed for borrowings of up to $500,000 and from borrowings under the Company's line of credit. Concurrent with the acquisition, the Company borrowed $354,000 on the loan. On January 3, 2013, the Company exercised its option to borrow the remaining $146,000 on the loan. The acquisition was completed to acquire a prominent center in Brooklyn, New York.

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

Green Acres Mall:

        On January 24, 2013, the Company acquired Green Acres Mall, a 1,800,000 square foot regional shopping center in Valley Stream, New York, for a purchase price of $500,000. A purchase deposit of $30,000 was funded during the year ended December 31, 2012, and the remaining balance of $470,000 was funded upon closing of the acquisition. The cash payment made at the time of closing was

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

14. Acquisitions: (Continued)

provided by the placement of a mortgage note payable on the property that allowed for borrowings of up to $325,000. Concurrent with the acquisition, the Company borrowed $100,000 on the loan. On January 31, 2013, the Company exercised its option to borrow an additional $225,000 on the loan. The acquisition was completed to acquire another prominent center in the New York metropolitan area.

        The Company is in the process of completing its purchase price allocation for the acquisition of Green Acres Mall, which it expects to complete in 2013. The following is a summary of the allocation of the purchase price of Green Acres Mall, which represents the Company's best estimate of acquisition date fair values of the assets acquired and liabilities assumed.

Property	$477,673
Deferred charges	45,130
Other assets	19,125

Total assets acquired	541,928

Other accrued liabilities	41,928

Total liabilities assumed	41,928

Fair value of acquired net assets	$500,000

        The Company determined that the purchase price represented the fair value of the assets acquired and liabilities assumed.

        Since the date of acquisition, the Company has included Green Acres Mall in its consolidated financial statements. The property has generated incremental revenue of $12,596 and incremental income of $894.

Pro Forma Results of Operations:

        The following unaudited pro forma total revenue and income from continuing operations for the three months ended March 31, 2013 and 2012 assumes the above property acquisitions took place on January 1, 2012:

	Total revenue	Income from continuing operations
Supplemental pro forma information for the period ended March 31, 2013(1)	$267,106	$22,787
Supplemental pro forma information for the period ended March 31, 2012(1)	$263,038	$47,174

(1)
This unaudited pro forma supplemental information does not purport to be indicative of what the Company's operating results would have been had the acquisitions occurred on January 1, 2012, and may not be indicative of future operating results. The Company has excluded remeasurement gains and acquisition costs from these pro forma results as they are considered significant nonrecurring adjustments directly attributable to the acquisitions.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

15. Discontinued Operations:

        During the three months ended March 31, 2012, the Company recorded an impairment charge of $54,306 related to Valley View Center. As a result of the sale of the property on April 23, 2012, the Company wrote down the carrying value of the long-lived assets to their estimated fair value of $33,450 (Level 1 measurement), which was equal to the sales price of the property. On April 23, 2012, the property was sold by a court appointed receiver, which resulted in a gain on the extinguishment of debt of $104,023.

        On April 30, 2012, the Company sold The Borgata, a 94,000 square foot community center in Scottsdale, Arizona, for $9,150, resulting in a loss on the sale of assets of $1,275. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.

        On May 11, 2012, the Company sold a former Mervyn's store in Montebello, California for $20,750, resulting in a loss on the sale of assets of $407. The Company used the proceeds from the sale for general corporate purposes.

        On May 17, 2012, the Company sold Hilton Village, a 80,000 square foot community center in Scottsdale, Arizona, for $24,820, resulting in a gain on the sale of assets of $3,127. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.

        On May 31, 2012, the Company conveyed Prescott Gateway, a 584,000 square foot regional shopping center in Prescott, Arizona, to the mortgage note lender by a deed-in-lieu of foreclosure. As a result of the conveyance, the Company recognized a gain on the extinguishment of debt of $16,296.

        On June 28, 2012, the Company sold Carmel Plaza, a 112,000 square foot community center in Carmel, California, for $52,000, resulting in a gain on the sale of assets of $7,844. The Company used the proceeds from the sale to pay down its line of credit.

        The Company has classified the results of operations and gain or loss on sale for all of the above dispositions as discontinued operations for the three months ended March 31, 2013 and 2012.

        Revenues from discontinued operations consisted of $0 and $6,678 for the three months ended March 31, 2013 and 2012, respectively. Income (loss) from discontinued operations was $4 and $(59,932) for the three months ended March 31, 2013 and 2012, respectively.

16. Commitments and Contingencies:

        The Company has certain properties that are subject to non-cancelable operating ground leases. The leases expire at various times through 2098, subject in some cases to options to extend the terms of the leases. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. Ground rent expense was $2,635 and $2,093 for the three months ended March 31, 2013 and 2012, respectively. No contingent rent was incurred during the three months ended March 31, 2013 or 2012.

        As of March 31, 2013 and December 31, 2012, the Company was contingently liable for $3,757 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

16. Commitments and Contingencies: (Continued)

        The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreements. At March 31, 2013, the Company had $28,042 in outstanding obligations which it believes will be settled in the next twelve months.

17. Related Party Transactions:

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

	For the Three Months Ended March 31,
	2013	2012
Management Fees	$5,493	$6,082
Development and Leasing Fees	1,695	3,224

	$7,188	$9,306

        Certain mortgage notes on the properties are held by NML (See Note 9—Mortgage Notes Payable). Interest expense in connection with these notes was $3,780 and $3,940 for the three months ended March 31, 2013 and 2012, respectively. Included in accounts payable and accrued expenses is interest payable on these notes of $1,258 and $1,264 at March 31, 2013 and December 31, 2012, respectively.

        As of March 31, 2013 and December 31, 2012, the Company had loans to unconsolidated joint ventures of $3,366 and $3,345, respectively. Interest income associated with these notes was $61 and $65 for the three months ended March 31, 2013 and 2012, respectively. These loans represent initial funds advanced to development stage projects prior to construction loan funding. Accordingly, loan payables in the same amount have been accrued as an obligation by the various joint ventures.

        Due from affiliates includes $4,734 and $4,568 of unreimbursed costs and fees due from unconsolidated joint ventures under management agreements at March 31, 2013 and December 31, 2012, respectively. Due from affiliates at March 31, 2013 and December 31, 2012, also includes two notes receivable from principals of AWE Talisman for a total of $12,500 that bear interest at 5.0% and mature based on the completion, refinancing or sale of Fashion Outlets of Chicago. The notes are collateralized by the principals' interests in Fashion Outlets of Chicago. AWE Talisman is considered a related party because it has an ownership interest in Fashion Outlets of Chicago. Interest income earned on these notes was $154 and $8 for the three months ended March 31, 2013 and 2012, respectively. Due from affiliates at March 31, 2013 also includes a note receivable of $13,330 from RED/303 LLC ("RED") that bears interest at 5.25% and matures on March 29, 2016. RED is

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

17. Related Party Transactions: (Continued)

considered a related party because it is a partner in a joint venture development project. The note is collateralized by RED's membership interest in a development agreement.

18. Share and Unit-Based Plans:

        On February 15, 2013, the Company granted 332,189 limited partnership units of the Operating Partnership ("LTIP Units") under the Long-Term Incentive Plan to seven executive officers at a weighted average grant date fair value of $49.67 per LTIP Unit. The new grants vest over a service period ending December 31, 2013 based on the percentile ranking of the Company in terms of total return to stockholders (the "Total Return") per share of common stock relative to the Total Return of a group of peer REITs, as measured at the end of the measurement period. Upon the occurrence of specified events and subject to the satisfaction of applicable vesting conditions, LTIP Units (after conversion into OP Units) are ultimately redeemable for common stock of the Company on a one-unit for one-share basis.

        The fair value of the Company's LTIP Units granted in 2013 was estimated on the date of grant using a Monte Carlo Simulation model. The stock price of the Company, along with the stock prices of the group of peer REITs, was assumed to follow the Multivariate Geometric Brownian Motion Process. Multivariate Geometric Brownian Motion Process modeling is commonly used in financial markets, as it allows the modeled quantity (in this case, the stock price) to vary randomly from its current value based on the stock price's expected volatility and current market interest rates. The volatilities of the returns on the stock price of the Company and the peer group REITs were estimated based on a one-year look-back period. The expected growth rate of the stock prices over the derived service period was determined with consideration of the risk free rate as of the grant date.

        The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended March 31,
	2013	2012
LTIP Units	$2,957	$1,547
Stock awards	110	96
Stock units	1,824	2,220
Stock options	4	—
Phantom stock units	242	254

	$5,137	$4,117

        The Company capitalized share and unit-based compensation costs of $1,437 and $1,319 for the three months ended March 31, 2013 and 2012, respectively. Unrecognized compensation costs of share and unit-based plans at March 31, 2013 consisted of $14,180 from LTIP Units, $957 from stock awards, $4,990 from stock units, $74 from stock options and $1,246 from phantom stock units.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

18. Share and Unit-Based Plans: (Continued)

        The following table summarizes the activity of the non-vested LTIP Units, stock awards, phantom stock units and stock units:

	LTIP Units		Stock Awards		Phantom Stock		Stock Units
	Units	Value(1)	Shares	Value(1)	Units	Value(1)	Units	Value(1)
Balance at January 1, 2013	200,000	$38.63	20,924	$49.36	—	$—	114,677	$52.19
Granted	332,189	49.67	8,963	61.84	25,441	58.47	67,920	62.01
Vested	(200,000)	38.63	(10,720)	46.63	(4,021)	60.15	(45,279)	51.29
Forfeited	—	—	—	—	—	—	—	—

Balance at March 31, 2013	332,189	$49.67	19,167	$56.72	21,420	$58.16	137,318	$57.24

(1)
Value represents the weighted-average grant date fair value.

        The following table summarizes the activity of the SARs and stock options outstanding:

	SARs		Stock Options
	Shares	Value(1)	Shares	Value(1)
Balance at January 1, 2013	1,164,185	$56.55	12,768	$54.69
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Balance at March 31, 2013	1,164,185	$56.55	12,768	$54.69

(1)
Value represents the weighted-average exercise price.

19. Income Taxes:

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

19. Income Taxes: (Continued)

        The income tax benefit (provision) of the TRSs is as follows:

	For the Three Months Ended March 31,
	2013	2012
Current	$(281)	$—
Deferred	524	(1,850)

Income tax benefit (provision)	$243	$(1,850)

        The net operating loss carryforwards are currently scheduled to expire through 2032, beginning in 2021. Net deferred tax assets of $33,843 and $33,414 were included in deferred charges and other assets, net at March 31, 2013 and December 31, 2012, respectively.

        The tax returns for the years 2009-2011 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefits will materially change within the next twelve months.

20. Subsequent Events:

        On April 26, 2013, the Company announced a dividend/distribution of $0.58 per share for common stockholders and OP Unit holders of record on May 10, 2013. All dividends/distributions will be paid 100% in cash on June 7, 2013.

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

        Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or the industry to differ materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including those made in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012, as well as our other reports filed with the Securities and Exchange Commission (the "SEC"), which disclosures are incorporated herein by reference. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company does not intend, and undertakes no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.

Management's Overview and Summary

        The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, the Operating Partnership. As of March 31, 2013, the Operating Partnership owned or had an ownership interest in 61 regional shopping centers and nine community shopping centers totaling approximately 64 million square feet of gross leasable area. These 70 regional and community shopping centers are referred to hereinafter as the "Centers," unless the context otherwise requires. The Company is a self-administered and self-managed REIT and conducts all of its operations through the Operating Partnership and the Management Companies.

        The following discussion is based primarily on the consolidated financial statements of the Company for the three months ended March 31, 2013 and 2012. It compares the results of operations and cash flows for the three months ended March 31, 2013 to the results of operations and cash flows for the three months ended March 31, 2012. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

        On May 11, 2012, the Company sold a former Mervyn's store in Montebello, California for $20.8 million, resulting in a loss on the sale of $0.4 million. The proceeds from the sale were used for general corporate purposes. Currently, three former Mervyn's stores in the Company's portfolio remain vacant. The Company is actively seeking replacement tenants for these spaces.

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

        On October 3, 2012, the Company acquired the 75% ownership interest in FlatIron Crossing, a 1,439,000 square foot regional shopping center in Broomfield, Colorado, that it did not own for a cash payment of $195.9 million and the assumption of the third party's share of the mortgage note payable on the property of $114.5 million.

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

        On November 28, 2012, the Company acquired Kings Plaza Shopping Center, a 1,199,000 square foot regional shopping center in Brooklyn, New York, for a purchase price of $756.0 million. The purchase price was funded from a cash payment of $726.0 million and the issuance of $30.0 million in restricted common stock of the Company. The cash payment was provided by the placement of a mortgage note payable on the property that allowed for borrowings up to $500.0 million and from borrowings under the Company's line of credit. Concurrent with the acquisition, the Company borrowed $354.0 million on the loan. On January 3, 2013, the Company exercised its option to borrow the remaining $146.0 million of the loan.

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

Other Transactions and Events:

        In March 2012, the Company recorded an impairment charge of $54.3 million to write down the carrying value of the long-lived assets of Valley View Center to their estimated fair value. On April 23, 2012, the property was sold by a court appointed receiver for $33.5 million, which resulted in a gain on the extinguishment of debt of $104.0 million.

        On May 31, 2012, the Company conveyed Prescott Gateway, a 584,000 square foot regional shopping center in Prescott, Arizona, to the mortgage note lender by a deed-in-lieu of foreclosure. The mortgage loan was non-recourse. As a result of the conveyance, the Company recognized a gain on extinguishment of debt of $16.3 million.

Redevelopment and Development Activities:

        In August 2011, the Company entered into a joint venture agreement with a subsidiary of AWE/Talisman for the development of Fashion Outlets of Chicago in the Village of Rosemont, Illinois. The Company will own 60% of the joint venture and AWE/Talisman will own 40%. The Company has accounted for Fashion Outlets of Chicago as a consolidated joint venture. The Center will be a fully enclosed two level, 526,000 square foot outlet center. The site is located within a mile of O'Hare International Airport. The project broke ground in November 2011 and is scheduled to open on

August 1, 2013. The total estimated project cost is approximately $211.0 million. As of March 31, 2013, the joint venture has incurred $111.8 million of development costs. On March 2, 2012, the joint venture obtained a construction loan on the property that allows for borrowings of up to $140.0 million, bears interest at LIBOR plus 2.50% and matures March 2, 2017. As of March 31, 2013, the joint venture has borrowed $35.0 million under the loan.

        The Company's joint venture in Tysons Corner, a 2,154,000 square foot regional shopping center in McLean, Virginia, is currently expanding the property to include a 19-story office tower; a 500,000 square foot, 30-story, 430 unit residential tower; and a 17-story, 300 room Hyatt Regency hotel. The joint venture started the expansion project in October 2011 and expects it to be completed in 2014. The total cost of the project is estimated at $513.1 million, of which $256.6 million is estimated to be the Company's pro rata share. The Company has funded $66.6 million of the total of $133.3 million incurred by the joint venture as of March 31, 2013.

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

Deferred Charges:

        Costs relating to obtaining tenant leases are deferred and amortized over the initial term of the agreement using the straight-line method. As these deferred leasing costs represent productive assets incurred in connection with the Company's provision of leasing arrangements at the Centers, the related cash flows are classified as investing activities within the Company's consolidated statements of cash flows. Costs relating to financing of shopping center properties are deferred and amortized over the term of the related loan using the straight-line method, which approximates the effective interest method. The ranges of the terms of the agreements are as follows:

Deferred lease costs	1 - 15 years
Deferred financing costs	1 - 15 years

Results of Operations

        Many of the variations in the results of operations, discussed below, occurred because of the transactions affecting the Company's properties described above, including the Acquisition Properties and the Redevelopment Properties (as defined below).

        For purposes of the discussion below, the Company defines "Same Centers" as those Centers that are substantially complete and in operation for the entirety of both periods of the comparison. Non-Same Centers for comparison purposes include recently acquired properties ("Acquisition Properties") and those Centers or properties that are going through a substantial development or redevelopment often resulting in the closing of a portion of the Center ("Redevelopment Properties"). The Company moves a Center in and out of Same Centers based on whether the Center is substantially complete and in operation for the entirety of both periods of the comparison. Accordingly, the Same Centers consists of all consolidated centers, excluding the Acquisition Properties and the Redevelopment Properties for the periods of comparison.

        For comparison of the three months ended March 31, 2013 to the three months ended March 31, 2012, the Acquisition Properties include 500 North Michigan Avenue, FlatIron Crossing, Arrowhead Towne Center, Kings Plaza Shopping Center and Green Acres Mall. For comparison of the three months ended March 31, 2013 to the three months ended March 31, 2012, the Redevelopment Properties include Fashion Outlets of Chicago, Paradise Valley Mall and Southridge Mall.

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

        Tenant sales per square foot increased from $504 for the twelve months ended March 31, 2012 to $535 for the twelve months ended March 31, 2013. Occupancy rate increased from 92.1% at March 31, 2012 to 93.4% at March 31, 2013. Releasing spreads increased 14.9% for the twelve months ended March 31, 2013. These calculations exclude the Redevelopment Properties.

        The Company's recent trend of retail sales growth continued during the twelve months ended March 31, 2013 with tenant sales per square foot and releasing spreads increasing compared to the twelve months ended March 31, 2012. The Company expects that releasing spreads will continue to be positive during the remainder of 2013 as it renews or relets leases that are scheduled to expire during the year. The Company's occupancy rate as of March 31, 2013 also increased compared to March 31, 2012. Although certain aspects of the U.S. economy, the retail industry as well as the Company's operating results have continued to improve, economic and political uncertainty remains in various parts of the world and certain areas of the U.S. economy are still experiencing weakness. Any further continuation or worsening of these adverse conditions, or a decline in the current rate of economic growth, could harm the Company's business, results of operations and financial condition.

Comparison of Three Months Ended March 31, 2013 and 2012

Revenues:

        Minimum and percentage rents (collectively referred to as "rental revenue") increased by $30.3 million, or 24.5%, from 2012 to 2013. The increase in rental revenue is attributed to an increase of $29.7 million from the Acquisition Properties and $0.6 million from the Same Centers. Rental revenue includes the amortization of above and below market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below-market leases decreased from $2.6 million in 2012 to $1.6 million in 2013. The amortization of straight-line rents increased from $1.1 million in 2012 to $1.6 million in 2013. Lease termination income decreased from $1.5 million in 2012 to $0.8 million in 2013.

        Tenant recoveries increased $20.6 million, or 31.9%, from 2012 to 2013. This increase in tenant recoveries is attributed to an increase of $19.2 million from the Acquisition Properties and $1.4 million from the Same Centers.

        Management Companies revenue decreased from $11.2 million in 2012 to $10.1 million in 2013 due primarily to the conversion of Arrowhead Towne Center and FlatIron Crossing from joint ventures to consolidated properties in 2012 (See "Acquisitions and Dispositions" in Management's Overview and Summary).

Shopping Center and Operating Expenses:

        Shopping center and operating expenses increased $19.9 million, or 30.3%, from 2012 to 2013. The increase in shopping center and operating expenses is attributed to an increase of $19.4 million from the Acquisition Properties and $0.5 million from the Same Centers.

Management Companies' Operating Expenses:

        Management Companies' operating expenses increased $0.6 million from 2012 to 2013.

REIT General and Administrative Expenses:

        REIT general and administrative expenses increased by $1.5 million from 2012 to 2013.

Depreciation and Amortization:

        Depreciation and amortization increased $19.3 million from 2012 to 2013. The increase in depreciation and amortization is primarily attributed to an increase of $22.5 million from the Acquisition Properties offset in part by a decrease of $2.0 million from the Same Centers and $1.2 million from the Redevelopment Properties.

Interest Expense:

        Interest expense increased $11.2 million from 2012 to 2013. The increase in interest expense was primarily attributed to increases of $8.9 million from the Acquisition Properties, $3.8 million from the borrowings under the Company's line of credit and $3.8 million from the Same Centers offset in part by decreases of $4.7 million from the Senior Notes, which were paid off in full in March 2012 (See Liquidity and Capital Resources), and $0.6 million from the Redevelopment Properties.

        The above interest expense items are net of capitalized interest, which increased from $2.4 million in 2012 to $3.5 million in 2013, primarily due to an increase in development activity.

Equity in Income of Unconsolidated Joint Ventures:

        Equity in income of unconsolidated joint ventures decreased $12.5 million from 2012 to 2013. The decrease is primarily attributed to the Company's share of the gain recognized on the sale of SanTan Village Power Center in 2012 of $11.5 million (See "Acquisitions and Dispositions" in Management's Overview and Summary).

Gain on Remeasurement, Sale or Write Down of Assets:

        Gain on remeasurement, sale or write down of assets decreased $14.7 million from 2012 to 2013. The decrease is primarily attributed to the sales of the Company's ownership interests in Chandler Festival and Chandler Village Center in 2012 (See "Acquisitions and Dispositions" in Management's Overview and Summary).

Income (Loss) From Discontinued Operations:

        Income from discontinued operations increased $59.9 million from 2012 to 2013. The increase in income from discontinued operations is primarily due to the impairment charge of $54.3 million relating to the write down of the long-lived assets of Valley View Center to their estimated fair value in 2012 (See "Other Transactions and Events" in Management's Overview and Summary).

Net Income (Loss):

        Net income increased $34.3 million from 2012 to 2013. The increase is primarily attributed to the change in income from discontinued operations of $59.9 million offset in part by the decrease in the gain on remeasurement, sale or write down of assets of $14.7 million as discussed above.

Funds From Operations ("FFO"):

        Primarily as a result of the factors mentioned above, FFO—diluted increased 19.6% from $106.2 million in 2012 to $127.0 million in 2013. For a reconciliation of FFO and FFO—diluted to net income (loss) attributable to the Company, the most directly comparable GAAP financial measure, see "Funds From Operations ("FFO") and Adjusted Funds From Operations ("AFFO")" below.

Operating Activities:

        Cash provided by operating activities increased from $86.2 million in 2012 to $107.5 million in 2013. The increase was primarily due to changes in assets and liabilities and the results at the Acquisition Properties as discussed above.

Investing Activities:

        Cash used in investing activities increased from $71.5 million in 2012 to $456.6 million in 2013. The increase in cash used in investing activities was primarily due to the acquisition of Green Acres Mall for $500.0 million in 2013 (See "Acquisitions and Dispositions" in Management's Overview and Summary).

Financing Activities:

        Cash provided by financing activities increased from $147.3 million in 2012 to $352.1 million in 2013. The increase in cash provided by financing activities was primarily due to an increase in proceeds from mortgages, bank and other notes payable of $979.2 million offset in part by an increase in payments on mortgages, bank and other notes payable of $765.2 million.

Liquidity and Capital Resources

        The Company anticipates meeting its liquidity needs for its operating expenses, debt service and dividend requirements for the next twelve months through cash generated from operations, working capital reserves and/or borrowings under its unsecured line of credit.

        The following tables summarize capital expenditures incurred at the Centers:

	For the Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Consolidated Centers:
Acquisitions of property and equipment	$504,657	$72,641
Development, redevelopment, expansion and renovation of Centers	40,940	15,105
Tenant allowances	3,461	3,920
Deferred leasing charges	8,908	8,503

	$557,966	$100,169

Joint Venture Centers (at Company's pro rata share):
Acquisitions of property and equipment	$1,443	$223
Development, redevelopment, expansion and renovation of Centers	16,755	11,492
Tenant allowances	1,779	751
Deferred leasing charges	922	1,441

	$20,899	$13,907

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

        The capital and credit markets can fluctuate, and at times, limit access to debt and equity financing for companies. As demonstrated by the Company's recent activity, including its $500 million ATM Program as discussed below and its $1.5 billion line of credit, the Company has recently been able to access capital; however, there is no assurance the Company will be able to do so in future periods or on similar terms and conditions. Many factors impact the Company's ability to access capital, such as its overall debt level, interest rates, interest coverage ratios and prevailing market conditions. In the event that the Company has significant tenant defaults as a result of the overall economy and general market conditions, the Company could have a decrease in cash flow from operations, which could result in increased borrowings under its line of credit. These events could result in an increase in the Company's proportion of floating rate debt, which would cause it to be subject to interest rate fluctuations in the future.

        The Company has an equity distribution agreement ("Distribution Agreement") with a number of sales agents to issue and sell, from time to time, shares of common stock, having an aggregate offering price of up to $500 million (the "Shares"). Sales of the Shares, if any, may be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an "at the market" offering, which includes sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange. This offering is referred to herein as the "ATM Program". During the three months ended March 31, 2013, the Company did not sell any shares of common stock under the ATM Program. As of March 31, 2013, $322.1 million remained available to be sold under the ATM Program. Actual future sales will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and our capital needs. The Company has no obligation to sell the remaining shares available for sale under the ATM Program.

        The Company's total outstanding loan indebtedness at March 31, 2013 was $7.4 billion (including $760.0 million of unsecured debt and $1.7 billion of its pro rata share of joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand.

        The Company has a $1.5 billion revolving line of credit that bears interest at LIBOR plus a spread of 1.75% to 3.0% depending on the Company's overall leverage and matures on May 2, 2015 with a one-year extension option. Based on the Company's current leverage levels, the borrowing rate on the new facility is LIBOR plus 2.25%. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2.0 billion less the outstanding balance of the $125.0 million unsecured term loan, as discussed below. All obligations under the line of credit are unconditionally guaranteed by the Company and certain of its direct and indirect subsidiaries and are secured, subject to certain exceptions, by pledges of direct and indirect ownership interests in certain of the subsidiary guarantors. At March 31, 2013, total borrowings under the line of credit were $635.0 million with an average effective interest rate of 2.74%.

        The Company has a $125.0 million unsecured term loan under the Company's line of credit that bears interest at LIBOR plus a spread of 1.95% to 3.20% depending on the Company's overall leverage and matures on December 8, 2018. Based on the Company's current leverage levels, the borrowing rate is LIBOR plus 2.20%. As of March 31, 2013, the total interest rate was 2.56%.

        At March 31, 2013, the Company was in compliance with all applicable loan covenants under its agreements.

        At March 31, 2013, the Company had cash and cash equivalents of $68.8 million.

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

        In addition, certain joint ventures also have secured debt that could become recourse debt to the Company or its subsidiaries, in excess of the Company's pro rata share, should the joint ventures be unable to discharge the obligations of the related debt. At March 31, 2013, the balance of the debt that could be recourse to the Company was $51.2 million offset in part by indemnity agreements from joint venture partners for $21.3 million. The maturities of the recourse debt, net of indemnification, are $4.1 million in 2013, $16.8 million in 2015 and $9.0 million in 2016.

        Additionally, as of March 31, 2013, the Company is contingently liable for $3.8 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Long-term Contractual Obligations:

        The following is a schedule of long-term contractual obligations as of March 31, 2013 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)	$5,935,090	$557,092	$1,175,852	$1,686,537	$2,515,609
Operating lease obligations(1)	370,152	15,471	27,419	25,578	301,684
Purchase obligations(1)	28,042	28,042	—	—	—
Other long-term liabilities	293,601	251,761	2,982	3,299	35,559

	$6,626,885	$852,366	$1,206,253	$1,715,414	$2,852,852

(1)
See Note 16—Commitments and Contingencies of the Company's Consolidated Financial Statements.

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

        Adjusted FFO ("AFFO") excludes the FFO impact of Shoppingtown Mall and Valley View Center for the three months ended March 31, 2012. In December 2011, the Company conveyed Shoppingtown Mall to the lender by a deed-in-lieu of foreclosure. In July 2010, a court-appointed receiver assumed operational control of Valley View Center and responsibility for managing all aspects of the property. Valley View Center was sold by the receiver on April 23, 2012, and the related non-recourse mortgage loan obligation was fully extinguished on that date.

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

        FFO and AFFO do not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income (loss) as defined by GAAP, and are not indicative of cash available to fund all cash flow needs. The Company also cautions that FFO and AFFO, as presented, may not be comparable to similarly titled measures reported by other real estate investment trusts.

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

        The following reconciles net income (loss) attributable to the Company to FFO and FFO-diluted for the three months ended March 31, 2013 and 2012 and FFO and FFO—diluted to AFFO and AFFO—diluted for the same periods (dollars and shares in thousands):

	For the Three Months Ended March 31,
	2013	2012
Net income (loss) attributable to the Company	$18,092	$(14,068)
Adjustments to reconcile net income (loss) attributable to the Company to FFO—basic:
Noncontrolling interests in the Operating Partnership	1,343	(1,188)
(Gain) loss on remeasurement, sale or write down of consolidated assets, net	(4,834)	35,727
Add: gain on sale of undepreciated consolidated assets	2,248	—
Add: noncontrolling interests share of gain on remeasurement, sale or write down of consolidated joint ventures	3,172	3,555
Loss (gain) on remeasurement, sale or write down of assets from unconsolidated joint ventures, net(1)	19	(11,511)
Add: loss on sale of undepreciated assets from unconsolidated joint ventures(1)	(2)	—
Depreciation and amortization on consolidated assets	93,160	76,964
Less: depreciation and amortization attributable to noncontrolling interests on consolidated joint ventures	(4,534)	(4,850)
Depreciation and amortization on unconsolidated joint ventures(1)	21,331	24,757
Less: depreciation on personal property	(3,020)	(3,213)

FFO—basic and diluted	126,975	106,173
Shoppingtown Mall	—	360
Valley View Center	—	2,629

AFFO and AFFO—diluted	$126,975	$109,162

Weighted average number of FFO shares outstanding for:
FFO—basic(2)	147,745	143,452
Adjustments for impact of dilutive securities in computing FFO-diluted:
Share and unit based compensation plans	78	—

FFO—diluted(3)	147,823	143,452

(1)
Unconsolidated joint ventures are presented at the Company's pro rata share.

(2)
As of March 31, 2013 and 2012, 10.2 million and 11.2 million OP Units were outstanding, respectively.

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

        The following table sets forth information as of March 31, 2013 concerning the Company's long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV") (dollars in thousands):

	For the years ended March 31,
	2014	2015	2016	2017	2018	Thereafter	Total	FV
CONSOLIDATED CENTERS:
Long-term debt:
Fixed rate	$290,620	$150,357	$563,583	$399,669	$492,626	$2,295,508	$4,192,363	$4,305,760
Average interest rate	3.11%	4.56%	5.96%	5.51%	3.62%	4.00%	4.32%
Floating rate	249,637	171,839	234,995	733,959	—	125,000	1,515,430	1,529,900
Average interest rate	3.12%	4.03%	3.29%	2.79%	—%	2.56%	3.04%

Total debt—Consolidated Centers	$540,257	$322,196	$798,578	$1,133,628	$492,626	$2,420,508	$5,707,793	$5,835,660

UNCONSOLIDATED JOINT VENTURE CENTERS:
Long-term debt (at Company's pro rata share):
Fixed rate	$163,910	$43,471	$357,590	$151,644	$124,888	$632,070	$1,473,573	$1,511,292
Average interest rate	4.79%	7.08%	5.67%	7.14%	3.79%	3.54%	4.69%
Floating rate	69,221	294	13,609	70,294	24,824	—	178,242	179,988
Average interest rate	4.71%	3.06%	3.16%	3.04%	2.96%	—%	3.68%

Total debt—Unconsolidated Joint Venture Centers	$233,131	$43,765	$371,199	$221,938	$149,712	$632,070	$1,651,815	$1,691,280

        The consolidated Centers' total fixed rate debt at March 31, 2013 and December 31, 2012 was $4.2 billion and $3.7 billion, respectively. The average interest rate on fixed rate debt at March 31, 2013 and December 31, 2012 was 4.32% and 4.40%, respectively. The consolidated Centers' total floating rate debt at March 31, 2013 and December 31, 2012 was $1.5 billion. The average interest rate on floating rate debt at March 31, 2013 and December 31, 2012 was 3.04% and 3.05%, respectively.

        The Company's pro rata share of the Unconsolidated Joint Venture Centers' fixed rate debt at March 31, 2013 and December 31, 2012 was $1.5 billion. The average interest rate on fixed rate debt at March 31, 2013 and December 31, 2012 was 4.69% and 5.27%, respectively. The Company's pro rata share of the Unconsolidated Joint Venture Centers' floating rate debt at March 31, 2013 and December 31, 2012 was $178.2 million and $178.3 million, respectively. The average interest rate on the floating rate debt at March 31, 2013 and December 31, 2012 was 3.68% and 3.69%, respectively.

        In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $16.9 million per year based on $1.7 billion of floating rate debt outstanding at March 31, 2013.

        The fair value of the Company's long-term debt is estimated based on a present value model utilizing interest rates that reflect the risks associated with long-term debt of similar risk and duration. In addition, the method of computing fair value for mortgage notes payable included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt (See Note 9—Mortgage Notes Payable and Note 10—Bank and Other Notes Payable in the Company's Notes to the Consolidated Financial Statements).

Item 4.    Controls and Procedures

        As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of March 31, 2013, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.    Risk Factors

        There have been no material changes to the risk factors relating to the Company set forth under the caption "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        On February 27, 2013 and March 15, 2013, the Company, as general partner of the Operating Partnership, issued 500 and 15,000 shares of common stock of the Company, respectively, upon the redemption of 500 and 15,000 common partnership units of the Operating Partnership, respectively. These shares of common stock were issued in a private placement to two limited partners of the Operating Partnership, each an accredited investor, pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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
3.1		Articles of Amendment and Restatement of the Company (incorporated by reference as an exhibit to the Company's Registration Statement on Form S-11, as amended (No. 33-68964)).
3.1.1		Articles Supplementary of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date May 30, 1995).
3.1.2		Articles Supplementary of the Company (with respect to the first paragraph) (incorporated by reference as an exhibit to the Company's 1998 Form 10-K).
3.1.3		Articles Supplementary of the Company (Series D Preferred Stock) (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date July 26, 2002).
3.1.4		Articles Supplementary of the Company (incorporated by reference as an exhibit to the Company's Registration Statement on Form S-3, as amended (No. 333-88718)).
3.1.5		Articles of Amendment (declassification of Board) (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).
3.1.6		Articles Supplementary (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date February 5, 2009).
3.1.7		Articles of Amendment (increased authorized shares) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
3.2		Amended and Restated Bylaws of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date January 26, 2012).

10.1	*	Amendment No. 1 to 2013 Deferred Compensation Plan for Executives (March 29, 2013).

10.2	*	Termination of Management Continuity Agreement between the Company and Arthur M. Coppola, effective as of March 15, 2013.

10.3	*	Form of LTIP Unit Award Agreement under 2003 Equity Incentive Plan (Performance-based).
31.1		Section 302 Certification of Arthur Coppola, Chief Executive Officer
31.2		Section 302 Certification of Thomas O'Hern, Chief Financial Officer
32.1		Section 906 Certifications of Arthur Coppola and Thomas O'Hern
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit Number	Description
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

Date: May 6, 2013