Form 10-Q
period 2013-06-30
MACERICH CO
filed 2013-08-08
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

YES ☐        NO ☒

        Number of shares outstanding as of August 7, 2013 of the registrant's common stock, par value $0.01 per share: 140,537,386 shares

THE MACERICH COMPANY

FORM 10-Q

INDEX

THE MACERICH COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS:
Property, net	$7,778,785	$7,479,546
Cash and cash equivalents	46,943	65,793
Restricted cash	72,260	78,658
Marketable securities	23,062	23,667
Tenant and other receivables, net	96,388	103,744
Deferred charges and other assets, net	549,229	565,130
Loans to unconsolidated joint ventures	2,749	3,345
Due from affiliates	30,747	17,068
Investments in unconsolidated joint ventures	949,726	974,258

Total assets	$9,549,889	$9,311,209

LIABILITIES AND EQUITY:
Mortgage notes payable:
Related parties	$272,031	$274,609
Others	4,352,182	4,162,734

Total	4,624,213	4,437,343
Bank and other notes payable	566,854	824,027
Accounts payable and accrued expenses	71,641	70,251
Other accrued liabilities	320,201	318,174
Distributions in excess of investments in unconsolidated joint ventures	202,534	152,948
Co-venture obligation	86,677	92,215

Total liabilities	5,872,120	5,894,958

Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 140,709,202 and 137,507,010 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1,407	1,375
Additional paid-in capital	3,896,495	3,715,895
Accumulated deficit	(562,995)	(639,741)

Total stockholders' equity	3,334,907	3,077,529
Noncontrolling interests	342,862	338,722

Total equity	3,677,769	3,416,251

Total liabilities and equity	$9,549,889	$9,311,209

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Minimum rents	$146,992	$112,612	$290,707	$226,379
Percentage rents	2,822	2,625	7,191	6,251
Tenant recoveries	85,364	61,625	167,827	123,605
Management Companies	10,301	9,657	20,451	20,872
Other	11,498	9,138	25,001	16,850

Total revenues	256,977	195,657	511,177	393,957

Expenses:
Shopping center and operating expenses	82,506	62,032	165,106	124,562
Management Companies' operating expenses	22,816	23,734	45,965	46,259
REIT general and administrative expenses	6,693	5,655	12,717	10,174
Depreciation and amortization	92,333	69,169	183,136	140,699

	204,348	160,590	406,924	321,694

Interest expense:
Related parties	3,764	3,833	7,544	7,773
Other	50,675	39,464	100,595	78,048

	54,439	43,297	108,139	85,821
Gain on early extinguishment of debt, net	(1,943)	—	(1,943)	—

Total expenses	256,844	203,887	513,120	407,515
Equity in income of unconsolidated joint ventures	92,201	18,691	110,316	49,309
Co-venture expense	(2,138)	(1,304)	(4,179)	(2,395)
Income tax benefit	1,477	3,075	1,721	1,225
(Loss) gain on remeasurement, sale or write down of assets, net	(798)	(1,528)	4,030	17,969

Income from continuing operations	90,875	10,704	109,945	52,550

Discontinued operations:
Gain on the disposition of assets, net	141,906	131,396	141,912	75,828
Income from discontinued operations	2,035	2,443	5,488	4,441

Total income from discontinued operations	143,941	133,839	147,400	80,269

Net income	234,816	144,543	257,345	132,819
Less net income attributable to noncontrolling interests	15,819	11,189	20,256	13,533

Net income attributable to the Company	$218,997	$133,354	$237,089	$119,286

Earnings per common share attributable to Company—basic:
Income from continuing operations	$0.61	$0.07	$0.72	$0.34
Discontinued operations	0.96	0.93	0.99	0.56

Net income attributable to common stockholders	$1.57	$1.00	$1.71	$0.90

Earnings per common share attributable to Company—diluted:
Income from continuing operations	$0.61	$0.07	$0.72	$0.34
Discontinued operations	0.96	0.93	0.99	0.56

Net income attributable to common stockholders	$1.57	$1.00	$1.71	$0.90

Weighted average number of common shares outstanding:
Basic	139,372,000	132,768,000	138,460,000	132,520,000

Diluted	139,526,000	132,877,000	138,581,000	132,611,000

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENT OF EQUITY

(Dollars in thousands, except per share data)

(Unaudited)

	Stockholders' Equity
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2013	137,507,010	$1,375	$3,715,895	$(639,741)	$3,077,529	$338,722	$3,416,251
Net income	—	—	—	237,089	237,089	20,256	257,345
Share and unit-based compensation plans	79,429	—	10,868	—	10,868	—	10,868
Employee stock purchases	8,941	—	459	—	459	—	459
Stock offerings, net	2,456,956	25	171,149	—	171,174	—	171,174
Distributions paid ($1.16) per share	—	—	—	(160,343)	(160,343)	—	(160,343)
Distributions to noncontrolling interests	—	—	—	—	—	(13,074)	(13,074)
Other	—	—	(3,889)	—	(3,889)	—	(3,889)
Conversion of noncontrolling interests to common shares	656,866	7	12,977	—	12,984	(12,984)	—
Redemption of noncontrolling interests	—	—	(703)	—	(703)	(319)	(1,022)
Adjustment of noncontrolling interest in Operating Partnership	—	—	(10,261)	—	(10,261)	10,261	—

Balance at June 30, 2013	140,709,202	$1,407	$3,896,495	$(562,995)	$3,334,907	$342,862	$3,677,769

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$257,345	$132,819
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on early extinguishment of debt	(1,943)	—
Gain on remeasurement, sale or write down of assets, net	(4,030)	(17,969)
Gain on the disposition of assets, net from discontinued operations	(141,912)	(75,828)
Depreciation and amortization	191,431	156,843
Amortization of net (premium) discount on mortgages, bank and other notes payable	(4,464)	937
Amortization of share and unit-based plans	8,780	5,510
Provision for doubtful accounts	2,583	1,582
Income tax benefit	(1,721)	(1,225)
Equity in income of unconsolidated joint ventures	(110,316)	(49,309)
Distributions of income from unconsolidated joint ventures	8,022	7,886
Co-venture expense	4,179	2,395
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables	4,773	9,700
Other assets	19,376	4,226
Due from affiliates	(349)	(185)
Accounts payable and accrued expenses	(3,653)	4,838
Other accrued liabilities	(45,314)	(37,622)

Net cash provided by operating activities	182,787	144,598

Cash flows from investing activities:
Acquisitions of property	(492,577)	(70,925)
Development, redevelopment, expansion and renovation of properties	(86,982)	(59,735)
Property improvements	(11,049)	(3,126)
Issuance of notes receivable	(13,330)	(12,500)
Proceeds from maturities of marketable securities	689	689
Deferred leasing costs	(16,769)	(14,302)
Distributions from unconsolidated joint ventures	220,102	71,522
Contributions to unconsolidated joint ventures	(42,616)	(40,918)
Collection of/loans to unconsolidated joint ventures, net	596	592
Proceeds from sale of assets	315,059	130,645
Restricted cash	6,398	5,760

Net cash (used in) provided by investing activities	(120,479)	7,702

THE MACERICH COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	$2,093,503	$1,235,885
Payments on mortgages, bank and other notes payable	(2,156,635)	(1,191,245)
Deferred financing costs	(5,503)	(3,000)
Net proceeds from stock offerings	171,174	—
Proceeds from share and unit-based plans	459	425
Exercise of stock warrants	—	(3,448)
Redemption of noncontrolling interests	(1,022)	(15)
Contribution from noncontrolling interests	—	776
Dividends and distributions	(173,417)	(161,139)
Distributions to co-venture partner	(9,717)	(7,990)

Net cash used in financing activities	(81,158)	(129,751)

Net (decrease) increase in cash and cash equivalents	(18,850)	22,549
Cash and cash equivalents, beginning of period	65,793	67,248

Cash and cash equivalents, end of period	$46,943	$89,797

Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$113,201	$88,573

Non-cash transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$23,063	$17,325

Mortgage notes payable settled by deed-in-lieu of foreclosure	$—	$185,000

Application of deposit to acquire property	$30,000	$—

Conversion of noncontrolling interests to common shares	$12,984	$11,276

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

        The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of June 30, 2013, the Company was the sole general partner of, and held a 94% ownership interest in, The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Earnings per Share ("EPS"):

        The following table reconciles the numerator and denominator used in the computation of earnings per share for the three and six months ended June 30, 2013 and 2012 (shares in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Numerator
Income from continuing operations	$90,875	$10,704	$109,945	$52,550
Income from discontinued operations	143,941	133,839	147,400	80,269
Net income attributable to noncontrolling interests	(15,819)	(11,189)	(20,256)	(13,533)

Net income attributable to the Company	218,997	133,354	237,089	119,286
Allocation of earnings to participating securities	(217)	(115)	(216)	(380)

Numerator for basic and diluted earnings per share—net income attributable to common stockholders	$218,780	$133,239	$236,873	$118,906

Denominator
Denominator for basic earnings per share—weighted average number of common shares outstanding	139,372	132,768	138,460	132,520
Effect of dilutive securities:(1)
Stock warrants	—	68	—	84
Share and unit-based compensation plans	154	41	121	7

Denominator for diluted earnings per share—weighted average number of common shares outstanding	139,526	132,877	138,581	132,611

Earnings per common share—basic:
Income from continuing operations	$0.61	$0.07	$0.72	$0.34
Discontinued operations	0.96	0.93	0.99	0.56

Net income attributable to common stockholders	$1.57	$1.00	$1.71	$0.90

Earnings per common share—diluted:
Income from continuing operations	$0.61	$0.07	$0.72	$0.34
Discontinued operations	0.96	0.93	0.99	0.56

Net income attributable to common stockholders	$1.57	$1.00	$1.71	$0.90

(1)
The convertible senior notes ("Senior Notes") are excluded from diluted EPS for the six months ended June 30, 2012 as their impact was antidilutive. The Senior Notes were paid off in full on March 15, 2012 (See Note 10—Bank and Other Notes Payable).

Diluted EPS excludes 184,304 and 198,745 convertible preferred units for the three months ended June 30, 2013 and 2012, respectively, and 184,304 and 203,693 convertible preferred units for the six months ended June 30, 2013 and 2012, respectively, as their impact was antidilutive.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

3. Earnings per Share ("EPS"): (Continued)

  Diluted EPS excludes 1,154,221 unexercised stock appreciation rights ("SARs") for the six months ended June 30, 2012 as their impact was antidilutive.

  Diluted EPS excludes 9,938,795 and 11,262,293 Operating Partnership units ("OP Units") for the three months ended June 30, 2013 and 2012, respectively, and 10,072,120 and 11,220,562 OP Units for the six months ended June 30, 2013 and 2012, respectively, as their impact was antidilutive.

4. Investments in Unconsolidated Joint Ventures:

        During 2012 and 2013, the Company made the following investments and dispositions relating to its unconsolidated joint ventures:

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

        On March 30, 2012, the Company's joint venture in SanTan Village Power Center, a 491,000 square foot community center in Gilbert, Arizona, sold the property for $54,780, resulting in a gain on sale of assets to the joint venture of $23,294. The cash proceeds from the sale were used to pay off the $45,000 mortgage loan on the property and the remaining $9,780 was distributed to the partners. The Company's share of the gain recognized was $11,502, which was included in equity in income of unconsolidated joint ventures during the six months ended June 30, 2012, offset in part by $3,565, which was included in net income attributable to noncontrolling interests during the six months ended June 30, 2012. The Company used its share of the proceeds to pay down its line of credit and for general corporate purposes.

        On May 31, 2012, the Company sold its 50% ownership interest in Chandler Gateway, a 260,000 square foot community center in Chandler, Arizona, for a total sales price of $14,315, resulting in a gain on sale of assets of $3,363 that was included in gain on remeasurement, sale or write down of assets, net during the six months ended June 30, 2012. The sales price was funded by a cash payment of $4,921 and the assumption of the Company's share of the mortgage note payable on the property of $9,394. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.

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

        On October 3, 2012, the Company acquired the remaining 75% ownership interest in FlatIron Crossing, a 1,425,000 square foot regional shopping center in Broomfield, Colorado, that it did not own for $310,397. The purchase price was funded by a cash payment of $195,900 and the assumption of the third party's share of the mortgage note payable on the property of $114,497. Prior to the acquisition, the Company had accounted for its investment in FlatIron Crossing under the equity method. Since the date of acquisition, the Company has included FlatIron Crossing in its consolidated financial statements (See Note 14—Acquisitions).

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

        On May 29, 2013, the Company's joint venture in Pacific Premier Retail LP sold Redmond Town Center Office, a 582,000 square foot office building in Redmond, Washington, for $185,000, resulting in a gain on the sale of assets of $89,183 to the joint venture. The Company's share of the gain was $44,438, which was included in equity in income of unconsolidated joint ventures during the three and six months ended June 30, 2013. The Company used its share of the proceeds to pay down its line of credit and for general corporate purposes.

        On June 12, 2013, the Company's joint venture in Pacific Premier Retail LP sold Kitsap Mall, a 846,000 square foot regional shopping center in Silverdale, Washington, for $127,000, resulting in a gain on the sale of assets of $55,166 to the joint venture. The Company's share of the gain was $28,135, which was included in equity in income of unconsolidated joint ventures during the three and six months ended June 30, 2013. The Company used its share of the proceeds to pay down its line of credit and for general corporate purposes.

        Combined condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined Condensed Balance Sheets of Unconsolidated Joint Ventures:

	June 30, 2013	December 31, 2012
Assets(1):
Properties, net	$3,534,985	$3,653,631
Other assets	338,541	411,862

Total assets	$3,873,526	$4,065,493

Liabilities and partners' capital(1):
Mortgage notes payable(2)	$3,151,636	$3,240,723
Other liabilities	181,254	148,711
Company's capital	236,045	304,477
Outside partners' capital	304,591	371,582

Total liabilities and partners' capital	$3,873,526	$4,065,493

Investments in unconsolidated joint ventures:
Company's capital	$236,045	$304,477
Basis adjustment(3)	511,147	516,833

	$747,192	$821,310

Assets—Investments in unconsolidated joint ventures	$949,726	$974,258
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(202,534)	(152,948)

	$747,192	$821,310

(1)
These amounts include the assets and liabilities of the following joint ventures as of June 30, 2013 and December 31, 2012:

	Pacific Premier Retail LP	Tysons Corner LLC
As of June 30, 2013:
Total Assets	$882,490	$467,632
Total Liabilities	$815,322	$337,804
As of December 31, 2012:
Total Assets	$1,039,742	$409,622
Total Liabilities	$942,370	$329,145
(2)
Certain mortgage notes payable could become recourse debt to the Company should the joint venture be unable to discharge the obligations of the related debt. As of June 30, 2013 and December 31, 2012, a total of $51,130 and $51,171, respectively, could become recourse debt to

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

  the Company. As of June 30, 2013 and December 31, 2012, the Company has indemnity agreements from joint venture partners for $21,270 of the guaranteed amount.

  Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $433,641 and $436,857 as of June 30, 2013 and December 31, 2012, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates—Broadway Plaza. Interest expense incurred on these borrowings amounted to $6,854 and $10,939 for the three months ended June 30, 2013 and 2012, respectively, and $13,797 and $21,994 for the six months ended June 30, 2013 and 2012, respectively.

(3)
The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $3,331 and $3,132 for the three months ended June 30, 2013 and 2012, respectively, and $5,893 and $3,075 for the six months ended June 30, 2013 and 2012, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined Condensed Statements of Operations of Unconsolidated Joint Ventures:

	Pacific Premier Retail LP	Tysons Corner LLC	Other Joint Ventures	Total
Three Months Ended June 30, 2013
Revenues:
Minimum rents	$31,221	$15,685	$59,969	$106,875
Percentage rents	594	180	2,936	3,710
Tenant recoveries	14,486	11,697	26,688	52,871
Other	1,643	652	11,367	13,662

Total revenues	47,944	28,214	100,960	177,118

Expenses:
Shopping center and operating expenses	14,269	8,519	34,790	57,578
Interest expense	11,293	1,784	20,929	34,006
Depreciation and amortization	10,720	4,501	23,299	38,520

Total operating expenses	36,282	14,804	79,018	130,104

Gain on remeasurement, sale or write down of assets, net	144,349	—	891	145,240

Net income	$156,011	$13,410	$22,833	$192,254

Company's equity in net income	$78,426	$5,161	$8,614	$92,201

Three Months Ended June 30, 2012
Revenues:
Minimum rents	$32,459	$15,962	$85,685	$134,106
Percentage rents	771	233	3,027	4,031
Tenant recoveries	14,402	10,814	41,750	66,966
Other	1,261	669	9,780	11,710

Total revenues	48,893	27,678	140,242	216,813

Expenses:
Shopping center and operating expenses	14,148	8,560	52,938	75,646
Interest expense	13,213	3,043	37,323	53,579
Depreciation and amortization	10,559	5,109	31,377	47,045

Total operating expenses	37,920	16,712	121,638	176,270

Loss on remeasurement, sale or write down of assets, net	(10)	—	(14)	(24)

Net income	$10,963	$10,966	$18,590	$40,519

Company's equity in net income	$5,577	$4,302	$8,812	$18,691

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

	Pacific Premier Retail LP	Tysons Corner LLC	Other Joint Ventures	Total
Six Months Ended June 30, 2013
Revenues:
Minimum rents	$64,353	$31,182	$120,930	$216,465
Percentage rents	1,583	746	4,238	6,567
Tenant recoveries	28,440	22,721	53,900	105,061
Other	2,894	1,570	18,780	23,244

Total revenues	97,270	56,219	197,848	351,337

Expenses:
Shopping center and operating expenses	28,717	17,001	70,961	116,679
Interest expense	22,867	4,024	45,046	71,937
Depreciation and amortization	21,630	8,931	45,120	75,681

Total operating expenses	73,214	29,956	161,127	264,297

Gain on remeasurement, sale or write down of assets, net	144,349	—	701	145,050

Net income	$168,405	$26,263	$37,422	$232,090

Company's equity in net income	$84,117	$10,038	$16,161	$110,316

Six Months Ended June 30, 2012
Revenues:
Minimum rents	$66,094	$31,302	$175,790	$273,186
Percentage rents	1,734	633	6,317	8,684
Tenant recoveries	27,876	21,629	84,162	133,667
Other	2,527	1,346	18,360	22,233

Total revenues	98,231	54,910	284,629	437,770

Expenses:
Shopping center and operating expenses	28,310	17,074	108,861	154,245
Interest expense	26,501	6,064	76,446	109,011
Depreciation and amortization	21,021	10,185	62,430	93,636

Total operating expenses	75,832	33,323	247,737	356,892

(Loss) gain on remeasurement, sale or write down of assets, net	(10)	—	22,976	22,966

Net income	$22,389	$21,587	$59,868	$103,844

Company's equity in net income	$11,387	$8,349	$29,573	$49,309

        Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

5. Property:

        Property consists of the following:

	June 30, 2013	December 31, 2012
Land	$1,689,899	$1,572,621
Buildings and improvements	6,530,904	6,417,674
Tenant improvements	512,875	496,203
Equipment and furnishings	149,129	149,959
Construction in progress	466,308	376,249

	9,349,115	9,012,706
Less accumulated depreciation	(1,570,330)	(1,533,160)

	$7,778,785	$7,479,546

        Depreciation expense was $69,013 and $55,696 for the three months ended June 30, 2013 and 2012, respectively, and $138,174 and $116,207 for the six months ended June 30, 2013 and 2012, respectively.

        The gain on remeasurement, sale or write down of assets, net includes the write off of development costs of $798 and $4,891 for the three months ended June 30, 2013 and 2012, respectively, and $1,371 and $5,925 during the six months ended June 30, 2013 and 2012, respectively. In addition, the gain on remeasurement, sale or write down of assets, net includes the gain on the sale of assets of $5,401 during the six months ended June 30, 2013.

6. Marketable Securities:

        Marketable securities consist of the following:

	June 30, 2013	December 31, 2012
Government debt securities, at par value	$23,080	$23,769
Less discount	(18)	(102)

	23,062	23,667
Unrealized gain	137	685

Fair value (Level 1 measurement)	$23,199	$24,352

        The future contractual maturities of marketable securities are less than one year. The proceeds from maturities and interest receipts from the marketable securities are restricted to the service of the Greeley Note (See Note 10—Bank and Other Notes Payable).

7. Tenant and Other Receivables, net:

        Included in tenant and other receivables, net, is an allowance for doubtful accounts of $2,547 and $2,374 at June 30, 2013 and December 31, 2012, respectively. Also included in tenant and other

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

7. Tenant and Other Receivables, net: (Continued)

receivables, net, are accrued percentage rents of $1,334 and $9,168 at June 30, 2013 and December 31, 2012, respectively, and deferred rent receivable due to straight-line rent adjustments of $51,745 and $49,129 at June 30, 2013 and December 31, 2012, respectively.

        Included in tenant and other receivables, net, are the following notes receivable:

        On March 31, 2006, the Company received a note receivable that is secured by a deed of trust, bears interest at 5.5% and matures on March 31, 2031. At June 30, 2013 and December 31, 2012, the note had a balance of $8,342 and $8,502, respectively.

        On August 18, 2009, the Company received a note receivable from J&R Holdings XV, LLC ("Pederson") that bears interest at 11.6% and matures on December 31, 2013. Pederson is considered a related party because it has an ownership interest in Promenade at Casa Grande. The note is secured by Pederson's interest in Promenade at Casa Grande. Interest income on the note was $155 and $154 for the three months ended June 30, 2013 and 2012, respectively, and $308 and $258 for the six months ended June 30, 2013 and 2012, respectively. The balance on the note at June 30, 2013 and December 31, 2012 was $3,445.

8. Deferred Charges and Other Assets, net:

        Deferred charges and other assets, net, consist of the following:

	June 30, 2013	December 31, 2012
Leasing	$231,434	$234,498
Financing	46,977	42,868
Intangible assets:
In-place lease values	196,539	175,735
Leasing commissions and legal costs	49,613	46,419
Above-market leases	127,087	118,033
Deferred tax assets	31,399	33,414
Deferred compensation plan assets	27,311	24,670
Acquisition deposit	—	30,000
Other assets	61,316	72,811

	771,676	778,448
Less accumulated amortization(1)	(222,447)	(213,318)

	$549,229	$565,130

(1)
Accumulated amortization includes $72,957 and $62,792 relating to in-place lease values, leasing commissions and legal costs at June 30, 2013 and December 31, 2012, respectively. Amortization expense of in-place lease values, leasing commissions and legal costs was $14,489 and $6,553 for the three months ended June 30, 2013 and 2012, respectively, and $28,383 and $16,205 for the six months ended June 30, 2013 and 2012, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

8. Deferred Charges and Other Assets, net: (Continued)

        The allocated values of above-market leases and below-market leases consist of the following:

	June 30, 2013	December 31, 2012
Above-Market Leases
Original allocated value	$127,087	$118,033
Less accumulated amortization	(44,055)	(46,361)

	$83,032	$71,672

Below-Market Leases(1)
Original allocated value	$189,511	$164,489
Less accumulated amortization	(73,488)	(77,131)

	$116,023	$87,358

(1)
Below-market leases are included in other accrued liabilities.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

9. Mortgage Notes Payable:

        Mortgage notes payable at June 30, 2013 and December 31, 2012 consist of the following:

	Carrying Amount of Mortgage Notes(1)
	June 30, 2013		December 31, 2012
Property Pledged as Collateral	Related Party	Other	Related Party	Other	Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Arrowhead Towne Center	$—	$239,624	$—	$243,176	2.76%	$1,131	2018
Chandler Fashion Center(5)	—	200,000	—	200,000	3.77%	625	2019
Chesterfield Towne Center	—	110,000	—	110,000	4.80%	573	2022
Danbury Fair Mall	118,490	118,490	119,823	119,823	5.53%	1,538	2020
Deptford Mall	—	203,462	—	205,000	3.76%	947	2023
Deptford Mall	—	14,676	—	14,800	6.46%	101	2016
Eastland Mall	—	168,000	—	168,000	5.79%	811	2016
Fashion Outlets of Chicago(6)	—	55,123	—	9,165	2.99%	124	2017
Fashion Outlets of Niagara Falls USA	—	125,309	—	126,584	4.89%	727	2020
Fiesta Mall(7)	—	84,000	—	84,000	4.98%	341	2015
Flagstaff Mall	—	37,000	—	37,000	5.03%	151	2015
FlatIron Crossing(8)	—	—	—	173,561	—	—	—
Freehold Raceway Mall(5)	—	232,900	—	232,900	4.20%	805	2018
Fresno Fashion Fair	80,006	80,006	80,601	80,602	6.76%	1,104	2015
Great Northern Mall	—	35,944	—	36,395	5.19%	234	2013
Green Acres Mall(9)	—	322,920	—	—	3.61%	1,447	2021
Kings Plaza Shopping Center(10)	—	495,292	—	354,000	3.67%	2,229	2019
Northgate Mall(11)	—	64,000	—	64,000	3.07%	130	2017
Oaks, The	—	216,199	—	218,119	4.14%	1,064	2022
Pacific View	—	137,114	—	138,367	4.08%	668	2022
Paradise Valley Mall(12)	—	79,500	—	81,000	6.30%	614	2014
Promenade at Casa Grande(13)	—	65,230	—	73,700	5.21%	245	2013
Salisbury, Centre at	—	115,000	—	115,000	5.83%	555	2016
Santa Monica Place	—	237,929	—	240,000	2.99%	1,004	2018
SanTan Village Regional Center(14)	—	138,000	—	138,087	3.14%	589	2019
South Plains Mall	—	100,587	—	101,340	6.58%	648	2015
South Towne Center(15)	—	—	—	85,247	—	—	—
Towne Mall	—	23,183	—	23,369	4.48%	117	2022
Tucson La Encantada	73,535	—	74,185	—	4.23%	368	2022
Twenty Ninth Street(16)	—	107,000	—	107,000	3.03%	251	2016
Valley Mall	—	42,525	—	42,891	5.85%	280	2016
Valley River Center	—	120,000	—	120,000	5.59%	558	2016
Victor Valley, Mall of(17)	—	90,000	—	90,000	2.75%	183	2014
Vintage Faire Mall(15)	—	99,774	—	135,000	5.81%	586	2015
Westside Pavilion	—	153,395	—	154,608	4.49%	783	2022
Wilton Mall(18)	—	40,000	—	40,000	1.20%	29	2013

	$272,031	$4,352,182	$274,609	$4,162,734

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

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

9. Mortgage Notes Payable: (Continued)

  Debt premiums (discounts) consist of the following:

Property Pledged as Collateral	June 30, 2013	December 31, 2012
Arrowhead Towne Center	$16,179	$17,716
Deptford Mall	(17)	(19)
Fashion Outlets of Niagara Falls USA	6,806	7,270
FlatIron Crossing	—	5,232
Great Northern Mall	(13)	(28)
Valley Mall	(263)	(307)

	$22,692	$29,864

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

(6)
The construction loan on the property allows for borrowings up to $140,000, bears interest at LIBOR plus 2.50% and matures on March 5, 2017, including extension options. At June 30, 2013 and December 31, 2012, the total interest rate was 2.99% and 3.00%, respectively.

(7)
The Company is in negotiations with the loan servicer, which will likely result in a transition of the property to the loan servicer or receiver.

(8)
This loan was paid off in full on June 4, 2013, which resulted in a gain of $2,790 on the early extinguishment of debt.

(9)
On January 24, 2013, in connection with the Company's acquisition of Green Acres Mall (See Note 14—Acquisitions), the Company placed a new loan on the property that allowed for borrowings of up to $325,000, bears interest at an effective interest rate of 3.61% and matures on February 3, 2021. Concurrent with the acquisition, the Company borrowed $100,000 on the loan. On January 31, 2013, the Company exercised its option to borrow an additional $225,000 on the loan.

(10)
On January 3, 2013, the Company exercised its option to borrow an additional $146,000 on the loan.

(11)
The loan bears interest at LIBOR plus 2.25% and matures on March 1, 2017. At June 30, 2013 and December 31, 2012, the total interest rate was 3.07% and 3.09%, respectively.

(12)
The loan bears interest at LIBOR plus 4.0% with a total interest rate floor of 5.50% and matures on August 31, 2014. At June 30, 2013 and December 31, 2012, the total interest rate was 6.30%.

(13)
The loan bears interest at LIBOR plus 4.0% with a LIBOR rate floor of 0.50% and matures on December 30, 2013. At June 30, 2013 and December 31, 2012, the total interest rate was 5.21%.

(14)
On May 30, 2013, the joint venture replaced the existing loan on the property with a new $138,000 loan that bears interest at 3.14% and matures on June 1, 2019.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

9. Mortgage Notes Payable: (Continued)

(15)
On April 30, 2013, the existing loan on Vintage Faire Mall was paid off in full, resulting in a loss of $847 on the early extinguishment of debt. Concurrently, the loan on South Towne Center was assumed by Vintage Faire Mall. An additional $15,200 loan was added to the assumed loan that bears interest at 2.50% and matures on November 5, 2015.

(16)
The loan bears interest at LIBOR plus 2.63% and matures on January 18, 2016. At June 30, 2013 and December 31, 2012, the total interest rate was 3.03% and 3.04%, respectively.

(17)
The loan bears interest at LIBOR plus 2.25% and matures on November 6, 2014. At June 30, 2013 and December 31, 2012, the total interest rate was 2.75% and 2.12%, respectively.

(18)
The loan bore interest at LIBOR plus 0.675% and was paid off in full on August 1, 2013. As additional collateral for the loan, the Company was required to maintain a deposit of $40,000 with the lender, which was included in restricted cash as of June 30, 2013 and December 31, 2012. The interest on the deposit was not restricted. At June 30, 2013 and December 31, 2012, the total interest rate was 1.20% and 1.22%, respectively.

        Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

        Most of the Company's mortgage notes payable are secured by the properties on which they are placed and are non-recourse to the Company. As of June 30, 2013 and December 31, 2012, a total of $216,421 and $213,466, respectively, of the mortgage notes payable could become recourse to the Company. The Company had indemnity agreements from consolidated joint venture partners for $28,208 of the guaranteed amount at December 31, 2012.

        The Company expects that all loan maturities during the next twelve months will be refinanced, restructured, extended and/or paid-off from the Company's line of credit or with cash on hand.

        Total interest expense capitalized was $3,135 and $2,562 during the three months ended June 30, 2013 and 2012, respectively, and $6,642 and $4,915 during the six months ended June 30, 2013 and 2012, respectively.

        Related party mortgage notes payable are amounts due to affiliates of NML. See Note 17—Related Party Transactions for interest expense associated with loans from NML.

        The fair value of mortgage notes payable at June 30, 2013 and December 31, 2012 was $4,730,390 and $4,567,658, respectively, based on current interest rates for comparable loans. The method for computing fair value (Level 2 measurement) was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

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

  Line of Credit:

        On May 2, 2011, the Company obtained a $1,500,000 revolving line of credit that bore interest at LIBOR plus a spread of 1.75% to 3.0% depending on the Company's overall leverage and was to mature on May 2, 2015 with a one-year extension option. Based on the Company's leverage level as of June 30, 2013, the borrowing rate on the facility was LIBOR plus 2.25%. The line of credit had the ability to be expanded, depending on certain conditions, up to a total facility of $2,000,000 less the outstanding balance of the $125,000 unsecured term loan as described below. As of June 30, 2013 and December 31, 2012, borrowings under the line of credit were $405,000 and $675,000, respectively, at an average interest rate of 2.99% and 2.76%, respectively. The fair value (Level 2 measurement) of the line of credit at June 30, 2013 and December 31, 2012 was $409,755 and $675,107, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.

        On August 6, 2013, the Company's line of credit was amended and extended. The amended facility provides for an interest rate of LIBOR plus a spread of 1.375% to 2.0%, depending on the Company's overall leverage levels and matures on August 6, 2018. The interest rate, as of the amendment date, was LIBOR plus 1.50%. In addition, the line of credit can be expanded, depending on certain conditions, up to a total amount of $2,000,000 (without giving effect to the $125,000 unsecured term loan described below).

  Term Loan:

        On December 8, 2011, the Company obtained a $125,000 unsecured term loan under the line of credit that bears interest at LIBOR plus a spread of 1.95% to 3.20% depending on the Company's overall leverage and matures on December 8, 2018. Based on the Company's leverage level as of June 30, 2013, the borrowing rate is LIBOR plus 2.20%. As of June 30, 2013 and December 31, 2012, the total interest rate was 2.79% and 2.57%, respectively. The fair value (Level 2 measurement) of the term loan at June 30, 2013 and December 31, 2012 was $119,904 and $121,821, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.

  Greeley Note:

        On July 27, 2006, concurrent with the sale of Greeley Mall, the Company provided marketable securities to replace Greeley Mall as collateral for the mortgage note payable on the property (See Note 6—Marketable Securities). As a result of this transaction, the mortgage note payable was reclassified to bank and other notes payable. This note bears interest at an effective rate of 6.34% and matures on September 1, 2013. At June 30, 2013 and December 31, 2012, the Greeley Note had a balance outstanding of $23,593 and $24,027, respectively. The fair value (Level 2 measurement) of the note at June 30, 2013 and December 31, 2012 was $23,758 and $24,685, respectively, based on current

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

10. Bank and Other Notes Payable: (Continued)

interest rates for comparable notes. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the collateral for the underlying debt.

  Prasada Note:

        On March 29, 2013, the Company issued a $13,330 note payable that bears interest at 5.25% and matures on March 29, 2016. The note payable is collateralized by a portion of a development reimbursement agreement with the City of Surprise, Arizona. At June 30, 2013, the note had a balance of $13,261. The fair value (Level 2 measurement) of the note at June 30, 2013 was $14,008 based on current interest rates for comparable notes. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the collateral for the underlying debt.

        As of June 30, 2013 and December 31, 2012, the Company was in compliance with all applicable financial loan covenants.

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

        As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the venture formation, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The transaction has been accounted for as a profit-sharing arrangement, and accordingly the assets, liabilities and operations of the properties remain on the books of the Company and a co-venture obligation was established for the amount of $168,154, representing the net cash proceeds received from the third party less costs allocated to the warrant. The co-venture obligation is increased for the allocation of income to the co-venture partner and decreased for distributions to the co-venture partner. The co-venture obligation was $86,677 and $92,215 at June 30, 2013 and December 31, 2012, respectively.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

12. Noncontrolling Interests:

        The Company allocates net income of the Operating Partnership based on the weighted average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 94% and 93% ownership interest in the Operating Partnership as of June 30, 2013 and December 31, 2012, respectively. The remaining 6% and 7% limited partnership interest as of June 30, 2013 and December 31, 2012, respectively, was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the 10 trading days ending on the respective balance sheet date. Accordingly, as of June 30, 2013 and December 31, 2012, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $579,203 and $586,409, respectively.

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

        During the three months ended September 30, 2012, the Company sold 2,961,903 shares of common stock under the ATM Program in exchange for aggregate gross proceeds of $177,896 and net proceeds of $175,649 after commissions and other transaction costs. During the three months ended June 30, 2013, the Company sold 2,456,956 shares of common stock under the ATM Program in exchange for aggregate gross proceeds of $173,011 and net proceeds of $171,174 after commissions and other transaction costs. The proceeds from the sales were used to pay down the Company's line of credit.

        As of June 30, 2013, $149,093 remained available to be sold under the ATM Program. Actual future sales will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. The Company has no obligation to sell the remaining shares available for sale under the ATM Program.

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

  FlatIron Crossing:

        On October 3, 2012, the Company acquired the remaining 75% ownership interest in FlatIron Crossing, a 1,425,000 square foot regional shopping center in Broomfield, Colorado, that it did not own for $310,397. The acquisition was completed in order to gain 100% ownership and control over this asset. The purchase price was funded by a cash payment of $195,900 and the assumption of the third party's share of the mortgage note payable on the property of $114,497. Prior to the acquisition, the Company had accounted for its investment in FlatIron Crossing under the equity method (See Note 4—Investments in Unconsolidated Joint Ventures). As a result of this transaction, the Company obtained 100% ownership of FlatIron Crossing.

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

  Green Acres Mall:

        On January 24, 2013, the Company acquired Green Acres Mall, a 1,784,000 square foot regional shopping center in Valley Stream, New York, for a purchase price of $500,000. A purchase deposit of $30,000 was funded during the year ended December 31, 2012, and the remaining $470,000 was funded upon closing of the acquisition. The cash payment made at the time of closing was provided by the placement of a mortgage note payable on the property that allowed for borrowings of up to $325,000 and from borrowings under the Company's line of credit. Concurrent with the acquisition, the Company borrowed $100,000 on the loan. On January 31, 2013, the Company exercised its option to borrow the remaining $225,000 on the loan. The acquisition was completed to acquire another prominent center in the New York metropolitan area.

        The following is a summary of the allocation of the purchase price of Green Acres Mall:

Property	$477,673
Deferred charges	45,130
Other assets	19,125

Total assets acquired	541,928

Other accrued liabilities	41,928

Total liabilities assumed	41,928

Fair value of acquired net assets	$500,000

        The Company determined that the purchase price represented the fair value of the assets acquired and liabilities assumed.

        Since the date of acquisition, the Company has included Green Acres Mall in its consolidated financial statements. The property has generated incremental revenue of $29,655 and incremental loss of $1,275.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

14. Acquisitions: (Continued)

  Green Acres Adjacent:

        On April 25, 2013, the Company acquired a 19 acre parcel of land adjacent to Green Acres Mall for $22,577. The payment was provided by borrowings from the Company's line of credit. The acquisition was completed to allow for future expansion of Green Acres Mall.

  Pro Forma Results of Operations:

        The following unaudited pro forma financial information for the three and six months ended June 30, 2013 and 2012 assumes all of the above property acquisitions took place on January 1, 2012:

	Total revenues(1)	Income from continuing operations(1)
Supplemental pro forma information for the three months ended June 30, 2013	$256,977	$90,875
Supplemental pro forma information for the three months ended June 30, 2012	$247,401	$8,694
Supplemental pro forma information for the six months ended June 30, 2013	$515,494	$107,816
Supplemental pro forma information for the six months ended June 30, 2012	$498,728	$48,740

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

        On May 31, 2012, the Company conveyed Prescott Gateway, a 584,000 square foot regional shopping center in Prescott, Arizona, to the mortgage note lender by a deed-in-lieu of foreclosure. As a result of the conveyance, the Company recognized a gain on the extinguishment of debt of $16,350.

        On June 28, 2012, the Company sold Carmel Plaza, a 112,000 square foot community center in Carmel, California, for $52,000, resulting in a gain on the sale of assets of $7,844. The Company used the proceeds from the sale to pay down its line of credit.

        On May 31, 2013, the Company sold Green Tree Mall, a 793,000 square foot regional shopping center in Clarksville, Indiana, for $79,000, resulting in a gain on the sale of assets of $59,768. The Company used the proceeds from the sale to pay down its line of credit.

        On June 4, 2013, the Company sold Northridge Mall, a 890,000 square foot regional shopping center in Salinas, California, and Rimrock Mall, a 603,000 square foot regional shopping center in Billings, Montana. The properties were sold in a combined transaction for $230,000, resulting in a gain on the sale of assets of $82,138. The Company used the proceeds from the sale to pay down its line of credit.

        The Company has classified the results of operations and gain or loss on sale for all of the above dispositions as discontinued operations for the three and six months ended June 30, 2013 and 2012.

        Revenues from discontinued operations consisted of $5,923 and $12,807 for the three months ended June 30, 2013 and 2012, respectively, and $14,507 and $31,125 for the six months ended June 30, 2013 and 2012, respectively. Total income from discontinued operations was $143,941 and $133,839 for the three months ended June 30, 2013 and 2012, respectively, and $147,400 and $80,269 for the six months ended June 30, 2013 and 2012, respectively.

16. Commitments and Contingencies:

        The Company has certain properties that are subject to non-cancelable operating ground leases. The leases expire at various times through 2098, subject in some cases to options to extend the terms of the leases. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. Ground rent expense was $2,666 and $1,992 for the three months ended June 30, 2013 and 2012, respectively, and $5,301 and $4,086 for the six months ended June 30, 2013 and 2012, respectively. No contingent rent was incurred during the three and six months ended June 30, 2013 or 2012.

        As of June 30, 2013 and December 31, 2012, the Company was contingently liable for $3,757 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

        The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

16. Commitments and Contingencies: (Continued)

the services within the guidelines specified in the agreements. At June 30, 2013, the Company had $15,073 in outstanding obligations which it believes will be settled in the next twelve months.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Management Fees	$5,506	$5,861	$11,000	$11,909
Development and Leasing Fees	2,779	3,631	4,475	6,854

	$8,285	$9,492	$15,475	$18,763

        Certain mortgage notes on the properties are held by NML (See Note 9—Mortgage Notes Payable). Interest expense in connection with these notes was $3,764 and $3,833 for the three months ended June 30, 2013 and 2012, respectively, and $7,544 and $7,773 for the six months ended June 30, 2013 and 2012, respectively. Included in accounts payable and accrued expenses is interest payable on these notes of $1,253 and $1,264 at June 30, 2013 and December 31, 2012, respectively.

        As of June 30, 2013 and December 31, 2012, the Company had loans to unconsolidated joint ventures of $2,749 and $3,345, respectively. Interest income associated with these notes was $59 and $64 for the three months ended June 30, 2013 and 2012, respectively, and $120 and $129 for the six months ended June 30, 2013 and 2012, respectively. These loans represent initial funds advanced to development stage projects prior to construction loan funding. Accordingly, loan payables in the same amount have been accrued as an obligation by the various joint ventures.

        Due from affiliates includes $4,049 and $4,568 of unreimbursed costs and fees due from unconsolidated joint ventures under management agreements at June 30, 2013 and December 31, 2012, respectively. Due from affiliates at June 30, 2013 and December 31, 2012 also includes two notes receivable from principals of AWE/Talisman that bear interest at 5.0% and mature based on the completion, refinancing or sale of Fashion Outlets of Chicago. The notes are collateralized by the principals' interests in Fashion Outlets of Chicago. AWE/Talisman is considered a related party because it has an ownership interest in Fashion Outlets of Chicago. The balance on these notes was $13,288 and $12,500 at June 30, 2013 and December 31, 2012, respectively. Interest income earned on these notes was $156 and $155 for the three months ended June 30, 2013 and 2012, respectively, and $310 and $163 for the six months ended June 30, 2013 and 2012, respectively. In addition, due from affiliates at June 30, 2013 includes a note receivable of $13,410 from RED/303 LLC ("RED") that bears interest at 5.25% and matures on March 29, 2016. Interest income earned on this note was $175 and $181 for the three and six months ended June 30, 2013, respectively. RED is considered a related party because it is

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

17. Related Party Transactions: (Continued)

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

        The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
LTIP Units	$4,692	$2,321	$7,650	$3,868
Stock awards	122	124	232	220
Stock units	667	383	2,491	2,603
Stock options	4	—	8	—
SARs	—	82	—	82
Phantom stock units	246	255	487	509

	$5,731	$3,165	$10,868	$7,282

        The Company capitalized share and unit-based compensation costs of $650 and $452 for the three months ended June 30, 2013 and 2012, respectively, and $2,088 and $1,772 for the six months ended June 30, 2013 and 2012, respectively. Unrecognized compensation costs of share and unit-based plans at June 30, 2013 consisted of $9,487 from LTIP Units, $913 from stock awards, $4,324 from stock units, $68 from stock options and $1,188 from phantom stock units.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

18. Share and Unit-Based Plans: (Continued)

        The following table summarizes the activity of the non-vested LTIP Units, stock awards, phantom stock units and stock units:

	LTIP Units		Stock Awards		Phantom Stock Units		Stock Units
	Units	Value(1)	Shares	Value(1)	Units	Value(1)	Units	Value(1)
Balance at January 1, 2013	200,000	$38.63	20,924	$49.36	—	$—	114,677	$52.19
Granted	332,189	49.67	8,963	61.84	28,446	58.92	67,920	62.01
Vested	(200,000)	38.63	(10,886)	46.70	(8,081)	60.35	(45,279)	51.29
Forfeited	—	—	—	—	—	—	—	—

Balance at June 30, 2013	332,189	$49.67	19,001	$56.77	20,365	$58.36	137,318	$57.24

(1)
Value represents the weighted-average grant date fair value.

        The following table summarizes the activity of the SARs and stock options outstanding:

	SARs		Stock Options
	Shares	Value(1)	Shares	Value(1)
Balance at January 1, 2013	1,164,185	$56.66	12,768	$54.69
Granted	—	—	—	—
Exercised	(93,194)	56.63	—	—
Forfeited	—	—	—	—

Balance at June 30, 2013	1,070,991	$56.66	12,768	$54.69

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

        The income tax benefit of the TRSs is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Current	$125	$—	$(156)	$—
Deferred	1,352	3,075	1,877	1,225

Income tax benefit	$1,477	$3,075	$1,721	$1,225

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands, except per share amounts)

(Unaudited)

19. Income Taxes: (Continued)

        The net operating loss carryforwards are currently scheduled to expire through 2032, beginning in 2021. Net deferred tax assets of $31,399 and $33,414 were included in deferred charges and other assets, net at June 30, 2013 and December 31, 2012, respectively.

        The tax returns for the years 2009-2011 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefits will materially change within the next twelve months.

20. Subsequent Events:

        On August 1, 2013, the Company's joint venture in Pacific Premier Retail LP sold Redmond Town Center, a 695,000 square foot community center in Redmond, Washington, for $127,000, resulting in a gain on the sale of assets of approximately $39,400. The Company used its share of the proceeds from the sale to pay down its line of credit.

        On August 5, 2013, the Company's joint venture in Tysons Corner Center received a commitment to refinance the mortgage note payable on the property. The new $850,000 mortgage note payable is expected to bear interest at 4.10% and mature in January 2024. As a result of this transaction, the joint venture expects to receive approximately $550,000 in loan proceeds in excess of the current mortgage note payable on the property. The Company plans to use its share of the excess proceeds of $275,000 to pay down its line of credit.

        On August 6, 2013, the Company's line of credit was amended and extended. The amended facility provides for an interest rate of LIBOR plus a spread of 1.375% to 2.0%, depending on the Company's overall leverage levels and matures on August 6, 2018. The interest rate, as of the amendment date, was LIBOR plus 1.50%. In addition, the line of credit can be expanded, depending on certain conditions, up to a total amount of $2,000,000 (without giving effect to the outstanding $125,000 unsecured term loan (See Note 10—Bank and Other Notes Payable)).

        On August 7, 2013, the Company announced a dividend/distribution of $0.58 per share for common stockholders and OP Unit holders of record on August 20, 2013. All dividends/distributions will be paid 100% in cash on September 6, 2013.

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

Management's Overview and Summary

        The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, the Operating Partnership. As of June 30, 2013, the Operating Partnership owned or had an ownership interest in 58 regional shopping centers and ten community/power shopping centers aggregating approximately 61 million square feet of gross leasable area. These 68 regional and community/power shopping centers are referred to hereinafter as the "Centers," unless the context otherwise requires. The Company is a self-administered and self-managed REIT and conducts all of its operations through the Operating Partnership and the Management Companies.

        The following discussion is based primarily on the consolidated financial statements of the Company for the three and six months ended June 30, 2013 and 2012. It compares the results of operations for the three months ended June 30, 2013 to the results of operations for the three months ended June 30, 2012. It also compares the results of operations and cash flows for the six months ended June 30, 2013 to the results of operations and cash flows for the six months ended June 30, 2012. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

        On October 3, 2012, the Company acquired the remaining 75% ownership interest in FlatIron Crossing, a 1,425,000 square foot regional shopping center in Broomfield, Colorado, that it did not own for a cash payment of $195.9 million and the assumption of the third party's share of the mortgage note payable on the property of $114.5 million.

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

        On January 24, 2013, the Company acquired Green Acres Mall, a 1,784,000 square foot regional shopping center in Valley Stream, New York, for a purchase price of $500.0 million. The purchase price was funded from the placement of a $325.0 million mortgage note on the property and $175.0 million from borrowings under the Company's line of credit. Concurrent with the acquisition, the Company borrowed $100.0 million on the loan. On January 31, 2013, the Company exercised its option to borrow the remaining $225.0 million of the loan.

        On April 25, 2013, the Company acquired a 19 acre parcel of land adjacent to Green Acres Mall for $22.6 million. The payment was provided by borrowings from the Company's line of credit. The acquisition was completed to allow for future expansion of Green Acres Mall.

        On May 29, 2013, the Company's joint venture in Pacific Premier Retail LP sold Redmond Town Center Office, a 582,000 square foot office building in Redmond, Washington, for $185.0 million, resulting in a gain on the sale of assets of $89.2 million to the joint venture. The Company's share of the gain recognized was $44.4 million. The Company used its share of the proceeds to pay down its line of credit and for general corporate purposes.

        On May 31, 2013, the Company sold Green Tree Mall, a 793,000 square foot regional shopping center in Clarksville, Indiana, for $79.0 million, resulting in a gain on the sale of assets of $59.8 million. The Company used the proceeds from the sale to pay down its line of credit.

        On June 4, 2013, the Company sold Northridge Mall, a 890,000 square foot regional shopping center in Salinas, California, and Rimrock Mall, a 603,000 square foot regional shopping center in Billings, Montana. The properties were sold in a combined transaction for $230.0 million, resulting in a gain on the sale of assets of $82.1 million. The Company used the proceeds from the sale to pay down its line of credit.

        On June 12, 2013, the Company's joint venture in Pacific Premier Retail LP sold Kitsap Mall, a 846,000 square foot regional shopping center in Silverdale, Washington, for $127.0 million, resulting in a gain on the sale of assets of $55.2 million to the joint venture. The Company's share of the gain recognized was $28.1 million. The Company used its share of the proceeds to pay down its line of credit and for general corporate purposes.

        On August 1, 2013, the Company's joint venture in Pacific Premier Retail LP sold Redmond Town Center, a 695,000 square foot community center in Redmond, Washington, for $127.0 million, resulting in a gain on the sale of assets of approximately $39.4 million. The Company used its share of the proceeds from the sale to pay down its line of credit.

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

        The Company is currently negotiating with the loan servicer for Fiesta Mall, which will likely result in a transition of the asset to the loan servicer or a receiver. Consequently, Fiesta Mall has been excluded from certain operating measures in 2013, including tenant sales per square foot, average base rent per square foot and occupancy rate (See Results of Operations).

Redevelopment and Development Activities:

        In August 2011, the Company entered into a joint venture agreement with a subsidiary of AWE/Talisman for the development of Fashion Outlets of Chicago in the Village of Rosemont, Illinois. The Company owns 60% of the joint venture and AWE/Talisman owns 40%. The Company has accounted for Fashion Outlets of Chicago as a consolidated joint venture. The Center is a fully enclosed two level, 526,000 square foot outlet center. The site is located within a mile of O'Hare International Airport. The project broke ground in November 2011 and opened on August 1, 2013. The total estimated project cost is approximately $211.0 million. As of June 30, 2013, the joint venture has incurred $133.4 million of development costs. On March 2, 2012, the joint venture obtained a construction loan on the property that allows for borrowings of up to $140.0 million, bears interest at LIBOR plus 2.50% and matures on March 5, 2017. As of June 30, 2013, the joint venture has borrowed $55.1 million under the loan.

        The Company's joint venture in Tysons Corner, a 2,133,000 square foot regional shopping center in McLean, Virginia, is currently expanding the property to include a 19-story office tower; a 500,000 square foot, 30-story, 430 unit residential tower; and a 17-story, 300 room Hyatt Regency hotel. The joint venture started the expansion project in October 2011 and expects it to be completed in 2014. The total cost of the project is estimated at $512.4 million, of which $256.2 million is estimated to be the Company's pro rata share. The Company has funded $81.9 million of the total of $163.8 million incurred by the joint venture as of June 30, 2013.

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

Revenue Recognition:

        Minimum rental revenues are recognized on a straight-line basis over the term of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight-line rent adjustment." Currently, 63% of the mall store and freestanding store leases contain provisions for CPI rent increases periodically throughout the term of the lease. The Company believes that using an annual multiple of CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases. Percentage rents are recognized when the tenants' specified sales targets have been met. Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred. Other tenants pay a fixed rate and these tenant recoveries' revenues are recognized on a straight-line basis over the term of the related leases.

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

Acquisitions:

        The Company allocates the estimated fair values of acquisitions to land, building, tenant improvements and identified intangible assets and liabilities, based on their estimated fair values. In addition, any assumed mortgage notes payable are recorded at their estimated fair values. The estimated fair value of the land and buildings is determined utilizing an "as if vacant" methodology. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair value basis at the acquisition date prorated over the remaining lease terms. The tenant improvements are classified as an asset under property and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (i) leasing commissions and legal costs, which represent the value associated with "cost avoidance" of acquiring in-place leases, such as lease commissions paid under terms generally experienced in the Company's markets; (ii) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the "assumed vacant" property to the occupancy level when purchased; and (iii) above or below market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. Leasing commissions and legal costs are recorded in deferred charges and other assets and are amortized over the remaining lease terms. The value of in-place leases are recorded in deferred charges and other assets and amortized over the remaining lease terms plus an estimate of renewal of the acquired leases. Above or below market leases are classified in deferred charges and other assets or in other accrued liabilities, depending on whether the contractual terms are above or below market, and the asset or liability is amortized to minimum rents over the remaining terms of the leases. The remaining lease terms of below-market leases may include certain below-

market fixed-rate renewal periods. In considering whether or not a lessee will execute a below-market fixed-rate lease renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition such as tenant mix in the center, the Company's relationship with the tenant and the availability of competing tenant space.

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

        The Company reviews its investments in unconsolidated joint ventures for a series of operating losses and other factors that may indicate that a decrease in the value of its investments has occurred which is other-than-temporary. The investment in each unconsolidated joint venture is evaluated periodically, and as deemed necessary, for recoverability and valuation declines that are other-than-temporary.

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

        For comparison of the three months ended June 30, 2013 to the three months ended June 30, 2012, the Acquisition Properties include FlatIron Crossing, Arrowhead Towne Center, Kings Plaza Shopping Center, Green Acres Mall and Green Acres Adjacent. For comparison of the six months ended June 30, 2013 to the six months ended June 30, 2012, the Acquisition Properties include 500 North Michigan Avenue, FlatIron Crossing, Arrowhead Towne Center, Kings Plaza Shopping Center, Green Acres Mall and Green Acres Adjacent. For comparison of the three months ended June 30, 2013 to the three months ended June 30, 2012 and for the comparison of the six months ended June 30, 2013 to the six months ended June 30, 2012, the Redevelopment Properties include Fashion Outlets of Chicago, Paradise Valley Mall and Southridge Mall.

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

        Tenant sales per square foot increased from $513 for the twelve months ended June 30, 2012 to $545 for the twelve months ended June 30, 2013. Occupancy rate increased from 92.7% at June 30, 2012 to 93.8% at June 30, 2013. Releasing spreads also increased 14.2% for the twelve months ended June 30, 2013. These calculations exclude the Redevelopment Properties and Fiesta Mall (See "Other Transactions and Events" in Management's Overview and Summary).

        Releasing spreads remained positive as the Company was able to lease available space at higher rents than the expiring rental rates on the same space, resulting in a releasing spread of $6.03 per square foot ($48.57 on new and renewal leases executed compared to $42.54 on leases expiring), representing a 14.2% increase for the trailing twelve months ended June 30, 2013. The Company expects that releasing spreads will continue to be positive during the remainder of 2013 as it renews or relets leases that are scheduled to expire. These leases that are scheduled to expire represent 576,000 square feet of the Centers, accounting for 6.22% of mall store and freestanding store gross leaseable area as of June 30, 2013.

        During the trailing twelve months ended June 30, 2013, the Company signed 348 new leases and 420 renewal leases (excluding the Redevelopment Properties and Fiesta Mall) comprising approximately 1.2 million square feet, of which 0.9 million square feet related to the consolidated Centers. The annual initial average base rent for new and renewal leases was $48.57 per square foot for the trailing twelve months ended June 30, 2013 with an average tenant allowance of $12.82 per square foot.

        The Company's recent trend of retail sales growth continued during the twelve months ended June 30, 2013 with tenant sales per square foot and releasing spreads increasing compared to the twelve months ended June 30, 2012. The Company's occupancy rate as of June 30, 2013 also increased compared to June 30, 2012. Although certain aspects of the U.S. economy, the retail industry as well as the Company's operating results have continued to improve, economic and political uncertainty remains in various parts of the world and certain areas of the U.S. economy are still experiencing weakness. Any further continuation or worsening of these adverse conditions, or a decline in the current rate of U.S. economic growth, could harm the Company's business, results of operations and financial condition.

Comparison of Three Months Ended June 30, 2013 and 2012

Revenues:

        Minimum and percentage rents (collectively referred to as "rental revenue") increased by $34.6 million, or 30.0%, from 2012 to 2013. The increase in rental revenue is attributed to an increase of $30.7 million from the Acquisition Properties and $3.9 million from the Same Centers. Rental revenue includes the amortization of above and below-market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below-market leases increased from $1.1 million in 2012 to $1.4 million in 2013. The amortization of straight-line rents increased from $1.6 million in 2012 to $2.3 million in 2013. Lease termination income decreased from $0.8 million in 2012 to $0.5 million in 2013.

        Tenant recoveries increased $23.7 million, or 38.5%, from 2012 to 2013. This increase in tenant recoveries is attributed to an increase of $21.4 million from the Acquisition Properties and $2.3 million from the Same Centers.

        Management Companies revenue increased from $9.7 million in 2012 to $10.3 million in 2013 due primarily to an increase in development fees offset in part by a reduction in management fees because of the conversion of Arrowhead Towne Center and FlatIron Crossing from joint ventures to consolidated Centers in 2012 (See "Acquisitions and Dispositions" in Management's Overview and Summary).

Shopping Center and Operating Expenses:

        Shopping center and operating expenses increased $20.5 million, or 33.0%, from 2012 to 2013. This increase in shopping center and operating expenses is attributed to an increase of $21.2 million from the Acquisition Properties offset in part by a decrease of $0.7 million from the Same Centers.

Management Companies' Operating Expenses:

        Management Companies' operating expenses decreased $0.9 million from 2012 to 2013.

REIT General and Administrative Expenses:

        REIT general and administrative expenses increased by $1.0 million from 2012 to 2013 primarily due to an increase in share and unit-based compensation costs.

Depreciation and Amortization:

        Depreciation and amortization increased $23.2 million from 2012 to 2013. The increase in depreciation and amortization is primarily attributed to an increase of $24.1 million from the Acquisition Properties offset in part by a decrease of $0.9 million from the Same Centers.

Interest Expense:

        Interest expense increased $11.1 million from 2012 to 2013. The increase in interest expense was primarily attributed to increases of $9.2 million from the Acquisition Properties and $2.3 million from the Same Centers offset in part by decreases of $0.3 million from the Redevelopment Properties and $0.1 million from the borrowings under the Company's line of credit.

        The above interest expense items are net of capitalized interest, which increased from $2.6 million in 2012 to $3.1 million in 2013, primarily due to an increase in development activity.

Gain on Early Extinguishment of Debt, net:

        The gain on early extinguishment of debt, net in 2013 is attributed to the gain on the payoff of the mortgage note payable on FlatIron Crossing of $2.8 million offset in part by the loss on the payoff of the mortgage note payable on Vintage Faire Mall of $0.8 million.

Equity in Income of Unconsolidated Joint Ventures:

        Equity in income of unconsolidated joint ventures increased $73.5 million from 2012 to 2013. The increase is primarily attributed to the Company's share of the gains on the sales in 2013 of Redmond Town Center Office of $44.4 million and Kitsap Mall of $28.1 million (See "Acquisitions and Dispositions" in Management's Overview and Summary).

Loss on Remeasurement, Sale or Write Down of Assets, net:

        Loss on remeasurement, sale or write down of assets, net decreased $0.7 million from 2012 to 2013. The decrease is primarily attributed to the decrease in the write off of development costs.

Income From Discontinued Operations:

        Income from discontinued operations increased $10.1 million from 2012 to 2013. The increase in income from discontinued operations is primarily due to the gains on the sales in 2013 of Green Tree Mall of $59.8 million and Northridge Mall and Rimrock Mall of $82.1 million offset in part by the gains on the sales and dispositions in 2012 of Valley View Center of $104.0 million, Prescott Gateway of $16.4 million, Carmel Plaza of $7.8 million and Hilton Village of $3.1 million (See "Acquisitions and Dispositions" and "Other Transactions and Events" in Management's Overview and Summary).

Net Income:

        Net income increased $90.3 million from 2012 to 2013. The increase is primarily attributed to the increases in equity in income from unconsolidated joint ventures of $73.5 million, the income from discontinued operations of $10.1 million and the results of operations as discussed above.

Funds From Operations ("FFO"):

        Primarily as a result of the factors mentioned above, FFO—diluted decreased 42.4% from $226.2 million in 2012 to $130.4 million in 2013. For a reconciliation of FFO and FFO—diluted to net income attributable to the Company, the most directly comparable GAAP financial measure, see "Funds From Operations ("FFO") and Adjusted Funds From Operations ("AFFO")" below.

Comparison of Six Months Ended June 30, 2013 and 2012

Revenues:

        Rental revenue increased by $65.3 million, or 28.1%, from 2012 to 2013. The increase in rental revenue is attributed to an increase of $60.3 million from the Acquisition Properties and $5.0 million from the Same Centers. The amortization of above and below-market leases decreased from $3.7 million in 2012 to $3.0 million in 2013. The amortization of straight-line rents increased from $2.7 million in 2012 to $4.0 million in 2013. Lease termination income decreased from $2.4 million in 2012 to $1.3 million in 2013.

        Tenant recoveries increased $44.2 million, or 35.8%, from 2012 to 2013. This increase in tenant recoveries is attributed to an increase of $40.8 million from the Acquisition Properties and $3.7 million from the Same Centers offset in part by a decrease of $0.3 million from the Redevelopment Properties.

        Management Companies' revenue decreased from $20.9 million in 2012 to $20.5 million in 2013 due primarily to the conversion of Arrowhead Towne Center and FlatIron Crossing from joint ventures to consolidated Centers in 2012 (See "Acquisitions and Dispositions" in Management's Overview and Summary).

Shopping Center and Operating Expenses:

        Shopping center and operating expenses increased $40.5 million, or 32.5%, from 2012 to 2013. The increase in shopping center and operating expenses is attributed to an increase of $40.8 million from the Acquisition Properties offset in part by a decrease of $0.3 million from the Same Centers.

Management Companies' Operating Expenses:

        Management Companies' operating expenses decreased $0.3 million from 2012 to 2013.

REIT General and Administrative Expenses:

        REIT general and administrative expenses increased by $2.5 million from 2012 to 2013 primarily due to an increase in share and unit-based compensation costs.

Depreciation and Amortization:

        Depreciation and amortization increased $42.4 million from 2012 to 2013. The increase in depreciation and amortization is primarily attributed to an increase of $46.2 million from the Acquisition Properties offset in part by a decrease of $2.5 million from the Same Centers and $1.3 million from the Redevelopment Properties.

Interest Expense:

        Interest expense increased $22.3 million from 2012 to 2013. The increase in interest expense was primarily attributed to increases of $18.1 million from the Acquisition Properties, $6.1 million from the Same Centers and $3.8 million from the borrowings under the Company's line of credit. These increases were offset in part by decreases of $4.7 million from the Senior Notes, which were paid off in full in March 2012 (See Liquidity and Capital Resources) and $1.0 million from the Redevelopment Properties.

        The above interest expense items are net of capitalized interest, which increased from $4.9 million in 2012 to $6.6 million in 2013, primarily due to an increase in development activity.

Gain on Early Extinguishment of Debt, net:

        The gain on early extinguishment of debt, net in 2013 is attributed to the gain on the payoff of the mortgage note payable on FlatIron Crossing of $2.8 million offset in part by the loss on the payoff of the mortgage note payable on Vintage Faire Mall of $0.8 million.

Equity in Income of Unconsolidated Joint Ventures:

        Equity in income of unconsolidated joint ventures increased $61.0 million from 2012 to 2013. The increase is primarily attributed to the Company's share of the gains on the sales in 2013 of Redmond Town Center Office of $44.4 million and Kitsap Mall of $28.1 million offset in part by the Company's share of the gain on the sale of SanTan Village Power Center in 2012 of $11.5 million (See "Acquisitions and Dispositions" in Management's Overview and Summary).

Gain on Remeasurement, Sale or Write Down of Assets, net:

        Gain on remeasurement, sale or write down of assets, net decreased $13.9 million from 2012 to 2013. The decrease is primarily attributed to the sales in 2012 of the Company's ownership interests in Chandler Festival of $12.3 million, Chandler Village Center of $8.2 million and Chandler Gateway of $3.4 million (See "Acquisitions and Dispositions" in Management's Overview and Summary) offset in part by a decrease in the gain on sale of assets of $10.0 million.

Income From Discontinued Operations:

        Income from discontinued operations increased $67.1 million from 2012 to 2013. The increase in income from discontinued operations is primarily due to the gains on the sales in 2013 of Green Tree Mall of $59.8 million and Northridge Mall and Rimrock Mall of $82.1 million offset in part by the gains on the sales and dispositions in 2012 of Valley View Center of $49.7 million, Prescott Gateway of $16.4 million, Carmel Plaza of $7.8 million and Hilton Village of $3.1 million (See "Acquisitions and Dispositions" and "Other Transactions and Events" in Management's Overview and Summary).

Net Income:

        Net income increased $124.5 million from 2012 to 2013. The increase is primarily attributed to the increases in equity in income from unconsolidated joint ventures of $61.0 million, the income from discontinued operations of $67.1 million and the results of operations as discussed above.

Funds From Operations ("FFO"):

        Primarily as a result of the factors mentioned above, FFO—diluted decreased 22.6% from $332.4 million in 2012 to $257.4 million in 2013. For a reconciliation of FFO and FFO—diluted to net income attributable to the Company, the most directly comparable GAAP financial measure, see "Funds From Operations ("FFO") and Adjusted Funds From Operations ("AFFO")" below.

Operating Activities:

        Cash provided by operating activities increased from $144.6 million in 2012 to $182.8 million in 2013. The increase was primarily due to changes in assets and liabilities and the results at the Acquisition Properties as discussed above.

Investing Activities:

        Cash used in investing activities increased from a surplus of $7.7 million in 2012 to a deficit of $120.5 million in 2013. The increase in cash used in investing activities was primarily due to the acquisitions in 2013 of Green Acres Mall for $470.0 million and Green Acres Adjacent for $22.6 million (See "Acquisitions and Dispositions" in Management's Overview and Summary) offset in part by increases in the proceeds from the sale of assets of $184.4 million (See "Acquisitions and Dispositions" in Management's Overview and Summary) and distributions from unconsolidated joint ventures of $148.6 million.

Financing Activities:

        Cash used in financing activities decreased from $129.8 million in 2012 to $81.2 million in 2013. The decrease in cash used in financing activities was primarily due to increases in proceeds from mortgages, bank and other notes payable of $857.6 million and cash provided by the ATM Program of $171.2 million (See Liquidity and Capital Resources) offset in part by increases in payments on mortgages, bank and other notes payable of $965.4 million and dividends and distributions of $12.3 million.

Liquidity and Capital Resources

        The Company anticipates meeting its liquidity needs for its operating expenses, debt service and dividend requirements for the next twelve months through cash generated from operations, working capital reserves and/or borrowings under its unsecured line of credit.

        The following tables summarize capital expenditures incurred at the Centers:

	For the Six Months Ended June 30,
(Dollars in thousands)	2013	2012
Consolidated Centers:
Acquisitions of property and equipment	$534,520	$76,935
Development, redevelopment, expansion and renovation of Centers	74,950	53,011
Tenant allowances	10,428	8,543
Deferred leasing charges	14,219	13,580

	$634,117	$152,069

Joint Venture Centers (at Company's pro rata share):
Acquisitions of property and equipment	$2,024	$1,754
Development, redevelopment, expansion and renovation of Centers	45,503	46,457
Tenant allowances	4,182	2,490
Deferred leasing charges	1,814	2,576

	$53,523	$53,277

        The Company expects amounts to be incurred during the next twelve months for tenant allowances and deferred leasing charges to be comparable or less than 2012 and that capital for those expenditures will be available from working capital, cash flow from operations, borrowings on property specific debt or unsecured corporate borrowings. The Company expects to incur between $200 million and $300 million during the next twelve months for development, redevelopment, expansion and renovations. Capital for these major expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of debt or equity financings, which are expected to include borrowings under the Company's line of credit and construction loans. The Company has also generated liquidity in the past through equity offerings, property refinancings, joint venture transactions and the sale of non-core assets. The Company recently sold certain non-core assets and, depending on market conditions, may continue to do so in the future. Furthermore, the Company has filed a shelf registration statement which registered an unspecified amount of common stock, preferred stock, depositary shares, debt securities, warrants, rights and units.

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

        The Company has an equity distribution agreement ("Distribution Agreement") with a number of sales agents to issue and sell, from time to time, shares of common stock, having an aggregate offering price of up to $500 million (the "Shares"). Sales of the Shares, if any, may be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an "at the market" offering, which includes sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange. This offering is referred to herein as the "ATM Program". During the three months ended June 30, 2013, the Company sold 2,456,956 shares of common stock under the ATM Program in exchange for aggregate gross proceeds of $173.0 million and net proceeds of $171.2 million after commissions and other transaction costs. As of June 30, 2013, $149.1 million remained available to be sold under the ATM Program. Actual future sales will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and our capital needs. The Company has no obligation to sell the remaining shares available for sale under the ATM Program.

        The Company's total outstanding loan indebtedness at June 30, 2013 was $6.5 billion (consisting of $5.2 billion of consolidated debt, less $0.3 billion of noncontrolling interest, plus $1.6 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand.

        The Company has a $1.5 billion revolving line of credit that bore interest at LIBOR plus a spread of 1.75% to 3.0%, depending on the Company's overall leverage level, and was to mature on May 2, 2015 with a one-year extension option. Based on the Company's leverage level at June 30, 2013, the borrowing rate on the facility was LIBOR plus 2.25%. The line of credit had the ability to be expanded, depending on certain conditions, up to a total facility of $2.0 billion less the outstanding balance of the $125.0 million unsecured term loan, as discussed below. All obligations under the line of credit were unconditionally guaranteed by the Company and certain of its direct and indirect subsidiaries and were secured, subject to certain exceptions, by pledges of direct and indirect ownership interests in certain of the subsidiary guarantors. At June 30, 2013, total borrowings under the line of credit were $405.0 million with an average effective interest rate of 2.99%.

        On August 6, 2013, the Company's line of credit was amended and extended. The amended facility provides for an interest rate of LIBOR plus a spread of 1.375% to 2.0%, depending on the Company's overall leverage levels and matures on August 6, 2018. The interest rate, as of the amendment date, was LIBOR plus 1.50%. In addition, the line of credit can now be expanded, depending on certain conditions, up to a total amount of $2.0 billion (without giving effect to the $125.0 million unsecured term loan described below). All obligations under the amended facility are only unconditionally guaranteed by the Company.

        The Company has a $125.0 million unsecured term loan under the Company's line of credit that bears interest at LIBOR plus a spread of 1.95% to 3.20% depending on the Company's overall leverage and matures on December 8, 2018. Based on the Company's leverage level at June 30, 2013, the borrowing rate is LIBOR plus 2.20%. As of June 30, 2013, the total interest rate was 2.79%.

        At June 30, 2013, the Company was in compliance with all applicable loan covenants under its agreements.

        At June 30, 2013, the Company had cash and cash equivalents of $46.9 million.

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

        In addition, certain joint ventures also have secured debt that could become recourse debt to the Company or its subsidiaries, in excess of the Company's pro rata share, should the joint ventures be unable to discharge the obligations of the related debt. At June 30, 2013, the balance of the debt that could be recourse to the Company was $51.1 million offset in part by indemnity agreements from joint venture partners for $21.3 million. The maturities of the recourse debt, net of indemnification, are $4.1 million in 2013, $16.8 million in 2015 and $8.9 million in 2016.

        Additionally, as of June 30, 2013, the Company is contingently liable for $3.8 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Long-term Contractual Obligations:

        The following is a schedule of long-term contractual obligations as of June 30, 2013 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)	$5,406,947	$243,031	$1,415,447	$1,120,070	$2,628,399
Operating lease obligations(1)	360,192	15,085	27,104	24,556	293,447
Purchase obligations(1)	15,073	15,073	—	—	—
Other long-term liabilities	275,819	233,935	2,982	3,299	35,603

	$6,058,031	$507,124	$1,445,533	$1,147,925	$2,957,449

(1)
See Note 16—Commitments and Contingencies in the Company's Notes to Consolidated Financial Statements.

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

        Adjusted FFO ("AFFO") excludes the FFO impact of Shoppingtown Mall and Valley View Center for the three and six months ended June 30, 2012. In December 2011, the Company conveyed Shoppingtown Mall to the lender by a deed-in-lieu of foreclosure. In July 2010, a court-appointed receiver assumed operational control of Valley View Center and responsibility for managing all aspects of the property. Valley View Center was sold by the receiver on April 23, 2012, and the related non-recourse mortgage loan obligation was fully extinguished on that date. On May 31, 2012, the Company conveyed Prescott Gateway to the lender by a deed-in-lieu of foreclosure and the debt was forgiven, resulting in a gain on the extinguishment of debt of $16.4 million. AFFO also excludes the gain on extinguishment of debt of Prescott Gateway for the three and six months ended June 30, 2012.

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

        Management compensates for the limitations of FFO and AFFO by providing investors with financial statements prepared according to GAAP, along with this detailed discussion of FFO and AFFO and a reconciliation of FFO and AFFO and FFO and AFFO-diluted to net income attributable to the Company. Management believes that to further understand the Company's performance, FFO and AFFO should be compared with the Company's reported net income and considered in addition to cash flows in accordance with GAAP, as presented in the Company's Consolidated Financial Statements.

Funds From Operations ("FFO") and Adjusted Funds From Operations ("AFFO")

        The following reconciles net income attributable to the Company to FFO and FFO-diluted for the three and six months ended June 30, 2013 and 2012 and FFO and FFO—diluted to AFFO and AFFO—diluted for the same periods (dollars and shares in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net income attributable to the Company	$218,997	$133,354	$237,089	$119,286
Adjustments to reconcile net income attributable to the Company to FFO—basic and diluted:
Noncontrolling interests in the Operating Partnership	15,902	11,294	17,244	10,106
(Gain) loss on remeasurement, sale or write down of consolidated assets, net	(141,108)	(9,512)	(145,942)	26,215
Add: (loss) gain on sale of undepreciated consolidated assets	(10)	—	2,238	—
Add: noncontrolling interests share of (loss) gain on remeasurement, sale or write down of consolidated joint ventures, net	(9)	(17)	3,163	3,538
(Gain) loss on remeasurement, sale or write down of assets from unconsolidated joint ventures, net(1)	(73,035)	354	(73,016)	(11,157)
Add: gain on sale of undepreciated assets from unconsolidated joint ventures(1)	486	—	484	—
Depreciation and amortization on consolidated assets	93,984	73,003	187,143	149,968
Less: depreciation and amortization attributable to noncontrolling interests on consolidated joint ventures	(4,603)	(4,578)	(9,137)	(9,428)
Depreciation and amortization on unconsolidated joint ventures(1)	22,815	25,553	44,147	50,310
Less: depreciation on personal property	(3,014)	(3,239)	(6,034)	(6,453)

FFO—basic and diluted	130,405	226,212	257,379	332,385
Shoppingtown Mall	—	36	—	396
Valley View Center	—	(103,745)	—	(101,116)
Prescott Gateway	—	(16,350)	—	(16,350)

AFFO and AFFO—diluted	$130,405	$106,153	$257,379	$215,315

Weighted average number of FFO shares outstanding for:
FFO—basic(2)	149,311	144,030	148,532	143,741
Adjustments for impact of dilutive securities in computing FFO—diluted:
Stock warrants	—	68	—	84
Share and unit based compensation plans	154	41	121	7

FFO—diluted(3)	149,465	144,139	148,653	143,832

(1)
Unconsolidated joint ventures are presented at the Company's pro rata share.

(2)
Includes 9.9 million and 11.3 million OP Units for the three months ended June 30, 2013 and 2012, respectively, and 10.1 million and 11.2 million OP units for the six months ended June 30, 2013 and 2012, respectively.

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

        The following table sets forth information as of June 30, 2013 concerning the Company's long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV") (dollars in thousands):

	For the years ended June 30,
	2014	2015	2016	2017	2018	Thereafter	Total	FV
CONSOLIDATED CENTERS(1):
Long-term debt:
Fixed rate	$123,924	$251,328	$820,335	$64,984	$494,963	$2,404,679	$4,160,213	$4,258,951
Average interest rate	4.76%	5.32%	5.76%	3.68%	3.62%	3.96%	4.38%
Floating rate	109,111	168,612	104,008	524,123	—	125,000	1,030,854	1,038,864
Average interest rate	3.75%	4.37%	3.03%	3.00%	—%	2.79%	3.28%

Total debt—Consolidated Centers	$233,035	$419,940	$924,343	$589,107	$494,963	$2,529,679	$5,191,067	$5,297,815

UNCONSOLIDATED JOINT VENTURE CENTERS(1):
Long-term debt (at Company's pro rata share):
Fixed rate	$163,657	$171,069	$323,472	$56,972	$57,044	$629,845	$1,402,059	$1,434,505
Average interest rate	4.79%	5.85%	6.30%	6.50%	4.49%	3.54%	4.76%
Floating rate	10,520	14,395	26,136	70,941	64,971	—	186,963	185,341
Average interest rate	3.24%	3.11%	3.40%	2.84%	2.29%	—%	2.77%

Total debt—Unconsolidated Joint Venture Centers	$174,177	$185,464	$349,608	$127,913	$122,015	$629,845	$1,589,022	$1,619,846

(1)
The maturity date assumes that all extension options are fully exercised and that the Company does not opt to refinance the debt prior to these dates. These extension options are at the Company's discretion, subject to certain conditions, which the Company believes will be met.

        The consolidated Centers' total fixed rate debt at June 30, 2013 and December 31, 2012 was $4.2 billion and $3.7 billion, respectively. The average interest rate on fixed rate debt at June 30, 2013 and December 31, 2012 was 4.38% and 4.40%, respectively. The consolidated Centers' total floating rate debt at June 30, 2013 and December 31, 2012 was $1.0 billion and $1.5 billion, respectively. The average interest rate on floating rate debt at June 30, 2013 and December 31, 2012 was 3.28% and 3.05%, respectively.

        The Company's pro rata share of the Unconsolidated Joint Venture Centers' fixed rate debt at June 30, 2013 and December 31, 2012 was $1.4 billion and $1.5 billion, respectively. The average interest rate on fixed rate debt at June 30, 2013 and December 31, 2012 was 4.76% and 5.27%, respectively. The Company's pro rata share of the Unconsolidated Joint Venture Centers' floating rate debt at June 30, 2013 and December 31, 2012 was $187.0 million and $178.3 million, respectively. The average interest rate on the floating rate debt at June 30, 2013 and December 31, 2012 was 2.77% and 3.69%, respectively.

        In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $12.2 million per year based on $1.2 billion of floating rate debt outstanding at June 30, 2013.

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

Item 4.    Controls and Procedures

        As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of June 30, 2013, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        On May 13, 2013 and May 22, 2013, the Company, as general partner of the Operating Partnership, issued 66,283 and 500,000 shares of common stock of the Company, respectively, upon the redemption of 66,283 and 500,000 common partnership units of the Operating Partnership, respectively. These shares of common stock were issued in a private placement to three limited partners of the Operating Partnership, each an accredited investor, pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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
3.1		Articles of Amendment and Restatement of the Company (incorporated by reference as an exhibit to the Company's Registration Statement on Form S-11, as amended (No. 33-68964)).
3.1.1		Articles Supplementary of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date May 30, 1995).
3.1.2		Articles Supplementary of the Company (with respect to the first paragraph) (incorporated by reference as an exhibit to the Company's 1998 Form 10-K).
3.1.3		Articles Supplementary of the Company (Series D Preferred Stock) (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date July 26, 2002).
3.1.4		Articles Supplementary of the Company (incorporated by reference as an exhibit to the Company's Registration Statement on Form S-3, as amended (No. 333-88718)).
3.1.5		Articles of Amendment (declassification of Board) (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).
3.1.6		Articles Supplementary (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date February 5, 2009).
3.1.7		Articles of Amendment (increased authorized shares) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
3.2		Amended and Restated Bylaws of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date January 26, 2012).
10.1	*	Eligible Directors' Deferred Compensation/Phantom Stock Plan (as amended and restated as of January 1, 2013).
10.2	*	Employee Stock Purchase Plan (as amended and restated as of June 1, 2013).
31.1		Section 302 Certification of Arthur Coppola, Chief Executive Officer
31.2		Section 302 Certification of Thomas O'Hern, Chief Financial Officer
32.1		Section 906 Certifications of Arthur Coppola and Thomas O'Hern
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number	Description
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

Date: August 8, 2013