Form 10-Q
period 2013-09-30
MACERICH CO
filed 2013-11-04
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
YES ☐       NO ☒
Number of shares outstanding as of November 4, 2013 of the registrant's common stock, par value $0.01 per share: 140,540,086 shares

THE MACERICH COMPANY
FORM 10-Q

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS:
Property, net	$7,733,929	$7,479,546
Cash and cash equivalents	62,108	65,793
Restricted cash	26,704	78,658
Marketable securities	—	23,667
Tenant and other receivables, net	94,719	103,744
Deferred charges and other assets, net	546,582	565,130
Loans to unconsolidated joint ventures	2,736	3,345
Due from affiliates	32,299	17,068
Investments in unconsolidated joint ventures	706,450	974,258
Total assets	$9,205,527	$9,311,209
LIABILITIES AND EQUITY:
Mortgage notes payable:
Related parties	$270,715	$274,609
Others	4,209,900	4,162,734
Total	4,480,615	4,437,343
Bank and other notes payable	282,937	824,027
Accounts payable and accrued expenses	85,394	70,251
Other accrued liabilities	360,408	318,174
Distributions in excess of investments in unconsolidated joint ventures	257,452	152,948
Co-venture obligation	83,951	92,215
Total liabilities	5,550,757	5,894,958
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 140,716,198 and 137,507,010 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1,407	1,375
Additional paid-in capital	3,901,676	3,715,895
Accumulated deficit	(606,464)	(639,741)
Total stockholders' equity	3,296,619	3,077,529
Noncontrolling interests	358,151	338,722
Total equity	3,654,770	3,416,251
Total liabilities and equity	$9,205,527	$9,311,209
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Minimum rents	$150,638	$112,221	$438,625	$335,713
Percentage rents	4,137	4,838	10,953	10,806
Tenant recoveries	90,033	64,713	256,366	186,661
Management Companies	10,742	9,858	31,193	30,730
Other	11,006	12,462	35,770	28,988
Total revenues	266,556	204,092	772,907	592,898
Expenses:
Shopping center and operating expenses	86,184	63,246	248,933	185,332
Management Companies' operating expenses	23,036	20,706	69,003	66,953
REIT general and administrative expenses	5,955	5,063	18,672	15,235
Depreciation and amortization	91,346	68,737	272,696	207,177
	206,521	157,752	609,304	474,697
Interest expense:
Related parties	3,745	3,815	11,289	11,588
Other	48,911	37,750	147,430	113,706
	52,656	41,565	158,719	125,294
Loss (gain) on early extinguishment of debt, net	6	—	(1,938)	—
Total expenses	259,183	199,317	766,085	599,991
Equity in income of unconsolidated joint ventures	35,161	19,315	145,477	68,624
Co-venture expense	(2,053)	(2,066)	(6,232)	(4,462)
Income tax benefit	543	934	2,263	2,159
Gain on remeasurement, sale or write down of assets, net	1,763	21,967	5,793	39,938
Income from continuing operations	42,787	44,925	154,123	99,166
Discontinued operations:
(Loss) gain on the disposition of assets, net	(1,281)	(256)	140,631	75,571
(Loss) income from discontinued operations	(681)	2,606	3,416	5,357
Total (loss) income from discontinued operations	(1,962)	2,350	144,047	80,928
Net income	40,825	47,275	298,170	180,094
Less net income attributable to noncontrolling interests	2,702	3,382	22,958	16,915
Net income attributable to the Company	$38,123	$43,893	$275,212	$163,179
Earnings per common share attributable to Company—basic:
Income from continuing operations	$0.28	$0.31	$1.00	$0.66
Discontinued operations	(0.01)	0.02	0.97	0.56
Net income attributable to common stockholders	$0.27	$0.33	$1.97	$1.22
Earnings per common share attributable to Company—diluted:
Income from continuing operations	$0.28	$0.31	$1.00	$0.66
Discontinued operations	(0.01)	0.02	0.97	0.56
Net income attributable to common stockholders	$0.27	$0.33	$1.97	$1.22
Weighted average number of common shares outstanding:
Basic	140,712,000	134,220,000	139,219,000	133,091,000
Diluted	140,773,000	134,330,000	139,320,000	133,187,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENT OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Stockholders' Equity
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2013	137,507,010	$1,375	$3,715,895	$(639,741)	$3,077,529	$338,722	$3,416,251
Net income	—	—	—	275,212	275,212	22,958	298,170
Share and unit-based compensation plans	86,425	—	16,757	—	16,757	—	16,757
Employee stock purchases	8,941	—	459	—	459	—	459
Stock offerings, net	2,456,956	25	171,096	—	171,121	—	171,121
Distributions paid ($1.74) per share	—	—	—	(241,935)	(241,935)	—	(241,935)
Distributions to noncontrolling interests	—	—	—	—	—	(19,207)	(19,207)
Contributions from noncontrolling interests	—	—	—	—	—	18,066	18,066
Other	—	—	(3,890)	—	(3,890)	—	(3,890)
Conversion of noncontrolling interests to common shares	656,866	7	12,977	—	12,984	(12,984)	—
Redemption of noncontrolling interests	—	—	(703)	—	(703)	(319)	(1,022)
Adjustment of noncontrolling interest in Operating Partnership	—	—	(10,915)	—	(10,915)	10,915	—
Balance at September 30, 2013	140,716,198	$1,407	$3,901,676	$(606,464)	$3,296,619	$358,151	$3,654,770
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$298,170	$180,094
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on early extinguishment of debt, net	(1,938)	—
Gain on remeasurement, sale or write down of assets, net	(5,793)	(39,938)
Gain on the disposition of assets, net from discontinued operations	(140,631)	(75,571)
Depreciation and amortization	285,933	234,410
Amortization of net (premium) discount on mortgages, bank and other notes payable	(5,502)	661
Amortization of share and unit-based plans	13,913	8,950
Provision for doubtful accounts	3,231	2,200
Income tax benefit	(2,263)	(2,159)
Equity in income of unconsolidated joint ventures	(145,477)	(68,624)
Distributions of income from unconsolidated joint ventures	8,538	14,682
Co-venture expense	6,232	4,462
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables	(1,887)	(1,336)
Other assets	19,786	23,114
Due from affiliates	(1,901)	(4,208)
Accounts payable and accrued expenses	10,355	16,272
Other accrued liabilities	(11,910)	(36,830)
Net cash provided by operating activities	328,856	256,179
Cash flows from investing activities:
Acquisitions of property	(492,577)	(70,925)
Development, redevelopment, expansion and renovation of properties	(158,682)	(84,283)
Property improvements	(21,752)	(24,846)
Issuance of notes receivable	(13,330)	(12,500)
Proceeds from notes receivable	8,347	—
Proceeds from maturities of marketable securities	23,769	788
Deferred leasing costs	(21,774)	(20,875)
Distributions from unconsolidated joint ventures	665,374	217,393
Contributions to unconsolidated joint ventures	(135,477)	(47,513)
Collection of/loans to unconsolidated joint ventures, net	609	661
Proceeds from sale of assets	327,059	130,691
Restricted cash	52,892	2,886
Net cash provided by investing activities	234,458	91,477

THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands) (Unaudited)
	For the Nine Months Ended September 30,
	2013	2012
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	2,239,853	1,580,885
Payments on mortgages, bank and other notes payable	(2,694,945)	(1,813,271)
Deferred financing costs	(11,053)	(4,639)
Net proceeds from stock offerings	171,121	175,869
Proceeds from share and unit-based plans	558	656
Exercise of stock warrants	—	(3,448)
Redemption of noncontrolling interests	(1,022)	(71)
Contribution from noncontrolling interests	4,127	918
Dividends and distributions	(261,142)	(240,635)
Distributions to co-venture partner	(14,496)	(34,615)
Net cash used in financing activities	(566,999)	(338,351)
Net (decrease) increase in cash and cash equivalents	(3,685)	9,305
Cash and cash equivalents, beginning of period	65,793	67,248
Cash and cash equivalents, end of period	$62,108	$76,553
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$164,673	$147,946
Non-cash transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$23,666	$30,591
Acquisition of properties by assumption of mortgage note payable and other accrued liabilities	$109,858	$—
Assumption of mortgage note payable and other liabilities from unconsolidated joint ventures	$54,271	$—
Mortgage notes payable settled by deed-in-lieu of foreclosure	$84,000	$185,000
Application of deposit to acquire property	$30,000	$—
Conversion of noncontrolling interests to common shares	$12,984	$11,978
The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
(Unaudited)

1.	Organization:
The Macerich Company (the "Company") is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers (the "Centers") located throughout the United States.
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of September 30, 2013, the Company was the sole general partner of, and held a 94% ownership interest in, The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
Basis of Presentation:
The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements and have not been audited by independent public accountants.
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
The following table reconciles the numerator and denominator used in the computation of earnings per share for the three and nine months ended September 30, 2013 and 2012 (shares in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator
Income from continuing operations	$42,787	$44,925	$154,123	$99,166
(Loss) income from discontinued operations	(1,962)	2,350	144,047	80,928
Net income attributable to noncontrolling interests	(2,702)	(3,382)	(22,958)	(16,915)
Net income attributable to the Company	38,123	43,893	275,212	163,179
Allocation of earnings to participating securities	(80)	(63)	(257)	(443)
Numerator for basic and diluted earnings per share—net income attributable to common stockholders	$38,043	$43,830	$274,955	$162,736
Denominator
Denominator for basic earnings per share—weighted average number of common shares outstanding	140,712	134,220	139,219	133,091
Effect of dilutive securities:(1)
Stock warrants	—	64	—	78
Share and unit-based compensation plans	61	46	101	18
Denominator for diluted earnings per share—weighted average number of common shares outstanding	140,773	134,330	139,320	133,187
Earnings per common share—basic:
Income from continuing operations	$0.28	$0.31	$1.00	$0.66
Discontinued operations	(0.01)	0.02	0.97	0.56
Net income attributable to common stockholders	$0.27	$0.33	$1.97	$1.22
Earnings per common share—diluted:
Income from continuing operations	$0.28	$0.31	$1.00	$0.66
Discontinued operations	(0.01)	0.02	0.97	0.56
Net income attributable to common stockholders	$0.27	$0.33	$1.97	$1.22

(1)
The convertible senior notes ("Senior Notes") are excluded from diluted EPS for the nine months ended September 30, 2012 as their impact was antidilutive. The Senior Notes were paid off in full on March 15, 2012 (See Note 10—Bank and Other Notes Payable).

Diluted EPS excludes 184,304 convertible preferred units for the three months ended September 30, 2013 and 2012, and 184,304 and 197,183 convertible preferred units for the nine months ended September 30, 2013 and 2012, respectively, as their impact was antidilutive.
Diluted EPS excludes 9,621,313 and 10,769,552 Operating Partnership units ("OP Units") for the three months ended September 30, 2013 and 2012, respectively, and 9,920,197 and 11,069,129 OP Units for the nine months ended September 30, 2013 and 2012, respectively, as their impact was antidilutive.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

4.	Investments in Unconsolidated Joint Ventures:
During 2013 and 2012, the Company made the following investments and dispositions relating to its unconsolidated joint ventures:
On March 30, 2012, the Company sold its 50% ownership interest in Chandler Village Center, a 273,000 square foot community center in Chandler, Arizona, for a total sales price of $14,795, resulting in a gain on sale of assets of $8,185 that was included in gain on remeasurement, sale or write down of assets, net during the nine months ended September 30, 2012. The sales price was funded by a cash payment of $6,045 and the assumption of the Company's share of the mortgage note payable on the property of $8,750. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.
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
On March 30, 2012, the Company's joint venture in SanTan Village Power Center, a 491,000 square foot community center in Gilbert, Arizona, sold the property for $54,780, resulting in a gain on sale of assets to the joint venture of $23,294. The cash proceeds from the sale were used to pay off the $45,000 mortgage loan on the property and the remaining $9,780 was distributed to the partners. The Company's share of the gain recognized was $11,502, which was included in equity in income of unconsolidated joint ventures during the nine months ended September 30, 2012, offset in part by $3,565, which was included in net income attributable to noncontrolling interests during the nine months ended September 30, 2012. The Company used its share of the proceeds to pay down its line of credit and for general corporate purposes.
On May 31, 2012, the Company sold its 50% ownership interest in Chandler Gateway, a 260,000 square foot community center in Chandler, Arizona, for a total sales price of $14,315, resulting in a gain on sale of assets of $3,365 that was included in gain on remeasurement, sale or write down of assets, net during the nine months ended September 30, 2012. The sales price was funded by a cash payment of $4,921 and the assumption of the Company's share of the mortgage note payable on the property of $9,394. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.
On August 10, 2012, the Company was bought out of its ownership interest in NorthPark Center, a 1,946,000 square foot regional shopping center in Dallas, Texas, for $118,810, resulting in a gain of $24,590 that was included in gain on remeasurement, sale or write down of assets during the three and nine months ended September 30, 2012. The Company used the cash proceeds to pay down its line of credit.
On October 3, 2012, the Company acquired the remaining 75% ownership interest in FlatIron Crossing, a 1,435,000 square foot regional shopping center in Broomfield, Colorado, that it did not own for $310,397. The purchase price was funded by a cash payment of $195,900 and the assumption of the third party's share of the mortgage note payable on the property of $114,497. Prior to the acquisition, the Company had accounted for its investment in FlatIron Crossing under the equity method. Since the date of acquisition, the Company has included FlatIron Crossing in its consolidated financial statements (See Note 14—Acquisitions).
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

On May 29, 2013, the Company's joint venture in Pacific Premier Retail LP sold Redmond Town Center Office, a 582,000 square foot office building in Redmond, Washington, for $185,000, resulting in a gain on the sale of assets of $89,155 to the joint venture. The Company's share of the gain was $44,424, which was included in equity in income of unconsolidated joint ventures during the nine months ended September 30, 2013. The Company used its share of the proceeds to pay down its line of credit and for general corporate purposes.
On June 12, 2013, the Company's joint venture in Pacific Premier Retail LP sold Kitsap Mall, a 846,000 square foot regional shopping center in Silverdale, Washington, for $127,000, resulting in a gain on the sale of assets of $55,155 to the joint venture. The Company's share of the gain was $28,129, which was included in equity in income of unconsolidated joint ventures during the nine months ended September 30, 2013. The Company used its share of the proceeds to pay down its line of credit and for general corporate purposes.
On August 1, 2013, the Company's joint venture in Pacific Premier Retail LP sold Redmond Town Center, a 695,000 square foot community center in Redmond, Washington, for $127,000, resulting in a gain on the sale of assets of $38,471 to the joint venture. The Company's share of the gain was $18,263, which was included in equity in income of unconsolidated joint ventures during the three and nine months ended September 30, 2013. The Company used its share of the proceeds to pay down its line of credit and for general corporate purposes.
On September 17, 2013, the Company’s joint venture in Camelback Colonnade, a 619,000 square foot community center in Phoenix, Arizona, was restructured. As a result of the restructuring, the Company’s ownership interest in Camelback Colonnade decreased from 73.2% to 67.5%. Prior to the restructuring, the Company had accounted for its investment in Camelback Colonnade under the equity method of accounting due to substantive participation rights held by the outside partners. Upon completion of the restructuring, these substantive participation rights were terminated and the Company obtained voting control of the joint venture. This transaction is referred to herein as the "Camelback Colonnade Restructuring". Since the date of the restructuring, the Company has included Camelback Colonnade in its consolidated financial statements (See Note 14—Acquisitions).
Combined condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined Condensed Balance Sheets of Unconsolidated Joint Ventures:

	September 30, 2013	December 31, 2012
Assets(1):
Properties, net	$3,454,127	$3,653,631
Other assets	316,985	411,862
Total assets	$3,771,112	$4,065,493
Liabilities and partners' capital(1):
Mortgage notes payable(2)	$3,648,498	$3,240,723
Other liabilities	196,927	148,711
Company's (deficit) capital	(72,153)	304,477
Outside partners' (deficit) capital	(2,160)	371,582
Total liabilities and partners' capital	$3,771,112	$4,065,493
Investments in unconsolidated joint ventures:
Company's (deficit) capital	$(72,153)	$304,477
Basis adjustment(3)	521,151	516,833
	$448,998	$821,310

Assets—Investments in unconsolidated joint ventures	$706,450	$974,258
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(257,452)	(152,948)
	$448,998	$821,310

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

(1)	These amounts include the assets and liabilities of the following joint ventures as of September 30, 2013 and December 31, 2012:

	Pacific Premier Retail LP	Tysons Corner LLC
As of September 30, 2013:
Total Assets	$776,186	$467,632
Total Liabilities	$818,222	$337,804
As of December 31, 2012:
Total Assets	$1,039,742	$409,622
Total Liabilities	$942,370	$329,145

(2)
Certain mortgage notes payable could become recourse debt to the Company should the joint venture be unable to discharge the obligations of the related debt. As of September 30, 2013 and December 31, 2012, a total of $47,040 and $51,171, respectively, could become recourse debt to the Company. As of September 30, 2013 and December 31, 2012, the Company had indemnity agreements from joint venture partners for $21,270 of the guaranteed amount.

Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $715,332 and $436,857 as of September 30, 2013 and December 31, 2012, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates—Broadway Plaza. Interest expense incurred on these borrowings amounted to $7,920 and $10,980 for the three months ended September 30, 2013 and 2012, respectively, and $21,717 and $32,974 for the nine months ended September 30, 2013 and 2012, respectively.

(3)
The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $3,860 and $3,136 for the three months ended September 30, 2013 and 2012, respectively, and $9,753 and $6,211 for the nine months ended September 30, 2013 and 2012, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined Condensed Statements of Operations of Unconsolidated Joint Ventures:

	Pacific Premier Retail LP	Tysons Corner LLC	Other Joint Ventures	Total
Three Months Ended September 30, 2013
Revenues:
Minimum rents	$27,426	$15,344	$59,940	$102,710
Percentage rents	572	(12)	2,938	3,498
Tenant recoveries	12,115	11,304	28,361	51,780
Other	1,086	510	8,143	9,739
Total revenues	41,199	27,146	99,382	167,727
Expenses:
Shopping center and operating expenses	12,231	9,818	35,926	57,975
Interest expense	10,251	3,801	21,062	35,114
Depreciation and amortization	9,067	4,568	22,688	36,323
Total operating expenses	31,549	18,187	79,676	129,412
Gain (loss) on remeasurement, sale or write down of assets, net	38,432	—	(328)	38,104
Gain on early extinguishment of debt	—	14	—	14
Net income	$48,082	$8,973	$19,378	$76,433
Company's equity in net income	$21,567	$2,919	$10,675	$35,161
Three Months Ended September 30, 2012
Revenues:
Minimum rents	$32,718	$15,847	$75,809	$124,374
Percentage rents	837	233	4,214	5,284
Tenant recoveries	14,091	11,340	37,663	63,094
Other	1,138	618	9,415	11,171
Total revenues	48,784	28,038	127,101	203,923
Expenses:
Shopping center and operating expenses	15,075	8,760	46,153	69,988
Interest expense	12,904	2,838	32,338	48,080
Depreciation and amortization	10,905	5,094	28,784	44,783
Total operating expenses	38,884	16,692	107,275	162,851
Loss on remeasurement, sale or write down of assets, net	—	—	(28)	(28)
Net income	$9,900	$11,346	$19,798	$41,044
Company's equity in net income	$5,035	$4,372	$9,908	$19,315

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

	Pacific Premier Retail LP	Tysons Corner LLC	Other Joint Ventures	Total
Nine Months Ended September 30, 2013
Revenues:
Minimum rents	$91,779	$46,526	$180,870	$319,175
Percentage rents	2,155	734	7,176	10,065
Tenant recoveries	40,555	34,025	82,261	156,841
Other	3,980	2,080	26,923	32,983
Total revenues	138,469	83,365	297,230	519,064
Expenses:
Shopping center and operating expenses	40,948	26,819	106,887	174,654
Interest expense	33,118	7,825	66,108	107,051
Depreciation and amortization	30,697	13,499	67,808	112,004
Total operating expenses	104,763	48,143	240,803	393,709
Gain on remeasurement, sale or write down of assets, net	182,781	—	373	183,154
Gain on early extinguishment of debt	—	14	—	14
Net income	$216,487	$35,236	$56,800	$308,523
Company's equity in net income	$105,684	$12,957	$26,836	$145,477
Nine Months Ended September 30, 2012
Revenues:
Minimum rents	$98,812	$47,149	$251,599	$397,560
Percentage rents	2,571	866	10,531	13,968
Tenant recoveries	41,967	32,969	121,825	196,761
Other	3,665	1,964	27,775	33,404
Total revenues	147,015	82,948	411,730	641,693
Expenses:
Shopping center and operating expenses	43,385	25,834	155,014	224,233
Interest expense	39,405	8,902	108,784	157,091
Depreciation and amortization	31,926	15,279	91,214	138,419
Total operating expenses	114,716	50,015	355,012	519,743
(Loss) gain on remeasurement, sale or write down of assets, net	(10)	—	22,948	22,938
Net income	$32,289	$32,933	$79,666	$144,888
Company's equity in net income	$16,422	$12,721	$39,481	$68,624
Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

5.	Property:
Property consists of the following:

	September 30, 2013	December 31, 2012
Land	$1,751,611	$1,572,621
Buildings and improvements	6,642,696	6,417,674
Tenant improvements	554,528	496,203
Equipment and furnishings	153,146	149,959
Construction in progress	239,106	376,249
	9,341,087	9,012,706
Less accumulated depreciation	(1,607,158)	(1,533,160)
	$7,733,929	$7,479,546
Depreciation expense was $71,136 and $55,086 for the three months ended September 30, 2013 and 2012, respectively, and $207,877 and $164,369 for the nine months ended September 30, 2013 and 2012, respectively.
The gain on remeasurement, sale or write down of assets, net includes the write off of development costs of $126 and $2,623 during the three months ended September 30, 2013 and 2012, respectively, and $1,497 and $8,549 during the nine months ended September 30, 2013 and 2012, respectively.
The gain on remeasurement, sale or write down of assets, net for the three and nine months ended September 30, 2013 includes a remeasurement gain of $36,341 on the Camelback Colonnade Restructuring (See Note 14—Acquisitions) offset in part by an impairment loss of $34,452 due to the reduction in the estimated holding period of the long-lived assets of Great Northern Mall and two former Mervyn's stores.
In addition, the gain on remeasurement, sale or write down of assets, net includes the gain on the sale of assets of $5,401 during the nine months ended September 30, 2013.

6.	Marketable Securities:
Marketable securities consist of the following:

	September 30, 2013	December 31, 2012
Government debt securities, at par value	$—	$23,769
Less discount	—	(102)
	—	23,667
Unrealized gain	—	685
Fair value (Level 1 measurement)	$—	$24,352
The proceeds from maturities and interest receipts from the marketable securities were restricted to the service of the Greeley Note (See Note 10—Bank and Other Notes Payable). On September 1, 2013, the Greeley note was paid off in full.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

7.	Tenant and Other Receivables, net:
Included in tenant and other receivables, net, is an allowance for doubtful accounts of $2,672 and $2,374 at September 30, 2013 and December 31, 2012, respectively. Also included in tenant and other receivables, net, are accrued percentage rents of $2,180 and $9,168 at September 30, 2013 and December 31, 2012, respectively, and deferred rent receivable due to straight-line rent adjustments of $53,523 and $49,129 at September 30, 2013 and December 31, 2012, respectively.
Tenant and other receivables, net includes a note receivable from J&R Holdings XV, LLC ("Pederson") that bears interest at an effective rate of 16.3% and matures on December 31, 2013. Pederson is considered a related party because it has an ownership interest in Promenade at Casa Grande. The note is secured by Pederson's interest in Promenade at Casa Grande. Interest income on the note was $156 and $130 for the three months ended September 30, 2013 and 2012, respectively, and $464 and $388 for the nine months ended September 30, 2013 and 2012, respectively. The balance on the note, including accrued interest, at September 30, 2013 and December 31, 2012 was $4,427 and $3,963, respectively.
Tenant and other receivables, net also included a note receivable that was secured by a deed of trust, bore interest at 5.5% and was to mature on March 31, 2031. This loan was collected in full on August 23, 2013. The balance on the loan at December 31, 2012 was $8,502.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

8.	Deferred Charges and Other Assets, net:
Deferred charges and other assets, net, consist of the following:

	September 30, 2013	December 31, 2012
Leasing	$226,891	$234,498
Financing	52,038	42,868
Intangible assets:
In-place lease values	199,274	175,735
Leasing commissions and legal costs	50,020	46,419
Above-market leases	116,717	118,033
Deferred tax assets	32,020	33,414
Deferred compensation plan assets	29,126	24,670
Acquisition deposit	—	30,000
Other assets	68,180	72,811
	774,266	778,448
Less accumulated amortization(1)	(227,684)	(213,318)
	$546,582	$565,130

(1)
Accumulated amortization includes $80,747 and $62,792 relating to in-place lease values, leasing commissions and legal costs at September 30, 2013 and December 31, 2012, respectively. Amortization expense of in-place lease values, leasing commissions and legal costs was $12,228 and $6,323 for the three months ended September 30, 2013 and 2012, respectively, and $40,611 and $22,529 for the nine months ended September 30, 2013 and 2012, respectively.

The allocated values of above-market leases and below-market leases consist of the following:

	September 30, 2013	December 31, 2012
Above-Market Leases
Original allocated value	$116,717	$118,033
Less accumulated amortization	(43,047)	(46,361)
	$73,670	$71,672
Below-Market Leases(1)
Original allocated value	$186,600	$164,489
Less accumulated amortization	(74,056)	(77,131)
	$112,544	$87,358

(1)	Below-market leases are included in other accrued liabilities.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

9.	Mortgage Notes Payable:
Mortgage notes payable at September 30, 2013 and December 31, 2012 consist of the following:

	Carrying Amount of Mortgage Notes(1)
	September 30, 2013		December 31, 2012
Property Pledged as Collateral	Related Party	Other	Related Party	Other	Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Arrowhead Towne Center	$—	$237,832	$—	$243,176	2.76%	$1,131	2018
Camelback Colonnade(5)	—	49,416	—	—	2.16%	178	2015
Chandler Fashion Center(6)	—	200,000	—	200,000	3.77%	625	2019
Chesterfield Towne Center	—	110,000	—	110,000	4.80%	573	2022
Danbury Fair Mall	117,810	117,809	119,823	119,823	5.53%	1,538	2020
Deptford Mall	—	202,556	—	205,000	3.76%	947	2023
Deptford Mall	—	14,616	—	14,800	6.46%	101	2016
Eastland Mall	—	168,000	—	168,000	5.79%	811	2016
Fashion Outlets of Chicago(7)	—	81,472	—	9,165	2.98%	182	2017
Fashion Outlets of Niagara Falls USA	—	124,682	—	126,584	4.89%	727	2020
Fiesta Mall(8)	—	—	—	84,000	—	—	—
Flagstaff Mall	—	37,000	—	37,000	5.03%	151	2015
FlatIron Crossing(9)	—	—	—	173,561	—	—	—
Freehold Raceway Mall(6)	—	232,900	—	232,900	4.20%	805	2018
Fresno Fashion Fair	79,701	79,701	80,601	80,602	6.76%	1,104	2015
Great Northern Mall	—	35,719	—	36,395	5.19%	234	2013
Green Acres Mall(10)	—	321,407	—	—	3.61%	1,447	2021
Kings Plaza Shopping Center(11)	—	492,954	—	354,000	3.67%	2,229	2019
Northgate Mall(12)	—	64,000	—	64,000	3.06%	130	2017
Oaks, The	—	215,224	—	218,119	4.14%	1,064	2022
Pacific View	—	136,478	—	138,367	4.08%	668	2022
Paradise Valley Mall(13)	—	—	—	81,000	—	—	—
Promenade at Casa Grande(14)	—	64,226	—	73,700	5.21%	245	2013
Salisbury, Centre at	—	115,000	—	115,000	5.83%	555	2016
Santa Monica Place	—	236,701	—	240,000	2.99%	1,004	2018
SanTan Village Regional Center(15)	—	137,321	—	138,087	3.14%	589	2019
South Plains Mall	—	100,221	—	101,340	6.58%	648	2015
South Towne Center(16)	—	—	—	85,247	—	—	—
Towne Mall	—	23,092	—	23,369	4.48%	117	2022
Tucson La Encantada	73,204	—	74,185	—	4.23%	368	2022
Twenty Ninth Street(17)	—	107,000	—	107,000	3.02%	251	2016
Valley Mall	—	42,345	—	42,891	5.85%	280	2016
Valley River Center	—	120,000	—	120,000	5.59%	558	2016
Victor Valley, Mall of(18)	—	90,000	—	90,000	2.74%	183	2014
Vintage Faire Mall(16)	—	99,431	—	135,000	5.81%	586	2015
Westside Pavilion	—	152,797	—	154,608	4.49%	783	2022
Wilton Mall(19)	—	—	—	40,000	—	—	—
	$270,715	$4,209,900	$274,609	$4,162,734

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

Debt premiums (discounts) consist of the following:

Property Pledged as Collateral	September 30, 2013	December 31, 2012
Arrowhead Towne Center	$15,411	$17,716
Camelback Colonnade	2,416	—
Deptford Mall	(15)	(19)
Fashion Outlets of Niagara Falls USA	6,574	7,270
FlatIron Crossing	—	5,232
Great Northern Mall	(5)	(28)
Valley Mall	(241)	(307)
	$24,140	$29,864

(2)	The interest rate disclosed represents the effective interest rate, including the debt premiums (discounts) and deferred finance costs.

(3)	The monthly debt service represents the payment of principal and interest.

(4)
The maturity date assumes that all extension options are fully exercised and that the Company does not opt to refinance the debt prior to these dates. These extension options are at the Company's discretion, subject to certain conditions, which the Company believes will be met.

(5)
On September 17, 2013, the Company obtained control of the consolidated joint venture as a result of the Camelback Colonnade Restructuring (See Note 14—Acquisitions). The loan on the property bears interest at an effective rate of 2.16% and matures on October 12, 2015.

(6)	A 49.9% interest in the loan has been assumed by a third party in connection with a co-venture arrangement (See Note 11—Co-Venture Arrangement).

(7)
The construction loan on the property allows for borrowings up to $140,000, bears interest at LIBOR plus 2.50% and matures on March 5, 2017, including extension options. At September 30, 2013 and December 31, 2012, the total interest rate was 2.98% and 3.00%, respectively.

(8)
On September 30, 2013, the Company conveyed the property to the lender by a deed-in-lieu of foreclosure. As a result, the Company has been discharged from this non-recourse loan (See Note 15—Discontinued Operations).

(9)	On June 4, 2013, the loan was paid off in full, which resulted in a gain of $2,791 on the early extinguishment of debt.

(10)
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

(11)	On January 3, 2013, the Company exercised its option to borrow an additional $146,000 on the loan.

(12)	The loan bears interest at LIBOR plus 2.25% and matures on March 1, 2017. At September 30, 2013 and December 31, 2012, the total interest rate was 3.06% and 3.09%, respectively.

(13)	On August 26, 2013, the loan was paid off in full.

(14)	The loan bears interest at LIBOR plus 4.0% with a LIBOR rate floor of 0.50% and matures on December 30, 2013. At September 30, 2013 and December 31, 2012, the total interest rate was 5.21%.

(15)	On May 30, 2013, the consolidated joint venture replaced the existing loan on the property with a new $138,000 loan that bears interest at 3.14% and matures on June 1, 2019.

(16)
On April 30, 2013, the existing loan on Vintage Faire Mall was paid off in full, resulting in a loss of $853 on the early extinguishment of debt. Concurrently, the loan on South Towne Center was assumed by Vintage Faire Mall. An additional $15,200 loan was added to the assumed loan that bears interest at 2.50% and matures on November 5, 2015.

(17)	The loan bears interest at LIBOR plus 2.63% and matures on January 18, 2016. At September 30, 2013 and December 31, 2012, the total interest rate was 3.02% and 3.04%, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
9. Mortgage Notes Payable: (Continued)

(18)	The loan bears interest at LIBOR plus 2.25% and matures on November 6, 2014. At September 30, 2013 and December 31, 2012, the total interest rate was 2.74% and 2.12%, respectively.

(19)	On August 1, 2013, the loan was paid off in full.
Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.
Most of the Company's mortgage notes payable are secured by the properties on which they are placed and are non-recourse to the Company. As of September 30, 2013 and December 31, 2012, a total of $205,555 and $213,466, respectively, of the mortgage notes payable could become recourse to the Company. The Company had indemnity agreements from consolidated joint venture partners for $21,263 and $28,208 of the guaranteed amounts at September 30, 2013 and December 31, 2012, respectively.
The Company expects that all loan maturities during the next twelve months will be refinanced, restructured, extended and/or paid-off from the Company's line of credit or with cash on hand.
Total interest expense capitalized was $2,887 and $2,984 during the three months ended September 30, 2013 and 2012, respectively, and $8,227 and $7,899 during the nine months ended September 30, 2013 and 2012, respectively.
Related party mortgage notes payable are amounts due to affiliates of NML. See Note 17—Related Party Transactions for interest expense associated with loans from NML.
The fair value of mortgage notes payable at September 30, 2013 and December 31, 2012 was $4,558,549 and $4,567,658, respectively, based on current interest rates for comparable loans. The method for computing fair value (Level 2 measurement) was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

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
Line of Credit:
The Company has a $1,500,000 revolving line of credit that initially bore interest at LIBOR plus a spread of 1.75% to 3.0%, depending on the Company's overall leverage levels, and was to mature on May 2, 2015 with a one-year extension option. The line of credit had the ability to be expanded, depending on certain conditions, up to a total facility of $2,000,000 less the outstanding balance of the $125,000 unsecured term loan as described below.
On August 6, 2013, the Company's line of credit was amended and extended. The amended facility provides for an interest rate of LIBOR plus a spread of 1.375% to 2.0%, depending on the Company's overall leverage levels, and matures on August 6, 2018. Based on the Company's leverage level as of September 30, 2013, the borrowing rate on the facility was LIBOR plus 1.50%. In addition, the line of credit can be expanded, depending on certain conditions, up to a total facility of $2,000,000 (without giving effect to the $125,000 unsecured term loan described below).
As of September 30, 2013 and December 31, 2012, borrowings under the line of credit were $145,000 and $675,000, respectively, at an average interest rate of 1.86% and 2.76%, respectively. The fair value (Level 2 measurement) of the line of credit at September 30, 2013 and December 31, 2012 was $137,160 and $675,107, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
10. Bank and Other Notes Payable: (Continued)

Term Loan:
On December 8, 2011, the Company obtained a $125,000 unsecured term loan under the line of credit that bears interest at LIBOR plus a spread of 1.95% to 3.20%, depending on the Company's overall leverage levels, and matures on December 8, 2018. Based on the Company's leverage level as of September 30, 2013, the borrowing rate was LIBOR plus 2.20%. As of September 30, 2013 and December 31, 2012, the total interest rate was 2.53% and 2.57%, respectively. The fair value (Level 2 measurement) of the term loan at September 30, 2013 and December 31, 2012 was $118,703 and $121,821, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
Greeley Note:
On July 27, 2006, concurrent with the sale of Greeley Mall, the Company provided marketable securities to replace Greeley Mall as collateral for the mortgage note payable on the property (See Note 6—Marketable Securities). As a result of this transaction, the mortgage note payable was reclassified to bank and other notes payable. On September 1, 2013, the loan was paid off in full. At December 31, 2012, the loan had a balance of $24,027.
Prasada Note:
On March 29, 2013, the Company issued a $13,330 note payable that bears interest at 5.25% and matures on March 29, 2016. The note payable is collateralized by a portion of a development reimbursement agreement with the City of Surprise, Arizona. At September 30, 2013, the note had a balance of $12,937. The fair value (Level 2 measurement) of the note at September 30, 2013 was $13,612 based on current interest rates for comparable notes. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the collateral for the underlying debt.
As of September 30, 2013 and December 31, 2012, the Company was in compliance with all applicable financial loan covenants.

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
As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the venture formation, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The transaction has been accounted for as a profit-sharing arrangement, and accordingly the assets, liabilities and operations of the properties remain on the books of the Company and a co-venture obligation was established for the amount of $168,154, representing the net cash proceeds received from the third party less costs allocated to the warrant. The co-venture obligation is increased for the allocation of income to the co-venture partner and decreased for distributions to the co-venture partner. The co-venture obligation was $83,951 and $92,215 at September 30, 2013 and December 31, 2012, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

12. Noncontrolling Interests:
The Company allocates net income of the Operating Partnership based on the weighted average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 94% and 93% ownership interest in the Operating Partnership as of September 30, 2013 and December 31, 2012, respectively. The remaining 6% and 7% limited partnership interest as of September 30, 2013 and December 31, 2012, respectively, was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the 10 trading days ending on the respective balance sheet date. Accordingly, as of September 30, 2013 and December 31, 2012, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $557,651 and $586,409, respectively.
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
(Dollars in thousands, except per share amounts)
(Unaudited)
13. Stockholders' Equity: (Continued)

At-The-Market Stock Offering Program ("ATM Program"):

On August 17, 2012, the Company entered into an equity distribution agreement ("Distribution Agreement") with a number of sales agents to issue and sell, from time to time, shares of common stock, par value $0.01 per share, having an aggregate offering price of up to $500,000 (the “Shares”). Sales of the Shares, if any, may be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering, which includes sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange. The Company will pay each sales agent a commission that will not exceed, but may be lower than, 2% of the gross proceeds of the Shares sold through such sales agent under the Distribution Agreement.

During the nine months ended September 30, 2012, the Company sold 2,961,903 shares of common stock under the ATM Program in exchange for aggregate gross proceeds of $177,896 and net proceeds of $175,649 after commissions and other transaction costs. During the nine months ended September 30, 2013, the Company sold 2,456,956 shares of common stock under the ATM Program in exchange for aggregate gross proceeds of $173,011 and net proceeds of $171,121 after commissions and other transaction costs. The proceeds from the sales were used to pay down the Company's line of credit.

As of September 30, 2013, $149,093 remained available to be sold under the ATM Program. Actual future sales will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. The Company has no obligation to sell the remaining shares available for sale under the ATM Program.

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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
14. Acquisitions: (Continued)

FlatIron Crossing:
On October 3, 2012, the Company acquired the remaining 75% ownership interest in FlatIron Crossing, a 1,435,000 square foot regional shopping center in Broomfield, Colorado, that it did not own for $310,397. The acquisition was completed in order to gain 100% ownership and control over this asset. The purchase price was funded by a cash payment of $195,900 and the assumption of the third party's share of the mortgage note payable on the property of $114,497. Prior to the acquisition, the Company had accounted for its investment in FlatIron Crossing under the equity method (See Note 4—Investments in Unconsolidated Joint Ventures). As a result of this transaction, the Company obtained 100% ownership of FlatIron Crossing.

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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
14. Acquisitions: (Continued)

Kings Plaza Shopping Center:
On November 28, 2012, the Company acquired Kings Plaza Shopping Center, a 1,199,000 square foot regional shopping center in Brooklyn, New York, for a purchase price of $756,000. The purchase price was funded from a cash payment of $726,000 and the issuance of $30,000 in restricted common stock of the Company (See Note 13—Stockholders' Equity). The cash payment was provided by the placement of a mortgage note payable on the property that allowed for borrowings of up to $500,000 and from borrowings under the Company's line of credit. Concurrent with the acquisition, the Company borrowed $354,000 on the loan. On January 3, 2013, the Company exercised its option to borrow the remaining $146,000 on the loan. The acquisition was completed to acquire a prominent shopping center in Brooklyn, New York.
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
Green Acres Mall:
On January 24, 2013, the Company acquired Green Acres Mall, a 1,792,000 square foot regional shopping center in Valley Stream, New York, for a purchase price of $500,000. A purchase deposit of $30,000 was funded during the year ended December 31, 2012, and the remaining $470,000 was funded upon closing of the acquisition. The cash payment made at the time of closing was provided by the placement of a mortgage note payable on the property that allowed for borrowings of up to $325,000 and from borrowings under the Company's line of credit. Concurrent with the acquisition, the Company borrowed $100,000 on the loan. On January 31, 2013, the Company exercised its option to borrow the remaining $225,000 on the loan. The acquisition was completed to acquire another prominent shopping center in the New York metropolitan area.
The following is a summary of the allocation of the fair value of Green Acres Mall:

Property	$477,673
Deferred charges	45,130
Other assets	19,125
Total assets acquired	541,928
Other accrued liabilities	41,928
Total liabilities assumed	41,928
Fair value of acquired net assets	$500,000
The Company determined that the purchase price represented the fair value of the assets acquired and liabilities assumed.
Since the date of acquisition, the Company has included Green Acres Mall in its consolidated financial statements. The property has generated incremental revenue of $47,564 and incremental loss of $563 during the nine months ended September 30, 2013.

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
Camelback Colonnade Restructuring:
On September 17, 2013, the Company’s joint venture in Camelback Colonnade, a 619,000 square foot community center in Phoenix, Arizona, was restructured. As a result of the restructuring, the Company’s ownership interest in Camelback Colonnade decreased from 73.2% to 67.5%. Prior to the restructuring, the Company had accounted for its investment in Camelback Colonnade under the equity method of accounting due to substantive participation rights held by the outside partners. Upon completion of the restructuring, these substantive participation rights were terminated and the Company obtained voting control of the joint venture (See Note 4—Investments in Unconsolidated Joint Ventures).
The following is a summary of the allocation of the fair value of Camelback Colonnade:

Property	$98,160
Deferred charges	8,284
Cash and cash equivalents	1,280
Restricted cash	1,139
Tenant receivables	615
Other assets	380
Total assets acquired	109,858
Mortgage note payable	49,465
Accounts payable	54
Other accrued liabilities	4,752
Total liabilities assumed	54,271
Fair value of acquired net assets (at 100% ownership)	$55,587

The Company recognized the following remeasurement gain on the Camelback Colonnade Restructuring:

Fair value of existing ownership interest (at 73.2% ownership)	$41,690
Carrying value of investment	(5,349)
Gain on remeasurement	$36,341
Since the date of the restructuring, the Company has included Camelback Colonnade in its consolidated financial statements. The property has generated incremental revenue of $521 and incremental earnings of $51.
Pro Forma Results of Operations:
The following unaudited pro forma financial information for the three and nine months ended September 30, 2013 and 2012 assumes all of the above transactions took place on January 1, 2012:

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
14. Acquisitions: (Continued)

	Total revenues (1)	Income from continuing operations (1)
Supplemental pro forma information for the three months ended September 30, 2013	$269,098	$43,063
Supplemental pro forma information for the three months ended September 30, 2012	$258,906	$43,223
Supplemental pro forma information for the nine months ended September 30, 2013	$767,733	$153,151
Supplemental pro forma information for the nine months ended September 30, 2012	$758,130	$96,703

(1)
This unaudited pro forma supplemental information does not purport to be indicative of what the Company's operating results would have been had these transactions occurred on January 1, 2012, and may not be indicative of future operating results. The Company has excluded remeasurement gains and acquisition costs from these pro forma results as they are considered significant non-recurring adjustments directly attributable to these transactions.

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
On June 4, 2013, the Company sold Northridge Mall, a 890,000 square foot regional shopping center in Salinas, California, and Rimrock Mall, a 603,000 square foot regional shopping center in Billings, Montana. The properties were sold in a combined transaction for $230,000, resulting in a gain on the sale of assets of $82,079. The Company used the proceeds from the sale to pay down its line of credit.
On September 11, 2013, the Company sold a former Mervyn's store in Milpitas, California for $12,000, resulting in a loss on the sale of assets of $2,617. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
15. Discontinued Operations: (Continued)

On September 30, 2013, the Company conveyed Fiesta Mall, a 933,000 square foot regional shopping center in Mesa, Arizona, to the mortgage note lender by a deed-in-lieu of foreclosure. As a result of the conveyance, the Company recognized a gain on the extinguishment of debt of $1,401, which is included in (loss) gain on the disposition of assets, net.
The Company has classified the results of operations and the gain or loss on all of the above dispositions as discontinued operations for the three and nine months ended September 30, 2013 and 2012.
Revenues from discontinued operations consisted of $2,524 and $11,580 for the three months ended September 30, 2013 and 2012, respectively, and $21,855 and $47,861 for the nine months ended September 30, 2013 and 2012, respectively. Total (loss) income from discontinued operations was $(1,962) and $2,350 for the three months ended September 30, 2013 and 2012, respectively, and $144,047 and $80,928 for the nine months ended September 30, 2013 and 2012, respectively.

16.	Commitments and Contingencies:
The Company has certain properties that are subject to non-cancelable operating ground leases. The leases expire at various times through 2098, subject in some cases to options to extend the terms of the leases. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. Ground rent expense was $2,580 and $2,244 for the three months ended September 30, 2013 and 2012, respectively, and $7,881 and $6,329 for the nine months ended September 30, 2013 and 2012, respectively. No contingent rent was incurred during the three and nine months ended September 30, 2013 or 2012.
As of September 30, 2013 and December 31, 2012, the Company was contingently liable for $3,657 and $3,757, respectively, in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreements. At September 30, 2013, the Company had $12,359 in outstanding obligations which it believes will be settled in the next twelve months.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Management Fees	$5,286	$5,861	$16,286	$17,862
Development and Leasing Fees	3,810	3,677	8,284	9,764
	$9,096	$9,538	$24,570	$27,626
Certain mortgage notes on the properties are held by NML (See Note 9—Mortgage Notes Payable). Interest expense in connection with these notes was $3,745 and $3,815 for the three months ended September 30, 2013 and 2012, respectively, and $11,289 and $11,588 for the nine months ended September 30, 2013 and 2012, respectively. Included in accounts payable and accrued expenses is interest payable on these notes of $1,246 and $1,264 at September 30, 2013 and December 31, 2012, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
17. Related Party Transactions: (Continued)

As of September 30, 2013 and December 31, 2012, the Company had loans to unconsolidated joint ventures of $2,736 and $3,345, respectively. Interest income associated with these notes was $58 and $63 for the three months ended September 30, 2013 and 2012, respectively, and $178 and $191 for the nine months ended September 30, 2013 and 2012, respectively. These loans represent initial funds advanced to development stage projects prior to construction loan funding. Accordingly, loan payables in the same amount have been accrued as an obligation by the various joint ventures.
Due from affiliates includes $5,740 and $4,568 of unreimbursed costs and fees due from unconsolidated joint ventures under management agreements at September 30, 2013 and December 31, 2012, respectively. Due from affiliates at September 30, 2013 and December 31, 2012 also includes two notes receivable from principals of AWE/Talisman that bear interest at 5.0% and mature based on the refinancing or sale of Fashion Outlets of Chicago, or certain other specified events. The notes are collateralized by the principals' interests in Fashion Outlets of Chicago. AWE/Talisman is considered a related party because it has an ownership interest in Fashion Outlets of Chicago. The balance on these notes was $13,446 and $12,500 at September 30, 2013 and December 31, 2012, respectively. Interest income earned on these notes was $157 and $158 for the three months ended September 30, 2013 and 2012, respectively, and $467 and $321 for the nine months ended September 30, 2013 and 2012, respectively. In addition, due from affiliates at September 30, 2013 includes a note receivable of $13,113 from RED/303 LLC ("RED") that bears interest at 5.25% and matures on March 29, 2016. Interest income earned on this note was $176 and $356 for the three and nine months ended September 30, 2013, respectively. RED is considered a related party because it is a partner in a joint venture development project. The note is collateralized by RED's membership interest in a development agreement.

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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
18. Share and Unit-Based Plans: (Continued)

The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
LTIP Units	$4,743	$2,778	$12,393	$6,646
Stock awards	121	125	353	345
Stock units	674	383	3,165	2,991
Stock options	4	18	12	18
Stock appreciation rights ("SARs")	—	210	—	291
Phantom stock units	248	211	735	721
	$5,790	$3,725	$16,658	$11,012
The Company capitalized share and unit-based compensation costs of $657 and $436 for the three months ended September 30, 2013 and 2012, respectively, and $2,745 and $2,209 for the nine months ended September 30, 2013 and 2012, respectively. Unrecognized compensation costs of share and unit-based plans at September 30, 2013 consisted of $4,744 from LTIP Units, $779 from stock awards, $3,650 from stock units, $64 from stock options and $1,155 from phantom stock units.
The following table summarizes the activity of the non-vested LTIP Units, stock awards, phantom stock units and stock units:

	LTIP Units		Stock Awards		Phantom Stock Units		Stock Units
	Units	Value(1)	Shares	Value(1)	Units	Value(1)	Units	Value(1)
Balance at January 1, 2013	200,000	$38.63	20,924	$49.36	—	$—	114,677	$52.19
Granted	332,189	49.67	8,963	61.84	32,063	58.94	67,920	62.01
Vested	(200,000)	38.63	(10,886)	46.70	(12,377)	59.38	(45,279)	51.29
Forfeited	—	—	—	—	—	—	—	—
Balance at September 30, 2013	332,189	$49.67	19,001	$56.77	19,686	$58.66	137,318	$57.24

(1)	Value represents the weighted-average grant date fair value.
The following table summarizes the activity of the SARs and stock options outstanding:

	SARs		Stock Options
	Shares	Value(1)	Shares	Value(1)
Balance at January 1, 2013	1,164,185	$56.66	12,768	$54.69
Granted	—	—	—	—
Exercised	(93,194)	56.63	(2,700)	36.51
Forfeited	—	—	—	—
Balance at September 30, 2013	1,070,991	$56.66	10,068	$59.57

(1)	Value represents the weighted-average exercise price.

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
The income tax benefit of the TRSs is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Current	$(79)	$—	$(235)	$—
Deferred	622	934	2,498	2,159
Income tax benefit	$543	$934	$2,263	$2,159
The net operating loss carryforwards are currently scheduled to expire through 2032, beginning in 2021. Net deferred tax assets of $32,020 and $33,414 were included in deferred charges and other assets, net at September 30, 2013 and December 31, 2012, respectively.
The tax returns for the years 2010-2012 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefits will materially change within the next twelve months.

20.	Subsequent Events:
On October 8, 2013, the Company's joint venture in Ridgmar Mall, a 1,273,000 square foot regional shopping center in Forth Worth, Texas, sold the property for $60,900. The cash proceeds from the sale were used to pay off the $51,657 mortgage loan on the property and the remaining $9,243 net of closing costs was distributed to the partners. The Company used its share of the proceeds to pay down its line of credit and for general corporate purposes.
On October 15, 2013, the Company sold a former Mervyn's store in Midland, Texas for $5,700. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On October 21, 2013, the Company received a commitment for a mortgage note payable on FlatIron Crossing. The new $268,000 mortgage note payable is expected to bear interest at a fixed rate of 3.85% and have a seven year term. The Company plans to use the proceeds for the repayment of debt and for general corporate purposes.
On October 23, 2013, the Company sold a former Mervyn's store in Grand Junction, Colorado for $5,430. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On October 24, 2013, the Company acquired the remaining 33.3% ownership interest in Superstition Springs Center, a 999,000 square foot regional shopping center in Mesa, Arizona, that it did not own for $44,242. The purchase price was funded by a cash payment of $21,742 and the assumption of the third party's pro rata share of the mortgage note payable on the property of $22,500.
On October 24, 2013, the Company announced a dividend/distribution of $0.62 per share for common stockholders and OP Unit holders of record on November 12, 2013. All dividends/distributions will be paid 100% in cash on December 6, 2013.

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
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P. (the "Operating Partnership"). As of September 30, 2013, the Operating Partnership owned or had an ownership interest in 58 regional shopping centers and nine community/power shopping centers aggregating approximately 61 million square feet of gross leasable area. These 67 regional and community/power shopping centers are referred to hereinafter as the "Centers," unless the context otherwise requires. The Company is a self-administered and self-managed REIT and conducts all of its operations through the Operating Partnership and the Management Companies.
The following discussion is based primarily on the consolidated financial statements of the Company for the three and nine months ended September 30, 2013 and 2012. It compares the results of operations for the three months ended September 30, 2013 to the results of operations for the three months ended September 30, 2012. It also compares the results of operations and cash flows for the nine months ended September 30, 2013 to the results of operations and cash flows for the nine months ended September 30, 2012. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
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
On October 3, 2012, the Company acquired the remaining 75% ownership interest in FlatIron Crossing, a 1,435,000 square foot regional shopping center in Broomfield, Colorado, that it did not own for a cash payment of $195.9 million and the assumption of the third party's share of the mortgage note payable on the property of $114.5 million.
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
On January 24, 2013, the Company acquired Green Acres Mall, a 1,792,000 square foot regional shopping center in Valley Stream, New York, for a purchase price of $500.0 million. The purchase price was funded from the placement of a $325.0 million mortgage note on the property and $175.0 million from borrowings under the Company's line of credit. Concurrent with the acquisition, the Company borrowed $100.0 million on the loan. On January 31, 2013, the Company exercised its option to borrow the remaining $225.0 million of the loan.

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
On August 1, 2013, the Company's joint venture in Pacific Premier Retail LP sold Redmond Town Center, a 695,000 square foot community center in Redmond, Washington, for $127.0 million, resulting in a gain on the sale of assets of approximately $38.5 million. The Company's share of the gain recognized was $18.3 million. The Company used its share of the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On September 11, 2013, the Company sold a former Mervyn's store in Milpitas, California for $12.0 million, resulting in a loss on the sale of assets of $2.6 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On September 17, 2013, the Company’s joint venture in Camelback Colonnade, a 619,000 square foot community center in Phoenix, Arizona, was restructured. As a result of the restructuring, the Company’s ownership interest in Camelback Colonnade decreased from 73.2% to 67.5%. Prior to the restructuring, the Company had accounted for its investment in Camelback Colonnade under the equity method of accounting due to substantive participation rights held by the outside partners. Upon completion of the restructuring, these substantive participation rights were terminated and the Company obtained voting control of the joint venture. Since the date of the restructuring, the Company has included Camelback Colonnade in its consolidated financial statements.
On October 8, 2013, the Company's joint venture in Ridgmar Mall, a 1,273,000 square foot regional shopping center in Forth Worth, Texas, sold the property for $60.9 million. The cash proceeds from the sale were used to pay off the $51.7 million mortgage loan on the property and the remaining $9.2 million net of closing costs was distributed to the partners. The Company used its share of the proceeds to pay down its line of credit and for general corporate purposes.
On October 15, 2013, the Company sold a former Mervyn's store in Midland, Texas for $5.7 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On October 23, 2013, the Company sold a former Mervyn's store in Grand Junction, Colorado for $5.4 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On October 24, 2013, the Company acquired the remaining 33.3% ownership interest in Superstition Springs Center, a 999,000 square foot regional shopping center in Mesa, Arizona, that it did not own for $44.2 million. The purchase price was funded by a cash payment of $21.7 million and the assumption of the third party's pro rata share of the mortgage note payable on the property of $22.5 million.
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
On September 30, 2013, the Company conveyed Fiesta Mall, a 933,000 square foot regional shopping center in Mesa, Arizona, to the mortgage note lender by a deed-in-lieu of foreclosure. The mortgage loan was non-recourse. As a result of the conveyance, the Company recognized a gain on the extinguishment of debt of $1.4 million.
Redevelopment and Development Activities:
In August 2011, the Company entered into a joint venture agreement with a subsidiary of AWE/Talisman for the development of Fashion Outlets of Chicago in the Village of Rosemont, Illinois. The Company owns 60% of the joint venture and AWE/Talisman owns 40%. The Company accounts for Fashion Outlets of Chicago as a consolidated joint venture. The Center is a fully enclosed two level, 526,000 square foot outlet center. The site is located within a mile of O'Hare International Airport. The project broke ground in November 2011 and opened on August 1, 2013. The total estimated project cost is approximately $211.0 million. As of September 30, 2013, the joint venture had incurred $179.8 million of development costs. On March 2, 2012, the joint venture obtained a construction loan on the property that allows for borrowings of up to $140.0 million, bears interest at LIBOR plus 2.50% and matures on March 5, 2017. As of September 30, 2013, the joint venture had borrowed $81.5 million under the loan.
The Company's joint venture in Tysons Corner, a 2,133,000 square foot regional shopping center in McLean, Virginia, is currently expanding the property to include a 19-story office tower; a 500,000 square foot, 30-story, 430 unit residential tower; and a 17-story, 300 room Hyatt Regency hotel. The joint venture started the expansion project in October 2011 and expects it to be completed in 2014. The total cost of the project is estimated at $523.1 million, of which $261.6 million is estimated to be the Company's pro rata share. The Company has funded $99.4 million of the total of $198.8 million incurred by the joint venture as of September 30, 2013.
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
Some of these estimates and assumptions include judgments on revenue recognition, estimates for common area maintenance and real estate tax accruals, provisions for uncollectible accounts, impairment of long-lived assets, the allocation of purchase price between tangible and intangible assets, and estimates for environmental matters. The Company's significant accounting policies are described in more detail in Note 2—Summary of Significant Accounting Policies in the Company's Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K. However, the following policies are deemed to be critical. There have been no significant changes to the Company's critical accounting policies during the nine months ended September 30, 2013.

Revenue Recognition:
Minimum rental revenues are recognized on a straight-line basis over the term of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight-line rent adjustment." Currently, 64% of the mall store and freestanding store leases contain provisions for CPI rent increases periodically throughout the term of the lease. The Company believes that using an annual multiple of CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases. Percentage rents are recognized when the tenants' specified sales targets have been met. Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred. Other tenants pay a fixed rate and these tenant recoveries' revenues are recognized on a straight-line basis over the term of the related leases.
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
Acquisitions:
The Company allocates the estimated fair values of acquisitions to land, building, tenant improvements and identified intangible assets and liabilities, based on their estimated fair values. In addition, any assumed mortgage notes payable are recorded at their estimated fair values. The estimated fair value of the land and buildings is determined utilizing an “as if vacant” methodology. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair value basis at the acquisition date prorated over the remaining lease terms. The tenant improvements are classified as an asset under property and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (i) leasing commissions and legal costs, which represent the value associated with “cost avoidance” of acquiring in-place leases, such as lease commissions paid under terms generally experienced in the Company's markets; (ii) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased; and (iii) above or below market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. Leasing commissions and legal costs are recorded in deferred charges and other assets and are amortized over the remaining lease terms. The value of in-place leases are recorded in deferred charges and other assets and amortized over the remaining lease terms plus an estimate of renewal of the acquired leases. Above or below market leases are classified in deferred charges and other assets or in other accrued liabilities, depending on whether the contractual terms are above or below market, and the asset or liability is amortized to minimum rents over the remaining terms of the leases. The remaining lease terms of below-market leases may include certain below-market fixed-rate renewal periods. In considering whether or not a lessee will execute a below-market fixed-rate lease renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition such as tenant mix in the Center, the Company's relationship with the tenant and the availability of competing tenant space.
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
For purposes of the discussion below, the Company defines "Same Centers" as those Centers that are substantially complete and in operation for the entirety of both periods of the comparison. Non-Same Centers for comparison purposes include recently acquired properties (“Acquisition Properties”) and those Centers or properties that are going through a substantial development or redevelopment often resulting in the closing of a portion of the Center (“Redevelopment Properties”). The Company moves a Center in and out of Same Centers based on whether the Center is substantially complete and in operation for the entirety of both periods of the comparison. Accordingly, the Same Centers consists of all consolidated Centers, excluding the Acquisition Properties and the Redevelopment Properties for the periods of comparison.
For comparison of the three months ended September 30, 2013 to the three months ended September 30, 2012, the Acquisition Properties include FlatIron Crossing, Arrowhead Towne Center, Kings Plaza Shopping Center, Green Acres Mall, Green Acres Adjacent and the impact of the Camelback Colonnade restructuring. For comparison of the nine months ended September 30, 2013 to the nine months ended September 30, 2012, the Acquisition Properties include 500 North Michigan Avenue, FlatIron Crossing, Arrowhead Towne Center, Kings Plaza Shopping Center, Green Acres Mall, Green Acres Adjacent and the impact of the Camelback Colonnade restructuring.
For comparison of the three months ended September 30, 2013 to the three months ended September 30, 2012 and for comparison of the nine months ended September 30, 2013 to the nine months ended September 30, 2012, the Redevelopment Properties include Fashion Outlets of Chicago and Paradise Valley Mall. The increase in revenues and expenses at the Redevelopment Properties for the comparison of the three months ended September 30, 2013 to the three months ended September 30, 2012 and for the comparison of the nine months ended September 30, 2013 to the nine months ended September 30, 2012 is primarily due to the opening of Fashion Outlets of Chicago on August 1, 2013.
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
Tenant sales per square foot increased from $511 for the twelve months ended September 30, 2012 to $549 for the twelve months ended September 30, 2013. Occupancy rate increased from 92.8% at September 30, 2012 to 93.7% at September 30, 2013. Releasing spreads also increased 14.2% for the twelve months ended September 30, 2013. These calculations exclude the Redevelopment Properties, Fiesta Mall (See “Other Transactions and Events” in Management’s Overview and Summary), and the 2013 property dispositions (See “Acquisitions and Dispositions” in Management’s Overview and Summary).
Releasing spreads remained positive as the Company was able to lease available space at higher rents than the expiring rental rates on the same space, resulting in a releasing spread of $5.93 per square foot ($47.53 on new and renewal leases executed compared to $41.60 on leases expiring), representing a 14.2% increase for the trailing twelve months ended September 30, 2013. The Company expects that releasing spreads will continue to be positive during the remainder of 2013 as it renews or relets leases that are scheduled to expire. These leases that are scheduled to expire represent 250,000 square feet of the Centers, accounting for 2.7% of mall store and freestanding store gross leaseable area as of September 30, 2013.
During the trailing twelve months ended September 30, 2013, the Company signed 321 new leases and 411 renewal leases comprising approximately 1.3 million square feet, of which 1.0 million square feet related to the consolidated Centers. The annual initial average base rent for new and renewal leases was $47.53 per square foot for the trailing twelve months ended September 30, 2013 with an average tenant allowance of $12.45 per square foot.

The Company's recent trend of retail sales growth continued during the twelve months ended September 30, 2013 with tenant sales per square foot and releasing spreads increasing compared to the twelve months ended September 30, 2012. The Company's occupancy rate as of September 30, 2013 also increased compared to September 30, 2012. Although certain aspects of the U.S. economy, the retail industry as well as the Company's operating results have continued to improve, economic and political uncertainty remains in various parts of the world and certain areas of the U.S. economy are still experiencing weakness. Any further continuation or worsening of these adverse conditions, or a decline in the current rate of U.S. economic growth, could harm the Company's business, results of operations and financial condition.
Comparison of Three Months Ended September 30, 2013 and 2012
Revenues:
Minimum and percentage rents (collectively referred to as "rental revenue") increased by $37.7 million, or 32.2%, from 2012 to 2013. The increase in rental revenue is attributed to an increase of $31.6 million from the Acquisition Properties, $3.1 million from the Redevelopment Properties and $3.0 million from the Same Centers. Rental revenue includes the amortization of above and below-market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below-market leases increased from $1.8 million in 2012 to $2.3 million in 2013. The amortization of straight-line rents increased from $0.4 million in 2012 to $1.7 million in 2013. Lease termination income increased from $1.3 million in 2012 to $1.5 million in 2013.
Tenant recoveries increased $25.3 million, or 39.1%, from 2012 to 2013. This increase in tenant recoveries is attributed to an increase of $23.1 million from the Acquisition Properties and $2.5 million from the Redevelopment Properties offset in part by a decrease of $0.3 million from the Same Centers.
Management Companies revenue increased from $9.9 million in 2012 to $10.7 million in 2013 due primarily to an increase in development fees offset in part by a reduction in management fees because of the conversion of Arrowhead Towne Center and FlatIron Crossing from joint ventures to consolidated Centers in 2012 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Shopping Center and Operating Expenses:
Shopping center and operating expenses increased $22.9 million, or 36.3%, from 2012 to 2013. This increase in shopping center and operating expenses is attributed to an increase of $21.2 million from the Acquisition Properties and $2.5 million from the Redevelopment Properties offset in part by a decrease of $0.8 million from the Same Centers.
Management Companies' Operating Expenses:
Management Companies' operating expenses increased $2.3 million from 2012 to 2013 primarily due to an increase in share and unit-based compensation costs and severance costs.
REIT General and Administrative Expenses:
REIT general and administrative expenses increased by $0.9 million from 2012 to 2013.
Depreciation and Amortization:
Depreciation and amortization increased $22.6 million from 2012 to 2013. The increase in depreciation and amortization is primarily attributed to an increase of $21.3 million from the Acquisition Properties and $1.5 million from the Redevelopment Properties offset in part by a decrease of $0.2 million from the Same Centers.
Interest Expense:
Interest expense increased $11.1 million from 2012 to 2013. The increase in interest expense was primarily attributed to increases of $8.9 million from the Acquisition Properties, $3.5 million from the Same Centers and $0.2 million from the Redevelopment Properties offset in part by a decrease of $1.5 million from the borrowings under the Company's line of credit.
The above interest expense items are net of capitalized interest, which decreased from $3.0 million in 2012 to $2.9 million in 2013, primarily due to a decrease in development activity.
Equity in Income of Unconsolidated Joint Ventures:
Equity in income of unconsolidated joint ventures increased $15.8 million from 2012 to 2013. The increase is primarily attributed to the Company's share of the gain on the sale of Redmond Town Center of $18.3 million in 2013 (See "Acquisitions and Dispositions" in Management's Overview and Summary).

Gain on Remeasurement, Sale or Write Down of Assets, net:
Gain on remeasurement, sale or write down of assets, net decreased $20.2 million from 2012 to 2013. The decrease is primarily attributed to the $24.6 million gain on the buyout of the Company's ownership interest in NorthPark Center in 2012.
Income From Discontinued Operations:
Income from discontinued operations decreased $4.3 million from 2012 to 2013. The decrease in income from discontinued operations is primarily due to the loss on the sale of a former Mervyn's store of $2.6 million in 2013 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Net Income:
Net income decreased $6.5 million from 2012 to 2013. The decrease is primarily attributed to the decrease in income from discontinued operations of $4.3 million and the results of operations as discussed above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO—diluted increased 14.8% from $112.9 million in 2012 to $129.6 million in 2013. For a reconciliation of FFO and FFO—diluted to net income attributable to the Company, the most directly comparable GAAP financial measure, see "Funds From Operations ("FFO") and Adjusted Funds From Operations ("AFFO")" below.
Comparison of Nine Months Ended September 30, 2013 and 2012
Revenues:
Rental revenue increased by $103.1 million, or 29.7%, from 2012 to 2013. The increase in rental revenue is attributed to an increase of $92.0 million from the Acquisition Properties, $8.6 million from the Same Centers and $2.5 million from the Redevelopment Properties. The amortization of above and below-market leases increased from $4.8 million in 2012 to $6.1 million in 2013. The amortization of straight-line rents increased from $3.7 million in 2012 to $4.7 million in 2013. Lease termination income decreased from $3.6 million in 2012 to $2.8 million in 2013.
Tenant recoveries increased $69.7 million, or 37.3%, from 2012 to 2013. This increase in tenant recoveries is attributed to an increase of $64.1 million from the Acquisition Properties, $3.3 million from the Same Centers and $2.3 million from the Redevelopment Properties.
Management Companies' revenue increased from $30.7 million in 2012 to $31.2 million in 2013 due primarily to an increase in development fees in 2013 offset in part by a reduction in management fees because of the conversion of Arrowhead Towne Center and FlatIron Crossing from joint ventures to consolidated Centers in 2012 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Shopping Center and Operating Expenses:
Shopping center and operating expenses increased $63.6 million, or 34.3%, from 2012 to 2013. The increase in shopping center and operating expenses is attributed to an increase of $62.0 million from the Acquisition Properties and $2.2 million from the Redevelopment Properties offset in part by a decrease of $0.6 million from the Same Centers.
Management Companies' Operating Expenses:
Management Companies' operating expenses increased $2.1 million from 2012 to 2013, primarily due to an increase in share and unit-based compensation costs and severance costs.
REIT General and Administrative Expenses:
REIT general and administrative expenses increased by $3.4 million from 2012 to 2013, primarily due to an increase in share and unit-based compensation costs.
Depreciation and Amortization:
Depreciation and amortization increased $65.5 million from 2012 to 2013. The increase in depreciation and amortization is primarily attributed to an increase of $67.1 million from the Acquisition Properties and $0.1 million from the Redevelopment Properties offset in part by a decrease of $1.7 million from the Same Centers.

Interest Expense:
Interest expense increased $33.4 million from 2012 to 2013. The increase in interest expense was primarily attributed to increases of $27.0 million from the Acquisition Properties, $9.6 million from the Same Centers and $2.2 million from the borrowings under the Company's line of credit. These increases were offset in part by decreases of $4.7 million from the Senior Notes, which were paid off in full in March 2012 (See Liquidity and Capital Resources), and $0.7 million from the Redevelopment Properties.
The above interest expense items are net of capitalized interest, which increased from $7.9 million in 2012 to $8.2 million in 2013, primarily due to an increase in development activity.
Gain on Early Extinguishment of Debt, net:
The gain on early extinguishment of debt, net of $1.9 million in 2013 is attributed to the gain on the payoff of the mortgage note payable on FlatIron Crossing of $2.8 million offset in part by the loss on the payoff of the mortgage note payable on Vintage Faire Mall of $0.9 million.
Equity in Income of Unconsolidated Joint Ventures:
Equity in income of unconsolidated joint ventures increased $76.9 million from 2012 to 2013. The increase is primarily attributed to the Company's share of the gains on the sales in 2013 of Redmond Town Center Office of $44.4 million, Kitsap Mall of $28.1 million and Redmond Town Center of $18.3 million offset in part by the Company's share of the gain on the sale of SanTan Village Power Center of $11.5 million in 2012 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Gain on Remeasurement, Sale or Write Down of Assets, net:
Gain on remeasurement, sale or write down of assets, net decreased $34.1 million from 2012 to 2013. The decrease is primarily attributed to the sales in 2012 of the Company's ownership interests in Chandler Festival of $12.3 million, Chandler Village Center of $8.2 million, Chandler Gateway of $3.4 million and NorthPark Center of $24.6 million (See "Acquisitions and Dispositions" in Management's Overview and Summary) offset in part by the gain on the sale of land in 2013 of $5.4 million and a decrease in the write off of development costs in 2013.
Income From Discontinued Operations:
Income from discontinued operations increased $63.1 million from 2012 to 2013. The increase in income from discontinued operations is primarily due to the gains on the sales in 2013 of Green Tree Mall of $59.8 million and Northridge Mall and Rimrock Mall of $82.1 million offset in part by the gains on the sales and dispositions in 2012 of Valley View Center of $49.7 million, Prescott Gateway of $16.3 million, Carmel Plaza of $7.8 million and Hilton Village of $3.1 million (See "Acquisitions and Dispositions" and "Other Transactions and Events" in Management's Overview and Summary).
Net Income:
Net income increased $118.1 million from 2012 to 2013. The increase is primarily attributed to the increases in equity in income from unconsolidated joint ventures of $76.9 million and the income from discontinued operations of $63.1 million offset in part by a decrease in the gain on remeasurement, sale or write down of assets, net of $34.1 million.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO—diluted decreased 13.1% from $445.3 million in 2012 to $387.0 million in 2013. For a reconciliation of FFO and FFO—diluted to net income attributable to the Company, the most directly comparable GAAP financial measure, see "Funds From Operations ("FFO") and Adjusted Funds From Operations ("AFFO")" below.
Operating Activities:
Cash provided by operating activities increased from $256.2 million in 2012 to $328.9 million in 2013. The increase was primarily due to changes in assets and liabilities and the results at the Acquisition Properties as discussed above.

Investing Activities:
Cash provided by investing activities increased from $91.5 million in 2012 to $234.5 million in 2013. The increase in cash provided by investing activities was primarily due to increases in distributions from unconsolidated joint ventures of $448.0 million and proceeds from the sale of assets of $196.4 million. The increase in distributions from unconsolidated joint ventures is primarily attributed to the distribution of the Company's share of net proceeds from the refinancing of the mortgage note payable on Tysons Corner Center in 2013 (See Liquidity and Capital Resources) and the Company's share of cash proceeds from the sales of Kitsap Mall, Redmond Retail and Redmond Retail Office in 2013.
These increases were offset in part by the acquisitions in 2013 of Green Acres Mall for $470.0 million and Green Acres Adjacent for $22.6 million (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Financing Activities:
Cash used in financing activities increased from $338.4 million in 2012 to $567.0 million in 2013. The increase in cash used in financing activities was primarily due to an increase in payments on mortgages, bank and other notes payable of $881.7 million offset in part by an increase in proceeds from mortgages, bank and other notes payable of $659.0 million.
Liquidity and Capital Resources
The Company anticipates meeting its liquidity needs for its operating expenses, debt service and dividend requirements for the next twelve months through cash generated from operations, working capital reserves and/or borrowings under its unsecured line of credit.
The following tables summarize capital expenditures incurred at the Centers:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2013	2012
Consolidated Centers:
Acquisitions of property and equipment	$545,149	$86,424
Development, redevelopment, expansion and renovation of Centers	140,289	101,584
Tenant allowances	17,880	12,577
Deferred leasing charges	18,812	17,644
	$722,130	$218,229
Joint Venture Centers (at Company's pro rata share):
Acquisitions of property and equipment	$3,457	$3,064
Development, redevelopment, expansion and renovation of Centers	75,198	54,330
Tenant allowances	7,003	4,841
Deferred leasing charges	2,897	3,407
	$88,555	$65,642
The Company expects amounts to be incurred during the next twelve months for tenant allowances and deferred leasing charges to be comparable or less than 2012 and that capital for those expenditures will be available from working capital, cash flow from operations, borrowings on property specific debt or unsecured corporate borrowings. The Company expects to incur between $250 million and $350 million during the next twelve months for development, redevelopment, expansion and renovations. Capital for these major expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of debt or equity financings, which are expected to include borrowings under the Company's line of credit and construction loans. The Company has also generated liquidity in the past through equity offerings, property refinancings, joint venture transactions and the sale of non-core assets. For example, during the three months ended September 30, 2013, the Company refinanced the mortgage note payable at Tysons Corner Center. The Company's pro rata share of the net proceeds was $275.0 million, which was used to pay down its line of credit. The Company has also recently sold certain non-core assets and, depending on market conditions, may continue to do so in the future. Furthermore, the

Company has filed a shelf registration statement which registered an unspecified amount of common stock, preferred stock, depositary shares, debt securities, warrants, rights and units.
The capital and credit markets can fluctuate and, at times, limit access to debt and equity financing for companies. As demonstrated by the Company's activity in 2013, including its $500 million ATM Program as discussed below and its $1.5 billion line of credit, the Company has been able to access capital; however, there is no assurance the Company will be able to do so in future periods or on similar terms and conditions. Many factors impact the Company's ability to access capital, such as its overall debt level, interest rates, interest coverage ratios and prevailing market conditions. In the event that the Company has significant tenant defaults as a result of the overall economy and general market conditions, the Company could have a decrease in cash flow from operations, which could result in increased borrowings under its line of credit. These events could result in an increase in the Company's proportion of floating rate debt, which would cause it to be subject to interest rate fluctuations in the future.
The Company has an equity distribution agreement ("Distribution Agreement") with a number of sales agents to issue and sell, from time to time, shares of common stock, having an aggregate offering price of up to $500 million (the “Shares”). Sales of the Shares, if any, may be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering, which includes sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange. This offering is referred to herein as the "ATM Program". During the three months ended September 30, 2013, the Company did not sell any shares of common stock under the ATM Program. During the nine months ended September 30, 2013, the Company sold 2,456,956 shares of common stock under the ATM Program in exchange for aggregate gross proceeds of $173.0 million and net proceeds of $171.2 million after commissions and other transaction costs. As of September 30, 2013, $149.1 million remained available to be sold under the ATM Program. Actual future sales will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and our capital needs. The Company has no obligation to sell the remaining shares available for sale under the ATM Program.
The Company's total outstanding loan indebtedness at September 30, 2013 was $6.3 billion (consisting of $4.8 billion of consolidated debt, less $0.3 billion of noncontrolling interest, plus $1.8 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand.
The Company has a $1.5 billion revolving line of credit that initially bore interest at LIBOR plus a spread of 1.75% to 3.0%, depending on the Company's overall leverage levels, and was to mature on May 2, 2015 with a one-year extension option. The line of credit had the ability to be expanded, depending on certain conditions, up to a total facility of $2.0 billion less the outstanding balance of the $125.0 million unsecured term loan, as discussed below.
On August 6, 2013, the Company's line of credit was amended and extended. The amended facility provides for an interest rate of LIBOR plus a spread of 1.375% to 2.0%, depending on the Company's overall leverage levels, and matures on August 6, 2018. Based on the Company's leverage level as of September 30, 2013, the borrowing rate on the facility was LIBOR plus 1.50%. In addition, the line of credit can now be expanded, depending on certain conditions, up to a total facility of $2.0 billion (without giving effect to the $125.0 million unsecured term loan described below). All obligations under the amended facility are unconditionally guaranteed only by the Company. At September 30, 2013, total borrowings under the line of credit were $145.0 million with an average effective interest rate of 1.86%.
The Company has a $125.0 million unsecured term loan under the Company's line of credit that bears interest at LIBOR plus a spread of 1.95% to 3.20%, depending on the Company's overall leverage levels, and matures on December 8, 2018. Based on the Company's leverage level at September 30, 2013, the borrowing rate was LIBOR plus 2.20%. As of September 30, 2013, the total interest rate was 2.53%.
At September 30, 2013, the Company was in compliance with all applicable loan covenants under its agreements.
At September 30, 2013, the Company had cash and cash equivalents of $62.1 million.
Off-Balance Sheet Arrangements:
The Company accounts for its investments in joint ventures that it does not have a controlling interest in, or is not the primary beneficiary of, using the equity method of accounting and those investments are reflected on the Consolidated Balance Sheets of the Company as "Investments in unconsolidated joint ventures" and "Distributions in excess of investments in unconsolidated joint ventures".

In addition, certain joint ventures also have secured debt that could become recourse debt to the Company or its subsidiaries, in excess of the Company's pro rata share, should the joint ventures be unable to discharge the obligations of the related debt. At September 30, 2013, the balance of the debt that could be recourse to the Company was $47.0 million offset in part by indemnity agreements from joint venture partners for $21.3 million. The maturities of the recourse debt, net of indemnification, are $16.8 million in 2015 and $8.9 million in 2016.
Additionally, as of September 30, 2013, the Company was contingently liable for $3.7 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
Long-term Contractual Obligations:
The following is a schedule of long-term contractual obligations as of September 30, 2013 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)	$4,522,456	$176,806	$856,437	$876,378	$2,612,835
Operating lease obligations(1)	356,273	14,798	26,813	23,559	291,103
Purchase obligations(1)	12,359	12,359	—	—	—
Other long-term liabilities	333,258	291,330	2,982	3,299	35,647
	$5,224,346	$495,293	$886,232	$903,236	$2,939,585
_______________________________________________________________________________

(1)	See Note 16—Commitments and Contingencies in the Company's Notes to Consolidated Financial Statements.

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
Adjusted FFO ("AFFO") excludes the FFO impact of Shoppingtown Mall and Valley View Center for the nine months ended September 30, 2012. In December 2011, the Company conveyed Shoppingtown Mall to the lender by a deed-in-lieu of foreclosure. In July 2010, a court-appointed receiver assumed operational control of Valley View Center and responsibility for managing all aspects of the property. Valley View Center was sold by the receiver on April 23, 2012, and the related non-recourse mortgage loan obligation was fully extinguished on that date. On May 31, 2012, the Company conveyed Prescott Gateway to the lender by a deed-in-lieu of foreclosure and the debt was forgiven, resulting in a gain on the extinguishment of debt of $16.3 million. AFFO also excludes the gain on extinguishment of debt of Prescott Gateway for the three and nine months ended September 30, 2012.
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

Funds From Operations ("FFO") and Adjusted Funds From Operations ("AFFO") (Continued)
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
The following reconciles net income attributable to the Company to FFO and FFO-diluted for the three and nine months ended September 30, 2013 and 2012 and FFO and FFO—diluted to AFFO and AFFO—diluted for the same periods (dollars and shares in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net income attributable to the Company	$38,123	$43,893	$275,212	$163,179
Adjustments to reconcile net income attributable to the Company to FFO—basic and diluted:
Noncontrolling interests in the Operating Partnership	2,362	3,469	19,605	13,575
Loss (gain) on remeasurement, sale or write down of consolidated assets, net	919	(21,765)	(145,023)	4,449
Add: gain on sale of undepreciated consolidated assets	—	—	2,238	—
Add: noncontrolling interests share of (loss) gain on remeasurement, sale or write down of consolidated joint ventures, net	—	(3)	3,163	3,535
Gain on remeasurement, sale or write down of assets from unconsolidated joint ventures, net(1)	(18,062)	(135)	(91,077)	(11,292)
Add: (loss) gain on sale of undepreciated assets from unconsolidated joint ventures(1)	(51)	—	433	—
Depreciation and amortization on consolidated assets	92,221	72,220	279,364	222,188
Less: depreciation and amortization attributable to noncontrolling interests on consolidated joint ventures	(5,276)	(4,523)	(14,414)	(13,952)
Depreciation and amortization on unconsolidated joint ventures(1)	22,323	22,927	66,470	73,237
Less: depreciation on personal property	(2,986)	(3,185)	(9,020)	(9,636)
FFO—basic and diluted	129,573	112,898	386,951	445,283
Shoppingtown Mall	—	—	—	396
Valley View Center	—	—	—	(101,116)
Prescott Gateway	—	54	—	(16,296)
AFFO and AFFO—diluted	$129,573	$112,952	$386,951	$328,267
Weighted average number of FFO shares outstanding for:
FFO—basic (2)	150,334	144,990	149,140	144,160
Adjustments for impact of dilutive securities in computing FFO-diluted:
Stock warrants	—	64	—	78
Share and unit based compensation plans	61	46	101	18
FFO—diluted (3)	150,395	145,100	149,241	144,256

(1)	Unconsolidated joint ventures are presented at the Company's pro rata share.

Funds From Operations ("FFO") and Adjusted Funds From Operations ("AFFO") (Continued)

(2)
Includes 9.6 million and 10.8 million OP Units for the three months ended September 30, 2013 and 2012, respectively, and 9.9 million and 11.1 million OP units for the nine months ended September 30, 2013 and 2012, respectively.

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
The following table sets forth information as of September 30, 2013 concerning the Company's long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV") (dollars in thousands):

	For the years ended September 30,
	2014	2015	2016	2017	2018	Thereafter	Total	FV
CONSOLIDATED CENTERS (1):
Long-term debt:
Fixed rate	$103,305	$322,945	$712,044	$64,454	$494,118	$2,389,988	$4,086,854	$4,161,287
Average interest rate	4.34%	6.07%	5.31%	3.68%	3.62%	3.96%	4.33%
Floating rate	65,634	92,112	103,480	290,472	—	125,000	676,698	666,737
Average interest rate	5.16%	2.75%	3.02%	2.44%	—%	2.53%	2.85%
Total debt—Consolidated Centers	$168,939	$415,057	$815,524	$354,926	$494,118	$2,514,988	$4,763,552	$4,828,024
UNCONSOLIDATED JOINT VENTURE CENTERS (1):
Long-term debt (at Company's pro rata share):
Fixed rate	$21,855	$246,061	$228,654	$65,123	$153,863	$923,816	$1,639,372	$1,676,933
Average interest rate	4.58%	5.87%	6.49%	6.19%	4.48%	3.70%	4.60%
Floating rate	699	14,619	26,361	71,093	64,951	9,114	186,837	184,592
Average interest rate	2.43%	3.07%	3.37%	2.83%	2.27%	2.07%	2.69%
Total debt—Unconsolidated Joint Venture Centers	$22,554	$260,680	$255,015	$136,216	$218,814	$932,930	$1,826,209	$1,861,525

(1)
The maturity date assumes that all extension options are fully exercised and that the Company does not opt to refinance the debt prior to these dates. These extension options are at the Company's discretion, subject to certain conditions, which the Company believes will be met.

The consolidated Centers' total fixed rate debt at September 30, 2013 and December 31, 2012 was $4.1 billion and $3.7 billion, respectively. The average interest rate on fixed rate debt at September 30, 2013 and December 31, 2012 was 4.33% and 4.40%, respectively. The consolidated Centers' total floating rate debt at September 30, 2013 and December 31, 2012 was $0.7 billion and $1.5 billion, respectively. The average interest rate on floating rate debt at September 30, 2013 and December 31, 2012 was 2.85% and 3.05%, respectively.
The Company's pro rata share of the Unconsolidated Joint Venture Centers' fixed rate debt at September 30, 2013 and December 31, 2012 was $1.6 billion and $1.5 billion, respectively. The average interest rate on fixed rate debt at September 30, 2013 and December 31, 2012 was 4.60% and 5.27%, respectively. The Company's pro rata share of the Unconsolidated Joint Venture Centers' floating rate debt at September 30, 2013 and December 31, 2012 was $186.8 million and $178.3 million, respectively. The average interest rate on the floating rate debt at September 30, 2013 and December 31, 2012 was 2.69% and 3.69%, respectively.
In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $8.6 million per year based on $0.9 billion of floating rate debt outstanding at September 30, 2013.
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
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of September 30, 2013, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
10.1
$1,500,000,000 Revolving Loan Facility and $125,000,000 Term Loan Facility Amended and Restated Credit Agreement, dated as of August 6, 2013, by and among the Company, The Macerich Partnership, L.P., Deutsche Bank Trust Company Americas, as administrative agent; Deutsche Bank Securities Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC as joint lead arrangers and joint bookrunning managers, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. as co-syndication agents, and various lenders party thereto (incorporated by reference as an exhibit to the Company’s Current Report on Form 8‑K, event date, August 6, 2013).

10.2
Amended and Restated Unconditional Guaranty, dated as of August 6, 2013, by the Company in favor of Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference as an exhibit to the Company’s Current Report on Form 8‑K, event date, August 6, 2013).

10.3*	Notices dated August 28, 2013 from the Company to Edward Coppola and Thomas O’Hern regarding their respective management continuity agreements.
10.4*	Description of Director Compensation.
31.1	Section 302 Certification of Arthur Coppola, Chief Executive Officer
31.2	Section 302 Certification of Thomas O'Hern, Chief Financial Officer
32.1	Section 906 Certifications of Arthur Coppola and Thomas O'Hern
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MACERICH COMPANY
	By:	/s/ THOMAS E. O'HERN
Thomas E. O'Hern
Senior Executive Vice President and Chief Financial Officer
Date: November 4, 2013		(Principal Financial Officer)