Form 10-K
period 2013-12-31
MACERICH CO
filed 2014-02-21
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $8.5 billion as of the last business day of the registrant's most recently completed second fiscal quarter based upon the price at which the common shares were last sold on that day.
Number of shares outstanding of the registrant's common stock, as of February 18, 2014: 140,553,257 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual stockholders meeting to be held in 2014 are incorporated by reference into Part III of this Form 10-K.

THE MACERICH COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

PART I
IMPORTANT FACTORS RELATED TO FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K of The Macerich Company (the "Company") contains statements that constitute forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as "may," "will," "could," "should," "expects," "anticipates," "intends," "projects," "predicts," "plans," "believes," "seeks," "estimates," "scheduled" and variations of these words and similar expressions. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Forward-looking statements appear in a number of places in this Form 10-K and include statements regarding, among other matters:

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
ITEM 1.    BUSINESS
General
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). As of December 31, 2013, the Operating Partnership owned or had an ownership interest in 55 regional shopping centers and nine community/power shopping centers totaling approximately 57 million square feet of gross leasable area ("GLA"). These 64 regional and community/power shopping centers are referred to herein as the "Centers," and consist of consolidated Centers ("Consolidated Centers") and unconsolidated joint venture Centers ("Unconsolidated Joint Venture Centers") as set forth in "Item 2. Properties," unless the context otherwise requires.

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
Recent Developments
Acquisitions and Dispositions:
On January 24, 2013, the Company acquired Green Acres Mall, a 1,787,000 square foot regional shopping center in Valley Stream, New York, for a purchase price of $500.0 million. The purchase price was funded from the placement of a $325.0 million mortgage note on the property and from borrowings under the Company's line of credit.
On April 25, 2013, the Company acquired a 19 acre parcel of land adjacent to Green Acres Mall for $22.6 million. The purchase price was funded by borrowings under the Company's line of credit.
On May 29, 2013, the Company's joint venture in Pacific Premier Retail LP sold Redmond Town Center Office, a 582,000 square foot office building in Redmond, Washington, for $185.0 million, resulting in a gain on the sale of assets of $89.2 million to the joint venture. The Company's share of the gain was $44.4 million. The Company used its share of the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On May 31, 2013, the Company sold Green Tree Mall, a 793,000 square foot regional shopping center in Clarksville, Indiana, for $79.0 million, resulting in a gain on the sale of assets of $59.8 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On June 4, 2013, the Company sold Northridge Mall, an 890,000 square foot regional shopping center in Salinas, California, and Rimrock Mall, a 603,000 square foot regional shopping center in Billings, Montana. The properties were sold in a combined transaction for $230.0 million, resulting in a gain on the sale of assets of $82.2 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On June 12, 2013, the Company's joint venture in Pacific Premier Retail LP sold Kitsap Mall, an 846,000 square foot regional shopping center in Silverdale, Washington, for $127.0 million, resulting in a gain on the sale of assets of $55.2 million to the joint venture. The Company's share of the gain was $28.1 million. The Company used its share of the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On August 1, 2013, the Company's joint venture in Pacific Premier Retail LP sold Redmond Town Center, a 695,000 square foot community center in Redmond, Washington, for $127.0 million, resulting in a gain on the sale of assets of $38.4 million to the joint venture. The Company's share of the gain was $18.3 million. The Company used its share of the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On September 11, 2013, the Company sold a former Mervyn's store in Milpitas, California for $12.0 million, resulting in a loss on the sale of assets of $2.6 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On September 17, 2013, the Company’s joint venture in Camelback Colonnade, a 619,000 square foot community center in Phoenix, Arizona, was restructured. As a result of the restructuring, the Company’s ownership interest in Camelback Colonnade decreased from 73.2% to 67.5%. Prior to the restructuring, the Company had accounted for its investment in Camelback Colonnade under the equity method of accounting due to substantive participation rights held by the outside partners. Upon completion of the restructuring, these substantive participation rights were terminated and the Company obtained voting control of the joint venture. This transaction is referred to herein as the "Camelback Colonnade Restructuring." Since the date of the restructuring, the Company has included Camelback Colonnade in its consolidated financial statements.

On October 8, 2013, the Company's joint venture in Ridgmar Mall, a 1,273,000 square foot regional shopping center in Fort Worth, Texas, sold the property for $60.9 million, resulting in a gain on the sale of assets of $6.2 million to the joint venture. The Company's share of the gain was $3.1 million. The cash proceeds from the sale were used to pay off the $51.7 million mortgage loan on the property and the remaining $9.2 million, net of closing costs, was distributed to the partners. The Company used its share of the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On October 15, 2013, the Company sold a former Mervyn's store in Midland, Texas for $5.7 million, resulting in a loss on the sale of assets of $2.0 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On October 23, 2013, the Company sold a former Mervyn's store in Grand Junction, Colorado for $5.4 million, resulting in a gain on the sale of assets of $1.7 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On October 24, 2013, the Company acquired the remaining 33.3% ownership interest in Superstition Springs Center, a 1,082,000 square foot regional shopping center in Mesa, Arizona, that it did not own for $46.2 million. The purchase price was funded by a cash payment of $23.7 million and the assumption of the third party's pro rata share of the mortgage note payable on the property of $22.5 million.
On December 4, 2013, the Company sold a former Mervyn's store in Livermore, California for $10.5 million, resulting in a loss on the sale of assets of $5.3 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On December 11, 2013, the Company sold Chesterfield Towne Center, a 1,016,000 square foot regional shopping center in Richmond, Virginia, and Centre at Salisbury, an 862,000 square foot regional shopping center in Salisbury, Maryland. The properties were sold in a combined transaction for $292.5 million, resulting in a gain on the sale of assets of $151.5 million. The sales price was funded by a cash payment of $67.8 million, the assumption of the $109.7 million mortgage note payable on Chesterfield Towne Center and the assumption of the $115.0 million mortgage note payable on Centre at Salisbury. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.
On January 15, 2014, the Company sold Rotterdam Square, a 585,000 square foot regional shopping center in Schenectady, New York, for $8.5 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes. Rotterdam Square is referred to herein as the "2014 Disposition Center".
Financing Activity:
On January 2, 2013, the Company's joint venture in Kierland Commons replaced the existing loans on the property with a new $135.0 million loan that bears interest at LIBOR plus 1.90% and matures on January 2, 2018, including extension options.
On January 3, 2013, the Company exercised its option to borrow an additional $146.0 million on the loan on Kings Plaza Shopping Center.
On January 24, 2013, in connection with the Company's acquisition of Green Acres Mall (See “Acquisitions and Dispositions” in Recent Developments), the Company placed a new loan on the property that allowed for borrowings of up to $325.0 million, bears interest at an effective rate of 3.61% and matures on February 3, 2021. Concurrent with the acquisition, the Company borrowed $100.0 million on the loan. On January 31, 2013, the Company exercised its option to borrow an additional $225.0 million on the loan.
On March 6, 2013, the Company's joint venture in Scottsdale Fashion Square replaced the existing loan on the property with a new $525.0 million loan that bears interest at an effective rate of 3.02% and matures on April 3, 2023.
On April 30, 2013, the loan on South Towne Center was transferred to Vintage Faire Mall. Concurrently, the Company borrowed an additional $15.2 million on the loan on Vintage Faire Mall that bears interest at an effective rate of 2.91% and matures on November 5, 2015.
On May 30, 2013, the consolidated joint venture in SanTan Village Regional Center replaced the existing loan on the property with a new $138.0 million loan that bears interest at an effective rate of 3.14% and matures on June 1, 2019.
On August 6, 2013, the Company's line of credit was amended and extended. The amended facility provides for an interest rate of LIBOR plus a spread of 1.375% to 2.0%, depending on the Company's overall leverage levels, and matures on August 6, 2018. In addition, the line of credit can be expanded, depending on certain conditions, up to a total facility of $2.0 billion, without giving effect to the Company's $125.0 million unsecured term loan.

On August 30, 2013, the Company's joint venture in Tysons Corner Center replaced the existing loan on the property with a new $850.0 million loan that bears interest at an effective rate of 4.13% and matures on January 1, 2024.
On September 3, 2013, the Company's joint venture in Boulevard Shops modified and extended the loan on the property to bear interest at LIBOR plus 1.75% and to mature on December 16, 2018, including extension options.
On September 17, 2013, the Company obtained control of the consolidated joint venture in Camelback Colonnade (See “Acquisitions and Dispositions” in Recent Developments). In connection with the Camelback Colonnade Restructuring, the Company assumed the loan on the property with a fair value of $49.5 million that bears interest at an effective rate of 2.16% and matures on October 12, 2015.
On October 24, 2013, the Company purchased the remaining 33.3% interest in Superstition Springs Center that it did not own (See “Acquisitions and Dispositions” in Recent Developments). In connection with the acquisition, the Company assumed the loan on the property with a fair value of $68.4 million that bears interest at an effective rate of 2.00% and matures on October 28, 2016.
On November 8, 2013, the Company placed a new $268.0 million loan on FlatIron Crossing that bears interest at an effective rate of 3.90% and matures on January 5, 2021.
Redevelopment and Development Activity:
In August 2011, the Company entered into a joint venture agreement with a subsidiary of AWE/Talisman for the development of Fashion Outlets of Chicago in the Village of Rosemont, Illinois. The Company owns 60% of the joint venture and AWE/Talisman owns 40%. The Company accounts for Fashion Outlets of Chicago as a consolidated joint venture. The Center is a fully enclosed two level, 528,000 square foot outlet center. The site is located within a mile of O'Hare International Airport. The project broke ground in November 2011 and opened on August 1, 2013. The total estimated project cost is approximately $211.0 million. As of December 31, 2013, the consolidated joint venture had incurred $181.7 million of development costs. On March 2, 2012, the consolidated joint venture obtained a construction loan on the property that allows for borrowings of up to $140.0 million, bears interest at LIBOR plus 2.50% and matures on March 5, 2017. As of December 31, 2013, the consolidated joint venture had borrowed $91.4 million under the loan.
The Company's joint venture in Tysons Corner Center, a 2,130,000 square foot regional shopping center in McLean, Virginia, is currently expanding the property to include a 500,000 square foot office tower, a 430 unit residential tower and a 300 room Hyatt Regency hotel. The joint venture started the expansion project in October 2011 and expects the office tower to be completed in 2014 and the balance of the project to be completed in early 2015. The total cost of the project is estimated at $524.0 million, of which $262.0 million is estimated to be the Company's pro rata share. The Company has funded $125.2 million of the total of $250.5 million incurred by the joint venture as of December 31, 2013.
In November 2013, the Company started construction on the 175,000 square foot expansion of Fashion Outlets of Niagara Falls USA, a 525,000 square foot outlet center in Niagara Falls, New York. The Company expects to complete the project in late 2014. The total estimated project cost is $75.0 million. As of December 31, 2013, the Company had incurred $17.1 million of development costs.
Other Transactions and Events:
On September 30, 2013, the Company conveyed Fiesta Mall, a 933,000 square foot regional shopping center in Mesa, Arizona, to the mortgage note lender by a deed-in-lieu of foreclosure. The mortgage loan was non-recourse. As a result of the conveyance, the Company recognized a gain on the extinguishment of debt of $1.3 million.
The Shopping Center Industry
General:
There are several types of retail shopping centers, which are differentiated primarily based on size and marketing strategy. Regional shopping centers generally contain in excess of 400,000 square feet of GLA and are typically anchored by two or more department or large retail stores ("Anchors") and are referred to as "Regional Shopping Centers" or "Malls." Regional Shopping Centers also typically contain numerous diversified retail stores ("Mall Stores"), most of which are national or regional retailers typically located along corridors connecting the Anchors. "Strip centers," "urban villages" or "specialty centers" ("Community/Power Shopping Centers") are retail shopping centers that are designed to attract local or neighborhood customers and are typically anchored by one or more supermarkets, discount department stores and/or drug stores. Community/Power Shopping Centers typically contain 100,000 to 400,000 square feet of GLA. Outlet Centers generally contain a wide variety of designer and manufacturer stores, often located in an open-air center, and typically range in size from 200,000 to 850,000 square feet of GLA ("Outlet Centers"). In addition, freestanding retail stores are located along the perimeter of the shopping centers ("Freestanding Stores"). Mall Stores and Freestanding Stores over 10,000 square feet are also referred to as "Big Box." Anchors, Mall Stores, Freestanding Stores and other tenants typically contribute funds for the maintenance of the common areas, property taxes, insurance, advertising and other expenditures related to the operation of the shopping center.
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
Acquisitions.    The Company principally focuses on well-located, quality Regional Shopping Centers that can be dominant in their trade area and have strong revenue enhancement potential. In addition, the Company pursues other opportunistic acquisitions of property that include retail and will complement the Company's portfolio such as Outlet Centers. The Company subsequently seeks to improve operating performance and returns from these properties through leasing, management and redevelopment. Since its initial public offering, the Company has acquired interests in shopping centers nationwide. The Company believes that it is geographically well positioned to cultivate and maintain ongoing relationships with potential sellers and financial institutions and to act quickly when acquisition opportunities arise (See "Acquisitions and Dispositions" in Recent Developments).
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
On a selective basis, the Company provides property management and leasing services for third parties. The Company currently manages three regional shopping centers and three community centers for third party owners on a fee basis.
Redevelopment.    One of the major components of the Company's growth strategy is its ability to redevelop acquired properties. For this reason, the Company has built a staff of redevelopment professionals who have primary responsibility for identifying redevelopment opportunities that they believe will result in enhanced long-term financial returns and market position for the Centers. The redevelopment professionals oversee the design and construction of the projects in addition to obtaining required governmental approvals (See "Redevelopment and Development Activity" in Recent Developments).

Development.    The Company pursues ground-up development projects on a selective basis. The Company has supplemented its strong acquisition, operations and redevelopment skills with its ground-up development expertise to further increase growth opportunities (See "Redevelopment and Development Activity" in Recent Developments).
The Centers:
As of December 31, 2013, the Centers, excluding the 2014 Disposition Center, consisted of 54 Regional Shopping Centers and nine Community/Power Shopping Centers totaling approximately 56 million square feet of GLA. The 54 Regional Shopping Centers in the Company's portfolio average approximately 945,000 square feet of GLA and range in size from 2.1 million square feet of GLA at Tysons Corner Center to 243,000 square feet of GLA at Tucson La Encantada. The Company's nine Community/Power Shopping Centers have an average of approximately 429,000 square feet of GLA. As of December 31, 2013, excluding the 2014 Disposition Center, the Centers included 210 Anchors totaling approximately 29.2 million square feet of GLA and approximately 6,200 Mall Stores and Freestanding Stores totaling approximately 27.3 million square feet of GLA.
Competition:
There are numerous owners and developers of real estate that compete with the Company in its trade areas. There are eight other publicly traded mall companies, a number of publicly traded shopping center companies and several large private mall companies in the United States, any of which under certain circumstances could compete against the Company for an acquisition of an Anchor or a tenant. In addition, other REITs, private real estate companies or investors, and financial buyers compete with the Company in terms of acquisitions. This results in competition for both the acquisition of properties or centers and for tenants or Anchors to occupy space. Competition for property acquisitions may result in increased purchase prices and may adversely affect the Company's ability to make suitable property acquisitions on favorable terms. The existence of competing shopping centers could have a material adverse impact on the Company's ability to lease space and on the level of rents that can be achieved. There is also increasing competition from other retail formats and technologies, such as lifestyle centers, power centers, outlet centers, Internet shopping, home shopping networks, catalogs, telemarketing and discount shopping clubs that could adversely affect the Company's revenues.
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
Major Tenants:
The Centers derived approximately 74% of their total rents for the year ended December 31, 2013 from Mall Stores and Freestanding Stores under 10,000 square feet. Big Box and Anchor tenants accounted for 26% of total rents for the year ended December 31, 2013.
The following retailers (including their subsidiaries) represent the 10 largest rent payers in the Centers, excluding the 2014 Disposition Center, based upon total rents in place as of December 31, 2013:

Tenant	Primary DBAs	Number of Locations in the Portfolio	% of Total Rents(1)
L Brands, Inc.	Victoria's Secret, Bath and Body Works, PINK	100	2.6%
Forever 21, Inc.	Forever 21, XXI Forever, For Love 21	39	2.4%
Gap, Inc., The	Athleta, Banana Republic, The Gap, Gap Kids, Old Navy and others	64	2.3%
Foot Locker, Inc.	Champs Sports, Foot Locker, Kids Foot Locker, Lady Foot Locker, Nike Yardline, Foot Action USA, House of Hoops	100	1.8%
Dick's Sporting Goods, Inc.	Dick's Sporting Goods	12	1.3%
Sears Holdings Corporation	Sears	31	1.3%
Abercrombie & Fitch Co.	Abercrombie & Fitch, Hollister and others	48	1.2%
Luxottica Group S.P.A.	Ilori, LensCrafters, Oakley, Optical Shop of Aspen, Sunglass Hut and others	105	1.2%
Best Buy Co., Inc.	Best Buy, Best Buy Mobile	26	1.1%
Nordstrom, Inc.	Nordstrom, Last Chance, Nordstrom Rack, Nordstrom Spa, Nordstrom Espresso Bar	16	1.1%
_________________________
    (1) Total rents include minimum rents and percentage rents.
Mall Stores and Freestanding Stores:
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
Tenant space of 10,000 square feet and under in the Company's portfolio at December 31, 2013 comprises approximately 65% of all Mall Store and Freestanding Store space. The Company uses tenant spaces of 10,000 square feet and under for comparing rental rate activity because this space is more consistent in terms of shape and configuration and, as such, the Company is able to provide a meaningful comparison of rental rate activity for this space. Mall Store and Freestanding Store space greater than 10,000 square feet is inconsistent in size and configuration throughout the Company's portfolio and as a result does not lend itself to a meaningful comparison of rental rate activity with the Company's other space. Most of the non-Anchor space over 10,000 square feet is not physically connected to the mall, does not share the same common area amenities and does not benefit from the foot traffic in the mall. As a result, space greater than 10,000 square feet has a unique rent structure that is inconsistent with mall space under 10,000 square feet.

The following tables set forth the average base rent per square foot for the Centers, as of December 31 for each of the past five years:
Mall Stores and Freestanding Stores under 10,000 square feet:

For the Years Ended December 31,	Avg. Base Rent Per Sq. Ft.(1)(2)	Avg. Base Rent Per Sq. Ft. on Leases Executed During the Year(2)(3)	Avg. Base Rent Per Sq. Ft. on Leases Expiring During the Year(2)(4)
Consolidated Centers:
2013	$44.51	$45.06	$40.00
2012	$40.98	$44.01	$38.00
2011	$38.80	$38.35	$35.84
2010	$37.93	$34.99	$37.02
2009	$37.77	$38.15	$34.10
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2013	$62.47	$63.44	$48.43
2012	$55.64	$55.72	$48.74
2011	$53.72	$50.00	$38.98
2010	$46.16	$48.90	$38.39
2009	$45.56	$43.52	$37.56
Big Box and Anchors:

For the Years Ended December 31,	Avg. Base Rent Per Sq. Ft.(1)(2)	Avg. Base Rent Per Sq. Ft. on Leases Executed During the Year(2)(3)	Number of Leases Executed During the Year	Avg. Base Rent Per Sq. Ft. on Leases Expiring During the Year(2)(4)	Number of Leases Expiring During the Year
Consolidated Centers:
2013	$10.94	$14.61	29	$14.08	21
2012	$9.34	$15.54	21	$8.85	22
2011	$8.42	$10.87	21	$6.71	14
2010	$8.64	$13.79	31	$10.64	10
2009	$9.66	$10.13	19	$20.84	5
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2013	$13.36	$37.45	22	$24.58	10
2012	$12.52	$23.25	21	$8.88	10
2011	$12.50	$21.43	15	$14.19	7
2010	$11.90	$24.94	20	$15.63	26
2009	$11.60	$31.73	16	$19.98	16
_____________________

(1)
Average base rent per square foot is based on spaces occupied as of December 31 for each of the Centers and gives effect to the terms of each lease in effect, as of such date, including any concessions, abatements and other adjustments or allowances that have been granted to the tenants. The 2014 Disposition Center is excluded as of December 31, 2013.

(2)
Centers under development and redevelopment are excluded from average base rents. The leases for Paradise Valley Mall were excluded for the year ended December 31, 2013. The leases for The Shops at Atlas Park and Southridge Center were excluded for the years ended December 31, 2012 and 2011. The leases for Santa Monica Place were excluded for the years ended December 31, 2010 and 2009. The leases for The Market at Estrella Falls were excluded for the year ended December 31, 2009. The leases for Valley View Center were excluded for the years ended December 31, 2011 and 2010.

(3)	The average base rent per square foot on leases executed during the year represents the actual rent paid on a per square foot basis during the first twelve months of the lease.

(4)	The average base rent per square foot on leases expiring during the year represents the actual rent to be paid on a per square foot basis during the final twelve months of the lease.
Cost of Occupancy:
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

	For the Years Ended December 31,
	2013(1)	2012	2011	2010	2009
Consolidated Centers:
Minimum rents	8.4%	8.1%	8.2%	8.6%	9.1%
Percentage rents	0.4%	0.4%	0.5%	0.4%	0.4%
Expense recoveries(2)	4.5%	4.2%	4.1%	4.4%	4.7%
	13.3%	12.7%	12.8%	13.4%	14.2%
Unconsolidated Joint Venture Centers:
Minimum rents	8.8%	8.9%	9.1%	9.1%	9.4%
Percentage rents	0.4%	0.4%	0.4%	0.4%	0.4%
Expense recoveries(2)	4.0%	3.9%	3.9%	4.0%	4.3%
	13.2%	13.2%	13.4%	13.5%	14.1%
_____________________________

(1)	The 2014 Disposition Center is excluded for the year ended December 31, 2013.

(2)	Represents real estate tax and common area maintenance charges.

Lease Expirations:
The following tables show scheduled lease expirations for Centers owned as of December 31, 2013, excluding the 2014 Disposition Center, for the next ten years, assuming that none of the tenants exercise renewal options:
Mall Stores and Freestanding Stores under 10,000 square feet:

Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Leases Expiring(1)	% of Total Leased GLA Represented by Expiring Leases(1)	Ending Base Rent per Square Foot of Expiring Leases(1)	% of Base Rent Represented by Expiring Leases(1)
Consolidated Centers:
2014	456	892,318	12.56%	$43.34	11.86%
2015	384	852,883	12.00%	$41.37	10.82%
2016	378	838,069	11.79%	$42.23	10.86%
2017	378	905,778	12.74%	$46.47	12.91%
2018	354	813,975	11.45%	$46.67	11.65%
2019	270	661,291	9.30%	$49.64	10.07%
2020	187	422,984	5.95%	$54.27	7.04%
2021	205	505,431	7.11%	$47.04	7.29%
2022	169	402,224	5.66%	$47.35	5.84%
2023	186	394,415	5.55%	$49.34	5.97%
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2014	213	207,826	11.33%	$65.42	11.63%
2015	196	219,571	11.97%	$67.28	12.64%
2016	181	202,350	11.03%	$62.68	10.85%
2017	139	182,321	9.94%	$59.91	9.35%
2018	155	181,013	9.87%	$64.95	10.06%
2019	113	122,533	6.68%	$72.94	7.65%
2020	113	145,147	7.91%	$67.72	8.41%
2021	124	169,923	9.27%	$58.53	8.51%
2022	95	113,481	6.19%	$62.79	6.10%
2023	94	155,813	8.50%	$55.11	7.35%

Big Boxes and Anchors:

Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Leases Expiring(1)	% of Total Leased GLA Represented by Expiring Leases(1)	Ending Base Rent per Square Foot of Expiring Leases(1)	% of Base Rent Represented by Expiring Leases(1)
Consolidated Centers:
2014	16	391,545	2.89%	$15.99	4.01%
2015	24	697,592	5.15%	$8.85	3.96%
2016	33	1,974,548	14.59%	$5.77	7.30%
2017	38	1,581,327	11.68%	$7.96	8.07%
2018	27	682,017	5.04%	$10.94	4.78%
2019	30	1,028,006	7.59%	$11.34	7.47%
2020	24	705,029	5.21%	$12.23	5.53%
2021	27	1,026,974	7.59%	$13.91	9.16%
2022	23	883,959	6.53%	$16.03	9.08%
2023	23	958,164	7.08%	$13.61	8.36%
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2014	8	99,868	2.79%	$17.82	3.39%
2015	19	406,686	11.38%	$11.38	8.81%
2016	13	288,867	8.08%	$10.71	5.89%
2017	10	181,289	5.07%	$15.25	5.26%
2018	15	303,412	8.49%	$7.26	4.19%
2019	12	215,173	6.02%	$21.14	8.66%
2020	17	720,013	20.15%	$12.31	16.87%
2021	9	129,716	3.63%	$21.36	5.27%
2022	8	123,024	3.44%	$24.53	5.74%
2023	11	120,608	3.37%	$41.70	9.57%
_______________________________________________________________________________

(1)
The ending base rent per square foot on leases expiring during the period represents the final year minimum rent, on a cash basis, for tenant leases expiring during the year. Currently, 68% of leases have provisions for future consumer price index increases that are not reflected in ending base rent. The leases for Paradise Valley Mall were excluded as this property is under redevelopment.

Anchors:
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
Anchors accounted for approximately 6.8% of the Company's total rents for the year ended December 31, 2013.

The following table identifies each Anchor, each parent company that owns multiple Anchors and the number of square feet owned or leased by each such Anchor or parent company in the Company's portfolio, excluding the 2014 Disposition Center, at December 31, 2013.

Name	Number of Anchor Stores	GLA Owned by Anchor	GLA Leased by Anchor	Total GLA Occupied by Anchor
Macy's Inc.
Macy's	45	5,041,000	2,683,000	7,724,000
Bloomingdale's	2	—	355,000	355,000
	47	5,041,000	3,038,000	8,079,000
Sears	31	2,754,000	1,598,000	4,352,000
JCPenney	30	1,744,000	2,360,000	4,104,000
Dillard's	16	2,488,000	257,000	2,745,000
Nordstrom	13	720,000	1,477,000	2,197,000
Target	9	728,000	453,000	1,181,000
Forever 21	8	155,000	658,000	813,000
The Bon-Ton Stores, Inc.
Younkers	3	—	317,000	317,000
Bon-Ton, The	1	—	71,000	71,000
Herberger's	1	188,000	—	188,000
	5	188,000	388,000	576,000
Kohl's	5	89,000	356,000	445,000
Hudson Bay Company
Lord & Taylor	3	121,000	199,000	320,000
Saks Fifth Avenue	1	—	92,000	92,000
	4	121,000	291,000	412,000
Home Depot	3	—	395,000	395,000
Wal-Mart	2	165,000	173,000	338,000
Costco	2	—	321,000	321,000
Dick's Sporting Goods	3	—	257,000	257,000
Belk	3	—	201,000	201,000
Neiman Marcus	2	—	188,000	188,000
Von Maur	2	187,000	—	187,000
Burlington Coat Factory	2	187,000	—	187,000
La Curacao	1	—	165,000	165,000
Boscov's	1	—	161,000	161,000
BJ's Wholesale Club	1	—	123,000	123,000
Lowe's	1	—	114,000	114,000
Mercado de los Cielos	1	—	78,000	78,000
L.L. Bean	1	—	76,000	76,000
Best Buy	1	66,000	—	66,000
Des Moines Area Community College	1	64,000	—	64,000
Barneys New York	1	—	60,000	60,000
Sports Authority	1	—	52,000	52,000
Bealls	1	—	40,000	40,000
Vacant Anchors(1)	6	—	706,000	706,000
	204	14,697,000	13,986,000	28,683,000
Anchors at Centers not owned by the Company(2):
Forever 21	4	—	316,000	316,000
Burlington Coat Factory	1	—	85,000	85,000
Kohl's	1	—	83,000	83,000
Total	210	14,697,000	14,470,000	29,167,000
_______________________________

(1)
The Company is currently seeking replacement tenants and/or contemplating redevelopment opportunities for these vacant sites. The Company continues to collect rent under terms of an agreement on one of these vacant locations.

(2)
The Company owns a portfolio of 14 stores located at shopping centers not owned by the Company. Of these 14 stores, four have been leased to Forever 21, one has been leased to Burlington Coat Factory, one has been leased to Kohl's and eight have been leased for non-Anchor usage.

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
Insurance
Each of the Centers has comprehensive liability, fire, extended coverage and rental loss insurance with insured limits customarily carried for similar properties. The Company does not insure certain types of losses (such as losses from wars) because they are either uninsurable or not economically insurable. In addition, while the Company or the relevant joint venture, as applicable, carries specific earthquake insurance on the Centers located in California, the policies are subject to a deductible equal to 5% of the total insured value of each Center, a $100,000 per occurrence minimum and a combined annual aggregate loss limit of $150 million on these Centers. The Company or the relevant joint venture, as applicable, carries specific earthquake insurance on the Centers located in the Pacific Northwest and in the New Madrid seismic zone. However, the policies are subject to a deductible equal to 2% of the total insured value of each Center, a $50,000 per occurrence minimum and a combined annual aggregate loss limit of $200 million on these Centers. While the Company or the relevant joint venture also carries terrorism insurance on the Centers, the policies are subject to a $50,000 deductible and a combined annual aggregate loss limit of $800 million. Each Center has environmental insurance covering eligible third-party losses, remediation and non-owned disposal sites, subject to a $100,000 deductible and a $50 million three-year aggregate loss limit. Some environmental losses are not covered by this insurance because they are uninsurable or not economically insurable. Furthermore, the Company carries title insurance on substantially all of the Centers for generally less than their full value. The Terrorism Risk Insurance Act (or TRIA), which creates a federally-funded backstop for terrorism-related insurance claims, is set to expire on December 31, 2014. Although it is expected that TRIA will be extended by Congress, if TRIA expires, then the number of insurers offering terrorism insurance will likely decrease and/or the cost to purchase terrorism insurance will increase.

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
Employees
As of December 31, 2013, the Company had approximately 1,143 employees, of which approximately 980 were full-time. The Company believes that relations with its employees are good.
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
Compensation Committee Charter
Executive Committee Charter
Nominating and Corporate Governance Committee Charter
You may also request copies of any of these documents by writing to:
Attention: Corporate Secretary
The Macerich Company
401 Wilshire Blvd., Suite 700
Santa Monica, CA 90401

ITEM 1A.    RISK FACTORS
          The following factors could cause our actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by our management from time to time. This list should not be considered to be a complete statement of all potential risks or uncertainties as it does not describe additional risks of which we are not presently aware or that we do not currently consider material. We may update our risk factors from time to time in our future periodic reports. Any of these factors may have a material adverse effect on our business, financial condition, operating results and cash flows. For purposes of this “Risk Factor” section, Centers wholly owned by us are referred to as “Wholly Owned Centers” and Centers that are partly but not wholly owned by us are referred to as “Joint Venture Centers.”
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

•
the regional and local economy (which may be negatively impacted by rising unemployment, declining real estate values, increased foreclosures, higher taxes, plant closings, industry slowdowns, union activity, adverse weather conditions, natural disasters and other factors);

•
local real estate conditions (such as an oversupply of, or a reduction in demand for, retail space or retail goods, decreases in rental rates, declining real estate values and the availability and creditworthiness of current and prospective tenants);

•	decreased levels of consumer spending, consumer confidence, and seasonal spending (especially during the holiday season when many retailers generate a disproportionate amount of their annual sales);

•	negative perceptions by retailers or shoppers of the safety, convenience and attractiveness of a Center;

•	acts of violence, including terrorist activities; and

•	increased costs of maintenance, insurance and operations (including real estate taxes).
Income from shopping center properties and shopping center values are also affected by applicable laws and regulations, including tax, environmental, safety and zoning laws.
A significant percentage of our Centers are geographically concentrated and, as a result, are sensitive to local economic and real estate conditions.
A significant percentage of our Centers are located in California and Arizona, and ten Centers in the aggregate are located in New York, New Jersey and Connecticut. To the extent that weak economic or real estate conditions or other factors affect California, Arizona, New York, New Jersey or Connecticut (or their respective regions) more severely than other areas of the country, our financial performance could be negatively impacted.
We are in a competitive business.
There are numerous owners and developers of real estate that compete with us in our trade areas. There are eight other publicly traded mall companies, a number of publicly traded shopping center companies and several large private mall companies in the United States, any of which under certain circumstances could compete against us for an acquisition of an Anchor or a tenant. In addition, other REITs, private real estate companies or investors, and financial buyers compete with us in terms of acquisitions. This results in competition both for the acquisition of properties or centers and for tenants or Anchors to occupy space. Competition for property acquisitions may result in increased purchase prices and may adversely affect our ability to make suitable property acquisitions on favorable terms. The existence of competing shopping centers could have a material adverse impact on our ability to lease space and on the level of rents that can be achieved. There is also increasing competition from other retail formats and technologies, such as lifestyle centers, power centers, outlet centers, Internet shopping, home shopping networks, catalogs, telemarketing and discount shopping clubs that could adversely affect our revenues.
We may be unable to renew leases, lease vacant space or re-let space as leases expire on favorable terms or at all, which could adversely affect our financial condition and results of operations.
There are no assurances that our leases will be renewed or that vacant space in our Centers will be re-let at net effective rental rates equal to or above the current average net effective rental rates or that substantial rent abatements, tenant improvements, early termination rights or below‑market renewal options will not be offered to attract new tenants or retain existing tenants. If the rental rates at our Centers decrease, if our existing tenants do not renew their leases or if we do not re-let a significant portion of our available space and space for which leases will expire, our financial condition and results of operations could be adversely affected.
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
In addition, Anchors and/or tenants at one or more Centers might terminate their leases as a result of mergers, acquisitions, consolidations or dispositions in the retail industry. The sale of an Anchor or store to a less desirable retailer may reduce occupancy levels, customer traffic and rental income. Depending on economic conditions, there is also a risk that Anchors or other significant tenants may sell stores operating in our Centers or consolidate duplicate or geographically overlapping store locations. Store closures by an Anchor and/or a significant number of tenants may allow other Anchors and/or certain other tenants to terminate their leases, receive reduced rent and/or cease operating their stores at the Center or otherwise adversely affect occupancy at the Center.
Our real estate acquisition, development and redevelopment strategies may not be successful.
Our historical growth in revenues, net income and funds from operations has been in part tied to the acquisition, development and redevelopment of shopping centers. Many factors, including the availability and cost of capital, our total amount of debt outstanding, our ability to obtain financing on attractive terms, if at all, interest rates and the availability of attractive acquisition targets, among others, will affect our ability to acquire, develop and redevelop additional properties in the future. We may not be successful in pursuing acquisition opportunities, and newly acquired properties may not perform as well as expected. Expenses arising from our efforts to complete acquisitions, develop and redevelop properties or increase our market penetration may have a material adverse effect on our business, financial condition and results of operations. We face competition for acquisitions primarily from other REITs, as well as from private real estate companies and financial buyers. Some of our competitors have greater financial and other resources. Increased competition for shopping center acquisitions may result in increased purchase prices and may impact adversely our ability to acquire additional properties on favorable terms. We cannot guarantee that we will be able to implement our growth strategy successfully or manage our expanded operations effectively and profitably.
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
Persons or entities that arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of hazardous or toxic substances at the disposal or treatment facility, whether or not that facility is owned or operated by the person or entity arranging for the disposal or treatment of hazardous or toxic substances. Laws exist that impose liability for release of asbestos containing materials (“ACMs”) into the air, and third parties may seek recovery from owners or operators of real property for personal injury associated with exposure to ACMs. In connection with our ownership, operation, management, development and redevelopment of the Centers, or any other centers or properties we acquire in the future, we may be potentially liable under these laws and may incur costs in responding to these liabilities.
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
Each of our Centers has comprehensive liability, fire, extended coverage and rental loss insurance with insured limits customarily carried for similar properties. We do not insure certain types of losses (such as losses from wars), because they are either uninsurable or not economically insurable. In addition, while we or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in California, the policies are subject to a deductible equal to 5% of the total insured value of each Center, a $100,000 per occurrence minimum and a combined annual aggregate loss limit of $150 million on these Centers. We or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in the Pacific Northwest and in the New Madrid Seismic Zone. However, the policies are subject to a deductible equal to 2% of the total insured value of each Center, a $50,000 per occurrence minimum and a combined annual aggregate loss limit of $200 million on these Centers. While we or the relevant joint venture also carry terrorism insurance on the Centers, the policies are subject to a $50,000 deductible and a combined annual aggregate loss limit of $800 million. Each Center has environmental insurance covering eligible third‑party losses, remediation and non-owned disposal sites, subject to a $100,000 deductible and a $50 million three-year aggregate loss limit. Some environmental losses are not covered by this insurance because they are uninsurable or not economically insurable. Furthermore, we carry title insurance on substantially all of the Centers for generally less than their full value. The Terrorism Risk Insurance Act (or TRIA), which creates a federally-funded backstop for terrorism-related insurance claims, is set to expire on December 31, 2014. Although it is expected that TRIA will be extended by Congress, if TRIA expires, then the number of insurers offering terrorism insurance will likely decrease and/or the cost to purchase terrorism insurance will increase.
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
Inflation also poses a risk to us due to the possibility of future increases in interest rates. Such increases would adversely impact us due to our outstanding floating-rate debt as well as result in higher interest rates on new fixed-rate debt. In certain cases, we may limit our exposure to interest rate fluctuations related to a portion of our floating-rate debt by the use of interest rate cap and swap agreements. Such agreements, subject to current market conditions, allow us to replace floating-rate debt with fixed-rate debt in order to achieve our desired ratio of floating-rate to fixed-rate debt. However, in an increasing interest rate environment the fixed rates we can obtain with such replacement fixed-rate cap and swap agreements or the fixed-rate on new debt will also continue to increase.
We have substantial debt that could affect our future operations.
Our total outstanding loan indebtedness at December 31, 2013 was $6.0 billion (consisting of $4.6 billion of consolidated debt, less $0.3 billion attributable to noncontrolling interests, plus $1.7 billion of our pro rata share of unconsolidated joint venture debt). Approximately $119.0 million of such indebtedness (at our pro rata share) matures in 2014. As a result of this substantial indebtedness, we are required to use a material portion of our cash flow to service principal and interest on our debt, which limits the amount of cash available for other business opportunities. We are also subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet required debt service and that rising interest rates could adversely affect our debt service costs. In addition, our use of interest rate hedging arrangements may expose us to additional risks, including that the counterparty to the arrangement may fail to honor its obligations and that termination of these arrangements typically involves costs such as transaction fees or breakage costs. Furthermore, most of our Centers are mortgaged to secure payment of indebtedness, and if income from the Center is insufficient to pay that indebtedness, the Center could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value. Certain Centers also have debt that could become recourse debt to us if the Center is unable to discharge such debt obligation and, in certain circumstances, we may incur liability with respect to such debt greater than our legal ownership.
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
We depend primarily on external financings, principally debt financings and, in more limited circumstances, equity financings, to fund the growth of our business and to ensure that we can meet ongoing maturities of our outstanding debt. Our access to financing depends on the willingness of banks, lenders and other institutions to lend to us based on their underwriting criteria which can fluctuate with market conditions and on conditions in the capital markets in general. In addition, levels of market disruption and volatility could materially adversely impact our ability to access the capital markets for equity financings. There are no assurances that we will continue to be able to obtain the financing we need for future growth or to meet our debt service as obligations mature, or that the financing will be available to us on acceptable terms, or at all. Any debt refinancing could also impose more restrictive terms.
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
We own partial interests in property partnerships that own 24 Joint Venture Centers as well as several development sites. We may acquire partial interests in additional properties through joint venture arrangements. Investments in Joint Venture Centers involve risks different from those of investments in Wholly Owned Centers.
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
In addition, we may lose our management and other rights relating to the Joint Venture Centers if:

•	we fail to contribute our share of additional capital needed by the property partnerships; or

•	we default under a partnership agreement for a property partnership or other agreements relating to the property partnerships or the Joint Venture Centers.
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
The Ownership Limit. In order for us to maintain our qualification as a REIT, not more than 50% in value of our outstanding stock (after taking into account options to acquire stock) may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include some entities that would not ordinarily be considered “individuals”) during the last half of a taxable year. Our Charter restricts ownership of more than 5% (the “Ownership Limit”) of the lesser of the number or value of our outstanding shares of stock by any single stockholder or a group of stockholders (with limited exceptions for some holders of limited partnership interests in the Operating Partnership, and their respective families and affiliated entities, including all three principals who serve as one of our executive officers and directors). In addition to enhancing preservation of our status as a REIT, the Ownership Limit may:

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
Selected Provisions of our Charter, Bylaws and Maryland Law. Some of the provisions of our Charter, bylaws and Maryland law may have the effect of delaying, deferring or preventing a third party from making an acquisition proposal for us and may inhibit a change in control that some, or a majority, of our stockholders might believe to be in their best interest or that could give our stockholders the opportunity to realize a premium over the then-prevailing market prices for our shares. These provisions include the following:

•	advance notice requirements for stockholder nominations of directors and stockholder proposals to be considered at stockholder meetings;

•	the obligation of the directors to consider a variety of factors (in addition to maximizing stockholder value) with respect to a proposed business combination or other change of control transaction;

•	the authority of the directors to classify or reclassify unissued shares and issue one or more series of common stock or preferred stock;

•	the authority to create and issue rights entitling the holders thereof to purchase shares of stock or other securities or property from us; and

•	limitations on the amendment of our Charter and bylaws, the change in control of us, and the liability of our directors and officers.
In addition, the Maryland General Corporation Law prohibits business combinations between a Maryland corporation and an interested stockholder (which includes any person who beneficially holds 10% or more of the voting power of the corporation's outstanding voting stock or any affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the corporation's outstanding stock at any time within the two year period prior to the date in question) or its affiliates for five years following the most recent date on which the interested stockholder became an interested stockholder and, after the five-year period, requires the recommendation of the board of directors and two supermajority stockholder votes to approve a business combination unless the stockholders receive a minimum price determined by the statute. As permitted by Maryland law, our Charter exempts from these provisions any business combination between us and the principals and their respective affiliates and related persons. Maryland law also allows the board of directors to exempt particular business combinations before the interested stockholder becomes an interested stockholder. Furthermore, a person is not an interested stockholder if the transaction by which he or she would otherwise have become an interested stockholder is approved in advance by the board of directors.

The Maryland General Corporation Law also provides that the acquirer of certain levels of voting power in electing directors of a Maryland corporation (one-tenth or more but less than one-third, one-third or more but less than a majority and a majority or more) is not entitled to vote the shares in excess of the applicable threshold, unless voting rights for the shares are approved by holders of two-thirds of the disinterested shares or unless the acquisition of the shares has been specifically or generally approved or exempted from the statute by a provision in our Charter or bylaws adopted before the acquisition of the shares. Our Charter exempts from these provisions voting rights of shares owned or acquired by the principals and their respective affiliates and related persons. Our bylaws also contain a provision exempting from this statute any acquisition by any person of shares of our common stock. There can be no assurance that this bylaw will not be amended or eliminated in the future. The Maryland General Corporation Law and our Charter also contain supermajority voting requirements with respect to our ability to amend our Charter, merge, or sell all or substantially all of our assets. Furthermore, the Maryland General Corporation Law permits our board of directors, without stockholder approval and regardless of what is currently provided in our Charter or bylaws, to implement certain takeover defenses.
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
If we were to fail to qualify as a REIT, we would have reduced funds available for distributions to our stockholders.
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
In addition, if we were to lose our REIT status, we would be prohibited from qualifying as a REIT for the four taxable years following the year during which the qualification was lost, absent relief under statutory provisions. As a result, net income and the funds available for distributions to our stockholders would be reduced for at least five years and the fair market value of our shares could be materially adversely affected. Furthermore, the Internal Revenue Service could challenge our REIT status for past periods. Such a challenge, if successful, could result in us owing a material amount of tax for prior periods. It is possible that future economic, market, legal, tax or other considerations might cause our board of directors to revoke our REIT election.
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
In addition, the REIT provisions of the Internal Revenue Code impose a 100% tax on income from “prohibited transactions.” Prohibited transactions generally include sales of assets that constitute inventory or other property held for sale in the ordinary course of business, other than foreclosure property. This 100% tax could impact our desire to sell assets and other investments at otherwise opportune times if we believe such sales could be considered prohibited transactions.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
The following table sets forth certain information regarding the Centers and other locations that are wholly owned or partly owned by the Company as of December 31, 2013, excluding the 2014 Disposition Center.

Count	Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors (3)	Company Owned Anchors (3)	Sales PSF (4)
	CONSOLIDATED CENTERS:
1	100%	Arrowhead Towne Center	1993/2002	2004	1,198,000	390,000	96.8%	Dillard's, JCPenney, Macy's, Sears	Dick's Sporting Goods, Forever 21	$649
		Glendale, Arizona
2	100%	Capitola Mall(5)	1977/1995	1988	586,000	196,000	85.3%	Macy's, Sears, Target	Kohl's	$326
		Capitola, California
3	50.1%	Chandler Fashion Center	2001/2002	-	1,321,000	636,000	97.5%	Dillard's, Macy's, Nordstrom, Sears		$567
		Chandler, Arizona
4	100%	Danbury Fair Mall	1986/2005	2010	1,272,000	583,000	96.6%	JCPenney, Macy's, Sears	Forever 21, Lord & Taylor	$636
		Danbury, Connecticut
5	100%	Deptford Mall	1975/2006	1990	1,040,000	344,000	96.7%	JCPenney, Macy's, Sears	Boscov's	$505
		Deptford, New Jersey
6	100%	Desert Sky Mall	1981/2002	2007	891,000	280,000	89.2%	Burlington Coat Factory, Dillard's, Sears	La Curacao, Mercado de los Cielos	$270
		Phoenix, Arizona
7	100%	Eastland Mall(5)	1978/1998	1996	1,043,000	554,000	98.8%	Dillard's, Macy's	JCPenney	$395
		Evansville, Indiana
8	60%	Fashion Outlets of Chicago	2013/—	-	528,000	528,000	95.4%	-	-	(6)
		Rosemont, Illinois
9	100%	Fashion Outlets of Niagara Falls USA	1982/2011	2009	525,000	525,000	94.6%	-	-	$532
		Niagara Falls, New York
10	100%	Flagstaff Mall	1979/2002	2007	347,000	143,000	78.8%	Dillard's, Sears	JCPenney	$310
		Flagstaff, Arizona
11	100%	FlatIron Crossing	2000/2002	2009	1,435,000	792,000	93.7%	Dillard's, Macy's, Nordstrom	Dick's Sporting Goods	$525
		Broomfield, Colorado
12	50.1%	Freehold Raceway Mall	1990/2005	2007	1,674,000	876,000	98.5%	JCPenney, Lord & Taylor, Macy's, Nordstrom, Sears	-	$619
		Freehold, New Jersey
13	100%	Fresno Fashion Fair	1970/1996	2006	967,000	406,000	96.8%	Macy's Women's & Home	Forever 21, JCPenney, Macy's Men's & Children's	$609
		Fresno, California
14	100%	Great Northern Mall(7)	1988/2005	-	895,000	565,000	95.5%	Macy's, Sears	-	$247
		Clay, New York
15	100%	Green Acres Mall(5)	1956/2013	2007	1,787,000	743,000	93.4%	-	BJ's Wholesale Club, JCPenney, Kohl's, Macy's, Macy's Men's/Furniture Gallery, Sears, Walmart	$541
		Valley Stream, New York
16	100%	Kings Plaza Shopping Center(5)	1971/2012	2002	1,195,000	466,000	95.9%	Macy's	Lowe's, Sears	$675
		Brooklyn, New York
17	100%	La Cumbre Plaza(5)	1967/2004	1989	494,000	177,000	86.4%	Macy's	Sears	$396
		Santa Barbara, California
18	100%	Lake Square Mall	1980/1998	1995	559,000	263,000	78.6%	Target	Belk, JCPenney, Sears	$251
		Leesburg, Florida
19	100%	Northgate Mall	1964/1986	2010	720,000	250,000	97.9%	-	Kohl's, Macy's, Sears	$396
		San Rafael, California

Count	Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors (3)	Company Owned Anchors (3)	Sales PSF (4)
20	100%	NorthPark Mall	1973/1998	2001	1,050,000	399,000	91.6%	Dillard's, JCPenney, Sears, Von Maur	Younkers	$313
		Davenport, Iowa
21	100%	Oaks, The	1978/2002	2009	1,142,000	585,000	97.2%	JCPenney, Macy's, Macy's Men's & Home	Nordstrom	$502
		Thousand Oaks, California
22	100%	Pacific View	1965/1996	2001	1,021,000	372,000	98.7%	JCPenney, Sears, Target	Macy's	$405
		Ventura, California
23	100%	Santa Monica Place	1980/1999	2010	475,000	252,000	90.5%	-	Bloomingdale's, Nordstrom	$734
		Santa Monica, California
24	84.9%	SanTan Village Regional Center	2007/—	2009	999,000	662,000	96.7%	Dillard's, Macy's	-	$495
		Gilbert, Arizona
25	100%	Somersville Towne Center	1966/1986	2004	348,000	175,000	73.2%	Sears	Macy's	$278
		Antioch, California
26	100%	SouthPark Mall	1974/1998	1990	904,000	435,000	79.4%	Dillard's, Von Maur	JCPenney, Younkers	$228
		Moline, Illinois
27	100%	South Plains Mall	1972/1998	1995	1,129,000	471,000	88.3%	Sears	Bealls, Dillard's (two), JCPenney	$468
		Lubbock, Texas
28	100%	South Towne Center	1987/1997	1997	1,276,000	500,000	88.9%	Dillard's	Forever 21, JCPenney, Macy's, Target	$352
		Sandy, Utah
29	100%	Superstition Springs Center(7)	1990/2002	2002	1,082,000	388,000	96.9%	Dillards, JCPenney, Macy's, Sears	-	$345
		Mesa, Arizona
30	100%	Towne Mall	1985/2005	1989	350,000	179,000	86.4%	-	Belk, JCPenney, Sears	$331
		Elizabethtown, Kentucky
31	100%	Tucson La Encantada	2002/2002	2005	243,000	243,000	92.2%	-	-	$694
		Tucson, Arizona
32	100%	Twenty Ninth Street(5)	1963/1979	2007	854,000	562,000	95.7%	Macy's	Home Depot	$613
		Boulder, Colorado
33	100%	Valley Mall	1978/1998	1992	504,000	231,000	95.4%	Target	Belk, JCPenney	$286
		Harrisonburg, Virginia
34	100%	Valley River Center(7)	1969/2006	2007	921,000	345,000	98.2%	Macy's	JCPenney, Sports Authority	$478
		Eugene, Oregon
35	100%	Victor Valley, Mall of	1986/2004	2012	579,000	306,000	97.0%	Macy's	JCPenney, Sears	$509
		Victorville, California
36	100%	Vintage Faire Mall	1977/1996	2008	1,126,000	426,000	99.3%	Forever 21, Macy's Women's & Children's, Sears	JCPenney, Macy's Men's & Home	$594
		Modesto, California
37	100%	Westside Pavilion	1985/1998	2007	755,000	397,000	94.7%	Macy's	Nordstrom	$348
		Los Angeles, California
38	100%	Wilton Mall	1990/2005	1998	735,000	500,000	90.7%	JCPenney	Bon-Ton, Sears	$296
		Saratoga Springs, New York
		Total Consolidated Centers			33,970,000	16,145,000	93.9%			$488
	UNCONSOLIDATED JOINT VENTURE CENTERS:
39	50%	Biltmore Fashion Park	1963/2003	2006	530,000	225,000	90.0%	-	Macy's, Saks Fifth Avenue	$927
		Phoenix, Arizona
40	50%	Broadway Plaza(5)	1951/1985	1994	776,000	214,000	87.1%	Macy's Women's, Children's & Home	Macy's Men's & Juniors, Neiman Marcus, Nordstrom	$726
		Walnut Creek, California
41	51%	Cascade Mall(8)	1989/1999	1998	592,000	267,000	91.5%	Target	JCPenney, Macy's, Macy's Men's, Children's & Home, Sears	$298
		Burlington, Washington

Count	Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors (3)	Company Owned Anchors (3)	Sales PSF (4)
42	50.1%	Corte Madera, Village at	1985/1998	2005	441,000	223,000	97.8%	Macy's, Nordstrom	-	$902
		Corte Madera, California
43	50%	Inland Center(5)(7)	1966/2004	2004	933,000	205,000	97.9%	Macy's, Sears	Forever 21	$417
		San Bernardino, California
44	50%	Kierland Commons	1999/2005	2003	434,000	434,000	97.2%	-	-	$637
		Scottsdale, Arizona
45	51%	Lakewood Center(8)	1953/1975	2008	2,066,000	1,001,000	97.5%	-	Costco, Forever 21, Home Depot, JCPenney, Macy's, Target	$430
		Lakewood, California
46	51%	Los Cerritos Center(7)(8)	1971/1999	2010	1,309,000	514,000	97.3%	Macy's, Nordstrom, Sears	Forever 21	$674
		Cerritos, California
47	50%	North Bridge, The Shops at(5)	1998/2008	-	675,000	415,000	97.3%	-	Nordstrom	$906
		Chicago, Illinois
48	51%	Queens Center(5)	1973/1995	2004	971,000	415,000	98.8%	JCPenney, Macy's	-	$1,038
		Queens, New York
49	50%	Scottsdale Fashion Square	1961/2002	2009	1,723,000	753,000	94.5%	Dillard's	Barneys New York, Macy's, Neiman Marcus, Nordstrom	$694
		Scottsdale, Arizona
50	51%	Stonewood Center(5)(8)	1953/1997	1991	935,000	361,000	96.1%	-	JCPenney, Kohl's, Macy's, Sears	$522
		Downey, California
51	50%	Tysons Corner Center(5)	1968/2005	2005	1,957,000	1,072,000	98.2%	-	Bloomingdale's, L.L. Bean, Lord & Taylor, Macy's, Nordstrom	$824
		McLean, Virginia
52	51%	Washington Square(8)	1974/1999	2005	1,443,000	508,000	92.2%	Macy's, Sears	Dick's Sporting Goods, JCPenney, Nordstrom	$1,090
		Portland, Oregon
53	19%	West Acres	1972/1986	2001	972,000	419,000	99.8%	Herberger's, Macy's	JCPenney, Sears	$527
		Fargo, North Dakota
		Total Unconsolidated Joint Ventures			15,757,000	7,026,000	96.2%			$717
	REGIONAL SHOPPING CENTERS UNDER REDEVELOPMENT
54	100%	Paradise Valley Mall(9)	1979/2002	2009	1,145,000	365,000	(10)	Dillard's, JCPenney, Macy's	Costco, Sears	(10)
		Phoenix, Arizona
54		Total Regional Shopping Centers			50,872,000	23,536,000	94.6%			$562
	COMMUNITY/POWER SHOPPING CENTERS
1	50%	Atlas Park, The Shops at(11)	2006/2011	2013	313,000	313,000	64.7%	-	-	-
		Queens, New York
2	50%	Boulevard Shops(11)	2001/2002	2004	185,000	185,000	100.0%	-	-	-
		Chandler, Arizona
3	67.5%	Camelback Colonnade(7)(9)	1961/2002	1994	619,000	539,000	97.3%	-	-	-
		Phoenix, Arizona
4	39.7%	Estrella Falls, The Market at(11)	2009/—	2009	242,000	242,000	96.1%	-	-	-
		Goodyear, Arizona
5	100%	Flagstaff Mall, The Marketplace at(5)(9)	2007/—	-	268,000	146,000	100.0%	-	Home Depot	-
		Flagstaff, Arizona
6	100%	Panorama Mall(9)	1955/1979	2005	312,000	147,000	98.6%	Wal-Mart	-	-
		Panorama, California
7	89.4%	Promenade at Casa Grande(9)	2007/—	2009	909,000	471,000	94.9%	Dillard's, JCPenney, Kohl's, Target	-	-
		Casa Grande, Arizona
8	100%	Southridge Center(9)	1975/1998	2013	811,000	422,000	82.2%	Des Moines Community College	Sears, Target, Younkers	-
		Des Moines, Iowa

Count	Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors (3)	Company Owned Anchors (3)	Sales PSF (4)
9	100.0%	Superstition Springs Power Center(9)	1990/2002	2002	206,000	53,000	100.0%	Best Buy, Burlington Coat Factory	-	-
		Mesa, Arizona
9		Total Community/Power Shopping Centers			3,865,000	2,518,000	90.6%
63		Total before other assets			54,737,000	26,054,000
	OTHER ASSETS:
	100%	Various(9)(12)			897,000	413,000	100.0%	-	Burlington Coat Factory, Forever 21, Kohl's	-
	100%	500 North Michigan Avenue(9)	1997/1999	2004	323,000	323,000	71.7%	-	-	-
		Chicago, Illinois
	50%	Atlas Park, The Shops at-Office(11)	2006/2011	-	68,000	68,000	25.5%	-	-	-
		Queens, New York
	100%	Paradise Village Ground Leases(9)			58,000	58,000	65.5%	-	-	-
		Phoenix, Arizona
	100%	Paradise Village Office Park II(9)			46,000	46,000	94.1%	-	-	-
		Phoenix, Arizona
	50%	Scottsdale Fashion Square-Office(11)			123,000	123,000	85.7%	-	-	-
		Scottsdale, Arizona
	50%	Tysons Corner Center-Office(11)			173,000	173,000	100.0%	-	-	-
		McLean, Virginia
	30%	Wilshire Boulevard(11)			40,000	40,000	100.0%	-	-	-
		Santa Monica, California
		Total Other Assets			1,728,000	1,244,000
		Grand Total			56,465,000	27,298,000
________________________

(1)
The Company's ownership interest in this table reflects its legal ownership interest. Legal ownership may, at times, not equal the Company's economic interest in the listed properties because of various provisions in certain joint venture agreements regarding distributions of cash flow based on capital account balances, allocations of profits and losses and payments of preferred returns. As a result, the Company's actual economic interest (as distinct from its legal ownership interest) in certain of the properties could fluctuate from time to time and may not wholly align with its legal ownership interests. Substantially all of the Company's joint venture agreements contain rights of first refusal, buy-sell provisions, exit rights, default dilution remedies and/or other break up provisions or remedies which are customary in real estate joint venture agreements and which may, positively or negatively, affect the ultimate realization of cash flow and/or capital or liquidation proceeds. See “Item 1A.-Risks Related to Our Organizational Structure-Outside partners in Joint Venture Centers result in additional risks to our stockholders.”

(2)
With respect to 50 Centers, the underlying land controlled by the Company is owned in fee entirely by the Company, or, in the case of Joint Venture Centers, by the joint venture property partnership or limited liability company. With respect to the remaining 13 Centers, the underlying land controlled by the Company is owned by third parties and leased to the Company, or the joint venture property partnership or limited liability company pursuant to long-term ground leases. Under the terms of a typical ground lease, the Company, or joint venture property partnership or limited liability company has an option or right of first refusal to purchase the land. The termination dates of the ground leases range from 2014 to 2078.

(3)
Total GLA includes GLA attributable to Anchors (whether owned or non-owned) and Mall and Freestanding Stores as of December 31, 2013. “Non-owned Anchors” is space not owned by the Company (or, in the case of Joint Venture Centers, by the joint venture property partnership or limited liability company) which is occupied by Anchor tenants. “Company owned Anchors” is space owned (or leased) by the Company (or, in the case of Joint Venture Centers, by the joint venture property partnership or limited liability company) and leased (or subleased) to Anchor tenants.

(4)
Sales per square foot are based on reports by retailers leasing Mall Stores and Freestanding Stores for the trailing 12 months for tenants which have occupied such stores for a minimum of 12 months. Sales per square foot are also based on tenants 10,000 square feet and under for Regional Shopping Centers.

(5)	Portions of the land on which the Center is situated are subject to one or more long-term ground leases.

(6)	This Center opened on August 1, 2013. Sales per square foot are not available since no tenant has been open for twelve months.

(7)
These Centers have a vacant Anchor location. The Company is seeking various replacement tenants and/or contemplating redevelopment opportunities for these vacant sites. The Company continues to collect rent under the terms of an agreement on one of these six vacant anchor locations.

(8)	These properties are owned by Pacific Premier Retail LP, an unconsolidated joint venture.

(9)	Included in Consolidated Centers.

(10)
Tenant spaces have been intentionally held off the market and remain vacant because of redevelopment plans. As a result, the Company believes the percentage of mall and freestanding GLA leased and the sales per square foot at this redevelopment property are not meaningful data.

(11)	Included in Unconsolidated Joint Venture Centers.

(12)
The Company owns a portfolio of 14 stores located at shopping centers not owned by the Company. Of these 14 stores, four have been leased to Forever 21, one has been leased to Kohl's, one has been leased to Burlington Coat Factory and eight have been leased for non-Anchor usage. With respect to nine of the 14 stores, the underlying land is owned in fee entirely by the Company. With respect to the remaining five stores, the underlying land is owned by third parties and leased to the Company pursuant to long-term building or ground leases. Under the terms of a typical building or ground lease, the Company pays rent for the use of the building or land and is generally responsible for all costs and expenses associated with the building and improvements. In some cases, the Company has an option or right of first refusal to purchase the land. The termination dates of the ground leases range from 2018 to 2027.

Mortgage Debt
The following table sets forth certain information regarding the mortgages encumbering the Centers, including those Centers in which the Company has less than a 100% interest. The information set forth below is as of December 31, 2013 (dollars in thousands):

Property Pledged as Collateral	Fixed or Floating	Carrying Amount(1)	Effective Interest Rate(2)	Annual Debt Service(3)	Maturity Date(4)	Balance Due on Maturity	Earliest Date Notes Can Be Defeased or Be Prepaid
Consolidated Centers:
Arrowhead Towne Center	Fixed	$236,028	2.76%	$13,572	10/5/18	$199,487	Any Time
Camelback Colonnade(5)	Fixed	49,120	2.16%	2,136	10/12/15	47,000	Any Time
Chandler Fashion Center(6)	Fixed	200,000	3.77%	7,500	7/1/19	200,000	7/1/15
Danbury Fair Mall(7)	Fixed	234,240	5.53%	18,456	10/1/20	188,854	Any Time
Deptford Mall	Fixed	201,622	3.76%	11,364	4/3/23	160,294	12/5/15
Deptford Mall	Fixed	14,551	6.46%	1,212	6/1/16	13,877	Any Time
Eastland Mall	Fixed	168,000	5.79%	9,732	6/1/16	168,000	Any Time
Fashion Outlets of Chicago(8)	Floating	91,383	2.96%	2,436	3/5/17	91,383	Any Time
Fashion Outlets of Niagara Falls USA	Fixed	124,030	4.89%	8,724	10/6/20	103,810	Any Time
Flagstaff Mall	Fixed	37,000	5.03%	1,836	11/1/15	37,000	Any Time
FlatIron Crossing(9)	Fixed	268,000	3.90%	16,716	1/5/21	216,740	Any Time
Freehold Raceway Mall(6)	Fixed	232,900	4.20%	9,660	1/1/18	216,258	1/1/2014
Fresno Fashion Fair(7)	Fixed	158,781	6.76%	13,248	8/1/15	154,596	Any Time
Great Northern Mall	Fixed	35,484	5.19%	2,808	(10)	35,328	Any Time
Green Acres Mall(11)	Fixed	319,850	3.61%	17,364	2/3/21	269,922	3/21/15
Kings Plaza Shopping Center(12)	Fixed	490,548	3.67%	26,748	12/3/19	427,423	2/25/15
Northgate Mall(13)	Floating	64,000	3.04%	1,560	3/1/17	64,000	Any Time
Oaks, The	Fixed	214,239	4.14%	12,768	6/5/22	174,311	Any Time
Pacific View	Fixed	135,835	4.08%	8,016	4/1/22	110,597	4/12/2017
Santa Monica Place	Fixed	235,445	2.99%	12,048	1/3/18	214,118	12/28/2015
SanTan Village Regional Center(14)	Fixed	136,629	3.14%	7,068	6/1/19	120,238	8/9/15
South Plains Mall	Fixed	99,833	6.59%	7,776	4/11/15	97,824	Any Time
Superstition Springs Center(15)	Floating	68,395	2.00%	1,668	10/28/16	67,500	Any Time
Towne Mall	Fixed	22,996	4.48%	1,404	11/1/22	18,886	12/19/14
Tucson La Encantada(16)	Fixed	72,870	4.23%	4,416	3/1/22	59,788	Any Time
Valley Mall	Fixed	42,155	5.85%	3,360	6/1/16	40,169	Any Time
Valley River Center	Fixed	120,000	5.59%	6,696	2/1/16	120,000	Any Time
Victor Valley, Mall of(17)	Floating	90,000	2.73%	2,196	11/6/14	90,000	Any Time
Vintage Faire Mall(18)	Fixed	99,083	5.81%	7,032	11/5/15	96,358	Any Time
Westside Pavilion	Fixed	152,173	4.49%	9,396	10/1/22	125,489	9/28/14
		$4,415,190

Property Pledged as Collateral	Fixed or Floating	Carrying Amount(1)	Effective Interest Rate(2)	Annual Debt Service(3)	Maturity Date(4)	Balance Due on Maturity	Earliest Date Notes Can Be Defeased or Be Prepaid
Unconsolidated Joint Venture Centers (at Company's Pro Rata Share):
Biltmore Fashion Park(50.0%)	Fixed	$28,981	8.25%	$2,642	10/1/14	$28,758	Any Time
Boulevard Shops(50.0%)(19)	Floating	10,133	2.05%	389	12/16/18	9,133	Any Time
Broadway Plaza(50.0%)(16)	Fixed	69,486	6.12%	5,460	8/15/15	67,443	Any Time
Corte Madera, The Village at(50.1%)	Fixed	38,287	7.27%	3,265	11/1/16	36,696	Any Time
Estrella Falls, The Market at(39.7%)(20)	Floating	13,310	3.13%	388	6/1/15	13,310	Any Time
Inland Center(50.0%)(21)	Floating	25,000	3.42%	793	4/1/16	25,000	Any Time
Kierland Commons(50.0%)(22)	Floating	67,500	2.26%	1,394	1/2/18	64,502	Any Time
Lakewood Center(51.0%)	Fixed	127,500	5.43%	6,899	6/1/15	127,500	Any Time
Los Cerritos Center(51.0%)(7)	Fixed	98,015	4.50%	6,173	7/1/18	89,057	Any Time
North Bridge, The Shops at(50.0%)(16)	Fixed	97,632	7.52%	8,601	6/15/16	94,258	Any Time
Queens Center(51.0%)	Fixed	306,000	3.65%	10,670	1/1/25	306,000	1/29/15
Scottsdale Fashion Square(50.0%)(23)	Fixed	258,953	3.02%	13,281	4/3/23	201,331	4/11/15
Stonewood Center(51.0%)	Fixed	54,149	4.67%	3,918	11/1/17	48,180	Any Time
Tysons Corner Center(50.0%)(24)	Fixed	423,190	4.13%	24,643	1/1/24	333,233	Any Time
Washington Square(51.0%)	Fixed	118,815	6.04%	9,173	1/1/16	114,482	Any Time
West Acres(19.0%)	Fixed	11,340	6.41%	1,069	10/1/16	10,315	Any Time
Wilshire Boulevard(30.0%)	Fixed	1,648	6.35%	153	1/1/33	—	Any Time
		$1,749,939
_______________________________________________________________________________

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

The debt premiums (discounts) as of December 31, 2013 consisted of the following:
Consolidated Centers

Property Pledged as Collateral
Arrowhead Towne Center	$14,642
Camelback Colonnade	2,120
Deptford Mall	(14)
Fashion Outlets of Niagara Falls USA	6,342
Superstition Springs Center	895
Valley Mall	(219)
$23,766
Unconsolidated Joint Venture Centers (at Company's Pro Rata Share)

Property Pledged as Collateral
Wilshire Boulevard	(100)
$(100)

(2)	The interest rate disclosed represents the effective interest rate, including the debt premiums (discounts) and deferred finance costs.

(3)	The annual debt service represents the annual payment of principal and interest.

(4)
The maturity date assumes that all extension options are fully exercised and that the Company does not opt to refinance the debt prior to these dates. These extension options are at the Company's discretion, subject to certain conditions, which the Company believes will be met.

(5)
On September 17, 2013, the Company obtained control of the consolidated joint venture as a result of the Camelback Colonnade Restructuring (See "Item 1. Business—Recent Developments—Acquisitions and Dispositions"). The loan on the property bears interest at an effective rate of 2.16% and matures on October 12, 2015.

(6)	A 49.9% interest in the loan has been assumed by a third party in connection with a co-venture arrangement.

(7)	Northwestern Mutual Life ("NML") is the lender of 50% of the loan. NML is considered a related party as it is a joint venture partner with the Company in Broadway Plaza.

(8)	The construction loan on the property allows for borrowings of up to $140,000, bears interest at LIBOR plus 2.50% and matures on March 5, 2017, including extension options.

(9)
On June 4, 2013, the loan was paid off in full, which resulted in a gain of $2,791 on the early extinguishment of debt. On November 8, 2013, the Company placed a new $268,000 loan on the property that bears interest at an effective rate of 3.90% and matures on January 5, 2021.

(10)
The loan's original maturity date was December 1, 2013. Accordingly, the loan was in maturity default subsequent to that date. As a result, the Company accrued default interest on the loan at a rate of 4% in addition to the effective rate of interest of 5.19%. In February 2014, the Company reached an agreement with the lender to extend the loan to January 1, 2015 and waive the default interest.

(11)
On January 24, 2013, in connection with the Company's acquisition of Green Acres Mall (See "Item 1. Business—Recent Developments—Acquisitions and Dispositions"), the Company placed a new loan on the property that allowed for borrowings of up to $325,000, bears interest at an effective interest rate of 3.61% and matures on February 3, 2021. Concurrent with the acquisition, the Company borrowed $100,000 on the loan. On January 31, 2013, the Company exercised its option to borrow the remaining $225,000 on the loan.

(12)	On January 3, 2013, the Company exercised its option to borrow an additional $146,000 on the loan.

(13)	The loan bears interest at LIBOR plus 2.25% and matures on March 1, 2017.

(14)	On May 30, 2013, the consolidated joint venture replaced the existing loan on the property with a new $138,000 loan that bears interest at an effective rate of 3.14% and matures on June 1, 2019.

(15)
On October 24, 2013, the Company purchased the 33.3% interest in Superstition Springs Center that it did not own (See "Item 1. Business—Recent Developments—Acquisitions and Dispositions"). In connection with the acquisition, the Company assumed the loan on the property with a fair value of $68,448 that bears interest at an effective rate of 2.00% and matures on October 28, 2016.

(16)	NML is the lender on this loan.

(17)	The loan bears interest at LIBOR plus 2.25% and matures on November 6, 2014.

(18)
On April 30, 2013, the existing loan on Vintage Faire Mall was paid off in full, resulting in a loss of $853 on the early extinguishment of debt. Concurrently, the existing loan on South Towne Center was transferred to Vintage Faire Mall. An additional $15,200 was borrowed on the loan on Vintage Faire Mall that bears interest at an effective rate of 2.91% and matures on November 5, 2015.

(19)	On September 3, 2013, the joint venture modified and extended the loan on the property to bear interest at LIBOR plus 1.75% and to mature on December 16, 2018, including extension options.

(20)	The loan bears interest at LIBOR plus 2.75% and matures on June 1, 2015.

(21)	The loan bears interest at LIBOR plus 3.0% and matures on April 1, 2016.

(22)	On January 2, 2013, the joint venture replaced the existing loan on the property with a new $135,000 loan that bears interest at LIBOR plus 1.90% and matures on January 2, 2018.

(23)	On March 6, 2013, the joint venture replaced the existing loan on the property with a new $525,000 loan that bears interest at an effective rate of 3.02% and matures on April 3, 2023.

(24)
On August 30, 2013, the joint venture replaced the existing loan on the property with a new $850,000 loan on the property that bears interest at an effective rate of 4.13% and matures on January 1, 2024. NML is the lender of 33.3% of the loan.

ITEM 3.    LEGAL PROCEEDINGS
None of the Company, the Operating Partnership, the Management Companies or their respective affiliates is currently involved in any material legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The common stock of the Company is listed and traded on the New York Stock Exchange under the symbol "MAC". The common stock began trading on March 10, 1994 at a price of $19 per share. In 2013, the Company's shares traded at a high of $72.19 and a low of $55.13.
As of February 18, 2014, there were approximately 563 stockholders of record. The following table shows high and low sales prices per share of common stock during each quarter in 2013 and 2012 and dividends per share of common stock declared and paid by quarter:

	Market Quotation Per Share
			Dividends Declared/Paid
Quarter Ended	High	Low
March 31, 2013	$64.47	$57.66	$0.58
June 30, 2013	$72.19	$56.68	$0.58
September 30, 2013	$66.12	$55.19	$0.58
December 31, 2013	$60.76	$55.13	$0.62
March 31, 2012	$58.08	$49.67	$0.55
June 30, 2012	$62.83	$54.37	$0.55
September 30, 2012	$61.80	$56.02	$0.55
December 31, 2012	$60.03	$54.32	$0.58
To maintain its qualification as a REIT, the Company is required each year to distribute to stockholders at least 90% of its net taxable income after certain adjustments. The Company paid all of its 2013 and 2012 quarterly dividends in cash. The timing, amount and composition of future dividends will be determined in the sole discretion of the Company's board of directors and will depend on actual and projected cash flow, financial condition, funds from operations, earnings, capital requirements, annual REIT distribution requirements, contractual prohibitions or other restrictions, applicable law and such other factors as the board of directors deems relevant. For example, under the Company's existing financing arrangements, the Company may pay cash dividends and make other distributions based on a formula derived from funds from operations (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations ("FFO") and Adjusted Funds From Operations ("AFFO")") and only if no default under the financing agreements has occurred, unless, under certain circumstances, payment of the distribution is necessary to enable the Company to continue to qualify as a REIT under the Code.
Stock Performance Graph
The following graph provides a comparison, from December 31, 2008 through December 31, 2013, of the yearly percentage change in the cumulative total stockholder return (assuming reinvestment of dividends) of the Company, the Standard & Poor's ("S&P") 500 Index, the S&P Midcap 400 Index and the FTSE NAREIT All Equity REITs Index, an industry index of publicly-traded REITs (including the Company). The Company was added to the S&P 500 Index on May 8, 2013 and was previously part of the S&P Midcap 400 Index. The Company is, therefore, providing information on both indices.
The graph assumes that the value of the investment in each of the Company's common stock and the indices was $100 at the close of the market on December 31, 2008.
Upon written request directed to the Secretary of the Company, the Company will provide any stockholder with a list of the REITs included in the FTSE NAREIT All Equity REITs Index. The historical information set forth below is not necessarily indicative of future performance.

Data for the FTSE NAREIT All Equity REITs Index, the S&P 500 Index and the S&P Midcap 400 Index were provided by Research Data Group.
Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
The Macerich Company	$100.00	$228.80	$318.44	$354.29	$424.26	$445.48
S&P 500 Index	100.00	126.46	145.51	148.59	172.37	228.19
S&P Midcap 400 Index	100.00	137.38	173.98	170.96	201.53	269.04
FTSE NAREIT All Equity REITs Index	100.00	127.99	163.78	177.36	209.39	214.56
Recent Sales of Unregistered Securities
None.
Issuer Repurchases of Equity Securities
None.

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

	Years Ended December 31,
	2013	2012	2011	2010	2009
OPERATING DATA:
Revenues:
Minimum rents(1)	$578,113	$447,321	$381,274	$345,862	$395,123
Percentage rents	23,156	21,388	16,818	14,424	12,959
Tenant recoveries	337,772	247,593	215,872	201,344	200,972
Management Companies	40,192	41,235	40,404	42,895	40,757
Other	50,242	39,980	30,376	26,452	25,251
Total revenues	1,029,475	797,517	684,744	630,977	675,062
Shopping center and operating expenses	329,795	251,923	213,832	195,608	201,134
Management Companies' operating expenses	93,461	85,610	86,587	90,414	79,305
REIT general and administrative expenses	27,772	20,412	21,113	20,703	25,933
Depreciation and amortization	357,165	277,621	227,980	203,574	200,870
Interest expense	197,247	164,392	167,249	178,181	227,103
(Gain) loss on extinguishment of debt, net(2)	(1,432)	—	1,485	(3,661)	(29,161)
Total expenses	1,004,008	799,958	718,246	684,819	705,184
Equity in income of unconsolidated joint ventures(3)	167,580	79,281	294,677	79,529	68,160
Co-venture expense(4)	(8,864)	(6,523)	(5,806)	(6,193)	(2,262)
Income tax benefit(5)	1,692	4,159	6,110	9,202	4,761
(Loss) gain on remeasurement, sale or write down of assets, net	(26,852)	228,690	(22,037)	495	161,249
Income from continuing operations	159,023	303,166	239,442	29,191	201,786
Discontinued operations:(6)
Gain (loss) on disposition of assets, net	286,414	50,811	(67,333)	(21)	(39,483)
Income (loss) from discontinued operations	3,522	12,412	(3,034)	(750)	(23,053)
Total income (loss) from discontinued operations	289,936	63,223	(70,367)	(771)	(62,536)
Net income	448,959	366,389	169,075	28,420	139,250
Less net income attributable to noncontrolling interests	28,869	28,963	12,209	3,230	18,508
Net income attributable to the Company	$420,090	$337,426	$156,866	$25,190	$120,742
Earnings per common share ("EPS") attributable to the Company—basic:
Income from continuing operations	$1.07	$2.07	$1.67	$0.20	$2.12
Discontinued operations	1.94	0.44	(0.49)	(0.01)	(0.67)
Net income attributable to common stockholders	$3.01	$2.51	$1.18	$0.19	$1.45
EPS attributable to the Company—diluted:(7)(8)
Income from continuing operations	$1.06	$2.07	$1.67	$0.20	$2.12
Discontinued operations	1.94	0.44	(0.49)	(0.01)	(0.67)
Net income attributable to common stockholders	$3.00	$2.51	$1.18	$0.19	$1.45

	As of December 31,
	2013	2012	2011	2010	2009
BALANCE SHEET DATA:
Investment in real estate (before accumulated depreciation)	$9,181,338	$9,012,706	$7,489,735	$6,908,507	$6,697,259
Total assets	$9,075,250	$9,311,209	$7,938,549	$7,645,010	$7,252,471
Total mortgage and notes payable	$4,582,727	$5,261,370	$4,206,074	$3,892,070	$4,531,634
Redeemable noncontrolling interests	$—	$—	$—	$11,366	$20,591
Equity(9)	$3,718,717	$3,416,251	$3,164,651	$3,187,996	$2,128,466
OTHER DATA:
Funds from operations ("FFO")—diluted(10)	$527,574	$577,862	$399,559	$351,308	$380,043
Cash flows provided by (used in):
Operating activities	$422,035	$351,296	$237,285	$200,435	$120,890
Investing activities	$271,867	$(963,374)	$(212,086)	$(142,172)	$302,356
Financing activities	$(689,980)	$610,623	$(403,596)	$294,127	$(396,520)
Number of Centers at year end	64	70	79	84	86
Regional Shopping Centers portfolio occupancy(11)	94.6%	93.8%	92.7%	93.1%	91.3%
Regional Shopping Centers portfolio sales per square foot(12)	$562	$517	$489	$433	$407
Weighted average number of shares outstanding—EPS basic	139,598	134,067	131,628	120,346	81,226
Weighted average number of shares outstanding—EPS diluted(8)	139,680	134,148	131,628	120,346	81,226
Distributions declared per common share	$2.36	$2.23	$2.05	$2.10	$2.60
_______________________________________________________________________________

(1)
Minimum rents were increased by amortization of above and below-market leases of $6.6 million, $5.2 million, $9.3 million, $7.1 million and $9.0 million for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

(2)
The Company repurchased $180.3 million, $18.5 million and $89.1 million of its convertible senior notes (the "Senior Notes") during the years ended December 31, 2011, 2010 and 2009, respectively, that resulted in (loss) gain of $(1.5) million, $(0.5) million and $29.8 million on the extinguishment of debt for the years ended December 31, 2011, 2010 and 2009, respectively. The gain (loss) on extinguishment of debt, net for the years ended December 31, 2013 and 2010 also includes the gain on the extinguishment of mortgage notes payable of $1.4 million and $4.2 million, respectively.

(3)
On July 30, 2009, the Company sold a 49% ownership interest in Queens Center, a 971,000 square foot regional shopping center in Queens, New York, to a third party for approximately $152.7 million, resulting in a gain on sale of assets of $154.2 million. The Company used the proceeds from the sale of the ownership interest in the property to pay down a term loan and for general corporate purposes. As of the date of the sale, the Company has accounted for the operations of Queens Center under the equity method of accounting.

On September 3, 2009, the Company formed a joint venture with a third party, whereby the Company sold a 75% interest in FlatIron Crossing, a 1,435,000 square foot regional shopping center in Broomfield, Colorado, and received approximately $123.8 million in cash proceeds for the overall transaction. The Company used the proceeds from the sale of the ownership interest in the property to pay down a term loan and for general corporate purposes. As part of this transaction, the Company issued three warrants for an aggregate of approximately 1.3 million shares of common stock of the Company. On October 3, 2012, the Company repurchased the 75% ownership interest in FlatIron Crossing for $310.4 million. As a result of this repurchase, the Company recognized a remeasurement gain of $84.2 million during the year ended December 31, 2012.
On February 24, 2011, the Company's joint venture in Kierland Commons Investment LLC (“KCI”) acquired an additional ownership interest in PHXAZ/Kierland Commons, L.L.C. (“Kierland Commons”), a 434,000 square foot regional shopping center in Scottsdale, Arizona, for $105.6 million. The Company's share of the purchase price consisted of a cash payment of $34.2 million and the assumption of a pro rata share of debt of $18.6 million. As a result of this transaction, KCI increased its ownership interest in Kierland Commons from 49% to 100%. KCI accounted for the acquisition as a business combination achieved in stages and recognized a remeasurement gain of $25.0 million based on the acquisition date fair value and its previously held investment in Kierland Commons. As a result of this transaction, the Company's ownership interest in KCI increased from 24.5% to 50%. The Company's pro rata share of the gain recognized by KCI was $12.5 million and was included in equity in income from unconsolidated joint ventures.
On February 28, 2011, the Company in a 50/50 joint venture, acquired The Shops at Atlas Park, a 381,000 square foot community center in Queens, New York, for a total purchase price of $53.8 million. The Company's share of the purchase price was $26.9 million.
On February 28, 2011, the Company acquired the remaining 50% ownership interest in Desert Sky Mall, an 891,000 square foot regional shopping center in Phoenix, Arizona, that it did not own for $27.6 million. The purchase price was funded by a cash payment of $1.9 million and the assumption of the third party's pro rata share of the mortgage note payable on the property of $25.8 million. Prior to the acquisition, the Company had accounted for its investment in Desert Sky Mall under the equity method. As of the date of acquisition, the Company has included Desert Sky Mall in its consolidated financial statements.

On April 1, 2011, the Company's joint venture in SDG Macerich Properties, L.P. ("SDG Macerich") conveyed Granite Run Mall, a 1,033,000 square foot regional shopping center in Media, Pennsylvania, to the mortgage note lender by a deed-in-lieu of foreclosure. The mortgage note was non-recourse. The Company's pro rata share of gain on the extinguishment of debt was $7.8 million.
On December 31, 2011, the Company and its joint venture partner reached agreement for the distribution and conveyance of interests in SDG Macerich that owned 11 regional shopping centers in a 50/50 partnership. Six of the eleven assets were distributed to the Company on December 31, 2011. The Company received 100% ownership of Eastland Mall, a 1,043,000 square foot regional shopping center in Evansville, Indiana, Lake Square Mall, a 559,000 square foot regional shopping center in Leesburg, Florida, SouthPark Mall, a 904,000 square foot regional shopping center in Moline, Illinois, Southridge Center, an 811,000 square foot community center in Des Moines, Iowa, NorthPark Mall, a 1,050,000 square foot regional shopping center in Davenport, Iowa and Valley Mall, a 504,000 square foot regional shopping center in Harrisonburg, Virginia. These wholly-owned assets were recorded at fair value at the date of transfer, which resulted in a gain of $188.3 million. The gain reflected the fair value of the net assets received in excess of the book value of the Company's interest in SDG Macerich.
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
On March 30, 2012, the Company's joint venture in SanTan Village Power Center, a 491,000 square foot community center in Gilbert, Arizona, sold the property for $54.8 million, resulting in a gain on the sale of assets of $23.3 million for the joint venture. The Company's pro rata share of the gain recognized was $7.9 million, net of noncontrolling interests of $3.6 million. The Company used its share of the proceeds from the sale to pay down its line of credit and for general corporate purposes.
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
On August 10, 2012, the Company was bought out of its ownership interest in NorthPark Center, a 1,946,000 square foot regional shopping center in Dallas, Texas, for $118.8 million, resulting in a gain on sale of assets of $24.6 million. The Company used the cash proceeds from the sale to pay down its line of credit.
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
On May 29, 2013, the Company's joint venture in Pacific Premier Retail LP sold Redmond Town Center Office, a 582,000 square foot office building in Redmond, Washington, for $185.0 million, resulting in a gain on the sale of assets of $89.2 million to the joint venture. The Company's share of the gain was $44.4 million. The Company used its share of the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On June 12, 2013, the Company's joint venture in Pacific Premier Retail LP sold Kitsap Mall, an 846,000 square foot regional shopping center in Silverdale, Washington, for $127.0 million, resulting in a gain on the sale of assets of $55.2 million to the joint venture. The Company's share of the gain was $28.1 million. The Company used its share of the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On August 1, 2013, the Company's joint venture in Pacific Premier Retail LP sold Redmond Town Center, a 695,000 square foot community center in Redmond, Washington, for $127.0 million, resulting in a gain on the sale of assets of $38.4 million to the joint venture. The Company's share of the gain was $18.3 million. The Company used its share of the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On September 17, 2013, the Company’s joint venture in Camelback Colonnade, a 619,000 square foot community center in Phoenix, Arizona, was restructured. As a result of the restructuring, the Company’s ownership interest in Camelback Colonnade decreased from 73.2% to 67.5%. Prior to the restructuring, the Company had accounted for its investment in Camelback Colonnade under the equity method of accounting due to substantive participation rights held by the outside partners. Upon completion of the restructuring, these substantive participation rights were terminated and the Company obtained voting control of the joint venture. As a result of this transaction, the Company recognized a remeasurement gain of $36.3 million. Since the date of the restructuring, the Company has included Camelback Colonnade in its consolidated financial statements.
On October 8, 2013, the Company's joint venture in Ridgmar Mall, a 1,273,000 square foot regional shopping center in Fort Worth, Texas, sold the property for $60.9 million, which resulted in a gain of $6.2 million to the joint venture. The Company's share of the gain was $3.1 million. The cash proceeds from the sale were used to pay off the $51.7 million mortgage loan on the property and the remaining $9.2 million net of closing costs was distributed to the partners. The Company used its share of the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On October 24, 2013, the Company acquired the remaining 33.3% ownership interest in Superstition Springs Center, a 1,082,000 square foot regional shopping center in Mesa, Arizona, that it did not own for $46.2 million. The purchase price was funded by a cash payment of $23.7 million and the assumption of the third party's pro rata share of the mortgage note payable on the property of $22.5 million. Prior to the acquisition, the Company had accounted for its investment in Superstition Springs Center under the equity method. As a result of this transaction, the Company recognized a remeasurement gain of $14.9 million. Since the date of acquisition, the Company has included Superstition Springs Center in its consolidated financial statements.

(4)
On September 30, 2009, the Company formed a joint venture with a third party, whereby the third party acquired a 49.9% interest in Freehold Raceway Mall, a 1,674,000 square foot regional shopping center in Freehold, New Jersey, and Chandler Fashion Center, a 1,321,000 square foot regional shopping center in Chandler, Arizona. The Company received approximately $174.6 million in cash proceeds for the overall transaction. The Company used the proceeds from this transaction to pay down the Company's line of credit and for general corporate purposes. As part of this transaction, the Company issued a warrant for an aggregate of approximately 0.9 million shares of common stock of the Company. The transaction was accounted for as a profit-sharing arrangement, and accordingly the assets, liabilities and operations of the properties remain on the books of the Company and a co-venture obligation was established for the amount of $168.2 million representing the net cash proceeds received from the third party less costs allocated to the warrant.

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
On March 4, 2011, the Company sold a former Mervyn's store in Santa Fe, New Mexico for $3.7 million, resulting in a loss on the sale of assets of $1.9 million. The proceeds from the sale were used for general corporate purposes.
In June 2011, the Company recorded an impairment charge of $35.7 million related to Shoppingtown Mall, a 969,000 square foot regional shopping center in Dewitt, New York. As a result of the maturity default on the mortgage note payable and the corresponding reduction of the expected holding period, the Company wrote down the carrying value of the long-lived assets to its estimated fair value of $39.0 million. On December 30, 2011, the Company conveyed Shoppingtown Mall to the lender by a deed-in-lieu of foreclosure. As a result, the Company recognized a $3.9 million additional loss on the disposal of the asset.
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
In March 2012, the Company recorded an impairment charge of $54.3 million related to Valley View Center. As a result of the sale of the property on April 23, 2012, the Company wrote down the carrying value of the long-lived assets to their estimated fair value of $33.5 million, which was equal to the sales price of the property. On April 23, 2012, the property was sold by a court appointed receiver, which resulted in a gain on the extinguishment of debt of $104.0 million.
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
On May 17, 2012, the Company sold Hilton Village, an 80,000 square foot community center in Scottsdale, Arizona, for $24.8 million, resulting in a gain on the sale of assets of $3.1 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
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

On June 4, 2013, the Company sold Northridge Mall, an 890,000 square foot regional shopping center in Salinas, California, and Rimrock Mall, a 603,000 square foot regional shopping center in Billings, Montana. The properties were sold in a combined transaction for $230.0 million, resulting in a gain on the sale of assets of $82.2 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On September 11, 2013, the Company sold a former Mervyn's store in Milpitas, California for $12.0 million, resulting in a loss on the sale of assets of $2.6 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On September 30, 2013, the Company conveyed Fiesta Mall, a 933,000 square foot regional shopping center in Mesa, Arizona, to the mortgage note lender by a deed-in-lieu of foreclosure. The mortgage loan was non-recourse. As a result of the conveyance, the Company recognized a gain on the extinguishment of debt of $1.3 million.
On October 15, 2013, the Company sold a former Mervyn's store in Midland, Texas for $5.7 million, resulting in a loss on the sale of assets of $2.0 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On October 23, 2013, the Company sold a former Mervyn's store in Grand Junction, Colorado for $5.4 million, resulting in a gain on the sale of assets of $1.7 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On December 4, 2013, the Company sold a former Mervyn's store in Livermore, California for $10.5 million, resulting in a loss on the sale of assets of $5.3 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On December 11, 2013, the Company sold Chesterfield Towne Center, a 1,016,000 square foot regional shopping center in Richmond, Virginia, and Centre at Salisbury, an 862,000 square foot regional shopping center in Salisbury, Maryland, in a combined transaction for $292.5 million, resulting in a gain on the sale of assets of $151.5 million. The sales price was funded by a cash payment of $67.8 million, the assumption of the $109.7 million mortgage note payable on Chesterfield Towne Center and the assumption of the $115.0 million mortgage note payable on Centre at Salisbury. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
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
FFO and FFO on a diluted basis are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization, as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. The Company believes that such a presentation provides investors with a more meaningful measure of its operating results in comparison to the operating results of other REITs. The Company believes that AFFO and AFFO on a diluted basis provide useful supplemental information regarding the Company's performance as they show a more meaningful and consistent comparison of the Company's operating performance and allow investors to more easily compare the Company's results without taking into account non-cash credits and charges on properties controlled by either a receiver or loan servicer. The Company believes that FFO and AFFO on a diluted basis are measures investors find most useful in measuring the dilutive impact of outstanding convertible securities.
The Company believes that FFO and AFFO do not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as defined by GAAP, and are not indicative of cash available to fund all cash flow needs. The Company also cautions that FFO and AFFO, as presented, may not be comparable to similarly titled measures reported by other real estate investment trusts.
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

(11)
Occupancy is the percentage of Mall and Freestanding GLA leased as of the last day of the reporting period. Occupancy for the year ended December 31, 2013 excludes Rotterdam Square (the "2014 Disposition Center"), which was sold on January 15, 2014. Occupancy excludes Centers under development and redevelopment. Occupancy for the years ended December 31, 2011 and 2010 excludes Valley View Mall. Occupancy for the years ended December 31, 2010 and 2009 excludes Santa Monica Place. Occupancy for the year ended December 31, 2009 also excludes Northgate Mall and Shoppingtown Mall.

(12)
Sales per square foot are based on reports by retailers leasing Mall Stores and Freestanding Stores for the trailing twelve months for tenants which have occupied such stores for a minimum of twelve months. Sales per square foot also are based on tenants 10,000 square feet and under for Regional Shopping Centers. The sales per square foot exclude Centers under development and redevelopment. The sales per square foot for the year ended December 31, 2013 exclude the 2014 Disposition Center. The sales per square foot for the years ended December 31, 2011 and 2010 exclude Valley View Mall. The sales per square foot for the years ended December 31, 2010 and 2009 exclude Santa Monica Place, which was under redevelopment during the year ended December 31, 2009 and open partially during the year ended December 31, 2010. Sales per square foot for the year ended December 31, 2009 also exclude Northgate Mall and Shoppingtown Mall.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, the Operating Partnership. As of December 31, 2013, the Operating Partnership owned or had an ownership interest in 55 regional shopping centers and nine community/power shopping centers totaling approximately 57 million square feet of gross leasable area ("GLA"). These 64 regional and community/power shopping centers are referred to herein as the "Centers," unless the context otherwise requires. The Company is a self-administered and self-managed REIT and conducts all of its operations through the Operating Partnership and the Management Companies.
The following discussion is based primarily on the consolidated financial statements of the Company for the years ended December 31, 2013, 2012 and 2011. It compares the results of operations and cash flows for the year ended December 31, 2013 to the results of operations and cash flows for the year ended December 31, 2012. Also included is a comparison of the results of operations and cash flows for the year ended December 31, 2012 to the results of operations and cash flows for the year ended December 31, 2011. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
Acquisitions and Dispositions:
The financial statements reflect the following acquisitions, dispositions and changes in ownership subsequent to the occurrence of each transaction.
On February 24, 2011, the Company's joint venture in Kierland Commons Investment LLC (“KCI”) acquired an additional ownership interest in PHXAZ/Kierland Commons, L.L.C. (“Kierland Commons”), a 434,000 square foot regional shopping center in Scottsdale, Arizona. As a result of this transaction, the Company's ownership interest in KCI increased from 24.5% to 50.0%. The Company's share of the purchase price consisted of a cash payment of $34.2 million and the assumption of a pro rata share of debt of $18.6 million.
On February 28, 2011, the Company, in a 50/50 joint venture, acquired The Shops at Atlas Park, a 381,000 square foot community center in Queens, New York, for a total purchase price of $53.8 million. The Company's share of the purchase price was $26.9 million and was funded from the Company's cash on hand.
On February 28, 2011, the Company acquired the remaining 50% ownership interest in Desert Sky Mall, an 891,000 square foot regional shopping center in Phoenix, Arizona, that it did not own. The total purchase price was $27.6 million, which included the assumption of the third party's pro rata share of the mortgage note payable on the property of $25.8 million. Concurrent with the purchase of the partnership interest, the Company paid off the $51.5 million loan on the property.
On March 4, 2011, the Company sold a fee interest in a former Mervyn's store in Santa Fe, New Mexico for $3.7 million, resulting in a loss on the sale of assets of $1.9 million. The Company used the proceeds from the sale for general corporate purposes.
On April 29, 2011, the Company purchased a fee interest in a freestanding Kohl's store at Capitola Mall in Capitola, California for $28.5 million. The purchase price was paid from cash on hand.
On June 3, 2011, the Company acquired an additional 33.3% ownership interest in Arrowhead Towne Center, a 1,198,000 square foot regional shopping center in Glendale, Arizona, an additional 33.3% ownership interest in Superstition Springs Center, a 1,082,000 square foot regional shopping center in Mesa, Arizona, and an additional 50% ownership interest in the land under Superstition Springs Center ("Superstition Springs Land") in exchange for the Company's ownership interest in six anchor stores, including five former Mervyn's stores and a cash payment of $75.0 million. The cash purchase price was funded from borrowings under the Company's line of credit. This transaction is referred to herein as the "GGP Exchange".
On July 22, 2011, the Company acquired Fashion Outlets of Niagara Falls USA, a 525,000 square foot outlet center in Niagara Falls, New York. The initial purchase price of $200.0 million was funded by a cash payment of $78.6 million and the assumption of the mortgage note payable of $121.4 million. The cash purchase price was funded from borrowings under the Company's line of credit. The purchase and sale agreement includes contingent consideration based on the performance of Fashion Outlets of Niagara Falls USA from the acquisition date through July 21, 2014 that could increase the purchase price from the initial $200.0 million up to a maximum of $218.3 million. As of December 31, 2013, the Company estimated the fair value of the contingent consideration as $17.5 million, which has been included in other accrued liabilities.

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
On December 31, 2011, the Company and its joint venture partner reached agreement for the distribution and conveyance of interests in SDG Macerich Properties, L.P. ("SDG Macerich") that owned 11 regional shopping centers in a 50/50 partnership. Six of the eleven assets were distributed to the Company on December 31, 2011. The Company received 100% ownership of Eastland Mall, a 1,043,000 square foot regional shopping center in Evansville, Indiana, Lake Square Mall, a 559,000 square foot regional shopping center in Leesburg, Florida, SouthPark Mall, a 904,000 square foot regional shopping center in Moline, Illinois, Southridge Center, an 811,000 square foot community center in Des Moines, Iowa, NorthPark Mall, a 1,050,000 square foot regional shopping center in Davenport, Iowa and Valley Mall, a 504,000 square foot regional shopping center in Harrisonburg, Virginia (collectively referred to herein as the "SDG Acquisition Properties"). These wholly-owned assets were recorded at fair value at the date of transfer, which resulted in a gain to the Company of $188.3 million. The gain reflected the fair value of the net assets received in excess of the book value of the Company's interest in SDG Macerich. The distribution and conveyance of the properties from SDG Macerich to the Company is referred to herein as the "SDG Transaction".
On February 29, 2012, the Company acquired a 323,000 square foot mixed-use retail/office building ("500 North Michigan Avenue") in Chicago, Illinois for $70.9 million. The purchase price was paid from borrowings under the Company's line of credit.
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
On March 30, 2012, the Company's joint venture in SanTan Village Power Center, a 491,000 square foot community center in Gilbert, Arizona, sold the property for $54.8 million, resulting in a gain on the sale of assets of $23.3 million for the joint venture. The Company's pro rata share of the gain recognized was $7.9 million, net of noncontrolling interests of $3.6 million. The Company used its share of the proceeds from the sale to pay down its line of credit and for general corporate purposes.
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
On May 17, 2012, the Company sold Hilton Village, an 80,000 square foot community center in Scottsdale, Arizona, for $24.8 million, resulting in a gain on the sale of assets of $3.1 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
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

On August 10, 2012, the Company was bought out of its ownership interest in NorthPark Center, a 1,946,000 square foot regional shopping center in Dallas, Texas, for $118.8 million, resulting in a gain on the sale of assets of $24.6 million. The Company used the cash proceeds to pay down its line of credit.
On October 3, 2012, the Company acquired the 75% ownership interest in FlatIron Crossing, a 1,435,000 square foot regional shopping center in Broomfield, Colorado, that it did not own for a cash payment of $195.9 million and the assumption of the third party's share of the mortgage note payable of $114.5 million. The cash payment was funded from borrowings under the Company's line of credit.
On October 26, 2012, the Company acquired the remaining 33.3% ownership interest in Arrowhead Towne Center that it did not own for $144.4 million. The Company funded the purchase price by a cash payment of $69.0 million and the assumption of the third party's pro rata share of the mortgage note payable on the property of $75.4 million. The cash payment was funded from borrowings under the Company's line of credit.
On November 28, 2012, the Company acquired Kings Plaza Shopping Center, a 1,195,000 square foot regional shopping center in Brooklyn, New York, for a purchase price of $756.0 million. The purchase price was funded from a cash payment of $726.0 million and the issuance of $30.0 million in restricted common stock of the Company. The cash payment was provided by the placement of a mortgage note on the property that allowed for borrowings up to $500.0 million and from borrowings under the Company's line of credit. Concurrent with the acquisition, the Company borrowed $354.0 million on the loan. On January 3, 2013, the Company exercised its option to borrow the remaining $146.0 million of the loan.
On January 24, 2013, the Company acquired Green Acres Mall, a 1,787,000 square foot regional shopping center in Valley Stream, New York, for a purchase price of $500.0 million. The purchase price was funded from the placement of a $325.0 million mortgage note on the property and $175.0 million from borrowings under the Company's line of credit.
On April 25, 2013, the Company acquired a 19 acre parcel of land adjacent to Green Acres Mall for $22.6 million. The payment was provided by borrowings from the Company's line of credit.
On May 29, 2013, the Company's joint venture in Pacific Premier Retail LP sold Redmond Town Center Office, a 582,000 square foot office building in Redmond, Washington, for $185.0 million, resulting in a gain on the sale of assets of $89.2 million to the joint venture. The Company's share of the gain was $44.4 million. The Company used its share of the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On May 31, 2013, the Company sold Green Tree Mall, a 793,000 square foot regional shopping center in Clarksville, Indiana, for $79.0 million, resulting in a gain on the sale of assets of $59.8 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On June 4, 2013, the Company sold Northridge Mall, an 890,000 square foot regional shopping center in Salinas, California, and Rimrock Mall, a 603,000 square foot regional shopping center in Billings, Montana. The properties were sold in a combined transaction for $230.0 million, resulting in a gain on the sale of assets of $82.2 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On June 12, 2013, the Company's joint venture in Pacific Premier Retail LP sold Kitsap Mall, an 846,000 square foot regional shopping center in Silverdale, Washington, for $127.0 million, resulting in a gain on the sale of assets of $55.2 million to the joint venture. The Company's share of the gain was $28.1 million. The Company used its share of the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On August 1, 2013, the Company's joint venture in Pacific Premier Retail LP sold Redmond Town Center, a 695,000 square foot community center in Redmond, Washington, for $127.0 million, resulting in a gain on the sale of assets of $38.4 million to the joint venture. The Company's share of the gain was $18.3 million. The Company used its share of the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On September 11, 2013, the Company sold a former Mervyn's store in Milpitas, California for $12.0 million, resulting in a loss on the sale of assets of $2.6 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On September 17, 2013, the Company’s joint venture in Camelback Colonnade, a 619,000 square foot community center in Phoenix, Arizona, was restructured. As a result of the restructuring, the Company’s ownership interest in Camelback Colonnade decreased from 73.2% to 67.5%. Prior to the restructuring, the Company had accounted for its investment in Camelback Colonnade under the equity method of accounting due to substantive participation rights held by the outside partners. Upon completion of the restructuring, these substantive participation rights were terminated and the Company obtained voting control of the joint venture. This transaction is referred to herein as the "Camelback Colonnade Restructuring." Since the date of the restructuring, the Company has included Camelback Colonnade in its consolidated financial statements.

On October 8, 2013, the Company's joint venture in Ridgmar Mall, a 1,273,000 square foot regional shopping center in Fort Worth, Texas, sold the property for $60.9 million, resulting in a gain on the sale of assets of $6.2 million to the joint venture. The Company's share of the gain was $3.1 million. The proceeds from the sale were used to pay off the $51.7 million mortgage loan on the property and the remaining $9.2 million, net of closing costs, was distributed to the partners. The Company used its share of the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On October 15, 2013, the Company sold a former Mervyn's store in Midland, Texas for $5.7 million, resulting in a loss on the sale of assets of $2.0 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On October 23, 2013, the Company sold a former Mervyn's store in Grand Junction, Colorado for $5.4 million, resulting in a gain on the sale of assets of $1.7 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On October 24, 2013, the Company acquired the remaining 33.3% ownership interest in Superstition Springs Center that it did not own for $46.2 million. The purchase price was funded by a cash payment of $23.7 million and the assumption of the third party's pro rata share of the mortgage note payable on the property of $22.5 million.
On December 4, 2013, the Company sold a former Mervyn's store in Livermore, California for $10.5 million, resulting in a loss on the sale of assets of $5.3 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On December 11, 2013, the Company sold Chesterfield Towne Center, a 1,016,000 square foot regional shopping center in Richmond, Virginia, and Centre at Salisbury, an 862,000 square foot regional shopping center in Salisbury, Maryland. The properties were sold in a combined transaction for $292.5 million, resulting in a gain on the sale of assets of $151.5 million. The sales price was funded by a cash payment of $67.8 million, the assumption of the $109.7 million mortgage note payable on Chesterfield Towne Center and the assumption of the $115.0 million mortgage note payable on Centre at Salisbury. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.
On January 15, 2014, the Company sold Rotterdam Square, a 585,000 square foot regional shopping center in Schenectady, New York, for $8.5 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
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
On April 1, 2011, the Company's joint venture in SDG Macerich conveyed Granite Run Mall, a 1,033,000 square foot regional center in Media, Pennsylvania, to the mortgage note lender by a deed-in-lieu of foreclosure. The mortgage note was non-recourse. The Company's pro rata share of gain on the extinguishment of debt was $7.8 million.
On May 11, 2011, the non-recourse mortgage note payable on Shoppingtown Mall went into maturity default. As a result of the maturity default and the corresponding reduction of the estimated holding period, the Company recognized an impairment charge of $35.7 million to write down the carrying value of the long-lived assets to their estimated fair value. On September 14, 2011, the Company exercised its right and redeemed the outside ownership interests in the Center for a cash payment of $11.4 million. On December 30, 2011, the Company conveyed the property to the mortgage note lender by a deed-in-lieu of foreclosure. As a result of the conveyance, the Company recognized an additional $3.9 million loss on the disposal of the property.
On May 31, 2012, the Company conveyed Prescott Gateway, a 584,000 square foot regional shopping center in Prescott, Arizona, to the mortgage note lender by a deed-in-lieu of foreclosure. The mortgage loan was non-recourse. As a result of the conveyance, the Company recognized a gain on the extinguishment of debt of $16.3 million.
In December 2012, the Company recognized an impairment charge of $24.6 million on Fiesta Mall, a 933,000 square foot regional shopping center in Mesa, Arizona, to write down the carrying value of the long-lived assets to their estimated fair value due to a reduction in the estimated holding period of the property. On September 30, 2013, the Company conveyed Fiesta Mall to the mortgage note lender by a deed-in-lieu of foreclosure. The mortgage loan was non-recourse. As a result of the conveyance, the Company recognized a gain on the extinguishment of debt of $1.3 million.

Redevelopment and Development Activity:
In August 2011, the Company entered into a joint venture agreement with a subsidiary of AWE/Talisman for the development of Fashion Outlets of Chicago in the Village of Rosemont, Illinois. The Company owns 60% of the joint venture and AWE/Talisman owns 40%. The Company accounts for Fashion Outlets of Chicago as a consolidated joint venture. The Center is a fully enclosed two level, 528,000 square foot outlet center. The site is located within a mile of O'Hare International Airport. The project broke ground in November 2011 and opened on August 1, 2013. The total estimated project cost is approximately $211.0 million. As of December 31, 2013, the consolidated joint venture had incurred $181.7 million of development costs. On March 2, 2012, the consolidated joint venture obtained a construction loan on the property that allows for borrowings of up to $140.0 million, bears interest at LIBOR plus 2.50% and matures on March 5, 2017. As of December 31, 2013, the consolidated joint venture had borrowed $91.4 million under the loan.
The Company's joint venture in Tysons Corner Center, a 2,130,000 square foot regional shopping center in McLean, Virginia, is currently expanding the property to include a 500,000 square foot office tower, a 430 unit residential tower and a 300 room Hyatt Regency hotel. The joint venture started the expansion project in October 2011 and expects the office tower to be completed in 2014 and the balance of the project to be completed in early 2015. The total cost of the project is estimated at $524.0 million, of which $262.0 million is estimated to be the Company's pro rata share. The Company has funded $125.2 million of the total of $250.5 million incurred by the joint venture as of December 31, 2013.
In November 2013, the Company started construction on the 175,000 square foot expansion of Fashion Outlets of Niagara Falls USA, a 525,000 square foot outlet center in Niagara Falls, New York. The Company expects to complete the project in late 2014. The total estimated project cost is $75.0 million. As of December 31, 2013, the Company had incurred $17.1 million of development costs.
Inflation:
In the last five years, inflation has not had a significant impact on the Company because of a relatively low inflation rate. Most of the leases at the Centers have rent adjustments periodically throughout the lease term. These rent increases are either in fixed increments or based on using an annual multiple of increases in the Consumer Price Index ("CPI"). In addition, approximately 6% to 13% of the leases for spaces 10,000 square feet and under, expire each year, which enables the Company to replace existing leases with new leases at higher base rents if the rents of the existing leases are below the then existing market rate. The Company has generally entered into leases that require tenants to pay a stated amount for operating expenses, generally excluding property taxes, regardless of the expenses actually incurred at any Center, which places the burden of cost control on the Company. Additionally, certain leases require the tenants to pay their pro rata share of operating expenses.
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

Revenue Recognition:
Minimum rental revenues are recognized on a straight-line basis over the term of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight line rent adjustment." Currently, 68% of the Mall Store and Freestanding Store leases contain provisions for CPI rent increases periodically throughout the term of the lease. The Company believes that using an annual multiple of CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases. Percentage rents are recognized when the tenants' specified sales targets have been met. Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred. Other tenants pay a fixed rate and these tenant recoveries are recognized as revenues on a straight-line basis over the term of the related leases.
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
Acquisitions:
The Company allocates the estimated fair value of acquisitions to land, building, tenant improvements and identified intangible assets and liabilities, based on their estimated fair values. In addition, any assumed mortgage notes payable are recorded at their estimated fair values. The estimated fair value of the land and buildings is determined utilizing an “as if vacant” methodology. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair value basis at the acquisition date prorated over the remaining lease terms. The tenant improvements are classified as an asset under property and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (i) leasing commissions and legal costs, which represent the value associated with “cost avoidance” of acquiring in-place leases, such as lease commissions paid under terms generally experienced in the Company's markets; (ii) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased; and (iii) above or below market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. Leasing commissions and legal costs are recorded in deferred charges and other assets and are amortized over the remaining lease terms. The value of in-place leases are recorded in deferred charges and other assets and amortized over the remaining lease terms plus an estimate of renewal of the acquired leases. Above or below market leases are classified in deferred charges and other assets or in other accrued liabilities, depending on whether the contractual terms are above or below market, and the asset or liability is amortized to minimum rents over the remaining terms of the leases. The remaining lease terms of below‑market leases may include certain below‑market fixed-rate renewal periods. In considering whether or not a lessee will execute a below‑market fixed-rate lease renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition such as tenant mix in the center, the Company's relationship with the tenant and the availability of competing tenant space.
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

Results of Operations
Many of the variations in the results of operations, discussed below, occurred because of the transactions affecting the Company's properties described above, including those related to the Acquisition Properties and the Redevelopment Properties as defined below.
For purposes of the discussion below, the Company defines "Same Centers" as those Centers that are substantially complete and in operation for the entirety of both periods of the comparison. Non-Same Centers for comparison purposes include recently acquired properties (“Acquisition Properties”) and those Centers or properties that are going through a substantial redevelopment often resulting in the closing of a portion of the Center (“Redevelopment Properties”). The Company moves a Center in and out of Same Centers based on whether the Center is substantially complete and in operation for the entirety of both periods of the comparison. Accordingly, the Same Centers consist of all consolidated centers, excluding the Acquisition Properties and the Redevelopment Properties for the periods of comparison.
For comparison of the year ended December 31, 2013 to the year ended December 31, 2012, the Acquisition Properties include 500 North Michigan Avenue, FlatIron Crossing, Arrowhead Towne Center, Kings Plaza Shopping Center, Green Acres Mall, Green Acres Adjacent, Camelback Colonnade and Superstition Springs Center. For comparison of the year ended December 31, 2012 to the year ended December 31, 2011, the Acquisition Properties include Desert Sky Mall, the Kohl's store at Capitola Mall, Superstition Springs Land, Fashion Outlets of Niagara Falls USA, the SDG Acquisition Properties, 500 North Michigan Avenue, FlatIron Crossing, Arrowhead Towne Center and Kings Plaza Shopping Center. The increase in revenues and expenses of the Acquisition Properties from the year ended December 31, 2012 to the year ended December 31, 2013 is primarily due to the acquisition of Kings Plaza Shopping Center and Green Acres Mall (See "Acquisitions and Dispositions" in Management's Overview and Summary). The increase in revenues and expenses of the Acquisition Properties from the year ended December 31, 2011 to the year ended December 31, 2012 is primarily due to the acquisition of the SDG Acquisition Properties (See "Acquisitions and Dispositions" in Management's Overview and Summary).
For the comparison of the year ended December 31, 2013 to the year ended December 31, 2012, the "Redevelopment Properties" are Fashion Outlets of Chicago and Paradise Valley Mall. For the comparison of the year ended December 31, 2012 to the year ended December 31, 2011, the "Redevelopment Property" is Fashion Outlets of Chicago. The increase in revenue and expenses of the Redevelopment Properties from the year ended December 31, 2012 to the year ended December 31, 2013 is primarily due to the opening of Fashion Outlets of Chicago on August 1, 2013.
Unconsolidated joint ventures are reflected using the equity method of accounting. The Company's pro rata share of the results from these Centers is reflected in the consolidated statements of operations as equity in income of unconsolidated joint ventures.
The Company considers tenant annual sales per square foot (for tenants in place for a minimum of 12 months or longer and 10,000 square feet and under) for regional shopping centers, occupancy rates (excluding large retail stores or "Anchors") for the Centers and releasing spreads (i.e. a comparison of initial average base rent per square foot on leases executed during the trailing twelve months to average base rent per square foot at expiration for the leases expiring during the year based on the spaces 10,000 square feet and under) to be key performance indicators of the Company's internal growth.
Tenant sales per square foot increased from $517 for the twelve months ended December 31, 2012 to $562 for the twelve months ended December 31, 2013. Occupancy rate increased from 93.8% at December 31, 2012 to 94.6% at December 31, 2013. Releasing spreads increased 17.2% for the twelve months ended December 31, 2013. These calculations exclude Centers under development or redevelopment, the 2013 property dispositions (See "Acquisitions and Dispositions" and "Other Transactions and Events" in Management's Overview and Summary) and the 2014 Disposition Center.
Releasing spreads remained positive as the Company was able to lease available space at average higher rents than the expiring rental rates, resulting in a releasing spread of $7.21 per square foot ($49.09 on new and renewal leases executed compared to $41.88 on leases expiring), representing a 17.2% increase for the trailing twelve months ended December 31, 2013. The Company expects that releasing spreads will continue to be positive in 2014 as it renews or relets leases that are scheduled to expire. These leases that are scheduled to expire represent 1,100,000 square feet of the Centers, accounting for 8.0% of the GLA of mall stores and freestanding stores, for spaces 10,000 square feet and under, as of December 31, 2013.
During the trailing twelve months ended December 31, 2013, the Company signed 317 new leases and 384 renewal leases comprising approximately 1.2 million square feet of GLA, of which 1.0 million square feet related to the consolidated Centers. The annual initial average base rent for new and renewal leases was $49.09 per square foot for the trailing twelve months ended December 31, 2013 with an average tenant allowance of $12.58 per square foot.

Comparison of Years Ended December 31, 2013 and 2012
Revenues:
Minimum and percentage rents (collectively referred to as "rental revenue") increased by $132.6 million, or 28.3%, from 2012 to 2013. The increase in rental revenue is attributed to an increase of $114.4 million from the Acquisition Properties, $9.6 million from the Same Centers and $8.6 million from the Redevelopment Properties. The increase at the Same Centers is primarily attributed to an increase in releasing spreads and an increase in tenant occupancy.
Rental revenue includes the amortization of above and below-market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below-market leases increased from $5.2 million in 2012 to $6.6 million in 2013. The amortization of straight-line rents increased from $5.4 million in 2012 to $7.5 million in 2013. Lease termination income decreased from $4.6 million in 2012 to $3.3 million in 2013.
Tenant recoveries increased $90.2 million, or 36.4%, from 2012 to 2013. The increase in tenant recoveries is attributed to increases of $80.5 million from the Acquisition Properties, $5.1 million from the Same Centers and $4.6 million from the Redevelopment Properties. The increase at the Same Centers is due to an increase in rent and tenant occupancy.
Management Companies' revenue decreased from $41.2 million in 2012 to $40.2 million in 2013 primarily due to a reduction in management fees from the sales of Kitsap Mall, Redmond Town Center and Ridgmar Mall in 2013 and the conversion of Arrowhead Towne Center and FlatIron Crossing from joint ventures to consolidated Centers in 2012 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Other revenues increased $10.3 million, or 25.7%, from 2012 to 2013. The increase in other revenues is attributed to an increase of $8.4 million from the Acquisition Properties and $2.1 million from the Redevelopment Properties offset in part by a decrease of $0.2 million from the Same Centers.
Shopping Center and Operating Expenses:
Shopping center and operating expenses increased $77.9 million, or 30.9%, from 2012 to 2013. The increase in shopping center and operating expenses is attributed to an increase of $76.4 million from the Acquisition Properties and $4.8 million from Redevelopment Properties offset in part by a decrease of $3.3 million from the Same Centers. The decrease at the Same Centers is primarily due to a decrease in property taxes and operations and maintenance costs.
Management Companies' Operating Expenses:
Management Companies' operating expenses increased $7.9 million from 2012 to 2013 due to an increase in compensation costs.
REIT General and Administrative Expenses:
REIT general and administrative expenses increased by $7.4 million from 2012 to 2013 due to an increase in share and unit-based compensation costs.
Depreciation and Amortization:
Depreciation and amortization increased $79.5 million from 2012 to 2013. The increase in depreciation and amortization is primarily attributed to an increase of $79.0 million from the Acquisition Properties and $2.4 million from the Redevelopment Properties offset in part by a decrease of $1.9 million from the Same Centers.
Interest Expense:
Interest expense increased $32.9 million from 2012 to 2013. The increase in interest expense was primarily attributed to increases of $34.7 million from the Acquisition Properties and $5.0 million from the Same Centers offset in part by decreases of $4.7 million from the convertible senior notes ("Senior Notes"), which were paid off in full in March 2012 (See Liquidity and Capital Resources), $1.6 million from reduced borrowings under the line of credit, $0.1 million from the term loan and $0.4 million from the Redevelopment Properties.
The above interest expense items are net of capitalized interest, which increased from $10.7 million in 2012 to $10.8 million in 2013.

Equity in Income of Unconsolidated Joint Ventures:
Equity in income of unconsolidated joint ventures increased $88.3 million from 2012 to 2013. The increase is primarily attributed to the Company's share of the gains on the sales in 2013 of Redmond Town Center Office of $44.4 million, Kitsap Mall of $28.1 million, Redmond Town Center of $18.3 million and Ridgmar Mall of $3.1 million offset in part by the Company's share of the gain on the sale of SanTan Village Power Center of $11.5 million in 2012 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
(Loss) Gain on Remeasurement, Sale or Write down of Assets, net:
Gain on remeasurement, sale or write down of assets, net decreased $255.5 million from 2012 to 2013. The decrease is primarily attributed to the $200.0 million of remeasurement gains from the purchase of ownership interests in Arrowhead Towne Center and FlatIron Crossing in 2012, the $48.5 million gain on the sales of the Company's ownership interests in Chandler Festival, Chandler Village Center, Chandler Gateway and NorthPark Center in 2012 and the $82.2 million impairment loss in 2013 offset in part by the $51.2 million of remeasurement gains from the Camelback Colonnade Restructuring, the purchase of the remaining ownership interest in Superstition Springs Center (See "Acquisitions and Dispositions" in Management's Overview and Summary) and the $19.4 million write-off of development costs in 2012.
Total Income from Discontinued Operations:
Total income from discontinued operations increased $226.7 million from 2012 to 2013. The increase in income from discontinued operations is primarily due to the $293.4 million of gain on the sales of Green Tree Mall, Northridge Mall, Rimrock Mall, Chesterfield Towne Center and Centre at Salisbury in 2013 offset in part by the $24.6 million impairment loss on Fiesta Mall in 2012 (See "Acquisitions and Dispositions" and "Other Transactions and Events" in Management's Overview and Summary). This overall increase was offset in part by the $77.0 million of gain on the sales and dispositions of Valley View Center, Prescott Gateway, Carmel Plaza and Hilton Village in 2012 (See "Acquisitions and Dispositions" and "Other Transactions and Events" in Management's Overview and Summary).
Net Income:
Net income increased $82.6 million from 2012 to 2013. The increase in net income is primarily attributed to increases of $226.7 million from discontinued operations, $88.3 million from equity in income of unconsolidated joint ventures and $27.9 million from the operating results of the consolidated properties offset in part by a decrease of $255.5 million from gains on remeasurement, sale or write down of assets, net, as discussed above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO—diluted decreased 8.7% from $577.9 million in 2012 to $527.6 million in 2013. For a reconciliation of FFO and FFO—diluted to net income available to common stockholders, the most directly comparable GAAP financial measure, see "Funds From Operations ("FFO") and Adjusted Funds From Operations ("AFFO")."
Operating Activities:
Cash provided by operating activities increased from $351.3 million in 2012 to $422.0 million in 2013. The increase was primarily due to changes in assets and liabilities and the results of the Acquisition Properties as discussed above.
Investing Activities:
Cash provided by investing activities increased $1.2 billion from 2012 to 2013. The increase in cash provided by investing activities was primarily due to a decrease in the acquisitions of property of $545.6 million, an increase in distributions from unconsolidated joint ventures of $393.6 million and an increase in proceeds from the sale of assets of $279.4 million. The increase in distributions from unconsolidated joint ventures is primarily attributed to the distribution of the Company's share of net proceeds from the refinancing of the mortgage note payable on Tysons Corner Center in 2013 (See Liquidity and Capital Resources) and the Company's share of cash proceeds from the sales of Kitsap Mall, Redmond Town Center and Redmond Town Center Office in 2013 (See "Acquisitions and Dispositions" and "Other Transactions and Events" in Management's Overview and Summary).
Financing Activities:
Cash used in financing activities increased $1.3 billion from 2012 to 2013. The increase in cash used in financing activities was primarily due to an increase in payments on mortgages, bank and other notes payable of $679.2 million and a decrease in proceeds from mortgages, bank and other notes payable of $620.7 million.

Comparison of Years Ended December 31, 2012 and 2011
Revenues:
Rental revenue increased by $70.6 million, or 17.7%, from 2011 to 2012. The increase in rental revenue is attributed to a increase of $74.0 million from the Acquisition Properties offset in part by a decrease of $3.4 million from the Same Centers. The decrease at the Same Centers is primarily attributed to the decrease in above and below-market leases and lease termination income as noted below.
The amortization of above and below market leases decreased from $9.3 million in 2011 to $5.2 million in 2012. The amortization of straight-line rents increased from $4.6 million in 2011 to $5.4 million in 2012. Lease termination income decreased from $5.5 million in 2011 to $4.6 million in 2012.
Tenant recoveries increased by $31.7 million from 2011 to 2012. The increase in tenant recoveries is primarily attributed to an increase of $32.3 million from the Acquisition Properties offset in part by a decrease of $0.6 million from the Same Centers.
Management Companies' revenue increased from $40.4 million in 2011 to $41.2 million in 2012 primarily due to an increase in development fees.
Shopping Center and Operating Expenses:
Shopping center and operating expenses increased $38.1 million, or 17.8%, from 2011 to 2012. The increase in shopping center and operating expenses is attributed to an increase of $41.2 million from the Acquisition Properties offset in part by a decrease of $3.1 million from the Same Centers. The decrease at the Same Centers is primarily due to a reduction in property taxes and maintenance costs.
Management Companies' Operating Expenses:
Management Companies' operating expenses decreased $1.0 million from 2011 to 2012 due to a decrease in compensation costs.
REIT General and Administrative Expenses:
REIT general and administrative expenses decreased by $0.7 million from 2011 to 2012.
Depreciation and Amortization:
Depreciation and amortization increased $49.6 million from 2011 to 2012. The increase in depreciation and amortization is primarily attributed to an increase of $45.8 million from the Acquisition Properties and $3.8 million from the Same Centers.
Interest Expense:
Interest expense decreased $2.9 million from 2011 to 2012. The decrease in interest expense was primarily attributed to decreases of $25.3 million from the Senior Notes, which were paid off in full in March 2012 (See Liquidity and Capital Resources), $7.7 million from the Same Centers and $1.3 million from the Redevelopment Property. These decreases were offset in part by increases of $19.5 million from the Acquisition Properties, $8.9 million from the borrowings under the line of credit and $3.0 million from the term loans. The decrease from the Same Centers was primarily due to the maturity of a $400.0 million interest rate swap agreement in April 2011.
The above interest expense items are net of capitalized interest, which decreased from $11.9 million in 2011 to $10.7 million in 2012 due to a decrease in interest rates in 2012.
Loss on Early Extinguishment of Debt:
The loss on early extinguishment of debt of $1.5 million is due to the loss from the repurchase of the Senior Notes in 2011.
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
Gain (loss) on Remeasurement, Sale or Write down of Assets, net:
Gain on remeasurement, sale or write down of assets, net increased $250.7 million from 2011 to 2012. The increase is primarily attributed to the $115.7 million remeasurement gain on the purchase of ownership interest in Arrowhead Towne Center in 2012, the $84.2 million remeasurement gain on the purchase of ownership interest in FlatIron Crossing in 2012 and the $24.6 million gain on the buyout of the Company's ownership interest in NorthPark Center in 2012 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Total Income (loss) from Discontinued Operations:
Total income from discontinued operations increased $133.6 million from 2011 to 2012. The increase is primarily due to the gains on the 2012 dispositions of Valley View Center of $49.7 million, Prescott Gateway of $16.3 million and Carmel Plaza of $7.8 million and the loss on the 2011 disposition of Shoppingtown Mall of $39.7 million and the impairment charge of $19.2 million on The Borgata in 2011. These increases were offset in part by the impairment loss of $24.6 million on Fiesta Mall in 2012. See "Acquisitions and Dispositions" and "Other Transactions and Events" in Management's Overview and Summary.
Net Income:
Net income increased $197.3 million from 2011 to 2012. The increase in net income is primarily attributed to increases of $250.7 million from gains on remeasurement, sale or write down of assets, net, and $133.6 million from discontinued operations offset in part by a decrease of $215.4 million from equity in income of unconsolidated joint ventures.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO—diluted increased 44.6% from $399.6 million in 2011 to $577.9 million in 2012. For a reconciliation of FFO and FFO—diluted to net income available to common stockholders, the most directly comparable GAAP financial measure, see "Funds From Operations ("FFO") and Adjusted Funds From Operations ("AFFO")."
Operating Activities:
Cash provided by operating activities increased from $237.3 million in 2011 to $351.3 million in 2012. The increase was primarily due to changes in assets and liabilities and the results at the Centers as discussed above.
Investing Activities:
Cash used in investing activities increased from $212.1 million in 2011 to $963.4 million in 2012. The increase in cash used in investing activities was primarily due to increases of $936.7 million from acquisitions of properties and $83.3 million from the development, redevelopment and renovations of properties offset in part by an increase of $119.7 million in proceeds from the sale of assets, an increase of $106.6 million in distributions from unconsolidated joint ventures and a decrease of $60.0 million in contributions to unconsolidated joint ventures. The increase in the acquisitions of properties is primarily due to the purchases of Kings Plaza Shopping Center and the remaining ownership interests in FlatIron Crossing and Arrowhead Towne Center in 2012 (See "Acquisitions and Dispositions" in Management's Overview and Summary). The increase in proceeds from the sale of assets is primarily due to the buyout of the Company's ownership interest in NorthPark Center and the sales of The Borgata, Carmel Plaza, Hilton Village and ownership interests in Chandler Festival, Chandler Village Center and Chandler Gateway in 2012. The increase in distributions from the unconsolidated joint ventures is primarily due to the distribution of the Company's pro rata share of the excess refinancing proceeds of Queens Center in 2012.
Financing Activities:
Cash provided by financing activities increased from a deficit of $403.6 million in 2011 to a surplus of $610.6 million in 2012. The increase in cash provided by financing activities was primarily due to an increase in proceeds from mortgages, bank and other notes payable of $2.4 billion, the repurchase of the Senior Notes of $180.3 million in 2012 and the net proceeds from the at-the-market program of $175.6 million (See Liquidity and Capital Resources) offset in part by an increase in payments on mortgages, bank and other notes payable of $1.7 billion.

Liquidity and Capital Resources
The Company anticipates meeting its liquidity needs for its operating expenses and debt service and dividend requirements for the next twelve months through cash generated from operations, working capital reserves and/or borrowings under its unsecured line of credit.
The following tables summarize capital expenditures and lease acquisition costs incurred at the Centers for the years ended December 31:

(Dollars in thousands)	2013	2012	2011
Consolidated Centers:
Acquisitions of property and equipment	$591,565	$1,313,091	$314,575
Development, redevelopment, expansion and renovation of Centers	164,340	158,474	88,842
Tenant allowances	20,949	18,116	19,418
Deferred leasing charges	23,926	23,551	29,280
	$800,780	$1,513,232	$452,115
Joint Venture Centers (at Company's pro rata share):
Acquisitions of property and equipment	$8,182	$5,080	$143,390
Development, redevelopment, expansion and renovation of Centers	118,764	79,642	37,712
Tenant allowances	8,086	6,422	8,406
Deferred leasing charges	3,331	4,215	4,910
	$138,363	$95,359	$194,418
The Company expects amounts to be incurred during the next twelve months for tenant allowances and deferred leasing charges to be comparable or less than 2013 and that capital for those expenditures will be available from working capital, cash flow from operations, borrowings on property specific debt or unsecured corporate borrowings. The Company expects to incur between $250 million and $350 million during the next twelve months for development, redevelopment, expansion and renovations. Capital for these major expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of debt or equity financings, which are expected to include borrowings under the Company's line of credit and construction loans. The Company has also generated liquidity in the past through equity offerings, property refinancings, joint venture transactions and the sale of non-core assets. For example, during the year ended December 31, 2013, the Company refinanced the mortgage note payable at Tysons Corner Center. The Company's pro rata share of the net proceeds was $275.0 million, which was used to pay down its line of credit. The Company has also recently sold certain non-core assets and has announced plans to sell additional non-core assets in 2014, depending on market conditions. Furthermore, the Company has filed a shelf registration statement which registered an unspecified amount of common stock, preferred stock, depositary shares, debt securities, warrants, rights and units.
The capital and credit markets can fluctuate and, at times, limit access to debt and equity financing for companies. As demonstrated by the Company's activity in 2013, including through its $500 million ATM Program as discussed below and its $1.5 billion line of credit, the Company has been able to access capital; however, there is no assurance the Company will be able to do so in future periods or on similar terms and conditions. Many factors impact the Company's ability to access capital, such as its overall debt level, interest rates, interest coverage ratios and prevailing market conditions. In the event that the Company has significant tenant defaults as a result of the overall economy and general market conditions, the Company could have a decrease in cash flow from operations, which could result in increased borrowings under its line of credit. These events could result in an increase in the Company's proportion of floating rate debt, which would cause it to be subject to interest rate fluctuations in the future.
The Company has an equity distribution agreement ("Distribution Agreement") with a number of sales agents to issue and sell, from time to time, shares of common stock, having an aggregate offering price of up to $500 million (the “Shares”). Sales of the Shares, if any, may be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering, which includes sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange. This offering is referred to herein as the "ATM Program". During the three months ended December 31, 2013, the Company did not sell any shares of common stock under the ATM Program. During the year ended December 31, 2013, the Company sold 2,456,956 shares of common stock under the ATM Program in exchange for aggregate gross proceeds of $173.0 million and net proceeds of $171.1 million after commissions and other transaction costs. The proceeds from the sales were used to pay down the Company's line of credit. As of December 31, 2013, $149.1 million remained available to be sold under the ATM Program. Actual future sales will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and our capital needs. The Company has no obligation to sell the remaining shares available for sale under the ATM Program.
The Company's total outstanding loan indebtedness at December 31, 2013 was $6.0 billion (consisting of $4.6 billion of consolidated debt, less $0.3 billion attributable to noncontrolling interests, plus $1.7 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand.
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
On August 6, 2013, the Company's line of credit was amended and extended. The amended facility provides for an interest rate of LIBOR plus a spread of 1.375% to 2.0%, depending on the Company's overall leverage levels, and matures on August 6, 2018. Based on the Company's leverage level as of December 31, 2013, the borrowing rate on the facility was LIBOR plus 1.50%. In addition, the line of credit can now be expanded, depending on certain conditions, up to a total facility of $2.0 billion (without giving effect to the $125.0 million unsecured term loan described below). All obligations under the amended facility are unconditionally guaranteed only by the Company. At December 31, 2013, total borrowings under the line of credit were $30.0 million with an average effective interest rate of 1.85%.
The Company has a $125.0 million unsecured term loan under the Company's line of credit that bears interest at LIBOR plus a spread of 1.95% to 3.20%, depending on the Company's overall leverage levels, and matures on December 8, 2018. Based on the Company's leverage level at December 31, 2013, the borrowing rate was LIBOR plus 2.20%. As of December 31, 2013, the total interest rate was 2.51%.
At December 31, 2013, the Company was in compliance with all applicable loan covenants under its agreements.
At December 31, 2013, the Company had cash and cash equivalents available of $69.7 million.
Off-Balance Sheet Arrangements:
The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the consolidated balance sheets of the Company as investments in unconsolidated joint ventures.
In addition, one joint venture has secured debt that could become recourse debt to the Company in excess of the Company's pro rata share, should the joint venture be unable to discharge the obligation of the related debt. At December 31, 2013, the balance of the debt that could be recourse to the Company was $33.5 million offset in part by an indemnity agreement from a joint venture partner for $16.8 million. The maturity of the recourse debt, net of indemnification, is $16.8 million in 2015.
Additionally, as of December 31, 2013, the Company is contingently liable for $18.9 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Contractual Obligations:
The following is a schedule of contractual obligations as of December 31, 2013 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)	$5,002,357	$169,673	$1,048,824	$1,344,239	$2,439,621
Operating lease obligations(1)	369,416	15,339	30,749	26,641	296,687
Purchase obligations(1)	57,969	57,969	—	—	—
Other long-term liabilities	331,833	291,315	3,138	3,470	33,910
	$5,761,575	$534,296	$1,082,711	$1,374,350	$2,770,218
_______________________________________________________________________________

(1)	See Note 18—Commitments and Contingencies in the Company's Notes to the Consolidated Financial Statements.
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
FFO and FFO on a diluted basis are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization, as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. The Company believes that such a presentation also provides investors with a more meaningful measure of its operating results in comparison to the operating results of other REITs. The Company believes that AFFO and AFFO on a diluted basis provide useful supplemental information regarding the Company's performance as they show a more meaningful and consistent comparison of the Company's operating performance and allow investors to more easily compare the Company's results without taking into account non-cash credits and charges on properties controlled by either a receiver or loan servicer. The Company believes that FFO and AFFO on a diluted basis are measures investors find most useful in measuring the dilutive impact of outstanding convertible securities.
The Company believes that FFO and AFFO do not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as defined by GAAP, and are not indicative of cash available to fund all cash flow needs. The Company also cautions that FFO and AFFO, as presented, may not be comparable to similarly titled measures reported by other real estate investment trusts.
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
The following reconciles net income attributable to the Company to FFO and FFO-diluted for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 and FFO and FFO—diluted to AFFO and AFFO—diluted for the same periods (dollars and shares in thousands):

	2013	2012	2011	2010	2009
Net income attributable to the Company	$420,090	$337,426	$156,866	$25,190	$120,742
Adjustments to reconcile net income attributable to the Company to FFO—basic:
Noncontrolling interests in the Operating Partnership	29,637	27,359	13,529	2,497	17,517
(Gain) loss on remeasurement, sale or write down of consolidated assets, net	(258,310)	(159,575)	76,338	(474)	(121,766)
Add: gain (loss) on undepreciated assets—consolidated assets	2,546	(390)	2,277	—	4,762
Add: noncontrolling interests share of (loss) gain on sale of assets—consolidated joint ventures	(2,082)	1,899	(1,441)	2	310
(Gain) loss on remeasurement, sale or write down of assets—unconsolidated joint ventures(1)	(94,372)	(2,019)	(200,828)	(823)	7,642
Add: gain (loss) on sale of undepreciated assets—unconsolidated joint ventures(1)	602	1,163	51	613	(152)
Depreciation and amortization on consolidated assets	374,425	307,193	269,286	246,812	266,164
Less: noncontrolling interests in depreciation and amortization—consolidated joint ventures	(19,928)	(18,561)	(18,022)	(17,979)	(7,871)
Depreciation and amortization—unconsolidated joint ventures(1)	86,866	96,228	115,431	109,906	106,435
Less: depreciation on personal property	(11,900)	(12,861)	(13,928)	(14,436)	(13,740)
FFO—basic and diluted	527,574	577,862	399,559	351,308	380,043
Shoppingtown Mall	—	422	3,491	—	—
Valley View Center	—	(101,105)	8,786	—	—
Prescott Gateway	—	(16,296)	—	—	—
AFFO and AFFO—diluted	$527,574	$460,883	$411,836	$351,308	$380,043
Weighted average number of FFO shares outstanding for:
FFO—basic(2)	149,444	144,937	142,986	132,283	93,010
Adjustments for the impact of dilutive securities in computing FFO—diluted:
Share and unit-based compensation	82	—	—	—	—
FFO—diluted(3)	149,526	144,937	142,986	132,283	93,010
_______________________________________________________________________________

(1)	Unconsolidated assets are presented at the Company's pro rata share.

(2)
Calculated based upon basic net income as adjusted to reach basic FFO. During the years ended December 31, 2013, 2012, 2011, 2010 and 2009, there were 9.8 million, 10.9 million, 11.4 million, 11.6 million and 11.8 million OP Units outstanding, respectively.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company's primary market risk exposure is interest rate risk. The Company has managed and will continue to manage interest rate risk by (1) maintaining a ratio of fixed rate, long-term debt to total debt such that floating rate exposure is kept at an acceptable level, (2) reducing interest rate exposure on certain long-term floating rate debt through the use of interest rate caps and/or swaps with matching maturities where appropriate, (3) using treasury rate locks where appropriate to fix rates on anticipated debt transactions, and (4) taking advantage of favorable market conditions for long-term debt and/or equity.
The following table sets forth information as of December 31, 2013 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV") (dollars in thousands):

	For the years ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total	FV
CONSOLIDATED CENTERS:
Long term debt:
Fixed rate	$74,253	$507,350	$421,630	$69,312	$696,435	$2,344,969	$4,113,949	$4,201,081
Average interest rate	3.88%	5.56%	5.40%	3.67%	3.38%	4.04%	4.25%
Floating rate	90,000	—	67,500	156,278	155,000	—	468,778	461,226
Average interest rate	2.72%	—%	2.00%	2.98%	2.38%	—%	2.59%
Total debt—Consolidated Centers	$164,253	$507,350	$489,130	$225,590	$851,435	$2,344,969	$4,582,727	$4,662,307
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long term debt (at Company's pro rata share):
Fixed rate	$50,786	$217,219	$274,705	$66,131	$105,144	$920,011	$1,633,996	$1,663,306
Average interest rate	6.66%	5.55%	6.59%	4.45%	4.39%	3.70%	4.60%
Floating rate	563	14,312	26,067	1,137	73,864	—	115,943	114,304
Average interest rate	2.31%	3.06%	3.37%	2.20%	2.23%	—%	2.59%
Total debt—Unconsolidated Joint Venture Centers	$51,349	$231,531	$300,772	$67,268	$179,008	$920,011	$1,749,939	$1,777,610
The Consolidated Centers' total fixed rate debt at December 31, 2013 and 2012 was $4.1 billion and $3.7 billion, respectively. The average interest rate on such fixed rate debt at December 31, 2013 and 2012 was 4.25% and 4.40%, respectively. The Consolidated Centers' total floating rate debt at December 31, 2013 and 2012 was $0.5 billion and $1.5 billion, respectively. The average interest rate on floating rate debt at December 31, 2013 and 2012 was 2.59% and 3.05%, respectively.
The Company's pro rata share of the Unconsolidated Joint Venture Centers' fixed rate debt at December 31, 2013 and 2012 was $1.6 billion and $1.5 billion, respectively. The average interest rate on such fixed rate debt at December 31, 2013 and 2012 was 4.60% and 5.27%, respectively. The Company's pro rata share of the Unconsolidated Joint Venture Centers' floating rate debt at December 31, 2013 and 2012 was $115.9 million and $178.3 million, respectively. The average interest rate on such floating rate debt at December 31, 2013 and 2012 was 2.59% and 3.69%, respectively.
The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value (See Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements). Interest rate cap agreements offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements effectively replace a floating rate on the notional amount with a fixed rate as noted above. As of December 31, 2013, the Company did not have any interest rate cap or swap agreements in place.
In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $5.8 million per year based on $584.7 million of floating rate debt outstanding at December 31, 2013.
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusion Regarding Effectiveness of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation as of December 31, 2013, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992). The Company's management concluded that, as of December 31, 2013, its internal control over financial reporting was effective based on this assessment.
KPMG LLP, the independent registered public accounting firm that audited the Company's 2013, 2012 and 2011 consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the Company's internal control over financial reporting which follows below.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
The Macerich Company:

We have audited The Macerich Company's (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, The Macerich Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity and redeemable noncontrolling interests and cash flows for each of the years in the three-year period ended December 31, 2013, and the related financial statement schedule III - Real Estate and Accumulated Depreciation, and our report dated February 21, 2014 expressed an unqualified opinion on those consolidated financial statements and the financial statement schedule.

/s/ KPMG LLP

Los Angeles, California
February 21, 2014

ITEM 9B.    OTHER INFORMATION
Additional Material Federal Income Tax Considerations
The following is a summary of certain additional material federal income tax considerations with respect to the ownership of the Company's shares of common stock. This summary supplements and should be read together with “Material United States Federal Income Tax Considerations” in the prospectus dated September 9, 2011 and filed as part of a registration statement on Form S-3 (No. 333-176762), as supplemented by “Supplemental Material United States Federal Income Tax Considerations” in the prospectus supplement thereto, dated August 17, 2012.
FATCA Withholding
Pursuant to Sections 1471 through 1474 of the Code and the U.S. Treasury regulations promulgated thereunder (“FATCA”), beginning after June 30, 2014, a U.S. withholding tax will be imposed at a rate of 30% on dividends paid on the Company's common stock received by or through certain foreign financial institutions (as defined by FATCA) that fail to comply with certain information reporting obligations relating to U.S. persons that either have accounts with such institutions or own certain debt or equity interests in such institutions. Similarly, dividends in respect of the Company's common stock held by a stockholder that is a non-financial non-U.S. entity may be subject to withholding at a rate of 30% unless such entity either (i) certifies that such entity does not have any “substantial United States owners” or (ii) provides certain information regarding its “substantial United States owners,” which the Company will in turn provide to the Secretary of the Treasury. Accordingly, a stockholder could be subject to FATCA withholding with respect to dividends received with respect to our common stock either because such stockholder (A) is a foreign financial institution or non-financial non-U.S. entity that fails to comply with the information reporting obligations mentioned above or (B) holds our common stock through a non-U.S. intermediary (e.g., a foreign bank or broker) that fails to comply with these requirements (regardless of whether such stockholder, itself, complies with these requirements). In addition, in the cases described above, 30% withholding will also apply to gross proceeds from the disposition of the Company's common stock occurring after December 31, 2016. Certain countries have entered into, and other countries are expected to enter into, intergovernmental agreements with the United States to facilitate the type of information reporting required under FATCA. While the existence of these intergovernmental agreements is expected to reduce the risk of FATCA withholding for non-U.S. stockholders resident in (or stockholders holding our common stock through financial institutions resident in) those countries, such agreements will not eliminate that risk.
Neither the Company nor any intermediary will pay any additional amounts in respect of any amounts withheld. Prospective investors are, therefore, urged to consult their tax advisors regarding the impact of FATCA on their investment in our common stock.
Recent Legislation
Pursuant to recently enacted legislation, as of January 1, 2013, (1) the maximum tax rate on “qualified dividend income” received by U.S. stockholders taxed at individual rates is 20%, (2) the maximum tax rate on long-term capital gain applicable to U.S. stockholders taxed at individual rates is 20%, and (3) the highest marginal individual income tax rate is 39.6%. Pursuant to such legislation, the backup withholding rate remains at 28%. Such legislation also makes permanent certain federal income tax provisions that were scheduled to expire on December 31, 2012. Stockholders are urged to consult their tax advisors regarding the impact of this legislation on the purchase, ownership and sale of the Company's common stock.
PART III
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
There is hereby incorporated by reference the information which appears under the captions "Information Regarding our Director Nominees," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Audit Committee Matters" in the Company's definitive proxy statement for its 2014 Annual Meeting of Stockholders that is responsive to the information required by this Item.
The Company has adopted a Code of Business Conduct and Ethics that provides principles of conduct and ethics for its directors, officers and employees. This Code complies with the requirements of the Sarbanes-Oxley Act of 2002 and applicable rules of the Securities and Exchange Commission and the New York Stock Exchange. In addition, the Company has adopted a Code of Ethics for its CEO and senior financial officers which supplements the Code of Business Conduct and Ethics applicable to all employees and complies with the additional requirements of the Sarbanes-Oxley Act of 2002 and applicable rules of the Securities and Exchange Commission. To the extent required by applicable rules of the Securities and Exchange Commission and the New York Stock Exchange, the Company intends to promptly disclose future amendments to certain provisions of these Codes or waivers of such provisions granted to directors and executive officers, including the Company’s principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, on the Company’s website at www.macerich.com under "Investing—Corporate Governance-Code of Ethics." Each of these Codes of Conduct is available on the Company’s website at www.macerich.com under "Investing—Corporate Governance."
During 2013, there were no material changes to the procedures described in the Company's proxy statement relating to the 2013 Annual Meeting of Stockholders by which stockholders may recommend nominees to the Company.
ITEM 11.    EXECUTIVE COMPENSATION
There is hereby incorporated by reference the information which appears under the caption "Election of Directors" in the Company's definitive proxy statement for its 2014 Annual Meeting of Stockholders that is responsive to the information required by this Item.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
There is hereby incorporated by reference the information which appears under the captions "Principal Stockholders," "Information Regarding Our Director Nominees," "Executive Officers" and "Equity Compensation Plan Information" in the Company's definitive proxy statement for its 2014 Annual Meeting of Stockholders that is responsive to the information required by this Item.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
There is hereby incorporated by reference the information which appears under the captions "Certain Transactions" and "The Board of Directors and its Committees" in the Company's definitive proxy statement for its 2014 Annual Meeting of Stockholders that is responsive to the information required by this Item.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
There is hereby incorporated by reference the information which appears under the captions "Principal Accountant Fees and Services" and "Audit Committee Pre-Approval Policy" in the Company's definitive proxy statement for its 2014 Annual Meeting of Stockholders that is responsive to the information required by this Item.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
The Macerich Company:
We have audited the accompanying consolidated balance sheets of The Macerich Company and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity and redeemable noncontrolling interests and cash flows for each of the years in the three‑year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule III - Real Estate and Accumulated Depreciation. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Macerich Company and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule III - Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2014, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Los Angeles, California
February 21, 2014

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)

	December 31,
	2013	2012
ASSETS:
Property, net	$7,621,766	$7,479,546
Cash and cash equivalents	69,715	65,793
Restricted cash	16,843	78,658
Marketable securities	—	23,667
Tenant and other receivables, net	99,497	103,744
Deferred charges and other assets, net	533,058	565,130
Loans to unconsolidated joint ventures	2,756	3,345
Due from affiliates	30,132	17,068
Investments in unconsolidated joint ventures	701,483	974,258
Total assets	$9,075,250	$9,311,209
LIABILITIES AND EQUITY:
Mortgage notes payable:
Related parties	$269,381	$274,609
Others	4,145,809	4,162,734
Total	4,415,190	4,437,343
Bank and other notes payable	167,537	824,027
Accounts payable and accrued expenses	76,941	70,251
Other accrued liabilities	363,158	318,174
Distributions in excess of investments in unconsolidated joint ventures	252,192	152,948
Co-venture obligation	81,515	92,215
Total liabilities	5,356,533	5,894,958
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 140,733,683 and 137,507,010 shares issued and outstanding at December 31, 2013 and 2012, respectively	1,407	1,375
Additional paid-in capital	3,906,148	3,715,895
Accumulated deficit	(548,806)	(639,741)
Total stockholders' equity	3,358,749	3,077,529
Noncontrolling interests	359,968	338,722
Total equity	3,718,717	3,416,251
Total liabilities and equity	$9,075,250	$9,311,209

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	For The Years Ended December 31,
	2013	2012	2011
Revenues:
Minimum rents	$578,113	$447,321	$381,274
Percentage rents	23,156	21,388	16,818
Tenant recoveries	337,772	247,593	215,872
Management Companies	40,192	41,235	40,404
Other	50,242	39,980	30,376
Total revenues	1,029,475	797,517	684,744
Expenses:
Shopping center and operating expenses	329,795	251,923	213,832
Management Companies' operating expenses	93,461	85,610	86,587
REIT general and administrative expenses	27,772	20,412	21,113
Depreciation and amortization	357,165	277,621	227,980
	808,193	635,566	549,512
Interest expense:
Related parties	15,016	15,386	16,743
Other	182,231	149,006	150,506
	197,247	164,392	167,249
(Gain) loss on extinguishment of debt, net	(1,432)	—	1,485
Total expenses	1,004,008	799,958	718,246
Equity in income of unconsolidated joint ventures	167,580	79,281	294,677
Co-venture expense	(8,864)	(6,523)	(5,806)
Income tax benefit	1,692	4,159	6,110
(Loss) gain on remeasurement, sale or write down of assets, net	(26,852)	228,690	(22,037)
Income from continuing operations	159,023	303,166	239,442
Discontinued operations:
Gain (loss) on disposition of assets, net	286,414	50,811	(67,333)
Income (loss) from discontinued operations	3,522	12,412	(3,034)
Total income (loss) from discontinued operations	289,936	63,223	(70,367)
Net income	448,959	366,389	169,075
Less net income attributable to noncontrolling interests	28,869	28,963	12,209
Net income attributable to the Company	$420,090	$337,426	$156,866
Earnings per common share attributable to Company—basic:
Income from continuing operations	$1.07	$2.07	$1.67
Discontinued operations	1.94	0.44	(0.49)
Net income attributable to common stockholders	$3.01	$2.51	$1.18
Earnings per common share attributable to Company—diluted:
Income from continuing operations	$1.06	$2.07	$1.67
Discontinued operations	1.94	0.44	(0.49)
Net income attributable to common stockholders	$3.00	$2.51	$1.18
Weighted average number of common shares outstanding:
Basic	139,598,000	134,067,000	131,628,000
Diluted	139,680,000	134,148,000	131,628,000

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For The Years Ended December 31,
	2013	2012	2011
Net income	$448,959	$366,389	$169,075
Other comprehensive income:
Interest rate swap/cap agreements	—	—	3,237
Comprehensive income	448,959	366,389	172,312
Less comprehensive income attributable to noncontrolling interests	28,869	28,963	12,209
Comprehensive income attributable to the Company	$420,090	$337,426	$160,103

 The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS
(Dollars in thousands, except per share data)

	Stockholders' Equity
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at January 1, 2011	130,452,032	$1,304	$3,456,569	$(564,357)	$(3,237)	$2,890,279	$297,717	$3,187,996	$11,366
Net income	—	—	—	156,866	—	156,866	12,044	168,910	165
Interest rate swap/cap agreements	—	—	—	—	3,237	3,237	—	3,237	—
Amortization of share and unit-based plans	597,415	6	18,513	—	—	18,519	—	18,519	—
Exercise of stock options	10,800	—	266	—	—	266	—	266	—
Exercise of stock warrants	—	—	(1,278)	—	—	(1,278)	—	(1,278)	—
Employee stock purchases	17,285	—	766	—	—	766	—	766	—
Distributions paid ($2.05) per share	—	—	—	(271,140)	—	(271,140)	—	(271,140)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(25,643)	(25,643)	(165)
Contributions from noncontrolling interests	—	—	—	—	—	—	78,921	78,921	—
Other	—	—	4,139	—	—	4,139	—	4,139	—
Conversion of noncontrolling interests to common shares	1,075,912	11	21,687	—	—	21,698	(21,698)	—	—
Redemption of noncontrolling interests	—	—	(26)	—	—	(26)	(16)	(42)	(11,366)
Adjustment of noncontrolling interest in Operating Partnership	—	—	(9,989)	—	—	(9,989)	9,989	—	—
Balance at December 31, 2011	132,153,444	$1,321	$3,490,647	$(678,631)	$—	$2,813,337	$351,314	$3,164,651	$—

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

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY AND
REDEEMABLE NONCONTROLLING INTERESTS (Continued)
(Dollars in thousands, except per share data)

	Stockholders' Equity
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance at December 31, 2012	137,507,010	$1,375	$3,715,895	$(639,741)	$3,077,529	$338,722	$3,416,251	$—
Net income	—	—	—	420,090	420,090	28,869	448,959	—
Amortization of share and unit-based plans	88,039	—	28,122	—	28,122	—	28,122	—
Exercise of stock options	2,700	—	99	—	99	—	99	—
Employee stock purchases	22,112	—	1,089	—	1,089	—	1,089	—
Stock offerings, net	2,456,956	25	171,077	—	171,102	—	171,102	—
Distributions paid ($2.36) per share	—	—	—	(329,155)	(329,155)	—	(329,155)	—
Distributions to noncontrolling interests	—	—	—	—	—	(31,202)	(31,202)	—
Contributions from noncontrolling interests	—	—	—	—	—	18,079	18,079	—
Other	—	—	(3,561)	—	(3,561)	—	(3,561)	—
Conversion of noncontrolling interests to common shares	656,866	7	12,977	—	12,984	(12,984)	—	—
Redemption of noncontrolling interests	—	—	(733)	—	(733)	(333)	(1,066)	—
Adjustment of noncontrolling interest in Operating Partnership	—	—	(18,817)	—	(18,817)	18,817	—	—
Balance at December 31, 2013	140,733,683	$1,407	$3,906,148	$(548,806)	$3,358,749	$359,968	$3,718,717	$—

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$448,959	$366,389	$169,075
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on early extinguishment of debt, net	(1,432)	—	1,485
Loss (gain) on remeasurement, sale or write down of assets, net	26,852	(228,690)	22,037
(Gain) loss on disposition of assets, net from discontinued operations	(286,414)	(50,811)	58,333
Depreciation and amortization	383,002	322,720	282,643
Amortization of net (premium) discount on mortgages, bank and other notes payable	(6,822)	(1,600)	9,060
Amortization of share and unit-based plans	24,207	12,324	12,288
Straight-line rent adjustment	(7,987)	(6,698)	(5,398)
Amortization of above and below-market leases	(6,726)	(5,405)	(9,723)
Provision for doubtful accounts	4,150	3,329	3,212
Income tax benefit	(1,692)	(4,159)	(6,110)
Equity in income of unconsolidated joint ventures	(167,580)	(79,281)	(294,677)
Co-venture expense	8,864	6,523	5,806
Distributions of income from unconsolidated joint ventures	8,538	29,147	12,778
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables	(5,482)	(2,554)	(2,651)
Other assets	7,761	(17,094)	(8,081)
Due from affiliates	266	(1,181)	3,106
Accounts payable and accrued expenses	(747)	13,430	(11,797)
Other accrued liabilities	(5,682)	(5,093)	(4,101)
Net cash provided by operating activities	422,035	351,296	237,285
Cash flows from investing activities:
Acquisition of properties	(516,239)	(1,061,851)	(125,105)
Development, redevelopment, expansion and renovation of properties	(158,682)	(142,210)	(58,932)
Property improvements	(51,683)	(45,654)	(62,974)
Redemption of redeemable non-controlling interests	—	—	(11,366)
Proceeds from note receivable	8,347	—	—
Issuance of notes receivable	(13,330)	(12,500)	—
Proceeds from maturities of marketable securities	23,769	1,378	1,362
Deposit on acquisition of property	—	(30,000)	—
Deferred leasing costs	(27,669)	(30,614)	(33,955)
Distributions from unconsolidated joint ventures	715,825	322,242	215,651
Contributions to unconsolidated joint ventures	(195,675)	(95,358)	(155,351)
Collections of/loans to unconsolidated joint ventures, net	589	650	(900)
Proceeds from sale of assets	416,077	136,707	16,960
Restricted cash	70,538	(6,164)	2,524
Net cash provided by (used in) investing activities	271,867	(963,374)	(212,086)
The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	2,572,764	3,193,451	757,000
Payments on mortgages, bank and other notes payable	(3,051,072)	(2,371,890)	(627,369)
Repurchase of convertible senior notes	—	—	(180,314)
Deferred financing costs	(11,966)	(15,108)	(18,976)
Proceeds from share and unit-based plans	1,188	1,263	1,032
Net proceeds from stock offerings	171,102	175,649	—
Exercise of stock warrants	—	(7,371)	(1,278)
Redemption of noncontrolling interests	(1,066)	(86)	(42)
Contributions from noncontrolling interests	4,140	379	4,204
Dividends and distributions	(355,506)	(326,185)	(296,948)
Distributions to co-venture partner	(19,564)	(39,479)	(40,905)
Net cash (used in) provided by financing activities	(689,980)	610,623	(403,596)
Net increase (decrease) in cash and cash equivalents	3,922	(1,455)	(378,397)
Cash and cash equivalents, beginning of year	65,793	67,248	445,645
Cash and cash equivalents, end of year	$69,715	$65,793	$67,248
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$205,958	$181,971	$175,902
Non-cash investing and financing activities:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$41,334	$26,322	$13,291
Mortgage notes payable settled in deed-in-lieu of foreclosure	$84,000	$185,000	$38,968
Conversion of Operating Partnership Units to common stock	$12,984	$26,991	$21,698
Acquisition of properties by assumption of mortgage note payable and other accrued liabilities	$257,064	$420,123	$192,566
Mortgage notes payable assumed by buyers in sale of properties	$224,737	$—	$—
Assumption of mortgage notes payable and other liabilities from unconsolidated joint ventures	$54,271	$—	$240,537
Application of deposit to acquire property	$30,000	$—	$—
Acquisition of property by issuance of common stock	$—	$30,000	$—
Property distributed from unconsolidated joint venture	$—	$—	$445,004
Contribution of development rights from noncontrolling interests	$—	$—	$74,717
Disposition of property in exchange for investments in unconsolidated joint ventures	$—	$—	$56,952
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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of December 31, 2013, the Company was the sole general partner of and held a 93% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
Revenues:
Minimum rental revenues are recognized on a straight-line basis over the terms of the related leases. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight-line rent adjustment." Minimum rents were increased by $7,498, $5,399 and $4,557 due to the straight-line rent adjustment during the years ended December 31, 2013, 2012 and 2011, respectively. Percentage rents are recognized and accrued when tenants' specified sales targets have been met.
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
Investment in Unconsolidated Joint Ventures:
The Company accounts for its investments in joint ventures using the equity method of accounting unless the Company has a controlling financial interest in the joint venture or the joint venture meets the definition of a variable interest entity in which the Company is the primary beneficiary through both its power to direct activities that most significantly impact the economic performance of the variable interest entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. Although the Company has a greater than 50% interest in Corte Madera Village, LLC, Pacific Premier Retail LP and Queens JV LP, the Company does not have a controlling financial interest in these joint ventures as it shares management control with the partners in these joint ventures and, therefore, accounts for its investments in these joint ventures using the equity method of accounting.
Acquisitions:
The Company allocates the estimated fair value of acquisitions to land, building, tenant improvements and identified intangible assets and liabilities, based on their estimated fair values. In addition, any assumed mortgage notes payable are recorded at their estimated fair values. The estimated fair value of the land and buildings is determined utilizing an “as if vacant” methodology. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair value basis at the acquisition date prorated over the remaining lease terms. The tenant improvements are classified as an asset under property and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (i) leasing commissions and legal costs, which represent the value associated with “cost avoidance” of acquiring in-place leases, such as lease commissions paid under terms generally experienced in the Company's markets; (ii) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased; and (iii) above or below market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. Leasing commissions and legal costs are recorded in deferred charges and other assets and are amortized over the remaining lease terms. The value of in-place leases are recorded in deferred charges

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
2. Summary of Significant Accounting Policies: (Continued)

and other assets and amortized over the remaining lease terms plus an estimate of renewal of the acquired leases. Above or below market leases are classified in deferred charges and other assets or in other accrued liabilities, depending on whether the contractual terms are above or below market, and the asset or liability is amortized to minimum rents over the remaining terms of the leases. The remaining lease terms of below‑market leases may include certain below‑market fixed-rate renewal periods. In considering whether or not a lessee will execute a below‑market fixed-rate lease renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition such as tenant mix in the center, the Company's relationship with the tenant and the availability of competing tenant space.
The Company immediately expenses costs associated with business combinations as period costs.
Marketable Securities:
The Company accounted for its investments in marketable debt securities as held-to-maturity securities as the Company had the intent and the ability to hold these securities until maturity. Accordingly, investments in marketable securities were carried at their amortized cost. The discount on marketable securities was amortized into interest income on a straight-line basis over the term of the notes, which approximates the effective interest method.
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
Income Taxes:
The Company elected to be taxed as a REIT under the Code commencing with its taxable year ended December 31, 1994. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its taxable income to its stockholders. It is management's current intention to adhere to these requirements and maintain the Company's REIT status. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year, then it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income, if any.
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
No Center or tenant generated more than 10% of total revenues during the years ended December 31, 2013, 2012 or 2011.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

3. Earnings Per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of earnings per share for the years ended December 31 (shares in thousands):

	2013	2012	2011
Numerator
Income from continuing operations	$159,023	$303,166	$239,442
Income (loss) from discontinued operations	289,936	63,223	(70,367)
Net income attributable to noncontrolling interests	(28,869)	(28,963)	(12,209)
Net income attributable to the Company	420,090	337,426	156,866
Allocation of earnings to participating securities	(397)	(577)	(1,436)
Numerator for basic and diluted earnings per share—net income attributable to common stockholders	$419,693	$336,849	$155,430
Denominator
Denominator for basic earnings per share—weighted average number of common shares outstanding	139,598	134,067	131,628
Effect of dilutive securities (1)
Stock warrants	—	63	—
Share and unit based compensation	82	18	—
Denominator for diluted earnings per share—weighted average number of common shares outstanding	139,680	134,148	131,628
Earnings per common share—basic:
Income from continuing operations	$1.07	$2.07	$1.67
Discontinued operations	1.94	0.44	(0.49)
Net income attributable to common stockholders	$3.01	$2.51	$1.18
Earnings per common share—diluted:
Income from continuing operations	$1.06	$2.07	$1.67
Discontinued operations	1.94	0.44	(0.49)
Net income attributable to common stockholders	$3.00	$2.51	$1.18
____________________________________

(1)
The convertible senior notes ("Senior Notes") are excluded from diluted EPS for the years ended December 31, 2012 and 2011 as their effect would be antidilutive. The Senior Notes were paid off in full on March 15, 2012 (See Note 11— Bank and Other Notes Payable).

Diluted EPS excludes 184,304, 193,945 and 208,640 convertible preferred units for the years ended December 31, 2013, 2012 and 2011, respectively, as their impact was antidilutive.
Diluted EPS excludes 1,203,280 of unexercised stock appreciation rights for the year ended December 31, 2011 as their effect was antidilutive.
Diluted EPS excludes 94,685 of unexercised stock options for the year ended December 31, 2011 as their effect was antidilutive.
Diluted EPS excludes 935,650 of unexercised stock warrants for the year ended December 31, 2011 as their effect was antidilutive.
Diluted EPS excludes 9,845,602 and 10,870,454 and 11,356,922 Operating Partnership units ("OP Units") for the years ended December 31, 2013, 2012 and 2011, respectively, as their effect was antidilutive.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures:

The following are the Company's investments in various joint ventures with third parties. The Company's ownership interest in each joint venture as of December 31, 2013 was as follows:

Joint Venture	Ownership %(1)
Biltmore Shopping Center Partners LLC	50.0%
Coolidge Holding LLC	37.5%
Corte Madera Village, LLC	50.1%
Jaren Associates #4	12.5%
Kierland Commons Investment LLC	50.0%
La Sandia Santa Monica LLC	50.0%
Macerich Northwestern Associates—Broadway Plaza	50.0%
MetroRising AMS Holding LLC	15.0%
North Bridge Chicago LLC	50.0%
One Scottsdale Investors LLC	50.0%
Pacific Premier Retail LP	51.0%
Propcor Associates	25.0%
Propcor II Associates, LLC—Boulevard Shops	50.0%
Queens JV LP	51.0%
Scottsdale Fashion Square Partnership	50.0%
The Market at Estrella Falls LLC	39.7%
Tysons Corner LLC	50.0%
Tysons Corner Property Holdings II LLC	50.0%
Tysons Corner Property LLC	50.0%
West Acres Development, LLP	19.0%
Westcor/Gilbert, L.L.C.	50.0%
Westcor/Queen Creek LLC	37.9%
Westcor/Surprise Auto Park LLC	33.3%
Wilshire Boulevard—Tenants in Common	30.0%
WMAP, L.L.C.—Atlas Park	50.0%
WM Inland LP	50.0%
Zengo Restaurant Santa Monica LLC	50.0%
_______________________________________________________________________________

(1)
The Company's ownership interest in this table reflects its legal ownership interest. Legal ownership may, at times, not equal the Company’s economic interest in the listed properties because of various provisions in certain joint venture agreements regarding distributions of cash flow based on capital account balances, allocations of profits and losses and payments of preferred returns. As a result, the Company’s actual economic interest (as distinct from its legal ownership interest) in certain of the properties could fluctuate from time to time and may not wholly align with its legal ownership interests. Substantially all of the Company’s joint venture agreements contain rights of first refusal, buy-sell provisions, exit rights, default dilution remedies and/or other break up provisions or remedies which are customary in real estate joint venture agreements and which may, positively or negatively, affect the ultimate realization of cash flow and/or capital or liquidation proceeds.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)

The Company has recently made the following investments and dispositions in unconsolidated joint ventures:
On February 24, 2011, the Company's joint venture in Kierland Commons Investment LLC (“KCI”) acquired an additional ownership interest in PHXAZ/Kierland Commons, L.L.C. (“Kierland Commons”), a 434,000 square foot regional shopping center in Scottsdale, Arizona, for $105,550. The Company's share of the purchase price consisted of a cash payment of $34,162 and the assumption of a pro rata share of debt of $18,613. As a result of this transaction, KCI increased its ownership interest in Kierland Commons from 49% to 100%. KCI accounted for the acquisition as a business combination achieved in stages and recognized a remeasurement gain of $25,019 based on the acquisition date fair value and its previously held investment in Kierland Commons. As a result of this transaction, the Company's ownership interest in KCI increased from 24.5% to 50%. The Company's pro rata share of the gain recognized by KCI was $12,510 and was included in equity in income from unconsolidated joint ventures.
On February 28, 2011, the Company in a 50/50 joint venture acquired The Shops at Atlas Park, a 381,000 square foot community center in Queens, New York, for a total purchase price of $53,750. The Company's share of the purchase price was $26,875. The results of The Shops at Atlas Park are included below for the period subsequent to the acquisition.
On February 28, 2011, the Company acquired the additional 50% ownership interest in Desert Sky Mall, an 891,000 square foot regional shopping center in Phoenix, Arizona, that it did not own for $27,625. The purchase price was funded by a cash payment of $1,875 and the assumption of the third party's pro rata share of the mortgage note payable on the property of $25,750. Concurrent with the purchase of the partnership interest, the Company paid off the $51,500 loan on the property. Prior to the acquisition, the Company had accounted for its investment in Desert Sky Mall under the equity method. Since the date of acquisition, the Company has included Desert Sky Mall in its consolidated financial statements (See Note 15—Acquisitions).
On April 1, 2011, the Company's joint venture in SDG Macerich Properties, L.P. ("SDG Macerich") conveyed Granite Run Mall, a 1,033,000 square foot regional shopping center in Media, Pennsylvania, to the mortgage note lender by a deed-in-lieu of foreclosure. The mortgage note was non-recourse. The Company's pro rata share of gain on the extinguishment of debt was $7,753 and was included in equity in income from unconsolidated joint ventures.
On June 3, 2011, the Company entered into a transaction with General Growth Properties, Inc., whereby the Company acquired an additional 33.3% ownership interest in Arrowhead Towne Center, a 1,198,000 square foot regional shopping center in Glendale, Arizona, an additional 33.3% ownership interest in Superstition Springs Center, a 1,082,000 square foot regional shopping center in Mesa, Arizona, and an additional 50% ownership interest in the land under Superstition Springs Center ("Superstition Springs Land") that it did not own in exchange for six anchor locations, including five former Mervyn's stores (See Note 16—Discontinued Operations) and a cash payment of $75,000. As a result of this transaction, the Company owned a 66.7% ownership interest in Arrowhead Towne Center, a 66.7% ownership interest in Superstition Springs Center and a 100% ownership interest in Superstition Springs Land. Although the Company had a 66.7% ownership interest in Arrowhead Towne Center and Superstition Springs Center upon completion of the transaction, the Company did not have a controlling financial interest in these joint ventures due to the substantive participation rights of the outside partner and, therefore, continued to account for its investments in these joint ventures under the equity method of accounting. Accordingly, no remeasurement gain was recorded on the increase in ownership. The Company has consolidated its investment in Superstition Springs Land since the date of acquisition (See Note 15—Acquisitions) and recorded a remeasurement gain of $1,734 that was included in (loss) gain on remeasurement, sale or write down of assets, net as a result of the increase in ownership. This transaction is referred to herein as the "GGP Exchange".
On December 31, 2011, the Company and its joint venture partner reached agreement for the distribution and conveyance of interests in SDG Macerich that owned 11 regional shopping centers in a 50/50 partnership. Six of the eleven assets were distributed to the Company on December 31, 2011. The Company received 100% ownership of Eastland Mall, a 1,043,000 square foot regional shopping center in Evansville, Indiana, Lake Square Mall, a 559,000 square foot regional shopping center in Leesburg, Florida, SouthPark Mall, a 904,000 square foot regional shopping center in Moline, Illinois, Southridge Center, an 811,000 square foot community center in Des Moines, Iowa, NorthPark Mall, a 1,050,000 square foot regional shopping center in Davenport, Iowa and Valley Mall, a 504,000 square foot regional shopping center in Harrisonburg, Virginia (collectively referred to herein as the "SDG Acquisition Properties"). The ownership interests in the remaining five regional malls were distributed to the outside partner. The remaining net assets of SDG Macerich were distributed during the year ended December 31, 2012. The SDG Acquisition Properties were recorded at fair value at the date of transfer, which resulted in a gain to the Company of $188,264, which was included in equity in income of unconsolidated joint ventures, based on the fair value

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)

of the assets acquired and the liabilities assumed in excess of the book value of the Company's interest in SDG Macerich. The distribution and conveyance of the 11 regional shopping centers is referred to herein as the "SDG Transaction". Prior to the SDG Transaction, the Company accounted for its investment in the SDG Acquisition Properties under the equity method of accounting. Since the date of distribution and conveyance, the Company has included the SDG Acquisition Properties in its consolidated financial statements (See Note 15—Acquisitions).
On March 30, 2012, the Company sold its 50% ownership interest in Chandler Village Center, a 273,000 square foot community center in Chandler, Arizona, for a total sales price of $14,795, resulting in a gain of $8,184 that was included in(loss) gain on remeasurement, sale or write down of assets, net during the year ended December 31, 2012. The sales price was funded by a cash payment of $6,045 and the assumption of the Company's share of the mortgage note payable on the property of $8,750. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.
On March 30, 2012, the Company sold its 50% ownership interest in Chandler Festival, a 500,000 square foot community center in Chandler, Arizona, for a total sales price of $30,975, resulting in a gain of $12,347 that was included in (loss) gain on remeasurement, sale or write down of assets, net during the year ended December 31, 2012. The sales price was funded by a cash payment of $16,183 and the assumption of the Company's share of the mortgage note payable on the property of $14,792. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.
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
On May 31, 2012, the Company sold its 50% ownership interest in Chandler Gateway, a 260,000 square foot community center in Chandler, Arizona, for a total sales price of $14,315, resulting in a gain of $3,363 that was included in (loss) gain on remeasurement, sale or write down of assets, net during the year ended December 31, 2012. The sales price was funded by a cash payment of $4,921 and the assumption of the Company's share of the mortgage note payable on the property of $9,394. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.
On August 10, 2012, the Company sold its ownership interest in NorthPark Center, a 1,946,000 square foot regional shopping center in Dallas, Texas, for $118,810, resulting in a gain of $24,590 that was included in (loss) gain on remeasurement sale or write down of assets, net during the year ended December 31, 2012. The Company used the cash proceeds from the sale to pay down its line of credit.
On October 3, 2012, the Company acquired the 75% ownership interest in FlatIron Crossing, a 1,435,000 square foot regional shopping center in Broomfield, Colorado, that it did not own for $310,397. The purchase price was funded by a cash payment of $195,900 and the assumption of the third party's share of the mortgage note payable on the property of $114,497. Prior to the acquisition, the Company had accounted for its investment in FlatIron Crossing under the equity method. Since the date of acquisition, the Company has included FlatIron Crossing in its consolidated financial statements (See Note 15—Acquisitions).
On October 26, 2012, the Company acquired the remaining 33.3% ownership interest in Arrowhead Towne Center, a 1,198,000 square foot regional shopping center in Glendale, Arizona, that it did not own for $144,400. The purchase price was funded by a cash payment of $69,025 and the assumption of the third party's pro rata share of the mortgage note payable on the property of $75,375. Prior to the acquisition, the Company had accounted for its investment in Arrowhead Towne Center under the equity method. Since the date of acquisition, the Company has included Arrowhead Towne Center in its consolidated financial statements (See Note 15—Acquisitions).
On May 29, 2013, the Company's joint venture in Pacific Premier Retail LP sold Redmond Town Center Office, a 582,000 square foot office building in Redmond, Washington, for $185,000, resulting in a gain on the sale of assets of $89,157 to the joint venture. The Company's share of the gain was $44,424, which was included in equity in income of unconsolidated joint ventures during the year ended December 31, 2013. The Company used its share of the proceeds from the sale to pay down its line of credit and for general corporate purposes.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)

On June 12, 2013, the Company's joint venture in Pacific Premier Retail LP sold Kitsap Mall, a 846,000 square foot regional shopping center in Silverdale, Washington, for $127,000, resulting in a gain on the sale of assets of $55,150 to the joint venture. The Company's share of the gain was $28,127, which was included in equity in income of unconsolidated joint ventures during the year ended December 31, 2013. The Company used its share of the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On August 1, 2013, the Company's joint venture in Pacific Premier Retail LP sold Redmond Town Center, a 695,000 square foot community center in Redmond, Washington, for $127,000, resulting in a gain on the sale of assets of $38,447 to the joint venture. The Company's share of the gain was $18,251, which was included in equity in income of unconsolidated joint ventures during the year ended December 31, 2013. The Company used its share of the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On September 17, 2013, the Company’s joint venture in Camelback Colonnade, a 619,000 square foot community center in Phoenix, Arizona, was restructured. As a result of the restructuring, the Company’s ownership interest in Camelback Colonnade decreased from 73.2% to 67.5%. Prior to the restructuring, the Company had accounted for its investment in Camelback Colonnade under the equity method of accounting due to substantive participation rights held by the outside partners. Upon completion of the restructuring, these substantive participation rights were terminated and the Company obtained voting control of the joint venture. This transaction is referred to herein as the "Camelback Colonnade Restructuring." Since the date of the restructuring, the Company has included Camelback Colonnade in its consolidated financial statements (See Note 15—Acquisitions).
On October 8, 2013, the Company's joint venture in Ridgmar Mall, a 1,273,000 square foot regional shopping center in Fort Worth, Texas, sold the property for $60,900, resulting in a gain of $6,243 to the joint venture. The Company's share of the gain was $3,121, which was included in equity in income from joint ventures for the year ended December 31, 2013. The cash proceeds from the sale were used to pay off the $51,657 mortgage loan on the property and the remaining $9,243, net of closing costs, was distributed to the partners. The Company used its share of the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On October 24, 2013, the Company acquired the remaining 33.3% ownership interest in Superstition Springs Center that it did not own for $46,162. The purchase price was funded by a cash payment of $23,662 and the assumption of the third party's pro rata share of the mortgage note payable on the property of $22,500. Prior to the acquisition, the Company had accounted for its investment in Superstition Springs Center under the equity method. Since the date of acquisition, the Company has included Superstition Springs Center in its consolidated financial statements (See Note 15—Acquisitions).

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures as of December 31:

	2013	2012
Assets(1):
Properties, net	$3,435,737	$3,653,631
Other assets	295,719	411,862
Total assets	$3,731,456	$4,065,493
Liabilities and partners' capital(1):
Mortgage notes payable(2)	$3,518,215	$3,240,723
Other liabilities	202,444	148,711
Company's capital	(25,367)	304,477
Outside partners' capital	36,164	371,582
Total liabilities and partners' capital	$3,731,456	$4,065,493
Investment in unconsolidated joint ventures:
Company's capital	$(25,367)	$304,477
Basis adjustment(3)	474,658	516,833
	$449,291	$821,310
Assets—Investments in unconsolidated joint ventures	$701,483	$974,258
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(252,192)	(152,948)
	$449,291	$821,310
_______________________________________________________________________________

(1)	These amounts include the assets and liabilities of the following joint ventures as of December 31, 2013 and 2012:

	Pacific Premier Retail LP	Tysons Corner LLC
As of December 31, 2013
Total Assets	$775,012	$356,871
Total Liabilities	$812,725	$887,413
As of December 31, 2012
Total Assets	$1,039,742	$409,622
Total Liabilities	$942,370	$329,145

(2)
Certain mortgage notes payable could become recourse debt to the Company should the joint venture be unable to discharge the obligations of the related debt. As of December 31, 2013 and 2012, a total of $33,540 and $51,171, respectively, could become recourse debt to the Company. As of December 31, 2013 and 2012, the Company has indemnity agreements from joint venture partners for $16,770 and $21,270, respectively, of the guaranteed amount.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)

Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $712,455 and $436,857 as of December 31, 2013 and 2012, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates—Broadway Plaza. Interest expense incurred on these borrowings amounted to $31,549, $43,732 and $42,451 for the years ended December 31, 2013, 2012 and 2011, respectively.

(3)
The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $10,734, $15,480 and $9,257 for the years ended December 31, 2013, 2012 and 2011, respectively.

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	Pacific Premier Retail LP	Tysons Corner LLC	Other Joint Ventures	Total
Year Ended December 31, 2013
Revenues:
Minimum rents	$118,164	$62,072	$238,488	$418,724
Percentage rents	4,586	2,057	12,946	19,589
Tenant recoveries	52,470	45,452	106,249	204,171
Other	5,882	3,110	36,635	45,627
Total revenues	181,102	112,691	394,318	688,111
Expenses:
Shopping center and operating expenses	53,039	36,798	139,981	229,818
Interest expense	43,445	15,751	86,126	145,322
Depreciation and amortization	39,616	18,139	89,554	147,309
Total operating expenses	136,100	70,688	315,661	522,449
Gain on sale of assets	182,754	—	7,772	190,526
Gain on extinguishment of debt	—	14	—	14
Net income	$227,756	$42,017	$86,429	$356,202
Company's equity in net income	$110,798	$15,126	$41,656	$167,580

Year Ended December 31, 2012
Revenues:
Minimum rents	$132,247	$63,569	$316,186	$512,002
Percentage rents	5,390	1,929	15,768	23,087
Tenant recoveries	56,397	44,225	149,546	250,168
Other	5,650	3,341	37,248	46,239
Total revenues	199,684	113,064	518,748	831,496
Expenses:
Shopping center and operating expenses	59,329	35,244	192,661	287,234
Interest expense	52,139	11,481	136,296	199,916
Depreciation and amortization	43,031	19,798	115,168	177,997
Total operating expenses	154,499	66,523	444,125	665,147
Gain on sale of assets	90	—	29,211	29,301
Net income	$45,275	$46,541	$103,834	$195,650
Company's equity in net income	$23,026	$17,969	$38,286	$79,281

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)

	SDG Macerich	Pacific Premier Retail LP	Tysons Corner LLC	Other Joint Ventures	Total
Year Ended December 31, 2011
Revenues:
Minimum rents	$84,523	$133,191	$63,950	$351,982	$633,646
Percentage rents	4,742	6,124	2,068	18,491	31,425
Tenant recoveries	43,845	55,088	41,286	169,516	309,735
Other	3,668	5,248	3,061	37,743	49,720
Total revenues	136,778	199,651	110,365	577,732	1,024,526
Expenses:
Shopping center and operating expenses	51,037	59,723	34,519	218,981	364,260
Interest expense	41,300	50,174	14,237	154,382	260,093
Depreciation and amortization	27,837	41,448	20,115	126,267	215,667
Total operating expenses	120,174	151,345	68,871	499,630	840,020
Gain on sale or distribution of assets	366,312	—	—	23,395	389,707
Gain on extinguishment of debt	15,704	—	—	—	15,704
Net income	$398,620	$48,306	$41,494	$101,497	$589,917
Company's equity in net income	$204,439	$24,568	$16,209	$49,461	$294,677

Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.
5. Derivative Instruments and Hedging Activities:
The Company recorded other comprehensive income related to the marking-to-market of interest rate agreements of $3,237 for the year ended December 31, 2011. There were no derivatives outstanding at December 31, 2013 or 2012.
The Company had an interest rate swap agreement designated as a hedging instrument with a fair value of $3,237 that was included in other accrued liabilities at January 1, 2011. This instrument expired during the year ended December 31, 2011.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

6. Property:
Property at December 31, 2013 and 2012 consists of the following:

	2013	2012
Land	$1,707,005	$1,572,621
Buildings and improvements	6,555,212	6,417,674
Tenant improvements	537,754	496,203
Equipment and furnishings	152,198	149,959
Construction in progress	229,169	376,249
	9,181,338	9,012,706
Less accumulated depreciation	(1,559,572)	(1,533,160)
	$7,621,766	$7,479,546
Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $269,790, $216,447 and $189,555, respectively.
The (loss) gain on remeasurement, sale or write down of assets, net for the year ended December 31, 2013, includes a remeasurement gain of $36,341 on the Camelback Colonnade Restructuring (See Note 15—Acquisitions), a remeasurement gain of $14,864 on the purchase of a 33.3% interest in Superstition Springs Center (See Note 15—Acquisitions) and a $5,390 gain on the sale of assets. These gains were offset in part by a loss on impairment of $82,197 due to the reduction in the estimated holding period of the long lived assets of Promenade at Casa Grande, Rotterdam Square, Lake Square Mall and Somersville Towne Center. In addition, the Company recognized a loss of $1,250 on the write off of development costs.
The (loss) gain on remeasurement, sale or write down of assets, net for the year ended December 31, 2012, includes a remeasurement gain of $84,227 on the purchase of a 75% interest in FlatIron Crossing (See Note 15—Acquisitions), a remeasurement gain of $115,729 on the purchase of a 33.3% interest in Arrowhead Towne Center (See Note 15—Acquisitions) and a $48,484 gain on the sales of Chandler Village Center, Chandler Festival, Chandler Gateway and NorthPark Center (See Note 4—Investments in Unconsolidated Joint Ventures). This was offset in part by a loss of $19,360 on the write off of development costs and a loss of $390 on sale of assets.
The (loss) gain on remeasurement, sale or write down of assets, net for the year ended December 31, 2011, includes a loss on impairment of $25,216 and a loss on the sale of assets $423. The losses were offset in part by a remeasurement gain of $1,734 on the purchase of Superstition Springs Land (See Note 15—Acquisitions) in connection with the GGP Exchange (See Note 4—Investments in Unconsolidated Joint Ventures) and a remeasurement gain of $1,868 on the purchase of a 50% interest in Desert Sky Mall (See Note 15—Acquisitions). The loss on impairment was due to the decision to abandon a development project in Arizona.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

7. Marketable Securities:
Marketable securities at December 31, 2013 and 2012 consists of the following:

	2013	2012
Government debt securities, at par value	$—	$23,769
Less discount	—	(102)
	—	23,667
Unrealized gain	—	685
Fair value	$—	$24,352
The proceeds from maturities and interest receipts from the marketable securities were restricted to the service of the Greeley Note (See Note 11—Bank and Other Notes Payable). On September 1, 2013, the Greeley note was paid off in full.
8. Tenant and Other Receivables:
Included in tenant and other receivables, net is an allowance for doubtful accounts of $2,878 and $2,374 at December 31, 2013 and 2012, respectively. Also included in tenant and other receivables, net, are accrued percentage rents of $9,824 and $9,168 at December 31, 2013 and 2012, respectively, and a deferred rent receivable due to straight-line rent adjustments of $53,380 and $49,129 at December 31, 2013 and 2012, respectively.
Included in tenant and other receivables, net are the following notes receivable:
On March 31, 2006, the Company received a note receivable that was secured by a deed of trust, bore interest at 5.5% and was to mature on March 31, 2031. This loan was collected in full on August 23, 2013. At December 31, 2012, the note had a balance of $8,502.
On August 18, 2009, the Company received a note receivable from J&R Holdings XV, LLC ("Pederson") that bore interest at an effective rate of 16.3% and was to mature on December 31, 2013. Pederson was considered a related party because it had an ownership interest in Promenade at Casa Grande. The note was secured by Pederson's interest in Promenade at Casa Grande. On November 26, 2013, the Company acquired Pederson's ownership interest in Casa Grande in exchange for the note receivable. Interest income on the note was $561, $518 and $413 for the years ended December 31, 2013, 2012 and 2011, respectively. The balance on the note at December 31, 2012 was $3,963.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

9. Deferred Charges and Other Assets, net:
Deferred charges and other assets, net at December 31, 2013 and 2012 consist of the following:

	2013	2012
Leasing	$223,038	$234,498
Financing	51,695	42,868
Intangible assets:
In-place lease values(1)	205,651	175,735
Leasing commissions and legal costs(1)	50,594	46,419
Above-market leases	118,770	118,033
Deferred tax assets	31,356	33,414
Deferred compensation plan assets	30,932	24,670
Acquisition deposit	—	30,000
Other assets	65,793	72,811
	777,829	778,448
Less accumulated amortization(2)	(244,771)	(213,318)
	$533,058	$565,130
_______________________________

(1)	The estimated amortization of these intangible assets for the next five years and thereafter is as follows:

Year Ending December 31,
2014	$43,059
2015	29,293
2016	21,353
2017	15,623
2018	12,540
Thereafter	45,236
$167,104

(2)
Accumulated amortization includes $89,141 and $62,792 relating to in-place lease values, leasing commissions and legal costs at December 31, 2013 and 2012, respectively. Amortization expense for in-place lease values, leasing commissions and legal costs was $53,139, $32,456 and $13,222 for the years ended December 31, 2013, 2012 and 2011, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
9. Deferred Charges and Other Assets, net: (Continued)

The allocated values of above-market leases and below-market leases consist of the following:

	2013	2012
Above-Market Leases
Original allocated value	$118,770	$118,033
Less accumulated amortization	(46,912)	(46,361)
	$71,858	$71,672
Below-Market Leases(1)
Original allocated value	$187,537	$164,489
Less accumulated amortization	(79,271)	(77,131)
	$108,266	$87,358
_______________________________

(1)	Below‑market leases are included in other accrued liabilities.

The allocated values of above and below-market leases will be amortized into minimum rents on a straight-line basis over the individual remaining lease terms. The estimated amortization of these values for the next five years and thereafter is as follows:

Year Ending December 31,	Above Market	Below Market
2014	$14,822	$20,254
2015	12,824	14,965
2016	10,682	11,985
2017	8,641	9,513
2018	6,755	7,878
Thereafter	18,134	43,671
	$71,858	$108,266

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

10. Mortgage Notes Payable:
Mortgage notes payable at December 31, 2013 and 2012 consist of the following:

	Carrying Amount of Mortgage Notes(1)
	2013		2012		Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Property Pledged as Collateral	Related Party	Other	Related Party	Other
Arrowhead Towne Center	$—	$236,028	$—	$243,176	2.76%	$1,131	2018
Camelback Colonnade(5)	—	49,120	—	—	2.16%	178	2015
Chandler Fashion Center(6)	—	200,000	—	200,000	3.77%	625	2019
Chesterfield Towne Center(7)	—	—	—	110,000	—	—	—
Danbury Fair Mall	117,120	117,120	119,823	119,823	5.53%	1,538	2020
Deptford Mall	—	201,622	—	205,000	3.76%	947	2023
Deptford Mall	—	14,551	—	14,800	6.46%	101	2016
Eastland Mall	—	168,000	—	168,000	5.79%	811	2016
Fashion Outlets of Chicago(8)	—	91,383	—	9,165	2.96%	203	2017
Fashion Outlets of Niagara Falls USA	—	124,030	—	126,584	4.89%	727	2020
Fiesta Mall(9)	—	—	—	84,000	—	—	—
Flagstaff Mall	—	37,000	—	37,000	5.03%	153	2015
FlatIron Crossing(10)	—	268,000	—	173,561	3.90%	1,393	2021
Freehold Raceway Mall(6)	—	232,900	—	232,900	4.20%	805	2018
Fresno Fashion Fair	79,391	79,390	80,601	80,602	6.76%	1,104	2015
Great Northern Mall	—	35,484	—	36,395	5.19%	234	(11)
Green Acres Mall(12)	—	319,850	—	—	3.61%	1,447	2021
Kings Plaza Shopping Center(13)	—	490,548	—	354,000	3.67%	2,229	2019
Northgate Mall(14)	—	64,000	—	64,000	3.04%	130	2017
Oaks, The	—	214,239	—	218,119	4.14%	1,064	2022
Pacific View	—	135,835	—	138,367	4.08%	668	2022
Paradise Valley Mall(15)	—	—	—	81,000	—	—	—
Promenade at Casa Grande(16)	—	—	—	73,700	—	—	—
Salisbury, Centre at(7)	—	—	—	115,000	—	—	—
Santa Monica Place	—	235,445	—	240,000	2.99%	1,004	2018
SanTan Village Regional Center(17)	—	136,629	—	138,087	3.14%	589	2019
South Plains Mall	—	99,833	—	101,340	6.59%	648	2015
South Towne Center(18)	—	—	—	85,247	—	—	—
Superstition Springs Center(19)	—	68,395	—	—	2.00%	139	2016
Towne Mall	—	22,996	—	23,369	4.48%	117	2022
Tucson La Encantada	72,870	—	74,185	—	4.23%	368	2022
Twenty Ninth Street(20)	—	—	—	107,000	—	—	—
Valley Mall	—	42,155	—	42,891	5.85%	280	2016
Valley River Center	—	120,000	—	120,000	5.59%	558	2016
Victor Valley, Mall of(21)	—	90,000	—	90,000	2.73%	183	2014
Vintage Faire Mall(18)	—	99,083	—	135,000	5.81%	586	2015
Westside Pavilion	—	152,173	—	154,608	4.49%	783	2022
Wilton Mall(22)	—	—	—	40,000	—	—	—
	$269,381	$4,145,809	$274,609	$4,162,734

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

The debt premiums (discounts) as of December 31, 2013 and 2012 consist of the following:

Property Pledged as Collateral	2013	2012
Arrowhead Towne Center	$14,642	$17,716
Camelback Colonnade	2,120	—
Deptford Mall	(14)	(19)
Fashion Outlets of Niagara Falls USA	6,342	7,270
FlatIron Crossing	—	5,232
Great Northern Mall	—	(28)
Superstition Springs Center	895	—
Valley Mall	(219)	(307)
	$23,766	$29,864

(2)	The interest rate disclosed represents the effective interest rate, including the debt premiums (discounts) and deferred finance costs.

(3)	The monthly debt service represents the payment of principal and interest.

(4)
The maturity date assumes that all extension options are fully exercised and that the Company does not opt to refinance the debt prior to these dates. These extension options are at the Company's discretion, subject to certain conditions, which the Company believes will be met.

(5)
On September 17, 2013, the Company obtained control of the consolidated joint venture as a result of the Camelback Colonnade Restructuring (See Note 15—Acquisitions). The loan on the property bears interest at an effective rate of 2.16% and matures on October 12, 2015.

(6)	A 49.9% interest in the loan has been assumed by a third party in connection with a co-venture arrangement (See Note 12—Co-Venture Arrangement).

(7)
On December 11, 2013, in connection with the sale of the property (See Note 16—Discontinued Operations), a third party assumed the existing loan on the property. As a result, the Company has been discharged from this non-recourse loan.

(8)
The construction loan on the property allows for borrowings up to $140,000, bears interest at LIBOR plus 2.50% and matures on March 5, 2017, including extension options. At December 31, 2013 and 2012, the total interest rate was 2.96% and 3.00%, respectively.

(9)
On September 30, 2013, the Company conveyed the property to the lender by a deed-in-lieu of foreclosure. As a result, the Company has been discharged from this non-recourse loan (See Note 16—Discontinued Operations).

(10)
On June 4, 2013, the existing loan was paid off in full, which resulted in a gain of $2,791 on the early extinguishment of debt. On November 8, 2013, the Company placed a new $268,000 loan on the property that bears interest at an effective rate of 3.90% and matures on January 5, 2021.

(11)
The loan's original maturity date was December 1, 2013. Accordingly, the loan was in maturity default subsequent to that date. As a result, the Company accrued default interest on the loan at a rate of 4% in addition to the effective rate of interest of 5.19%. In February 2014, the Company reached an agreement with the lender to extend the loan to January 1, 2015 and waive the default interest.

(12)
On January 24, 2013, in connection with the Company's acquisition of the property (See Note 15—Acquisitions), the Company placed a new loan on the property that allowed for borrowings of up to $325,000, bears interest at an effective interest rate of 3.61% and matures on February 3, 2021. Concurrent with the acquisition, the Company borrowed $100,000 on the loan. On January 31, 2013, the Company exercised its option to borrow an additional $225,000 on the loan.

(13)	On January 3, 2013, the Company exercised its option to borrow an additional $146,000 on the loan.

(14)	The loan bears interest at LIBOR plus 2.25% and matures on March 1, 2017. At December 31, 2013 and 2012, the total interest rate was 3.04% and 3.09%, respectively.

(15)	On August 26, 2013, the loan was paid off in full.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
10. Mortgage Notes Payable: (continued)

(16)	On December 30, 2013, the loan was paid off in full.

(17)	On May 30, 2013, the consolidated joint venture replaced the existing loan on the property with a new $138,000 loan that bears interest at an effective rate of 3.14% and matures on June 1, 2019.

(18)
On April 30, 2013, the existing loan on Vintage Faire Mall was paid off in full, resulting in a loss of $853 on the early extinguishment of debt. Concurrently, the loan on South Towne Center was transferred to Vintage Faire Mall. An additional $15,200 was borrowed on the loan on Vintage Faire Mall that bears interest at an effective rate of 2.91% and matures on November 5, 2015.

(19)
On October 24, 2013, the Company purchased the 33.3% interest in Superstition Springs Center that it did not own (See Note 15—Acquisitions). In connection with the acquisition, the Company assumed the loan on the property with a fair value of $68,448 that bears interest at an effective rate of 2.00% and matures on October 28, 2016.

(20)	On November 8, 2013, the loan was paid off in full, which resulted in a loss of $506 on the early extinguishment of debt.

(21)	The loan bears interest at LIBOR plus 2.25% and matures on November 6, 2014. At December 31, 2013 and 2012, the total interest rate was 2.73% and 2.12%, respectively.

(22)	On August 1, 2013, the loan was paid off in full.
Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.
Most of the Company's mortgage notes payable are secured by the properties on which they are placed and are non-recourse to the Company. As of December 31, 2013 and 2012, a total of $77,192 and $213,466, respectively, of the mortgage notes payable could become recourse to the Company. The Company had indemnity agreements from consolidated joint venture partners for $28,208 of the guaranteed amount at December 31, 2012.
The Company expects all loan maturities during the next twelve months will be refinanced, restructured, extended and/or paid-off from the Company's line of credit or with cash on hand.
Total interest expense capitalized during the years ended December 31, 2013, 2012 and 2011 was $10,829, $10,703 and $11,905, respectively.
Related party mortgage notes payable are amounts due to affiliates of NML. See Note 19—Related Party Transactions for interest expense associated with loans from NML.
The estimated fair value (Level 2 measurement) of mortgage notes payable at December 31, 2013 and 2012 was $4,500,177 and $4,567,658, respectively, based on current interest rates for comparable loans. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.
The future maturities of mortgage notes payable are as follows:

2014	$157,529
2015	500,772
2016	476,059
2017	220,712
2018	693,060
Thereafter	2,343,292
4,391,424
Debt premium, net	23,766
$4,415,190
The future maturities reflected above reflect the extension options that the Company believes will be exercised.

THE MACERICH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

11. Bank and Other Notes Payable:
Bank and other notes payable consist of the following:
Senior Notes:
On March 16, 2007, the Company issued $950,000 in Senior Notes that matured on March 15, 2012. The Senior Notes bore interest at 3.25%, were payable semiannually, were senior to unsecured debt of the Company and were guaranteed by the Operating Partnership.
During the year ended December 31, 2011, the Company repurchased and retired $180,314 of the Senior Notes for $180,792 and recorded a loss on the early extinguishment of debt of $1,449. The repurchase was funded by borrowings under the Company's line of credit. On March 15, 2012, the Company paid-off in full the $439,318 of Senior Notes then outstanding.
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
On August 6, 2013, the Company's line of credit was amended and extended. The amended facility provides for an interest rate of LIBOR plus a spread of 1.375% to 2.0%, depending on the Company's overall leverage levels, and matures on August 6, 2018. Based on the Company's leverage level as of December 31, 2013, the borrowing rate on the facility was LIBOR plus 1.50%. In addition, the line of credit can be expanded, depending on certain conditions, up to a total facility of $2,000,000 (without giving effect to the $125,000 unsecured term loan described below).
As of December 31, 2013 and 2012, borrowings under the line of credit were $30,000 and $675,000, respectively, at an average interest rate of 1.85% and 2.76%, respectively. The estimated fair value (Level 2 measurement) of the line of credit at December 31, 2013 and 2012 was $28,214 and $675,107, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
Term Loan:
On December 8, 2011, the Company obtained a $125,000 unsecured term loan under the line of credit that bears interest at LIBOR plus a spread of 1.95% to 3.20%, depending on the Company's overall leverage level, and matures on December 8, 2018. Based on the Company's current leverage levels, the borrowing rate is LIBOR plus 2.20%. As of December 31, 2013 and 2012, the total interest rate was 2.51% and 2.57%, respectively. The estimated fair value (Level 2 measurement) of the term loan at December 31, 2013 and 2012 was $120,802 and $121,821, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
Greeley Note:
On July 27, 2006, concurrent with the sale of Greeley Mall, the Company provided marketable securities to replace Greeley Mall as collateral for the mortgage note payable on the property (See Note 7—Marketable Securities). As a result of this transaction, the mortgage note payable was reclassified to bank and other notes payable. On September 1, 2013, the loan was paid off in full. At December 31, 2012, the Greeley Note had a balance outstanding of $24,027.
Prasada Note:
On March 29, 2013, the Company issued a $13,330 note payable that bears interest at 5.25% and matures on March 29, 2016. The note payable is collateralized by a portion of a development reimbursement agreement with the City of Surprise, Arizona. At December 31, 2013, the note had a balance of $12,537. The estimated fair value (Level 2 measurement) of the note at December 31, 2013 was $13,114 based on current interest rates for comparable notes. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the collateral for the underlying debt.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
11. Bank and Other Notes Payable: (Continued)

As of December 31, 2013 and 2012, the Company was in compliance with all applicable financial loan covenants.
The future maturities of bank and other notes payable are as follows:

2014	$1,660
2015	1,750
2016	9,127
2018	155,000
$167,537
12. Co-Venture Arrangement:
On September 30, 2009, the Company formed a joint venture, whereby a third party acquired a 49.9% interest in Freehold Raceway Mall, a 1,674,000 square foot regional shopping center in Freehold, New Jersey, and Chandler Fashion Center, a 1,321,000 square foot regional shopping center in Chandler, Arizona. As part of this transaction, the Company issued a warrant in favor of the third party to purchase 935,358 shares of common stock of the Company at an exercise price of $46.68 per share (See "Stock Warrants" in Note 14—Stockholders' Equity). The Company received approximately $174,650 in cash proceeds for the overall transaction, of which $6,496 was attributed to the warrants. The Company used the proceeds from this transaction to pay down its line of credit and for general corporate purposes.
As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the venture formation, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The transaction has been accounted for as a profit-sharing arrangement, and accordingly the assets, liabilities and operations of the properties remain on the books of the Company and a co-venture obligation was established for the amount of $168,154, representing the net cash proceeds received from the third party less costs allocated to the warrant. The co-venture obligation is increased for the allocation of income to the co-venture partner and decreased for distributions to the co-venture partner. The co-venture obligation was $81,515 and $92,215 at December 31, 2013 and 2012, respectively.
13. Noncontrolling Interests:
The Company allocates net income of the Operating Partnership based on the weighted average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 93% ownership interest in the Operating Partnership as of December 31, 2013 and 2012. The remaining 7% limited partnership interest as of December 31, 2013 and 2012 was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the ten trading days ending on the respective balance sheet date. Accordingly, as of December 31, 2013 and 2012, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $587,917 and $586,409, respectively.
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
14. Stockholders' Equity:
Stock Warrants:
On September 30, 2009, the Company issued a warrant in connection with its formation of a co-venture to own and operate Freehold Raceway Mall and Chandler Fashion Center (See Note 12—Co-Venture Arrangement). The warrant provided for the purchase of 935,358 shares of the Company's common stock. The warrant was valued at $6,496 and recorded as a credit to additional paid-in capital. The warrant had an exercise price of $46.68 per share, with such price subject to anti-dilutive adjustments. In December 2011, the holders requested a net issue exercise of 311,786 shares of the warrant and the Company elected to deliver a cash payment of $1,278 in exchange for the portion of the warrant exercised. On April 10, 2012, the holders requested a net exercise of an additional 311,786 shares of the warrant and the Company elected to deliver a cash payment of $3,448 in exchange for the portion of the warrant exercised. On October 24, 2012, the holders requested a net exercise of the remaining 311,786 shares of the warrant and the Company elected to deliver a cash payment of $3,923 in exchange for the portion of the warrant exercised.
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
During the year ended December 31, 2012, the Company sold 2,961,903 shares of common stock under the ATM Program in exchange for aggregate gross proceeds of $177,896 and net proceeds of $175,649 after commissions and other transaction costs. The proceeds from the sales were used to pay down the Company's line of credit. During the year ended December 31, 2013, the Company sold 2,456,956 shares of common stock under the ATM Program in exchange for aggregate gross proceeds of $173,011 and net proceeds of $171,102 after commissions and other transaction costs. The proceeds from the sales were used to pay down the Company's line of credit.
As of December 31, 2013, $149,093 remained available to be sold under the ATM Program. Actual future sales will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. The Company has no obligation to sell the remaining shares available for sale under the ATM Program.
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

15. Acquisitions:
Desert Sky Mall:
On February 28, 2011, the Company acquired the remaining 50% ownership interest in Desert Sky Mall that it did not own for $27,625. The acquisition was completed in order to gain 100% ownership and control over this well located asset. The purchase price was funded by a cash payment of $1,875 and the assumption of the third party's pro rata share of the mortgage note payable on the property of $25,750. Concurrent with the purchase of the partnership interest, the Company paid off the $51,500 loan on the property. Prior to the acquisition, the Company had accounted for its investment under the equity method (See Note 4—Investments in Unconsolidated Joint Ventures). As a result of this transaction, the Company obtained 100% ownership of Desert Sky Mall.
The following is a summary of the allocation of the fair value of Desert Sky Mall:

Property	$46,603
Deferred charges	5,474
Cash and cash equivalents	6,057
Tenant receivables	202
Other assets	4,481
Total assets acquired	62,817
Mortgage note payable	51,500
Accounts payable	33
Other accrued liabilities	3,017
Total liabilities assumed	54,550
Fair value of acquired net assets (at 100% ownership)	$8,267

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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
15. Acquisitions: (Continued)

Fashion Outlets of Niagara Falls USA:
On July 22, 2011, the Company acquired the Fashion Outlets of Niagara Falls USA, a 525,000 square foot outlet center in Niagara Falls, New York. The initial purchase price of $200,000 was funded by a cash payment of $78,579 and the assumption of the mortgage note payable with a carrying value of $121,421 and a fair value of $130,006. The cash purchase price was funded from borrowings under the Company's line of credit.
The purchase and sale agreement includes contingent consideration based on the performance of the Fashion Outlets of Niagara Falls USA from the acquisition date through July 21, 2014 that could increase the purchase price from the initial $200,000 up to a maximum of $218,322. The Company estimated the fair value of the contingent consideration as of December 31, 2013 to be $17,491, which has been included in other accrued liabilities as part of the fair value of the total liabilities assumed.
The following is a summary of the allocation of the fair value of the Fashion Outlets of Niagara Falls USA:

Property	$228,720
Deferred charges	10,383
Restricted cash	5,367
Other assets	3,090
Total assets acquired	247,560
Mortgage note payable	130,006
Accounts payable	231
Other accrued liabilities	38,037
Total liabilities assumed	168,274
Fair value of acquired net assets	$79,286

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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
15. Acquisitions: (Continued)

The following is a summary of the allocation of the fair value of the SDG Acquisition Properties:

Property	$371,344
Deferred charges	30,786
Tenant receivables	10,048
Other assets	32,826
Total assets acquired	445,004
Mortgage note payable	211,543
Accounts payable	10,416
Other accrued liabilities	18,578
Total liabilities assumed	240,537
Fair value of acquired net assets	$204,467

The Company determined that the purchase price represented the fair value of the assets acquired and liabilities assumed.
Capitola Kohl's:
On April 29, 2011, the Company purchased a fee interest in a freestanding Kohl's store at Capitola Mall for $28,500. The purchase price was paid from cash on hand.
500 North Michigan Avenue:
On February 29, 2012, the Company acquired a 323,000 square foot mixed-use retail/office building in Chicago, Illinois ("500 North Michigan Avenue") for $70,925. The purchase price was funded from borrowings under the Company's line of credit. The acquisition was completed in order to gain control over the property adjacent to The Shops at North Bridge.
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
15. Acquisitions: (Continued)

FlatIron Crossing:
On October 3, 2012, the Company acquired the 75% ownership interest in FlatIron Crossing that it did not own for $310,397. The acquisition was completed in order to gain 100% ownership and control over this asset. The purchase price was funded by a cash payment of $195,900 and the assumption of the third party's share of the mortgage note payable on the property of $114,497. Prior to the acquisition, the Company had accounted for its investment under the equity method (See Note 4—Investments in Unconsolidated Joint Ventures). As a result of this transaction, the Company obtained 100% ownership of FlatIron Crossing.
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
15. Acquisitions: (Continued)

Arrowhead Towne Center:
On October 26, 2012, the Company acquired the remaining 33.3% ownership interest in Arrowhead Towne Center that it did not own for $144,400. The acquisition was completed in order to gain 100% ownership and control over this asset. The purchase price was funded by a cash payment of $69,025 and the assumption of the third party's pro rata share of the mortgage note payable on the property of $75,375. Prior to the acquisition, the Company had accounted for its investment under the equity method (See Note 4—Investments in Unconsolidated Joint Ventures). As a result of this transaction, the Company obtained 100% ownership of Arrowhead Towne Center.
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
15. Acquisitions: (Continued)

Kings Plaza Shopping Center:
On November 28, 2012, the Company acquired Kings Plaza Shopping Center, a 1,195,000 square foot regional shopping center in Brooklyn, New York for a purchase price of $756,000. The purchase price was funded from a cash payment of $726,000 and the issuance of $30,000 in restricted common stock of the Company. The cash payment was provided by the placement of a mortgage note payable on the property that allowed for borrowings of up to $500,000. Concurrent with the acquisition, the Company borrowed $354,000 on the loan. On January 3, 2013, the Company exercised its option to borrow an additional $146,000 on the loan. The acquisition was completed to acquire a prominent center in Brooklyn, New York.
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
Green Acres Mall:
On January 24, 2013, the Company acquired Green Acres Mall, a 1,787,000 square foot regional shopping center in Valley Stream, New York, for a purchase price of $500,000. A purchase deposit of $30,000 was funded during the year ended December 31, 2012, and the remaining $470,000 was funded upon closing of the acquisition. The cash payment made at the time of closing was provided by the placement of a mortgage note payable on the property that allowed for borrowings of up to $325,000 and from borrowings under the Company's line of credit. Concurrent with the acquisition, the Company borrowed $100,000 on the loan. On January 31, 2013, the Company exercised its option to borrow the remaining $225,000 on the loan. The acquisition was completed to acquire another prominent shopping center in the New York metropolitan area.
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
Since the date of acquisition, the Company has included Green Acres Mall in its consolidated financial statements. The property has generated incremental revenue of $65,958 and incremental earnings of $824 during the year ended December 31, 2013.

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
Camelback Colonnade Restructuring:
On September 17, 2013, the Company’s joint venture in Camelback Colonnade was restructured. As a result of the restructuring, the Company’s ownership interest in Camelback Colonnade decreased from 73.2% to 67.5%. Prior to the restructuring, the Company had accounted for its investment in Camelback Colonnade under the equity method of accounting due to substantive participation rights held by the outside partners. Upon completion of the restructuring, these substantive participation rights were terminated and the Company obtained voting control of the joint venture (See Note 4—Investments in Unconsolidated Joint Ventures).
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
The Company has included the gain in (loss) gain on remeasurement, sale or write down of assets, net for the year ended December 31, 2013 (See Note 6—Property). Since the date of the restructuring, the Company has included Camelback Colonnade in its consolidated financial statements. The property has generated incremental revenue of $3,540 and incremental earnings of $384 during the year ended December 31, 2013.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
15. Acquisitions: (Continued)

Superstition Springs Center:
On October 24, 2013, the Company acquired the remaining 33.3% ownership interest in Superstition Springs Center that it did not own for $46,162. The purchase price was funded by a cash payment of $23,662 and the assumption of the third party's share of the mortgage note payable on the property of $22,500. Prior to the acquisition, the Company had accounted for its investment under the equity method (See Note 4—Investments in Unconsolidated Joint Ventures). As a result of this transaction, the Company obtained 100% ownership of Superstition Springs Center. The acquisition was completed in order to gain 100% ownership and control over this asset.
The following is a summary of the allocation of the fair value of Superstition Springs Center:

Property	$114,373
Deferred charges	12,353
Cash and cash equivalents	8,894
Tenant receivables	51
Other assets	11,535
Total assets acquired	147,206
Mortgage note payable	68,448
Accounts payable	119
Other accrued liabilities	7,637
Total liabilities assumed	76,204
Fair value of acquired net assets (at 100% ownership)	$71,002

The Company determined that the purchase price represented the fair value of the additional ownership interest in Superstition Springs Center that was acquired.

Fair value of existing ownership interest (at 66.7% ownership)	$47,340
Carrying value of investment	(32,476)
Gain on remeasurement	$14,864

The following is the reconciliation of the purchase price to the fair value of the acquired net assets:

Purchase price	$46,162
Less debt assumed	(22,500)
Carrying value of investment	32,476
Remeasurement gain	14,864
Fair value of acquired net assets (at 100% ownership)	$71,002
The Company has included the gain in (loss) gain on remeasurement, sale or write down of assets, net for the year ended December 31, 2013 (See Note 6—Property).
Since the date of acquisition, the Company has included Superstition Springs Center in its consolidated financial statements. Superstition Springs Center has generated incremental revenue of $3,666 and incremental earnings of $1,062 during the year ended December 31, 2013.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
15. Acquisitions: (Continued)

Pro Forma Results of Operations:
The following unaudited pro forma total revenue and income from continuing operations for 2013 and 2012 assumes the 2012 and 2013 property acquisitions took place on January 1, 2012:

	Total revenue	Income from continuing operations
Supplemental pro forma for the year ended December 31, 2013(1)	$1,056,075	$108,417
Supplemental pro forma for the year ended December 31, 2012(1)	$1,094,559	$92,193

(1)
This unaudited pro forma supplemental information does not purport to be indicative of what the Company's operating results would have been had the acquisitions occurred on January 1, 2012, and may not be indicative of future operating results. The Company has excluded remeasurement gains and acquisition costs from these pro forma results as they are considered significant non‑recurring adjustments directly attributable to the acquisitions.

16. Discontinued Operations:
On March 4, 2011, the Company sold a former Mervyn's store in Santa Fe, New Mexico for $3,732, resulting in a loss on the sale of assets of $1,913. The proceeds from the sale were used for general corporate purposes.
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
On October 14, 2011, the Company sold a former Mervyn's store in Salt Lake City, Utah for $8,061, resulting in a gain on the sale of assets of $3,783. The proceeds from the sale were used for general corporate purposes.
On November 30, 2011, the Company sold a former Mervyn's store in West Valley City, Utah for $2,300, resulting in a loss on the sale of assets of $200. The proceeds from the sale were used for general corporate purposes.
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
In December 2012, the Company recognized an impairment charge of $24,555 on Fiesta Mall, a 933,000 square foot regional shopping center in Mesa, Arizona, to write down the carrying value of the long-lived assets to their estimated fair value due a reduction in the estimated holding period of the property. On September 30, 2013, the Company conveyed Fiesta Mall to the mortgage note lender by a deed-in-lieu of foreclosure. The mortgage loan was non-recourse. As a result of the conveyance, the Company recognized a gain on the extinguishment of debt of $1,252, which is included in gain (loss) on the disposition of assets, net (See Note 10 - Mortgage Notes Payable).
On May 31, 2013, the Company sold Green Tree Mall, a 793,000 square foot regional shopping center in Clarksville, Indiana, for $79,000, resulting in a gain on the sale of assets of $59,767. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On June 4, 2013, the Company sold Northridge Mall, an 890,000 square foot regional shopping center in Salinas, California, and Rimrock Mall, a 603,000 square foot regional shopping center in Billings, Montana. The properties were sold in a combined transaction for $230,000, resulting in a gain on the sale of assets of $82,151. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.
On September 11, 2013, the Company sold a former Mervyn's store in Milpitas, California for $12,000, resulting in a loss on the sale of assets of $2,633. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On October 15, 2013, the Company sold a former Mervyn's store in Midland, Texas for $5,700, resulting in a loss on the sale of assets of $2,031. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On October 23, 2013, the Company sold a former Mervyn's store in Grand Junction, Colorado for $5,430, resulting in a gain on the sale of assets of $1,695. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On December 4, 2013, the Company sold a former Mervyn's store in Livermore, California for $10,475, resulting in a loss on the sale of assets of $5,257. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On December 11, 2013, the Company sold Chesterfield Towne Center, a 1,016,000 square foot regional shopping center in Richmond, Virginia, and Centre at Salisbury, an 862,000 square foot regional shopping center in Salisbury, Maryland in a combined transaction for $292,500, resulting in a gain on the sale of assets of $151,467. The sales price was funded by a cash payment of $67,763, the assumption of the $109,737 mortgage note payable on Chesterfield Towne Center and the assumption of the $115,000 mortgage note payable on Centre at Salisbury. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.
The Company has classified the results of operations and gain or loss on sale for all of the above dispositions as discontinued operations for the years ended December 31, 2013, 2012 and 2011.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
16. Discontinued Operations: (Continued)

Revenues from discontinued operations were $54,752, $94,406 and $118,558 for the years ended December 31, 2013, 2012 and 2011, respectively. Total income (loss) from discontinued operations, including the gain (loss) from disposition of assets, net was $289,936, $63,223 and $(70,367) for the years ended December 31, 2013, 2012 and 2011, respectively.
17. Future Rental Revenues:
Under existing non-cancelable operating lease agreements, tenants are committed to pay the following minimum rental payments to the Company:

Year Ending December 31,
2014	$561,833
2015	491,261
2016	433,776
2017	371,638
2018	308,827
Thereafter	1,081,719
$3,249,054

18. Commitments and Contingencies:
The Company has certain properties subject to non-cancelable operating ground leases. The leases expire at various times through 2098, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. Ground rent expenses were $10,579, $8,681 and $8,607 for the years ended December 31, 2013, 2012 and 2011, respectively. No contingent rent was incurred for the years ended December 31, 2013, 2012 or 2011.
Minimum future rental payments required under the leases are as follows:

Year Ending December 31,
2014	$15,339
2015	15,356
2016	15,393
2017	15,378
2018	11,263
Thereafter	296,687
$369,416

As of December 31, 2013, the Company was contingently liable for $18,862 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreement. At December 31, 2013, the Company had $57,969 in outstanding obligations, which it believes will be settled in the next twelve months.

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

	2013	2012	2011
Management Fees	$21,993	$24,007	$26,838
Development and Leasing Fees	10,859	13,165	9,955
	$32,852	$37,172	$36,793

Certain mortgage notes on the properties are held by NML (See Note 10—Mortgage Notes Payable). Interest expense in connection with these notes was $15,016, $15,386 and $16,743 for the years ended December 31, 2013, 2012 and 2011, respectively. Included in accounts payable and accrued expenses is interest payable to this related party of $1,240 and $1,264 at December 31, 2013 and 2012, respectively.
As of December 31, 2013 and 2012, the Company had loans to unconsolidated joint ventures of $2,756 and $3,345, respectively. Interest income associated with these notes was $281, $254 and $276 for the years ended December 31, 2013, 2012 and 2011, respectively. These loans represent initial funds advanced to development stage projects prior to construction loan funding. Correspondingly, loan payables in the same amount have been accrued as an obligation by the various joint ventures.
Due from affiliates includes $3,822 and $4,568 of unreimbursed costs and fees due from unconsolidated joint ventures under management agreements at December 31, 2013 and 2012, respectively.
Due from affiliates at December 31, 2013 and 2012 also includes two notes receivable from principals of AWE/Talisman that bear interest at 5.0% and mature based on the refinancing or sale of Fashion Outlets of Chicago, or certain other specified events. The notes are collateralized by the principals' interests in Fashion Outlets of Chicago. AWE/Talisman is considered a related party because it has an ownership interest in Fashion Outlets of Chicago. The balance on these notes was $13,603 and $12,500 at December 31, 2013 and 2012, respectively. Interest income earned on these notes was $625 and $478 for the years ended December 31, 2013 and 2012, respectively.
In addition, due from affiliates at December 31, 2013 includes a note receivable of $12,707 from RED/303 LLC ("RED") that bears interest at 5.25% and matures on March 29, 2016. Interest income earned on this note was $525 for the year ended December 31, 2013. RED is considered a related party because it is a partner in a joint venture development project. The note is collateralized by RED's membership interest in a development agreement.
20. Share and Unit-based Plans:
The Company has established share and unit-based compensation plans for the purpose of attracting and retaining executive officers, directors and key employees.
2003 Equity Incentive Plan:
The 2003 Equity Incentive Plan ("2003 Plan") authorizes the grant of stock awards, stock options, stock appreciation rights, stock units, stock bonuses, performance-based awards, dividend equivalent rights and OP Units or other convertible or exchangeable units. As of December 31, 2013, stock awards, stock units, LTIP Units (as defined below), stock appreciation rights ("SARs") and stock options have been granted under the 2003 Plan. All stock options or other rights to acquire common stock granted under the 2003 Plan have a term of 10 years or less. These awards were generally granted based on the performance of the Company and the employees. None of the awards have performance requirements other than a service condition of continued employment unless otherwise provided. All awards are subject to restrictions determined by the

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
20. Share and Unit-Based Plans: (Continued)

Company's compensation committee. The aggregate number of shares of common stock that may be issued under the 2003 Plan is 13,825,428 shares. As of December 31, 2013, there were 5,701,863 shares available for issuance under the 2003 Plan.
Stock Awards:
The value of the stock awards was determined by the market price of the Company's common stock on the date of the grant. The following table summarizes the activity of non-vested stock awards during the years ended December 31, 2013, 2012 and 2011:

	2013		2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of year	20,924	$49.36	21,130	$40.68	63,351	$53.69
Granted	8,963	61.84	9,639	54.43	11,350	48.47
Vested	(10,886)	46.70	(9,845)	35.69	(53,571)	57.36
Forfeited	—	—	—	—	—	—
Balance at end of year	19,001	$56.77	20,924	$49.36	21,130	$40.68

Stock Units:
The stock units represent the right to receive upon vesting one share of the Company's common stock for one stock unit. The value of the outstanding stock units was determined by the market price of the Company's common stock on the date of the grant. The following table summarizes the activity of non-vested stock units during the years ended December 31, 2013, 2012 and 2011:

	2013		2012		2011
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	114,677	$52.19	576,340	$11.71	1,038,549	$7.17
Granted	67,920	62.01	72,322	54.43	64,463	48.36
Vested	(45,279)	51.59	(533,985)	8.80	(519,272)	7.17
Forfeited	—	—	—	—	(7,400)	12.35
Balance at end of year	137,318	$57.24	114,677	$52.19	576,340	$11.71

SARs:
The executives have up to 10 years from the grant date to exercise the SARs. Upon exercise, the executives will receive unrestricted common shares for the appreciation in value of the SARs from the grant date to the exercise date.
The Company determined the value of each SAR awarded during the year ended December 31, 2012 to be $9.67 using the Black‑Scholes Option Pricing Model based upon the following assumptions: volatility of 25.85%, dividend yield of 3.69%, risk free rate of 1.20%, current value of $59.57 and an expected term of 8 years. The value of each of the other outstanding SARs was determined at the grant date to be $7.68 based upon the following assumptions: volatility of 22.52%, dividend yield of 5.23%, risk free rate of 3.15%, current value of $61.17 and an expected term of 8 years. The assumptions for volatility and dividend yield were based on the Company's historical experience as a publicly traded company, the current value was based on the closing price on the date of grant and the risk free rate was based upon the interest rate of the 10-year Treasury bond on the

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
20. Share and Unit-Based Plans: (Continued)

date of grant. The following table summarizes the activity of SARs awards during the years ended December 31, 2013, 2012 and 2011:

	2013		2012		2011
	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price
Balance at beginning of year	1,164,185	$56.66	1,156,985	$56.55	1,242,314	$56.56
Granted	—	—	39,932	59.57	—	—
Exercised	(93,194)	56.63	(32,732)	56.63	—	—
Forfeited	—	—	—	—	(85,329)	56.63
Balance at end of year	1,070,991	$56.66	1,164,185	$56.66	1,156,985	$56.55
Long-Term Incentive Plan Units:
Under the Long-Term Incentive Plan ("LTIP"), each award recipient is issued a form of operating partnership units ("LTIP Units") in the Operating Partnership. Upon the occurrence of specified events and subject to the satisfaction of applicable vesting conditions, LTIP Units (after conversion into OP Units) are ultimately redeemable for common stock of the Company, or cash at the Company's option, on a one-unit for one-share basis. LTIP Units receive cash dividends based on the dividend amount paid on the common stock of the Company. The LTIP may include both market-indexed awards and service-based awards.
The market-indexed LTIP units vest over the service period of the award based on the percentile ranking of the Company in terms of total return to stockholders (the "Total Return") per common stock share relative to the Total Return of a group of peer REITs, as measured at the end of the measurement period.
On February 28, 2011, the Company granted 190,000 market-indexed LTIP Units to four executive officers at a weighted average grant date fair value of $43.30 per LTIP Unit. The grants vested over a service period ending January 31, 2012. On February 7, 2012, the compensation committee determined that the LTIP Units granted under the LTIP on February 28, 2011 had vested at the 150% level based on the Company's percentile ranking in terms of Total Return per common stock share compared to the Total Return of a group of peer REITs during the period of February 1, 2011 to January 31, 2012. As a result, the compensation committee granted an additional 95,000 LTIP Units, which vested as of January 31, 2012.
On February 23, 2012, the Company granted 190,000 market-indexed LTIP Units to four executive officers at a weighted average grant date fair value of $37.77 per LTIP Unit. On April 16, 2012, the Company granted 10,000 market-indexed LTIP Units to a new executive officer at a weighted average grant date fair value of $54.97 per LTIP Unit. The market-indexed LTIP Unit grants vested over a service period ending January 31, 2013. On September 1, 2012, the Company granted 20,000 LTIP Units to a new executive officer at a weighted average fair value of $59.57 per LTIP Unit that were fully vested on the grant date. On February 11, 2013, the compensation committee determined that the market-indexed LTIP Units granted under the LTIP in 2012 had vested at the 100% level, based on the Company's percentile ranking in terms of Total Return per common stock share compared to the Total Return of a group of peer REITs during the period of February 1, 2012 to January 31, 2013. As a result, the 200,000 market-indexed LTIP Units vested as of January 31, 2013.
On February 15, 2013, the Company granted 332,189 market-indexed LTIP Units ("2013 LTIP Units") to seven executive officers at a weighted average grant date fair value of $66.58 per LTIP Unit. The grants vested over a service period ending December 31, 2013. On January 16, 2014, the compensation committee determined that the 2013 LTIP Units had vested at the 96% level, based on the Company's percentile ranking in terms of Total Return per common stock share compared to the Total Return of a group of peer REITs during the January 1, 2013 to December 31, 2013. As a result, 318,900 LTIP Units vested and 13,289 LTIP Units were forfeited as of December 31, 2013.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
20. Share and Unit-Based Plans: (Continued)

The fair value of the market-indexed LTIP Units was estimated on the date of grant using a Monte Carlo Simulation model. The stock price of the Company, along with the stock prices of the group of peer REITs (for market-indexed awards), is assumed to follow the Multivariate Geometric Brownian Motion Process. Multivariate Geometric Brownian Motion is a common assumption when modeling in financial markets, as it allows the modeled quantity (in this case, the stock price) to vary randomly from its current value and take any value greater than zero. The volatilities of the returns on the share price of the Company and the peer group REITs were estimated based on a look-back period. The expected growth rate of the stock prices over the "derived service period" is determined with consideration of the risk free rate as of the grant date.
The following table summarizes the activity of non-vested LTIP Units during the years ended December 31, 2013, 2012 and 2011:

	2013		2012		2011
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	200,000	$38.63	190,000	$43.30	272,226	$50.68
Granted	332,189	66.58	315,000	40.53	422,631	46.48
Vested	(518,900)	55.81	(305,000)	44.85	(504,857)	49.85
Forfeited	(13,289)	66.58	—	—	—	—
Balance at end of year	—	$—	200,000	$38.63	190,000	$43.30

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
The following table summarizes the activity of stock options for the years ended December 31, 2013, 2012 and 2011:

	2013		2012		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance at beginning of year	12,768	$54.69	2,700	$36.51	110,711	$75.08
Granted	—	—	10,068	59.57	—	—
Exercised	(2,700)	36.51	—	—	—	—
Forfeited	—	—	—	—	(108,011)	76.05
Balance at end of year	10,068	$59.57	12,768	$54.69	2,700	$36.51

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
20. Share and Unit-Based Plans: (Continued)

Directors' Phantom Stock Plan:
The Directors' Phantom Stock Plan offers non-employee members of the board of directors ("Directors") the opportunity to defer their cash compensation and to receive that compensation in common stock rather than in cash after termination of service or a predetermined period. Compensation generally includes the annual retainers payable by the Company to the Directors. Deferred amounts are generally credited as units of phantom stock at the beginning of each three-year deferral period by dividing the present value of the deferred compensation by the average fair market value of the Company's common stock at the date of award. Compensation expense related to the phantom stock awards was determined by the amortization of the value of the stock units on a straight-line basis over the applicable service period. The stock units (including dividend equivalents) vest as the Directors' services (to which the fees relate) are rendered. Vested phantom stock units are ultimately paid out in common stock on a one-unit for one-share basis. To the extent elected by a Director, stock units receive dividend equivalents in the form of additional stock units based on the dividend amount paid on the common stock. The aggregate number of phantom stock units that may be granted under the Directors' Phantom Stock Plan is 500,000. As of December 31, 2013, there were 223,694 units available for grant under the Directors' Phantom Stock Plan.
The following table summarizes the activity of the non-vested phantom stock units for the years ended December 31, 2013, 2012 and 2011:

	2013		2012		2011
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	—	$—	15,745	$34.84	29,783	$34.18
Granted	34,266	59.04	7,896	57.29	10,534	48.51
Vested	(16,691)	59.44	(22,179)	45.24	(24,572)	39.89
Forfeited	—	—	(1,462)	33.74	—	—
Balance at end of year	17,575	$58.66	—	$—	15,745	$34.84

Employee Stock Purchase Plan ("ESPP"):
The ESPP authorizes eligible employees to purchase the Company's common stock through voluntary payroll deductions made during periodic offering periods. Under the ESPP common stock is purchased at a 15% discount from the lesser of the fair value of common stock at the beginning and end of the offering period. A maximum of 750,000 shares of common stock is available for purchase under the ESPP. The number of shares available for future purchase under the plan at December 31, 2013 was 565,325.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
20. Share and Unit-Based Plans: (Continued)

Compensation:
The following summarizes the compensation cost under the share and unit-based plans for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Stock awards	$497	$598	$749
Stock units	3,839	3,379	7,526
LTIP units	22,778	9,436	8,955
SARs	—	583	626
Stock options	16	21	—
Phantom stock units	992	953	980
	$28,122	$14,970	$18,836

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
The Company capitalized share and unit-based compensation costs of $3,915, $2,646 and $6,231 for the years ended December 31, 2013, 2012 and 2011, respectively.
The fair value of the stock awards and stock units that vested during the years ended December 31, 2013, 2012 and 2011 was $3,516, $30,454 and $27,160, respectively. Unrecognized compensation costs of share and unit-based plans at December 31, 2013 consisted of $765 from stock awards, $2,976 from stock units, $59 from stock options and $1,031 from phantom stock units.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

21. Employee Benefit Plans:
401(k) Plan:
The Company has a defined contribution retirement plan that covers its eligible employees (the "Plan"). The Plan is a defined contribution retirement plan covering eligible employees of The Macerich Property Management Company LLC and participating affiliates. The Plan is qualified in accordance with section 401(a) of the Code. Effective January 1, 1995, the Plan was amended to constitute a qualified cash or deferred arrangement under section 401(k) of the Code, whereby employees can elect to defer compensation subject to Internal Revenue Service withholding rules. This Plan was further amended effective as of February 1, 1999 to add The Macerich Company Common Stock Fund as a new investment alternative under the Plan. A total of 150,000 shares of common stock were reserved for issuance under the Plan, which was subsequently increased by an additional 500,000 shares in February 2013. On January 1, 2004, the Plan adopted the "Safe Harbor" provision under Sections 401(k)(12) and 401(m)(11) of the Code. In accordance with adopting these provisions, the Company makes matching contributions equal to 100 percent of the first three percent of compensation deferred by a participant and 50 percent of the next two percent of compensation deferred by a participant. During the years ended December 31, 2013, 2012 and 2011, these matching contributions made by the Company were $3,017, $3,094 and $3,077, respectively. Contributions and matching contributions to the Plan by the plan sponsor and/or participating affiliates are recognized as an expense of the Company in the period that they are made.
Deferred Compensation Plans:
The Company has established deferred compensation plans under which key executives of the Company may elect to defer receiving a portion of their cash compensation otherwise payable in one calendar year until a later year. The Company may, as determined by the Board of Directors in its sole discretion prior to the beginning of the plan year, credit a participant's account with a matching amount equal to a percentage of the participant's deferral. The Company contributed $843, $648 and $570 to the plans during the years ended December 31, 2013, 2012 and 2011, respectively. Contributions are recognized as compensation in the periods they are made.
22. Income Taxes:
For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, unrecaptured Section 1250 gain and return of capital or a combination thereof. The following table details the components of the distributions, on a per share basis, for the years ended December 31:

	2013		2012		2011
Ordinary income	$1.02	43.3%	$0.74	33.2%	$0.85	41.5%
Capital gains	1.24	52.5%	1.13	50.7%	0.01	0.5%
Unrecaptured Section 1250 gain	0.10	4.2%	0.36	16.1%	0.04	2.0%
Return of capital	—	—%	—	—%	1.15	56.0%
Dividends paid	$2.36	100.0%	$2.23	100.0%	$2.05	100.0%

The Company has made Taxable REIT Subsidiary elections for all of its corporate subsidiaries other than its Qualified REIT Subsidiaries. The elections, effective for the year beginning January 1, 2001 and future years were made pursuant to Section 856(l) of the Code.
The income tax (expense) benefit of the TRSs for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Current	$(142)	$—	$—
Deferred	1,834	4,159	6,110
Income tax benefit	$1,692	$4,159	$6,110

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

Income tax benefit of the TRSs for the years ended December 31, 2013, 2012 and 2011 are reconciled to the amount computed by applying the Federal Corporate tax rate as follows:

	2013	2012	2011
Book loss for TRSs	$11,709	$16,154	$19,558
Tax at statutory rate on earnings from continuing operations before income taxes	$3,981	$5,493	$6,650
Other	(2,289)	(1,334)	(540)
Income tax benefit	$1,692	$4,159	$6,110

The net operating loss carryforwards are currently scheduled to expire through 2033, beginning in 2021. Net deferred tax assets of $31,356 and $33,414 were included in deferred charges and other assets, net at December 31, 2013 and 2012, respectively. The tax effects of temporary differences and carryforwards of the TRSs included in the net deferred tax assets at December 31, 2013 and 2012 are summarized as follows:

	2013	2012
Net operating loss carryforwards	$26,394	$33,781
Property, primarily differences in depreciation and amortization, the tax basis of land assets and treatment of certain other costs	3,673	(1,973)
Other	1,289	1,606
Net deferred tax assets	$31,356	$33,414
For the years ended December 31, 2013, 2012 and 2011 there were no unrecognized tax benefits.
The tax years 2009 through 2012 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next 12 months.
23. Quarterly Financial Data (Unaudited):
The following is a summary of quarterly results of operations for the years ended December 31, 2013 and 2012:

	2013 Quarter Ended				2012 Quarter Ended
	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
Revenues(1)	$282,137	$258,154	$245,877	$243,307	$229,207	$195,799	$185,055	$187,456
Net income (loss) attributable to the Company(2)	$144,878	$38,123	$218,997	$18,092	$174,247	$43,893	$133,354	$(14,068)
Net income (loss) attributable to common stockholders per share-basic	1.03	0.27	1.57	0.13	1.27	0.33	1.00	(0.11)
Net income (loss) attributable to common stockholders per share-diluted	1.03	0.27	1.57	0.13	1.27	0.33	1.00	(0.11)
_____________________

(1)	Revenues as reported on the Company's Quarterly Reports on Form 10-Q have been reclassified to reflect adjustments for discontinued operations.

(2)	Net income attributable to the Company for the quarter ended December 31, 2013 includes the gain of $151,467 on the sale of Chesterfield Towne Center and Centre at Salisbury (See Note 16—Discontinued

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
23. Quarterly Financial Data (Unaudited): (Continued)

Operations). Net income attributable to the Company for the fourth quarter 2012 includes a remeasurement gain of $84,227 on the purchase of the ownership interest in FlatIron Crossing and a remeasurement gain of $115,729 on the purchase of the ownership interest in Arrowhead Towne Center (See Note 15—Acquisitions).
24. Subsequent Events:
On January 15, 2014, the Company sold Rotterdam Square, a 585,000 square foot regional shopping center in Schenectady, New York, for $8,500. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On January 30, 2014, the Company announced a dividend/distribution of $0.62 per share for common stockholders and OP Unit holders of record on February 21, 2014. All dividends/distributions will be paid 100% in cash on March 7, 2014.

THE MACERICH COMPANY
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2013
(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
Shopping Centers/Entities	Land	Building and Improvements	Equipment and Furnishings	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Equipment and Furnishings	Construction in Progress	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation
Arrowhead Towne Center	$36,687	$386,662	$—	$2,885	$36,687	$389,231	$316	$—	$426,234	$12,919	$413,315
Black Canyon Auto Park	20,600	—	—	12,073	32,664	—	—	9	32,673	—	32,673
Camelback Colonnade	16,015	82,145	—	773	16,121	82,801	11	—	98,933	628	98,305
Capitola Mall	20,395	59,221	—	11,137	20,392	68,778	1,317	266	90,753	27,977	62,776
Chandler Fashion Center	24,188	223,143	—	11,622	24,188	230,549	4,216	—	258,953	75,200	183,753
Danbury Fair Mall	130,367	316,951	—	88,767	142,751	388,380	4,942	12	536,085	91,563	444,522
Deptford Mall	48,370	194,250	—	36,111	61,029	213,969	1,680	2,053	278,731	44,444	234,287
Desert Sky Mall	9,447	37,245	12	1,723	9,447	38,259	659	62	48,427	3,875	44,552
Eastland Mall	22,050	151,605	—	3,153	22,066	154,333	409	—	176,808	9,122	167,686
Estrella Falls	10,550	—	—	74,336	10,747	—	—	74,139	84,886	—	84,886
Fashion Outlets of Chicago	—	—	—	247,781	40,575	196,505	2,062	8,639	247,781	3,994	243,787
Fashion Outlets of Niagara Falls USA	18,581	210,139	—	18,680	16,998	207,665	27	22,710	247,400	18,357	229,043
Flagstaff Mall	5,480	31,773	—	16,824	5,480	48,115	482	—	54,077	14,932	39,145
Flagstaff Mall, The Marketplace at	—	—	—	52,836	—	52,830	6	—	52,836	14,071	38,765
FlatIron Crossing	109,851	333,540	—	11,342	109,851	343,662	314	906	454,733	14,512	440,221
Freehold Raceway Mall	164,986	362,841	—	95,393	168,098	451,340	3,715	67	623,220	120,982	502,238
Fresno Fashion Fair	17,966	72,194	—	46,233	17,966	116,735	1,692	—	136,393	49,738	86,655
Great Northern Mall	12,187	62,657	—	(18,482)	7,481	48,533	348	—	56,362	19,567	36,795
Green Acres Mall	156,640	321,034	—	25,890	156,640	323,046	148	23,730	503,564	11,915	491,649
Kings Plaza Shopping Center	209,041	485,548	20,000	4,692	209,041	487,565	20,736	1,939	719,281	18,067	701,214
La Cumbre Plaza	18,122	21,492	—	23,322	17,280	45,231	233	192	62,936	18,645	44,291
Lake Square Mall	6,386	14,739	—	(7,095)	4,018	9,918	94	—	14,030	1,051	12,979
Macerich Management Co.	—	8,685	26,562	42,663	1,969	6,695	65,999	3,247	77,910	56,448	21,462
MACWH, LP	—	25,771	—	15,760	11,557	27,455	—	2,519	41,531	6,289	35,242
Northgate Mall	8,400	34,865	841	100,496	13,414	127,308	3,201	679	144,602	55,325	89,277
NorthPark Mall	7,746	74,661	—	3,703	7,885	78,101	124	—	86,110	5,483	80,627
Oaks, The	32,300	117,156	—	237,237	55,527	327,074	2,299	1,793	386,693	88,783	297,910
Pacific View	8,697	8,696	—	128,559	7,854	135,852	2,246	—	145,952	49,644	96,308
Panorama Mall	4,373	17,491	—	9,298	4,420	24,322	396	2,024	31,162	8,103	23,059
Paradise Valley Mall	24,565	125,996	—	41,756	35,921	153,897	2,131	368	192,317	52,065	140,252
See accompanying report of independent registered public accounting firm.

THE MACERICH COMPANY
Schedule III—Real Estate and Accumulated Depreciation (Continued)
December 31, 2013
(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
Shopping Centers/Entities	Land	Building and Improvements	Equipment and Furnishings	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Equipment and Furnishings	Construction in Progress	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation
Paradise Village Ground Leases	8,880	2,489	—	(6,876)	3,870	623	—	—	4,493	244	4,249
Paradise Village Office Park II	1,150	1,790	—	3,256	2,300	3,617	279	—	6,196	2,049	4,147
Promenade at Casa Grande	15,089	—	—	84,774	8,851	91,006	6	—	99,863	28,258	71,605
Rotterdam Square	7,018	32,736	—	(20,793)	1,849	17,011	101	—	18,961	10,705	8,256
Santa Monica Place	26,400	105,600	—	286,156	48,374	359,952	7,709	2,121	418,156	51,143	367,013
SanTan Adjacent Land	29,414	—	—	5,075	29,506	—	—	4,983	34,489	—	34,489
SanTan Village Regional Center	7,827	—	—	192,763	6,344	193,429	815	2	200,590	62,288	138,302
Somersville Towne Center	4,096	20,317	1,425	9,792	3,054	32,000	513	63	35,630	24,414	11,216
SouthPark Mall	7,035	38,215	—	367	7,017	38,097	97	406	45,617	2,857	42,760
South Plains Mall	23,100	92,728	—	31,321	23,100	122,820	1,223	6	147,149	49,229	97,920
South Towne Center	19,600	78,954	—	28,358	20,360	105,104	1,368	80	126,912	46,464	80,448
Southridge Center	6,764	—	—	16,526	6,514	16,747	29	—	23,290	559	22,731
Superstition Springs Center	10,928	112,718	—	157	9,273	112,441	49	2,040	123,803	558	123,245
Superstition Springs Power Center	1,618	4,420	—	(11)	1,618	4,326	83	—	6,027	1,339	4,688
Tangerine (Marana), The Shops at	36,158	—	—	(1,553)	16,922	—	—	17,683	34,605	—	34,605
The Macerich Partnership, L.P.	—	2,534	—	4,641	—	—	6,301	874	7,175	1,719	5,456
Towne Mall	6,652	31,184	—	3,308	6,877	34,016	251	—	41,144	10,448	30,696
Tucson La Encantada	12,800	19,699	—	55,209	12,800	74,709	199	—	87,708	35,319	52,389
Twenty Ninth Street	—	37,843	64	211,796	23,599	225,062	1,042	—	249,703	82,564	167,139
Valley Mall	16,045	26,098	—	3,929	15,616	30,175	64	217	46,072	2,052	44,020
Valley River Center	24,854	147,715	—	16,629	24,854	162,698	1,530	116	189,198	39,112	150,086
Victor Valley, Mall of	15,700	75,230	—	49,584	20,080	118,513	1,910	11	140,514	29,544	110,970
Vintage Faire Mall	14,902	60,532	—	53,659	17,647	110,176	1,270	—	129,093	51,898	77,195
Westside Pavilion	34,100	136,819	—	70,299	34,100	201,182	5,754	182	241,218	81,840	159,378
Wilton Mall	19,743	67,855	—	14,552	19,810	81,165	1,159	16	102,150	20,743	81,407
500 North Michigan Avenue	12,851	55,358	—	1,837	12,851	56,463	92	640	70,046	3,838	66,208
Mervyn's (former locations)	12,597	87,551	—	13,335	11,471	93,219	418	8,375	113,483	21,701	91,782
Other land and development properties	49,913	—	—	76,767	50,281	30,266	133	46,000	126,680	4,988	121,692
	$1,569,224	$5,018,885	$48,904	$2,544,325	$1,707,005	$7,092,966	$152,198	$229,169	$9,181,338	$1,559,572	$7,621,766
See accompanying report of independent registered public accounting firm.

THE MACERICH COMPANY
Schedule III—Real Estate and Accumulated Depreciation (Continued)
December 31, 2013
(Dollars in thousands)

Depreciation of the Company's investment in buildings and improvements reflected in the consolidated statements of operations are calculated over the estimated useful lives of the asset as follows:

Buildings and improvements	5 - 40 years
Tenant improvements	5 - 7 years
Equipment and furnishings	5 - 7 years

The changes in total real estate assets for the three years ended December 31, 2013 are as follows:

	2013	2012	2011
Balances, beginning of year	$9,012,706	$7,489,735	$6,908,507
Additions	943,159	1,909,530	784,717
Dispositions and retirements	(774,527)	(386,559)	(203,489)
Balances, end of year	$9,181,338	$9,012,706	$7,489,735

   The aggregate gross cost of the property included in the table above for federal income tax purposes was $7,343,322 (unaudited) at December 31, 2013.

The changes in accumulated depreciation for the three years ended December 31, 2013 are as follows:

	2013	2012	2011
Balances, beginning of year	$1,533,160	$1,410,692	$1,234,380
Additions	284,500	241,231	223,630
Dispositions and retirements	(258,088)	(118,763)	(47,318)
Balances, end of year	$1,559,572	$1,533,160	$1,410,692

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2014.

THE MACERICH COMPANY
/s/ ARTHUR M. COPPOLA
By
Arthur M. Coppola
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ ARTHUR M. COPPOLA	Chairman and Chief Executive Officer and Director	February 21, 2014
Arthur M. Coppola	(Principal Executive Officer)
/s/ DANA K. ANDERSON	Vice Chairman of the Board	February 21, 2014
Dana K. Anderson
/s/ EDWARD C. COPPOLA	President and Director	February 21, 2014
Edward C. Coppola
/s/ DOUGLAS ABBEY	Director	February 21, 2014
Douglas Abbey
/s/ FREDERICK HUBBELL	Director	February 21, 2014
Frederick Hubbell
/s/ DIANA LAING	Director	February 21, 2014
Diana Laing

Signature	Capacity	Date
/s/ STANLEY MOORE	Director	February 21, 2014
Stanley Moore
/s/ MASON ROSS	Director	February 21, 2014
Mason Ross
/s/ DR. WILLIAM SEXTON	Director	February 21, 2014
Dr. William Sexton
/s/ STEVEN SOBOROFF	Director	February 21, 2014
Steven Soboroff
/s/ ANDREA STEPHEN	Director	February 21, 2014
Andrea Stephen
/s/ THOMAS E. O'HERN	Senior Executive Vice President, Treasurer and Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)	February 21, 2014
Thomas E. O'Hern

EXHIBIT INDEX

Exhibit Number	Description
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

3.1	Articles of Amendment and Restatement of the Company (incorporated by reference as an exhibit to the Company's Registration Statement on Form S-11, as amended (No. 33-68964)).

3.1.1	Articles Supplementary of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date May 30, 1995).

3.1.2	Articles Supplementary of the Company (with respect to the first paragraph) (incorporated by reference as an exhibit to the Company's 1998 Form 10-K).

3.1.3	Articles Supplementary of the Company (Series D Preferred Stock) (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date July 26, 2002).

3.1.4	Articles Supplementary of the Company (incorporated by reference as an exhibit to the Company's Registration Statement on Form S-3, as amended (No. 333-88718)).

3.1.5	Articles of Amendment (declassification of Board) (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

3.1.6	Articles Supplementary (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date February 5, 2009).

3.1.7	Articles of Amendment (increased authorized shares) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date January 29, 2014).

4.1	Form of Common Stock Certificate (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, as amended, event date November 10, 1998).

4.2	Form of Preferred Stock Certificate (Series D Preferred Stock) (incorporated by reference as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-107063)).

10.1	Amended and Restated Limited Partnership Agreement for the Operating Partnership dated as of March 16, 1994 (incorporated by reference as an exhibit to the Company's 1996 Form 10-K).

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

10.2	[Intentionally omitted]

10.3	[Intentionally omitted]

Exhibit Number		Description
10.4		[Intentionally omitted]

10.5	*	Amended and Restated Deferred Compensation Plan for Executives (2003) (incorporated by reference as an exhibit to the Company's 2003 Form 10-K).

10.5.1	*	Amendment Number 1 to Amended and Restated Deferred Compensation Plan for Executives (October 30, 2008) (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.5.2	*
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
Amendment Number 2 to Amended and Restated Deferred Compensation Plan for Senior Executives (May 1, 2011) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011).

10.6.3	*
Amendment Number 3 to Amended and Restated Deferred Compensation Plan for Senior Executives (September 27, 2012) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.7	*
Eligible Directors' Deferred Compensation/Phantom Stock Plan (as amended and restated as of January 1, 2013) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.8	*	2013 Deferred Compensation Plan for Executives (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.8.1	*
Amendment Number 1 to 2013 Deferred Compensation Plan for Executives (March 29, 2013) (incorporated by reference as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.9
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

10.11
Registration Rights Agreement, dated as of March 16, 1994, between the Company and The Northwestern Mutual Life Insurance Company (incorporated by reference as an exhibit to the Company’s 1996 Form 10-K).

Exhibit Number	Description
10.12
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

10.21
$1,500,000,000 Revolving Loan Facility and $125,000,000 Term Loan Facility Amended and Restated Credit Agreement, dated as of August 6, 2013, by and among the Company, The Macerich Partnership, L.P., Deutsche Bank Trust Company Americas, as administrative agent; Deutsche Bank Securities Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC as joint lead arrangers and joint bookrunning managers; JP Morgan Chase Bank, N.A. and Wells Fargo Bank, N.A. as co-syndication agents, and various lenders party thereto (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date August 6, 2013).

10.22
Amended and Restated Unconditional Guaranty, dated as of August 6, 2013, by the Company in favor of Deutsche Bank Trust Company Americas, as administrative agent (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date August 6, 2013).

10.23	[Intentionally omitted]

10.24
Tax Matters Agreement dated as of July 26, 2002 between The Macerich Partnership L.P. and the Protected Partners (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.24.1	Tax Matters Agreement (Wilmorite) (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date April 25, 2005).

Exhibit Number		Description
10.25		[Intentionally omitted]

10.26		[Intentionally omitted]

10.27	*	2003 Equity Incentive Plan, as amended and restated as of June 8, 2009 (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date June 12, 2009).

10.27.1	*	Amended and Restated Cash Bonus/Restricted Stock/Stock Unit and LTIP Unit Award Program under the 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2010 Form 10-K).

10.27.2	*	Form of Restricted Stock Award Agreement under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.27.3	*	Form of Stock Unit Award Agreement under 2003 Equity Incentive (incorporated by reference as an exhibit to the Company's 2011 Form 10‑K).

10.27.4	*	Form of Employee Stock Option Agreement under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.27.5	*	Form of Non-Qualified Stock Option Grant under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.27.6	*	Form of Restricted Stock Award Agreement for Non-Management Directors (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.27.7	*	Form of Stock Unit Award Agreement under 2003 Equity Incentive Plan for Non-Employee Directors.

10.27.8	*	Form of Stock Appreciation Right under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.27.9	*
Form of LTIP Award Agreement under 2003 Equity Incentive Plan (Service-Based) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.27.10	*	Form of LTIP Unit Award Agreement under 2003 Equity Incentive Plan (Performance-Based) (incorporated by reference as an exhibit to the Company's 2011 Form 10-K).

10.27.11	*	Form of LTIP Unit Award Agreement under 2003 Equity Incentive Plan (Performance-Based/Outperformance) (incorporated by reference as an exhibit to the Company's 2011 Form 10-K).

10.28	*
Amendment and Restatement of the Employee Stock Purchase Plan (as amended and restated as of June 1, 2013) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.29	*	Form of Management Continuity Agreement (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.29.1	*	List of Omitted Management Continuity Agreements.

10.29.2	*
Termination of Management Continuity Agreement between the Company and Arthur M. Coppola, effective March 15, 2013 (incorporated by reference as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

Exhibit Number		Description
10.29.3	*
Notices dated August 28, 2013 from the Company to Edward Coppola and Thomas O’Hern regarding their respective management continuity agreements (incorporated by reference as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.29.4	*
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

10.32
Registration Rights Agreement dated as of April 25, 2005 among the Company and the persons names on Exhibit A thereto (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date April 25, 2005).

10.33	*	Description of Director and Executive Compensation Arrangements

21.1		List of Subsidiaries

23.1		Consent of Independent Registered Public Accounting Firm (KPMG LLP)

31.1		Section 302 Certification of Arthur Coppola, Chief Executive Officer

31.2		Section 302 Certification of Thomas O'Hern, Chief Financial Officer

32.1		Section 906 Certifications of Arthur Coppola and Thomas O'Hern

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

* Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.