Form 10-Q
period 2014-03-31
MACERICH CO
filed 2014-05-05
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
YES ☐       NO ☒
Number of shares outstanding as of May 2, 2014 of the registrant's common stock, par value $0.01 per share: 140,692,507 shares

THE MACERICH COMPANY
FORM 10-Q

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS:
Property, net	$7,553,979	$7,621,766
Cash and cash equivalents	64,926	69,715
Restricted cash	15,808	16,843
Tenant and other receivables, net	100,838	99,497
Deferred charges and other assets, net	516,277	533,058
Loans to unconsolidated joint ventures	3,374	2,756
Due from affiliates	28,559	30,132
Investments in unconsolidated joint ventures	724,630	701,483
Total assets	$9,008,391	$9,075,250
LIABILITIES AND EQUITY:
Mortgage notes payable:
Related parties	$268,029	$269,381
Others	4,115,971	4,145,809
Total	4,384,000	4,415,190
Bank and other notes payable	227,132	167,537
Accounts payable and accrued expenses	89,146	76,941
Other accrued liabilities	312,188	363,158
Distributions in excess of investments in unconsolidated joint ventures	254,581	252,192
Co-venture obligation	78,224	81,515
Total liabilities	5,345,271	5,356,533
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 140,879,384 and 140,733,683 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1,409	1,407
Additional paid-in capital	3,920,704	3,906,148
Accumulated deficit	(618,277)	(548,806)
Total stockholders' equity	3,303,836	3,358,749
Noncontrolling interests	359,284	359,968
Total equity	3,663,120	3,718,717
Total liabilities and equity	$9,008,391	$9,075,250
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Revenues:
Minimum rents	$151,633	$137,027
Percentage rents	2,853	3,982
Tenant recoveries	91,475	78,961
Management Companies	8,121	10,148
Other	10,430	13,186
Total revenues	264,512	243,304
Expenses:
Shopping center and operating expenses	90,376	78,604
Management Companies' operating expenses	22,772	23,149
REIT general and administrative expenses	6,877	6,024
Depreciation and amortization	88,657	87,018
	208,682	194,795
Interest expense:
Related parties	3,708	3,780
Other	42,630	45,900
	46,338	49,680
Loss on extinguishment of debt, net	358	—
Total expenses	255,378	244,475
Equity in income of unconsolidated joint ventures	13,769	18,115
Co-venture expense	(1,820)	(2,041)
Income tax benefit	172	243
(Loss) gain on remeasurement, sale or write down of assets, net	(1,611)	4,828
Income from continuing operations	19,644	19,974
Discontinued operations:
Gain on the disposition of assets, net	—	6
Income from discontinued operations	—	2,550
Total income from discontinued operations	—	2,556
Net income	19,644	22,530
Less net income attributable to noncontrolling interests	1,825	4,438
Net income attributable to the Company	$17,819	$18,092
Earnings per common share attributable to Company—basic:
Income from continuing operations	$0.13	$0.11
Discontinued operations	—	0.02
Net income attributable to common stockholders	$0.13	$0.13
Earnings per common share attributable to Company—diluted:
Income from continuing operations	$0.13	$0.11
Discontinued operations	—	0.02
Net income attributable to common stockholders	$0.13	$0.13
Weighted average number of common shares outstanding:
Basic	140,767,000	137,538,000
Diluted	140,817,000	137,616,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENT OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Stockholders' Equity
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2014	140,733,683	$1,407	$3,906,148	$(548,806)	$3,358,749	$359,968	$3,718,717
Net income	—	—	—	17,819	17,819	1,825	19,644
Amortization of share and unit-based compensation plans	82,701	1	20,345	—	20,346	—	20,346
Distributions paid ($0.62) per share	—	—	—	(87,290)	(87,290)	—	(87,290)
Distributions to noncontrolling interests	—	—	—	—	—	(8,052)	(8,052)
Other	—	—	(42)	—	(42)	—	(42)
Conversion of noncontrolling interests to common shares	63,000	1	626	—	627	(627)	—
Redemption of noncontrolling interests	—	—	(134)	—	(134)	(69)	(203)
Adjustment of noncontrolling interest in Operating Partnership	—	—	(6,239)	—	(6,239)	6,239	—
Balance at March 31, 2014	140,879,384	$1,409	$3,920,704	$(618,277)	$3,303,836	$359,284	$3,663,120
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$19,644	$22,530
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	358	—
Loss (gain) on remeasurement, sale or write down of assets, net	1,611	(4,828)
Gain on the disposition of assets, net from discontinued operations	—	(6)
Depreciation and amortization	90,569	95,465
Amortization of net premium on mortgage notes payable	(1,352)	(2,441)
Amortization of share and unit-based plans	16,505	3,700
Straight-line rent adjustment	(1,491)	(1,561)
Amortization of above and below-market leases	(1,497)	(1,624)
Provision for doubtful accounts	372	756
Income tax benefit	(172)	(243)
Equity in income of unconsolidated joint ventures	(13,769)	(18,115)
Distributions of income from unconsolidated joint ventures	—	8,538
Co-venture expense	1,820	2,041
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables	8,817	4,782
Other assets	(1,536)	9,092
Due from affiliates	1,573	(799)
Accounts payable and accrued expenses	8,049	15,073
Other accrued liabilities	(31,590)	(24,817)
Net cash provided by operating activities	97,911	107,543
Cash flows from investing activities:
Acquisitions of property	—	(470,000)
Development, redevelopment, expansion and renovation of properties	(29,578)	(36,741)
Property improvements	(4,792)	(10,901)
Issuance of notes receivable	—	(13,330)
Proceeds from maturities of marketable securities	—	99
Deferred leasing costs	(6,465)	(10,885)
Distributions from unconsolidated joint ventures	43,495	104,708
Contributions to unconsolidated joint ventures	(49,842)	(26,134)
Collection of/loans to unconsolidated joint ventures, net	(618)	(21)
Proceeds from sale of assets	24,514	6,059
Restricted cash	1,035	530
Net cash used in investing activities	(22,251)	(456,616)

THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands) (Unaudited)
	For the Three Months Ended March 31,
	2014	2013
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	133,982	1,735,123
Payments on mortgages, bank and other notes payable	(104,225)	(1,286,303)
Deferred financing costs	(550)	(4,601)
Redemption of noncontrolling interests	(203)	(1,022)
Contingent consideration paid	(9,000)	—
Dividends and distributions	(95,342)	(86,207)
Distributions to co-venture partner	(5,111)	(4,896)
Net cash (used in) provided by financing activities	(80,449)	352,094
Net (decrease) increase in cash and cash equivalents	(4,789)	3,021
Cash and cash equivalents, beginning of period	69,715	65,793
Cash and cash equivalents, end of period	$64,926	$68,814
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$47,958	$53,993
Non-cash transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$37,852	$25,761
Notes receivable issued in connection with sale of property	$9,603	$—
Application of deposit to acquire property	$—	$30,000
Conversion of noncontrolling interests to common shares	$627	$974
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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of March 31, 2014, the Company was the sole general partner of, and held a 93% ownership interest in, The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
The unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for the interim periods have been made. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying consolidated balance sheet as of December 31, 2013 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
2. Summary of Significant Accounting Policies: (Continued)

Recent Accounting Pronouncements:
On April 10, 2014, the Financial Accounting Standards Board issued ASU 2014-08, which amends the definition of discontinued operations and requires additional disclosures for disposal transactions that do not meet the revised discontinued operations criteria. ASU 2014-08 is required to be adopted for fiscal years beginning after December 15, 2014, with early adoption permitted. The Company's early adoption of this pronouncement on January 1, 2014 did not have a material impact on the Company's consolidated financial statements.

3.	Earnings per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of earnings per share for the three months ended March 31, 2014 and 2013 (shares in thousands):

	For the Three Months Ended March 31,
	2014	2013
Numerator
Income from continuing operations	$19,644	$19,974
Income from discontinued operations	—	2,556
Net income attributable to noncontrolling interests	(1,825)	(4,438)
Net income attributable to the Company	17,819	18,092
Allocation of earnings to participating securities	(128)	(66)
Numerator for basic and diluted earnings per share—net income attributable to common stockholders	$17,691	$18,026
Denominator
Denominator for basic earnings per share—weighted average number of common shares outstanding	140,767	137,538
Effect of dilutive securities:(1)
Share and unit-based compensation plans	50	78
Denominator for diluted earnings per share—weighted average number of common shares outstanding	140,817	137,616
Earnings per common share—basic:
Income from continuing operations	$0.13	$0.11
Discontinued operations	—	0.02
Net income attributable to common stockholders	$0.13	$0.13
Earnings per common share—diluted:
Income from continuing operations	$0.13	$0.11
Discontinued operations	—	0.02
Net income attributable to common stockholders	$0.13	$0.13

(1)	Diluted EPS excludes 184,304 convertible preferred units for the three months ended March 31, 2014 and 2013 as their impact was antidilutive.
Diluted EPS excludes 10,068 of unexercised stock options for the three months ended March 31, 2014 as their impact was antidilutive.
Diluted EPS excludes 9,991,438 and 10,206,924 Operating Partnership Units ("OP Units") for the three months ended March 31, 2014 and 2013, respectively, as their impact was antidilutive.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

4.	Investments in Unconsolidated Joint Ventures:
During 2013, the Company made the following investments and dispositions relating to its unconsolidated joint ventures:
On May 29, 2013, the Company's joint venture in Pacific Premier Retail LP sold Redmond Town Center Office, a 582,000 square foot office building in Redmond, Washington, for $185,000, resulting in a gain on the sale of assets of $89,157 to the joint venture. The Company's share of the gain was $44,424, which was included in equity in income of unconsolidated joint ventures. The Company used its share of the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On June 12, 2013, the Company's joint venture in Pacific Premier Retail LP sold Kitsap Mall, an 846,000 square foot regional shopping center in Silverdale, Washington, for $127,000, resulting in a gain on the sale of assets of $55,150 to the joint venture. The Company's share of the gain was $28,127, which was included in equity in income of unconsolidated joint ventures. The Company used its share of the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On August 1, 2013, the Company's joint venture in Pacific Premier Retail LP sold Redmond Town Center, a 695,000 square foot community center in Redmond, Washington, for $127,000, resulting in a gain on the sale of assets of $38,447 to the joint venture. The Company's share of the gain was $18,251, which was included in equity in income of unconsolidated joint ventures. The Company used its share of the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On September 17, 2013, the Company’s joint venture in Camelback Colonnade, a 619,000 square foot community center in Phoenix, Arizona, was restructured. As a result of the restructuring, the Company’s ownership interest in Camelback Colonnade decreased from 73.2% to 67.5%. Prior to the restructuring, the Company had accounted for its investment in Camelback Colonnade under the equity method of accounting due to substantive participation rights held by the outside partners. Upon completion of the restructuring, these substantive participation rights were terminated and the Company obtained voting control of the joint venture. This transaction is referred to herein as the "Camelback Colonnade Restructuring." Since the date of the restructuring, the Company has included Camelback Colonnade in its consolidated financial statements (See Note 13—Acquisitions).
On October 8, 2013, the Company's joint venture in Ridgmar Mall, a 1,273,000 square foot regional shopping center in Fort Worth, Texas, sold the property for $60,900, resulting in a gain on the sale of assets of $6,243 to the joint venture. The Company's share of the gain was $3,121, which was included in equity in income from joint ventures. The cash proceeds from the sale were used to pay off the $51,657 mortgage loan on the property and the remaining $9,243, net of closing costs, was distributed to the partners. The Company used its share of the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On October 24, 2013, the Company acquired the remaining 33.3% ownership interest in Superstition Springs Center, a 1,082,000 square foot regional shopping center in Mesa, Arizona, that it did not own for $46,162. The purchase price was funded by a cash payment of $23,662 and the assumption of the third party's pro rata share of the mortgage note payable on the property of $22,500. Prior to the acquisition, the Company had accounted for its investment in Superstition Springs Center under the equity method. Since the date of acquisition, the Company has included Superstition Springs Center in its consolidated financial statements (See Note 13—Acquisitions).

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	March 31, 2014	December 31, 2013
Assets(1):
Properties, net	$3,480,942	$3,435,737
Other assets	281,207	295,719
Total assets	$3,762,149	$3,731,456
Liabilities and partners' capital(1):
Mortgage notes payable(2)	$3,506,953	$3,518,215
Other liabilities	200,166	202,444
Company's deficit	(3,799)	(25,367)
Outside partners' capital	58,829	36,164
Total liabilities and partners' capital	$3,762,149	$3,731,456
Investments in unconsolidated joint ventures:
Company's deficit	$(3,799)	$(25,367)
Basis adjustment(3)	473,848	474,658
	$470,049	$449,291

Assets—Investments in unconsolidated joint ventures	$724,630	$701,483
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(254,581)	(252,192)
	$470,049	$449,291

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

(1)	These amounts include the assets and liabilities of the following joint ventures as of March 31, 2014 and December 31, 2013:

	Pacific Premier Retail LP	Tysons Corner LLC
As of March 31, 2014:
Total Assets	$763,917	$359,088
Total Liabilities	$809,622	$879,938
As of December 31, 2013:
Total Assets	$775,012	$356,871
Total Liabilities	$812,725	$887,413

(2)
Certain mortgage notes payable could become recourse debt to the Company should the joint venture be unable to discharge the obligations of the related debt. As of March 31, 2014 and December 31, 2013, a total of $33,540 could become recourse debt to the Company. As of March 31, 2014 and December 31, 2013, the Company had an indemnity agreement from a joint venture partner for $16,770 of the guaranteed amount.

Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $709,538 and $712,455 as of March 31, 2014 and December 31, 2013, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates—Broadway Plaza. Interest expense on these borrowings was $9,724 and $6,943 for the three months ended March 31, 2014 and 2013, respectively.

(3)
The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $1,424 and $2,562 for the three months ended March 31, 2014 and 2013, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	Pacific Premier Retail LP	Tysons Corner LLC	Other Joint Ventures	Total
Three Months Ended March 31, 2014
Revenues:
Minimum rents	$26,080	$16,278	$55,899	$98,257
Percentage rents	659	424	968	2,051
Tenant recoveries	11,740	11,894	25,111	48,745
Other	1,077	687	7,855	9,619
Total revenues	39,556	29,283	89,833	158,672
Expenses:
Shopping center and operating expenses	11,131	10,159	33,880	55,170
Interest expense	10,098	7,830	19,571	37,499
Depreciation and amortization	8,798	4,602	21,523	34,923
Total operating expenses	30,027	22,591	74,974	127,592
Loss on remeasurement, sale or write down of assets, net	(86)	—	(18)	(104)
Net income	$9,443	$6,692	$14,841	$30,976
Company's equity in net income	$4,268	$1,758	$7,743	$13,769
Three Months Ended March 31, 2013
Revenues:
Minimum rents	$33,132	$15,497	$60,961	$109,590
Percentage rents	989	566	1,302	2,857
Tenant recoveries	13,954	11,024	27,212	52,190
Other	1,251	918	7,413	9,582
Total revenues	49,326	28,005	96,888	174,219
Expenses:
Shopping center and operating expenses	14,448	8,482	36,171	59,101
Interest expense	11,574	2,240	24,117	37,931
Depreciation and amortization	10,910	4,430	21,821	37,161
Total operating expenses	36,932	15,152	82,109	134,193
Loss on remeasurement, sale or write down of assets, net	—	—	(190)	(190)
Net income	$12,394	$12,853	$14,589	$39,836
Company's equity in net income	$5,691	$4,877	$7,547	$18,115
Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

5.	Property:
Property consists of the following:

	March 31, 2014	December 31, 2013
Land	$1,697,973	$1,707,005
Buildings and improvements	6,499,863	6,555,212
Tenant improvements	533,650	537,754
Equipment and furnishings	153,177	152,198
Construction in progress	253,113	229,169
	9,137,776	9,181,338
Less accumulated depreciation	(1,583,797)	(1,559,572)
	$7,553,979	$7,621,766
Depreciation expense was $68,478 and $65,896 for the three months ended March 31, 2014 and 2013, respectively.
The loss on remeasurement, sale or write down of assets, net, of $1,611 for the three months ended March 31, 2014 is due to the loss on the sales of Rotterdam Square, a 585,000 square foot regional shopping center in Schenectady, New York; Somersville Towne Center, a 348,000 square foot regional shopping center in Antioch, California; and Lake Square Mall, a 559,000 square foot regional shopping center in Leesburg, Florida.
The gain on the remeasurement, sale or write down of assets, net, of $4,828 for the three months ended March 31, 2013 consists of the gain on the sales of land of $5,419 offset in part by the loss on the write off of development costs of $591.

6.	Tenant and Other Receivables, net:
Included in tenant and other receivables, net, is an allowance for doubtful accounts of $2,941 and $2,878 at March 31, 2014 and December 31, 2013, respectively. Also included in tenant and other receivables, net, are accrued percentage rents of $2,723 and $9,824 at March 31, 2014 and December 31, 2013, respectively, and a deferred rent receivable due to straight-line rent adjustments of $54,303 and $53,380 at March 31, 2014 and December 31, 2013, respectively.
On March 17, 2014, in connection with the sale of Lake Square Mall (See Note 5—Property), the Company issued a note receivable for $6,500 that bears interest at an effective rate of 6.5% and matures on March 17, 2018 and a note receivable for $3,103 that bears interest at 5.0% and matures on December 31, 2014. The notes are collateralized by a trust deed on Lake Square Mall.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

7.	Deferred Charges and Other Assets, net:
Deferred charges and other assets, net, consist of the following:

	March 31, 2014	December 31, 2013
Leasing	$213,741	$223,038
Financing	50,427	51,695
Intangible assets:
In-place lease values	188,083	205,651
Leasing commissions and legal costs	47,504	50,594
Above-market leases	115,035	118,770
Deferred tax assets	31,528	31,356
Deferred compensation plan assets	31,148	30,932
Other assets	67,206	65,793
	744,672	777,829
Less accumulated amortization(1)	(228,395)	(244,771)
	$516,277	$533,058

(1)
Accumulated amortization includes $81,496 and $89,141 relating to in-place lease values, leasing commissions and legal costs at March 31, 2014 and December 31, 2013, respectively. Amortization expense of in-place lease values, leasing commissions and legal costs was $12,739 and $13,665 for the three months ended March 31, 2014 and 2013, respectively.

The allocated values of above-market leases and below-market leases consist of the following:

	March 31, 2014	December 31, 2013
Above-Market Leases
Original allocated value	$115,035	$118,770
Less accumulated amortization	(48,461)	(46,912)
	$66,574	$71,858
Below-Market Leases(1)
Original allocated value	$182,005	$187,537
Less accumulated amortization	(80,583)	(79,271)
	$101,422	$108,266

(1)	Below-market leases are included in other accrued liabilities.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

8.	Mortgage Notes Payable:
Mortgage notes payable at March 31, 2014 and December 31, 2013 consist of the following:

	Carrying Amount of Mortgage Notes(1)
	March 31, 2014		December 31, 2013
Property Pledged as Collateral	Related Party	Other	Related Party	Other	Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Arrowhead Towne Center	$—	$234,214	$—	$236,028	2.76%	$1,131	2018
Camelback Colonnade	—	48,824	—	49,120	2.16%	178	2015
Chandler Fashion Center(5)	—	200,000	—	200,000	3.77%	625	2019
Danbury Fair Mall	116,421	116,421	117,120	117,120	5.53%	1,538	2020
Deptford Mall	—	200,658	—	201,622	3.76%	947	2023
Deptford Mall	—	14,482	—	14,551	6.46%	101	2016
Eastland Mall	—	168,000	—	168,000	5.79%	811	2016
Fashion Outlets of Chicago(6)	—	105,367	—	91,383	2.95%	233	2017
Fashion Outlets of Niagara Falls USA	—	123,352	—	124,030	4.89%	727	2020
Flagstaff Mall	—	37,000	—	37,000	5.03%	151	2015
FlatIron Crossing	—	266,397	—	268,000	3.90%	1,393	2021
Freehold Raceway Mall(5)	—	232,245	—	232,900	4.20%	805	2018
Fresno Fashion Fair	79,075	79,075	79,391	79,390	6.76%	1,104	2015
Great Northern Mall(7)	—	35,235	—	35,484	6.54%	234	2015
Green Acres Mall	—	318,249	—	319,850	3.61%	1,447	2021
Kings Plaza Shopping Center	—	488,075	—	490,548	3.67%	2,229	2019
Northgate Mall(8)	—	64,000	—	64,000	3.03%	128	2017
Oaks, The	—	213,244	—	214,239	4.14%	1,064	2022
Pacific View	—	135,186	—	135,835	4.08%	668	2022
Santa Monica Place	—	234,160	—	235,445	2.99%	1,004	2018
SanTan Village Regional Center	—	135,917	—	136,629	3.14%	589	2019
South Plains Mall(9)	—	72,449	—	99,833	4.78%	383	2015
Superstition Springs Center	—	68,316	—	68,395	1.98%	138	2016
Towne Mall	—	22,897	—	22,996	4.48%	117	2022
Tucson La Encantada	72,533	—	72,870	—	4.23%	368	2022
Valley Mall	—	41,955	—	42,155	5.85%	280	2016
Valley River Center	—	120,000	—	120,000	5.59%	558	2016
Victor Valley, Mall of(10)	—	90,000	—	90,000	2.72%	180	2014
Vintage Faire Mall	—	98,729	—	99,083	5.81%	586	2015
Westside Pavilion	—	151,524	—	152,173	4.49%	783	2022
	$268,029	$4,115,971	$269,381	$4,145,809

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

Debt premiums (discounts) consist of the following:

Property Pledged as Collateral	March 31, 2014	December 31, 2013
Arrowhead Towne Center	$13,874	$14,642
Camelback Colonnade	1,824	2,120
Deptford Mall	(13)	(14)
Fashion Outlets of Niagara Falls USA	6,110	6,342
Superstition Springs Center	816	895
Valley Mall	(197)	(219)
	$22,414	$23,766

(2)	The interest rate disclosed represents the effective interest rate, including the debt premiums (discounts) and deferred finance costs.

(3)	The monthly debt service represents the payment of principal and interest.

(4)
The maturity date assumes that all extension options are fully exercised and that the Company does not opt to refinance the debt prior to these dates. These extension options are at the Company's discretion, subject to certain conditions, which the Company believes will be met.

(5)	A 49.9% interest in the loan has been assumed by a third party in connection with a co-venture arrangement (See Note 10—Co-Venture Arrangement).

(6)
The construction loan on the property allows for borrowings of up to $140,000, bears interest at LIBOR plus 2.50% and matures on March 5, 2017, including extension options. At March 31, 2014 and December 31, 2013, the total interest rate was 2.95% and 2.96%, respectively.

(7)	On March 24, 2014, the loan was extended to January 1, 2015.

(8)	The loan bears interest at LIBOR plus 2.25% and matures on March 1, 2017. At March 31, 2014 and December 31, 2013, the total interest rate was 3.03% and 3.04%, respectively.

(9)	On February 7, 2014, the Company paid off in full one of the two loans on the property, which resulted in a loss of $358 on the early extinguishment of debt.

(10)	The loan bears interest at LIBOR plus 2.25% and matures on November 6, 2014. At March 31, 2014 and December 31, 2013, the total interest rate was 2.72% and 2.73%, respectively.
Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.
Most of the Company's mortgage notes payable are secured by the properties on which they are placed and are non-recourse to the Company. As of March 31, 2014 and December 31, 2013, a total of $84,183 and $77,192, respectively, of the mortgage notes payable could become recourse to the Company.
The Company expects that all loan maturities during the next twelve months will be refinanced, restructured, extended and/or paid-off from the Company's line of credit or with cash on hand.
Total interest expense capitalized was $2,485 and $2,468 during the three months ended March 31, 2014 and 2013, respectively.
Related party mortgage notes payable are amounts due to affiliates of NML. See Note 16—Related Party Transactions for interest expense associated with loans from NML.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
8. Mortgage Notes Payable: (Continued)

The estimated fair value (Level 2 measurement) of mortgage notes payable at March 31, 2014 and December 31, 2013 was $4,462,272 and $4,500,177, respectively, based on current interest rates for comparable loans. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

9.	Bank and Other Notes Payable:
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
On August 6, 2013, the Company's line of credit was amended and extended. The amended facility provides for an interest rate of LIBOR plus a spread of 1.375% to 2.0%, depending on the Company's overall leverage levels, and matures on August 6, 2018. Based on the Company's leverage level as of March 31, 2014, the borrowing rate on the facility was LIBOR plus 1.38%. In addition, the line of credit can be expanded, depending on certain conditions, up to a total facility of $2,000,000 (without giving effect to the $125,000 unsecured term loan described below).
As of March 31, 2014 and December 31, 2013, borrowings under the line of credit were $90,000 and $30,000, respectively, at an average interest rate of 1.83% and 1.85%, respectively. The estimated fair value (Level 2 measurement) of the line of credit at March 31, 2014 and December 31, 2013 was $84,718 and $28,214, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
Term Loan:
On December 8, 2011, the Company obtained a $125,000 unsecured term loan under the line of credit that bears interest at LIBOR plus a spread of 1.95% to 3.20%, depending on the Company's overall leverage level, and matures on December 8, 2018. Based on the Company's current leverage level as of March 31, 2014, the borrowing rate was LIBOR plus 1.95%. As of March 31, 2014 and December 31, 2013, the total interest rate was 2.50% and 2.51%, respectively. The estimated fair value (Level 2 measurement) of the term loan at March 31, 2014 and December 31, 2013 was $120,760 and $120,802, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
Prasada Note:
On March 29, 2013, the Company issued a $13,330 note payable that bears interest at 5.25% and matures on March 29, 2016. The note payable is collateralized by a portion of a development reimbursement agreement with the City of Surprise, Arizona. At March 31, 2014 and December 31, 2013, the note had a balance of $12,132 and $12,537, respectively. The estimated fair value (Level 2 measurement) of the note at March 31, 2014 and December 31, 2013 was $12,613 and $13,114, respectively, based on current interest rates for comparable notes. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the collateral for the underlying debt.
As of March 31, 2014 and December 31, 2013, the Company was in compliance with all applicable financial loan covenants.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

10.	Co-Venture Arrangement:
On September 30, 2009, the Company formed a joint venture, whereby a third party acquired a 49.9% interest in Freehold Raceway Mall and Chandler Fashion Center.
As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the venture formation, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The transaction has been accounted for as a profit-sharing arrangement, and accordingly the assets, liabilities and operations of the properties remain on the books of the Company and a co-venture obligation was established for the amount of $168,154, representing the net cash proceeds received from the third party. The co-venture obligation is increased for the allocation of income to the co-venture partner and decreased for distributions to the co-venture partner. The co-venture obligation was $78,224 and $81,515 at March 31, 2014 and December 31, 2013, respectively.
11. Noncontrolling Interests:
The Company allocates net income of the Operating Partnership based on the weighted average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 93% ownership interest in the Operating Partnership as of March 31, 2014 and December 31, 2013. The remaining 7% limited partnership interest as of March 31, 2014 and December 31, 2013 was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the 10 trading days ending on the respective balance sheet date. Accordingly, as of March 31, 2014 and December 31, 2013, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $614,656 and $587,917, respectively.
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

12.	Stockholders' Equity:
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
12. Stockholders' Equity: (Continued)

As of March 31, 2014, $149,093 of the Shares remained available to be sold under the ATM Program. Actual future sales will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. The Company has no obligation to sell the remaining Shares available for sale under the ATM Program.

13.	Acquisitions:
Green Acres Mall:
On January 24, 2013, the Company acquired Green Acres Mall, a 1,790,000 square foot regional shopping center in Valley Stream, New York, for a purchase price of $500,000. A purchase deposit of $30,000 was funded during the year ended December 31, 2012, and the remaining $470,000 was funded upon closing of the acquisition. The cash payment made at the time of closing was provided by the placement of a mortgage note payable on the property that allowed for borrowings of up to $325,000 and from borrowings under the Company's line of credit. Concurrent with the acquisition, the Company borrowed $100,000 on the loan. On January 31, 2013, the Company exercised its option to borrow the remaining $225,000 on the loan. The acquisition was completed to acquire another prominent shopping center in the New York metropolitan area.
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
13. Acquisitions: (Continued)

Pro Forma Results of Operations:
The following unaudited pro forma financial information for the three months ended March 31, 2013 assumes all of the above transactions took place on January 1, 2013:

	Total revenues (1)	Income (loss) from continuing operations (1)
Supplemental pro forma information for the three months ended March 31, 2013	$253,552	$19,152

(1)
This unaudited pro forma supplemental information does not purport to be indicative of what the Company's operating results would have been had these transactions occurred on January 1, 2013, and may not be indicative of future operating results. The Company has excluded remeasurement gains and acquisition costs from these pro forma results as they are considered significant non-recurring adjustments directly attributable to these transactions.

14.	Discontinued Operations:
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
On September 30, 2013, the Company conveyed Fiesta Mall, a 933,000 square foot regional shopping center in Mesa, Arizona, to the mortgage note lender by a deed-in-lieu of foreclosure. As a result of the conveyance, the Company recognized a gain on the extinguishment of debt of $1,252, which is included in (loss) gain on the disposition of assets, net.
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
The Company has classified the results of operations and the gain or loss on all of the above dispositions as discontinued operations for the three months ended March 31, 2013.
Revenues and total income from discontinued operations were $19,478 and $2,556, respectively, for the three months ended March 31, 2013.

15.	Commitments and Contingencies:
The Company has certain properties that are subject to non-cancelable operating ground leases. The leases expire at various times through 2098, subject in some cases to options to extend the terms of the leases. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. Ground rent expense was $2,668 and $2,635 for the three months ended March 31, 2014 and 2013, respectively. No contingent rent was incurred during the three months ended March 31, 2014 or 2013.
As of March 31, 2014 and December 31, 2013, the Company was contingently liable for $16,388 and $18,862, respectively, in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreements. At March 31, 2014, the Company had $54,803 in outstanding obligations which it believes will be settled in the next twelve months.

16.	Related Party Transactions:
Certain unconsolidated joint ventures and third-parties have engaged the Management Companies to manage the operations of the Centers. Under these arrangements, the Management Companies are reimbursed for compensation paid to on-site employees, leasing agents and project managers at the Centers, as well as insurance costs and other administrative expenses.
The following are fees charged to unconsolidated joint ventures:

	For the Three Months Ended March 31,
	2014	2013
Management Fees	$4,825	$5,493
Development and Leasing Fees	2,496	1,695
	$7,321	$7,188
Certain mortgage notes on the properties are held by NML (See Note 8—Mortgage Notes Payable). Interest expense in connection with these notes was $3,708 and $3,780 for the three months ended March 31, 2014 and 2013, respectively. Included in accounts payable and accrued expenses is interest payable on these notes of $1,234 and $1,240 at March 31, 2014 and December 31, 2013, respectively.
As of March 31, 2014 and December 31, 2013, the Company had loans to unconsolidated joint ventures of $3,374 and $2,756, respectively. Interest income associated with these notes was $31 and $61 for the three months ended March 31, 2014 and 2013, respectively. These loans represent initial funds advanced to development stage projects prior to construction loan funding. Accordingly, loan payables in the same amount have been accrued as an obligation by the various joint ventures.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
16. Related Party Transactions: (Continued)

Due from affiliates includes $2,507 and $3,822 of unreimbursed costs and fees due from unconsolidated joint ventures under management agreements at March 31, 2014 and December 31, 2013, respectively.
Due from affiliates at March 31, 2014 and December 31, 2013 also includes two notes receivable from principals of AWE/Talisman that bear interest at 5.0% and mature based on the refinancing or sale of Fashion Outlets of Chicago, or certain other specified events. The notes are collateralized by the principals' interests in Fashion Outlets of Chicago. AWE/Talisman is considered a related party because it has an ownership interest in Fashion Outlets of Chicago. The combined balance on these notes was $13,758 and $13,603 at March 31, 2014 and December 31, 2013, respectively. The combined interest income earned on these notes was $154 and $154 for the three months ended March 31, 2014 and 2013, respectively.
In addition, due from affiliates at March 31, 2014 and December 31, 2013 includes a note receivable of $12,294 and $12,707, respectively, from RED/303 LLC ("RED") that bears interest at 5.25% and matures on March 29, 2016. Interest income earned on this note was $160 and $6 for the three months ended March 31, 2014 and 2013, respectively. RED is considered a related party because it is a partner in a joint venture development project. The note is collateralized by RED's membership interest in a development agreement.

17.	Share and Unit-Based Plans:
Under the Long-Term Incentive Plan ("LTIP"), each award recipient is issued a form of operating partnership units ("LTIP Units") in the Operating Partnership. Upon the occurrence of specified events and subject to the satisfaction of applicable vesting conditions, LTIP Units (after conversion into OP Units) are ultimately redeemable for common stock of the Company, or cash at the Company's option, on a one-unit for one-share basis. LTIP Units receive cash distributions based on the dividend amount paid on the common stock of the Company to the extent distributions are required. The LTIP may include market-indexed awards, service-based awards and fully-vested awards.
On January 1, 2014, the Company granted 272,930 market-indexed LTIP Units to seven executive officers at a weighted average grant date fair value of $45.34 per LTIP Unit. The new grants vest over a service period ending December 31, 2014. The market-indexed LTIP Units vest over the service period of the award based on the percentile ranking of the Company in terms of total return to stockholders (the "Total Return") per common stock share relative to the Total Return of a group of peer REITs, as measured at the end of the measurement period. The market-indexed LTIP Units are equally divided between two types of awards. The terms of both types of awards are the same, except one award has an additional 3% absolute Total Return requirement, which if it is not met, then the LTIP Units will not vest.
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
On January 1, 2014, the Company also granted 70,042 service-based LTIP Units to the seven executive officers at a weighted average grant date fair value of $58.89 per LTIP Unit. The service-based LTIP Units will vest in equal annual installments over a service period ending December 31, 2016.
On March 7, 2014, the Company granted 246,471 fully-vested LTIP Units to the seven executive officers at a weighted average grant date price of $60.25, as their 2013 performance bonus.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
17. Share and Unit-Based Plans: (Continued)

The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended March 31,
	2014	2013
LTIP Units	$18,240	$2,957
Stock awards	114	110
Stock units	1,682	1,824
Stock options	4	4
Phantom stock units	306	242
	$20,346	$5,137
The Company capitalized share and unit-based compensation costs of $3,841 and $1,437 for the three months ended March 31, 2014 and 2013, respectively. Unrecognized compensation costs of share and unit-based plans at March 31, 2014 consisted of $13,109 from LTIP Units, $499 from stock awards, $5,526 from stock units, $55 from stock options and $1,058 from phantom stock units.
The following table summarizes the activity of the non-vested LTIP Units, stock awards, phantom stock units and stock units:

	LTIP Units		Stock Awards		Phantom Stock Units		Stock Units
	Units	Value(1)	Shares	Value(1)	Units	Value(1)	Units	Value(1)
Balance at January 1, 2014	—	$—	19,001	$56.77	17,575	$58.66	137,318	$57.24
Granted	589,443	53.18	—	—	5,409	59.61	70,271	60.22
Vested	(246,471)	60.25	(9,812)	54.45	(4,978)	59.37	(67,917)	55.06
Forfeited	—	—	—	—	—	—	—	—
Balance at March 31, 2014	342,972	$48.11	9,189	$59.25	18,006	$58.75	139,672	$59.80

(1)	Value represents the weighted average grant date fair value.
The following table summarizes the activity of the stock appreciations rights ("SARs") and stock options outstanding:

	SARs		Stock Options
	Shares	Value(1)	Shares	Value(1)
Balance at January 1, 2014	1,070,991	$56.66	10,068	$59.57
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Balance at March 31, 2014	1,070,991	$56.66	10,068	$59.57

(1)	Value represents the weighted average exercise price.

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
The income tax benefit (provision) of the TRSs are as follows:

	For the Three Months Ended March 31,
	2014	2013
Current	$—	$(281)
Deferred	172	524
Income tax benefit	$172	$243
The net operating loss carryforwards are currently scheduled to expire through 2033, beginning in 2021. Net deferred tax assets of $31,528 and $31,356 were included in deferred charges and other assets, net, at March 31, 2014 and December 31, 2013, respectively.
The tax years 2009 through 2012 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next twelve months.

19.	Subsequent Events:
On April 25, 2014, the Company announced a dividend/distribution of $0.62 per share for common stockholders and OP Unit holders of record on May 9, 2014. All dividends/distributions will be paid 100% in cash on June 6, 2014.

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
Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or the industry to differ materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, as well as national, regional and local economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of current and prospective tenants, anchor or tenant bankruptcies, closures, mergers or consolidations, lease rates, terms and payments, interest rate fluctuations, availability, terms and cost of financing and operating expenses; adverse changes in the real estate markets including, among other things, competition from other companies, retail formats and technology, risks of real estate development and redevelopment, acquisitions and dispositions; the liquidity of real estate investments, governmental actions and initiatives (including legislative and regulatory changes); environmental and safety requirements; and terrorist activities or other acts of violence which could adversely affect all of the above factors. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results, under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013, as well as our other reports filed with the Securities and Exchange Commission (the "SEC"), which disclosures are incorporated herein by reference. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company does not intend, and undertakes no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P. (the "Operating Partnership"). As of March 31, 2014, the Operating Partnership owned or had an ownership interest in 52 regional shopping centers and nine community/power shopping centers aggregating approximately 55 million square feet of gross leasable area. These 61 regional and community/power shopping centers are referred to hereinafter as the "Centers," unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Management Companies.
The following discussion is based primarily on the consolidated financial statements of the Company for the three months ended March 31, 2014 and 2013. It compares the results of operations and cash flows for the three months ended March 31, 2014 to the results of operations and cash flows for the three months ended March 31, 2013. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Acquisitions and Dispositions:
On January 24, 2013, the Company acquired Green Acres Mall, a 1,790,000 square foot regional shopping center in Valley Stream, New York, for a purchase price of $500.0 million. The purchase price was funded from the placement of a $325.0 million mortgage note on the property and $175.0 million from borrowings under the Company's line of credit.
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
On August 1, 2013, the Company's joint venture in Pacific Premier Retail LP sold Redmond Town Center, a 695,000 square foot community center in Redmond, Washington, for $127.0 million, resulting in a gain on the sale of assets of approximately $38.4 million to the joint venture. The Company's share of the gain recognized was $18.3 million. The Company used its share of the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On September 11, 2013, the Company sold a former Mervyn's store in Milpitas, California for $12.0 million, resulting in a loss on the sale of assets of $2.6 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On September 17, 2013, the Company’s joint venture in Camelback Colonnade, a 619,000 square foot community center in Phoenix, Arizona, was restructured. As a result of the restructuring, the Company’s ownership interest in Camelback Colonnade decreased from 73.2% to 67.5%. Prior to the restructuring, the Company had accounted for its investment in Camelback Colonnade under the equity method of accounting due to substantive participation rights held by the outside partners. Upon completion of the restructuring, these substantive participation rights were terminated and the Company obtained voting control of the joint venture. This transaction is referred to as the "Camelback Colonnade Restructuring." Since the date of the restructuring, the Company has included Camelback Colonnade in its consolidated financial statements.
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
On January 15, 2014, the Company sold Rotterdam Square, a 585,000 square foot regional shopping center in Schenectady, New York, for $8.5 million, resulting in a loss on the sale of assets of $0.4 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On February 14, 2014, the Company sold Somersville Towne Center, a 348,000 square foot regional shopping center in Antioch, California, for $12.3 million, resulting in a loss on the sale of assets of $0.3 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On March 17, 2014, the Company sold Lake Square Mall, a 559,000 square foot regional shopping center in Leesburg, Florida, for $13.3 million, resulting in a loss on the sale of assets of $0.8 million. The sales price was funded by a cash payment of $3.7 million and the issuance of two notes receivable for $9.6 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.
Other Transactions and Events:
On September 30, 2013, the Company conveyed Fiesta Mall, a 933,000 square foot regional shopping center in Mesa, Arizona, to the mortgage note lender by a deed-in-lieu of foreclosure. The mortgage loan was non-recourse. As a result of the conveyance, the Company recognized a gain on the extinguishment of debt of $1.3 million.
Redevelopment and Development Activities:
The Company's joint venture in Tysons Corner Center, a 2,129,000 square foot regional shopping center in McLean, Virginia, is currently expanding the property to include a 500,000 square foot office tower, a 430 unit residential tower and a 300 room Hyatt Regency hotel. The joint venture started the expansion project in October 2011 and expects the office tower to be completed in 2014 and the balance of the project to be completed in early 2015. The total cost of the project is estimated at $524.0 million, of which $262.0 million is estimated to be the Company's pro rata share. The Company has funded $150.7 million of the total of $301.4 million incurred by the joint venture as of March 31, 2014.
In November 2013, the Company started construction on the 175,000 square foot expansion of Fashion Outlets of Niagara Falls USA, a 526,000 square foot outlet center in Niagara Falls, New York. The Company expects to complete the project in late 2014 or early 2015. The total estimated project cost is $77.0 million. As of March 31, 2014, the Company had incurred $26.3 million of development costs.
In February 2014, the Company's joint venture in Broadway Plaza started construction on the 235,000 square foot expansion of the 776,000 square foot regional shopping center in Walnut Creek, California. The joint venture expects to complete the project in phases starting in fall 2015. The total cost of the project is estimated at $270.0 million, of which $135.0 million is estimated to be the Company's pro rata share. The Company has funded $13.7 million of the total of $27.4 million incurred by the joint venture as of March 31, 2014.
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
Some of these estimates and assumptions include judgments on revenue recognition, estimates for common area maintenance and real estate tax accruals, provisions for uncollectible accounts, impairment of long-lived assets, the allocation of purchase price between tangible and intangible assets, and estimates for environmental matters. The Company's significant accounting policies are described in more detail in Note 2—Summary of Significant Accounting Policies in the Company's Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K. However, the following policies are deemed to be critical. There have been no significant changes to the Company's critical accounting policies during the three months ended March 31, 2014.
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
Acquisitions:
The Company allocates the estimated fair value of an acquisition to land, building, tenant improvements and identified intangible assets and liabilities, based on their estimated fair values. In addition, any assumed mortgage notes payable are recorded at their estimated fair values. The estimated fair value of the land and buildings is determined utilizing an “as if vacant” methodology. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair value basis at the acquisition date prorated over the remaining lease terms. The tenant improvements are classified as an asset under property and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (i) leasing commissions and legal costs, which represent the value associated with “cost avoidance” of acquiring in-place leases, such as lease commissions paid under terms generally experienced in the Company's markets; (ii) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased; and (iii) above or below-market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. Leasing commissions and legal costs are recorded in deferred charges and other assets and are amortized over the remaining lease terms. The value of in-place leases are recorded in deferred charges and other assets and amortized over the remaining lease terms plus an estimate of renewal of the acquired leases. Above or below-market leases are classified in deferred charges and other assets or in other accrued liabilities, depending on whether the contractual terms are above or below market, and the asset or liability is amortized to minimum rents over the remaining terms of the leases. The remaining lease terms of below-market leases may include certain below-market fixed-rate renewal periods. In considering whether or not a lessee will execute a below-market fixed-rate lease renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition such as tenant mix in the Center, the Company's relationship with the tenant and the availability of competing tenant space.
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
For purposes of the discussion below, the Company defines "Same Centers" as those Centers that are substantially complete and in operation for the entirety of both periods of the comparison. Non-Same Centers for comparison purposes include recently acquired properties (“Acquisition Properties”), those Centers or properties that are going through a substantial redevelopment often resulting in the closing of a portion of the Center (“Redevelopment Properties”) and properties that have been disposed of in 2014 ("Disposition Properties"). The Company moves a Center in and out of Same Centers based on whether the Center is substantially complete and in operation for the entirety of both periods of the comparison. Accordingly, the Same Centers consists of all consolidated Centers, excluding the Acquisition Properties and the Redevelopment Properties for the periods of comparison.
For comparison of the three months ended March 31, 2014 to the three months ended March 31, 2013, the Acquisition Properties include Green Acres Mall, Green Acres Adjacent, Camelback Colonnade and Superstition Springs Center.
For comparison of the three months ended March 31, 2014 to the three months ended March 31, 2013, the Redevelopment Properties include Fashion Outlets of Chicago, Paradise Valley Mall, SouthPark Mall and Fashion Outlets of Niagara Falls USA. The increase in revenues and expenses at the Redevelopment Properties for the comparison of the three months ended March 31, 2014 to the three months ended March 31, 2013 is primarily due to the opening of Fashion Outlets of Chicago on August 1, 2013.
For comparison of the three months ended March 31, 2014 to the three months ended March 31, 2013, the Disposition Properties include Rotterdam Square, Somersville Towne Center and Lake Square Mall.

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
Tenant sales per square foot increased from $535 for the twelve months ended March 31, 2013 to $565 for the twelve months ended March 31, 2014. Occupancy rate increased from 93.4% at March 31, 2013 to 95.1% at March 31, 2014. Releasing spreads increased 14.8% for the twelve months ended March 31, 2014. These calculations exclude Centers under development or redevelopment and property dispositions (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Releasing spreads remained positive as the Company was able to lease available space at average higher rents than the expiring rental rates, resulting in a releasing spread of $6.37 per square foot ($49.39 on new and renewal leases executed compared to $43.02 on leases expiring), representing a 14.8% increase for the trailing twelve months ended March 31, 2014. The Company expects that releasing spreads will continue to be positive in 2014 as it renews or relets leases that are scheduled to expire. These leases that are scheduled to expire represent 1.1 million square feet of the Centers, accounting for 12.2% of the gross leasable area ("GLA") of mall stores and freestanding stores, for spaces 10,000 square feet and under, as of March 31, 2014.
During the trailing twelve months ended March 31, 2014, the Company signed 300 new leases and 315 renewal leases comprising approximately 1.1 million square feet of GLA, of which 0.9 million square feet related to the consolidated Centers. The annual initial average base rent for new and renewal leases was $49.39 per square foot for the trailing twelve months ended March 31, 2014 with an average tenant allowance of $12.97 per square foot.
Comparison of Three Months Ended March 31, 2014 and 2013
Revenues:
Minimum and percentage rents ("rental revenue") increased by $13.5 million, or 9.6%, from 2013 to 2014. The increase in rental revenue is attributed to an increase of $6.8 million from the Acquisition Properties, $6.0 million from the Redevelopment Properties and $1.9 million from the Same Centers offset in part by $1.2 million from the Disposition Properties.
Rental revenue includes the amortization of above and below-market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below-market leases decreased from $1.6 million in 2013 to $1.5 million in 2014. The amortization of straight-line rents was $1.5 million in 2013 and 2014. Lease termination income increased from $0.9 million in 2013 to $1.8 million in 2014.
Tenant recoveries increased $12.5 million, or 15.8%, from 2013 to 2014. This increase in tenant recoveries is attributed to increases of $5.4 million from the Same Centers, $4.7 million from the Acquisition Properties and $3.2 million from the Redevelopment Properties offset in part by $0.8 million from the Disposition Properties. The increase from the Same Centers is due to an increase of recoverable utilities and other operating costs.
Management Companies' revenue decreased from $10.1 million in 2013 to $8.1 million in 2014 due primarily to a reduction in management fees as a result of the sales of Redmond Town Center Office, Kitsap Mall, Redmond Town Center and Ridgmar Mall in 2013 and the conversion of Camelback Colonnade and Superstition Springs Center from joint ventures to consolidated Centers in 2013 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Shopping Center and Operating Expenses:
Shopping center and operating expenses increased $11.8 million, or 15.0%, from 2013 to 2014. The increase in shopping center and operating expenses is attributed to an increase of $5.2 million from the Redevelopment Properties, $4.3 million from the Acquisition Properties and $3.6 million from the Same Centers offset in part by $1.3 million from the Disposition Properties. The increase from the Same Centers is primarily due to an increase in snow removal and utility costs as a result of harsh winter weather conditions experienced throughout the East and Midwest in 2014.

Management Companies' Operating Expenses:
Management Companies' operating expenses decreased $0.4 million from 2013 to 2014.
REIT General and Administrative Expenses:
REIT general and administrative expenses increased by $0.9 million from 2013 to 2014, primarily due to an increase in share and unit-based compensation costs.
Depreciation and Amortization:
Depreciation and amortization increased $1.6 million from 2013 to 2014. The increase in depreciation and amortization is primarily attributed to an increase of $6.5 million from the Acquisition Properties and $2.3 million from the Redevelopment Properties offset in part by a decrease of $6.4 million from the Same Centers and $0.8 million from the Disposition Properties.
Interest Expense:
Interest expense decreased $3.3 million from 2013 to 2014. The decrease in interest expense was primarily attributed to decreases of $3.3 million from borrowings under the Company's line of credit, $1.2 million from the Same Centers and $0.1 from the term loan. These decreases were offset in part by increases in interest expense of $1.2 million from the Acquisition Properties and $0.1 million from the Redevelopment Properties.
The above interest expense items are net of capitalized interest, which was $2.5 million in 2013 and 2014.
Equity in Income of Unconsolidated Joint Ventures:
Equity in income of unconsolidated joint ventures decreased $4.3 million from 2013 to 2014. The decrease is primarily attributed to a reduction of joint venture income as a result of the sales of Redmond Town Center Office, Kitsap Mall, Redmond Town Center and Ridgmar Mall in 2013 and the conversion of Camelback Colonnade and Superstition Springs Center from joint ventures to consolidated centers in 2013 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
(Loss) Gain on Remeasurement, Sale or Write Down of Assets, net:
The loss on remeasurement, sale or write down of assets, net for 2014 consists of the $1.6 million loss from the sales of the Disposition Properties. The gain on remeasurement, sale or write down of assets, net for 2013 consists of the gain on the sales of land of $5.4 million offset in part by the loss on the write off of development costs of $0.6 million.
Total Income From Discontinued Operations:
On April 10, 2014, the Financial Accounting Standards Board issued ASU 2014-08, which amends the definition of discontinued operations and requires additional disclosures for disposal transactions that do not meet the revised discontinued operations criteria. The Company adopted this pronouncement on January 1, 2014, and as a result, included the Disposition Properties in the results of continuing operations.
Total income from discontinued operations in 2013 is primarily due to the $2.6 million income from the properties sold in 2013 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Net Income:
Net income decreased $2.9 million from 2013 to 2014. The decrease is primarily attributed to the income from discontinued operations of $2.6 million in 2013.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO—diluted decreased 4.3% from $127.0 million in 2013 to $121.6 million in 2014. For a reconciliation of FFO and FFO—diluted to net income attributable to the Company, the most directly comparable GAAP financial measure, see "Funds From Operations ("FFO")" below.
Operating Activities:
Cash provided by operating activities decreased from $107.5 million in 2013 to $97.9 million in 2014. The decrease was primarily due to changes in assets and liabilities and the results as discussed above.

Investing Activities:
Cash used in investing activities decreased $434.4 million from 2013 to 2014. The decrease in cash used in investing activities was primarily due to a decrease in cash used in the acquisitions of property of $470.0 million offset in part by a decrease in distributions from unconsolidated joint ventures of $61.2 million. The decrease in the acquisitions of property is primarily due to the purchase of Green Acres Mall in 2013 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Financing Activities:
Cash used in financing activities increased $432.5 million from 2013 to 2014. The increase in cash used in financing activities was primarily due to a decrease in proceeds from mortgages, bank and other notes payable of $1.6 billion offset in part by a decrease in payments on mortgages, bank and other notes payable of $1.2 billion.
Liquidity and Capital Resources
The Company anticipates meeting its liquidity needs for its operating expenses, debt service and dividend requirements for the next twelve months through cash generated from operations, working capital reserves and/or borrowings under its unsecured line of credit.
The following tables summarize capital expenditures incurred at the Centers:

	For the Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Consolidated Centers:
Acquisitions of property and equipment	$4,792	$504,657
Development, redevelopment, expansion and renovation of Centers	21,860	40,940
Tenant allowances	4,689	3,461
Deferred leasing charges	6,009	8,908
	$37,350	$557,966
Joint Venture Centers (at Company's pro rata share):
Acquisitions of property and equipment	$301	$1,443
Development, redevelopment, expansion and renovation of Centers	38,129	16,755
Tenant allowances	694	1,779
Deferred leasing charges	792	922
	$39,916	$20,899
The Company expects amounts to be incurred during the next twelve months for tenant allowances and deferred leasing charges to be comparable or less than 2013 and that capital for those expenditures will be available from working capital, cash flow from operations, borrowings on property specific debt or unsecured corporate borrowings. The Company expects to incur between $300 million and $400 million during the next twelve months for development, redevelopment, expansion and renovations. Capital for these major expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of debt or equity financings, which are expected to include borrowings under the Company's line of credit and construction loans. The Company has also generated liquidity in the past through equity offerings, property refinancings, joint venture transactions and the sale of non-core assets. The Company has also recently sold certain non-core assets and has announced plans to sell additional non-core assets in 2014, depending on market conditions. Furthermore, the Company has filed a shelf registration statement which registered an unspecified amount of common stock, preferred stock, depositary shares, debt securities, warrants, rights and units.
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
The Company has an equity distribution agreement ("Distribution Agreement") with a number of sales agents to issue and sell, from time to time, shares of common stock, having an aggregate offering price of up to $500 million (the “Shares”). Sales of the Shares, if any, may be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering, which includes sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange. This offering is referred to herein as the "ATM Program". During the three months ended March 31, 2014, the Company did not sell any shares of common stock under the ATM Program. During the year ended December 31, 2013, the Company sold 2,456,956 shares of common stock under the ATM Program in exchange for aggregate gross proceeds of $173.0 million and net proceeds of $171.1 million after commissions and other transaction costs. The proceeds from the sales were used to pay down the Company's line of credit. As of March 31, 2014, $149.1 million of the Shares remained available to be sold under the ATM Program. Actual future sales will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. The Company has no obligation to sell the remaining shares available for sale under the ATM Program.
The Company's total outstanding loan indebtedness at March 31, 2014 was $6.1 billion (consisting of $4.6 billion of consolidated debt, less $0.3 billion of noncontrolling interest, plus $1.7 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand.
The Company has a $1.5 billion revolving line of credit facility that provides for an interest rate of LIBOR plus a spread of 1.375% to 2.0%, depending on the Company's overall leverage levels, and matures on August 6, 2018. Based on the Company's leverage level as of March 31, 2014, the borrowing rate on the facility was LIBOR plus 1.38%. In addition, the line of credit can be expanded, depending on certain conditions, up to a total facility of $2.0 billion. All obligations under the facility are unconditionally guaranteed only by the Company. At March 31, 2014, total borrowings under the line of credit were $90.0 million with an average effective interest rate of 1.83%.
The Company has a $125.0 million unsecured term loan under the Company's line of credit that bears interest at LIBOR plus a spread of 1.95% to 3.20%, depending on the Company's overall leverage levels, and matures on December 8, 2018. Based on the Company's leverage level at March 31, 2014, the borrowing rate was LIBOR plus 1.95%. As of March 31, 2014, the total interest rate was 2.50%.
At March 31, 2014, the Company was in compliance with all applicable loan covenants under its agreements.
At March 31, 2014, the Company had cash and cash equivalents of $64.9 million.
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
In addition, certain joint ventures also have secured debt that could become recourse debt to the Company or its subsidiaries, in excess of the Company's pro rata share, should the joint ventures be unable to discharge the obligations of the related debt. At March 31, 2014, the balance of the debt that could be recourse to the Company was $33.5 million offset in part by an indemnity agreement from a joint venture partner for $16.8 million. The maturity of the recourse debt, net of the indemnification, is $16.8 million in 2015.
Additionally, as of March 31, 2014, the Company was contingently liable for $16.4 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Long-term Contractual Obligations:
The following is a schedule of long-term contractual obligations as of March 31, 2014 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)	$5,315,434	$208,074	$1,192,885	$1,527,409	$2,387,066
Operating lease obligations(1)	365,634	15,363	30,777	25,244	294,250
Purchase obligations(1)	54,803	54,803	—	—	—
Other long-term liabilities	299,912	259,350	3,138	3,470	33,954
	$6,035,783	$537,590	$1,226,800	$1,556,123	$2,715,270
_______________________________________________________________________________

(1)	See Note 15—Commitments and Contingencies in the Company's Notes to Consolidated Financial Statements.

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
FFO and FFO on a diluted basis are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization, as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. The Company believes that such a presentation also provides investors with a more meaningful measure of its operating results in comparison to the operating results of other REITs. The Company further believes that FFO on a diluted basis is a measure investors find most useful in measuring the dilutive impact of outstanding convertible securities.
The Company believes that FFO does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as defined by GAAP, and is not indicative of cash available to fund all cash flow needs. The Company also cautions that FFO, as presented, may not be comparable to similarly titled measures reported by other REITs.
Management compensates for the limitations of FFO by providing investors with financial statements prepared according to GAAP, along with this detailed discussion of FFO and a reconciliation of FFO and FFO-diluted to net income. Management believes that to further understand the Company's performance, FFO should be compared with the Company's reported net income and considered in addition to cash flows in accordance with GAAP, as presented in the Company's consolidated financial statements.

Funds From Operations ("FFO") (Continued)
The following reconciles net income attributable to the Company to FFO and FFO-diluted for the three months ended March 31, 2014 and 2013 (dollars and shares in thousands):

	For the Three Months Ended March 31,
	2014	2013
Net income attributable to the Company	$17,819	$18,092
Adjustments to reconcile net income attributable to the Company to FFO—basic and diluted:
Noncontrolling interests in the Operating Partnership	1,265	1,343
Loss (gain) on remeasurement, sale or write down of consolidated assets, net	1,611	(4,834)
Add: gain on sale of undepreciated consolidated assets	—	2,248
Add: noncontrolling interests share of gain on remeasurement, sale or write down of consolidated joint ventures, net	—	3,172
Loss on remeasurement, sale or write down of assets from unconsolidated joint ventures, net(1)	62	19
Add: loss on sale of undepreciated assets from unconsolidated joint ventures(1)	(2)	(2)
Depreciation and amortization on consolidated assets	88,657	93,160
Less: depreciation and amortization attributable to noncontrolling interests on consolidated joint ventures	(5,460)	(4,534)
Depreciation and amortization on unconsolidated joint ventures(1)	20,375	21,331
Less: depreciation on personal property	(2,767)	(3,020)
FFO—basic and diluted	$121,560	$126,975
Weighted average number of FFO shares outstanding for:
FFO—basic (2)	150,758	147,745
Adjustments for impact of dilutive securities in computing FFO-diluted:
Share and unit based compensation plans	50	78
FFO—diluted (3)	150,808	147,823

(1)	Unconsolidated joint ventures are presented at the Company's pro rata share.

(2)	Includes 10.0 million and 10.2 million OP units for the three months ended March 31, 2014 and 2013, respectively.

(3)
The computation of FFO—diluted shares outstanding includes the effect of share and unit-based compensation plans using the treasury stock method. It also assumes the conversion of MACWH, LP common and preferred units to the extent that they are dilutive to the FFO—diluted computation.

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
The following table sets forth information as of March 31, 2014 concerning the Company's long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV") (dollars in thousands):

	For the years ended March 31,
	2015	2016	2017	2018	2019	Thereafter	Total	FV
CONSOLIDATED CENTERS (1):
Long-term debt:
Fixed rate	$110,433	$607,984	$292,968	$501,210	$261,095	$2,294,760	$4,068,450	$4,146,021
Average interest rate	4.71%	5.31%	5.32%	3.61%	3.02%	4.02%	4.21%
Floating rate	90,000	—	237,682	—	215,000	—	542,682	534,342
Average interest rate	2.72%	—%	2.69%	—%	2.22%	—%	2.51%
Total debt—Consolidated Centers	$200,433	$607,984	$530,650	$501,210	$476,095	$2,294,760	$4,611,132	$4,680,363
UNCONSOLIDATED JOINT VENTURE CENTERS (1):
Long-term debt (at Company's pro rata share):
Fixed rate	$50,979	$330,988	$159,793	$65,876	$104,741	$916,151	$1,628,528	$1,653,396
Average interest rate	6.65%	5.72%	6.98%	4.45%	4.38%	3.70%	4.60%
Floating rate	766	14,337	26,084	65,416	9,306	—	115,909	114,423
Average interest rate	2.22%	3.06%	3.35%	2.25%	2.04%	—%	2.58%
Total debt—Unconsolidated Joint Venture Centers	$51,745	$345,325	$185,877	$131,292	$114,047	$916,151	$1,744,437	$1,767,819

(1)
The maturity date assumes that all extension options are fully exercised and that the Company does not opt to refinance the debt prior to these dates. These extension options are at the Company's discretion, subject to certain conditions, which the Company believes will be met.

The consolidated Centers' total fixed rate debt at March 31, 2014 and December 31, 2013 was $4.1 billion. The average interest rate on fixed rate debt at March 31, 2014 and December 31, 2013 was 4.21% and 4.25%, respectively. The consolidated Centers' total floating rate debt at March 31, 2014 and December 31, 2013 was $542.7 million and $468.8 million, respectively. The average interest rate on floating rate debt at March 31, 2014 and December 31, 2013 was 2.51% and 2.59%, respectively.
The Company's pro rata share of the Unconsolidated Joint Venture Centers' fixed rate debt at March 31, 2014 and December 31, 2013 was $1.6 billion. The average interest rate on fixed rate debt at March 31, 2014 and December 31, 2013 was 4.60%. The Company's pro rata share of the Unconsolidated Joint Venture Centers' floating rate debt at March 31, 2014 and December 31, 2013 was $115.9 million. The average interest rate on the floating rate debt at March 31, 2014 and December 31, 2013 was 2.58% and 2.59%, respectively.
In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $6.6 million per year based on $0.7 billion of floating rate debt outstanding at March 31, 2014.
The estimated fair value of the Company's long-term debt is based on a present value model utilizing interest rates that reflect the risks associated with long-term debt of similar risk and duration. In addition, the method of computing fair value for mortgage notes payable included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt (See Note 8—Mortgage Notes Payable and Note 9—Bank and Other Notes Payable in the Company's Notes to the Consolidated Financial Statements).

Item 4.	Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of March 31, 2014, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A.    Risk Factors
There have been no material changes to the risk factors relating to the Company set forth under the caption "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On March 28, 2014, the Company, as general partner of the Operating Partnership, issued 33,000 shares of common stock of the Company upon the redemption of 33,000 OP units by a limited partner of the Operating Partnership. These shares of common stock were issued in a private placement to the limited partner, who is an accredited investor pursuant to Section 4(2) of the Securities Act of 1933, as amended.
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

3.1	Articles of Amendment and Restatement of the Company (incorporated by reference as an exhibit to the Company's Registration Statement on Form S-11, as amended (No. 33-68964)).
3.1.1	Articles Supplementary of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date May 30, 1995).
3.1.2	Articles Supplementary of the Company (with respect to the first paragraph) (incorporated by reference as an exhibit to the Company's 1998 Form 10-K).
3.1.3	Articles Supplementary of the Company (Series D Preferred Stock) (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date July 26, 2002).
3.1.4	Articles Supplementary of the Company (incorporated by reference as an exhibit to the Company's Registration Statement on Form S-3, as amended (No. 333-88718)).
3.1.5	Articles of Amendment (declassification of Board) (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).
3.1.6	Articles Supplementary (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date February 5, 2009).
3.1.7	Articles of Amendment (increased authorized shares) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date January 29, 2014).
10.1*	Form of LTIP Unit Award Agreement under 2003 Equity Incentive Plan (Service-based).
10.2*	Form of LTIP Unit Award Agreement under 2003 Equity Incentive Plan (Performance-based).
10.3*	Form of LTIP Unit Award Agreement under 2003 Equity Incentive Plan (Performance-based with absolute Total Return threshold).
10.4*	Form of LTIP Unit Award Agreement under 2003 Equity Incentive Plan (Fully-vested).
31.1	Section 302 Certification of Arthur Coppola, Chief Executive Officer
31.2	Section 302 Certification of Thomas O'Hern, Chief Financial Officer
32.1	Section 906 Certifications of Arthur Coppola and Thomas O'Hern
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MACERICH COMPANY
		By:	/s/ Thomas E. O'Hern
Thomas E. O'Hern
Senior Executive Vice President and Chief Financial Officer
Date:	May 5, 2014		(Principal Financial Officer)