Form 10-Q
period 2014-06-30
MACERICH CO
filed 2014-08-01
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
YES ☐       NO ☒
Number of shares outstanding as of July 31, 2014 of the registrant's common stock, par value $0.01 per share: 140,714,194 shares

THE MACERICH COMPANY
FORM 10-Q

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS:
Property, net	$7,556,064	$7,621,766
Cash and cash equivalents	56,500	69,715
Restricted cash	15,423	16,843
Tenant and other receivables, net	97,900	99,497
Deferred charges and other assets, net	506,778	533,058
Loans to unconsolidated joint ventures	3,396	2,756
Due from affiliates	29,192	30,132
Investments in unconsolidated joint ventures	797,010	701,483
Total assets	$9,062,263	$9,075,250
LIABILITIES AND EQUITY:
Mortgage notes payable:
Related parties	$266,658	$269,381
Others	4,106,731	4,145,809
Total	4,373,389	4,415,190
Bank and other notes payable	386,718	167,537
Accounts payable and accrued expenses	66,652	76,941
Other accrued liabilities	306,899	363,158
Distributions in excess of investments in unconsolidated joint ventures	261,073	252,192
Co-venture obligation	76,854	81,515
Total liabilities	5,471,585	5,356,533
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 140,907,420 and 140,733,683 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1,409	1,407
Additional paid-in capital	3,925,713	3,906,148
Accumulated deficit	(689,497)	(548,806)
Total stockholders' equity	3,237,625	3,358,749
Noncontrolling interests	353,053	359,968
Total equity	3,590,678	3,718,717
Total liabilities and equity	$9,062,263	$9,075,250
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Minimum rents	$149,220	$140,214	$300,852	$277,241
Percentage rents	2,372	2,516	5,222	6,498
Tenant recoveries	83,375	81,674	174,850	160,632
Management Companies	8,776	10,301	16,897	20,451
Other	10,594	11,173	21,024	24,361
Total revenues	254,337	245,878	518,845	489,183
Expenses:
Shopping center and operating expenses	81,865	78,682	172,225	157,290
Management Companies' operating expenses	20,896	22,816	43,677	45,965
REIT general and administrative expenses	5,123	6,693	12,006	12,717
Depreciation and amortization	87,801	88,579	176,457	175,596
	195,685	196,770	404,365	391,568
Interest expense:
Related parties	3,690	3,764	7,398	7,544
Other	42,110	46,611	84,740	92,513
	45,800	50,375	92,138	100,057
(Gain) loss on extinguishment of debt, net	—	(1,943)	358	(1,943)
Total expenses	241,485	245,202	496,861	489,682
Equity in income of unconsolidated joint ventures	13,903	92,201	27,672	110,316
Co-venture expense	(2,212)	(2,138)	(4,032)	(4,179)
Income tax benefit	2,898	1,477	3,070	1,721
(Loss) gain on remeasurement, sale or write down of assets, net	(9,455)	(798)	(11,065)	4,030
Income from continuing operations	17,986	91,418	37,629	111,389
Discontinued operations:
Gain on the disposition of assets, net	—	141,906	—	141,912
Income from discontinued operations	—	1,492	—	4,044
Total income from discontinued operations	—	143,398	—	145,956
Net income	17,986	234,816	37,629	257,345
Less net income attributable to noncontrolling interests	1,898	15,819	3,722	20,256
Net income attributable to the Company	$16,088	$218,997	$33,907	$237,089
Earnings per common share attributable to Company—basic:
Income from continuing operations	$0.11	$0.61	$0.24	$0.73
Discontinued operations	—	0.96	—	0.98
Net income attributable to common stockholders	$0.11	$1.57	$0.24	$1.71
Earnings per common share attributable to Company—diluted:
Income from continuing operations	$0.11	$0.61	$0.24	$0.73
Discontinued operations	—	0.96	—	0.98
Net income attributable to common stockholders	$0.11	$1.57	$0.24	$1.71
Weighted average number of common shares outstanding:
Basic	140,894,000	139,372,000	140,831,000	138,460,000
Diluted	141,036,000	139,526,000	140,929,000	138,581,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENT OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Stockholders' Equity
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2014	140,733,683	$1,407	$3,906,148	$(548,806)	$3,358,749	$359,968	$3,718,717
Net income	—	—	—	33,907	33,907	3,722	37,629
Amortization of share and unit-based compensation plans	88,447	1	25,199	—	25,200	—	25,200
Employee stock purchases	13,957	—	645	—	645	—	645
Distributions paid ($1.24) per share	—	—	—	(174,598)	(174,598)	—	(174,598)
Distributions to noncontrolling interests	—	—	—	—	—	(16,602)	(16,602)
Other	—	—	(92)	—	(92)	—	(92)
Conversion of noncontrolling interests to common shares	71,333	1	983	—	984	(984)	—
Redemption of noncontrolling interests	—	—	(147)	—	(147)	(74)	(221)
Adjustment of noncontrolling interest in Operating Partnership	—	—	(7,023)	—	(7,023)	7,023	—
Balance at June 30, 2014	140,907,420	$1,409	$3,925,713	$(689,497)	$3,237,625	$353,053	$3,590,678
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$37,629	$257,345
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on extinguishment of debt	358	(1,943)
Loss (gain) on remeasurement, sale or write down of assets, net	11,065	(4,030)
Gain on the disposition of assets, net from discontinued operations	—	(141,912)
Depreciation and amortization	180,374	191,431
Amortization of net premium on mortgage notes payable	(2,704)	(4,464)
Amortization of share and unit-based plans	20,839	8,780
Straight-line rent adjustment	(3,098)	(3,851)
Amortization of above and below-market leases	(2,719)	(3,042)
Provision for doubtful accounts	3,430	2,583
Income tax benefit	(3,070)	(1,721)
Equity in income of unconsolidated joint ventures	(27,672)	(110,316)
Distributions of income from unconsolidated joint ventures	177	8,022
Co-venture expense	4,032	4,179
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables	10,966	8,624
Other assets	487	10,774
Due from affiliates	940	(349)
Accounts payable and accrued expenses	(15,085)	(3,653)
Other accrued liabilities	(25,377)	(33,670)
Net cash provided by operating activities	190,572	182,787
Cash flows from investing activities:
Acquisitions of property	(15,233)	(492,577)
Development, redevelopment, expansion and renovation of properties	(82,457)	(86,982)
Property improvements	(14,597)	(11,049)
Issuance of notes receivable	—	(13,330)
Proceeds from maturities of marketable securities	—	689
Deferred leasing costs	(13,772)	(16,769)
Distributions from unconsolidated joint ventures	33,382	220,102
Contributions to unconsolidated joint ventures	(108,316)	(42,616)
Collection of/loans to unconsolidated joint ventures, net	(640)	596
Proceeds from sale of assets	25,414	315,059
Restricted cash	1,420	6,398
Net cash used in investing activities	(174,799)	(120,479)

THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands) (Unaudited)
	For the Six Months Ended June 30,
	2014	2013
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	301,655	2,093,503
Payments on mortgages, bank and other notes payable	(121,571)	(2,156,635)
Deferred financing costs	(603)	(5,503)
Net proceeds from stock offerings	—	171,174
Proceeds from share and unit-based plans	645	459
Redemption of noncontrolling interests	(221)	(1,022)
Contingent consideration paid	(9,000)	—
Dividends and distributions	(191,200)	(173,417)
Distributions to co-venture partner	(8,693)	(9,717)
Net cash used in financing activities	(28,988)	(81,158)
Net decrease in cash and cash equivalents	(13,215)	(18,850)
Cash and cash equivalents, beginning of period	69,715	65,793
Cash and cash equivalents, end of period	$56,500	$46,943
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$97,083	$113,201
Non-cash transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$24,933	$23,063
Acquisition of property in exchange for investment in unconsolidated joint venture	$15,767	$—
Notes receivable issued in connection with sale of property	$9,603	$—
Application of deposit to acquire property	$—	$30,000
Conversion of noncontrolling interests to common shares	$984	$12,984
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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of June 30, 2014, the Company was the sole general partner of, and held a 93% ownership interest in, The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
2. Summary of Significant Accounting Policies: (Continued)

Recent Accounting Pronouncements:
On April 10, 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-08, which amends the definition of discontinued operations and requires additional disclosures for disposal transactions that do not meet the revised discontinued operations criteria. ASU 2014-08 is required to be adopted for fiscal years beginning after December 15, 2014, with early adoption permitted. The Company's early adoption of this pronouncement on January 1, 2014 did not have a material impact on the Company's consolidated financial statements.

3.	Earnings per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of earnings per share for the three and six months ended June 30, 2014 and 2013 (shares in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Numerator
Income from continuing operations	$17,986	$91,418	$37,629	$111,389
Income from discontinued operations	—	143,398	—	145,956
Net income attributable to noncontrolling interests	(1,898)	(15,819)	(3,722)	(20,256)
Net income attributable to the Company	16,088	218,997	33,907	237,089
Allocation of earnings to participating securities	(120)	(217)	(248)	(216)
Numerator for basic and diluted earnings per share—net income attributable to common stockholders	$15,968	$218,780	$33,659	$236,873
Denominator
Denominator for basic earnings per share—weighted average number of common shares outstanding	140,894	139,372	140,831	138,460
Effect of dilutive securities:(1)
Share and unit-based compensation plans	142	154	98	121
Denominator for diluted earnings per share—weighted average number of common shares outstanding	141,036	139,526	140,929	138,581
Earnings per common share—basic:
Income from continuing operations	$0.11	$0.61	$0.24	$0.73
Discontinued operations	—	0.96	—	0.98
Net income attributable to common stockholders	$0.11	$1.57	$0.24	$1.71
Earnings per common share—diluted:
Income from continuing operations	$0.11	$0.61	$0.24	$0.73
Discontinued operations	—	0.96	—	0.98
Net income attributable to common stockholders	$0.11	$1.57	$0.24	$1.71

(1)	Diluted EPS excludes 184,304 convertible preferred units for the three and six months ended June 30, 2014 and 2013 as their impact was antidilutive.
Diluted EPS excludes 10,113,486 and 9,938,795 Operating Partnership units ("OP Units") for the three months ended June 30, 2014 and 2013, respectively, and 10,052,805 and 10,072,120 OP Units for the six months ended June 30, 2014 and 2013, respectively, as their impact was antidilutive.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

4.	Investments in Unconsolidated Joint Ventures:
The Company has made the following recent investments and dispositions relating to its unconsolidated joint ventures:
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
On June 4, 2014, the Company acquired the remaining 49.0% ownership interest in Cascade Mall, a 593,000 square foot regional shopping center in Burlington, Washington, that it did not own for a cash payment of $15,233. The Company purchased Cascade Mall from its joint venture in Pacific Premier Retail LP. Prior to the acquisition, the Company had accounted for its investment in Cascade Mall under the equity method. Since the date of acquisition, the Company has included Cascade Mall in its consolidated financial statements (See Note 13—Acquisitions).

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	June 30, 2014	December 31, 2013
Assets(1):
Properties, net	$3,546,003	$3,435,737
Other assets	351,692	295,719
Total assets	$3,897,695	$3,731,456
Liabilities and partners' capital(1):
Mortgage notes payable(2)	$3,495,673	$3,518,215
Other liabilities	213,190	202,444
Company's capital (deficit)	62,527	(25,367)
Outside partners' capital	126,305	36,164
Total liabilities and partners' capital	$3,897,695	$3,731,456
Investments in unconsolidated joint ventures:
Company's capital (deficit)	$62,527	$(25,367)
Basis adjustment(3)	473,410	474,658
	$535,937	$449,291

Assets—Investments in unconsolidated joint ventures	$797,010	$701,483
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(261,073)	(252,192)
	$535,937	$449,291

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

(1)	These amounts include the assets and liabilities of the following joint ventures as of June 30, 2014 and December 31, 2013:

	Pacific Premier Retail LP	Tysons Corner LLC
As of June 30, 2014:
Total Assets	$728,501	$382,035
Total Liabilities	$804,884	$878,571
As of December 31, 2013:
Total Assets	$775,012	$356,871
Total Liabilities	$812,725	$887,413

(2)
Certain mortgage notes payable could become recourse debt to the Company should the joint venture be unable to discharge the obligations of the related debt. As of June 30, 2014 and December 31, 2013, a total of $33,540 could become recourse debt to the Company. As of June 30, 2014 and December 31, 2013, the Company had an indemnity agreement from a joint venture partner for $16,770 of the guaranteed amount.

Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $706,584 and $712,455 as of June 30, 2014 and December 31, 2013, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates—Broadway Plaza. Interest expense on these borrowings was $9,623 and $6,854 for the three months ended June 30, 2014 and 2013, respectively, and $19,347 and $13,797 for the six months ended June 30, 2014 and 2013, respectively.

(3)
The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $855 and $2,334 for the three months ended June 30, 2014 and 2013, respectively, and $2,279 and $3,259 for the six months ended June 30, 2014 and 2013, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	Pacific Premier Retail LP	Tysons Corner LLC	Other Joint Ventures	Total
Three Months Ended June 30, 2014
Revenues:
Minimum rents	$25,654	$15,696	$56,289	$97,639
Percentage rents	550	180	3,264	3,994
Tenant recoveries	11,379	11,489	24,260	47,128
Other	1,613	929	8,443	10,985
Total revenues	39,196	28,294	92,256	159,746
Expenses:
Shopping center and operating expenses	10,682	9,521	30,258	50,461
Interest expense	9,831	7,653	19,495	36,979
Depreciation and amortization	8,750	4,756	21,239	34,745
Total operating expenses	29,263	21,930	70,992	122,185
Loss on remeasurement, sale or write down of assets, net	(6,226)	—	(42)	(6,268)
Net income	$3,707	$6,364	$21,222	$31,293
Company's equity in net income	$1,218	$1,611	$11,074	$13,903
Three Months Ended June 30, 2013
Revenues:
Minimum rents	$31,221	$15,685	$59,969	$106,875
Percentage rents	594	180	2,936	3,710
Tenant recoveries	14,486	11,697	26,688	52,871
Other	1,643	652	11,367	13,662
Total revenues	47,944	28,214	100,960	177,118
Expenses:
Shopping center and operating expenses	14,269	8,519	34,790	57,578
Interest expense	11,293	1,784	20,929	34,006
Depreciation and amortization	10,720	4,501	23,299	38,520
Total operating expenses	36,282	14,804	79,018	130,104
Gain on remeasurement, sale or write down of assets, net	144,349	—	891	145,240
Net income	$156,011	$13,410	$22,833	$192,254
Company's equity in net income	$78,426	$5,161	$8,614	$92,201

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

	Pacific Premier Retail LP	Tysons Corner LLC	Other Joint Ventures	Total
Six Months Ended June 30, 2014
Revenues:
Minimum rents	$51,734	$31,974	$112,188	$195,896
Percentage rents	1,209	604	4,232	6,045
Tenant recoveries	23,119	23,383	49,371	95,873
Other	2,690	1,616	16,298	20,604
Total revenues	78,752	57,577	182,089	318,418
Expenses:
Shopping center and operating expenses	21,813	19,680	64,138	105,631
Interest expense	19,929	15,483	39,066	74,478
Depreciation and amortization	17,548	9,358	42,762	69,668
Total operating expenses	59,290	44,521	145,966	249,777
Loss on remeasurement, sale or write down of assets, net	(6,312)	—	(60)	(6,372)
Net income	$13,150	$13,056	$36,063	$62,269
Company's equity in net income	$5,486	$3,369	$18,817	$27,672
Six Months Ended June 30, 2013
Revenues:
Minimum rents	$64,353	$31,182	$120,930	$216,465
Percentage rents	1,583	746	4,238	6,567
Tenant recoveries	28,440	22,721	53,900	105,061
Other	2,894	1,570	18,780	23,244
Total revenues	97,270	56,219	197,848	351,337
Expenses:
Shopping center and operating expenses	28,717	17,001	70,961	116,679
Interest expense	22,867	4,024	45,046	71,937
Depreciation and amortization	21,630	8,931	45,120	75,681
Total operating expenses	73,214	29,956	161,127	264,297
Gain on remeasurement, sale or write down of assets, net	144,349	—	701	145,050
Net income	$168,405	$26,263	$37,422	$232,090
Company's equity in net income	$84,117	$10,038	$16,161	$110,316
Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

5.	Property:
Property consists of the following:

	June 30, 2014	December 31, 2013
Land	$1,716,154	$1,707,005
Buildings and improvements	6,508,046	6,555,212
Tenant improvements	539,313	537,754
Equipment and furnishings	155,094	152,198
Construction in progress	285,816	229,169
	9,204,423	9,181,338
Less accumulated depreciation	(1,648,359)	(1,559,572)
	$7,556,064	$7,621,766
Depreciation expense was $68,017 and $65,737 for the three months ended June 30, 2014 and 2013, respectively, and $136,495 and $131,633 for the six months ended June 30, 2014 and 2013, respectively.
The (loss) gain on remeasurement, sale or write down of assets, net, for the three and six months ended June 30, 2014 includes an impairment loss of $8,516 due to the reduction of the estimated holding periods of three freestanding stores.
The (loss) gain on remeasurement, sale or write down of assets, net, for the six months ended June 30, 2014 includes the loss of $1,685 on the sales of Rotterdam Square, a 585,000 square foot regional shopping center in Schenectady, New York; Somersville Towne Center, a 348,000 square foot regional shopping center in Antioch, California; and Lake Square Mall, a 559,000 square foot regional shopping center in Leesburg, Florida. The (loss) gain on remeasurement, sale or write down of assets, net, includes the gains on the sale of land of $238 for the three and six months ended June 30, 2014 and $5,401 for the six months ended June 30, 2013.
In addition, the (loss) gain on remeasurement, sale or write down of assets, net, includes the write-off of development costs of $1,177 and $798 for the three months ended June 30, 2014 and 2013, respectively, and $1,102 and $1,371 for the six months ended June 30, 2014 and 2013, respectively.

6.	Tenant and Other Receivables, net:
Included in tenant and other receivables, net, is an allowance for doubtful accounts of $5,178 and $2,878 at June 30, 2014 and December 31, 2013, respectively. Also included in tenant and other receivables, net, are accrued percentage rents of $1,758 and $9,824 at June 30, 2014 and December 31, 2013, respectively, and a deferred rent receivable due to straight-line rent adjustments of $55,902 and $53,380 at June 30, 2014 and December 31, 2013, respectively.
On March 17, 2014, in connection with the sale of Lake Square Mall (See Note 5—Property), the Company issued a note receivable for $6,500 that bears interest at an effective rate of 6.5% and matures on March 17, 2018 and a note receivable for $3,103 that bears interest at 5.0% and matures on December 31, 2014. The balance of each of these notes receivable at June 30, 2014 was $6,484 and $2,879, respectively. The notes are collateralized by a trust deed on Lake Square Mall.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

7.	Deferred Charges and Other Assets, net:
Deferred charges and other assets, net, consist of the following:

	June 30, 2014	December 31, 2013
Leasing	$221,671	$223,038
Financing	50,372	51,695
Intangible assets:
In-place lease values	190,390	205,651
Leasing commissions and legal costs	47,754	50,594
Above-market leases	114,493	118,770
Deferred tax assets	34,426	31,356
Deferred compensation plan assets	34,265	30,932
Other assets	61,916	65,793
	755,287	777,829
Less accumulated amortization(1)	(248,509)	(244,771)
	$506,778	$533,058

(1)
Accumulated amortization includes $88,752 and $89,141 relating to in-place lease values, leasing commissions and legal costs at June 30, 2014 and December 31, 2013, respectively. Amortization expense of in-place lease values, leasing commissions and legal costs was $11,360 and $14,424 for the three months ended June 30, 2014 and 2013, respectively, and $24,098 and $28,090 for the six months ended June 30, 2014 and 2013, respectively.

The allocated values of above-market leases and below-market leases consist of the following:

	June 30, 2014	December 31, 2013
Above-Market Leases
Original allocated value	$114,493	$118,770
Less accumulated amortization	(51,628)	(46,912)
	$62,865	$71,858
Below-Market Leases(1)
Original allocated value	$186,398	$187,537
Less accumulated amortization	(85,325)	(79,271)
	$101,073	$108,266

(1)	Below-market leases are included in other accrued liabilities.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

8.	Mortgage Notes Payable:
Mortgage notes payable at June 30, 2014 and December 31, 2013 consist of the following:

	Carrying Amount of Mortgage Notes(1)
	June 30, 2014		December 31, 2013
Property Pledged as Collateral	Related Party	Other	Related Party	Other	Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Arrowhead Towne Center	$—	$232,388	$—	$236,028	2.76%	$1,131	2018
Camelback Colonnade	—	48,529	—	49,120	2.16%	178	2015
Chandler Fashion Center(5)	—	200,000	—	200,000	3.77%	625	2019
Danbury Fair Mall	115,712	115,712	117,120	117,120	5.53%	1,538	2020
Deptford Mall	—	199,726	—	201,622	3.76%	947	2023
Deptford Mall	—	14,419	—	14,551	6.46%	101	2016
Eastland Mall	—	168,000	—	168,000	5.79%	811	2016
Fashion Outlets of Chicago(6)	—	113,040	—	91,383	2.95%	233	2017
Fashion Outlets of Niagara Falls USA	—	122,706	—	124,030	4.89%	727	2020
Flagstaff Mall	—	37,000	—	37,000	5.03%	151	2015
FlatIron Crossing	—	264,778	—	268,000	3.90%	1,393	2021
Freehold Raceway Mall(5)	—	231,255	—	232,900	4.20%	805	2018
Fresno Fashion Fair	78,754	78,753	79,391	79,390	6.76%	1,104	2015
Great Northern Mall(7)	—	34,993	—	35,484	6.54%	234	2015
Green Acres Mall	—	316,694	—	319,850	3.61%	1,447	2021
Kings Plaza Shopping Center	—	485,674	—	490,548	3.67%	2,229	2019
Northgate Mall(8)	—	64,000	—	64,000	3.03%	128	2017
Oaks, The	—	212,239	—	214,239	4.14%	1,064	2022
Pacific View	—	134,531	—	135,835	4.08%	668	2022
Santa Monica Place	—	232,904	—	235,445	2.99%	1,004	2018
SanTan Village Regional Center	—	135,222	—	136,629	3.14%	589	2019
South Plains Mall(9)	—	72,089	—	99,833	4.78%	383	2015
Superstition Springs Center	—	68,237	—	68,395	1.98%	138	2016
Towne Mall	—	22,802	—	22,996	4.48%	117	2022
Tucson La Encantada	72,192	—	72,870	—	4.23%	368	2022
Valley Mall	—	41,765	—	42,155	5.85%	280	2016
Valley River Center	—	120,000	—	120,000	5.59%	558	2016
Victor Valley, Mall of(10)	—	90,000	—	90,000	2.71%	180	2014
Vintage Faire Mall	—	98,370	—	99,083	5.81%	586	2015
Westside Pavilion	—	150,905	—	152,173	4.49%	783	2022
	$266,658	$4,106,731	$269,381	$4,145,809

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

Debt premiums (discounts) consist of the following:

Property Pledged as Collateral	June 30, 2014	December 31, 2013
Arrowhead Towne Center	$13,105	$14,642
Camelback Colonnade	1,528	2,120
Deptford Mall	(11)	(14)
Fashion Outlets of Niagara Falls USA	5,878	6,342
Superstition Springs Center	737	895
Valley Mall	(175)	(219)
	$21,062	$23,766

(2)	The interest rate disclosed represents the effective interest rate, including the debt premiums (discounts) and deferred finance costs.

(3)	The monthly debt service represents the payment of principal and interest.

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

(6)
The construction loan on the property allows for borrowings of up to $140,000, bears interest at LIBOR plus 2.50% and matures on March 5, 2017, including extension options. At June 30, 2014 and December 31, 2013, the total interest rate was 2.95% and 2.96%, respectively.

(7)	On March 24, 2014, the loan was extended to January 1, 2015.

(8)	The loan bears interest at LIBOR plus 2.25% and matures on March 1, 2017. At June 30, 2014 and December 31, 2013, the total interest rate was 3.03% and 3.04%, respectively.

(9)	On February 7, 2014, the Company paid off in full one of the two loans on the property, which resulted in a loss of $358 on the early extinguishment of debt.

(10)	The loan bears interest at LIBOR plus 2.25% and matures on November 6, 2014. At June 30, 2014 and December 31, 2013, the total interest rate was 2.71% and 2.73%, respectively.
Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.
Most of the Company's mortgage notes payable are secured by the properties on which they are placed and are non-recourse to the Company. As of June 30, 2014 and December 31, 2013, a total of $88,019 and $77,192, respectively, of the mortgage notes payable could become recourse to the Company.
The Company expects that all loan maturities during the next twelve months will be refinanced, restructured, extended and/or paid-off from the Company's line of credit or with cash on hand.
Total interest expense capitalized was $3,098 and $2,874 for the three months ended June 30, 2014 and 2013, respectively, and $5,583 and $5,342 during the six months ended June 30, 2014 and 2013, respectively.
Related party mortgage notes payable are amounts due to affiliates of NML. See Note 16—Related Party Transactions for interest expense associated with loans from NML.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
8. Mortgage Notes Payable: (Continued)

The estimated fair value (Level 2 measurement) of mortgage notes payable at June 30, 2014 and December 31, 2013 was $4,450,277 and $4,500,177, respectively, based on current interest rates for comparable loans. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

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
On August 6, 2013, the Company's line of credit was amended and extended. The amended facility provides for an interest rate of LIBOR plus a spread of 1.38% to 2.0%, depending on the Company's overall leverage levels, and matures on August 6, 2018. Based on the Company's leverage level as of June 30, 2014, the borrowing rate on the facility was LIBOR plus 1.38%. In addition, the line of credit can be expanded, depending on certain conditions, up to a total facility of $2,000,000 (without giving effect to the $125,000 unsecured term loan described below).
As of June 30, 2014 and December 31, 2013, borrowings under the line of credit were $250,000 and $30,000, respectively, at an average interest rate of 2.17% and 1.85%, respectively. The estimated fair value (Level 2 measurement) of the line of credit at June 30, 2014 and December 31, 2013 was $239,362 and $28,214, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
Term Loan:
On December 8, 2011, the Company obtained a $125,000 unsecured term loan under the line of credit that bears interest at LIBOR plus a spread of 1.95% to 3.20%, depending on the Company's overall leverage level, and matures on December 8, 2018. Based on the Company's current leverage level as of June 30, 2014, the borrowing rate was LIBOR plus 1.95%. As of June 30, 2014 and December 31, 2013, the total interest rate was 2.25% and 2.51%, respectively. The estimated fair value (Level 2 measurement) of the term loan at June 30, 2014 and December 31, 2013 was $119,688 and $120,802, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
Prasada Note:
On March 29, 2013, the Company issued a $13,330 note payable that bears interest at 5.25% and matures on March 29, 2016. The note payable is collateralized by a portion of a development reimbursement agreement with the City of Surprise, Arizona. At June 30, 2014 and December 31, 2013, the note had a balance of $11,718 and $12,537, respectively. The estimated fair value (Level 2 measurement) of the note at June 30, 2014 and December 31, 2013 was $12,189 and $13,114, respectively, based on current interest rates for comparable notes. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the collateral for the underlying debt.
As of June 30, 2014 and December 31, 2013, the Company was in compliance with all applicable financial loan covenants.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

10.	Co-Venture Arrangement:
On September 30, 2009, the Company formed a joint venture, whereby a third party acquired a 49.9% interest in Freehold Raceway Mall and Chandler Fashion Center.
As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the venture formation, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The transaction has been accounted for as a profit-sharing arrangement, and accordingly the assets, liabilities and operations of the properties remain on the books of the Company and a co-venture obligation was established for the amount of $168,154, representing the net cash proceeds received from the third party. The co-venture obligation is increased for the allocation of income to the co-venture partner and decreased for distributions to the co-venture partner. The co-venture obligation was $76,854 and $81,515 at June 30, 2014 and December 31, 2013, respectively.
11. Noncontrolling Interests:
The Company allocates net income of the Operating Partnership based on the weighted average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 93% ownership interest in the Operating Partnership as of June 30, 2014 and December 31, 2013. The remaining 7% limited partnership interest as of June 30, 2014 and December 31, 2013 was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the 10 trading days ending on the respective balance sheet date. Accordingly, as of June 30, 2014 and December 31, 2013, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $672,472 and $587,917, respectively.
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
During the year ended December 31, 2012, the Company sold 2,961,903 shares of common stock under the ATM Program in exchange for aggregate gross proceeds of $177,896 and net proceeds of $175,649 after commissions and other transaction costs. During the year ended December 31, 2013, the Company sold 2,456,956 shares of common stock under the ATM Program in exchange for aggregate gross proceeds of $173,011 and net proceeds of $171,102 after commissions and other transaction costs. The proceeds from the sales were used to pay down the Company's line of credit. The Company did not sell any shares under the ATM Program during the three or six months ended June 30, 2014.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
12. Stockholders' Equity: (Continued)

As of June 30, 2014, $149,093 of the Shares remained available to be sold under the ATM Program. Actual future sales will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. The Company has no obligation to sell the remaining Shares available for sale under the ATM Program.

13.	Acquisitions:
Green Acres Mall:
On January 24, 2013, the Company acquired Green Acres Mall, a 1,793,000 square foot regional shopping center in Valley Stream, New York, for a purchase price of $500,000. A purchase deposit of $30,000 was funded during the year ended December 31, 2012, and the remaining $470,000 was funded upon closing of the acquisition. The cash payment made at the time of closing was provided by the placement of a mortgage note payable on the property that allowed for borrowings of up to $325,000 and from borrowings under the Company's line of credit. Concurrent with the acquisition, the Company borrowed $100,000 on the loan. On January 31, 2013, the Company exercised its option to borrow the remaining $225,000 on the loan. The acquisition was completed to acquire another prominent shopping center in the New York metropolitan area.
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
Cascade Mall:
On June 4, 2014, the Company acquired the remaining 49.0% ownership interest in Cascade Mall that it did not own for $15,233. Prior to the acquisition, the Company had accounted for its investment under the equity method (See Note 4—Investments in Unconsolidated Joint Ventures). As a result of this transaction, the Company obtained 100% ownership of Cascade Mall. The acquisition was completed in order to obtain 100% ownership and control over this asset.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
13. Acquisitions: (Continued)

The following is a summary of the allocation of the fair value of Cascade Mall:

Property	$28,924
Deferred charges	6,660
Other assets	202
Total assets acquired	35,786
Other accrued liabilities	4,786
Total liabilities assumed	4,786
Fair value of acquired net assets (at 100% ownership)	$31,000

The Company determined that the purchase price represented the fair value of the additional ownership interest in Cascade Mall that was acquired.
The following is the reconciliation of the purchase price to the fair value of the acquired net assets:

Purchase price	$15,233
Carrying value of investment	15,767
Fair value of acquired net assets (at 100% ownership)	$31,000
Since the date of acquisition, the Company has included Cascade Mall in its consolidated financial statements. The property has generated incremental revenue of $617 and incremental earnings of $202.
Pro Forma Results of Operations:
The following unaudited pro forma financial information for the three and six months ended June 30, 2014 and 2013 assumes all of the above transactions took place on January 1, 2013:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Pro forma revenue (1)	$255,987	$254,720	$522,110	$508,655
Pro forma income from continuing operations (1)	$18,199	$92,610	$37,917	$113,785

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
On September 30, 2013, the Company conveyed Fiesta Mall, a 933,000 square foot regional shopping center in Mesa, Arizona, to the mortgage note lender by a deed-in-lieu of foreclosure. As a result of the conveyance, the Company recognized a gain on the extinguishment of debt of $1,252, which is included in (gain) loss on the disposition of assets, net.
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
On December 11, 2013, the Company sold Chesterfield Towne Center, a 1,016,000 square foot regional shopping center in Richmond, Virginia, and Centre at Salisbury, an 862,000 square foot regional shopping center in Salisbury, Maryland, in a combined transaction for $292,500, resulting in a gain on the sale of assets of $151,467. The sales price was funded by a cash payment of $67,763, the assumption of the $109,737 mortgage note payable on Chesterfield Towne Center and the assumption of the $115,000 mortgage note payable on Centre at Salisbury. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.
The Company has classified the results of operations and the gain or loss on all of the above dispositions as discontinued operations for the three and six months ended June 30, 2013.
Revenues from discontinued operations were $17,022 and $36,501 for the three and six months ended June 30, 2013, respectively. Total income from discontinued operations was $143,398 and $145,956 for the three and six months ended June 30, 2013, respectively.

15.	Commitments and Contingencies:
The Company has certain properties that are subject to non-cancelable operating ground leases. The leases expire at various times through 2098, subject in some cases to options to extend the terms of the leases. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. Ground rent expense was $2,708 and $2,666 for the three months ended June 30, 2014 and 2013, respectively, and $5,377 and $5,301 for the six months ended June 30, 2014 and 2013, respectively. No contingent rent was incurred during the three and six months ended June 30, 2014 or 2013.
As of June 30, 2014 and December 31, 2013, the Company was contingently liable for $18,388 and $18,862, respectively, in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreements. At June 30, 2014, the Company had $36,720 in outstanding obligations which it believes will be settled in the next twelve months.

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
The following are fees charged to unconsolidated joint ventures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Management Fees	$4,890	$5,506	$9,714	$11,000
Development and Leasing Fees	2,882	2,779	5,378	4,475
	$7,772	$8,285	$15,092	$15,475
Certain mortgage notes on the properties are held by NML (See Note 8—Mortgage Notes Payable). Interest expense in connection with these notes was $3,690 and $3,764 for the three months ended June 30, 2014 and 2013, respectively, and $7,398 and $7,544 for the six months ended June 30, 2014 and 2013, respectively. Included in accounts payable and accrued expenses is interest payable on these notes of $1,228 and $1,240 at June 30, 2014 and December 31, 2013, respectively.
As of June 30, 2014 and December 31, 2013, the Company had loans to unconsolidated joint ventures of $3,396 and $2,756, respectively. Interest income associated with these notes was $78 and $59 for the three months ended June 30, 2014 and 2013, respectively, and $109 and $120 for the six months ended June 30, 2014 and 2013, respectively. These loans represent initial funds advanced to development stage projects prior to construction loan funding. Accordingly, loan payables in the same amount have been accrued as an obligation by the various joint ventures.
Due from affiliates includes $3,405 and $3,822 of unreimbursed costs and fees due from unconsolidated joint ventures under management agreements at June 30, 2014 and December 31, 2013, respectively.
Due from affiliates at June 30, 2014 and December 31, 2013 also includes two notes receivable from principals of AWE/Talisman that bear interest at 5.0% and mature based on the refinancing or sale of Fashion Outlets of Chicago, or certain other specified events. The notes are collateralized by the principals' interests in Fashion Outlets of Chicago. AWE/Talisman is considered a related party because it has an ownership interest in Fashion Outlets of Chicago. The combined balance on these notes was $13,913 and $13,603 at June 30, 2014 and December 31, 2013, respectively. The combined interest income earned on these notes was $156 for the three months ended June 30, 2014 and 2013, and $310 for the six months ended June 30, 2014 and 2013.
In addition, due from affiliates at June 30, 2014 and December 31, 2013 includes a note receivable of $11,874 and $12,707, respectively, from RED/303 LLC ("RED") that bears interest at 5.25% and matures on March 29, 2016. Interest income earned on this note was $154 and $175 for the three months ended June 30, 2014 and 2013, respectively, and $314 and $181 for the six months ended June 30, 2014 and 2013, respectively. RED is considered a related party because it is a partner in a joint venture development project. The note is collateralized by RED's membership interest in a development agreement.

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
The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
LTIP Units	$3,428	$4,692	$21,668	$7,650
Stock awards	83	122	197	232
Stock units	1,039	667	2,721	2,491
Stock options	4	4	8	8
Phantom stock units	300	246	606	487
	$4,854	$5,731	$25,200	$10,868
The Company capitalized share and unit-based compensation costs of $519 and $650 for the three months ended June 30, 2014 and 2013, respectively, and $4,361 and $2,088 for the six months ended June 30, 2014 and 2013, respectively. Unrecognized compensation costs of share and unit-based plans at June 30, 2014 consisted of $9,682 from LTIP Units, $416 from stock awards, $4,173 from stock units, $51 from stock options and $896 from phantom stock units.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
17. Share and Unit-Based Plans: (Continued)

The following table summarizes the activity of the non-vested LTIP Units, stock awards, phantom stock units and stock units:

	LTIP Units		Stock Awards		Phantom Stock Units		Stock Units
	Units	Value(1)	Shares	Value(1)	Units	Value(1)	Units	Value(1)
Balance at January 1, 2014	—	$—	19,001	$56.77	17,575	$58.66	137,318	$57.24
Granted	589,443	53.18	—	—	7,451	61.78	70,389	60.23
Vested	(246,471)	60.25	(9,812)	54.45	(9,771)	60.91	(68,035)	55.08
Forfeited	—	—	—	—	—	—	—	—
Balance at June 30, 2014	342,972	$48.11	9,189	$59.25	15,255	$58.74	139,672	$59.80

(1)	Value represents the weighted average grant date fair value.
The following table summarizes the activity of the stock appreciations rights ("SARs") and stock options outstanding:

	SARs		Stock Options
	Shares	Value(1)	Shares	Value(1)
Balance at January 1, 2014	1,070,991	$56.66	10,068	$59.57
Granted	—	—	—	—
Exercised	(5,000)	56.63	—	—
Forfeited	—	—	—	—
Balance at June 30, 2014	1,065,991	$56.66	10,068	$59.57

(1)	Value represents the weighted average exercise price.

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
The income tax benefit (provision) of the TRSs are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Current	$—	$125	$—	$(156)
Deferred	2,898	1,352	3,070	1,877
Income tax benefit	$2,898	$1,477	$3,070	$1,721
The net operating loss carryforwards are currently scheduled to expire through 2033, beginning in 2021. Net deferred tax assets of $34,426 and $31,356 were included in deferred charges and other assets, net, at June 30, 2014 and December 31, 2013, respectively.
The tax years 2009 through 2013 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next twelve months.

19.	Subsequent Events:
On July 24, 2014, the Company announced a dividend/distribution of $0.62 per share for common stockholders and OP Unit holders of record on August 20, 2014. All dividends/distributions will be paid 100% in cash on September 5, 2014.
On July 30, 2014, the Company formed a joint venture with Pennsylvania Real Estate Investment Trust to redevelop The Gallery, a 1,400,000 square foot regional shopping center in Philadelphia, Pennsylvania. The Company invested $106,800 for a 50% interest in the joint venture, which was funded by borrowings under its line of credit.

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
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P. (the "Operating Partnership"). As of June 30, 2014, the Operating Partnership owned or had an ownership interest in 52 regional shopping centers and nine community/power shopping centers aggregating approximately 55 million square feet of gross leasable area. These 61 regional and community/power shopping centers are referred to hereinafter as the "Centers," unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Management Companies.
The following discussion is based primarily on the consolidated financial statements of the Company for the three and six months ended June 30, 2014 and 2013. It compares the results of operations for the three months ended June 30, 2014 to the results of operations for the three months ended June 30, 2013. It also compares the results of operations and cash flows for the six months ended June 30, 2014 to the results of operations and cash flows for the six months ended June 30, 2013. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Acquisitions and Dispositions:
On January 24, 2013, the Company acquired Green Acres Mall, a 1,793,000 square foot regional shopping center in Valley Stream, New York, for a purchase price of $500.0 million. The purchase price was funded from the placement of a $325.0 million mortgage note on the property and $175.0 million from borrowings under the Company's line of credit.
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
On March 17, 2014, the Company sold Lake Square Mall, a 559,000 square foot regional shopping center in Leesburg, Florida, for $13.3 million, resulting in a loss on the sale of assets of $0.8 million. The sales price was funded by a cash payment of $3.7 million and the issuance of two notes receivable totaling $9.6 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.
On June 4, 2014, the Company acquired the remaining 49.0% ownership interest in Cascade Mall, a 593,000 square foot regional shopping center in Burlington, Washington, that it did not own for a cash payment of $15.2 million. The Company purchased Cascade Mall from its joint venture in Pacific Premier Retail LP.
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
Redevelopment and Development Activities:
The Company's joint venture in Tysons Corner Center, a 2,129,000 square foot regional shopping center in McLean, Virginia, is currently expanding the property to include a 500,000 square foot office tower, a 430 unit residential tower and a 300 room Hyatt Regency hotel. The joint venture started the expansion project in October 2011. The office tower commenced occupancy in July 2014. The joint venture expects the balance of the project to be completed in early 2015. The total cost of the project is estimated to be $524.0 million, with $262.0 million estimated to be the Company's pro rata share. The Company has funded $192.4 million of the total of $384.8 million incurred by the joint venture as of June 30, 2014.
In November 2013, the Company started construction on the 175,000 square foot expansion of Fashion Outlets of Niagara Falls USA, a 518,000 square foot outlet center in Niagara Falls, New York. The Company expects to complete the project in late 2014. The total estimated project cost is $87.0 million. As of June 30, 2014, the Company had incurred $43.0 million of development costs.
In February 2014, the Company's joint venture in Broadway Plaza started construction on the 235,000 square foot expansion of the 776,000 square foot regional shopping center in Walnut Creek, California. The joint venture expects to complete the project in phases with the first phase anticipated to be completed in fall 2015. The total cost of the project is estimated to be $270.0 million, with $135.0 million estimated to be the Company's pro rata share. The Company has funded $23.3 million of the total of $46.6 million incurred by the joint venture as of June 30, 2014.
Inflation:
In the last five years, inflation has not had a significant impact on the Company because of a relatively low inflation rate. Most of the leases at the Centers have rent adjustments periodically throughout the lease term. These rent increases are either in fixed increments or based on using an annual multiple of increases in the Consumer Price Index ("CPI"). In addition, approximately 6% to 13% of the leases for spaces 10,000 square feet and under expire each year, which enables the Company to replace existing leases with new leases at higher base rents if the rents of the existing leases are below the then existing market rate. The Company has generally entered into leases that require tenants to pay a stated amount for operating expenses, generally excluding property taxes, regardless of the expenses actually incurred at any Center, which places the burden of cost control on the Company. Additionally, certain leases require the tenants to pay their pro rata share of operating expenses.
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
Some of these estimates and assumptions include judgments on revenue recognition, estimates for common area maintenance and real estate tax accruals, provisions for uncollectible accounts, impairment of long-lived assets, the allocation of purchase price between tangible and intangible assets, and estimates for environmental matters. The Company's significant accounting policies are described in more detail in Note 2—Summary of Significant Accounting Policies in the Company's Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K. However, the following policies are deemed to be critical. There have been no significant changes to the Company's critical accounting policies during the six months ended June 30, 2014.
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

Results of Operations
Many of the variations in the results of operations, discussed below, occurred because of the transactions affecting the Company's properties described above, including the Acquisition Properties, the Redevelopment Properties and the Disposition Properties (as defined below).
For purposes of the discussion below, the Company defines "Same Centers" as those Centers that are substantially complete and in operation for the entirety of both periods of the comparison. Non-Same Centers for comparison purposes include recently acquired properties (“Acquisition Properties”), those Centers or properties that are going through a substantial redevelopment often resulting in the closing of a portion of the Center (“Redevelopment Properties”) and properties that have been disposed of in 2014 ("Disposition Properties"). The Company moves a Center in and out of Same Centers based on whether the Center is substantially complete and in operation for the entirety of both periods of the comparison. Accordingly, the Same Centers consists of all consolidated Centers, excluding the Acquisition Properties, the Redevelopment Properties and the Disposition Properties for the periods of comparison.
For comparison of the three months ended June 30, 2014 to the three months ended June 30, 2013, the Acquisition Properties include Green Acres Adjacent, Camelback Colonnade, Superstition Springs Center and Cascade Mall. For comparison of the six months ended June 30, 2014 to the six months ended June 30, 2013, the Acquisition Properties include Green Acres Mall, Green Acres Adjacent, Camelback Colonnade, Superstition Springs Center and Cascade Mall.
For comparison of the three and six months ended June 30, 2014 to the three and six months ended June 30, 2013, the Redevelopment Properties include Fashion Outlets of Chicago, Paradise Valley Mall, SouthPark Mall and Fashion Outlets of Niagara Falls USA. The increase in revenues and expenses at the Redevelopment Properties for the comparison of the three and six months ended June 30, 2014 to the three and six months ended June 30, 2013 is primarily due to the opening of Fashion Outlets of Chicago on August 1, 2013.

On April 10, 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-08, which amended the definition of discontinued operations and requires additional disclosures for disposal transactions that do not meet the revised discontinued operations criteria. The Company adopted this pronouncement on January 1, 2014. As a result, the Disposition Properties have been included in the results of continuing operations instead of discontinued operations. For comparison of the three and six months ended June 30, 2014 to the three and six months ended June 30, 2013, the Disposition Properties include Rotterdam Square, Somersville Towne Center and Lake Square Mall. Properties disposed of prior to January 1, 2014 have been included in discontinued operations.
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
Tenant sales per square foot increased from $545 for the twelve months ended June 30, 2013 to $567 for the twelve months ended June 30, 2014. Occupancy rate increased from 93.8% at June 30, 2013 to 95.4% at June 30, 2014. Releasing spreads increased 18.1% for the twelve months ended June 30, 2014. These calculations exclude Centers under development or redevelopment and property dispositions (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Releasing spreads remained positive as the Company was able to lease available space at average higher rents than the expiring rental rates, resulting in a releasing spread of $7.87 per square foot ($51.33 on new and renewal leases executed compared to $43.46 on leases expiring), representing a 18.1% increase for the trailing twelve months ended June 30, 2014. The Company expects that releasing spreads will continue to be positive in 2014 as it renews or relets leases that are scheduled to expire. These leases that are scheduled to expire represent 1.1 million square feet of the Centers, accounting for 12.3% of the gross leasable area ("GLA") of mall stores and freestanding stores, for spaces 10,000 square feet and under, as of June 30, 2014.
During the trailing twelve months ended June 30, 2014, the Company signed 318 new leases and 311 renewal leases comprising approximately 1.2 million square feet of GLA, of which 1.0 million square feet related to the consolidated Centers. The annual initial average base rent for new and renewal leases was $51.33 per square foot for the trailing twelve months ended June 30, 2014 with an average tenant allowance of $16.96 per square foot.
Comparison of Three Months Ended June 30, 2014 and 2013
Revenues:
Minimum and percentage rents (collectively referred to as "rental revenue") increased by $8.9 million, or 6.2%, from 2013 to 2014. The increase in rental revenue is attributed to an increase of $4.9 million from the Acquisition Properties, $4.9 million from the Redevelopment Properties and $1.2 million from the Same Centers offset in part by a decrease of $2.1 million from the Disposition Properties. Rental revenue includes the amortization of above and below-market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below-market leases decreased from $1.4 million in 2013 to $1.2 million in 2014. The amortization of straight-line rents decreased from $2.2 million in 2013 to $1.6 million in 2014. Lease termination income decreased from $0.5 million in 2013 to $0.2 million in 2014.
Tenant recoveries increased $1.7 million, or 2.1%, from 2013 to 2014. This increase in tenant recoveries is attributed to an increase of $3.4 million from the Redevelopment Properties and $2.7 million from the Acquisition Properties offset in part by a decrease of $3.7 million from the Same Centers and $0.7 million from the Disposition Properties. The decrease at the Same Centers is primarily attributed to a decrease in property tax expense.
Management Companies' revenue decreased from $10.3 million in 2013 to $8.8 million in 2014. The decrease in Management Companies' revenue is primarily due to a reduction in management and leasing fees as a result of the sales of Redmond Town Center Office, Kitsap Mall, Redmond Town Center and Ridgmar Mall in 2013 and the conversion of Camelback Colonnade and Superstition Springs Center from joint ventures to consolidated Centers in 2013 (See "Acquisitions and Dispositions" in Management's Overview and Summary).

Shopping Center and Operating Expenses:
Shopping center and operating expenses increased $3.2 million, or 4.0%, from 2013 to 2014. This increase in shopping center and operating expenses is attributed to an increase of $4.3 million from the Redevelopment Properties and $3.0 million from the Acquisition Properties offset in part by a decrease of $2.1 million from the Same Centers and $2.0 million from the Disposition Properties. The decrease at the Same Centers is primarily attributed to a decrease in property tax expense.
Management Companies' Operating Expenses:
Management Companies' operating expenses decreased $1.9 million from 2013 to 2014 primarily due to a decrease in compensation costs.
REIT General and Administrative Expenses:
REIT general and administrative expenses decreased by $1.6 million from 2013 to 2014.
Depreciation and Amortization:
Depreciation and amortization decreased $0.8 million from 2013 to 2014. The decrease in depreciation and amortization is primarily attributed to a decrease of $5.5 million from the Same Centers and $1.2 million from the Disposition Properties offset in part by an increase of $3.4 million from the Acquisition Properties and $2.5 million from the Redevelopment Properties.
Interest Expense:
Interest expense decreased $4.6 million from 2013 to 2014. The decrease in interest expense was primarily attributed to a decrease of $3.3 million from borrowings under the Company's line of credit, $1.8 million from the Same Centers, $0.1 million from the Redevelopment Properties and $0.1 million from term loans offset in part by an increase of $0.7 million from the Acquisition Properties.
The above interest expense items are net of capitalized interest, which increased from $2.9 million in 2013 to $3.1 million in 2014.
Equity in Income of Unconsolidated Joint Ventures:
Equity in income of unconsolidated joint ventures decreased $78.3 million from 2013 to 2014. The decrease is primarily attributed to the gains on the sales of Redmond Town Center Office and Kitsap Mall in 2013 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Loss on Remeasurement, Sale or Write Down of Assets, net:
Loss on remeasurement, sale or write down of assets, net increased $8.7 million from 2013 to 2014. The increase is primarily attributed to an impairment loss in 2014 of $8.5 million due to the reduction of the estimated holding periods of three freestanding stores.
Total Income From Discontinued Operations:
Total income from discontinued operations of $143.4 million in 2013 was primarily due to the gains on sales in 2013 of Green Tree Mall of $59.8 million and Northridge Mall and Rimrock Mall of $82.2 million (See "Acquisitions and Dispositions" in Management's Overview and Summary). Due to the adoption of ASU 2014-08 on January 1, 2014, there is no income from discontinued operations in 2014.
Net Income:
Net income decreased $216.8 million from 2013 to 2014. The decrease is primarily attributed to the decrease in total income from discontinued operations of $143.4 million and from the decrease in equity in income from unconsolidated joint ventures of $78.3 million.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO—diluted decreased 0.4% from $130.4 million in 2013 to $129.8 million in 2014. For a reconciliation of FFO and FFO—diluted to net income attributable to the Company, the most directly comparable GAAP financial measure, see "Funds From Operations ("FFO")" below.

Comparison of Six Months Ended June 30, 2014 and 2013
Revenues:
Rental revenue increased by $22.3 million, or 7.9%, from 2013 to 2014. The increase in rental revenue is attributed to an increase of $11.8 million from the Acquisition Properties, $10.9 million from the Redevelopment Properties and $2.9 million from the Same Centers offset in part by a decrease of $3.3 million from the Disposition Properties. The amortization of above and below-market leases decreased from $3.0 million in 2013 to $2.7 million in 2014. The amortization of straight-line rents decreased from $3.7 million in 2013 to $3.1 million in 2014. Lease termination income increased from $1.4 million in 2013 to $1.9 million in 2014.
Tenant recoveries increased $14.2 million, or 8.9%, from 2013 to 2014. This increase in tenant recoveries is attributed to an increase of $7.6 million from the Acquisition Properties, $6.6 million from the Redevelopment Properties and $1.6 million from the Same Centers offset in part by a decrease of $1.6 million from the Disposition Properties.
Management Companies' revenue decreased from $20.5 million in 2013 to $16.9 million in 2014. The decrease in Management Companies' revenue is primarily due to a reduction in management fees as a result of the sales of Redmond Town Center Office, Kitsap Mall, Redmond Town Center and Ridgmar Mall in 2013 and the conversion of Camelback Colonnade and Superstition Springs Center from joint ventures to consolidated Centers in 2013 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Shopping Center and Operating Expenses:
Shopping center and operating expenses increased $14.9 million, or 9.5%, from 2013 to 2014. The increase in shopping center and operating expenses is attributed to an increase of $9.6 million from the Redevelopment Properties, $7.8 million from the Acquisition Properties and $0.9 million from the Same Centers offset in part by a decrease of $3.4 million from the Disposition Properties.
Management Companies' Operating Expenses:
Management Companies' operating expenses decreased $2.3 million from 2013 to 2014 due to a decrease in compensation costs.
REIT General and Administrative Expenses:
REIT general and administrative expenses decreased by $0.7 million from 2013 to 2014.
Depreciation and Amortization:
Depreciation and amortization increased $0.9 million from 2013 to 2014. The increase in depreciation and amortization is primarily attributed to an increase of $6.8 million from the Acquisition Properties and $4.8 million from the Redevelopment Properties offset in part by a decrease of $8.6 million from the Same Centers and $2.1 million from the Disposition Properties.
Interest Expense:
Interest expense decreased $7.9 million from 2013 to 2014. The decrease in interest expense was primarily attributed to a decrease of $6.7 million from borrowings under the Company's line of credit, $3.0 million from the Same Centers and $0.2 from term loans. These decreases were offset in part by an increase of $1.9 million from the Acquisition Properties and $0.1 million from the Redevelopment Properties.
The above interest expense items are net of capitalized interest, which increased from $5.3 million in 2013 to $5.6 million in 2014.
Equity in Income of Unconsolidated Joint Ventures:
Equity in income of unconsolidated joint ventures decreased $82.6 million from 2013 to 2014. The decrease is primarily attributed to the gains on the sales of Redmond Town Center Office and Kitsap Mall in 2013 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
(Loss) Gain on Remeasurement, Sale or Write Down of Assets, net:
The loss on remeasurement, sale or write down of assets, net, increased $15.1 million from 2013 to 2014. The increase in loss on remeasurement, sale or write down of assets, net, is primarily attributed to the impairment loss in 2014 of $8.5 million due to the reduction of the estimated holding periods of three freestanding stores and the gain of $5.4 million in 2013 on the sales of land.

Total Income From Discontinued Operations:
Total income from discontinued operations of $146.0 million in 2013 was primarily due to the gains on sales in 2013 of Green Tree Mall of $59.8 million and Northridge Mall and Rimrock Mall of $82.2 million (See "Acquisitions and Dispositions" in Management's Overview and Summary). Due to the adoption of ASU 2014-08 on January 1, 2014, there is no income from discontinued operations in 2014.
Net Income:
Net income decreased $219.7 million from 2013 to 2014. The decrease is primarily attributed to the decrease in total income from discontinued operations of $146.0 million and the decrease in equity in income of unconsolidated joint ventures of $82.6 million.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO—diluted decreased 2.3% from $257.4 million in 2013 to $251.4 million in 2014. For a reconciliation of FFO and FFO—diluted to net income attributable to the Company, the most directly comparable GAAP financial measure, see "Funds From Operations ("FFO")" below.
Operating Activities:
Cash provided by operating activities increased from $182.8 million in 2013 to $190.6 million in 2014. The increase was primarily due to changes in assets and liabilities and the results as discussed above.
Investing Activities:
Cash used in investing activities increased from $120.5 million in 2013 to $174.8 million in 2014. The increase in cash used in investing activities was primarily due to a decrease in cash proceeds from the sale of assets of $289.6 million, a decrease in distributions from unconsolidated joint ventures of $186.7 million and an increase in contributions to unconsolidated joint ventures of $65.7 million. These increases in cash used in investing activities were offset in part by a decrease in cash used in the acquisitions of property of $477.3 million. The decrease in the acquisitions of property is primarily due to the purchase of Green Acres Mall in 2013 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Financing Activities:
Cash used in financing activities decreased from $81.2 million in 2013 to $29.0 million in 2014. The decrease in cash used in financing activities was primarily due to a decrease in proceeds from mortgages, bank and other notes payable of $1.8 billion, a decrease in proceeds from stock offerings of $171.2 million and an increase in dividends and distributions of $17.8 million offset in part by a decrease in payments on mortgages, bank and other notes payable of $2.0 billion.

Liquidity and Capital Resources
The Company anticipates meeting its liquidity needs for its operating expenses, debt service and dividend requirements for the next twelve months through cash generated from operations, working capital reserves and/or borrowings under its unsecured line of credit. The following tables summarize capital expenditures incurred at the Centers:

	For the Six Months Ended June 30,
(Dollars in thousands)	2014	2013
Consolidated Centers:
Acquisitions of property and equipment	$45,599	$534,520
Development, redevelopment, expansion and renovation of Centers	57,725	74,950
Tenant allowances	9,779	10,428
Deferred leasing charges	12,322	14,219
	$125,425	$634,117
Joint Venture Centers (at Company's pro rata share):
Acquisitions of property and equipment	$790	$2,024
Development, redevelopment, expansion and renovation of Centers	103,826	45,503
Tenant allowances	1,492	4,182
Deferred leasing charges	1,550	1,814
	$107,658	$53,523
The Company expects amounts to be incurred during the next twelve months for tenant allowances and deferred leasing charges to be comparable or less than 2013 and that capital for those expenditures will be available from working capital, cash flow from operations, borrowings on property specific debt or unsecured corporate borrowings. The Company expects to incur between $300 million and $400 million during the next twelve months for development, redevelopment, expansion and renovations. Capital for these major expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of debt or equity financings, which are expected to include borrowings under the Company's line of credit and construction loans. The Company has also generated liquidity in the past through equity offerings, property refinancings, joint venture transactions and the sale of non-core assets. The Company recently sold certain non-core assets and may sell additional non-core assets in 2014, depending on market conditions. Furthermore, the Company has filed a shelf registration statement which registered an unspecified amount of common stock, preferred stock, depositary shares, debt securities, warrants, rights and units.
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
The Company has an equity distribution agreement ("Distribution Agreement") with a number of sales agents to issue and sell, from time to time, shares of common stock, having an aggregate offering price of up to $500 million (the “Shares”). Sales of the Shares, if any, may be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering, which includes sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange. This offering is referred to herein as the "ATM Program". During the six months ended June 30, 2014, the Company did not sell any shares of common stock under the ATM Program. During the year ended December 31, 2013, the Company sold 2,456,956 shares of common stock under the ATM Program in exchange for aggregate gross proceeds of $173.0 million and net proceeds of $171.1 million after commissions and other transaction costs. The proceeds from the sales were used to pay down the Company's line of credit. As of June 30, 2014, $149.1 million of the Shares remained available to be sold under the ATM Program. Actual future sales will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. The Company has no obligation to sell the remaining shares available for sale under the ATM Program.

The Company's total outstanding loan indebtedness at June 30, 2014 was $6.2 billion (consisting of $4.8 billion of consolidated debt, less $0.3 billion of noncontrolling interest, plus $1.7 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand.
The Company has a $1.5 billion revolving line of credit facility that provides for an interest rate of LIBOR plus a spread of 1.38% to 2.0%, depending on the Company's overall leverage levels, and matures on August 6, 2018. Based on the Company's leverage level as of June 30, 2014, the borrowing rate on the facility was LIBOR plus 1.38%. In addition, the line of credit can be expanded, depending on certain conditions, up to a total facility of $2.0 billion. All obligations under the facility are unconditionally guaranteed only by the Company. At June 30, 2014, total borrowings under the line of credit were $250.0 million with an average effective interest rate of 2.17%.
The Company has a $125.0 million unsecured term loan under the Company's line of credit that bears interest at LIBOR plus a spread of 1.95% to 3.20%, depending on the Company's overall leverage levels, and matures on December 8, 2018. Based on the Company's leverage level at June 30, 2014, the borrowing rate was LIBOR plus 1.95%. As of June 30, 2014, the total interest rate was 2.25%.
Cash dividends for the six months ended June 30, 2014 were $191.2 million. A total of $190.6 million was funded by cash flows provided by operations and the remaining $0.6 million was funded through distributions received from unconsolidated joint ventures.
At June 30, 2014, the Company was in compliance with all applicable loan covenants under its agreements.
At June 30, 2014, the Company had cash and cash equivalents of $56.5 million.
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
In addition, certain joint ventures also have secured debt that could become recourse debt to the Company or its subsidiaries, in excess of the Company's pro rata share, should the joint ventures be unable to discharge the obligations of the related debt. At June 30, 2014, the balance of the debt that could be recourse to the Company was $33.5 million offset in part by an indemnity agreement from a joint venture partner for $16.8 million. The maturity of the recourse debt, net of the indemnification, is $16.8 million in 2015.
Additionally, as of June 30, 2014, the Company was contingently liable for $18.4 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
Long-term Contractual Obligations:
The following is a schedule of long-term contractual obligations as of June 30, 2014 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)	$5,465,361	$282,453	$1,125,487	$1,809,286	$2,248,135
Operating lease obligations(1)	361,795	15,367	30,779	23,835	291,814
Purchase obligations(1)	36,720	36,720	—	—	—
Other long-term liabilities	272,478	231,872	3,138	3,470	33,998
	$6,136,354	$566,412	$1,159,404	$1,836,591	$2,573,947
_______________________________________________________________________________

(1)	See Note 15—Commitments and Contingencies in the Company's Notes to Consolidated Financial Statements.

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

Funds From Operations ("FFO") (Continued)
The following reconciles net income attributable to the Company to FFO and FFO-diluted for the three and six months ended June 30, 2014 and 2013 (dollars and shares in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to the Company	$16,088	$218,997	$33,907	$237,089
Adjustments to reconcile net income attributable to the Company to FFO—basic and diluted:
Noncontrolling interests in the Operating Partnership	1,154	15,902	2,419	17,244
Loss (gain) on remeasurement, sale or write down of consolidated assets, net	9,455	(141,108)	11,065	(145,942)
Add: gain (loss) on sale of undepreciated consolidated assets	122	(10)	122	2,238
Add: noncontrolling interests share of (loss) gain on remeasurement, sale or write down of consolidated joint ventures, net	(39)	(9)	(39)	3,163
Loss (gain) on remeasurement, sale or write down of assets from unconsolidated joint ventures, net(1)	3,310	(73,035)	3,372	(73,016)
Add: gain on sale of undepreciated assets from unconsolidated joint ventures(1)	2	486	—	484
Depreciation and amortization on consolidated assets	87,801	93,984	176,457	187,143
Less: depreciation and amortization attributable to noncontrolling interests on consolidated joint ventures	(5,387)	(4,603)	(10,846)	(9,137)
Depreciation and amortization on unconsolidated joint ventures(1)	19,952	22,815	40,327	44,147
Less: depreciation on personal property	(2,633)	(3,014)	(5,400)	(6,034)
FFO—basic and diluted	$129,825	$130,405	$251,384	$257,379
Weighted average number of FFO shares outstanding for:
FFO—basic (2)	151,007	149,311	150,883	148,532
Adjustments for impact of dilutive securities in computing FFO-diluted:
Share and unit based compensation plans	142	154	98	121
FFO—diluted (3)	151,149	149,465	150,981	148,653

(1)	Unconsolidated joint ventures are presented at the Company's pro rata share.

(2)
Includes 10.1 million and 9.9 million OP Units for the three months ended June 30, 2014 and 2013, respectively, and 10.1 million and 10.1 million OP units for the six months ended June 30, 2014 and 2013, respectively.

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
The following table sets forth information as of June 30, 2014 concerning the Company's long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV") (dollars in thousands):

	For the years ended June 30,
	2015	2016	2017	2018	2019	Thereafter	Total	FV
CONSOLIDATED CENTERS (1):
Long-term debt:
Fixed rate	$181,425	$757,836	$71,354	$499,281	$379,754	$2,160,181	$4,049,831	$4,126,054
Average interest rate	4.73%	5.51%	3.68%	3.62%	3.06%	4.07%	4.21%
Floating rate	90,000	—	245,276	—	375,000	—	710,276	695,462
Average interest rate	2.71%	—%	2.07%	—%	2.19%	—%	2.43%
Total debt—Consolidated Centers	$271,425	$757,836	$316,630	$499,281	$754,754	$2,160,181	$4,760,107	$4,821,516
UNCONSOLIDATED JOINT VENTURE CENTERS (1):
Long-term debt (at Company's pro rata share):
Fixed rate	$178,653	$296,950	$65,203	$65,619	$104,335	$912,293	$1,623,053	$1,646,284
Average interest rate	5.78%	6.41%	6.20%	4.44%	4.38%	3.70%	4.60%
Floating rate	14,290	26,034	1,102	65,191	9,249	—	115,866	114,536
Average interest rate	3.05%	3.35%	2.18%	2.24%	2.04%	—%	2.57%
Total debt—Unconsolidated Joint Venture Centers	$192,943	$322,984	$66,305	$130,810	$113,584	$912,293	$1,738,919	$1,760,820

(1)
The maturity date assumes that all extension options are fully exercised and that the Company does not opt to refinance the debt prior to these dates. These extension options are at the Company's discretion, subject to certain conditions, which the Company believes will be met.

The consolidated Centers' total fixed rate debt at June 30, 2014 and December 31, 2013 was $4.0 billion and $4.1 billion, respectively. The average interest rate on fixed rate debt at June 30, 2014 and December 31, 2013 was 4.21% and 4.25%, respectively. The consolidated Centers' total floating rate debt at June 30, 2014 and December 31, 2013 was $710.3 million and $468.8 million, respectively. The average interest rate on floating rate debt at June 30, 2014 and December 31, 2013 was 2.43% and 2.59%, respectively.
The Company's pro rata share of the unconsolidated joint venture Centers' fixed rate debt at June 30, 2014 and December 31, 2013 was $1.6 billion. The average interest rate on fixed rate debt at June 30, 2014 and December 31, 2013 was 4.60%. The Company's pro rata share of the unconsolidated joint venture Centers' floating rate debt at June 30, 2014 and December 31, 2013 was $115.9 million. The average interest rate on the floating rate debt at June 30, 2014 and December 31, 2013 was 2.57% and 2.59%, respectively.
In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $8.3 million per year based on $0.8 billion of floating rate debt outstanding at June 30, 2014.
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
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of June 30, 2014, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
3.1.8
Articles of Amendment (to eliminate the supermajority vote requirement to amend the charter and to clarify a reference in Article NINTH) (incorporated by reference as an exhibit to the Company’s Current Report on Form 8-K, event date May 30, 2014).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date January 29, 2014).
10.1*
The Macerich Company 2003 Equity Incentive Plan, as amended and restated as of May 30, 2014 (incorporated by reference as an exhibit to the Company’s Current Report on Form 8-K, event date May 30, 2014).

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

THE MACERICH COMPANY
		By:	/s/ Thomas E. O'Hern
Thomas E. O'Hern
Senior Executive Vice President and Chief Financial Officer
Date:	August 1, 2014		(Principal Financial Officer)