Form 10-Q
period 2014-09-30
MACERICH CO
filed 2014-11-03
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
YES ☐       NO ☒
Number of shares outstanding as of October 31, 2014 of the registrant's common stock, par value $0.01 per share: 140,715,832 shares

THE MACERICH COMPANY
FORM 10-Q

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS:
Property, net	$7,570,636	$7,621,766
Cash and cash equivalents	58,479	69,715
Restricted cash	14,121	16,843
Tenant and other receivables, net	107,968	99,497
Deferred charges and other assets, net	492,697	533,058
Loans to unconsolidated joint ventures	3,361	2,756
Due from affiliates	31,422	30,132
Investments in unconsolidated joint ventures	927,424	701,483
Total assets	$9,206,108	$9,075,250
LIABILITIES AND EQUITY:
Mortgage notes payable:
Related parties	$265,269	$269,381
Others	4,118,969	4,145,809
Total	4,384,238	4,415,190
Bank and other notes payable	546,301	167,537
Accounts payable and accrued expenses	89,659	76,941
Other accrued liabilities	317,515	363,158
Distributions in excess of investments in unconsolidated joint ventures	253,673	252,192
Co-venture obligation	75,669	81,515
Total liabilities	5,667,055	5,356,533
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 140,920,484 and 140,733,683 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,409	1,407
Additional paid-in capital	3,930,317	3,906,148
Accumulated deficit	(740,906)	(548,806)
Total stockholders' equity	3,190,820	3,358,749
Noncontrolling interests	348,233	359,968
Total equity	3,539,053	3,718,717
Total liabilities and equity	$9,206,108	$9,075,250
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Minimum rents	$150,395	$145,259	$451,248	$422,492
Percentage rents	4,072	4,111	9,295	10,609
Tenant recoveries	90,059	87,218	264,909	247,857
Management Companies	8,352	10,742	25,248	31,193
Other	10,614	10,824	31,638	35,184
Total revenues	263,492	258,154	782,338	747,335
Expenses:
Shopping center and operating expenses	85,352	83,349	257,583	240,635
Management Companies' operating expenses	21,508	23,036	65,185	69,003
REIT general and administrative expenses	5,339	5,955	17,339	18,672
Depreciation and amortization	89,741	88,436	266,199	264,032
	201,940	200,776	606,306	592,342
Interest expense:
Related parties	3,671	3,745	11,069	11,289
Other	44,132	45,858	128,872	138,371
	47,803	49,603	139,941	149,660
Loss (gain) on extinguishment of debt, net	46	6	405	(1,938)
Total expenses	249,789	250,385	746,652	740,064
Equity in income of unconsolidated joint ventures	16,935	35,161	44,607	145,477
Co-venture expense	(2,144)	(2,053)	(6,175)	(6,232)
Income tax benefit	689	543	3,759	2,263
Gain (loss) on remeasurement, sale or write down of assets, net	9,561	8,249	(1,504)	12,279
Income from continuing operations	38,744	49,669	76,373	161,058
Discontinued operations:
(Loss) gain on the disposition of assets, net	—	(7,767)	—	134,145
(Loss) income from discontinued operations	—	(1,077)	—	2,967
Total (loss) income from discontinued operations	—	(8,844)	—	137,112
Net income	38,744	40,825	76,373	298,170
Less net income attributable to noncontrolling interests	2,830	2,702	6,552	22,958
Net income attributable to the Company	$35,914	$38,123	$69,821	$275,212
Earnings per common share attributable to Company—basic:
Income from continuing operations	$0.25	$0.33	$0.49	$1.05
Discontinued operations	—	(0.06)	—	0.92
Net income attributable to common stockholders	$0.25	$0.27	$0.49	$1.97
Earnings per common share attributable to Company—diluted:
Income from continuing operations	$0.25	$0.33	$0.49	$1.05
Discontinued operations	—	(0.06)	—	0.92
Net income attributable to common stockholders	$0.25	$0.27	$0.49	$1.97
Weighted average number of common shares outstanding:
Basic	140,916,000	140,712,000	140,859,000	139,219,000
Diluted	141,060,000	140,773,000	140,975,000	139,320,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENT OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Stockholders' Equity
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2014	140,733,683	$1,407	$3,906,148	$(548,806)	$3,358,749	$359,968	$3,718,717
Net income	—	—	—	69,821	69,821	6,552	76,373
Amortization of share and unit-based compensation plans	101,511	1	30,102	—	30,103	—	30,103
Employee stock purchases	13,957	—	645	—	645	—	645
Distributions paid ($1.86) per share	—	—	—	(261,921)	(261,921)	—	(261,921)
Distributions to noncontrolling interests	—	—	—	—	—	(24,285)	(24,285)
Other	—	—	(343)	—	(343)	—	(343)
Conversion of noncontrolling interests to common shares	71,333	1	983	—	984	(984)	—
Redemption of noncontrolling interests	—	—	(157)	—	(157)	(79)	(236)
Adjustment of noncontrolling interest in Operating Partnership	—	—	(7,061)	—	(7,061)	7,061	—
Balance at September 30, 2014	140,920,484	$1,409	$3,930,317	$(740,906)	$3,190,820	$348,233	$3,539,053
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$76,373	$298,170
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on extinguishment of debt	405	(1,938)
Loss (gain) on remeasurement, sale or write down of assets, net	1,504	(12,279)
Gain on the disposition of assets, net from discontinued operations	—	(134,145)
Depreciation and amortization	273,765	285,933
Amortization of net premium on mortgage notes payable	(4,056)	(5,502)
Amortization of share and unit-based plans	25,217	13,913
Straight-line rent adjustment	(4,440)	(6,201)
Amortization of above and below-market leases	(5,730)	(4,745)
Provision for doubtful accounts	3,452	3,231
Income tax benefit	(3,759)	(2,263)
Equity in income of unconsolidated joint ventures	(44,607)	(145,477)
Distributions of income from unconsolidated joint ventures	886	8,538
Co-venture expense	6,175	6,232
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables	(1,416)	4,314
Other assets	(7,011)	7,088
Due from affiliates	(1,290)	(1,901)
Accounts payable and accrued expenses	780	10,355
Other accrued liabilities	(19,342)	5,533
Net cash provided by operating activities	296,906	328,856
Cash flows from investing activities:
Acquisitions of property	(15,233)	(492,577)
Development, redevelopment, expansion and renovation of properties	(129,750)	(158,682)
Property improvements	(32,375)	(21,752)
Issuance of notes receivable	—	(13,330)
Collections on notes receivable	3,169	8,347
Proceeds from maturities of marketable securities	—	23,769
Deferred leasing costs	(19,402)	(21,774)
Distributions from unconsolidated joint ventures	55,688	596,669
Contributions to unconsolidated joint ventures	(257,963)	(66,772)
Collection of/loans to unconsolidated joint ventures, net	(605)	609
Proceeds from sale of assets	51,350	327,059
Restricted cash	2,722	52,892
Net cash (used in) provided by investing activities	(342,399)	234,458

THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands) (Unaudited)
	For the Nine Months Ended September 30,
	2014	2013
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	580,967	2,239,853
Payments on mortgages, bank and other notes payable	(229,099)	(2,694,945)
Deferred financing costs	(1,126)	(11,053)
Net proceeds from stock offerings	—	171,121
Proceeds from share and unit-based plans	645	558
Redemption of noncontrolling interests	(236)	(1,022)
Contribution from noncontrolling interests	—	4,127
Contingent consideration paid	(18,667)	—
Dividends and distributions	(286,206)	(261,142)
Distributions to co-venture partner	(12,021)	(14,496)
Net cash provided by (used in) financing activities	34,257	(566,999)
Net decrease in cash and cash equivalents	(11,236)	(3,685)
Cash and cash equivalents, beginning of period	69,715	65,793
Cash and cash equivalents, end of period	$58,479	$62,108
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$136,233	$156,446
Non-cash investing and financing transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$50,817	$23,666
Acquisition of properties by assumption of mortgage note payable and other accrued liabilities	$—	$109,858
Assumption of mortgage note payable and other liabilities from unconsolidated joint ventures	$—	$54,271
Mortgage notes payable settled by deed-in-lieu of foreclosure	$—	$84,000
Acquisition of property in exchange for investment in unconsolidated joint venture	$15,767	$—
Notes receivable issued in connection with sale of property	$9,603	$—
Application of deposit to acquire property	$—	$30,000
Conversion of noncontrolling interests to common shares	$984	$12,984
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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of September 30, 2014, the Company was the sole general partner of, and held a 93% ownership interest in, The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
The property management, leasing and redevelopment of the Company's portfolio is provided by the Company's management companies, Macerich Property Management Company, LLC, a single member Delaware limited liability company, Macerich Management Company, a California corporation, Macerich Arizona Partners LLC, a single member Arizona limited liability company, Macerich Arizona Management LLC, a single member Delaware limited liability company, Macerich Partners of Colorado LLC, a single member Colorado limited liability company, MACW Mall Management, Inc., a New York corporation, and MACW Property Management, LLC, a single member New York limited liability company. All seven of the management companies are collectively referred to herein as the "Management Companies."
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
The unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for the interim periods have been made. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying consolidated balance sheet as of December 31, 2013 has been derived from the audited financial statements but does not include all disclosures required by GAAP.

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
The following table reconciles the numerator and denominator used in the computation of earnings per share for the three and nine months ended September 30, 2014 and 2013 (shares in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator
Income from continuing operations	$38,744	$49,669	$76,373	$161,058
(Loss) income from discontinued operations	—	(8,844)	—	137,112
Net income attributable to noncontrolling interests	(2,830)	(2,702)	(6,552)	(22,958)
Net income attributable to the Company	35,914	38,123	69,821	275,212
Allocation of earnings to participating securities	(122)	(80)	(373)	(257)
Numerator for basic and diluted earnings per share—net income attributable to common stockholders	$35,792	$38,043	$69,448	$274,955
Denominator
Denominator for basic earnings per share—weighted average number of common shares outstanding	140,916	140,712	140,859	139,219
Effect of dilutive securities:(1)
Share and unit-based compensation plans	144	61	116	101
Denominator for diluted earnings per share—weighted average number of common shares outstanding	141,060	140,773	140,975	139,320
Earnings per common share—basic:
Income from continuing operations	$0.25	$0.33	$0.49	$1.05
Discontinued operations	—	(0.06)	—	0.92
Net income attributable to common stockholders	$0.25	$0.27	$0.49	$1.97
Earnings per common share—diluted:
Income from continuing operations	$0.25	$0.33	$0.49	$1.05
Discontinued operations	—	(0.06)	—	0.92
Net income attributable to common stockholders	$0.25	$0.27	$0.49	$1.97

(1)	Diluted EPS excludes 184,304 convertible preferred units for the three and nine months ended September 30, 2014 and 2013 as their impact was antidilutive.
Diluted EPS excludes 10,110,716 and 9,621,313 Operating Partnership units ("OP Units") for the three months ended September 30, 2014 and 2013, respectively, and 10,072,321 and 9,920,197 OP Units for the nine months ended September 30, 2014 and 2013, respectively, as their impact was antidilutive.

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
On July 30, 2014, the Company formed a joint venture with Pennsylvania Real Estate Investment Trust to redevelop The Gallery, a 1,405,000 square foot regional shopping center in Philadelphia, Pennsylvania. The Company invested $106,800 for a 50% interest in the joint venture, which was funded by borrowings under its line of credit.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

On August 28, 2014, the Company sold its 30% ownership interest in Wilshire Boulevard, a 40,000 square foot freestanding store in Santa Monica, California, for a total sales price of $17,100, resulting in a gain on the sale of assets of $9,033, which was included in gain (loss) on remeasurement, sale or write down of assets, net. The sales price was funded by a cash payment of $15,386 and the assumption of the Company's share of the mortgage note payable on the property of $1,714. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.

Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	September 30, 2014	December 31, 2013
Assets(1):
Properties, net	$3,798,082	$3,435,737
Other assets	305,649	295,719
Total assets	$4,103,731	$3,731,456
Liabilities and partners' capital(1):
Mortgage notes payable(2)	$3,420,951	$3,518,215
Other liabilities	242,861	202,444
Company's capital (deficit)	200,943	(25,367)
Outside partners' capital	238,976	36,164
Total liabilities and partners' capital	$4,103,731	$3,731,456
Investments in unconsolidated joint ventures:
Company's capital (deficit)	$200,943	$(25,367)
Basis adjustment(3)	472,808	474,658
	$673,751	$449,291

Assets—Investments in unconsolidated joint ventures	$927,424	$701,483
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(253,673)	(252,192)
	$673,751	$449,291

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

(1)	These amounts include the assets and liabilities of the following joint ventures as of September 30, 2014 and December 31, 2013:

	Pacific Premier Retail LP	Tysons Corner LLC
As of September 30, 2014:
Total Assets	$736,872	$340,973
Total Liabilities	$813,400	$873,896
As of December 31, 2013:
Total Assets	$775,012	$356,871
Total Liabilities	$812,725	$887,413

(2)
Certain mortgage notes payable could become recourse debt to the Company should the joint venture be unable to discharge the obligations of the related debt. As of September 30, 2014 and December 31, 2013, a total of $33,540 could become recourse debt to the Company. As of September 30, 2014 and December 31, 2013, the Company had an indemnity agreement from a joint venture partner for $16,770 of the guaranteed amount.

Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $703,589 and $712,455 as of September 30, 2014 and December 31, 2013, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates—Broadway Plaza. Interest expense on these borrowings was $9,645 and $7,920 for the three months ended September 30, 2014 and 2013, respectively, and $28,992 and $21,717 for the nine months ended September 30, 2014 and 2013, respectively.

(3)
The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $948 and $3,860 for the three months ended September 30, 2014 and 2013, respectively, and $3,227 and $9,753 for the nine months ended September 30, 2014 and 2013, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	Pacific Premier Retail LP	Tysons Corner LLC	Other Joint Ventures	Total
Three Months Ended September 30, 2014
Revenues:
Minimum rents	$25,095	$15,542	$61,522	$102,159
Percentage rents	653	115	3,683	4,451
Tenant recoveries	11,495	11,757	26,235	49,487
Other	962	678	9,523	11,163
Total revenues	38,205	28,092	100,963	167,260
Expenses:
Shopping center and operating expenses	9,959	9,694	37,384	57,037
Interest expense	9,643	8,107	17,651	35,401
Depreciation and amortization	8,199	5,162	24,006	37,367
Total operating expenses	27,801	22,963	79,041	129,805
Loss on remeasurement, sale or write down of assets, net	(732)	—	(6)	(738)
Net income	$9,672	$5,129	$21,916	$36,717
Company's equity in net income	$4,379	$988	$11,568	$16,935
Three Months Ended September 30, 2013
Revenues:
Minimum rents	$27,426	$15,344	$59,940	$102,710
Percentage rents	572	(12)	2,938	3,498
Tenant recoveries	12,115	11,304	28,361	51,780
Other	1,086	510	8,143	9,739
Total revenues	41,199	27,146	99,382	167,727
Expenses:
Shopping center and operating expenses	12,231	9,818	35,926	57,975
Interest expense	10,251	3,801	21,062	35,114
Depreciation and amortization	9,067	4,568	22,688	36,323
Total operating expenses	31,549	18,187	79,676	129,412
Gain (loss) on remeasurement, sale or write down of assets, net	38,432	—	(328)	38,104
Gain on extinguishment of debt	—	14	—	14
Net income	$48,082	$8,973	$19,378	$76,433
Company's equity in net income	$21,567	$2,919	$10,675	$35,161

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

	Pacific Premier Retail LP	Tysons Corner LLC	Other Joint Ventures	Total
Nine Months Ended September 30, 2014
Revenues:
Minimum rents	$76,829	$47,516	$173,710	$298,055
Percentage rents	1,862	719	7,915	10,496
Tenant recoveries	34,614	35,140	75,606	145,360
Other	3,652	2,294	25,821	31,767
Total revenues	116,957	85,669	283,052	485,678
Expenses:
Shopping center and operating expenses	31,772	29,374	101,522	162,668
Interest expense	29,572	23,590	56,717	109,879
Depreciation and amortization	25,747	14,520	66,768	107,035
Total operating expenses	87,091	67,484	225,007	379,582
Loss on remeasurement, sale or write down of assets, net	(7,044)	—	(66)	(7,110)
Net income	$22,822	$18,185	$57,979	$98,986
Company's equity in net income	$9,865	$4,357	$30,385	$44,607
Nine Months Ended September 30, 2013
Revenues:
Minimum rents	$91,779	$46,526	$180,870	$319,175
Percentage rents	2,155	734	7,176	10,065
Tenant recoveries	40,555	34,025	82,261	156,841
Other	3,980	2,080	26,923	32,983
Total revenues	138,469	83,365	297,230	519,064
Expenses:
Shopping center and operating expenses	40,948	26,819	106,887	174,654
Interest expense	33,118	7,825	66,108	107,051
Depreciation and amortization	30,697	13,499	67,808	112,004
Total operating expenses	104,763	48,143	240,803	393,709
Gain on remeasurement, sale or write down of assets, net	182,781	—	373	183,154
Gain on extinguishment of debt	—	14	—	14
Net income	$216,487	$35,236	$56,800	$308,523
Company's equity in net income	$105,684	$12,957	$26,836	$145,477
Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

5.	Property:
Property consists of the following:

	September 30, 2014	December 31, 2013
Land	$1,713,298	$1,707,005
Buildings and improvements	6,508,764	6,555,212
Tenant improvements	545,336	537,754
Equipment and furnishings	144,950	152,198
Construction in progress	346,914	229,169
	9,259,262	9,181,338
Less accumulated depreciation	(1,688,626)	(1,559,572)
	$7,570,636	$7,621,766
Depreciation expense was $68,663 and $68,589 for the three months ended September 30, 2014 and 2013, respectively, and $205,158 and $200,222 for the nine months ended September 30, 2014 and 2013, respectively.
The gain (loss) on remeasurement, sale or write down of assets, net, was $9,561 and $8,249 for the three months ended September 30, 2014 and 2013, respectively, and $(1,504) and $12,279 for the nine months ended September 30, 2014 and 2013, respectively.
The gain (loss) on remeasurement, sale or write down of assets, net, for the three and nine months ended September 30, 2013 includes the remeaurement gain of $36,341 on the Camelback Colonnade Restructuring (See Note 13—Acquisitions).
The gain (loss) on remeasurement, sale or write down of assets, net, for the three and nine months ended September 30, 2014 includes the $9,033 gain on the sale of the Company's 30% ownership interest in Wilshire Boulevard, a 40,000 square foot freestanding store in Santa Monica, California (See Note 4—Investments in Unconsolidated Joint Ventures). In addition, the gain (loss) on remeasurement, sale or write down of assets, net, for the nine months ended September 30, 2014 includes the loss of $1,602 on the sales of Rotterdam Square, a 585,000 square foot regional shopping center in Schenectady, New York; Somersville Towne Center, a 348,000 square foot regional shopping center in Antioch, California; and Lake Square Mall, a 559,000 square foot regional shopping center in Leesburg, Florida.
The gain (loss) on remeasurement, sale or write down of assets, net, includes the impairment losses of $238 and $27,972 for the three months ended September 30, 2014 and 2013, respectively, and $8,754 and $27,972 for the nine months ended September 30, 2014 and 2013, respectively. The impairment losses were due to the reduction of the estimated holding periods of former Mervyn's stores and Great Northern Mall.
The remaining gain (loss) on remeasurement, sale or write down of assets, net, of $766 and $(120) for the three months ended September 30, 2014 and 2013, respectively, and $(181) and $3,910 for the nine months ended September 30, 2014 and 2013, respectively, are primarily due to the sale of other assets and the write-off of development costs.

6.	Tenant and Other Receivables, net:
Included in tenant and other receivables, net, is an allowance for doubtful accounts of $4,224 and $2,878 at September 30, 2014 and December 31, 2013, respectively. Also included in tenant and other receivables, net, are accrued percentage rents of $3,130 and $9,824 at September 30, 2014 and December 31, 2013, respectively, and a deferred rent receivable due to straight-line rent adjustments of $56,943 and $53,380 at September 30, 2014 and December 31, 2013, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
6. Tenant and Other Receivables, net: (Continued)

On March 17, 2014, in connection with the sale of Lake Square Mall (See Note 5—Property), the Company issued a note receivable for $6,500 that bears interest at an effective rate of 6.5% and matures on March 17, 2018 ("LSM Note A") and a note receivable for $3,103 that bore interest at 5.0% and was to mature on December 31, 2014 ("LSM Note B"). On September 2, 2014, the balance of LSM Note B was paid in full. The balance of LSM Note A at September 30, 2014 was $6,461 and is collateralized by a trust deed on Lake Square Mall.

7.	Deferred Charges and Other Assets, net:
Deferred charges and other assets, net, consist of the following:

	September 30, 2014	December 31, 2013
Leasing	$227,151	$223,038
Financing	50,896	51,695
Intangible assets:
In-place lease values	185,832	205,651
Leasing commissions and legal costs	46,982	50,594
Above-market leases	111,941	118,770
Deferred tax assets	35,115	31,356
Deferred compensation plan assets	33,784	30,932
Other assets	69,598	65,793
	761,299	777,829
Less accumulated amortization(1)	(268,602)	(244,771)
	$492,697	$533,058

(1)
Accumulated amortization includes $95,529 and $89,141 relating to in-place lease values, leasing commissions and legal costs at September 30, 2014 and December 31, 2013, respectively. Amortization expense of in-place lease values, leasing commissions and legal costs was $11,850 and $12,173 for the three months ended September 30, 2014 and 2013, respectively, and $35,948 and $40,263 for the nine months ended September 30, 2014 and 2013, respectively.

The allocated values of above-market leases and below-market leases consist of the following:

	September 30, 2014	December 31, 2013
Above-Market Leases
Original allocated value	$111,941	$118,770
Less accumulated amortization	(53,781)	(46,912)
	$58,160	$71,858
Below-Market Leases(1)
Original allocated value	$182,593	$187,537
Less accumulated amortization	(88,838)	(79,271)
	$93,755	$108,266

(1)	Below-market leases are included in other accrued liabilities.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

8.	Mortgage Notes Payable:
Mortgage notes payable at September 30, 2014 and December 31, 2013 consist of the following:

	Carrying Amount of Mortgage Notes(1)
	September 30, 2014		December 31, 2013
Property Pledged as Collateral	Related Party	Other	Related Party	Other	Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Arrowhead Towne Center	$—	$230,552	$—	$236,028	2.76%	$1,131	2018
Camelback Colonnade	—	48,233	—	49,120	2.16%	178	2015
Chandler Fashion Center(5)	—	200,000	—	200,000	3.77%	625	2019
Danbury Fair Mall	114,994	114,993	117,120	117,120	5.53%	1,538	2020
Deptford Mall	—	198,785	—	201,622	3.76%	947	2023
Deptford Mall	—	14,354	—	14,551	6.46%	101	2016
Eastland Mall	—	168,000	—	168,000	5.79%	811	2016
Fashion Outlets of Chicago(6)	—	117,350	—	91,383	2.95%	259	2017
Fashion Outlets of Niagara Falls USA	—	122,053	—	124,030	4.89%	727	2020
Flagstaff Mall	—	37,000	—	37,000	5.03%	151	2015
FlatIron Crossing	—	263,144	—	268,000	3.90%	1,393	2021
Freehold Raceway Mall(5)	—	230,255	—	232,900	4.20%	1,132	2018
Fresno Fashion Fair	78,427	78,427	79,391	79,390	6.76%	1,104	2015
Great Northern Mall(7)	—	34,747	—	35,484	6.54%	234	2015
Green Acres Mall	—	315,126	—	319,850	3.61%	1,447	2021
Kings Plaza Shopping Center	—	483,251	—	490,548	3.67%	2,229	2019
Northgate Mall(8)	—	64,000	—	64,000	3.03%	128	2017
Oaks, The	—	211,224	—	214,239	4.14%	1,064	2022
Pacific View	—	133,869	—	135,835	4.08%	668	2022
Santa Monica Place	—	231,638	—	235,445	2.99%	1,004	2018
SanTan Village Regional Center	—	134,523	—	136,629	3.14%	589	2019
South Plains Mall(9)	—	71,725	—	99,833	4.78%	383	2015
Superstition Springs Center	—	68,158	—	68,395	1.98%	138	2016
Towne Mall	—	22,707	—	22,996	4.48%	117	2022
Tucson La Encantada	71,848	—	72,870	—	4.23%	368	2022
Valley Mall	—	41,571	—	42,155	5.85%	280	2016
Valley River Center	—	120,000	—	120,000	5.59%	558	2016
Victor Valley, Mall of(10)	—	115,000	—	90,000	4.00%	380	2024
Vintage Faire Mall	—	98,006	—	99,083	5.81%	586	2015
Westside Pavilion	—	150,278	—	152,173	4.49%	783	2022
	$265,269	$4,118,969	$269,381	$4,145,809

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

Debt premiums (discounts) consist of the following:

Property Pledged as Collateral	September 30, 2014	December 31, 2013
Arrowhead Towne Center	$12,337	$14,642
Camelback Colonnade	1,233	2,120
Deptford Mall	(10)	(14)
Fashion Outlets of Niagara Falls USA	5,646	6,342
Superstition Springs Center	658	895
Valley Mall	(154)	(219)
	$19,710	$23,766

(2)	The interest rate disclosed represents the effective interest rate, including the debt premiums (discounts) and deferred finance costs.

(3)	The monthly debt service represents the payment of principal and interest.

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

(6)
The construction loan on the property allows for borrowings of up to $140,000, bears interest at LIBOR plus 2.50% and matures on March 5, 2017, including extension options. At September 30, 2014 and December 31, 2013, the total interest rate was 2.95% and 2.96%, respectively.

(7)	On March 24, 2014, the loan was extended to January 1, 2015.

(8)	The loan bears interest at LIBOR plus 2.25% and matures on March 1, 2017. At September 30, 2014 and December 31, 2013, the total interest rate was 3.03% and 3.04%, respectively.

(9)	On February 7, 2014, the Company paid off in full one of the two loans on the property, which resulted in a loss of $359 on the early extinguishment of debt.

(10)
On August 28, 2014, the Company replaced the existing loan on the property with a new loan that bears interest at an effective interest rate of 4.00% and matures on September 1, 2024. The replacement of the existing loan resulted in a loss of $46 on the early extinguishment of debt.

Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.
Most of the Company's mortgage notes payable are secured by the properties on which they are placed and are non-recourse to the Company. As of September 30, 2014 and December 31, 2013, a total of $72,175 and $77,192, respectively, of the mortgage notes payable could become recourse to the Company.
The Company expects that all loan maturities, except Great Northern Mall, will be refinanced, restructured, extended and/or paid-off during the next twelve months from the Company's line of credit or with cash on hand.
Total interest expense capitalized was $3,930 and $2,887 for the three months ended September 30, 2014 and 2013, respectively, and $9,513 and $8,227 during the nine months ended September 30, 2014 and 2013, respectively.
Related party mortgage notes payable are amounts due to affiliates of NML. See Note 16—Related Party Transactions for interest expense associated with loans from NML.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
8. Mortgage Notes Payable: (Continued)

The estimated fair value (Level 2 measurement) of mortgage notes payable at September 30, 2014 and December 31, 2013 was $4,452,658 and $4,500,177, respectively, based on current interest rates for comparable loans. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

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
On August 6, 2013, the Company's line of credit was amended and extended. The amended facility provides for an interest rate of LIBOR plus a spread of 1.38% to 2.0%, depending on the Company's overall leverage level, and matures on August 6, 2018. Based on the Company's leverage level as of September 30, 2014, the borrowing rate on the facility was LIBOR plus 1.38%. In addition, the line of credit can be expanded, depending on certain conditions, up to a total facility of $2,000,000 (without giving effect to the $125,000 unsecured term loan described below).
As of September 30, 2014 and December 31, 2013, borrowings under the line of credit were $410,000 and $30,000, respectively, at an average interest rate of 1.81% and 1.85%, respectively. The estimated fair value (Level 2 measurement) of the line of credit at September 30, 2014 and December 31, 2013 was $387,244 and $28,214, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
Term Loan:
On December 8, 2011, the Company obtained a $125,000 unsecured term loan under the line of credit that bears interest at LIBOR plus a spread of 1.95% to 3.20%, depending on the Company's overall leverage level, and matures on December 8, 2018. Based on the Company's current leverage level as of September 30, 2014, the borrowing rate was LIBOR plus 1.95%. As of September 30, 2014 and December 31, 2013, the total interest rate was 2.25% and 2.51%, respectively. The estimated fair value (Level 2 measurement) of the term loan at September 30, 2014 and December 31, 2013 was $119,636 and $120,802, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
Prasada Note:
On March 29, 2013, the Company issued a $13,330 note payable that bears interest at 5.25% and matures on March 29, 2016. The note payable is collateralized by a portion of a development reimbursement agreement with the City of Surprise, Arizona. At September 30, 2014 and December 31, 2013, the note had a balance of $11,301 and $12,537, respectively. The estimated fair value (Level 2 measurement) of the note at September 30, 2014 and December 31, 2013 was $11,699 and $13,114, respectively, based on current interest rates for comparable notes. The method for computing fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the collateral for the underlying debt.
As of September 30, 2014 and December 31, 2013, the Company was in compliance with all applicable financial loan covenants.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

10.	Co-Venture Arrangement:
On September 30, 2009, the Company formed a joint venture, whereby a third party acquired a 49.9% interest in Freehold Raceway Mall and Chandler Fashion Center.
As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the venture formation, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The transaction has been accounted for as a profit-sharing arrangement, and accordingly the assets, liabilities and operations of the properties remain on the books of the Company and a co-venture obligation was established for the amount of $168,154, representing the net cash proceeds received from the third party. The co-venture obligation is increased for the allocation of income to the co-venture partner and decreased for distributions to the co-venture partner. The co-venture obligation was $75,669 and $81,515 at September 30, 2014 and December 31, 2013, respectively.
11. Noncontrolling Interests:
The Company allocates net income of the Operating Partnership based on the weighted average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 93% ownership interest in the Operating Partnership as of September 30, 2014 and December 31, 2013. The remaining 7% limited partnership interest as of September 30, 2014 and December 31, 2013 was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the 10 trading days ending on the respective balance sheet date. Accordingly, as of September 30, 2014 and December 31, 2013, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $647,988 and $587,917, respectively.
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
On August 17, 2012, the Company entered into an equity distribution agreement ("2012 Distribution Agreement") with a number of sales agents (the "2012 ATM Program") to issue and sell, from time to time, shares of common stock, par value $0.01 per share, having an aggregate offering price of up to $500,000 (the “2012 ATM Shares”). Sales of the 2012 ATM Shares, could have been made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering, which includes sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange. The Company agreed to pay each sales agent a commission that was not to exceed, but could have been lower than, 2% of the gross proceeds of the 2012 ATM Shares sold through such sales agent under the 2012 Distribution Agreement.
During the year ended December 31, 2012, the Company sold 2,961,903 shares of common stock under the 2012 ATM Program in exchange for aggregate gross proceeds of $177,896 and net proceeds of $175,649 after commissions and other transaction costs. During the year ended December 31, 2013, the Company sold 2,456,956 shares of common stock under the 2012 ATM Program in exchange for aggregate gross proceeds of $173,011 and net proceeds of $171,102 after commissions and other transaction costs. The proceeds from the sales were used to pay down the Company's line of credit.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
12. Stockholders' Equity: (Continued)

On August 20, 2014, the Company terminated and replaced the 2012 ATM Program with a new ATM Program (the "2014 ATM Program") to sell, from time to time, shares of common stock, par value $0.01 per share, having an aggregate offering price of up to $500,000 (the "Shares"). The terms of the 2014 ATM Program are substantially the same as the 2012 ATM Program.
The Company did not sell any shares under the ATM Programs during the nine months ended September 30, 2014.
As of September 30, 2014, $500,000 of the Shares were available to be sold under the 2014 ATM Program. The unsold 2012 ATM Shares are no longer available for issuance. Actual future sales of the Shares under the 2014 ATM Program will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. The Company has no obligation to sell the Shares under the 2014 ATM Program.

13.	Acquisitions:
Fashion Outlets of Niagara Falls USA:
On July 22, 2011, the Company acquired the Fashion Outlets of Niagara Falls USA, a 517,000 square foot outlet center in Niagara Falls, New York. The purchase and sale agreement included contingent consideration payable to AWE/Talisman, the former owner of the property and a related party (See Note 16—Related Party Transactions), based on the performance of the Fashion Outlets of Niagara Falls USA from the acquisition date through July 21, 2014 that increased the purchase price above the initial $200,000. During the nine months ended September 30, 2014, the Company paid $18,667 in full settlement of the contingent consideration liability.
Green Acres Mall:
On January 24, 2013, the Company acquired Green Acres Mall, a 1,791,000 square foot regional shopping center in Valley Stream, New York, for a purchase price of $500,000. A purchase deposit of $30,000 was funded during the year ended December 31, 2012, and the remaining $470,000 was funded upon closing of the acquisition. The cash payment made at the time of closing was provided by the placement of a mortgage note payable on the property that allowed for borrowings of up to $325,000 and from borrowings under the Company's line of credit. Concurrent with the acquisition, the Company borrowed $100,000 on the loan. On January 31, 2013, the Company exercised its option to borrow the remaining $225,000 on the loan. The acquisition was completed to acquire another prominent shopping center in the New York metropolitan area.
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
Superstition Springs Center:
On October 24, 2013, the Company acquired the remaining 33.3% ownership interest in Superstition Springs Center that it did not own for $46,162. The purchase price was funded by a cash payment of $23,662 and the assumption of the third party's pro rata share of the mortgage note payable on the property of $22,500. Prior to the acquisition, the Company had accounted for its investment under the equity method of accounting (See Note 4—Investments in Unconsolidated Joint Ventures). As a result of this transaction, the Company obtained 100% ownership of Superstition Springs Center. The acquisition was completed in order to gain 100% ownership and control over this asset.

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
Cascade Mall:
On June 4, 2014, the Company acquired the remaining 49.0% ownership interest in Cascade Mall that it did not own for $15,233. Prior to the acquisition, the Company had accounted for its investment under the equity method of accounting (See Note 4—Investments in Unconsolidated Joint Ventures). As a result of this transaction, the Company obtained 100% ownership of Cascade Mall. The acquisition was completed in order to obtain 100% ownership and control over this asset.

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
Since the date of acquisition, the Company has included Cascade Mall in its consolidated financial statements. The property has generated incremental revenue of $2,337 and incremental earnings of $667 during the nine months ended September 30, 2014.
Pro Forma Results of Operations:
The following unaudited pro forma financial information for the three and nine months ended September 30, 2014 and 2013 assumes all of the above transactions took place on January 1, 2013:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Pro forma revenue (1)	$263,492	$267,091	$785,038	$773,343
Pro forma income from continuing operations (1)	$38,744	$13,492	$73,847	$122,976

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
The Company has classified the results of operations and the gain or loss on all of the above dispositions as discontinued operations for the three and nine months ended September 30, 2013.
Revenues from discontinued operations were $10,926 and $47,427 for the three and nine months ended September 30, 2013, respectively. Total (loss) income from discontinued operations was $(8,844) and $137,112 for the three and nine months ended September 30, 2013, respectively.

15.	Commitments and Contingencies:
The Company has certain properties that are subject to non-cancelable operating ground leases. The leases expire at various times through 2098, subject in some cases to options to extend the terms of the leases. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. Ground rent expense was $2,667 and $2,580 for the three months ended September 30, 2014 and 2013, respectively, and $8,044 and $7,881 for the nine months ended September 30, 2014 and 2013, respectively. No contingent rent was incurred during the three and nine months ended September 30, 2014 or 2013.
As of September 30, 2014 and December 31, 2013, the Company was contingently liable for $18,388 and $18,862, respectively, in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreements. At September 30, 2014, the Company had $39,522 in outstanding obligations which it believes will be settled in the next twelve months.

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
The following are fees charged to unconsolidated joint ventures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Management Fees	$4,613	$5,286	$14,328	$16,286
Development and Leasing Fees	3,046	3,810	8,424	8,284
	$7,659	$9,096	$22,752	$24,570
Certain mortgage notes on the properties are held by NML (See Note 8—Mortgage Notes Payable). Interest expense in connection with these notes was $3,671 and $3,745 for the three months ended September 30, 2014 and 2013, respectively, and $11,069 and $11,289 for the nine months ended September 30, 2014 and 2013, respectively. Included in accounts payable and accrued expenses is interest payable on these notes of $1,322 and $1,240 at September 30, 2014 and December 31, 2013, respectively.
As of September 30, 2014 and December 31, 2013, the Company had loans to unconsolidated joint ventures of $3,361 and $2,756, respectively. Interest income associated with these notes was $53 and $58 for the three months ended September 30, 2014 and 2013, respectively, and $162 and $178 for the nine months ended September 30, 2014 and 2013, respectively. These loans represent initial funds advanced to development stage projects prior to construction loan funding. Accordingly, loan payables in the same amount have been accrued as an obligation by the various joint ventures.
Due from affiliates includes $5,897 and $3,822 of unreimbursed costs and fees due from unconsolidated joint ventures under management agreements at September 30, 2014 and December 31, 2013, respectively.
Due from affiliates at September 30, 2014 and December 31, 2013 also includes two notes receivable from principals of AWE/Talisman that bear interest at 5.0% and mature based on the refinancing or sale of Fashion Outlets of Chicago, or certain other specified events. The notes are collateralized by the principals' interests in Fashion Outlets of Chicago. AWE/Talisman is considered a related party because it has an ownership interest in Fashion Outlets of Chicago. The combined balance on these notes was $14,071 and $13,603 at September 30, 2014 and December 31, 2013, respectively. The combined interest income earned on these notes was $156 and $157 for the three months ended September 30, 2014 and 2013, respectively, and $467 for the nine months ended September 30, 2014 and 2013.
In addition, due from affiliates at September 30, 2014 and December 31, 2013 includes a note receivable of $11,454 and $12,707, respectively, from RED/303 LLC ("RED") that bears interest at 5.25% and matures on March 29, 2016. Interest income earned on this note was $154 and $176 for the three months ended September 30, 2014 and 2013, respectively, and $468 and $356 for the nine months ended September 30, 2014 and 2013, respectively. RED is considered a related party because it is a partner in a joint venture development project. The note is collateralized by RED's membership interest in a development agreement.

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
On March 7, 2014, the Company granted 246,471 fully-vested LTIP Units to the seven executive officers at a weighted average grant date price of $60.25 as their 2013 performance bonus.
The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
LTIP Units	$3,465	$4,743	$25,133	$12,393
Stock awards	84	121	281	353
Stock units	1,134	674	3,775	3,165
Stock options	4	4	12	12
Phantom stock units	296	248	902	735
	$4,983	$5,790	$30,103	$16,658
The Company capitalized share and unit-based compensation costs of $525 and $657 for the three months ended September 30, 2014 and 2013, respectively, and $4,886 and $2,745 for the nine months ended September 30, 2014 and 2013, respectively. Unrecognized compensation costs of share and unit-based plans at September 30, 2014 consisted of $6,216 from LTIP Units, $332 from stock awards, $2,870 from stock units, $47 from stock options and $697 from phantom stock units.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
17. Share and Unit-Based Plans: (Continued)

The following table summarizes the activity of the non-vested LTIP Units, stock awards, phantom stock units and stock units:

	LTIP Units		Stock Awards		Phantom Stock Units		Stock Units
	Units	Value(1)	Shares	Value(1)	Units	Value(1)	Units	Value(1)
Balance at January 1, 2014	—	$—	19,001	$56.77	17,575	$58.66	137,318	$57.24
Granted	589,443	53.18	—	—	8,916	62.53	70,505	60.24
Vested	(246,471)	60.25	(9,812)	54.45	(14,548)	61.27	(68,151)	55.10
Forfeited	—	—	—	—	—	—	—	—
Balance at September 30, 2014	342,972	$48.11	9,189	$59.25	11,943	$58.36	139,672	$59.80

(1)	Value represents the weighted average grant date fair value.
The following table summarizes the activity of the stock appreciations rights ("SARs") and stock options outstanding:

	SARs		Stock Options
	Shares	Value(1)	Shares	Value(1)
Balance at January 1, 2014	1,070,991	$56.66	10,068	$59.57
Granted	—	—	—	—
Exercised	(54,082)	56.63	—	—
Forfeited	—	—	—	—
Balance at September 30, 2014	1,016,909	$56.66	10,068	$59.57

(1)	Value represents the weighted average exercise price.

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
The income tax benefit (provision) of the TRSs are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Current	$—	$(79)	$—	$(235)
Deferred	689	622	3,759	2,498
Income tax benefit	$689	$543	$3,759	$2,263
The net operating loss carryforwards are currently scheduled to expire through 2033, beginning in 2024. Net deferred tax assets of $35,115 and $31,356 were included in deferred charges and other assets, net, at September 30, 2014 and December 31, 2013, respectively.
The tax years 2010 through 2014 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next twelve months.

19.	Subsequent Events:
On October 23, 2014, the Company announced a dividend/distribution of $0.65 per share for common stockholders and OP Unit holders of record on November 12, 2014. All dividends/distributions will be paid 100% in cash on December 5, 2014.
On October 31, 2014, the Company sold South Towne Center, a 1,278,000 square foot regional shopping center in Sandy, Utah, for $205,000. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.

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
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P. (the "Operating Partnership"). As of September 30, 2014, the Operating Partnership owned or had an ownership interest in 53 regional shopping centers and nine community/power shopping centers aggregating approximately 57 million square feet of gross leasable area. These 62 regional and community/power shopping centers are referred to hereinafter as the "Centers," unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Management Companies.
The following discussion is based primarily on the consolidated financial statements of the Company for the three and nine months ended September 30, 2014 and 2013. It compares the results of operations for the three months ended September 30, 2014 to the results of operations for the three months ended September 30, 2013. It also compares the results of operations and cash flows for the nine months ended September 30, 2014 to the results of operations and cash flows for the nine months ended September 30, 2013. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
Acquisitions and Dispositions:
On January 24, 2013, the Company acquired Green Acres Mall, a 1,791,000 square foot regional shopping center in Valley Stream, New York, for a purchase price of $500.0 million. The purchase price was funded from the placement of a $325.0 million mortgage note on the property and $175.0 million from borrowings under the Company's line of credit.
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
On July 7, 2014, the Company sold a former Mervyn's store in El Paso, Texas for $3.6 million, resulting in a loss on the sale of assets of $0.2 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On July 30, 2014, the Company formed a joint venture with Pennsylvania Real Estate Investment Trust to redevelop The Gallery, a 1,405,000 square foot regional shopping center in Philadelphia, Pennsylvania. The Company invested $106.8 million for a 50% interest in the joint venture, which was funded by borrowings under its line of credit.
On August 28, 2014, the Company sold a former Mervyn's store in Thousand Oaks, California for $3.5 million, resulting in a loss on the sale of assets of $0.1 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On August 28, 2014, the Company sold its 30% ownership interest in Wilshire Boulevard, a 40,000 square foot freestanding store in Santa Monica, California, for a total sales price of $17.1 million, resulting in a gain on the sale of assets of $9.0 million. The sales price was funded by a cash payment of $15.4 million and the assumption of the Company's share of the mortgage note payable on the property of $1.7 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.
On September 11, 2014, the Company sold a leasehold interest in a former Mervyn's store in Laredo, Texas for $1.2 million, resulting in a gain on the sale of assets of $0.4 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
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

Redevelopment and Development Activities:
The Company's joint venture in Tysons Corner Center, a 2,129,000 square foot regional shopping center in McLean, Virginia, is currently expanding the property to include a 527,000 square foot office tower, a 430 unit residential tower and a 300 room Hyatt Regency hotel. The joint venture started the expansion project in October 2011. The office tower commenced occupancy in July 2014. The joint venture expects the balance of the project to be completed in early 2015. The total cost of the project is estimated to be $524.0 million, with $262.0 million estimated to be the Company's pro rata share. The Company has funded $222.0 million of the total of $444.1 million incurred by the joint venture as of September 30, 2014.
In November 2013, the Company started construction on the 175,000 square foot expansion of Fashion Outlets of Niagara Falls USA, a 517,000 square foot outlet center in Niagara Falls, New York. The Company completed the project in October 2014. The total estimated project cost is $84.0 million. As of September 30, 2014, the Company had incurred $68.5 million of development costs.
In February 2014, the Company's joint venture in Broadway Plaza started construction on the 235,000 square foot expansion of the 776,000 square foot regional shopping center in Walnut Creek, California. The joint venture expects to complete the project in phases with the first phase anticipated to be completed in fall 2015. The total cost of the project is estimated to be $270.0 million, with $135.0 million estimated to be the Company's pro rata share. The Company has funded $32.2 million of the total of $64.4 million incurred by the joint venture as of September 30, 2014.
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
Some of these estimates and assumptions include judgments on revenue recognition, estimates for common area maintenance and real estate tax accruals, provisions for uncollectible accounts, impairment of long-lived assets, the allocation of purchase price between tangible and intangible assets, and estimates for environmental matters. The Company's significant accounting policies are described in more detail in Note 2—Summary of Significant Accounting Policies in the Company's Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K. However, the following policies are deemed to be critical. There have been no significant changes to the Company's critical accounting policies during the nine months ended September 30, 2014.
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
Property:
Maintenance and repair expenses are charged to operations as incurred. Costs for major replacements and betterments, which includes HVAC equipment, roofs, parking lots and other similar items, are capitalized and depreciated over their estimated useful lives. Gains and losses are recognized upon disposal or retirement of the related assets and are reflected in earnings.
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
For comparison of the three months ended September 30, 2014 to the three months ended September 30, 2013, the Acquisition Properties include Camelback Colonnade, Superstition Springs Center and Cascade Mall. For comparison of the nine months ended September 30, 2014 to the nine months ended September 30, 2013, the Acquisition Properties include Green Acres Mall, Green Acres Adjacent, Camelback Colonnade, Superstition Springs Center and Cascade Mall.
For comparison of the three and nine months ended September 30, 2014 to the three and nine months ended September 30, 2013, the Redevelopment Properties include Fashion Outlets of Chicago, Paradise Valley Mall, SouthPark Mall and Fashion Outlets of Niagara Falls USA. The increase in revenues and expenses at the Redevelopment Properties for the comparison of the three and nine months ended September 30, 2014 to the three and nine months ended September 30, 2013 is primarily due to the opening of Fashion Outlets of Chicago on August 1, 2013.
On April 10, 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-08, which amended the definition of discontinued operations and requires additional disclosures for disposal transactions that do not meet the revised discontinued operations criteria. The Company adopted this pronouncement on January 1, 2014. As a result, the Disposition Properties during the three and nine months ended September 30, 2014 have been included in the results of continuing operations instead of discontinued operations. For comparison of the three and nine months ended September 30, 2014 to the three and nine months ended September 30, 2013, the Disposition Properties include Rotterdam Square, Somersville Towne Center and Lake Square Mall. Properties disposed of prior to January 1, 2014 have been included in discontinued operations.
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
Tenant sales per square foot increased from $549 for the twelve months ended September 30, 2013 to $571 for the twelve months ended September 30, 2014. Occupancy rate increased from 93.7% at September 30, 2013 to 95.6% at September 30, 2014. Releasing spreads increased 20.5% for the twelve months ended September 30, 2014. These calculations exclude Centers under development or redevelopment and property dispositions (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Releasing spreads remained positive as the Company was able to lease available space at average higher rents than the expiring rental rates, resulting in a releasing spread of $8.99 per square foot ($52.79 on new and renewal leases executed compared to $43.80 on leases expiring), representing a 20.5% increase for the trailing twelve months ended September 30, 2014. The Company expects that releasing spreads will continue to be positive for the remainder of 2014 as it renews or relets leases that are scheduled to expire. These leases that are scheduled to expire represent 1.1 million square feet of the Centers, accounting for 12.3% of the gross leasable area ("GLA") of mall stores and freestanding stores, for spaces 10,000 square feet and under, as of September 30, 2014.
During the trailing twelve months ended September 30, 2014, the Company signed 298 new leases and 302 renewal leases comprising approximately 1.1 million square feet of GLA, of which 0.9 million square feet related to the consolidated Centers. The annual initial average base rent for new and renewal leases was $52.79 per square foot for the trailing twelve months ended September 30, 2014 with an average tenant allowance of $17.02 per square foot.
Comparison of Three Months Ended September 30, 2014 and 2013
Revenues:
Minimum and percentage rents (collectively referred to as "rental revenue") increased by $5.1 million, or 3.4%, from 2013 to 2014. The increase in rental revenue is attributed to an increase of $5.3 million from the Acquisition Properties, $1.7 million from the Redevelopment Properties and $0.5 million from the Same Centers offset in part by a decrease of $2.4 million from the Disposition Properties. Rental revenue includes the amortization of above and below-market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below-market leases increased from $1.7 million in 2013 to $3.0 million in 2014. The amortization of straight-line rents decreased from $2.2 million in 2013 to $1.3 million in 2014. Lease termination income increased from $1.0 million in 2013 to $1.6 million in 2014.
Tenant recoveries increased $2.8 million, or 3.3%, from 2013 to 2014. This increase in tenant recoveries is attributed to an increase of $3.0 million from the Acquisition Properties, $0.7 million from the Same Centers and $0.5 million from the Redevelopment Properties offset in part by a decrease of $1.4 million from the Disposition Properties.
Management Companies' revenue decreased from $10.7 million in 2013 to $8.4 million in 2014. The decrease in Management Companies' revenue is primarily due to a reduction in management and leasing fees as a result of the sales of Redmond Town Center Office, Kitsap Mall, Redmond Town Center and Ridgmar Mall in 2013 and the conversion of Camelback Colonnade and Superstition Springs Center from joint ventures to consolidated Centers in 2013 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Shopping Center and Operating Expenses:
Shopping center and operating expenses increased $2.0 million, or 2.4%, from 2013 to 2014. This increase in shopping center and operating expenses is attributed to an increase of $3.2 million from the Acquisition Properties and $1.2 million from the Redevelopment Properties offset in part by a decrease of $2.2 million from the Disposition Properties and $0.2 million from the Same Centers.
Management Companies' Operating Expenses:
Management Companies' operating expenses decreased $1.5 million from 2013 to 2014 primarily due to a decrease in compensation costs.
REIT General and Administrative Expenses:
REIT general and administrative expenses decreased by $0.6 million from 2013 to 2014.
Depreciation and Amortization:
Depreciation and amortization increased $1.3 million from 2013 to 2014. The increase in depreciation and amortization is primarily attributed to an increase of $3.5 million from the Acquisition Properties and $0.9 million from the Redevelopment Properties offset in part by a decrease of $1.8 million from the Same Centers and $1.3 million from the Disposition Properties.
Interest Expense:
Interest expense decreased $1.8 million from 2013 to 2014. The decrease in interest expense was primarily attributed to a decrease of $3.2 million from the Same Centers, $0.5 million from borrowings under the Company's line of credit and $0.1 million from term loans offset in part by an increase of $1.5 million from the Redevelopment Properties and $0.5 million from the Acquisition Properties.
The above interest expense items are net of capitalized interest, which increased from $2.9 million in 2013 to $3.9 million in 2014.
Equity in Income of Unconsolidated Joint Ventures:
Equity in income of unconsolidated joint ventures decreased $18.2 million from 2013 to 2014. The decrease is primarily attributed to the gain on the sale of Redmond Town Center in 2013 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Gain on Remeasurement, Sale or Write Down of Assets, net:
Gain on remeasurement, sale or write down of assets, net increased $1.3 million from 2013 to 2014. The increase is primarily due to the decrease in impairment losses of $27.7 million and the gain of $9.0 million on the sale of Wilshire Boulevard in 2014 (See "Acquisitions and Dispositions" in Management's Overview and Summary) offset in part by the remeasurement gain of $36.3 million on Camelback Colonnade in 2013 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Total Loss From Discontinued Operations:
Total loss from discontinued operations of $8.8 million in 2013 was primarily due to the loss of $9.1 million from the disposition of three former Mervyn's stores offset in part by a gain of $1.4 million on the disposal of Fiesta Mall (See

"Acquisitions and Dispositions" in Management's Overview and Summary). Due to the adoption of ASU 2014-08 on January 1, 2014, there is no income from discontinued operations in 2014.
Net Income:
Net income decreased $2.1 million from 2013 to 2014 primarily as a result of the items discussed above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO—diluted increased 2.3% from $129.6 million in 2013 to $132.5 million in 2014. For a reconciliation of FFO and FFO—diluted to net income attributable to the Company, the most directly comparable GAAP financial measure, see "Funds From Operations ("FFO")" below.
Comparison of Nine Months Ended September 30, 2014 and 2013
Revenues:
Rental revenue increased by $27.4 million, or 6.3%, from 2013 to 2014. The increase in rental revenue is attributed to an increase of $18.0 million from the Acquisition Properties, $12.3 million from the Redevelopment Properties and $2.8 million from the Same Centers offset in part by a decrease of $5.7 million from the Disposition Properties. The amortization of above and below-market leases increased from $4.6 million in 2013 to $5.7 million in 2014. The amortization of straight-line rents decreased from $5.8 million in 2013 to $4.4 million in 2014. Lease termination income increased from $0.2 million in 2013 to $3.5 million in 2014.
Tenant recoveries increased $17.1 million, or 6.9%, from 2013 to 2014. This increase in tenant recoveries is attributed to an increase of $10.5 million from the Acquisition Properties, $7.2 million from the Redevelopment Properties and $2.4 million from the Same Centers offset in part by a decrease of $3.0 million from the Disposition Properties.
Management Companies' revenue decreased from $31.2 million in 2013 to $25.2 million in 2014. The decrease in Management Companies' revenue is primarily due to a reduction in management fees as a result of the sales of Redmond Town Center Office, Kitsap Mall, Redmond Town Center and Ridgmar Mall in 2013 and the conversion of Camelback Colonnade and Superstition Springs Center from joint ventures to consolidated Centers in 2013 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Shopping Center and Operating Expenses:
Shopping center and operating expenses increased $16.9 million, or 7.0%, from 2013 to 2014. The increase in shopping center and operating expenses is attributed to an increase of $11.0 million from the Acquisition Properties, $10.8 million from the Redevelopment Properties and $0.6 million from the Same Centers offset in part by a decrease of $5.5 million from the Disposition Properties.
Management Companies' Operating Expenses:
Management Companies' operating expenses decreased $3.8 million from 2013 to 2014 due to a decrease in compensation costs.
REIT General and Administrative Expenses:
REIT general and administrative expenses decreased by $1.3 million from 2013 to 2014.
Depreciation and Amortization:
Depreciation and amortization increased $2.2 million from 2013 to 2014. The increase in depreciation and amortization is primarily attributed to an increase of $10.3 million from the Acquisition Properties and $5.6 million from the Redevelopment Properties offset in part by a decrease of $10.3 million from the Same Centers and $3.4 million from the Disposition Properties.
Interest Expense:
Interest expense decreased $9.7 million from 2013 to 2014. The decrease in interest expense was primarily attributed to a decrease of $7.1 million from borrowings under the Company's line of credit, $6.1 million from the Same Centers and $0.3 from term loans. These decreases were offset in part by an increase of $2.3 million from the Acquisition Properties and $1.5 million from the Redevelopment Properties.
The above interest expense items are net of capitalized interest, which increased from $8.2 million in 2013 to $9.5 million in 2014.

Equity in Income of Unconsolidated Joint Ventures:
Equity in income of unconsolidated joint ventures decreased $100.9 million from 2013 to 2014. The decrease is primarily attributed to the gains on the sales of Redmond Town Center Office, Kitsap Mall and Redmond Town Center in 2013 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
(Loss) Gain on Remeasurement, Sale or Write Down of Assets, net:
The loss on remeasurement, sale or write down of assets, net, increased $13.8 million from 2013 to 2014. The increase in loss on remeasurement, sale or write down of assets, net, is primarily attributed to the remeasurement gain of $36.3 million on Camelback Colonnade in 2013 (See "Acquisitions and Dispositions" in Management's Overview and Summary) offset in part by a decrease in impairment loss of $19.2 million.
Total Income From Discontinued Operations:
Total income from discontinued operations of $137.1 million in 2013 was primarily due to the gains on sales in 2013 of Green Tree Mall of $59.8 million and Northridge Mall and Rimrock Mall of $82.2 million (See "Acquisitions and Dispositions" in Management's Overview and Summary). Due to the adoption of ASU 2014-08 on January 1, 2014, there is no income from discontinued operations in 2014.
Net Income:
Net income decreased $221.8 million from 2013 to 2014. The decrease is primarily attributed to the decrease in total income from discontinued operations of $137.1 million and the decrease in equity in income of unconsolidated joint ventures of $100.9 million.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO—diluted decreased 0.8% from $387.0 million in 2013 to $383.9 million in 2014. For a reconciliation of FFO and FFO—diluted to net income attributable to the Company, the most directly comparable GAAP financial measure, see "Funds From Operations ("FFO")" below.
Operating Activities:
Cash provided by operating activities decreased from $328.9 million in 2013 to $296.9 million in 2014. The decrease was primarily due to changes in assets and liabilities and the results as discussed above.
Investing Activities:
Cash used in investing activities increased $576.9 million from 2013 to 2014. The increase in cash used in investing activities was primarily due to a decrease in distributions from unconsolidated joint ventures of $541.0 million, a decrease in cash proceeds from the sale of assets of $275.7 million and an increase in contributions to unconsolidated joint ventures of $191.2 million. These increases in cash used in investing activities were offset in part by a decrease in cash used in the acquisitions of property of $477.3 million. The decrease in distributions from unconsolidated joint ventures is primarily due to the distribution of refinance proceeds from Tysons Corner Center in 2013. The decrease in the acquisitions of property is primarily due to the purchase of Green Acres Mall in 2013 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Financing Activities:
Cash provided by financing activities increased $601.3 million from 2013 to 2014. The increase in cash provided by financing activities was primarily due to a decrease in payments on mortgages, bank and other notes payable of $2.5 billion offset in part by a decrease in proceeds from mortgages, bank and other notes payable of $1.7 billion, a decrease in proceeds from stock offerings of $171.1 million and an increase in dividends and distributions of $25.1 million.

Liquidity and Capital Resources
The Company anticipates meeting its liquidity needs for its operating expenses, debt service and dividend requirements for the next twelve months through cash generated from operations, working capital reserves and/or borrowings under its unsecured line of credit. The following tables summarize capital expenditures incurred at the Centers:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2014	2013
Consolidated Centers:
Acquisitions of property and equipment	$63,516	$545,149
Development, redevelopment, expansion and renovation of Centers	127,573	140,289
Tenant allowances	12,845	17,880
Deferred leasing charges	18,076	18,812
	$222,010	$722,130
Joint Venture Centers (at Company's pro rata share):
Acquisitions of property and equipment	$109,030	$3,457
Development, redevelopment, expansion and renovation of Centers	161,701	75,198
Tenant allowances	3,331	7,003
Deferred leasing charges	2,405	2,897
	$276,467	$88,555
The Company expects amounts to be incurred during the next twelve months for tenant allowances and deferred leasing charges to be comparable or less than 2013 and that capital for those expenditures will be available from working capital, cash flow from operations, borrowings on property specific debt or unsecured corporate borrowings. The Company expects to incur between $300 million and $400 million during the next twelve months for development, redevelopment, expansion and renovations. Capital for these major expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of debt or equity financings, which are expected to include borrowings under the Company's line of credit and construction loans. The Company has also generated liquidity in the past through equity offerings, property refinancings, joint venture transactions and the sale of non-core assets. The Company recently sold certain non-core assets and may sell additional non-core assets during the remainder of 2014, depending on market conditions. Furthermore, the Company has filed a shelf registration statement which registered an unspecified amount of common stock, preferred stock, depositary shares, debt securities, warrants, rights, stock purchase contracts and units.
The capital and credit markets can fluctuate and, at times, limit access to debt and equity financing for companies. As demonstrated by the Company's activity in 2013, including through its $500 million 2012 ATM Program as discussed below and its $1.5 billion line of credit, the Company has been able to access capital; however, there is no assurance the Company will be able to do so in future periods or on similar terms and conditions. Many factors impact the Company's ability to access capital, such as its overall debt level, interest rates, interest coverage ratios and prevailing market conditions. In the event that the Company has significant tenant defaults as a result of the overall economy and general market conditions, the Company could have a decrease in cash flow from operations, which could result in increased borrowings under its line of credit. These events could result in an increase in the Company's proportion of floating rate debt, which would cause it to be subject to interest rate fluctuations in the future.
The Company had an equity distribution agreement ("2012 Distribution Agreement") with a number of sales agents (the "2012 ATM Program") to issue and sell, from time to time, shares of common stock, par value $0.01 per share, having an aggregate offering price of up to $500 million (the “2012 ATM Shares”). Sales of the 2012 ATM Shares could have been made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering, which includes sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange. During the year ended December 31, 2013, the Company sold 2,456,956 shares of common stock under the 2012 ATM Program in exchange for aggregate gross proceeds of $173.0 million and net proceeds of $171.1 million after commissions and other transaction costs. The proceeds from the sales were used to pay down the Company's line of credit.
On August 20, 2014, the Company filed an automatic shelf registration statement on Form S-3 (No. 333-198260) (the “New Registration Statement”) to replace the existing automatic shelf registration statement on Form S-3 (No. 333-176762) filed with the SEC on September 9, 2011 (the “Prior Registration Statement”), which was scheduled to expire on September 9, 2014. In connection with the filing of the New Registration Statement, the Company also (i) filed a new prospectus supplement relating to the Company’s new $500 million ATM Program (the "2014 ATM Program" and shares of common stock sold under such program, the "Shares"), which replaced the 2012 ATM Program, and (ii) filed three prospectus supplements to continue offerings that were previously covered by prospectus supplements and the accompanying prospectus to the Prior Registration Statement.
The Company did not sell any shares under the ATM Programs during the nine months ended September 30, 2014.
As of September 30, 2014, $500 million of the Shares were available to be sold under the 2014 ATM Program. The unsold 2012 ATM Shares are no longer available for issuance. Actual future sales of the Shares will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. The Company has no obligation to sell the Shares under the 2014 ATM Program.
The Company's total outstanding loan indebtedness at September 30, 2014 was $6.3 billion (consisting of $4.9 billion of consolidated debt, less $0.3 billion of noncontrolling interest, plus $1.7 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand.
The Company has a $1.5 billion revolving line of credit facility that provides for an interest rate of LIBOR plus a spread of 1.38% to 2.0%, depending on the Company's overall leverage levels, and matures on August 6, 2018. Based on the Company's leverage level as of September 30, 2014, the borrowing rate on the facility was LIBOR plus 1.38%. In addition, the line of credit can be expanded, depending on certain conditions, up to a total facility of $2.0 billion. All obligations under the facility are unconditionally guaranteed only by the Company. At September 30, 2014, total borrowings under the line of credit were $410.0 million with an average effective interest rate of 1.81%.
The Company has a $125.0 million unsecured term loan under the Company's line of credit that bears interest at LIBOR plus a spread of 1.95% to 3.20%, depending on the Company's overall leverage levels, and matures on December 8, 2018. Based on the Company's leverage level at September 30, 2014, the borrowing rate was LIBOR plus 1.95%. As of September 30, 2014, the total interest rate was 2.25%.
At September 30, 2014, the Company was in compliance with all applicable loan covenants under its agreements.
At September 30, 2014, the Company had cash and cash equivalents of $58.5 million.
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
In addition, certain joint ventures also have secured debt that could become recourse debt to the Company or its subsidiaries, in excess of the Company's pro rata share, should the joint ventures be unable to discharge the obligations of the related debt. At September 30, 2014, the balance of the debt that could be recourse to the Company was $33.5 million offset in part by an indemnity agreement from a joint venture partner for $16.8 million. The maturity of the recourse debt, net of the indemnification, is $16.8 million in 2015.
Additionally, as of September 30, 2014, the Company was contingently liable for $18.4 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Long-term Contractual Obligations:
The following is a schedule of long-term contractual obligations as of September 30, 2014 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)	$5,637,424	$354,784	$964,486	$1,964,999	$2,353,155
Operating lease obligations(1)	349,337	14,552	29,141	20,786	284,858
Purchase obligations(1)	39,522	39,522	—	—	—
Other long-term liabilities	313,419	272,770	3,138	3,470	34,041
	$6,339,702	$681,628	$996,765	$1,989,255	$2,672,054
_______________________________________________________________________________

(1)	See Note 15—Commitments and Contingencies in the Company's Notes to Consolidated Financial Statements.

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

Funds From Operations ("FFO") (Continued)
The following reconciles net income attributable to the Company to FFO and FFO-diluted for the three and nine months ended September 30, 2014 and 2013 (dollars and shares in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to the Company	$35,914	$38,123	$69,821	$275,212
Adjustments to reconcile net income attributable to the Company to FFO—basic and diluted:
Noncontrolling interests in the Operating Partnership	2,571	2,362	4,990	19,605
(Gain) loss on remeasurement, sale or write down of consolidated assets, net	(9,561)	919	1,504	(145,023)
Add: gain on sale of undepreciated consolidated assets	797	—	919	2,238
Add: noncontrolling interests share of (loss) gain on remeasurement, sale or write down of consolidated joint ventures, net	—	—	(39)	3,163
Loss (gain) on remeasurement, sale or write down of assets from unconsolidated joint ventures, net(1)	393	(18,062)	3,765	(91,077)
Add: (loss) gain on sale of undepreciated assets from unconsolidated joint ventures(1)	—	(51)	—	433
Depreciation and amortization on consolidated assets	89,741	92,221	266,199	279,364
Less: depreciation and amortization attributable to noncontrolling interests on consolidated joint ventures	(5,435)	(5,276)	(16,281)	(14,414)
Depreciation and amortization on unconsolidated joint ventures(1)	20,999	22,323	61,326	66,470
Less: depreciation on personal property	(2,899)	(2,986)	(8,298)	(9,020)
FFO—basic and diluted	$132,520	$129,573	$383,906	$386,951
Weighted average number of FFO shares outstanding for:
FFO—basic (2)	151,027	150,334	150,932	149,140
Adjustments for impact of dilutive securities in computing FFO-diluted:
Share and unit based compensation plans	144	61	116	101
FFO—diluted (3)	151,171	150,395	151,048	149,241

(1)	Unconsolidated joint ventures are presented at the Company's pro rata share.

(2)
Includes 10.1 million and 9.6 million OP Units for the three months ended September 30, 2014 and 2013, respectively, and 10.1 million and 9.9 million OP units for the nine months ended September 30, 2014 and 2013, respectively.

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
The following table sets forth information as of September 30, 2014 concerning the Company's long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV") (dollars in thousands):

	For the years ended September 30,
	2015	2016	2017	2018	2019	Thereafter	Total	FV
CONSOLIDATED CENTERS (1):
Long-term debt:
Fixed rate	$335,781	$602,239	$72,074	$497,422	$377,348	$2,261,167	$4,146,031	$4,214,576
Average interest rate	5.66%	5.19%	3.69%	3.62%	3.07%	4.07%	4.21%
Floating rate	—	—	249,508	—	535,000	—	784,508	756,661
Average interest rate	—%	—%	2.70%	—%	1.91%	—%	2.16%
Total debt—Consolidated Centers	$335,781	$602,239	$321,582	$497,422	$912,348	$2,261,167	$4,930,539	$4,971,237
UNCONSOLIDATED JOINT VENTURE CENTERS (1):
Long-term debt (at Company's pro rata share):
Fixed rate	$217,255	$228,601	$65,068	$153,805	$15,356	$907,063	$1,587,148	$1,604,776
Average interest rate	5.55%	6.49%	6.19%	4.47%	3.67%	3.69%	4.53%
Floating rate	14,365	26,114	1,185	64,758	9,191	—	115,613	114,185
Average interest rate	3.04%	3.35%	2.19%	2.25%	2.05%	—%	2.58%
Total debt—Unconsolidated Joint Venture Centers	$231,620	$254,715	$66,253	$218,563	$24,547	$907,063	$1,702,761	$1,718,961

(1)
The maturity date assumes that all extension options are fully exercised and that the Company does not opt to refinance the debt prior to these dates. These extension options are at the Company's discretion, subject to certain conditions, which the Company believes will be met.

The consolidated Centers' total fixed rate debt at September 30, 2014 and December 31, 2013 was $4.1 billion. The average interest rate on fixed rate debt at September 30, 2014 and December 31, 2013 was 4.21% and 4.25%, respectively. The consolidated Centers' total floating rate debt at September 30, 2014 and December 31, 2013 was $784.5 million and $468.8 million, respectively. The average interest rate on floating rate debt at September 30, 2014 and December 31, 2013 was 2.16% and 2.59%, respectively.
The Company's pro rata share of the unconsolidated joint venture Centers' fixed rate debt at September 30, 2014 and December 31, 2013 was $1.6 billion. The average interest rate on fixed rate debt at September 30, 2014 and December 31, 2013 was 4.53% and 4.60%, respectively. The Company's pro rata share of the unconsolidated joint venture Centers' floating rate debt at September 30, 2014 and December 31, 2013 was $115.6 million and $115.9 million, respectively. The average interest rate on the floating rate debt at September 30, 2014 and December 31, 2013 was 2.58% and 2.59%, respectively.
In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $9.0 million per year based on $0.9 billion of floating rate debt outstanding at September 30, 2014.
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
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of September 30, 2014, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

3.2	Amended and Restated Bylaws of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date January 29, 2014).
10.1*	First Amendment to Amended and Restated The Macerich Company Employee Stock Purchase Plan, effective October 23, 2014.
31.1	Section 302 Certification of Arthur Coppola, Chief Executive Officer
31.2	Section 302 Certification of Thomas O'Hern, Chief Financial Officer
32.1	Section 906 Certifications of Arthur Coppola and Thomas O'Hern
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MACERICH COMPANY
		By:	/s/ Thomas E. O'Hern
Thomas E. O'Hern
Senior Executive Vice President and Chief Financial Officer
Date:	November 3, 2014		(Principal Financial Officer)