Form 10-K
period 2014-12-31
MACERICH CO
filed 2015-02-23
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $9.3 billion as of the last business day of the registrant's most recently completed second fiscal quarter based upon the price at which the common shares were last sold on that day.
Number of shares outstanding of the registrant's common stock, as of February 20, 2015: 158,160,241 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual stockholders meeting to be held in 2015 are incorporated by reference into Part III of this Form 10-K.

THE MACERICH COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

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
ITEM 1.    BUSINESS
General
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). As of December 31, 2014, the Operating Partnership owned or had an ownership interest in 52 regional shopping centers and eight community/power shopping centers. These 60 regional and community/power shopping centers (which include any related office space) consist of approximately 55 million square feet of gross leasable area (“GLA”) and are referred to herein as the “Centers”. The Centers consist of consolidated Centers (“Consolidated Centers”) and unconsolidated joint venture Centers (“Unconsolidated Joint Venture Centers”) as set forth in “Item 2. Properties,” unless the context otherwise requires.
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
On March 17, 2014, the Company sold Lake Square Mall, a 559,000 square foot regional shopping center in Leesburg, Florida, for $13.3 million, resulting in a loss on the sale of assets of $0.9 million. The sales price was funded by a cash payment of $3.7 million and the issuance of two notes receivable totaling $9.6 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.
On June 4, 2014, the Company acquired the remaining 49% ownership interest in Cascade Mall, a 589,000 square foot regional shopping center in Burlington, Washington, that it did not previously own for a cash payment of $15.2 million. The Company purchased Cascade Mall from its joint venture partner in Pacific Premier Retail LP. The cash payment was funded by borrowings under the Company's line of credit.
On July 7, 2014, the Company sold a former Mervyn's store in El Paso, Texas for $3.6 million, resulting in a loss on the sale of assets of $0.2 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On July 30, 2014, the Company formed a joint venture with Pennsylvania Real Estate Investment Trust to redevelop The Gallery, a 1,474,000 square foot regional shopping center in Philadelphia, Pennsylvania. The Company invested $106.8 million for a 50% interest in the joint venture, which was funded by borrowings under its line of credit.
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
On September 11, 2014, the Company sold a leasehold interest in a former Mervyn's store in Laredo, Texas for $1.2 million, resulting in a gain on the sale of assets of $0.3 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On October 10, 2014, the Company sold a former Mervyn's store in Marysville, California for $1.9 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On October 31, 2014, the Company sold South Towne Center, a 1,278,000 square foot regional shopping center in Sandy, Utah, for $205.0 million, resulting in a gain on the sale of assets of $121.9 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On October 31, 2014, the Company acquired the remaining 40% ownership interest in Fashion Outlets of Chicago, a 529,000 square foot outlet center in Rosemont, Illinois, that it did not previously own for $70.0 million. The purchase price was funded by a cash payment of $55.9 million and the settlement of $14.1 million in notes receivable. The cash payment was funded by borrowings under the Company's line of credit.

On November 13, 2014, the Company formed a joint venture to develop a 500,000 square foot outlet center at Candlestick Point in San Francisco, California. In connection with the formation of the joint venture, the Company issued a note receivable for $65.1 million to its joint venture partner that bears interest at LIBOR plus 2.0% and matures upon the completion of certain milestones in connection with the development of Candlestick Point. The note receivable was funded by borrowings under the Company's line of credit.
On November 14, 2014, the Company acquired the remaining 49% ownership interest that it did not previously own in two separate joint ventures, Pacific Premier Retail LP and Queens JV LP, which together owned five Centers: Lakewood Center, a 2,066,000 square foot regional shopping center in Lakewood, California; Los Cerritos Center, a 1,113,000 square foot regional shopping center in Cerritos, California; Queens Center, a 967,000 square foot regional shopping center in Queens, New York; Stonewood Center, a 932,000 square foot regional shopping center in Downey, California; and Washington Square, a 1,441,000 square foot regional shopping center in Portland, Oregon (collectively referred to herein as the "PPRLP Queens Portfolio"). The total consideration of approximately $1.8 billion was funded by the direct issuance of approximately $1.2 billion of common stock of the Company and the assumption of the third party's pro rata share of the mortgage notes payable on the properties of $672.1 million. As a result of the acquisition, the Company recognized a gain on remeasurement of assets of $1.4 billion.
On November 20, 2014, the Company purchased a 45% interest in 443 North Wabash Avenue, a 65,000 square foot undeveloped site adjacent to the Company's joint venture in The Shops at North Bridge in Chicago, Illinois, for a cash payment of $18.9 million. The cash payment was funded by borrowings under the Company's line of credit.
On December 29, 2014, the Company sold its 67.5% ownership interest in its consolidated joint venture in Camelback Colonnade, a 619,000 square foot community center in Phoenix, Arizona, for $92.9 million, resulting in a gain on the sale of assets of $24.6 million. The sales price was funded by a cash payment of $61.2 million and the assumption of the Company's share of the mortgage note payable on the property of $31.7 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.
On February 17, 2015, the Company acquired the remaining 50% ownership interest in Inland Center, a 933,000 square foot regional shopping center in San Bernardino, California, that it did not previously own for $51.3 million. The purchase price was funded by a cash payment of $26.3 million and the assumption of the third party's share of the mortgage note payable on the property of $25.0 million. Concurrent with the purchase of the joint venture interest, the Company paid off the $50.0 million loan on the property. The cash payment was funded by borrowings under the Company's line of credit.
Financing Activity:
On August 28, 2014, the Company replaced the existing loan on Mall of Victor Valley with a new $115.0 million loan that bears interest at an effective rate of 4.00% and matures on September 1, 2024.
On November 14, 2014, in connection with the acquisition of the PPRLP Queens Portfolio (See “Acquisitions and Dispositions” in Recent Developments), the Company assumed the loans on the following Centers: Lakewood Center with a fair value of $254.9 million that bears interest at an effective rate of 1.80% and matures on June 1, 2015, Los Cerritos Center with a fair value of $207.5 million that bears interest at an effective rate of 1.65% and matures on July 1, 2018, Queens Center with a fair value of $600.0 million that bears interest at an effective rate of 3.49% and matures on January 1, 2025, Stonewood Center with a fair value of $111.9 million that bears interest at an effective rate of 1.80% and matures on November 1, 2017, and Washington Square with a fair value of $240.3 million that bears interest at an effective rate of 1.65% and matures on January 1, 2016.
On December 22, 2014, the Company prepaid a total of $254.2 million of mortgage debt on Fresno Fashion Fair and Vintage Faire Mall with a weighted average interest rate of 6.4%. The Company incurred a charge of $9.0 million in connection with the early extinguishment of debt.
On February 3, 2015, the Company’s joint venture in The Market at Estrella Falls replaced the existing loan on the property with a new $26.5 million loan that bears interest at LIBOR plus 1.70% and matures on February 5, 2020, including the exercise of a one-year extension option.
On February 19, 2015, the Company placed a $280.0 million loan on Vintage Faire Mall that bears interest at a rate of 3.49% and matures on March 6, 2026.
The Company has a commitment to amend the mortgage loan on Fashion Outlets of Chicago. The existing loan on the property allows for borrowings of up to $140.0 million and bears interest at LIBOR plus 2.50%. The amended $200.0 million, five-year loan will bear interest at LIBOR plus 1.50%. The Company expects to close the loan modification in March 2015.

Redevelopment and Development Activity:
The Company's joint venture in Tysons Corner Center, a 2,141,000 square foot regional shopping center in Tysons Corner, Virginia, is currently expanding the property to include a 527,000 square foot office tower, a 430 unit residential tower and a 300 room Hyatt Regency hotel. The joint venture started the expansion project in October 2011. The office tower commenced occupancy in July 2014 and the joint venture expects the balance of the project to be completed in early 2015. The total cost of the project is estimated to be $524.0 million, with $262.0 million estimated to be the Company's pro rata share. The Company has funded $235.0 million of the total $470.0 million incurred by the joint venture as of December 31, 2014.
In November 2013, the Company started construction on the 175,000 square foot expansion of Fashion Outlets of Niagara Falls USA, a 686,000 square foot outlet center in Niagara Falls, New York. The Company completed the project in October 11-1-14. As of December 31, 2014, the Company had incurred $84.3 million of development costs.
In February 2014, the Company's joint venture in Broadway Plaza started construction on the 235,000 square foot expansion of the 774,000 square foot regional shopping center in Walnut Creek, California. The joint venture expects to complete the project in phases with the first phase anticipated to be completed in Fall 9/1/15. The total cost of the project is estimated to be $270.0 million, with $135.0 million estimated to be the Company's pro rata share. The Company has funded $45.0 million of the total $90.1 million incurred by the joint venture as of December 31, 2014.
Other Transactions and Events:
On January 1, 2015, the mortgage note payable on Great Northern Mall, an 895,000 square foot regional shopping center in Clay, New York, went into maturity default. The mortgage note payable is a non-recourse loan. The Company is working with the loan servicer, which is expected to result in a transition of the property to the loan servicer or a receiver. Consequently, Great Northern Mall has been excluded from certain 2014 performance metrics and related discussions in this "Item 1. Business", including major tenants, average base rents, cost of occupancy, lease expirations and anchors (See "Major Tenants", "Mall Stores and Freestanding Stores", "Cost of Occupancy", "Lease Expirations", and "Anchors" below). In addition, Great Northern Mall has been excluded from the Company's list of properties and related computations of GLA, occupancy and sales per square foot (See "Item 2. Properties").
The Shopping Center Industry
General:
There are several types of retail shopping centers, which are differentiated primarily based on size and marketing strategy. Regional shopping centers generally contain in excess of 400,000 square feet of GLA and are typically anchored by two or more department or large retail stores ("Anchors") and are referred to as "Regional Shopping Centers" or "Malls." Regional Shopping Centers also typically contain numerous diversified retail stores ("Mall Stores"), most of which are national or regional retailers typically located along corridors connecting the Anchors. "Strip centers," "urban villages" or "specialty centers" ("Community/Power Shopping Centers") are retail shopping centers that are designed to attract local or neighborhood customers and are typically anchored by one or more supermarkets, discount department stores and/or drug stores. Community/Power Shopping Centers typically contain 100,000 to 400,000 square feet of GLA. Outlet Centers generally contain a wide variety of designer and manufacturer stores, often located in an open-air center, and typically range in size from 200,000 to 850,000 square feet of GLA ("Outlet Centers"). In addition, freestanding retail stores are located along the perimeter of the shopping centers ("Freestanding Stores"). Mall Stores and Freestanding Stores over 10,000 square feet of GLA are also referred to as "Big Box." Anchors, Mall Stores, Freestanding Stores and other tenants typically contribute funds for the maintenance of the common areas, property taxes, insurance, advertising and other expenditures related to the operation of the shopping center.
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
The Company generally utilizes regionally located leasing managers to better understand the market and the community in which a Center is located. The Company continually assesses and fine tunes each Center's tenant mix, identifies and replaces underperforming tenants and seeks to optimize existing tenant sizes and configurations.
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
The Centers:
As of December 31, 2014, the Centers primarily included 51 Regional Shopping Centers, excluding Great Northern Mall, and eight Community/Power Shopping Centers totaling approximately 54 million square feet of GLA. These 59 Centers average approximately 921,000 square feet of GLA and range in size from 2.7 million square feet of GLA at Tysons Corner Center to 185,000 square feet of GLA at Boulevard Shops. As of December 31, 2014, excluding Great Northern Mall, the Centers primarily included 194 Anchors totaling approximately 27.6 million square feet of GLA and approximately 6,000 Mall Stores and Freestanding Stores totaling approximately 24.9 million square feet of GLA.

Competition:
Numerous owners, developers and managers of malls, shopping centers and other retail-oriented real estate compete with the Company for the acquisition of properties and in attracting tenants or Anchors to occupy space. There are seven other publicly traded mall companies, a number of publicly traded shopping center companies and several large private mall companies in the United States, any of which under certain circumstances could compete against the Company for an Anchor or a tenant. In addition, these companies as well as other REITs, private real estate companies or investors compete with the Company in terms of property acquisitions. This results in competition both for the acquisition of properties or centers and for tenants or Anchors to occupy space. Competition for property acquisitions may result in increased purchase prices and may adversely affect the Company's ability to make suitable property acquisitions on favorable terms. The existence of competing shopping centers could have a material adverse impact on the Company's ability to lease space and on the level of rents that can be achieved. There is also increasing competition from other retail formats and technologies, such as lifestyle centers, power centers, outlet centers, Internet shopping, home shopping networks, catalogs, telemarketing and discount shopping clubs that could adversely affect the Company's revenues.
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
Major Tenants:
The Centers, excluding Great Northern Mall, derived approximately 74% of their total rents for the year ended December 31, 2014 from Mall Stores and Freestanding Stores under 10,000 square feet, and Big Box and Anchor tenants accounted for 26% of total rents for the year ended December 31, 2014. Total rents as set forth in "Item 1. Business" include minimum rents and percentage rents.
The following retailers (including their subsidiaries) represent the 10 largest rent payers in the Centers, excluding Great Northern Mall, based upon total rents in place as of December 31, 2014:

Tenant	Primary DBAs	Number of Locations in the Portfolio	% of Total Rents
L Brands, Inc.	Victoria's Secret, Bath and Body Works, PINK	96	2.8%
Forever 21, Inc.	Forever 21, XXI Forever, Love21	37	2.5%
Gap, Inc., The	Athleta, Banana Republic, Gap, Gap Kids, Old Navy and others	64	2.5%
Foot Locker, Inc.	Champs Sports, Foot Locker, Kids Foot Locker, Lady Foot Locker, Foot Action, House of Hoops and others	98	2.1%
Abercrombie & Fitch Co.	Abercrombie & Fitch, Hollister and others	47	1.3%
Dick's Sporting Goods, Inc.	Dick's Sporting Goods	11	1.3%
Sears Holdings Corporation	Sears	27	1.3%
Golden Gate Capital	Payless ShoeSource, Eddie Bauer, J. Jill, California Pizza Kitchen	75	1.2%
American Eagle Outfitters, Inc.	American Eagle Outfitters, aerie	37	1.2%
Express, Inc.	Express, Express / Express Men	30	1.1%

Mall Stores and Freestanding Stores:
Mall Store and Freestanding Store leases generally provide for tenants to pay rent comprised of a base (or "minimum") rent and a percentage rent based on sales. In some cases, tenants pay only minimum rent, and in other cases, tenants pay only percentage rent. The Company generally enters into leases for Mall Stores and Freestanding Stores that also require tenants to pay a stated amount for operating expenses, generally excluding property taxes, regardless of the expenses the Company actually incurs at any Center. However, certain leases for Mall Stores and Freestanding Stores contain provisions that only require tenants to pay their pro rata share of maintenance of the common areas, property taxes, insurance, advertising and other expenditures related to the operations of the Center.
Tenant space of 10,000 square feet and under in the Company's portfolio at December 31, 2014, excluding Great Northern Mall, comprises approximately 67% of all Mall Store and Freestanding Store space. The Company uses tenant spaces of 10,000 square feet and under for comparing rental rate activity because this space is more consistent in terms of shape and configuration and, as such, the Company is able to provide a meaningful comparison of rental rate activity for this space. Mall Store and Freestanding Store space greater than 10,000 square feet is inconsistent in size and configuration throughout the Company's portfolio and as a result does not lend itself to a meaningful comparison of rental rate activity with the Company's other space. Most of the non-Anchor space over 10,000 square feet is not physically connected to the mall, does not share the same common area amenities and does not benefit from the foot traffic in the mall. As a result, space greater than 10,000 square feet has a unique rent structure that is inconsistent with mall space under 10,000 square feet.
The following tables set forth the average base rent per square foot for the Centers, as of December 31 for each of the past five years:
Mall Stores and Freestanding Stores under 10,000 square feet:

For the Years Ended December 31,	Avg. Base Rent Per Sq. Ft.(1)(2)	Avg. Base Rent Per Sq. Ft. on Leases Executed During the Year(2)(3)	Avg. Base Rent Per Sq. Ft. on Leases Expiring During the Year(2)(4)
Consolidated Centers:
2014	$49.68	$49.55	$41.20
2013	$44.51	$45.06	$40.00
2012	$40.98	$44.01	$38.00
2011	$38.80	$38.35	$35.84
2010	$37.93	$34.99	$37.02
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2014	$63.78	$82.47	$64.59
2013	$62.47	$63.44	$48.43
2012	$55.64	$55.72	$48.74
2011	$53.72	$50.00	$38.98
2010	$46.16	$48.90	$38.39

Big Box and Anchors:

For the Years Ended December 31,	Avg. Base Rent Per Sq. Ft.(1)(2)	Avg. Base Rent Per Sq. Ft. on Leases Executed During the Year(2)(3)	Number of Leases Executed During the Year	Avg. Base Rent Per Sq. Ft. on Leases Expiring During the Year(2)(4)	Number of Leases Expiring During the Year
Consolidated Centers:
2014	$11.26	$18.28	22	$15.16	14
2013	$10.94	$14.61	29	$14.08	21
2012	$9.34	$15.54	21	$8.85	22
2011	$8.42	$10.87	21	$6.71	14
2010	$8.64	$13.79	31	$10.64	10
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2014	$18.51	$33.62	11	$27.27	6
2013	$13.36	$37.45	22	$24.58	10
2012	$12.52	$23.25	21	$8.88	10
2011	$12.50	$21.43	15	$14.19	7
2010	$11.90	$24.94	20	$15.63	26
_____________________

(1)
Average base rent per square foot is based on spaces occupied as of December 31 for each of the Centers and gives effect to the terms of each lease in effect, as of such date, including any concessions, abatements and other adjustments or allowances that have been granted to the tenants.

(2)
Centers under development and redevelopment are excluded from average base rents. As a result, the leases for Broadway Plaza, Fashion Outlets of Niagara Falls USA, The Gallery, Paradise Valley Mall, SouthPark Mall and Westside Pavilion were excluded for the year ended December 31, 2014. The leases for Paradise Valley Mall were excluded for the year ended December 31, 2013. The leases for The Shops at Atlas Park and Southridge Center were excluded for the years ended December 31, 2012 and 2011. The leases for Santa Monica Place were excluded for the year ended December 31, 2010.

In addition, the leases for Rotterdam Square, which was sold on January 15, 2014, were excluded for the year ended December 31, 2013. Furthermore, the leases for Great Northern Mall, which is in maturity default, were excluded for the year ended December 31, 2014 and the leases for Valley View Center, which was sold by a court-appointed receiver in 2012, were excluded for the years ended December 31, 2011 and 2010.

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

	For the Years Ended December 31,
	2014(1)	2013 (2)	2012	2011	2010
Consolidated Centers:
Minimum rents	8.7%	8.4%	8.1%	8.2%	8.6%
Percentage rents	0.4%	0.4%	0.4%	0.5%	0.4%
Expense recoveries(3)	4.3%	4.5%	4.2%	4.1%	4.4%
	13.4%	13.3%	12.7%	12.8%	13.4%
Unconsolidated Joint Venture Centers:
Minimum rents	8.7%	8.8%	8.9%	9.1%	9.1%
Percentage rents	0.4%	0.4%	0.4%	0.4%	0.4%
Expense recoveries(3)	4.5%	4.0%	3.9%	3.9%	4.0%
	13.6%	13.2%	13.2%	13.4%	13.5%
_____________________________

(1)	Great Northern Mall is excluded for the year ended December 31, 2014.

(2)	Rotterdam Square was sold on January 15, 2014 and is excluded for the year ended December 31, 2013.

(3)	Represents real estate tax and common area maintenance charges.

Lease Expirations:
The following tables show scheduled lease expirations for Centers owned as of December 31, 2014, excluding Great Northern Mall, for the next ten years, assuming that none of the tenants exercise renewal options:
Mall Stores and Freestanding Stores under 10,000 square feet:

Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Leases Expiring(1)	% of Total Leased GLA Represented by Expiring Leases(1)	Ending Base Rent per Square Foot of Expiring Leases(1)	% of Base Rent Represented by Expiring Leases(1)
Consolidated Centers:
2015	463	926,892	11.17%	$50.66	10.97%
2016	468	1,008,966	12.16%	$47.16	11.11%
2017	437	1,041,176	12.55%	$50.27	12.22%
2018	408	960,640	11.58%	$49.90	11.19%
2019	368	860,968	10.38%	$49.71	10.00%
2020	253	583,567	7.03%	$55.48	7.56%
2021	235	583,437	7.03%	$50.96	6.94%
2022	195	443,752	5.35%	$51.95	5.38%
2023	225	565,672	6.82%	$53.78	7.10%
2024	247	727,009	8.76%	$58.65	9.96%
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2015	93	100,944	9.90%	$61.62	9.33%
2016	102	110,526	10.84%	$61.36	10.17%
2017	78	82,221	8.06%	$63.31	7.81%
2018	98	108,787	10.67%	$68.37	11.16%
2019	91	107,701	10.56%	$71.84	11.61%
2020	70	90,098	8.84%	$71.40	9.65%
2021	81	105,989	10.39%	$61.97	9.85%
2022	62	74,423	7.30%	$62.83	7.01%
2023	50	80,597	7.90%	$57.43	6.94%
2024	45	54,913	5.38%	$70.48	5.81%

Big Boxes and Anchors:

Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Leases Expiring(1)	% of Total Leased GLA Represented by Expiring Leases(1)	Ending Base Rent per Square Foot of Expiring Leases(1)	% of Base Rent Represented by Expiring Leases(1)
Consolidated Centers:
2015	18	868,477	5.60%	$6.51	3.05%
2016	27	1,535,029	9.90%	$6.69	5.54%
2017	45	1,821,730	11.75%	$9.05	8.89%
2018	26	672,316	4.33%	$10.74	3.89%
2019	29	1,149,429	7.41%	$11.27	6.98%
2020	28	1,098,511	7.08%	$9.70	5.75%
2021	21	737,923	4.76%	$15.52	6.18%
2022	25	930,735	6.00%	$17.82	8.94%
2023	28	1,218,983	7.86%	$14.17	9.32%
2024	29	1,072,648	6.92%	$17.82	10.31%
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2015	5	34,373	1.86%	$41.63	3.83%
2016	10	180,672	9.78%	$14.14	6.83%
2017	5	69,962	3.79%	$25.41	4.75%
2018	10	230,320	12.47%	$7.72	4.76%
2019	9	129,973	7.04%	$25.88	8.99%
2020	13	472,998	25.62%	$16.39	20.73%
2021	6	49,511	2.68%	$34.06	4.51%
2022	3	30,762	1.67%	$36.91	3.04%
2023	4	34,279	1.86%	$53.56	4.91%
2024	9	86,415	4.68%	$45.09	10.42%
_______________________________________________________________________________

(1)
The ending base rent per square foot on leases expiring during the period represents the final year minimum rent, on a cash basis, for tenant leases expiring during the year. Currently, 71% of leases have provisions for future consumer price index increases that are not reflected in ending base rent. The leases for Centers currently under development and redevelopment are excluded from this table.

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
Anchors accounted for approximately 8.5% of the Company's total rents for the year ended December 31, 2014, excluding Great Northern Mall.

The following table identifies each Anchor, each parent company that owns multiple Anchors and the number of square feet owned or leased by each such Anchor or parent company in the Company's portfolio, excluding Great Northern Mall, at December 31, 2014.

Name	Number of Anchor Stores	GLA Owned by Anchor	GLA Leased by Anchor	Total GLA Occupied by Anchor
Macy's Inc.
Macy's	42	4,956,000	2,376,000	7,332,000
Bloomingdale's	2	—	355,000	355,000
	44	4,956,000	2,731,000	7,687,000
Sears(1)	28	2,541,000	1,529,000	4,070,000
JCPenney	28	1,744,000	2,182,000	3,926,000
Dillard's	15	2,276,000	257,000	2,533,000
Nordstrom	13	739,000	1,477,000	2,216,000
Target	7	640,000	273,000	913,000
Forever 21	7	155,000	574,000	729,000
The Bon-Ton Stores, Inc.
Younkers	3	—	317,000	317,000
Herberger's	1	188,000	—	188,000
Bon-Ton, The	1	—	71,000	71,000
	5	188,000	388,000	576,000
Kohl's	5	89,000	356,000	445,000
Hudson Bay Company
Lord & Taylor	3	121,000	199,000	320,000
Saks Fifth Avenue	1	—	92,000	92,000
	4	121,000	291,000	412,000
Home Depot	3	—	395,000	395,000
Walmart	2	165,000	173,000	338,000
Costco	2	—	321,000	321,000
Burlington Coat Factory	3	187,000	127,000	314,000
Dick's Sporting Goods(2)	3	—	257,000	257,000
Neiman Marcus	2	—	188,000	188,000
Von Maur	2	187,000	—	187,000
La Curacao	1	—	165,000	165,000
Boscov's	1	—	161,000	161,000
Belk	2	—	139,000	139,000
BJ's Wholesale Club	1	—	123,000	123,000
Lowe's	1	—	114,000	114,000
Century 21(3)	1		98,000	98,000
Mercado de los Cielos	1	—	78,000	78,000
L.L. Bean	1	—	76,000	76,000
Best Buy	1	66,000	—	66,000
Des Moines Area Community College	1	64,000	—	64,000
Barneys New York	1	—	60,000	60,000
Sports Authority	1	—	52,000	52,000
Bealls	1	—	40,000	40,000
Vacant Anchors(4)	4	—	649,000	649,000
	191	14,118,000	13,274,000	27,392,000
Anchors at Centers not owned by the Company(5):
Forever 21	2	—	154,000	154,000
Kohl's	1	—	83,000	83,000
Total	194	14,118,000	13,511,000	27,629,000
_______________________________

(1)	Sears closed its store at Cascade Mall in January 2015.

(2)	Dick's Sporting Goods plans to open a new store at Scottsdale Fashion Square, SouthPark Mall and Los Cerritos Center in late 2015.

(3)	Century 21 plans to open a 70,000 square foot two-level department store at Green Acres Mall in Fall 2015.

(4)
The Company is seeking replacement tenants and/or contemplating redevelopment opportunities for these vacant sites. The Company continues to collect rent under the terms of an agreement regarding one of these four vacant Anchor locations.

(5)
The Company owns a portfolio of nine stores located at shopping centers not owned by the Company. Of these nine stores, two have been leased to Forever 21, one has been leased to Kohl's and six have been leased for non-Anchor usage.

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
Insurance
Each of the Centers has comprehensive liability, fire, extended coverage and rental loss insurance with insured limits customarily carried for similar properties. The Company does not insure certain types of losses (such as losses from wars), because they are either uninsurable or not economically insurable. In addition, while the Company or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in California, the policies are subject to a deductible equal to 5% of the total insured value of each Center, a $100,000 per occurrence minimum and a combined annual aggregate loss limit of $150 million on these Centers. The Company or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in the Pacific Northwest and in the New Madrid Seismic Zone. However, the policies are subject to a deductible equal to 2% of the total insured value of each Center, a $50,000 per occurrence minimum and a combined annual aggregate loss limit of $200 million on these Centers. While the Company or the relevant joint venture also carries standalone terrorism insurance on the Centers, the policies are subject to a $50,000 deductible and a combined annual aggregate loss limit of $1 billion. Each Center has environmental insurance covering eligible third‑party losses, remediation and non-owned disposal sites, subject to a $100,000 deductible and a $50 million three-year aggregate loss limit. Some environmental losses are not covered by this insurance because they are uninsurable or not economically insurable. Furthermore, the Company carries title insurance on substantially all of the Centers for generally less than their full value.

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
Employees
As of December 31, 2014, the Company had approximately 1,117 employees, of which approximately 976 were full-time. The Company believes that relations with its employees are good.
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
A significant percentage of our Centers are located in California and Arizona. Nine Centers in the aggregate are located in New York, New Jersey and Connecticut. To the extent that weak economic or real estate conditions or other factors affect California, Arizona, New York, New Jersey or Connecticut (or their respective regions) more severely than other areas of the country, our financial performance could be negatively impacted.
We are in a competitive business.
Numerous owners, developers and managers of malls, shopping centers and other retail-oriented real estate compete with us for the acquisition of properties and in attracting tenants or Anchors to occupy space. There are seven other publicly traded mall companies, a number of publicly traded shopping center companies and several large private mall companies in the United States, any of which under certain circumstances could compete against us for an Anchor or a tenant. In addition, these companies as well as other REITs, private real estate companies or investors compete with us in terms of property acquisitions. This results in competition both for the acquisition of properties or centers and for tenants or Anchors to occupy space. Competition for property acquisitions may result in increased purchase prices and may adversely affect our ability to make suitable property acquisitions on favorable terms. The existence of competing shopping centers could have a material adverse impact on our ability to lease space and on the level of rents that can be achieved. There is also increasing competition from other retail formats and technologies, such as lifestyle centers, power centers, outlet centers, Internet shopping, home shopping networks, catalogs, telemarketing and discount shopping clubs that could adversely affect our revenues.
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
Our historical growth in revenues, net income and funds from operations has been in part tied to the acquisition, development and redevelopment of shopping centers. Many factors, including the availability and cost of capital, our total amount of debt outstanding, our ability to obtain financing on attractive terms, if at all, interest rates and the availability of attractive acquisition targets, among others, will affect our ability to acquire, develop and redevelop additional properties in the future. We may not be successful in pursuing acquisition opportunities, and newly acquired properties may not perform as well as expected. Expenses arising from our efforts to complete acquisitions, develop and redevelop properties or increase our market penetration may have a material adverse effect on our business, financial condition and results of operations. We face competition for acquisitions primarily from other REITs, as well as from private real estate companies or investors. Some of our competitors have greater financial and other resources. Increased competition for shopping center acquisitions may result in increased purchase prices and may impact adversely our ability to acquire additional properties on favorable terms. We cannot guarantee that we will be able to implement our growth strategy successfully or manage our expanded operations effectively and profitably.
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
Real estate investments are relatively illiquid and we may be unable to sell properties at the time we desire and on favorable terms.
Investments in real estate are relatively illiquid, which limits our ability to adjust our portfolio in response to changes in economic, market or other conditions. Moreover, there are some limitations under federal income tax laws applicable to REITs that limit our ability to sell assets. In addition, because our properties are generally mortgaged to secure our debts, we may not be able to obtain a release of a lien on a mortgaged property without the payment of the associated debt and/or a substantial prepayment penalty, which restricts our ability to dispose of a property, even though the sale might otherwise be desirable. Furthermore, the number of prospective buyers interested in purchasing shopping centers is limited. Therefore, if we want to sell one or more of our Centers, we may not be able to dispose of it in the desired time period and may receive less consideration than we originally invested in the Center.
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
Each of our Centers has comprehensive liability, fire, extended coverage and rental loss insurance with insured limits customarily carried for similar properties. We do not insure certain types of losses (such as losses from wars), because they are either uninsurable or not economically insurable. In addition, while we or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in California, the policies are subject to a deductible equal to 5% of the total insured value of each Center, a $100,000 per occurrence minimum and a combined annual aggregate loss limit of $150 million on these Centers. We or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in the Pacific Northwest and in the New Madrid Seismic Zone. However, the policies are subject to a deductible equal to 2% of the total insured value of each Center, a $50,000 per occurrence minimum and a combined annual aggregate loss limit of $200 million on these Centers. While we or the relevant joint venture also carries standalone terrorism insurance on the Centers, the policies are subject to a $50,000 deductible and a combined annual aggregate loss limit of $1 billion. Each Center has environmental insurance covering eligible third‑party losses, remediation and non-owned disposal sites, subject to a $100,000 deductible and a $50 million three-year aggregate loss limit. Some environmental losses are not covered by this insurance because they are uninsurable or not economically insurable. Furthermore, we carry title insurance on substantially all of the Centers for generally less than their full value.
If an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property, but may remain obligated for any mortgage debt or other financial obligations related to the property.
We face risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.
We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other significant disruption involving our IT networks and related systems could disrupt the proper functioning of our networks and systems; result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines; result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or damage our reputation among our tenants and investors generally. Moreover, cyber attacks perpetrated against our Anchors and tenants, including unauthorized access to customers’ credit card data and other confidential information, could diminish consumer confidence and consumer spending and negatively impact our business.
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
Our total outstanding loan indebtedness at December 31, 2014 was $7.1 billion (consisting of $6.3 billion of consolidated debt, less $0.2 billion attributable to noncontrolling interests, plus $1.0 billion of our pro rata share of unconsolidated joint venture debt). Approximately $406.8 million of such indebtedness (at our pro rata share) matures in 2015.

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
We own partial interests in property partnerships that own 16 Joint Venture Centers as well as several development sites. We may acquire partial interests in additional properties through joint venture arrangements. Investments in Joint Venture Centers involve risks different from those of investments in Wholly Owned Centers.
We have fiduciary responsibilities to our joint venture partners that could affect decisions concerning the Joint Venture Centers. Third parties in certain Joint Venture Centers (notwithstanding our majority legal ownership) share control of major decisions relating to the Joint Venture Centers, including decisions with respect to sales, refinancings and the timing and amount of additional capital contributions, as well as decisions that could have an adverse impact on us.
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
An ownership limit and certain of our Charter and bylaw provisions could inhibit a change of control or reduce the value of our common stock.
The Ownership Limit. In order for us to maintain our qualification as a REIT, not more than 50% in value of our outstanding stock (after taking into account certain options to acquire stock) may be owned, directly or indirectly or through the application of certain attribution rules, by five or fewer individuals (as defined in the Internal Revenue Code to include some entities that would not ordinarily be considered “individuals”) at any time during the last half of a taxable year. To assist us in maintaining our qualification as a REIT, among other purposes, our Charter restricts ownership of more than 5% (the “Ownership Limit”) of the lesser of the number or value of our outstanding shares of stock by any single stockholder or a group of stockholders (with limited exceptions). In addition to enhancing preservation of our status as a REIT, the Ownership Limit may:

•
have the effect of delaying, deferring or preventing a change in control of us or other transaction without the approval of our board of directors, even if the change in control or other transaction is in the best interests of our stockholders; and

•
limit the opportunity for our stockholders to receive a premium for their common stock or preferred stock that they might otherwise receive if an investor were attempting to acquire a block of stock in excess of the Ownership Limit or otherwise effect a change in control of us.

Our board of directors, in its sole discretion, may waive or modify (subject to limitations and upon any conditions as it may direct) the Ownership Limit with respect to one or more of our stockholders, if it is satisfied that ownership in excess of this limit will not jeopardize our status as a REIT.
Selected Provisions of our Charter, Bylaws and Maryland Law. Some of the provisions of our Charter, bylaws and Maryland law may have the effect of delaying, deferring or preventing a third party from making an acquisition proposal for us and may inhibit a change in control that some, or a majority, of our stockholders might believe to be in their best interests or that could give our stockholders the opportunity to realize a premium over the then-prevailing market prices for our shares. These provisions include the following:

•	advance notice requirements for stockholder nominations of directors and stockholder proposals to be considered at stockholder meetings;

•	the obligation of the directors to consider a variety of factors with respect to a proposed business combination or other change of control transaction;

•	the authority of the directors to classify or reclassify unissued shares and issue one or more series of common stock or preferred stock;

•	the authority to create and issue rights entitling the holders thereof to purchase shares of stock or other securities from us; and

•	limitations on the amendment of our Charter and bylaws, the change in control of us, and the liability of our directors and officers.
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
The Maryland General Corporation Law also provides that the acquirer of certain levels of voting power in electing directors of a Maryland corporation (one-tenth or more but less than one-third, one-third or more but less than a majority and a majority or more) is not entitled to vote the shares in excess of the applicable threshold, unless voting rights for the shares are approved by holders of two-thirds of the disinterested shares or unless the acquisition of the shares has been specifically or generally approved or exempted from the statute by a provision in our Charter or bylaws adopted before the acquisition of the shares. Our Charter exempts from these provisions voting rights of shares owned or acquired by the principals and their respective affiliates and related persons. Our bylaws also contain a provision exempting from this statute any acquisition by any person of shares of our common stock. There can be no assurance that this bylaw will not be amended or eliminated in the future. The Maryland General Corporation Law and our Charter also contain supermajority voting requirements with respect to our ability to amend certain provisions of our Charter, merge, or sell all or substantially all of our assets. Furthermore, the Maryland General Corporation Law permits our board of directors, without stockholder approval and regardless of what is currently provided in our Charter or bylaws, to adopt certain Charter and bylaw provisions, such as a classified board, that may have the effect of delaying or preventing a third party from making an acquisition proposal for us.
FEDERAL INCOME TAX RISKS
The tax consequences of the sale of some of the Centers and certain holdings of the principals may create conflicts of interest.
The principals will experience negative tax consequences if some of the Centers are sold. As a result, the principals may not favor a sale of these Centers even though such a sale may benefit our other stockholders. In addition, the principals may have different interests than our stockholders because they are significant holders of limited partnership units in the Operating Partnership.
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
In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments similar to an investment in our stock. Additional changes to tax laws are likely to continue in the future, and we cannot assure you that any such changes will not adversely affect the taxation of us or our stockholders. Any such changes could have an adverse effect on an investment in our stock or on the market value or the resale potential of our properties.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
The following table sets forth certain information regarding the Centers and other locations that are wholly owned or partly owned by the Company as of December 31, 2014, excluding Great Northern Mall.

Count	Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors (3)	Company-Owned Anchors (3)	Sales PSF (4)
	CONSOLIDATED CENTERS:
1	100%	Arrowhead Towne Center	1993/2002	2004	1,198,000	390,000	94.9%	Dillard's, JCPenney, Macy's, Sears	Dick's Sporting Goods, Forever 21	$673
		Glendale, Arizona
2	100%	Capitola Mall(5)	1977/1995	1988	577,000	188,000	89.9%	Macy's, Sears, Target	Kohl's	$334
		Capitola, California
3	100%	Cascade Mall	1989/1999	1998	589,000	264,000	91.4%	Target	JCPenney, Macy's, Macy's Men's, Children's & Home, Sears(6)	$317
		Burlington, Washington
4	50.1%	Chandler Fashion Center	2001/2002	-	1,320,000	634,000	93.6%	Dillard's, Macy's, Nordstrom, Sears	—	$606
		Chandler, Arizona
5	100%	Danbury Fair Mall	1986/2005	2010	1,271,000	583,000	97.6%	JCPenney, Macy's, Sears	Forever 21, Lord & Taylor	$643
		Danbury, Connecticut
6	100%	Deptford Mall	1975/2006	1990	1,040,000	343,000	98.5%	JCPenney, Macy's, Sears	Boscov's	$526
		Deptford, New Jersey
7	100%	Desert Sky Mall	1981/2002	2007	892,000	281,000	92.8%	Burlington Coat Factory, Dillard's, Sears	La Curacao, Mercado de los Cielos	$302
		Phoenix, Arizona
8	100%	Eastland Mall(5)	1978/1998	1996	1,044,000	554,000	94.8%	Dillard's, Macy's	JCPenney	$371
		Evansville, Indiana
9	100%	Fashion Outlets of Chicago	2013/—	-	529,000	529,000	94.4%	—	—	$651
		Rosemont, Illinois
10	100%	Flagstaff Mall	1979/2002	2007	347,000	143,000	71.8%	Dillard's, Sears	JCPenney	$340
		Flagstaff, Arizona
11	100%	FlatIron Crossing	2000/2002	2009	1,434,000	790,000	93.9%	Dillard's, Macy's, Nordstrom	Dick's Sporting Goods	$532
		Broomfield, Colorado
12	50.1%	Freehold Raceway Mall	1990/2005	2007	1,668,000	870,000	98.6%	JCPenney, Lord & Taylor, Macy's, Nordstrom, Sears	—	$590
		Freehold, New Jersey
13	100%	Fresno Fashion Fair	1970/1996	2006	963,000	402,000	98.4%	Macy's Women's & Home	Forever 21, JCPenney, Macy's Men's & Children's	$601
		Fresno, California
14	100%	Green Acres Mall(5)(7)	1956/2013	2007	1,790,000	746,000	93.0%	—	BJ's Wholesale Club, JCPenney, Kohl's, Macy's, Macy's Men's/Furniture Gallery, Sears, Walmart	$577
		Valley Stream, New York
15	100%	Kings Plaza Shopping Center(5)	1971/2012	2002	1,191,000	463,000	91.9%	Macy's	Lowe's, Sears	$673
		Brooklyn, New York
16	100%	La Cumbre Plaza(5)	1967/2004	1989	491,000	174,000	85.6%	Macy's	Sears	$417
		Santa Barbara, California
17	100%	Lakewood Center	1953/1975	2008	2,066,000	1,000,000	97.3%	—	Costco, Forever 21, Home Depot, JCPenney, Macy's, Target	$431
		Lakewood, California
18	100%	Los Cerritos Center(8)	1971/1999	2010	1,113,000	437,000	98.5%	Macy's, Nordstrom, Sears	Forever 21	$720
		Cerritos, California
19	100%	Northgate Mall	1964/1986	2010	753,000	282,000	96.0%	—	Kohl's, Macy's, Sears	$392
		San Rafael, California

Count	Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors (3)	Company-Owned Anchors (3)	Sales PSF (4)
20	100%	NorthPark Mall	1973/1998	2001	1,050,000	400,000	90.6%	Dillard's, JCPenney, Sears, Von Maur	Younkers	$307
		Davenport, Iowa
21	100%	Oaks, The	1978/2002	2009	1,137,000	579,000	97.9%	JCPenney, Macy's, Macy's Men's & Home	Nordstrom	$512
		Thousand Oaks, California
22	100%	Pacific View	1965/1996	2001	1,021,000	372,000	95.0%	JCPenney, Sears, Target	Macy's	$405
		Ventura, California
23	100%	Queens Center(5)	1973/1995	2004	967,000	411,000	99.1%	JCPenney, Macy's	—	$1,088
		Queens, New York
24	100%	Santa Monica Place	1980/1999	2010	466,000	242,000	92.7%	—	Bloomingdale's, Nordstrom	$754
		Santa Monica, California
25	84.9%	SanTan Village Regional Center	2007/—	2009	1,028,000	691,000	99.1%	Dillard's, Macy's	—	$497
		Gilbert, Arizona
26	100%	South Plains Mall	1972/1998	1995	1,127,000	468,000	95.2%	Sears	Bealls, Dillard's (two), JCPenney	$455
		Lubbock, Texas
27	100%	Stonewood Center(5)	1953/1997	1991	932,000	358,000	99.5%	—	JCPenney, Kohl's, Macy's, Sears	$544
		Downey, California
28	100%	Superstition Springs Center(9)	1990/2002	2002	1,082,000	388,000	92.8%	Dillard's, JCPenney, Macy's, Sears	—	$350
		Mesa, Arizona
29	100%	Towne Mall	1985/2005	1989	350,000	179,000	89.8%	—	Belk, JCPenney, Sears	$323
		Elizabethtown, Kentucky
30	100%	Tucson La Encantada	2002/2002	2005	242,000	242,000	94.5%	—	—	$733
		Tucson, Arizona
31	100%	Twenty Ninth Street(5)	1963/1979	2007	847,000	555,000	97.8%	Macy's	Home Depot	$605
		Boulder, Colorado
32	100%	Valley Mall	1978/1998	1992	507,000	234,000	92.6%	Target	Belk, JCPenney	$271
		Harrisonburg, Virginia
33	100%	Valley River Center(9)	1969/2006	2007	920,000	344,000	98.3%	Macy's	JCPenney, Sports Authority	$461
		Eugene, Oregon
34	100%	Victor Valley, Mall of	1986/2004	2012	576,000	303,000	98.6%	Macy's	JCPenney, Sears	$492
		Victorville, California
35	100%	Vintage Faire Mall	1977/1996	2008	1,129,000	428,000	96.6%	Forever 21, Macy's Women's & Children's, Sears	JCPenney, Macy's Men's & Home	$633
		Modesto, California
36	100%	Washington Square	1974/1999	2005	1,441,000	506,000	94.8%	Macy's, Sears	Dick's Sporting Goods, JCPenney, Nordstrom	$1,012
		Portland, Oregon
37	100%	Wilton Mall	1990/2005	1998	736,000	501,000	94.0%	JCPenney	Bon-Ton, Sears	$276
		Saratoga Springs, New York
		Total Consolidated Centers			35,834,000	16,274,000	95.3%			$556
	UNCONSOLIDATED JOINT VENTURE CENTERS:
38	50%	Biltmore Fashion Park	1963/2003	2006	516,000	211,000	97.9%	—	Macy's, Saks Fifth Avenue	$865
		Phoenix, Arizona
39	50.1%	Corte Madera, Village at	1985/1998	2005	460,000	224,000	96.3%	Macy's, Nordstrom	—	$957
		Corte Madera, California
40	50%	Inland Center(5)(9)	1966/2004	2004	933,000	205,000	98.6%	Macy's, Sears	Forever 21	$409
		San Bernardino, California
41	50%	Kierland Commons	1999/2005	2003	434,000	434,000	97.4%	—	—	$671
		Scottsdale, Arizona

Count	Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors (3)	Company-Owned Anchors (3)	Sales PSF (4)
42	50%	North Bridge, The Shops at(5)	1998/2008	-	660,000	400,000	98.9%	—	Nordstrom	$870
		Chicago, Illinois
43	50%	Scottsdale Fashion Square(8)	1961/2002	2009	1,724,000	753,000	95.9%	Dillard's	Barneys New York, Macy's, Neiman Marcus, Nordstrom	$732
		Scottsdale, Arizona
44	50%	Tysons Corner Center	1968/2005	2014	1,968,000	1,083,000	98.4%	—	Bloomingdale's, L.L. Bean, Lord & Taylor, Macy's, Nordstrom	$821
		Tysons Corner, Virginia
45	19%	West Acres	1972/1986	2001	971,000	418,000	99.8%	Herberger's, Macy's	JCPenney, Sears	$512
		Fargo, North Dakota
		Total Unconsolidated Joint Ventures			7,666,000	3,728,000	97.9%			$724
	REGIONAL SHOPPING CENTERS UNDER REDEVELOPMENT
46	50%	Broadway Plaza(5)(10)	1951/1985	ongoing	774,000	211,000	(11)	Macy's Women's, Children's & Home	Macy's Men's & Juniors, Neiman Marcus, Nordstrom	(11)
		Walnut Creek, California
47	100%	Fashion Outlets of Niagara Falls USA(12)	1982/2011	2014	686,000	686,000	(11)	—	—	(11)
		Niagara Falls, New York
48	50%	Gallery, The(5)(9)(10)	1977/2014	1990	948,000	489,000	(11)	—	Burlington Coat Factory, Century 21	(11)
		Philadelphia, Pennsylvania
49	100%	Paradise Valley Mall(12)	1979/2002	2009	1,151,000	371,000	(11)	Dillard's, JCPenney, Macy's	Costco, Sears	(11)
		Phoenix, Arizona
50	100%	SouthPark Mall(8)(12)	1974/1998	ongoing	855,000	387,000	(11)	Dillard's, Von Maur	JCPenney, Younkers	(11)
		Moline, Illinois
51	100%	Westside Pavilion(12)	1985/1998	2007	755,000	397,000	(11)	Macy's	Nordstrom	(11)
		Los Angeles, California
51		Total Regional Shopping Centers			48,669,000	22,543,000	95.8%			$587
	COMMUNITY/POWER SHOPPING CENTERS
1	50%	Atlas Park, The Shops at(10)	2006/2011	2013	377,000	377,000	64.9%	—	—	—
		Queens, New York
2	50%	Boulevard Shops(10)	2001/2002	2004	185,000	185,000	100.0%	—	—	—
		Chandler, Arizona
3	39.7%	Estrella Falls, The Market at(10)	2009/—	2009	242,000	242,000	95.4%	—	—	—
		Goodyear, Arizona
4	100%	Panorama Mall(12)	1955/1979	2005	312,000	147,000	99.5%	Walmart	—	—
		Panorama, California
5	89.4%	Promenade at Casa Grande(12)	2007/—	2009	909,000	471,000	93.7%	Dillard's, JCPenney, Kohl's, Target	—	—
		Casa Grande, Arizona
6	100%	Southridge Center(12)	1975/1998	2013	823,000	435,000	74.8%	Des Moines Area Community College	Sears, Target, Younkers	—
		Des Moines, Iowa
7	100.0%	Superstition Springs Power Center(12)	1990/2002	-	206,000	53,000	100.0%	Best Buy, Burlington Coat Factory	—	—
		Mesa, Arizona
8	100%	The Marketplace at Flagstaff Mall(5)(12)	2007/—	-	268,000	146,000	100.0%	—	Home Depot	—
		Flagstaff, Arizona
8		Total Community/Power Shopping Centers			3,322,000	2,056,000
59		Total before Other Assets			51,991,000	24,599,000
	OTHER ASSETS:
	100%	Various(12)(13)			572,000	335,000	100.0%	—	Forever 21, Kohl's	—

Count	Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors (3)	Company-Owned Anchors (3)	Sales PSF (4)
	100%	500 North Michigan Avenue(12)	1997/2012	2004	326,000	—	69.4%	—	—	—
		Chicago, Illinois
	50%	Gallery, The (Office)(5)(10)			526,000	—	100.0%	—	—	—
		Philadelphia, Pennsylvania
	100%	Paradise Village Ground Leases(12)			58,000	—	65.5%	—	—	—
		Phoenix, Arizona
	100%	Paradise Village Office Park II(12)			46,000	—	98.5%	—	—	—
		Phoenix, Arizona
	50%	Scottsdale Fashion Square-Office(10)			123,000	—	79.9%	—	—	—
		Scottsdale, Arizona
	50%	Tysons Corner Center-Office(10)			173,000	—	100.0%	—	—	—
		Tysons Corner, Virginia
	50%	Tysons Tower(14)			527,000	—	79.7%	—	—	—
		Tysons Corner, Virginia
		Total Other Assets			2,351,000	335,000
		Grand Total			54,342,000	24,934,000
________________________

(1)
The Company's ownership interest in this table reflects its direct or indirect legal ownership interest. Legal ownership may, at times, not equal the Company's economic interest in the listed properties because of various provisions in certain joint venture agreements regarding distributions of cash flow based on capital account balances, allocations of profits and losses and payments of preferred returns. As a result, the Company's actual economic interest (as distinct from its legal ownership interest) in certain of the properties could fluctuate from time to time and may not wholly align with its legal ownership interests. Substantially all of the Company's joint venture agreements contain rights of first refusal, buy-sell provisions, exit rights, default dilution remedies and/or other break up provisions or remedies which are customary in real estate joint venture agreements and which may, positively or negatively, affect the ultimate realization of cash flow and/or capital or liquidation proceeds. See “Item 1A.-Risks Related to Our Organizational Structure-Outside partners in Joint Venture Centers result in additional risks to our stockholders.”

(2)
With respect to 46 Centers, the underlying land controlled by the Company is owned in fee entirely by the Company or, in the case of Joint Venture Centers, by the joint venture property partnership or limited liability company. With respect to the remaining 13 Centers, the underlying land controlled by the Company is owned by third parties and leased to the Company, or the joint venture property partnership or limited liability company, pursuant to long-term ground leases. Under the terms of a typical ground lease, the Company, or the joint venture property partnership or limited liability company, has an option or right of first refusal to purchase the land. The termination dates of the ground leases range from 2016 to 2098.

(3)
Total GLA includes GLA attributable to Anchors (whether owned or non-owned) and Mall and Freestanding Stores as of December 31, 2014. “Non-owned Anchors” is space not owned by the Company (or, in the case of Joint Venture Centers, by the joint venture property partnership or limited liability company) which is occupied by Anchor tenants. “Company-owned Anchors” is space owned (or leased) by the Company (or, in the case of Joint Venture Centers, by the joint venture property partnership or limited liability company) and leased (or subleased) to Anchor tenants.

(4)
Sales per square foot are based on reports by retailers leasing Mall Stores and Freestanding Stores for the trailing twelve months for tenants which have occupied such stores for a minimum of twelve months. Sales per square foot are also based on tenants 10,000 square feet and under for Regional Shopping Centers.

(5)	Portions of the land on which the Center is situated are subject to one or more long-term ground leases.

(6)	Sears closed its store at Cascade Mall in January 2015.

(7)	Century 21 plans to open a 70,000 square foot two-level department store at Green Acres Mall in Fall 2015.

(8)	Dick's Sporting Goods plans to open a new store at Scottsdale Fashion Square, SouthPark Mall and Los Cerritos Center in late 2015.

(9)
These Centers have a vacant Anchor location. The Company is seeking replacement tenants and/or contemplating redevelopment opportunities for these vacant sites. The Company continues to collect rent under the terms of an agreement regarding one of these four vacant Anchor locations.

(10)	Included in Unconsolidated Joint Venture Centers.

(11)
Tenant spaces have been intentionally held off the market and remain vacant because of redevelopment plans. As a result, the Company believes the percentage of mall and freestanding GLA leased and the sales per square foot at this redevelopment property are not meaningful data.

(12)	Included in Consolidated Centers.

(13)
The Company owns a portfolio of nine stores located at shopping centers not owned by the Company. Of these nine stores, two have been leased to Forever 21, one has been leased to Kohl's, and six have been leased for non-Anchor usage. With respect to six of the nine stores, the underlying land is owned in fee entirely by the Company. With respect to the remaining three stores, the underlying land is owned by third parties and leased to the Company pursuant to long-term building or ground leases. Under the terms of a typical building or ground lease, the Company pays rent for the use of the building or land and is generally responsible for all costs and expenses associated with the building and improvements. In some cases, the Company has an option or right of first refusal to purchase the land. The termination dates of the ground leases range from 2018 to 2027.

(14)	Includes a lease commitment for 29,000 square feet entered into on December 30, 2014.
Mortgage Debt
The following table sets forth certain information regarding the mortgages encumbering the Centers, including those Centers in which the Company has less than a 100% interest. The information set forth below is as of December 31, 2014 (dollars in thousands):

Property Pledged as Collateral	Fixed or Floating	Carrying Amount(1)	Effective Interest Rate(2)	Annual Debt Service(3)	Maturity Date(4)	Balance Due on Maturity	Earliest Date Notes Can Be Defeased or Be Prepaid
Consolidated Centers:
Arrowhead Towne Center	Fixed	$228,703	2.76%	$13,572	10/5/18	$199,487	Any Time
Chandler Fashion Center(5)	Fixed	200,000	3.77%	7,500	7/1/19	200,000	7/1/15
Danbury Fair Mall(6)	Fixed	228,529	5.53%	18,456	10/1/20	188,854	Any Time
Deptford Mall	Fixed	197,815	3.76%	11,364	4/3/23	160,294	12/5/15
Deptford Mall	Fixed	14,285	6.46%	1,212	6/1/16	13,877	Any Time
Eastland Mall	Fixed	168,000	5.79%	9,732	6/1/16	168,000	Any Time
Fashion Outlets of Chicago(7)	Floating	119,329	2.97%	3,108	3/5/17	119,329	Any Time
Fashion Outlets of Niagara Falls USA	Fixed	121,376	4.89%	8,724	10/6/20	103,810	Any Time
Flagstaff Mall	Fixed	37,000	5.03%	1,812	11/1/15	37,000	Any Time
FlatIron Crossing	Fixed	261,494	3.90%	16,716	1/5/21	216,740	Any Time
Freehold Raceway Mall(5)	Fixed	229,244	4.20%	13,584	1/1/18	216,258	Any Time
Great Northern Mall(8)	Fixed	34,494	6.54%	2,808	1/1/15	35,328	Any Time
Green Acres Mall	Fixed	313,514	3.61%	17,364	2/3/21	269,922	3/21/15
Kings Plaza Shopping Center	Fixed	480,761	3.67%	26,748	12/3/19	427,423	2/25/15
Lakewood Center(9)	Fixed	253,708	1.80%	13,524	6/1/15	250,000	Any Time
Los Cerritos Center(6)(10)	Fixed	206,548	1.65%	12,108	7/1/18	174,622	Any Time
Northgate Mall(11)	Floating	64,000	3.05%	1,536	3/1/17	64,000	Any Time
Oaks, The	Fixed	210,197	4.14%	12,768	6/5/22	174,311	Any Time
Pacific View	Fixed	133,200	4.08%	8,016	4/1/22	110,597	4/12/17
Queens Center(12)	Fixed	600,000	3.49%	20,928	1/1/25	600,000	1/29/15
Santa Monica Place	Fixed	230,344	2.99%	12,048	1/3/18	214,118	12/28/15
SanTan Village Regional Center	Fixed	133,807	3.14%	7,068	6/1/19	120,238	8/9/15
Stonewood Center(13)	Fixed	111,297	1.80%	7,680	11/1/17	94,471	Any Time
Superstition Springs Center(14)	Floating	68,079	1.98%	1,656	10/28/16	67,500	Any Time
Towne Mall	Fixed	22,607	4.48%	1,404	11/1/22	18,886	Any Time
Tucson La Encantada(15)	Fixed	71,500	4.23%	4,416	3/1/22	59,788	Any Time
Valley Mall	Fixed	41,368	5.85%	3,360	6/1/16	40,169	Any Time
Valley River Center	Fixed	120,000	5.59%	6,696	2/1/16	120,000	Any Time
Victor Valley, Mall of(16)	Fixed	115,000	4.00%	4,560	9/1/24	115,000	10/22/16
Washington Square(17)	Fixed	238,696	1.65%	17,988	1/1/16	224,475	Any Time
Westside Pavilion	Fixed	149,626	4.49%	9,396	10/1/22	125,489	Any Time
		$5,404,521

Property Pledged as Collateral	Fixed or Floating	Carrying Amount(1)	Effective Interest Rate(2)	Annual Debt Service(3)	Maturity Date(4)	Balance Due on Maturity	Earliest Date Notes Can Be Defeased or Be Prepaid
Unconsolidated Joint Venture Centers (at Company's Pro Rata Share):
Boulevard Shops(50.0%)(18)	Floating	$9,958	2.05%	$844	12/16/18	$9,133	Any Time
Broadway Plaza(50.0%)(15)	Fixed	68,237	6.12%	5,460	8/15/15	67,443	Any Time
Corte Madera, The Village at(50.1%)	Fixed	37,762	7.27%	3,265	11/1/16	36,696	Any Time
Estrella Falls, The Market at(39.7%)(19)	Floating	13,319	3.13%	388	6/1/15	13,319	Any Time
Inland Center(50.0%)(20)	Floating	25,000	3.41%	790	4/1/16	25,000	Any Time
Kierland Commons(50.0%)(21)	Floating	67,082	2.25%	2,270	1/2/18	64,281	Any Time
North Bridge, The Shops at(50.0%)(15)	Fixed	96,309	7.52%	8,601	6/15/16	94,258	Any Time
Scottsdale Fashion Square(50.0%)	Fixed	253,472	3.02%	13,281	4/3/23	201,331	4/11/15
Tysons Corner Center(50.0%)(22)	Fixed	415,759	4.13%	24,643	1/1/24	333,233	Any Time
West Acres(19.0%)	Fixed	10,988	6.41%	1,069	10/1/16	10,315	Any Time
		$997,886
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

The debt premiums (discounts) as of December 31, 2014 consisted of the following:

Property Pledged as Collateral
Arrowhead Towne Center	$11,568
Deptford Mall	(8)
Fashion Outlets of Niagara Falls USA	5,414
Lakewood Center	3,708
Los Cerritos Center	17,965
Stonewood Center	7,980
Superstition Springs Center	579
Valley Mall	(132)
Washington Square	9,847
$56,921

(2)	The interest rate disclosed represents the effective interest rate, including the debt premiums (discounts) and deferred finance costs.

(3)	The annual debt service represents the annual payment of principal and interest.

(4)
The maturity date assumes that all extension options are fully exercised and that the Company does not opt to refinance the debt prior to these dates. These extension options are at the Company's discretion, subject to certain conditions, which the Company believes will be met.

(5)	A 49.9% interest in the loan has been assumed by a third party in connection with a co-venture arrangement.

(6)	Northwestern Mutual Life ("NML") is the lender of 50% of the loan. NML is considered a related party as it is a joint venture partner with the Company in Broadway Plaza.

(7)
The construction loan on the property allows for borrowings of up to $140,000, bears interest at LIBOR plus 2.50% and matures on March 5, 2017, including extension options. The Company has a commitment to amend the mortgage loan. The amended $200,000, five-year loan will bear interest at LIBOR plus 1.50%. The Company expects to close the loan modification in March 2015.

(8)
On January 1, 2015, this nonrecourse loan went into maturity default. The Company is working with the loan servicer, which is expected to result in a transition of the property to the loan servicer or a receiver.

(9)
On November 14, 2014, in connection with the acquisition of the PPRLP Queens Portfolio (See "Item 1. Business—Recent Developments—Acquisitions and Dispositions"), the Company assumed the loan on Lakewood Center with a fair value of $254,880 that bears interest at an effective rate of 1.80% and matures on June 1, 2015.

(10)
On November 14, 2014, in connection with the acquisition of the PPRLP Queens Portfolio (See "Item 1. Business—Recent Developments—Acquisitions and Dispositions"), the Company assumed the loan on Los Cerritos Center with a fair value of $207,528 that bears interest at an effective rate of 1.65% and matures on July 1, 2018.

(11)	The loan bears interest at LIBOR plus 2.25% and matures on March 1, 2017.

(12)
On November 14, 2014, in connection with the acquisition of the PPRLP Queens Portfolio (See "Item 1. Business—Recent Developments—Acquisitions and Dispositions"), the Company assumed the loan on Queens Center with a fair value of $600,000 that bears interest at an effective rate of 3.49% and matures on January 1, 2025.

(13)
On November 14, 2014, in connection with the acquisition of the PPRLP Queens Portfolio (See "Item 1. Business—Recent Developments—Acquisitions and Dispositions"), the Company assumed the loan on Stonewood Center with a fair value of $111,910 that bears interest at an effective rate of 1.80% and matures on November 1, 2017.

(14)	The loan bears interest at LIBOR plus 2.30% and matures on October 28, 2016.

(15)	NML is the lender of this loan.

(16)	On August 28, 2014, the Company replaced the existing loan on the property with a new loan that bears interest at an effective rate of 4.00% and matures on September 1, 2024.

(17)
On November 14, 2014, in connection with the acquisition of the PPRLP Queens Portfolio (See "Item 1. Business—Recent Developments—Acquisitions and Dispositions"), the Company assumed the loan on Washington Square with a fair value of $240,341 that bears interest at an effective rate of 1.65% and matures on January 1, 2016.

(18)	The loan bears interest at LIBOR plus 1.75% and matures on December 16, 2018.

(19)
The loan bears interest at LIBOR plus 2.75% and matures on June 1, 2015. On February 3, 2015, the joint venture replaced the existing loan on the property with a new $26,500 loan that bears interest at LIBOR plus 1.70% and matures on February 5, 2020, including a one-year extension option.

(20)
The loan bears interest at LIBOR plus 3.0% and matures on April 1, 2016. On February 17, 2015, in connection with the Company's acquisition of the remaining 50% ownership interest that it did not previously own in Inland Center (See "Item 1. Business—Recent Developments—Acquisitions and Dispositions"), the Company paid off the $50,000 loan on the property.

(21)	The loan bears interest at LIBOR plus 1.9% and matures on January 2, 2018.

(22)	NML is the lender of 33.3% of the loan.
ITEM 3.    LEGAL PROCEEDINGS
None of the Company, the Operating Partnership, the Management Companies or their respective affiliates is currently involved in any material legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The common stock of the Company is listed and traded on the New York Stock Exchange under the symbol "MAC". The common stock began trading on March 10, 1994 at a price of $19 per share. In 2014, the Company's shares traded at a high of $85.55 and a low of $55.21.
As of February 20, 2015, there were approximately 544 stockholders of record. The following table shows high and low sales prices per share of common stock during each quarter in 2014 and 2013 and dividends per share of common stock declared and paid by the Company during each quarter:

	Market Quotation Per Share
			Dividends Declared/Paid
Quarter Ended	High	Low
3/31/14	$62.41	$55.21	$0.62
6/30/14	$68.28	$61.66	$0.62
9/30/14	$68.81	$62.62	$0.62
12/31/14	$85.55	$63.25	$0.65
3/31/13	$64.47	$57.66	$0.58
6/30/13	$72.19	$56.68	$0.58
9/30/13	$66.12	$55.19	$0.58
12/31/13	$60.76	$55.13	$0.62
To maintain its qualification as a REIT, the Company is required each year to distribute to stockholders at least 90% of its net taxable income after certain adjustments. The Company paid all of its 2014 and 2013 quarterly dividends in cash. The timing, amount and composition of future dividends will be determined in the sole discretion of the Company's board of directors and will depend on actual and projected cash flow, financial condition, funds from operations, earnings, capital requirements, annual REIT distribution requirements, contractual prohibitions or other restrictions, applicable law and such other factors as the board of directors deems relevant. For example, under the Company's existing financing arrangements, the Company may pay cash dividends and make other distributions based on a formula derived from funds from operations (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations ("FFO") and Adjusted Funds From Operations ("AFFO")") and only if no default under the financing agreements has occurred, unless, under certain circumstances, payment of the distribution is necessary to enable the Company to continue to qualify as a REIT under the Code.
Stock Performance Graph
The following graph provides a comparison, from December 31, 2009 through December 31, 2014, of the yearly percentage change in the cumulative total stockholder return (assuming reinvestment of dividends) of the Company, the Standard & Poor's ("S&P") 500 Index, the S&P Midcap 400 Index and the FTSE NAREIT All Equity REITs Index, an industry index of publicly-traded REITs (including the Company).
The graph assumes that the value of the investment in each of the Company's common stock and the indices was $100 at the close of the market on December 31, 2009.
Upon written request directed to the Secretary of the Company, the Company will provide any stockholder with a list of the REITs included in the FTSE NAREIT All Equity REITs Index. The historical information set forth below is not necessarily indicative of future performance.

Data for the FTSE NAREIT All Equity REITs Index, the S&P 500 Index and the S&P Midcap 400 Index were provided by Research Data Group.
Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
The Macerich Company	$100.00	$138.64	$154.24	$184.71	$193.95	$285.49
S&P 500 Index	100.00	115.06	117.49	136.30	180.44	205.14
S&P Midcap 400 Index	100.00	126.64	124.45	146.69	195.84	214.97
FTSE NAREIT All Equity REITs Index	100.00	127.95	138.55	165.84	170.58	218.38
Recent Sales of Unregistered Securities
On October 31, 2014 and December 31, 2014, the Company, as general partner of the Operating Partnership, received notices to redeem 2,500 and 2,500 common partnership units of the Operating Partnership, respectively and, thereafter issued 2,500 and 2,500 shares of common stock of the Company, respectively, upon such redemptions. These shares of common stock were issued in private placements to three limited partners of the Operating Partnership, each an accredited investor, pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), provided in Section 4(a)(2) of the Securities Act.
Issuer Repurchases of Equity Securities
None.

ITEM 6.    SELECTED FINANCIAL DATA
The following sets forth selected financial data for the Company on a historical basis. The following data should be read in conjunction with the consolidated financial statements (and the notes thereto) of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations," each included elsewhere in this Form 10-K. All dollars and share amounts are in thousands, except per share data.

	Years Ended December 31,
	2014	2013	2012	2011	2010
OPERATING DATA:
Revenues:
Minimum rents(1)	$633,571	$578,113	$447,321	$381,274	$345,862
Percentage rents	24,350	23,156	21,388	16,818	14,424
Tenant recoveries	361,119	337,772	247,593	215,872	201,344
Management Companies	33,981	40,192	41,235	40,404	42,895
Other	52,226	50,242	39,980	30,376	26,452
Total revenues	1,105,247	1,029,475	797,517	684,744	630,977
Shopping center and operating expenses	353,505	329,795	251,923	213,832	195,608
Management Companies' operating expenses	88,424	93,461	85,610	86,587	90,414
REIT general and administrative expenses	29,412	27,772	20,412	21,113	20,703
Depreciation and amortization	378,716	357,165	277,621	227,980	203,574
Interest expense	190,689	197,247	164,392	167,249	178,181
Loss (gain) on early extinguishment of debt, net(2)	9,551	(1,432)	—	1,485	(3,661)
Total expenses	1,050,297	1,004,008	799,958	718,246	684,819
Equity in income of unconsolidated joint ventures(3)	60,626	167,580	79,281	294,677	79,529
Co-venture expense	(9,490)	(8,864)	(6,523)	(5,806)	(6,193)
Income tax benefit(4)	4,269	1,692	4,159	6,110	9,202
Gain (loss) on sale or write down of assets, net	73,440	(78,057)	28,734	(25,639)	495
Gain on remeasurement of assets(5)	1,423,136	51,205	199,956	3,602	—
Income from continuing operations	1,606,931	159,023	303,166	239,442	29,191
Discontinued operations:(6)
Gain (loss) on disposition of assets, net	—	286,414	50,811	(67,333)	(21)
Income (loss) from discontinued operations	—	3,522	12,412	(3,034)	(750)
Total income (loss) from discontinued operations	—	289,936	63,223	(70,367)	(771)
Net income	1,606,931	448,959	366,389	169,075	28,420
Less net income attributable to noncontrolling interests	107,889	28,869	28,963	12,209	3,230
Net income attributable to the Company	$1,499,042	$420,090	$337,426	$156,866	$25,190
Earnings per common share ("EPS") attributable to the Company—basic:
Income from continuing operations	$10.46	$1.07	$2.07	$1.67	$0.20
Discontinued operations	—	1.94	0.44	(0.49)	(0.01)
Net income attributable to common stockholders	$10.46	$3.01	$2.51	$1.18	$0.19
EPS attributable to the Company—diluted:(7)(8)
Income from continuing operations	$10.45	$1.06	$2.07	$1.67	$0.20
Discontinued operations	—	1.94	0.44	(0.49)	(0.01)
Net income attributable to common stockholders	$10.45	$3.00	$2.51	$1.18	$0.19

	As of December 31,
	2014	2013	2012	2011	2010
BALANCE SHEET DATA:
Investment in real estate (before accumulated depreciation)	$12,777,882	$9,181,338	$9,012,706	$7,489,735	$6,908,507
Total assets	$13,121,778	$9,075,250	$9,311,209	$7,938,549	$7,645,010
Total mortgage and notes payable	$6,292,400	$4,582,727	$5,261,370	$4,206,074	$3,892,070
Redeemable noncontrolling interests	$—	$—	$—	$—	$11,366
Equity(9)	$6,039,849	$3,718,717	$3,416,251	$3,164,651	$3,187,996
OTHER DATA:
Funds from operations ("FFO")—diluted(10)	$542,754	$527,574	$577,862	$399,559	$351,308
Cash flows provided by (used in):
Operating activities	$400,706	$422,035	$351,296	$237,285	$200,435
Investing activities	$(255,791)	$271,867	$(963,374)	$(212,086)	$(142,172)
Financing activities	$(129,723)	$(689,980)	$610,623	$(403,596)	$294,127
Number of Centers at year end	60	64	70	79	84
Regional Shopping Centers portfolio occupancy(11)	95.8%	94.6%	93.8%	92.7%	93.1%
Regional Shopping Centers portfolio sales per square foot(12)	$587	$562	$517	$489	$433
Weighted average number of shares outstanding—EPS basic	143,144	139,598	134,067	131,628	120,346
Weighted average number of shares outstanding—EPS diluted(8)	143,291	139,680	134,148	131,628	120,346
Distributions declared per common share	$2.51	$2.36	$2.23	$2.05	$2.10
_______________________________________________________________________________

(1)
Minimum rents were increased by amortization of above and below-market leases of $9.1 million, $6.6 million, $5.2 million, $9.3 million and $7.1 million for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

(2)
The Company repurchased $180.3 million and $18.5 million of its convertible senior notes (the "Senior Notes") during the years ended December 31, 2011 and 2010, respectively, that resulted in a loss of $1.5 million and $0.5 million on the early extinguishment of debt for the years ended December 31, 2011 and 2010, respectively. The (loss) gain on early extinguishment of debt, net for the years ended December 31, 2014, 2013 and 2010 also includes the (loss) gain on the extinguishment of mortgage notes payable of $(9.6) million, $1.4 million and $4.2 million, respectively.

(3)
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

On February 28, 2011, the Company, in a 50/50 joint venture, acquired The Shops at Atlas Park, a 426,000 square foot community center in Queens, New York, for a total purchase price of $53.8 million. The Company's share of the purchase price was $26.9 million.
On February 28, 2011, the Company acquired the remaining 50% ownership interest in Desert Sky Mall, an 892,000 square foot regional shopping center in Phoenix, Arizona, that it did not previously own for $27.6 million. The purchase price was funded by a cash payment of $1.9 million and the assumption of the third party's pro rata share of the mortgage note payable on the property of $25.8 million. Prior to the acquisition, the Company had accounted for its investment in Desert Sky Mall under the equity method. As of the date of acquisition, the Company has included Desert Sky Mall in its consolidated financial statements.
On April 1, 2011, the Company's joint venture in SDG Macerich Properties, L.P. ("SDG Macerich") conveyed Granite Run Mall, a 1,033,000 square foot regional shopping center in Media, Pennsylvania, to the mortgage note lender by a deed-in-lieu of foreclosure. The mortgage note was non-recourse. The Company's pro rata share of the gain on the extinguishment of debt was $7.8 million.
On December 31, 2011, the Company and its joint venture partner reached agreement for the distribution and conveyance of interests in SDG Macerich that owned 11 regional shopping centers in a 50/50 partnership. Six of the eleven assets were distributed to the Company on December 31, 2011. The Company received 100% ownership of Eastland Mall, a 1,044,000 square foot regional shopping center in Evansville, Indiana; Lake Square Mall, a 559,000 square foot regional shopping center in Leesburg, Florida; SouthPark Mall, an 855,000 square foot regional shopping center in Moline, Illinois; Southridge Center, an 823,000 square foot community center in Des Moines, Iowa; NorthPark Mall, a 1,050,000 square foot regional shopping center in Davenport, Iowa and Valley Mall, a 507,000 square foot regional shopping center in Harrisonburg, Virginia. These wholly-owned assets were recorded at fair value at the date of transfer, which resulted in a gain of $188.3 million. The gain reflected the fair value of the net assets received in excess of the book value of the Company's interest in SDG Macerich.

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
On October 3, 2012, the Company acquired the remaining 75% ownership interest in FlatIron Crossing, a 1,434,000 square foot regional shopping center in Broomfield, Colorado, that it did not previously own for $310.4 million. The purchase price was funded by a cash payment of $195.9 million and the assumption of the third party's pro rata share of the mortgage note payable on the property of $114.5 million. As a result of this transaction, the Company recognized a remeasurement gain of $84.2 million.
On October 26, 2012, the Company acquired the remaining 33.3% ownership interest in Arrowhead Towne Center, a 1,198,000 square foot regional shopping center in Glendale, Arizona, that it did not previously own for $144.4 million. The purchase price was funded by a cash payment of $69.0 million and the assumption of the third party's pro rata share of the mortgage note payable on the property of $75.4 million. As a result of this transaction, the Company recognized a remeasurement gain of $115.7 million.
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
On September 17, 2013, the Company’s joint venture in Camelback Colonnade, a 619,000 square foot community center in Phoenix, Arizona, was restructured. As a result of the restructuring, the Company’s ownership interest in Camelback Colonnade decreased from 73.2% to 67.5%. Prior to the restructuring, the Company had accounted for its investment in Camelback Colonnade under the equity method of accounting due to substantive participation rights held by the outside partners. Upon completion of the restructuring, these substantive participation rights were terminated and the Company obtained voting control of the joint venture. As a result of this transaction, the Company recognized a remeasurement gain of $36.3 million. Since the date of the restructuring, the Company included Camelback Colonnade in its consolidated financial statements until it was sold on December 29, 2014.
On October 8, 2013, the Company's joint venture in Ridgmar Mall, a 1,273,000 square foot regional shopping center in Fort Worth, Texas, sold the property for $60.9 million, which resulted in a gain on the sale of assets of $6.2 million to the joint venture. The Company's share of the gain was $3.1 million. The cash proceeds from the sale were used to pay off the $51.7 million mortgage loan on the property and the remaining $9.2 million net of closing costs was distributed to the partners. The Company used its share of the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On October 24, 2013, the Company acquired the remaining 33.3% ownership interest in Superstition Springs Center, a 1,082,000 square foot regional shopping center in Mesa, Arizona, that it did not previously own for $46.2 million. The purchase price was funded by a cash payment of $23.7 million and the assumption of the third party's pro rata share of the mortgage note payable on the property of $22.5 million. Prior to the acquisition, the Company had accounted for its investment in Superstition Springs Center under the equity method of accounting. As a result of this transaction, the Company recognized a remeasurement gain of $14.9 million. Since the date of acquisition, the Company has included Superstition Springs Center in its consolidated financial statements.
On June 4, 2014, the Company acquired the remaining 49.0% ownership interest in Cascade Mall, a 589,000 square foot regional shopping center in Burlington, Washington, that it did not previously own for a cash payment of $15.2 million. The Company purchased Cascade Mall from its joint venture in Pacific Premier Retail LP. Prior to the acquisition, the Company had accounted for its investment in Cascade Mall under the equity method of accounting. Since the date of acquisition, the Company has included Cascade Mall in its consolidated financial statements.

On July 30, 2014, the Company formed a joint venture with Pennsylvania Real Estate Investment Trust to redevelop The Gallery, a 1,474,000 square foot regional shopping center in Philadelphia, Pennsylvania. The Company invested $106.8 million for a 50% interest in the joint venture, which was funded by borrowings under its line of credit.
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
On November 14, 2014, the Company acquired the remaining 49% ownership interest that it did not previously own in two separate joint ventures, Pacific Premier Retail LP and Queens JV LP, which together owned five Centers: Lakewood Center, a 2,066,000 square foot regional shopping center in Lakewood, California; Los Cerritos Center, a 1,113,000 square foot regional shopping center in Cerritos, California; Queens Center, a 967,000 square foot regional shopping center in Queens, New York; Stonewood Center, a 932,000 square foot regional shopping center in Downey, California; and Washington Square, a 1,441,000 square foot regional shopping center in Portland, Oregon (collectively referred to herein as the "PPRLP Queens Portfolio"). The total consideration of approximately $1.8 billion was funded by the direct issuance of approximately $1.2 billion of common stock of the Company and the assumption of the third party's pro rata share of the mortgage notes payable on the properties of $672.1 million.

(4)	The Company's taxable REIT subsidiaries are subject to corporate level income taxes (See Note 20—Income Taxes in the Company's Notes to the Consolidated Financial Statements).

(5)
Gain on remeasurement of assets includes $1.4 billion from the acquisition of the PPRLP Queens Portfolio during the year ended December 31, 2014, $36.3 million from the acquisition of Camelback Colonnade and $14.9 million from the acquisition of Superstition Springs Center during the year ended December 31, 2013, $84.2 million from the acquisition of FlatIron Crossing and $115.7 million from the acquisition of Arrowhead Towne Center during the year ended December 31, 2012, and $1.9 million from the acquisition of Desert Sky Mall and $1.7 million from the acquisition of Superstition Springs Land during the year ended December 31, 2011.

(6)	Discontinued operations include the following:
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
The Company has classified the results of operations and gain or loss on sale for all of the above dispositions as discontinued operations for all years presented. On April 10, 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-08, which amended the definition of discontinued operations and requires additional disclosures for disposal transactions that do not meet the revised discontinued operations criteria. The Company adopted this pronouncement on January 1, 2014. As a result, properties sold in 2014 have been included in gain (loss) on sale or write down of assets, net, in continuing operations.

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
FFO and FFO on a diluted basis are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization, as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. The Company believes that such a presentation provides investors with a more meaningful measure of its operating results in comparison to the operating results of other REITs. The Company also believes that AFFO and AFFO on a diluted basis provide useful supplemental information regarding the Company's performance as they show a more meaningful and consistent comparison of the Company's operating performance and allow investors to more easily compare the Company's results without taking into account non-cash credits and charges on properties controlled by either a receiver or loan servicer. The Company believes that FFO and AFFO on a diluted basis are measures investors find most useful in measuring the dilutive impact of outstanding convertible securities.
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
Management compensates for the limitations of FFO and AFFO by providing investors with financial statements prepared according to GAAP, along with this detailed discussion of FFO and AFFO and a reconciliation of FFO and AFFO and FFO and AFFO—diluted to net income available to common stockholders. Management believes that to further understand the Company's performance, FFO and AFFO should be compared with the Company's reported net income and considered in addition to cash flows in accordance with GAAP, as presented in the Company's Consolidated Financial Statements. For disclosure of net income, the most directly comparable GAAP financial measure, for the periods presented and a reconciliation of FFO and AFFO and FFO and AFFO—diluted to net income, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations ("FFO") and Adjusted Funds From Operations ("AFFO")".

The computation of FFO and AFFO—diluted includes the effect of share and unit-based compensation plans and the Senior Notes calculated using the treasury stock method. It also assumes the conversion of MACWH, LP common and preferred units and all other securities to the extent that they are dilutive to the FFO and AFFO—diluted computation.

(11)
Occupancy is the percentage of Mall and Freestanding GLA leased as of the last day of the reporting period. Centers under development and redevelopment are excluded from occupancy. As a result, occupancy for the year ended December 31, 2014 excluded Broadway Plaza, Fashion Outlets of Niagara Falls USA, The Gallery, Paradise Valley Mall, SouthPark Mall and Westside Pavilion. Occupancy for the year ended December 31, 2013 excluded Paradise Valley Mall. Occupancy for the years ended December 31, 2012 and 2011 excluded The Shops at Atlas Park and Southridge Center. Occupancy for the year ended December 31, 2010 excluded Santa Monica Place.

In addition, occupancy for the year ended December 31, 2013 excluded Rotterdam Square, which was sold on January 15, 2014. Furthermore, occupancy for the year ended December 31, 2014 excluded Great Northern Mall, which is in maturity default, and occupancy for the years ended December 31, 2011 and 2010 excluded Valley View Center, which was sold by a court-appointed receiver in 2012.

(12)
Sales per square foot are based on reports by retailers leasing Mall Stores and Freestanding Stores for the trailing twelve months for tenants which have occupied such stores for a minimum of twelve months. Sales per square foot also are based on tenants 10,000 square feet and under for Regional Shopping Centers. The sales per square foot exclude Centers under development and redevelopment. As a result, sales per square foot for the year ended December 31, 2014 excluded Broadway Plaza, Fashion Outlets of Niagara Falls USA, The Gallery, Paradise Valley Mall, SouthPark Mall and Westside Pavilion. Sales per square foot for the year ended December 31, 2013 excluded Paradise Valley Mall. Sales per square foot for the year ended December 31, 2010 excluded Santa Monica Place.

In addition, sales per square foot for the year ended December 31, 2013 excluded Rotterdam Square, which was sold on January 15, 2014. Furthermore, sales per square foot for the year ended December 31, 2014 excluded Great Northern Mall, which is in maturity default, and sales per square foot for the years ended December 31, 2011 and 2010 excluded Valley View Center, which was sold by a court-appointed receiver in 2012.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, the Operating Partnership. As of December 31, 2014, the Operating Partnership owned or had an ownership interest in 52 regional shopping centers and eight community/power shopping centers. These 60 regional and community/power shopping centers (which include any related office space) consist of approximately 55 million square feet of gross leasable area (“GLA”) and are referred to herein as the “Centers”. The Centers consist of consolidated Centers (“Consolidated Centers”) and unconsolidated joint venture Centers (“Unconsolidated Joint Venture Centers”) as set forth in “Item 2. Properties,” unless the context otherwise requires. The Company is a self-administered and self-managed REIT and conducts all of its operations through the Operating Partnership and the Management Companies.
The following discussion is based primarily on the consolidated financial statements of the Company for the years ended December 31, 2014, 2013 and 2012. It compares the results of operations and cash flows for the year ended December 31, 2014 to the results of operations and cash flows for the year ended December 31, 2013. Also included is a comparison of the results of operations and cash flows for the year ended December 31, 2013 to the results of operations and cash flows for the year ended December 31, 2012. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
Acquisitions and Dispositions:
The financial statements reflect the following acquisitions, dispositions and changes in ownership subsequent to the occurrence of each transaction.
On February 29, 2012, the Company acquired a 326,000 square foot mixed-use retail/office building ("500 North Michigan Avenue") in Chicago, Illinois, for $70.9 million. The purchase price was funded by borrowings under the Company's line of credit.
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
On October 3, 2012, the Company acquired the remaining 75% ownership interest in FlatIron Crossing, a 1,434,000 square foot regional shopping center in Broomfield, Colorado, that it did not previously own for a cash payment of $195.9 million and the assumption of the third party's share of the mortgage note payable of $114.5 million. The cash payment was funded from borrowings under the Company's line of credit. As a result of the acquisition, the Company recognized a gain on remeasurement of assets of $84.2 million.
On October 26, 2012, the Company acquired the remaining 33.3% ownership interest in Arrowhead Towne Center, a 1,198,000 square foot regional shopping center in Glendale, Arizona, that it did not previously own for $144.4 million. The Company funded the purchase price by a cash payment of $69.0 million and the assumption of the third party's pro rata share of the mortgage note payable on the property of $75.4 million. The cash payment was funded from borrowings under the Company's line of credit. As a result of the acquisition, the Company recognized a gain on remeasurement of assets of $115.7 million.
On November 28, 2012, the Company acquired Kings Plaza Shopping Center, a 1,191,000 square foot regional shopping center in Brooklyn, New York, for a purchase price of $756.0 million. The purchase price was funded from a cash payment of $726.0 million and the issuance of $30.0 million in restricted common stock of the Company. The cash payment was provided by the placement of a mortgage note payable on the property that allowed for borrowings of up to $500.0 million and from borrowings under the Company's line of credit. Concurrent with the acquisition, the Company borrowed $354.0 million on the loan. On January 3, 2013, the Company exercised its option to borrow the remaining $146.0 million of the loan.
On January 24, 2013, the Company acquired Green Acres Mall, a 1,790,000 square foot regional shopping center in Valley Stream, New York, for a purchase price of $500.0 million. The purchase price was funded from the placement of a $325.0 million mortgage note on the property and $175.0 million from borrowings under the Company's line of credit.
On April 25, 2013, the Company acquired a 19 acre parcel of land adjacent to Green Acres Mall for $22.6 million. The payment was funded by borrowings from the Company's line of credit.
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
On September 17, 2013, the Company’s joint venture in Camelback Colonnade, a 619,000 square foot community center in Phoenix, Arizona, was restructured. As a result of the restructuring, the Company’s ownership interest in Camelback Colonnade decreased from 73.2% to 67.5%. Prior to the restructuring, the Company had accounted for its investment in Camelback Colonnade under the equity method of accounting due to substantive participation rights held by the outside partners. Upon completion of the restructuring, these substantive participation rights were terminated and the Company obtained voting control of the joint venture. As a result of the restructuring, the Company recognized a gain on remeasurement of assets of $36.3 million. This transaction is referred to herein as the "Camelback Colonnade Restructuring." Since the date of the restructuring, the Company included Camelback Colonnade in its consolidated financial statements until it was sold on December 29, 2014.
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
On October 24, 2013, the Company acquired the remaining 33.3% ownership interest in Superstition Springs Center that it did not previously own for $46.2 million. The purchase price was funded by a cash payment of $23.7 million and the assumption of the third party's pro rata share of the mortgage note payable on the property of $22.5 million. As a result of the acquisition, the Company recognized a gain on remeasurement of assets of $14.9 million.
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
On March 17, 2014, the Company sold Lake Square Mall, a 559,000 square foot regional shopping center in Leesburg, Florida, for $13.3 million, resulting in a loss on the sale of assets of $0.9 million. The sales price was funded by a cash payment of $3.7 million and the issuance of two notes receivable totaling $9.6 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.
On June 4, 2014, the Company acquired the remaining 49% ownership interest in Cascade Mall, a 589,000 square foot regional shopping center in Burlington, Washington, that it did not previously own for a cash payment of $15.2 million. The Company purchased Cascade Mall from its joint venture partner in Pacific Premier Retail LP. The cash payment was funded by borrowings under the Company's line of credit.

On July 7, 2014, the Company sold a former Mervyn's store in El Paso, Texas for $3.6 million, resulting in a loss on the sale of assets of $0.2 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On July 30, 2014, the Company formed a joint venture with Pennsylvania Real Estate Investment Trust to redevelop The Gallery, a 1,474,000 square foot regional shopping center in Philadelphia, Pennsylvania. The Company invested $106.8 million for a 50% interest in the joint venture, which was funded by borrowings under its line of credit.
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
On September 11, 2014, the Company sold a leasehold interest in a former Mervyn's store in Laredo, Texas for $1.2 million, resulting in a gain on the sale of assets of $0.3 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On October 10, 2014, the Company sold a former Mervyn's store in Marysville, California for $1.9 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On October 31, 2014, the Company sold South Towne Center, a 1,278,000 square foot regional shopping center in Sandy, Utah, for $205.0 million, resulting in a gain on the sale of assets of $121.9 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On October 31, 2014, the Company acquired the remaining 40% ownership interest in Fashion Outlets of Chicago, a 529,000 square foot outlet center in Rosemont, Illinois, that it did not previously own for $70.0 million. The purchase price was funded by a cash payment of $55.9 million and the settlement of $14.1 million in notes receivable. The cash payment was funded by borrowings under the Company's line of credit.
On November 13, 2014, the Company formed a joint venture to develop a 500,000 square foot outlet center at Candlestick Point in San Francisco, California. In connection with the formation of the joint venture, the Company issued a note receivable for $65.1 million to its joint venture partner that bears interest at LIBOR plus 2.0% and matures upon the completion of certain milestones in connection with the development of Candlestick Point. The note receivable was funded by borrowings under the Company's line of credit.
On November 14, 2014, the Company acquired the remaining 49% ownership interest that it did not previously own in two separate joint ventures, Pacific Premier Retail LP and Queens JV LP, which together owned five Centers: Lakewood Center, a 2,066,000 square foot regional shopping center in Lakewood, California; Los Cerritos Center, a 1,113,000 square foot regional shopping center in Cerritos, California; Queens Center, a 967,000 square foot regional shopping center in Queens, New York; Stonewood Center, a 932,000 square foot regional shopping center in Downey, California; and Washington Square, a 1,441,000 square foot regional shopping center in Portland, Oregon (collectively referred to herein as the "PPRLP Queens Portfolio"). The total consideration of approximately $1.8 billion was funded by the direct issuance of approximately $1.2 billion of common stock of the Company and the assumption of the third party's pro rata share of the mortgage notes payable on the properties of $672.1 million. As a result of the acquisition, the Company recognized a gain on remeasurement of assets of $1.4 billion.
On November 20, 2014, the Company purchased a 45% interest in 443 North Wabash Avenue, a 65,000 square foot undeveloped site adjacent to the Company's joint venture in The Shops at North Bridge in Chicago, Illinois, for a cash payment of $18.9 million. The cash payment was funded by borrowings under the Company's line of credit.
On December 29, 2014, the Company sold its 67.5% ownership interest in its consolidated joint venture in Camelback Colonnade, a 619,000 square foot community center in Phoenix, Arizona, for $92.9 million, resulting in a gain on the sale of assets of $24.6 million. The sales price was funded by a cash payment of $61.2 million and the assumption of the Company's share of the mortgage note payable on the property of $31.7 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.

Financing Activity:
On August 28, 2014, the Company replaced the existing loan on Mall of Victor Valley with a new $115.0 million loan that bears interest at an effective rate of 4.00% and matures on September 1, 2024.
On November 14, 2014, in connection with the acquisition of the PPRLP Queens Portfolio (See “Acquisitions and Dispositions”), the Company assumed the loans on the following Centers: Lakewood Center with a fair value of $254.9 million that bears interest at an effective rate of 1.80% and matures on June 1, 2015, Los Cerritos Center with a fair value of $207.5 million that bears interest at an effective rate of 1.65% and matures on July 1, 2018, Queens Center with a fair value of $600.0 million that bears interest at an effective rate of 3.49% and matures on January 1, 2025, Stonewood Center with a fair value of $111.9 million that bears interest at an effective rate of 1.80% and matures on November 1, 2017, and Washington Square with a fair value of $240.3 million that bears interest at an effective rate of 1.65% and matures on January 1, 2016.
On December 22, 2014, the Company prepaid a total of $254.2 million of mortgage debt on Fresno Fashion Fair and Vintage Faire Mall with a weighted average interest rate of 6.4%. The Company incurred a charge of $9.0 million in connection with the early extinguishment of debt.
Redevelopment and Development Activity:
The Company's joint venture in Tysons Corner Center, a 2,141,000 square foot regional shopping center in Tysons Corner, Virginia, is currently expanding the property to include a 527,000 square foot office tower, a 430 unit residential tower and a 300 room Hyatt Regency hotel. The joint venture started the expansion project in October 2011. The office tower commenced occupancy in July 2014 and the joint venture expects the balance of the project to be completed in early 2015. The total cost of the project is estimated to be $524.0 million, with $262.0 million estimated to be the Company's pro rata share. The Company has funded $235.0 million of the total $470.0 million incurred by the joint venture as of December 31, 2014.
In November 2013, the Company started construction on the 175,000 square foot expansion of Fashion Outlets of Niagara Falls USA, a 686,000 square foot outlet center in Niagara Falls, New York. The Company completed the project in October 11-1-14. As of December 31, 2014, the Company had incurred $84.3 million of development costs.
In February 2014, the Company's joint venture in Broadway Plaza started construction on the 235,000 square foot expansion of the 774,000 square foot regional shopping center in Walnut Creek, California. The joint venture expects to complete the project in phases with the first phase anticipated to be completed in Fall 9/1/15. The total cost of the project is estimated to be $270.0 million, with $135.0 million estimated to be the Company's pro rata share. The Company has funded $45.0 million of the total $90.1 million incurred by the joint venture as of December 31, 2014.
Other Transactions and Events:
On April 23, 2012, Valley View Center was sold by the receiver for $33.5 million, which resulted in a gain on the extinguishment of debt of $104.0 million.
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
On January 1, 2015, the mortgage note payable on Great Northern Mall, an 895,000 square foot regional shopping center in Clay, New York, went into maturity default. The mortgage note payable is a non-recourse loan. The Company is working with the loan servicer, which is expected to result in a transition of the property to the loan servicer or a receiver. Consequently, Great Northern Mall has been excluded from certain 2014 performance metrics and related discussions, including tenant sales per square foot, occupancy rates and releasing spreads (See "Results of Operations").

Inflation:
In the last five years, inflation has not had a significant impact on the Company because of a relatively low inflation rate. Most of the leases at the Centers have rent adjustments periodically throughout the lease term. These rent increases are either in fixed increments or based on using an annual multiple of increases in the Consumer Price Index ("CPI"). In addition, approximately 5% to 12% of the leases for spaces 10,000 square feet and under expire each year, which enables the Company to replace existing leases with new leases at higher base rents if the rents of the existing leases are below the then existing market rate. The Company has generally entered into leases that require tenants to pay a stated amount for operating expenses, generally excluding property taxes, regardless of the expenses actually incurred at any Center, which places the burden of cost control on the Company. Additionally, certain leases require the tenants to pay their pro rata share of operating expenses.
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
Some of these estimates and assumptions include judgments on revenue recognition, estimates for common area maintenance and real estate tax accruals, provisions for uncollectible accounts, impairment of long-lived assets, the allocation of purchase price between tangible and intangible assets, capitalization of costs and fair value measurements. The Company's significant accounting policies are described in more detail in Note 2—Summary of Significant Accounting Policies in the Company's Notes to the Consolidated Financial Statements. However, the following policies are deemed to be critical.
Revenue Recognition:
Minimum rental revenues are recognized on a straight-line basis over the term of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight line rent adjustment." Currently, 71% of the Mall Store and Freestanding Store leases contain provisions for CPI rent increases periodically throughout the term of the lease. The Company believes that using an annual multiple of CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases. Percentage rents are recognized when the tenants' specified sales targets have been met. Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred. Other tenants pay a fixed rate and these tenant recoveries are recognized as revenues on a straight-line basis over the term of the related leases.
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
Acquisitions:
The Company allocates the estimated fair value of acquisitions to land, building, tenant improvements and identified intangible assets and liabilities, based on their estimated fair values. In addition, any assumed mortgage notes payable are recorded at their estimated fair values. The estimated fair value of the land and buildings is determined utilizing an “as if vacant” methodology. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair value basis at the acquisition date prorated over the remaining lease terms. The tenant improvements are classified as an asset under property and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (i) leasing commissions and legal costs, which represent the value associated with “cost avoidance” of acquiring in-place leases, such as lease commissions paid under terms generally experienced in the Company's markets; (ii) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased; and (iii) above or below-market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. Leasing commissions and legal costs are recorded in deferred charges and other assets and are amortized over the remaining lease terms. The value of in-place leases are recorded in deferred charges and other assets and amortized over the remaining lease terms plus an estimate of renewal term of the acquired leases. Above or below-market leases are classified in deferred charges and other assets or in other accrued liabilities, depending on whether the contractual terms are above or below-market, and the asset or liability is amortized to minimum rents over the remaining terms of the leases. The remaining lease terms of below-market leases may include certain below-market fixed-rate renewal periods. In considering whether or not a lessee will execute a below-market fixed-rate lease renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition such as tenant mix in the Center, the Company's relationship with the tenant and the availability of competing tenant space. The initial allocation of purchase price is based on management's preliminary assessment, which may change when final information becomes available. Subsequent adjustments made to the initial purchase price allocation are made within the allocation period, which does not exceed one year. The purchase price allocation is described as preliminary if it is not yet final. The use of different assumptions in the allocation of the purchase price of the acquired assets and liabilities assumed could affect the timing of recognition of the related revenues and expenses.
The Company immediately expenses costs associated with business combinations as period costs.
Remeasurement gains are recognized when the Company obtains control of an existing equity method investment to the extent that the fair value of the existing equity investment exceeds the carrying value of the investment.
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
Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity's own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
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
For purposes of the discussion below, the Company defines "Same Centers" as those Centers that are substantially complete and in operation for the entirety of both periods of the comparison. Non-Same Centers for comparison purposes include recently acquired properties (“Acquisition Properties”), those Centers or properties that are going through a substantial redevelopment often resulting in the closing of a portion of the Center (“Redevelopment Properties”) and properties that have been disposed of in 2014 ("Disposition Properties"). The Company moves a Center in and out of Same Centers based on whether the Center is substantially complete and in operation for the entirety of both periods of the comparison. Accordingly, the Same Centers consist of all consolidated Centers, excluding the Acquisition Properties, the Redevelopment Properties and the Disposition Properties for the periods of comparison.
For comparison of the year ended December 31, 2014 to the year ended December 31, 2013, the Acquisition Properties include Green Acres Mall, Green Acres Adjacent, Camelback Colonnade, Superstition Springs Center, Cascade Mall and the PPRLP Queens Portfolio. For comparison of the year ended December 31, 2013 to the year ended December 31, 2012, the Acquisition Properties include 500 North Michigan Avenue, FlatIron Crossing, Arrowhead Towne Center, Kings Plaza Shopping Center, Green Acres Mall, Green Acres Adjacent, Camelback Colonnade and Superstition Springs Center. The increase in revenues and expenses of the Acquisition Properties from the year ended December 31, 2013 to the year ended December 31, 2014 is primarily due to the acquisitions of Superstition Springs Center and the PPRLP Queens Portfolio (See

"Acquisitions and Dispositions" in Management's Overview and Summary). The increase in revenues and expenses of the Acquisition Properties from the year ended December 31, 2012 to the year ended December 31, 2013 is primarily due to the acquisitions of Kings Plaza Shopping Center and Green Acres Mall (See "Acquisitions and Dispositions" in Management's Overview and Summary).
For the comparison of the year ended December 31, 2014 to the year ended December 31, 2013, the "Redevelopment Properties" are Fashion Outlets of Chicago, Paradise Valley Mall, SouthPark Mall, Fashion Outlets of Niagara Falls USA and Westside Pavilion. For the comparison of the year ended December 31, 2013 to the year ended December 31, 2012, the "Redevelopment Properties" are Fashion Outlets of Chicago and Paradise Valley Mall. The change in revenues and expenses at the Redevelopment Properties for the comparison of the year ended December 31, 2014 to the year ended December 31, 2013 and the comparison of the year ended December 31, 2013 to the year ended December 31, 2012 is primarily due to the opening of Fashion Outlets of Chicago on August 1, 2013.
On April 10, 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-08, which amended the definition of discontinued operations and requires additional disclosures for disposal transactions that do not meet the revised discontinued operations criteria. The Company adopted this pronouncement on January 1, 2014. As a result, the disposition of properties during the year ended December 31, 2014 have been included in the results of continuing operations instead of discontinued operations. For comparison of the year ended December 31, 2014 to the year ended December 31, 2013, the Disposition Properties include Rotterdam Square, Somersville Towne Center, Lake Square Mall, South Towne Center and Camelback Colonnade. Properties disposed of prior to January 1, 2014 have been included in discontinued operations.
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
Tenant sales per square foot increased from $562 for the twelve months ended December 31, 2013 to $587 for the twelve months ended December 31, 2014. Occupancy rate increased from 94.6% at December 31, 2013 to 95.8% at December 31, 2014. Releasing spreads increased 22.0% for the twelve months ended December 31, 2014. These calculations exclude Centers under development or redevelopment and property dispositions (See "Acquisitions and Dispositions" in Management's Overview and Summary). As discussed above, Great Northern Mall was excluded for the twelve months ended December 31, 2014 (See "Other Transactions and Events" in Management's Overview and Summary).
Releasing spreads remained positive as the Company was able to lease available space at average higher rents than the expiring rental rates, resulting in a releasing spread of $9.82 per square foot ($54.48 on new and renewal leases executed compared to $44.66 on leases expiring), representing a 22.0% increase for the trailing twelve months ended December 31, 2014. The Company expects that releasing spreads will continue to be positive for 2015 as it renews or relets leases that are scheduled to expire. These leases that are scheduled to expire represent 1.0 million square feet of the Centers, accounting for 11.0% of the GLA of mall stores and freestanding stores, for spaces 10,000 square feet and under, as of December 31, 2014.
During the trailing twelve months ended December 31, 2014, the Company signed 315 new leases and 361 renewal leases comprising approximately 1.3 million square feet of GLA, of which 1.1 million square feet related to the consolidated Centers. The annual initial average base rent for new and renewal leases was $54.48 per square foot for the trailing twelve months ended December 31, 2014 with an average tenant allowance of $19.54 per square foot.
Comparison of Years Ended December 31, 2014 and 2013
Revenues:
Minimum and percentage rents (collectively referred to as "rental revenue") increased by $56.7 million, or 9.4%, from 2013 to 2014. The increase in rental revenue is attributed to an increase of $41.3 million from the Acquisition Properties, $14.7 million from the Redevelopment Properties and $7.1 million from the Same Centers offset in part by a decrease of $6.4 million from the Disposition Properties. The increase at the Same Centers is primarily attributed to an increase in releasing spreads and an increase in tenant occupancy.

Rental revenue includes the amortization of above and below-market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below-market leases increased from $6.6 million in 2013 to $9.1 million in 2014. The amortization of straight-line rents decreased from $7.5 million in 2013 to $5.8 million in 2014. Lease termination income increased from $3.3 million in 2013 to $9.1 million in 2014.
Tenant recoveries increased $23.3 million, or 6.9%, from 2013 to 2014. The increase in tenant recoveries is attributed to an increase of $17.9 million from the Acquisition Properties, $7.5 million from the Redevelopment Properties and $0.7 million from the Same Centers offset in part by a decrease of $2.8 million from the Disposition Properties.
Management Companies' revenue decreased from $40.2 million in 2013 to $34.0 million in 2014. The decrease is primarily due to a reduction in management fees from the sale of Kitsap Mall, Redmond Town Center and Ridgmar Mall in 2013, the sale of Cascade Mall in 2014, the conversion of Superstition Springs Center to a consolidated Center in 2013 and the conversion of the PPRLP Queens Portfolio to consolidated Centers in 2014 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Shopping Center and Operating Expenses:
Shopping center and operating expenses increased $23.7 million, or 7.2%, from 2013 to 2014. The increase in shopping center and operating expenses is attributed to an increase of $19.7 million from the Acquisition Properties and $13.4 million from the Redevelopment Properties offset in part by a decrease of $6.8 million from the Disposition Properties and $2.6 million from the Same Centers.
Management Companies' Operating Expenses:
Management Companies' operating expenses decreased $5.0 million from 2013 to 2014 due to a decrease in compensation costs.
REIT General and Administrative Expenses:
REIT general and administrative expenses increased by $1.6 million from 2013 to 2014 primarily due to the transaction costs in connection with the acquisition of Cascade Mall, The Gallery and the PPRLP Queens Portfolio in 2014.
Depreciation and Amortization:
Depreciation and amortization increased $21.6 million from 2013 to 2014. The increase in depreciation and amortization is primarily attributed to an increase of $28.5 million from the Acquisition Properties and $6.6 million from the Redevelopment Properties offset in part by a decrease of $12.0 million from the Same Centers and $1.5 million from the Disposition Properties.
Interest Expense:
Interest expense decreased $6.6 million from 2013 to 2014. The decrease in interest expense is primarily attributed to a decrease of $5.6 million from reduced borrowings under the line of credit, $5.2 million from the Same Centers, $1.3 million from the Disposition Properties and $0.4 million from the term loan offset in part by an increase of $5.8 million from the Acquisition Properties and $0.1 million from the Redevelopment Properties.
The above interest expense items are net of capitalized interest, which increased from $10.8 million in 2013 to $12.6 million in 2014.
Loss (Gain) on Early Extinguishment of Debt, net:
The change in loss (gain) on early extinguishment of debt was $11.0 million from 2013 to 2014, resulting from a loss on early extinguishment of debt of $9.6 million in 2014 compared to a gain on early extinguishment of debt of $1.4 million in 2013. This change is primarily due to the one-time charge of $9.0 million in connection with the early extinguishment of the mortgage notes payable on Fresno Fashion Fair and Vintage Faire Mall in 2014 (See "Financing Activities" in Management's Overview and Summary).
Equity in Income of Unconsolidated Joint Ventures:
Equity in income of unconsolidated joint ventures decreased $107.0 million from 2013 to 2014. The decrease is primarily attributed to the Company's share of the gain on the sales in 2013 of Redmond Town Center Office of $44.4 million, Kitsap Mall of $28.1 million, Redmond Town Center of $18.3 million and Ridgmar Mall of $3.1 million (See "Acquisitions and Dispositions" in Management's Overview and Summary).

Gain (Loss) on Sale or Write down of Assets, net:
The change in gain (loss) on sale or write down of assets, net was $151.5 million from 2013 to 2014, resulting from a loss of $78.1 million in 2013 to a gain of $73.4 million in 2014. This change is primarily attributed to the gain on the sales of Wilshire Boulevard of $9.0 million, South Towne Center of $121.9 million and Camelback Colonnade of $24.6 million in 2014 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Gain on Remeasurement of Assets:
Gain on remeasurement of assets increased $1.4 billion from 2013 to 2014. The increase is due to the remeasurement gain of $1.4 billion from the acquisition of the PPRLP Queens Portfolio in 2014 offset in part by the remeasurement gain of $36.3 million from the acquisition of Camelback Colonnade and $14.9 million from the acquisition of Superstition Springs Center in 2013 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Total Income from Discontinued Operations:
Total income from discontinued operations of $289.9 million in 2013 was primarily due to the gain on sales of Green Tree Mall of $59.8 million, Northridge Mall and Rimrock Mall of $82.2 million and Chesterfield Towne Center and Centre at Salisbury of $151.5 million (See "Acquisitions and Dispositions" in Management's Overview and Summary). Due to the adoption of ASU 2014-08 on January 1, 2014, there was no income from discontinued operations in 2014.
Net Income:
Net income increased $1.2 billion from 2013 to 2014. The increase in net income is primarily attributed to an increase of$1.4 billion from gain on remeasurement of assets offset in part by a decrease of $289.9 million of total income from discontinued operations as discussed above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO—diluted increased 2.9% from $527.6 million in 2013 to $542.8 million in 2014. For a reconciliation of FFO and FFO—diluted to net income available to common stockholders, the most directly comparable GAAP financial measure, see "Funds From Operations ("FFO") and Adjusted Funds From Operations ("AFFO")" below.
Operating Activities:
Cash provided by operating activities decreased from $422.0 million in 2013 to $400.7 million in 2014. The decrease was primarily due to changes in assets and liabilities and the results as discussed above.
Investing Activities:
Cash used in investing activities increased $527.7 million from 2013 to 2014. The increase in cash used in investing activities was primarily due to a decrease in distributions from unconsolidated joint ventures of $539.8 million, an increase in contributions to unconsolidated joint ventures of $238.7 million, a decrease in proceeds from the sale of assets of $96.0 million and a decrease in restricted cash of $64.0 million offset in part by a decrease in the acquisitions of property of $501.0 million.
The decrease in distributions from unconsolidated joint ventures is primarily attributed to the distribution of the Company's share of net proceeds from the refinancing of the mortgage note payable on Tysons Corner Center in 2013 and the Company's share of cash proceeds from the sales of Kitsap Mall, Redmond Town Center and Redmond Town Center Office in 2013 (See "Acquisitions and Dispositions" and "Other Transactions and Events" in Management's Overview and Summary). The increase in contributions to unconsolidated joint ventures is due to the acquisition of The Gallery and the Company's share of the development costs at Tysons Corner Center and Broadway Plaza in 2014. The decrease in acquisitions of property is due to the acquisition of Green Acres Mall in 2013.
Financing Activities:
Cash used in financing activities decreased $560.3 million from 2013 to 2014. The decrease in cash used in financing activities was primarily due to a decrease in payments on mortgages, bank and other notes payable of $2.2 billion offset in part by a decrease in proceeds from mortgages, bank and other notes payable of $1.4 billion, a decrease in proceeds from stock offerings of $173.0 million, an increase in dividends and distributions of $30.2 million and the purchase of the remaining noncontrolling interest in Fashion Outlets of Chicago for $55.9 million in 2014 (See "Acquisitions and Dispositions" in Management's Overview and Summary).

Comparison of Years Ended December 31, 2013 and 2012
Revenues:
Rental revenue increased by $132.6 million, or 28.3%, from 2012 to 2013. The increase in rental revenue is attributed to an increase of $114.4 million from the Acquisition Properties, $9.6 million from the Same Centers and $8.6 million from the Redevelopment Properties. The increase at the Same Centers is primarily attributed to an increase in releasing spreads and an increase in tenant occupancy.
The amortization of above and below-market leases increased from $5.2 million in 2012 to $6.6 million in 2013. The amortization of straight-line rents increased from $5.4 million in 2012 to $7.5 million in 2013. Lease termination income decreased from $4.6 million in 2012 to $3.3 million in 2013.
Tenant recoveries increased by $90.2 million, or 36.4%, from 2012 to 2013. The increase in tenant recoveries is primarily attributed to an increase of $80.5 million from the Acquisition Properties, $5.1 million from the Same Centers and $4.6 million from the Redevelopment Properties. The increase at the Same Centers is due to an increase in rent and tenant occupancy.
Management Companies' revenue decreased from $41.2 million in 2012 to $40.2 million in 2013. The decrease is primarily due to a reduction in management fees as a result of the sales of Kitsap Mall, Redmond Town Center and Ridgmar Mall in 2013 and the conversions of Arrowhead Towne Center and FlatIron Crossing from joint ventures to consolidated Centers in 2012 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Other revenues increased $10.3 million, or 25.7%, from 2012 to 2013. The increase in other revenues is attributed to an increase of $8.4 million from the Acquisition Properties and $2.1 million from the Redevelopment Properties offset in part by a decrease of $0.2 million from the Same Centers.
Shopping Center and Operating Expenses:
Shopping center and operating expenses increased $77.9 million, or 30.9%, from 2012 to 2013. The increase in shopping center and operating expenses is attributed to an increase of $76.4 million from the Acquisition Properties and $4.8 million from the Redevelopment Properties offset in part by a decrease of $3.3 million from the Same Centers. The decrease at the Same Centers is primarily due to a decrease in property taxes and operations and maintenance costs.
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
The above interest expense items are net of capitalized interest, which increased from $10.7 million in 2012 to $10.8 million in 2013 due to an increase in interest rates in 2013.

Equity in Income of Unconsolidated Joint Ventures:
Equity in income of unconsolidated joint ventures increased $88.3 million from 2012 to 2013.
The increase is primarily attributed to the Company's share of the gains on the sales in 2013 of Redmond Town Center Office of $44.4 million, Kitsap Mall of $28.1 million, Redmond Town Center of $18.3 million and Ridgmar Mall of $3.1 million offset in part by the Company's share of the gain on the sale of SanTan Village Power Center of $11.5 million in 2012. (See "Acquisitions and Dispositions" in Management's Overview and Summary)
Gain (Loss) on Sale or Write down of Assets, net:
Gain (loss) on sale or write down of assets, net changed $106.8 million from 2012 to 2013, resulting from a gain of $28.7 million in 2012 to a loss of $78.1 million in 2013. The change is primarily attributed to the $48.5 million gain on the sales of the Company's ownership interests in Chandler Festival, Chandler Village Center, Chandler Gateway and NorthPark Center in 2012 and the $82.2 million impairment loss in 2013 offset in part by the $19.4 million write-off of development costs in 2012.
Gain on Remeasurement of Assets:
The gain on remeasurement of assets decreased $148.8 million from 2012 to 2013. The decrease is primarily attributed to remeasurement gains of $200.0 million from the purchase of ownership interests in Arrowhead Towne Center and FlatIron Crossing in 2012 offset in part by the remeasurement gains of $51.2 million from the purchase of ownership interests in Camelback Colonnade and Superstition Springs Center in 2013 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Total Income from Discontinued Operations:
Total income from discontinued operations increased $226.7 million from 2012 to 2013. The increase in income from discontinued operations is primarily due to the $293.4 million of gain on the sales of Green Tree Mall, Northridge Mall, Rimrock Mall, Chesterfield Towne Center and Centre at Salisbury in 2013 offset in part by the $24.6 million impairment loss on Fiesta Mall in 2012 (See "Acquisitions and Dispositions" and "Other Transactions and Events" in Management's Overview and Summary). This overall increase was offset in part by the $77.0 million gain on the sales and dispositions of Valley View Center, Prescott Gateway, Carmel Plaza and Hilton Village in 2012 (See "Acquisitions and Dispositions" and "Other Transactions and Events" in Management's Overview and Summary).
Net Income:
Net income increased $82.6 million from 2012 to 2013. The increase in net income is primarily attributed to increases of $226.7 million from discontinued operations, $88.3 million from equity in income of unconsolidated joint ventures and $27.9 million from the operating results of the consolidated properties offset in part by a decrease of $148.8 million from gains on remeasurement of assets and $106.8 million from gain on sale or write down of assets, net, as discussed above.
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
Investing Activities:
Cash provided by investing activities increased $1.2 billion from 2012 to 2013. The increase in cash provided by investing activities was primarily due to a decrease in the acquisitions of property of $545.6 million, an increase in distributions from unconsolidated joint ventures of $295.8 million and an increase in proceeds from the sale of assets of $279.4 million. The increase in distributions from unconsolidated joint ventures is primarily attributed to the distribution of the Company's share of net proceeds from the refinancing of the mortgage note payable on Tysons Corner Center in 2013 and the Company's share of cash proceeds from the sales of Kitsap Mall, Redmond Town Center and Redmond Town Center Office in 2013 (See "Acquisitions and Dispositions" and "Other Transactions and Events" in Management's Overview and Summary).

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
The following tables summarize capital expenditures and lease acquisition costs incurred at the Centers for the years ended December 31:

(Dollars in thousands)	2014	2013	2012
Consolidated Centers:
Acquisitions of property and equipment (1)	$97,919	$591,565	$1,313,091
Development, redevelopment, expansion and renovation of Centers	197,934	164,340	158,474
Tenant allowances	30,464	20,949	18,116
Deferred leasing charges	26,605	23,926	23,551
	$352,922	$800,780	$1,513,232
Joint Venture Centers (at Company's pro rata share):
Acquisitions of property and equipment	$158,792	$8,182	$5,080
Development, redevelopment, expansion and renovation of Centers	201,843	118,764	79,642
Tenant allowances	4,847	8,086	6,422
Deferred leasing charges	2,965	3,331	4,215
	$368,447	$138,363	$95,359
_______________________________________________________________________________

(1)
Acquisitions of property and equipment excludes the acquisition of the PPRLP Queens Portfolio, which was funded by the direct issuance of approximately $1.2 billion of common stock of the Company and the assumption of the third party's pro rata share of the mortgage notes payable on the properties of $672.1 million (See "Acquisitions and Dispositions" in Management's Overview and Summary).

The Company expects amounts to be incurred during the next twelve months for tenant allowances and deferred leasing charges to be comparable or less than 2014 and that capital for those expenditures will be available from working capital, cash flow from operations, borrowings on property specific debt or unsecured corporate borrowings. The Company expects to incur between $300 million and $400 million during the next twelve months for development, redevelopment, expansion and renovations. Capital for these major expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of debt or equity financings, which are expected to include borrowings under the Company's line of credit and construction loans. The Company has also generated liquidity in the past through equity offerings and issuances, property refinancings, joint venture transactions and the sale of non-core assets. Furthermore, the Company has filed a shelf registration statement, which registered an unspecified amount of common stock, preferred stock, depositary shares, debt securities, warrants, rights, stock purchase contracts and units that may be sold from time to time by the Company.
On November 14, 2014, in connection with the acquisition of the PPRLP Queens Portfolio (See "Acquisitions and Dispositions" in Management's Overview and Summary), the Company issued 17,140,845 shares of common stock having a value of approximately $1.2 billion, based on the closing price of the Company's common stock on the date of the transaction.
The capital and credit markets can fluctuate and, at times, limit access to debt and equity financing for companies. As demonstrated by the Company's activity, including through the 2012 ATM Program and the 2014 ATM Program (as defined below) and its $1.5 billion line of credit, as discussed below, the Company has been able to access capital; however, there is no assurance the Company will be able to do so in future periods or on similar terms and conditions. Many factors impact the Company's ability to access capital, such as its overall debt level, interest rates, interest coverage ratios and prevailing market conditions. In the event that the Company has significant tenant defaults as a result of the overall economy and general market conditions, the Company could have a decrease in cash flow from operations, which could result in increased borrowings under its line of credit. These events could result in an increase in the Company's proportion of floating rate debt, which would cause it to be subject to interest rate fluctuations in the future.

The Company had an equity distribution agreement ("2012 Distribution Agreement") with a number of sales agents (the "2012 ATM Program") to issue and sell, from time to time, shares of common stock, par value $0.01 per share, having an aggregate offering price of up to $500 million (the “2012 ATM Shares”). Sales of the 2012 ATM Shares were permitted to be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering, which includes sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange. During the year ended December 31, 2013, the Company sold 2,456,956 shares of common stock under the 2012 ATM Program in exchange for aggregate gross proceeds of $173.0 million and net proceeds of $171.1 million after commissions and other transaction costs. The proceeds from the sales were used to pay down the Company's line of credit.
In August 2014, in connection with the filing of a new shelf registration statement to replace the Company’s expiring registration statement, the Company terminated the 2012 Distribution Agreement and 2012 ATM Program and entered into a new equity distribution agreement with a number of sales agents to issue and sell, from time to time, shares of common stock, par value $0.01 per share, having an aggregate offering price of up to $500 million (the “2014 ATM Program” and the shares of common stock sold under such program, the “ATM Shares”).
The Company did not sell any shares under the 2012 ATM Program or the 2014 ATM Program in 2014.
As of December 31, 2014, $500 million of the ATM Shares were available to be sold under the 2014 ATM Program. The unsold 2012 ATM Shares are no longer available for issuance. Actual future sales of the ATM Shares will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. The Company has no obligation to sell the ATM Shares under the 2014 ATM Program.
The Company's total outstanding loan indebtedness at December 31, 2014 was $7.1 billion (consisting of $6.3 billion of consolidated debt, less $0.2 billion of noncontrolling interest, plus $1.0 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months, except Great Northern Mall, will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand. The mortgage note payable on Great Northern Mall, which went into maturity default on January 1, 2015, is a non-recourse loan.  The Company is working with the loan servicer and expects the property will be transferred to the loan servicer or a receiver.
The Company has a $1.5 billion revolving line of credit facility that provides for an interest rate of LIBOR plus a spread of 1.38% to 2.0%, depending on the Company's overall leverage levels, and matures on August 6, 2018. Based on the Company's leverage level as of December 31, 2014, the borrowing rate on the facility was LIBOR plus 1.50%. In addition, the line of credit can be expanded, depending on certain conditions, up to a total facility of $2.0 billion. All obligations under the facility are unconditionally guaranteed only by the Company. At December 31, 2014, total borrowings under the line of credit were $752.0 million with an average effective interest rate of 1.89%.
The Company has a $125.0 million unsecured term loan under the Company's line of credit that bears interest at LIBOR plus a spread of 1.95% to 3.20%, depending on the Company's overall leverage levels, and matures on December 8, 2018. Based on the Company's leverage level at December 31, 2014, the borrowing rate was LIBOR plus 2.20%. As of December 31, 2014, the total interest rate was 2.25%.
At December 31, 2014, the Company was in compliance with all applicable loan covenants under its agreements.
At December 31, 2014, the Company had cash and cash equivalents of $84.9 million.
Off-Balance Sheet Arrangements:
The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the consolidated balance sheets of the Company as investments in unconsolidated joint ventures.
In addition, one joint venture has secured debt that could become recourse debt to the Company in excess of the Company's pro rata share, should the joint venture be unable to discharge the obligation of the related debt. At December 31, 2014, the balance of the debt that could become recourse to the Company was $33.5 million offset in part by an indemnity agreement from a joint venture partner for $16.8 million. The maturity of the recourse debt, net of indemnification, is $16.8 million in 2015.
Additionally, as of December 31, 2014, the Company is contingently liable for $18.4 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Contractual Obligations:
The following is a schedule of contractual obligations as of December 31, 2014 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)	$7,402,181	$435,934	$1,131,924	$3,317,085	$2,517,238
Operating lease obligations(1)	376,910	15,449	30,929	21,163	309,369
Purchase obligations(1)	41,205	41,205	—	—	—
Other long-term liabilities	402,600	363,436	3,299	3,652	32,213
	$8,222,896	$856,024	$1,166,152	$3,341,900	$2,858,820
_______________________________________________________________________________

(1)	See Note 16—Commitments and Contingencies in the Company's Notes to the Consolidated Financial Statements.
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

The following reconciles net income attributable to the Company to FFO and FFO-diluted for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 and FFO and FFO—diluted to AFFO and AFFO—diluted for the same periods (dollars and shares in thousands):

	2014	2013	2012	2011	2010
Net income attributable to the Company	$1,499,042	$420,090	$337,426	$156,866	$25,190
Adjustments to reconcile net income attributable to the Company to FFO—basic:
Noncontrolling interests in the Operating Partnership	105,584	29,637	27,359	13,529	2,497
(Gain) loss on sale or write down of consolidated assets, net	(73,440)	(207,105)	40,381	79,940	(474)
Gain on remeasurement of consolidated assets	(1,423,136)	(51,205)	(199,956)	(3,602)	—
Add: gain (loss) on undepreciated assets—consolidated assets	1,396	2,546	(390)	2,277	—
Add: noncontrolling interests share of gain (loss) on sale of assets—consolidated joint ventures	146	(2,082)	1,899	(1,441)	2
Loss (gain) on sale or write down of assets—unconsolidated joint ventures(1)	1,237	(94,372)	(2,019)	(200,828)	(823)
Add: gain on sale of undepreciated assets—unconsolidated joint ventures(1)	2,621	602	1,163	51	613
Depreciation and amortization on consolidated assets	378,716	374,425	307,193	269,286	246,812
Less: noncontrolling interests in depreciation and amortization—consolidated joint ventures	(20,700)	(19,928)	(18,561)	(18,022)	(17,979)
Depreciation and amortization—unconsolidated joint ventures(1)	82,570	86,866	96,228	115,431	109,906
Less: depreciation on personal property	(11,282)	(11,900)	(12,861)	(13,928)	(14,436)
FFO—basic and diluted	542,754	527,574	577,862	399,559	351,308
Loss (gain) on early extinguishment of debt, net—consolidated assets	9,551	(2,684)	—	10,588	(3,661)
(Gain) loss on early extinguishment of debt, net—unconsolidated joint ventures(1)	—	(352)	—	(7,852)	689
FFO excluding early extinguishment of debt, net—diluted	552,305	524,538	577,862	402,295	348,336
Shoppingtown Mall	—	—	422	3,491	—
Valley View Center	—	—	(101,105)	8,786	—
Prescott Gateway	—	—	(16,296)	—	—
AFFO and AFFO—diluted	$552,305	$524,538	$460,883	$414,572	$348,336
Weighted average number of FFO shares outstanding for:
FFO—basic(2)	153,224	149,444	144,937	142,986	132,283
Adjustments for the impact of dilutive securities in computing FFO—diluted:
Share and unit-based compensation	147	82	—	—	—
FFO—diluted(3)	153,371	149,526	144,937	142,986	132,283
_______________________________________________________________________________

(1)	Unconsolidated assets are presented at the Company's pro rata share.

(2)
Calculated based upon basic net income as adjusted to reach basic FFO. During the years ended December 31, 2014, 2013, 2012, 2011 and 2010, there were 10.1 million, 9.8 million, 10.9 million, 11.4 million and 11.6 million OP Units outstanding, respectively.

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
The following table sets forth information as of December 31, 2014 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the years ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long term debt:
Fixed rate	$424,490	$661,154	$181,431	$872,348	$604,023	$2,420,546	$5,163,992	$5,214,971
Average interest rate	2.70%	4.02%	2.48%	3.02%	3.60%	3.99%	3.63%
Floating rate	—	67,500	183,908	—	877,000	—	1,128,408	1,085,429
Average interest rate	—%	1.98%	2.99%	—%	1.94%	—%	2.11%
Total debt—Consolidated Centers	$424,490	$728,654	$365,339	$872,348	$1,481,023	$2,420,546	$6,292,400	$6,300,400
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long term debt (at Company's pro rata share):
Fixed rate	$83,991	$156,563	$14,405	$14,941	$15,498	$597,130	$882,528	$893,519
Average interest rate	5.76%	7.04%	3.67%	3.67%	3.68%	3.72%	4.50%
Floating rate	14,382	26,131	1,204	73,641	—	—	115,358	113,358
Average interest rate	3.07%	3.36%	2.16%	2.23%	—%	—%	2.59%
Total debt—Unconsolidated Joint Venture Centers	$98,373	$182,694	$15,609	$88,582	$15,498	$597,130	$997,886	$1,006,877
The Consolidated Centers' total fixed rate debt at December 31, 2014 and 2013 was $5.2 billion and $4.1 billion, respectively. The average interest rate on such fixed rate debt at December 31, 2014 and 2013 was 3.63% and 4.25%, respectively. The Consolidated Centers' total floating rate debt at December 31, 2014 and 2013 was $1.1 billion and $0.5 billion, respectively. The average interest rate on such floating rate debt at December 31, 2014 and 2013 was 2.11% and 2.59%, respectively.
The Company's pro rata share of the Unconsolidated Joint Venture Centers' fixed rate debt at December 31, 2014 and 2013 was $0.9 billion and $1.6 billion, respectively. The average interest rate on such fixed rate debt at December 31, 2014 and 2013 was 4.50% and 4.60%, respectively. The Company's pro rata share of the Unconsolidated Joint Venture Centers' floating rate debt at December 31, 2014 and 2013 was $115.4 million and $115.9 million, respectively. The average interest rate on such floating rate debt at December 31, 2014 and 2013 was 2.59%.
The Company has used derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value. Interest rate cap agreements offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements effectively replace a floating rate on the notional amount with a fixed rate as noted above. As of December 31, 2014, the Company did not have any interest rate cap or swap agreements in place.
In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $12.4 million per year based on $1.2 billion of floating rate debt outstanding at December 31, 2014.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Refer to the Financial Statements and Financial Statement Schedules for the required information appearing in Item 15.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusion Regarding Effectiveness of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation as of December 31, 2014, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). The Company's management concluded that, as of December 31, 2014, its internal control over financial reporting was effective based on this assessment.
KPMG LLP, the independent registered public accounting firm that audited the Company's 2014, 2013 and 2012 consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the Company's internal control over financial reporting which follows below.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
The Macerich Company:

We have audited The Macerich Company’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, The Macerich Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of operations, equity and cash flows for each of the years in the three‑year period ended December 31, 2014, and our report dated February 23, 2015 expressed an unqualified opinion on those consolidated financial statements
/s/ KPMG LLP

Los Angeles, California
February 23, 2015

ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
There is hereby incorporated by reference the information which appears under the captions "Information Regarding our Director Nominees," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Audit Committee Matters" in the Company's definitive proxy statement for its 2015 Annual Meeting of Stockholders that is responsive to the information required by this Item.
The Company has adopted a Code of Business Conduct and Ethics that provides principles of conduct and ethics for its directors, officers and employees. This Code complies with the requirements of the Sarbanes-Oxley Act of 2002 and applicable rules of the Securities and Exchange Commission and the New York Stock Exchange. In addition, the Company has adopted a Code of Ethics for CEO and Senior Financial Officers which supplements the Code of Business Conduct and Ethics applicable to all employees and complies with the additional requirements of the Sarbanes-Oxley Act of 2002 and applicable rules of the Securities and Exchange Commission for those officers. To the extent required by applicable rules of the Securities and Exchange Commission and the New York Stock Exchange, the Company intends to promptly disclose future amendments to certain provisions of these Codes or waivers of such provisions granted to directors and executive officers, including the Company’s principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, on the Company’s website at www.macerich.com under "Investing—Corporate Governance-Code of Ethics." Each of these Codes of Conduct is available on the Company’s website at www.macerich.com under "Investing—Corporate Governance."
During 2014, there were no material changes to the procedures described in the Company's proxy statement relating to the 2014 Annual Meeting of Stockholders by which stockholders may recommend director nominees to the Company.
ITEM 11.    EXECUTIVE COMPENSATION
There is hereby incorporated by reference the information which appears under the captions "Compensation of Directors," "Compensation Committee Report," "Compensation Discussion and Analysis," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement for its 2015 Annual Meeting of Stockholders that is responsive to the information required by this Item.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
There is hereby incorporated by reference the information which appears under the captions "Principal Stockholders," "Information Regarding Our Director Nominees," "Executive Officers" and "Equity Compensation Plan Information" in the Company's definitive proxy statement for its 2015 Annual Meeting of Stockholders that is responsive to the information required by this Item.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
There is hereby incorporated by reference the information which appears under the captions "Certain Transactions" and "The Board of Directors and its Committees" in the Company's definitive proxy statement for its 2015 Annual Meeting of Stockholders that is responsive to the information required by this Item.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
There is hereby incorporated by reference the information which appears under the captions "Principal Accountant Fees and Services" and "Audit Committee Pre-Approval Policy" in the Company's definitive proxy statement for its 2015 Annual Meeting of Stockholders that is responsive to the information required by this Item.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
The Macerich Company:
We have audited the accompanying consolidated balance sheets of The Macerich Company and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, equity and cash flows for each of the years in the three‑year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule III - Real Estate and Accumulated Depreciation. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Macerich Company and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule III - Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in note 2 to the consolidated financial statements, the Company changed its method for reporting discontinued operations in 2014 due to the adoption of FASB Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2015, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Los Angeles, California
February 23, 2015

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)

	December 31,
	2014	2013
ASSETS:
Property, net	$11,067,890	$7,621,766
Cash and cash equivalents	84,907	69,715
Restricted cash	13,530	16,843
Tenant and other receivables, net	132,026	99,497
Deferred charges and other assets, net	759,061	533,058
Loans to unconsolidated joint ventures	—	2,756
Due from affiliates	80,232	30,132
Investments in unconsolidated joint ventures	984,132	701,483
Total assets	$13,121,778	$9,075,250
LIABILITIES AND EQUITY:
Mortgage notes payable:
Related parties	$289,039	$269,381
Others	5,115,482	4,145,809
Total	5,404,521	4,415,190
Bank and other notes payable	887,879	167,537
Accounts payable and accrued expenses	115,406	76,941
Other accrued liabilities	568,716	363,158
Distributions in excess of investments in unconsolidated joint ventures	29,957	252,192
Co-venture obligation	75,450	81,515
Total liabilities	7,081,929	5,356,533
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 158,201,996 and 140,733,683 shares issued and outstanding at December 31, 2014 and 2013, respectively	1,582	1,407
Additional paid-in capital	5,041,797	3,906,148
Retained earnings (accumulated deficit)	596,741	(548,806)
Total stockholders' equity	5,640,120	3,358,749
Noncontrolling interests	399,729	359,968
Total equity	6,039,849	3,718,717
Total liabilities and equity	$13,121,778	$9,075,250

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	For The Years Ended December 31,
	2014	2013	2012
Revenues:
Minimum rents	$633,571	$578,113	$447,321
Percentage rents	24,350	23,156	21,388
Tenant recoveries	361,119	337,772	247,593
Management Companies	33,981	40,192	41,235
Other	52,226	50,242	39,980
Total revenues	1,105,247	1,029,475	797,517
Expenses:
Shopping center and operating expenses	353,505	329,795	251,923
Management Companies' operating expenses	88,424	93,461	85,610
REIT general and administrative expenses	29,412	27,772	20,412
Depreciation and amortization	378,716	357,165	277,621
	850,057	808,193	635,566
Interest expense:
Related parties	15,134	15,016	15,386
Other	175,555	182,231	149,006
	190,689	197,247	164,392
Loss (gain) on early extinguishment of debt, net	9,551	(1,432)	—
Total expenses	1,050,297	1,004,008	799,958
Equity in income of unconsolidated joint ventures	60,626	167,580	79,281
Co-venture expense	(9,490)	(8,864)	(6,523)
Income tax benefit	4,269	1,692	4,159
Gain (loss) on sale or write down of assets, net	73,440	(78,057)	28,734
Gain on remeasurement of assets	1,423,136	51,205	199,956
Income from continuing operations	1,606,931	159,023	303,166
Discontinued operations:
Gain on disposition of assets, net	—	286,414	50,811
Income from discontinued operations	—	3,522	12,412
Total income from discontinued operations	—	289,936	63,223
Net income	1,606,931	448,959	366,389
Less net income attributable to noncontrolling interests	107,889	28,869	28,963
Net income attributable to the Company	$1,499,042	$420,090	$337,426
Earnings per common share attributable to Company—basic:
Income from continuing operations	$10.46	$1.07	$2.07
Discontinued operations	—	1.94	0.44
Net income attributable to common stockholders	$10.46	$3.01	$2.51
Earnings per common share attributable to Company—diluted:
Income from continuing operations	$10.45	$1.06	$2.07
Discontinued operations	—	1.94	0.44
Net income attributable to common stockholders	$10.45	$3.00	$2.51
Weighted average number of common shares outstanding:
Basic	143,144,000	139,598,000	134,067,000
Diluted	143,291,000	139,680,000	134,148,000

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except per share data)

	Stockholders' Equity
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2012	132,153,444	$1,321	$3,490,647	$(678,631)	$2,813,337	$351,314	$3,164,651
Net income	—	—	—	337,426	337,426	28,963	366,389
Amortization of share and unit-based plans	566,717	6	14,964	—	14,970	—	14,970
Exercise of stock options	10,800	—	307	—	307	—	307
Exercise of stock warrants	—	—	(7,371)	—	(7,371)	—	(7,371)
Employee stock purchases	20,372	—	956	—	956	—	956
Stock offering, net	2,961,903	30	175,619	—	175,649	—	175,649
Stock issued to acquire property	535,265	5	29,995	—	30,000	—	30,000
Distributions paid ($2.23) per share	—	—	—	(298,536)	(298,536)	—	(298,536)
Distributions to noncontrolling interests	—	—	—	—	—	(30,694)	(30,694)
Contributions from noncontrolling interests	—	—	—	—	—	605	605
Other	—	—	(589)	—	(589)	—	(589)
Conversion of noncontrolling interests to common shares	1,258,509	13	26,978	—	26,991	(26,991)	—
Redemption of noncontrolling interests	—	—	(58)	—	(58)	(28)	(86)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(15,553)	—	(15,553)	15,553	—
Balance at December 31, 2012	137,507,010	$1,375	$3,715,895	$(639,741)	$3,077,529	$338,722	$3,416,251

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Dollars in thousands, except per share data)

	Stockholders' Equity
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2012	137,507,010	$1,375	$3,715,895	$(639,741)	$3,077,529	$338,722	$3,416,251
Net income	—	—	—	420,090	420,090	28,869	448,959
Amortization of share and unit-based plans	88,039	—	28,122	—	28,122	—	28,122
Exercise of stock options	2,700	—	99	—	99	—	99
Employee stock purchases	22,112	—	1,089	—	1,089	—	1,089
Stock offerings, net	2,456,956	25	171,077	—	171,102	—	171,102
Distributions paid ($2.36) per share	—	—	—	(329,155)	(329,155)	—	(329,155)
Distributions to noncontrolling interests	—	—	—	—	—	(31,202)	(31,202)
Contributions from noncontrolling interests	—	—	—	—	—	18,079	18,079
Other	—	—	(3,561)	—	(3,561)	—	(3,561)
Conversion of noncontrolling interests to common shares	656,866	7	12,977	—	12,984	(12,984)	—
Redemption of noncontrolling interests	—	—	(733)	—	(733)	(333)	(1,066)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(18,817)	—	(18,817)	18,817	—
Balance at December 31, 2013	140,733,683	$1,407	$3,906,148	$(548,806)	$3,358,749	$359,968	$3,718,717

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Dollars in thousands, except per share data)

	Stockholders' Equity
	Common Stock			Retained Earnings (Accumulated Deficit)
	Shares	Par Value	Additional Paid-in Capital		Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	140,733,683	$1,407	$3,906,148	$(548,806)	$3,358,749	$359,968	$3,718,717
Net income	—	—	—	1,499,042	1,499,042	107,889	1,606,931
Amortization of share and unit-based plans	168,379	2	34,871	—	34,873	—	34,873
Employee stock purchases	25,007	—	1,231	—	1,231	—	1,231
Stock issued to acquire properties	17,140,845	172	1,161,102	—	1,161,274	—	1,161,274
Distributions paid ($2.51) per share	—	—	—	(353,495)	(353,495)	—	(353,495)
Distributions to noncontrolling interests	—	—	—	—	—	(32,230)	(32,230)
Change in noncontrolling interests due to acquisition/disposition of consolidated entities	—	—	(3,858)	—	(3,858)	(93,358)	(97,216)
Conversion of noncontrolling interests to common shares	134,082	1	2,409	—	2,410	(2,410)	—
Redemption of noncontrolling interests	—	—	(157)	—	(157)	(79)	(236)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(59,949)	—	(59,949)	59,949	—
Balance at December 31, 2014	158,201,996	$1,582	$5,041,797	$596,741	$5,640,120	$399,729	$6,039,849

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$1,606,931	$448,959	$366,389
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on early extinguishment of debt, net	526	(1,432)	—
(Gain) loss on sale or write down of assets, net	(73,440)	78,057	(28,734)
Gain on remeasurement of assets	(1,423,136)	(51,205)	(199,956)
Gain on disposition of assets, net from discontinued operations	—	(286,414)	(50,811)
Depreciation and amortization	387,785	383,002	322,720
Amortization of net premium on mortgages, bank and other notes payable	(8,906)	(6,822)	(1,600)
Amortization of share and unit-based plans	29,463	24,207	12,324
Straight-line rent adjustment	(5,825)	(7,987)	(6,698)
Amortization of above and below-market leases	(9,083)	(6,726)	(5,405)
Provision for doubtful accounts	3,962	4,150	3,329
Income tax benefit	(4,269)	(1,692)	(4,159)
Equity in income of unconsolidated joint ventures	(60,626)	(167,580)	(79,281)
Co-venture expense	9,490	8,864	6,523
Distributions of income from unconsolidated joint ventures	2,412	8,538	29,147
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables	(12,356)	(5,482)	(2,554)
Other assets	(15,594)	7,761	(17,094)
Due from affiliates	(1,770)	266	(1,181)
Accounts payable and accrued expenses	(123)	(747)	13,430
Other accrued liabilities	(24,735)	(5,682)	(5,093)
Net cash provided by operating activities	400,706	422,035	351,296
Cash flows from investing activities:
Acquisition of properties	(15,233)	(516,239)	(1,061,851)
Development, redevelopment, expansion and renovation of properties	(185,412)	(158,682)	(142,210)
Property improvements	(66,718)	(51,683)	(45,654)
Cash acquired from acquisitions	28,890	—	—
Proceeds from note receivable	4,825	8,347	—
Issuance of notes receivable	(65,130)	(13,330)	(12,500)
Proceeds from maturities of marketable securities	—	23,769	1,378
Deposit on acquisition of property	—	—	(30,000)
Deferred leasing costs	(28,019)	(27,669)	(30,614)
Distributions from unconsolidated joint ventures	78,222	618,048	322,242
Contributions to unconsolidated joint ventures	(336,621)	(97,898)	(95,358)
Collections of loans to unconsolidated joint ventures, net	2,756	589	650
Proceeds from sale of assets	320,123	416,077	136,707
Restricted cash	6,526	70,538	(6,164)
Net cash (used in) provided by investing activities	(255,791)	271,867	(963,374)
The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	1,204,946	2,572,764	3,193,451
Payments on mortgages, bank and other notes payable	(853,080)	(3,051,072)	(2,371,890)
Deferred financing costs	(1,267)	(11,966)	(15,108)
Proceeds from share and unit-based plans	1,231	1,188	1,263
Proceeds from stock offerings	—	173,011	177,896
Payment of stock issuance costs	(5,503)	(1,909)	(2,247)
Exercise of stock warrants	—	—	(7,371)
Redemption of noncontrolling interests	(236)	(1,066)	(86)
Contributions from noncontrolling interests	—	4,140	379
Purchase of noncontrolling interest	(55,867)	—	—
Payment of contingent consideration	(18,667)	—	—
Dividends and distributions	(385,725)	(355,506)	(326,185)
Distributions to co-venture partner	(15,555)	(19,564)	(39,479)
Net cash (used in) provided by financing activities	(129,723)	(689,980)	610,623
Net increase (decrease) in cash and cash equivalents	15,192	3,922	(1,455)
Cash and cash equivalents, beginning of year	69,715	65,793	67,248
Cash and cash equivalents, end of year	$84,907	$69,715	$65,793
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$186,877	$195,129	$174,089
Non-cash investing and financing activities:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$83,108	$41,334	$26,322
Acquisition of property by issuance of common stock	$1,166,777	$—	$30,000
Conversion of Operating Partnership Units to common stock	$2,410	$12,984	$26,991
Acquisition of properties by assumption of mortgage note payable and other accrued liabilities	$1,414,659	$257,064	$420,123
Mortgage notes payable settled in deed-in-lieu of foreclosure	$—	$84,000	$185,000
Mortgage notes payable assumed by buyers in sales of properties	$31,725	$224,737	$—
Note receivable issued in connection with sale of property	$9,603	$—	$—
Acquisition of property in exchange for settlement of notes receivable	$14,120	$—	$—
Acquisition of property in exchange for investment in unconsolidated joint venture	$15,767	$—	$—
Contingent consideration in acquisition of property	$10,012	$—	$—
Assumption of mortgage notes payable and other liabilities from unconsolidated joint ventures	$—	$54,271	$—
Application of deposit to acquire property	$—	$30,000	$—
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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of December 31, 2014, the Company was the sole general partner of and held a 94% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
The property management, leasing and redevelopment of the Company's portfolio is provided by the Company's management companies, Macerich Property Management Company, LLC, a single member Delaware limited liability company, Macerich Management Company, a California corporation, Macerich Arizona Partners LLC, a single member Arizona limited liability company, Macerich Arizona Management LLC, a single member Delaware limited liability company, Macerich Partners of Colorado, LLC, a single member Colorado limited liability company, MACW Mall Management, Inc., a New York corporation, and MACW Property Management, LLC, a single member New York limited liability company. All seven of the management companies are collectively referred to herein as the "Management Companies."
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
Revenues:
Minimum rental revenues are recognized on a straight-line basis over the terms of the related leases. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight-line rent adjustment." Minimum rents were increased by $5,825, $7,498 and $5,399 due to the straight-line rent adjustment during the years ended December 31, 2014, 2013 and 2012, respectively. Percentage rents are recognized and accrued when tenants' specified sales targets have been met.
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
Investment in Unconsolidated Joint Ventures:
The Company accounts for its investments in joint ventures using the equity method of accounting unless the Company has a controlling financial interest in the joint venture or the joint venture meets the definition of a variable interest entity in which the Company is the primary beneficiary through both its power to direct activities that most significantly impact the economic performance of the variable interest entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. Although the Company has a greater than 50% interest in Corte Madera Village, LLC, the Company does not have a controlling financial interest in the joint venture as it shares management control with the partner in the joint venture and, therefore, accounts for its investment in the joint venture using the equity method of accounting.
Equity method investments are initially recorded on the balance sheet at cost and are subsequently adjusted to reflect the Company’s proportionate share of net earnings and losses, distributions received, additional contributions and certain other adjustments, as appropriate. The Company separately reports investments in joint ventures when accumulated distributions have exceeded the Company’s investment, as distributions in excess of investments in unconsolidated joint ventures. The net investment of certain joint ventures is less than zero because of financing or operating distributions that are usually greater than net income, as net income includes charges for depreciation and amortization.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
2. Summary of Significant Accounting Policies: (Continued)

Acquisitions:
The Company allocates the estimated fair value of acquisitions to land, building, tenant improvements and identified intangible assets and liabilities, based on their estimated fair values. In addition, any assumed mortgage notes payable are recorded at their estimated fair values. The estimated fair value of the land and buildings is determined utilizing an “as if vacant” methodology. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair value basis at the acquisition date prorated over the remaining lease terms. The tenant improvements are classified as an asset under property and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (i) leasing commissions and legal costs, which represent the value associated with “cost avoidance” of acquiring in-place leases, such as lease commissions paid under terms generally experienced in the Company's markets; (ii) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased; and (iii) above or below-market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. Leasing commissions and legal costs are recorded in deferred charges and other assets and are amortized over the remaining lease terms. The value of in-place leases are recorded in deferred charges and other assets and amortized over the remaining lease terms plus an estimate of renewal term of the acquired leases. Above or below-market leases are classified in deferred charges and other assets or in other accrued liabilities, depending on whether the contractual terms are above or below-market, and the asset or liability is amortized to minimum rents over the remaining terms of the leases. The remaining lease terms of below-market leases may include certain below-market fixed-rate renewal periods. In considering whether or not a lessee will execute a below-market fixed-rate lease renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition such as tenant mix in the Center, the Company's relationship with the tenant and the availability of competing tenant space. The initial allocation of purchase price is based on management's preliminary assessment, which may change when final information becomes available. Subsequent adjustments made to the initial purchase price allocation are made within the allocation period, which does not exceed one year. The purchase price allocation is described as preliminary if it is not yet final. The use of different assumptions in the allocation of the purchase price of the acquired assets and liabilities assumed could affect the timing of recognition of the related revenues and expenses.
The Company immediately expenses costs associated with business combinations as period costs.
Remeasurement gains are recognized when the Company obtains control of an existing equity method investment to the extent that the fair value of the existing equity investment exceeds the carrying value of the investment.
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
Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity's own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
The Company calculates the fair value of financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.
The fair values of interest rate agreements are determined using the market standard methodology of discounting the future expected cash receipts that would occur if variable interest rates fell below or rose above the strike rate of the interest rate agreements. The variable interest rates used in the calculation of projected receipts on the interest rate agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.
Concentration of Risk:
The Company maintains its cash accounts in a number of commercial banks. Accounts at these banks are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $250. At various times during the year, the Company had deposits in excess of the FDIC insurance limit.
No Center or tenant generated more than 10% of total revenues during the years ended December 31, 2014, 2013 or 2012.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
2. Summary of Significant Accounting Policies: (Continued)

Reclassifications:
During the year ended December 31, 2014, the Company reported gain on remeasurement of assets as a separate line item in its consolidated statements of operations. The Company reclassified the amounts from the years ended December 31, 2013 and 2012 previously reported in gain (loss) on remeasurement, sale or write down of assets, net line item to conform to the 2014 presentation.
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
Recent Accounting Pronouncements:
On April 10, 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-08, which amends the definition of discontinued operations and requires additional disclosures for disposal transactions that do not meet the revised discontinued operations criteria. ASU 2014-08 is required to be adopted for fiscal years beginning after December 15, 2014, with early adoption permitted. The Company's early adoption of this pronouncement on January 1, 2014 did not have a material impact on the Company's consolidated financial statements (See Note 14—Dispositions).

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

3. Earnings Per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of earnings per share for the years ended December 31 (shares in thousands):

	2014	2013	2012
Numerator
Income from continuing operations	$1,606,931	$159,023	$303,166
Income from discontinued operations	—	289,936	63,223
Net income attributable to noncontrolling interests	(107,889)	(28,869)	(28,963)
Net income attributable to the Company	1,499,042	420,090	337,426
Allocation of earnings to participating securities	(1,576)	(397)	(577)
Numerator for basic and diluted earnings per share—net income attributable to common stockholders	$1,497,466	$419,693	$336,849
Denominator
Denominator for basic earnings per share—weighted average number of common shares outstanding	143,144	139,598	134,067
Effect of dilutive securities (1)
Stock warrants	—	—	63
Share and unit based compensation	147	82	18
Denominator for diluted earnings per share—weighted average number of common shares outstanding	143,291	139,680	134,148
Earnings per common share—basic:
Income from continuing operations	$10.46	$1.07	$2.07
Discontinued operations	—	1.94	0.44
Net income attributable to common stockholders	$10.46	$3.01	$2.51
Earnings per common share—diluted:
Income from continuing operations	$10.45	$1.06	$2.07
Discontinued operations	—	1.94	0.44
Net income attributable to common stockholders	$10.45	$3.00	$2.51

____________________________________

(1)
The convertible senior notes ("Senior Notes") are excluded from diluted EPS for the year ended December 31, 2012 as their effect would be antidilutive. The Senior Notes were paid off in full on March 15, 2012 (See Note 9— Bank and Other Notes Payable).

Diluted EPS excludes 179,667, 184,304 and 193,945 convertible preferred units for the years ended December 31, 2014, 2013 and 2012, respectively, as their impact was antidilutive.
Diluted EPS excludes 10,079,935 and 9,845,602 and 10,870,454 Operating Partnership units ("OP Units") for the years ended December 31, 2014, 2013 and 2012, respectively, as their effect was antidilutive.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

4. Investments in Unconsolidated Joint Ventures:
The following are the Company's direct or indirect investments in various joint ventures with third parties. The Company's direct or indirect ownership interest in each joint venture as of December 31, 2014 was as follows:

Joint Venture	Ownership %(1)
443 Wabash MAB LLC	45.0%
Biltmore Shopping Center Partners LLC	50.0%
Candlestick Center LLC	50.1%
Coolidge Holding LLC	37.5%
Corte Madera Village, LLC	50.1%
Gallery, The—Various Entities	50.0%
Jaren Associates #4	12.5%
Kierland Commons Investment LLC	50.0%
Macerich Northwestern Associates—Broadway Plaza	50.0%
North Bridge Chicago LLC	50.0%
One Scottsdale Investors LLC	50.0%
Propcor II Associates, LLC—Boulevard Shops	50.0%
Scottsdale Fashion Square Partnership	50.0%
The Market at Estrella Falls LLC	39.7%
Tysons Corner LLC	50.0%
Tysons Corner Property Holdings II LLC	50.0%
Tysons Corner Property LLC	50.0%
West Acres Development, LLP	19.0%
Westcor/Gilbert, L.L.C.	50.0%
Westcor/Queen Creek LLC	37.9%
Westcor/Surprise Auto Park LLC	33.3%
WMAP, L.L.C.—Atlas Park	50.0%
WM Inland LP(2)	50.0%
_______________________________________________________________________________

(1)
The Company's ownership interest in this table reflects its direct or indirect legal ownership interest. Legal ownership may, at times, not equal the Company’s economic interest in the listed entities because of various provisions in certain joint venture agreements regarding distributions of cash flow based on capital account balances, allocations of profits and losses and payments of preferred returns. As a result, the Company’s actual economic interest (as distinct from its legal ownership interest) in certain of the properties could fluctuate from time to time and may not wholly align with its legal ownership interests. Substantially all of the Company’s joint venture agreements contain rights of first refusal, buy-sell provisions, exit rights, default dilution remedies and/or other break up provisions or remedies which are customary in real estate joint venture agreements and which may, positively or negatively, affect the ultimate realization of cash flow and/or capital or liquidation proceeds.

(2)	On February 17, 2015, the Company acquired the remaining 50% ownership interest that it did not previously own (See Note 22—Subsequent Events).

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)

The Company has made the following investments and dispositions in unconsolidated joint ventures during the years ended December 31, 2014, 2013 and 2012:
On March 30, 2012, the Company sold its 50% ownership interest in Chandler Village Center, a 273,000 square foot community center in Chandler, Arizona, for a total sales price of $14,795, resulting in a gain of $8,184 that was included in gain (loss) on sale or write down of assets, net during the year ended December 31, 2012. The sales price was funded by a cash payment of $6,045 and the assumption of the Company's share of the mortgage note payable on the property of $8,750. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.
On March 30, 2012, the Company sold its 50% ownership interest in Chandler Festival, a 500,000 square foot community center in Chandler, Arizona, for a total sales price of $30,975, resulting in a gain of $12,347 that was included in gain (loss) on sale or write down of assets, net during the year ended December 31, 2012. The sales price was funded by a cash payment of $16,183 and the assumption of the Company's share of the mortgage note payable on the property of $14,792. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.
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
On May 31, 2012, the Company sold its 50% ownership interest in Chandler Gateway, a 260,000 square foot community center in Chandler, Arizona, for a total sales price of $14,315, resulting in a gain of $3,363 that was included in gain (loss) on sale or write down of assets, net during the year ended December 31, 2012. The sales price was funded by a cash payment of $4,921 and the assumption of the Company's share of the mortgage note payable on the property of $9,394. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.
On August 10, 2012, the Company sold its ownership interest in NorthPark Center, a 1,946,000 square foot regional shopping center in Dallas, Texas, for $118,810, resulting in a gain of $24,590 that was included in gain (loss) on sale or write down of assets, net during the year ended December 31, 2012. The Company used the cash proceeds from the sale to pay down its line of credit.
On October 3, 2012, the Company acquired the remaining 75% ownership interest in FlatIron Crossing, a 1,434,000 square foot regional shopping center in Broomfield, Colorado, that it did not previously own for $310,397. The purchase price was funded by a cash payment of $195,900 and the assumption of the third party's share of the mortgage note payable on the property of $114,497. Prior to the acquisition, the Company had accounted for its investment in FlatIron Crossing under the equity method of accounting. Since the date of acquisition, the Company has included FlatIron Crossing in its consolidated financial statements (See Note 13—Acquisitions).
On October 26, 2012, the Company acquired the remaining 33.3% ownership interest in Arrowhead Towne Center, a 1,198,000 square foot regional shopping center in Glendale, Arizona, that it did not previously own for $144,400. The purchase price was funded by a cash payment of $69,025 and the assumption of the third party's pro rata share of the mortgage note payable on the property of $75,375. Prior to the acquisition, the Company had accounted for its investment in Arrowhead Towne Center under the equity method of accounting. Since the date of acquisition, the Company has included Arrowhead Towne Center in its consolidated financial statements (See Note 13—Acquisitions).
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
On September 17, 2013, the Company’s joint venture in Camelback Colonnade, a 619,000 square foot community center in Phoenix, Arizona, was restructured. As a result of the restructuring, the Company’s ownership interest in Camelback Colonnade decreased from 73.2% to 67.5%. Prior to the restructuring, the Company had accounted for its investment in Camelback Colonnade under the equity method of accounting due to substantive participation rights held by the outside partners. Upon completion of the restructuring, these substantive participation rights were terminated and the Company obtained voting control of the joint venture. This transaction is referred to herein as the "Camelback Colonnade Restructuring." Since the date of the restructuring, the Company included Camelback Colonnade in its consolidated financial statements (See Note 13—Acquisitions) until its sale on December 29, 2014 (See Note 14—Dispositions).
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
On October 24, 2013, the Company acquired the remaining 33.3% ownership interest in Superstition Springs Center that it did not previously own for $46,162. The purchase price was funded by a cash payment of $23,662 and the assumption of the third party's pro rata share of the mortgage note payable on the property of $22,500. Prior to the acquisition, the Company had accounted for its investment in Superstition Springs Center under the equity method of accounting. Since the date of acquisition, the Company has included Superstition Springs Center in its consolidated financial statements (See Note 13—Acquisitions).
On June 4, 2014, the Company acquired the remaining 49% ownership interest in Cascade Mall, a 589,000 square foot regional shopping center in Burlington, Washington, that it did not previously own for a cash payment of $15,233. The Company purchased Cascade Mall from its joint venture in Pacific Premier Retail LP. The cash payment was funded by borrowings under the Company's line of credit. Prior to the acquisition, the Company had accounted for its investment in Cascade Mall under the equity method of accounting. Since the date of acquisition, the Company has included Cascade Mall in its consolidated financial statements (See Note 13—Acquisitions).
On July 30, 2014, the Company formed a joint venture with Pennsylvania Real Estate Investment Trust to redevelop The Gallery, a 1,474,000 square foot regional shopping center in Philadelphia, Pennsylvania. The Company invested $106,800 for a 50% interest in the joint venture, which was funded by borrowings under its line of credit.
On August 28, 2014, the Company sold its 30% ownership interest in Wilshire Boulevard, a 40,000 square foot freestanding store in Santa Monica, California, for a total sales price of $17,100, resulting in a gain on the sale of assets of $9,033, which was included in gain (loss) on sale or write down of assets, net. The sales price was funded by a cash payment of $15,386 and the assumption of the Company's share of the mortgage note payable on the property of $1,714. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.
On November 13, 2014, the Company formed a joint venture to develop a 500,000 square foot outlet center at Candlestick Point in San Francisco, California. In connection with the formation of the joint venture, the Company issued a

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)

note receivable for $65,130 to its joint venture partner that bears interest at LIBOR plus 2.0% and matures upon the completion of certain milestones in connection with the development of Candlestick Point (See Note 17—Related Party Transactions).
On November 14, 2014, the Company acquired the remaining 49% ownership interest that it did not previously own in two separate joint ventures, Pacific Premier Retail LP and Queens JV LP, which together owned five Centers: Lakewood Center, a 2,066,000 square foot regional shopping center in Lakewood, California; Los Cerritos Center, a 1,113,000 square foot regional shopping center in Cerritos, California; Queens Center, a 967,000 square foot regional shopping center in Queens, New York; Stonewood Center, a 932,000 square foot regional shopping center in Downey, California; and Washington Square, a 1,441,000 square foot regional shopping center in Portland, Oregon (collectively referred to herein as the "PPRLP Queens Portfolio"). The total consideration of $1,838,886 was funded by the direct issuance of $1,166,777 of common stock of the Company (See Note 12—Stockholders' Equity) and the assumption of the third party's pro rata share of the mortgage notes payable on the properties of $672,109. Prior to the acquisition, the Company had accounted for its investment in these joint ventures under the equity method of accounting. Since the date of acquisition, the Company has included the PPRLP Queens Portfolio in its consolidated financial statements (See Note 13—Acquisitions).
On November 20, 2014, the Company purchased a 45% interest in 443 North Wabash Avenue, a 65,000 square foot undeveloped site adjacent to the Company's joint venture in The Shops at North Bridge in Chicago, Illinois, for a cash payment of $18,900. The cash payment was funded by borrowings under the Company's line of credit.
Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures as of December 31:

	2014	2013
Assets(1):
Properties, net	$2,967,878	$3,435,737
Other assets	208,726	295,719
Total assets	$3,176,604	$3,731,456
Liabilities and partners' capital(1):
Mortgage notes payable(2)	$2,038,379	$3,518,215
Other liabilities	195,766	202,444
Company's capital	489,349	(25,367)
Outside partners' capital	453,110	36,164
Total liabilities and partners' capital	$3,176,604	$3,731,456
Investment in unconsolidated joint ventures:
Company's capital	$489,349	$(25,367)
Basis adjustment(3)	464,826	474,658
	$954,175	$449,291
Assets—Investments in unconsolidated joint ventures	$984,132	$701,483
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(29,957)	(252,192)
	$954,175	$449,291
_______________________________________________________________________________

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)

(1)	These amounts include the assets and liabilities of the following joint ventures as of December 31, 2014 and 2013:

	Pacific Premier Retail LP	Tysons Corner LLC
As of December 31, 2014
Total Assets	$—	$341,931
Total Liabilities	$—	$871,933
As of December 31, 2013
Total Assets	$775,012	$356,871
Total Liabilities	$812,725	$887,413

(2)
Certain mortgage notes payable could become recourse debt to the Company should the joint venture be unable to discharge the obligations of the related debt. As of December 31, 2014 and 2013, a total of $33,540 could become recourse debt to the Company. As of December 31, 2014 and 2013, the Company has an indemnity agreement from a joint venture partner for $16,770 of the guaranteed amount.

Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $606,263 and $712,455 as of December 31, 2014 and 2013, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates—Broadway Plaza. Interest expense incurred on these borrowings amounted to $38,113, $31,549 and $43,732 for the years ended December 31, 2014, 2013 and 2012, respectively.

(3)
The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $5,109, $10,734 and $15,480 for the years ended December 31, 2014, 2013 and 2012, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	Pacific Premier Retail LP	Tysons Corner LLC	Other Joint Ventures	Total
Year Ended December 31, 2014
Revenues:
Minimum rents	$88,831	$64,521	$235,011	$388,363
Percentage rents	2,652	2,091	12,418	17,161
Tenant recoveries	40,118	47,084	99,539	186,741
Other	4,090	3,472	33,143	40,705
Total revenues	135,691	117,168	380,111	632,970
Expenses:
Shopping center and operating expenses	37,113	38,786	139,513	215,412
Interest expense	34,113	31,677	71,297	137,087
Depreciation and amortization	29,688	19,880	94,835	144,403
Total operating expenses	100,914	90,343	305,645	496,902
(Loss) gain on sale of assets	(7,044)	—	10,687	3,643
Net income	$27,733	$26,825	$85,153	$139,711
Company's equity in net income	$9,743	$7,080	$43,803	$60,626

Year Ended December 31, 2013
Revenues:
Minimum rents	$118,164	$62,072	$238,488	$418,724
Percentage rents	4,586	2,057	12,946	19,589
Tenant recoveries	52,470	45,452	106,249	204,171
Other	5,882	3,110	36,635	45,627
Total revenues	181,102	112,691	394,318	688,111
Expenses:
Shopping center and operating expenses	53,039	36,798	139,981	229,818
Interest expense	43,445	15,751	86,126	145,322
Depreciation and amortization	39,616	18,139	89,554	147,309
Total operating expenses	136,100	70,688	315,661	522,449
Gain on sale of assets	182,754	—	7,772	190,526
Gain on early extinguishment of debt	—	14	—	14
Net income	$227,756	$42,017	$86,429	$356,202
Company's equity in net income	$110,798	$15,126	$41,656	$167,580

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)

	Pacific Premier Retail LP	Tysons Corner LLC	Other Joint Ventures	Total
Year Ended December 31, 2012
Revenues:
Minimum rents	$132,247	$63,569	$316,186	$512,002
Percentage rents	5,390	1,929	15,768	23,087
Tenant recoveries	56,397	44,225	149,546	250,168
Other	5,650	3,341	37,248	46,239
Total revenues	199,684	113,064	518,748	831,496
Expenses:
Shopping center and operating expenses	59,329	35,244	192,661	287,234
Interest expense	52,139	11,481	136,296	199,916
Depreciation and amortization	43,031	19,798	115,168	177,997
Total operating expenses	154,499	66,523	444,125	665,147
Gain on sale of assets	90	—	29,211	29,301
Net income	$45,275	$46,541	$103,834	$195,650
Company's equity in net income	$23,026	$17,969	$38,286	$79,281

Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.
5. Property:
Property at December 31, 2014 and 2013 consists of the following:

	2014	2013
Land	$2,242,291	$1,707,005
Buildings and improvements	9,479,337	6,555,212
Tenant improvements	600,436	537,754
Equipment and furnishings	152,554	152,198
Construction in progress	303,264	229,169
	12,777,882	9,181,338
Less accumulated depreciation	(1,709,992)	(1,559,572)
	$11,067,890	$7,621,766

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $289,178, $269,790 and $216,447, respectively.
The gain on sale or write down of assets, net for the year ended December 31, 2014 includes the gain of $144,927 on the sales of Rotterdam Square, Somersville Towne Center, Lake Square Mall, South Towne Center, Camelback Colonnade and four former Meryvns' stores (See Note 14—Dispositions), $9,033 on the sale of Wilshire Boulevard (See Note 4—Investments in Unconsolidated Joint Ventures) and $1,257 on the sale of assets offset in part by a loss of $41,216 on impairment and $40,561 on the write-off of development costs. The impairment losses were due to the reduction in the estimated holding periods of the long-lived assets of several properties including Great Northern Mall, Cascade Mall, a property adjacent to Fiesta Mall and three former Mervyn's stores sold in 2014 (See Note 14—Dispositions).

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
5. Property: (Continued)

The loss on sale or write down of assets, net for the year ended December 31, 2013 includes a loss of $82,197 on impairment and $1,250 on the write-off of development costs offset in part by a gain of $5,390 on the sale of assets. The loss on impairment was due to the reduction in the estimated holding periods of the long-lived assets of Promenade at Casa Grande, Rotterdam Square, Lake Square Mall and Somersville Towne Center.
The gain on sale or write down of assets, net for the year ended December 31, 2012 includes the gain of $48,484 on the sales of Chandler Village Center, Chandler Festival, Chandler Gateway and NorthPark Center (See Note 4—Investments in Unconsolidated Joint Ventures) offset in part by a loss of $19,360 on the write-off of development costs and $390 on the sale of assets.
6. Tenant and Other Receivables:
Included in tenant and other receivables, net is an allowance for doubtful accounts of $3,234 and $2,878 at December 31, 2014 and 2013, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $13,436 and $9,824 at December 31, 2014 and 2013, respectively, and a deferred rent receivable due to straight-line rent adjustments of $57,278 and $53,380 at December 31, 2014 and 2013, respectively.
On March 17, 2014, in connection with the sale of Lake Square Mall (See Note 14—Dispositions), the Company issued a note receivable for $6,500 that bears interest at an effective rate of 6.5% and matures on March 17, 2018 ("LSM Note A") and a note receivable for $3,103 that bore interest at 5.0% and was to mature on December 31, 2014 ("LSM Note B"). On September 2, 2014, the balance of LSM Note B was paid in full. The balance of LSM Note A at December 31, 2014 was $6,436 and is collateralized by a trust deed on Lake Square Mall.
7. Deferred Charges and Other Assets, net:
Deferred charges and other assets, net at December 31, 2014 and 2013 consist of the following:

	2014	2013
Leasing	$239,955	$223,038
Financing	47,171	51,695
Intangible assets:
In-place lease values(1)	298,825	205,651
Leasing commissions and legal costs(1)	72,432	50,594
Above-market leases	250,810	118,770
Deferred tax assets	35,625	31,356
Deferred compensation plan assets	35,194	30,932
Other assets	66,246	65,793
	1,046,258	777,829
Less accumulated amortization(2)	(287,197)	(244,771)
	$759,061	$533,058
_______________________________

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
7. Deferred Charges and Other Assets, net: (Continued)

(1)	The estimated amortization of these intangible assets for the next five years and thereafter is as follows:

Year Ending December 31,
2015	$64,711
2016	45,990
2017	31,906
2018	25,760
2019	21,682
Thereafter	77,847
$267,896

(2)
Accumulated amortization includes $103,361 and $89,141 relating to in-place lease values, leasing commissions and legal costs at December 31, 2014 and 2013, respectively. Amortization expense for in-place lease values, leasing commissions and legal costs was $52,668, $53,139 and $32,456 for the years ended December 31, 2014, 2013 and 2012, respectively.

The allocated values of above-market leases and below-market leases consist of the following:

	2014	2013
Above-Market Leases
Original allocated value	$250,810	$118,770
Less accumulated amortization	(59,696)	(46,912)
	$191,114	$71,858
Below-Market Leases(1)
Original allocated value	$375,033	$187,537
Less accumulated amortization	(93,511)	(79,271)
	$281,522	$108,266
_______________________________

(1)	Below‑market leases are included in other accrued liabilities.

The allocated values of above and below-market leases will be amortized into minimum rents on a straight-line basis over the individual remaining lease terms. The estimated amortization of these values for the next five years and thereafter is as follows:

Year Ending December 31,	Above Market	Below Market
2015	$26,591	$37,808
2016	23,516	35,647
2017	19,413	29,931
2018	16,024	26,354
2019	13,210	23,595
Thereafter	92,360	128,187
	$191,114	$281,522

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

8. Mortgage Notes Payable:
Mortgage notes payable at December 31, 2014 and 2013 consist of the following:

	Carrying Amount of Mortgage Notes(1)
	2014		2013		Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Property Pledged as Collateral	Related Party	Other	Related Party	Other
Arrowhead Towne Center	$—	$228,703	$—	$236,028	2.76%	$1,131	2018
Camelback Colonnade(5)	—	—	—	49,120	—	—	—
Chandler Fashion Center(6)	—	200,000	—	200,000	3.77%	625	2019
Danbury Fair Mall	114,265	114,264	117,120	117,120	5.53%	1,538	2020
Deptford Mall	—	197,815	—	201,622	3.76%	947	2023
Deptford Mall	—	14,285	—	14,551	6.46%	101	2016
Eastland Mall	—	168,000	—	168,000	5.79%	811	2016
Fashion Outlets of Chicago(7)	—	119,329	—	91,383	2.97%	259	2017
Fashion Outlets of Niagara Falls USA	—	121,376	—	124,030	4.89%	727	2020
Flagstaff Mall	—	37,000	—	37,000	5.03%	151	2015
FlatIron Crossing	—	261,494	—	268,000	3.90%	1,393	2021
Freehold Raceway Mall(6)	—	229,244	—	232,900	4.20%	1,132	2018
Fresno Fashion Fair(8)	—	—	79,391	79,390	—	—	—
Great Northern Mall(9)	—	34,494	—	35,484	6.54%	234	2015
Green Acres Mall	—	313,514	—	319,850	3.61%	1,447	2021
Kings Plaza Shopping Center	—	480,761	—	490,548	3.67%	2,229	2019
Lakewood Center(10)	—	253,708	—	—	1.80%	1,127	2015
Los Cerritos Center(11)	103,274	103,274	—	—	1.65%	1,009	2018
Northgate Mall(12)	—	64,000	—	64,000	3.05%	128	2017
Oaks, The	—	210,197	—	214,239	4.14%	1,064	2022
Pacific View	—	133,200	—	135,835	4.08%	668	2022
Queens Center(13)	—	600,000	—	—	3.49%	1,744	2025
Santa Monica Place	—	230,344	—	235,445	2.99%	1,004	2018
SanTan Village Regional Center	—	133,807	—	136,629	3.14%	589	2019
South Plains Mall(14)	—	—	—	99,833	—	—	—
Stonewood Center(15)	—	111,297	—	—	1.80%	640	2017
Superstition Springs Center(16)	—	68,079	—	68,395	1.98%	138	2016
Towne Mall	—	22,607	—	22,996	4.48%	117	2022
Tucson La Encantada	71,500	—	72,870	—	4.23%	368	2022
Valley Mall	—	41,368	—	42,155	5.85%	280	2016
Valley River Center	—	120,000	—	120,000	5.59%	558	2016
Victor Valley, Mall of(17)	—	115,000	—	90,000	4.00%	380	2024
Vintage Faire Mall(18)	—	—	—	99,083	—	—	—
Washington Square(19)	—	238,696	—	—	1.65%	1,499	2016
Westside Pavilion	—	149,626	—	152,173	4.49%	783	2022
	$289,039	$5,115,482	$269,381	$4,145,809

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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
8. Mortgage Notes Payable: (continued)

The debt premiums (discounts) as of December 31, 2014 and 2013 consist of the following:

Property Pledged as Collateral	2014	2013
Arrowhead Towne Center	$11,568	$14,642
Camelback Colonnade	—	2,120
Deptford Mall	(8)	(14)
Fashion Outlets of Niagara Falls USA	5,414	6,342
Lakewood Center	3,708	—
Los Cerritos Center	17,965	—
Stonewood Center	7,980	—
Superstition Springs Center	579	895
Valley Mall	(132)	(219)
Washington Square	9,847	—
	$56,921	$23,766

(2)	The interest rate disclosed represents the effective interest rate, including the debt premiums (discounts) and deferred finance costs.

(3)	The monthly debt service represents the payment of principal and interest.

(4)
The maturity date assumes that all extension options are fully exercised and that the Company does not opt to refinance the debt prior to these dates. These extension options are at the Company's discretion, subject to certain conditions, which the Company believes will be met.

(5)
On December 29, 2014, in connection with the sale of the Company's 67.5% ownership interest in the consolidated joint venture in Camelback Colonnade (See Note 14—Dispositions), a third party assumed the existing loan on the property. As a result, the Company has been discharged from this non-recourse loan.

(6)	A 49.9% interest in the loan has been assumed by a third party in connection with a co-venture arrangement (See Note 10—Co-Venture Arrangement).

(7)
The construction loan on the property allows for borrowings of up to $140,000, bears interest at LIBOR plus 2.50% and matures on March 5, 2017, including extension options. At December 31, 2014 and 2013, the total interest rate was 2.97% and 2.96%, respectively.

(8)	On December 22, 2014, the Company paid off in full the loan on the property, which resulted in a loss of $5,796 on the early extinguishment of debt.

(9)
On January 1, 2015, this nonrecourse loan went into maturity default. The Company is working with the loan servicer, which is expected to result in a transition of the property to the loan servicer or a receiver.

(10)
On November 14, 2014, in connection with the acquisition of the PPRLP Queens Portfolio (See Note 13—Acquisitions), the Company assumed the loan on Lakewood Center with a fair value of $254,880 that bears interest at an effective rate of 1.80% and matures on June 1, 2015.

(11)
On November 14, 2014, in connection with the acquisition of the PPRLP Queens Portfolio (See Note 13—Acquisitions), the Company assumed the loan on Los Cerritos Center with a fair value of $207,528 that bears interest at an effective rate of 1.65% and matures on July 1, 2018.

(12)	The loan bears interest at LIBOR plus 2.25% and matures on March 1, 2017. At December 31, 2014 and 2013, the total interest rate was 3.05% and 3.04%, respectively.

(13)
On November 14, 2014, in connection with the acquisition of the PPRLP Queens Portfolio (See Note 13—Acquisitions), the Company assumed the loan on Queens Center with a fair value of $600,000 that bears interest at an effective rate of 3.49% and matures on January 1, 2025.

(14)
On February 7, 2014, the Company paid off in full one of the two loans on the property, which resulted in a loss of $359 on the early extinguishment of debt. On November 10, 2014, the Company paid off in full the remaining loan on the property, which resulted in a loss of $163 on the early extinguishment of debt.

(15)
On November 14, 2014, in connection with the acquisition of the PPRLP Queens Portfolio (See Note 13—Acquisitions), the Company assumed the loan on Stonewood Center with a fair value of $111,910 that bears interest at an effective rate of 1.80% and matures on November 1, 2017.

(16)	The loan bears interest at LIBOR plus 2.30% and matures on October 28, 2016. At December 31, 2014 and 2013, the total interest rate was 1.98% and 2.00%, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
8. Mortgage Notes Payable: (continued)

(17)
On August 28, 2014, the Company replaced the existing loan on the property with a new $115,000 loan that bears interest at an effective rate of 4.00% and matures on September 1, 2024. The replacement of the existing loan resulted in a loss of $47 on the early extinguishment of debt.

(18)	On December 22, 2014, the Company paid off in full the loan on the property, which resulted in a loss of $3,186 on the early extinguishment of debt.

(19)
On November 14, 2014, in connection with the acquisition of the PPRLP Queens Portfolio (See Note 13—Acquisitions), the Company assumed the loan on Washington Square with a fair value of $240,341 that bears interest at an effective rate of 1.65% and matures on January 1, 2016.

Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.
Most of the Company's mortgage notes payable are secured by the properties on which they are placed and are non-recourse to the Company. As of December 31, 2014 and 2013, a total of $73,165 and $77,192, respectively, of the mortgage notes payable could become recourse to the Company.
The Company expects all loan maturities during the next twelve months, except Great Northern Mall, will be refinanced, restructured, extended and/or paid-off from the Company's line of credit or with cash on hand. The mortgage note payable on Great Northern Mall, which went into maturity default on January 1, 2015, is a non-recourse loan. The Company is working with the loan servicer and expects the property will be transferred to the loan servicer or a receiver.
Total interest expense capitalized during the years ended December 31, 2014, 2013 and 2012 was $12,559, $10,829 and $10,703, respectively.
Related party mortgage notes payable are amounts due to affiliates of NML. See Note 17—Related Party Transactions for interest expense associated with loans from NML.
The estimated fair value (Level 2 measurement) of mortgage notes payable at December 31, 2014 and 2013 was $5,455,453 and $4,500,177, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.
The future maturities of mortgage notes payable are as follows:

2015	$397,325
2016	707,605
2017	353,370
2018	866,413
2019	603,090
Thereafter	2,419,797
5,347,600
Debt premium, net	56,921
$5,404,521
The future maturities reflected above reflect the extension options that the Company believes will be exercised.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

9. Bank and Other Notes Payable:
Bank and other notes payable at December 31, 2014 and 2013 consist of the following:
Senior Notes:
On March 16, 2007, the Company issued $950,000 in Senior Notes that matured on March 15, 2012. The Senior Notes bore interest at 3.25%, were payable semiannually, were senior to unsecured debt of the Company and were guaranteed by the Operating Partnership. On March 15, 2012, the Company paid off in full the $439,318 of Senior Notes then outstanding.
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
On August 6, 2013, the Company's line of credit was amended and extended. The amended facility provides for an interest rate of LIBOR plus a spread of 1.38% to 2.0%, depending on the Company's overall leverage levels, and matures on August 6, 2018. Based on the Company's leverage level as of December 31, 2014, the borrowing rate on the facility was LIBOR plus 1.50%. In addition, the line of credit can be expanded, depending on certain conditions, up to a total facility of $2,000,000 (without giving effect to the $125,000 unsecured term loan described below).
As of December 31, 2014 and 2013, borrowings under the line of credit were $752,000 and $30,000, respectively, at an average interest rate of 1.89% and 1.85%, respectively. The estimated fair value (Level 2 measurement) of the line of credit at December 31, 2014 and 2013 was $713,989 and $28,214, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
Term Loan:
On December 8, 2011, the Company obtained a $125,000 unsecured term loan under the line of credit that bears interest at LIBOR plus a spread of 1.95% to 3.20%, depending on the Company's overall leverage level, and matures on December 8, 2018. Based on the Company's current leverage levels, the borrowing rate is LIBOR plus 2.20%. As of December 31, 2014 and 2013, the total interest rate was 2.25% and 2.51%, respectively. The estimated fair value (Level 2 measurement) of the term loan at December 31, 2014 and 2013 was $119,780 and $120,802, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
Greeley Note:
On July 27, 2006, concurrent with the sale of Greeley Mall, the Company provided marketable securities to replace Greeley Mall as collateral for the mortgage note payable on the property. As a result of this transaction, the mortgage note payable was reclassified to bank and other notes payable. On September 1, 2013, the loan was paid off in full.
Prasada Note:
On March 29, 2013, the Company issued a $13,330 note payable that bears interest at 5.25% and matures on March 29, 2016. The note payable is collateralized by a portion of a development reimbursement agreement with the City of Surprise, Arizona. At December 31, 2014 and 2013, the note had a balance of $10,879 and $12,537, respectively. The estimated fair value (Level 2 measurement) of the note at December 31, 2014 and 2013 was $11,178 and $13,114, respectively, based on current interest rates for comparable notes. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the collateral for the underlying debt.
As of December 31, 2014 and 2013, the Company was in compliance with all applicable financial loan covenants.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
9. Bank and Other Notes Payable: (Continued)

The future maturities of bank and other notes payable are as follows:

2015	$1,750
2016	9,129
2018	877,000
$887,879
10. Co-Venture Arrangement:
On September 30, 2009, the Company formed a joint venture, whereby a third party acquired a 49.9% interest in Freehold Raceway Mall, a 1,668,000 square foot regional shopping center in Freehold, New Jersey, and Chandler Fashion Center, a 1,320,000 square foot regional shopping center in Chandler, Arizona. As part of this transaction, the Company issued a warrant in favor of the third party to purchase 935,358 shares of common stock of the Company at an exercise price of $46.68 per share (See "Stock Warrants" in Note 12—Stockholders' Equity). The Company received approximately $174,650 in cash proceeds for the overall transaction, of which $6,496 was attributed to the warrants. The Company used the proceeds from this transaction to pay down its line of credit and for general corporate purposes.
As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the venture formation, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The transaction has been accounted for as a profit-sharing arrangement, and accordingly the assets, liabilities and operations of the properties remain on the books of the Company and a co-venture obligation was established for the amount of $168,154, representing the net cash proceeds received from the third party less costs allocated to the warrant. The co-venture obligation is increased for the allocation of income to the co-venture partner and decreased for distributions to the co-venture partner. The co-venture obligation was $75,450 and $81,515 at December 31, 2014 and 2013, respectively.
11. Noncontrolling Interests:
The Company allocates net income of the Operating Partnership based on the weighted-average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 94% and 93% ownership interest in the Operating Partnership as of December 31, 2014 and 2013, respectively. The remaining 6% and 7% limited partnership interest as of December 31, 2014 and 2013, respectively, was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the ten trading days ending on the respective balance sheet date. Accordingly, as of December 31, 2014 and 2013, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $877,184 and $587,917, respectively.
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

12. Stockholders' Equity:
Stock Warrants:
On September 30, 2009, the Company issued a warrant in connection with its formation of a co-venture to own and operate Freehold Raceway Mall and Chandler Fashion Center (See Note 10—Co-Venture Arrangement). The warrant provided for the purchase of 935,358 shares of the Company's common stock. The warrant was valued at $6,496 and recorded as a credit to additional paid-in capital. The warrant had an exercise price of $46.68 per share, with such price subject to anti-dilutive adjustments. In December 2011, the holders requested a net issue exercise of 311,786 shares of the warrant and the Company elected to deliver a cash payment of $1,278 in exchange for the portion of the warrant exercised. On April 10, 2012, the holders requested a net exercise of an additional 311,786 shares of the warrant and the Company elected to deliver a cash payment of $3,448 in exchange for the portion of the warrant exercised. On October 24, 2012, the holders requested a net exercise of the remaining 311,786 shares of the warrant and the Company elected to deliver a cash payment of $3,923 in exchange for the portion of the warrant exercised.
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
On August 20, 2014, the Company terminated and replaced the 2012 ATM Program with a new ATM Program (the "2014 ATM Program") to sell, from time to time, shares of common stock, par value $0.01 per share, having an aggregate offering price of up to $500,000 (the "ATM Shares"). The terms of the 2014 ATM Program are substantially the same as the 2012 ATM Program.
The Company did not sell any shares under the 2012 ATM Program or the 2014 ATM Program during the year ended December 31, 2014.
As of December 31, 2014, $500,000 of the ATM Shares were available to be sold under the 2014 ATM Program. The unsold 2012 ATM Shares are no longer available for issuance. Actual future sales of the ATM Shares under the 2014 ATM Program will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. The Company has no obligation to sell the ATM Shares under the 2014 ATM Program.
Stock Issued to Acquire Property:
On November 28, 2012, the Company issued 535,265 restricted shares of common stock in connection with the acquisition of Kings Plaza Shopping Center (See Note 13—Acquisitions) for a value of $30,000, based on the closing price of the Company's common stock on the date of the transaction.
On November 14, 2014, the Company issued 17,140,845 shares of common stock in connection with the acquisition of the PPRLP Queens Portfolio (See Note 13—Acquisitions) for a value of $1,166,777, based on the closing price of the Company's common stock on the date of the transaction.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

13. Acquisitions:
Fashion Outlets of Niagara Falls USA:
On July 22, 2011, the Company acquired the Fashion Outlets of Niagara Falls USA, a 686,000 square foot outlet center in Niagara Falls, New York. The purchase and sale agreement included contingent consideration payable to AWE/Talisman, the former owner of the property and a related party (See Note 17—Related Party Transactions), based on the performance of the Fashion Outlets of Niagara Falls USA from the acquisition date through July 21, 2014 that increased the purchase price above the initial $200,000. During the year ended December 31, 2014, the Company paid $18,667 in full settlement of the contingent consideration liability.
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
FlatIron Crossing:
On October 3, 2012, the Company acquired the remaining 75% ownership interest in FlatIron Crossing that it did not previously own for $310,397. The acquisition was completed in order to gain 100% ownership and control over this asset. The purchase price was funded by a cash payment of $195,900 and the assumption of the third party's share of the mortgage note payable on the property of $114,497. Prior to the acquisition, the Company had accounted for its investment under the equity method of accounting (See Note 4—Investments in Unconsolidated Joint Ventures). As a result of this transaction, the Company obtained 100% ownership of FlatIron Crossing.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
13. Acquisitions: (Continued)

The following is a summary of the allocation of the fair value of FlatIron Crossing:

Property	$443,391
Deferred charges	25,251
Cash and cash equivalents	3,856
Other assets	2,101
Total assets acquired	474,599
Mortgage note payable	175,720
Accounts payable	366
Other accrued liabilities	11,071
Total liabilities assumed	187,157
Fair value of acquired net assets (at 100% ownership)	$287,442

The Company determined that the purchase price represented the fair value of the additional ownership interest in FlatIron Crossing that was acquired.

Fair value of existing ownership interest (at 25% ownership)	$91,542
Carrying value of investment	(33,382)
Prior gain deferral recognized	26,067
Gain on remeasurement of assets	$84,227
The following is the reconciliation of the purchase price to the fair value of the acquired net assets:

Purchase price	$310,397
Less debt assumed	(114,497)
Carrying value of investment	33,382
Gain on remeasurement of assets	84,227
Less prior gain deferral	(26,067)
Fair value of acquired net assets (at 100% ownership)	$287,442

The prior gain deferral relates to the prior sale of the 75% ownership interest in FlatIron Crossing. Due to certain contractual rights that were afforded to the buyer of the interest, a portion of that gain was deferred.
Since the date of acquisition, the Company has included FlatIron Crossing in its consolidated financial statements.
Arrowhead Towne Center:
On October 26, 2012, the Company acquired the remaining 33.3% ownership interest in Arrowhead Towne Center that it did not previously own for $144,400. The acquisition was completed in order to gain 100% ownership and control over this asset. The purchase price was funded by a cash payment of $69,025 and the assumption of the third party's pro rata share of the mortgage note payable on the property of $75,375. Prior to the acquisition, the Company had accounted for its investment under the equity method of accounting (See Note 4—Investments in Unconsolidated Joint Ventures). As a result of this transaction, the Company obtained 100% ownership of Arrowhead Towne Center.

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

Fair value of existing ownership interest (at 66.7% ownership)	$139,326
Carrying value of investment	(23,597)
Gain on remeasurement of assets	$115,729
The following is the reconciliation of the purchase price to the fair value of the acquired net assets:

Purchase price	$144,400
Less debt assumed	(75,375)
Carrying value of investment	23,597
Gain on remeasurement of assets	115,729
Fair value of acquired net assets (at 100% ownership)	$208,351
Since the date of acquisition, the Company has included Arrowhead Towne Center in its consolidated financial statements.
Kings Plaza Shopping Center:
On November 28, 2012, the Company acquired Kings Plaza Shopping Center, a 1,191,000 square foot regional shopping center in Brooklyn, New York, for a purchase price of $756,000. The purchase price was funded by a cash payment of $726,000 and the issuance of $30,000 in restricted common stock of the Company. The cash payment was provided by the placement of a mortgage note payable on the property that allowed for borrowings of up to $500,000. Concurrent with the acquisition, the Company borrowed $354,000 on the loan. On January 3, 2013, the Company exercised its option to borrow an additional $146,000 on the loan. The acquisition was completed to acquire a prominent center in Brooklyn, New York.

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
The following is a summary of the allocation of the fair value of Camelback Colonnade:

Property	$98,160
Deferred charges	8,284
Cash and cash equivalents	1,280
Restricted cash	1,139
Tenant receivables	615
Other assets	380
Total assets acquired	109,858
Mortgage note payable	49,465
Accounts payable	54
Other accrued liabilities	4,752
Total liabilities assumed	54,271
Fair value of acquired net assets (at 100% ownership)	$55,587

The Company recognized the following remeasurement gain on the Camelback Colonnade Restructuring:

Fair value of existing ownership interest (at 73.2% ownership)	$41,690
Carrying value of investment	(5,349)
Gain on remeasurement of assets	$36,341
Since the date of the restructuring, the Company has included Camelback Colonnade in its consolidated financial statements until its sale on December 29, 2014 (See Note 14—Dispositions).
Superstition Springs Center:
On October 24, 2013, the Company acquired the remaining 33.3% ownership interest in Superstition Springs Center that it did not previously own for $46,162. The purchase price was funded by a cash payment of $23,662 and the assumption of the third party's share of the mortgage note payable on the property of $22,500. Prior to the acquisition, the Company had accounted for its investment under the equity method of accounting (See Note 4—Investments in Unconsolidated Joint Ventures). As a result of this transaction, the Company obtained 100% ownership of Superstition Springs Center. The acquisition was completed in order to gain 100% ownership and control over this asset.

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

Fair value of existing ownership interest (at 66.7% ownership)	$47,340
Carrying value of investment	(32,476)
Gain on remeasurement of assets	$14,864

The following is the reconciliation of the purchase price to the fair value of the acquired net assets:

Purchase price	$46,162
Less debt assumed	(22,500)
Carrying value of investment	32,476
Remeasurement gain	14,864
Fair value of acquired net assets (at 100% ownership)	$71,002
Since the date of acquisition, the Company has included Superstition Springs Center in its consolidated financial statements.
Cascade Mall:
On June 4, 2014, the Company acquired the remaining 49% ownership interest in Cascade Mall that it did not previously own for $15,233. Prior to the acquisition, the Company had accounted for its investment under the equity method of accounting (See Note 4—Investments in Unconsolidated Joint Ventures). As a result of this transaction, the Company obtained 100% ownership of Cascade Mall. The acquisition was completed in order to obtain 100% ownership and control over this asset.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
13. Acquisitions: (Continued)

The following is a summary of the allocation of the fair value of Cascade Mall:

Property	$28,924
Deferred charges	6,660
Other assets	202
Total assets acquired	35,786
Other accrued liabilities	4,786
Total liabilities assumed	4,786
Fair value of acquired net assets (at 100% ownership)	$31,000

The Company determined that the purchase price represented the fair value of the additional ownership interest in Cascade Mall that was acquired.
The following is the reconciliation of the purchase price to the fair value of the acquired net assets:

Purchase price	$15,233
Distributions in excess of investment	15,767
Fair value of acquired net assets (at 100% ownership)	$31,000
Since the date of acquisition, the Company has included Cascade Mall in its consolidated financial statements. The property has generated incremental revenue of $4,458 and incremental earnings of $380 during the year ended December 31, 2014.
Fashion Outlets of Chicago:
On October 31, 2014, the Company purchased AWE/Talisman's ownership interest in its consolidated joint venture in Fashion Outlets of Chicago, for $69,987. The purchase price was funded by a cash payment of $55,867 and the settlement of the balance on the Talisman Notes of $14,120 (See Note 17—Related Party Transactions). The cash payment was funded by borrowings under the Company's line of credit. The purchase agreement includes contingent consideration based on the financial performance of Fashion Outlets of Chicago at an agreed upon date in 2016. The Company estimated the fair value of the contingent consideration as of December 31, 2014 to be $10,142, which has been included in other accrued liabilities. As a result of this acquisition, the noncontrolling interest of $76,141 was reversed.
PPRLP Queens Portfolio:
On November 14, 2014, the Company acquired the remaining 49% ownership interest in the PPRLP Queens Portfolio that it did not previously own for $1,838,886. The acquisition was completed in order to gain 100% ownership and control over this portfolio of prominent shopping centers. The purchase price was funded by the assumption of the third party's pro rata share of the mortgage notes payable on the property of $672,109 and the issuance of $1,166,777 in common stock of the Company. Prior to the acquisition, the Company had accounted for its investment under the equity method of accounting (See Note 4—Investments in Unconsolidated Joint Ventures). As a result of this transaction, the Company obtained 100% ownership of the PPRLP Queens Portfolio.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
13. Acquisitions: (Continued)

The following is a summary of the preliminary allocation of the estimated fair value of the PPRLP Queens Portfolio:

Property	$3,714,982
Deferred charges	152,250
Cash and cash equivalents	28,890
Restricted cash	5,113
Tenant receivables	5,438
Other assets	127,723
Total assets acquired	4,034,396
Mortgage notes payable	1,414,659
Accounts payable	5,669
Due to affiliates	2,680
Other accrued liabilities	230,210
Total liabilities assumed	1,653,218
Fair value of acquired net assets (at 100% ownership)	$2,381,178

The purchase price allocation for the PPRLP Queens Portfolio is based on a preliminary measurement of fair value that is subject to change. The allocation for the PPRLP Queens Portfolio represents the Company's current best estimate of fair value. The Company determined that the purchase price represented the estimated fair value of the additional ownership interest in the PPRLP Queens Portfolio that was acquired.

Fair value of existing ownership interest (at 51% ownership)	$1,214,401
Distributions in excess of investment	208,735
Gain on remeasurement of assets	$1,423,136
The following is the reconciliation of the purchase price to the estimated fair value of the acquired net assets:

Purchase price	$1,838,886
Less debt assumed	(672,109)
Distributions in excess of investment	(208,735)
Gain on remeasurement of assets	1,423,136
Fair value of acquired net assets (at 100% ownership)	$2,381,178
Since the date of acquisition, the Company has included the PPRLP Queens Portfolio in its consolidated financial statements. The property generated incremental revenue of $40,378 and incremental earnings of $4,285 during the year ended December 31, 2014.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
13. Acquisitions: (Continued)

Pro Forma Results of Operations:
The following unaudited pro forma total revenue and income from continuing operations for 2014 and 2013 assumes the 2013 and 2014 property acquisitions took place on January 1, 2013 and assumes that the 2013 and 2012 property acquisitions took place on January 1, 2012:

	Total revenue	Income from continuing operations
Supplemental pro forma for the year ended December 31, 2014(1)	$1,287,904	$1,605,975
Supplemental pro forma for the year ended December 31, 2013(1)	$1,311,941	$104,123
Supplemental pro forma for the year ended December 31, 2012(1)	$1,094,559	$92,193
____________________________________

(1)
This unaudited pro forma supplemental information does not purport to be indicative of what the Company's operating results would have been had the acquisitions occurred on January 1, 2013 or 2012, and may not be indicative of future operating results. The Company has excluded remeasurement gains and acquisition costs from these pro forma results as they are considered significant non‑recurring adjustments directly attributable to the acquisitions.

14. Dispositions:
In March 2012, the Company recorded an impairment charge of $54,306 related to Valley View Center. As a result of the sale of the property on April 23, 2012, the Company wrote down the carrying value of the long-lived assets to their estimated fair value of $33,450, which was equal to the sales price of the property. On April 23, 2012, the property was sold by a court appointed receiver, which resulted in a gain on the extinguishment of debt of $104,023.
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
On May 17, 2012, the Company sold Hilton Village, an 80,000 square foot community center in Scottsdale, Arizona, for $24,820, resulting in a gain on the sale of assets of $3,127. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
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
In December 2012, the Company recognized an impairment charge of $24,555 on Fiesta Mall, a 933,000 square foot regional shopping center in Mesa, Arizona, to write down the carrying value of the long-lived assets to their estimated fair value due to a reduction in the estimated holding period of the property. On September 30, 2013, the Company conveyed Fiesta Mall to the mortgage note lender by a deed-in-lieu of foreclosure. The mortgage loan was non-recourse. As a result of the conveyance, the Company recognized a gain on the extinguishment of debt of $1,252.
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
14. Dispositions: (Continued)

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
The Company has classified the results of operations and gain or loss on sale for all of the above dispositions as discontinued operations for the years ended December 31, 2013 and 2012. Revenues from discontinued operations were $54,752 and $94,406 for the years ended December 31, 2013 and 2012, respectively. Total income from discontinued operations, including the gain from disposition of assets, net was $289,936 and $63,223 for the years ended December 31, 2013 and 2012, respectively.
On January 1, 2014, the Company adopted ASU 2014-08 (See Note 2—Summary of Significant Accounting Policies). The Company has determined that none of the disposals during the year ended December 31, 2014 represented discontinued operations. As a result, the following dispositions during the year ended December 31, 2014 have been included in gain on sale or write down of assets, net, from continuing operations:
On January 15, 2014, the Company sold Rotterdam Square, a 585,000 square foot regional shopping center in Schenectady, New York, for $8,500, resulting in a loss on the sale of assets of $435. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On February 14, 2014, the Company sold Somersville Towne Center, a 348,000 square foot regional shopping center in Antioch, California, for $12,337, resulting in a loss on the sale of assets of $263. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On March 17, 2014, the Company sold Lake Square Mall, a 559,000 square foot regional shopping center in Leesburg, Florida, for $13,280, resulting in a loss on the sale of assets of $876. The sales price was funded by a cash payment of $3,677 and the issuance of two notes receivable totaling $9,603 (See Note 6—Tenant and Other Receivables). The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.
On July 7, 2014, the Company sold a former Mervyn's store in El Paso, Texas for $3,560, resulting in a loss on the sale of assets of $158. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
14. Dispositions: (Continued)

On August 28, 2014, the Company sold a former Mervyn's store in Thousand Oaks, California for $3,500, resulting in a loss on the sale of assets of $80. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On September 11, 2014, the Company sold a leasehold interest in a former Mervyn's store in Laredo, Texas for $1,200, resulting in a gain on the sale of assets of $315. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On October 10, 2014, the Company sold a former Mervyn's store in Marysville, California for $1,900, resulting in a loss on the sale of assets of $3. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On October 31, 2014, the Company sold South Towne Center, a 1,278,000 square foot regional shopping center in Sandy, Utah, for $205,000, resulting in a gain on the sale of assets of $121,873. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On December 29, 2014, the Company sold its 67.5% ownership interest in its consolidated joint venture in Camelback Colonnade, a 619,000 square foot community center in Phoenix, Arizona, for $92,898, resulting in a gain on the sale of assets of $24,554. The sales price was funded by a cash payment of $61,173 and the assumption of the Company's share of the mortgage note payable on the property of $31,725. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes. As a result of the sale, the Company was discharged of the $47,946 mortgage note payable on the property and $17,217 of noncontrolling interest was reversed.
15. Future Rental Revenues:
Under existing non-cancelable operating lease agreements, tenants are committed to pay the following minimum rental payments to the Company:

Year Ending December 31,
2015	$663,007
2016	572,304
2017	494,380
2018	424,747
2019	358,973
Thereafter	1,257,743
$3,771,154

16. Commitments and Contingencies:
The Company has certain properties subject to non-cancelable operating ground leases. The leases expire at various times through 2098, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. Ground lease rent expenses were $10,968, $10,579 and $8,681 for the years ended December 31, 2014, 2013 and 2012, respectively. No contingent rent was incurred for the years ended December 31, 2014, 2013 or 2012.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
16. Commitments and Contingencies: (Continued)

Minimum future rental payments required under the leases are as follows:

Year Ending December 31,
2015	$15,449
2016	15,472
2017	15,457
2018	11,342
2019	9,821
Thereafter	309,369
$376,910

As of December 31, 2014, the Company was contingently liable for $18,388 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the relevant agreement. At December 31, 2014, the Company had $41,205 in outstanding obligations, which it believes will be settled in the next twelve months.
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

	2014	2013	2012
Management fees	$18,705	$21,993	$24,007
Development and leasing fees	11,822	10,859	13,165
	$30,527	$32,852	$37,172

Certain mortgage notes on the properties are held by NML (See Note 8—Mortgage Notes Payable). Interest expense in connection with these notes was $15,134, $15,016 and $15,386 for the years ended December 31, 2014, 2013 and 2012, respectively. Included in accounts payable and accrued expenses is interest payable to this related party of $1,125 and $1,240 at December 31, 2014 and 2013, respectively.
The Company had loans to unconsolidated joint ventures to fund development stage projects prior to construction loan funding. Correspondingly, loan payables in the same amount have been accrued as an obligation by the various joint ventures. Interest income associated with these notes was $164, $281 and $254 for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2013, the balance on these loans was $2,756. There were no loans outstanding at December 31, 2014.
Due from affiliates includes $3,869 and $3,822 of unreimbursed costs and fees due from unconsolidated joint ventures under management agreements at December 31, 2014 and 2013, respectively.
Due from affiliates at December 31, 2013 also included two notes receivable from principals of AWE/Talisman ("Talisman Notes") that bore interest at 5.0% and were to mature based on the refinancing or sale of Fashion Outlets of Chicago, a 529,000 square foot outlet center in Rosemont, Illinois, or certain other specified events. AWE/Talisman was considered a related party because it had a 40% noncontrolling ownership interest in Fashion Outlets of Chicago. On

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
17. Related-Party Transactions: (Continued)

October 31, 2014, in connection with the Company's acquisition of AWE/Talisman's ownership interest in Fashion Outlets of Chicago, the balance of the Talisman Notes were settled (See Note 13—Acquisitions). The balance on these notes was $13,603 at December 31, 2013. Interest income earned on these notes was $516 and $625 for the years ended December 31, 2014 and 2013, respectively.
In addition, due from affiliates at December 31, 2014 and 2013 includes a note receivable from RED/303 LLC ("RED") that bears interest at 5.25% and matures on March 29, 2016. Interest income earned on this note was $614 and $525 for the years ended December 31, 2014 and 2013, respectively. The balance on this note receivable was $11,027 and $12,707 at December 31, 2014 and 2013, respectively. RED is considered a related party because it is a partner in a joint venture development project. The note is collateralized by RED's membership interest in a development agreement.
Also included in due from affiliates is a note receivable of $65,336 from Lennar Corporation that bears interest at LIBOR plus 2% and matures upon the completion of certain milestones in connection with the development of Candlestick Point (See Note 4—Investments in Unconsolidated Joint Ventures). Lennar Corporation is considered a related party because it has an ownership interest in Candlestick Point. Interest income earned on the note was $206 for the year ended December 31, 2014.
18. Share and Unit-based Plans:
The Company has established share and unit-based compensation plans for the purpose of attracting and retaining executive officers, directors and key employees.
2003 Equity Incentive Plan:
The 2003 Equity Incentive Plan ("2003 Plan") authorizes the grant of stock awards, stock options, stock appreciation rights, stock units, stock bonuses, performance-based awards, dividend equivalent rights and OP Units or other convertible or exchangeable units. As of December 31, 2014, stock awards, stock units, LTIP Units (as defined below), stock appreciation rights ("SARs") and stock options have been granted under the 2003 Plan. All stock options or other rights to acquire common stock granted under the 2003 Plan have a term of 10 years or less. These awards were generally granted based on the performance of the Company and the employees. None of the awards have performance requirements other than a service condition of continued employment unless otherwise provided. All awards are subject to restrictions determined by the Company's compensation committee. The aggregate number of shares of common stock that may be issued under the 2003 Plan is 13,825,428 shares. As of December 31, 2014, there were 3,602,672 shares available for issuance under the 2003 Plan.
Stock Awards:
The value of the stock awards was determined by the market price of the Company's common stock on the date of the grant. The following table summarizes the activity of non-vested stock awards during the years ended December 31, 2014, 2013 and 2012:

	2014		2013		2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of year	19,001	$56.77	20,924	$49.36	21,130	$40.68
Granted	—	—	8,963	61.84	9,639	54.43
Vested	(9,812)	54.45	(10,886)	46.70	(9,845)	35.69
Balance at end of year	9,189	$59.25	19,001	$56.77	20,924	$49.36

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
18. Share and Unit-Based Plans: (Continued)

Stock Units:
The stock units represent the right to receive upon vesting one share of the Company's common stock for one stock unit. The value of the outstanding stock units was determined by the market price of the Company's common stock on the date of the grant. The following table summarizes the activity of non-vested stock units during the years ended December 31, 2014, 2013 and 2012:

	2014		2013		2012
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	137,318	$57.24	114,677	$52.19	576,340	$11.71
Granted	75,309	60.50	67,920	62.01	72,322	54.43
Vested	(68,253)	55.14	(45,279)	51.59	(533,985)	8.80
Balance at end of year	144,374	$59.94	137,318	$57.24	114,677	$52.19

SARs:
The executives have up to 10 years from the grant date to exercise the SARs. Upon exercise, the executives will receive unrestricted common shares for the appreciation in value of the SARs from the grant date to the exercise date.
The Company determined the value of each SAR awarded during the year ended December 31, 2012 to be $9.67 using the Black‑Scholes Option Pricing Model based upon the following assumptions: volatility of 25.85%, dividend yield of 3.69%, risk free rate of 1.20%, current value of $59.57 and an expected term of 8 years. The value of each of the other outstanding SARs was determined at the grant date to be $7.68 based upon the following assumptions: volatility of 22.52%, dividend yield of 5.23%, risk free rate of 3.15%, current value of $61.17 and an expected term of 8 years. The assumptions for volatility and dividend yield were based on the Company's historical experience as a publicly traded company, the current value was based on the closing price on the date of grant and the risk free rate was based upon the interest rate of the 10-year Treasury bond on the date of grant. The following table summarizes the activity of SARs awards during the years ended December 31, 2014, 2013 and 2012:

	2014		2013		2012
	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price
Balance at beginning of year	1,070,991	$56.66	1,164,185	$56.66	1,156,985	$56.55
Granted	—	—	—	—	39,932	59.57
Exercised	(298,352)	56.63	(93,194)	56.63	(32,732)	56.63
Balance at end of year	772,639	$56.67	1,070,991	$56.66	1,164,185	$56.66
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
18. Share and Unit-Based Plans: (Continued)

The market-indexed LTIP Units vest over the service period of the award based on the percentile ranking of the Company in terms of total return to stockholders (the "Total Return") per common stock share relative to the Total Return of a group of peer REITs, as measured at the end of the measurement period.
The fair value of the market-indexed LTIP Units are estimated on the date of grant using a Monte Carlo Simulation model. The stock price of the Company, along with the stock prices of the group of peer REITs (for market-indexed awards), is assumed to follow the Multivariate Geometric Brownian Motion Process. Multivariate Geometric Brownian Motion is a common assumption when modeling in financial markets, as it allows the modeled quantity (in this case, the stock price) to vary randomly from its current value and take any value greater than zero. The volatilities of the returns on the share price of the Company and the peer group REITs were estimated based on a look-back period. The expected growth rate of the stock prices over the "derived service period" is determined with consideration of the risk free rate as of the grant date.
On February 23, 2012, the Company granted 190,000 market-indexed LTIP Units at a grant date fair value of $37.77 per LTIP Unit. On April 16, 2012, the Company granted 10,000 market-indexed LTIP Units at a grant date fair value of $54.97 per LTIP Unit. The market-indexed LTIP Unit grants vested over a service period ending January 31, 2013. On September 1, 2012, the Company granted 20,000 LTIP Units at a fair value of $59.57 per LTIP Unit that were fully vested on the grant date. On February 11, 2013, the compensation committee determined that the market-indexed LTIP Units granted under the LTIP in 2012 had vested at the 100% level, based on the Company's percentile ranking in terms of Total Return per common stock share compared to the Total Return of a group of peer REITs during the period of February 1, 2012 to January 31, 2013. As a result, the 200,000 market-indexed LTIP Units vested as of January 31, 2013.
On February 15, 2013, the Company granted 332,189 market-indexed LTIP Units ("2013 LTIP Units") at a grant date fair value of $66.58 per LTIP Unit that vested over a service period ending December 31, 2013. On January 16, 2014, the compensation committee determined that the 2013 LTIP Units had vested at the 96% level, based on the Company's percentile ranking in terms of Total Return per common stock share compared to the Total Return of a group of peer REITs during the period of January 1, 2013 to December 31, 2013. As a result, 318,900 LTIP Units vested and 13,289 LTIP Units were forfeited as of December 31, 2013.
On January 1, 2014, the Company granted 70,042 LTIP Units with a grant date fair value of $58.89 that will vest in equal annual installments over a service period ending December 31, 2016. Concurrently, the Company granted 272,930 market-indexed LTIP Units ("2014 LTIP Units") at a grant date fair value of $45.34 per LTIP Unit that vested over a service period ending December 31, 2014. The 2014 LTIP Units were equally divided between two types of awards. The terms of both types of awards were the same, except one award had an additional 3% absolute Total Return requirement, which if it was not met, then such LTIP Units would not have vested. On January 12, 2015, the compensation committee determined that the 2014 LTIP Units had vested at a 150% level, based on the Company's percentile ranking in terms of Total Return per common stock share compared to the Total Return of a group of peer REITs during the period of January 1, 2014 to December 31, 2014. In addition, the compensation committee determined that the applicable 3% absolute Total Return requirement was exceeded. As a result, an additional 136,465 fully-vested LTIP Units were granted on December 31, 2014.
On March 7, 2014, the Company granted 246,471 LTIP Units at a fair value of $60.25 per LTIP Unit that were fully vested on the grant date.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
18. Share and Unit-Based Plans: (Continued)

The following table summarizes the activity of the non-vested LTIP Units during the years ended December 31, 2014, 2013 and 2012:

	2014		2013		2012
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	—	$—	200,000	$38.63	190,000	$43.30
Granted	725,908	51.71	332,189	66.58	315,000	40.53
Vested	(679,213)	51.22	(518,900)	55.81	(305,000)	44.85
Forfeited	—	—	(13,289)	66.58	—	—
Balance at end of year	46,695	$58.89	—	$—	200,000	$38.63
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
The following table summarizes the activity of stock options for the years ended December 31, 2014, 2013 and 2012:

	2014		2013		2012
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance at beginning of year	10,068	$59.57	12,768	$54.69	2,700	$36.51
Granted	—	—	—	—	10,068	59.57
Exercised	—	—	(2,700)	36.51	—	—
Balance at end of year	10,068	$59.57	10,068	$59.57	12,768	$54.69
Directors' Phantom Stock Plan:
The Directors' Phantom Stock Plan offers non-employee members of the board of directors ("Directors") the opportunity to defer their cash compensation and to receive that compensation in common stock rather than in cash after termination of service or a predetermined period. Compensation generally includes the annual retainers payable by the Company to the Directors. Deferred amounts are generally credited as units of phantom stock at the beginning of each three-year deferral period by dividing the present value of the deferred compensation by the average fair market value of the Company's common stock at the date of award. Compensation expense related to the phantom stock awards was determined by the amortization of the value of the stock units on a straight-line basis over the applicable service period. The stock units (including dividend equivalents) vest as the Directors' services (to which the fees relate) are rendered. Vested phantom stock units are ultimately paid out in common stock on a one-unit for one-share basis. To the extent elected by a Director, stock units receive dividend equivalents in the form of additional stock units based on the dividend amount paid on the common stock. The aggregate number of phantom stock units that may be granted under the Directors' Phantom Stock Plan is 500,000. As of December 31, 2014, there were 212,947 stock units available for grant under the Directors' Phantom Stock Plan.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
18. Share and Unit-Based Plans: (Continued)

The following table summarizes the activity of the non-vested phantom stock units for the years ended December 31, 2014, 2013 and 2012:

	2014		2013		2012
	Stock Units	Weighted Average Grant Date Fair Value	Stock Units	Weighted Average Grant Date Fair Value	Stock Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	17,575	$58.66	—	$—	15,745	$34.84
Granted	10,747	65.54	34,266	59.04	7,896	57.29
Vested	(19,053)	62.69	(16,691)	59.44	(22,179)	45.24
Forfeited	—	—	—	—	(1,462)	33.74
Balance at end of year	9,269	$58.35	17,575	$58.66	—	$—

Employee Stock Purchase Plan ("ESPP"):
The ESPP authorizes eligible employees to purchase the Company's common stock through voluntary payroll deductions made during periodic offering periods. Under the ESPP common stock is purchased at a 15% discount from the lesser of the fair value of common stock at the beginning and end of the offering period. A maximum of 750,000 shares of common stock is available for purchase under the ESPP. The number of shares available for future purchase under the plan at December 31, 2014 was 540,318.
Compensation:
The following summarizes the compensation cost under the share and unit-based plans for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Stock awards	$365	$497	$598
Stock units	4,689	3,839	3,379
LTIP units	28,598	22,778	9,436
SARs	—	—	583
Stock options	16	16	21
Phantom stock units	1,205	992	953
	$34,873	$28,122	$14,970

During the year ended December 31, 2012, the Company modified the terms of 20,000 LTIP Units and 54,405 SARs of a former executive officer. As a result of this modification, the Company recognized an additional compensation cost of $1,214 during the year ended December 31, 2012.
The Company capitalized share and unit-based compensation costs of $5,410, $3,915 and $2,646 for the years ended December 31, 2014, 2013 and 2012, respectively.
The fair value of the stock awards and stock units that vested during the years ended December 31, 2014, 2013 and 2012 was $4,685, $3,516 and $30,454, respectively. Unrecognized compensation costs of share and unit-based plans at December 31, 2014 consisted of $2,751 from LTIP Units, $248 from stock awards, $2,843 from stock units, $43 from stock options and $541 from phantom stock units.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

19. Employee Benefit Plans:
401(k) Plan:
The Company has a defined contribution retirement plan that covers its eligible employees (the "Plan"). The Plan is a defined contribution retirement plan covering eligible employees of the Macerich Property Management Company LLC and participating affiliates. The Plan is qualified in accordance with section 401(a) of the Code. Effective January 1, 1995, the Plan was amended to constitute a qualified cash or deferred arrangement under section 401(k) of the Code, whereby employees can elect to defer compensation subject to Internal Revenue Service withholding rules. This Plan was further amended effective as of February 1, 1999 to add The Macerich Company Common Stock Fund as a new investment alternative under the Plan. A total of 150,000 shares of common stock were reserved for issuance under the Plan, which was subsequently increased by an additional 500,000 shares in February 2013. On January 1, 2004, the Plan adopted the "Safe Harbor" provision under Sections 401(k)(12) and 401(m)(11) of the Code. In accordance with adopting these provisions, the Company makes matching contributions equal to 100 percent of the first three percent of compensation deferred by a participant and 50 percent of the next two percent of compensation deferred by a participant. During the years ended December 31, 2014, 2013 and 2012, these matching contributions made by the Company were $3,253, $3,017 and $3,094, respectively. Contributions and matching contributions to the Plan by the plan sponsor and/or participating affiliates are recognized as an expense of the Company in the period that they are made.
Deferred Compensation Plans:
The Company has established deferred compensation plans under which key executives of the Company may elect to defer receiving a portion of their cash compensation otherwise payable in one calendar year until a later year. The Company may, as determined by the Board of Directors in its sole discretion prior to the beginning of the plan year, credit a participant's account with a matching amount equal to a percentage of the participant's deferral. The Company contributed $845, $843 and $648 to the plans during the years ended December 31, 2014, 2013 and 2012, respectively. Contributions are recognized as compensation in the periods they are made.
20. Income Taxes:
For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, unrecaptured Section 1250 gain and return of capital or a combination thereof. The following table details the components of the distributions, on a per share basis, for the years ended December 31:

	2014		2013		2012
Ordinary income	$1.92	76.5%	$1.02	43.3%	$0.74	33.2%
Capital gains	0.16	6.4%	1.24	52.5%	1.13	50.7%
Unrecaptured Section 1250 gain	0.05	2.0%	0.10	4.2%	0.36	16.1%
Return of capital	0.38	15.1%	—	—%	—	—%
Dividends paid	$2.51	100.0%	$2.36	100.0%	$2.23	100.0%

The Company has made Taxable REIT Subsidiary elections for all of its corporate subsidiaries other than its Qualified REIT Subsidiaries. The elections, effective for the year beginning January 1, 2001 and future years, were made pursuant to Section 856(l) of the Code.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
20. Income Taxes: (Continued)

The income tax benefit (expense) of the TRSs for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Current	$—	$(142)	$—
Deferred	4,269	1,834	4,159
Income tax benefit	$4,269	$1,692	$4,159

Income tax benefit of the TRSs for the years ended December 31, 2014, 2013 and 2012 are reconciled to the amount computed by applying the Federal Corporate tax rate as follows:

	2014	2013	2012
Book loss for TRSs	$10,785	$11,709	$16,154
Tax at statutory rate on earnings from continuing operations before income taxes	$3,667	$3,981	$5,493
Other	602	(2,289)	(1,334)
Income tax benefit	$4,269	$1,692	$4,159

The net operating loss carryforwards are currently scheduled to expire through 2034, beginning in 2024. Net deferred tax assets of $35,625 and $31,356 were included in deferred charges and other assets, net at December 31, 2014 and 2013, respectively. The tax effects of temporary differences and carryforwards of the TRSs included in the net deferred tax assets at December 31, 2014 and 2013 are summarized as follows:

	2014	2013
Net operating loss carryforwards	$24,698	$26,394
Property, primarily differences in depreciation and amortization, the tax basis of land assets and treatment of certain other costs	8,201	3,673
Other	2,726	1,289
Net deferred tax assets	$35,625	$31,356
For the years ended December 31, 2014, 2013 and 2012 there were no unrecognized tax benefits.
The tax years 2010 through 2014 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next 12 months.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

21. Quarterly Financial Data (Unaudited):
The following is a summary of quarterly results of operations for the years ended December 31, 2014 and 2013:

	2014 Quarter Ended				2013 Quarter Ended
	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
Revenues	$322,909	$263,491	$254,336	$264,511	$282,137	$258,154	$245,877	$243,307
Net income attributable to the Company(1)	$1,429,221	$35,914	$16,088	$17,819	$144,878	$38,123	$218,997	$18,092
Net income attributable to common stockholders per share-basic	$9.52	$0.25	$0.11	$0.13	$1.03	$0.27	$1.57	$0.13
Net income attributable to common stockholders per share-diluted	$9.51	$0.25	$0.11	$0.13	$1.03	$0.27	$1.57	$0.13
_____________________

(1)
Net income attributable to the Company for the quarter ended December 31, 2014 includes the gain on remeasurement of assets of $1,423,136 from the acquisition of the PPRLP Queens Portfolio (See Note 13—Acquisitions). The net income attributable to the Company for the quarter ended December 31, 2013 includes the gain of $151,467 on the sale of Chesterfield Towne Center and Centre at Salisbury (See Note 14—Dispositions).

22. Subsequent Events:
On January 30, 2015, the Company announced a dividend/distribution of $0.65 per share for common stockholders and OP Unit holders of record on February 20, 2015. All dividends/distributions will be paid 100% in cash on March 6, 2015.
On February 17, 2015, the Company acquired the remaining 50% ownership interest in Inland Center, a 933,000 square foot regional shopping center in San Bernardino, California, that it did not previously own for $51,250. The purchase price was funded by a cash payment of $26,250 and the assumption of the third party's share of the mortgage note payable on the property of $25,000. Concurrent with the purchase of the joint venture interest, the Company paid off the $50,000 loan on the property. The cash payment was funded by borrowings under the Company's line of credit.
On February 19, 2015, the Company closed a $280,000 loan on Vintage Faire Mall that bears interest at a rate of 3.49% and matures on March 6, 2026.

THE MACERICH COMPANY
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2014
(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
Shopping Centers/Entities	Land	Building and Improvements	Equipment and Furnishings	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Equipment and Furnishings	Construction in Progress	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation
Arrowhead Towne Center	$36,687	$386,662	$—	$5,593	$36,687	$390,949	$587	$719	$428,942	$23,749	$405,193
Black Canyon Auto Park	20,600	—	—	11,448	32,046	—	—	2	32,048	—	32,048
Capitola Mall	20,395	59,221	—	12,593	20,392	70,286	1,226	305	92,209	30,432	61,777
Cascade Mall	19,253	9,671	—	(676)	18,699	9,501	48	—	28,248	274	27,974
Chandler Fashion Center	24,188	223,143	—	14,269	24,188	232,306	5,106	—	261,600	82,644	178,956
Danbury Fair Mall	130,367	316,951	—	96,784	142,751	395,362	5,942	47	544,102	104,765	439,337
Deptford Mall	48,370	194,250	—	45,576	61,029	224,815	2,352	—	288,196	52,405	235,791
Desert Sky Mall	9,447	37,245	12	2,246	9,082	38,853	953	62	48,950	5,356	43,594
Eastland Mall	22,050	151,605	—	4,906	22,066	155,715	780	—	178,561	13,815	164,746
Estrella Falls	10,550	—	—	61,328	9,405	—	—	62,473	71,878	—	71,878
Fashion Outlets of Chicago	—	—	—	250,542	40,575	207,432	2,170	365	250,542	13,988	236,554
Fashion Outlets of Niagara Falls USA	18,581	210,139	—	99,001	27,681	273,148	1,103	25,789	327,721	26,073	301,648
Flagstaff Mall	5,480	31,773	—	16,874	5,480	47,951	696	—	54,127	16,510	37,617
The Marketplace at Flagstaff Mall	—	—	—	52,830	—	52,830	—	—	52,830	16,372	36,458
FlatIron Crossing	109,851	333,540	—	16,821	109,851	347,830	1,514	1,017	460,212	25,877	434,335
Freehold Raceway Mall	164,986	362,841	—	97,368	168,098	452,330	4,767	—	625,195	134,182	491,013
Fresno Fashion Fair	17,966	72,194	—	47,132	17,966	117,511	1,754	61	137,292	52,076	85,216
Great Northern Mall	12,187	62,657	—	(20,870)	6,981	46,704	289	—	53,974	20,693	33,281
Green Acres Mall	156,640	321,034	—	41,084	156,640	331,971	3,222	26,925	518,758	24,260	494,498
Kings Plaza Shopping Center	209,041	485,548	20,000	43,955	209,041	522,896	21,903	4,704	758,544	34,229	724,315
La Cumbre Plaza	18,122	21,492	—	24,530	17,280	46,327	345	192	64,144	20,965	43,179
Lakewood Center	140,928	534,952	—	1,666	140,928	536,408	210	—	677,546	2,758	674,788
Los Cerritos Center	85,670	612,803	—	2,669	85,670	555,646	76	59,750	701,142	2,572	698,570
Macerich Management Co.	—	8,685	26,562	32,910	1,967	7,608	52,504	6,078	68,157	41,308	26,849
MACWH, LP	—	25,771	—	16,017	11,557	27,455	—	2,776	41,788	6,990	34,798
Northgate Mall	8,400	34,865	841	103,212	13,414	130,229	3,180	495	147,318	60,674	86,644
NorthPark Mall	7,746	74,661	—	5,917	7,885	79,986	441	12	88,324	8,141	80,183
Oaks, The	32,300	117,156	—	241,248	55,527	330,909	2,457	1,811	390,704	101,862	288,842
Pacific View	8,697	8,696	—	128,517	7,854	135,586	2,470	—	145,910	54,078	91,832
Panorama Mall	4,373	17,491	—	9,719	4,857	24,328	475	1,923	31,583	9,048	22,535
Paradise Valley Mall	24,565	125,996	—	42,492	35,921	154,362	2,297	473	193,053	57,816	135,237
See accompanying report of independent registered public accounting firm.

THE MACERICH COMPANY
Schedule III—Real Estate and Accumulated Depreciation (Continued)
December 31, 2014
(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
Shopping Centers/Entities	Land	Building and Improvements	Equipment and Furnishings	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Equipment and Furnishings	Construction in Progress	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation
Paradise Village Ground Leases	8,880	2,489	—	(6,876)	3,870	623	—	—	4,493	281	4,212
Paradise Village Office Park II	1,150	1,790	—	3,222	2,300	3,583	279	—	6,162	2,158	4,004
Promenade at Casa Grande	15,089	—	—	84,999	8,851	91,170	67	—	100,088	32,259	67,829
Queens Center	251,474	1,039,922	—	243	251,474	1,039,424	104	637	1,291,639	4,476	1,287,163
Santa Monica Place	26,400	105,600	—	299,484	44,292	359,222	7,901	20,069	431,484	66,589	364,895
SanTan Adjacent Land	29,414	—	—	6,505	30,506	—	—	5,413	35,919	—	35,919
SanTan Village Regional Center	7,827	—	—	193,020	6,344	193,478	1,025	—	200,847	71,474	129,373
SouthPark Mall	7,035	38,215	—	11,901	7,479	43,276	260	6,136	57,151	3,554	53,597
South Plains Mall	23,100	92,728	—	34,152	23,100	124,678	1,732	470	149,980	54,543	95,437
Southridge Center	6,764	—	—	18,670	6,514	18,828	91	1	25,434	1,505	23,929
Stonewood Center	4,948	302,527	—	26	4,948	302,527	26	—	307,501	1,561	305,940
Superstition Springs Center	10,928	112,718	—	1,282	9,273	113,358	89	2,208	124,928	3,942	120,986
Superstition Springs Power Center	1,618	4,420	—	6	1,618	4,343	83	—	6,044	1,464	4,580
Tangerine (Marana), The Shops at	36,158	—	—	(9,591)	16,922	—	—	9,645	26,567	—	26,567
The Macerich Partnership, L.P.	—	2,534	—	9,942	—	—	6,301	6,175	12,476	1,971	10,505
Towne Mall	6,652	31,184	—	3,796	6,877	34,308	447	—	41,632	11,668	29,964
Tucson La Encantada	12,800	19,699	—	55,378	12,800	74,580	497	—	87,877	36,868	51,009
Twenty Ninth Street	—	37,843	64	210,459	23,599	223,399	1,244	124	248,366	86,659	161,707
Valley Mall	16,045	26,098	—	6,829	15,616	32,996	330	30	48,972	3,133	45,839
Valley River Center	24,854	147,715	—	20,124	24,854	166,096	1,743	—	192,693	44,199	148,494
Victor Valley, Mall of	15,700	75,230	—	50,537	20,080	119,247	2,140	—	141,467	34,332	107,135
Vintage Faire Mall	14,902	60,532	—	55,147	17,647	111,432	1,502	—	130,581	56,694	73,887
Washington Square	89,659	652,310	—	454	89,886	650,155	151	2,231	742,423	3,016	739,407
Westside Pavilion	34,100	136,819	—	70,923	34,100	201,490	5,876	376	241,842	88,683	153,159
Wilton Mall	19,743	67,855	—	19,653	19,810	86,190	1,117	134	107,251	24,438	82,813
500 North Michigan Avenue	12,851	55,358	—	5,985	10,991	50,254	113	12,836	74,194	5,338	68,856
Mervyn's (former locations)	10,094	68,660	—	12,738	9,449	73,481	456	8,106	91,492	19,373	72,119
Other land and development properties	49,913	—	—	34,868	37,573	14,401	113	32,694	84,781	5,902	78,879
	$2,105,538	$7,923,288	$47,479	$2,701,577	$2,242,291	$10,079,773	$152,554	$303,264	$12,777,882	$1,709,992	$11,067,890
See accompanying report of independent registered public accounting firm.

THE MACERICH COMPANY
Schedule III—Real Estate and Accumulated Depreciation (Continued)
December 31, 2014
(Dollars in thousands)

Depreciation of the Company's investment in buildings and improvements reflected in the consolidated statements of operations are calculated over the estimated useful lives of the asset as follows:

Buildings and improvements	5 - 40 years
Tenant improvements	5 - 7 years
Equipment and furnishings	5 - 7 years

The changes in total real estate assets for the three years ended December 31, 2014 are as follows:

	2014	2013	2012
Balances, beginning of year	$9,181,338	$9,012,706	$7,489,735
Additions	4,042,409	943,159	1,909,530
Dispositions and retirements	(445,865)	(774,527)	(386,559)
Balances, end of year	$12,777,882	$9,181,338	$9,012,706
   The aggregate gross cost of the property included in the table above for federal income tax purposes was $8,035,421 (unaudited) at December 31, 2014.

The changes in accumulated depreciation for the three years ended December 31, 2014 are as follows:

	2014	2013	2012
Balances, beginning of year	$1,559,572	$1,533,160	$1,410,692
Additions	289,178	284,500	241,231
Dispositions and retirements	(138,758)	(258,088)	(118,763)
Balances, end of year	$1,709,992	$1,559,572	$1,533,160

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2015.

THE MACERICH COMPANY
/s/ ARTHUR M. COPPOLA
By
Arthur M. Coppola
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ ARTHUR M. COPPOLA	Chairman and Chief Executive Officer and Director	February 23, 2015
Arthur M. Coppola	(Principal Executive Officer)
/s/ DANA K. ANDERSON	Vice Chairman of the Board	February 23, 2015
Dana K. Anderson
/s/ EDWARD C. COPPOLA	President and Director	February 23, 2015
Edward C. Coppola
/s/ DOUGLAS ABBEY	Director	February 23, 2015
Douglas Abbey
/s/ FREDERICK HUBBELL	Director	February 23, 2015
Frederick Hubbell
/s/ DIANA LAING	Director	February 23, 2015
Diana Laing
/s/ STANLEY MOORE	Director	February 23, 2015
Stanley Moore
/s/ MASON ROSS	Director	February 23, 2015
Mason Ross
/s/ DR. WILLIAM SEXTON	Director	February 23, 2015
Dr. William Sexton
/s/ STEVEN SOBOROFF	Director	February 23, 2015
Steven Soboroff
/s/ ANDREA STEPHEN	Director	February 23, 2015
Andrea Stephen
/s/ JOHN SULLIVAN	Director	February 23, 2015
John Sullivan
/s/ THOMAS E. O'HERN	Senior Executive Vice President, Treasurer and Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)	February 23, 2015
Thomas E. O'Hern

EXHIBIT INDEX

Exhibit Number	Description
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

2.3
Master Agreement, dated November 14, 2014, by and among Pacific Premier Retail LP, MACPT LLC, Macerich PPR GP LLC, Queens JV LP, Macerich Queens JV LP, Queens JV GP LLC, 1700480 Ontario Inc. and the Company (incorporated by reference as an exhibit to the Company’s Current Report on Form 8-K, event date November 14, 2014).

3.1	Articles of Amendment and Restatement of the Company (incorporated by reference as an exhibit to the Company's Registration Statement on Form S-11, as amended (No. 33-68964)).

3.1.1	Articles Supplementary of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date May 30, 1995).

3.1.2	Articles Supplementary of the Company (with respect to the first paragraph) (incorporated by reference as an exhibit to the Company's 1998 Form 10-K).

3.1.3	Articles Supplementary of the Company (Series D Preferred Stock) (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date July 26, 2002).

3.1.4	Articles Supplementary of the Company (incorporated by reference as an exhibit to the Company's Registration Statement on Form S-3, as amended (No. 333-88718)).

3.1.5	Articles of Amendment of the Company (declassification of Board) (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

3.1.6	Articles Supplementary of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date February 5, 2009).

3.1.7	Articles of Amendment of the Company (increased authorized shares) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

3.1.8
Articles of Amendment of the Company (to eliminate the supermajority vote requirement to amend the charter and to clarify a reference in Article NINTH) (incorporated by reference as an exhibit to the Company’s Current Report on Form 8-K, event date May 30, 2014).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date January 29, 2014).

4.1	Form of Common Stock Certificate (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, as amended, event date November 10, 1998).

4.2	Form of Preferred Stock Certificate (Series D Preferred Stock) (incorporated by reference as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-107063)).

Exhibit Number	Description
10.1	Amended and Restated Limited Partnership Agreement for the Operating Partnership dated as of March 16, 1994 (incorporated by reference as an exhibit to the Company's 1996 Form 10-K).

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

10.21
Registration Rights Agreement between the Company and 1700480 Ontario Inc. dated as of November 14, 2014 (incorporated by reference as an exhibit to the Company’s Current Report on Form 8-K, event date November 14, 2014).

10.22
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

10.24.1	Tax Matters Agreement (Wilmorite) (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date April 25, 2005).

Exhibit Number		Description
10.25		[Intentionally omitted]

10.26		[Intentionally omitted]

10.27	*	2003 Equity Incentive Plan, as amended and restated as of May 30, 2014 (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date May 30, 2014).

10.27.1	*	Amended and Restated Cash Bonus/Restricted Stock/Stock Unit and LTIP Unit Award Program under the 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2010 Form 10-K).

10.27.2	*	Form of Restricted Stock Award Agreement under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.27.3	*	Form of Stock Unit Award Agreement under 2003 Equity Incentive Plan.

10.27.4	*	Form of Employee Stock Option Agreement under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.27.5	*	Form of Non-Qualified Stock Option Grant under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.27.6	*	Form of Restricted Stock Award Agreement for Non-Management Directors (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.27.7	*	Form of Stock Unit Award Agreement under 2003 Equity Incentive Plan for Non-Employee Directors. (incorporated by reference as an exhibit to the Company's 2013 Form 10-K).

10.27.8	*	Form of Stock Appreciation Right under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.27.9	*
Form of LTIP Unit Award Agreement under 2003 Equity Incentive Plan (service-based) (incorporated by reference as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.27.10	*
Form of LTIP Unit Award Agreement under 2003 Equity Incentive Plan (performance-based) (incorporated by reference as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.27.11	*
Form of LTIP Unit Award Agreement under 2003 Equity Incentive Plan (performance-based with absolute total return threshold) (incorporated by reference as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.27.12	*
Form of LTIP Unit Award Agreement under 2003 Equity Incentive Plan (fully-vested) (incorporated by reference as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.27.13	*	Form of LTIP Unit Award Agreement under 2003 Equity Incentive Plan (performance-based/outperformance).

10.28	*
Amendment and Restatement of the Employee Stock Purchase Plan (as amended and restated as of June 1, 2013) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.28.1	*
First Amendment to Amended and Restated Employee Stock Purchase Plan (October 23, 2014) (incorporated by reference as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

Exhibit Number		Description
10.29	*	Form of Management Continuity Agreement (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.29.1	*	List of Omitted Management Continuity Agreements (incorporated by reference as an exhibit to the Company's 2013 Form 10-K).

10.29.2	*
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