Form 10-K/A
period 2014-12-31
MACERICH CO
filed 2015-04-30
CIK 912242

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Number of shares outstanding of the registrant's common stock, as of February 20, 2015: 158,160,241 shares

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K/A: None

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this "Amendment") amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 originally filed on February 23, 2015 (the "Original Filing") by The Macerich Company, a Maryland corporation, ("Macerich", the "Company", "we" or "us"). We are filing this Amendment to present the information required by Part III of the Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2014.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

Part III

Item 10.   Directors, Executive Officers and Corporate Governance

Executive Officers

The following table sets forth, as of March 31, 2015, the names, ages and positions of our executive officers and the year each became an officer.

Name	Age	Position	Officer Since
Arthur M. Coppola	63	Chairman of the Board of Directors and Chief Executive Officer	1993
Dana K. Anderson	80	Vice Chairman of the Board of Directors	1993
Edward C. Coppola	60	President	1993
Thomas E. O'Hern	59	Senior Executive Vice President, Chief Financial Officer and Treasurer	1993
Thomas J. Leanse	61	Senior Executive Vice President, Chief Legal Officer and Secretary	2012
Robert D. Perlmutter	53	Executive Vice President, Leasing	2012
Randy L. Brant	62	Executive Vice President, Real Estate	2001
Eric V. Salo	49	Executive Vice President	2000

Biographical information concerning Messrs. A. Coppola, Anderson and E. Coppola is set forth below under the "Director Biographical Information."

Thomas E. O'Hern became one of our Senior Executive Vice Presidents in September 2008 and has been our Chief Financial Officer and Treasurer since July 1994. Mr. O'Hern was an Executive Vice President from December 1998 through September 2008 and served as a Senior Vice President from March 1993 to December 1998. From our formation to July 1994, he served as Chief Accounting Officer, Treasurer and Secretary. From November 1984 to March 1993, Mr. O'Hern was a Chief Financial Officer at various real estate development companies. He was also a certified public accountant with Arthur Andersen & Co. from 1978 through 1984. Mr. O'Hern is a member of the board of directors, the audit committee chairman, a member of the nominating and corporate governance committee and was formerly a member of the compensation committee of Douglas Emmett, Inc., a publicly traded REIT, and is a board member of several other non-profit philanthropic and academic organizations.

Thomas J. Leanse joined our Company on September 1, 2012 as one of our Senior Executive Vice Presidents, and has been our Chief Legal Officer and Secretary since October 1, 2012. Prior to joining our Company, Mr. Leanse was a partner at Katten Muchin Rosenman LLP from 1992 through 2012, where he specialized in the shopping center industry, representing various developers, in addition to acting as amicus curiae for the International Council of Shopping Centers. Mr. Leanse received his JD from the University of San Diego School of Law in 1978, after graduating from UC San Diego in 1975 with a BA in Political Science and a minor in Economics. He was a partner in the Los Angeles office of Pepper Hamilton & Scheetz from 1987 to 1992, and an associate and then partner at the Long Beach office of Ball, Hunt, Hart, Brown and Baerwitz. Prior to that he was employed in Chicago, Illinois at the office of the Trust Counsel for Harris Bank and was also an Assistant State's Attorney in the Cook County State's Attorney's Office. Mr. Leanse has also acted as General Counsel to the US Ski Association and the US Ski Team. Mr. Leanse is on the Board of Directors of Cedars Sinai Medical Center and was an officer of the Pacific Southwest Region of the Anti-Defamation League.

Robert D. Perlmutter joined our Company as Executive Vice President of Leasing in April 2012, directing specialty store retail leasing. Mr. Perlmutter was the managing member of Davis Street Land Company, a privately-held real estate company focused on the management, development and ownership of upscale shopping centers from 1998 until March 2012. He was the Chief Executive Officer of Heitman Retail Properties, where he supervised overall operations and growth of its retail holdings from 1990 to 1998. Mr. Perlmutter is a member of the board of trustees of Chatham Lodging Trust, a publicly traded REIT which invests in upscale extended-stay hotels and premium-branded select-service hotels. In addition, he is a member of the International Council of Shopping Centers.

Randy L. Brant joined our Company in 2001 as our Senior Vice President of Development Leasing and was appointed our Executive Vice President of Real Estate in December 2007 and oversees our development operations. He has over 34 years of experience in the retail industry, specializing in upscale and entertainment-driven retail developments. Before joining our Company, he was President of Gordon/Brant, LLC, an international developer specializing in entertainment-oriented retail centers known for creating the first two phases of The Forum Shops at Caesar's Palace. Mr. Brant also previously served as Vice President of Real Estate for Simon Property Group and Vice President of Leasing for Forest City Enterprises. Mr. Brant began his career with the Ernest Hahn Company, where he was manager of shopping centers and went on to become Vice President of Leasing for the company.

Eric V. Salo was appointed Executive Vice President in February 2011 and directs the areas of asset management, property management, business development and marketing. Mr. Salo joined our Company in 1987 working in the acquisitions group, served as our Senior Vice President of Strategic Planning from August 2000 to November 2005, then as a Senior Vice President of Asset Management from November 2005 to February 2011, overseeing our Company's joint venture partner relationships, real estate portfolio performance and ancillary revenue programs. Mr. Salo served as board chairman of the Cancer Support Community—West Los Angeles, a non-profit organization providing cancer support and education from January 2009 to June 2012. In addition, Mr. Salo is a member of the International Council of Shopping Centers and directs a tuition assistance program through The Seattle Foundation.

Directors

The following provides certain biographical information with respect to our directors as well as the specific experience, qualifications, attributes and skills that led our Board to conclude that each director should serve as a member of our Board of Directors. Each director has served continuously since elected.

CLASS I DIRECTORS
(TERMS EXPIRING 2015)

Douglas D. Abbey
        Independent Director

  Term Expires 2015

  Director Since: 2010
   Age: 65
   Board Committees: Audit; Nominating and Corporate Governance

  Principal Occupation and Business Experience:

    Mr. Abbey is a member of the board of IHP Capital Partners, an investment firm he co-founded in 1992, which provides capital to the home building and land development industry. He is also a Co-Founder of AMB Property Corporation where he worked in various capacities during a 22 year career from 1983 to 2005. Mr. Abbey has more than 38 years of experience in commercial and residential real estate investment and development. In addition, he is a member of the board of directors of Pacific Mutual Holding Company and Pacific LifeCorp, the parent companies of Pacific Life Insurance Company, serving on the compensation and investment committees. From September 23, 2009 to April 29, 2014, Mr. Abbey was a member of the board of directors of Apollo Commercial Real Estate Finance, Inc. On July 1, 2013, Mr. Abbey was appointed chairman of Swift Real Estate Partners.

    Mr. Abbey is also a member of the board of Bridge Housing Corporation, a non-profit affordable housing developer based in California, serves on the real estate committee of the University of California San Francisco Foundation and is a lecturer in finance at the Stanford Graduate School of Business. Mr. Abbey formerly served as a trustee and was the past vice chairman of the Urban Land Institute.

  Key Qualifications, Experience and Attributes:

    Mr. Abbey brings to our Board not only the leadership expertise and unique perspective gained from co-founding IHP Capital Partners and AMB Property Corporation, but also substantial executive experience from his various positions at AMB Property Corporation. Mr. Abbey has extensive knowledge in the areas of commercial and residential real estate investment and development which allows him to bring a wealth of knowledge and experience to Board deliberations. His experience on the boards of other public and private companies further augments his range of knowledge.

Dana K. Anderson
        Director

  Term Expires 2015

  Director Since: 1994
   Age: 80

  Principal Occupation and Business Experience:

    Mr. Anderson has been Vice Chairman of our Board of Directors since our formation. In addition, Mr. Anderson served as our Chief Operating Officer from our formation until December 1997. Mr. Anderson is one of our Company's founders and has been with The Macerich Group or our Company since 1966. He has 50 years of shopping center experience with The Macerich Group and our Company and over 53 years of experience in the real estate industry.

  Key Qualifications, Experience and Attributes:

    Mr. Anderson's long standing history with our Company and his understanding of our operations and growth throughout the years provide an important perspective to our Board. This institutional knowledge is complemented by his substantial experience in the real estate industry, specifically with respect to leasing and operational matters.

Stanley A. Moore
        Independent Director

  Term Expires 2015

  Director Since: 1994
   Age: 76
   Board Committees: Compensation; Nominating and Corporate Governance
   Other Public Company Boards: Industrial Income Trust, Inc.

  Principal Occupation and Business Experience:

    Mr. Moore is Chairman of the Board and co-founder of Overton Moore Properties and served as its chief executive officer from 1973 through March 2011. Mr. Moore has been a director of Overton Moore Properties (or its predecessor) since 1973. Overton Moore Properties, which develops, owns and manages office, industrial and mixed use space, is one of the top commercial real estate development firms in Los Angeles County. In addition, he is a member of the board of directors and chairman of the investment committee and nominating and corporate governance committee of Industrial Income Trust, Inc., a public, non-traded industrial REIT. Furthermore, Mr. Moore is a board member of the Economic Resources Corporation of South Central Los Angeles and is past president of the Southern California Chapter of the National Association of Industrial and Office Parks.

  Key Qualifications, Experience and Attributes:

    Mr. Moore's experience as a CEO of a leading commercial real estate developer gives him a broad understanding of the operational, financial and strategic issues facing our Company. By virtue of his extensive real estate experience, he brings to our Board valuable knowledge in the areas of acquisitions, development, property management and finance.

Dr. William P. Sexton
        Independent Director

  Term Expires 2015

  Director Since: 1994
   Age: 76
   Board Committees: Audit; Compensation

  Principal Occupation and Business Experience:

    Dr. Sexton is Vice President, Emeritus, of the University of Notre Dame and assumed this position in 2003. From 1983 through 2003, Dr. Sexton was Vice President, University Relations of the University of Notre Dame and a member of the budget and finance committees of the University where he oversaw fiscal, internal control, personnel, budget and capital matters. After serving in this role for 20 years, he returned to teaching full time in the College of Business. He is a Full Professor in the Management Department and has taught in its Executive MBA Program for 16 years. Dr. Sexton has been employed as a professor in the Management Department of the Business School at Notre Dame since 1966. Dr. Sexton also served for 10 years as chairman of the audit committee of a large privately held company.

  Key Qualifications, Experience and Attributes:

    Our Board values Dr. Sexton's extensive business experience and knowledge gained from his positions as both a professor and officer of the University of Notre Dame. Our Board believes Dr. Sexton's background in management, finance and education not only supplements the experiences of our other directors but also provides a different and informative viewpoint on Board matters.

CLASS II DIRECTORS
(TERMS EXPIRING 2016)

Arthur M. Coppola
        Director

  Term Expires 2016

  Director Since: 1994
   Age: 63
   Board Committees: Executive (Chair)

  Principal Occupation and Business Experience:

    Mr. A. Coppola has been our Chief Executive Officer since our formation and was elected Chairman of the Board in September 2008. As Chairman of the Board and Chief Executive Officer, Mr. A. Coppola is responsible for the strategic direction and overall management of our Company. He served as our President from our formation until his election as Chairman. Mr. A. Coppola is one of our Company's founders and has over 39 years of experience in the shopping center industry, all of which has been with The Macerich Group and our Company. From 2005 through 2010, Mr. A. Coppola was a member of the board of governors or the executive committee of the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), served as the 2007 chair of the board of governors and received the 2009 NAREIT Industry Leadership Award. Mr. A. Coppola is also an attorney and a certified public accountant.

  Key Qualifications, Experience and Attributes:

    As Chairman and CEO, our Board values Mr. A. Coppola's strategic direction and vision which has resulted in our Company growing from a privately held real estate company to a dominant national regional mall company that is part of the S&P 500, with 51 regional and eight community/power shopping centers consisting of approximately 54 million square feet of gross leasable area. He is not only the leader of our Company but also a recognized leader within the REIT industry. Mr. A. Coppola's knowledge of our Company and the REIT industry, as well as his extensive business relationships with investors, retailers, financial institutions and peer companies, provide our Board with critical information necessary to oversee and direct the management of our Company. His role and experiences at our Company and within our industry give him unique insights into our Company's opportunities, operations and challenges.

Fred S. Hubbell
        Independent Director

  Term Expires 2016

  Director Since: 1994
   Age: 63
   Board Committees: Executive; Nominating and Corporate Governance
   Other Public Company Boards: Voya Financial, Inc.

  Principal Occupation and Business Experience:

    Mr. Hubbell was a member of the executive board and Chairman of Insurance and Asset Management Americas for ING Group, a Netherlands-based company and one of the world's largest banking, insurance and asset management companies, and served as an executive board member from May 2000 through April 2006. The executive board was the first tier leadership board of ING Group and was responsible for the management of the company. Mr. Hubbell became Chairman of Insurance and Asset Management Americas in 2004 and was previously Chair of the Executive Committees of the Americas and Asia/Pacific beginning in January 2000. Mr. Hubbell was also responsible for Nationale Nederlanden, ING Group's largest Dutch insurance company, and ING Group's asset management operations throughout Europe from May 2004 to April 2006. Mr. Hubbell elected to retire from ING

    Group's executive board effective April 25, 2006. From January 1, 2012 through October 31, 2012, Mr. Hubbell was a senior industry advisor to ING Group on a part time basis. Mr. Hubbell was formerly Chairman, President and Chief Executive Officer of Equitable of Iowa Companies, an insurance holding company, serving as Chairman from May 1993 to October 1997, and as President and Chief Executive Officer from May 1989 to October 1997. Mr. Hubbell served as interim director of the Iowa Department of Economic Development from October 5, 2009 through January 14, 2010. On December 31, 2012, Mr. Hubbell was elected as a member of the board of directors and audit committee of Voya Financial, which became a publicly traded company on May 2, 2013 following its divestiture from ING Group. On May 31, 2013, Mr. Hubbell was elected lead director, chairman of the nominating and governance committee and a member of the compensation and benefits committee of Voya Financial. Mr. Hubbell is also an attorney.

  Key Qualifications, Experience and Attributes:

    Mr. Hubbell's extensive executive experience and leadership roles at both ING Group and Equitable of Iowa Companies provide our Board with an important perspective in terms of the management and operation of our Company. His expertise in management, strategic planning and operations assists our Board in reviewing our financial and business strategies as well as addressing the challenges our Company faces. Mr. Hubbell's experience at ING Group also provides our Board with a global perspective. In addition, Mr. Hubbell was chosen by our independent directors to serve as our Lead Director and he collaborates with Mr. A. Coppola on Board matters.

Mason G. Ross
        Independent Director

  Term Expires 2016

  Director Since: 2009
   Age: 71
   Board Committees: Nominating and Corporate Governance (Chair)

  Principal Occupation and Business Experience:

    Mr. Ross spent 35 years at Northwestern Mutual Life, an industry-leading life insurance company, the final nine years of which he served as Executive Vice President and Chief Investment Officer. As Chief Investment Officer, his responsibilities included the design and administration of investment compensation systems, oversight of investment risk management, and the formation of the asset allocation strategy of the investment portfolio. During his prior 27 years at Northwestern Mutual Life, he held a variety of positions, including leading the company's real estate investment and private securities operations. During that time, he also served as a director of Robert W. Baird, Inc., a regional brokerage and investment banking firm, and the Russell Investment Group, an international investment management firm. Since retiring from Northwestern Mutual Life in 2007, he has remained active in the investment business and currently serves as a director of Schroeder Manatee Ranch Inc., a privately held real estate company and as a trustee of several large private trusts. He is the past chairman of the National Association of Real Estate Investment Managers and a former trustee of the Urban Land Institute.

  Key Qualifications, Experience and Attributes:

    Our Board values the over 40 years of investment experience of Mr. Ross and his extensive involvement in commercial real estate. His real estate financing expertise acquired over a 25 year period of providing real estate financing for all types of properties provides our Board with important knowledge in considering our Company's capital and liquidity needs.

Andrea M. Stephen
        Independent Director

  Term Expires 2016

  Director Since: 2013
   Age: 50
   Board Committees: Compensation (Chair); Executive
   Other Public Company Boards: First Capital Realty, Inc.; Boardwalk Real Estate Investment Trust

  Principal Occupation and Business Experience:

    Ms. Stephen served as Executive Vice President, Investments for The Cadillac Fairview Corporation Limited ("Cadillac Fairview"), one of North America's largest real estate companies, from October 2002 to December 2011 and as Senior Vice President, Investments for Cadillac Fairview from May 2000 to October 2002, where she was responsible for developing and executing Cadillac Fairview's investment strategy. Prior to joining Cadillac Fairview, Ms. Stephen held the position of Director, Real Estate with the Ontario Teachers' Pension Plan Board, the largest single profession pension plan in Canada, from December 1999 to May 2000, as well as various portfolio manager positions from September 1995 to December 1999. Previously, Ms. Stephen served as Director, Financial Reporting for Bramalea Centres Inc. for approximately two years and as an Audit Manager for KPMG LLP at the end of her over six year tenure. Ms. Stephen is a member of the board of directors of First Capital Realty Inc., Canada's leading owner, developer and operator of supermarket and drugstore anchored neighborhood and community shopping centers, and a member of the board of trustees, serving on the audit and compensation committees, of Boardwalk Real Estate Investment Trust, Canada's leading owner and operator of multi-family communities. Ms. Stephen also previously served on the board of directors of Multiplan Empreendimentos Imobiliários, S.A., a Brazilian real estate operating company, from June 2006 to March 2012.

  Key Qualifications, Experience and Attributes:

    With over 25 years in the real estate industry and extensive transactional and management experience, Ms. Stephen has a broad understanding of the operational, financial and strategic issues facing real estate companies. She brings management expertise, leadership capabilities, financial knowledge and business acumen to our Board. Her significant international investment experience also provides a global perspective as well as international relationships. In addition, her service on various boards provides valuable insight and makes her an important contributor to our Board.

CLASS III DIRECTORS
(TERMS EXPIRING 2017)

Edward C. Coppola
        Director

  Term Expires 2017

  Director Since: 1994
   Age: 60

  Principal Occupation and Business Experience:

    Mr. E. Coppola was elected our President in September 2008. In partnership with our Chief Executive Officer, Mr. E. Coppola oversees the strategic direction of our Company. He has broad oversight over our Company's financial and investment strategies, including our Company's key lender and investor relationships. He also oversees our acquisitions and dispositions, department store relationships and development/redevelopment projects. Mr. E. Coppola was previously an Executive Vice President from our formation through September 2004 and was our Senior Executive Vice President and Chief Investment Officer from October 2004 until his election as President. He has 38 years of shopping center experience with The Macerich Group and our Company and is one of our founders. From March 16, 2006 to February 2, 2009, Mr. E. Coppola was a member of the board of directors of Strategic Hotels & Resorts, Inc., a publicly traded REIT which owns and manages high end hotels and resorts. Mr. E. Coppola is also an attorney.

  Key Qualifications, Experience and Attributes:

    As President, Mr. E. Coppola provides our Board with important information about the overall conduct of our Company's business. His day to day leadership of our Company provides our Board with valuable knowledge of our operations, plans and direction. Our Board appreciates his long history and experience in the shopping center industry as well as his expertise with respect to strategic and investment planning, finance, capital markets, acquisition, disposition and development matters.

Diana M. Laing
        Independent Director

  Term Expires 2017

  Director Since: 2003
   Age: 60
   Board Committees: Audit (Chair)

  Principal Occupation and Business Experience:

    Ms. Laing is the Chief Financial Officer of American Homes 4 Rent, a publicly traded REIT focused on the acquisition, renovation, leasing and operation of single-family homes as rental properties and has served in such capacity since May 2014. From May 2004 until its merger with Parkway Properties of Orlando, Florida in December 2013, Ms. Laing was the Chief Financial Officer and Secretary of Thomas Properties Group, Inc., a publicly traded real estate operating company and institutional investment manager focused on the development, acquisition, operation and ownership of commercial properties throughout the United States. She was responsible for financial reporting, capital markets transactions and investor relations. Ms. Laing served as Chief Financial Officer of each of Triple Net Properties, LLC from January through April 2004, New Pacific Realty Corporation from December 2001 to December 2003, and Firstsource Corp. from July 2000 to May 2001. From August 1996 to July 2000, Ms. Laing was Executive Vice President, Chief Financial Officer and Treasurer of Arden Realty, Inc., a publicly traded REIT which was the largest owner and operator of commercial office properties in Southern California. From 1982 to August 1996, she served in various capacities, including Executive Vice President, Chief Financial Officer and Treasurer of Southwest Property Trust, Inc., a publicly traded multi-family REIT which owned multi-family properties throughout the southwestern United States. Ms. Laing began her career as an auditor with Arthur Andersen & Co. She serves on the advisory boards to the Dean of the Spears School of Business and the Chairman of the School of Accounting at Oklahoma State University and is a member of the Board of Governors of the Oklahoma State University Foundation.

  Key Qualifications, Experience and Attributes:

    Our Board believes Ms. Laing's over 32 years of real estate industry experience, with her particular expertise in finance, capital markets, strategic planning, budgeting and financial reporting, make her a valuable member of our Board. This financial and real estate experience is supplemented by her substantive public company and REIT experience which enhances her understanding of the issues facing our Company and industry. Based on her financial expertise, Ms. Laing serves as the Chairperson of our Audit Committee and has been determined by our Board to be an audit committee financial expert.

Steven L. Soboroff
        Independent Director

  Term Expires 2017

  Director Since: 2014
   Age: 66
   Board Committees: Compensation; Nominating and Corporate Governance

  Principal Occupation and Business Experience:

    Mr. Soboroff is the President of the Los Angeles Police Commission and has served in that position since his appointment to the Board of Police Commissioners by Los Angeles Mayor Eric Garcetti in August 2013. Since 1978, he has been the managing partner of Soboroff Partners, a shopping center development and leasing company. From January 1, 2009 to April 30, 2010, he served as Chairman and CEO of Playa Vista, one of the country's most significant multi use real estate projects, and was the President from October 15, 2001 to December 31, 2008. Mr. Soboroff also was President of the Los Angeles Recreation and Parks Commission from 1995 to 2001 and a member of the Los Angeles Harbor Commission from 1994 to 1995. He previously served on the board of directors of FirstFed Financial Corp. beginning in 1991 through August 6, 2010. In addition, Mr. Soboroff is a board member of several non-profit philanthropic and academic organizations.

  Key Qualifications, Experience and Attributes:

    Mr. Soboroff is a well-recognized business and government leader with a distinguished record of public and private accomplishments. Mr. Soboroff contributes to the mix of experience and qualifications of our Board through both his real estate and government experience and leadership. During his career in both the public and private sectors, Mr. Soboroff acquired significant financial, real estate, managerial, and public policy knowledge as well as substantial business and government relationships. Our Board values his extensive real estate knowledge and insight into retail operations, developments and strategy, and his wealth of government relations experience. As a new board member, Mr. Soboroff further provides a fresh viewpoint to our Board's deliberations.

John M. Sullivan
        Director

  Term Expires 2017

  Director Since: 2014
   Age: 54
   Other Public Company Boards: Multiplan Empreendimentos Imobiliários,  S.A.; Dream Global REIT

  Principal Occupation and Business Experience:

    Mr. Sullivan is the President and Chief Executive Officer of Cadillac Fairview and has served in such position since January 2011. Mr. Sullivan was previously the Executive Vice President of Development of Cadillac Fairview from November 2006 to January 2011. Prior to joining Cadillac Fairview, he held positions with Brookfield Properties Corporation and Marathon Realty Company Limited. Mr. Sullivan serves on the board of directors of Multiplan Empreendimentos Imobiliários, S.A., a Brazilian real estate operating company, and is a member of the board of directors and audit committee of Dream Global REIT, an open-ended Canadian REIT focusing on international commercial real estate.

  Key Qualifications, Experience and Attributes:

    Our Board values Mr. Sullivan's over 25 years of extensive real estate experience and relationships which will enrich our Company and Board. Mr. Sullivan brings to our Board strong executive management expertise, leadership and financial acumen, as well as significant transactional, leasing, finance, asset management and development experience in the commercial real estate industry. As a CEO, he has a unique knowledge of the issues companies address, ranging from strategic and operational to corporate governance and risk management. In addition, Mr. Sullivan has international expertise and public company board service that augment his understanding of the commercial real estate industry and our Company. As a recently-elected board member, Mr. Sullivan further provides a new perspective to our Board deliberations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or "Exchange Act" requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission or "SEC" and the New York Stock Exchange or "NYSE." Officers, directors and greater than 10% stockholders are required by the SEC's regulations to furnish our Company with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to our Company during and with respect to the fiscal year ended December 31, 2014, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were satisfied on a timely basis, with the exception of the Form 4 filed by Mr. Soboroff upon his appointment to our Board and Mr. Anderson did not timely report exempt gifts of an aggregate of 1,470 shares to three individuals.

Audit Committee

The Board has a separately-designated Audit Committee established in accordance with Section 3(a)(58)(A) and Section 10A(m) of the Exchange Act. The following table identifies the current members of the Audit Committee, its principal functions and the number of meetings held in 2014.

Name of Committee and Current Members	Committee Functions	Number of Meetings

Audit: Diana M. Laing, Chair* Douglas D. Abbey Dr. William P. Sexton * Audit Committee Financial Expert

•

appoints, evaluates, approves the compensation of, and, where appropriate, replaces our independent registered public accountants

•

reviews our financial statements with management and our independent registered public accountants

•

reviews and approves with our independent registered public accountants the scope and results of the audit engagement

•

pre-approves audit and permissible non-audit services provided by our independent registered public accountants

•

reviews the independence and qualifications of our independent registered public accountants

•

reviews the adequacy of our internal accounting controls and legal and regulatory compliance

•

reviews and approves related-party transactions in accordance with our Related Party Transaction Policies and Procedures as described below

8

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that provides principles of conduct and ethics for its directors, officers and employees. This Code complies with the requirements of the Sarbanes-Oxley Act of 2002 and applicable rules of the SEC and the NYSE. In addition, the Company has adopted a Code of Ethics for CEO and Senior Financial Officers which supplements the Code of Business Conduct and Ethics applicable to all employees and complies with the additional requirements of the Sarbanes-Oxley Act of 2002 and applicable rules of the SEC for those officers. To the extent required by applicable rules of the SEC and the NYSE, the Company intends to promptly disclose future amendments to certain provisions of these Codes or waivers of such provisions granted to directors and executive officers, including the Company's principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, on the Company's website at www.macerich.com under "Investing—Corporate Governance-Code of Ethics." Each of these Codes of Conduct is available on the Company's website at www.macerich.com under "Investing—Corporate Governance."

Procedures for Recommending Director Nominees

During 2014, there were no material changes to the procedures described in the Company's proxy statement relating to the 2014 Annual Meeting of Stockholders by which stockholders may recommend director nominees to the Company.

Item 11.   Executive Compensation

Compensation of Non-Employee Directors

Our non-employee directors are compensated for their services according to an arrangement authorized by our Board of Directors and recommended by the Compensation Committee. The Compensation Committee generally reviews director compensation annually. A Board member who is also an employee of our Company or a subsidiary does not receive compensation for service as a director. Messrs. A. Coppola, Anderson and E. Coppola are the only directors who are also employees of our Company or a subsidiary. Mr. Sullivan receives no compensation from our Company as a director because his employer's policies do not allow it, but he is reimbursed for his reasonable expenses.

In August 2013, Cook & Co. conducted a competitive review of our non-employee director compensation program and suggested changes for the Compensation Committee's consideration. Based on the recommendations by the Compensation Committee, our Board of Directors revised certain aspects of our non-employee director compensation, effective August 7, 2013. The following sets forth the compensation structure that became effective as of August 7, 2013 and was in place during 2014:

Annual Retainer for Service on our Board	$60,000

Annual Equity Award for Service on our Board	$110,000 of restricted stock units based upon the closing price of our common stock, $0.01 par value per share, referred to as "Common Stock", on the grant date, which is in March of each year. The restricted stock units are granted under our 2003 Incentive Plan and have a one-year vesting period.

Annual Retainer for Lead Director	$30,000

Annual Retainers for Chairs of Audit, Compensation, and Nominating & Corporate Governance Committees	Audit: $32,500 Compensation: $32,500 Nominating & Corp. Governance: $25,000

Annual Retainer for Non-Chair Committee Membership	$12,500

Expenses	The reasonable expenses incurred by each director (including employee directors) in connection with the performance of their duties are reimbursed.

Non-Employee Director Equity Award Programs

In addition, our Director Phantom Stock Plan offers our non-employee directors the opportunity to defer cash compensation otherwise payable over a three-year period and to receive that compensation (to the extent that it is actually earned by service during that period) in cash or in shares of Common Stock as elected by the director, after termination of the director's service or on a specified payment date. Such compensation includes the annual cash retainers payable to our non-employee directors. Substantially all of our current non-employee directors during his or her term of service elected to receive all or a portion of such compensation in Common Stock. Deferred amounts are generally credited as stock units at the beginning of the applicable deferral period based on the present value of such deferred compensation divided by the average fair market value of our Common Stock for the preceding 10 trading days. Stock unit balances are credited with additional stock units as dividend equivalents and are ultimately paid out in shares of our Common Stock on a one-for-one basis. A maximum of 500,000 shares of our Common Stock may be issued in total under our Director Phantom Stock Plan, subject to certain customary adjustments for stock splits, stock dividends and similar events. The vesting of the stock units is accelerated in case of the death or disability of a director or, upon or after a change of control event, the termination of his or her services as a director.

Our Company has a deferral program for the equity compensation of our non-employee directors which allows them to defer the receipt of all or a portion of their restricted stock unit awards and receive the underlying Common Stock after termination of service or a specified payment date. Any dividends payable with respect to those deferred restricted stock units will also be deferred and will be paid in accordance with their payment election. The deferred dividend equivalents may be paid in cash or converted into additional restricted stock units and ultimately paid in shares of our Common Stock on a one-to-one basis. The vesting of the restricted stock units is accelerated in case of the death or disability of a director or upon a change of control event.

2014 Non-Employee Director Compensation

The following table summarizes the compensation paid, awarded or earned with respect to each of our non-employee directors during 2014. Mr. Soboroff joined our Board on January 29, 2014. Mr. Sullivan joined our Board on November 14, 2014, but receives no compensation from our Company as a director because his employer's policies do not allow it.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Douglas D. Abbey	85,000	110,000	—	—	—	—	195,000
Fred S. Hubbell	134,178	110,000	—	—	—	—	244,178
Diana M. Laing	99,178	110,000	—	—	—	—	209,178
Stanley A. Moore	111,678	110,000	—	—	—	—	221,678
Mason G. Ross	85,000	110,000	—	—	—	—	195,000
Dr. William P. Sexton	85,000	110,000	—	—	—	—	195,000
Steven L. Soboroff	66,926	137,790	—	—	—	—	204,716
Andrea M. Stephen	85,000	110,000	—	—	—	—	195,000
John M. Sullivan	—	—	—	—	—	—	—

(1)
Pursuant to our Director Phantom Stock Plan, each director receiving compensation, except Messrs. Ross and Soboroff, elected to defer fully his or her annual cash retainers for 2014 and to receive such compensation in Common Stock at a future date. Mr. Ross elected to defer 50% of his annual retainer for 2014. Therefore, for 2014 compensation, Messrs. Abbey, Hubbell, Moore and Ross, Mses. Laing and Stephen and Dr. Sexton were credited with 3,176, 3,991, 3,510, 1,326, 1,950, 2,518 and 2,653 stock units, respectively, which vested during 2014 as their service was provided. The amount shown for Mr. Soboroff represents the prorated share of his director fees beginning January 29, 2014, the date he was elected as a director.

(2)
The amounts shown represent the grant date fair value computed in accordance with Statement of Financial Accounting Standards Bulletin ASC Topic 718 referred to as "FASB ASC Topic 718," of restricted stock awards granted under our 2003 Incentive Plan. Any estimated forfeitures were excluded from the determination of these amounts and there were no forfeitures of stock awards during 2014 by our directors. Assumptions used in the calculation of these amounts are set forth in footnote 18 to our audited financial statements for the fiscal year ended December 31, 2014 included in the Original Filing.

Except for Mr. Sullivan, each of our non-employee directors received 1,825 restricted stock units on March 7, 2014 under our 2003 Incentive Plan. The closing price of our Common Stock on that date was $60.25. Mr. Soboroff also received 500 restricted stock units upon joining our Board on January 29, 2014. The closing price of our Common Stock on that date was $55.58.

  As of December 31, 2014, our non-employee directors held the following number of unvested shares of restricted stock, unpaid phantom stock units and unvested restricted stock units:

Name	Unvested Shares of Restricted Stock (#)	Phantom Stock Units (#)	Unvested Restricted Stock Units (#)
Douglas D. Abbey	1,265	9,165	1,825
Fred S. Hubbell	1,265	58,042	1,825
Diana M. Laing	1,265	25,030	1,825
Stanley A. Moore	1,265	59,965	1,825
Mason G. Ross	1,265	7,247	1,825
Dr. William P. Sexton	1,265	57,227	1,825
Steven L. Soboroff	—	—	2,325
Andrea M. Stephen	1,140	4,116	1,825
John M. Sullivan	—	—	—

Compensation Committee Report

The Compensation Committee of the Board of Directors of The Macerich Company, a Maryland corporation, has reviewed and discussed the Compensation Discussion and Analysis in this Amendment with management. Based on such review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2014.

The Compensation Committee
Andrea M. Stephen, Chair Stanley A. Moore Dr. William P. Sexton Steven L. Soboroff

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

Our objective is to closely align executive compensation with the creation of stockholder value, through a balanced focus on both short-term and long-term performance and a substantial emphasis on total stockholder return. We believe our executive compensation policies and practices appropriately align the interests of our executives with those of our stockholders through a combination of base salary, annual incentive compensation awards and long-term incentive equity awards with a heavy emphasis on performance-based equity awards. In this section, the "Committee" refers to the Compensation Committee of our Board, unless the context otherwise provides.

Performance Overview

To better understand our compensation decisions, it is helpful to supplement the discussion of our executive compensation program with an overview of the strong performance of our Company over a sustained period of time. We design our program to reward consistent financial and operating performance, with a specific focus on creating stockholder value over the long-term.

2014 was a year of major progress and accomplishments for our Company on all fronts. As a result of our strong leadership, we continued to seize opportunities and further strengthen our Company and our growth prospects.

Our Company's one-year, three-year and five-year total stockholder return outperformed the FTSE NAREIT All Equity REITs Index and the S&P 500 Index over all three periods. Our Company's total stockholder return was 185% over the five years ended December 31, 2014, representing a compounded annual return of 23%.

Cumulative Total Stockholder Returns

Over the past three years funds from operations ("FFO") per share-diluted,(1) sales per square foot and occupancy rates of our regional shopping center portfolio have grown steadily.(2)

FFO Per Share-Diluted(1)(2)	Sales Per Square Foot(2)

Occupancy at Year-End(2)

(1)
FFO per share-diluted represents funds from operations per share on a diluted basis, excluding the gain or loss on early extinguishment of debt and adjusting for certain items in 2012 related to Shoppingtown Mall, Valley View Center and Prescott Gateway. For the definition of FFO per share-diluted and a reconciliation of FFO per share-diluted to net income per share attributable to common stockholders-diluted, see Exhibit 99.1 of this Amendment and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations and Adjusted Funds from Operations" in the Original Filing.

(2)
For additional information about these financial metrics, see the Original Filing.

Our 2014 Fiscal Year Highlights

The Committee believes that 2014 was a very productive year for our Company and that our executive officers were instrumental in achieving those results. The following are some of our Company's most notable accomplishments during 2014:

  •
  In November 2014, we acquired from our joint venture partner, Ontario Teachers' Pension Plan Board, its 49% interest in five top super regional Centers in exchange for Common Stock. We now have 100% ownership of these highly productive, market-dominant Centers, two of which are among our Company's top five most productive assets on a sales per square foot basis.

  •
  In October 2014, we acquired from our joint venture partner a 40% interest in Fashion Outlets of Chicago and now own 100% of this recently-developed, and highly productive, 529,000 square foot center. As of December 31, 2014, this center was 94.4% occupied with annual tenant sales of $651 per square foot.

  •
  In July 2014, we formed a joint venture partnership with Pennsylvania Real Estate Investment Trust to redevelop The Gallery, which consists of approximately 1,400,000 square feet of retail and office space in downtown Philadelphia. The Gallery is strategically positioned where mass transit, tourism, the residential population and employment base converge. This joint venture redevelopment will focus on creating Philadelphia's only transit-oriented, retail-anchored, multi-use property offering accessible luxury retailing and artisan food experiences.

  •
  In November 2014, we formed a 50/50 joint venture with Lennar Corporation, one of the nation's leading homebuilders, to develop a 500,000 square foot urban outlet project that will anchor a new community at Candlestick Point in San Francisco. This development will be one of the largest urban mixed-use projects in the United States.

  •
  We continued to strengthen our balance sheet in 2014 and believe we have the strongest balance sheet in our Company's history. As of December 31, 2014, our debt to EBITDA ratio was a healthy 7.2x, the weighted average term of our debt was 5.2 years, and our debt to total market capitalization was the lowest in our history at 33.4%.

  •
  In December 2014 we increased our quarterly cash dividend by 4.8% from $0.62 to $0.65 per share.

  •
  Our Company was recognized for its Centers—a few of our acknowledgements were: Fashion Outlets of Chicago received the 2014 Best Factory Outlet Centre in the World MAPIC award and was honored as ICSC's 2014 U.S. Design and Development Gold recipient. Additionally, our Company received the 2014 Retail "Leader in the Light" Award from NAREIT, honoring superior and sustained energy practices, and was designated a Global Real Estate Sustainability Benchmark Green Star 2014, an important measure of sustainability performance for real estate portfolios around the world.

Our 2014 Fiscal Year in Review

Under Mr. A. Coppola's leadership, our executive team delivered the following achievements with respect to key quantitative and qualitative corporate goals set by the Committee for 2014 in consultation with Mr. A. Coppola and our other executives. Target and high performance levels were generally established for the quantitative goals and the Committee considered, among other factors, the actual achievements against each goal in its decision regarding the annual incentive bonuses for the named executive officers for 2014.

Operational Goals and Achievements

Goal:	Achieve our FFO per share-diluted guidance of $3.50 to $3.60.
Achievement:
FFO per share-diluted, excluding the loss on early extinguishment of debt, was $3.60 in 2014, at the high-end of our initial guidance and above the target performance level set by the Committee of $3.55. These positive results were fueled by strong fundamentals in our portfolio: solid tenant sales growth, good releasing spreads, continued same center net operating income growth and significant occupancy gains.
Goal:	Achieve same center net operating income growth of 2.75% to 4.25%.
Achievement:	Same center net operating income growth was 4.24% in 2014, above the target performance level set by the Committee of 3.50%.

Leasing Goals and Achievements

Goal:	Deliver double-digit releasing spreads from our high quality "A" Centers.
Achievement:
The releasing spreads of our "A" Centers were 14.4% for 2014 and the releasing spreads for our entire portfolio were 22%. With respect to our "A" Centers, this well exceeded the target performance level set by the Committee and nearly met the high performance level of 15%.
Goal:	Obtain overall occupancy level at our Centers of at least 95%.
Achievement:
Our overall occupancy was 95.8% at December 31, 2014, a 120 basis point increase from 94.6% at December 31, 2013. This exceeded the target performance level set by the Committee and was our highest occupancy level in a decade.
Goal:	Convert temporary tenants to permanent tenants.
Achievement:	Temporary occupancy at December 31, 2014 decreased by 120 basis points from December 31, 2013. The Committee's high performance level for this goal was exceeded.
Goal:	Achieve pre-established leasing milestones at identified properties.
Achievement:	• Tysons Corner Center: signed leases for approximately 80% of the office tower.
• Los Cerritos Center: executed leases to add a new state-of-the-art Harkins Theatres and Dick's Sporting Goods as junior anchors.

•

Santa Monica Place:    received final city approval to add a 48,000 square foot state-of-the-art ArcLight Cinemas to the third-level entertainment and dining deck (construction underway, target completion Fall 2015).

• Scottsdale Fashion Square: commenced expansion and executed leases with Dick's Sporting Goods and Harkins Theatres.
These achievements, which met or exceeded the Committee's expectations for these goals, demonstrate our Company's longstanding ability to add significant value to our well-situated properties.

Development Goals and Achievements

Goal:	Acquire at least one new outlet center opportunity.
Achievement:	We formed two joint ventures, which are prime examples of our successful outlet business strategy:

•

a redevelopment joint venture with Pennsylvania Real Estate Investment Trust for approximately 1,400,000 square feet of retail and office space at The Gallery in downtown Philadelphia. The Gallery is strategically positioned where mass transit, tourism, the residential population and employment base converge.

•

a development joint venture with Lennar Corporation, one of the nation's leading homebuilders, for a 500,000 square foot urban outlet project that will anchor a new community at Candlestick Point in San Francisco.

These achievements exceeded the Committee's expectations for this goal.
Goal:	Achieve pre-established development milestones for identified projects.
Achievement:

•

Tysons Corner Center:    continued construction according to plan of a 430 unit luxury residential tower and 300 room Hyatt Regency hotel, which are part of the 1,400,000 square foot expansion of Tysons Corner Center.

•

Fashion Outlets of Niagara Falls USA:    completed 175,000 square foot expansion, which opened in October 2014 on schedule and on budget. At December 31, 2014, we had signed leases for approximately 82% of the expansion, in excess of our 75% target.

• Broadway Plaza: as part of a 235,000 square foot expansion, demolished two older inefficient parking structures and completed ahead of schedule a five-level parking deck.

•

Green Acres Mall:    received city approval for a 335,000 square foot expansion, which exceeded our target. At December 31, 2014, we had executed letters of intent with respect to over 40% of the space.

• Kings Plaza: developed a remerchandising plan for the Sears space and are discussing opportunities with prospective retail users.
We achieved or exceeded the Committee's expectations for these goals.

Strategic Goals and Achievements

Goal:	Make significant progress regarding alternate plans for our JCPenney and Sears locations.
Achievement:
We reduced the number, and related risk, of JCPenney and Sears stores, including working with Sears to lease a portion of their space at Danbury Fair Mall and Freehold Raceway Mall to Primark at no cost to us. We are working with Sears to further rationalize their footprints at several additional locations and expect announcements regarding this during 2015. These achievements met the Committee's expectations for this goal.
Goal:	Make progress on the repositioning of two of four identified "B" assets.
Achievement:	The progress made met the Committee's expectations for this goal.
Goal:	Complete dispositions of at least $250 million of non-core assets.
Achievement:
We continued execution of our proven strategic plan of transforming our portfolio through opportunistic dispositions of non-core assets and recycling the proceeds into our highly value-creative redevelopment pipeline. Dispositions during 2014 included interests in five Centers resulting in our pro rata share of the sales proceeds of approximately $360 million and net proceeds of approximately $326 million. These achievements exceeded the Committee's expectations for this goal.

Principal Components of our Executive Compensation Program and Key Compensation Decisions for Fiscal Year 2014

Based on our 2014 fiscal year performance, highlights and achievements described above, the compensation decisions made by the Committee for our named executive officers for 2014 demonstrate a close link between pay and performance. The Committee believes strongly in linking compensation to performance: the annual incentive awards (which for 2014 were entirely in the form of equity awards) were approximately 33% of total compensation for our named executive officers, and the earned value of 75% of the long-term incentive equity awards depended on our 2014 total stockholder return relative to the total stockholder return of all publicly-traded equity REITs (the "Equity Peer REITs"). As used in this Compensation Discussion and Analysis section, "total compensation" refers to the named executive officer's base salary, the annual incentive award for 2014 performance and the grant date fair value (as determined for accounting purposes) of the long-term incentive equity awards granted during 2014.

The following chart summarizes, for each component of our executive compensation program, the objectives and key features and the compensation decisions made by the Committee for our named executive officers for 2014.

Compensation Component	Compensation Objectives and Key Features	Key Compensation Decisions for Fiscal Year 2014
Base Salary	• Relatively small, fixed cash pay based on the scope and complexity of each position, the officer's experience, competitive pay levels and general economic conditions.	• There were no changes in salary in 2014 for the named executive officers.

Annual Incentive Bonus	• Variable cash and/or equity compensation that provides incentive and reward to our executive officers based on the Committee's assessment of performance, both corporate and individual.

•

Strong corporate and individual performance led the Committee to approve the following annual incentive awards, paid entirely in the form of fully-vested LTIP Units. The award amounts reflect the approximate midpoint between the target and high performance level for each named executive officer.

	• Measures of corporate performance principally focused on the achievement of operational, leasing, development and strategic goals, as described above.	LTIP Unit Name Bonus Amount A. Coppola $3,000,000 E. Coppola $2,400,000 T. O'Hern $1,300,000 T. Leanse $1,200,000 R. Perlmutter $1,200,000
Long-Term Incentive Equity Program

•

Variable equity compensation component that provides incentive for our executive officers to take actions that contribute to the creation of stockholder value by aligning the compensation earned with our relative total stockholder return performance.

• For 2014, the Committee granted performance-based (75% of the total award) and service-based (25% of the total award) LTIP Units to our named executive officers.

•

Performance-based LTIP Units vested at 0% to 150% of target (linear function) based on our total stockholder return over the performance period compared to the Equity Peer REITs. For half of these performance-based LTIP Units, vesting was also subject to achievement of 3% absolute total stockholder return to further incentivize the creation of value for our stockholders.

•

The performance-based LTIP Units vested at 150% of the target number of units, based on the percentile ranking of our Company's total stockholder return for 2014 relative to the Equity Peer REITs, as well as our absolute total stockholder return level for the year.

• Executive officers are not entitled to full distributions until performance-based LTIP Units vest.
	• Vested performance-based LTIP Units must be retained for two years after vesting.	• Even though these performance-based LTIP Units have vested, they must be retained by our executives until at least December 31, 2016.
	• Service-based LTIP Units promote retention and stability of our management team.	• Service-based LTIP Units vest in annual installments over a three-year period.
• LTIP Units are units in our "The Macerich Partnership, L.P., or our Operating Partnership" that are convertible into shares of our Common Stock under certain circumstances.

The following diagrams present our named executive officers' 2014 actual pay mix of total compensation as more fully described on pages 30-31 of this Amendment and highlight the substantial link between our named executive officers' compensation and performance. The diagrams further illustrate the strong alignment of our named executive officers' interests with our stockholders' interests through our emphasis on equity award compensation for our named executive officers.

Chief Executive Officer
2014 Pay Mix

Other Named Executive Officers
2014 Pay Mix

Specific Compensation and Corporate Governance Features

Several elements of our program are designed to more strongly align our executive compensation with long-term stockholder interests, as described below. Our executive compensation program received overwhelming support at our annual meeting of stockholders in 2014 with approximately 98% of the votes cast in favor of our say-on-pay proposal.

Limited Employment Agreements.    We have no employment agreements, except for our agreement with Mr. Leanse, our Senior Executive Vice President, Chief Legal Officer and Secretary, which terminates on December 31, 2015.

Elimination of Excise Tax Gross-Up Provisions.    Significant progress has been made to eliminate all excise tax gross-up provisions from our management continuity agreements which provide change of control benefits. On March 15, 2013, in response to Mr. A. Coppola's offer, our Company and Mr. A. Coppola terminated his management continuity agreement. The management continuity agreements of Messrs. E. Coppola and O'Hern were not extended by our Company and, therefore, will terminate in December 2015. The termination of these agreements was primarily based on the desire of Mr. A. Coppola and the Committee to eliminate all change of control excise tax gross-ups consistent with good corporate governance practices. Upon termination of Messrs. E. Coppola and O'Hern's management continuity agreements, all excise tax gross-up provisions will have been eliminated.

Stock Ownership Guidelines.    We have robust stock ownership policies for our named executive officers and directors and each of these individuals that are subject to them is in compliance with those policies. See "Stock Ownership Policies" on page 31 of this Amendment.

Clawback Policy.    Our Board adopted a clawback policy that allows us to recover incentive compensation paid to our executive officers if the compensation was based on achieving financial results that were subsequently restated and the amount of the executive officer's incentive compensation would have been lower had the financial results been properly reported.

Anti-Hedging Policy.    Our Board also adopted a policy prohibiting all of our directors, officers and employees from engaging in any hedging or monetization transactions that are designed to hedge or offset any decrease in the market value of our securities. This policy also prohibits short sales and the purchase and sale of publicly traded options of our Company.

Anti-Pledging Policy.    In addition, our Board adopted a policy (a) prohibiting all our directors and executive officers from pledging our securities if they are unable to meet our stock ownership requirements without reference to such pledged shares and (b) recommending that our directors and executive officers not pledge our securities.

Our Executive Compensation Program

Inputs to Compensation Decisions

Role of the Compensation Committee.    The Committee reviews and approves the compensation for our executive officers, reviews our overall compensation structure and philosophy and administers certain of our employee benefit and stock plans, with authority to authorize awards under our incentive plans. The Committee currently consists of four independent directors, Ms. Stephen, Messrs. Moore and Soboroff and Dr. Sexton.

Role of Compensation Consultant.    The Committee may, in its sole discretion, retain or obtain the advice of any compensation consultant as it deems necessary to assist in the evaluation of director or executive officer compensation and is directly responsible for the appointment, compensation and oversight of the work of any such compensation consultant. As requested by the Committee, our compensation consultant periodically provides reviews of the various elements of our compensation programs, including evolving compensation trends and market survey data.

The Committee has retained Cook & Co. as its independent compensation consultant with respect to our compensation programs. Cook & Co.'s role is to evaluate the existing executive and non-employee director compensation programs, assess the design and competitive positioning of these programs, and make recommendations for change, as appropriate. The Committee has considered the independence of Cook & Co. and determined that its engagement of Cook & Co. does not raise any conflicts of interest with our Company or any of our directors or executive officers. Cook & Co. provides no other consulting services to our Company, our executive officers or directors.

Role of Data for Peer Companies.    In 2013, Cook & Co. conducted a review of the design and structure of our executive compensation, including a competitive analysis of pay opportunities for our named executive officers. As part of Cook & Co.'s competitive review, the Committee selected the following U.S. publicly traded REITs to be included in a peer group to evaluate our executive compensation decisions for 2014. These REITs were selected because they are considered comparable to our Company primarily in terms of size, but also with consideration of property focus. We feel that size, as measured by total capitalization, and where applicable a focus on the retail sector, best depict a complexity and breadth of operations, as well as the amount of capital and assets managed, similar to our Company.

Alexandria Real Estate Equities, Inc.	Kilroy Realty Corporation
AvalonBay Communities, Inc.	Kimco Realty Corporation
Boston Properties, Inc.	Prologis, Inc.
Digital Realty Trust, Inc.	Regency Centers Corporation
Douglas Emmett, Inc.	Simon Property Group, Inc.
Equity Residential	SL Green Realty Corp.
Federal Realty Investment Trust	Tanger Factory Outlets
General Growth Properties, Inc.	Taubman Centers, Inc.
HCP, Inc.	Ventas, Inc.
Host Hotels & Resorts, Inc.	Vornado Realty Trust

This is the same peer group used by the Committee for 2013. The Committee reviews compensation practices at peer companies to inform itself and aid it in its decision-making process so it can establish compensation programs that it believes are reasonably competitive. The Committee, however, does not set compensation components to meet specific benchmarks. Instead the Committee focuses on a balance of annual and long-term compensation, which is heavily weighted toward "at risk" performance-based compensation. While the Committee does review our executive compensation program relative to the peer group to help perform its subjective analysis, peer group data is not used as the determining factor in setting compensation because each officer's role and experience is unique and actual compensation for comparable officers at the peer companies may be the result of a year of over-performance or under-performance. The Committee believes that ultimately the decision as to appropriate compensation for a particular officer should be made based on a full review of that officer's and our Company's performance.

Role of CEO.    Mr. A. Coppola generally attends the Committee meetings (excluding any executive sessions) and provides his analysis and recommendations with respect to our Company's executive compensation program, including the compensation for our other named executive officers. Given his knowledge of our executive officers and our business, the Committee believes that Mr. A. Coppola's input is an integral and vital part of the compensation process and, therefore, values his recommendations. The Committee, however, is responsible for approving the compensation for all of our named executive officers.

Objectives of the Executive Compensation Program

Our executive compensation program is designed to attract, retain and reward experienced, highly motivated executives who are capable of leading our Company in executing our ambitious growth strategy. The Committee believes strongly in linking compensation to corporate performance: the annual incentive awards (which for 2014 were entirely in the form of equity awards) are primarily based on overall corporate performance and represented approximately 33% of total compensation for our named executive officers, and the earned value of 75% of the long-term incentive equity awards depends on our 2014 total stockholder return relative to the Equity Peer REITs. The Committee also recognizes individual performance in making its executive compensation decisions. The Committee believes this is the best program overall to attract, motivate and retain highly skilled executives whose performance and contributions benefit our Company and our stockholders. The Committee believes it utilizes the right blend of cash and equity awards to provide appropriate incentives for executives while aligning their interests with our stockholders and encouraging their long-term commitment to our Company. The Committee does not have a strict policy to allocate a specific portion of compensation to our named executive officers between either cash and non-cash or short-term and long-term compensation. Instead, the Committee considers how each component promotes retention and/or motivates performance by the executive.

Elements of the Program

Our executive compensation program includes the following three principal elements:

  Base Salary.     The executive's base salary is intended to create a minimum level of fixed compensation based on the experience, position and responsibilities of the executive. The base salary of each named executive officer is reviewed by the Committee on an annual basis and is subject to discretionary increases that generally are based on, in the subjective judgment of the Committee, competitive pay levels, general economic conditions and/or other factors deemed relevant by the Committee.

  Annual Incentive Compensation Program.     Our Company has an annual incentive compensation program for executive officers, other senior officers and key employees under which bonuses, which may be paid in the form of cash and/or equity awards, are awarded by the Committee to reflect corporate and individual performance during the prior calendar year. The Committee awards a level of annual incentive compensation that corresponds to the level of corporate and individual performance that the Committee determines was achieved for the year. The purpose of this annual incentive compensation program is to motivate and reward executives for performance that benefits our Company and our stockholders and to recognize the contributions of our key employees.

    Corporate Performance.    The annual incentive compensation award is primarily based on overall corporate performance, which for 2014 principally focused on the achievement of operational, leasing, development and strategic goals, as described above under "Executive Summary—Our 2014 Fiscal Year in Review." No particular weighting is assigned by the Committee to any performance measure for purposes of determining award amounts.

    Individual Performance.    The annual incentive compensation award is also based on the Committee's evaluation of the individual executive's performance and, therefore, provides executives with an incentive for superior individual performance. The Committee evaluates the individual performance of our named executive officers and assesses the accomplishments and progress of each individual after generally reviewing their goals regarding their respective areas of responsibility.

    Award Amounts.    The actual annual incentive compensation awarded to each named executive officer is determined by the Committee in its discretion based on its assessment of corporate and individual performance as described above. For corporate and individual performance, the Committee determines the level of performance that has been achieved for the year, ranging from significantly below target up to and exceeding the high performance level.

    If the Committee determines overall that the target performance level is achieved, annual incentive compensation generally is 200% of base salary (for the CEO and President) or 150% of base salary (for the other named executive officers). If the Committee believes the high performance level is met, the bonus generally equals 200% of each executive's target bonus opportunity, which is the equivalent of 400% of base salary (for the CEO and President) or 300% of base salary (for the other named executive officers). The Committee sets target and high performance annual bonuses for Messrs. A. Coppola and E. Coppola at a higher percentage level of base salary than the other executives because as the CEO and President, respectively, they are our strategic leaders and manage and direct our other named executive officers.

    For a given year, the Committee makes annual incentive compensation decisions retrospectively after the end of the year, evaluating performance during that year. The Committee's determination has historically been made in the first quarter of the following year, typically after the release of our year-end financial information so as to provide the Committee with sufficient time to evaluate the performance of our Company and our executives for the prior fiscal year.

  Long-Term Incentive Equity Awards.     Since 2006, our Company has utilized a long-term equity-based incentive program as an important means to align the interests of our executives and our stockholders, to encourage our executives to adopt a longer-term perspective and to reward them for creating stockholder value in a pay-for-performance structure. For 2014, the Committee approved for each named executive officer an aggregate grant date fair value for these awards, to be made in the form of LTIP Units. That amount was divided between two types of LTIP Units as follows:

    •
    75% performance-based LTIP Units, which could be earned from 0% to 150% of the target number of units awarded based on our total stockholder return performance for 2014 relative to the Equity Peer REITs. Half of the 2014 performance-based LTIP Units also required our absolute total stockholder return in 2014 to be at least 3% for the LTIP Units to be earned. (See pages 37-39 of this Amendment for a more detailed description of the material terms of the performance-based LTIP Units as well as Exhibit 99.2 for the list of the Equity Peer REITs.)

    •
    25% service-based LTIP Units, which vest in equal annual installments over a three-year period to promote retention and further alignment of our executives' interests with those of our stockholders.

    The Committee retains discretion to make other equity-based awards to our executive officers from time to time as it deems appropriate in the circumstances.

Other Benefits and Agreements

  Employment Agreement.     Mr. Leanse is the only named executive officer with an employment agreement. His employment agreement as well as his management continuity agreement described below were negotiated with him and entered into as an inducement to his appointment as our Senior Executive Vice President, Chief Legal Officer and Secretary. For a description of the principal terms of Mr. Leanse's agreement see page 35 of this Amendment.

  Management Continuity Agreements.     We currently have management continuity agreements for three of our named executive officers. In 2006, our Company entered into amended and restated management continuity agreements with Messrs. E. Coppola and O'Hern which as noted above will terminate in December 2015. Our Company also entered into a management continuity agreement with Mr. Leanse in connection with his hiring as our Senior Executive Vice President, Chief Legal Officer and Secretary. Each of these management continuity agreements has a "double trigger" feature with respect to the payment of severance benefits, which means that both a change of control and an actual or constructive termination is required in order for severance benefits to become payable. Our unvested equity awards (other than the performance-based LTIP Units) are subject to a "single-trigger", which means that upon a change of control the awards automatically vest. We provide single trigger vesting because we believe that the purpose of awarding executives equity incentives is to align the interests of management with our stockholders and that management should have the ability to realize the benefits of these awards on a change of control. Currently, there are no outstanding equity awards that would automatically vest upon a change of control, except for Mr. Leanse's stock options and the named executive officers' service-based LTIP Units. The only other outstanding unvested equity awards are performance-based LTIP Units which would vest based on performance achieved through the date of the change of control but would not automatically vest. For a detailed description of these management continuity agreements, see pages 43-46 of this Amendment.

  On March 15, 2013, in response to Mr. A. Coppola's offer, our Company and Mr. A. Coppola terminated his management continuity agreement. On August 28, 2013, notice was provided by our Company to Messrs. E. Coppola and O'Hern that their respective management continuity agreements would not be extended and, therefore, will terminate in December 2015. The termination of these agreements was primarily based on the desire of Mr. A. Coppola and the Committee to eliminate all change of control excise tax gross-ups consistent with good corporate governance practices. Upon termination of Messrs. E. Coppola and O'Hern's management continuity agreements, all excise tax gross-up provisions will have been eliminated.

  Other.     Certain of our named executive officers participate in our deferred compensation plan available to all Vice Presidents and above who earn more than $115,000 annually. See the "Nonqualified Deferred Compensation" table below for more information. Our named executive officers are also eligible to receive other benefits which are generally available to all salaried employees.

Compensation for 2014 Performance

The following provides information with respect to the compensation of our named executive officers for 2014.

  Base Salary.     The 2014 base salaries of Messrs. A. Coppola, E. Coppola, O'Hern, Leanse and Perlmutter of $1,000,000, $800,000, $550,000, $500,000 and $500,000, respectively, remained unchanged from 2013. The Committee reviewed these salary levels and determined in its judgment that they were appropriate based on the factors identified above.

  Annual Incentive Compensation Awards.

    2014 Corporate Performance.    In determining annual incentive awards to our named executive officers for 2014, the Committee first reviewed our overall corporate performance focusing on a variety of measures as described above. The Committee believes 2014 was a very positive year for our Company marked by the successful execution of the multi-faceted operational, leasing, development and strategic goals set by the Committee and executives. Under our executive leadership, our Company achieved notable results, strengthening the quality of our portfolio, our financial condition and our overall operational results while expanding our opportunities. The specific 2014 performance goals and our achievements relative to those goals that influenced the Committee's decisions for 2014 bonuses are described above under "Executive Summary—Our 2014 Fiscal Year in Review."

    2014 Individual Performance.    The Committee also evaluated the 2014 individual performance of our named executive officers, with Mr. A. Coppola advising the Committee with respect to the performance of the other executives. As part of this process, the Committee discussed with Mr. A. Coppola his evaluation of the contributions of each executive, including with respect to our 2014 corporate achievements.

  The Committee noted the following:

    •
    With respect to Mr. E. Coppola:  his continued leadership regarding our strategic dispositions, acquisitions and developments, including his involvement in the November 2014 transaction with the Ontario Teachers' Pension Plan Board, our acquisition of our joint venture partner's 40% interest in Fashion Outlets of Chicago and in establishing a joint venture partnership with Pennsylvania Real Estate Investment Trust to redevelop The Gallery in Philadelphia. The Committee also noted Mr. E. Coppola's responsibility for the Tysons Corner Center and Fashion Outlets of Niagara Falls USA developments and his role in the acquisition of a 65,000-square-foot site directly adjacent to The Shops at North Bridge. His knowledge of the real estate markets as well as his significant relationships with real estate owners, partners and governmental officials were critical to the success of our disposition, acquisition and development strategies.

    •
    With respect to Mr. O'Hern:  his success in strengthening our balance sheet, including reducing our leverage and completing $600 million of debt financing transactions, managing to a strong (4.24%) same center NOI growth (the high end of expectations) and key involvement in the November 2014 transaction with the Ontario Teachers' Pension Plan Board and furthering our lender and investor relationships.

    •
    With respect to Mr. Perlmutter:  his role in achieving our positive leasing results, including the highest occupancy in a decade, double-digit releasing spreads and decreased temporary occupancy and his work with Messrs. A. Coppola and E. Coppola with respect to our achievements relating to acquisitions, dispositions and redevelopments.

    •
    With respect to Mr. Leanse:  his key role in negotiating our disposition transactions (over $360 million), acquisition transactions (the balance of the partnership interests in Fashion Outlets of Chicago, and also in five Centers owned by joint ventures with Ontario Teachers' Pension Plan Board) and joint venture transactions (The Gallery in Philadelphia and the urban outlet development project in San Francisco), as well as his accomplishments with respect to our various ongoing legal, operational and litigation matters.

  After this review and based on Mr. A. Coppola's recommendation for executives other than himself, it was the Committee's view that our named executive officers all had strong 2014 performances based on the significant roles each executive played in enabling our Company to realize our corporate achievements.

  In determining Mr. A. Coppola's annual incentive bonus, the Committee reviewed with Mr. A. Coppola his 2014 accomplishments against his goals. Goals for 2014 included corporate, financial, strategic and operational objectives in support of our 2014 corporate goals previously described under "Executive Summary—Our 2014 Fiscal Year in Review." Some of the noteworthy accomplishments achieved by Mr. A. Coppola that were considered by the Committee are as follows:

    •
    External Growth through Acquisitions.  Mr. A. Coppola was primarily responsible for our strategic acquisition of Ontario Teachers' Pension Plan Board's 49% interest in five top super regional Centers in exchange for Common Stock. He also led our successful efforts to acquire our joint venture partner's 40% interest in Fashion Outlets of Chicago, to establish a joint venture partnership with Pennsylvania Real Estate Investment Trust to redevelop The Gallery in Philadelphia and to form a 50/50 joint venture with Lennar Corporation to develop a 500,000 square foot urban outlet project that will anchor a new community at Candlestick Point in San Francisco.

    •
    Development/Redevelopment Activity.  The Committee recognized Mr. A. Coppola's critical role with respect to our achievements relating to our key developments and redevelopments, including the office, residential and hotel towers at Tysons Corner Center. Consistent with Mr. A. Coppola's strategic vision, we are successfully recycling our capital from the disposition of our non-core assets into our key developments in our core markets.

    •
    Strategic Planning.  Under Mr. A. Coppola's direction, our Company now executes its strategy on the basis of a rolling five-year operating and growth plan that includes a highly-value-accretive development pipeline, rigorous financial forecasting for operating metrics and strong balance sheet and liquidity management. In particular, we achieved strong FFO per share and same center net operating income growth and reduced our debt-to-total market capitalization ratio. As a result of these accomplishments, we believe our Company has the strongest balance sheet in our history.

The Committee believes that Mr. A. Coppola's management and direction of our executive team was critical to the performance of our Company in 2014 and that, as CEO, he was ultimately responsible for our tremendous corporate performance through his leadership and strategic vision.

Based on the overall very positive review of corporate and individual performance for 2014 and Mr. A. Coppola's recommendation with respect to the other named executive officers, in March 2015 the Committee approved a bonus for each of them at the approximate midpoint between the target and high performance level identified above under "Elements of the Program—Award Amounts." The following table shows annual incentive bonus amounts, which were paid entirely in the form of fully-vested LTIP Units:

Annual Incentive Compensation Awards for 2014 Performance

Name	LTIP Unit Bonus Amount(*)
Arthur M. Coppola	$3,000,000
Edward C. Coppola	$2,400,000
Thomas E. O'Hern	$1,300,000
Thomas J. Leanse	$1,200,000
Robert D. Perlmutter	$1,200,000

(*)
These amounts were converted into LTIP Units using the closing price of our Common Stock on the NYSE on the March 6, 2015 grant date of $86.72.

Under applicable SEC rules, equity awards are reported as compensation in the tables below in this Amendment for the year in which the award was granted, not the year to which the performance relates. Accordingly, the LTIP Units awarded as annual incentive compensation based on 2014 performance described above will be reported in those tables in next year's proxy statement as compensation for 2015. Thus, the compensation for our named executive officers for 2014 reflected in the Summary Compensation Table and Grants of Plan-Based Awards Table below includes the LTIP Units awarded to each executive early in 2014 for 2013 performance. See "2014 Total Compensation" below.

Long-Term Incentive Equity Awards.

For 2014, the Committee granted long-term incentive equity awards to our named executive officers in the form of performance-based LTIP Units (75% of the total award) and service-based LTIP Units (25% of the total award), as more fully-described on page 26 of this Amendment.

Given our strong emphasis on "at risk" compensation, the Committee reviewed peer group data relating to the allocation of long-term incentive equity awards between performance-based and service-based grants. For the performance-based component the Committee considered the range of potential realizable values that our executives could earn to ensure that the awards would be both reasonably competitive and appropriate to motivate our leadership team. The factors considered by the Committee in making awards to the different named executive officers were similar to those considered for annual incentive awards: Mr. A. Coppola's critical role in driving the performance of our Company and formulating our strategic vision and the other named executive officers' roles in executing that strategy within their respective areas of responsibility. The following table shows the grant date fair value of performance-based LTIP Unit awards to our named executive officers:

Grant Date Fair Value of LTIP Unit Awards for 2014 Performance

Name	Performance-Based LTIP Unit Award(*)	Service-Based LTIP Unit Award(*)
Arthur M. Coppola	$6,749,948	$2,249,951
Edward C. Coppola	$2,249,952	$749,964
Thomas E. O'Hern	$937,450	$312,470
Thomas J. Leanse	$937,450	$312,470
Robert D. Perlmutter	$749,923	$249,988

(*)
These amounts were converted into LTIP Units based on the grant date fair value.

Vesting of the performance-based LTIP Units was based on the percentile ranking of our total stockholder return relative to the Equity Peer REITs for the 12-month performance period ended December 31, 2014, as disclosed in the table below, with linear interpolation between performance levels. The vesting of one half of the performance-based LTIP Units was also subject to achievement of an absolute total stockholder return of at least 3%. To further align our executives' interests with our stockholders' interests, all vested performance-based LTIP Units must be retained by our executives until December 31, 2016.

Company Percentile Ranking Relative to the Equity Peer REITs	Percentage of Performance-Based LTIP Units That Vest
Below the 25th	0%
At the 25th	50%
At the 50th	100%
At or above the 75th	150%

For 2014, our total stockholder return relative to the stockholder return of the Equity Peer REITs was at the 89th percentile and we exceeded a 3% absolute total stockholder return, resulting in vesting at the 150% level.

2014 Total Compensation

We are including this supplemental information to provide a more meaningful view of the compensation of our named executive officers for 2014. The table below shows each named executive officer's salary, annual long-term incentive equity award grant value, bonus for services performed in 2014 and all other compensation. This table, in contrast to the Summary Compensation Table on page 33 of this Amendment, includes equity awards granted under our annual incentive award program in 2015 for services performed in 2014 and excludes equity awards granted under our annual incentive award program in 2014 for services performed in 2013.

	Salary ($)	Long-Term Incentive Equity Award Value ($)(*)	Bonus ($)(**)	All Other Compensation ($)	Total Compensation ($)
Arthur M. Coppola	1,000,000	8,999,899	3,000,000	212,972	13,212,871
Edward C. Coppola	800,000	2,999,916	2,400,000	172,177	6,372,093
Thomas E. O'Hern	550,000	1,249,920	1,300,000	101,459	3,201,379
Thomas J. Leanse	500,000	1,249,920	1,200,000	43,970	2,993,890
Robert D. Perlmutter	500,000	999,911	1,200,000	55,672	2,755,583

(*)
These amounts represent the sum of the aggregate grant date fair value of performance-based LTIP Unit awards (75% of the aggregate grant value) and of service-based LTIP Unit awards (25% of the aggregate grant value) granted in January 2014 to each of our named executive officers, the terms of which are described above.

(**)
These amounts represent the grant date fair value of fully-vested LTIP Unit awards granted on March 6, 2015 to each of our named executive officers for services performed in 2014.

Accounting and Tax Issues

The Committee considers both the accounting and tax issues raised by the various compensation elements for our Company and our executives.

  LTIP Units.     As described on pages 38-39 of this Amendment, LTIP Units of our Operating Partnership are intended to qualify as "profits interests" for federal income tax purposes and as such initially do not have full parity, on a per unit basis, with our Operating Partnership's common units of limited partnership with respect to liquidating distributions. Such parity can be achieved over time through priority allocations of "book-up gains" attributable to appreciation of the Operating Partnership's assets. LTIP Units, regardless of when they were issued, are eligible to share in allocable "book-up gains" since the most recent book-up or book-down of the limited partners' capital accounts.

Stock Ownership Policies

Our Board believes that our directors and executive officers should have a meaningful investment in our Common Stock in order to more closely align their interests with those of our stockholders. Accordingly, our Board has established (1) a policy that all non-employee directors own at least $300,000 of Common Stock, and until such time as compliance is achieved, all future equity grants will be retained by the non-employee director, except for sales for tax purposes approved by our Chief Legal Officer, and (2) a policy that, within three years of becoming an executive officer, the Chairman of the Board, Vice Chairman of the Board and Chief Executive Officer own Common Stock with a value equal to five times their respective base salaries and that the other named executive officers own Common Stock with a value equal to three times their respective base salaries. These policies also set forth the forms of equity interests in our Company which will count toward stock ownership (excluding any pledged securities) and allow the Board to approve exceptions from time to time for this stock ownership policy. Our policy further provides that a non-employee director who is prohibited by law or by the regulations of his or her employer from having an ownership interest in our Company's securities shall be exempt, such as Mr. Sullivan. All of our other directors and named executive officers that are subject to these stock ownership policies are in compliance with them.

2014 "Say-on-Pay" Advisory Vote on Executive Compensation

At our 2014 annual stockholders' meeting, an advisory resolution approving the compensation paid to our named executive officers received strong support from our stockholders. The Committee considered the results of this vote and, as evidenced by the fact that approximately 98% of the votes were cast in favor of this proposal, the Committee viewed these results as an indication of our stockholders' strong support of our compensation programs. Accordingly, based in part on the results of this vote, the Committee maintained the same principal elements of our executive compensation programs for 2015 compensation.

EXECUTIVE COMPENSATION

The following table and accompanying notes show for our Chief Executive Officer, our Chief Financial Officer and our three next most highly compensated executive officers, as of December 31, 2014, the aggregate compensation paid, awarded or earned with respect to such persons in 2012, 2013 and 2014, as applicable. Messrs. Leanse and Perlmutter joined our Company as executive officers on September 1, 2012 and April 16, 2012, respectively.

Summary Compensation Table—Fiscal Years 2012-2014

Name and Principal Position	Year	Salary ($)(1)		Bonus ($)(2)(3)	Stock Awards ($)(2)(4)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)
Arthur M. Coppola,	2014	1,000,000		—	12,999,897	—		—	—	212,972	14,212,869
Chairman of the Board	2013	992,308	(7)	—	12,063,963	—		—	—	68,777	13,125,048
of Directors and Chief Executive Officer	2012	950,000		3,500,000	3,777,000	—		—	—	154,605	8,381,605
Edward C. Coppola,	2014	800,000		—	6,199,914	—		—	—	172,177	7,172,091
President	2013	800,000		—	4,021,299	—		—	—	113,156	4,934,445
	2012	800,000		2,000,000	1,888,500	—		—	—	109,296	4,797,796
Thomas E. O'Hern,	2014	550,000		—	2,899,866	—		—	—	101,459	3,551,325
Senior Executive Vice	2013	550,000		—	1,675,552	—		—	—	116,557	2,342,109
President, Chief Financial Officer and Treasurer	2012	550,000		1,000,000	755,400	—		—	—	74,318	2,379,718
Thomas J. Leanse,	2014	500,000	(8)	—	2,749,904	—		—	—	43,970	3,293,874
Senior Executive Vice	2013	500,000	(8)	—	1,675,552	—		—	—	41,342	2,216,894
President, Chief Legal Officer and Secretary	2012	—	(8)	400,000	1,191,400	483,500	(9)	—	—	—	2,074,900
Robert D. Perlmutter,	2014	500,000		—	2,499,895	—		—	—	55,672	3,055,567
Executive Vice	2013	500,000		—	1,340,389	—		—	—	104,630	1,945,019
President, Leasing	2012	346,154	(10)	1,000,000	549,700	—		—	—	37,198	1,933,052

(1)
Includes any amount of salary deferred under our qualified and nonqualified deferred compensation plans. See "Nonqualified Deferred Compensation" table below for more information.

(2)
SEC Reporting of Cash and Equity Awards

In reviewing the Summary Compensation Table, it is important to note that under SEC rules, cash awards are reported in the table for the year that they are earned regardless of when they are paid, while equity awards are reported in the table for the year that they are granted (as determined in accordance with applicable accounting rules) regardless of when they are earned.

(3)
Bonuses Reported in Year 2014

As described in the Compensation Discussion and Analysis above, the annual incentive compensation awards for our named executive officers for their 2014 performances were paid in the form of fully-vested LTIP Units on March 6, 2015. Accordingly, the LTIP Unit bonuses granted to these named executive officers for their 2014 performance will be reported in the "Stock Awards" column for 2015.

Bonuses Reported in Year 2013

The annual incentive compensation awards for our named executive officers for their 2013 performance were paid in the form of fully-vested LTIP Units on March 7, 2014 and were previously described in the Compensation Discussion and Analysis of our proxy statement filed on April 18, 2014. In accordance with SEC rules, the LTIP Unit bonuses granted to these named executive officers for their 2013 performance are reported in the "Stock Awards" column for 2014. See also footnote (4) below.

  Bonuses Reported in Year 2012

The amounts reported in the "Bonus" column for 2012 reflect the annual cash incentive compensation awards for our named executive officers for their 2012 performance.

(4)
Stock Awards Reported in Year 2014

The amounts reflected in this column for 2014 relate to two types of performance-based LTIP Units (as more fully described below), service-based LTIP Units and fully-vested LTIP Units granted in 2014 under our LTIP and 2003 Incentive Plan. These amounts represent the value at the grant date computed in accordance with FASB ASC Topic 718, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions.

a.
Performance-Based LTIP Units.    The aggregate grant date fair values for the two types of performance-based LTIP Unit awards based upon the probable outcome of the performance conditions as of the grant date was as follows:

Arthur M. Coppola	$6,749,948
Edward C. Coppola	$2,249,952
Thomas E. O'Hern	$937,450
Thomas J. Leanse	$937,450
Robert D. Perlmutter	$749,923

The maximum aggregate value of the performance-based LTIP Unit awards at the grant date assuming that the highest level of performance conditions would be achieved was as follows:

Arthur M. Coppola	$13,150,785
Edward C. Coppola	$4,383,536
Thomas E. O'Hern	$1,826,414
Thomas J. Leanse	$1,826,414
Robert D. Perlmutter	$1,461,061
  b.
  Service-Based LTIP Units.    The grant date fair values for each of the service-based LTIP Unit awards was as follows:

Arthur M. Coppola	$2,249,951
Edward C. Coppola	$749,964
Thomas E. O'Hern	$312,470
Thomas J. Leanse	$312,470
Robert D. Perlmutter	$249,988
  c.
  Fully-Vested LTIP Units.    The grant date fair values for each of the fully-vested LTIP Unit awards, which represent each named executive officer's annual incentive award earned for 2013 performance, was as follows:

Arthur M. Coppola	$3,999,998
Edward C. Coppola	$3,199,998
Thomas E. O'Hern	$1,649,946
Thomas J. Leanse	$1,499,984
Robert D. Perlmutter	$1,499,984

Assumptions used in the calculation of these amounts are set forth in footnote 18 to our audited financial statements for the fiscal year ended December 31, 2014 included in the Original Filing.

Stock Awards Reported in Year 2013

The amounts reflected in this column for 2013 relate to performance-based LTIP Units granted in 2013 under our LTIP and 2003 Incentive Plan and represent the value at the grant date based upon the probable outcome of the performance conditions computed in accordance with FASB ASC Topic 718. The value of each performance-based LTIP Unit award at the grant date assuming that the highest level of performance conditions would be achieved was as follows:

Arthur M. Coppola	$22,297,857
Edward C. Coppola	$7,432,578
Thomas E. O'Hern	$3,096,928
Thomas J. Leanse	$3,096,928
Robert D. Perlmutter	$2,477,444

Assumptions used in the calculation of these amounts are set forth in footnote 20 to our audited financial statements for the fiscal year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the SEC on February 21, 2014.

Stock Awards Reported in Year 2012

For Messrs. A. Coppola, E. Coppola, O'Hern and Perlmutter, the amounts reflected in this column for 2012 relate to performance-based LTIP Units granted in 2012 under our LTIP and 2003 Incentive Plan and represent the value at the grant date based on the probable outcome of the performance conditions computed in accordance with FASB ASC Topic 718. The value of each performance-based LTIP Unit award at the grant date assuming that the highest level of performance conditions would be achieved was as follows:

Arthur M. Coppola	$10,800,000
Edward C. Coppola	$5,400,000
Thomas E. O'Hern	$2,160,000
Robert D. Perlmutter	$1,175,000

For Mr. Leanse, the amount reflected in this column for 2012 relates to LTIP Units granted under our LTIP and 2003 Incentive Plan and represents the value at the grant date computed in accordance with FASB ASC Topic 718. The LTIP Units were granted pursuant to his employment agreement and were fully-vested on the grant date as more fully described on pages 36-37 of this Amendment.

Assumptions used in the calculation of these amounts are set forth in footnote 20 to our audited financial statements for the fiscal year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the SEC on February 22, 2013.

(5)
None of the earnings on the deferred compensation of our named executive officers for 2014 were considered above-market or preferential as determined under SEC rules.

(6)
"All Other Compensation" includes the following components for 2014:

	Matching Contributions under 401(k) Plan $	Matching Contributions under Nonqualified Deferred Compensation Plan $	Life Insurance Premiums $	Other Welfare Benefit Premiums $	Use of Private Aircraft $
Arthur M. Coppola	—	—	3,936	26,553	182,483
Edward C. Coppola	10,400	—	2,533	26,553	132,691
Thomas E. O'Hern	10,400	27,500	1,616	26,553	35,390
Thomas J. Leanse	10,400	25,000	1,618	6,952	—
Robert D. Perlmutter	10,400	25,000	1,616	18,656	—

Matching Contributions.    Amounts shown include matching deferred compensation contributions by our Company as determined by our Board of Directors annually under our nonqualified deferred compensation plan and matching contributions by our Company under our 401(k) Plan. The amount of the matching contributions under these plans is determined in the same manner for all plan participants. See the "Nonqualified Deferred Compensation" table below.

Other Welfare Benefit Premiums.    Amounts shown reflect the premiums paid by our Company for medical and disability insurance.

Private Aircraft Use.    Amounts shown reflect the incremental cost to our Company of such executive's personal use of a private aircraft in which our Company owns a fractional interest. The incremental cost is determined by using the amount our Company is billed for such use less the portion reimbursed by the executives and such amount may include: landing fees, parking and flight planning expenses; crew travel expenses; supplies and catering; aircraft fuel and oil expenses; maintenance, parts and external labor (inspections and repairs); engine insurance expenses; position flight costs; and passenger ground transportation. Since the aircraft is used primarily for business travel, our Company does not include the fixed costs that do not change based on usage, such as management fees and acquisition costs.

(7)
Mr. A. Coppola's base salary increased to $1,000,000 effective February 17, 2013.

(8)
Mr. Leanse became an executive officer of our Company on September 1, 2012 and an employee of our Company on January 1, 2013. Pursuant to his employment agreement, he will receive an annual base salary of not less than $500,000 during the term of his employment agreement (January 1, 2013 through December 31, 2015).

(9)
This amount represents the aggregate value at the grant date computed in accordance with FASB ASC Topic 718 of Mr. Leanse's SAR award and stock option award granted under our 2003 Incentive Plan pursuant to his employment agreement as more fully described below. Assumptions used in the calculation of these amounts are set forth in footnote 20 to our audited financial statements for the fiscal year ended December 31, 2012 included in our Annual Report on Form 10-K filed with the SEC on February 22, 2013.

(10)
Mr. Perlmutter began his employment with our Company on April 16, 2012. His annualized base salary for 2012 was $500,000.

Employment Agreement with Mr. Leanse

Effective September 1, 2012, we entered into an employment agreement with Mr. Leanse that provides for an annual base salary of not less than $500,000 and a target annual bonus of $750,000 (subject to attainment of performance goals) during his three year employment period. The employment agreement also provided for the grant on its effective date of September 1, 2012 of 20,000 fully-vested LTIP Units, 39,932 fully-vested SARs and 10,068 stock options that vest in six annual installments ending on September 1, 2017.

The employment agreement further provides Mr. Leanse with certain severance benefits if (a) our Company terminates his employment other than for cause, death or disability or (b) Mr. Leanse terminates his employment for good reason, on or before December 31, 2015. After such date, the employment agreement terminates. Mr. Leanse also agreed to certain covenants, including confidentiality for five years after the termination date and non-solicitation of employees for one year after the termination date.

We have not entered into employment agreements with any of the other named executive officers.

Grants of Plan-Based Awards—Fiscal 2014

The following table provides information regarding performance-based LTIP Units, service-based LTIP Units and fully-vested LTIP Units granted to our named executive officers in 2014.

									All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)
			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards(1)						Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Name	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Arthur M. Coppola	1/1/14	12/31/13	—	—	—	74,437	148,874	223,311	—		—	—	6,749,948
	1/1/14	12/31/13	—	—	—	—	—	—	38,206	(2)			2,249,951
	3/7/14	1/28/14	—	—	—	—	—	—	66,390	(3)			3,999,998
Edward C. Coppola	1/1/14	12/31/13	—	—	—	24,812	49,624	74,436	—		—	—	2,249,952
	1/1/14	12/31/13	—	—	—	—	—	—	12,735	(2)			749,964
	3/7/14	1/28/14	—	—	—	—	—	—	53,112	(3)			3,199,998
Thomas E. O'Hern	1/1/14	12/31/13	—	—	—	10,338	20,676	31,014	—		—	—	937,450
	1/1/14	12/31/13	—	—	—	—	—	—	5,306	(2)			312,470
	3/7/14	1/28/14	—	—	—	—	—	—	27,385	(3)			1,649,946
Thomas J. Leanse	1/1/14	12/31/13	—	—	—	10,338	20,676	31,014	—		—	—	937,450
	1/1/14	12/31/13	—	—	—	—	—	—	5,306	(2)			312,470
	3/7/14	1/28/14	—	—	—	—	—	—	24,896	(3)			1,499,984
Robert D. Perlmutter	1/1/14	12/31/13	—	—	—	8,270	16,540	24,810	—		—	—	749,923
	1/1/14	12/31/13	—	—	—	—	—	—	4,245	(2)			249,988
	3/7/14	1/28/14	—	—	—	—	—	—	24,896	(3)			1,499,984

(1)
Represents awards of performance-based LTIP Units granted under our LTIP and 2003 Incentive Plan as more fully described on pages 38-39 of this Amendment. Performance was measured on a cumulative basis at the end of the one-year performance period from January 1, 2014 through December 31, 2014. The number of LTIP Units reported under the "Threshold (#)" subcolumn represents the number of LTIP Units that would be awarded if our performance relative to our peer REITs was at the 25th percentile, which represents the minimum percentile rank that would entitle recipients to awards under the LTIP. The number of LTIP Units reported under the "Target (#)" subcolumn represents the number of LTIP Units that would be awarded if our performance relative to our peer REITs was at the 50th percentile. The number of LTIP Units reported under the "Maximum (#)" subcolumn represents the number of LTIP Units that would be awarded if our performance relative to our peer REITs was at or above the 75th percentile.

(2)
Represents awards of service-based LTIP Units granted under our LTIP and 2003 Incentive Plan as more fully described on pages 38-39 of this Amendment.

(3)
Represents awards of fully-vested LTIP Units granted under our LTIP and 2003 Incentive Plan as more fully described on pages 33-34 of this Amendment. These awards represent each executive's bonus under our annual incentive compensation program for 2013 performance and were previously described in the Compensation Discussion and Analysis of our proxy statement filed on April 18, 2014.

(4)
The amounts reflected in this column represent the grant date fair value of these awards computed in accordance with FASB ASC Topic 718 as described in note (4) to the "Summary Compensation Table" above. Assumptions used in the calculation of these amounts are set forth in footnote 18 to our audited financial statements for the fiscal year ended December 31, 2014 included in the Original Filing.

Discussion of Summary Compensation and Grants of Plan-Based Awards Table

Our executive compensation policies and practices, pursuant to which the compensation set forth in the Summary Compensation Table and the Grants of Plan-Based Awards Table was paid, awarded or earned, are generally described under "Compensation Discussion and Analysis" and in the footnotes to the compensation tables. The material terms of our LTIP, pursuant to which LTIP Units are granted, are described below. There are no employment agreements with our named executive officers, except the agreement with Mr. Leanse which our Company entered into effective as of September 1, 2012 in connection with his hiring as our Senior Executive Vice President, Chief Legal Officer and Secretary. Mr. Leanse's agreement terminates on December 31, 2015. For a description of our severance and change of control agreements with certain of our named executive officers, see "Potential Payments Upon Termination or Change of Control."

LTIP Unit Awards

LTIP Units of our Operating Partnership are structured to qualify as "profits interests" for federal income tax purposes. Accordingly, LTIP Units initially do not have full parity, on a per unit basis, with our Operating Partnership's common OP Units with respect to liquidating distributions. Upon the occurrence of specified events, the LTIP Units can over time achieve full parity with the common OP Units, at which time LTIP Units are convertible, subject to the satisfaction of applicable vesting conditions, on a one-for-one basis into common OP Units. LTIP Units that have been converted into common OP Units and have become vested are redeemable by the holder for shares of Common Stock on a one-for-one basis or the cash value of such shares, at our Company's election. LTIP Units generally may be subject to performance-based vesting or service-based vesting.

2014 Performance-Based and Service-Based LTIP Units.    Our named executive officers were granted LTIP Units effective January 1, 2014, with 75% of the total award consisting of performance-based LTIP Units and 25% consisting of service-based LTIP Units. Service-based awards were granted in 2014 to support the long-term retention of our executives.

a.    Performance-Based LTIP Units.     The 2014 performance-based LTIP Units were subject to performance-based vesting over the 12-month period from January 1, 2014 through December 31, 2014 and were equally divided between two types of awards. The terms of both performance-based LTIP Unit awards were the same, with vesting of each award depending on our relative total stockholder return over the performance period as described below, except one award also had a 3% absolute total stockholder return measure. These LTIP Units were subject to forfeiture to the extent the applicable performance requirements were not achieved. Vesting of the LTIP Units was based on the percentile ranking of our total stockholder return per share of Common Stock relative to our Equity Peer REITs, as measured at the end of the performance period. Total stockholder return was measured by the compounded total annual return per share achieved by the shares of common stock of our Company or such Equity Peer REIT and assumed reinvestment of all dividends and distributions. Our Equity Peer REITs are identified in Exhibit 99.2 to this Amendment.

Depending on our total stockholder return relative to the total stockholder return of our Equity Peer REITs, vesting of these LTIP Units occurred in accordance with the schedule below, with linear interpolation between performance levels. Determination of the vesting of our performance-based LTIP Units would have occurred earlier in the event of a change of control or qualified termination of employment (which generally includes a termination by our

Company without cause or by the executive for good reason) based on our performance through the date of such event.

Company Percentile Ranking Relative to the Equity Peer REITs	Percentage of LTIP Units That Vest*
Below the 25th	0%
At the 25th	50%
At the 50th	100%
At or above the 75th	150%

* Linear interpolation between performance levels.

The percentage of the performance-based LTIP Units that vested effective December 31, 2014 was 150% of the target number of units covered by each award since (i) our Company's total stockholder return relative to the total stockholder return of our Equity Peer REITs for the performance period was at the 89th percentile and (ii) our total stockholder return of 46.5% exceeded the absolute threshold for the performance period. Although the LTIP Units have vested, they must be retained by the executives until at least December 31, 2016, which further aligns the interests of our executives with our stockholders because the value of the LTIP Units is directly tied to our Common Stock price.

Holders of the 2014 performance-based LTIP Units were only entitled to distributions during the performance period to the extent the underlying LTIP Units vested. Distributions on vested LTIP Units are equal in amount to the regular distributions paid on an equal number of common OP Units, which are equal in amount to the dividends paid on an equal number of shares of Common Stock.

b.    Service-Based LTIP Units.     The 2014 service-based LTIP Units vest in equal annual installments over a three-year period. Vesting is conditioned upon the executive remaining an employee of our Company through the applicable vesting dates, and subject to acceleration of vesting in the event of a change of control of our Company or his death or disability. Upon the termination of the executive's service relationship with our Company under specified circumstances, including termination by our Company without cause, and by the executive for good reason, his service-based LTIP Units will continue to vest in accordance with the vesting schedule.

Regular and other non-liquidating distributions were made with respect to the service-based LTIP Units from the date of their issuance to the executive. Distributions were in the same amount and at the same time as those made with respect to common OP Units. At the end of the vesting period, distributions will continue to be made only to the extent that the service-based LTIP Units have become vested.

2015 Performance-Based and Service-Based LTIP Units.    The Committee continued the LTIP program for 2015 and awarded LTIP Units to our named executive officers, with 75% of the total award consisting of performance-based LTIP Units and 25% consisting of service-based LTIP Units with the same terms as described above. The performance period for the new performance-based LTIP Unit awards will be from January 1, 2015 through December 31, 2015. For purposes of determining the vesting of the performance-based LTIP Units, the Equity Peer REITs will continue to be the peer group. These performance-based LTIP Units, to the extent earned, must be retained until at least December 31, 2017 and the participants will not be entitled to distributions until the LTIP Units vest.

 Outstanding Equity Awards at December 31, 2014—Fiscal 2014

The following table provides information on the holdings of our named executive officers of SARs, stock options and service-based LTIP Units as of December 31, 2014.

	Option Awards(1)								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(5)	Market Value of Shares or Units of Stock That Have Not Vested ($)(6)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Arthur M. Coppola	102,610	(1)	—		—	56.63	(1)	3/7/18	25,471	2,124,536	—	—
Edward C. Coppola	72,907	(1)	—		—	56.63	(1)	3/7/18	8,490	708,151	—	—
Thomas E. O'Hern	59,406	(1)	—		—	56.63	(1)	3/7/18	3,538	295,105	—	—
Thomas J. Leanse	39,932	(2)	—		—	59.57		9/1/22	3,538	295,105	—	—
	5,034	(3)	5,034	(4)	—	59.57		9/1/22	—	—	—	—
Robert D. Perlmutter	—		—		—	—		—	2,830	236,050	—	—

(1)
Represents SAR awards that vested on March 15, 2011 and the number and exercise price reflect certain anti-dilutive adjustments made since the date of grant under our 2003 Incentive Plan.

(2)
Represents Mr. Leanse's fully-vested SAR award that was granted on September 1, 2012.

(3)
Represents the 50% portion of Mr. Leanse's stock option award which has vested.

(4)
Represents the unvested portion of Mr. Leanse's stock option award that will vest in three equal installments beginning on September 1, 2015 and ending on September 1, 2017.

(5)
Represents the unvested portion of the service-based LTIP Units that will vest in two equal installments on December 31, 2015 and December 30, 2016.

(6)
Based on a price of $83.41 per unit, which was the closing price on the NYSE of one share of our Common Stock on December 31, 2014. Assumes that the value of LTIP units on a per unit basis is equal to the per share value of our Common Stock.

Option Exercises and Stock Vested—Fiscal 2014

The following table shows information for each of our named executive officers regarding the value of LTIP Units that vested during 2014. No options or SARs were exercised by any of our named executive officers in 2014.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)		Value Realized on Vesting ($)(1)
Arthur M. Coppola	—	—	302,436	(2)	23,688,595
Edward C. Coppola	—	—	131,793	(3)	9,762,780
Thomas E. O'Hern	—	—	60,167	(4)	4,384,293
Thomas J. Leanse	—	—	57,678	(5)	4,234,331
Robert D. Perlmutter	—	—	51,121	(6)	3,687,411

(1)
This number represents (a) the vesting of performance-based LTIP Units and service-based LTIP Units on December 31, 2014 and (b) the grant of fully-vested LTIP Units on March 7, 2014, representing the annual incentive compensation award for 2013 performance. An individual, upon the vesting of an equity award, does not receive cash equal to the amount contained in the Value Realized on Vesting column of this table. Instead, the amounts contained in the Value Realized on Vesting column reflect the market value of our Common Stock on the applicable vesting date. For purposes of this table, it is assumed one LTIP Unit represents the economic equivalent of one share of Common Stock. The LTIP Units do not realize their full economic value until certain conditions are met, as described on pages 38-39 of this Amendment, and such conditions have been met for all service-based LTIP Units and fully-vested LTIP Units and for 67% of the performance-based LTIP Units included in this table.

(2)
This number represents (a) the vesting of 223,311 performance-based LTIP Units and 12,735 service-based LTIP Units and (b) the grant of 66,390 fully-vested LTIP Units, representing the annual incentive compensation award for 2013 performance.

(3)
This number represents (a) the vesting of 74,436 performance-based LTIP Units and 4,245 service-based LTIP Units and (b) the grant of 53,112 fully-vested LTIP Units, representing the annual incentive compensation award for 2013 performance.

(4)
This number represents (a) the vesting of 31,014 performance-based LTIP Units and 1,768 service-based LTIP Units and (b) the grant of 27,385 fully-vested LTIP Units, representing the annual incentive compensation award for 2013 performance.

(5)
This number represents (a) the vesting of 31,014 performance-based LTIP Units and 1,768 service-based LTIP Units and (b) the grant of 24,896 fully-vested LTIP Units, representing the annual incentive compensation award for 2013 performance.

(6)
This number represents (a) the vesting of 24,810 performance-based LTIP Units and 1,415 service-based LTIP Units and (b) the grant of 24,896 fully-vested LTIP Units, representing the annual incentive compensation award for 2013 performance.

Nonqualified Deferred Compensation—Fiscal 2014

Certain of our named executive officers participate or participated in our 2005 Deferred Compensation Plan for Senior Executives, which was amended and restated as our 2013 Deferred Compensation Plan, effective January 1, 2013, referred to as our "Deferred Compensation Plan," which also includes certain amounts deferred prior to 2005 under a predecessor plan. The following table provides information with respect to our named executive officers for the Deferred Compensation Plan for the fiscal year 2014.

Name	Executive Contributions in 2014 ($)(1)	Registrant Contributions in 2014 ($)(2)	Aggregate Earnings in 2014 ($)(3)	Aggregate Withdrawals/ Distributions during 2014 ($)	Aggregate Balance at 12/31/14 ($)(4)
Arthur M. Coppola	—	—	—	—	—
Edward C. Coppola	—	—	51,352	—	422,100
Thomas E. O'Hern	137,500	27,500	134,787	—	1,763,638
Thomas J. Leanse	100,000	25,000	22,239	—	278,704
Robert D. Perlmutter	100,000	25,000	15,350	—	634,855

(1)
The amounts in this column are included in the "Salary" column of the Summary Compensation Table.

(2)
Our Company's contributions to the Deferred Compensation Plan are included in the "All Other Compensation" column of the Summary Compensation Table.

(3)
None of the earnings set forth in this column are considered above-market or preferential as determined under SEC rules, and, therefore, none of such amounts are reflected in the Summary Compensation Table.

(4)
The balances shown represent compensation already reported in the "Summary Compensation Table" in this Amendment and prior-year proxy statements, except for any earnings that were not above-market or preferential as determined under SEC rules.

Description of Our Deferred Compensation Plan

As of December 31, 2014, Messrs. E. Coppola, O'Hern, Leanse and Perlmutter had account balances under our Deferred Compensation Plan. Under the Deferred Compensation Plan, our key executives who satisfy certain eligibility requirements may make annual irrevocable elections to defer a specified portion of their base salary and bonus to be earned during the following calendar year. Deferral of amounts earned in 2014 by participants were limited to 85% of base salary and 85% of bonus. Our Company will credit an amount equal to the compensation deferred by a participant to that participant's deferral account under the Deferred Compensation Plan. In addition, our Company may credit matching amounts to an account established for each participant in an amount equal to a percentage, established by our Company in its sole discretion prior to the beginning of the plan year, of the amount of compensation deferred by each participant under the plan. For 2014, our Company matched 25% of the amount of salary and bonus deferred by a participant up to a limit of 5% of the participant's total salary and bonus.

Account balances under the Deferred Compensation Plan will be credited with income, gains and losses based on the performance of investment funds selected by the participant from a list of funds designated by our Company. The amounts credited to participants' deferred accounts and Company matching accounts are at all times 100% vested. Participants will be eligible to receive distributions of the amounts credited to their accounts, at up to five different times that they may specify, in a lump sum or installments pursuant to elections made under the rules of the Deferred Compensation Plan. Changes to these elections under the plan may be made under limited circumstances. Under the Deferred Compensation Plan, key employees who have elected a payment at termination of employment must generally wait six months after termination, other than as a result of death, to receive a distribution. Our Company is contributing assets to a trust, which assets remain subject to the claims of our Company's general creditors, to provide a source of funds for payment of our Company's obligations under the Deferred Compensation Plan. Employees who are eligible to participate in the Deferred Compensation Plan may also be eligible for life insurance coverage in an amount equal to two times their annual salaries.

Potential Payments Upon Termination or Change of Control

The following section describes potential payments and benefits to our named executive officers under our current compensation and benefit plans and arrangements had a termination of employment or a change of control of our Company occurred on December 31, 2014. In addition, our 2003 Incentive Plan contains provisions regarding the acceleration of vesting and modification of equity awards. The Compensation Committee is authorized to accelerate the vesting of and modify outstanding awards as well as authorize discretionary severance payments to our named executive officers upon termination.

None of our named executive officers have an employment agreement with our Company, except Mr. Leanse. The severance benefits provided in Mr. Leanse's employment agreement are described below. Currently, Messrs. E. Coppola, O'Hern and Leanse each have a management continuity agreement which provides for change of control benefits as described below. The agreements for Messrs. E. Coppola and O'Hern will terminate in December 2015. Mr. Leanse's management continuity agreement has a three-year term that automatically renews each year unless our Company gives notice that the term will not be renewed.

On March 15, 2013, in response to Mr. A. Coppola's offer, our Company and Mr. A. Coppola terminated his management continuity agreement. On August 28, 2013, notice was provided by our Company to Messrs. E. Coppola and O'Hern that their respective management continuity agreements would not be extended and, therefore, will terminate in December 2015. The termination of these agreements was primarily based on the desire of Mr. A. Coppola and the Compensation Committee to eliminate all change of control excise tax gross-ups consistent with good corporate governance practices. Upon termination of Messrs. E. Coppola and O'Hern's management continuity agreements, all excise tax gross-up provisions will be eliminated.

Regardless of the manner in which a named executive officer's employment terminates, he is entitled to receive all accrued, vested or earned but deferred compensation and benefits during his term of employment. The information below sets forth the additional payments and/or benefits to our named executive officers under the specified circumstances.

Payments Made/Benefits Received Upon Termination

With Cause

  •
  If a named executive officer's employment is terminated with cause, he will forfeit all unvested equity awards as of the termination date.

Without Cause

  •
  If a named executive officer's employment is terminated for any reason, other than (i) by death, disability, resignation or retirement of such officer or (ii) by termination with cause,

  (1)
  except as provided below, his equity awards that have not vested as of such termination date will be forfeited,

  (2)
  he will have three months (or such other period in the Compensation Committee's discretion) from the termination date to exercise vested options and SARs, subject to specified limitations,

  (3)
  his unvested performance-based LTIP Units will be eligible to vest based on performance through the executive's termination date (this will also occur if the executive terminates his employment for good reason), and

  (4)
  his unvested service-based LTIP Units will continue to vest in accordance with the vesting schedule (this will also occur if the executive terminates his employment for good reason).

  •
  In addition, if Mr. Leanse's employment is terminated without cause during the term of his employment agreement (January 1, 2013 through December 31, 2015), he will receive a lump sum payment of

    $2,500,000, subject to receipt of a standard employee release and settlement agreement. (This will also occur if Mr. Leanse terminates his employment for good reason.)

Payments Made/Benefits Received Upon Resignation

In the event of the resignation of a named executive officer,

  •
  his equity awards that have not vested as of such termination date will be forfeited, and

  •
  he will have three months (or such other period in the Compensation Committee's discretion) from the termination date to exercise vested options and SARs, subject to specified limitations.

Payments Made/Benefits Received Upon Retirement

In the event of the retirement of a named executive officer,

  •
  under our current retirement policy and except as provided below, all outstanding equity awards will continue to vest in accordance with the vesting schedule originally set forth in his award agreement provided the named executive officer retires at 55 or older, has at least ten years of service with our Company and has not been directly or indirectly employed by a competitor at any time after his retirement,

  •
  if a named executive officer does not meet the requirements for retirement under our current retirement policy and the Compensation Committee does not otherwise provide:

  •
  his equity awards that have not vested as of his retirement date will be forfeited, and

  •
  he will have 12 months from his retirement date to exercise vested options and SARs, subject to specified limitations.

  •
  he will forfeit all unvested performance-based and service-based LTIP Units, unless the Compensation Committee determines in its sole discretion to provide for vesting of some or all such LTIP Units.

Payments Made/Benefits Received Upon Death or Disability

In the event of death or disability of a named executive officer while employed,

  •
  his benefits under our long-term disability plan or payments under our life insurance plan(s), as appropriate, will be distributed,

  •
  his vested stock options or SARs may be exercised for 12 months after the date of his disability or death,

  •
  except as provided below, his unvested equity awards will immediately vest, and

  •
  his unvested performance-based LTIP Units will be eligible to vest based on performance through the executive's date of death or disability.

Payments Made/Benefits Received Upon Change of Control

  Management Continuity Agreements

We currently have management continuity agreements for three of our executive officers. On October 26, 2006, our Company amended and restated management continuity agreements with Messrs. E. Coppola and O'Hern which as noted above will terminate in December 2015. Our Company also entered into a management continuity agreement with Mr. Leanse in connection with his hiring as our Senior Executive Vice President, Chief Legal Officer and Secretary, effective January 1, 2013.

  Messrs. E. Coppola and O'Hern

The management continuity agreements for Messrs. E. Coppola and O'Hern provide that if, within two years following a change of control, the executive officer's employment is terminated (i) by us for no reason or any reason other than for cause or death or disability or (ii) by the executive officer for good reason, such executive officer will be entitled to receive an amount equal to three times the sum of:

  •
  the executive's base salary; and

  •
  the amount of the highest cash and stock/unit portion of the executive's annual incentive bonus awarded for performance for each of the three preceding fiscal years (or, if the annual incentive bonus has not yet been awarded for the immediately preceding fiscal year, the highest amount awarded in the four preceding fiscal years), referred to as the "Bonus Amount."

For this purpose, the Bonus Amount shall also include:

  •
  any supplemental or special cash and/or stock/unit bonus awarded to the executive for the applicable year;

  •
  any cash portion of an incentive bonus which the executive has elected to convert into restricted stock, stock units or service-based LTIP Units under the Restricted Stock/Stock Unit/LTIP Unit Bonus Program or other comparable, optional stock-in-lieu of cash benefit programs; and

  •
  the value of any outstanding performance-based LTIP Units that vest during the applicable year as provided in any LTIP Unit award agreement.

In addition, the executive will receive all accrued obligations, including a pro rata share of the Bonus Amount for the year in which the termination occurs.

Our Company will also generally continue welfare benefits for the executive officer and his family at least equal to, and at the same after-tax cost to the executive officer and/or his family, as those that would have been provided to them in accordance with the plans, programs, practices and policies as in effect immediately prior to the change of control, generally until up to the third anniversary of the termination date (subject to earlier termination if the executive becomes eligible for health coverage under another employer's plans).

Upon a change of control, any shares of restricted stock, stock units or service-based LTIP Units held by the executive that remain unvested shall immediately vest, any unvested stock options or SARs held by the executive shall vest in full and be immediately exercisable and any outstanding performance-based LTIP Units shall vest as provided in the applicable award agreement. See "Discussion of Summary Compensation and Grants of Plan-Based Awards Table—LTIP Unit Awards." Any such stock options or SARs shall remain exercisable for a period at least until the first to occur of (1) the expiration of the full term of the option or SAR and (2) one year after the date on which the change of control occurs.

  •
  "Good reason" means an action taken by our Company resulting in a material negative change in the employment relationship and generally includes the assignment to the executive of any duties materially inconsistent in any respect with the executive's position, authority, duties or responsibilities or any other material diminution in such position, authority, duties or responsibilities, one or more reductions in base salary that, individually or in the aggregate, exceed 10%, a change in his principal office location, material modification of bonus, benefit plans or fringe benefits or material breach of the management continuity agreement or any employment agreement by our Company or its successors or assigns.

  •
  "Change of control" generally requires a corporate transaction involving a 40% or greater change in ownership, certain majority changes in our Board of Directors or with limited exceptions the acquisition of 33% or more of our outstanding shares of Common Stock or voting securities by any person.

  •
  "Cause" generally includes for each executive (1) a failure to perform in a material respect without proper cause his obligations under the management continuity agreement or any written employment agreement,

    (2) a felony conviction or a plea of guilty or nolo contendere to a felony, or (3) an act of fraud, dishonesty or gross misconduct materially injurious to our Company.

In addition, the management continuity agreements for Messrs. E. Coppola and O'Hern (each of which was entered into in 2006 and will terminate in December 2015 as noted above) provide that if any payment by our Company to or for the benefit of the executive (whether pursuant to the terms of the management continuity agreement or otherwise) (a "Payment") would be subject to an excise tax imposed under certain provisions of the Code or any interest or penalties with respect thereto, referred to as the "Excise Tax," then the executive shall be entitled to receive a gross-up payment in an amount so that the executive is in the same after-tax position as if there were no Excise Tax. The executive will not receive this gross-up payment if the parachute value of all such Payments does not exceed 110% of an amount equal to 2.99 times the executive's "base amount" referred to as the "Safe Harbor Amount." In such event, the amounts payable under the management continuity agreement shall be reduced so that the parachute value of all Payments to the executive, in the aggregate, equals the Safe Harbor Amount.

Under the management continuity agreements, each executive has agreed to certain covenants, including confidentiality in perpetuity and non-solicitation of employees for two years after the termination date.

  Mr. Leanse

Mr. Leanse's management continuity agreement provides that if, within two years following a change of control, his employment is terminated (i) by us for no reason or any reason other than for cause or by reason of death or disability or (ii) by Mr. Leanse for good reason, he will generally be entitled to receive an amount equal to three times the sum of:

  •
  his base salary; and

  •
  the amount of the cash and stock/unit portion of his annual incentive bonus awarded for performance for the fiscal year immediately preceding his termination date (including any supplemental or special cash and/or stock bonus awarded to him for the applicable year) or, if the annual incentive bonus has not yet been awarded for that fiscal year, the amount of his annual incentive bonus awarded for performance for the second fiscal year immediately preceding his termination date.

In addition, Mr. Leanse will receive all accrued obligations, including a pro rata share of his bonus amount for the year in which the termination occurs. Mr. Leanse's management continuity agreement generally includes the other provisions described above with respect to Messrs. E. Coppola and O'Hern, except there is no Excise Tax gross-up payment. Instead, if any Payment by our Company would subject Mr. Leanse to an Excise Tax, the Payments under his management continuity agreement shall be reduced if the selected accounting firm determines that he would have a greater net after tax receipt of aggregate Payments if his Payments under his management continuity agreement were so reduced. To the extent Mr. Leanse is entitled to receive severance payments under his management continuity agreement, he shall not be entitled to his severance payments under his employment agreement.

Termination/Change of Control Payments Table

The following table provides the potential payments and benefits to the named executive officers, upon termination of employment or a change of control, assuming such event occurred on December 31, 2014. These numbers do not reflect the actual amounts that may be paid to such persons, which will only be known at the time that they become eligible for payment and will only be payable if the specified event occurs.

  Items Not Reflected in Table

The following items are not reflected in the table set forth below:

  •
  Accrued salary, bonus, personal time and vacation.

  •
  Costs of COBRA or any other mandated governmental assistance program to former employees.

  •
  Welfare benefits, including life insurance, provided to all salaried employees.

  •
  Amounts outstanding under our 401(k) plan or any deferred compensation plan. There are no special or enhanced benefits under these plans for our named executive officers, and all of such participating officers are fully vested in these plans. See "Nonqualified Deferred Compensation" table.

  Change of Control Payments—Code Section 280G valuation

For purposes of the table below, our Company engaged PricewaterhouseCoopers LLP to estimate the Excise Tax gross-up payment to be paid by our Company arising under Code Section 280G in connection with the management continuity agreements of Messrs. E. Coppola and O'Hern. Mr. Leanse's management continuity agreement does not provide for an Excise Tax gross-up payment. Code Section 280G imposes tax penalties for compensation paid by our Company that is contingent upon a change of control and equal to or greater than three times an executive's average annual taxable compensation over the most recent five-year period (such average being referred to as the "base amount"). If tax penalties apply, all such payments above the base amount become subject to a 20% excise tax. Key assumptions of the analysis include:

  •
  Change of control and termination of employment occurs as of December 31, 2014 and the base amount is based on amounts for the five-year period ending 2013; and

  •
  The only applicable payments or benefits are cash severance (3x salary plus Bonus Amount) and a pro rata Bonus Amount based on amount of time employed during 2014 and welfare benefits.

  Other Notes Applicable to the Table

  •
  For the accelerated vesting of the unvested service-based LTIP Units, the table reflects the intrinsic value of such acceleration. The value for each unvested LTIP Unit is $83.41, which represents the closing price of our Common Stock on the NYSE on December 31, 2014.

  •
  For the accelerated vesting of Mr. Leanse's unvested stock options, the table reflects the intrinsic value of such acceleration. The value for each unvested stock option is the amount by which the closing price of our Common Stock on the NYSE on December 31, 2014 ($83.41) exceeded the exercise price of the option ($59.57).

  •
  Life insurance amounts only reflect policies paid for by our Company and in effect on December 31, 2014.

  •
  The table assumes that a "disability" is of a long-term nature, which triggers vesting of unvested equity awards and the accelerated vesting determination of any unvested performance-based LTIP Units.

  •
  Messrs. A. Coppola and E. Coppola also have death benefit coverage under a split-dollar life insurance policy. No premiums have been paid by our Company under this policy since July 30, 2002. At the time of their death, the total premiums our Company previously paid for the policies will be recovered and the remaining death benefits will be paid to their designated beneficiaries.

  •
  As previously described, the "Change of control/Termination" benefits shown in the table below for Messrs. E. Coppola and O'Hern would be paid under management continuity agreements that will terminate in December 2015.

  •
  The "Termination without cause" and "Change of control/Termination" rows include a termination by our Company without cause and a termination for good reason by the NEO.

 Termination/Change of Control Payments

	Cash Severance ($)	Miscellaneous Benefits ($)		Service-Based Awards ($)		Life Insurance Proceeds ($)	280G Tax Gross-Up ($)	Total ($)
Arthur M. Coppola
Termination with cause	—	—		—		—	—	—
Termination without cause	—	—		2,124,536	(2)	—	—	2,124,536
Resignation	—	—		—		—	—	—
Retirement	—	—		—		—	—	—
Death	—	—		2,124,536	(3)	2,000,000	—	4,124,536
Disability	—		(1)	2,124,536	(3)	—	—	2,124,536
Change of control	—	—		2,124,536	(3)	—	—	2,124,536
Change of control/Termination	—	—		2,124,536	(3)	—	—	2,124,536
Edward C. Coppola
Termination with cause	—	—		—		—	—	—
Termination without cause	—	—		708,151	(2)	—	—	708,151
Resignation	—	—		—		—	—	—
Retirement	—	—		—		—	—	—
Death	—	—		708,151	(3)	1,600,000	—	2,308,151
Disability	—		(1)	708,151	(3)	—	—	708,151
Change of control	—	—		708,151	(3)	—	—	708,151
Change of control/Termination	40,802,240	90,042	(4)	708,151	(3)	—	19,324,899	60,925,332
Thomas E. O'Hern
Termination with cause	—	—		—		—	—	—
Termination without cause	—	—		295,105	(2)	—	—	295,105
Resignation	—	—		—		—	—	—
Retirement	—	—		—		—	—	—
Death	—	—		295,105	(3)	1,100,000	—	1,395,105
Disability	—		(1)	295,105	(3)	—	—	295,105
Change of control	—	—		295,105	(3)	—	—	295,105
Change of control/Termination	19,523,939	87,583	(4)	295,105	(3)	—	11,714,312	31,620,939
Thomas J. Leanse
Termination with cause	—	—		—		—	—	—
Termination without cause	2,500,000	—		295,105	(2)	—	—	2,795,105
Resignation	—	—		—		—	—	—
Retirement	—	—		—		—	—	—
Death	—	—		415,116	(5)	1,000,000	—	1,415,116
Disability	—		(1)	415,116	(5)	—	—	415,116
Change of control	—	—		415,116	(5)	—	—	415,116
Change of control/Termination	7,500,000	25,710	(4)	415,116	(5)	—	—	7,940,826
Robert D. Perlmutter
Termination with cause	—	—		—		—	—	—
Termination without cause	—	—		236,050	(2)	—	—	236,050
Resignation	—	—		—		—	—	—
Retirement	—	—		—		—	—	—
Death	—	—		236,050	(3)	1,000,000	—	1,236,050
Disability	—		(1)	236,050	(3)	—	—	236,050
Change of control	—	—		236,050	(3)	—	—	236,050
Change of control/Termination	—	—		236,050	(3)	—	—	236,050

(1)
Upon disability, the executive officer will generally receive up to $25,000 monthly until his return to employment.

(2)
Amount reflects the vesting of service-based LTIP Units. The executive officer's unvested service-based LTIP Units will continue to vest in accordance with the vesting schedule upon a termination without cause or if the executive officer terminates his employment for good reason.

(3)
Amount represents the vesting of service-based LTIP Units.

(4)
Amount represents the estimated value of continuing welfare benefits for 36 months after December 31, 2014.

(5)
Amount represents the vesting of service-based LTIP Units and stock options.

Compensation Committee Interlocks and Insider Participation

Messrs. Abbey, Moore, Ross, and Soboroff and Mses. Laing and Stephen each served as a member of the Compensation Committee during 2014. No member of the Compensation Committee is a past or present officer or employee of our Company or had any relationship with us requiring disclosure under SEC rules requiring disclosure of certain transactions with related persons. In addition, none of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officer of which served as a director or member of the Compensation Committee during 2014.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

Our Company currently maintains two equity compensation plans for the granting of equity awards to directors, officers and employees: our 2003 Incentive Plan and our Director Phantom Stock Plan. Our Company also maintains our Employee Stock Purchase Plan ("ESPP"). Except as described in footnote 4 to the table, each of these plans has been approved by our Company's stockholders.

The following table sets forth, for each of our Company's equity compensation plans, the number of shares of Common Stock subject to outstanding awards, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of December 31, 2014.

Plan category	Number of shares of Common Stock to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of shares of Common Stock remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by stockholders	3,177,542	(2)	$56.70	4,142,990	(3)
Equity compensation plans not approved by stockholders(4)	37,053		—	212,947	(5)

Total	3,214,595		$56.70	4,355,937

(1)
These weighted-average exercise prices do not reflect the shares that will be issued upon the payment of outstanding stock units, OP Units or LTIP Units.

(2)
Of these shares, 10,068, 772,639, 144,374 and 9,189 were subject to options, SARs, stock units and restricted stock, respectively, then outstanding under our 2003 Incentive Plan, 2,050,575 may be issued upon redemption of LTIP Units or OP Units under our 2003 Incentive Plan, and 190,697 were subject to stock units then credited under our Director Phantom Stock Plan. This number of shares is presented before giving effect to the shares that will be purchased under our ESPP for the purchase period ending May 31, 2015.

(3)
Of these shares, 3,602,672 were available for options, SARs, restricted stock, stock units, stock bonuses, performance-based awards, dividend equivalent rights and OP Units or other units convertible into or exchangeable for Common Stock under our 2003 Incentive Plan and 540,318 were available for issuance under our ESPP.

(4)
In February 2010, our Board of Directors approved an amendment to our Director Phantom Stock Plan to increase the number of shares of Common Stock that may be issued pursuant to the plan. In accordance with applicable NYSE listing rules, this share increase was not required to be approved by our stockholders because the shares of Common Stock issued under the plan are issued solely in payment of deferred compensation in accordance with the terms of the plan.

(5)
These shares were available for the issuance of stock units under our Director Phantom Stock Plan. See "Compensation of Non-Employee Directors" on pages 12-13 of this Amendment for a description of our Director Phantom Stock Plan.

Director Stock Ownership

The following table sets forth certain stock ownership information with respect to each of our directors based on information furnished by each director. The following information is as of March 20, 2015.

Name	Director Class (Term Expires)	Amount and Nature of Beneficial Ownership of Common Stock and OP Units(1)	Percent of Common Stock(2)	Amount and Nature of Beneficial Ownership of OP Units(1)(3)		Percent of Common Stock(2)
Douglas D. Abbey	Class I (2015)	6,636(4)(5)	*	—		*
Dana K. Anderson	Class I (2015)	1,452,625(6)	*	1,334,214	(7)	*
Arthur M. Coppola(8)	Class II (2016)	2,626,629(9)(10)	1.63%	2,327,478	(11)	1.45%
Edward C. Coppola(8)	Class III (2017)	1,844,897(12)(13)	1.15%	1,464,280	(14)	*
Fred S. Hubbell	Class II (2016)	81,177(15)(16)	*	—		*
Diana M. Laing	Class III (2017)	12,479(17)	*	—		*
Stanley A. Moore	Class I (2015)	58,589(18)	*	—		*
Mason G. Ross	Class II (2016)	8,317(19)	*	—		*
Dr. William P. Sexton	Class I (2015)	2,642(20)	*	—		*
Steven L. Soboroff	Class III (2017)	2,022(21)(22)	*	—		*
Andrea M. Stephen	Class II (2016)	5,692(23)	*	—		*
John M. Sullivan	Class III (2017)	—	—	—		—

*
The percentage of shares beneficially owned by this director does not exceed one percent of our outstanding shares of Common Stock.

(1)
Except as provided under applicable state marital property laws or as otherwise noted, each individual in the table above has sole voting and investment power over the shares of Common Stock and/or OP Units (as defined in Note 3 below) listed.

(2)
Assumes that all OP Units and LTIP Units (as defined in Note 3) held by the person are redeemed for shares of Common Stock (assuming, in the case of any LTIP Units, they have first been converted into OP Units) and that none of our OP Units or LTIP Units held by other persons are redeemed for or converted into shares of Common Stock.

(3)
Our Company is the sole general partner of, and owns an aggregate of approximately 94% of the ownership interests referred to as "OP Units" in, our Operating Partnership. Our Operating Partnership holds directly or indirectly substantially all of our interests in our regional shopping centers and our community/power shopping centers (the "Centers"). Our Company conducts all of its business through our Operating Partnership, the property partnerships, corporations and limited liability companies that own title to our Centers and various management companies. In connection with our formation as well as subsequent acquisitions of certain Centers, OP Units were issued to certain persons in connection with the transfer of their interests in such Centers. The OP Units are redeemable at the election of the holder and our Company may redeem them for cash or shares of Common Stock on a one-for-one basis (subject to anti-dilution provisions), at our election.

Our Long-Term Incentive Plan or "LTIP" allows for the issuance of limited partnership units in the form of a class of units of our Operating Partnership referred to as "LTIP Units," as more fully described on pages 38-39 of this Amendment. LTIP Units may be performance-based, service-based, or fully-vested. Upon the occurrence of specified events, any vested LTIP Units can over time achieve full parity with the common OP Units of our Operating Partnership at which time LTIP Units are convertible, subject to the satisfaction of applicable vesting conditions, on a one-for-one basis into common OP Units.

(4)
Includes 2,000 shares of Common Stock held in a charitable remainder unitrust of which Mr. Abbey and his wife are trustees. Also includes 403 shares of non-transferrable restricted stock granted to Mr. Abbey under our 2003 Incentive Plan that will vest after May 19, 2015.

(5)
In addition to the securities disclosed in the above table, Mr. Abbey has 1,888 vested stock units and 1,268 stock units that will vest after May 19, 2015 under our 2003 Incentive Plan and 9,234 phantom stock units credited under the terms of our Eligible Directors' Deferred Compensation/Phantom Stock Plan referred to as our "Director Phantom Stock Plan," the vesting and terms of which are described under "Compensation of Non-Employee Directors" below. Stock units, including the stock units issued under our Director Phantom Stock Plan, are payable solely in shares of Common Stock, do not represent outstanding shares, do not have voting rights and are non-transferrable.

(6)
All shares of Common Stock are held in trust by Mr. Anderson as trustee of the family trust for the benefit of Mr. Anderson and his wife.

(7)
All OP Units are held in trust by Mr. Anderson as trustee of the family trust for the benefit of Mr. Anderson and his wife.

(8)
Arthur Coppola and Edward Coppola are brothers.

(9)
Includes 488 shares held by Mr. A. Coppola as custodian for his minor child and 1,764,055 OP Units that are held by family limited liability companies of which Mr. A. Coppola is the sole manager.

(10)
Includes 102,610 stock appreciation rights or "SARs" granted under our 2003 Incentive Plan that vested on March 15, 2011 and are currently exercisable, 34,594 vested LTIP Units, 74,437 vested performance-based LTIP Units and 52,446 service-based LTIP Units that will vest after May 19, 2015. SARs are payable solely in shares of Common Stock, do not represent outstanding shares, do not have voting rights and are non-transferrable. Also includes 196,053 shares of Common Stock which are pledged as collateral for a line of credit. Excluding his pledged shares, Mr. A. Coppola beneficially owns Macerich securities (including OP Units and certain LTIP Units) representing approximately 217 times his salary, which is in excess of the number of shares of Common Stock he is required to own pursuant to our Stock Ownership Policies described on page 31 of this Amendment. See also "Compensation Discussion and Analysis—Executive Summary—Specific Compensation and Corporate Governance Features—Anti-Pledging Policy" on page 23 of this Amendment. In addition to the securities disclosed in the above table, Mr. A. Coppola has 101,702 unvested performance-based LTIP Units.

(11)
Includes 1,764,055 OP Units that are held by family limited liability companies of which Mr. A. Coppola is the sole manager, 34,594 vested LTIP Units, 74,437 vested performance-based LTIP Units and 52,446 service-based LTIP Units that will vest after May 19, 2015. In addition to the securities disclosed in the above table, Mr. A. Coppola has 101,702 unvested performance-based LTIP Units.

(12)
Includes 4,714 shares of Common Stock held for Mr. E. Coppola under our 401(k)/Profit Sharing Plan. Also includes 39,969 shares held by a family limited partnership of which Mr. E. Coppola has sole beneficial ownership, 155,952 OP Units held in a family trust where Mr. E. Coppola has shared beneficial ownership and 5,053 shares held by Mr. E. Coppola as custodian for his children. All of the shares held by the family partnership are pledged as collateral for a line of credit.

(13)
Includes 72,907 SARs granted under our 2003 Incentive Plan that vested on March 15, 2011 and are currently exercisable, 27,675 vested LTIP Units, 24,812 vested performance-based LTIP Units and 17,481 service-based LTIP Units that will vest after May 19, 2015. Also includes 257,748 shares of Common Stock which are pledged as collateral for a line of credit. Excluding his pledged shares, Mr. E. Coppola beneficially owns Macerich securities (including OP Units and certain LTIP Units) representing approximately 173 times his salary, which is in excess of the number of shares of Common Stock he is required to own pursuant to our Stock Ownership Policies described on page 31 of this Amendment. See also "Compensation Discussion and Analysis—Executive Summary—Specific Compensation and Corporate Governance Features—Anti-Pledging Policy" on page 23 of this Amendment. In addition to the securities disclosed in the above table, Mr. E. Coppola has 33,900 unvested performance-based LTIP Units.

(14)
Includes 155,952 OP Units held in a family trust where Mr. E. Coppola has shared beneficial ownership, 27,675 vested LTIP Units, 24,812 vested performance-based LTIP Units and 17,481 service-based LTIP Units that will vest after May 19, 2015. In addition to the securities disclosed in the above table, Mr. E. Coppola has 33,900 unvested performance-based LTIP Units.

(15)
Includes 970 shares held in trust by Mr. Hubbell as trustee and 10,511 shares held in trust for the benefit of Mr. Hubbell and his descendants. Also includes 17,344 shares held by a foundation of which Mr. Hubbell and his wife are trustees.

(16)
Includes 403 shares of non-transferrable restricted stock granted to Mr. Hubbell under our 2003 Incentive Plan that will vest after May 19, 2015. In addition to the securities disclosed in the above table, Mr. Hubbell has 1,888 vested stock units and 1,268 stock units that will vest after May 19, 2015 under our 2003 Incentive Plan and 58,341 phantom stock units credited under the terms of our Director Phantom Stock Plan.

(17)
Includes 403 shares of non-transferrable restricted stock granted to Ms. Laing under our 2003 Incentive Plan that will vest after May 19, 2015. In addition to the securities disclosed in the above table, Ms. Laing has 1,888 vested stock units and 1,268 stock units that will vest after May 19, 2015 under our 2003 Incentive Plan and 26,335 phantom stock units credited under the terms of our Director Phantom Stock Plan.

(18)
Includes 403 shares of non-transferrable restricted stock granted to Mr. Moore under our 2003 Incentive Plan that will vest after May 19, 2015. In addition to the securities disclosed in the above table, Mr. Moore has 1,888 vested stock units and 1,268 stock units that will vest after May 19, 2015 under our 2003 Incentive Plan and 60,197 phantom stock units credited under the terms of our Director Phantom Stock Plan.

(19)
Includes 403 shares of non-transferrable restricted stock granted to Mr. Ross under our 2003 Incentive Plan that will vest after May 19, 2015. In addition to the securities disclosed in the above table, Mr. Ross has 945 vested stock units and 1,268 stock units that will vest after May 19, 2015 under our 2003 Incentive Plan and 7,814 phantom stock units credited under the terms of our Director Phantom Stock Plan.

(20)
Includes 403 shares of non-transferrable restricted stock granted to Dr. Sexton under our 2003 Incentive Plan that will vest after May 19, 2015. In addition to the securities disclosed in the above table, Dr. Sexton has 1,888 vested stock units and 1,268 stock units that will vest after May 19, 2015 under our 2003 Incentive Plan and 57,656 phantom stock units credited under the terms of our Director Phantom Stock Plan.

(21)
Includes 2,000 shares of Common Stock held in a family trust of which Mr. Soboroff is the trustee.

(22)
In addition to the securities disclosed in the above table, Mr. Soboroff has 2,388 vested stock units and 1,268 stock units that will vest after May 19, 2015 under our 2003 Incentive Plan.

(23)
Includes 570 shares of non-transferable restricted stock granted to Ms. Stephen under our 2003 Incentive Plan that will vest after May 19, 2015. In addition to the securities disclosed in the above table, Ms. Stephen has 1,268 stock units that will vest after May 19, 2015 under our 2003 Incentive Plan and 4,365 phantom stock units credited under the terms of our Director Phantom Stock Plan.

Executive Officer Stock Ownership

The following table sets forth, as of March 20, 2015, the number of shares of our Common Stock and OP Units beneficially owned by each of the executive officers named in the Summary Compensation Table on page 33 of this Amendment, whom we refer to as our "named executive officers."

Name	Amount and Nature of Beneficial Ownership of Common Stock and OP Units(1)	Percent of Common Stock(2)	Amount and Nature of Beneficial Ownership of OP Units(1)	Percent of Common Stock(2)
Arthur M. Coppola	2,626,629(3)(4)	1.63%	2,327,478(5)	1.45%
Edward C. Coppola	1,844,897(6)(7)	1.15%	1,464,280(8)	*
Thomas E. O'Hern	231,885(9)	*	167,880(10)	*
Thomas J. Leanse	108,499(11)	*	102,958(12)	*
Robert D. Perlmutter	102,502(13)	*	100,112(13)	*

*
The percentage of shares beneficially owned by this executive officer does not exceed one percent of our outstanding shares of Common Stock.

(1)
Except as provided under applicable state marital property laws or as otherwise noted, each individual in the table above has sole voting and investment power over the shares of Common Stock and/or OP Units listed.

(2)
Assumes that all OP Units and LTIP Units held by the person are redeemed for shares of Common Stock (assuming, in the case of any LTIP Units, they have first been converted into OP Units) and that none of our OP Units or LTIP Units held by other persons are redeemed for or converted into shares of Common Stock.

(3)
Includes 488 shares held by Mr. A. Coppola as custodian for his minor child and 1,764,055 OP Units that are held by family limited liability companies of which Mr. A. Coppola is the sole manager.

(4)
Includes 102,610 SARs granted under our 2003 Incentive Plan that vested on March 15, 2011 and are currently exercisable, 34,594 vested LTIP Units, 74,437 vested performance-based LTIP Units and 52,446 service-based LTIP Units that will vest after May 19, 2015. Also includes 196,053 shares of Common Stock which are pledged as collateral for a line of credit. Excluding his pledged shares, Mr. A. Coppola beneficially owns Macerich securities (including OP Units and certain LTIP Units) representing approximately 217 times his salary, which is in excess of the number of shares of Common Stock he is required to own pursuant to our Stock Ownership Policies described on page 31 of this Amendment. See also "Compensation Discussion and Analysis—Executive Summary—Specific Compensation and Corporate Governance Features—Anti-Pledging Policy" on page 23 of this Amendment. In addition to the securities disclosed in the above table, Mr. A. Coppola has 101,702 unvested performance-based LTIP Units.

(5)
Includes 1,764,055 OP Units that are held by family limited liability companies of which Mr. A. Coppola is the sole manager, 34,594 vested LTIP Units, 74,437 vested performance-based LTIP Units and 52,446 service-based LTIP Units that will vest after May 19, 2015. In addition to the securities disclosed in the above table, Mr. A. Coppola has 101,702 unvested performance-based LTIP Units.

(6)
Includes 4,714 shares of Common Stock held for Mr. E. Coppola under our 401(k)/Profit Sharing Plan. Also includes 39,969 shares held by a family limited partnership of which Mr. E. Coppola has sole beneficial ownership, 155,952 OP Units held in a family trust where Mr. E. Coppola has shared beneficial ownership and 5,053 shares held by Mr. E. Coppola as custodian for his children. All of the shares held by the family partnership are pledged as collateral for a line of credit.

(7)
Includes 72,907 SARs granted under our 2003 Incentive Plan that vested on March 15, 2011 and are currently exercisable, 27,675 vested LTIP Units, 24,812 vested performance-based LTIP Units and 17,481 service-based LTIP Units that will vest after May 19, 2015. Also includes 257,748 shares of Common Stock which are pledged as collateral for a line of credit. Excluding his pledged shares, Mr. E. Coppola beneficially owns

  Macerich securities (including OP Units and certain LTIP Units) representing approximately 173 times his salary, which is in excess of the number of shares of Common Stock he is required to own pursuant to our Stock Ownership Policies described on page 31 of this Amendment. See also "Compensation Discussion and Analysis—Executive Summary—Specific Compensation and Corporate Governance Features—Anti-Pledging Policy" on page 23 of this Amendment. In addition to the securities disclosed in the above table, Mr. E. Coppola has 33,900 unvested performance-based LTIP Units.

(8)
Includes 155,952 OP Units held in a family trust where Mr. E. Coppola has shared beneficial ownership, 27,675 vested LTIP Units, 24,812 vested performance-based LTIP Units and 17,481 service-based LTIP Units that will vest after May 19, 2015. In addition to the securities disclosed in the above table, Mr. E. Coppola has 33,900 unvested performance-based LTIP Units.

(9)
Includes 4,063 shares of Common Stock held for Mr. O'Hern under our 401(k)/Profit Sharing Plan and 135,268 OP Units. Also includes 4,147 shares held by Mr. O'Hern as custodian for his children, 1,378 shares Mr. O'Hern holds jointly with his son, 14,990 vested LTIP Units, 10,338 vested performance-based LTIP Units and 7,284 service-based LTIP Units that will vest after May 19, 2015. In addition to the securities disclosed in the above table, Mr. O'Hern has 14,124 unvested performance-based LTIP Units.

(10)
Includes 135,268 OP Units, 14,990 vested LTIP Units, 10,338 vested performance-based LTIP Units and 7,284 service-based LTIP Units that will vest after May 19, 2015. In addition to the securities disclosed in the above table, Mr. O'Hern has 14,124 unvested performance-based LTIP Units.

(11)
Includes 71,499 OP Units. Also, includes 5,034 shares subject to options granted to Mr. Leanse under our 2003 Incentive Plan that are currently exercisable or become exercisable on or before May 19, 2015, 13,837 vested LTIP Units, 10,338 vested performance-based LTIP Units and 7,284 service-based LTIP Units that will vest after May 19, 2015. In addition to the securities disclosed in the above table, Mr. Leanse has 5,034 shares subject to options that become exercisable after May 19, 2015 and 14,124 unvested performance-based LTIP Units.

(12)
Includes 71,499 OP Units, 13,837 vested LTIP Units, 10,338 vested performance-based LTIP Units and 7,284 service-based LTIP Units that will vest after May 19, 2015. In addition to the securities disclosed in the above table, Mr. Leanse has 14,124 unvested performance-based LTIP Units.

(13)
Includes 72,178 OP Units held in trust by Mr. Perlmutter as trustee, 13,837 vested LTIP Units, 8,270 vested performance-based LTIP Units and 5,827 service-based LTIP Units that will vest after May 19, 2015. In addition to the securities disclosed in the above table, Mr. Perlmutter has 11,300 unvested performance-based LTIP Units.

PRINCIPAL STOCKHOLDERS

The following table sets forth information as of March 20, 2015 with respect to the only persons known by our Company to own beneficially more than 5% of our outstanding shares of Common Stock, based solely upon Schedule 13G and Schedule 13D reports filed with the SEC, and the number of shares of Common Stock and OP units beneficially owned by our directors and executive officers as a group. Each of the persons listed below, which has reported that it may be considered a beneficial owner of more than 5% of our outstanding shares of Common Stock, has certified in a Schedule 13G filed with the SEC that, to the best of its knowledge and belief, the shares were acquired in the ordinary course of business and were not acquired for the purpose of and do not have the effect of changing or influencing the control of our Company and were not acquired in connection with or as a participant in any transaction having such purpose or effect. The number of shares of Common Stock and OP Units beneficially owned by each director is set forth in "Director Stock Ownership" and the number of shares of Common Stock and OP Units beneficially owned by each named executive officer is set forth in "Executive Officer Stock Ownership."

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
The Vanguard Group, Inc.(1) 100 Vanguard Boulevard Malvern, Pennsylvania 19355	21,448,211	13.55%
Ontario Teachers' Pension Plan Board(2) 5650 Yonge Street, 3rd Floor Toronto, Ontario M2M 4H5, Canada	17,168,527	10.85%
BlackRock, Inc.(3) 55 East 52nd Street New York, New York 10022	13,211,177	8.35%
Cohen & Steers, Inc.(4) 280 Park Avenue, 10th Floor New York, New York 10017	10,210,686	6.45%
All directors and executive officers as a group (17 persons)(5)	6,720,645	4.10%

(1)
The Schedule 13G/A indicates that the reporting entity is a registered investment advisor and has sole voting power with respect to 458,876 shares, shared voting power with respect to 118,033 shares, sole dispositive power with respect to 21,086,144 shares and shared dispositive power with respect to 362,067 shares. The Schedule 13G/A indicates that Vanguard Fiduciary Trust Company is the beneficial owner of 191,629 shares as the result of serving as investment manager of collective trust accounts and Vanguard Investments Australia, Ltd. is the beneficial owner of 437,685 shares as a result of serving as investment manager of Australian investment offerings, and each entity is a wholly-owned subsidiary of the reporting entity. In addition, the number of shares reported as beneficially owned by The Vanguard Group, Inc. includes the 10,445,241 shares separately reported as beneficially owned by Vanguard Specialized Funds—Vanguard REIT Index Fund on a Schedule 13G/A.

(2)
The Schedule 13D indicates that the reporting entity is a pension plan and has sole voting power with respect to 27,682 shares, shared voting power with respect to 17,140,845 shares, sole dispositive power with respect to 27,682 shares and shared dispositive power with respect to 17,140,845 shares. The Schedule 13D indicates that 1700480 Ontario Inc., a wholly-owned subsidiary of the reporting entity, is the beneficial owner of 17,140,845 shares. The address for 1700480 Ontario Inc. is 20 Queen Street West, 5th Floor, Toronto, Ontario M5H 3R4, Canada.

(3)
The Schedule 13G/A indicates that the reporting entity is a parent holding company and has sole voting power with respect to 12,002,140 shares and sole dispositive power with respect to 13,211,177 shares, reporting on behalf of the following subsidiaries: BlackRock Advisors, LLC, BlackRock Financial Management, Inc., BlackRock Investment Management, LLC, BlackRock Investment Management (Australia) Limited,

  BlackRock (Luxembourg) S.A., BlackRock (Netherlands) B.V., BlackRock Fund Managers Ltd., BlackRock Life Limited, BlackRock Asset Management Canada Limited, BlackRock Asset Management Deutschland AG, BlackRock Asset Management Ireland Limited, BlackRock Advisors (UK) Limited, BlackRock Fund Advisors, BlackRock Asset Management North Asia Limited, BlackRock International Limited, BlackRock Institutional Trust Company, N.A., BlackRock Japan Co. Ltd. and BlackRock Investment Management (UK) Ltd.

(4)
The Schedule 13G indicates that the reporting entity, Cohen & Steers, Inc., is a parent holding company and a registered investment advisor filing on behalf of the following subsidiaries which are also registered investment advisors: Cohen & Steers Capital Management, Inc., which is reported as the beneficial owner of 10,128,292 shares with sole voting power with respect to 4,855,525 shares and sole dispositive power with respect to 10,128,292 shares, and Cohen & Steers UK Ltd., which is reported as the beneficial owner of 82,394 shares with sole voting power with respect to 41,168 shares and sole dispositive power with respect to 82,394 shares. Cohen & Steers, Inc. is reported as having sole voting power with respect to 4,896,693 shares and sole dispositive power with respect to 10,210,686 shares. The address for Cohen & Steers, Inc. and Cohen & Steers Capital Management, Inc. is 280 Park Avenue, 10th Floor, New York, New York 10017 and the address for Cohen & Steers UK Ltd. is 21 Sackville Street, 4th Floor, London, United Kingdom W1S 3DN.

(5)
Includes options to purchase shares and SARs under our 2003 Incentive Plan which are currently exercisable or become exercisable before May 19, 2015, restricted stock granted under our 2003 Incentive Plan and certain LTIP Units. In addition, 493,770 shares of Common Stock are pledged as collateral for certain lines of credit for two executive officers. The aggregate pledged shares of these two executives represents 0.31% of our outstanding Common Stock as of March 20, 2015. See "Compensation Discussion and Analysis—Executive Summary—Specific Compensation and Corporate Governance Features—Anti-Pledging Policy" on page 23 of this Amendment. See also the Notes to the tables on pages 51-53 and pages 54-55 of this Amendment.

Item 13.   Certain Relationships and Related Party Transactions, and Director Independence

Related Party Transaction Policies and Procedures

The Audit Committee administers our written Related Party Transaction Policies and Procedures. These policies are designed to assist with the proper identification, review and disclosure of related party transactions and apply generally to any transaction, arrangement or relationship, or series of similar transactions, arrangements or relationships, in which our Company or an affiliate is a participant, the amount involved exceeds $120,000 and a related party has a direct or indirect material interest. A related party generally includes any person who is, or was in the last fiscal year, a director, director nominee, executive officer, stockholder of more than 5% of our Common Stock, an immediate family member of any of the foregoing, or an entity in which one of the foregoing serves as an executive officer, general partner, principal or has a 10% or greater beneficial interest to the extent such information is provided to our Company or is otherwise publicly available. Under the policies and procedures, transactions that fall within this definition will be reported to our Chief Legal Officer or Chief Financial Officer and referred to the Audit Committee for approval, ratification or other action. In determining whether to approve or ratify a transaction, the Audit Committee will consider all of the relevant facts and circumstances, including the related party's interest, the amount involved in the transaction, and whether the transaction has terms no less favorable than those generally available from an unrelated third party. The Audit Committee will approve or ratify such transaction if it determines, in good faith, that under all of the circumstances the transaction is fair to our Company. In addition, any related party transaction previously approved by the Audit Committee or otherwise already existing that is ongoing in nature will be reviewed by the Audit Committee annually to ensure that such transaction has been conducted in accordance with the previous approval granted by the Audit Committee, if any, and remains appropriate.

Certain Transactions

The following provides a description of certain relationships and related transactions between our executive officers or members of their immediate families and our Company or our subsidiaries and affiliates. All of these relationships and related transactions were approved or ratified by the Audit Committee in accordance with our Related Party Transaction Policies and Procedures.

Macerich Management Company employs Mr. A. Coppola's son-in-law, Mr. Anderson's son and Mr. Brant's son as a Vice President of Development Leasing, a Vice President of Leasing and a Leasing Manager, respectively. None of these individuals are considered an officer under Section 16 of the Exchange Act. The total compensation and benefits paid to each of Mr. A. Coppola's son-in-law, Mr. Anderson's son and Mr. Brant's son for 2014 did not exceed $440,000.

Director Independence

  •
  Eight of our twelve directors are independent under the rules of the NYSE.

  •
  All of the members of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are independent.

For a director to be considered independent, our Board must determine that the director does not have any material relationship with our Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with our Company). Our Board has established Director Independence Standards to assist it in determining director independence. The Director Independence Standards establish exclusionary standards that conform to the independence requirements of the rules of the NYSE and categorical standards that identify permissible immaterial relationships between our directors and our Company. These Director Independence Standards are included in our Guidelines on Corporate Governance which are available at www.macerich.com under "Investing—Corporate Governance." Our Board has determined that the following eight current non-employee directors do not have any material relationship with our Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with our Company) and each is an independent director under our Director Independence Standards: Messrs. Abbey, Hubbell, Moore, Ross and Soboroff, Mses. Laing and Stephen and Dr. Sexton. Messrs. A. Coppola, Anderson, E. Coppola and Sullivan are not independent directors under our Director Independence Standards.

Item 14.   Principal Accountant Fees and Services

Principal Accountant Fees and Services

For the years ended December 31, 2014 and 2013, our Company was billed by KPMG LLP for services in the following categories:

Audit Fees.    Fees for audit services totaled $3,617,000 in 2014 and $3,394,000 in 2013, including fees associated with the annual audit of our Company and its subsidiaries and affiliates, audit of internal control over financial reporting, the performance of interim reviews of our quarterly unaudited financial information and review of our registration statement and offering documents. For 2014, fees for audit services included $325,000 of fees related to the acquisition of interests in five of our top super regional centers held by Ontario Teachers' Pension Plan Board.

Audit-Related Fees.    No fees for audit-related services were paid to KPMG LLP in 2014 or 2013.

Tax Fees.    No fees for tax services were paid to KPMG LLP in 2014 or 2013.

All Other Fees.    There were no fees paid for any other services not described above in 2014 or 2013.

Our Company has been advised by KPMG LLP that neither the firm, nor any member of the firm, has any financial interest, direct or indirect, in any capacity in our Company or its subsidiaries.

Audit Committee Pre-Approval Policy

Consistent with the SEC rules regarding independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. The Audit Committee approves a list of services and related fees expected to be rendered during any fiscal-year period within each of four categories of service:

  Audit Services include audit work performed on the financial statements, including audit of the effectiveness of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as well as work that generally only our independent registered public accounting firm can reasonably be expected to provide, including work associated with registration statements under the Securities Act of 1933, as amended, periodic reports and other SEC documents, statutory or other financial audit work for subsidiaries and consultations surrounding the proper application of financial accounting and/or reporting standards.

  Audit-Related Services include assurance and related services that are reasonably related to performance of an audit or traditionally performed by our independent registered public accounting firm, including due diligence or agreed-upon procedures related to mergers, acquisitions, dispositions or refinancings, special procedures required to meet certain financial, accounting or regulatory requirements and accounting, regulatory or disclosure consultations.

  Tax Services include tax return preparation, tax planning and related tax services, tax advice, tax compliance, tax reporting, year-end estimated taxable income and distribution projections and tax due diligence for REIT compliance and other tax issues.

  Other Services include those permissible non-audit services that do not fall within the above categories and are routine and recurring services that would not impair the independence of our accountants.

The Audit Committee pre-approves our independent registered public accounting firm's services within each category. In 2014, the Audit Committee pre-approved the retention of KPMG LLP to perform various audit and audit-related services for our Company as described above. For each proposed service, our independent registered public accounting firm is generally required to provide documentation at the time of approval to permit the Audit Committee to make a determination whether the provision of such services would impair our independent registered public accounting firm's independence. The fees are budgeted and the Audit Committee requires our independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval categories. In those instances, the Audit Committee requires specific pre-approval before engaging our independent registered public accounting firm. The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

  (a)
  The following documents are filed as part of this report:

3.
Exhibits:

The exhibits listed on the Exhibit Index of the Original Filing and the exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference in, this report.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MACERICH COMPANY
	By:	THOMAS E. O'HERN
April 30, 2015	/s/ THOMAS E. O'HERN Senior Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

The following exhibits are included in this Amendment (and are numbered in accordance with Item 601 of Regulations S-K). Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

Exhibit Number	Description
31.3*	Section 302 Certification of Arthur M. Coppola, Chief Executive Officer.
31.4*	Section 302 Certification of Thomas E. O'Hern, Chief Financial Officer.
99.1*	Funds From Operations and Adjusted Funds From Operations
99.2*	Peer REITs

*
Filed herewith.