Form 10-Q
period 2015-03-31
MACERICH CO
filed 2015-05-07
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
YES ☐       NO ☒
Number of shares outstanding as of May 6, 2015 of the registrant's common stock, par value $0.01 per share: 158,262,276 shares

THE MACERICH COMPANY
FORM 10-Q

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS:
Property, net	$11,110,841	$11,067,890
Cash and cash equivalents	118,161	84,907
Restricted cash	15,224	13,530
Tenant and other receivables, net	113,505	132,026
Deferred charges and other assets, net	752,702	759,061
Due from affiliates	79,582	80,232
Investments in unconsolidated joint ventures	1,006,652	984,132
Total assets	$13,196,667	$13,121,778
LIABILITIES AND EQUITY:
Mortgage notes payable:
Related parties	$286,849	$289,039
Others	5,200,053	5,115,482
Total	5,486,902	5,404,521
Bank and other notes payable	987,452	887,879
Accounts payable and accrued expenses	114,991	115,406
Other accrued liabilities	532,170	568,716
Distributions in excess of investments in unconsolidated joint ventures	28,723	29,957
Co-venture obligation	72,864	75,450
Total liabilities	7,223,102	7,081,929
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 158,492,995 and 158,201,996 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	1,585	1,582
Additional paid-in capital	5,064,446	5,041,797
Retained earnings	510,506	596,741
Total stockholders' equity	5,576,537	5,640,120
Noncontrolling interests	397,028	399,729
Total equity	5,973,565	6,039,849
Total liabilities and equity	$13,196,667	$13,121,778
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Revenues:
Minimum rents	$190,761	$151,633
Percentage rents	3,248	2,853
Tenant recoveries	105,698	91,475
Management Companies	5,625	8,121
Other	13,003	10,430
Total revenues	318,335	264,512
Expenses:
Shopping center and operating expenses	101,664	90,376
Management Companies' operating expenses	26,468	22,772
REIT general and administrative expenses	8,422	6,877
Costs related to unsolicited takeover offer	13,572	—
Depreciation and amortization	120,618	88,657
	270,744	208,682
Interest expense:
Related parties	2,729	3,708
Other	50,557	42,630
	53,286	46,338
(Gain) loss on early extinguishment of debt, net	(2,245)	358
Total expenses	321,785	255,378
Equity in income of unconsolidated joint ventures	8,274	13,769
Co-venture expense	(2,130)	(1,820)
Income tax benefit	935	172
Gain (loss) on sale or write down of assets, net	935	(1,611)
Gain on remeasurement of assets	22,103	—
Net income	26,667	19,644
Less net income attributable to noncontrolling interests	2,056	1,825
Net income attributable to the Company	$24,611	$17,819
Earnings per common share—net income attributable to common stockholders:
Basic	$0.15	$0.13
Diluted	$0.15	$0.13
Weighted average number of common shares outstanding:
Basic	158,336,000	140,767,000
Diluted	158,544,000	140,817,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENT OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Stockholders' Equity
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2015	158,201,996	$1,582	$5,041,797	$596,741	$5,640,120	$399,729	$6,039,849
Net income	—	—	—	24,611	24,611	2,056	26,667
Amortization of share and unit-based plans	211,743	2	18,813	—	18,815	—	18,815
Distributions paid ($0.65) per share	—	—	—	(110,846)	(110,846)	—	(110,846)
Distributions to noncontrolling interests	—	—	—	—	—	(616)	(616)
Other	—	—	(304)	—	(304)	—	(304)
Conversion of noncontrolling interests to common shares	79,256	1	1,552	—	1,553	(1,553)	—
Adjustment of noncontrolling interests in Operating Partnership	—	—	2,588	—	2,588	(2,588)	—
Balance at March 31, 2015	158,492,995	$1,585	$5,064,446	$510,506	$5,576,537	$397,028	$5,973,565
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$26,667	$19,644
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on extinguishment of debt, net	(2,245)	358
(Gain) loss on sale or write down of assets, net	(935)	1,611
Gain on remeasurement of assets	(22,103)	—
Depreciation and amortization	122,418	90,569
Amortization of net premium on mortgage notes payable	(6,903)	(1,352)
Amortization of share and unit-based plans	14,468	16,505
Straight-line rent adjustment	(386)	(1,491)
Amortization of above and below-market leases	(4,666)	(1,497)
Provision for doubtful accounts	1,330	372
Income tax benefit	(935)	(172)
Equity in income of unconsolidated joint ventures	(8,274)	(13,769)
Co-venture expense	2,130	1,820
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables	17,836	8,817
Other assets	4,310	(1,536)
Due from affiliates	650	1,573
Accounts payable and accrued expenses	18,318	8,049
Other accrued liabilities	450	(31,590)
Net cash provided by operating activities	162,130	97,911
Cash flows from investing activities:
Acquisitions of property	(26,250)	—
Development, redevelopment, expansion and renovation of properties	(90,157)	(29,578)
Property improvements	(3,855)	(4,792)
Proceeds from notes receivable	452	—
Deferred leasing costs	(9,768)	(6,465)
Distributions from unconsolidated joint ventures	13,096	22,219
Contributions to unconsolidated joint ventures	(33,284)	(28,566)
Loans to unconsolidated joint ventures, net	—	(618)
Proceeds from sale of assets	1,440	24,514
Restricted cash	(1,694)	1,035
Net cash used in investing activities	(150,020)	(22,251)

THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands) (Unaudited)
	For the Three Months Ended March 31,
	2015	2014
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	815,671	133,982
Payments on mortgages, bank and other notes payable	(674,569)	(104,225)
Deferred financing costs	(3,476)	(550)
Payment of stock issuance costs	(304)	—
Redemption of noncontrolling interests	—	(203)
Payment of contingent consideration	—	(9,000)
Dividends and distributions	(111,462)	(95,342)
Distributions to co-venture partner	(4,716)	(5,111)
Net cash provided by (used in) financing activities	21,144	(80,449)
Net increase (decrease) in cash and cash equivalents	33,254	(4,789)
Cash and cash equivalents, beginning of period	84,907	69,715
Cash and cash equivalents, end of period	$118,161	$64,926
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$60,102	$47,958
Non-cash investing and financing transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$31,823	$37,852
Assumption of mortgage note payable from unconsolidated joint venture	$50,000	$—
Acquisition of property in exchange for investment in unconsolidated joint venture	$76,250	$—
Notes receivable issued in connection with sale of property	$—	$9,603
Conversion of Operating Partnership Units to common stock	$1,553	$627
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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of March 31, 2015, the Company was the sole general partner of and held a 94% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
The unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for the interim periods have been made. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying consolidated balance sheet as of December 31, 2014 has been derived from the audited financial statements but does not include all disclosures required by GAAP.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
2. Summary of Significant Accounting Policies: (Continued)

Recent Accounting Pronouncements:
In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU 2015-02 is effective for the Company beginning January 1, 2016. Early adoption is permitted. The Company does not expect the adoption of this standard to have a significant impact on the consolidated financial statements.
 In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. ASU 2015-03 is effective for the Company beginning January 1, 2016. Early adoption is permitted. Upon adoption, the Company will apply the new standard on a retrospective basis and adjust the balance sheet of each individual period to reflect the period-specific effects of applying the new standard. The Company does not expect the adoption of this standard to have a significant impact on the consolidated financial statements.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

3.	Earnings per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of earnings per share for the three months ended March 31, 2015 and 2014 (shares in thousands):

	For the Three Months Ended March 31,
	2015	2014
Numerator
Net income	$26,667	$19,644
Net income attributable to noncontrolling interests	(2,056)	(1,825)
Net income attributable to the Company	24,611	17,819
Allocation of earnings to participating securities	(148)	(128)
Numerator for basic and diluted earnings per share—net income attributable to common stockholders	$24,463	$17,691
Denominator
Denominator for basic earnings per share—weighted average number of common shares outstanding	158,336	140,767
Effect of dilutive securities:(1)
Share and unit-based compensation plans	208	50
Denominator for diluted earnings per share—weighted average number of common shares outstanding	158,544	140,817
Earnings per common share—net income attributable to common stockholders:
Basic	$0.15	$0.13
Diluted	$0.15	$0.13

(1)	Diluted EPS excludes 140,490 and 184,304 convertible preferred units for the three months ended March 31, 2015 and 2014, respectively, as their impact was antidilutive.
Diluted EPS excludes 10,068 unexercised stock options for the three months ended March 31, 2014 as their impact was antidilutive.
Diluted EPS excludes 10,516,523 and 9,991,438 Operating Partnership units ("OP Units") for the three months ended March 31, 2015 and 2014, respectively, as their impact was antidilutive.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

4.	Investments in Unconsolidated Joint Ventures:
The Company has made the following recent investments and dispositions in its unconsolidated joint ventures:
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
On July 30, 2014, the Company formed a joint venture to redevelop Fashion Outlets of Philadelphia at Market East, a 1,376,000 square foot regional shopping center in Philadelphia, Pennsylvania. The Company invested $106,800 for a 50% interest in the joint venture, which was funded by borrowings under its line of credit.
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
On November 13, 2014, the Company formed a joint venture to develop a 500,000 square foot outlet center at Candlestick Point in San Francisco, California. In connection with the formation of the joint venture, the Company issued a note receivable for $65,130 to its joint venture partner that bears interest at LIBOR plus 2.0% and matures upon the completion of certain milestones in connection with the development of Candlestick Point (See Note 16—Related Party Transactions).
On November 14, 2014, the Company acquired the remaining 49% ownership interest that it did not previously own in two separate joint ventures, Pacific Premier Retail LP and Queens JV LP, which together owned five Centers: Lakewood Center, a 2,066,000 square foot regional shopping center in Lakewood, California; Los Cerritos Center, a 1,284,000 square foot regional shopping center in Cerritos, California; Queens Center, a 962,000 square foot regional shopping center in Queens, New York; Stonewood Center, a 932,000 square foot regional shopping center in Downey, California; and Washington Square, a 1,444,000 square foot regional shopping center in Portland, Oregon (collectively referred to herein as the "PPRLP Queens Portfolio"). The total consideration of $1,838,886 was funded by the direct issuance of $1,166,777 of common stock of the Company (See Note 12—Stockholders' Equity) and the assumption of the third party's pro rata share of the mortgage notes payable on the properties of $672,109. Prior to the acquisition, the Company had accounted for its investment in these joint ventures under the equity method of accounting. Since the date of acquisition, the Company has included the PPRLP Queens Portfolio in its consolidated financial statements (See Note 13—Acquisitions).
On November 20, 2014, the Company purchased a 45% interest in 443 North Wabash Avenue, a 65,000 square foot undeveloped site adjacent to the Company's joint venture in The Shops at North Bridge in Chicago, Illinois, for a cash payment of $18,900. The cash payment was funded by borrowings under the Company's line of credit.
On February 17, 2015, the Company acquired the remaining 50% ownership interest in Inland Center, a 933,000 square foot regional shopping center in San Bernardino, California, that it did not previously own for $51,250. The purchase price was funded by a cash payment of $26,250 and the assumption of the third party's share of the mortgage note payable on the property of $25,000. Concurrent with the purchase of the joint venture interest, the Company paid off the $50,000 mortgage note payable on the property. The cash payment was funded by borrowings under the Company's line of credit. Prior to the acquisition, the Company had accounted for its investment in Inland Center under the equity method of accounting. Since the date of acquisition, the Company has included Inland Center in its consolidated financial statements (See Note 13—Acquisitions).

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	March 31, 2015	December 31, 2014
Assets(1):
Properties, net	$2,939,033	$2,967,878
Other assets	210,689	208,726
Total assets	$3,149,722	$3,176,604
Liabilities and partners' capital(1):
Mortgage notes payable(2)	$1,972,066	$2,038,379
Other liabilities	188,704	195,766
Company's capital	513,153	489,349
Outside partners' capital	475,799	453,110
Total liabilities and partners' capital	$3,149,722	$3,176,604
Investments in unconsolidated joint ventures:
Company's capital	$513,153	$489,349
Basis adjustment(3)	464,776	464,826
	$977,929	$954,175

Assets—Investments in unconsolidated joint ventures	$1,006,652	$984,132
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(28,723)	(29,957)
	$977,929	$954,175

(1)
These amounts include the assets of Tysons Corner Center of $338,546 and $341,931 as of March 31, 2015 and December 31, 2014, respectively, and liabilities of Tysons Corner Center of $866,832 and $871,933 as of March 31, 2015 and December 31, 2014, respectively.

(2)
Certain mortgage notes payable could become recourse debt to the Company should the joint venture be unable to discharge the obligations of the related debt. As of March 31, 2015 and December 31, 2014, a total of $6,500 and $33,540, respectively, could become recourse debt to the Company. As of March 31, 2015 and December 31, 2014, the Company had an indemnity agreement from a joint venture partner for $3,250 and $16,770, respectively, of the guaranteed amount.

Included in mortgage notes payable are amounts due to an affiliate of Northwestern Mutual Life ("NML") of $603,651 and $606,263 as of March 31, 2015 and December 31, 2014, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates—Broadway Plaza. Interest expense on these borrowings was $8,508 and $9,724 for the three months ended March 31, 2015 and 2014, respectively.

(3)
The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $420 and $1,424 for the three months ended March 31, 2015 and 2014, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	Pacific Premier Retail LP	Tysons Corner LLC	Other Joint Ventures	Total
Three Months Ended March 31, 2015
Revenues:
Minimum rents	$—	$17,028	$50,494	$67,522
Percentage rents	—	329	1,294	1,623
Tenant recoveries	—	12,262	20,101	32,363
Other	—	593	6,997	7,590
Total revenues	—	30,212	78,886	109,098
Expenses:
Shopping center and operating expenses	—	9,948	32,230	42,178
Interest expense	—	8,129	12,254	20,383
Depreciation and amortization	—	5,450	24,220	29,670
Total operating expenses	—	23,527	68,704	92,231
Net income	$—	$6,685	$10,182	$16,867
Company's equity in net income	$—	$3,006	$5,268	$8,274
Three Months Ended March 31, 2014
Revenues:
Minimum rents	$26,080	$16,278	$55,899	$98,257
Percentage rents	659	424	968	2,051
Tenant recoveries	11,740	11,894	25,111	48,745
Other	1,077	687	7,855	9,619
Total revenues	39,556	29,283	89,833	158,672
Expenses:
Shopping center and operating expenses	11,131	10,159	33,880	55,170
Interest expense	10,098	7,830	19,571	37,499
Depreciation and amortization	8,798	4,602	21,523	34,923
Total operating expenses	30,027	22,591	74,974	127,592
Loss on sale or write down of assets, net	(86)	—	(18)	(104)
Net income	$9,443	$6,692	$14,841	$30,976
Company's equity in net income	$4,268	$1,758	$7,743	$13,769
Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

5.	Property:
Property consists of the following:

	March 31, 2015	December 31, 2014
Land	$2,259,288	$2,242,291
Buildings and improvements	9,545,712	9,479,337
Tenant improvements	612,411	600,436
Equipment and furnishings	155,285	152,554
Construction in progress	328,905	303,264
	12,901,601	12,777,882
Less accumulated depreciation	(1,790,760)	(1,709,992)
	$11,110,841	$11,067,890
Depreciation expense was $90,197 and $68,478 for the three months ended March 31, 2015 and 2014, respectively.
The gain on sale or write down of assets, net for the three months ended March 31, 2015 includes a gain of $1,056 on the sale of land offset in part by a loss of $121 on the sale of assets.
The loss on the sale or write down of assets, net for the three months ended March 31, 2014 is due to the loss of $1,611 from the sales of Rotterdam Square, Somersville Towne Center and Lake Square Mall (See Note 14—Dispositions).

6.	Tenant and Other Receivables, net:
Included in tenant and other receivables, net, is an allowance for doubtful accounts of $3,529 and $3,234 at March 31, 2015 and December 31, 2014, respectively. Also included in tenant and other receivables, net, are accrued percentage rents of $2,839 and $13,436 at March 31, 2015 and December 31, 2014, respectively, and a deferred rent receivable due to straight-line rent adjustments of $57,666 and $57,278 at March 31, 2015 and December 31, 2014, respectively.
On March 17, 2014, in connection with the sale of Lake Square Mall (See Note 14—Dispositions), the Company issued a note receivable for $6,500 that bears interest at an effective rate of 6.5% and matures on March 17, 2018 ("LSM Note A") and a note receivable for $3,103 that bore interest at 5.0% and was to mature on December 31, 2014 ("LSM Note B"). On September 2, 2014, the balance of LSM Note B was paid in full. LSM Note A is collateralized by a trust deed on Lake Square Mall. At March 31, 2015 and December 31, 2014, LSM Note A had a balance of $6,411 and $6,436, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

7.	Deferred Charges and Other Assets, net:
Deferred charges and other assets, net, consist of the following:

	March 31, 2015	December 31, 2014
Leasing	$238,647	$239,955
Financing	50,054	47,171
Intangible assets:
In-place lease values	287,215	298,825
Leasing commissions and legal costs	72,619	72,432
Above-market leases	260,930	250,810
Deferred tax assets	36,560	35,625
Deferred compensation plan assets	35,946	35,194
Other assets	54,605	66,246
	1,036,576	1,046,258
Less accumulated amortization(1)	(283,874)	(287,197)
	$752,702	$759,061

(1)
Accumulated amortization includes $100,224 and $103,361 relating to in-place lease values, leasing commissions and legal costs at March 31, 2015 and December 31, 2014, respectively. Amortization expense of in-place lease values, leasing commissions and legal costs was $21,678 and $12,739 for the three months ended March 31, 2015 and 2014, respectively.

The allocated values of above-market leases and below-market leases consist of the following:

	March 31, 2015	December 31, 2014
Above-Market Leases
Original allocated value	$260,930	$250,810
Less accumulated amortization	(65,107)	(59,696)
	$195,823	$191,114
Below-Market Leases(1)
Original allocated value	$372,253	$375,033
Less accumulated amortization	(96,176)	(93,511)
	$276,077	$281,522

(1)	Below-market leases are included in other accrued liabilities.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

8.	Mortgage Notes Payable:
Mortgage notes payable at March 31, 2015 and December 31, 2014 consist of the following:

	Carrying Amount of Mortgage Notes(1)
	March 31, 2015		December 31, 2014
Property Pledged as Collateral	Related Party	Other	Related Party	Other	Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Arrowhead Towne Center	$—	$226,844	$—	$228,703	2.76%	$1,131	2018
Chandler Fashion Center(5)	—	200,000	—	200,000	3.77%	625	2019
Danbury Fair Mall	113,526	113,526	114,265	114,264	5.53%	1,538	2020
Deptford Mall	—	196,815	—	197,815	3.76%	947	2023
Deptford Mall	—	14,212	—	14,285	6.46%	101	2016
Eastland Mall	—	168,000	—	168,000	5.79%	811	2016
Fashion Outlets of Chicago(6)	—	200,000	—	119,329	1.83%	278	2020
Fashion Outlets of Niagara Falls USA	—	120,672	—	121,376	4.89%	727	2020
Flagstaff Mall	—	37,000	—	37,000	5.03%	151	2015
FlatIron Crossing	—	259,828	—	261,494	3.90%	1,393	2021
Freehold Raceway Mall(5)	—	228,222	—	229,244	4.20%	1,132	2018
Great Northern Mall(7)	—	34,232	—	34,494	6.54%	234	2015
Green Acres Mall	—	311,859	—	313,514	3.61%	1,447	2021
Kings Plaza Shopping Center	—	478,204	—	480,761	3.67%	2,229	2019
Lakewood Center(8)	—	—	—	253,708	—	—	—
Los Cerritos Center	102,175	102,176	103,274	103,274	1.65%	1,009	2018
Northgate Mall(9)	—	64,000	—	64,000	3.06%	130	2017
Oaks, The	—	209,161	—	210,197	4.14%	1,064	2022
Pacific View	—	132,525	—	133,200	4.08%	668	2022
Queens Center	—	600,000	—	600,000	3.49%	1,744	2025
Santa Monica Place	—	229,022	—	230,344	2.99%	1,004	2018
SanTan Village Regional Center	—	133,073	—	133,807	3.14%	589	2019
Stonewood Center	—	109,869	—	111,297	1.80%	640	2017
Superstition Springs Center(10)	—	68,000	—	68,079	2.00%	139	2016
Towne Mall	—	22,504	—	22,607	4.48%	117	2022
Tucson La Encantada	71,148	—	71,500	—	4.23%	368	2022
Valley Mall	—	41,155	—	41,368	5.85%	280	2016
Valley River Center	—	120,000	—	120,000	5.59%	558	2016
Victor Valley, Mall of	—	115,000	—	115,000	4.00%	380	2024
Vintage Faire Mall(11)	—	280,000	—	—	3.55%	1,256	2026
Washington Square	—	235,206	—	238,696	1.65%	1,499	2016
Westside Pavilion	—	148,948	—	149,626	4.49%	783	2022
	$286,849	$5,200,053	$289,039	$5,115,482

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

Debt premiums (discounts) consist of the following:

Property Pledged as Collateral	March 31, 2015	December 31, 2014
Arrowhead Towne Center	$10,800	$11,568
Deptford Mall	(7)	(8)
Fashion Outlets of Niagara Falls USA	5,182	5,414
Lakewood Center	—	3,708
Los Cerritos Center	16,695	17,965
Stonewood Center	7,287	7,980
Superstition Springs Center	500	579
Valley Mall	(110)	(132)
Washington Square	7,426	9,847
	$47,773	$56,921

(2)	The interest rate disclosed represents the effective interest rate, including the debt premiums (discounts) and deferred finance costs.

(3)	The monthly debt service represents the payment of principal and interest.

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

(6)
On March 3, 2015, the Company amended the loan on the property. The amended $200,000 loan bears interest at LIBOR plus 1.50% and matures on March 31, 2020. At March 31, 2015 and December 31, 2014, the total interest rate was 1.83% and 2.97%, respectively.

(7)
On January 1, 2015, this nonrecourse loan went into maturity default. As a result, the Company has accrued additional default interest at a rate of 4% since the default date. The Company is working with the loan servicer, which is expected to result in a transition of the property to the loan servicer or a receiver.

(8)	On February 25, 2015, the Company paid off in full the loan on the property, which resulted in a gain of $2,245 on the early extinguishment of debt as a result of writing off the related debt premium.

(9)	The loan bears interest at LIBOR plus 2.25% and matures on March 1, 2017. At March 31, 2015 and December 31, 2014, the total interest rate was 3.06% and 3.05%, respectively.

(10)	The loan bears interest at LIBOR plus 2.30% and matures on October 28, 2016. At March 31, 2015 and December 31, 2014, the total interest rate was 2.00% and 1.98%, respectively.

(11)	On February 19, 2015, the Company placed a $280,000 loan on the property that bears interest at an effective rate of 3.55% and matures on March 6, 2026.
Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.
Most of the Company's mortgage notes payable are secured by the properties on which they are placed and are non-recourse to the Company. As of March 31, 2015 and December 31, 2014, a total of $13,500 and $73,165, respectively, of the mortgage notes payable could become recourse to the Company.
The Company expects that all loan maturities during the next twelve months, except Great Northern Mall, will be refinanced, restructured, extended and/or paid-off from the Company's line of credit or with cash on hand. The mortgage note payable on Great Northern Mall, which went into maturity default on January 1, 2015, is a non-recourse loan. The Company is working with the loan servicer and expects the property will be transferred to the loan servicer or a receiver.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
8. Mortgage Notes Payable: (Continued)

Total interest expense capitalized was $2,629 and $2,485 during the three months ended March 31, 2015 and 2014, respectively.
Related party mortgage notes payable are amounts due to affiliates of NML. See Note 16—Related Party Transactions for interest expense associated with loans from NML.
The estimated fair value (Level 2 measurement) of mortgage notes payable at March 31, 2015 and December 31, 2014 was $5,538,879 and $5,455,453, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

9.	Bank and Other Notes Payable:
Bank and other notes payable consist of the following:
Line of Credit:
The Company has a $1,500,000 revolving line of credit that bears interest at LIBOR plus a spread of 1.38% to 2.0%, depending on the Company's overall leverage level, and matures on August 6, 2018. Based on the Company's leverage level as of March 31, 2015, the borrowing rate on the facility was LIBOR plus 1.50%. In addition, the line of credit can be expanded, depending on certain conditions, up to a total facility of $2,000,000.
As of March 31, 2015 and December 31, 2014, borrowings under the line of credit were $852,000 and $752,000, respectively, at an average interest rate of 1.85% and 1.89%, respectively. The estimated fair value (Level 2 measurement) of the line of credit at March 31, 2015 and December 31, 2014 was $819,238 and $713,989, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
Term Loan:
On December 8, 2011, the Company obtained a $125,000 unsecured term loan under the line of credit that bears interest at LIBOR plus a spread of 1.95% to 3.20%, depending on the Company's overall leverage level, and matures on December 8, 2018. Based on the Company's current leverage level as of March 31, 2015, the borrowing rate was LIBOR plus 2.20%. As of March 31, 2015 and December 31, 2014, the total interest rate was 2.53% and 2.25%, respectively. The estimated fair value (Level 2 measurement) of the term loan at March 31, 2015 and December 31, 2014 was $122,683 and $119,780, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
Prasada Note:
On March 29, 2013, the Company issued a $13,330 note payable that bears interest at 5.25% and matures on March 29, 2016. The note payable is collateralized by a portion of a development reimbursement agreement with the City of Surprise, Arizona. At March 31, 2015 and December 31, 2014, the note had a balance of $10,452 and $10,879, respectively. The estimated fair value (Level 2 measurement) of the note at March 31, 2015 and December 31, 2014 was $10,684 and $11,178, respectively, based on current interest rates for comparable notes. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the collateral for the underlying debt.
As of March 31, 2015 and December 31, 2014, the Company was in compliance with all applicable financial loan covenants.

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
As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the venture formation, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The transaction has been accounted for as a profit-sharing arrangement, and accordingly the assets, liabilities and operations of the properties remain on the books of the Company and a co-venture obligation was established for the amount of $168,154, representing the net cash proceeds received from the third party. The co-venture obligation is increased for the allocation of income to the co-venture partner and decreased for distributions to the co-venture partner. The co-venture obligation was $72,864 and $75,450 at March 31, 2015 and December 31, 2014, respectively.
11. Noncontrolling Interests:
The Company allocates net income of the Operating Partnership based on the weighted average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 94% ownership interest in the Operating Partnership as of March 31, 2015 and December 31, 2014. The remaining 6% limited partnership interest as of March 31, 2015 and December 31, 2014 was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the 10 trading days ending on the respective balance sheet date. Accordingly, as of March 31, 2015 and December 31, 2014, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $931,630 and $877,184, respectively.
The Company issued common and preferred units of MACWH, LP in April 2005 in connection with the acquisition of the Wilmorite portfolio. The common and preferred units of MACWH, LP are redeemable at the election of the holder. The Company may redeem them for cash or shares of the Company's stock at the Company's option and they are classified as permanent equity.
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
The Company did not sell any shares under the 2014 ATM Program during the three months ended March 31, 2015.
As of March 31, 2015, $500,000 of the ATM Shares were available to be sold under the 2014 ATM Program. Actual future sales of the ATM Shares under the 2014 ATM Program will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. The Company has no obligation to sell the ATM Shares under the 2014 ATM Program.
Stock Issued to Acquire Property:
On November 14, 2014, the Company issued 17,140,845 shares of common stock in connection with the acquisition of the PPRLP Queens Portfolio (See Note 13—Acquisitions) for a value of $1,166,777, based on the closing price of the Company's common stock on the date of the transaction.

13.	Acquisitions:
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
13. Acquisitions: (Continued)

Fashion Outlets of Chicago:
On October 31, 2014, the Company purchased AWE/Talisman's ownership interest in its consolidated joint venture in Fashion Outlets of Chicago for $69,987. The purchase price was funded by a cash payment of $55,867 and the settlement of the balance on the Talisman Notes of $14,120 (See Note 16—Related Party Transactions). The cash payment was funded by borrowings under the Company's line of credit. The purchase agreement includes contingent consideration based on the financial performance of Fashion Outlets of Chicago at an agreed upon date in 2016. The Company estimated the fair value of the contingent consideration as of March 31, 2015 to be $10,336, which has been included in other accrued liabilities. As a result of this acquisition, the noncontrolling interest of $76,141 was reversed.
PPRLP Queens Portfolio:
On November 14, 2014, the Company acquired the remaining 49% ownership interest in the PPRLP Queens Portfolio that it did not previously own for $1,838,886. The acquisition was completed in order to gain 100% ownership and control over this portfolio of prominent shopping centers. The purchase price was funded by the assumption of the third party's pro rata share of the mortgage notes payable on the properties of $672,109 and the issuance of $1,166,777 in common stock of the Company. Prior to the acquisition, the Company had accounted for its investment under the equity method of accounting (See Note 4—Investments in Unconsolidated Joint Ventures). As a result of this transaction, the Company obtained 100% ownership of the PPRLP Queens Portfolio.
The following is a summary of the preliminary allocation of the estimated fair value of the PPRLP Queens Portfolio:

Property	$3,711,819
Deferred charges	155,892
Cash and cash equivalents	28,890
Restricted cash	5,113
Tenant receivables	5,438
Other assets	127,244
Total assets acquired	4,034,396
Mortgage notes payable	1,414,659
Accounts payable	5,669
Due to affiliates	2,680
Other accrued liabilities	230,210
Total liabilities assumed	1,653,218
Fair value of acquired net assets (at 100% ownership)	$2,381,178

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
Inland Center:
On February 17, 2015, the Company acquired the remaining 50% ownership interest in Inland Center that it did not previously own for $51,250. The purchase price was funded by a cash payment of $26,250 and the assumption of the third party's share of the mortgage note payable on the property of $25,000. Prior to the acquisition, the Company had accounted for its investment under the equity method of accounting (See Note 4—Investments in Unconsolidated Joint Ventures). As a result of this transaction, the Company obtained 100% ownership of Inland Center. The acquisition was completed in order to obtain 100% ownership and control over this asset.
The following is a summary of the preliminary allocation of the estimated fair value of Inland Center:

Property	$91,871
Deferred charges	9,752
Other assets	5,782
Total assets acquired	107,405
Mortgage note payable	50,000
Other accrued liabilities	4,905
Total liabilities assumed	54,905
Fair value of acquired net assets (at 100% ownership)	$52,500

The purchase price allocation for Inland Center is based on a preliminary measurement of fair value that is subject to change. The allocation for Inland Center represents the Company's current best estimate of fair value. The Company determined that the purchase price represented the estimated fair value of the additional ownership interest in Inland Center that was acquired.

Fair value of existing ownership interest (at 50% ownership)	$26,250
Carrying value of investment	(4,147)
Gain on remeasurement of assets	$22,103

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
13. Acquisitions: (Continued)

The following is the reconciliation of the purchase price to the estimated fair value of the acquired net assets:

Purchase price	$51,250
Less debt assumed	(25,000)
Carrying value of investment	4,147
Gain on remeasurement of assets	22,103
Fair value of acquired net assets (at 100% ownership)	$52,500
Since the date of acquisition, the Company has included Inland Center in its consolidated financial statements. The property has generated incremental revenue of $1,735 and incremental net loss of $231 during the three months ended March 31, 2015.
Pro Forma Results of Operations:
The following pro forma financial information for the three months ended March 31, 2015 and 2014 assumes all of the above transactions took place on January 1, 2014:

	For the Three Months Ended March 31,
	2015	2014
Supplemental pro forma revenue(1)	$320,022	$329,271
Supplemental pro forma income from continuing operations(1)	$5,762	$19,523

(1)
This pro forma supplemental information does not purport to be indicative of what the Company's operating results would have been had these transactions occurred on January 1, 2014, and may not be indicative of future operating results. The Company has excluded remeasurement gains and acquisition costs from these pro forma results as they are considered significant non-recurring adjustments directly attributable to these transactions.

14.	Dispositions:
The following recent dispositions have been included in gain (loss) on sale or write down of assets, net:
On January 15, 2014, the Company sold Rotterdam Square, a 585,000 square foot regional shopping center in Schenectady, New York, for $8,500, resulting in a loss on the sale of assets of $472. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
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
14. Dispositions: (Continued)

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
On December 29, 2014, the Company sold its 67.5% ownership interest in its consolidated joint venture in Camelback Colonnade, a 619,000 square foot community center in Phoenix, Arizona, for $92,898, resulting in a gain on the sale of assets of $24,554. The sales price was funded by a cash payment of $61,173 and the assumption of the Company's share of the mortgage note payable on the property of $31,725. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes. As a result of the sale, the $47,946 mortgage note payable on the property was discharged and the noncontrolling interest of $17,217 was reversed.

15.	Commitments and Contingencies:
The Company has certain properties that are subject to non-cancelable operating ground leases. The leases expire at various times through 2098, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. Ground lease rent expense was $2,945 and $2,668 for the three months ended March 31, 2015 and 2014, respectively. No contingent rent was incurred during the three months ended March 31, 2015 or 2014.
As of March 31, 2015 and December 31, 2014, the Company was contingently liable for $18,388 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreements. At March 31, 2015, the Company had $36,825 in outstanding obligations which it believes will be settled in the next twelve months.

16.	Related Party Transactions:
Certain unconsolidated joint ventures and third-parties have engaged the Management Companies to manage the operations of the Centers. Under these arrangements, the Management Companies are reimbursed for compensation paid to on-site employees, leasing agents and project managers at the Centers, as well as insurance costs and other administrative expenses.
The following are fees charged to unconsolidated joint ventures:

	For the Three Months Ended March 31,
	2015	2014
Management fees	$2,701	$4,825
Development and leasing fees	2,072	2,496
	$4,773	$7,321

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
16. Related Party Transactions: (Continued)

Certain mortgage notes on the properties are held by NML (See Note 8—Mortgage Notes Payable). Interest expense in connection with these notes was $2,729 and $3,708 for the three months ended March 31, 2015 and 2014, respectively. Included in accounts payable and accrued expenses is interest payable on these notes of $1,119 and $1,125 at March 31, 2015 and December 31, 2014, respectively.
The Company had loans to unconsolidated joint ventures during the three months ended March 31, 2014. There were no loans outstanding at March 31, 2015 and December 31, 2014. Interest income associated with these notes was $31 for the three months ended March 31, 2014. These loans represented initial funds advanced to development stage projects prior to construction loan funding. Accordingly, loan payables in the same amount were accrued as an obligation by the various joint ventures.
Due from affiliates includes $3,222 and $3,869 of unreimbursed costs and fees due from unconsolidated joint ventures under management agreements at March 31, 2015 and December 31, 2014, respectively.
Due from affiliates at March 31, 2014 also included two notes receivable from principals of AWE/Talisman ("Talisman Notes") that bore interest at 5.0% and were to mature based on the refinancing or sale of Fashion Outlets of Chicago, a 528,000 square foot outlet center in Rosemont, Illinois, or certain other specified events. AWE/Talisman was considered a related party because it had a 40% noncontrolling ownership interest in Fashion Outlets of Chicago. On October 31, 2014, in connection with the Company's acquisition of AWE/Talisman's ownership interest in Fashion Outlets of Chicago, the balance of the Talisman Notes was settled (See Note 13—Acquisitions). Interest income earned on these notes was $154 for the three months ended March 31, 2014.
In addition, due from affiliates at March 31, 2015 and December 31, 2014 includes a note receivable from RED/303 LLC ("RED") that bears interest at 5.25% and matures on March 29, 2016. Interest income earned on this note was $137 and $160 for the three months ended March 31, 2015 and 2014, respectively. The balance on this note was $10,591 and $11,027 at March 31, 2015 and December 31, 2014, respectively. RED is considered a related party because it is a partner in a joint venture development project. The note is collateralized by RED's membership interest in a development agreement.
Also included in due from affiliates is a note receivable from Lennar Corporation that bears interest at LIBOR plus 2% and matures upon the completion of certain milestones in connection with the development of Candlestick Point (See Note 4—Investments in Unconsolidated Joint Ventures). Interest income earned on this note was $433 for the three months ended March 31, 2015. The balance on this note was $65,769 and $65,336 at March 31, 2015 and December 31, 2014, respectively. Lennar Corporation is considered a related party because it has an ownership interest in Candlestick Point.

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
On January 1, 2015, the Company granted 49,451 LTIP Units with a grant date fair value of $83.41 per LTIP Unit that will vest in equal annual installments over a service period ending December 31, 2017. Concurrently, the Company granted 186,450 market-indexed LTIP Units ("2015 LTIP Units") at a grant date fair value of $66.37 per LTIP Unit that vest over a service period ending December 31, 2015. The 2015 LTIP Units were equally divided between two types of awards. The terms of both types of awards were the same, except one award has an additional 3% absolute total stockholder return requirement, which if it is not met, then such LTIP Units will not vest.
On March 6, 2015, the Company granted 132,607 LTIP Units at a fair value of $86.72 per LTIP Unit that were fully vested on the grant date.

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

	For the Three Months Ended March 31,
	2015	2014
LTIP Units	$15,228	$18,240
Stock awards	75	114
Stock units	3,197	1,682
Stock options	4	4
Phantom stock units	311	306
	$18,815	$20,346
The Company capitalized share and unit-based compensation costs of $4,347 and $3,841 for the three months ended March 31, 2015 and 2014, respectively. Unrecognized compensation costs of share and unit-based plans at March 31, 2015 consisted of $15,522 from LTIP Units, $174 from stock awards, $6,107 from stock units, $39 from stock options and $500 from phantom stock units. The following table summarizes the activity of the non-vested LTIP Units, stock awards, phantom stock units and stock units:

	LTIP Units		Stock Awards		Phantom Stock Units		Stock Units
	Units	Value(1)	Shares	Value(1)	Units	Value(1)	Units	Value(1)
Balance at January 1, 2015	46,695	$58.89	9,189	$59.25	9,269	$58.35	144,374	$59.94
Granted	368,508	75.98	—	—	3,185	84.97	75,171	86.72
Vested	(132,607)	86.72	(6,201)	58.00	(4,350)	71.53	(80,334)	59.06
Forfeited	—	—	—	—	—	—	—	—
Balance at March 31, 2015	282,596	$68.12	2,988	$61.84	8,104	$61.73	139,211	$74.94

(1)	Value represents the weighted average grant date fair value.
The following table summarizes the activity of the stock appreciations rights ("SARs") and stock options outstanding:

	SARs		Stock Options
	Shares	Value(1)	Shares	Value(1)
Balance at January 1, 2015	772,639	$56.67	10,068	$59.57
Granted	—	—	—	—
Exercised	(342,981)	56.88	—	—
Forfeited	—	—	—	—
Balance at March 31, 2015	429,658	$56.50	10,068	$59.57

(1)	Value represents the weighted average exercise price.

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
The income tax benefit of the TRSs are as follows:

	For the Three Months Ended March 31,
	2015	2014
Current	$—	$—
Deferred	935	172
Income tax benefit	$935	$172
The net operating loss carryforwards are currently scheduled to expire through 2034, beginning in 2024. Net deferred tax assets of $36,560 and $35,625 were included in deferred charges and other assets, net, at March 31, 2015 and December 31, 2014, respectively.
The tax years 2010 through 2014 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next twelve months.

19.	Subsequent Events:
On April 17, 2015, the Company received a commitment from a lender for a $410,000 mortgage note payable on Lakewood Center that will bear interest at a fixed rate of 3.43% with an 11-year term.
On April 24, 2015, the Company announced a dividend/distribution of $0.65 per share for common stockholders and OP Unit holders of record on May 8, 2015. All dividends/distributions will be paid 100% in cash on June 5, 2015.
On April 30, 2015, the Company entered into a 50/50 joint venture with Sears to own nine Sears locations: Arrowhead Towne Center, Chandler Fashion Center, Danbury Fair Mall, Deptford Mall, Freehold Raceway Mall, Los Cerritos Center, South Plains Mall, Vintage Faire Mall and Washington Square. The total purchase price for the Company’s 50% interest was $150,000. The purchase price was funded by borrowings under the Company's line of credit.

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
Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or the industry to differ materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, as well as national, regional and local economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of current and prospective tenants, anchor or tenant bankruptcies, closures, mergers or consolidations, lease rates, terms and payments, interest rate fluctuations, availability, terms and cost of financing and operating expenses; adverse changes in the real estate markets including, among other things, competition from other companies, retail formats and technology, risks of real estate development and redevelopment, acquisitions and dispositions; the liquidity of real estate investments, governmental actions and initiatives (including legislative and regulatory changes); environmental and safety requirements; and terrorist activities or other acts of violence which could adversely affect all of the above factors. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results, under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, as well as our other reports filed with the Securities and Exchange Commission (the "SEC"), which disclosures are incorporated herein by reference. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company does not intend, and undertakes no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P. (the "Operating Partnership"). As of March 31, 2015, the Operating Partnership owned or had an ownership interest in 51 regional shopping centers and eight community/power shopping centers aggregating approximately 55 million square feet of gross leasable area. These 59 regional and community/power shopping centers are referred to hereinafter as the "Centers," unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Management Companies.
The following discussion is based primarily on the consolidated financial statements of the Company for the three months ended March 31, 2015 and 2014. It compares the results of operations and cash flows for the three months ended March 31, 2015 to the results of operations and cash flows for the three months ended March 31, 2014. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Acquisitions and Dispositions:
The financial statements reflect the following acquisitions, dispositions and changes in ownership subsequent to the occurrence of each transaction.
On January 15, 2014, the Company sold Rotterdam Square, a 585,000 square foot regional shopping center in Schenectady, New York, for $8.5 million, resulting in a loss on the sale of assets of $0.5 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
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
On July 30, 2014, the Company formed a joint venture to redevelop Fashion Outlets of Philadelphia at Market East, a 1,376,000 square foot regional shopping center in Philadelphia, Pennsylvania. The Company invested $106.8 million for a 50% interest in the joint venture, which was funded by borrowings under its line of credit.
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
On October 31, 2014, the Company acquired the remaining 40% ownership interest in Fashion Outlets of Chicago, a 528,000 square foot outlet center in Rosemont, Illinois, that it did not previously own for $70.0 million. The purchase price was funded by a cash payment of $55.9 million and the settlement of $14.1 million in notes receivable. The cash payment was funded by borrowings under the Company's line of credit.
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

On November 14, 2014, the Company acquired the remaining 49% ownership interest that it did not previously own in two separate joint ventures, Pacific Premier Retail LP and Queens JV LP, which together owned five Centers: Lakewood Center, a 2,066,000 square foot regional shopping center in Lakewood, California; Los Cerritos Center, a 1,284,000 square foot regional shopping center in Cerritos, California; Queens Center, a 962,000 square foot regional shopping center in Queens, New York; Stonewood Center, a 932,000 square foot regional shopping center in Downey, California; and Washington Square, a 1,444,000 square foot regional shopping center in Portland, Oregon (collectively referred to herein as the "PPRLP Queens Portfolio"). The total consideration of approximately $1.8 billion was funded by the direct issuance of approximately $1.2 billion of common stock of the Company and the assumption of the third party's pro rata share of the mortgage notes payable on the properties of $672.1 million. As a result of the acquisition, the Company recognized a gain on remeasurement of assets of $1.4 billion.
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
On February 17, 2015, the Company acquired the remaining 50% ownership interest in Inland Center, a 933,000 square foot regional shopping center in San Bernardino, California, that it did not previously own for $51.3 million. The purchase price was funded by a cash payment of $26.3 million and the assumption of the third party's share of the mortgage note payable on the property of $25.0 million. Concurrent with the purchase of the joint venture interest, the Company paid off the $50.0 million loan on the property. The cash payment was funded by borrowings under the Company's line of credit. As a result of the acquisition, the Company recognized a gain on remeasurement of assets of $22.1 million.
Financing Activity:
On August 28, 2014, the Company replaced the existing loan on Mall of Victor Valley with a new $115.0 million loan that bears interest at an effective rate of 4.00% and matures on September 1, 2024.
On November 14, 2014, in connection with the acquisition of the PPRLP Queens Portfolio (See “Acquisitions and Dispositions”), the Company assumed the loans on the following Centers: Lakewood Center with a fair value of $254.9 million that bears interest at an effective rate of 1.80% and matures on June 1, 2015; Los Cerritos Center with a fair value of $207.5 million that bears interest at an effective rate of 1.65% and matures on July 1, 2018; Queens Center with a fair value of $600.0 million that bears interest at an effective rate of 3.49% and matures on January 1, 2025; Stonewood Center with a fair value of $111.9 million that bears interest at an effective rate of 1.80% and matures on November 1, 2017; and Washington Square with a fair value of $240.3 million that bears interest at an effective rate of 1.65% and matures on January 1, 2016.
On December 22, 2014, the Company prepaid a total of $254.2 million of mortgage debt on Fresno Fashion Fair and Vintage Faire Mall with a weighted average interest rate of 6.4%. The Company incurred a charge of $9.0 million in connection with the early extinguishment of debt.
On February 19, 2015, the Company placed a $280.0 million mortgage note payable on Vintage Faire Mall that bears interest at an effective rate of 3.55% and matures on March 6, 2026.
On March 3, 2015, the Company amended the loan on Fashion Outlets of Chicago. The amended $200.0 million loan bears interest at LIBOR plus 1.50% and matures on March 31, 2020.
Other Transactions and Events:
On January 1, 2015, the mortgage note payable on Great Northern Mall, an 895,000 square foot regional shopping center in Clay, New York, went into maturity default. The mortgage note payable is a non-recourse loan. The Company is working with the loan servicer, which is expected to result in a transition of the property to the loan servicer or a receiver. Consequently, Great Northern Mall has been excluded from certain 2014 and 2015 performance metrics and related discussions, including tenant sales per square foot, occupancy rates and releasing spreads (See "Results of Operations").

On March 9, 2015 the Company received an unsolicited, conditional proposal from Simon Property Group, Inc. (“Simon”) to acquire the Company.  The Company’s Board of Directors, after consulting with its financial and legal advisors, unanimously determined that the Simon proposal substantially undervalued the Company and was not in the best interests of the Company and its stockholders.  On March 20, 2015, the Company received a revised, unsolicited proposal to acquire the Company from Simon, which Simon described as its best and final proposal. The Company’s Board of Directors carefully reviewed the revised proposal with the assistance of its financial, real estate and legal advisors, and determined that the revised proposal continued to substantially undervalue the Company and that pursuing the proposed transaction at that time was not in the best interests of the Company and its stockholders.
Redevelopment and Development Activities:
The Company's joint venture in Tysons Corner Center, a 2,142,000 square foot regional shopping center in Tysons Corner, Virginia, is currently expanding the property to include a 527,000 square foot office tower, a 430 unit residential tower and a 300 room Hyatt Regency hotel. The joint venture started the expansion project in October 2011. The office tower commenced occupancy in August 2014 and the Hyatt Regency hotel opened on April 14, 2015. The joint venture expects the residential tower to open in June 2015. The total cost of the project is estimated to be $524.0 million, with $262.0 million estimated to be the Company's pro rata share. The Company has funded $244.3 million of the total $488.6 million incurred by the joint venture as of March 31, 2015.
In February 2014, the Company's joint venture in Broadway Plaza started construction on the 235,000 square foot expansion of the 774,000 square foot regional shopping center in Walnut Creek, California. The joint venture expects to complete the project in phases with the first phase anticipated to be completed in Fall 2015. The total cost of the project is estimated to be $270.0 million, with $135.0 million estimated to be the Company's pro rata share. The Company has funded $50.9 million of the total $101.8 million incurred by the joint venture as of March 31, 2015.
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
Some of these estimates and assumptions include judgments on revenue recognition, estimates for common area maintenance and real estate tax accruals, provisions for uncollectible accounts, impairment of long-lived assets, the allocation of purchase price between tangible and intangible assets and estimates for environmental matters. The Company's significant accounting policies are described in more detail in Note 2—Summary of Significant Accounting Policies in the Company's Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K. However, the following policies are deemed to be critical. There have been no significant changes to the Company's critical accounting policies during the three months ended March 31, 2015.

Revenue Recognition:
Minimum rental revenues are recognized on a straight-line basis over the term of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight line rent adjustment." Currently, 71% of the leases for the retail stores in the Company's regional shopping centers ("Mall Stores") and freestanding retail stores located along the perimeter of the Company's shopping centers ("Freestanding Stores") contain provisions for CPI rent increases periodically throughout the term of the lease. Percentage rents are recognized when the tenants' specified sales targets have been met. Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred. Other tenants pay a fixed rate and these tenant recoveries are recognized as revenues on a straight-line basis over the term of the related leases.
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

Results of Operations
Many of the variations in the results of operations, discussed below, occurred because of the transactions affecting the Company's properties described in Management's Overview and Summary above, including the Acquisition Properties, the Redevelopment Properties and the Disposition Properties (as defined below).
For purposes of the discussion below, the Company defines "Same Centers" as those Centers that are substantially complete and in operation for the entirety of both periods of the comparison. Non-Same Centers for comparison purposes include recently acquired properties (“Acquisition Properties”), those Centers or properties that are going through a substantial redevelopment often resulting in the closing of a portion of the Center (“Redevelopment Properties”) and properties that have been disposed ("Disposition Properties"). The Company moves a Center in and out of Same Centers based on whether the Center is substantially complete and in operation for the entirety of both periods of the comparison. Accordingly, the Same Centers consist of all consolidated Centers, excluding the Acquisition Properties, the Redevelopment Properties and the Disposition Properties for the periods of comparison.
For comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014, the Acquisition Properties include Cascade Mall, the PPRLP Queens Portfolio and Inland Center. For comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014, the Redevelopment Properties include Paradise Valley Mall, the expansion portion of Fashion Outlets of Niagara Falls USA, SouthPark Mall and Westside Pavilion. For comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014, the Disposition Properties include Rotterdam Square, Somersville Towne Center, Lake Square Mall, South Towne Center and Camelback Colonnade.
Unconsolidated joint ventures are reflected using the equity method of accounting. The Company's pro rata share of the results from these Centers is reflected in the Consolidated Statements of Operations as equity in income of unconsolidated joint ventures.
The Company considers tenant annual sales per square foot (for tenants in place for a minimum of twelve months or longer and 10,000 square feet and under) for regional shopping centers, occupancy rates (excluding large retail stores or "Anchors") for the Centers and releasing spreads (i.e. a comparison of initial average base rent per square foot on leases executed during the trailing twelve months to average base rent per square foot at expiration for the leases expiring during the trailing twelve months based on the spaces 10,000 square feet and under) to be key performance indicators of the Company's internal growth.
Tenant sales per square foot increased from $565 for the twelve months ended March 31, 2014 to $607 for the twelve months ended March 31, 2015. Occupancy rate increased from 95.1% at March 31, 2014 to 95.4% at March 31, 2015. Releasing spreads increased 20.5% for the twelve months ended March 31, 2015. These calculations exclude Centers under development or redevelopment and property dispositions (See "Acquisitions and Dispositions" in Management's Overview and Summary). As discussed above, Great Northern Mall was excluded for the twelve months ended March 31, 2015 (See "Other Transactions and Events" in Management's Overview and Summary).
Releasing spreads remained positive as the Company was able to lease available space at higher average rents than the expiring rental rates, resulting in a releasing spread of $9.37 per square foot ($55.15 on new and renewal leases executed compared to $45.78 on leases expiring), representing a 20.5% increase for the trailing twelve months ended March 31, 2015. The Company expects that releasing spreads will continue to be positive for the remainder of 2015 as it renews or relets leases that are scheduled to expire. These leases that are scheduled to expire represent 1.1 million square feet of the Centers, accounting for 11.3% of the gross leasable area ("GLA") of Mall Stores and Freestanding Stores, for spaces 10,000 square feet and under, as of March 31, 2015.

During the trailing twelve months ended March 31, 2015, the Company signed 307 new leases and 384 renewal leases comprising approximately 1.4 million square feet of GLA, of which 1.2 million square feet related to the consolidated Centers. The annual initial average base rent for new and renewal leases was $55.15 per square foot for the trailing twelve months ended March 31, 2015 with an average tenant allowance of $18.41 per square foot.

Comparison of Three Months Ended March 31, 2015 and 2014
Revenues:
Minimum and percentage rents (collectively referred to as "rental revenue") increased by $39.5 million, or 25.6%, from 2014 to 2015. The increase in rental revenue is attributed to an increase of $48.0 million from the Acquisition Properties and $0.4 million from the Redevelopment Properties offset in part by a decrease of $6.8 million from the Disposition Properties and $2.1 million from the Same Centers. Rental revenue includes the amortization of above and below-market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below-market leases increased from $1.5 million in 2014 to $4.7 million in 2015. The amortization of straight-line rents decreased from $1.5 million in 2014 to $0.4 million in 2015. Lease termination income increased from $1.8 million in 2014 to $2.1 million in 2015.
Tenant recoveries increased $14.2 million, or 15.5%, from 2014 to 2015. This increase in tenant recoveries is attributed to an increase of $20.3 million from the Acquisition Properties offset in part by a decrease of $3.3 million from the Disposition Properties and $2.8 million from the Same Centers. The decrease in tenant recoveries at the Same Centers was primarily due to a decrease in utility expenses at the Centers.
Management Companies' revenue decreased from $8.1 million in 2014 to $5.6 million in 2015. The decrease in Management Companies' revenue is primarily due to a reduction in management fees as a result of the conversion from joint ventures to consolidated Centers of Cascade Mall and the PPRLP Queens Portfolio in 2014 and Inland Center in 2015 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Shopping Center and Operating Expenses:
Shopping center and operating expenses increased $11.3 million, or 12.5%, from 2014 to 2015. The increase in shopping center and operating expenses is attributed to an increase of $19.8 million from the Acquisition Properties and $0.4 million from the Redevelopment Properties offset in part by a decrease of $4.8 million from the Same Centers and $4.1 million from the Disposition Properties. The decrease in shopping center and operating expenses at the Same Centers is primarily due to a decrease in utility expenses and other operating costs.
Management Companies' Operating Expenses:
Management Companies' operating expenses increased $3.7 million from 2014 to 2015 due to an increase in compensation costs.
REIT General and Administrative Expenses:
REIT general and administrative expenses increased by $1.5 million from 2014 to 2015.
Costs related to Unsolicited Takeover Offer:
The Company incurred $13.6 million in costs related to evaluating and responding to an unsolicited takeover offer in 2015 (See "Other Transactions and Events" in Management's Overview and Summary).
Depreciation and Amortization:
Depreciation and amortization increased $32.0 million from 2014 to 2015. The increase in depreciation and amortization is primarily attributed to an increase of $35.5 million from the Acquisition Properties and $1.1 million from the Redevelopment Properties offset in part by a decrease of $3.2 million from the Disposition Properties and $1.4 million from the Same Centers.
Interest Expense:
Interest expense increased $6.9 million from 2014 to 2015. The increase in interest expense was primarily attributed to increases of $7.5 million from the Acquisition Properties, $2.9 million from borrowings under the Company's line of credit, $0.4 million from the Redevelopment Properties and $0.1 from term loans. These increases were offset in part by decreases of $3.8 million from the Same Centers and $0.2 million from the Disposition Properties.

The above interest expense items are net of capitalized interest, which increased from $2.5 million in 2014 to $2.6 million in 2015.
(Gain) Loss on Early Extinguishment of debt, net:
The change in (gain) loss on early extinguishment of debt, net from 2014 to 2015 was $2.6 million, resulting from a loss of $0.4 million in 2014 and a gain of $2.2 million in 2015. The change is primarily attributed to the gain of $2.2 million on the payoff of the mortgage note payable on Lakewood Center in 2015 and the loss of $0.4 million from the payoff of a portion of a mortgage note payable on South Plains Mall in 2014.
Equity in Income of Unconsolidated Joint Ventures:
Equity in income of unconsolidated joint ventures decreased $5.5 million from 2014 to 2015. The decrease is primarily attributed to the conversion from joint ventures to consolidated Centers of Cascade Mall and the PPRLP Queens Portfolio in 2014 and Inland Center in 2015 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Gain (Loss) on Sale or Write Down of Assets, net:
The change in gain (loss) on sale or write down of assets, net from 2014 to 2015 was $2.5 million, resulting from a loss of $1.6 million in 2014 and a gain of $0.9 million in 2015. The change is primarily attributed to the gain of $1.1 million on the sale of land in 2015 and the loss of $1.6 million from the sales of Rotterdam Square, Somersville Towne Center and Lake Square Mall in 2014 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Gain on Remeasurement of Assets:
The gain on remeasurement of assets of $22.1 million in 2015 is attributed to the purchase of the remaining 50% ownership interest in Inland Center that the Company did not previously own (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Net Income:
Net income increased $7.0 million from 2014 to 2015. The increase is primarily attributed to the remeasurement gain of $22.1 million from the acquisition of Inland Center in 2015 (See "Acquisitions and Dispositions" in Management's Overview and Summary) offset in part by the costs related to the unsolicited takeover offer of $13.6 million in 2015 (See "Other Transactions and Events" in Management's Overview and Summary).
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO—diluted increased 9.9% from $121.6 million in 2014 to $133.5 million in 2015. For a reconciliation of FFO and FFO—diluted to net income attributable to the Company, the most directly comparable GAAP financial measure, see "Funds From Operations ("FFO")" below.
Operating Activities:
Cash provided by operating activities increased from $97.9 million in 2014 to $162.1 million in 2015. The increase was primarily due to changes in assets and liabilities and the results as discussed above.
Investing Activities:
Cash used in investing activities increased $127.8 million from 2014 to 2015. The increase in cash used in investing activities was primarily due to an increase in cash used in development, redevelopment and renovations of $60.6 million, an increase in cash used in the acquisition of property of $26.3 million, a decrease in cash proceeds from the sale of assets of $23.1 million and a decrease in distributions from unconsolidated joint ventures of $9.1 million.
The increase in the acquisitions of property is due to the purchase of the 50% ownership interest in Inland Center in 2015 that the Company did not previously own (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Financing Activities:
Cash from financing activities increased $101.6 million from $80.4 million used in financing activities in 2014 to $21.1 million provided by financing activities in 2015. The increase in cash provided by financing activities was primarily due to an increase in proceeds from mortgages, bank and other notes payable of $681.7 million offset in part by an increase in payments on mortgages, bank and other notes payable of $570.3 million.

Liquidity and Capital Resources
The Company anticipates meeting its liquidity needs for its operating expenses, debt service and dividend requirements for the next twelve months through cash generated from operations, working capital reserves and/or borrowings under its unsecured line of credit. The following tables summarize capital expenditures incurred at the Centers:

	For the Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Consolidated Centers:
Acquisitions of property and equipment	$30,105	$4,792
Development, redevelopment, expansion and renovation of Centers	36,073	21,860
Tenant allowances	3,715	4,689
Deferred leasing charges	8,852	6,009
	$78,745	$37,350
Joint Venture Centers (at Company's pro rata share):
Acquisitions of property and equipment	$647	$301
Development, redevelopment, expansion and renovation of Centers	25,812	38,129
Tenant allowances	626	694
Deferred leasing charges	786	792
	$27,871	$39,916
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
The capital and credit markets can fluctuate and, at times, limit access to debt and equity financing for companies. As demonstrated by the Company's recent activity, including through its $500 million 2014 ATM Program as discussed below and its $1.5 billion line of credit, the Company has been able to access capital; however, there is no assurance the Company will be able to do so in future periods or on similar terms and conditions. Many factors impact the Company's ability to access capital, such as its overall debt level, interest rates, interest coverage ratios and prevailing market conditions. In the event that the Company has significant tenant defaults as a result of the overall economy and general market conditions, the Company could have a decrease in cash flow from operations, which could result in increased borrowings under its line of credit. These events could result in an increase in the Company's proportion of floating rate debt, which would cause it to be subject to interest rate fluctuations in the future.
The Company has an equity distribution agreement with a number of sales agents (the "2014 ATM Program") to issue and sell, from time to time, shares of common stock, par value $0.01 per share, having an aggregate offering price of up to $500 million (the “2014 ATM Shares”). Sales of the 2014 ATM Shares can be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering, which includes sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange.
The Company did not sell any shares under the 2014 ATM Program during the three months ended March 31, 2015.
As of March 31, 2015, $500 million of the 2014 ATM Shares were available to be sold under the 2014 ATM Program. Actual future sales of the 2014 ATM Shares will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. The Company has no obligation to sell the 2014 ATM Shares under the 2014 ATM Program.
The Company's total outstanding loan indebtedness at March 31, 2015 was $7.2 billion (consisting of $6.5 billion of consolidated debt, less $0.3 billion of noncontrolling interests, plus $1.0 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months, except Great Northern Mall, will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand. The mortgage note payable on Great Northern Mall, which went into maturity default on January 1, 2015, is a non-recourse loan.  The Company is working with the loan servicer and expects the property will be transferred to the loan servicer or a receiver.
The Company has a $1.5 billion revolving line of credit facility that provides for an interest rate of LIBOR plus a spread of 1.38% to 2.0%, depending on the Company's overall leverage levels, and matures on August 6, 2018. Based on the Company's leverage level as of March 31, 2015, the borrowing rate on the facility was LIBOR plus 1.50%. In addition, the line of credit can be expanded, depending on certain conditions, up to a total facility of $2.0 billion. All obligations under the facility are unconditionally guaranteed only by the Company. At March 31, 2015, total borrowings under the line of credit were $852.0 million with an average effective interest rate of 1.85%.
The Company has a $125.0 million unsecured term loan under the Company's line of credit that bears interest at LIBOR plus a spread of 1.95% to 3.20%, depending on the Company's overall leverage levels, and matures on December 8, 2018. Based on the Company's leverage level at March 31, 2015, the borrowing rate was LIBOR plus 2.20%. As of March 31, 2015, the total interest rate was 2.53%.
At March 31, 2015, the Company was in compliance with all applicable loan covenants under its agreements.
At March 31, 2015, the Company had cash and cash equivalents of $118.2 million.
Off-Balance Sheet Arrangements:
The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the consolidated balance sheets of the Company as investments in unconsolidated joint ventures.
In addition, certain joint ventures also have secured debt that could become recourse debt to the Company or its subsidiaries, in excess of the Company's pro rata share, should the joint ventures be unable to discharge the obligations of the related debt. At March 31, 2015, the balance of the debt that could be recourse to the Company was $6.5 million offset in part by an indemnity agreement from a joint venture partner for $3.3 million. The maturity of the recourse debt, net of the indemnification, is $3.2 million in 2019.
Additionally, as of March 31, 2015, the Company was contingently liable for $18.4 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
Contractual Obligations:
The following is a schedule of contractual obligations as of March 31, 2015 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)	$7,147,358	$543,990	$1,098,900	$2,737,637	$2,766,831
Operating lease obligations(1)	372,369	15,425	29,838	20,724	306,382
Purchase obligations(1)	36,825	36,825	—	—	—
Other long-term liabilities	368,459	329,267	3,299	3,652	32,241
	$7,925,011	$925,507	$1,132,037	$2,762,013	$3,105,454
_______________________________________________________________________________

(1)	See Note 15—Commitments and Contingencies in the Company's Notes to Consolidated Financial Statements.

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

Funds From Operations ("FFO") (Continued)
The following reconciles net income attributable to the Company to FFO and FFO-diluted for the three months ended March 31, 2015 and 2014 and FFO and FFO-diluted to FFO and FFO-diluted, excluding early extinguishment of debt and costs related to unsolicited takeover offer for the three months ended March 31, 2015 and 2014 (dollars and shares in thousands):

	For the Three Months Ended March 31,
	2015	2014
Net income attributable to the Company	$24,611	$17,819
Adjustments to reconcile net income attributable to the Company to FFO—basic and diluted:
Noncontrolling interests in the Operating Partnership	1,635	1,265
(Gain) loss on sale or write down of assets, net—consolidated assets	(935)	1,611
Gain on remeasurement of assets—consolidated assets	(22,103)	—
Add: noncontrolling interests share of gain on sale or write down of assets—consolidated assets	112	—
Add: gain on sale of undepreciated assets—consolidated assets	944	—
Loss on sale or write down of assets— unconsolidated joint ventures, net(1)	—	62
Add: loss on sale of undepreciated assets—unconsolidated joint ventures(1)	—	(2)
Depreciation and amortization—consolidated assets	120,618	88,657
Less: noncontrolling interests in depreciation and amortization—consolidated assets	(3,791)	(5,460)
Depreciation and amortization—unconsolidated joint ventures(1)	15,611	20,375
Less: depreciation on personal property	(3,168)	(2,767)
FFO—basic and diluted	133,534	121,560
(Gain) loss on early extinguishment of debt, net—consolidated assets	(2,245)	358
FFO excluding early extinguishment of debt, net—diluted	131,289	121,918
Costs related to unsolicited takeover offer	13,572	—
FFO excluding early extinguishment of debt and costs related to unsolicited takeover offer—diluted	$144,861	$121,918
Weighted average number of FFO shares outstanding for:
FFO—basic (2)	168,852	150,758
Adjustments for impact of dilutive securities in computing FFO-diluted:
Share and unit based compensation plans	208	50
FFO—diluted (3)	169,060	150,808

(1)	Unconsolidated joint ventures are presented at the Company's pro rata share.

(2)
Calculated based upon basic net income as adjusted to reach basic FFO. During the three months ended March 31, 2015 and 2014 there were 10.5 million and 10.0 million OP Units outstanding, respectively.

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
The following table sets forth information as of March 31, 2015 concerning the Company's long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the twelve months ended March 31,
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long-term debt:
Fixed rate	$526,004	$313,419	$614,136	$444,138	$605,997	$2,661,660	$5,165,354	$5,229,724
Average interest rate	3.42%	5.08%	3.28%	2.48%	3.95%	3.95%	3.72%
Floating rate	—	132,000	—	977,000	200,000	—	1,309,000	1,261,760
Average interest rate	—%	2.51%	—%	1.94%	1.83%	—%	1.98%
Total debt—Consolidated Centers	$526,004	$445,419	$614,136	$1,421,138	$805,997	$2,661,660	$6,474,354	$6,491,484
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long-term debt (at Company's pro rata share):
Fixed rate	$83,811	$156,093	$14,536	$15,077	$15,620	$593,163	$878,300	$893,744
Average interest rate	5.76%	7.04%	3.67%	3.67%	3.67%	3.72%	4.50%
Floating rate	1,079	1,159	65,361	9,420	10,389	—	87,408	86,576
Average interest rate	2.22%	2.16%	2.26%	2.05%	2.19%	—%	2.23%
Total debt—Unconsolidated Joint Venture Centers	$84,890	$157,252	$79,897	$24,497	$26,009	$593,163	$965,708	$980,320
The consolidated Centers' total fixed rate debt at March 31, 2015 and December 31, 2014 was $5.2 billion. The average interest rate on such fixed rate debt at March 31, 2015 and December 31, 2014 was 3.72% and 3.63%, respectively. The consolidated Centers' total floating rate debt at March 31, 2015 and December 31, 2014 was $1.3 billion and $1.1 billion, respectively. The average interest rate on such floating rate debt at March 31, 2015 and December 31, 2014 was 1.98% and 2.11%, respectively.
The Company's pro rata share of the unconsolidated joint venture Centers' fixed rate debt at March 31, 2015 and December 31, 2014 was $878.3 million and $882.5 million, respectively. The average interest rate on such fixed rate debt at March 31, 2015 and December 31, 2014 was 4.50%. The Company's pro rata share of the unconsolidated joint venture Centers' floating rate debt at March 31, 2015 and December 31, 2014 was $87.4 million and $115.4 million, respectively. The average interest rate on such floating rate debt at March 31, 2015 and December 31, 2014 was 2.23% and 2.59%, respectively.
In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $14.0 million per year based on $1.4 billion of floating rate debt outstanding at March 31, 2015.
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
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of March 31, 2015, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
In addition, there has been no change in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION
Item 1.   Legal Proceedings
On April 13, 2015, the Company commenced litigation in the Circuit Court for Baltimore City, Maryland (the “Court”) seeking a judicial declaration that the purported notice submitted by Land & Buildings Capital Growth Fund L.P. ("Land & Buildings") on March 31, 2015 of its intention to nominate four candidates for election to the Company's Board at its Annual Meeting of Stockholders (the "Annual Meeting") was invalid and, accordingly, the nominations were not required to be presented at the Annual Meeting.
On April 14, 2015, Land & Buildings, Jonathan Litt, et al. commenced litigation in the Court against the Company and its individual directors seeking a judicial declaration that their four candidates were properly nominated in accordance with the Company's Bylaws and were therefore qualified to stand for election as directors, and asking the court to preliminarily and permanently enjoin the application of the Bylaws to reject Land & Buildings’ purported nominations.
On May 4, 2015, the Company reached a settlement with Land & Buildings and entered into a cooperation agreement pursuant to which the parties have agreed to cause to be dismissed with prejudice all litigation pending before the Circuit Court for Baltimore City, Maryland regarding the disputed director nominations.
Item 1A.  Risk Factors
There have been no material changes to the risk factors relating to the Company set forth under the caption "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
On January 21, 2015 and February 6, 2015, the Company, as general partner of the Operating Partnership, issued 23,280 and 2,500 shares of common stock of the Company, respectively, upon the redemption of 25,780 common partnership units of the Operating Partnership. These shares of common stock were issued in a private placement to two limited partners of the Operating Partnership, each an accredited investor, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
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

3.1.9
Articles Supplementary of the Company (election to be subject to Section 3-803 of the Maryland General Corporation Law) (incorporated by reference as an exhibit to the Company’s Current Report on Form 8-K, event date March 17, 2015).

3.1.10	Articles Supplementary of the Company (Series E Preferred Stock) (incorporated by reference as an exhibit to the Company’s Current Report on Form 8-K, event date March 18, 2015).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date January 29, 2014).
4.1
Rights Agreement, dated March 17, 2015, between the Company and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference as an exhibit to the Company’s Current Report on Form 8-K, event date March 18, 2015).

10.1*	Form of Stock Unit Award Agreement under 2003 Equity Incentive Plan for Non-Employee Directors.
31.1	Section 302 Certification of Arthur Coppola, Chief Executive Officer
31.2	Section 302 Certification of Thomas O'Hern, Chief Financial Officer
32.1	Section 906 Certifications of Arthur Coppola and Thomas O'Hern
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MACERICH COMPANY
		By:	/s/ Thomas E. O'Hern
Thomas E. O'Hern
Senior Executive Vice President and Chief Financial Officer
Date:	May 7, 2015		(Principal Financial Officer)