Form 10-Q
period 2015-06-30
MACERICH CO
filed 2015-08-04
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
YES ☐       NO ☒
Number of shares outstanding as of August 3, 2015 of the registrant's common stock, par value $0.01 per share: 158,321,195 shares

THE MACERICH COMPANY
FORM 10-Q

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS:
Property, net	$11,046,427	$11,067,890
Cash and cash equivalents	110,326	84,907
Restricted cash	12,005	13,530
Tenant and other receivables, net	118,398	132,026
Deferred charges and other assets, net	731,857	759,061
Due from affiliates	78,007	80,232
Investments in unconsolidated joint ventures	1,263,356	984,132
Total assets	$13,360,376	$13,121,778
LIABILITIES AND EQUITY:
Mortgage notes payable:
Related parties	$284,641	$289,039
Others	5,552,551	5,115,482
Total	5,837,192	5,404,521
Bank and other notes payable	902,016	887,879
Accounts payable and accrued expenses	109,396	115,406
Other accrued liabilities	528,407	568,716
Distributions in excess of investments in unconsolidated joint ventures	26,857	29,957
Co-venture obligation	71,861	75,450
Total liabilities	7,475,729	7,081,929
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 158,512,821 and 158,201,996 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1,585	1,582
Additional paid-in capital	5,076,726	5,041,797
Retained earnings	415,017	596,741
Total stockholders' equity	5,493,328	5,640,120
Noncontrolling interests	391,319	399,729
Total equity	5,884,647	6,039,849
Total liabilities and equity	$13,360,376	$13,121,778
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Minimum rents	$193,131	$149,220	$383,892	$300,852
Percentage rents	2,576	2,372	5,824	5,222
Tenant recoveries	105,592	83,375	211,290	174,850
Other	15,321	10,594	28,324	21,024
Management Companies	6,174	8,776	11,799	16,897
Total revenues	322,794	254,337	641,129	518,845
Expenses:
Shopping center and operating expenses	93,877	81,865	195,541	172,225
Management Companies' operating expenses	20,239	20,896	46,707	43,677
REIT general and administrative expenses	7,550	5,123	15,972	12,006
Costs related to unsolicited takeover offer	11,423	—	24,995	—
Depreciation and amortization	119,333	87,801	239,951	176,457
	252,422	195,685	523,166	404,365
Interest expense:
Related parties	2,709	3,690	5,438	7,398
Other	52,187	42,110	102,744	84,740
	54,896	45,800	108,182	92,138
Loss (gain) on extinguishment of debt, net	1,609	—	(636)	358
Total expenses	308,927	241,485	630,712	496,861
Equity in income of unconsolidated joint ventures	9,094	13,903	17,368	27,672
Co-venture expense	(2,813)	(2,212)	(4,943)	(4,032)
Income tax benefit	283	2,898	1,218	3,070
Loss on sale or write down of assets, net	(4,671)	(9,455)	(3,736)	(11,065)
(Loss) gain on remeasurement of assets	(14)	—	22,089	—
Net income	15,746	17,986	42,413	37,629
Less net income attributable to noncontrolling interests	1,351	1,898	3,407	3,722
Net income attributable to the Company	$14,395	$16,088	$39,006	$33,907
Earnings per common share—net income attributable to common stockholders:
Basic	$0.09	$0.11	$0.24	$0.24
Diluted	$0.09	$0.11	$0.24	$0.24
Weighted average number of common shares outstanding:
Basic	158,501,000	140,894,000	158,419,000	140,831,000
Diluted	158,633,000	141,036,000	158,587,000	140,929,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENT OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Stockholders' Equity
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2015	158,201,996	$1,582	$5,041,797	$596,741	$5,640,120	$399,729	$6,039,849
Net income	—	—	—	39,006	39,006	3,407	42,413
Amortization of share and unit-based plans	219,920	2	24,113	—	24,115	—	24,115
Employee stock purchases	11,349	—	745	—	745	—	745
Distributions paid ($1.30) per share	—	—	—	(220,730)	(220,730)	—	(220,730)
Distributions to noncontrolling interests	—	—	—	—	—	(1,181)	(1,181)
Contributions from noncontrolling interests	—	—	—	—	—	23	23
Other	—	—	(398)	—	(398)	—	(398)
Conversion of noncontrolling interests to common shares	79,556	1	1,558	—	1,559	(1,559)	—
Redemption of noncontrolling interests	—	—	(145)	—	(145)	(44)	(189)
Adjustment of noncontrolling interests in Operating Partnership	—	—	9,056	—	9,056	(9,056)	—
Balance at June 30, 2015	158,512,821	$1,585	$5,076,726	$415,017	$5,493,328	$391,319	$5,884,647
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$42,413	$37,629
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on extinguishment of debt, net	(636)	358
Loss on sale or write down of assets, net	3,736	11,065
Gain on remeasurement of assets	(22,089)	—
Depreciation and amortization	243,526	180,374
Amortization of net premium on mortgage notes payable	(12,382)	(2,704)
Amortization of share and unit-based plans	19,207	20,839
Straight-line rent adjustment	(1,663)	(3,098)
Amortization of above and below-market leases	(9,784)	(2,719)
Provision for doubtful accounts	3,156	3,430
Income tax benefit	(1,218)	(3,070)
Equity in income of unconsolidated joint ventures	(17,368)	(27,672)
Distributions of income from unconsolidated joint ventures	—	177
Co-venture expense	4,943	4,032
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables	10,991	10,966
Other assets	(4,334)	487
Due from affiliates	2,225	940
Accounts payable and accrued expenses	7,756	(15,085)
Other accrued liabilities	4,400	(25,377)
Net cash provided by operating activities	272,879	190,572
Cash flows from investing activities:
Acquisitions of property	(26,250)	(15,233)
Development, redevelopment, expansion and renovation of properties	(132,212)	(82,457)
Property improvements	(16,851)	(14,597)
Proceeds from notes receivable	909	—
Deferred leasing costs	(18,128)	(13,772)
Distributions from unconsolidated joint ventures	46,326	33,382
Contributions to unconsolidated joint ventures	(312,367)	(108,316)
Loans to unconsolidated joint ventures, net	—	(640)
Proceeds from sale of assets	1,440	25,414
Restricted cash	(987)	1,420
Net cash used in investing activities	(458,120)	(174,799)

THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands) (Unaudited)
	For the Six Months Ended June 30,
	2015	2014
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	1,565,674	301,655
Payments on mortgages, bank and other notes payable	(1,120,090)	(121,571)
Deferred financing costs	(5,060)	(603)
Proceeds from share and unit-based plans	745	645
Redemption of noncontrolling interests	(189)	(221)
Contribution from noncontrolling interests	23	—
Payment of contingent consideration	—	(9,000)
Dividends and distributions	(221,911)	(191,200)
Distributions to co-venture partner	(8,532)	(8,693)
Net cash provided by (used in) financing activities	210,660	(28,988)
Net increase (decrease) in cash and cash equivalents	25,419	(13,215)
Cash and cash equivalents, beginning of period	84,907	69,715
Cash and cash equivalents, end of period	$110,326	$56,500
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$119,291	$97,083
Non-cash investing and financing transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$43,085	$24,933
Assumption of mortgage note payable from unconsolidated joint venture	$50,000	$—
Mortgage note payable settled by deed-in-lieu of foreclosure	$34,149	$—
Acquisition of property in exchange for investment in unconsolidated joint venture	$76,250	$15,767
Notes receivable issued in connection with sale of property	$—	$9,603
Conversion of Operating Partnership Units to common stock	$1,559	$984
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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of June 30, 2015, the Company was the sole general partner of and held a 94% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
Basis of Presentation:
The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements and have not been audited by an independent registered public accounting firm.
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
In May 2014, the FASB issued ASU 2014-09, “Revenue From Contracts With Customers,” which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year. Accordingly, ASU 2014-09 is effective for the Company beginning January 1, 2018, with early adoption permitted beginning January 1, 2017. The Company does not expect the adoption of this standard to have a significant impact on the consolidated financial statements.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

3.	Earnings per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of earnings per share for the three and six months ended June 30, 2015 and 2014 (shares in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Numerator
Net income	$15,746	$17,986	$42,413	$37,629
Net income attributable to noncontrolling interests	(1,351)	(1,898)	(3,407)	(3,722)
Net income attributable to the Company	14,395	16,088	39,006	33,907
Allocation of earnings to participating securities	(147)	(120)	(295)	(248)
Numerator for basic and diluted earnings per share—net income attributable to common stockholders	$14,248	$15,968	$38,711	$33,659
Denominator
Denominator for basic earnings per share—weighted average number of common shares outstanding	158,501	140,894	158,419	140,831
Effect of dilutive securities:(1)
Share and unit-based compensation plans	132	142	168	98
Denominator for diluted earnings per share—weighted average number of common shares outstanding	158,633	141,036	158,587	140,929
Earnings per common share—net income attributable to common stockholders:
Basic	$0.09	$0.11	$0.24	$0.24
Diluted	$0.09	$0.11	$0.24	$0.24

(1)
Diluted EPS excludes 138,759 and 184,304 convertible preferred units for the three months ended June 30, 2015 and 2014, respectively, and 139,620 and 184,304 convertible preferred units for the six months ended June 30, 2015 and 2014, respectively, as their impact was antidilutive.

Diluted EPS excludes 10,577,945 and 10,113,486 Operating Partnership units ("OP Units") for the three months ended June 30, 2015 and 2014, respectively, and 10,547,401 and 10,052,805 OP Units for the six months ended June 30, 2015 and 2014, respectively, as their impact was antidilutive.

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
On August 28, 2014, the Company sold its 30% ownership interest in Wilshire Boulevard, a 40,000 square foot freestanding store in Santa Monica, California, for a total sales price of $17,100, resulting in a gain on the sale of assets of $9,033, which was included in loss on sale or write down of assets, net. The sales price was funded by a cash payment of $15,386 and the assumption of the Company's share of the mortgage note payable on the property of $1,714. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.
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
On November 14, 2014, the Company acquired the remaining 49% ownership interest that it did not previously own in two separate joint ventures, Pacific Premier Retail LP and Queens JV LP, which together owned five Centers: Lakewood Center, a 2,075,000 square foot regional shopping center in Lakewood, California; Los Cerritos Center, a 1,287,000 square foot regional shopping center in Cerritos, California; Queens Center, a 966,000 square foot regional shopping center in Queens, New York; Stonewood Center, a 932,000 square foot regional shopping center in Downey, California; and Washington Square, a 1,444,000 square foot regional shopping center in Portland, Oregon (collectively referred to herein as the "PPRLP Queens Portfolio"). The total consideration of $1,838,886 was funded by the direct issuance of $1,166,777 of common stock of the Company (See Note 12—Stockholders' Equity) and the assumption of the third party's pro rata share of the mortgage notes payable on the properties of $672,109. Prior to the acquisition, the Company had accounted for its investment in these joint ventures under the equity method of accounting. Since the date of acquisition, the Company has included the PPRLP Queens Portfolio in its consolidated financial statements (See Note 13—Acquisitions).
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
On April 30, 2015, the Company entered into a 50/50 joint venture with Sears to own nine freestanding stores located at Arrowhead Towne Center, Chandler Fashion Center, Danbury Fair Mall, Deptford Mall, Freehold Raceway Mall, Los Cerritos Center, South Plains Mall, Vintage Faire Mall and Washington Square. The Company invested $150,000 for a 50% interest in the joint venture, which was funded by borrowings under the Company's line of credit.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	June 30, 2015	December 31, 2014
Assets(1):
Properties, net	$3,260,720	$2,967,878
Other assets	268,769	208,726
Total assets	$3,529,489	$3,176,604
Liabilities and partners' capital(1):
Mortgage notes payable(2)	$1,827,606	$2,038,379
Other liabilities	197,905	195,766
Company's capital	769,715	489,349
Outside partners' capital	734,263	453,110
Total liabilities and partners' capital	$3,529,489	$3,176,604
Investments in unconsolidated joint ventures:
Company's capital	$769,715	$489,349
Basis adjustment(3)	466,784	464,826
	$1,236,499	$954,175

Assets—Investments in unconsolidated joint ventures	$1,263,356	$984,132
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(26,857)	(29,957)
	$1,236,499	$954,175

(1)
These amounts include the assets of Tysons Corner Center of $292,501 and $341,931 as of June 30, 2015 and December 31, 2014, respectively, and liabilities of Tysons Corner Center of $860,982 and $871,933 as of June 30, 2015 and December 31, 2014, respectively.

(2)
Certain mortgage notes payable could become recourse debt to the Company should the joint venture be unable to discharge the obligations of the related debt. As of June 30, 2015 and December 31, 2014, a total of $6,500 and $33,540, respectively, could become recourse debt to the Company. As of June 30, 2015 and December 31, 2014, the Company had an indemnity agreement from a joint venture partner for $3,250 and $16,770, respectively, of the guaranteed amount.

Included in mortgage notes payable are amounts due to an affiliate of Northwestern Mutual Life ("NML") of $465,837 and $606,263 as of June 30, 2015 and December 31, 2014, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates—Broadway Plaza. Interest expense on these borrowings was $8,083 and $9,623 for the three months ended June 30, 2015 and 2014, respectively, and $16,591 and $19,347 for the six months ended June 30, 2015 and 2014, respectively.

(3)
The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $260 and $855 for the three months ended June 30, 2015 and 2014, respectively, and $160 and $2,279 for the six months ended June 30, 2015 and 2014, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	Pacific Premier Retail LP	Tysons Corner LLC	Other Joint Ventures	Total
Three Months Ended June 30, 2015
Revenues:
Minimum rents	$—	$17,129	$54,174	$71,303
Percentage rents	—	90	2,717	2,807
Tenant recoveries	—	12,209	19,131	31,340
Other	—	798	6,045	6,843
Total revenues	—	30,226	82,067	112,293
Expenses:
Shopping center and operating expenses	—	9,569	27,912	37,481
Interest expense	—	8,373	11,024	19,397
Depreciation and amortization	—	5,576	27,523	33,099
Total operating expenses	—	23,518	66,459	89,977
Gain on sale or write down of assets, net	—	—	423	423
Net income	$—	$6,708	$16,031	$22,739
Company's equity in net income	$—	$1,828	$7,266	$9,094
Three Months Ended June 30, 2014
Revenues:
Minimum rents	$25,654	$15,696	$56,289	$97,639
Percentage rents	550	180	3,264	3,994
Tenant recoveries	11,379	11,489	24,260	47,128
Other	1,613	929	8,443	10,985
Total revenues	39,196	28,294	92,256	159,746
Expenses:
Shopping center and operating expenses	10,682	9,521	30,258	50,461
Interest expense	9,831	7,653	19,495	36,979
Depreciation and amortization	8,750	4,756	21,239	34,745
Total operating expenses	29,263	21,930	70,992	122,185
Loss on sale or write down of assets, net	(6,226)	—	(42)	(6,268)
Net income	$3,707	$6,364	$21,222	$31,293
Company's equity in net income	$1,218	$1,611	$11,074	$13,903

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

	Pacific Premier Retail LP	Tysons Corner LLC	Other Joint Ventures	Total
Six Months Ended June 30, 2015
Revenues:
Minimum rents	$—	$34,157	$104,668	$138,825
Percentage rents	—	419	4,011	4,430
Tenant recoveries	—	24,471	39,232	63,703
Other	—	1,391	13,042	14,433
Total revenues	—	60,438	160,953	221,391
Expenses:
Shopping center and operating expenses	—	19,517	60,142	79,659
Interest expense	—	16,502	23,278	39,780
Depreciation and amortization	—	11,026	51,743	62,769
Total operating expenses	—	47,045	135,163	182,208
Gain on sale or write down of assets, net	—	—	423	423
Net income	$—	$13,393	$26,213	$39,606
Company's equity in net income	$—	$4,834	$12,534	$17,368
Six Months Ended June 30, 2014
Revenues:
Minimum rents	$51,734	$31,974	$112,188	$195,896
Percentage rents	1,209	604	4,232	6,045
Tenant recoveries	23,119	23,383	49,371	95,873
Other	2,690	1,616	16,298	20,604
Total revenues	78,752	57,577	182,089	318,418
Expenses:
Shopping center and operating expenses	21,813	19,680	64,138	105,631
Interest expense	19,929	15,483	39,066	74,478
Depreciation and amortization	17,548	9,358	42,762	69,668
Total operating expenses	59,290	44,521	145,966	249,777
Loss on sale or write down of assets, net	(6,312)	—	(60)	(6,372)
Net income	$13,150	$13,056	$36,063	$62,269
Company's equity in net income	$5,486	$3,369	$18,817	$27,672
Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

5.	Property:
Property consists of the following:

	June 30, 2015	December 31, 2014
Land	$2,242,841	$2,242,291
Buildings and improvements	9,517,554	9,479,337
Tenant improvements	618,630	600,436
Equipment and furnishings	160,045	152,554
Construction in progress	363,570	303,264
	12,902,640	12,777,882
Less accumulated depreciation	(1,856,213)	(1,709,992)
	$11,046,427	$11,067,890
Depreciation expense was $91,124 and $68,017 for the three months ended June 30, 2015 and 2014, respectively, and $181,321 and $136,495 for the six months ended June 30, 2015 and 2014, respectively.
The loss on sale or write down of assets, net includes an impairment loss of $5,916 for the three and six months ended June 30, 2015 and $8,516 for the three and six months ended June 30, 2014. The impairment losses were due to the reduction of the estimated holding periods of one freestanding store in 2015 and three freestanding stores in 2014.
The loss on sale or write down of assets, net includes a gain on the sale of assets of $1,372 and $1,322 for the three and six months ended June 30, 2015, respectively, and a loss on the sale of assets of $1,685 for the six months ended June 30, 2014. The gain on the sale of assets for the three and six months ended June 30, 2015 is primarily due to the reduction in the estimated selling cost of the Centers sold in 2014. The loss on the sale of assets for the six months ended June 30, 2014 is from the sales of Rotterdam Square, Somersville Towne Center and Lake Square Mall in 2014 (See Note 14—Dispositions).
In addition, the loss on sale or write down of assets, net includes the gain on the sale of land of $1,056 for the six months ended June 30, 2015 and $238 for the three and six months ended June 30, 2014.
The loss on sale or write down of assets, net also includes the write off of development costs of $127 and $1,177 for the three months ended June 30, 2015 and 2014, respectively, and $198 and $1,102 for the six months ended June 30, 2015 and 2014, respectively.

6.	Tenant and Other Receivables, net:
Included in tenant and other receivables, net, is an allowance for doubtful accounts of $4,456 and $3,234 at June 30, 2015 and December 31, 2014, respectively. Also included in tenant and other receivables, net, are accrued percentage rents of $1,163 and $13,436 at June 30, 2015 and December 31, 2014, respectively, and a deferred rent receivable due to straight-line rent adjustments of $58,312 and $57,278 at June 30, 2015 and December 31, 2014, respectively.
On March 17, 2014, in connection with the sale of Lake Square Mall (See Note 14—Dispositions), the Company issued a note receivable for $6,500 that bears interest at an effective rate of 6.5% and matures on March 17, 2018 ("LSM Note A") and a note receivable for $3,103 that bore interest at 5.0% and was to mature on December 31, 2014 ("LSM Note B"). On September 2, 2014, the balance of LSM Note B was paid in full. LSM Note A is collateralized by a trust deed on Lake Square Mall. At June 30, 2015 and December 31, 2014, LSM Note A had a balance of $6,390 and $6,436, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

7.	Deferred Charges and Other Assets, net:
Deferred charges and other assets, net, consist of the following:

	June 30, 2015	December 31, 2014
Leasing	$242,983	$239,955
Financing	49,099	47,171
Intangible assets:
In-place lease values	280,875	298,825
Leasing commissions and legal costs	70,991	72,432
Above-market leases	258,239	250,810
Deferred tax assets	36,843	35,625
Deferred compensation plan assets	37,872	35,194
Other assets	61,556	66,246
	1,038,458	1,046,258
Less accumulated amortization(1)	(306,601)	(287,197)
	$731,857	$759,061

(1)
Accumulated amortization includes $111,635 and $103,361 relating to in-place lease values, leasing commissions and legal costs at June 30, 2015 and December 31, 2014, respectively. Amortization expense of in-place lease values, leasing commissions and legal costs was $18,667 and $11,360 for the three months ended June 30, 2015 and 2014, respectively, and $40,345 and $24,098 for the six months ended June 30, 2015 and 2014, respectively.

The allocated values of above-market leases and below-market leases consist of the following:

	June 30, 2015	December 31, 2014
Above-Market Leases
Original allocated value	$258,239	$250,810
Less accumulated amortization	(69,975)	(59,696)
	$188,264	$191,114
Below-Market Leases(1)
Original allocated value	$366,232	$375,033
Less accumulated amortization	(102,645)	(93,511)
	$263,587	$281,522

(1)	Below-market leases are included in other accrued liabilities.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

8.	Mortgage Notes Payable:
Mortgage notes payable at June 30, 2015 and December 31, 2014 consist of the following:

	Carrying Amount of Mortgage Notes(1)
	June 30, 2015		December 31, 2014
Property Pledged as Collateral	Related Party	Other	Related Party	Other	Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Arrowhead Towne Center	$—	$224,972	$—	$228,703	2.76%	$1,131	2018
Chandler Fashion Center(5)	—	200,000	—	200,000	3.77%	625	2019
Danbury Fair Mall	112,778	112,777	114,265	114,264	5.53%	1,538	2020
Deptford Mall	—	195,846	—	197,815	3.76%	947	2023
Deptford Mall	—	14,144	—	14,285	6.46%	101	2016
Eastland Mall	—	168,000	—	168,000	5.79%	811	2016
Fashion Outlets of Chicago(6)	—	200,000	—	119,329	1.84%	278	2020
Fashion Outlets of Niagara Falls USA	—	120,000	—	121,376	4.89%	727	2020
Flagstaff Mall	—	37,000	—	37,000	5.03%	151	2015
FlatIron Crossing	—	258,146	—	261,494	3.90%	1,393	2021
Freehold Raceway Mall(5)	—	227,190	—	229,244	4.20%	1,132	2018
Great Northern Mall(7)	—	—	—	34,494	—	—	—
Green Acres Mall	—	310,248	—	313,514	3.61%	1,447	2021
Kings Plaza Shopping Center	—	475,716	—	480,761	3.67%	2,229	2019
Lakewood Center(8)	—	410,000	—	253,708	3.46%	1,825	2026
Los Cerritos Center	101,071	101,072	103,274	103,274	1.65%	1,009	2018
Northgate Mall(9)	—	64,000	—	64,000	3.07%	130	2017
Oaks, The	—	208,113	—	210,197	4.14%	1,064	2022
Pacific View	—	131,843	—	133,200	4.08%	668	2022
Queens Center	—	600,000	—	600,000	3.49%	1,744	2025
Santa Monica Place	—	227,727	—	230,344	2.99%	1,004	2018
SanTan Village Regional Center	—	132,358	—	133,807	3.14%	589	2019
Stonewood Center	—	108,424	—	111,297	1.80%	640	2017
Superstition Springs Center(10)	—	67,921	—	68,079	2.02%	139	2016
Towne Mall	—	22,405	—	22,607	4.48%	117	2022
Tucson La Encantada	70,792	—	71,500	—	4.23%	368	2022
Valley Mall	—	40,952	—	41,368	5.85%	280	2016
Valley River Center	—	120,000	—	120,000	5.59%	558	2016
Victor Valley, Mall of	—	115,000	—	115,000	4.00%	380	2024
Vintage Faire Mall(11)	—	278,726	—	—	3.55%	1,256	2026
Washington Square	—	231,672	—	238,696	1.65%	1,499	2016
Westside Pavilion	—	148,299	—	149,626	4.49%	783	2022
	$284,641	$5,552,551	$289,039	$5,115,482

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

Debt premiums (discounts) consist of the following:

Property Pledged as Collateral	June 30, 2015	December 31, 2014
Arrowhead Towne Center	$10,031	$11,568
Deptford Mall	(6)	(8)
Fashion Outlets of Niagara Falls USA	4,950	5,414
Lakewood Center	—	3,708
Los Cerritos Center	15,424	17,965
Stonewood Center	6,586	7,980
Superstition Springs Center	421	579
Valley Mall	(88)	(132)
Washington Square	4,977	9,847
	$42,295	$56,921

(2)	The interest rate disclosed represents the effective interest rate, including the debt premiums (discounts) and deferred finance costs.

(3)	The monthly debt service represents the payment of principal and interest.

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

(6)
On March 3, 2015, the Company amended the loan on the property. The amended $200,000 loan bears interest at LIBOR plus 1.50% and matures on March 31, 2020. At June 30, 2015 and December 31, 2014, the total interest rate was 1.84% and 2.97%, respectively.

(7)
On June 30, 2015, the Company conveyed the property to the mortgage lender by a deed-in-lieu of foreclosure, which resulted in a loss of $1,609 on the extinguishment of debt (See Note 14—Dispositions).

(8)
On February 25, 2015, the Company paid off in full the loan on the property, which resulted in a gain of $2,245 on the early extinguishment of debt as a result of writing off the related debt premium. On May 12, 2015, the Company placed a new $410,000 loan on the property that bears interest at an effective rate of 3.46% and matures on June 1, 2026.

(9)	The loan bears interest at LIBOR plus 2.25% and matures on March 1, 2017. At June 30, 2015 and December 31, 2014, the total interest rate was 3.07% and 3.05%, respectively.

(10)	The loan bears interest at LIBOR plus 2.30% and matures on October 28, 2016. At June 30, 2015 and December 31, 2014, the total interest rate was 2.02% and 1.98%, respectively.

(11)	On February 19, 2015, the Company placed a $280,000 loan on the property that bears interest at an effective rate of 3.55% and matures on March 6, 2026.
Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.
Most of the Company's mortgage notes payable are secured by the properties on which they are placed and are non-recourse to the Company. As of June 30, 2015 and December 31, 2014, a total of $13,500 and $73,165, respectively, of the mortgage notes payable could become recourse to the Company.
The Company expects that all loan maturities during the next twelve months will be refinanced, restructured, extended and/or paid-off from the Company's line of credit or with cash on hand.
Total interest expense capitalized was $3,837 and $3,098 during the three months ended June 30, 2015 and 2014, respectively, and $6,466 and $5,583 during the six months ended June 30, 2015 and 2014, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
8. Mortgage Notes Payable: (Continued)

Related party mortgage notes payable are amounts due to an affiliate of NML. See Note 16—Related Party Transactions for interest expense associated with loans from NML.
The estimated fair value (Level 2 measurement) of mortgage notes payable at June 30, 2015 and December 31, 2014 was $5,814,998 and $5,455,453, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

9.	Bank and Other Notes Payable:
Bank and other notes payable consist of the following:
Line of Credit:
The Company has a $1,500,000 revolving line of credit that bears interest at LIBOR plus a spread of 1.38% to 2.0%, depending on the Company's overall leverage level, and matures on August 6, 2018. Based on the Company's leverage level as of June 30, 2015, the borrowing rate on the facility was LIBOR plus 1.50%. In addition, the line of credit can be expanded, depending on certain conditions, up to a total facility of $2,000,000.
As of June 30, 2015 and December 31, 2014, borrowings under the line of credit were $767,000 and $752,000, respectively, at an average interest rate of 1.87% and 1.89%, respectively. The estimated fair value (Level 2 measurement) of the line of credit at June 30, 2015 and December 31, 2014 was $749,300 and $713,989, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
Term Loan:
On December 8, 2011, the Company obtained a $125,000 unsecured term loan under the line of credit that bears interest at LIBOR plus a spread of 1.95% to 3.20%, depending on the Company's overall leverage level, and matures on December 8, 2018. Based on the Company's current leverage level as of June 30, 2015, the borrowing rate was LIBOR plus 2.20%. As of June 30, 2015 and December 31, 2014, the total interest rate was 2.53% and 2.25%, respectively. The estimated fair value (Level 2 measurement) of the term loan at June 30, 2015 and December 31, 2014 was $124,592 and $119,780, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
Prasada Note:
On March 29, 2013, the Company issued a $13,330 note payable that bears interest at 5.25% and matures on March 29, 2016. The note payable is collateralized by a portion of a development reimbursement agreement with the City of Surprise, Arizona. At June 30, 2015 and December 31, 2014, the note had a balance of $10,016 and $10,879, respectively. The estimated fair value (Level 2 measurement) of the note at June 30, 2015 and December 31, 2014 was $10,181 and $11,178, respectively, based on current interest rates for comparable notes. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the collateral for the underlying debt.
As of June 30, 2015 and December 31, 2014, the Company was in compliance with all applicable financial loan covenants.

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
As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the venture formation, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The transaction has been accounted for as a profit-sharing arrangement, and accordingly the assets, liabilities and operations of the properties remain on the books of the Company and a co-venture obligation was established for the amount of $168,154, representing the net cash proceeds received from the third party. The co-venture obligation is increased for the allocation of income to the co-venture partner and decreased for distributions to the co-venture partner. The co-venture obligation was $71,861 and $75,450 at June 30, 2015 and December 31, 2014, respectively.
11. Noncontrolling Interests:
The Company allocates net income of the Operating Partnership based on the weighted average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 94% ownership interest in the Operating Partnership as of June 30, 2015 and December 31, 2014. The remaining 6% limited partnership interest as of June 30, 2015 and December 31, 2014 was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the 10 trading days ending on the respective balance sheet date. Accordingly, as of June 30, 2015 and December 31, 2014, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $819,392 and $877,184, respectively.
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
The Company did not sell any shares under the 2014 ATM Program during the six months ended June 30, 2015.
As of June 30, 2015, $500,000 of the ATM Shares were available to be sold under the 2014 ATM Program. Actual future sales of the ATM Shares under the 2014 ATM Program will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. The Company has no obligation to sell the ATM Shares under the 2014 ATM Program.
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
13. Acquisitions: (Continued)

Fashion Outlets of Chicago:
On October 31, 2014, the Company purchased AWE/Talisman's ownership interest in its consolidated joint venture in Fashion Outlets of Chicago for $69,987. The purchase price was funded by a cash payment of $55,867 and the settlement of the balance on the Talisman Notes of $14,120 (See Note 16—Related Party Transactions). The cash payment was funded by borrowings under the Company's line of credit. The purchase agreement includes contingent consideration based on the financial performance of Fashion Outlets of Chicago at an agreed upon date in 2016. The Company estimated the fair value of the contingent consideration as of June 30, 2015 to be $10,537, which has been included in other accrued liabilities. As a result of this acquisition, the noncontrolling interest of $76,141 was reversed.
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

Fair value of existing ownership interest (at 50% ownership)	$26,250
Carrying value of investment	(4,161)
Gain on remeasurement of assets	$22,089

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
13. Acquisitions: (Continued)

The following is the reconciliation of the purchase price to the estimated fair value of the acquired net assets:

Purchase price	$51,250
Less debt assumed	(25,000)
Carrying value of investment	4,161
Gain on remeasurement of assets	22,089
Fair value of acquired net assets (at 100% ownership)	$52,500
Since the date of acquisition, the Company has included Inland Center in its consolidated financial statements. The property has generated incremental revenue of $5,662 and incremental net income of $345 during the six months ended June 30, 2015.
Pro Forma Results of Operations:
The following pro forma financial information for the three and six months ended June 30, 2015 and 2014 assumes all of the above transactions took place on January 1, 2014:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Supplemental pro forma revenue(1)	$322,794	$325,151	$642,311	$652,768
Supplemental pro forma income from continuing operations(1)	$15,805	$21,485	$21,593	$40,846

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
The following are recent dispositions of properties:
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
On March 17, 2014, the Company sold Lake Square Mall, a 559,000 square foot regional shopping center in Leesburg, Florida, for $13,280, resulting in a loss on the sale of assets of $876. The sales price was funded by a cash payment of $3,677 and the issuance of two notes receivable totaling $9,603 (See Note 6—Tenant and Other Receivables, net). The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.
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
On June 30, 2015, the Company conveyed Great Northern Mall, an 895,000 square foot regional shopping center in Clay, New York, to the mortgage lender by a deed-in-lieu of foreclosure. The loan was nonrecourse to the Company. As a result, the Company recognized a loss on the extinguishment of debt of $1,609 (See Note 8—Mortgage Notes Payable).

15.	Commitments and Contingencies:
The Company has certain properties that are subject to non-cancelable operating ground leases. The leases expire at various times through 2098, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. Ground lease rent expense was $2,966 and $2,708 for the three months ended June 30, 2015 and 2014, respectively, and $5,911 and $5,377 for the six months ended June 30, 2015 and 2014, respectively. No contingent rent was incurred during the three and six months ended June 30, 2015 or 2014.
As of June 30, 2015, the Company was contingently liable for $2,788 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreements. At June 30, 2015, the Company had $75,701 in outstanding obligations which it believes will be settled in the next twelve months.

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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
16. Related Party Transactions: (Continued)

The following are fees charged to unconsolidated joint ventures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Management fees	$2,946	$4,890	$5,647	$9,714
Development and leasing fees	1,787	2,882	3,859	5,378
	$4,733	$7,772	$9,506	$15,092
Certain mortgage notes on the properties are held by NML (See Note 8—Mortgage Notes Payable). Interest expense in connection with these notes was $2,709 and $3,690 for the three months ended June 30, 2015 and 2014, respectively, and $5,438 and $7,398 for the six months ended June 30, 2015 and 2014, respectively. Included in accounts payable and accrued expenses is interest payable on these notes of $1,113 and $1,125 at June 30, 2015 and December 31, 2014, respectively.
The Company had loans to unconsolidated joint ventures during the three and six months ended June 30, 2014. There were no loans outstanding at June 30, 2015 and December 31, 2014. Interest income associated with these notes was $78 and $109 for the three and six months ended June 30, 2014, respectively. These loans represented initial funds advanced to development stage projects prior to construction loan funding. Accordingly, loan payables in the same amount were accrued as an obligation by the various joint ventures.
Due from affiliates included $1,639 and $3,869 of unreimbursed costs and fees due from unconsolidated joint ventures under management agreements at June 30, 2015 and December 31, 2014, respectively.
Due from affiliates at June 30, 2014 included two notes receivable from principals of AWE/Talisman ("Talisman Notes") that bore interest at 5.0% and were to mature based on the refinancing or sale of Fashion Outlets of Chicago, a 528,000 square foot outlet center in Rosemont, Illinois, or certain other specified events. AWE/Talisman was considered a related party because it had a 40% noncontrolling ownership interest in Fashion Outlets of Chicago. On October 31, 2014, in connection with the Company's acquisition of AWE/Talisman's ownership interest in Fashion Outlets of Chicago, the balance of the Talisman Notes was settled (See Note 13—Acquisitions). Interest income earned on these notes was $156 and $310 for the three and six months ended June 30, 2014, respectively.
In addition, due from affiliates at June 30, 2015 and December 31, 2014 included a note receivable from RED/303 LLC ("RED") that bears interest at 5.25% and matures on March 29, 2016. Interest income earned on this note was $131 and $154 for the three months ended June 30, 2015 and 2014, respectively, and $269 and $314 for the six months ended June 30, 2015 and 2014, respectively. The balance on this note was $10,149 and $11,027 at June 30, 2015 and December 31, 2014, respectively. RED is considered a related party because it is a partner in a joint venture development project. The note is collateralized by RED's membership interest in a development agreement.
Also included in due from affiliates is a note receivable from Lennar Corporation that bears interest at LIBOR plus 2% and matures upon the completion of certain milestones in connection with the development of Candlestick Point (See Note 4—Investments in Unconsolidated Joint Ventures). Interest income earned on this note was $450 and $883 for the three and six months ended June 30, 2015, respectively. The balance on this note was $66,219 and $65,336 at June 30, 2015 and December 31, 2014, respectively. Lennar Corporation is considered a related party because it has an ownership interest in Candlestick Point.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
LTIP Units	$3,770	$3,428	$18,998	$21,668
Stock awards	122	83	197	197
Stock units	1,136	1,039	4,333	2,721
Stock options	4	4	8	8
Phantom stock units	268	300	579	606
	$5,300	$4,854	$24,115	$25,200
The Company capitalized share and unit-based compensation costs of $561 and $519 for the three months ended June 30, 2015 and 2014, respectively, and $4,908 and $4,361 for the six months ended June 30, 2015 and 2014, respectively. Unrecognized compensation costs of share and unit-based plans at June 30, 2015 consisted of $11,752 from LTIP Units, $75 from stock awards, $5,306 from stock units, $35 from stock options and $268 from phantom stock units.
The following table summarizes the activity of the non-vested LTIP Units, stock awards, phantom stock units and stock units:

	LTIP Units		Stock Awards		Phantom Stock Units		Stock Units
	Units	Value(1)	Shares	Value(1)	Units	Value(1)	Units	Value(1)
Balance at January 1, 2015	46,695	$58.89	9,189	$59.25	9,269	$58.35	144,374	$59.94
Granted	368,508	75.98	—	—	5,460	83.19	76,340	86.64
Vested	(132,607)	86.72	(7,410)	58.65	(8,238)	71.61	(84,307)	61.11
Forfeited	—	—	—	—	(2,458)	55.62	—	—
Balance at June 30, 2015	282,596	$68.12	1,779	$61.72	4,033	$66.54	136,407	$74.66

(1)	Value represents the weighted average grant date fair value.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
17. Share and Unit-Based Plans: (Continued)

The following table summarizes the activity of the stock appreciations rights ("SARs") and stock options outstanding:

	SARs		Stock Options
	Shares	Value(1)	Shares	Value(1)
Balance at January 1, 2015	772,639	$56.67	10,068	$59.57
Granted	—	—	—	—
Exercised	(343,981)	56.88	—	—
Forfeited	—	—	—	—
Balance at June 30, 2015	428,658	$56.50	10,068	$59.57

(1)	Value represents the weighted average exercise price.
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
The income tax benefit of the TRSs are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Current	$—	$—	$—	$—
Deferred	283	2,898	1,218	3,070
Income tax benefit	$283	$2,898	$1,218	$3,070
The net operating loss carryforwards are currently scheduled to expire through 2034, beginning in 2024. Net deferred tax assets of $36,843 and $35,625 were included in deferred charges and other assets, net, at June 30, 2015 and December 31, 2014, respectively.
The tax years 2010 through 2014 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next twelve months.

19.	Subsequent Events:
On July 24, 2015, the Company announced a dividend/distribution of $0.65 per share for common stockholders and OP Unit holders of record on August 20, 2015. All dividends/distributions will be paid 100% in cash on September 8, 2015.

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
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P. (the "Operating Partnership"). As of June 30, 2015, the Operating Partnership owned or had an ownership interest in 51 regional shopping centers and eight community/power shopping centers aggregating approximately 55 million square feet of gross leasable area. These 59 regional and community/power shopping centers are referred to hereinafter as the "Centers," unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Management Companies.
The following discussion is based primarily on the consolidated financial statements of the Company for the three and six months ended June 30, 2015 and 2014. It compares the results of operations for the three months ended June 30, 2015 to the results of operations for the three months ended June 30, 2014. It also compares the results of operations and cash flows for the six months ended June 30, 2015 to the results of operations and cash flows for the six months ended June 30, 2014. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

On November 14, 2014, the Company acquired the remaining 49% ownership interest that it did not previously own in two separate joint ventures, Pacific Premier Retail LP and Queens JV LP, which together owned five Centers: Lakewood Center, a 2,075,000 square foot regional shopping center in Lakewood, California; Los Cerritos Center, a 1,287,000 square foot regional shopping center in Cerritos, California; Queens Center, a 966,000 square foot regional shopping center in Queens, New York; Stonewood Center, a 932,000 square foot regional shopping center in Downey, California; and Washington Square, a 1,444,000 square foot regional shopping center in Portland, Oregon (collectively referred to herein as the "PPRLP Queens Portfolio"). The total consideration of approximately $1.8 billion was funded by the direct issuance of approximately $1.2 billion of common stock of the Company and the assumption of the third party's pro rata share of the mortgage notes payable on the properties of $672.1 million. As a result of the acquisition, the Company recognized a gain on remeasurement of assets of $1.4 billion.
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
On April 30, 2015, the Company entered into a 50/50 joint venture with Sears to own nine freestanding stores located at Arrowhead Towne Center, Chandler Fashion Center, Danbury Fair Mall, Deptford Mall, Freehold Raceway Mall, Los Cerritos Center, South Plains Mall, Vintage Faire Mall and Washington Square. The Company invested $150.0 million for a 50% interest in the joint venture, which was funded by borrowings under the Company's line of credit.
Financing Activity:
On August 28, 2014, the Company replaced the existing loan on Mall of Victor Valley with a new $115.0 million loan that bears interest at an effective rate of 4.00% and matures on September 1, 2024.
On November 14, 2014, in connection with the acquisition of the PPRLP Queens Portfolio (See “Acquisitions and Dispositions”), the Company assumed the loans on the following Centers: Lakewood Center with a fair value of $254.9 million that bore interest at an effective rate of 1.80% and was to mature on June 1, 2015; Los Cerritos Center with a fair value of $207.5 million that bears interest at an effective rate of 1.65% and matures on July 1, 2018; Queens Center with a fair value of $600.0 million that bears interest at an effective rate of 3.49% and matures on January 1, 2025; Stonewood Center with a fair value of $111.9 million that bears interest at an effective rate of 1.80% and matures on November 1, 2017; and Washington Square with a fair value of $240.3 million that bears interest at an effective rate of 1.65% and matures on January 1, 2016.
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
On February 25, 2015, the Company paid off in full the existing loan on Lakewood Center, which resulted in a gain of $2.2 million on the early extinguishment of debt as a result of writing off the related debt premium. On May 12, 2015, the Company placed a new $410.0 million mortgage note payable on the property that bears interest at an effective rate of 3.46% and matures on June 1, 2026.
On March 3, 2015, the Company amended the loan on Fashion Outlets of Chicago. The amended $200.0 million loan bears interest at LIBOR plus 1.50% and matures on March 31, 2020.

Other Transactions and Events:
On January 1, 2015, the mortgage note payable on Great Northern Mall, an 895,000 square foot regional shopping center in Clay, New York, went into maturity default. On June 30, 2015, the Company conveyed the property to the mortgage lender by a deed-in-lieu of foreclosure and was discharged from the mortgage note payable. The mortgage note payable was a non-recourse loan. As a result, the Company recognized a loss of $1.6 million on the extinguishment of debt.
On March 9, 2015, the Company received an unsolicited, conditional proposal from Simon Property Group, Inc. (“Simon”) to acquire the Company. The Company’s Board of Directors, after consulting with its financial and legal advisors, unanimously determined that the Simon proposal substantially undervalued the Company and was not in the best interests of the Company and its stockholders. On March 20, 2015, the Company received a revised, unsolicited proposal to acquire the Company from Simon, which Simon described as its best and final proposal. The Company’s Board of Directors carefully reviewed the revised proposal with the assistance of its financial, real estate and legal advisors, and determined that the revised proposal continued to substantially undervalue the Company and that pursuing the proposed transaction at that time was not in the best interests of the Company and its stockholders.
Redevelopment and Development Activities:
The Company's joint venture in Tysons Corner Center, a 2,137,000 square foot regional shopping center in Tysons Corner, Virginia, recently completed an expansion of the property to include a 527,000 square foot office tower, a 430 unit residential tower and a 300 room Hyatt Regency hotel. The joint venture started the expansion project in October 2011 and commenced occupancy for the office tower in August 2014, the Hyatt Regency hotel in April 2015 and the residential tower in May 2015. The total cost of the project is estimated to be $524.0 million, with $262.0 million estimated to be the Company's pro rata share. The Company has funded $247.9 million of the total $495.8 million incurred by the joint venture as of June 30, 2015.
In February 2014, the Company's joint venture in Broadway Plaza started construction on the 235,000 square foot expansion of the 774,000 square foot regional shopping center in Walnut Creek, California. The joint venture expects to complete the project in phases with the first phase anticipated to be completed in Fall 2015. The total cost of the project is estimated to be $270.0 million, with $135.0 million estimated to be the Company's pro rata share. The Company has funded $69.9 million of the total $139.8 million incurred by the joint venture as of June 30, 2015.
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
Some of these estimates and assumptions include judgments on revenue recognition, estimates for common area maintenance and real estate tax accruals, provisions for uncollectible accounts, impairment of long-lived assets, the allocation of purchase price between tangible and intangible assets and estimates for environmental matters. The Company's significant accounting policies are described in more detail in Note 2—Summary of Significant Accounting Policies in the Company's Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K. However, the following policies are deemed to be critical. There have been no significant changes to the Company's critical accounting policies during the six months ended June 30, 2015.
Revenue Recognition:
Minimum rental revenues are recognized on a straight-line basis over the term of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight line rent adjustment." Currently, 70% of the leases for the retail stores in the Company's regional shopping centers ("Mall Stores") and freestanding retail stores located along the perimeter of the Company's shopping centers ("Freestanding Stores") contain provisions for CPI rent increases periodically throughout the term of the lease. Percentage rents are recognized when the tenants' specified sales targets have been met. Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred. Other tenants pay a fixed rate and these tenant recoveries are recognized as revenues on a straight-line basis over the term of the related leases.
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
For comparison of the three and six months ended June 30, 2015 to the three and six months ended June 30, 2014, the Acquisition Properties include Cascade Mall, the PPRLP Queens Portfolio and Inland Center. For comparison of the three and six months ended June 30, 2015 to the three and six months ended June 30, 2014, the Redevelopment Properties include Paradise Valley Mall, the expansion portion of Fashion Outlets of Niagara Falls USA, SouthPark Mall and Westside Pavilion. For comparison of the three and six months ended June 30, 2015 to the three and six months ended June 30, 2014, the Disposition Properties include Rotterdam Square, Somersville Towne Center, Lake Square Mall, South Towne Center, Camelback Colonnade and Great Northern Mall.
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
Tenant sales per square foot increased from $567 for the twelve months ended June 30, 2014 to $623 for the twelve months ended June 30, 2015. Occupancy rate increased from 95.4% at June 30, 2014 to 95.5% at June 30, 2015. Releasing spreads increased 17.5% for the twelve months ended June 30, 2015. These calculations exclude Centers under development or redevelopment and property dispositions (See "Acquisitions and Dispositions" and "Other Transactions and Events" in Management's Overview and Summary).
Releasing spreads remained positive as the Company was able to lease available space at higher average rents than the expiring rental rates, resulting in a releasing spread of $8.30 per square foot ($55.68 on new and renewal leases executed compared to $47.38 on leases expiring), representing a 17.5% increase for the trailing twelve months ended June 30, 2015. The Company expects that releasing spreads will continue to be positive for the remainder of 2015 as it renews or relets leases that are scheduled to expire. These leases that are scheduled to expire represent 1.1 million square feet of the Centers, accounting for 11.3% of the gross leasable area ("GLA") of Mall Stores and Freestanding Stores, for spaces 10,000 square feet and under, as of June 30, 2015.
During the trailing twelve months ended June 30, 2015, the Company signed 302 new leases and 403 renewal leases comprising approximately 1.4 million square feet of GLA, of which 1.2 million square feet related to the consolidated Centers. The annual initial average base rent for new and renewal leases was $55.68 per square foot for the trailing twelve months ended June 30, 2015 with an average tenant allowance of $14.10 per square foot.

Comparison of Three Months Ended June 30, 2015 and 2014
Revenues:
Minimum and percentage rents (collectively referred to as "rental revenue") increased by $44.1 million, or 29.1%, from 2014 to 2015. The increase in rental revenue is attributed to an increase of $49.9 million from the Acquisition Properties and $0.7 million from the Redevelopment Properties offset in part by a decrease of $6.0 million from the Disposition Properties and $0.5 million from the Same Centers. Rental revenue includes the amortization of above and below-market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below-market leases increased from $1.2 million in 2014 to $5.1 million in 2015. The amortization of straight-line rents decreased from $1.6 million in 2014 to $1.3 million in 2015. Lease termination income increased from $0.2 million in 2014 to $2.8 million in 2015.
Tenant recoveries increased $22.2 million, or 26.6%, from 2014 to 2015. This increase in tenant recoveries is attributed to an increase of $19.9 million from the Acquisition Properties and $6.0 million from the Same Centers offset in part by a decrease of $3.4 million from the Disposition Properties and $0.3 million from the Redevelopment Properties. The increase in tenant recoveries at the Same Centers is primarily due to an increase in property tax expense.
Other income increased $4.7 million from 2014 to 2015. This increase in other income is attributed to an increase of $4.0 million from the Acquisition Properties and $0.9 million from the Same Centers offset in part by a decrease of $0.2 million from the Disposition Properties.
Management Companies' revenue decreased from $8.8 million in 2014 to $6.2 million in 2015. The decrease in Management Companies' revenue is primarily due to a reduction in management and leasing fees as a result of the conversion from unconsolidated joint ventures to consolidated Centers of Cascade Mall and the PPRLP Queens Portfolio in 2014 and Inland Center in 2015 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Shopping Center and Operating Expenses:
Shopping center and operating expenses increased $12.0 million, or 14.7%, from 2014 to 2015. This increase in shopping center and operating expenses is attributed to an increase of $18.6 million from the Acquisition Properties offset in part by a decrease of $3.6 million from the Same Centers and $3.0 million from the Disposition Properties. The decrease in shopping center and operating expenses at the Same Centers is primarily due to a reduction in maintenance and utility costs offset in part by an increase in property tax expense.
Management Companies' Operating Expenses:
Management Companies' operating expenses decreased $0.7 million from 2014 to 2015.
REIT General and Administrative Expenses:
REIT general and administrative expenses increased by $2.4 million from 2014 to 2015 due to an increase in share and unit-based compensation costs.
Costs related to Unsolicited Takeover Offer:
The Company incurred $11.4 million in costs in 2015 related to evaluating and responding to an unsolicited takeover offer (See "Other Transactions and Events" in Management's Overview and Summary).
Depreciation and Amortization:
Depreciation and amortization increased $31.5 million from 2014 to 2015. The increase in depreciation and amortization is attributed to an increase of $34.3 million from the Acquisition Properties and $1.1 million from the Redevelopment Properties offset in part by a decrease of $2.8 million from the Disposition Properties and $1.1 million from the Same Centers.
Interest Expense:
Interest expense increased $9.1 million from 2014 to 2015. The increase in interest expense is attributed to an increase of $9.0 million from the Acquisition Properties and $2.8 million from borrowings under the Company's line of credit offset in part by a decrease of $2.2 million from the Same Centers and $0.5 million from the Redevelopment Properties. The decrease in interest expense at the Same Centers is primarily due to the payoff of the mortgage note payable on Fresno Fashion Fair in December 2014.

The above interest expense items are net of capitalized interest, which increased from $3.1 million in 2014 to $3.8 million in 2015.
Loss (Gain) on Extinguishment of Debt, net:
The loss on extinguishment of debt, net of $1.6 million in 2015 is due to the conveyance of Great Northern Mall to the mortgage lender by a deed-in lieu of foreclosure (See "Other Transactions and Events" in Management's Overview and Summary).
Equity in Income of Unconsolidated Joint Ventures:
Equity in income of unconsolidated joint ventures decreased $4.8 million from 2014 to 2015. The decrease is primarily attributed to the conversion from unconsolidated joint ventures to consolidated Centers of Cascade Mall and the PPRLP Queens Portfolio in 2014 and Inland Center in 2015 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Loss on Sale or Write Down of Assets, net:
Loss on sale or write down of assets, net decreased $4.8 million from 2014 to 2015. The decrease is primarily due to the decrease in impairment losses of $2.6 million, a decrease in the write off of development costs of $1.1 million and a decrease in selling costs related to assets sold in 2014.
Net Income:
Net income decreased $2.2 million from 2014 to 2015 primarily as a result of the items discussed above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO—diluted increased 16.3% from $129.8 million in 2014 to $151.0 million in 2015. For a reconciliation of FFO and FFO—diluted to net income attributable to the Company, the most directly comparable GAAP financial measure, see "Funds From Operations ("FFO")" below.
Comparison of Six Months Ended June 30, 2015 and 2014
Revenues:
Rental revenue increased by $83.6 million, or 27.3%, from 2014 to 2015. The increase in rental revenue is attributed to an increase of $97.9 million from the Acquisition Properties and $1.1 million from the Redevelopment Properties offset in part by a decrease of $12.8 million from the Disposition Properties and $2.6 million from the Same Centers. The amortization of above and below-market leases increased from $2.7 million in 2014 to $9.8 million in 2015. The amortization of straight-line rents decreased from $3.1 million in 2014 to $1.7 million in 2015. Lease termination income increased from $1.9 million in 2014 to $4.8 million in 2015.
Tenant recoveries increased $36.4 million, or 20.8%, from 2014 to 2015. This increase in tenant recoveries is attributed to an increase of $40.2 million from the Acquisition Properties and $3.5 million from the Same Centers offset in part by a decrease of $7.0 million from the Disposition Properties and $0.3 million from the Redevelopment Properties. The increase in tenant recoveries at the Same Centers is primarily due to an increase in property tax expense.
Other income increased $7.3 million from 2014 to 2015. This increase in other income is attributed to an increase of $7.6 million from the Acquisition Properties and $0.2 million from the Same Centers offset in part by a decrease of $0.4 million from the Disposition Properties and $0.1 million from the Redevelopment Properties.
Management Companies' revenue decreased from $16.9 million in 2014 to $11.8 million in 2015. The decrease in Management Companies' revenue is primarily due to a reduction in management fees as a result of the conversion from unconsolidated joint ventures to consolidated Centers of Cascade Mall and the PPRLP Queens Portfolio in 2014 and Inland Center in 2015 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Shopping Center and Operating Expenses:
Shopping center and operating expenses increased $23.3 million, or 13.5%, from 2014 to 2015. The increase in shopping center and operating expenses is attributed to an increase of $38.4 million from the Acquisition Properties and $0.4 million from the Redevelopment Properties offset in part by a decrease of $8.1 million from the Same Centers and $7.4 million from the Disposition Properties. The decrease in shopping center and operating expenses at the Same Centers is primarily due to a reduction in maintenance and utility costs offset in part by an increase in property tax expense.

Management Companies' Operating Expenses:
Management Companies' operating expenses increased $3.0 million from 2014 to 2015 due to an increase in share and unit-based compensation costs.
REIT General and Administrative Expenses:
REIT general and administrative expenses increased by $4.0 million from 2014 to 2015 due to an increase in share and unit-based compensation costs.
Costs related to Unsolicited Takeover Offer:
The Company incurred $25.0 million in costs in 2015 related to evaluating and responding to an unsolicited takeover offer (See "Other Transactions and Events" in Management's Overview and Summary).
Depreciation and Amortization:
Depreciation and amortization increased $63.5 million from 2014 to 2015. The increase in depreciation and amortization is attributed to an increase of $69.8 million from the Acquisition Properties and $2.3 million from the Redevelopment Properties offset in part by a decrease of $6.0 million from the Disposition Properties and $2.6 million from the Same Centers.
Interest Expense:
Interest expense increased $16.0 million from 2014 to 2015. The increase in interest expense was primarily attributed to increases of $16.5 million from the Acquisition Properties and $5.8 million from borrowings under the Company's line of credit offset in part by decreases of $6.3 million from the Same Centers. The decrease in interest expense at the Same Centers is primarily due to the payoff of the mortgage note payable on Fresno Fashion Fair in December 2014.
The above interest expense items are net of capitalized interest, which increased from $5.6 million in 2014 to $6.5 million in 2015.
Loss (Gain) on Extinguishment of Debt, net:
The change in loss (gain) on extinguishment of debt, net from 2014 to 2015 was $1.0 million, resulting from a loss of $0.4 million in 2014 and a gain of $0.6 million in 2015. The change is primarily attributed to the loss of $1.6 million on the extinguishment of the mortgage note payable on Great Northern Mall in 2015 (See "Other Transactions and Events" in Management's Overview and Summary), the gain of $2.2 million on the payoff of the mortgage note payable on Lakewood Center in 2015 (See "Financing Activity" in Management's Overview and Summary) and the loss of $0.4 million from the payoff of a portion of a mortgage note payable on South Plains Mall in 2014.
Equity in Income of Unconsolidated Joint Ventures:
Equity in income of unconsolidated joint ventures decreased $10.3 million from 2014 to 2015. The decrease is primarily due to the conversion from unconsolidated joint ventures to consolidated Centers of Cascade Mall and the PPRLP Queens Portfolio in 2014 and Inland Center in 2015 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Loss on Sale or Write Down of Assets, net:
Loss on sale or write down of assets, net decreased $7.3 million from 2014 to 2015. The decrease in loss on sale or write down of assets, net is primarily attributed to a decrease in the loss on the sale of assets of $3.0 million, a decrease in the loss on impairment of $2.6 million, a decrease in the loss on write off of development costs of $0.9 million and an increase in gain on the sale of land of $0.8 million.
Gain on Remeasurement of Assets:
The gain on remeasurement of assets of $22.1 million in 2015 is attributed to the purchase of the remaining 50% ownership interest in Inland Center that the Company did not previously own (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Net Income:
Net income increased $4.8 million from 2014 to 2015. The increase is primarily attributed to the remeasurement gain of $22.1 million from the acquisition of Inland Center in 2015 (See "Acquisitions and Dispositions" in Management's Overview and Summary) and a decrease in the loss on sale or write down of assets of $7.3 million offset in part by the costs related to the unsolicited takeover offer of $25.0 million in 2015 (See "Other Transactions and Events" in Management's Overview and Summary).
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO—diluted increased 13.2% from $251.4 million in 2014 to $284.5 million in 2015. For a reconciliation of FFO and FFO—diluted to net income attributable to the Company, the most directly comparable GAAP financial measure, see "Funds From Operations ("FFO")" below.
Operating Activities:
Cash provided by operating activities increased from $190.6 million in 2014 to $272.9 million in 2015. The increase was primarily due to changes in assets and liabilities and the results as discussed above.
Investing Activities:
Cash used in investing activities increased $283.3 million from 2014 to 2015. The increase in cash used in investing activities is attributed to an increase in contributions to unconsolidated joint ventures of $204.1 million, an increase in development, redevelopment and renovations of $49.8 million and a decrease in cash proceeds from the sale of assets of $24.0 million. The increase in contributions to unconsolidated joint ventures is primarily due to the acquisition of the 50% ownership interest in the Sears joint venture in 2015 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Financing Activities:
Cash from financing activities increased $239.6 million from $29.0 million used in financing activities in 2014 to $210.7 million provided by financing activities in 2015. The increase in cash provided by financing activities was primarily due to an increase in proceeds from mortgages, bank and other notes payable of $1.3 billion offset in part by an increase in payments on mortgages, bank and other notes payable of $998.5 million and an increase in cash dividends and distributions of $30.7 million.
Liquidity and Capital Resources
The Company anticipates meeting its liquidity needs for its operating expenses, debt service and dividend requirements for the next twelve months through cash generated from operations, working capital reserves and/or borrowings under its unsecured line of credit. The following tables summarize capital expenditures incurred at the Centers:

	For the Six Months Ended June 30,
(Dollars in thousands)	2015	2014
Consolidated Centers:
Acquisitions of property and equipment	$43,395	$45,599
Development, redevelopment, expansion and renovation of Centers	79,036	57,725
Tenant allowances	14,181	9,779
Deferred leasing charges	16,927	12,322
	$153,539	$125,425
Joint Venture Centers (at Company's pro rata share):
Acquisitions of property and equipment	$151,746	$790
Development, redevelopment, expansion and renovation of Centers	66,655	103,826
Tenant allowances	1,137	1,492
Deferred leasing charges	1,435	1,550
	$220,973	$107,658
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
The Company did not sell any shares under the 2014 ATM Program during the six months ended June 30, 2015.
As of June 30, 2015, $500 million of the 2014 ATM Shares were available to be sold under the 2014 ATM Program. Actual future sales of the 2014 ATM Shares will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. The Company has no obligation to sell the 2014 ATM Shares under the 2014 ATM Program.
The Company's total outstanding loan indebtedness at June 30, 2015 was $7.4 billion (consisting of $6.7 billion of consolidated debt, less $0.2 billion of noncontrolling interests, plus $0.9 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand.
The Company has a $1.5 billion revolving line of credit facility that provides for an interest rate of LIBOR plus a spread of 1.38% to 2.0%, depending on the Company's overall leverage levels, and matures on August 6, 2018. Based on the Company's leverage level as of June 30, 2015, the borrowing rate on the facility was LIBOR plus 1.50%. In addition, the line of credit can be expanded, depending on certain conditions, up to a total facility of $2.0 billion. All obligations under the facility are unconditionally guaranteed only by the Company. At June 30, 2015, total borrowings under the line of credit were $767.0 million with an average effective interest rate of 1.87%.
The Company has a $125.0 million unsecured term loan under the Company's line of credit that bears interest at LIBOR plus a spread of 1.95% to 3.20%, depending on the Company's overall leverage levels, and matures on December 8, 2018. Based on the Company's leverage level at June 30, 2015, the borrowing rate was LIBOR plus 2.20%. As of June 30, 2015, the total interest rate was 2.53%.
At June 30, 2015, the Company was in compliance with all applicable loan covenants under its agreements.
At June 30, 2015, the Company had cash and cash equivalents of $110.3 million.
Off-Balance Sheet Arrangements:
The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the consolidated balance sheets of the Company as investments in unconsolidated joint ventures.
In addition, certain joint ventures also have secured debt that could become recourse debt to the Company or its subsidiaries, in excess of the Company's pro rata share, should the joint ventures be unable to discharge the obligations of the related debt. At June 30, 2015, the balance of the debt that could be recourse to the Company was $6.5 million offset in part by an indemnity agreement from a joint venture partner for $3.3 million. The maturity of the recourse debt, net of the indemnification, is $3.2 million in 2019.

Additionally, as of June 30, 2015, the Company was contingently liable for $2.8 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
Contractual Obligations:
The following is a schedule of contractual obligations as of June 30, 2015 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)	$8,459,984	$747,327	$877,965	$3,698,156	$3,136,536
Operating lease obligations(1)	363,877	15,949	29,761	20,911	297,256
Purchase obligations(1)	75,701	75,701	—	—	—
Other long-term liabilities	374,216	335,615	3,299	3,652	31,650
	$9,273,778	$1,174,592	$911,025	$3,722,719	$3,465,442
_______________________________________________________________________________

(1)	See Note 15—Commitments and Contingencies in the Company's Notes to Consolidated Financial Statements.

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

Funds From Operations ("FFO") (Continued)
The following reconciles net income attributable to the Company to FFO and FFO-diluted for the three and six months ended June 30, 2015 and 2014 and FFO and FFO-diluted to FFO and FFO-diluted, excluding extinguishment of debt and costs related to unsolicited takeover offer for the three and six months ended June 30, 2015 and 2014 (dollars and shares in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to the Company	$14,395	$16,088	$39,006	$33,907
Adjustments to reconcile net income attributable to the Company to FFO—basic and diluted:
Noncontrolling interests in the Operating Partnership	961	1,154	2,596	2,419
Loss on sale or write down of assets, net—consolidated assets	4,671	9,455	3,736	11,065
Loss (gain) on remeasurement of assets—consolidated assets	14	—	(22,089)	—
Add: noncontrolling interests share of (loss) gain on sale or write down of assets—consolidated assets	—	(39)	112	(39)
Add: gain on sale of undepreciated assets—consolidated assets	—	122	944	122
(Gain) loss on sale or write down of assets— unconsolidated joint ventures, net(1)	(139)	3,310	(139)	3,372
Add: gain on sale of undepreciated assets—unconsolidated joint ventures(1)	142	2	142	—
Depreciation and amortization—consolidated assets	119,333	87,801	239,951	176,457
Less: noncontrolling interests in depreciation and amortization—consolidated assets	(3,745)	(5,387)	(7,536)	(10,846)
Depreciation and amortization—unconsolidated joint ventures(1)	18,658	19,952	34,269	40,327
Less: depreciation on personal property	(3,297)	(2,633)	(6,465)	(5,400)
FFO—basic and diluted	150,993	129,825	284,527	251,384
Loss (gain) on extinguishment of debt, net—consolidated assets	1,609	—	(636)	358
FFO excluding extinguishment of debt, net—diluted	152,602	129,825	283,891	251,742
Costs related to unsolicited takeover offer	11,423	—	24,995	—
FFO excluding extinguishment of debt and costs related to unsolicited takeover offer—diluted	$164,025	$129,825	$308,886	$251,742
Weighted average number of FFO shares outstanding for:
FFO—basic (2)	169,079	151,007	168,966	150,883
Adjustments for impact of dilutive securities in computing FFO-diluted:
Share and unit based compensation plans	132	142	168	98
FFO—diluted (3)	169,211	151,149	169,134	150,981

(1)	Unconsolidated joint ventures are presented at the Company's pro rata share.

(2)
Calculated based upon basic net income as adjusted to reach basic FFO. Includes 10.6 million and 10.1 million OP Units for the three months ended June 30, 2015 and 2014, respectively, and 10.5 million and 10.1 million OP Units for the six months ended June 30, 2015 and 2014, respectively.

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
The following table sets forth information as of June 30, 2015 concerning the Company's long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the twelve months ended June 30,
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long-term debt:
Fixed rate	$718,347	$100,102	$619,059	$568,872	$489,825	$3,019,082	$5,515,287	$5,503,716
Average interest rate	4.03%	3.22%	3.28%	2.64%	3.71%	3.89%	3.68%
Floating rate	—	131,921	—	892,000	200,000	—	1,223,921	1,195,355
Average interest rate	—%	2.52%	—%	1.94%	1.84%	—%	1.99%
Total debt—Consolidated Centers	$718,347	$232,023	$619,059	$1,460,872	$689,825	$3,019,082	$6,739,208	$6,699,071
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long-term debt (at Company's pro rata share):
Fixed rate	$110,198	$61,461	$14,670	$15,216	$15,764	$589,176	$806,485	$818,707
Average interest rate	7.04%	6.30%	3.67%	3.67%	3.68%	3.72%	4.36%
Floating rate	1,096	1,205	65,119	9,363	10,349	—	87,132	85,951
Average interest rate	2.28%	2.24%	2.28%	2.08%	2.20%	—%	2.25%
Total debt—Unconsolidated Joint Venture Centers	$111,294	$62,666	$79,789	$24,579	$26,113	$589,176	$893,617	$904,658
The consolidated Centers' total fixed rate debt at June 30, 2015 and December 31, 2014 was $5.5 billion and $5.2 billion, respectively. The average interest rate on such fixed rate debt at June 30, 2015 and December 31, 2014 was 3.68% and 3.63%, respectively. The consolidated Centers' total floating rate debt at June 30, 2015 and December 31, 2014 was $1.2 billion and $1.1 billion, respectively. The average interest rate on such floating rate debt at June 30, 2015 and December 31, 2014 was 1.99% and 2.11%, respectively.
The Company's pro rata share of the unconsolidated joint venture Centers' fixed rate debt at June 30, 2015 and December 31, 2014 was $806.5 million and $882.5 million, respectively. The average interest rate on such fixed rate debt at June 30, 2015 and December 31, 2014 was 4.36% and 4.50%, respectively. The Company's pro rata share of the unconsolidated joint venture Centers' floating rate debt at June 30, 2015 and December 31, 2014 was $87.1 million and $115.4 million, respectively. The average interest rate on such floating rate debt at June 30, 2015 and December 31, 2014 was 2.25% and 2.59%, respectively.
In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $13.1 million per year based on $1.3 billion of floating rate debt outstanding at June 30, 2015.
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
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of June 30, 2015, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
In addition, there has been no change in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION
Item 1.   Legal Proceedings
None of the Company, the Operating Partnership, the Management Companies or their respective affiliates are currently involved in any material legal proceedings, although from time-to-time they are involved in various legal proceedings that arise in the ordinary course of business.
Item 1A.  Risk Factors
There have been no material changes to the risk factors relating to the Company set forth under the caption "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
On May 4, 2015, the Company, as general partner of the Operating Partnership, issued 300 shares of common stock of the Company upon the redemption of 300 OP Units by a limited partner of the Operating Partnership. These shares of common stock were issued in a private placement to the limited partner, who is an accredited investor pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
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
3.1.11
Articles Supplementary of the Company (reclassification of Series E Preferred Stock to Preferred Stock) (incorporated by reference as an exhibit to the Company’s Current Report on Form 8-K, event date May 7, 2015).

3.1.12
Articles Supplementary of the Company (repeal of election to be subject to Section 3-803 of the Maryland General Corporation Law) (incorporated by reference as an exhibit to the Company’s Current Report on Form 8-K, event date May 28, 2015).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date January 29, 2014).
4.1
Rights Agreement, dated March 17, 2015, between the Company and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference as an exhibit to the Company’s Current Report on Form 8-K, event date March 18, 2015).

4.2
Amendment No. 1 to Rights Agreement, dated May 7, 2015, between the Company and Computershare Trust Company, N.A., as Rights Agent (Termination of Rights Plan) (incorporated by reference as an exhibit to the Company’s Current Report on Form 8‑K, event date May 7, 2015).

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

THE MACERICH COMPANY
		By:	/s/ Thomas E. O'Hern
Thomas E. O'Hern
Senior Executive Vice President and Chief Financial Officer
Date:	August 4, 2015		(Principal Financial Officer)