Form 10-Q
period 2015-09-30
MACERICH CO
filed 2015-11-05
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
YES ☐       NO ☒
Number of shares outstanding as of November 4, 2015 of the registrant's common stock, par value $0.01 per share: 158,327,709 shares

THE MACERICH COMPANY
FORM 10-Q

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS:
Property, net	$11,031,476	$11,067,890
Cash and cash equivalents	93,009	84,907
Restricted cash	11,564	13,530
Tenant and other receivables, net	123,067	132,026
Deferred charges and other assets, net	734,373	759,061
Due from affiliates	78,476	80,232
Investments in unconsolidated joint ventures	1,278,216	984,132
Total assets	$13,350,181	$13,121,778
LIABILITIES AND EQUITY:
Mortgage notes payable:
Related parties	$282,413	$289,039
Others	5,407,170	5,115,482
Total	5,689,583	5,404,521
Bank and other notes payable	1,136,575	887,879
Accounts payable and accrued expenses	92,207	115,406
Other accrued liabilities	524,055	568,716
Distributions in excess of investments in unconsolidated joint ventures	24,856	29,957
Co-venture obligation	68,689	75,450
Total liabilities	7,535,965	7,081,929
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 158,518,091 and 158,201,996 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	1,585	1,582
Additional paid-in capital	5,087,698	5,041,797
Retained earnings	338,693	596,741
Total stockholders' equity	5,427,976	5,640,120
Noncontrolling interests	386,240	399,729
Total equity	5,814,216	6,039,849
Total liabilities and equity	$13,350,181	$13,121,778
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Minimum rents	$194,183	$150,395	$578,075	$451,248
Percentage rents	5,992	4,072	11,816	9,295
Tenant recoveries	106,339	90,059	317,629	264,909
Other	14,477	10,614	42,801	31,638
Management Companies	5,271	8,352	17,070	25,248
Total revenues	326,262	263,492	967,391	782,338
Expenses:
Shopping center and operating expenses	94,950	85,352	290,491	257,583
Management Companies' operating expenses	21,012	21,508	67,719	65,185
REIT general and administrative expenses	6,688	5,339	22,660	17,339
Costs related to unsolicited takeover offer	209	—	25,204	—
Depreciation and amortization	117,486	89,741	357,437	266,199
	240,345	201,940	763,511	606,306
Interest expense:
Related parties	2,690	3,671	8,128	11,069
Other	52,266	44,132	155,010	128,872
	54,956	47,803	163,138	139,941
Loss (gain) on extinguishment of debt, net	27	46	(609)	405
Total expenses	295,328	249,789	926,040	746,652
Equity in income of unconsolidated joint ventures	10,817	16,935	28,185	44,607
Co-venture expense	(2,954)	(2,144)	(7,897)	(6,175)
Income tax benefit	859	689	2,077	3,759
(Loss) gain on sale or write down of assets, net	(3,342)	9,561	(7,078)	(1,504)
Gain on remeasurement of assets	—	—	22,089	—
Net income	36,314	38,744	78,727	76,373
Less net income attributable to noncontrolling interests	2,717	2,830	6,124	6,552
Net income attributable to the Company	$33,597	$35,914	$72,603	$69,821
Earnings per common share—net income attributable to common stockholders:
Basic	$0.21	$0.25	$0.46	$0.49
Diluted	$0.21	$0.25	$0.45	$0.49
Weighted average number of common shares outstanding:
Basic	158,517,000	140,916,000	158,452,000	140,859,000
Diluted	158,634,000	141,060,000	158,603,000	140,975,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENT OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Stockholders' Equity
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2015	158,201,996	$1,582	$5,041,797	$596,741	$5,640,120	$399,729	$6,039,849
Net income	—	—	—	72,603	72,603	6,124	78,727
Amortization of share and unit-based plans	225,190	2	29,086	—	29,088	—	29,088
Employee stock purchases	11,349	—	745	—	745	—	745
Distributions paid ($1.95) per share	—	—	—	(330,651)	(330,651)	—	(330,651)
Distributions to noncontrolling interests	—	—	—	—	—	(1,751)	(1,751)
Contributions from noncontrolling interests	—	—	—	—	—	23	23
Other	—	—	(1,593)	—	(1,593)	—	(1,593)
Conversion of noncontrolling interests to common shares	79,556	1	1,558	—	1,559	(1,559)	—
Redemption of noncontrolling interests	—	—	(170)	—	(170)	(51)	(221)
Adjustment of noncontrolling interests in Operating Partnership	—	—	16,275	—	16,275	(16,275)	—
Balance at September 30, 2015	158,518,091	$1,585	$5,087,698	$338,693	$5,427,976	$386,240	$5,814,216
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$78,727	$76,373
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on extinguishment of debt, net	(609)	405
Loss on sale or write down of assets, net	7,078	1,504
Gain on remeasurement of assets	(22,089)	—
Depreciation and amortization	362,681	273,765
Amortization of net premium on mortgage notes payable	(17,891)	(4,056)
Amortization of share and unit-based plans	23,629	25,217
Straight-line rent adjustment	(4,512)	(4,440)
Amortization of above and below-market leases	(13,905)	(5,730)
Provision for doubtful accounts	3,766	3,452
Income tax benefit	(2,077)	(3,759)
Equity in income of unconsolidated joint ventures	(28,185)	(44,607)
Distributions of income from unconsolidated joint ventures	2,700	886
Co-venture expense	7,897	6,175
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables	7,379	(1,416)
Other assets	5,232	(7,011)
Due from affiliates	1,756	(1,290)
Accounts payable and accrued expenses	2,770	780
Other accrued liabilities	(696)	(19,342)
Net cash provided by operating activities	413,651	296,906
Cash flows from investing activities:
Acquisitions of property	(26,250)	(15,233)
Development, redevelopment, expansion and renovation of properties	(208,485)	(129,750)
Property improvements	(34,541)	(32,375)
Proceeds from notes receivable	1,368	3,169
Deferred leasing costs	(24,797)	(19,402)
Distributions from unconsolidated joint ventures	66,643	55,688
Contributions to unconsolidated joint ventures	(336,806)	(257,963)
Loans to unconsolidated joint ventures, net	—	(605)
Proceeds from sale of assets	11,655	51,350
Restricted cash	(546)	2,722
Net cash used in investing activities	(551,759)	(342,399)

THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands) (Unaudited)
	For the Nine Months Ended September 30,
	2015	2014
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	1,800,671	580,967
Payments on mortgages, bank and other notes payable	(1,262,628)	(229,099)
Deferred financing costs	(5,160)	(1,126)
Payment of finance deposits	(38,567)	—
Proceeds from share and unit-based plans	745	645
Redemption of noncontrolling interests	(221)	(236)
Contribution from noncontrolling interests	23	—
Purchase of noncontrolling interest	(1,593)	—
Payment of contingent consideration	—	(18,667)
Dividends and distributions	(332,402)	(286,206)
Distributions to co-venture partner	(14,658)	(12,021)
Net cash provided by financing activities	146,210	34,257
Net increase (decrease) in cash and cash equivalents	8,102	(11,236)
Cash and cash equivalents, beginning of period	84,907	69,715
Cash and cash equivalents, end of period	$93,009	$58,479
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$178,263	$136,233
Non-cash investing and financing transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$39,717	$50,817
Assumption of mortgage note payable from unconsolidated joint venture	$50,000	$—
Mortgage note payable settled by deed-in-lieu of foreclosure	$34,149	$—
Acquisition of property in exchange for investment in unconsolidated joint venture	$76,250	$15,767
Notes receivable issued in connection with sale of property	$—	$9,603
Conversion of Operating Partnership Units to common stock	$1,559	$984
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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of September 30, 2015, the Company was the sole general partner of and held a 94% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
2. Summary of Significant Accounting Policies: (Continued)

Recent Accounting Pronouncements:
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue From Contracts With Customers,” which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year. Accordingly, ASU 2014-09 is effective for the Company beginning January 1, 2018, with early adoption permitted beginning January 1, 2017. The Company does not expect the adoption of this standard to have a significant impact on the consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU 2015-02 is effective for the Company beginning January 1, 2016. Early adoption is permitted. The Company does not expect the adoption of this standard to have a significant impact on the consolidated financial statements.
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
In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments," which requires adjustments to provisional amounts used in business combinations during the measurement period to be recognized in the reporting period in which the adjustment amounts are determined. It also requires the disclosure of the impact on changes in estimates on earnings, depreciation, amortization and other income effects. ASU 2015-16 is effective for the Company beginning January 1, 2016. The Company does not expect the adoption of this standard to have a significant impact on the consolidated financial statements.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

3.	Earnings per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of earnings per share for the three and nine months ended September 30, 2015 and 2014 (shares in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator
Net income	$36,314	$38,744	$78,727	$76,373
Net income attributable to noncontrolling interests	(2,717)	(2,830)	(6,124)	(6,552)
Net income attributable to the Company	33,597	35,914	72,603	69,821
Allocation of earnings to participating securities	(147)	(122)	(442)	(373)
Numerator for basic and diluted earnings per share—net income attributable to common stockholders	$33,450	$35,792	$72,161	$69,448
Denominator
Denominator for basic earnings per share—weighted average number of common shares outstanding	158,517	140,916	158,452	140,859
Effect of dilutive securities:(1)
Share and unit-based compensation plans	117	144	151	116
Denominator for diluted earnings per share—weighted average number of common shares outstanding	158,634	141,060	158,603	140,975
Earnings per common share—net income attributable to common stockholders:
Basic	$0.21	$0.25	$0.46	$0.49
Diluted	$0.21	$0.25	$0.45	$0.49

(1)
Diluted EPS excludes 138,759 and 184,304 convertible preferred units for the three months ended September 30, 2015 and 2014, respectively, and 139,330 and 184,304 convertible preferred units for the nine months ended September 30, 2015 and 2014, respectively, as their impact was antidilutive.

Diluted EPS excludes 10,576,632 and 10,110,716 Operating Partnership units ("OP Units") for the three months ended September 30, 2015 and 2014, respectively, and 10,557,254 and 10,072,321 OP Units for the nine months ended September 30, 2015 and 2014, respectively, as their impact was antidilutive.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

4.	Investments in Unconsolidated Joint Ventures:
The Company has made the following recent investments and dispositions in its unconsolidated joint ventures:
On June 4, 2014, the Company acquired the remaining 49% ownership interest in Cascade Mall, a 589,000 square foot regional shopping center in Burlington, Washington, that it did not previously own for a cash payment of $15,233. The Company purchased Cascade Mall from its joint venture partner in Pacific Premier Retail LLC. The cash payment was funded by borrowings under the Company's line of credit. Prior to the acquisition, the Company had accounted for its investment in Cascade Mall under the equity method of accounting. Since the date of acquisition, the Company has included Cascade Mall in its consolidated financial statements (See Note 13—Acquisitions).
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
On November 14, 2014, the Company acquired the remaining 49% ownership interest that it did not previously own in two separate joint ventures, Pacific Premier Retail LLC and Queens JV LP, which together owned five Centers: Lakewood Center, a 2,075,000 square foot regional shopping center in Lakewood, California; Los Cerritos Center, a 1,294,000 square foot regional shopping center in Cerritos, California; Queens Center, a 963,000 square foot regional shopping center in Queens, New York; Stonewood Center, a 931,000 square foot regional shopping center in Downey, California; and Washington Square, a 1,441,000 square foot regional shopping center in Portland, Oregon (collectively referred to herein as the "PPRLP Queens Portfolio"). The total consideration of $1,838,886 was funded by the direct issuance of $1,166,777 of common stock of the Company (See Note 12—Stockholders' Equity) and the assumption of the third party's pro rata share of the mortgage notes payable on the properties of $672,109. Prior to the acquisition, the Company had accounted for its investment in these joint ventures under the equity method of accounting. Since the date of acquisition, the Company has included the PPRLP Queens Portfolio in its consolidated financial statements (See Note 13—Acquisitions).
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

On September 30, 2015, the Company reached an agreement with GIC to form a joint venture, whereby the Company would sell a 40% ownership interest in five centers for a total sales price of approximately $1,534,000, including cash payments and the assumption of a pro rata share of mortgage and other notes payable on the properties. On October 30, 2015, the Company completed the sale of a 40% ownership interest in Lakewood Center, a 2,075,000 square foot regional shopping center in Lakewood, California; Los Cerritos Center, a 1,294,000 square foot regional shopping center in Cerritos, California; South Plains Mall, a 1,127,000 square foot regional shopping center in Lubbock, Texas; and Washington Square, a 1,441,000 square foot regional shopping center in Portland, Oregon (See Note 19—Subsequent Events). The Company expects the sale of a 40% ownership interest in Arrowhead Towne Center, a 1,196,000 square foot regional shopping center in Glendale, Arizona; which is subject to usual and customary closing conditions, will be completed in the first quarter of 2016. This joint venture is referred to herein as the "MAC GIC JV".
On September 30, 2015, the Company reached an agreement with Heitman LLC to form a joint venture, whereby the Company would sell a 49% ownership interest in Deptford Mall, a 1,040,000 square foot regional shopping center in Deptford, New Jersey; FlatIron Crossing, a 1,430,000 square foot regional shopping center in Broomfield, Colorado; and Twenty Ninth Street, an 847,000 square foot regional shopping center in Boulder, Colorado. The sales price of approximately $770,000 will include a cash payment and the assumption of a pro rata share of the mortgage notes payable on the properties. The joint venture is referred to herein as the "MAC Heitman JV". The completion of the MAC Heitman JV transaction, which is subject to usual and customary closing conditions, is expected to close in the first quarter of 2016.
Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	September 30, 2015	December 31, 2014
Assets(1):
Properties, net	$3,288,060	$2,967,878
Other assets	253,070	208,726
Total assets	$3,541,130	$3,176,604
Liabilities and partners' capital(1):
Mortgage notes payable(2)	$1,818,390	$2,038,379
Other liabilities	180,809	195,766
Company's capital	786,825	489,349
Outside partners' capital	755,106	453,110
Total liabilities and partners' capital	$3,541,130	$3,176,604
Investments in unconsolidated joint ventures:
Company's capital	$786,825	$489,349
Basis adjustment(3)	466,535	464,826
	$1,253,360	$954,175

Assets—Investments in unconsolidated joint ventures	$1,278,216	$984,132
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(24,856)	(29,957)
	$1,253,360	$954,175

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

(1)
These amounts include the assets of Tysons Corner LLC of $278,100 and $341,931 as of September 30, 2015 and December 31, 2014, respectively, and liabilities of Tysons Corner LLC of $836,659 and $871,933 as of September 30, 2015 and December 31, 2014, respectively.

(2)
Certain mortgage notes payable could become recourse debt to the Company should the joint venture be unable to discharge the obligations of the related debt. As of September 30, 2015 and December 31, 2014, a total of $5,000 and $33,540, respectively, could become recourse debt to the Company. As of September 30, 2015 and December 31, 2014, the Company had an indemnity agreement from a joint venture partner for $2,500 and $16,770, respectively, of the guaranteed amount.

Included in mortgage notes payable are amounts due to an affiliate of Northwestern Mutual Life ("NML") of $463,821 and $606,263 as of September 30, 2015 and December 31, 2014, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates—Broadway Plaza. Interest expense on these borrowings was $6,385 and $9,645 for the three months ended September 30, 2015 and 2014, respectively, and $22,976 and $28,992 for the nine months ended September 30, 2015 and 2014, respectively.

(3)
The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $3,348 and $948 for the three months ended September 30, 2015 and 2014, respectively, and $3,188 and $3,227 for the nine months ended September 30, 2015 and 2014, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	Pacific Premier Retail LLC	Tysons Corner LLC	Other Joint Ventures	Total
Three Months Ended September 30, 2015
Revenues:
Minimum rents	$—	$17,667	$58,186	$75,853
Percentage rents	—	7	3,554	3,561
Tenant recoveries	—	12,305	19,955	32,260
Other	—	869	7,819	8,688
Total revenues	—	30,848	89,514	120,362
Expenses:
Shopping center and operating expenses	—	10,010	33,340	43,350
Interest expense	—	8,466	10,559	19,025
Depreciation and amortization	—	5,600	29,053	34,653
Total operating expenses	—	24,076	72,952	97,028
Gain on sale or write down of assets, net	—	—	3,573	3,573
Loss on early extinguishment of debt	—	—	(3)	(3)
Net income	$—	$6,772	$20,132	$26,904
Company's equity in net income	$—	$452	$10,365	$10,817
Three Months Ended September 30, 2014
Revenues:
Minimum rents	$25,095	$15,542	$61,522	$102,159
Percentage rents	653	115	3,683	4,451
Tenant recoveries	11,495	11,757	26,235	49,487
Other	962	678	9,523	11,163
Total revenues	38,205	28,092	100,963	167,260
Expenses:
Shopping center and operating expenses	9,959	9,694	37,384	57,037
Interest expense	9,643	8,107	17,651	35,401
Depreciation and amortization	8,199	5,162	24,006	37,367
Total operating expenses	27,801	22,963	79,041	129,805
Loss on sale or write down of assets, net	(732)	—	(6)	(738)
Net income	$9,672	$5,129	$21,916	$36,717
Company's equity in net income	$4,379	$988	$11,568	$16,935

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

	Pacific Premier Retail LLC	Tysons Corner LLC	Other Joint Ventures	Total
Nine Months Ended September 30, 2015
Revenues:
Minimum rents	$—	$51,824	$162,854	$214,678
Percentage rents	—	426	7,565	7,991
Tenant recoveries	—	36,776	59,187	95,963
Other	—	2,260	20,861	23,121
Total revenues	—	91,286	250,467	341,753
Expenses:
Shopping center and operating expenses	—	29,527	93,482	123,009
Interest expense	—	24,968	33,837	58,805
Depreciation and amortization	—	16,626	80,796	97,422
Total operating expenses	—	71,121	208,115	279,236
Gain on sale or write down of assets, net	—	—	3,996	3,996
Loss on early extinguishment of debt	—	—	(3)	(3)
Net income	$—	$20,165	$46,345	$66,510
Company's equity in net income	$—	$5,286	$22,899	$28,185
Nine Months Ended September 30, 2014
Revenues:
Minimum rents	$76,829	$47,516	$173,710	$298,055
Percentage rents	1,862	719	7,915	10,496
Tenant recoveries	34,614	35,140	75,606	145,360
Other	3,652	2,294	25,821	31,767
Total revenues	116,957	85,669	283,052	485,678
Expenses:
Shopping center and operating expenses	31,772	29,374	101,522	162,668
Interest expense	29,572	23,590	56,717	109,879
Depreciation and amortization	25,747	14,520	66,768	107,035
Total operating expenses	87,091	67,484	225,007	379,582
Loss on sale or write down of assets, net	(7,044)	—	(66)	(7,110)
Net income	$22,822	$18,185	$57,979	$98,986
Company's equity in net income	$9,865	$4,357	$30,385	$44,607
Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

5.	Property, net:
Property, net consists of the following:

	September 30, 2015	December 31, 2014
Land	$2,238,048	$2,242,291
Buildings and improvements	9,524,581	9,479,337
Tenant improvements	628,014	600,436
Equipment and furnishings	166,632	152,554
Construction in progress	409,631	303,264
	12,966,906	12,777,882
Less accumulated depreciation	(1,935,430)	(1,709,992)
	$11,031,476	$11,067,890
Depreciation expense was $90,540 and $68,663 for the three months ended September 30, 2015 and 2014, respectively, and $271,861 and $205,158 for the nine months ended September 30, 2015 and 2014, respectively.
The (loss) gain on sale or write down of assets, net includes an impairment loss of $4,318 and $238 for the three months ended September 30, 2015 and 2014, respectively, and $10,234 and $8,754 for the nine months ended September 30, 2015 and 2014, respectively. The impairment losses were due to the reduction of the estimated holding periods of Flagstaff Mall, a regional shopping center in Flagstaff, Arizona and a freestanding store in 2015 and three freestanding stores in 2014.
The (loss) gain on sale or write down of assets, net includes the gain on the sale of assets of $1,080 and $8,872 for the three months ended September 30, 2015 and 2014, respectively, and $2,402 and $7,187 for the nine months ended September 30, 2015 and 2014, respectively. The gain on sale of assets, net for the three and nine months ended September 30, 2014 includes the $9,033 gain on the sale of the Company's 30% ownership interest in Wilshire Boulevard (See Note 4—Investments in Unconsolidated Joint Ventures). The gain on the sale of assets for the nine months ended September 30, 2014 also includes the loss from the sales of Rotterdam Square, Somersville Towne Center and Lake Square Mall in 2014 (See Note 14—Dispositions).
The (loss) gain on sale or write down of assets, net includes the gain on the sale of land of $1,056 for the nine months ended September 30, 2015, and $927 and $1,165 for the three and nine months ended September 30, 2014, respectively.
The (loss) gain on sale or write down of assets, net also includes the write off of development costs of $104 for the three months ended September 30, 2015, and $302 and $1,102 for the nine months ended September 30, 2015 and 2014, respectively.

6.	Tenant and Other Receivables, net:
Included in tenant and other receivables, net, is an allowance for doubtful accounts of $3,273 and $3,234 at September 30, 2015 and December 31, 2014, respectively. Also included in tenant and other receivables, net, are accrued percentage rents of $3,480 and $13,436 at September 30, 2015 and December 31, 2014, respectively, and a deferred rent receivable due to straight-line rent adjustments of $60,516 and $57,278 at September 30, 2015 and December 31, 2014, respectively.
On March 17, 2014, in connection with the sale of Lake Square Mall (See Note 14—Dispositions), the Company issued a note receivable for $6,500 that bears interest at an effective rate of 6.5% and matures on March 17, 2018 ("LSM Note A") and a note receivable for $3,103 that bore interest at 5.0% and was to mature on December 31, 2014 ("LSM Note B"). On September 2, 2014, the balance of LSM Note B was paid in full. LSM Note A is collateralized by a trust deed on Lake Square Mall. At September 30, 2015 and December 31, 2014, LSM Note A had a balance of $6,371 and $6,436, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

7.	Deferred Charges and Other Assets, net:
Deferred charges and other assets, net consist of the following:

	September 30, 2015	December 31, 2014
Leasing	$246,144	$239,955
Financing	49,020	47,171
Intangible assets:
In-place lease values	274,407	298,825
Leasing commissions and legal costs	69,680	72,432
Above-market leases	257,869	250,810
Deferred tax assets	37,727	35,625
Deferred compensation plan assets	35,419	35,194
Other assets	93,405	66,246
	1,063,671	1,046,258
Less accumulated amortization(1)	(329,298)	(287,197)
	$734,373	$759,061

(1)
Accumulated amortization includes $120,754 and $103,361 relating to in-place lease values, leasing commissions and legal costs at September 30, 2015 and December 31, 2014, respectively. Amortization expense of in-place lease values, leasing commissions and legal costs was $16,864 and $11,850 for the three months ended September 30, 2015 and 2014, respectively, and $57,208 and $35,948 for the nine months ended September 30, 2015 and 2014, respectively.

The allocated values of above-market leases and below-market leases consist of the following:

	September 30, 2015	December 31, 2014
Above-Market Leases
Original allocated value	$257,869	$250,810
Less accumulated amortization	(76,292)	(59,696)
	$181,577	$191,114
Below-Market Leases(1)
Original allocated value	$364,577	$375,033
Less accumulated amortization	(111,374)	(93,511)
	$253,203	$281,522

(1)	Below-market leases are included in other accrued liabilities.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

8.	Mortgage Notes Payable:
Mortgage notes payable at September 30, 2015 and December 31, 2014 consist of the following:

	Carrying Amount of Mortgage Notes(1)
	September 30, 2015		December 31, 2014
Property Pledged as Collateral	Related Party	Other	Related Party	Other	Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Arrowhead Towne Center	$—	$223,089	$—	$228,703	2.76%	$1,131	2018
Chandler Fashion Center(5)	—	200,000	—	200,000	3.77%	625	2019
Danbury Fair Mall	112,018	112,018	114,265	114,264	5.53%	1,538	2020
Deptford Mall	—	194,869	—	197,815	3.76%	947	2023
Deptford Mall	—	14,074	—	14,285	6.46%	101	2016
Eastland Mall	—	168,000	—	168,000	5.79%	811	2016
Fashion Outlets of Chicago(6)	—	200,000	—	119,329	1.84%	278	2020
Fashion Outlets of Niagara Falls USA	—	119,320	—	121,376	4.89%	727	2020
Flagstaff Mall(7)	—	37,000	—	37,000	5.03%	153	2015
FlatIron Crossing	—	256,448	—	261,494	3.90%	1,393	2021
Freehold Raceway Mall(5)	—	226,147	—	229,244	4.20%	1,132	2018
Great Northern Mall(8)	—	—	—	34,494	—	—	—
Green Acres Mall	—	308,623	—	313,514	3.61%	1,447	2021
Kings Plaza Shopping Center	—	473,205	—	480,761	3.67%	2,229	2019
Lakewood Center(9)	—	408,114	—	253,708	3.46%	1,825	2026
Los Cerritos Center(10)	99,962	99,963	103,274	103,274	1.65%	1,009	2018
Northgate Mall(11)	—	64,000	—	64,000	3.07%	130	2017
Oaks, The	—	207,055	—	210,197	4.14%	1,064	2022
Pacific View	—	131,154	—	133,200	4.08%	668	2022
Queens Center	—	600,000	—	600,000	3.49%	1,744	2025
Santa Monica Place	—	226,422	—	230,344	2.99%	1,004	2018
SanTan Village Regional Center	—	131,636	—	133,807	3.14%	589	2019
Stonewood Center	—	106,963	—	111,297	1.80%	640	2017
Superstition Springs Center(12)	—	67,842	—	68,079	2.03%	139	2016
Towne Mall	—	22,304	—	22,607	4.48%	117	2022
Tucson La Encantada	70,433	—	71,500	—	4.23%	368	2022
Valley Mall	—	40,745	—	41,368	5.85%	280	2016
Valley River Center(13)	—	—	—	120,000	—	—	—
Victor Valley, Mall of	—	115,000	—	115,000	4.00%	380	2024
Vintage Faire Mall(14)	—	277,441	—	—	3.55%	1,256	2026
Washington Square(15)	—	228,095	—	238,696	1.65%	1,499	2016
Westside Pavilion	—	147,643	—	149,626	4.49%	783	2022
	$282,413	$5,407,170	$289,039	$5,115,482

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

Property Pledged as Collateral	September 30, 2015	December 31, 2014
Arrowhead Towne Center	$9,263	$11,568
Deptford Mall	(4)	(8)
Fashion Outlets of Niagara Falls USA	4,718	5,414
Lakewood Center	—	3,708
Los Cerritos Center	14,153	17,965
Stonewood Center	5,877	7,980
Superstition Springs Center	342	579
Valley Mall	(66)	(132)
Washington Square	2,502	9,847
	$36,785	$56,921

(2)	The interest rate disclosed represents the effective interest rate, including the debt premiums (discounts) and deferred finance costs.

(3)	The monthly debt service represents the payment of principal and interest.

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

(6)
On March 3, 2015, the Company amended the loan on the property. The amended $200,000 loan bears interest at LIBOR plus 1.50% and matures on March 31, 2020. At September 30, 2015 and December 31, 2014, the total interest rate was 1.84% and 2.97%, respectively.

(7)	The Company is negotiating with the loan servicer, which will likely result in a transition of the property to the loan servicer or a receiver.

(8)
On June 30, 2015, the Company conveyed the property to the mortgage lender by a deed-in-lieu of foreclosure, which resulted in a loss of $1,627 on the extinguishment of debt (See Note 14—Dispositions).

(9)
On February 25, 2015, the Company paid off in full the loan on the property, which resulted in a gain of $2,245 on the early extinguishment of debt as a result of writing off the related debt premium. On May 12, 2015, the Company placed a new $410,000 loan on the property that bears interest at an effective rate of 3.46% and matures on June 1, 2026. On October 30, 2015, in connection with the MAC GIC JV transaction, a 40% interest in the loan was assumed by a third party (See Note 19—Subsequent Events).

(10)
On October 30, 2015, the Company replaced the existing loan on the property with a new $525,000 loan that bears interest at 4.00% and matures on November 1, 2027. Concurrently, in connection with the MAC GIC JV transaction, a 40% interest in the loan was assumed by a third party (See Note 19—Subsequent Events).

(11)	The loan bears interest at LIBOR plus 2.25% and matures on March 1, 2017. At September 30, 2015 and December 31, 2014, the total interest rate was 3.07% and 3.05%, respectively.

(12)	The loan bears interest at LIBOR plus 2.30% and matures on October 28, 2016. At September 30, 2015 and December 31, 2014, the total interest rate was 2.03% and 1.98%, respectively.

(13)	On July 31, 2015, the Company paid off in full the loan on the property, which resulted in a loss of $9 on the early extinguishment of debt.

(14)	On February 19, 2015, the Company placed a $280,000 loan on the property that bears interest at an effective rate of 3.55% and matures on March 6, 2026.

(15)
On October 5, 2015, the Company paid off in full the existing loan on the property. On October 29, 2015, the Company placed a new $550,000 loan on the property that bears interest at 3.65% and matures on November 1, 2022. On October 30, 2015, in connection with the MAC GIC JV transaction, a 40% interest in the loan was assumed by a third party (See Note 19—Subsequent Events).

Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
8. Mortgage Notes Payable: (Continued)

Most of the Company's mortgage notes payable are secured by the properties on which they are placed and are non-recourse to the Company. As of September 30, 2015 and December 31, 2014, a total of $13,500 and $73,165, respectively, of the mortgage notes payable could become recourse to the Company.
The Company expects that all loan maturities during the next twelve months, except for the loan on Flagstaff Mall, will be refinanced, restructured, extended and/or paid-off from the Company's line of credit or with cash on hand.
Total interest expense capitalized was $3,629 and $3,930 during the three months ended September 30, 2015 and 2014, respectively, and $10,095 and $9,513 during the nine months ended September 30, 2015 and 2014, respectively.
Related party mortgage notes payable are amounts due to an affiliate of NML. See Note 16—Related Party Transactions for interest expense associated with loans from NML.
The estimated fair value (Level 2 measurement) of mortgage notes payable at September 30, 2015 and December 31, 2014 was $5,662,080 and $5,455,453, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

9.	Bank and Other Notes Payable:
Bank and other notes payable consist of the following:
Line of Credit:
The Company has a $1,500,000 revolving line of credit that bears interest at LIBOR plus a spread of 1.38% to 2.0%, depending on the Company's overall leverage level, and matures on August 6, 2018. Based on the Company's leverage level as of September 30, 2015, the borrowing rate on the facility was LIBOR plus 1.50%. In addition, the line of credit can be expanded, depending on certain conditions, up to a total facility of $2,000,000. As of September 30, 2015 and December 31, 2014, borrowings under the line of credit were $1,002,000 and $752,000, respectively, at an average interest rate of 1.88% and 1.89%, respectively. The estimated fair value (Level 2 measurement) of the line of credit at September 30, 2015 and December 31, 2014 was $996,765 and $713,989, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
Term Loan:
On December 8, 2011, the Company obtained a $125,000 unsecured term loan under the line of credit that bore interest at LIBOR plus a spread of 1.95% to 3.20%, depending on the Company's overall leverage level, and was to mature on December 8, 2018. Based on the Company's leverage level as of September 30, 2015, the borrowing rate was LIBOR plus 2.20%. As of September 30, 2015 and December 31, 2014, the total interest rate was 2.53% and 2.25%, respectively. The estimated fair value (Level 2 measurement) of the term loan at September 30, 2015 and December 31, 2014 was $125,438 and $119,780, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt. On October 23, 2015, the Company paid off the term loan in full.
Prasada Note:
On March 29, 2013, the Company issued a $13,330 note payable that bears interest at 5.25% and matures on March 29, 2016. The note payable is collateralized by a portion of a development reimbursement agreement with the City of Surprise, Arizona. At September 30, 2015 and December 31, 2014, the note had a balance of $9,575 and $10,879, respectively. The estimated fair value (Level 2 measurement) of the note at September 30, 2015 and December 31, 2014 was $9,680 and $11,178, respectively, based on current interest rates for comparable notes. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the collateral for the underlying debt.
As of September 30, 2015 and December 31, 2014, the Company was in compliance with all applicable financial loan covenants.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

10.	Co-Venture Arrangement:
On September 30, 2009, the Company formed a joint venture, whereby a third party acquired a 49.9% interest in Freehold Raceway Mall, a 1,669,000 square foot regional shopping center in Freehold, New Jersey, and Chandler Fashion Center, a 1,320,000 square foot regional shopping center in Chandler, Arizona.
As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the venture formation, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The transaction has been accounted for as a profit-sharing arrangement, and accordingly the assets, liabilities and operations of the properties remain on the books of the Company and a co-venture obligation was established for the amount of $168,154, representing the net cash proceeds received from the third party. The co-venture obligation is increased for the allocation of income to the co-venture partner and decreased for distributions to the co-venture partner. The co-venture obligation was $68,689 and $75,450 at September 30, 2015 and December 31, 2014, respectively.
11. Noncontrolling Interests:
The Company allocates net income of the Operating Partnership based on the weighted average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 94% ownership interest in the Operating Partnership as of September 30, 2015 and December 31, 2014. The remaining 6% limited partnership interest as of September 30, 2015 and December 31, 2014 was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the 10 trading days ending on the respective balance sheet date. Accordingly, as of September 30, 2015 and December 31, 2014, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $815,341 and $877,184, respectively.
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
Stock Buyback Program:
On September 30, 2015, the Company's Board of Directors authorized the repurchase of up to $1,200,000 of the Company's outstanding common shares over the period ending September 30, 2017, as market conditions warrant. Repurchases may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated stock repurchase transactions, or other methods of acquiring shares and pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, from time to time as permitted by securities laws and other legal requirements.

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
The Company did not sell any shares under the 2014 ATM Program during the nine months ended September 30, 2015.
As of September 30, 2015, $500,000 of the ATM Shares were available to be sold under the 2014 ATM Program. Actual future sales of the ATM Shares under the 2014 ATM Program will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. The Company has no obligation to sell the ATM Shares under the 2014 ATM Program.
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
Fashion Outlets of Chicago:
On October 31, 2014, the Company purchased AWE/Talisman's ownership interest in its consolidated joint venture in Fashion Outlets of Chicago for $69,987. The purchase price was funded by a cash payment of $55,867 and the settlement of the balance on the Talisman Notes of $14,120 (See Note 16—Related Party Transactions). The cash payment was funded by borrowings under the Company's line of credit. The purchase agreement includes contingent consideration based on the financial performance of Fashion Outlets of Chicago at an agreed upon date in 2016. The Company estimated the fair value of the contingent consideration as of September 30, 2015 to be $10,743, which has been included in other accrued liabilities. As a result of this acquisition, the noncontrolling interest of $76,141 was reversed.
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
The following is a summary of the allocation of the fair value of the PPRLP Queens Portfolio:

Property	$3,711,819
Deferred charges	155,892
Cash and cash equivalents	28,890
Restricted cash	5,113
Tenant receivables	5,438
Other assets	127,244
Total assets acquired	4,034,396
Mortgage notes payable	1,414,659
Accounts payable	5,669
Due to affiliates	2,680
Other accrued liabilities	230,210
Total liabilities assumed	1,653,218
Fair value of acquired net assets (at 100% ownership)	$2,381,178

The Company determined that the purchase price represented the fair value of the additional ownership interest in the PPRLP Queens Portfolio that was acquired.

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
The following is a summary of the allocation of the fair value of Inland Center:

Property	$91,871
Deferred charges	9,752
Other assets	5,782
Total assets acquired	107,405
Mortgage note payable	50,000
Other accrued liabilities	4,905
Total liabilities assumed	54,905
Fair value of acquired net assets (at 100% ownership)	$52,500

The Company determined that the purchase price represented the fair value of the additional ownership interest in Inland Center that was acquired.

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
Since the date of acquisition, the Company has included Inland Center in its consolidated financial statements. The property has generated incremental revenue of $9,175 and incremental net income of $910 during the nine months ended September 30, 2015.
Pro Forma Results of Operations:
The following pro forma financial information for the three and nine months ended September 30, 2015 and 2014 assumes all of the above transactions took place on January 1, 2014:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Supplemental pro forma revenue(1)	$326,262	$332,656	$968,482	$983,402
Supplemental pro forma income from continuing operations(1)	$36,360	$38,989	$58,808	$81,106

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
On June 30, 2015, the Company conveyed Great Northern Mall, an 895,000 square foot regional shopping center in Clay, New York, to the mortgage lender by a deed-in-lieu of foreclosure. The loan was nonrecourse to the Company. As a result, the Company recognized a loss on the extinguishment of debt of $1,627 (See Note 8—Mortgage Notes Payable).

15.	Commitments and Contingencies:
The Company has certain properties that are subject to non-cancelable operating ground leases. The leases expire at various times through 2098, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. Ground lease rent expense was $2,968 and $2,667 for the three months ended September 30, 2015 and 2014, respectively, and $8,879 and $8,044 for the nine months ended September 30, 2015 and 2014, respectively. No contingent rent was incurred during the three and nine months ended September 30, 2015 or 2014.
As of September 30, 2015, the Company was contingently liable for $2,788 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreements. At September 30, 2015, the Company had $79,960 in outstanding obligations which it believes will be settled in the next twelve months.

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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
16. Related Party Transactions: (Continued)

The following are fees charged to unconsolidated joint ventures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Management fees	$1,346	$4,613	$6,993	$14,328
Development and leasing fees	1,342	3,046	5,201	8,424
	$2,688	$7,659	$12,194	$22,752
Certain mortgage notes on the properties are held by NML (See Note 8—Mortgage Notes Payable). Interest expense in connection with these notes was $2,690 and $3,671 for the three months ended September 30, 2015 and 2014, respectively, and $8,128 and $11,069 for the nine months ended September 30, 2015 and 2014, respectively. Included in accounts payable and accrued expenses is interest payable on these notes of $1,106 and $1,125 at September 30, 2015 and December 31, 2014, respectively.
The Company had loans to unconsolidated joint ventures during the three and nine months ended September 30, 2014. There were no loans outstanding at September 30, 2015 and December 31, 2014. Interest income associated with these notes was $53 and $162 for the three and nine months ended September 30, 2014, respectively. These loans represented initial funds advanced to development stage projects prior to construction loan funding. Accordingly, loan payables in the same amount were accrued as an obligation by the various joint ventures.
Due from affiliates included $2,084 and $3,869 of unreimbursed costs and fees due from unconsolidated joint ventures under management agreements at September 30, 2015 and December 31, 2014, respectively.
Due from affiliates at September 30, 2014 included two notes receivable from principals of AWE/Talisman ("Talisman Notes") that bore interest at 5.0% and were to mature based on the refinancing or sale of Fashion Outlets of Chicago, a 538,000 square foot outlet center in Rosemont, Illinois, or certain other specified events. AWE/Talisman was considered a related party because it had a 40% noncontrolling ownership interest in Fashion Outlets of Chicago. On October 31, 2014, in connection with the Company's acquisition of AWE/Talisman's ownership interest in Fashion Outlets of Chicago, the balance of the Talisman Notes was settled (See Note 13—Acquisitions). Interest income earned on these notes was $156 and $467 for the three and nine months ended September 30, 2014, respectively.
In addition, due from affiliates at September 30, 2015 and December 31, 2014 included a note receivable from RED/303 LLC ("RED") that bears interest at 5.25% and matures on March 29, 2016. Interest income earned on this note was $128 and $154 for the three months ended September 30, 2015 and 2014, respectively, and $397 and $468 for the nine months ended September 30, 2015 and 2014, respectively. The balance on this note was $9,705 and $11,027 at September 30, 2015 and December 31, 2014, respectively. RED is considered a related party because it is a partner in a joint venture development project. The note is collateralized by RED's membership interest in a development agreement.
Also included in due from affiliates is a note receivable from Lennar Corporation that bears interest at LIBOR plus 2% and matures upon the completion of certain milestones in connection with the development of Candlestick Point (See Note 4—Investments in Unconsolidated Joint Ventures). Interest income earned on this note was $468 and $1,351 for the three and nine months ended September 30, 2015, respectively. The balance on this note was $66,687 and $65,336 at September 30, 2015 and December 31, 2014, respectively. Lennar Corporation is considered a related party because it has an ownership interest in Candlestick Point.

17.	Share and Unit-Based Plans:
Under the Long-Term Incentive Plan ("LTIP"), each award recipient is issued a form of operating partnership units ("LTIP Units") in the Operating Partnership. Upon the occurrence of specified events and subject to the satisfaction of applicable vesting conditions, LTIP Units (after conversion into OP Units) are ultimately redeemable for common stock of the Company, or cash at the Company's option, on a one-unit for one-share basis. LTIP Units receive cash dividends based on the dividend

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
17. Share and Unit-Based Plans: (Continued)

amount paid on the common stock of the Company. The LTIP may include both market-indexed awards and service-based awards. The market-indexed LTIP Units vest over the service period of the award based on the percentile ranking of the Company in terms of total return to the stockholders (the "Total Return") per common stock share relative to the Total Return of a group of peer REITs, as measured at the end of the measurement period.
On January 1, 2015, the Company granted 49,451 LTIP Units with a grant date fair value of $83.41 per LTIP Unit that will vest in equal annual installments over a service period ending December 31, 2017. Concurrently, the Company granted 186,450 market-indexed LTIP Units ("2015 LTIP Units") at a grant date fair value of $66.37 per LTIP Unit that vest over a service period ending December 31, 2015. The 2015 LTIP Units were equally divided between two types of awards. The terms of both types of awards were the same, except one award has an additional 3% absolute total stockholder return requirement, which if it is not met, then such LTIP Units will not vest. The fair value of the 2015 LTIP Units was estimated on the date of grant using a Monte Carlo Simulation model that assumed a risk free interest rate of 0.25% and an expected volatility of 16.81%.
On March 6, 2015, the Company granted 132,607 LTIP Units at a fair value of $86.72 per LTIP Unit that were fully vested on the grant date.
The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
LTIP Units	$3,812	$3,465	$22,810	$25,133
Stock awards	28	84	225	281
Stock units	881	1,134	5,214	3,775
Stock options	4	4	12	12
Phantom stock units	248	296	827	902
	$4,973	$4,983	$29,088	$30,103
The Company capitalized share and unit-based compensation costs of $551 and $525 for the three months ended September 30, 2015 and 2014, respectively, and $5,459 and $4,886 for the nine months ended September 30, 2015 and 2014, respectively. Unrecognized compensation costs of share and unit-based plans at September 30, 2015 consisted of $7,940 from LTIP Units, $48 from stock awards, $4,251 from stock units, $31 from stock options and $135 from phantom stock units.
The following table summarizes the activity of the non-vested LTIP Units, stock awards, phantom stock units and stock units:

	LTIP Units		Stock Awards		Phantom Stock Units		Stock Units
	Units	Value(1)	Shares	Value(1)	Units	Value(1)	Units	Value(1)
Balance at January 1, 2015	46,695	$58.89	9,189	$59.25	9,269	$58.35	144,374	$59.94
Granted	368,508	75.98	—	—	7,056	80.68	76,531	86.61
Vested	(132,607)	86.72	(7,410)	58.65	(11,839)	70.82	(84,498)	61.14
Forfeited	—	—	—	—	(2,458)	55.62	—	—
Balance at September 30, 2015	282,596	$68.12	1,779	$61.72	2,028	$66.52	136,407	$74.66

(1)	Value represents the weighted average grant date fair value.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
17. Share and Unit-Based Plans: (Continued)

The following table summarizes the activity of the stock appreciations rights ("SARs") and stock options outstanding:

	SARs		Stock Options
	Shares	Value(1)	Shares	Value(1)
Balance at January 1, 2015	772,639	$56.67	10,068	$59.57
Granted	—	—	—	—
Exercised	(344,981)	56.88	—	—
Forfeited	—	—	—	—
Balance at September 30, 2015	427,658	$56.50	10,068	$59.57

(1)	Value represents the weighted average exercise price.
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
The income tax benefit of the TRSs are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Current	$—	$—	$—	$—
Deferred	859	689	2,077	3,759
Income tax benefit	$859	$689	$2,077	$3,759
The net operating loss carryforwards are currently scheduled to expire through 2034, beginning in 2024. Net deferred tax assets of $37,727 and $35,625 were included in deferred charges and other assets, net at September 30, 2015 and December 31, 2014, respectively.
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
On October 5, 2015, the Company paid off the existing $225,593 mortgage note payable on Washington Square. The Company funded the payoff from borrowings on its line of credit.
On October 23, 2015, the Company placed a $200,000 mortgage note payable on South Plains Mall that bears interest at 4.22% and matures on November 6, 2025. The Company used the cash proceeds to pay down its line of credit and for general corporate purposes. Concurrently, the Company paid off in full its $125,000 term loan.
On October 23, 2015, the Company announced a dividend/distribution of $0.68 per share for common stockholders and OP Unit holders of record on November 12, 2015. All dividends/distributions will be paid 100% in cash on December 4, 2015.
On October 29, 2015, the Company placed a $550,000 loan on Washington Square that bears interest at 3.65% and matures on November 1, 2022. The Company used the cash proceeds to pay down its line of credit and for general corporate purposes.
On October 30, 2015, the Company replaced the existing loan on Los Cerritos Center (See Note 8—Mortgage Notes Payable) with a new $525,000 loan that bears interest at 4.00% and matures on November 1, 2027. The Company used the cash proceeds to pay down its line of credit and for general corporate purposes.
On October 30, 2015, in connection with the MAC GIC JV transaction, the Company sold a 40% ownership interest in Pacific Premier Retail LLC, which owns Lakewood Center, Los Cerritos Center, South Plains Mall and Washington Square. The sales price of approximately $1,250,000 was funded by the assumption of the pro rata share of mortgage notes payable on the properties of approximately $713,000 and a cash payment of approximately $537,000. Included in the debt assumed was the pro rata share of a $100,000 term loan that bears interest at LIBOR plus 1.20% and matures on October 31, 2022 that was placed on the joint venture concurrently with the completion of the sale. The Company intends to use these cash proceeds to pay down its line of credit, fund the special dividends as discussed below and for other general corporate purposes, which may include any repurchases of the Company's common stock under the recently authorized stock buyback program (See Note 12—Stockholders' Equity).
On October 30, 2015, the Company declared two special dividends/distributions, each of $2.00 per share of common stock and per OP Unit.  The first dividend/distribution is payable on December 8, 2015 to stockholders and OP Unit holders of record on November 12, 2015.  The second dividend/distribution is payable on January 6, 2016 to common stockholders and OP Unit holders of record on November 12, 2015.

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
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P. (the "Operating Partnership"). As of September 30, 2015, the Operating Partnership owned or had an ownership interest in 51 regional shopping centers and eight community/power shopping centers aggregating approximately 55 million square feet of gross leasable area. These 59 regional and community/power shopping centers are referred to hereinafter as the "Centers," unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Management Companies.
The following discussion is based primarily on the consolidated financial statements of the Company for the three and nine months ended September 30, 2015 and 2014. It compares the results of operations for the three months ended September 30, 2015 to the results of operations for the three months ended September 30, 2014. It also compares the results of operations and cash flows for the nine months ended September 30, 2015 to the results of operations and cash flows for the nine months ended September 30, 2014. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
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
On June 4, 2014, the Company acquired the remaining 49% ownership interest in Cascade Mall, a 592,000 square foot regional shopping center in Burlington, Washington, that it did not previously own for a cash payment of $15.2 million. The Company purchased Cascade Mall from its joint venture partner in Pacific Premier Retail LLC. The cash payment was funded by borrowings under the Company's line of credit.
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
On October 31, 2014, the Company acquired the remaining 40% ownership interest in Fashion Outlets of Chicago, a 538,000 square foot outlet center in Rosemont, Illinois, that it did not previously own for $70.0 million. The purchase price was funded by a cash payment of $55.9 million and the settlement of $14.1 million in notes receivable. The cash payment was funded by borrowings under the Company's line of credit.
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
On November 14, 2014, the Company acquired the remaining 49% ownership interest that it did not previously own in two separate joint ventures, Pacific Premier Retail LLC and Queens JV LP, which together owned five Centers: Lakewood Center, a 2,075,000 square foot regional shopping center in Lakewood, California; Los Cerritos Center, a 1,294,000 square foot regional shopping center in Cerritos, California; Queens Center, a 963,000 square foot regional shopping center in Queens, New York; Stonewood Center, a 931,000 square foot regional shopping center in Downey, California; and Washington Square, a 1,441,000 square foot regional shopping center in Portland, Oregon (collectively referred to herein as the "PPRLP Queens Portfolio"). The total consideration of approximately $1.8 billion was funded by the direct issuance of approximately $1.2 billion of common stock of the Company and the assumption of the third party's pro rata share of the mortgage notes payable on the properties of $672.1 million. As a result of the acquisition, the Company recognized a gain on remeasurement of assets of $1.4 billion.
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
On April 30, 2015, the Company entered into a 50/50 joint venture with Sears to own nine freestanding stores (the "Sears Portfolio") located at Arrowhead Towne Center, Chandler Fashion Center, Danbury Fair Mall, Deptford Mall, Freehold Raceway Mall, Los Cerritos Center, South Plains Mall, Vintage Faire Mall and Washington Square. The Company invested $150.0 million for a 50% interest in the joint venture, which was funded by borrowings under the Company's line of credit. The Company accounts for this joint venture under the equity method of accounting.
On September 30, 2015, the Company reached an agreement with GIC to form a joint venture, whereby the Company would sell a 40% ownership interest in five centers for a total sales price of approximately $1.5 billion, including cash payments and the assumption of a pro rata share of the mortgages and other notes payable on the properties. On October 30, 2015, the Company completed the sale of a 40% ownership interest in Lakewood Center, a 2,075,000 square foot regional shopping center in Lakewood, California; Los Cerritos Center, a 1,294,000 square foot regional shopping center in Cerritos, California; South Plains Mall, a 1,127,000 square foot regional shopping center in Lubbock, Texas; and Washington Square, a 1,441,000 square foot regional shopping center in Portland, Oregon. The sales price of approximately $1.3 billion was funded by a cash payment of approximately $537.0 million and the assumption of a pro rata share of the mortgage notes payable on the properties of approximately $713.0 million. The Company expects the sale of a 40% ownership interest in Arrowhead Towne Center, a 1,196,000 square foot regional shopping center in Glendale, Arizona; which is subject to usual and customary closing conditions, to be completed in the first quarter of 2016. This joint venture is referred to herein as the "MAC GIC JV".
On September 30, 2015, the Company reached an agreement with Heitman LLC to form a joint venture, whereby the Company would sell a 49% ownership interest in Deptford Mall, a 1,040,000 square foot regional shopping center in Deptford, New Jersey; FlatIron Crossing, a 1,430,000 square foot regional shopping center in Broomfield, Colorado; and Twenty Ninth Street, an 847,000 square foot regional shopping center in Boulder, Colorado. The sales price of approximately $770.0 million will include a cash payment and the assumption of a pro rata share of the mortgage notes payable on the properties. The joint venture is referred to herein as the "MAC Heitman JV". The completion of the MAC Heitman JV transaction, which is subject to usual and customary closing conditions, is expected to close in the first quarter of 2016.
Financing Activity:
On August 28, 2014, the Company replaced the existing loan on Mall of Victor Valley with a new $115.0 million loan that bears interest at an effective rate of 4.00% and matures on September 1, 2024.

On November 14, 2014, in connection with the acquisition of the PPRLP Queens Portfolio (See “Acquisitions and Dispositions”), the Company assumed the loans on the following Centers: Lakewood Center with a fair value of $254.9 million that bore interest at an effective rate of 1.80% and was to mature on June 1, 2015; Los Cerritos Center with a fair value of $207.5 million that bore interest at an effective rate of 1.65% and was to mature on July 1, 2018; Queens Center with a fair value of $600.0 million that bears interest at an effective rate of 3.49% and matures on January 1, 2025; Stonewood Center with a fair value of $111.9 million that bears interest at an effective rate of 1.80% and matures on November 1, 2017; and Washington Square with a fair value of $240.3 million that bore interest at an effective rate of 1.65% and was to mature on January 1, 2016.
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
On October 5, 2015, the Company paid off in full the existing mortgage note payable on Washington Square. On October 29, 2015, the Company placed a new $550.0 million loan on the property that bears interest at 3.65% and matures on November 1, 2022.
On October 23, 2015, the Company placed a $200.0 million mortgage note payable on South Plains Mall that bears interest at 4.22% and matures on November 6, 2025.
On October 30, 2015, the Company replaced the existing loan on Los Cerritos Center with a new $525.0 million loan that bears interest at 4.00% and matures on November 1, 2027.
On October 30, 2015, in connection with the formation of the MAC GIC JV (See "Acquisitions and Dispositions"), the joint venture obtained a $100.0 million term loan that bears interest at LIBOR plus 1.20% and matures on October 31, 2022.
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
The Company is negotiating with the loan servicer, which will likely result in a transition of Flagstaff Mall to the loan servicer or a receiver.

Redevelopment and Development Activities:
In February 2014, the Company's joint venture in Broadway Plaza started construction on the 235,000 square foot expansion of the 774,000 square foot regional shopping center in Walnut Creek, California. The joint venture expects to complete the project in phases with the first phase anticipated to be completed in Fall 2015. The total cost of the project is estimated to be $270.0 million, with $135.0 million estimated to be the Company's pro rata share. The Company has funded $81.9 million of the total $163.8 million incurred by the joint venture as of September 30, 2015.
The Company is currently expanding Green Acres Mall, a 1,806,000 square foot regional center in Valley Stream, New York to include a 335,000 square foot power center. The project started in July 2015 and is expected to be completed in late 2016. As of September 30, 2015, the Company has incurred $37.1 million in costs and estimates that the total cost of the project to be approximately $105.0 million.
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
Some of these estimates and assumptions include judgments on revenue recognition, estimates for common area maintenance and real estate tax accruals, provisions for uncollectible accounts, impairment of long-lived assets, the allocation of purchase price between tangible and intangible assets and estimates for environmental matters. The Company's significant accounting policies are described in more detail in Note 2—Summary of Significant Accounting Policies in the Company's Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K. However, the following policies are deemed to be critical. There have been no significant changes to the Company's critical accounting policies during the nine months ended September 30, 2015.
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
For comparison of the three months ended September 30, 2015 to the three months ended September 30, 2014, the Acquisition Properties include the PPRLP Queens Portfolio and Inland Center. For comparison of the nine months ended September 30, 2015 to the nine months ended September 30, 2014, the Acquisition Properties include Cascade Mall, the PPRLP Queens Portfolio and Inland Center.
For comparison of the three and nine months ended September 30, 2015 to the three and nine months ended September 30, 2014, the Redevelopment Properties include Paradise Valley Mall, the expansion portion of Fashion Outlets of Niagara Falls USA, SouthPark Mall and Westside Pavilion. For comparison of the three and nine months ended September 30, 2015 to the three and nine months ended September 30, 2014, the Disposition Properties include Rotterdam Square, Somersville Towne Center, Lake Square Mall, South Towne Center, Camelback Colonnade and Great Northern Mall.
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
Tenant sales per square foot increased from $571 for the twelve months ended September 30, 2014 to $630 for the twelve months ended September 30, 2015. Occupancy rate decreased from 95.6% at September 30, 2014 to 95.4% at September 30, 2015. Releasing spreads increased 16.3% for the twelve months ended September 30, 2015. These calculations exclude Centers under development or redevelopment and property dispositions (See "Acquisitions and Dispositions" and "Other Transactions and Events" in Management's Overview and Summary).
Releasing spreads remained positive as the Company was able to lease available space at higher average rents than the expiring rental rates, resulting in a releasing spread of $7.96 per square foot ($56.93 on new and renewal leases executed compared to $48.97 on leases expiring), representing a 16.3% increase for the trailing twelve months ended September 30, 2015. The Company expects that releasing spreads will continue to be positive for the remainder of 2015 as it renews or relets leases that are scheduled to expire. These leases that are scheduled to expire represent 1.1 million square feet of the Centers, accounting for 11.3% of the gross leasable area ("GLA") of Mall Stores and Freestanding Stores, for spaces 10,000 square feet and under, as of September 30, 2015.
During the trailing twelve months ended September 30, 2015, the Company signed 333 new leases and 407 renewal leases comprising approximately 1.4 million square feet of GLA, of which 1.3 million square feet related to the consolidated Centers. The annual initial average base rent for new and renewal leases was $56.93 per square foot for the trailing twelve months ended September 30, 2015 with an average tenant allowance of $14.83 per square foot.

Comparison of Three Months Ended September 30, 2015 and 2014
Revenues:
Minimum and percentage rents (collectively referred to as "rental revenue") increased by $45.7 million, or 29.6%, from 2014 to 2015. The increase in rental revenue is attributed to an increase of $49.7 million from the Acquisition Properties, $1.8 million from the Same Centers and $1.3 million from the Redevelopment Properties offset in part by a decrease of $7.1 million from the Disposition Properties. Rental revenue includes the amortization of above and below-market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below-market leases increased from $3.0 million in 2014 to $4.1 million in 2015. The amortization of straight-line rents increased from $1.3 million in 2014 to $2.8 million in 2015. Lease termination income increased from $1.6 million in 2014 to $3.1 million in 2015.
Tenant recoveries increased $16.3 million, or 18.1%, from 2014 to 2015. This increase in tenant recoveries is attributed to an increase of $21.0 million from the Acquisition Properties offset in part by a decrease of $3.6 million from the Disposition Properties, $0.6 million from the Same Centers and $0.5 million from the Redevelopment Properties.
Other income increased $3.9 million from 2014 to 2015. This increase in other income is attributed to an increase of $4.1 million from the Acquisition Properties and $0.1 million from the Redevelopment Properties offset in part by a decrease of $0.3 million from the Disposition Properties.

Management Companies' revenue decreased from $8.4 million in 2014 to $5.3 million in 2015. The decrease in Management Companies' revenue is primarily due to a reduction in management and leasing fees as a result of the conversion from unconsolidated joint ventures to consolidated Centers of Cascade Mall and the PPRLP Queens Portfolio in 2014 and Inland Center in 2015 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Shopping Center and Operating Expenses:
Shopping center and operating expenses increased $9.6 million, or 11.2%, from 2014 to 2015. This increase in shopping center and operating expenses is attributed to an increase of $19.6 million from the Acquisition Properties offset in part by a decrease of $5.2 million from the Same Centers, $4.0 million from the Disposition Properties and $0.8 million from the Redevelopment Properties. The decrease in shopping center and operating expenses at the Same Centers is primarily due to a reduction in maintenance and utility costs offset in part by an increase in property tax expense.
Management Companies' Operating Expenses:
Management Companies' operating expenses decreased $0.5 million from 2014 to 2015.
REIT General and Administrative Expenses:
REIT general and administrative expenses increased by $1.3 million from 2014 to 2015 due to an increase in share and unit-based compensation costs.
Costs related to Unsolicited Takeover Offer:
The Company incurred $0.2 million in costs in 2015 related to evaluating and responding to an unsolicited takeover offer (See "Other Transactions and Events" in Management's Overview and Summary).
Depreciation and Amortization:
Depreciation and amortization increased $27.7 million from 2014 to 2015. The increase in depreciation and amortization is attributed to an increase of $32.0 million from the Acquisition Properties and $1.2 million from the Redevelopment Properties offset in part by a decrease of $3.3 million from the Disposition Properties and $2.2 million from the Same Centers.
Interest Expense:
Interest expense increased $7.2 million from 2014 to 2015. The increase in interest expense is attributed to an increase of $10.5 million from the Acquisition Properties, $2.2 million from borrowings under the Company's line of credit and $0.1 million from the term loan offset in part by a decrease of $3.1 million from the Same Centers, $1.6 million from the Redevelopment Properties and $0.9 million from the Disposition Properties. The decrease in interest expense at the Same Centers is primarily due to the payoff of the mortgage note payable on Fresno Fashion Fair in December 2014.
The above interest expense items are net of capitalized interest, which decreased from $3.9 million in 2014 to $3.6 million in 2015.

Equity in Income of Unconsolidated Joint Ventures:
Equity in income of unconsolidated joint ventures decreased $6.1 million from 2014 to 2015. The decrease is primarily attributed to the conversion from unconsolidated joint ventures to consolidated Centers of the PPRLP Queens Portfolio in 2014 and Inland Center in 2015 offset in part by the acquisition of the interest in the Sears Portfolio (See "Acquisitions and Dispositions" in Management's Overview and Summary).
(Loss) Gain on Sale or Write Down of Assets, net:
The change in (loss) gain on sale or write down of assets, net from 2014 to 2015 was $12.9 million, resulting from a gain of $9.6 million in 2014 and a loss of $3.3 million in 2015. The change is primarily due to the $9.0 million gain on the sale of Wilshire Boulevard in 2014 (See "Acquisitions and Dispositions" in Management's Overview and Summary) and the $4.3 million loss on impairment in 2015.
Net Income:
Net income decreased $2.4 million from 2014 to 2015 primarily as a result of the items discussed above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted increased 28.6% from $132.5 million in 2014 to $170.5 million in 2015. For a reconciliation of FFO attributable to common stockholders and unit holders and FFO attributable to common stockholders and unit holders—diluted to net income attributable to the Company, the most directly comparable GAAP financial measure, see "Funds From Operations ("FFO")" below.
Comparison of Nine Months Ended September 30, 2015 and 2014
Revenues:
Rental revenue increased by $129.3 million, or 28.1%, from 2014 to 2015. The increase in rental revenue is attributed to an increase of $147.4 million from the Acquisition Properties and $2.3 million from the Redevelopment Properties offset in part by a decrease of $20.3 million from the Disposition Properties and $0.1 million from the Same Centers. The amortization of above and below-market leases increased from $5.7 million in 2014 to $13.9 million in 2015. The amortization of straight-line rents increased from $4.4 million in 2014 to $4.5 million in 2015. Lease termination income increased from $3.5 million in 2014 to $7.9 million in 2015.
Tenant recoveries increased $52.7 million, or 19.9%, from 2014 to 2015. This increase in tenant recoveries is attributed to an increase of $61.2 million from the Acquisition Properties and $2.9 million from the Same Centers offset in part by a decrease of $10.6 million from the Disposition Properties and $0.8 million from the Redevelopment Properties. The increase in tenant recoveries at the Same Centers is primarily due to an increase in property tax expense.
Other income increased $11.2 million from 2014 to 2015. This increase in other income is attributed to an increase of $11.7 million from the Acquisition Properties and $0.1 million from the Same Centers offset in part by a decrease of $0.6 million from the Disposition Properties.
Management Companies' revenue decreased from $25.2 million in 2014 to $17.1 million in 2015. The decrease in Management Companies' revenue is primarily due to a reduction in management fees as a result of the conversion from unconsolidated joint ventures to consolidated Centers of Cascade Mall and the PPRLP Queens Portfolio in 2014 and Inland Center in 2015 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Shopping Center and Operating Expenses:
Shopping center and operating expenses increased $32.9 million, or 12.8%, from 2014 to 2015. The increase in shopping center and operating expenses is attributed to an increase of $57.9 million from the Acquisition Properties offset in part by a decrease of $13.3 million from the Same Centers, $11.4 million from the Disposition Properties and $0.3 million from the Redevelopment Properties. The decrease in shopping center and operating expenses at the Same Centers is primarily due to a reduction in maintenance and utility costs offset in part by an increase in property tax expense.
Management Companies' Operating Expenses:
Management Companies' operating expenses increased $2.5 million from 2014 to 2015 due to an increase in share and unit-based compensation costs.

REIT General and Administrative Expenses:
REIT general and administrative expenses increased by $5.3 million from 2014 to 2015 due to an increase in share and unit-based compensation costs.
Costs related to Unsolicited Takeover Offer:
The Company incurred $25.2 million in costs in 2015 related to evaluating and responding to an unsolicited takeover offer (See "Other Transactions and Events" in Management's Overview and Summary).
Depreciation and Amortization:
Depreciation and amortization increased $91.2 million from 2014 to 2015. The increase in depreciation and amortization is attributed to an increase of $101.7 million from the Acquisition Properties and $3.5 million from the Redevelopment Properties offset in part by a decrease of $9.6 million from the Disposition Properties and $4.4 million from the Same Centers.
Interest Expense:
Interest expense increased $23.2 million from 2014 to 2015. The increase in interest expense was primarily attributed to increases of $27.0 million from the Acquisition Properties, $7.9 million from borrowings under the Company's line of credit, $1.6 million from the Redevelopment Properties and $0.2 million from the term loan offset in part by decreases of $12.7 million from the Same Centers and $0.8 million from the Disposition Properties. The decrease in interest expense at the Same Centers is primarily due to the payoff of the mortgage note payable on Fresno Fashion Fair in December 2014.
The above interest expense items are net of capitalized interest, which increased from $9.5 million in 2014 to $10.1 million in 2015.
Equity in Income of Unconsolidated Joint Ventures:
Equity in income of unconsolidated joint ventures decreased $16.4 million from 2014 to 2015. The decrease is primarily due to the conversion from unconsolidated joint ventures to consolidated Centers of Cascade Mall and the PPRLP Queens Portfolio in 2014 and Inland Center in 2015 offset by the acquisition of the Sears Portfolio in 2015 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
(Loss) Gain on Sale or Write Down of Assets, net:
Loss on sale or write down of assets, net decreased $5.6 million from 2014 to 2015. The decrease in loss on sale or write down of assets, net is primarily attributed to a decrease in the loss on the sale of assets of $4.2 million, a decrease in the loss on impairment of $1.5 million and a decrease in the loss on write off of development costs of $0.8 million.
Gain on Remeasurement of Assets:
The gain on remeasurement of assets of $22.1 million in 2015 is attributed to the purchase of the remaining 50% ownership interest in Inland Center that the Company did not previously own (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Net Income:
Net income increased $2.4 million from 2014 to 2015. The increase is primarily attributed to the remeasurement gain of $22.1 million from the acquisition of Inland Center in 2015 (See "Acquisitions and Dispositions" in Management's Overview and Summary) and a decrease in the loss on sale or write down of assets of $5.6 million offset in part by the costs related to the unsolicited takeover offer of $25.2 million in 2015 (See "Other Transactions and Events" in Management's Overview and Summary).
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted increased 18.5% from $383.9 million in 2014 to $455.0 million in 2015. For a reconciliation of FFO attributable to common stockholders and unit holders and FFO attributable to common stockholders and unit holders—diluted to net income attributable to the Company, the most directly comparable GAAP financial measure, see "Funds From Operations ("FFO")" below.

Operating Activities:
Cash provided by operating activities increased from $296.9 million in 2014 to $413.7 million in 2015. The increase was primarily due to the acquisition of the PPRLP Queens Portfolio (See "Acquisitions and Dispositions" in Management's Overview and Summary) and changes in assets and liabilities and the results as discussed above.
Investing Activities:
Cash used in investing activities increased $209.4 million from 2014 to 2015. The increase in cash used in investing activities is primarily attributed to an increase in contributions to unconsolidated joint ventures of $78.8 million, an increase in development, redevelopment and renovations of $78.7 million and a decrease in cash proceeds from the sale of assets of $39.7 million. The increase in contributions to unconsolidated joint ventures is primarily due to the acquisition of the 50% ownership interest in the Sears Portfolio in 2015 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Financing Activities:
Cash provided by financing activities increased $112.0 million from 2014 to 2015. The increase in cash provided by financing activities is primarily due to an increase in proceeds from mortgages, bank and other notes payable of $1.2 billion offset in part by an increase in payments on mortgages, bank and other notes payable of $1.0 billion and an increase in cash dividends and distributions of $46.2 million.
Liquidity and Capital Resources
The Company anticipates meeting its liquidity needs for its operating expenses, debt service and dividend requirements for the next twelve months through cash generated from operations, working capital reserves and/or borrowings under its unsecured line of credit. The following tables summarize capital expenditures incurred at the Centers:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2015	2014
Consolidated Centers:
Acquisitions of property and equipment	$60,959	$63,516
Development, redevelopment, expansion and renovation of Centers	148,474	127,573
Tenant allowances	20,496	12,845
Deferred leasing charges	20,753	18,076
	$250,682	$222,010
Joint Venture Centers (at Company's pro rata share):
Acquisitions of property and equipment	$153,352	$109,030
Development, redevelopment, expansion and renovation of Centers	92,990	161,701
Tenant allowances	2,328	3,331
Deferred leasing charges	1,818	2,405
	$250,488	$276,467
The Company expects amounts to be incurred during the next twelve months for tenant allowances and deferred leasing charges to be comparable or less than 2014 and that capital for those expenditures will be available from working capital, cash flow from operations, borrowings on property specific debt or unsecured corporate borrowings. The Company expects to incur between $300 million and $400 million during the next twelve months for development, redevelopment, expansion and renovations. Capital for these major expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of debt or equity financings, which are expected to include borrowings under the Company's line of credit and construction loans. The Company has also generated liquidity in the past through equity offerings and issuances, property refinancings, joint venture transactions and the sale of non-core assets. For example, the Company recently announced joint venture transactions to which the Company will contribute eight properties with the expected cash proceeds to the Company estimated at $2.3 billion (See "Acquisitions and Dispositions" in Management's Overview and Summary), which will include new debt or refinancings of existing debt on these properties with excess financing proceeds estimated to be $1.1 billion (See "Financing Activity" in Management's Overview and Summary). The Company intends to use these proceeds to pay down its line of credit, fund the special dividends (See Note 19—Subsequent Events in the Company's Notes to Consolidated Financial Statements) and for other general corporate purposes, which may include any repurchases of the Company's common stock under the recently authorized stock buyback program (See Note 12-Stockholder’s Equity in the Company's Notes to Consolidated Financial Statements). Furthermore, the Company has filed a shelf registration statement, which registered an unspecified amount of common stock, preferred stock, depositary shares, debt securities, warrants, rights, stock purchase contracts and units that may be sold from time to time by the Company.
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
The Company did not sell any shares under the 2014 ATM Program during the nine months ended September 30, 2015.
As of September 30, 2015, $500 million of the 2014 ATM Shares were available to be sold under the 2014 ATM Program. Actual future sales of the 2014 ATM Shares will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. The Company has no obligation to sell the 2014 ATM Shares under the 2014 ATM Program.
The Company's total outstanding loan indebtedness at September 30, 2015 was $7.5 billion (consisting of $6.8 billion of consolidated debt, less $0.2 billion of noncontrolling interests, plus $0.9 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months, except for the loan on Flagstaff Mall, will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand.
The Company has a $1.5 billion revolving line of credit facility that provides for an interest rate of LIBOR plus a spread of 1.38% to 2.0%, depending on the Company's overall leverage levels, and matures on August 6, 2018. Based on the Company's leverage level as of September 30, 2015, the borrowing rate on the facility was LIBOR plus 1.50%. In addition, the line of credit can be expanded, depending on certain conditions, up to a total facility of $2.0 billion. All obligations under the facility are unconditionally guaranteed only by the Company. At September 30, 2015, total borrowings under the line of credit were $1.0 billion with an average effective interest rate of 1.88%.
The Company had a $125.0 million unsecured term loan under the Company's line of credit that bore interest at LIBOR plus a spread of 1.95% to 3.20%, depending on the Company's overall leverage levels, and was to mature on December 8, 2018. Based on the Company's leverage level at September 30, 2015, the borrowing rate was LIBOR plus 2.20%. As of September 30, 2015, the total interest rate was 2.53%. On October 23, 2015, the term loan was paid off in full.
At September 30, 2015, the Company was in compliance with all applicable loan covenants under its agreements.
At September 30, 2015, the Company had cash and cash equivalents of $93.0 million.
Off-Balance Sheet Arrangements:
The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the consolidated balance sheets of the Company as investments in unconsolidated joint ventures.
In addition, certain joint ventures also have secured debt that could become recourse debt to the Company or its subsidiaries, in excess of the Company's pro rata share, should the joint ventures be unable to discharge the obligations of the related debt. At September 30, 2015, the balance of the debt that could be recourse to the Company was $5.0 million offset in part by an indemnity agreement from a joint venture partner for $2.5 million. The maturity of the recourse debt, net of the indemnification, is $2.5 million in 2019.

Additionally, as of September 30, 2015, the Company was contingently liable for $2.8 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
Contractual Obligations:
The following is a schedule of contractual obligations as of September 30, 2015 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)(1)	$7,790,610	$617,044	$2,071,680	$2,186,894	$2,914,992
Operating lease obligations(2)	359,893	15,957	28,687	20,508	294,741
Purchase obligations(2)	79,960	79,960	—	—	—
Other long-term liabilities	363,059	324,458	3,299	3,652	31,650
	$8,593,522	$1,037,419	$2,103,666	$2,211,054	$3,241,383
_______________________________________________________________________________

(1)	Interest payments on floating rate debt were based on rates in effect at September 30, 2015.

(2)	See Note 15—Commitments and Contingencies in the Company's Notes to Consolidated Financial Statements.

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
FFO and FFO on a diluted basis are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization, as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. The Company believes that such a presentation also provides investors with a meaningful measure of its operating results in comparison to the operating results of other REITs. The Company further believes that FFO on a diluted basis is a measure investors find most useful in measuring the dilutive impact of outstanding convertible securities.
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

Funds From Operations ("FFO") (Continued)
The following reconciles net income attributable to the Company to FFO and FFO-diluted for the three and nine months ended September 30, 2015 and 2014 and FFO and FFO-diluted to FFO and FFO-diluted, excluding extinguishment of debt and costs related to unsolicited takeover offer for the three and nine months ended September 30, 2015 and 2014 (dollars and shares in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to the Company	$33,597	$35,914	$72,603	$69,821
Adjustments to reconcile net income attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted:
Noncontrolling interests in the Operating Partnership	2,244	2,571	4,840	4,990
Loss (gain) on sale or write down of assets, net—consolidated assets	3,342	(9,561)	7,078	1,504
Gain on remeasurement of assets—consolidated assets	—	—	(22,089)	—
Add: noncontrolling interests share of gain (loss) on sale or write down of assets—consolidated assets	—	—	112	(39)
Add: gain on sale of undepreciated assets—consolidated assets	—	797	944	919
(Gain) loss on sale or write down of assets— unconsolidated joint ventures, net(1)	(1,142)	393	(1,281)	3,765
Add: gain on sale of undepreciated assets—unconsolidated joint ventures(1)	1,144	—	1,286	—
Depreciation and amortization—consolidated assets	117,486	89,741	357,437	266,199
Less: noncontrolling interests in depreciation and amortization—consolidated assets	(3,699)	(5,435)	(11,235)	(16,281)
Depreciation and amortization—unconsolidated joint ventures(1)	21,043	20,999	55,312	61,326
Less: depreciation on personal property	(3,543)	(2,899)	(10,008)	(8,298)
FFO attributable to common stockholders and unit holders—basic and diluted	170,472	132,520	454,999	383,906
Loss (gain) on extinguishment of debt, net—consolidated assets	27	46	(609)	405
FFO attributable to common stockholders and unit holders excluding extinguishment of debt, net—diluted	170,499	132,566	454,390	384,311
Costs related to unsolicited takeover offer	209	—	25,204	—
FFO attributable to common stockholders and unit holders excluding extinguishment of debt and costs related to unsolicited takeover offer—diluted	$170,708	$132,566	$479,594	$384,311
Weighted average number of FFO shares outstanding for:
FFO attributable to common stockholders and unit holders—basic (2)	169,094	151,027	169,009	150,932
Adjustments for impact of dilutive securities in computing FFO-diluted:
Share and unit based compensation plans	117	144	151	116
FFO attributable to common stockholders and unit holders—diluted (3)	169,211	151,171	169,160	151,048

(1)	Unconsolidated joint ventures are presented at the Company's pro rata share.

(2)
Calculated based upon basic net income as adjusted to reach basic FFO. Includes 10.6 million and 10.1 million OP Units for the three months ended September 30, 2015 and 2014, respectively, and 10.6 million and 10.1 million OP Units for the nine months ended September 30, 2015 and 2014, respectively.

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
The following table sets forth information as of September 30, 2015 concerning the Company's long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the twelve months ended September 30,
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long-term debt:
Fixed rate	$594,801	$100,888	$788,417	$591,977	$485,609	$2,805,624	$5,367,316	$5,348,027
Average interest rate	3.74%	3.23%	2.93%	3.32%	3.71%	3.90%	3.65%
Floating rate	—	131,842	1,002,000	125,000	200,000	—	1,458,842	1,445,936
Average interest rate	—%	2.52%	1.88%	2.53%	1.84%	—%	1.99%
Total debt—Consolidated Centers	$594,801	$232,730	$1,790,417	$716,977	$685,609	$2,805,624	$6,826,158	$6,793,963
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long-term debt (at Company's pro rata share):
Fixed rate	$109,981	$61,337	$14,805	$15,356	$15,909	$585,153	$802,541	$812,750
Average interest rate	7.03%	6.29%	3.67%	3.67%	3.68%	3.72%	4.36%
Floating rate	1,114	1,252	64,872	9,305	10,126	—	86,669	85,820
Average interest rate	2.24%	2.16%	2.28%	2.08%	2.20%	—%	2.26%
Total debt—Unconsolidated Joint Venture Centers	$111,095	$62,589	$79,677	$24,661	$26,035	$585,153	$889,210	$898,570
The consolidated Centers' total fixed rate debt at September 30, 2015 and December 31, 2014 was $5.4 billion and $5.2 billion, respectively. The average interest rate on such fixed rate debt at September 30, 2015 and December 31, 2014 was 3.65% and 3.63%, respectively. The consolidated Centers' total floating rate debt at September 30, 2015 and December 31, 2014 was $1.5 billion and $1.1 billion, respectively. The average interest rate on such floating rate debt at September 30, 2015 and December 31, 2014 was 1.99% and 2.11%, respectively.
The Company's pro rata share of the unconsolidated joint venture Centers' fixed rate debt at September 30, 2015 and December 31, 2014 was $802.5 million and $882.5 million, respectively. The average interest rate on such fixed rate debt at September 30, 2015 and December 31, 2014 was 4.36% and 4.50%, respectively. The Company's pro rata share of the unconsolidated joint venture Centers' floating rate debt at September 30, 2015 and December 31, 2014 was $86.7 million and $115.4 million, respectively. The average interest rate on such floating rate debt at September 30, 2015 and December 31, 2014 was 2.26% and 2.59%, respectively.
In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $15.5 million per year based on $1.5 billion of floating rate debt outstanding at September 30, 2015.
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
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of September 30, 2015, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

THE MACERICH COMPANY
		By:	/s/ Thomas E. O'Hern
Thomas E. O'Hern
Senior Executive Vice President and Chief Financial Officer
Date:	November 5, 2015		(Principal Financial Officer)