Form 10-K
period 2015-12-31
MACERICH CO
filed 2016-02-23
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $11.8 billion as of the last business day of the registrant's most recently completed second fiscal quarter based upon the price at which the common shares were last sold on that day.
Number of shares outstanding of the registrant's common stock, as of February 22, 2016: 149,149,560 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual stockholders meeting to be held in 2016 are incorporated by reference into Part III of this Form 10-K.

THE MACERICH COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

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
ITEM 1.    BUSINESS
General
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). As of December 31, 2015, the Operating Partnership owned or had an ownership interest in 51 regional shopping centers and seven community/power shopping centers. These 58 regional and community/power shopping centers (which include any related office space) consist of approximately 55 million square feet of gross leasable area (“GLA”) and are referred to herein as the “Centers”. The Centers consist of consolidated Centers (“Consolidated Centers”) and unconsolidated joint venture Centers (“Unconsolidated Joint Venture Centers”) as set forth in “Item 2. Properties,” unless the context otherwise requires.

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
Financial information regarding the Company for each of the last three fiscal years is contained in the Company's Consolidated Financial Statements included in "Item 15. Exhibits and Financial Statement Schedule."
Recent Developments
Acquisitions and Dispositions:
On February 17, 2015, the Company acquired the remaining 50% ownership interest in Inland Center, an 866,000 square foot regional shopping center in San Bernardino, California, that it did not previously own for $51.3 million. The purchase price was funded by a cash payment of $26.3 million and the assumption of the third party's share of the mortgage note payable on the property of $25.0 million. Concurrent with the purchase of the joint venture interest, the Company paid off the $50.0 million loan on the property. The cash payment was funded by borrowings under the Company's line of credit. As a result of the acquisition, the Company recognized a gain on the remeasurement of assets of $22.1 million.
On April 30, 2015, the Company entered into a 50/50 joint venture with Sears to own nine freestanding stores located at Arrowhead Towne Center, Chandler Fashion Center, Danbury Fair Mall, Deptford Mall, Freehold Raceway Mall, Los Cerritos Center, South Plains Mall, Vintage Faire Mall and Washington Square. The Company invested $150.0 million for a 50% ownership interest in the joint venture, which was funded by borrowings under the Company's line of credit.
On October 30, 2015, the Company sold a 40% ownership interest in Pacific Premier Retail LLC (the "PPR Portfolio"), which owns Lakewood Center, a 2,075,000 square foot regional shopping center in Lakewood, California; Los Cerritos Center, a 1,292,000 square foot regional shopping center in Cerritos, California; South Plains Mall, a 1,127,000 square foot regional shopping center in Lubbock, Texas; and Washington Square, a 1,441,000 square foot regional shopping center in Portland, Oregon, for a total sales price of $1.3 billion, resulting in a gain on the sale of assets of $311.2 million. The sales price was funded by a cash payment of $545.6 million and the assumption of the pro rata share of the mortgage notes payable on the properties of $713.0 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes, which included funding the ASR and Special Dividend (See "Other Events and Transactions" in Recent Developments).
On November 19, 2015, the Company sold Panorama Mall, a 312,000 square foot community center in Panorama City, California, for $98.0 million, resulting in a gain on the sale of assets of $73.7 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On January 4, 2016, the Company announced that it had reached an agreement with Taubman Centers, Inc. to form a 50/50 joint venture, to acquire Country Club Plaza, a 1,300,000 square foot regional shopping center in Kansas City, Missouri for a total purchase price of $660.0 million. The Company anticipates that it will fund its pro rata share of $330.0 million with borrowings under its line of credit. The Company expects the purchase of Country Club Plaza, which is subject to usual and customary closing conditions, will be completed in the first quarter of 2016.
On January 6, 2016, the Company sold a 40% ownership interest in Arrowhead Towne Center, a 1,197,000 square foot regional shopping center in Glendale, Arizona for $284.0 million. The sales price was funded by a cash payment of $124.0 million and the assumption of the pro rata share of the mortgage note payable on the property of $160.0 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes, which included funding the Special Dividend (See "Other Events and Transactions" in Recent Developments).
On January 14, 2016, the Company formed a joint venture, whereby the Company sold a 49% ownership interest in Deptford Mall, a 1,040,000 square foot regional shopping center in Deptford, New Jersey; FlatIron Crossing, a 1,430,000 square foot regional shopping center in Broomfield, Colorado; and Twenty Ninth Street, an 850,000 square foot regional shopping center in Boulder, Colorado (the "MAC Heitman Portfolio") for $751.0 million. The sales price was funded by a cash payment of $458.1 million and the assumption of a pro rata share of the mortgage note payable on the properties of $292.9 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.
Financing Activity:
On February 3, 2015, the Company’s joint venture in The Market at Estrella Falls replaced the existing loan on the property with a new $26.5 million loan that bears interest at LIBOR plus 1.70% and matures on February 5, 2020, including the exercise of a one-year extension option.
On February 19, 2015, the Company placed a $280.0 million loan on Vintage Faire Mall that bears interest at an effective interest rate of 3.55% and matures on March 6, 2026.
On March 2, 2015, the Company paid off in full the loan on Lakewood Center, which resulted in a gain of $2.2 million on the early extinguishment of debt as a result of writing off the related debt premium. On May 12, 2015, the Company placed a new $410.0 million loan on the property that bears interest at an effective rate of 4.15% and matures on June 1, 2026. On October 30, 2015, a 40% interest in the loan was assumed by a third party in connection with the sale of a 40% ownership interest in the PPR Portfolio (See "Acquisitions and Dispositions" in Recent Developments).
On March 3, 2015, the Company amended the loan on Fashion Outlets of Chicago. The amended $200.0 million loan bears interest at LIBOR plus 1.50% and matures on March 31, 2020.
On October 5, 2015, the Company paid off in full the existing loan on Washington Square. On October 29, 2015, the Company placed a new $550.0 million loan on the property that bears interest at an effective rate of 3.65% and matures on November 1, 2022. On October 30, 2015, a 40% interest in the loan was assumed by a third party in connection with the sale of a 40% ownership interest in the PPR Portfolio (See "Acquisitions and Dispositions" in Recent Developments).
On October 23, 2015, the Company placed a $200.0 million loan on South Plains Mall that bears interest at an effective rate of 4.22% and matures on November 6, 2025. On October 30, 2015, a 40% interest in the loan was assumed by a third party in connection with the sale of a 40% ownership interest in the PPR Portfolio (See "Acquisitions and Dispositions" in Recent Developments).
On October 28, 2015, the Company's joint venture in The Shops at Atlas Park placed a $57.8 million loan on the property that bears interest at LIBOR plus 2.25% and matures on October 22, 2020, including two one-year extension options.
On October 30, 2015, the Company replaced the existing loan on Los Cerritos Center with a new $525.0 million loan that bears interest at an effective rate of 4.00% and matures on November 1, 2027, which resulted in a loss of $0.9 million on the early extinguishment of debt. Concurrently, a 40% interest in the loan was assumed by a third party in connection with the sale of a 40% ownership interest in the PPR Portfolio (See "Acquisitions and Dispositions" in Recent Developments).
On October 30, 2015, the Company obtained a $100.0 million term loan ("PPR Term Loan") that bears interest at LIBOR plus 1.20% and matures on October 31, 2022. Concurrently, a 40% interest in the loan was assumed by a third party in connection with the sale of a 40% ownership interest in the PPR Portfolio (See "Acquisitions and Dispositions" in Recent Developments).
On January 6, 2016, the Company replaced the existing loan on Arrowhead Towne Center with a new $400.0 million loan that bears interest at an effective rate of 4.05% and matures on February 1, 2028. Concurrently, a 40% interest in the loan was assumed by a third party in connection with the sale of a 40% ownership interest in the underlying property (See "Acquisitions and Dispositions" in Recent Developments).
On January 14, 2016, the Company placed a $150.0 million loan on Twenty Ninth Street that bears interest at an effective rate of 4.10% and matures on February 6, 2026. Concurrently, a 49% interest in the loan was assumed by a third party in connection with the sale of a 49% ownership interest in the MAC Heitman Portfolio (See "Acquisitions and Dispositions" in Recent Developments).
Redevelopment and Development Activity:
In February 2014, the Company's joint venture in Broadway Plaza started construction on the 235,000 square foot expansion of the 761,000 square foot regional shopping center in Walnut Creek, California. The joint venture completed a portion of the first phase of the project in November 2015 and expects the remaining portion of the first phase to be completed in the second quarter of 2016. The second phase will be completed through Summer 2018. The total cost of the project is estimated to be $270.0 million, with $135.0 million estimated to be the Company's pro rata share. The Company has funded $98.9 million of the total $197.8 million incurred by the joint venture as of December 31, 2015.

The Company is currently expanding Green Acres Mall, a 1,799,000 square foot regional center in Valley Stream, New York to include a 335,000 square foot power center. The project started in July 2015 and is expected to be completed in late 2016. As of December 31, 2015, the Company has incurred $47.7 million in costs and estimates that the total cost of the project to be approximately $110.0 million.
The Company's joint venture is proceeding with the development of Fashion Outlets of Philadelphia, a redevelopment of the 850,000 square foot shopping center in Philadelphia, Pennsylvania. The project is expected to be completed in 2018 and 2019. The total cost of the project is estimated to be between $275.0 million and $335.0 million, with $137.5 million to $167.5 million estimated to be the Company's pro rata share. The Company has funded $30.6 million of the total $61.3 million incurred by the joint venture as of December 31, 2015.
Other Transactions and Events:
On March 9, 2015, the Company received an unsolicited, conditional proposal from Simon Property Group, Inc. (“Simon”) to acquire the Company. The Company’s Board of Directors, after consulting with its financial, real estate and legal advisors, unanimously determined that the Simon proposal substantially undervalued the Company and was not in the best interests of the Company and its stockholders. On March 20, 2015, the Company received a revised, unsolicited proposal to acquire the Company from Simon, which Simon described as its best and final proposal. The Company’s Board of Directors carefully reviewed the revised proposal with the assistance of its financial, real estate and legal advisors, and determined that the revised proposal continued to substantially undervalue the Company and that pursuing the proposed transaction at that time was not in the best interests of the Company and its stockholders.
On June 30, 2015, the Company conveyed Great Northern Mall, an 895,000 square foot regional shopping center in Clay, New York, to the mortgage lender by a deed-in-lieu of foreclosure and was discharged from the mortgage note payable. The mortgage note payable was a non-recourse loan. As a result, the Company recognized a loss of $1.6 million on the extinguishment of debt.
On September 30, 2015, the Company's Board of Directors authorized the repurchase of up to $1.2 billion of the Company's outstanding common shares over the period ending September 30, 2017, as market conditions warrant. On November 12, 2015, the Company entered into an accelerated share repurchase program ("ASR") to repurchase $400.0 million of the Company's common stock. In accordance with the ASR, the Company made a prepayment of $400.0 million and received an initial share delivery of 4,140,788 shares. On January 20, 2016, the ASR was completed and the Company received an additional delivery of 970,609 shares. The average price of the 5,111,397 shares repurchased under the ASR was $78.26 per share. The ASR was funded from proceeds in connection with the financing and sale of the ownership interest in the PPR Portfolio (See "Acquisitions and Dispositions" and "Financing Activity" in Recent Developments).
On October 30, 2015, the Company declared two special dividends/distributions ("Special Dividend"), each of $2.00 per share of common stock and per Operating Partnership Unit ("OP Unit").  The first Special Dividend was paid on December 8, 2015 to stockholders and OP Unit holders of record on November 12, 2015. The second Special Dividend was paid on January 6, 2016 to common stockholders and OP Unit holders of record on November 12, 2015. The Special Dividends were funded from proceeds in connection with the financing and sale of ownership interests in the PPR Portfolio and Arrowhead Towne Center (See "Acquisitions and Dispositions" and "Financing Activity" in Recent Developments).
On November 1, 2015, the mortgage note payable on Flagstaff Mall, a 347,000 square foot regional shopping center in Flagstaff, Arizona, went into maturity default. The mortgage note payable is a non-recourse loan. The Company is negotiating with the loan servicer, which will likely result in a transition of the property to the loan servicer or a receiver. Consequently, Flagstaff Mall has been excluded from certain 2015 performance metrics and related discussions in this "Item 1. Business", including major tenants, average base rents, cost of occupancy, lease expirations and anchors (See "Major Tenants", "Mall Stores and Freestanding Stores", "Cost of Occupancy", "Lease Expirations", and "Anchors" below). In addition, Flagstaff Mall has been excluded from the Company's list of properties and related computations of GLA, occupancy and sales per square foot (See "Item 2. Properties").
On February 17, 2016, the Company entered into an ASR to repurchase $400.0 million of the Company's common stock. In accordance with the ASR, the Company made a prepayment of $400.0 million and received an initial share delivery of 4,222,193 shares. The Company expects to complete the ASR on or before April 22, 2016. The ASR was funded from borrowings under the Company's line of credit, which had been recently paid down from the proceeds from the recently completed financings and sale of ownership interests (See "Acquisitions and Dispositions" and "Financing Activity" in Recent Developments).

The Shopping Center Industry
General:
There are several types of retail shopping centers, which are differentiated primarily based on size and marketing strategy. Regional shopping centers generally contain in excess of 400,000 square feet of GLA and are typically anchored by two or more department or large retail stores ("Anchors") and are referred to as "Regional Shopping Centers" or "Malls." Regional Shopping Centers also typically contain numerous diversified retail stores ("Mall Stores"), most of which are national or regional retailers typically located along corridors connecting the Anchors. "Strip centers", "urban villages" or "specialty centers" ("Community/Power Shopping Centers") are retail shopping centers that are designed to attract local or neighborhood customers and are typically anchored by one or more supermarkets, discount department stores and/or drug stores. Community/Power Shopping Centers typically contain 100,000 to 400,000 square feet of GLA. Outlet Centers generally contain a wide variety of designer and manufacturer stores, often located in an open-air center, and typically range in size from 200,000 to 850,000 square feet of GLA ("Outlet Centers"). In addition, freestanding retail stores are located along the perimeter of the shopping centers ("Freestanding Stores"). Mall Stores and Freestanding Stores over 10,000 square feet of GLA are also referred to as "Big Box." Anchors, Mall Stores, Freestanding Stores and other tenants typically contribute funds for the maintenance of the common areas, property taxes, insurance, advertising and other expenditures related to the operation of the shopping center.
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
On a selective basis, the Company provides property management and leasing services for third parties. The Company currently manages two regional shopping centers and three community centers for third party owners on a fee basis.
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
The Centers:
As of December 31, 2015, the Centers primarily included 50 Regional Shopping Centers, excluding Flagstaff Mall, and seven Community/Power Shopping Centers totaling approximately 55 million square feet of GLA. These 57 Centers average approximately 903,000 square feet of GLA and range in size from 3.5 million square feet of GLA at Tysons Corner Center to 185,000 square feet of GLA at Boulevard Shops. As of December 31, 2015, excluding Flagstaff Mall, the Centers primarily included 204 Anchors totaling approximately 27.7 million square feet of GLA and approximately 5,800 Mall Stores and Freestanding Stores totaling approximately 24.3 million square feet of GLA.
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
Major Tenants:
The Centers, excluding Flagstaff Mall, derived approximately 75% of their total rents for the year ended December 31, 2015 from Mall Stores and Freestanding Stores under 10,000 square feet, and Big Box and Anchor tenants accounted for 25% of total rents for the year ended December 31, 2015. Total rents as set forth in "Item 1. Business" include minimum rents and percentage rents.

The following retailers (including their subsidiaries) represent the 10 largest tenants in the Centers, excluding Flagstaff Mall, based upon total rents in place as of December 31, 2015:

Tenant	Primary DBAs	Number of Locations in the Portfolio	% of Total Rents
L Brands, Inc.	Victoria's Secret, Bath and Body Works, PINK	98	2.8%
Forever 21, Inc.	Forever 21, XXI Forever, Love21	35	2.5%
The Gap, Inc.	Athleta, Banana Republic, Gap, Gap Kids, Old Navy and others	60	2.1%
Foot Locker, Inc.	Champs Sports, Foot Locker, Kids Foot Locker, Lady Foot Locker, Foot Action, House of Hoops and others	99	2.0%
Sears Holdings Corporation	Sears	26	1.8%
Signet Jewelers Limited	Kay Jewelers, Zales, Piercing Pagoda and others	106	1.7%
American Eagle Outfitters, Inc.	American Eagle Outfitters, aerie	37	1.2%
Ascena Retail Group, Inc.	Ann Taylor, Loft, Lou & Grey, Lane Bryant, Justice, Dress Barn and others	83	1.2%
Express, Inc.	Express, Express / Express Men	30	1.1%
Dick's Sporting Goods, Inc.	Dick's Sporting Goods, Chelsea Collective	14	1.1%

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
Tenant space of 10,000 square feet and under in the Company's portfolio at December 31, 2015, excluding Flagstaff Mall, comprises approximately 76% of all Mall Store and Freestanding Store space. The Company uses tenant spaces of 10,000 square feet and under for comparing rental rate activity because this space is more consistent in terms of shape and configuration and, as such, the Company is able to provide a meaningful comparison of rental rate activity for this space. Mall Store and Freestanding Store space greater than 10,000 square feet is inconsistent in size and configuration throughout the Company's portfolio and as a result does not lend itself to a meaningful comparison of rental rate activity with the Company's other space. Most of the non-Anchor space over 10,000 square feet is not physically connected to the mall, does not share the same common area amenities and does not benefit from the foot traffic in the mall. As a result, space greater than 10,000 square feet has a unique rent structure that is inconsistent with mall space under 10,000 square feet.

The following tables set forth the average base rent per square foot for the Centers, as of December 31 for each of the past five years:
Mall Stores and Freestanding Stores under 10,000 square feet:

For the Years Ended December 31,	Avg. Base Rent Per Sq. Ft.(1)(2)	Avg. Base Rent Per Sq. Ft. on Leases Executed During the Year(2)(3)	Avg. Base Rent Per Sq. Ft. on Leases Expiring During the Year(2)(4)
Consolidated Centers:
2015	$52.64	$53.99	$49.02
2014	$49.68	$49.55	$41.20
2013	$44.51	$45.06	$40.00
2012	$40.98	$44.01	$38.00
2011	$38.80	$38.35	$35.84
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2015	$60.74	$80.18	$60.85
2014	$63.78	$82.47	$64.59
2013	$62.47	$63.44	$48.43
2012	$55.64	$55.72	$48.74
2011	$53.72	$50.00	$38.98
Big Box and Anchors:

For the Years Ended December 31,	Avg. Base Rent Per Sq. Ft.(1)(2)	Avg. Base Rent Per Sq. Ft. on Leases Executed During the Year(2)(3)	Number of Leases Executed During the Year	Avg. Base Rent Per Sq. Ft. on Leases Expiring During the Year(2)(4)	Number of Leases Expiring During the Year
Consolidated Centers:
2015	$12.72	$19.87	19	$8.96	14
2014	$11.26	$18.28	22	$15.16	14
2013	$10.94	$14.61	29	$14.08	21
2012	$9.34	$15.54	21	$8.85	22
2011	$8.42	$10.87	21	$6.71	14
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2015	$14.48	$33.00	14	$9.30	8
2014	$18.51	$33.62	11	$27.27	6
2013	$13.36	$37.45	22	$24.58	10
2012	$12.52	$23.25	21	$8.88	10
2011	$12.50	$21.43	15	$14.19	7
_____________________

(1)
Average base rent per square foot is based on spaces occupied as of December 31 for each of the Centers and gives effect to the terms of each lease in effect, as of such date, including any concessions, abatements and other adjustments or allowances that have been granted to the tenants.

(2)
Centers under development and redevelopment are excluded from average base rents. As a result, the leases for Broadway Plaza, Fashion Outlets of Niagara Falls USA, Fashion Outlets of Philadelphia, Paradise Valley Mall, SouthPark Mall and Westside Pavilion were excluded for the years ended December 31, 2015 and 2014. The leases for Paradise Valley Mall were excluded for the year ended December 31, 2013. The leases for The Shops at Atlas Park and Southridge Center were excluded for the years ended December 31, 2012 and 2011.

Flagstaff Mall is excluded for the year ended December 31, 2015. In addition, the leases for Rotterdam Square, which was sold on January 15, 2014, were excluded for the year ended December 31, 2013. On June 30, 2015, Great Northern Mall was conveyed to the mortgage lender by a deed-in-lieu of foreclosure. Consequently, Great Northern Mall is excluded for the year ended December 31, 2014. The leases for Valley View Center, which was sold by a court-appointed receiver in 2012, were excluded for the year ended December 31, 2011.

(3)	The average base rent per square foot on leases executed during the year represents the actual rent paid on a per square foot basis during the first twelve months of the lease.

(4)	The average base rent per square foot on leases expiring during the year represents the actual rent to be paid on a per square foot basis during the final twelve months of the lease.
Cost of Occupancy:
A major factor contributing to tenant profitability is cost of occupancy, which consists of tenant occupancy costs charged by the Company. Tenant expenses included in this calculation are minimum rents, percentage rents and recoverable expenditures, which consist primarily of property operating expenses, real estate taxes and repair and maintenance expenditures. These tenant charges are collectively referred to as tenant occupancy costs. These tenant occupancy costs are compared to tenant sales. A low cost of occupancy percentage shows more potential capacity for the Company to increase rents at the time of lease renewal than a high cost of occupancy percentage. The following table summarizes occupancy costs for Mall Store and Freestanding Store tenants in the Centers as a percentage of total Mall Store sales for the last five years:

	For the Years Ended December 31,
	2015 (1)	2014 (2)	2013 (3)	2012	2011
Consolidated Centers:
Minimum rents	9.0%	8.7%	8.4%	8.1%	8.2%
Percentage rents	0.4%	0.4%	0.4%	0.4%	0.5%
Expense recoveries(4)	4.5%	4.3%	4.5%	4.2%	4.1%
	13.9%	13.4%	13.3%	12.7%	12.8%
Unconsolidated Joint Venture Centers:
Minimum rents	8.1%	8.7%	8.8%	8.9%	9.1%
Percentage rents	0.4%	0.4%	0.4%	0.4%	0.4%
Expense recoveries(4)	4.0%	4.5%	4.0%	3.9%	3.9%
	12.5%	13.6%	13.2%	13.2%	13.4%
_____________________________

(1)	Flagstaff Mall is excluded for the year ended December 31, 2015.

(2)	On June 30, 2015, Great Northern Mall was conveyed to the mortgage lender by a deed-in-lieu of foreclosure. Consequently, Great Northern Mall is excluded for the year ended December 31, 2014.

(3)	Rotterdam Square was sold on January 15, 2014 and is excluded for the year ended December 31, 2013.

(4)	Represents real estate tax and common area maintenance charges.

Lease Expirations:
The following tables show scheduled lease expirations for Centers owned as of December 31, 2015, excluding Flagstaff Mall, for the next ten years, assuming that none of the tenants exercise renewal options:
Mall Stores and Freestanding Stores under 10,000 square feet:

Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Leases Expiring(1)	% of Total Leased GLA Represented by Expiring Leases(1)	Ending Base Rent per Square Foot of Expiring Leases(1)	% of Base Rent Represented by Expiring Leases(1)
Consolidated Centers:
2016	393	731,849	11.34%	$48.78	10.49%
2017	357	824,590	12.78%	$52.12	12.62%
2018	345	772,130	11.97%	$50.53	11.46%
2019	303	702,569	10.89%	$50.72	10.46%
2020	280	611,689	9.48%	$52.97	9.52%
2021	227	536,588	8.32%	$50.99	8.04%
2022	174	390,142	6.05%	$51.28	5.88%
2023	185	426,900	6.62%	$53.14	6.66%
2024	194	539,346	8.36%	$58.58	9.28%
2025	186	457,029	7.08%	$64.77	8.69%
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2016	170	185,299	10.75%	$61.93	10.90%
2017	143	218,004	12.64%	$53.28	11.03%
2018	147	181,029	10.50%	$65.98	11.34%
2019	123	139,910	8.11%	$68.74	9.13%
2020	119	167,101	9.69%	$60.73	9.64%
2021	116	159,557	9.25%	$58.10	8.80%
2022	82	105,232	6.10%	$57.76	5.77%
2023	86	159,188	9.23%	$54.14	8.18%
2024	80	129,629	7.52%	$62.11	7.64%
2025	86	147,929	8.58%	$64.11	9.01%

Big Boxes and Anchors:

Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Leases Expiring(1)	% of Total Leased GLA Represented by Expiring Leases(1)	Ending Base Rent per Square Foot of Expiring Leases(1)	% of Base Rent Represented by Expiring Leases(1)
Consolidated Centers:
2016	8	170,312	1.32%	$19.12	1.83%
2017	34	1,056,393	8.16%	$12.39	7.35%
2018	21	870,474	6.72%	$12.42	6.06%
2019	23	954,599	7.37%	$9.27	4.96%
2020	25	890,746	6.88%	$10.15	5.07%
2021	30	1,271,153	9.82%	$9.67	6.90%
2022	19	866,638	6.69%	$14.82	7.21%
2023	23	709,662	5.48%	$13.82	5.50%
2024	26	924,534	7.14%	$19.61	10.17%
2025	27	1,218,896	9.41%	$19.25	13.16%
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2016	1	30,000	0.75%	$28.00	1.43%
2017	15	511,735	12.82%	$7.62	6.65%
2018	14	242,725	6.08%	$9.72	4.02%
2019	10	120,855	3.03%	$31.63	6.52%
2020	19	846,975	21.22%	$11.01	15.89%
2021	13	214,310	5.37%	$15.52	5.67%
2022	6	74,051	1.86%	$28.22	3.56%
2023	8	172,496	4.32%	$20.75	6.10%
2024	14	183,173	4.59%	$34.73	10.84%
2025	17	746,305	18.70%	$13.62	17.32%
_______________________________________________________________________________

(1)
The ending base rent per square foot on leases expiring during the period represents the final year minimum rent, on a cash basis, for tenant leases expiring during the year. Currently, 65% of leases have provisions for future consumer price index increases that are not reflected in ending base rent. The leases for Centers currently under development and redevelopment are excluded from this table.

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
Anchors accounted for approximately 8.5% of the Company's total rents for the year ended December 31, 2015, excluding Flagstaff Mall.

The following table identifies each Anchor, each parent company that owns multiple Anchors and the number of square feet owned or leased by each such Anchor or parent company in the Company's portfolio, excluding Flagstaff Mall, at December 31, 2015.

Name	Number of Anchor Stores	GLA Owned by Anchor	GLA Leased by Anchor	Total GLA Occupied by Anchor
Macy's Inc.
Macy's	41	5,013,000	2,306,000	7,319,000
Bloomingdale's	2	—	355,000	355,000
	43	5,013,000	2,661,000	7,674,000
JCPenney(1)	28	1,744,000	2,253,000	3,997,000
Sears	26	926,000	2,868,000	3,794,000
Dillard's	14	2,205,000	257,000	2,462,000
Nordstrom	13	739,000	1,477,000	2,216,000
Target(2)	7	640,000	273,000	913,000
Dick's Sporting Goods(3)	13	—	839,000	839,000
Forever 21	7	155,000	574,000	729,000
The Bon-Ton Stores, Inc.
Younkers	3	—	317,000	317,000
Bon-Ton, The	1	—	71,000	71,000
Herberger's	1	188,000	—	188,000
	5	188,000	388,000	576,000
Kohl's	5	89,000	356,000	445,000
Hudson Bay Company
Lord & Taylor	3	121,000	199,000	320,000
Saks Fifth Avenue	1	—	92,000	92,000
	4	121,000	291,000	412,000
Home Depot	3	—	395,000	395,000
Costco	2	—	321,000	321,000
Burlington Coat Factory(4)	3	187,000	127,000	314,000
Neiman Marcus	2	—	188,000	188,000
Von Maur	2	187,000	—	187,000
Sports Authority	4	—	177,000	177,000
Walmart	1	—	173,000	173,000
Century 21	2		171,000	171,000
La Curacao	1	—	165,000	165,000
Boscov's	1	—	161,000	161,000
Belk	2	—	139,000	139,000
Primark(5)	2		137,000	137,000
BJ's Wholesale Club	1	—	123,000	123,000
Lowe's	1	—	114,000	114,000
Mercado de los Cielos	1	—	78,000	78,000
L.L. Bean	1	—	75,000	75,000
Best Buy	1	66,000	—	66,000
Des Moines Area Community College	1	64,000	—	64,000
Barneys New York(6)	1	—	60,000	60,000
Bealls	1	—	40,000	40,000
Vacant Anchors(7)	2	—	200,000	200,000
	200	12,324,000	15,081,000	27,405,000
Anchors at Centers not owned by the Company(8):
Forever 21	2	—	154,000	154,000
Kohl's	1	—	83,000	83,000
Sports Authority	1	—	41,000	41,000
Total	204	12,324,000	15,359,000	27,683,000

_______________________________

(1)	JCPenney plans to open a new store at Inland Center in Fall 2016.

(2)	Target closed its store at Promenade at Casa Grande in January 2016.

(3)	Dick's Sporting Goods plans to open a new store at The Oaks in Fall 2016.

(4)	Burlington Coat Factory plans to open a store at The Market at Estrella Falls in Fall 2016.

(5)	Primark plans to open stores at Danbury Fair Mall and Freehold Raceway Mall in Summer 2016.

(6)	Barneys New York plans to close its store at Scottsdale Fashion Square in Spring 2016.

(7)
The Company is seeking replacement tenants and/or contemplating redevelopment opportunities for these vacant sites. The Company continues to collect rent under the terms of an agreement regarding one of these two vacant Anchor locations.

(8)
The Company owns a portfolio of eight stores located at shopping centers not owned by the Company. Of these eight stores, two have been leased to Forever 21, one has been leased to Kohl's, one has been leased to Sports Authority and four have been leased for non-Anchor usage.

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
Insurance
Each of the Centers has comprehensive liability, fire, extended coverage and rental loss insurance with insured limits customarily carried for similar properties. The Company does not insure certain types of losses (such as losses from wars), because they are either uninsurable or not economically insurable. In addition, while the Company or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in California, the policies are subject to a deductible equal to 5% of the total insured value of each Center, a $100,000 per occurrence minimum and a combined annual aggregate loss limit of $150 million on these Centers. The Company or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in the Pacific Northwest and in the New Madrid Seismic Zone. However, the policies are subject to a deductible equal to 2% of the total insured value of each Center, a $50,000 per occurrence minimum and a combined annual aggregate loss limit of $200 million on these Centers. While the Company or the relevant joint venture also carries standalone terrorism insurance on the Centers, the policies are subject to a $50,000 deductible and a combined annual aggregate loss limit of $1 billion. Each Center has environmental insurance covering eligible third‑party losses, remediation and non-owned disposal sites, subject to a $100,000 deductible and a $50 million three-year aggregate loss limit, with the exception of one Center, which has a $5 million ten-year aggregate loss limit. Some environmental losses are not covered by this insurance because they are uninsurable or not economically insurable. Furthermore, the Company carries title insurance on substantially all of the Centers for generally less than their full value.
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
Supplemental Tax Disclosures - Updates to REIT Rules
The “Protecting Americans from Tax Hikes Act of 2015” (the “PATH Act”) was enacted on December 18, 2015 and contains several provisions pertaining to REIT qualification and taxation, which are briefly summarized below:

•
For taxable years beginning before January 1, 2018, no more than 25% of the value of the Company's assets may consist of stock or securities of one or more TRSs. For taxable years beginning after December 31, 2017, the Act reduces this limit to 20%.

•
For purposes of the REIT asset tests, the PATH Act provides that debt instruments issued by publicly offered REITs will constitute “real estate assets.” However, unless such a debt instrument is secured by a mortgage or otherwise would have qualified as a real estate asset under prior law, (i) interest income and gain from such a debt instrument is not qualifying income for purposes of the 75% gross income test and (ii) all such debt instruments may represent no more than 25% of the value of the Company's total assets.

•
For taxable years beginning after December 31, 2015, certain obligations secured by a mortgage on both real property and personal property will be treated as a qualifying real estate asset and give rise to qualifying income for purposes of the 75% gross income test if the fair market value of such personal property does not exceed 15% of the total fair market value of all such property.

•
A 100% excise tax is imposed on “redetermined TRS service income,” which is income of a TRS attributable to services provided to, or on behalf of its associated REIT and which would otherwise be increased on distribution, apportionment, or allocation under Section 482 of the Code.

•	For distributions made in taxable years beginning after December 31, 2014, the preferential dividend rules no longer apply to the Company.

•
Additional exceptions to the rules under the Foreign Investment in Real Property Act (“FIRPTA”) were introduced for non-U.S. persons that constitute “qualified shareholders” (within the meaning of Section 897(k)(3) of the Code) or “qualified foreign pension funds” (within the meaning of Section 897(l)(2) of the Code).

•	After February 16, 2016, the FIRPTA withholding rate under Section 1445 of the Code for dispositions of U.S. real property interests is increased from 10% to 15%.

•
The PATH Act increases from 5% to 10% the maximum stock ownership of the REIT that a non-U.S. shareholder may have held to avail itself of the FIRPTA exception for shares regularly traded on an established securities market.

In addition, the IRS recently issued guidance delaying the imposition of withholding under FATCA to the gross proceeds from a disposition of property that can produce U.S. source interest or dividends. Such withholding will apply only to dispositions occurring after December 31, 2018.
Employees
As of December 31, 2015, the Company had approximately 997 employees, of which approximately 976 were full-time. The Company believes that relations with its employees are good.

Seasonality
For a discussion of the extent to which the Company's business may be seasonal, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Overview and Summary—Seasonality."
Available Information; Website Disclosure; Corporate Governance Documents
The Company's corporate website address is www.macerich.com. The Company makes available free-of-charge through this website its reports on Forms 10-K, 10-Q and 8-K and all amendments thereto, as soon as reasonably practicable after the reports have been filed with, or furnished to, the SEC. These reports are available under the heading "Investors—Financial Information—SEC Filings", through a free hyperlink to a third-party service. Information provided on our website is not incorporated by reference into this Form 10-K.
The following documents relating to Corporate Governance are available on the Company's website at www.macerich.com under "Investors—Corporate Governance":
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

•	decreased levels of consumer spending, consumer confidence, and seasonal spending (especially during the holiday season when many retailers generate a disproportionate amount of their annual sales);

•	increasing use by customers of e-commerce and online store sites and the impact of internet sales on the demand for retail space;

•	negative perceptions by retailers or shoppers of the safety, convenience and attractiveness of a Center;

•	acts of violence, including terrorist activities; and

•	increased costs of maintenance, insurance and operations (including real estate taxes).
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
Our financial condition and results of operations could be adversely affected if a downturn in the business of, or the bankruptcy or insolvency of, an Anchor or other significant tenant leads them to close retail stores or terminate their leases after seeking protection under the bankruptcy laws from their creditors, including us as lessor. In recent years a number of companies in the retail industry, including some of our tenants, have declared bankruptcy or have gone out of business. We may be unable to re-let stores vacated as a result of voluntary closures or the bankruptcy of a tenant. Furthermore, certain department stores and other national retailers have experienced, and may continue to experience, decreases in customer traffic in their retail stores, increased competition from alternative retail options such as those accessible via the Internet and other forms of pressure on their business models. If the store sales of retailers operating at our Centers decline significantly due to adverse economic conditions or for any other reason, tenants might be unable to pay their minimum rents or expense recovery charges. In the event of a default by a lessee, the affected Center may experience delays and costs in enforcing its rights as lessor.
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
Our success depends, in part, on our ability to attract and retain talented employees, and the loss of any one of our key personnel could adversely impact our business.
The success of our business depends, in part, on the leadership and performance of our executive management team and key employees, and our ability to attract, retain and motivate talented employees could significantly impact our future performance. Competition for these individuals is intense, and we cannot assure you that we will retain our executive management team and key employees or that we will be able to attract and retain other highly qualified individuals for these positions in the future. Losing any one or more of these persons could have a material adverse effect on our results of operations, financial condition and cash flows.
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
Each of our Centers has comprehensive liability, fire, extended coverage and rental loss insurance with insured limits customarily carried for similar properties. We do not insure certain types of losses (such as losses from wars), because they are either uninsurable or not economically insurable. In addition, while we or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in California, the policies are subject to a deductible equal to 5% of the total insured value of each Center, a $100,000 per occurrence minimum and a combined annual aggregate loss limit of $150 million on these Centers. We or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in the Pacific Northwest and in the New Madrid Seismic Zone. However, the policies are subject to a deductible equal to 2% of the total insured value of each Center, a $50,000 per occurrence minimum and a combined annual aggregate loss limit of $200 million on these Centers. While we or the relevant joint venture also carries standalone terrorism insurance on the Centers, the policies are subject to a $50,000 deductible and a combined annual aggregate loss limit of $1 billion. Each Center has environmental insurance covering eligible third‑party losses, remediation and non-owned disposal sites, subject to a $100,000 deductible and a $50 million three-year aggregate loss limit, with the exception of one Center, which has a $5 million ten-year aggregate loss limit. Some environmental losses are not covered by this insurance because they are uninsurable or not economically insurable. Furthermore, we carry title insurance on substantially all of the Centers for generally less than their full value.
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
Our total outstanding loan indebtedness at December 31, 2015 was $7.0 billion (consisting of $5.3 billion of consolidated debt, less $0.2 billion attributable to noncontrolling interests, plus $1.9 billion of our pro rata share of unconsolidated joint venture mortgage notes and $60.0 million of our pro rata share of the PPRT Term Loan). Approximately $229.0 million of such indebtedness (at our pro rata share) matures in 2016. As a result of this substantial indebtedness, we are required to use a material portion of our cash flow to service principal and interest on our debt, which limits the amount of cash available for other business opportunities. We are also subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet required debt service and that rising interest rates could adversely affect our debt service costs. In addition, our use of interest rate hedging arrangements may expose us to additional risks, including that the counterparty to the arrangement may fail to honor its obligations and that termination of these arrangements typically involves costs such as transaction fees or breakage costs. Furthermore, most of our Centers are mortgaged to secure payment of indebtedness, and if income from the Center is insufficient to pay that indebtedness, the Center could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value. Certain Centers also have debt that could become recourse debt to us if the Center is unable to discharge such debt obligation and, in certain circumstances, we may incur liability with respect to such debt greater than our legal ownership.
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
Under the limited partnership agreement of the Operating Partnership, we, as the sole general partner, are responsible for the management of the Operating Partnership's business and affairs. Two of the principals of the Operating Partnership serve as our executive officers and as members of our board of directors. Accordingly, these principals have substantial influence over our management and the management of the Operating Partnership. As a result, certain decisions concerning our operations or other matters affecting us may present conflicts of interest for these individuals.
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
Selected Provisions of our Charter, Bylaws and Maryland Law. Some of the provisions of our Charter, bylaws and Maryland law may have the effect of delaying, deferring or preventing a third party from making an acquisition proposal for us and may inhibit a change in control that holders of some, or a majority, of our shares might believe to be in their best interests or that could give our stockholders the opportunity to realize a premium over the then-prevailing market prices for our shares. These provisions include the following:

•	advance notice requirements for stockholder nominations of directors and stockholder proposals to be considered at stockholder meetings;

•	the obligation of our directors to consider a variety of factors with respect to a proposed business combination or other change of control transaction;

•	the authority of our directors to classify or reclassify unissued shares and cause the Company to issue shares of one or more classes or series of common stock or preferred stock;

•	the authority of our directors to create and cause the Company to issue rights entitling the holders thereof to purchase shares of stock or other securities from us; and

•	limitations on the amendment of our Charter and bylaws, the change in control of us, and the liability of our directors and officers.
In addition, the Maryland General Corporation Law prohibits business combinations between a Maryland corporation and an interested stockholder (which includes any person who beneficially holds 10% or more of the voting power of the corporation's outstanding voting stock or any affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the corporation's outstanding stock at any time within the two-year period prior to the date in question) or its affiliates for five years following the most recent date on which the interested stockholder became an interested stockholder and, after the five-year period, requires the recommendation of the board of directors and two supermajority stockholder votes to approve a business combination unless the stockholders receive a minimum price determined by the statute. As permitted by Maryland law, our Charter exempts from these provisions any business combination between us and the principals and their respective affiliates and related persons. Maryland law also allows the board of directors to exempt particular business combinations before the interested stockholder becomes an interested stockholder. Furthermore, a person is not an interested stockholder if the transaction by which he or she would otherwise have become an interested stockholder is approved in advance by the board of directors.
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
We may face risks in connection with Section 1031 Exchanges.
If a transaction intended to qualify as a Section 1031 Exchange is later determined to be taxable, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax deferred basis.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
The following table sets forth certain information regarding the Centers and other locations that are wholly owned or partly owned by the Company as of December 31, 2015, excluding Flagstaff Mall.

Count	Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors (3)	Company-Owned Anchors (3)	Sales PSF (4)
	CONSOLIDATED CENTERS:
1	100%	Arrowhead Towne Center(5)	1993/2002	2015	1,197,000	389,000	95.4%	Dillard's, JCPenney, Macy's	Dick's Sporting Goods, Forever 21, Sears	$741
		Glendale, Arizona
2	100%	Capitola Mall(6)	1977/1995	1988	586,000	196,000	93.2%	Macy's, Sears, Target	Kohl's	$347
		Capitola, California
3	100%	Cascade Mall(7)	1989/1999	1998	589,000	265,000	79.4%	Target	JCPenney, Macy's, Macy's Men's, Children's & Home	$339
		Burlington, Washington
4	50.1%	Chandler Fashion Center	2001/2002	-	1,319,000	634,000	96.9%	Dillard's, Macy's, Nordstrom	Sears	$649
		Chandler, Arizona
5	100%	Danbury Fair Mall(8)	1986/2005	2010	1,270,000	525,000	97.4%	JCPenney, Macy's	Dick's Sporting Goods, Forever 21, Lord & Taylor, Primark, Sears	$633
		Danbury, Connecticut
6	100%	Deptford Mall(9)	1975/2006	1990	1,040,000	343,000	95.3%	JCPenney, Macy's	Boscov's, Sears	$580
		Deptford, New Jersey
7	100%	Desert Sky Mall	1981/2002	2007	893,000	282,000	97.0%	Burlington Coat Factory, Dillard's, Sears	La Curacao, Mercado de los Cielos	$338
		Phoenix, Arizona
8	100%	Eastland Mall(6)	1978/1998	1996	1,044,000	555,000	96.8%	Dillard's, Macy's	JCPenney	$364
		Evansville, Indiana
9	100%	Fashion Outlets of Chicago	2013/—	-	537,000	537,000	97.9%	—	—	$734
		Rosemont, Illinois
10	100%	FlatIron Crossing(9)	2000/2002	2009	1,430,000	787,000	93.7%	Dillard's, Macy's, Nordstrom	Dick's Sporting Goods	$551
		Broomfield, Colorado
11	50.1%	Freehold Raceway Mall(8)	1990/2005	2007	1,669,000	771,000	98.7%	JCPenney, Lord & Taylor, Macy's, Nordstrom	Dick's Sporting Goods, Primark, Sears	$610
		Freehold, New Jersey
12	100%	Fresno Fashion Fair	1970/1996	2006	963,000	402,000	98.1%	Macy's Women's & Home	Forever 21, JCPenney, Macy's Men's & Children's	$642
		Fresno, California
13	100%	Green Acres Mall(6)	1956/2013	2015	1,799,000	681,000	93.2%	—	BJ's Wholesale Club, Century 21, JCPenney, Kohl's, Macy's, Macy's Men's/Furniture Gallery, Sears, Walmart	$643
		Valley Stream, New York
14	100%	Inland Center(6)(10)	1966/2004	2004	866,000	204,000	99.0%	Macy's, Sears	Forever 21, JC Penney	$510
		San Bernardino, California
15	100%	Kings Plaza Shopping Center(6)	1971/2012	2002	1,192,000	463,000	92.3%	Macy's	Lowe's, Sears	$720
		Brooklyn, New York
16	100%	La Cumbre Plaza(6)	1967/2004	1989	491,000	174,000	93.1%	Macy's	Sears	$431
		Santa Barbara, California
17	100%	Northgate Mall	1964/1986	2010	750,000	279,000	95.3%	—	Kohl's, Macy's, Sears	$454
		San Rafael, California
18	100%	NorthPark Mall	1973/1998	2001	1,051,000	401,000	85.9%	Dillard's, JCPenney, Sears, Von Maur	Younkers	$308
		Davenport, Iowa
19	100%	Oaks, The(11)	1978/2002	2009	1,145,000	587,000	97.6%	JCPenney, Macy's, Macy's Men's & Home	Nordstrom	$580
		Thousand Oaks, California

Count	Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors (3)	Company-Owned Anchors (3)	Sales PSF (4)
20	100%	Pacific View	1965/1996	2001	1,021,000	372,000	95.0%	JCPenney, Sears, Target	Macy's	$448
		Ventura, California
21	100%	Queens Center(6)	1973/1995	2004	966,000	409,000	98.2%	JCPenney, Macy's	—	$1,134
		Queens, New York
22	100%	Santa Monica Place	1980/1999	2010	517,000	294,000	90.5%	—	Bloomingdale's, Nordstrom	$786
		Santa Monica, California
23	84.9%	SanTan Village Regional Center	2007/—	2009	1,031,000	624,000	96.5%	Dillard's, Macy's	Dick's Sporting Goods	$525
		Gilbert, Arizona
24	100%	Stonewood Center(6)	1953/1997	1991	932,000	358,000	98.5%	—	JCPenney, Kohl's, Macy's, Sears	$544
		Downey, California
25	100%	Superstition Springs Center	1990/2002	2002	1,040,000	388,000	94.1%	Dillard's, JCPenney, Macy's, Sears	Sports Authority	$369
		Mesa, Arizona
26	100%	Towne Mall	1985/2005	1989	350,000	179,000	89.2%	—	Belk, JCPenney, Sears	$349
		Elizabethtown, Kentucky
27	100%	Tucson La Encantada	2002/2002	2005	243,000	243,000	94.8%	—	—	$767
		Tucson, Arizona
28	100%	Twenty Ninth Street(6)(9)	1963/1979	2007	850,000	559,000	99.3%	Macy's	Home Depot	$626
		Boulder, Colorado
29	100%	Valley Mall	1978/1998	1992	506,000	191,000	88.0%	Target	Belk, Dick's Sporting Goods, JCPenney	$325
		Harrisonburg, Virginia
30	100%	Valley River Center(7)	1969/2006	2007	921,000	345,000	97.4%	Macy's	JCPenney, Sports Authority	$465
		Eugene, Oregon
31	100%	Victor Valley, Mall of	1986/2004	2012	577,000	254,000	97.9%	Macy's	Dick's Sporting Goods, JCPenney, Sears	$520
		Victorville, California
32	100%	Vintage Faire Mall	1977/1996	2008	1,141,000	408,000	96.7%	Forever 21, Macy's Women's & Children's	Dick's Sporting Goods, JCPenney, Macy's Men's & Home, Sears	$677
		Modesto, California
33	100%	Wilton Mall	1990/2005	1998	736,000	451,000	95.2%	JCPenney	Bon-Ton, Dick's Sporting Goods, Sears	$295
		Saratoga Springs, New York
		Total Consolidated Centers			30,662,000	13,550,000	95.3%			$579
	UNCONSOLIDATED JOINT VENTURE CENTERS:
34	50%	Biltmore Fashion Park	1963/2003	2006	516,000	211,000	99.0%	—	Macy's, Saks Fifth Avenue	$835
		Phoenix, Arizona
35	50.1%	Corte Madera, Village at	1985/1998	2005	460,000	224,000	97.9%	Macy's, Nordstrom	—	$1,475
		Corte Madera, California
36	50%	Kierland Commons	1999/2005	2003	439,000	439,000	98.3%	—	—	$670
		Scottsdale, Arizona
37	60%	Lakewood Center	1953/1975	2008	2,075,000	967,000	96.3%	—	Costco, Forever 21, Home Depot, JCPenney, Macy's, Sports Authority, Target	$467
		Lakewood, California
38	60%	Los Cerritos Center(6)	1971/1999	2015	1,292,000	532,000	97.2%	Macy's, Nordstrom	Dick's Sporting Goods, Forever 21, Sears	$843
		Cerritos, California
39	50%	North Bridge, The Shops at(6)	1998/2008	-	660,000	400,000	99.8%	—	Nordstrom	$856
		Chicago, Illinois
40	50%	Scottsdale Fashion Square(12)	1961/2002	2015	1,811,000	790,000	97.8%	Dillard's	Barneys New York, Dick's Sporting Goods, Macy's, Neiman Marcus, Nordstrom	$745
		Scottsdale, Arizona

Count	Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors (3)	Company-Owned Anchors (3)	Sales PSF (4)
41	60%	South Plains Mall	1972/1998	1995	1,127,000	468,000	93.5%	—	Bealls, Dillard's (two), JCPenney, Sears	$452
		Lubbock, Texas
42	50%	Tysons Corner Center	1968/2005	2014	1,967,000	1,082,000	98.9%	—	Bloomingdale's, L.L. Bean, Lord & Taylor, Macy's, Nordstrom	$851
		Tysons Corner, Virginia
43	60%	Washington Square	1974/1999	2005	1,441,000	506,000	98.4%	Macy's	Dick's Sporting Goods, JCPenney, Nordstrom, Sears	$1,125
		Portland, Oregon
44	19%	West Acres	1972/1986	2001	971,000	418,000	99.8%	Herberger's, Macy's	JCPenney, Sears	$501
		Fargo, North Dakota
		Total Unconsolidated Joint Ventures			12,759,000	6,037,000	97.8%			$763
	REGIONAL SHOPPING CENTERS UNDER REDEVELOPMENT
45	50%	Broadway Plaza(6)(13)	1951/1985	ongoing	761,000	211,000	(14)	Macy's	Neiman Marcus, Nordstrom	(14)
		Walnut Creek, California
46	100%	Fashion Outlets of Niagara Falls USA(15)	1982/2011	2014	686,000	686,000	(14)	—	—	(14)
		Niagara Falls, New York
47	50%	Fashion Outlets of Philadelphia(6)(13)	1977/2014	ongoing	850,000	624,000	(14)	—	Burlington Coat Factory, Century 21	(14)
		Philadelphia, Pennsylvania
48	100%	Paradise Valley Mall(15)	1979/2002	2009	1,150,000	370,000	(14)	Dillard's, JCPenney, Macy's	Costco, Sears	(14)
		Phoenix, Arizona
49	100%	SouthPark Mall(15)	1974/1998	2015	856,000	341,000	(14)	Dillard's, Von Maur	Dick's Sporting Goods, JCPenney, Younkers	(14)
		Moline, Illinois
50	100%	Westside Pavilion(15)	1985/1998	2007	755,000	397,000	(14)	Macy's	Nordstrom	(14)
		Los Angeles, California
50		Total Regional Shopping Centers			48,479,000	22,216,000	96.1%			$635
	COMMUNITY/POWER SHOPPING CENTERS
1	50%	Atlas Park, The Shops at(13)	2006/2011	2013	372,000	372,000	71.6%	—	—	—
		Queens, New York
2	50%	Boulevard Shops(13)	2001/2002	2004	185,000	185,000	96.4%	—	—	—
		Chandler, Arizona
3	40.1%	Estrella Falls, The Market at(13)(16)	2009/—	2009	219,000	219,000	95.0%	—	—	—
		Goodyear, Arizona
4	89.4%	Promenade at Casa Grande(15)(17)	2007/—	2009	909,000	431,000	90.2%	Dillard's, JCPenney, Kohl's, Target	Sports Authority	—
		Casa Grande, Arizona
5	100%	Southridge Center(15)	1975/1998	2013	823,000	434,000	76.5%	Des Moines Area Community College	Sears, Target, Younkers	—
		Des Moines, Iowa
6	100.0%	Superstition Springs Power Center(15)	1990/2002	-	206,000	53,000	100.0%	Best Buy, Burlington Coat Factory	—	—
		Mesa, Arizona
7	100%	The Marketplace at Flagstaff(6)(15)	2007/—	-	268,000	146,000	100.0%	—	Home Depot	—
		Flagstaff, Arizona
7		Total Community/Power Shopping Centers			2,982,000	1,840,000
57		Total before Other Assets			51,461,000	24,056,000
	OTHER ASSETS:
	100%	Various(15)(18)			477,000	199,000	100.0%	—	Forever 21, Kohl's, Sports Authority	—
	100%	500 North Michigan Avenue(15)			326,000	—	64.2%	—	—	—
		Chicago, Illinois

Count	Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors (3)	Company-Owned Anchors (3)	Sales PSF (4)
	50%	Fashion Outlets of Philadelphia-Offices(6)(13)			526,000	—	100.0%	—	—	—
		Philadelphia, Pennsylvania
	100%	Paradise Village Ground Leases(15)			58,000	—	65.5%	—	—	—
		Phoenix, Arizona
	100%	Paradise Village Office Park II(15)			46,000	—	—	—	—	—
		Phoenix, Arizona
	50%	Scottsdale Fashion Square-Office(13)			122,000	—	—	—	—	—
		Scottsdale, Arizona
	50%	Tysons Corner Center-Office(13)			175,000	—	—	—	—	—
		Tysons Corner, Virginia
	50%	Hyatt Regency Tysons Corner Center(13)			290,000	—	—	—	—	—
		Tysons Corner, Virginia
	50%	VITA Tysons Corner Center(13)			510,000	—	—	—	—	—
		Tysons Corner, Virginia
	50%	Tysons Tower(13)			527,000	—	—	—	—	—
		Tysons Corner, Virginia
		Total Other Assets			3,057,000	199,000
		Grand Total			54,518,000	24,255,000
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

(2)
With respect to 43 Centers, the underlying land controlled by the Company is owned in fee entirely by the Company or, in the case of Joint Venture Centers, by the joint venture property partnership or limited liability company. With respect to the remaining 14 Centers, portions of the underlying land controlled by the Company is owned by third parties and leased to the Company, or the joint venture property partnership or limited liability company, pursuant to long-term ground leases. Under the terms of a typical ground lease, the Company, or the joint venture property partnership or limited liability company, has an option or right of first refusal to purchase the land. The termination dates of the ground leases range from 2016 to 2098.

(3)
Total GLA includes GLA attributable to Anchors (whether owned or non-owned) and Mall and Freestanding Stores as of December 31, 2015. “Non-owned Anchors” is space not owned by the Company (or, in the case of Joint Venture Centers, by the joint venture property partnership or limited liability company) which is occupied by Anchor tenants. “Company-owned Anchors” is space owned (or leased) by the Company (or, in the case of Joint Venture Centers, by the joint venture property partnership or limited liability company) and leased (or subleased) to Anchor tenants.

(4)
Sales per square foot are based on reports by retailers leasing Mall Stores and Freestanding Stores for the trailing twelve months for tenants which have occupied such stores for a minimum of twelve months. Sales per square foot are also based on tenants 10,000 square feet and under for Regional Shopping Centers.

(5)	On January 6, 2016, the Company sold a 40% ownership interest in the property (See "Item 1. Business—Recent Developments—Acquisitions and Dispositions").

(6)	Portions of the land on which the Center is situated are subject to one or more long-term ground leases.

(7)
These Centers have a vacant Anchor location. The Company is seeking replacement tenants and/or contemplating redevelopment opportunities for these vacant sites. The Company continues to collect rent under the terms of an agreement regarding one of these two vacant Anchor locations.

(8)	Primark plans to open stores at Danbury Fair Mall and Freehold Raceway Mall in Summer 2016.

(9)	On January 14, 2016, the Company sold a 49% ownership interest in the property (See "Item 1. Business—Recent Developments—Acquisitions and Dispositions").

(10)	JCPenney plans to open a new store at Inland Center in Fall 2016.

(11)	Dick's Sporting Goods plans to open a new store at The Oaks in Fall 2016.

(12)	Barneys New York plans to close its store at Scottsdale Fashion Square in Spring 2016.

(13)	Included in Unconsolidated Joint Venture Centers.

(14)
Tenant spaces have been intentionally held off the market and remain vacant because of redevelopment plans. As a result, the Company believes the percentage of mall and freestanding GLA leased and the sales per square foot at this redevelopment property are not meaningful data.

(15)	Included in Consolidated Centers.

(16)	Burlington Coat Factory plans to open a store at The Market at Estrella Falls in Fall 2016.

(17)	Target closed its store at Promenade at Casa Grande in January 2016.

(18)
The Company owns a portfolio of eight stores located at shopping centers not owned by the Company. Of these eight stores, two have been leased to Forever 21, one has been leased to Kohl's, one has been leased to Sports Authority and four have been leased for non-Anchor usage. With respect to five of the eight stores, the underlying land is owned in fee entirely by the Company. With respect to the remaining three stores, the underlying land is owned by third parties and leased to the Company pursuant to long-term building or ground leases. Under the terms of a typical building or ground lease, the Company pays rent for the use of the building or land and is generally responsible for all costs and expenses associated with the building and improvements. In some cases, the Company has an option or right of first refusal to purchase the land. The termination dates of the ground leases range from 2018 to 2027.

Mortgage Debt
The following table sets forth certain information regarding the mortgages encumbering the Centers, including those Centers in which the Company has less than a 100% interest. The information set forth below is as of December 31, 2015 (dollars in thousands):

Property Pledged as Collateral	Fixed or Floating	Carrying Amount(1)	Effective Interest Rate(2)	Annual Debt Service(3)	Maturity Date(4)	Balance Due on Maturity	Earliest Date Notes Can Be Defeased or Be Prepaid
Consolidated Centers:
Arrowhead Towne Center(5)	Fixed	$221,194	2.76%	$13,572	10/5/18	$199,487	Any Time
Chandler Fashion Center(6)	Fixed	200,000	3.77%	7,500	7/1/19	200,000	Any Time
Danbury Fair Mall(7)	Fixed	222,497	5.53%	18,456	10/1/20	188,854	Any Time
Deptford Mall(8)	Fixed	193,861	3.76%	11,364	4/3/23	160,294	Any Time
Deptford Mall(9)	Fixed	14,001	6.46%	1,212	6/1/16	13,877	Any Time
Fashion Outlets of Chicago(10)	Floating	200,000	1.84%	3,492	3/31/20	200,000	Any Time
Fashion Outlets of Niagara Falls USA	Fixed	118,615	4.89%	8,724	10/6/20	103,810	Any Time
Flagstaff Mall(11)	Fixed	37,000	8.97%	1,836	11/1/15	37,000	Any Time
FlatIron Crossing(8)	Fixed	254,733	3.90%	16,716	1/5/21	216,740	Any Time
Freehold Raceway Mall(6)	Fixed	225,094	4.20%	13,584	1/1/18	216,258	Any Time
Green Acres Mall	Fixed	306,954	3.61%	17,364	2/3/21	269,922	Any Time
Kings Plaza Shopping Center	Fixed	470,627	3.67%	26,748	12/3/19	427,423	Any Time
Northgate Mall(12)	Floating	64,000	3.30%	1,716	3/1/17	64,000	Any Time
Oaks, The	Fixed	205,986	4.14%	12,768	6/5/22	174,311	Any Time
Pacific View	Fixed	130,458	4.08%	8,016	4/1/22	110,597	4/12/2017
Queens Center	Fixed	600,000	3.49%	20,928	1/1/25	600,000	Any Time
Santa Monica Place	Fixed	225,089	2.99%	12,048	1/3/18	214,118	Any Time
SanTan Village Regional Center	Fixed	130,898	3.14%	7,068	6/1/19	120,238	Any Time
Stonewood Center	Fixed	105,494	1.80%	7,680	11/1/17	94,471	Any Time
Superstition Springs Center(13)	Floating	67,763	2.17%	1,788	10/28/16	67,500	Any Time
Towne Mall	Fixed	22,200	4.48%	1,404	11/1/22	18,886	Any Time
Tucson La Encantada(14)	Fixed	70,070	4.23%	4,416	3/1/22	59,788	Any Time
Victor Valley, Mall of	Fixed	115,000	4.00%	4,560	9/1/24	115,000	10/22/16
Vintage Faire Mall(15)	Fixed	276,117	3.55%	15,060	3/6/26	211,507	3/26/2017
Westside Pavilion	Fixed	146,961	4.49%	9,396	10/1/22	125,489	Any Time
		$4,624,612

Property Pledged as Collateral	Fixed or Floating	Carrying Amount(1)	Effective Interest Rate(2)	Annual Debt Service(3)	Maturity Date(4)	Balance Due on Maturity	Earliest Date Notes Can Be Defeased or Be Prepaid
Unconsolidated Joint Venture Centers (at Company's Pro Rata Share):
Atlas Park, The Shops at(50.0%)(16)	Floating	24,146	2.56%	602	10/22/2020	24,146	Any Time
Boulevard Shops(50.0%)(17)	Floating	9,772	2.12%	379	12/16/2018	9,133	Any Time
Corte Madera, The Village at(50.1%)	Fixed	37,198	7.27%	3,265	11/1/2016	36,696	Any Time
Estrella Falls, The Market at(40.1%)(18)	Floating	10,420	2.34%	210	2/5/2020	10,087	Any Time
Kierland Commons(50.0%)(19)	Floating	66,205	2.38%	2,356	1/2/2018	64,281	Any Time
Lakewood Center(60.0%)(20)	Fixed	228,953	4.15%	13,144	6/1/2026	185,306	8/6/17
Los Cerritos Center(60.0%)(21)	Fixed	315,000	4.00%	12,600	11/1/2027	278,711	11/1/21
North Bridge, The Shops at(50.0%)(14)	Fixed	94,884	7.52%	8,601	6/15/2016	94,258	Any Time
Scottsdale Fashion Square(50.0%)	Fixed	247,823	3.02%	13,281	4/3/2023	201,331	Any Time
South Plains Mall(60.0%)(22)	Fixed	120,000	4.22%	5,065	11/6/2025	120,000	10/23/18
Tysons Corner Center(50.0%)(23)	Fixed	408,017	4.13%	24,643	1/1/2024	333,233	Any Time
Washington Square(60.0%)(24)	Fixed	330,000	3.65%	12,045	11/1/2022	311,348	11/1/18
West Acres(19.0%)	Fixed	10,613	6.41%	1,069	10/1/2016	10,315	Any Time
		$1,903,031
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

The debt premiums (discounts) as of December 31, 2015 consisted of the following:

Property Pledged as Collateral
Consolidated Centers
Arrowhead Towne Center	$8,494
Deptford Mall	(3)
Fashion Outlets of Niagara Falls USA	4,486
Stonewood Center	5,168
Superstition Springs Center	263
$18,408
Unconsolidated Joint Venture Center (at Company's Pro Rata Share)
Lakewood Center	$(14,750)

(2)	The interest rate disclosed represents the effective interest rate, including the debt premiums (discounts) and deferred finance costs.

(3)	The annual debt service represents the annual payment of principal and interest.

(4)
The maturity date assumes that all extension options are fully exercised and that the Company does not opt to refinance the debt prior to these dates. These extension options are at the Company's discretion, subject to certain conditions, which the Company believes will be met.

(5)
On January 6, 2016, the Company replaced the existing loan on the property with a new $400,000 loan that bears interest at an effective rate of 4.05% and matures on February 1, 2028. Concurrently, a 40% interest in the loan was assumed by a third party in connection with the sale of a 40% ownership interest in the underlying property (See "Item 1. Business—Recent Developments—Acquisitions and Dispositions").

(6)	A 49.9% interest in the loan has been assumed by a third party in connection with a co-venture arrangement.

(7)	Northwestern Mutual Life ("NML") is the lender of 50% of the loan. NML is considered a related party as it is a joint venture partner with the Company in Broadway Plaza.

(8)
On January 14, 2016, a 49% interest in the loan was assumed by a third party in connection with the sale of a 49% ownership interest in the MAC Heitman Portfolio (See "Item 1. Business—Recent Developments—Acquisitions and Dispositions").

(9)	The Company expects to pay off this loan on March 1, 2016.

(10)	On March 3, 2015, the Company amended the loan on the property. The amended $200,000 loan bears interest at LIBOR plus 1.50% and matures on March 31, 2020.

(11)
On November 1, 2015, this nonrecourse loan went into maturity default. The Company is working with the loan servicer, which is expected to result in a transition of the property to the loan servicer or a receiver.

(12)	The loan bears interest at LIBOR plus 2.25% and matures on March 1, 2017.

(13)	The loan bears interest at LIBOR plus 2.30% and matures on October 28, 2016.

(14)	NML is the lender of this loan.

(15)	On February 19, 2015, the Company placed a $280,000 loan on the property that bears interest at an effective rate of 3.55% and matures on March 6, 2026.

(16)
On October 28, 2015, the Company's joint venture in The Shops at Atlas Park placed a $57,751 loan on the property that bears interest at LIBOR plus 2.25% and matures on October 22, 2020, including two one-year extension options.

(17)	The loan bears interest at LIBOR plus 1.75% and matures on December 16, 2018, including two one-year extension options.

(18)
On February 3, 2015, the Company's joint venture in The Market at Estrella Falls replaced the existing loan on the property with a new $26,500 loan that bears interest at LIBOR plus 1.70% and matures on February 5, 2020, including a one-year extension option.

(19)	The loan bears interest at LIBOR plus 1.9% and matures on January 2, 2018, including a one-year extension option.

(20)
On March 2, 2015, the Company paid off in full the loan on the property. On May 12, 2015, the Company placed a new $410,000 loan on the property that bears interest at an effective rate of 4.15% and matures on June 1, 2026. On October 30, 2015, a 40% interest in the loan was assumed by a third party in connection with the sale of a 40% ownership interest in the PPR Portfolio (See "Item 1. Business—Recent Developments—Acquisitions and Dispositions").

(21)
On October 30, 2015, the Company replaced the existing loan on the property with a new $525,000 loan that bears interest at an effective rate of 4.00% and matures on November 1, 2027. Concurrently, a 40% interest in the loan was assumed by a third party in connection with the sale of a 40% ownership interest in the PPR Portfolio (See "Item 1. Business—Recent Developments—Acquisitions and Dispositions").

(22)
On October 23, 2015, the Company placed a $200,000 loan on the property that bears interest at an effective rate of 4.22% and matures on November 6, 2025, On October 30, 2015, a 40% interest in the loan was assumed by a third party in connection with the sale of a 40% ownership interest in the PPR Portfolio (See "Item 1. Business—Recent Developments—Acquisitions and Dispositions").

(23)	NML is the lender of 33.3% of the loan.

(24)
On October 5, 2015, the Company paid off in full the existing loan on the property. On October 29, 2015, the Company placed a new $550,000 loan on the property that bears interest at an effective rate of 3.65% and matures on November 1, 2022. On October 30, 2015, a 40% interest in the loan was assumed by a third party in connection with the sale of a 40% ownership interest in the PPR Portfolio (See "Item 1. Business—Recent Developments—Acquisitions and Dispositions").

ITEM 3.    LEGAL PROCEEDINGS
None of the Company, the Operating Partnership, the Management Companies or their respective affiliates is currently involved in any material legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The common stock of the Company is listed and traded on the New York Stock Exchange under the symbol "MAC". The common stock began trading on March 10, 1994 at a price of $19 per share. In 2015, the Company's shares traded at a high of $95.93 and a low of $71.98.
As of February 12, 2016, there were approximately 533 stockholders of record. The following table shows high and low sales prices per share of common stock during each quarter in 2015 and 2014 and dividends per share of common stock declared and paid by the Company during each quarter:

	Market Quotation Per Share
			Dividends (1)
Quarter Ended	High	Low	Declared	Paid
March 31, 2015	$95.93	$81.61	$0.65	$0.65
June 30, 2015	$86.31	$74.51	$0.65	$0.65
September 30, 2015	$81.52	$71.98	$0.65	$0.65
December 31, 2015	$86.29	$74.55	$4.68	$2.68
March 31, 2014	$62.41	$55.21	$0.62	$0.62
June 30, 2014	$68.28	$61.66	$0.62	$0.62
September 30, 2014	$68.81	$62.62	$0.62	$0.62
December 31, 2014	$85.55	$63.25	$0.65	$0.65
_______________________________________________________________________________

(1)
The dividends declared for the quarter ended December 31, 2015 include a special dividend/distribution of $2.00 per share of common stock and per OP Unit that was paid on January 6, 2016 (See "Item 1. Business—Recent Developments—Other Events and Transactions").

To maintain its qualification as a REIT, the Company is required each year to distribute to stockholders at least 90% of its net taxable income after certain adjustments. The Company paid all of its 2015 and 2014 quarterly dividends in cash. The timing, amount and composition of future dividends will be determined in the sole discretion of the Company's board of directors and will depend on actual and projected cash flow, financial condition, funds from operations, earnings, capital requirements, annual REIT distribution requirements, contractual prohibitions or other restrictions, applicable law and such other factors as the board of directors deems relevant. For example, under the Company's existing financing arrangements, the Company may pay cash dividends and make other distributions based on a formula derived from funds from operations (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations ("FFO") and Adjusted Funds From Operations ("AFFO")") and only if no default under the financing agreements has occurred, unless, under certain circumstances, payment of the distribution is necessary to enable the Company to continue to qualify as a REIT under the Code.
Stock Performance Graph
The following graph provides a comparison, from December 31, 2010 through December 31, 2015, of the yearly percentage change in the cumulative total stockholder return (assuming reinvestment of dividends) of the Company, the Standard & Poor's ("S&P") 500 Index, the S&P Midcap 400 Index and the FTSE NAREIT All Equity REITs Index, an industry index of publicly-traded REITs (including the Company).
The graph assumes that the value of the investment in each of the Company's common stock and the indices was $100 at the close of the market on December 31, 2010.
Upon written request directed to the Secretary of the Company, the Company will provide any stockholder with a list of the REITs included in the FTSE NAREIT All Equity REITs Index. The historical information set forth below is not necessarily indicative of future performance.

Data for the FTSE NAREIT All Equity REITs Index, the S&P 500 Index and the S&P Midcap 400 Index were provided by Research Data Group.
Copyright© 2016 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
The Macerich Company	$100.00	$111.26	$133.23	$139.89	$205.92	$216.24
S&P 500 Index	100.00	102.11	118.45	156.82	178.29	180.75
S&P Midcap 400 Index	100.00	98.27	115.84	154.64	169.75	166.05
FTSE NAREIT All Equity REITs Index	100.00	108.28	129.62	133.32	170.68	175.51
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2015 to October 31, 2015	—		$—	—		$—
November 1, 2015 to November 30, 2015	4,140,788	(3)	78.26	4,140,788	(3)	800,000,000	(4)
December 1, 2015 to December 31, 2015	—		—	—		—
	4,140,788		$78.26	4,140,788		$800,000,000
_______________________________________________________________________________

(1)	The average price paid per share is calculated on a trade date basis.

(2)
On September 30, 2015, the Company's Board of Directors authorized the repurchase of up to $1.2 billion of the Company's outstanding common shares over the period ending September 30, 2017, as market conditions warrant. Repurchases may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated stock repurchase transactions, or other methods of acquiring shares from time to time as permitted by securities law and other legal requirements.

(3)
On November 12, 2015, the Company entered into an ASR to repurchase $400.0 million of the Company's common stock. In accordance with the ASR (See "Item 1. Business—Recent Developments—Other Events and Transactions"), the Company made a prepayment of $400.0 million and received an initial share delivery of 4,140,788 shares. On January 20, 2016, the ASR was completed and the Company received an additional delivery of 970,609 shares.

(4)
On February 17, 2016, the Company entered into another ASR to repurchase $400.0 million of the Company's common stock. In accordance with the ASR (See "Item 1. Business—Recent Developments—Other Events and Transactions"), the Company made a prepayment of $400.0 million and received an initial share delivery of 4,222,193 shares, resulting in an approximate dollar value that may be purchased under the program of $400.0 million.

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

	Years Ended December 31,
	2015	2014	2013	2012	2011
OPERATING DATA:
Revenues:
Minimum rents (1)	$759,603	$633,571	$578,113	$447,321	$381,274
Percentage rents	25,693	24,350	23,156	21,388	16,818
Tenant recoveries	415,129	361,119	337,772	247,593	215,872
Other	61,470	52,226	50,242	39,980	30,376
Management Companies	26,254	33,981	40,192	41,235	40,404
Total revenues	1,288,149	1,105,247	1,029,475	797,517	684,744
Expenses:
Shopping center and operating expenses	379,815	353,505	329,795	251,923	213,832
Management Companies' operating expenses	92,340	88,424	93,461	85,610	86,587
REIT general and administrative expenses	29,870	29,412	27,772	20,412	21,113
Costs related to unsolicited takeover offer (2)	25,204	—	—	—	—
Depreciation and amortization	464,472	378,716	357,165	277,621	227,980
Interest expense	211,943	190,689	197,247	164,392	167,249
(Gain) loss on early extinguishment of debt, net (3)	(1,487)	9,551	(1,432)	—	1,485
Total expenses	1,202,157	1,050,297	1,004,008	799,958	718,246
Equity in income of unconsolidated joint ventures (4)	45,164	60,626	167,580	79,281	294,677
Co-venture expense	(11,804)	(9,490)	(8,864)	(6,523)	(5,806)
Income tax benefit (5)	3,223	4,269	1,692	4,159	6,110
Gain (loss) on sale or write down of assets, net (6)	378,248	73,440	(78,057)	28,734	(25,639)
Gain on remeasurement of assets (7)	22,089	1,423,136	51,205	199,956	3,602
Income from continuing operations	522,912	1,606,931	159,023	303,166	239,442
Discontinued operations: (8)
Gain (loss) on disposition of assets, net	—	—	286,414	50,811	(67,333)
Income (loss) from discontinued operations	—	—	3,522	12,412	(3,034)
Total income (loss) from discontinued operations	—	—	289,936	63,223	(70,367)
Net income	522,912	1,606,931	448,959	366,389	169,075
Less net income attributable to noncontrolling interests	35,350	107,889	28,869	28,963	12,209
Net income attributable to the Company	$487,562	$1,499,042	$420,090	$337,426	$156,866
Earnings per common share ("EPS") attributable to the Company—basic:
Income from continuing operations	$3.08	$10.46	$1.07	$2.07	$1.67
Discontinued operations	—	—	1.94	0.44	(0.49)
Net income attributable to common stockholders	$3.08	$10.46	$3.01	$2.51	$1.18
EPS attributable to the Company—diluted: (9)(10)
Income from continuing operations	$3.08	$10.45	$1.06	$2.07	$1.67
Discontinued operations	—	—	1.94	0.44	(0.49)
Net income attributable to common stockholders	$3.08	$10.45	$3.00	$2.51	$1.18

	As of December 31,
	2015	2014	2013	2012	2011
BALANCE SHEET DATA:
Investment in real estate (before accumulated depreciation)	$10,689,656	$12,777,882	$9,181,338	$9,012,706	$7,489,735
Total assets	$11,258,576	$13,121,778	$9,075,250	$9,311,209	$7,938,549
Total mortgage and notes payable	$5,283,742	$6,292,400	$4,582,727	$5,261,370	$4,206,074
Equity(11)	$5,071,239	$6,039,849	$3,718,717	$3,416,251	$3,164,651
OTHER DATA:
Funds from operations ("FFO")—diluted (12)	$642,268	$542,754	$527,574	$577,862	$399,559
Cash flows provided by (used in):
Operating activities	$540,377	$400,706	$422,035	$351,296	$237,285
Investing activities	$(101,024)	$(255,791)	$271,867	$(963,374)	$(212,086)
Financing activities	$(437,750)	$(129,723)	$(689,980)	$610,623	$(403,596)
Number of Centers at year end	58	60	64	70	79
Regional Shopping Centers portfolio occupancy (13)	96.1%	95.8%	94.6%	93.8%	92.7%
Regional Shopping Centers portfolio sales per square foot (14)	$635	$587	$562	$517	$489
Weighted average number of shares outstanding—EPS basic	157,916	143,144	139,598	134,067	131,628
Weighted average number of shares outstanding—EPS diluted(10)	158,060	143,291	139,680	134,148	131,628
Distributions declared per common share (15)	$6.63	$2.51	$2.36	$2.23	$2.05
_______________________________________________________________________________

(1)
Minimum rents were increased by amortization of above and below-market leases of $16.5 million, $9.1 million, $6.6 million, $5.2 million and $9.3 million for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

(2)	Costs related to unsolicited takeover offer from Simon. See "Item 1. Business—Recent Developments—Other Events and Transactions".

(3)
The Company repurchased $180.3 million of its convertible senior notes ("Senior Notes") during the year ended December 31, 2011 that resulted in a loss of $1.5 million on the early extinguishment of debt. The (gain) loss on early extinguishment of debt, net for the year ended December 31, 2015 includes the loss on the extinguishment of a term loan of $0.6 million. The (gain) loss on early extinguishment of debt, net for the years ended December 31, 2015, 2014 and 2013 also includes the (gain) loss on the extinguishment of mortgage notes payable of $(2.1) million, $9.6 million and $(1.4) million, respectively.

(4)
On February 24, 2011, the Company's joint venture in Kierland Commons Investment LLC (“KCI”) acquired an additional ownership interest in PHXAZ/Kierland Commons, L.L.C. (“Kierland Commons”) for $105.6 million. The Company's share of the purchase price consisted of a cash payment of $34.2 million and the assumption of a pro rata share of debt of $18.6 million. As a result of this transaction, KCI increased its ownership interest in Kierland Commons from 49% to 100%. KCI accounted for the acquisition as a business combination achieved in stages and recognized a remeasurement gain of $25.0 million based on the acquisition date fair value and its previously held investment in Kierland Commons. As a result of this transaction, the Company's ownership interest in KCI increased from 24.5% to 50%. The Company's pro rata share of the gain recognized by KCI was $12.5 million and was included in equity in income from unconsolidated joint ventures.

On February 28, 2011, the Company, in a 50/50 joint venture, acquired The Shops at Atlas Park for a total purchase price of $53.8 million. The Company's share of the purchase price was $26.9 million.
On February 28, 2011, the Company acquired the remaining 50% ownership interest in Desert Sky Mall that it did not previously own for $27.6 million. The purchase price was funded by a cash payment of $1.9 million and the assumption of the third party's pro rata share of the mortgage note payable on the property of $25.8 million. Prior to the acquisition, the Company had accounted for its investment in Desert Sky Mall under the equity method. As of the date of acquisition, the Company has included Desert Sky Mall in its consolidated financial statements.
On April 1, 2011, the Company's joint venture in SDG Macerich Properties, L.P. ("SDG Macerich") conveyed Granite Run Mall to the mortgage note lender by a deed-in-lieu of foreclosure. The mortgage note was non-recourse. The Company's pro rata share of the gain on the extinguishment of debt was $7.8 million.
On December 31, 2011, the Company and its joint venture partner reached agreement for the distribution and conveyance of interests in SDG Macerich that owned 11 regional shopping centers in a 50/50 partnership. Six of the 11 assets were distributed to the Company on December 31, 2011. The Company received 100% ownership of Eastland Mall, Lake Square Mall, SouthPark Mall, Southridge Center, NorthPark Mall and Valley Mall. These wholly-owned assets were recorded at fair value at the date of transfer, which resulted in a gain of $188.3 million. The gain reflected the fair value of the net assets received in excess of the book value of the Company's interest in SDG Macerich.
On March 30, 2012, the Company sold its 50% ownership interest in Chandler Village Center for a total sales price of $14.8 million, resulting in a gain on the sale of assets of $8.2 million. The sales price was funded by a cash payment of $6.0 million and the assumption of the Company's share of the mortgage note payable on the property of $8.8 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.
On March 30, 2012, the Company sold its 50% ownership interest in Chandler Festival for a total sales price of $31.0 million, resulting in a gain on the sale of assets of $12.3 million. The sales price was funded by a cash payment of $16.2 million and the assumption of the Company's share of the mortgage note payable on the property of $14.8 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.
On March 30, 2012, the Company's joint venture in SanTan Village Power Center sold the property for $54.8 million, resulting in a gain on the sale of assets of $23.3 million for the joint venture. The Company's pro rata share of the gain recognized was $7.9 million, net of noncontrolling interests of $3.6 million. The Company used its share of the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On May 31, 2012, the Company sold its 50% ownership interest in Chandler Gateway for a total sales price of $14.3 million, resulting in a gain on the sale of assets of $3.4 million. The sales price was funded by a cash payment of $4.9 million and the assumption of the Company's share of the mortgage note payable on the property of $9.4 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.
On August 10, 2012, the Company was bought out of its ownership interest in NorthPark Center for $118.8 million, resulting in a gain on the sale of assets of $24.6 million. The Company used the cash proceeds from the sale to pay down its line of credit.
On October 3, 2012, the Company acquired the remaining 75% ownership interest in FlatIron Crossing that it did not previously own for $310.4 million. The purchase price was funded by a cash payment of $195.9 million and the assumption of the third party's pro rata share of the mortgage note payable on the property of $114.5 million. As a result of this transaction, the Company recognized a remeasurement gain of $84.2 million.
On October 26, 2012, the Company acquired the remaining 33.3% ownership interest in Arrowhead Towne Center that it did not previously own for $144.4 million. The purchase price was funded by a cash payment of $69.0 million and the assumption of the third party's pro rata share of the mortgage note payable on the property of $75.4 million. As a result of this transaction, the Company recognized a remeasurement gain of $115.7 million.
On May 29, 2013, the Company's joint venture in Pacific Premier Retail LLC sold Redmond Town Center Office for $185.0 million, resulting in a gain on the sale of assets of $89.2 million to the joint venture. The Company's share of the gain was $44.4 million. The Company used its share of the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On June 12, 2013, the Company's joint venture in Pacific Premier Retail LLC sold Kitsap Mall for $127.0 million, resulting in a gain on the sale of assets of $55.2 million to the joint venture. The Company's share of the gain was $28.1 million. The Company used its share of the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On August 1, 2013, the Company's joint venture in Pacific Premier Retail LLC sold Redmond Town Center for $127.0 million, resulting in a gain on the sale of assets of $38.4 million to the joint venture. The Company's share of the gain was $18.3 million. The Company used its share of the proceeds from the sale to pay down its line of credit and for general corporate purposes.
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
On October 8, 2013, the Company's joint venture in Ridgmar Mall sold the property for $60.9 million, which resulted in a gain on the sale of assets of $6.2 million to the joint venture. The Company's share of the gain was $3.1 million. The cash proceeds from the sale were used to pay off the $51.7 million mortgage loan on the property and the remaining $9.2 million net of closing costs was distributed to the partners. The Company used its share of the proceeds from the sale to pay down its line of credit and for general corporate purposes.
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
On June 4, 2014, the Company acquired the remaining 49.0% ownership interest in Cascade Mall that it did not previously own for a cash payment of $15.2 million. The Company purchased Cascade Mall from its joint venture in Pacific Premier Retail LLC. Prior to the acquisition, the Company had accounted for its investment in Cascade Mall under the equity method of accounting. Since the date of acquisition, the Company has included Cascade Mall in its consolidated financial statements.
On July 30, 2014, the Company formed a joint venture with Pennsylvania Real Estate Investment Trust to redevelop Fashion Outlets of Philadelphia. The Company invested $106.8 million for a 50% ownership interest in the joint venture, which was funded by borrowings under its line of credit.
On August 28, 2014, the Company sold its 30% ownership interest in Wilshire Boulevard for a total sales price of $17.1 million, resulting in a gain on the sale of assets of $9.0 million. The sales price was funded by a cash payment of $15.4 million and the assumption of the Company's share of the mortgage note payable on the property of $1.7 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.

On November 14, 2014, the Company acquired the remaining 49% ownership interest that it did not previously own in two separate joint ventures, Pacific Premier Retail LLC and Queens JV LP, which together owned five Centers: Lakewood Center, Los Cerritos Center, Queens Center, Stonewood Center and Washington Square (collectively referred to herein as the "PPR Queens Portfolio"). The total consideration of approximately $1.8 billion was funded by the direct issuance of approximately $1.2 billion of common stock of the Company and the assumption of the third party's pro rata share of the mortgage notes payable on the properties of $672.1 million.
On February 17, 2015, the Company acquired the remaining 50% ownership interest in Inland Center that it did not previously own for $51.3 million. The purchase price was funded by a cash payment of $26.3 million and the assumption of the third party's share of the mortgage note payable on the property of $25.0 million. Concurrent with the purchase of the joint venture interest, the Company paid off the $50.0 million mortgage note payable on the property. The cash payment was funded by borrowings under the Company's line of credit.
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
On October 30, 2015, the Company sold a 40% ownership interest in Pacific Premier Retail LLC (the "PPR Portfolio"), which owns Lakewood Center, Los Cerritos Center, South Plains Mall and Washington Square for a total sales price of $1.3 billion, resulting in a gain on sale of assets of $311.2 million. The sales price was funded by a cash payment of $545.6 million and the assumption of the pro rata share of the mortgage notes payable on the properties of $713.0 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes, which included funding the ASR and Special Dividend (See "Item 1. Business—Recent Developments—Other Events and Transactions").

(5)	The Company's taxable REIT subsidiaries are subject to corporate level income taxes (See Note 20—Income Taxes in the Company's Notes to the Consolidated Financial Statements).

(6)
Gain (loss) on sale or write down of assets includes the gain of $311.2 million from the sale of a 40% ownership interest in the PPR Portfolio and $73.7 million from the sale of Panorama Mall during the year ended December 31, 2015 and the gain of $121.9 million from the sale of South Towne Center during the year ended December 31, 2014.

(7)
Gain on remeasurement of assets includes $22.1 million from the acquisition of Inland Center during the year ended December 31, 2015, $1.4 billion from the acquisition of the PPR Queens Portfolio during the year ended December 31, 2014, $36.3 million from the acquisition of Camelback Colonnade and $14.9 million from the acquisition of Superstition Springs Center during the year ended December 31, 2013, $84.2 million from the acquisition of FlatIron Crossing and $115.7 million from the acquisition of Arrowhead Towne Center during the year ended December 31, 2012, and $1.9 million from the acquisition of Desert Sky Mall and $1.7 million from the acquisition of Superstition Springs Land during the year ended December 31, 2011.

(8)	Discontinued operations include the following:
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
On April 30, 2012, the Company sold The Borgata for $9.2 million, resulting in a loss on the sale of assets of $1.3 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On May 11, 2012, the Company sold a former Mervyn's store in Montebello, California for $20.8 million, resulting in a loss on the sale of assets of $0.4 million. The proceeds from the sale were used for general corporate purposes.
On May 17, 2012, the Company sold Hilton Village for $24.8 million, resulting in a gain on the sale of assets of $3.1 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On May 31, 2012, the Company conveyed Prescott Gateway to the mortgage note lender by a deed-in-lieu of foreclosure. As a result of the conveyance, the Company recognized a gain on the extinguishment of debt of $16.3 million.
On June 28, 2012, the Company sold Carmel Plaza for $52.0 million, resulting in a gain on the sale of assets of $7.8 million. The Company used the proceeds from the sale to pay down its line of credit.
On May 31, 2013, the Company sold Green Tree Mall for $79.0 million, resulting in a gain on the sale of assets of $59.8 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.

On June 4, 2013, the Company sold Northridge Mall and Rimrock Mall in a combined transaction for $230.0 million, resulting in a gain on the sale of assets of $82.2 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
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
On December 11, 2013, the Company sold Chesterfield Towne Center and Centre at Salisbury in a combined transaction for $292.5 million, resulting in a gain on the sale of assets of $151.5 million. The sales price was funded by a cash payment of $67.8 million, the assumption of the $109.7 million mortgage note payable on Chesterfield Towne Center and the assumption of the $115.0 million mortgage note payable on Centre at Salisbury. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
The Company has classified the results of operations and gain or loss on sale for all of the above dispositions as discontinued operations for all years presented. On April 10, 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-08, which amended the definition of discontinued operations and requires additional disclosures for disposal transactions that do not meet the revised discontinued operations criteria. The Company adopted this pronouncement on January 1, 2014. As a result, properties sold after 2013 have been included in gain (loss) on sale or write down of assets, net, in continuing operations.

(9)
Assumes the conversion of Operating Partnership units to the extent they are dilutive to the EPS computation. It also assumes the conversion of MACWH, LP common and preferred units to the extent that they are dilutive to the EPS computation.

(10)
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

(12)	See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations ("FFO") and Adjusted Funds From Operations ("AFFO")".

(13)
Occupancy is the percentage of Mall and Freestanding GLA leased as of the last day of the reporting period. Centers under development and redevelopment are excluded from occupancy. As a result, occupancy for the years ended December 31, 2015 and 2014 excluded Broadway Plaza, Fashion Outlets of Niagara Falls USA, Fashion Outlets of Philadelphia, Paradise Valley Mall, SouthPark Mall and Westside Pavilion. Occupancy for the year ended December 31, 2013 excluded Paradise Valley Mall. Occupancy for the years ended December 31, 2012 and 2011 excluded The Shops at Atlas Park and Southridge Center.

In addition, occupancy for the year ended December 31, 2015 excluded Flagstaff Mall, which is in maturity default and is expected to be transitioned to the loan servicer or receiver. Occupancy for the year ended December 31, 2014 excluded Great Northern Mall, which was conveyed to the mortgage lender by a deed-in-lieu of foreclosure in 2015. Occupancy for the year ended December 31, 2013 excluded Rotterdam Square, which was sold on January 15, 2014. Furthermore, occupancy for the year ended December 31, 2011 excluded Valley View Center, which was sold by a court-appointed receiver in 2012.

(14)
Sales per square foot are based on reports by retailers leasing Mall Stores and Freestanding Stores for the trailing twelve months for tenants which have occupied such stores for a minimum of twelve months. Sales per square foot also are based on tenants 10,000 square feet and under for Regional Shopping Centers. The sales per square foot exclude Centers under development and redevelopment. As a result, sales per square foot for the years ended December 31, 2015 and 2014 excluded Broadway Plaza, Fashion Outlets of Niagara Falls USA, Fashion Outlets of Philadelphia, Paradise Valley Mall, SouthPark Mall and Westside Pavilion. Sales per square foot for the year ended December 31, 2013 excluded Paradise Valley Mall.

In addition, sales per square foot for the year ended December 31, 2015 excluded Flagstaff Mall, which is in maturity default and is expected to be transitioned to the loan servicer or receiver. Sales per square foot for the year ended December 31, 2014 excluded Great Northern Mall, which was conveyed to the mortgage lender by a deed-in-lieu of foreclosure in 2015. Sales per square foot for the year ended December 31, 2013 excluded Rotterdam Square, which was sold on January 15, 2014. Furthermore, sales per square foot for the year ended and sales per square foot for the year ended December 31, 2011 excluded Valley View Center, which was sold by a court-appointed receiver in 2012.

(15)
On October 30, 2015, the Company declared two special dividends/distributions ("Special Dividend"), each of $2.00 per share of common stock and per OP Unit.  The first Special Dividend was paid on December 8, 2015 to stockholders and OP Unit holders of record on November 12, 2015.  The second Special Dividend was paid on January 6, 2016 to common stockholders and OP Unit holders of record on November 12, 2015. The Special Dividends were funded from proceeds in connection with the financing and sale of ownership interests in the PPR Portfolio and Arrowhead Towne Center.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, the Operating Partnership. As of December 31, 2015, the Operating Partnership owned or had an ownership interest in 51 regional shopping centers and seven community/power shopping centers. These 58 regional and community/power shopping centers (which include any related office space) consist of approximately 55 million square feet of gross leasable area (“GLA”) and are referred to herein as the “Centers”. The Centers consist of consolidated Centers (“Consolidated Centers”) and unconsolidated joint venture Centers (“Unconsolidated Joint Venture Centers”) as set forth in “Item 2. Properties,” unless the context otherwise requires. The Company is a self-administered and self-managed REIT and conducts all of its operations through the Operating Partnership and the Management Companies.
The following discussion is based primarily on the consolidated financial statements of the Company for the years ended December 31, 2015, 2014 and 2013. It compares the results of operations and cash flows for the year ended December 31, 2015 to the results of operations and cash flows for the year ended December 31, 2014. Also included is a comparison of the results of operations and cash flows for the year ended December 31, 2014 to the results of operations and cash flows for the year ended December 31, 2013. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
Acquisitions and Dispositions:
The financial statements reflect the following acquisitions, dispositions and changes in ownership subsequent to the occurrence of each transaction.
On January 24, 2013, the Company acquired Green Acres Mall, a 1,799,000 square foot regional shopping center in Valley Stream, New York, for a purchase price of $500.0 million. The purchase price was funded from the placement of a $325.0 million mortgage note on the property and $175.0 million from borrowings under the Company's line of credit.
On April 25, 2013, the Company acquired a 19 acre parcel of land adjacent to Green Acres Mall for $22.6 million. The payment was funded by borrowings from the Company's line of credit.
On May 29, 2013, the Company's joint venture in Pacific Premier Retail LLC sold Redmond Town Center Office, a 582,000 square foot office building in Redmond, Washington, for $185.0 million, resulting in a gain on the sale of assets of $89.2 million to the joint venture. The Company's share of the gain was $44.4 million. The Company used its share of the proceeds from the sale to pay down its line of credit and for general corporate purposes.
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
On June 12, 2013, the Company's joint venture in Pacific Premier Retail LLC sold Kitsap Mall, an 846,000 square foot regional shopping center in Silverdale, Washington, for $127.0 million, resulting in a gain on the sale of assets of $55.2 million to the joint venture. The Company's share of the gain was $28.1 million. The Company used its share of the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On August 1, 2013, the Company's joint venture in Pacific Premier Retail LLC sold Redmond Town Center, a 695,000 square foot community center in Redmond, Washington, for $127.0 million, resulting in a gain on the sale of assets of $38.4 million to the joint venture. The Company's share of the gain was $18.3 million. The Company used its share of the proceeds from the sale to pay down its line of credit and for general corporate purposes.
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

On July 30, 2014, the Company formed a joint venture with Pennsylvania Real Estate Investment Trust to redevelop Fashion Outlets of Philadelphia, a 1,376,000 square foot regional shopping center in Philadelphia, Pennsylvania. The Company invested $106.8 million for a 50% interest in the joint venture, which was funded by borrowings under its line of credit.
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
On October 31, 2014, the Company acquired the remaining 40% ownership interest in Fashion Outlets of Chicago, a 537,000 square foot outlet center in Rosemont, Illinois, that it did not previously own for $70.0 million. The purchase price was funded by a cash payment of $55.9 million and the settlement of $14.1 million in notes receivable. The cash payment was funded by borrowings under the Company's line of credit.
On November 13, 2014, the Company formed a joint venture to develop Fashion Outlets of San Francisco, a 500,000 square foot outlet center, in San Francisco, California. In connection with the formation of the joint venture, the Company issued a note receivable for $65.1 million to its joint venture partner that bears interest at LIBOR plus 2.0% and matures upon the completion of certain milestones in connection with the development of Fashion Outlets of San Francisco. The note receivable was funded by borrowings under the Company's line of credit.
On November 14, 2014, the Company acquired the remaining 49% ownership interest that it did not previously own in two separate joint ventures, Pacific Premier Retail LLC and Queens JV LP, which together owned five Centers: Lakewood Center, a 2,075,000 square foot regional shopping center in Lakewood, California; Los Cerritos Center, a 1,292,000 square foot regional shopping center in Cerritos, California; Queens Center, a 966,000 square foot regional shopping center in Queens, New York; Stonewood Center, a 932,000 square foot regional shopping center in Downey, California; and Washington Square, a 1,441,000 square foot regional shopping center in Portland, Oregon (collectively referred to herein as the "PPR Queens Portfolio"). The total consideration of approximately $1.8 billion was funded by the direct issuance of approximately $1.2 billion of common stock of the Company and the assumption of the third party's pro rata share of the mortgage notes payable on the properties of $672.1 million. As a result of the acquisition, the Company recognized a gain on remeasurement of assets of $1.4 billion.
On November 20, 2014, the Company purchased a 45% ownership interest in 443 North Wabash Avenue, a 65,000 square foot undeveloped site adjacent to the Company's joint venture in The Shops at North Bridge in Chicago, Illinois, for a cash payment of $18.9 million. The cash payment was funded by borrowings under the Company's line of credit.
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
On February 17, 2015, the Company acquired the remaining 50% ownership interest in Inland Center, an 866,000 square foot regional shopping center in San Bernardino, California, that it did not previously own for $51.3 million. The purchase price was funded by a cash payment of $26.3 million and the assumption of the third party's share of the mortgage note payable on the property of $25.0 million. Concurrent with the purchase of the joint venture interest, the Company paid off the $50.0 million loan on the property. The cash payment was funded by borrowings under the Company's line of credit. As a result of the acquisition, the Company recognized a gain on the remeasurement of assets of $22.1 million.
On April 30, 2015, the Company entered into a 50/50 joint venture with Sears to own nine freestanding stores located at Arrowhead Towne Center, Chandler Fashion Center, Danbury Fair Mall, Deptford Mall, Freehold Raceway Mall, Los Cerritos Center, South Plains Mall, Vintage Faire Mall and Washington Square. The Company invested $150.0 million for a 50% ownership interest in the joint venture, which was funded by borrowings under the Company's line of credit.
On October 30, 2015, the Company sold a 40% ownership interest in Pacific Premier Retail LLC (the "PPR Portfolio"), which owns Lakewood Center, a 2,075,000 square foot regional shopping center in Lakewood, California; Los Cerritos Center, a 1,292,000 square foot regional shopping center in Cerritos, California; South Plains Mall, a 1,127,000 square foot regional shopping center in Lubbock, Texas; and Washington Square, a 1,441,000 square foot regional shopping center in Portland, Oregon, for a total sales price of $1.3 billion, resulting in a gain on the sale of assets of $311.2 million. The sales price was funded by a cash payment of $545.6 million and the assumption of a pro rata share of the mortgage notes payable on the properties of $713.0 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes, which included funding the ASR and Special Dividend (See "Other Events and Transactions").
On November 19, 2015, the Company sold Panorama Mall, a 312,000 square foot community center in Panorama City, California, for $98.0 million, resulting in a gain on the sale of assets of $73.7 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On January 4, 2016, the Company announced that it had reached an agreement with Taubman Centers, Inc. to form a 50/50 joint venture to acquire Country Club Plaza, a 1,300,000 square foot regional shopping center in Kansas City, Missouri for a total purchase price of $660.0 million. The Company anticipates that it will fund its pro rata share of $330.0 million with borrowings under its line of credit. The Company expects the purchase of Country Club Plaza, which is subject to usual and customary closing conditions, will be completed in the first quarter of 2016.
On January 6, 2016, the Company sold a 40% ownership interest in Arrowhead Towne Center, a 1,197,000 square foot regional shopping center in Glendale, Arizona for $284.0 million. The sales price was funded by a cash payment of $124.0 million and the assumption of a pro rata share of the mortgage note payable on the property of $160.0 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes, which included funding the Special Dividend (See "Other Events and Transactions").
On January 14, 2016, the Company formed a joint venture, whereby the Company sold a 49% ownership interest in Deptford Mall, a 1,040,000 square foot regional shopping center in Deptford, New Jersey; FlatIron Crossing, a 1,430,000 square foot regional shopping center in Broomfield, Colorado; and Twenty Ninth Street, an 850,000 square foot regional shopping center in Boulder, Colorado (the MAC Heitman Portfolio"), for $751.0 million. The sales price was funded by a cash payment of $458.1 million and the assumption of a pro rata share of the mortgage note payable on the properties of $292.9 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.
Financing Activity:
On August 28, 2014, the Company replaced the existing loan on Mall of Victor Valley with a new $115.0 million loan that bears interest at an effective rate of 4.00% and matures on September 1, 2024.
On November 14, 2014, in connection with the acquisition of the PPR Queens Portfolio (See “Acquisitions and Dispositions”), the Company assumed the loans on the following Centers: Lakewood Center with a fair value of $254.9 million that bore interest at an effective rate of 1.80% and was to mature on June 1, 2015, Los Cerritos Center with a fair value of $207.5 million that bears interest at an effective rate of 1.65% and matures on July 1, 2018, Queens Center with a fair value of $600.0 million that bears interest at an effective rate of 3.49% and matures on January 1, 2025, Stonewood Center with a fair value of $111.9 million that bears interest at an effective rate of 1.80% and matures on November 1, 2017, and Washington Square with a fair value of $240.3 million that bears interest at an effective rate of 1.65% and matures on January 1, 2016.
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
On February 19, 2015, the Company placed a $280.0 million loan on Vintage Faire Mall that bears interest at an effective rate of 3.55% and matures on March 6, 2026.

On March 2, 2015, the Company paid off in full the loan on Lakewood Center, which resulted in gain of $2.2 million on the early extinguishment of debt as a result of writing off the related debt premium. On May 12, 2015, the Company placed a new $410.0 million loan on the property that bears interest at an effective rate of 4.15% and matures on June 1, 2026. On October 30, 2015, a 40% interest in the loan was assumed by a third party in connection with the sale of a 40% ownership interest in the PPR Portfolio (See "Acquisitions and Dispositions").
On March 3, 2015, the Company amended the loan on Fashion Outlets of Chicago. The amended $200.0 million loan bears interest at LIBOR plus 1.50% and matures on March 31, 2020.
On October 5, 2015, the Company paid off in full the existing loan on Washington Square. On October 29, 2015, the Company placed a new $550.0 million loan on the property that bears interest at an effective rate of 3.65% and matures on November 1, 2022. On October 30, 2015, a 40% interest in the loan was assumed by a third party in connection with the sale of a 40% ownership interest in the PPR Portfolio (See "Acquisitions and Dispositions").
On October 23, 2015, the Company placed a $200.0 million loan on South Plains Mall that bears interest at an effective rate of 4.22% and matures on November 6, 2025. On October 30, 2015, a 40% interest in the loan was assumed by a third party in connection with the sale of a 40% ownership interest in the PPR Portfolio (See "Acquisitions and Dispositions").
On October 28, 2015, the Company's joint venture in The Shops at Atlas Park placed a $57.8 million loan on the property that bears interest at LIBOR plus 2.25% and matures on October 22, 2020, including two one-year extension options.
On October 30, 2015, the Company replaced the existing loan on Los Cerritos Center with a new $525.0 million loan that bears interest at an effective rate of 4.00% and matures on November 1, 2027, which resulted in a loss of $0.9 million on the early extinguishment of debt. Concurrently, a 40% interest in the loan was assumed by a third party in connection with the sale of a 40% ownership interest in the PPR Portfolio (See "Acquisitions and Dispositions").
On October 30, 2015, the Company obtained a $100.0 million term loan ("PPR Term Loan") that bears interest at LIBOR plus 1.20% and matures on October 31, 2022. Concurrently, a 40% interest in the loan was assumed by a third party in connection with the sale of a 40% ownership interest in the PPR Portfolio (See "Acquisitions and Dispositions").
On January 6, 2016, the Company replaced the existing loan on Arrowhead Towne Center with a new $400.0 million loan that bears interest at an effective rate of 4.05% and matures on February 1, 2028. Concurrently, a 40% interest in the loan was assumed by a third party in connection with the sale of a 40% ownership interest in the underlying property (See "Acquisitions and Dispositions").
On January 14, 2016, the Company placed a $150.0 million loan on Twenty Ninth Street that bears interest at an effective rate of 4.10% and matures on February 6, 2026. Concurrently, a 49% interest in the loan was assumed by a third party in connection with the sale of a 49% ownership interest in the MAC Heitman Portfolio (See "Acquisitions and Dispositions").
The sale of ownership interests in the PPR Portfolio, Arrowhead Towne Center and MAC Heitman Portfolio are collectively referred to herein as the Joint Venture Transactions.
Redevelopment and Development Activity:
In February 2014, the Company's joint venture in Broadway Plaza started construction on the 235,000 square foot expansion of the 761,000 square foot regional shopping center in Walnut Creek, California. The joint venture completed a portion of the first phase of the project in November 2015 and expects the remaining portion of the first phase to be completed in the second quarter of 2016. The second phase will be completed through Summer 2018. The total cost of the project is estimated to be $270.0 million, with $135.0 million estimated to be the Company's pro rata share. The Company has funded $98.9 million of the total $197.8 million incurred by the joint venture as of December 31, 2015.
The Company is currently expanding Green Acres Mall, a 1,799,000 square foot regional center in Valley Stream, New York to include a 335,000 square foot power center. The project started in July 2015 and is expected to be completed in late 2016. As of December 31, 2015, the Company has incurred $47.7 million in costs and estimates that the total cost of the project to be approximately $110.0 million.
The Company's joint venture is proceeding with the development of Fashion Outlets of Philadelphia, a redevelopment of the 850,000 square foot shopping center in Philadelphia, Pennsylvania. The project is expected to be completed in 2018 and 2019. The total cost of the project is estimated to be between $275.0 million and $335.0 million, with $137.5 million to $167.5 million estimated to be the Company's pro rata share. The Company has funded $30.6 million of the total $61.3 million incurred by the joint venture as of December 31, 2015.

Other Transactions and Events:
On September 30, 2013, the Company conveyed Fiesta Mall, a 933,000 square foot regional shopping center in Mesa, Arizona, to the mortgage note lender by a deed-in-lieu of foreclosure. The mortgage loan was non-recourse. As a result of the conveyance, the Company recognized a gain on the extinguishment of debt of $1.3 million.
On March 9, 2015, the Company received an unsolicited, conditional proposal from Simon Property Group, Inc. (“Simon”) to acquire the Company. The Company’s Board of Directors, after consulting with its financial, real estate and legal advisors, unanimously determined that the Simon proposal substantially undervalued the Company and was not in the best interests of the Company and its stockholders. On March 20, 2015, the Company received a revised, unsolicited proposal to acquire the Company from Simon, which Simon described as its best and final proposal. The Company’s Board of Directors carefully reviewed the revised proposal with the assistance of its financial, real estate and legal advisors, and determined that the revised proposal continued to substantially undervalue the Company and that pursuing the proposed transaction at that time was not in the best interests of the Company and its stockholders.
On June 30, 2015, the Company conveyed Great Northern Mall, an 895,000 square foot regional shopping center in Clay, New York, to the mortgage lender by a deed-in-lieu of foreclosure and was discharged from the mortgage note payable. The mortgage note payable was a non-recourse loan. As a result, the Company recognized a loss of $1.6 million on the extinguishment of debt.
On September 30, 2015, the Company's Board of Directors authorized the repurchase of up to $1.2 billion of the Company's outstanding common shares over the period ending September 30, 2017, as market conditions warrant. On November 12, 2015, the Company entered into an accelerated share repurchase program ("ASR") to repurchase $400.0 million of the Company's common stock. In accordance with the ASR, the Company made a prepayment of $400.0 million and received an initial share delivery of 4,140,788 shares. On January 20, 2016, the ASR was completed and the Company received an additional delivery of 970,609 shares. The average price of the 5,111,397 shares repurchased under the ASR was $78.26 per share. The ASR was funded from proceeds in connection with the financing and sale of the ownership interest in the PPR Portfolio (See "Acquisitions and Dispositions" and "Financing Activity").
On October 30, 2015, the Company declared two special dividends/distributions ("Special Dividend"), each of $2.00 per share of common stock and per OP Unit. The first Special Dividend was paid on December 8, 2015 to stockholders and OP Unit holders of record on November 12, 2015.  The second Special Dividend was paid on January 6, 2016 to common stockholders and OP Unit holders of record on November 12, 2015. The Special Dividends were funded from proceeds in connection with the financing and sale of ownership interests in the PPR Portfolio and Arrowhead Towne Center (See "Acquisitions and Dispositions" and "Financing Activity").
On November 1, 2015, the mortgage note payable on Flagstaff Mall, a 347,000 square foot regional shopping center in Flagstaff, Arizona, went into maturity default. The mortgage note payable is a non-recourse loan. The Company is negotiating with the loan servicer, which will likely result in a transition of Flagstaff Mall to the loan servicer or a receiver. Consequently, Flagstaff Mall has been excluded from certain 2015 performance metrics and related discussions, including tenant sales per square foot, occupancy rates and releasing spreads (See "Results of Operations").
On February 17, 2016, the Company entered into an ASR to repurchase $400.0 million of the Company's common stock. In accordance with the ASR, the Company made a prepayment of $400.0 million and received an initial share delivery of 4,222,193 shares. The Company expects to complete the ASR on or before April 22, 2016. The ASR was funded from borrowings under the Company's line of credit, which had been recently paid down from the proceeds from the recently completed Joint Venture Transactions (See "Acquisitions and Dispositions" and "Financing Activity").
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
Revenue Recognition:
Minimum rental revenues are recognized on a straight-line basis over the term of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight line rent adjustment." Currently, 65% of the Mall Store and Freestanding Store leases contain provisions for CPI rent increases periodically throughout the term of the lease. The Company believes that using an annual multiple of CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases. Percentage rents are recognized when the tenants' specified sales targets have been met. Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred. Other tenants pay a fixed rate and these tenant recoveries are recognized as revenues on a straight-line basis over the term of the related leases.
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
Acquisitions:
The Company allocates the estimated fair value of acquisitions to land, building, tenant improvements and identified intangible assets and liabilities, based on their estimated fair values. In addition, any assumed mortgage notes payable are recorded at their estimated fair values. The estimated fair value of the land and buildings is determined utilizing an “as if vacant” methodology. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair value basis at the acquisition date prorated over the remaining lease terms. The tenant improvements are classified as an asset under property and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (i) leasing commissions and legal costs, which represent the value associated with “cost avoidance” of acquiring in-place leases, such as lease commissions paid under terms generally experienced in the Company's markets; (ii) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased; and (iii) above or below-market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. Leasing commissions and legal costs are recorded in deferred charges and other assets and are amortized over the remaining lease terms. The value of in-place leases are recorded in deferred charges and other assets and amortized over the remaining lease terms plus any below-market fixed rate renewal options. Above or below-market leases are classified in deferred charges and other assets or in other accrued liabilities, depending on whether the contractual terms are above or below-market, and the asset or liability is amortized to minimum rents over the remaining terms of the leases. The remaining lease terms of below-market leases may include certain below-market fixed-rate renewal periods. In considering whether or not a lessee will execute a below-market fixed-rate lease renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition such as tenant mix in the Center, the Company's relationship with the tenant and the availability of competing tenant space. The initial allocation of purchase price is based on management's preliminary assessment, which may change when final information becomes available. Subsequent adjustments made to the initial purchase price allocation are made within the allocation period, which does not exceed one year. The purchase price allocation is described as preliminary if it is not yet final. The use of different assumptions in the allocation of the purchase price of the acquired assets and liabilities assumed could affect the timing of recognition of the related revenues and expenses.
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
For purposes of the discussion below, the Company defines "Same Centers" as those Centers that are substantially complete and in operation for the entirety of both periods of the comparison. Non-Same Centers for comparison purposes include recently acquired properties (“Acquisition Properties”), those Centers or properties that are going through a substantial redevelopment often resulting in the closing of a portion of the Center (“Redevelopment Properties”), those properties that have recently transitioned to or from equity method joint ventures to consolidated assets ("Joint Venture Centers") and properties that have been disposed of after 2013 ("Disposition Properties"). The Company moves a Center in and out of Same Centers based on whether the Center is substantially complete and in operation for the entirety of both periods of the comparison. Accordingly, the Same Centers consist of all consolidated Centers, excluding the Acquisition Properties, the Redevelopment Properties, the Joint Venture Centers and the Disposition Properties for the periods of comparison.
For comparison of the year ended December 31, 2014 to the year ended December 31, 2013, the Acquisition Properties include Green Acres Mall and Green Acres Adjacent (See "Acquisitions and Dispositions" in Management's Overview and Summary).
For the comparison of the year ended December 31, 2015 to the year ended December 31, 2014, the Redevelopment Properties are Paradise Valley Mall, the expansion portion of Fashion Outlets of Niagara Falls USA, SouthPark Mall and Westside Pavilion. For the comparison of the year ended December 31, 2014 to the year ended December 31, 2013, the Redevelopment Properties are Fashion Outlets of Chicago, Paradise Valley Mall, SouthPark Mall, Fashion Outlets of Niagara Falls USA and Westside Pavilion. The change in revenues and expenses at the Redevelopment Properties for the comparison of the year ended December 31, 2014 to the year ended December 31, 2013 is primarily due to the opening of Fashion Outlets of Chicago on August 1, 2013.
For the comparison of the year ended December 31, 2015 to the year ended December 31, 2014, the Joint Venture Centers are Inland Center, Lakewood Center, Los Cerritos Center, South Plains Mall, Washington Square, Stonewood Center, Queens Center and Cascade Mall. For the comparison of the year ended December 31, 2014 to the year ended December 31, 2013, the Joint Venture Centers are Lakewood Center, Los Cerritos Center, Washington Square, Stonewood Center, Queens Center and Cascade Mall. The change in revenues and expenses at the Joint Venture Centers for the comparison of the year ended December 31, 2015 to the year ended December 31, 2014 and the comparison of the year ended December 31, 2014 to the year ended December 31, 2013 is primarily due to the conversion of the PPR Queens Portfolio from unconsolidated joint ventures to consolidated Centers in 2014.

For comparison of the year ended December 31, 2015 to the year ended December 31, 2014, the Disposition Properties are Panorama Mall, Great Northern Mall, Rotterdam Square, Somersville Towne Center, Lake Square Mall, South Towne Center and Camelback Colonnade. For the comparison of the year ended December 31, 2014 to the year ended December 31, 2013, the Disposition Properties are Rotterdam Square, Somersville Towne Center, Lake Square Mall, South Towne Center and Camelback Colonnade. Properties disposed of prior to January 1, 2014 have been included in discontinued operations.
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
Tenant sales per square foot increased from $587 for the twelve months ended December 31, 2014 to $635 for the twelve months ended December 31, 2015. Occupancy rate increased from 95.8% at December 31, 2014 to 96.1% at December 31, 2015. Releasing spreads increased 14.2% for the twelve months ended December 31, 2015. These calculations exclude Centers under development or redevelopment and property dispositions (See "Acquisitions and Dispositions" in Management's Overview and Summary). As discussed above, Flagstaff Mall was excluded for the twelve months ended December 31, 2015 (See "Other Transactions and Events" in Management's Overview and Summary).
Releasing spreads remained positive as the Company was able to lease available space at average higher rents than the expiring rental rates, resulting in a releasing spread of $7.12 per square foot ($57.41 on new and renewal leases executed compared to $50.29 on leases expiring), representing a 14.2% increase for the trailing twelve months ended December 31, 2015. The Company expects that releasing spreads will continue to be positive for 2016 as it renews or relets leases that are scheduled to expire. These leases that are scheduled to expire represent 931,000 square feet of the Centers, accounting for 11.3% of the GLA of mall stores and freestanding stores, for spaces 10,000 square feet and under, as of December 31, 2015.
During the trailing twelve months ended December 31, 2015, the Company signed 328 new leases and 342 renewal leases comprising approximately 1.2 million square feet of GLA, of which 1.1 million square feet related to the consolidated Centers. The annual initial average base rent for new and renewal leases was $57.41 per square foot for the trailing twelve months ended December 31, 2015 with an average tenant allowance of $15.45 per square foot.
Comparison of Years Ended December 31, 2015 and 2014
Revenues:
Minimum and percentage rents (collectively referred to as "rental revenue") increased by $127.4 million, or 19.4%, from 2014 to 2015. The increase in rental revenue is attributed to an increase of $150.4 million from the Joint Venture Centers, $2.4 million from the Redevelopment Properties and $0.3 million from the Same Centers offset in part by a decrease of $25.7 million from the Disposition Properties.
Rental revenue includes the amortization of above and below-market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below-market leases increased from $9.1 million in 2014 to $16.5 million in 2015 primarily due to the Joint Venture Centers. The amortization of straight-line rents increased from $5.8 million in 2014 to $7.2 million in 2015. Lease termination income increased from $9.1 million in 2014 to $9.7 million in 2015.
Tenant recoveries increased $54.0 million, or 15.0%, from 2014 to 2015. The increase in tenant recoveries is attributed to an increase of $63.8 million from the Joint Venture Centers and $4.8 million from the Same Centers offset in part by a decrease of $13.3 million from the Disposition Properties and $1.3 million from the Redevelopment Properties.
Other revenues increased $9.2 million from 2014 to 2015. The increase in other revenues is attributed to an increase of $12.5 million from the Joint Venture Centers offset in part by a decrease of $1.7 million from the Same Centers, $1.1 million from the Disposition Properties and $0.5 million from the Redevelopment Properties.
Management Companies' revenue decreased from $34.0 million in 2014 to $26.3 million in 2015.The decrease in Management Companies' revenue is primarily due to a reduction in management fees as a result of the conversion from unconsolidated joint ventures to consolidated Centers of Cascade Mall and the PPR Queens Portfolio in 2014 and Inland Center in 2015 (See "Acquisitions and Dispositions" in Management's Overview and Summary).

Shopping Center and Operating Expenses:
Shopping center and operating expenses increased $26.3 million, or 7.4%, from 2014 to 2015. The increase in shopping center and operating expenses is attributed to an increase of $59.9 million from the Joint Venture Centers offset in part by a decrease of $18.0 million from the Same Centers, $14.3 million from the Disposition Properties and $1.3 million from the Redevelopment Properties. The decrease in shopping center and operating expenses at the Same Centers is primarily due to a reduction in maintenance and utility costs offset in part by an increase in property tax expense.
Management Companies' Operating Expenses:
Management Companies' operating expenses increased $3.9 million from 2014 to 2015 due to an increase in share and unit-based compensation costs.
REIT General and Administrative Expenses:
REIT general and administrative expenses increased by $0.5 million from 2014 to 2015.
Costs related to Unsolicited Takeover Offer:
The Company incurred $25.2 million in costs in 2015 related to evaluating and responding to an unsolicited takeover offer (See "Other Transactions and Events" in Management's Overview and Summary).
Depreciation and Amortization:
Depreciation and amortization increased $85.8 million from 2014 to 2015. The increase in depreciation and amortization is primarily attributed to an increase of $99.5 million from the Joint Venture Centers and $4.0 million from the Redevelopment Properties offset in part by a decrease of $12.5 million from the Disposition Properties and $5.2 million from the Same Centers.
Interest Expense:
Interest expense increased $21.3 million from 2014 to 2015. The increase in interest expense is primarily attributed to an increase of $27.5 million from the Joint Venture Centers, $8.6 million from borrowings under the line of credit and $3.0 million from the Redevelopment Properties offset in part by a decrease of $16.1 million from the Same Centers, $1.5 million from the Disposition Properties and $0.2 million from the term loan. The decrease in interest at the Same Centers is due to the early payoff of the mortgage notes payable on Fresno Fashion Fair in 2014 and Valley River Center in 2015.
The above interest expense items are net of capitalized interest, which increased from $12.6 million in 2014 to $13.1 million in 2015.
(Gain) Loss on Early Extinguishment of Debt, net:
The change in (gain) loss on early extinguishment of debt was $11.0 million from 2014 to 2015, resulting from a gain on early extinguishment of debt of $1.5 million in 2015 compared to a loss on early extinguishment of debt of $9.6 million in 2014. This change is primarily due to the one-time charge of $9.0 million in connection with the early extinguishment of the mortgage notes payable on Fresno Fashion Fair and Vintage Faire Mall in 2014 (See "Financing Activities" in Management's Overview and Summary).
Equity in Income of Unconsolidated Joint Ventures:
Equity in income of unconsolidated joint ventures decreased $15.5 million from 2014 to 2015. The decrease is primarily due to the conversion of the PPR Queens Portfolio from unconsolidated joint ventures to consolidated Centers in 2014 offset in part by the acquisition of the Sears Portfolio in 2015 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Gain (Loss) on Sale or Write down of Assets, net:
The gain (loss) on sale or write down of assets, net increased $304.8 million from 2014 to 2015. This increase is primarily attributed to the gain on sale of the 40% interest in the PPR Portfolio of $311.2 million in 2015, the gain on the sale of Panorama Mall of $73.7 million in 2015, a decrease in development write down of $40.3 million in 2015 and a decrease in impairment losses of $30.6 million in 2015 offset in part by the gain on the sale of South Towne Center of $121.9 million in 2014 (See "Acquisitions and Dispositions" in Management's Overview and Summary).

Gain on Remeasurement of Assets:
Gain on remeasurement of assets decreased $1.4 billion from 2014 to 2015. The decrease is due to the remeasurement gain of $1.4 billion from the acquisition of the PPR Queens Portfolio in 2014 offset in part by the remeasurement gain of $22.1 million from the acquisition of the remaining 50% ownership interest in Inland Center in 2015 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Net Income:
Net income decreased $1.1 billion from 2014 to 2015. The decrease in net income is primarily attributed to a decrease of$1.4 billion from gain on remeasurement of assets offset in part by an increase of $304.8 million from gain on sale or write down of assets as discussed above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO—diluted increased 18.3% from $542.8 million in 2014 to $642.3 million in 2015. For a reconciliation of FFO and FFO—diluted to net income available to common stockholders, the most directly comparable GAAP financial measure, see "Funds From Operations ("FFO") and Adjusted Funds From Operations ("AFFO")" below.
Operating Activities:
Cash provided by operating activities increased from $400.7 million in 2014 to $540.4 million in 2015. The increase was primarily due to changes in assets and liabilities and the results as discussed above.
Investing Activities:
Cash used in investing activities decreased $154.8 million from 2014 to 2015. The decrease in cash used in investing activities was primarily due to an increase in proceeds from the sale of assets of $326.8 million offset in part by an increase in contributions to unconsolidated joint ventures of $89.6 million and an increase in development, redevelopment and renovations of $86.9 million.
The increase in cash proceeds from the sale of assets is primarily attributed to the sale of a 40% interest in the PPR Portfolio and the sale of Panorama Mall in 2015 (See "Acquisitions and Dispositions" in Management's Overview and Summary). The increase in contributions to unconsolidated joint ventures is primarily due to the acquisition of the 50% ownership interest in the Sears Portfolio in 2015 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Financing Activities:
Cash used in financing activities increased $308.0 million from 2014 to 2015. The increase in cash used in financing activities was primarily due to an increase in payments on mortgages, bank and other notes payable of $2.4 billion, an increase in dividends and distributions of $401.4 million and the repurchase of the Company's common stock of $400.1 million (See "Other Transactions and Events" in Management's Overview and Summary) offset in part by an increase in proceeds from mortgages, bank and other notes payable of $2.9 billion.
Comparison of Years Ended December 31, 2014 and 2013
Revenues:
Rental revenue increased by $56.7 million, or 9.4%, from 2013 to 2014. The increase in rental revenue is attributed to an increase of $38.0 million from the Joint Venture Centers, $14.7 million from the Redevelopment Properties, $7.1 million from the Same Centers and $3.3 million from the Acquisition Properties offset in part by a decrease of $6.4 million from the Disposition Properties. The increase at the Same Centers is primarily attributed to an increase in releasing spreads and an increase in tenant occupancy.
The amortization of above and below-market leases increased from $6.6 million in 2013 to $9.1 million in 2014. The amortization of straight-line rents decreased from $7.5 million in 2013 to $5.8 million in 2014. Lease termination income increased from $3.3 million in 2013 to $9.1 million in 2014.
Tenant recoveries increased $23.3 million, or 6.9%, from 2013 to 2014. The increase in tenant recoveries is attributed to an increase of $16.1 million from the Joint Venture Centers, $7.5 million from the Redevelopment Properties, $1.8 million from the Acquisition Properties and $0.7 million from the Same Centers offset in part by a decrease of $2.8 million from the Disposition Properties.
Management Companies' revenue decreased from $40.2 million in 2013 to $34.0 million in 2014. The decrease is primarily due to a reduction in management fees from the sale of Kitsap Mall, Redmond Town Center and Ridgmar Mall in 2013, the conversion of Superstition Springs Center to a consolidated Center in 2013 and the conversions of Cascade Mall and the PPR Queens Portfolio to consolidated Centers in 2014 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Shopping Center and Operating Expenses:
Shopping center and operating expenses increased $23.7 million, or 7.2%, from 2013 to 2014. The increase in shopping center and operating expenses is attributed to an increase of $18.0 million from the Joint Venture Centers, $13.4 million from the Redevelopment Properties and $1.7 million from the Acquisition Properties offset in part by a decrease of $6.8 million from the Disposition Properties and $2.6 million from the Same Centers.
Management Companies' Operating Expenses:
Management Companies' operating expenses decreased $5.0 million from 2013 to 2014 due to a decrease in compensation costs.
REIT General and Administrative Expenses:
REIT general and administrative expenses increased by $1.6 million from 2013 to 2014 primarily due to the transaction costs in connection with the acquisition of Cascade Mall, Fashion Outlets of Philadelphia and the PPR Queens Portfolio in 2014.
Depreciation and Amortization:
Depreciation and amortization increased $21.6 million from 2013 to 2014. The increase in depreciation and amortization is primarily attributed to an increase of $28.0 million from the Joint Venture Centers, $6.6 million from the Redevelopment Properties and $0.5 million from the Acquisition Properties offset in part by a decrease of $12.0 million from the Same Centers and $1.5 million from the Disposition Properties.
Interest Expense:
Interest expense decreased $6.6 million from 2013 to 2014. The decrease in interest expense is primarily attributed to a decrease of $5.6 million from reduced borrowings under the line of credit, $5.2 million from the Same Centers, $1.3 million from the Disposition Properties and $0.4 million from the term loan offset in part by an increase of $5.2 million from the Joint Venture Centers, $0.6 million from the Acquisition Properties and $0.1 million from the Redevelopment Properties.
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

Gain on Remeasurement of Assets:
Gain on remeasurement of assets increased $1.4 billion from 2013 to 2014. The increase is due to the remeasurement gain of $1.4 billion from the acquisition of the PPR Queens Portfolio in 2014 offset in part by the remeasurement gain of $36.3 million from the acquisition of Camelback Colonnade and $14.9 million from the acquisition of Superstition Springs Center in 2013 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
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
The decrease in distributions from unconsolidated joint ventures is primarily attributed to the distribution of the Company's share of net proceeds from the refinancing of the mortgage note payable on Tysons Corner Center in 2013 and the Company's share of cash proceeds from the sales of Kitsap Mall, Redmond Town Center and Redmond Town Center Office in 2013 (See "Acquisitions and Dispositions" and "Other Transactions and Events" in Management's Overview and Summary). The increase in contributions to unconsolidated joint ventures is due to the acquisition of Fashion Outlets of Philadelphia and the Company's share of the development costs at Tysons Corner Center and Broadway Plaza in 2014. The decrease in acquisitions of property is due to the acquisition of Green Acres Mall in 2013.
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
The following tables summarize capital expenditures and lease acquisition costs incurred at the Centers for the years ended December 31:

(Dollars in thousands)	2015	2014	2013
Consolidated Centers:
Acquisitions of property and equipment (1)	$79,753	$97,919	$591,565
Development, redevelopment, expansion and renovation of Centers	218,741	197,934	164,340
Tenant allowances	30,368	30,464	20,949
Deferred leasing charges	26,835	26,605	23,926
	$355,697	$352,922	$800,780
Joint Venture Centers (at Company's pro rata share):
Acquisitions of property and equipment	$160,001	$158,792	$8,182
Development, redevelopment, expansion and renovation of Centers	132,924	201,843	118,764
Tenant allowances	6,285	4,847	8,086
Deferred leasing charges	3,348	2,965	3,331
	$302,558	$368,447	$138,363
_______________________________________________________________________________

(1)
Acquisitions of property and equipment excludes the acquisition of the PPR Queens Portfolio in 2014, which was funded by the direct issuance of approximately $1.2 billion of common stock of the Company and the assumption of the third party's pro rata share of the mortgage notes payable on the properties of $672.1 million (See "Acquisitions and Dispositions" in Management's Overview and Summary).

The Company expects amounts to be incurred during the next twelve months for tenant allowances and deferred leasing charges to be comparable or less than 2015 and that capital for those expenditures will be available from working capital, cash flow from operations, borrowings on property specific debt or unsecured corporate borrowings. The Company expects to incur between $300 million and $400 million during the next twelve months for development, redevelopment, expansion and renovations. Capital for these major expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of debt or equity financings, which are expected to include borrowings under the Company's line of credit and construction loans.
The Company has also generated liquidity in the past through equity offerings and issuances, property refinancings, joint venture transactions and the sale of non-core assets. For example, the Company recently completed the Joint Venture Transactions to which the Company contributed eight properties with total cash proceeds to the Company of approximately $2.3 billion (See "Acquisitions and Dispositions" in Management's Overview and Summary), which included new debt or refinancings of existing debt on these properties with excess financing proceeds of approximately $1.1 billion (See "Financing Activity" in Management's Overview and Summary). The Company used these proceeds to pay down its line of credit, fund the Special Dividend (See "Other Transactions and Events" in Management's Overview and Summary) and for other general corporate purposes, which included the repurchases of the Company's common stock under the recently authorized stock buyback program (See "Other Transactions and Events" in Management's Overview and Summary). Furthermore, the Company has filed a shelf registration statement, which registered an unspecified amount of common stock, preferred stock, depositary shares, debt securities, warrants, rights, stock purchase contracts and units that may be sold from time to time by the Company.
The capital and credit markets can fluctuate and, at times, limit access to debt and equity financing for companies. As demonstrated by the Company's recent activity as discussed below and its $1.5 billion line of credit, the Company has been able to access capital; however, there is no assurance the Company will be able to do so in future periods or on similar terms and conditions. Many factors impact the Company's ability to access capital, such as its overall debt level, interest rates, interest coverage ratios and prevailing market conditions. In the event that the Company has significant tenant defaults as a result of the overall economy and general market conditions, the Company could have a decrease in cash flow from operations, which could result in increased borrowings under its line of credit. These events could result in an increase in the Company's proportion of floating rate debt, which would cause it to be subject to interest rate fluctuations in the future.

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
The Company did not sell any shares under the 2014 ATM Program during the year ended December 31, 2015.
As of December 31, 2015, $500 million of the 2014 ATM Shares were available to be sold under the 2014 ATM Program. Actual future sales of the 2014 ATM Shares will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. The Company has no obligation to sell the 2014 ATM Shares under the 2014 ATM Program.
The Company's total outstanding loan indebtedness at December 31, 2015 was $7.0 billion (consisting of $5.3 billion of consolidated debt, less $0.2 billion of noncontrolling interests, plus $1.9 billion of its pro rata share of unconsolidated joint venture mortgage notes and $60.0 million of its pro rata share of the PPRT Term Loan (See "Financing Activity" in Management's Overview and Summary). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months, except for the loan on Flagstaff Mall, will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand.
The Company has a $1.5 billion revolving line of credit facility that provides for an interest rate of LIBOR plus a spread of 1.38% to 2.0%, depending on the Company's overall leverage levels, and matures on August 6, 2018. Based on the Company's leverage level as of December 31, 2015, the borrowing rate on the facility was LIBOR plus 1.50%. In addition, the line of credit can be expanded, depending on certain conditions, up to a total facility of $2.0 billion. All obligations under the facility are unconditionally guaranteed only by the Company. At December 31, 2015, total borrowings under the line of credit were $0.7 billion with an average effective interest rate of 1.95%.
The Company had a $125.0 million unsecured term loan under the Company's line of credit that bore interest at LIBOR plus a spread of 1.95% to 3.20%, depending on the Company's overall leverage levels, and was to mature on December 8, 2018. On October 23, 2015, the Company paid off in full the term loan.
Cash dividends and distributions for the year ended December 31, 2015 were $787.1 million, which included $337.7 million of the Special Dividend (See "Other Transactions and Events" in Management's Overview and Summary). A total of $540.4 million was funded by operations. The remaining $246.7 million was funded from proceeds from the sale of assets, which were included in cash flows from investing activities section in the Company's Consolidated Statement of Cash Flows.
At December 31, 2015, the Company was in compliance with all applicable loan covenants under its agreements.
At December 31, 2015, the Company had cash and cash equivalents of $86.5 million.
Off-Balance Sheet Arrangements:
The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the consolidated balance sheets of the Company as investments in unconsolidated joint ventures.
In addition, one joint venture has secured debt that could become recourse debt to the Company in excess of the Company's pro rata share, should the joint venture be unable to discharge the obligation of the related debt. At December 31, 2015, the balance of the debt that could become recourse to the Company was $5.0 million offset in part by an indemnity agreement from a joint venture partner for $2.5 million. The maturity of the recourse debt, net of indemnification, is $2.5 million in 2019.
Additionally, as of December 31, 2015, the Company is contingently liable for $62.8 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Contractual Obligations:
The following is a schedule of contractual obligations as of December 31, 2015 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)(1)	$6,306,548	$177,879	$1,633,578	$2,235,603	$2,259,488
Operating lease obligations(2)	344,996	15,695	26,881	19,266	283,154
Purchase obligations(2)	32,006	32,006	—	—	—
Other long-term liabilities(3)	690,191	653,163	3,470	3,842	29,716
	$7,373,741	$878,743	$1,663,929	$2,258,711	$2,572,358
_______________________________________________________________________________

(1)	Interest payments on floating rate debt were based on rates in effect at December 31, 2015.

(2)	See Note 16—Commitments and Contingencies in the Company's Notes to the Consolidated Financial Statements.

(3)	Includes $337.7 million accrued Special Dividend (See Note 12—Stockholders' Equity in the Company's Notes to the Consolidated Financial Statements).

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
Management compensates for the limitations of FFO and AFFO by providing investors with financial statements prepared according to GAAP, along with this detailed discussion of FFO and AFFO and a reconciliation of FFO and AFFO and FFO and AFFO-diluted to net income available to common stockholders. Management believes that to further understand the Company's performance, FFO and AFFO should be compared with the Company's reported net income as presented in the Company's consolidated financial statements.

The following reconciles net income attributable to the Company to FFO and FFO-diluted for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 and FFO and FFO—diluted to AFFO and AFFO—diluted for the same periods (dollars and shares in thousands):

	2015	2014	2013	2012	2011
Net income attributable to the Company	$487,562	$1,499,042	$420,090	$337,426	$156,866
Adjustments to reconcile net income attributable to the Company to FFO attributable to common stockholders and unit holders—basic:
Noncontrolling interests in the Operating Partnership	32,615	105,584	29,637	27,359	13,529
(Gain) loss on sale or write down of consolidated assets, net	(378,248)	(73,440)	(207,105)	40,381	79,940
Gain on remeasurement of consolidated assets	(22,089)	(1,423,136)	(51,205)	(199,956)	(3,602)
Add: gain (loss) on undepreciated assets—consolidated assets	1,326	1,396	2,546	(390)	2,277
Add: noncontrolling interests share of gain (loss) on sale of assets—consolidated joint ventures	481	146	(2,082)	1,899	(1,441)
(Gain) loss on sale or write down of assets—unconsolidated joint ventures(1)	(4,392)	1,237	(94,372)	(2,019)	(200,828)
Add: gain on sale of undepreciated assets—unconsolidated joint ventures(1)	4,395	2,621	602	1,163	51
Depreciation and amortization on consolidated assets	464,472	378,716	374,425	307,193	269,286
Less: noncontrolling interests in depreciation and amortization—consolidated joint ventures	(14,962)	(20,700)	(19,928)	(18,561)	(18,022)
Depreciation and amortization—unconsolidated joint ventures(1)	84,160	82,570	86,866	96,228	115,431
Less: depreciation on personal property	(13,052)	(11,282)	(11,900)	(12,861)	(13,928)
FFO attributable to common stockholders and unit holders—basic and diluted	642,268	542,754	527,574	577,862	399,559
(Gain) loss on early extinguishment of debt, net—consolidated assets	(1,487)	9,551	(2,684)	—	10,588
Gain on early extinguishment of debt, net—unconsolidated joint ventures(1)	—	—	(352)	—	(7,852)
FFO attributable to common stockholders and unit holders excluding early extinguishment of debt, net—diluted	640,781	552,305	524,538	577,862	402,295
Costs related to unsolicited takeover offer	25,204	—	—	—	—
FFO attributable to common stockholders and unit holders excluding early extinguishment of debt, net and costs related to unsolicited takeover offer—diluted	665,985	552,305	524,538	577,862	402,295
Shoppingtown Mall	—	—	—	422	3,491
Valley View Center	—	—	—	(101,105)	8,786
Prescott Gateway	—	—	—	(16,296)	—
AFFO and AFFO attributable to common stockholders and unit holders—diluted	$665,985	$552,305	$524,538	$460,883	$414,572
Weighted average number of FFO shares outstanding for:
FFO attributable to common stockholders and unit holders—basic(2)	168,478	153,224	149,444	144,937	142,986
Adjustments for the impact of dilutive securities in computing FFO—diluted:
Share and unit-based compensation	144	147	82	—	—
FFO attributable to common stockholders and unit holders—diluted(3)	168,622	153,371	149,526	144,937	142,986
_______________________________________________________________________________

(1)	Unconsolidated assets are presented at the Company's pro rata share.

(2)
Calculated based upon basic net income as adjusted to reach basic FFO. During the years ended December 31, 2015, 2014, 2013, 2012 and 2011, there were 10.6 million, 10.1 million, 9.8 million, 10.9 million and 11.4 million OP Units outstanding, respectively.

(3)
The computation of FFO and AFFO—diluted shares outstanding includes the effect of share and unit-based compensation plans and the convertible senior notes using the treasury stock method. It also assumes the conversion of MACWH, LP common and preferred units to the extent that they are dilutive to the FFO and AFFO-diluted computation.

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
The following table sets forth information as of December 31, 2015 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the years ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long term debt:
Fixed rate	$104,444	$177,767	$698,800	$810,012	$335,632	$2,175,324	$4,301,979	$4,318,020
Average interest rate	4.03%	2.61%	3.38%	3.64%	5.15%	3.87%	3.80%
Floating rate	67,763	64,000	650,000	—	200,000	—	981,763	960,189
Average interest rate	2.17%	3.30%	1.95%	—%	1.84%	—%	2.03%
Total debt—Consolidated Centers	$172,207	$241,767	$1,348,800	$810,012	$535,632	$2,175,324	$5,283,742	$5,278,209
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long term debt (at Company's pro rata share):
Fixed rate	$159,861	$17,893	$18,603	$19,845	$26,049	$1,550,237	$1,792,488	$1,814,610
Average interest rate	7.02%	4.09%	4.09%	4.06%	3.97%	3.88%	4.13%
Floating rate	1,131	1,299	73,756	114	37,993	56,250	170,543	169,012
Average interest rate	2.30%	2.39%	2.35%	2.63%	2.39%	1.44%	2.06%
Total debt—Unconsolidated Joint Venture Centers	$160,992	$19,192	$92,359	$19,959	$64,042	$1,606,487	$1,963,031	$1,983,622
The Consolidated Centers' total fixed rate debt at December 31, 2015 and 2014 was $4.3 billion and $5.2 billion, respectively. The average interest rate on such fixed rate debt at December 31, 2015 and 2014 was 3.80% and 3.63%, respectively. The Consolidated Centers' total floating rate debt at December 31, 2015 and 2014 was $1.0 billion and $1.1 billion, respectively. The average interest rate on such floating rate debt at December 31, 2015 and 2014 was 2.03% and 2.11%, respectively.
The Company's pro rata share of the Unconsolidated Joint Venture Centers' fixed rate debt at December 31, 2015 and 2014 was $1.8 billion and $0.9 billion, respectively. The average interest rate on such fixed rate debt at December 31, 2015 and 2014 was 4.13% and 4.50%, respectively. The Company's pro rata share of the Unconsolidated Joint Venture Centers' floating rate debt at December 31, 2015 and 2014 was $170.5 million and $115.4 million, respectively. The average interest rate on such floating rate debt at December 31, 2015 and 2014 was 2.06% and 2.59%, respectively.
The Company has used derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value. Interest rate cap agreements offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements effectively replace a floating rate on the notional amount with a fixed rate as noted above. As of December 31, 2015, the Company did not have any interest rate cap or swap agreements in place.
In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $11.5 million per year based on $1.2 billion of floating rate debt outstanding at December 31, 2015.
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusion Regarding Effectiveness of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation as of December 31, 2015, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). The Company's management concluded that, as of December 31, 2015, its internal control over financial reporting was effective based on this assessment.
KPMG LLP, the independent registered public accounting firm that audited the Company's 2015, 2014 and 2013 consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the Company's internal control over financial reporting which follows below.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
The Macerich Company:

We have audited The Macerich Company’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, The Macerich Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014, and the related consolidated statements of operations, equity and cash flows for each of the years in the three‑year period ended December 31, 2015, and our report dated February 23, 2016 expressed an unqualified opinion on those consolidated financial statements. Our report refers to a change in method of reporting discontinued operations.

/s/ KPMG LLP

Los Angeles, California
February 23, 2016

ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
There is hereby incorporated by reference the information which appears under the captions "Information Regarding our Director Nominees," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Audit Committee Matters" in the Company's definitive proxy statement for its 2016 Annual Meeting of Stockholders that is responsive to the information required by this Item.
The Company has adopted a Code of Business Conduct and Ethics that provides principles of conduct and ethics for its directors, officers and employees. This Code complies with the requirements of the Sarbanes-Oxley Act of 2002 and applicable rules of the Securities and Exchange Commission and the New York Stock Exchange. In addition, the Company has adopted a Code of Ethics for CEO and Senior Financial Officers which supplements the Code of Business Conduct and Ethics applicable to all employees and complies with the additional requirements of the Sarbanes-Oxley Act of 2002 and applicable rules of the Securities and Exchange Commission for those officers. To the extent required by applicable rules of the Securities and Exchange Commission and the New York Stock Exchange, the Company intends to promptly disclose future amendments to certain provisions of these Codes or waivers of such provisions granted to directors and executive officers, including the Company’s principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, on the Company’s website at www.macerich.com under "Investors—Corporate Governance-Code of Ethics." Each of these Codes of Conduct is available on the Company’s website at www.macerich.com under "Investors—Corporate Governance."
During 2015, there were no material changes to the procedures described in the Company's proxy statement relating to the 2015 Annual Meeting of Stockholders by which stockholders may recommend director nominees to the Company.
ITEM 11.    EXECUTIVE COMPENSATION
There is hereby incorporated by reference the information which appears under the captions "Compensation of Directors," "Compensation Committee Report," "Compensation Discussion and Analysis," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement for its 2016 Annual Meeting of Stockholders that is responsive to the information required by this Item.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
There is hereby incorporated by reference the information which appears under the captions "Principal Stockholders," "Information Regarding Our Director Nominees," "Executive Officers" and "Equity Compensation Plan Information" in the Company's definitive proxy statement for its 2016 Annual Meeting of Stockholders that is responsive to the information required by this Item.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
There is hereby incorporated by reference the information which appears under the captions "Certain Transactions" and "The Board of Directors and its Committees" in the Company's definitive proxy statement for its 2016 Annual Meeting of Stockholders that is responsive to the information required by this Item.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
There is hereby incorporated by reference the information which appears under the captions "Principal Accountant Fees and Services" and "Audit Committee Pre-Approval Policy" in the Company's definitive proxy statement for its 2016 Annual Meeting of Stockholders that is responsive to the information required by this Item.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
The Macerich Company:

We have audited the accompanying consolidated balance sheets of The Macerich Company and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, equity and cash flows for each of the years in the three‑year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule III - Real Estate and Accumulated Depreciation. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Macerich Company and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule III - Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in note 2 to the consolidated financial statements, the Company changed its method for reporting discontinued operations in 2014 due to the adoption of FASB Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting discontinued Operations and Disclosures of Disposals of Components of an Entity.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Los Angeles, California
February 23, 2016

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)

	December 31,
	2015	2014
ASSETS:
Property, net	$8,796,912	$11,067,890
Cash and cash equivalents	86,510	84,907
Restricted cash	41,389	13,530
Tenant and other receivables, net	130,002	132,026
Deferred charges and other assets, net	587,283	759,061
Due from affiliates	83,928	80,232
Investments in unconsolidated joint ventures	1,532,552	984,132
Total assets	$11,258,576	$13,121,778
LIABILITIES AND EQUITY:
Mortgage notes payable:
Related parties	$181,318	$289,039
Others	4,443,294	5,115,482
Total	4,624,612	5,404,521
Bank and other notes payable	659,130	887,879
Accounts payable and accrued expenses	74,398	115,406
Accrued dividend	337,703	—
Other accrued liabilities	403,281	568,716
Distributions in excess of investments in unconsolidated joint ventures	24,457	29,957
Co-venture obligation	63,756	75,450
Total liabilities	6,187,337	7,081,929
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 154,404,986 and 158,201,996 shares issued and outstanding at December 31, 2015 and 2014, respectively	1,544	1,582
Additional paid-in capital	4,926,630	5,041,797
(Accumulated deficit) retained earnings	(212,760)	596,741
Total stockholders' equity	4,715,414	5,640,120
Noncontrolling interests	355,825	399,729
Total equity	5,071,239	6,039,849
Total liabilities and equity	$11,258,576	$13,121,778

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	For The Years Ended December 31,
	2015	2014	2013
Revenues:
Minimum rents	$759,603	$633,571	$578,113
Percentage rents	25,693	24,350	23,156
Tenant recoveries	415,129	361,119	337,772
Other	61,470	52,226	50,242
Management Companies	26,254	33,981	40,192
Total revenues	1,288,149	1,105,247	1,029,475
Expenses:
Shopping center and operating expenses	379,815	353,505	329,795
Management Companies' operating expenses	92,340	88,424	93,461
REIT general and administrative expenses	29,870	29,412	27,772
Costs related to unsolicited takeover offer	25,204	—	—
Depreciation and amortization	464,472	378,716	357,165
	991,701	850,057	808,193
Interest expense:
Related parties	10,515	15,134	15,016
Other	201,428	175,555	182,231
	211,943	190,689	197,247
(Gain) loss on early extinguishment of debt, net	(1,487)	9,551	(1,432)
Total expenses	1,202,157	1,050,297	1,004,008
Equity in income of unconsolidated joint ventures	45,164	60,626	167,580
Co-venture expense	(11,804)	(9,490)	(8,864)
Income tax benefit	3,223	4,269	1,692
Gain (loss) on sale or write down of assets, net	378,248	73,440	(78,057)
Gain on remeasurement of assets	22,089	1,423,136	51,205
Income from continuing operations	522,912	1,606,931	159,023
Discontinued operations:
Gain on disposition of assets, net	—	—	286,414
Income from discontinued operations	—	—	3,522
Total income from discontinued operations	—	—	289,936
Net income	522,912	1,606,931	448,959
Less net income attributable to noncontrolling interests	35,350	107,889	28,869
Net income attributable to the Company	$487,562	$1,499,042	$420,090
Earnings per common share attributable to Company—basic:
Income from continuing operations	$3.08	$10.46	$1.07
Discontinued operations	—	—	1.94
Net income attributable to common stockholders	$3.08	$10.46	$3.01
Earnings per common share attributable to Company—diluted:
Income from continuing operations	$3.08	$10.45	$1.06
Discontinued operations	—	—	1.94
Net income attributable to common stockholders	$3.08	$10.45	$3.00
Weighted average number of common shares outstanding:
Basic	157,916,000	143,144,000	139,598,000
Diluted	158,060,000	143,291,000	139,680,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except per share data)

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value				Noncontrolling Interests	Total Equity
Balance at January 1, 2013	137,507,010	$1,375	$3,715,895	$(639,741)	$3,077,529	$338,722	$3,416,251
Net income	—	—	—	420,090	420,090	28,869	448,959
Amortization of share and unit-based plans	88,039	—	28,122	—	28,122	—	28,122
Exercise of stock options	2,700	—	99	—	99	—	99
Employee stock purchases	22,112	—	1,089	—	1,089	—	1,089
Stock offering, net	2,456,956	25	171,077	—	171,102	—	171,102
Distributions paid ($2.36) per share	—	—	—	(329,155)	(329,155)	—	(329,155)
Distributions to noncontrolling interests	—	—	—	—	—	(31,202)	(31,202)
Contributions from noncontrolling interests	—	—	—	—	—	18,079	18,079
Other	—	—	(3,561)	—	(3,561)	—	(3,561)
Conversion of noncontrolling interests to common shares	656,866	7	12,977	—	12,984	(12,984)	—
Redemption of noncontrolling interests	—	—	(733)	—	(733)	(333)	(1,066)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(18,817)	—	(18,817)	18,817	—
Balance at December 31, 2013	140,733,683	$1,407	$3,906,148	$(548,806)	$3,358,749	$359,968	$3,718,717

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Dollars in thousands, except per share data)

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Par Value				Noncontrolling Interests	Total Equity
Balance at December 31, 2013	140,733,683	$1,407	$3,906,148	$(548,806)	$3,358,749	$359,968	$3,718,717
Net income	—	—	—	1,499,042	1,499,042	107,889	1,606,931
Amortization of share and unit-based plans	168,379	2	34,871	—	34,873	—	34,873
Employee stock purchases	25,007	—	1,231	—	1,231	—	1,231
Stock issued to acquire properties	17,140,845	172	1,161,102	—	1,161,274	—	1,161,274
Distributions paid ($2.51) per share	—	—	—	(353,495)	(353,495)	—	(353,495)
Distributions to noncontrolling interests	—	—	—	—	—	(32,230)	(32,230)
Change in noncontrolling interests due to acquisition/disposition of consolidated entities	—	—	(3,858)	—	(3,858)	(93,358)	(97,216)
Conversion of noncontrolling interests to common shares	134,082	1	2,409	—	2,410	(2,410)	—
Redemption of noncontrolling interests	—	—	(157)	—	(157)	(79)	(236)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(59,949)	—	(59,949)	59,949	—
Balance at December 31, 2014	158,201,996	$1,582	$5,041,797	$596,741	$5,640,120	$399,729	$6,039,849

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Dollars in thousands, except per share data)

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Par Value				Noncontrolling Interests	Total Equity
Balance at December 31, 2014	158,201,996	$1,582	$5,041,797	$596,741	$5,640,120	$399,729	$6,039,849
Net income	—	—	—	487,562	487,562	35,350	522,912
Amortization of share and unit-based plans	241,186	2	34,373	—	34,375	—	34,375
Employee stock purchases	23,036	—	1,512	—	1,512	—	1,512
Stock repurchase	(4,140,788)	(41)	(153,602)	(246,501)	(400,144)	—	(400,144)
Distributions declared ($6.63) per share	—	—	—	(1,050,562)	(1,050,562)	—	(1,050,562)
Distributions to noncontrolling interests	—	—	—	—	—	(74,677)	(74,677)
Contributions from noncontrolling interests	—	—	—	—	—	23	23
Other	—	—	(1,593)	—	(1,593)	—	(1,593)
Conversion of noncontrolling interests to common shares	79,556	1	1,558	—	1,559	(1,559)	—
Redemption of noncontrolling interests	—	—	(343)	—	(343)	(113)	(456)
Adjustment of noncontrolling interests in Operating Partnership	—	—	2,928	—	2,928	(2,928)	—
Balance at December 31, 2015	154,404,986	$1,544	$4,926,630	$(212,760)	$4,715,414	$355,825	$5,071,239

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$522,912	$1,606,931	$448,959
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on early extinguishment of debt, net	(16,066)	526	(1,432)
(Gain) loss on sale or write down of assets, net	(378,248)	(73,440)	78,057
Gain on remeasurement of assets	(22,089)	(1,423,136)	(51,205)
Gain on disposition of assets, net from discontinued operations	—	—	(286,414)
Depreciation and amortization	471,320	387,785	383,002
Amortization of net premium on mortgage notes payable	(20,232)	(8,906)	(6,822)
Amortization of share and unit-based plans	28,367	29,463	24,207
Straight-line rent adjustment	(7,192)	(5,825)	(7,987)
Amortization of above and below-market leases	(16,510)	(9,083)	(6,726)
Provision for doubtful accounts	4,698	3,962	4,150
Income tax benefit	(3,223)	(4,269)	(1,692)
Equity in income of unconsolidated joint ventures	(45,164)	(60,626)	(167,580)
Co-venture expense	11,804	9,490	8,864
Distributions of income from unconsolidated joint ventures	4,541	2,412	8,538
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables	1,908	(12,356)	(5,482)
Other assets	13,892	(15,594)	7,761
Due from affiliates	(7,025)	(1,770)	266
Accounts payable and accrued expenses	(4,014)	(123)	(747)
Other accrued liabilities	698	(24,735)	(5,682)
Net cash provided by operating activities	540,377	400,706	422,035
Cash flows from investing activities:
Acquisition of properties	(26,250)	(15,233)	(516,239)
Development, redevelopment, expansion and renovation of properties	(272,334)	(185,412)	(158,682)
Property improvements	(53,335)	(66,718)	(51,683)
Cash acquired from acquisitions	—	28,890	—
Proceeds from note receivable	1,833	4,825	8,347
Issuance of notes receivable	—	(65,130)	(13,330)
Proceeds from maturities of marketable securities	—	—	23,769
Deposit on acquisition of property	(12,500)	—	—
Deferred leasing costs	(33,902)	(28,019)	(27,669)
Distributions from unconsolidated joint ventures	105,640	78,222	618,048
Contributions to unconsolidated joint ventures	(426,186)	(336,621)	(97,898)
Collections of loans to unconsolidated joint ventures, net	—	2,756	589
Proceeds from sale of assets	646,898	320,123	416,077
Restricted cash	(30,888)	6,526	70,538
Net cash (used in) provided by investing activities	(101,024)	(255,791)	271,867
The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	4,080,671	1,204,946	2,572,764
Payments on mortgages, bank and other notes payable	(3,284,213)	(853,080)	(3,051,072)
Deferred financing costs	(11,805)	(1,267)	(11,966)
Payment of finance deposits, net of refunds received	(11,138)	—	—
Proceeds from share and unit-based plans	1,512	1,231	1,188
Proceeds from stock offerings	—	—	173,011
Payment of stock issuance costs	—	(5,503)	(1,909)
Stock repurchases	(400,144)	—	—
Redemption of noncontrolling interests	(456)	(236)	(1,066)
Contributions from noncontrolling interests	23	—	4,140
Purchase of noncontrolling interest	(1,593)	(55,867)	—
Payment of contingent consideration	—	(18,667)	—
Dividends and distributions	(787,109)	(385,725)	(355,506)
Distributions to co-venture partner	(23,498)	(15,555)	(19,564)
Net cash used in financing activities	(437,750)	(129,723)	(689,980)
Net increase in cash and cash equivalents	1,603	15,192	3,922
Cash and cash equivalents, beginning of year	84,907	69,715	65,793
Cash and cash equivalents, end of year	$86,510	$84,907	$69,715
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$231,106	$186,877	$195,129
Non-cash investing and financing activities:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$52,983	$83,108	$41,334
Acquisition of property by issuance of common stock	$—	$1,166,777	$—
Conversion of Operating Partnership Units to common stock	$1,559	$2,410	$12,984
Accrued dividend	$337,703	$—	$—
Acquisition of properties by assumption of mortgage note payable and other accrued liabilities	$—	$1,414,659	$257,064
Mortgage notes payable settled in deed-in-lieu of foreclosure	$34,149	$—	$84,000
Mortgage notes payable assumed by buyers in sales of properties	$—	$31,725	$224,737
Mortgage notes payable assumed by buyer in exchange for investment in unconsolidated joint venture	$1,782,455	$—	$—
Note receivable issued in connection with sale of property	$—	$9,603	$—
Acquisition of property in exchange for settlement of notes receivable	$—	$14,120	$—
Acquisition of property in exchange for investment in unconsolidated joint venture	$76,250	$15,767	$—
Contingent consideration in acquisition of property	$—	$10,012	$—
Assumption of mortgage notes payable and other liabilities from unconsolidated joint ventures	$50,000	$—	$54,271
Application of deposit to acquire property	$—	$—	$30,000
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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of December 31, 2015, the Company was the sole general partner of and held a 93% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
Revenues:
Minimum rental revenues are recognized on a straight-line basis over the terms of the related leases. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight-line rent adjustment." Minimum rents were increased by $7,192, $5,825 and $7,498 due to the straight-line rent adjustment during the years ended December 31, 2015, 2014 and 2013, respectively. Percentage rents are recognized and accrued when tenants' specified sales targets have been met.
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
Investment in Unconsolidated Joint Ventures:
The Company accounts for its investments in joint ventures using the equity method of accounting unless the Company has a controlling financial interest in the joint venture or the joint venture meets the definition of a variable interest entity in which the Company is the primary beneficiary through both its power to direct activities that most significantly impact the economic performance of the variable interest entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. Although the Company has a greater than 50% interest in Corte Madera Village, LLC, Candlestick Center LLC and Pacific Premier Retail LLC, the Company does not have controlling financial interests in these joint ventures as it shares management control with the partners in these joint venture and, therefore, accounts for its investments in these joint ventures using the equity method of accounting.
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
2. Summary of Significant Accounting Policies: (Continued)

Acquisitions:
The Company allocates the estimated fair value of acquisitions to land, building, tenant improvements and identified intangible assets and liabilities, based on their estimated fair values. In addition, any assumed mortgage notes payable are recorded at their estimated fair values. The estimated fair value of the land and buildings is determined utilizing an “as if vacant” methodology. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair value basis at the acquisition date prorated over the remaining lease terms. The tenant improvements are classified as an asset under property and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (i) leasing commissions and legal costs, which represent the value associated with “cost avoidance” of acquiring in-place leases, such as lease commissions paid under terms generally experienced in the Company's markets; (ii) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased; and (iii) above or below-market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. Leasing commissions and legal costs are recorded in deferred charges and other assets and are amortized over the remaining lease terms. The value of in-place leases are recorded in deferred charges and other assets and amortized over the remaining lease terms plus any below-market fixed rate renewal options. Above or below-market leases are classified in deferred charges and other assets or in other accrued liabilities, depending on whether the contractual terms are above or below-market, and the asset or liability is amortized to minimum rents over the remaining terms of the leases. The remaining lease terms of below-market leases may include certain below-market fixed-rate renewal periods. In considering whether or not a lessee will execute a below-market fixed-rate lease renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition such as tenant mix in the Center, the Company's relationship with the tenant and the availability of competing tenant space. The initial allocation of purchase price is based on management's preliminary assessment, which may change when final information becomes available. Subsequent adjustments made to the initial purchase price allocation are made within the allocation period, which does not exceed one year. The purchase price allocation is described as preliminary if it is not yet final. The use of different assumptions in the allocation of the purchase price of the acquired assets and liabilities assumed could affect the timing of recognition of the related revenues and expenses.
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
No Center or tenant generated more than 10% of total revenues during the years ended December 31, 2015, 2014 or 2013.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

3. Earnings Per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of earnings per share for the years ended December 31 (shares in thousands):

	2015	2014	2013
Numerator
Income from continuing operations	$522,912	$1,606,931	$159,023
Income from discontinued operations	—	—	289,936
Net income attributable to noncontrolling interests	(35,350)	(107,889)	(28,869)
Net income attributable to the Company	487,562	1,499,042	420,090
Allocation of earnings to participating securities	(1,493)	(1,576)	(397)
Numerator for basic and diluted earnings per share—net income attributable to common stockholders	$486,069	$1,497,466	$419,693
Denominator
Denominator for basic earnings per share—weighted average number of common shares outstanding	157,916	143,144	139,598
Effect of dilutive securities (1)
Share and unit based compensation	144	147	82
Denominator for diluted earnings per share—weighted average number of common shares outstanding	158,060	143,291	139,680
Earnings per common share—basic:
Income from continuing operations	$3.08	$10.46	$1.07
Discontinued operations	—	—	1.94
Net income attributable to common stockholders	$3.08	$10.46	$3.01
Earnings per common share—diluted:
Income from continuing operations	$3.08	$10.45	$1.06
Discontinued operations	—	—	1.94
Net income attributable to common stockholders	$3.08	$10.45	$3.00

____________________________________

(1)	Diluted EPS excludes 139,186, 179,667 and 184,304 convertible preferred units for the years ended December 31, 2015, 2014 and 2013, respectively, as their impact was antidilutive.
Diluted EPS excludes 10,562,154 and 10,079,935 and 9,845,602 Operating Partnership units ("OP Units") for the years ended December 31, 2015, 2014 and 2013, respectively, as their effect was antidilutive.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

4. Investments in Unconsolidated Joint Ventures:
The following are the Company's direct or indirect investments in various joint ventures with third parties. The Company's direct or indirect ownership interest in each joint venture as of December 31, 2015 was as follows:

Joint Venture	Ownership %(1)
443 Wabash MAB LLC	45.0%
AM Tysons LLC	50.0%
Biltmore Shopping Center Partners LLC	50.0%
Candlestick Center LLC—Fashion Outlets of San Francisco	50.1%
Coolidge Holding LLC	37.5%
Corte Madera Village, LLC	50.1%
Fashion Outlets of Philadelphia—Various Entities	50.0%
Jaren Associates #4	12.5%
Kierland Commons Investment LLC	50.0%
Macerich Northwestern Associates—Broadway Plaza	50.0%
MS Portfolio LLC	50.0%
North Bridge Chicago LLC	50.0%
One Scottsdale Investors LLC	50.0%
Pacific Premier Retail LLC—Various Properties	60.0%
Propcor II Associates, LLC—Boulevard Shops	50.0%
Scottsdale Fashion Square Partnership	50.0%
The Market at Estrella Falls LLC	40.1%
Tysons Corner LLC	50.0%
Tysons Corner Hotel I LLC	50.0%
Tysons Corner Property Holdings II LLC	50.0%
Tysons Corner Property LLC	50.0%
West Acres Development, LLP	19.0%
Westcor/Gilbert, L.L.C.	50.0%
Westcor/Queen Creek LLC	38.0%
Westcor/Surprise Auto Park LLC	33.3%
WMAP, L.L.C.—Atlas Park	50.0%
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)

The Company has made the following investments and dispositions in unconsolidated joint ventures during the years ended December 31, 2015, 2014 and 2013:
On May 29, 2013, the Company's joint venture in Pacific Premier Retail LLC sold Redmond Town Center Office, a 582,000 square foot office building in Redmond, Washington, for $185,000, resulting in a gain on the sale of assets of $89,157 to the joint venture. The Company's share of the gain was $44,424, which was included in equity in income of unconsolidated joint ventures during the year ended December 31, 2013. The Company used its share of the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On June 12, 2013, the Company's joint venture in Pacific Premier Retail LLC sold Kitsap Mall, an 846,000 square foot regional shopping center in Silverdale, Washington, for $127,000, resulting in a gain on the sale of assets of $55,150 to the joint venture. The Company's share of the gain was $28,127, which was included in equity in income of unconsolidated joint ventures during the year ended December 31, 2013. The Company used its share of the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On August 1, 2013, the Company's joint venture in Pacific Premier Retail LLC sold Redmond Town Center, a 695,000 square foot community center in Redmond, Washington, for $127,000, resulting in a gain on the sale of assets of $38,447 to the joint venture. The Company's share of the gain was $18,251, which was included in equity in income of unconsolidated joint ventures during the year ended December 31, 2013. The Company used its share of the proceeds from the sale to pay down its line of credit and for general corporate purposes.
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
On June 4, 2014, the Company acquired the remaining 49% ownership interest in Cascade Mall, a 589,000 square foot regional shopping center in Burlington, Washington, that it did not previously own for a cash payment of $15,233. The Company purchased Cascade Mall from its joint venture in Pacific Premier Retail LLC. The cash payment was funded by borrowings under the Company's line of credit. Prior to the acquisition, the Company had accounted for its investment in Cascade Mall under the equity method of accounting. Since the date of acquisition, the Company has included Cascade Mall in its consolidated financial statements (See Note 13—Acquisitions).
On July 30, 2014, the Company formed a joint venture with Pennsylvania Real Estate Investment Trust to redevelop Fashion Outlets of Philadelphia, a 1,376,000 square foot regional shopping center in Philadelphia, Pennsylvania. The Company invested $106,800 for a 50% interest in the joint venture, which was funded by borrowings under its line of credit.

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
On November 13, 2014, the Company formed a joint venture to develop Fashion Outlets of San Francisco, a 500,000 square foot outlet center in San Francisco, California. In connection with the formation of the joint venture, the Company issued a note receivable for $65,130 to its joint venture partner that bears interest at LIBOR plus 2.0% and matures upon the completion of certain milestones in connection with the development of Fashion Outlets of San Francisco (See Note 17—Related Party Transactions).
On November 14, 2014, the Company acquired the remaining 49% ownership interest that it did not previously own in two separate joint ventures, Pacific Premier Retail LLC and Queens JV LP, which together owned five Centers: Lakewood Center, a 2,075,000 square foot regional shopping center in Lakewood, California; Los Cerritos Center, a 1,292,000 square foot regional shopping center in Cerritos, California; Queens Center, a 966,000 square foot regional shopping center in Queens, New York; Stonewood Center, a 932,000 square foot regional shopping center in Downey, California; and Washington Square, a 1,441,000 square foot regional shopping center in Portland, Oregon (collectively referred to herein as the "PPR Queens Portfolio"). The total consideration of $1,838,886 was funded by the direct issuance of $1,166,777 of common stock of the Company (See Note 12—Stockholders' Equity) and the assumption of the third party's pro rata share of the mortgage notes payable on the properties of $672,109. Prior to the acquisition, the Company had accounted for its investment in these joint ventures under the equity method of accounting. Since the date of acquisition, the Company has included the PPR Queens Portfolio in its consolidated financial statements (See Note 13—Acquisitions).
On November 20, 2014, the Company purchased a 45% interest in 443 North Wabash Avenue, a 65,000 square foot undeveloped site adjacent to the Company's joint venture in The Shops at North Bridge in Chicago, Illinois, for a cash payment of $18,900. The cash payment was funded by borrowings under the Company's line of credit.
On February 17, 2015, the Company acquired the remaining 50% ownership interest in Inland Center, an 866,000 square foot regional shopping center in San Bernardino, California, that it did not previously own for $51,250. The purchase price was funded by a cash payment of $26,250 and the assumption of the third party's share of the mortgage note payable on the property of $25,000. Concurrent with the purchase of the joint venture interest, the Company paid off the $50,000 mortgage note payable on the property. The cash payment was funded by borrowings under the Company's line of credit. Prior to the acquisition, the Company had accounted for its investment in Inland Center under the equity method of accounting. Since the date of acquisition, the Company has included Inland Center in its consolidated financial statements (See Note 13—Acquisitions).
On April 30, 2015, the Company entered into a 50/50 joint venture with Sears to own nine freestanding stores located at Arrowhead Towne Center, Chandler Fashion Center, Danbury Fair Mall, Deptford Mall, Freehold Raceway Mall, Los Cerritos Center, South Plains Mall, Vintage Faire Mall and Washington Square. The Company invested $150,000 for a 50% ownership interest in the joint venture, which was funded by borrowings under the Company's line of credit.
On October 30, 2015, the Company sold a 40% ownership interest in Pacific Premier Retail LLC (the "PPR Portfolio"), which owns Lakewood Center, a 2,075,000 square foot regional shopping center in Lakewood, California; Los Cerritos Center, a 1,292,000 square foot regional shopping center in Cerritos, California; South Plains Mall, a 1,127,000 square foot regional shopping center in Lubbock, Texas; and Washington Square, a 1,441,000 square foot regional shopping center in Portland, Oregon, for a total sales price of $1,258,643, resulting in a gain on sale of assets of $311,194. The sales price was funded by a cash payment of $545,643 and the assumption of a pro rata share of the mortgage notes payable on the properties of $713,000. The Company used the cash proceeds from the sales to pay down its line of credit and for general corporate purposes, which included funding the ASR and Special Dividend (See Note 12—Stockholders' Equity).
On January 6, 2016, the Company sold a 40% ownership interest in Arrowhead Towne Center, a 1,197,000 square foot regional shopping center in Glendale, Arizona; for $284,000 (See Note 22—Subsequent Events). The sales price was funded by a cash payment of $124,000 and the assumption of a pro rata share of the mortgage note payable on the property of $160,000. The Company used the cash proceeds from the sales to pay down its line of credit and for general corporate purposes, which included funding the Special Dividend (See Note 12—Stockholders' Equity).

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)

On January 14, 2016, the Company formed a joint venture, whereby the Company sold a 49% ownership interest in Deptford Mall, a 1,040,000 square foot regional shopping center in Deptford, New Jersey; FlatIron Crossing, a 1,430,000 square foot regional shopping center in Broomfield, Colorado; and Twenty Ninth Street, an 850,000 square foot regional shopping center in Boulder, Colorado for $750,980. The sales price was funded by a cash payment of $458,110 and the assumption of a pro rata share of the mortgage note payable on the properties of $292,870. (See Note 22—Subsequent Events). The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.
Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures as of December 31:

	2015	2014
Assets(1):
Properties, net	$6,334,442	$2,967,878
Other assets	517,053	208,726
Total assets	$6,851,495	$3,176,604
Liabilities and partners' capital(1):
Mortgage and other notes payable(2)	$3,614,401	$2,038,379
Other liabilities	358,156	195,766
Company's capital	1,585,796	489,349
Outside partners' capital	1,293,142	453,110
Total liabilities and partners' capital	$6,851,495	$3,176,604
Investment in unconsolidated joint ventures:
Company's capital	$1,585,796	$489,349
Basis adjustment(3)	(77,701)	464,826
	$1,508,095	$954,175
Assets—Investments in unconsolidated joint ventures	$1,532,552	$984,132
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(24,457)	(29,957)
	$1,508,095	$954,175
_______________________________________________________________________________

(1)	These amounts include the assets of $3,283,702 and liabilities of $1,938,241 of Pacific Premier Retail LLC as of December 31, 2015.

(2)
Certain mortgage notes payable could become recourse debt to the Company should the joint venture be unable to discharge the obligations of the related debt. As of December 31, 2015 and 2014, a total of $5,000 and $33,540, respectively, could become recourse debt to the Company. As of December 31, 2015 and 2014, the Company has an indemnity agreement from a joint venture partner for $2,500 and $16,770, respectively, of the guaranteed amount.

Included in mortgage notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $461,778 and $606,263 as of December 31, 2015 and 2014, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates—Broadway Plaza. Interest expense incurred on these borrowings amounted to $29,372, $38,113 and $31,549 for the years ended December 31, 2015, 2014 and 2013, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)

(3)
The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $5,619, $5,109 and $10,734 for the years ended December 31, 2015, 2014 and 2013, respectively.

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	Pacific Premier Retail LLC(1)	Other Joint Ventures	Total
Year Ended December 31, 2015
Revenues:
Minimum rents	$21,172	$293,921	$315,093
Percentage rents	2,569	13,188	15,757
Tenant recoveries	8,408	129,059	137,467
Other	1,182	33,931	35,113
Total revenues	33,331	470,099	503,430
Expenses:
Shopping center and operating expenses	6,852	165,795	172,647
Interest expense	10,448	78,279	88,727
Depreciation and amortization	16,919	133,707	150,626
Total operating expenses	34,219	377,781	412,000
Gain on sale of assets	—	9,850	9,850
Loss on early extinguishment of debt	—	(3)	(3)
Net income	$(888)	$102,165	$101,277
Company's equity in net income	$1,409	$43,755	$45,164

Year Ended December 31, 2014
Revenues:
Minimum rents	$88,831	$299,532	$388,363
Percentage rents	2,652	14,509	17,161
Tenant recoveries	40,118	146,623	186,741
Other	4,090	36,615	40,705
Total revenues	135,691	497,279	632,970
Expenses:
Shopping center and operating expenses	37,113	178,299	215,412
Interest expense	34,113	102,974	137,087
Depreciation and amortization	29,688	114,715	144,403
Total operating expenses	100,914	395,988	496,902
(Loss) gain on sale of assets	(7,044)	10,687	3,643
Net income	$27,733	$111,978	$139,711
Company's equity in net income	$9,743	$50,883	$60,626

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)

	Pacific Premier Retail LLC(1)	Other Joint Ventures	Total
Year Ended December 31, 2013
Revenues:
Minimum rents	$118,164	$300,560	$418,724
Percentage rents	4,586	15,003	19,589
Tenant recoveries	52,470	151,701	204,171
Other	5,882	39,745	45,627
Total revenues	181,102	507,009	688,111
Expenses:
Shopping center and operating expenses	53,039	176,779	229,818
Interest expense	43,445	101,877	145,322
Depreciation and amortization	39,616	107,693	147,309
Total operating expenses	136,100	386,349	522,449
Gain on sale of assets	182,754	7,772	190,526
Gain on early extinguishment of debt	—	14	14
Net income	$227,756	$128,446	$356,202
Company's equity in net income	$110,798	$56,782	$167,580

_______________________________________________________________________________

(1)
These amounts exclude the results of operations from November 14, 2014 to October 29, 2015, as Pacific Premier Retail LLC became wholly-owned as a result of the PPR Queens Portfolio acquisition. Pacific Premier Retail LLC was converted from wholly-owned to an unconsolidated joint venture effective October 30, 2015, as a result of the PPR Portfolio transaction, as discussed above.

Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.
5. Property, net:
Property at December 31, 2015 and 2014 consists of the following:

	2015	2014
Land	$1,894,717	$2,242,291
Buildings and improvements	7,752,892	9,479,337
Tenant improvements	637,355	600,436
Equipment and furnishings	169,841	152,554
Construction in progress	234,851	303,264
	10,689,656	12,777,882
Less accumulated depreciation	(1,892,744)	(1,709,992)
	$8,796,912	$11,067,890

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $354,977, $289,178 and $269,790, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
5. Property, net: (Continued)

The gain on sale or write down of assets, net for the year ended December 31, 2015 includes the gain of $311,194 on the sale of a 40% ownership interest in the PPR Portfolio (See Note 4—Investments in Unconsolidated Joint Ventures), $73,726 on the sale of Panorama Mall (See Note 14—Dispositions), $2,336 on the sale of assets and $1,807 on the sale of land offset in part by a loss of $10,633 on impairment and $182 on the write-off of development costs. The loss on impairment was due to the reduction of the estimated holding periods of Flagstaff Mall (See Note 8—Mortgage Notes Payable) and a freestanding store.
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
6. Tenant and Other Receivables, net:
Included in tenant and other receivables, net is an allowance for doubtful accounts of $3,072 and $3,234 at December 31, 2015 and 2014, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $10,940 and $13,436 at December 31, 2015 and 2014, respectively, and a deferred rent receivable due to straight-line rent adjustments of $60,790 and $57,278 at December 31, 2015 and 2014, respectively.
On March 17, 2014, in connection with the sale of Lake Square Mall (See Note 14—Dispositions), the Company issued a note receivable for $6,500 that bears interest at an effective rate of 6.5% and matures on March 17, 2018 ("LSM Note A") and a note receivable for $3,103 that bore interest at 5.0% and was to mature on December 31, 2014 ("LSM Note B"). On September 2, 2014, the balance of LSM Note B was paid in full. The balance of LSM Note A at December 31, 2015 was $6,351 and is collateralized by a trust deed on Lake Square Mall.
7. Deferred Charges and Other Assets, net:
Deferred charges and other assets, net at December 31, 2015 and 2014 consist of the following:

	2015	2014
Leasing	$248,709	$239,955
Financing	45,874	47,171
Intangible assets:
In-place lease values(1)	196,969	298,825
Leasing commissions and legal costs(1)	52,000	72,432
Above-market leases	220,847	250,810
Deferred tax assets	38,847	35,625
Deferred compensation plan assets	37,341	35,194
Other assets	70,070	66,246
	910,657	1,046,258
Less accumulated amortization(2)	(323,374)	(287,197)
	$587,283	$759,061
_______________________________

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
7. Deferred Charges and Other Assets, net: (Continued)

(1)	The estimated amortization of these intangible assets for the next five years and thereafter is as follows:

Year Ending December 31,
2016	$36,275
2017	23,415
2018	18,002
2019	14,874
2020	11,373
Thereafter	35,577
$139,516

(2)
Accumulated amortization includes $109,453 and $103,361 relating to in-place lease values, leasing commissions and legal costs at December 31, 2015 and 2014, respectively. Amortization expense for in-place lease values, leasing commissions and legal costs was $69,460, $52,668 and $53,139 for the years ended December 31, 2015, 2014 and 2013, respectively.

The allocated values of above-market leases and below-market leases consist of the following:

	2015	2014
Above-Market Leases
Original allocated value	$220,847	$250,810
Less accumulated amortization	(73,520)	(59,696)
	$147,327	$191,114
Below-Market Leases(1)
Original allocated value	$227,063	$375,033
Less accumulated amortization	(101,872)	(93,511)
	$125,191	$281,522
_______________________________

(1)	Below‑market leases are included in other accrued liabilities.

The allocated values of above and below-market leases will be amortized into minimum rents on a straight-line basis over the individual remaining lease terms. The estimated amortization of these values for the next five years and thereafter is as follows:

Year Ending December 31,	Above Market	Below Market
2016	$18,360	$20,309
2017	15,456	16,838
2018	13,045	15,054
2019	10,708	13,380
2020	9,176	10,649
Thereafter	80,582	48,961
	$147,327	$125,191

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

8. Mortgage Notes Payable:
Mortgage notes payable at December 31, 2015 and 2014 consist of the following:

	Carrying Amount of Mortgage Notes(1)
	2015		2014		Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Property Pledged as Collateral	Related Party	Other	Related Party	Other
Arrowhead Towne Center(5)	$—	$221,194	$—	$228,703	2.76%	$1,131	2018
Chandler Fashion Center(6)	—	200,000	—	200,000	3.77%	625	2019
Danbury Fair Mall	111,248	111,249	114,265	114,264	5.53%	1,538	2020
Deptford Mall(7)	—	193,861	—	197,815	3.76%	947	2023
Deptford Mall	—	14,001	—	14,285	6.46%	101	2016
Eastland Mall(8)	—	—	—	168,000	—	—	—
Fashion Outlets of Chicago(9)	—	200,000	—	119,329	1.84%	291	2020
Fashion Outlets of Niagara Falls USA	—	118,615	—	121,376	4.89%	727	2020
Flagstaff Mall(10)	—	37,000	—	37,000	8.97%	153	2015
FlatIron Crossing(7)	—	254,733	—	261,494	3.90%	1,393	2021
Freehold Raceway Mall(6)	—	225,094	—	229,244	4.20%	1,132	2018
Great Northern Mall(11)	—	—	—	34,494	—	—	—
Green Acres Mall	—	306,954	—	313,514	3.61%	1,447	2021
Kings Plaza Shopping Center	—	470,627	—	480,761	3.67%	2,229	2019
Lakewood Center(12)	—	—	—	253,708	—	—	—
Los Cerritos Center(13)	—	—	103,274	103,274	—	—	—
Northgate Mall(14)	—	64,000	—	64,000	3.30%	143	2017
Oaks, The	—	205,986	—	210,197	4.14%	1,064	2022
Pacific View	—	130,458	—	133,200	4.08%	668	2022
Queens Center	—	600,000	—	600,000	3.49%	1,744	2025
Santa Monica Place	—	225,089	—	230,344	2.99%	1,004	2018
SanTan Village Regional Center	—	130,898	—	133,807	3.14%	589	2019
Stonewood Center	—	105,494	—	111,297	1.80%	640	2017
Superstition Springs Center(15)	—	67,763	—	68,079	2.17%	149	2016
Towne Mall	—	22,200	—	22,607	4.48%	117	2022
Tucson La Encantada	70,070	—	71,500	—	4.23%	368	2022
Valley Mall(16)	—	—	—	41,368	—	—	—
Valley River Center(17)	—	—	—	120,000	—	—	—
Victor Valley, Mall of	—	115,000	—	115,000	4.00%	380	2024
Vintage Faire Mall(18)	—	276,117	—	—	3.55%	1,255	2026
Washington Square(19)	—	—	—	238,696	—	—	—
Westside Pavilion	—	146,961	—	149,626	4.49%	783	2022
	$181,318	$4,443,294	$289,039	$5,115,482

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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
8. Mortgage Notes Payable: (continued)

The debt premiums (discounts) as of December 31, 2015 and 2014 consist of the following:

Property Pledged as Collateral	2015	2014
Arrowhead Towne Center	$8,494	$11,568
Deptford Mall	(3)	(8)
Fashion Outlets of Niagara Falls USA	4,486	5,414
Lakewood Center	—	3,708
Los Cerritos Center	—	17,965
Stonewood Center	5,168	7,980
Superstition Springs Center	263	579
Valley Mall	—	(132)
Washington Square	—	9,847
	$18,408	$56,921

(2)	The interest rate disclosed represents the effective interest rate, including the debt premiums (discounts) and deferred finance costs.

(3)	The monthly debt service represents the payment of principal and interest.

(4)
The maturity date assumes that all extension options are fully exercised and that the Company does not opt to refinance the debt prior to these dates. These extension options are at the Company's discretion, subject to certain conditions, which the Company believes will be met.

(5)
On January 6, 2016, the Company replaced the existing loan on the property with a new $400,000 loan that bears interest at an effective rate of 4.05% and matures on February 1, 2028. Concurrently, a 40% interest in the loan was assumed by a third party in connection with the sale of a 40% ownership interest in the underlying property (See Note 22—Subsequent Events).

(6)	A 49.9% interest in the loan has been assumed by a third party in connection with a co-venture arrangement (See Note 10—Co-Venture Arrangement).

(7)	On January 14, 2016, a 49% interest in the loan was assumed by a third party in connection with the sale of a 49% ownership interest in the MAC Heitman Portfolio (See Note 22—Subsequent Events).

(8)	On December 1, 2015, the Company paid off in full the loan on the property.

(9)
On March 3, 2015, the Company amended the loan on the property. The amended $200,000 loan bears interest at LIBOR plus 1.50% and matures on March 31, 2020. At December 31, 2015 and 2014, the total interest rate was 1.84% and 2.97%, respectively.

(10)
On November 1, 2015, this non-recourse loan went into maturity default. The Company is negotiating with the loan servicer, which will likely result in a transition of the property to the loan servicer or a receiver.

(11)
On June 30, 2015, the Company conveyed the property to the mortgage lender by a deed-in-lieu of foreclosure, which resulted in a loss of $1,627 on the extinguishment of debt (See Note 14—Dispositions).

(12)
On March 2, 2015, the Company paid off in full the loan on the property, which resulted in a gain of $2,245 on the early extinguishment of debt as a result of writing off the related debt premium. On May 12, 2015, the Company placed a new $410,000 loan on the property that bears interest at an effective rate of 3.46% and matures on June 1, 2026. On October 30, 2015, a 40% interest in the loan was assumed by a third party in connection with the sale of a 40% ownership interest in the PPR Portfolio (See Note 4—Investments in Unconsolidated Joint Ventures).

(13)
On October 30, 2015, the Company replaced the existing loan on the property with a new $525,000 loan that bears interest at an effective rate of 4.00% and matures on November 1, 2027, which resulted in a loss of $859 on the early extinguishment of debt. Concurrently, a 40% interest in the loan was assumed by a third party in connection with the sale of a 40% ownership interest in the PPR Portfolio (See Note 4—Investments in Unconsolidated Joint Ventures).

(14)	The loan bears interest at LIBOR plus 2.25% and matures on March 1, 2017. At December 31, 2015 and 2014, the total interest rate was 3.30% and 3.05%, respectively.

(15)	The loan bears interest at LIBOR plus 2.30% and matures on October 28, 2016. At December 31, 2015 and 2014, the total interest rate was 2.17% and 1.98%, respectively.

(16)	On December 1, 2015, the Company paid off in full the loan on the property, which resulted in a loss of $52 on the early extinguishment of debt.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
8. Mortgage Notes Payable: (continued)

(17)	On July 31, 2015, the Company paid off in full the loan on the property, which resulted in a loss of $9 on the early extinguishment of debt.

(18)	On February 19, 2015, the Company placed a $280,000 loan on the property that bears interest at an effective rate of 3.55% and matures on March 6, 2026.

(19)
On October 5, 2015, the Company paid off in full the existing loan on the property, which resulted in a gain of $2,367 on the early extinguishment of debt as a result of writing off the related debt premium. On October 29, 2015, the Company placed a new $550,000 loan on the property that bears interest at an effective rate of 3.65% and matures on November 1, 2022. On October 30, 2015, a 40% interest in the loan was assumed by a third party in connection with the sale of a 40% ownership interest in the PPR Portfolio (See Note 4—Investments in Unconsolidated Joint Ventures).

Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.
Most of the Company's mortgage notes payable are secured by the properties on which they are placed and are non-recourse to the Company. As of December 31, 2015 and 2014, a total of $13,500 and $73,165, respectively, of the mortgage notes payable could become recourse to the Company.
The Company expects all loan maturities during the next twelve months, except Flagstaff Mall, will be refinanced, restructured, extended and/or paid-off from the Company's line of credit or with cash on hand. The mortgage note payable on Flagstaff Mall, which went into maturity default on November 1, 2015, is a non-recourse loan. The Company is working with the loan servicer and expects the property will be transferred to the loan servicer or a receiver.
Total interest expense capitalized during the years ended December 31, 2015, 2014 and 2013 was $13,052, $12,559 and $10,829, respectively.
Related party mortgage notes payable are amounts due to affiliates of NML. See Note 17—Related Party Transactions for interest expense associated with loans from NML.
The estimated fair value (Level 2 measurement) of mortgage notes payable at December 31, 2015 and 2014 was $4,628,781 and $5,455,453, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.
The future maturities of mortgage notes payable are as follows:

Year Ending December 31,
2016	$155,977
2017	235,501
2018	695,439
2019	809,077
2020	534,886
Thereafter	2,175,324
4,606,204
Debt premium, net	18,408
$4,624,612
The future maturities reflected above reflect the extension options that the Company believes will be exercised.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

9. Bank and Other Notes Payable:
Bank and other notes payable at December 31, 2015 and 2014 consist of the following:
Line of Credit:
The Company has a $1,500,000 revolving line of credit that bears interest at LIBOR plus a spread of 1.38% to 2.0%, depending on the Company's overall leverage levels, and matures on August 6, 2018. Based on the Company's leverage level as of December 31, 2015, the borrowing rate on the facility was LIBOR plus 1.50%. As of December 31, 2015 and 2014, borrowings under the line of credit were $650,000 and $752,000, respectively, at an average interest rate of 1.95% and 1.89%, respectively. The estimated fair value (Level 2 measurement) of the line of credit at December 31, 2015 and 2014 was $640,260 and $713,989, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
Term Loan:
On December 8, 2011, the Company obtained a $125,000 unsecured term loan under the line of credit that bore interest at LIBOR plus a spread of 1.95% to 3.20%, depending on the Company's overall leverage level, and was to mature on December 8, 2018. On October 23, 2015, the Company paid off in full the term loan, which resulted in a loss of $578 on the early extinguishment of debt. As of December 31, 2014, the total interest rate was 2.25%. The estimated fair value (Level 2 measurement) of the term loan at December 31, 2014 was $119,780, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
Prasada Note:
On March 29, 2013, the Company issued a $13,330 note payable that bears interest at 5.25% and matures on March 29, 2016. The note payable is collateralized by a portion of a development reimbursement agreement with the City of Surprise, Arizona. At December 31, 2015 and 2014, the note had a balance of $9,130 and $10,879, respectively. The estimated fair value (Level 2 measurement) of the note at December 31, 2015 and 2014 was $9,168 and $11,178, respectively, based on current interest rates for comparable notes. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the collateral for the underlying debt.
As of December 31, 2015 and 2014, the Company was in compliance with all applicable financial loan covenants.
The future maturities of bank and other notes payable are as follows:

Year Ending December 31,
2016	$9,130
2018	650,000
$659,130

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

10. Co-Venture Arrangement:
On September 30, 2009, the Company formed a joint venture, whereby a third party acquired a 49.9% interest in Freehold Raceway Mall, a 1,669,000 square foot regional shopping center in Freehold, New Jersey, and Chandler Fashion Center, a 1,319,000 square foot regional shopping center in Chandler, Arizona. As part of this transaction, the Company issued a warrant in favor of the third party to purchase 935,358 shares of common stock of the Company at an exercise price of $46.68 per share (See "Stock Warrants" in Note 12—Stockholders' Equity). The Company received approximately $174,650 in cash proceeds for the overall transaction, of which $6,496 was attributed to the warrants. The Company used the proceeds from this transaction to pay down its line of credit and for general corporate purposes.
As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the venture formation, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The transaction has been accounted for as a profit-sharing arrangement, and accordingly the assets, liabilities and operations of the properties remain on the books of the Company and a co-venture obligation was established for the amount of $168,154, representing the net cash proceeds received from the third party less costs allocated to the warrant. The co-venture obligation is increased for the allocation of income to the co-venture partner and decreased for distributions to the co-venture partner. The co-venture obligation was $63,756 and $75,450 at December 31, 2015 and 2014, respectively.
11. Noncontrolling Interests:
The Company allocates net income of the Operating Partnership based on the weighted-average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership periodically to reflect its ownership interest in the Company. The Company had a 93% and 94% ownership interest in the Operating Partnership as of December 31, 2015 and 2014, respectively. The remaining 7% and 6% limited partnership interest as of December 31, 2015 and 2014, respectively, was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of registered or unregistered stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the ten trading days ending on the respective balance sheet date. Accordingly, as of December 31, 2015 and 2014, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $870,625 and $877,184, respectively.
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
On November 12, 2015, the Company entered into an accelerated share repurchase program ("ASR") to repurchase $400,000 of the Company's common stock. In accordance with the ASR, the Company made a prepayment of $400,000 and received an initial share delivery of 4,140,788 shares. On January 20, 2016, the ASR was completed and the Company received an additional delivery of 970,609 shares. The average price of the 5,111,397 shares repurchased under the ASR was $78.26 per share. The ASR was funded from proceeds in connection with the financing and sale of the ownership interest in the PPR Portfolio (See Note 4—Investments in Unconsolidated Joint Ventures and Note 22—Subsequent Events).
Special Dividends:
On October 30, 2015, the Company declared two special dividends/distributions ("Special Dividend"), each of $2.00 per share of common stock and per OP Unit.  The first Special Dividend was paid on December 8, 2015 to stockholders and OP Unit holders of record on November 12, 2015. The second Special Dividend was paid on January 6, 2016 to common stockholders and OP Unit holders of record on November 12, 2015. The Special Dividends were funded from proceeds in connection with the financing and sale of ownership interests in the PPR Portfolio and Arrowhead Towne Center (See Note 4—Investments in Unconsolidated Joint Ventures and Note 22—Subsequent Events).
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
On August 20, 2014, the Company terminated and replaced the 2012 ATM Program with a new ATM Program (the "2014 ATM Program") to sell, from time to time, shares of common stock, par value $0.01 per share, having an aggregate offering price of up to $500,000 (the "ATM Shares"). The terms of the 2014 ATM Program are substantially the same as the 2012 ATM Program. The Company did not sell any shares under the 2014 ATM Program during the year ended December 31, 2015.
As of December 31, 2015, $500,000 of the ATM Shares were available to be sold under the 2014 ATM Program. The unsold 2012 ATM Shares are no longer available for issuance. Actual future sales of the ATM Shares under the 2014 ATM Program will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. The Company has no obligation to sell the ATM Shares under the 2014 ATM Program.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
12. Stockholders' Equity: (Continued)

Stock Issued to Acquire Property:
On November 14, 2014, the Company issued 17,140,845 shares of common stock in connection with the acquisition of the PPR Queens Portfolio (See Note 13—Acquisitions) for a value of $1,166,777, based on the closing price of the Company's common stock on the date of the transaction.
13. Acquisitions:
Green Acres Mall:
On January 24, 2013, the Company acquired Green Acres Mall, a 1,799,000 square foot regional shopping center in Valley Stream, New York, for a purchase price of $500,000. A purchase deposit of $30,000 was funded during the year ended December 31, 2012, and the remaining $470,000 was funded upon closing of the acquisition. The cash payment made at the time of closing was provided by the placement of a mortgage note payable on the property that allowed for borrowings of up to $325,000 and from borrowings under the Company's line of credit. Concurrent with the acquisition, the Company borrowed $100,000 on the loan. On January 31, 2013, the Company exercised its option to borrow the remaining $225,000 on the loan. The acquisition was completed to acquire another prominent shopping center in the New York metropolitan area.
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
Since the date of the restructuring, the Company included Camelback Colonnade in its consolidated financial statements until its sale on December 29, 2014 (See Note 14—Dispositions).
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
Fashion Outlets of Chicago:
On October 31, 2014, the Company purchased AWE/Talisman's ownership interest in its consolidated joint venture in Fashion Outlets of Chicago, for $69,987. The purchase price was funded by a cash payment of $55,867 and the settlement of the balance on the Talisman Notes of $14,120 (See Note 17—Related Party Transactions). The cash payment was funded by borrowings under the Company's line of credit. The purchase agreement includes contingent consideration based on the financial performance of Fashion Outlets of Chicago at an agreed upon date in 2016. The Company estimated the fair value of the contingent consideration as of December 31, 2015 to be $10,953, which has been included in other accrued liabilities. As a result of this acquisition, the noncontrolling interest of $76,141 was reversed.
PPR Queens Portfolio:
On November 14, 2014, the Company acquired the remaining 49% ownership interest in the PPR Queens Portfolio that it did not previously own for $1,838,886. The acquisition was completed in order to gain 100% ownership and control over this portfolio of prominent shopping centers. The purchase price was funded by the assumption of the third party's pro rata share of the mortgage notes payable on the property of $672,109 and the issuance of $1,166,777 in common stock of the Company. Prior to the acquisition, the Company had accounted for its investment under the equity method of accounting (See Note 4—Investments in Unconsolidated Joint Ventures). As a result of this transaction, the Company obtained 100% ownership of the PPR Queens Portfolio.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
13. Acquisitions: (Continued)

The following is a summary of the allocation of the fair value of the PPR Queens Portfolio:

Property	$3,711,819
Deferred charges	155,892
Cash and cash equivalents	28,890
Restricted cash	5,113
Tenant receivables	5,438
Other assets	127,244
Total assets acquired	4,034,396
Mortgage notes payable	1,414,659
Accounts payable	5,669
Due to affiliates	2,680
Other accrued liabilities	230,210
Total liabilities assumed	1,653,218
Fair value of acquired net assets (at 100% ownership)	$2,381,178

The Company determined that the purchase price represented the fair value of the additional ownership interest in the PPR Queens Portfolio that was acquired.

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
The Company included Lakewood Center, Los Cerritos Center and Washington Square in its consolidated financial statements until the Company sold a 40% ownership interest in the PPR Portfolio on October 30, 2015 (See Note 4—Investments in Unconsolidated Joint Ventures). The remaining properties of the PPR Queens Portfolio have been included in the Company's consolidated financial statements from the date of acquisition.
Inland Center:
On February 17, 2015, the Company acquired the remaining 50% ownership interest in Inland Center that it did not previously own for $51,250. The purchase price was funded by a cash payment of $26,250 and the assumption of the third party's share of the mortgage note payable on the property of $25,000. Prior to the acquisition, the Company had accounted for its investment in Inland Center under the equity method of accounting (See Note 4—Investments in Unconsolidated Joint Ventures). As a result of this transaction, the Company obtained 100% ownership of Inland Center. The acquisition was completed in order to obtain 100% ownership and control over this asset.

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
Since the date of acquisition, the Company has included Inland Center in its consolidated financial statements. The property has generated incremental revenue of $12,829 and incremental net income of $1,892 during the year ended December 31, 2015.
Pro Forma Results of Operations:
The following unaudited pro forma total revenue and income from continuing operations for 2015 and 2014:

	Total revenue	Income from continuing operations
Supplemental pro forma for the year ended December 31, 2015(1)	$1,287,084	$502,184
Supplemental pro forma for the year ended December 31, 2014(1)	$1,371,988	$199,287
____________________________________

(1)
This unaudited pro forma supplemental information does not purport to be indicative of what the Company's operating results would have been had the 2015 and 2014 acquisitions occurred on January 1, 2014 and may not be indicative of future operating results. The Company has excluded remeasurement gains and acquisition costs from these pro forma results as they are considered significant non‑recurring adjustments directly attributable to the acquisitions.

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
The Company has classified the results of operations and gain or loss on sale for all of the above dispositions as discontinued operations for the year ended December 31, 2013. Revenues and income from discontinued operations were $54,752 and $289,936, respectively, for the year ended December 31, 2013. On January 1, 2014, the Company adopted ASU 2014-08, which amended the definition of discontinued operations and the disclosure for the disposal transactions. The Company determined that none of the disposals during the years ended December 31, 2015 and 2014 represented discontinued operations. As a result, the following dispositions during the year ended December 31, 2015 and 2014 have been included in continuing operations:
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
On June 30, 2015, the Company conveyed Great Northern Mall, an 895,000 square foot regional shopping center in Clay, New York, to the mortgage lender by a deed-in-lieu of foreclosure and was discharged from the mortgage note payable. The loan was nonrecourse to the Company. As a result, the Company recognized a loss on the extinguishment of debt of $1,627 (See Note 8—Mortgage Notes Payable).
On November 19, 2015, the Company sold Panorama Mall, a 312,000 square foot community center in Panorama City, California, for $98,000, resulting in a gain on the sale of assets of $73,726. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
15. Future Rental Revenues:
Under existing non-cancelable operating lease agreements, tenants are committed to pay the following minimum rental payments to the Company:

Year Ending December 31,
2016	$496,683
2017	423,057
2018	369,999
2019	319,535
2020	275,105
Thereafter	969,731
$2,854,110

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

16. Commitments and Contingencies:
The Company has certain properties subject to non-cancelable operating ground leases. The leases expire at various times through 2098, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. Ground lease rent expenses were $11,870, $10,968 and $10,579 for the years ended December 31, 2015, 2014 and 2013, respectively. No contingent rent was incurred for the years ended December 31, 2015, 2014 or 2013.
Minimum future rental payments required under the leases are as follows:

Year Ending December 31,
2016	$15,695
2017	15,632
2018	11,249
2019	9,629
2020	9,637
Thereafter	283,154
$344,996

As of December 31, 2015, the Company was contingently liable for $62,788 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the relevant agreement. At December 31, 2015, the Company had $32,006 in outstanding obligations, which it believes will be settled in the next twelve months.
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

	2015	2014	2013
Management fees	$10,064	$16,751	$19,726
Development and leasing fees	9,615	10,528	9,936
	$19,679	$27,279	$29,662

Certain mortgage notes on the properties are held by NML (See Note 8—Mortgage Notes Payable). Interest expense in connection with these notes was $10,515, $15,134 and $15,016 for the years ended December 31, 2015, 2014 and 2013, respectively. Included in accounts payable and accrued expenses is interest payable to this related party of $756 and $1,125 at December 31, 2015 and 2014, respectively.
During the years ended December 31, 2014 and 2013, the Company had loans to unconsolidated joint ventures to fund development stage projects prior to construction loan funding. Correspondingly, loan payables in the same amount have been accrued as an obligation by the various joint ventures. Interest income associated with these notes was $164 and $281 for the years ended December 31, 2014 and 2013, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
17. Related-Party Transactions: (Continued)

Due from affiliates includes $7,467 and $3,869 of unreimbursed costs and fees due from unconsolidated joint ventures under management agreements at December 31, 2015 and 2014, respectively.
Due from affiliates at December 31, 2013 also included two notes receivable from principals of AWE/Talisman ("Talisman Notes") that bore interest at 5.0% and were to mature based on the refinancing or sale of Fashion Outlets of Chicago, a 537,000 square foot outlet center in Rosemont, Illinois, or certain other specified events. AWE/Talisman was considered a related party because it had a 40% noncontrolling ownership interest in Fashion Outlets of Chicago. On October 31, 2014, in connection with the Company's acquisition of AWE/Talisman's ownership interest in Fashion Outlets of Chicago, the balance of the Talisman Notes were settled (See Note 13—Acquisitions). Interest income earned on these notes was $516 and $625 for the years ended December 31, 2014 and 2013, respectively.
In addition, due from affiliates at December 31, 2015 and 2014 includes a note receivable from RED/303 LLC ("RED") that bears interest at 5.25% and matures on March 29, 2016. Interest income earned on this note was $520, $614 and $525 for the years ended December 31, 2015, 2014 and 2013, respectively. The balance on this note receivable was $9,252 and $11,027 at December 31, 2015 and 2014, respectively. RED is considered a related party because it is a partner in a joint venture development project. The note is collateralized by RED's membership interest in a development agreement.
Also included in due from affiliates is a note receivable from Lennar Corporation that bears interest at LIBOR plus 2% and matures upon the completion of certain milestones in connection with the development of Fashion Outlets of San Francisco (See Note 4—Investments in Unconsolidated Joint Ventures). Interest income earned on this note was $1,872 and $206 for the years ended December 31, 2015 and 2014, respectively. The balance on this note was $67,209 and $65,336 at December 31, 2015 and 2014, respectively. Lennar Corporation is considered a related party because it has an ownership interest in Fashion Outlets of San Francisco.
18. Share and Unit-based Plans:
The Company has established share and unit-based compensation plans for the purpose of attracting and retaining executive officers, directors and key employees.
2003 Equity Incentive Plan:
The 2003 Equity Incentive Plan ("2003 Plan") authorizes the grant of stock awards, stock options, stock appreciation rights, stock units, stock bonuses, performance-based awards, dividend equivalent rights and OP Units or other convertible or exchangeable units. As of December 31, 2015, stock awards, stock units, LTIP Units (as defined below), stock appreciation rights ("SARs") and stock options have been granted under the 2003 Plan. All stock options or other rights to acquire common stock granted under the 2003 Plan have a term of 10 years or less. These awards were generally granted based on the performance of the Company and the employees. None of the awards have performance requirements other than a service condition of continued employment unless otherwise provided. All awards are subject to restrictions determined by the Company's compensation committee. The aggregate number of shares of common stock that may be issued under the 2003 Plan is 13,825,428 shares. As of December 31, 2015, there were 2,285,318 shares available for issuance under the 2003 Plan.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
18. Share and Unit-Based Plans: (Continued)

Stock Awards:
The value of the stock awards was determined by the market price of the Company's common stock on the date of the grant. The following table summarizes the activity of non-vested stock awards during the years ended December 31, 2015, 2014 and 2013:

	2015		2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of year	9,189	$59.25	19,001	$56.77	20,924	$49.36
Granted	—	—	—	—	8,963	61.84
Vested	(7,577)	58.67	(9,812)	54.45	(10,886)	46.70
Balance at end of year	1,612	$62.01	9,189	$59.25	19,001	$56.77

Stock Units:
The stock units represent the right to receive upon vesting one share of the Company's common stock for one stock unit. The value of the stock units was determined by the market price of the Company's common stock on the date of the grant. The following table summarizes the activity of non-vested stock units during the years ended December 31, 2015, 2014 and 2013:

	2015		2014		2013
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	144,374	$59.94	137,318	$57.24	114,677	$52.19
Granted	77,282	86.53	75,309	60.50	67,920	62.01
Vested	(86,761)	61.29	(68,253)	55.14	(45,279)	51.59
Forfeited	(2,809)	86.72	—	—	—	—
Balance at end of year	132,086	$74.58	144,374	$59.94	137,318	$57.24

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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
18. Share and Unit-Based Plans: (Continued)

In connection with the payment of the Special Dividend of $2.00 per share of common stock on December 8, 2015 (See Note 12—Stockholders' Equity), the compensation committee approved an adjustment to all outstanding SARs. The exercise price and number of outstanding SARs were adjusted such that each SAR had the same fair value to the holder before and after giving effect to the payment of the special dividend. As a result, the 407,823 outstanding SARs with a weighted-average price of $56.49 were adjusted to 417,783 outstanding SARs with a weighted average price of $55.13.
The following table summarizes the activity of SARs awards during the years ended December 31, 2015, 2014 and 2013:

	2015		2014		2013
	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price
Balance at beginning of year	772,639	$56.67	1,070,991	$56.66	1,164,185	$56.66
Granted	—	—	—	—	—	—
Exercised	(364,807)	56.86	(298,352)	56.63	(93,194)	56.63
Special dividend adjustment	9,951	55.13	—	—	—	—
Balance at end of year	417,783	$55.13	772,639	$56.67	1,070,991	$56.66
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
On January 1, 2015, the Company granted 49,451 LTIP Units with a grant date fair value of $83.41 per LTIP Unit that will vest in equal annual installments over a service period ending December 31, 2017. Concurrently, the Company granted 186,450 market-indexed LTIP Units ("2015 LTIP Units") at a grant date fair value of $66.37 per LTIP Unit that vested over a service period ending December 31, 2015. The 2015 LTIP Units were equally divided between two types of awards. The terms of both types of awards were the same, except one award has an additional 3% absolute total stockholder return requirement, which if it is not met, then such LTIP Units will not vest. The grant date fair value of the 2015 LTIP Units assumed a risk free interest rate of 0.25% and an expected volatility of 16.81%. On January 7, 2016, the compensation committee determined that the 2015 LTIP Units had vested at a 130% level, based on the Company's percentile ranking in terms of Total Return per common stock share compared to the Total Return of a group of peer REITs during the period of January 1, 2015 to December 31, 2015. In addition, the compensation committee determined that the applicable 3% absolute Total Return requirement was exceeded. As a result, an additional 55,934 fully-vested LTIP Units were granted on December 31, 2015.
On March 6, 2015, the Company granted 132,607 LTIP Units at a fair value of $86.72 per LTIP Unit that were fully vested on the grant date.
The following table summarizes the activity of the non-vested LTIP Units during the years ended December 31, 2015, 2014 and 2013:

	2015		2014		2013
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	46,695	$58.89	—	$—	200,000	$38.63
Granted	424,442	74.71	725,908	51.71	332,189	66.58
Vested	(414,822)	73.13	(679,213)	51.22	(518,900)	55.81
Forfeited	—	—	—	—	(13,289)	66.58
Balance at end of year	56,315	$73.24	46,695	$58.89	—	$—
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
In connection with the payment of the Special Dividend of $2.00 per share of common stock on December 8, 2015 (See Note 12—Stockholders' Equity), the compensation committee approved an adjustment to all outstanding stock options. The exercise price and number of outstanding stock options were adjusted such that each stock option had the same fair value to the holder before and after giving effect to the payment of the special dividend. As a result, the 10,068 outstanding stock options with a weighted-average price of $59.57 were adjusted to 10,314 outstanding stock options with a weighted average price of $58.15.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
18. Share and Unit-Based Plans: (Continued)

The following table summarizes the activity of stock options for the years ended December 31, 2015, 2014 and 2013:

	2015		2014		2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance at beginning of year	10,068	$59.57	10,068	$59.57	12,768	$54.69
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	(2,700)	36.51
Special dividend adjustment	246	58.15	—	—	—	—
Balance at end of year	10,314	$58.15	10,068	$59.57	10,068	$59.57
Directors' Phantom Stock Plan:
The Directors' Phantom Stock Plan offers non-employee members of the board of directors ("Directors") the opportunity to defer their cash compensation and to receive that compensation in common stock rather than in cash after termination of service or a predetermined period. Compensation generally includes the annual retainers payable by the Company to the Directors. Deferred amounts are generally credited as units of phantom stock at the beginning of each three-year deferral period by dividing the present value of the deferred compensation by the average fair market value of the Company's common stock at the date of award. Compensation expense related to the phantom stock awards was determined by the amortization of the value of the stock units on a straight-line basis over the applicable service period. The stock units (including dividend equivalents) vest as the Directors' services (to which the fees relate) are rendered. Vested phantom stock units are ultimately paid out in common stock on a one-unit for one-share basis. To the extent elected by a Director, stock units receive dividend equivalents in the form of additional stock units based on the dividend amount paid on the common stock. The aggregate number of phantom stock units that may be granted under the Directors' Phantom Stock Plan is 500,000. As of December 31, 2015, there were 199,603 stock units available for grant under the Directors' Phantom Stock Plan.
The following table summarizes the activity of the non-vested phantom stock units for the years ended December 31, 2015, 2014 and 2013:

	2015		2014		2013
	Stock Units	Weighted Average Grant Date Fair Value	Stock Units	Weighted Average Grant Date Fair Value	Stock Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	9,269	$58.35	17,575	$58.66	—	$—
Granted	13,351	78.72	10,747	65.54	34,266	59.04
Vested	(20,162)	72.17	(19,053)	62.69	(16,691)	59.44
Forfeited	(2,458)	55.62	—	—	—	—
Balance at end of year	—	$—	9,269	$58.35	17,575	$58.66

Employee Stock Purchase Plan ("ESPP"):
The ESPP authorizes eligible employees to purchase the Company's common stock through voluntary payroll deductions made during periodic offering periods. Under the ESPP common stock is purchased at a 15% discount from the lesser of the fair value of common stock at the beginning and end of the offering period. A maximum of 750,000 shares of common stock is available for purchase under the ESPP. The number of shares available for future purchase under the plan at December 31, 2015 was 517,285.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
18. Share and Unit-Based Plans: (Continued)

Compensation:
The following summarizes the compensation cost under the share and unit-based plans for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Stock awards	$252	$365	$497
Stock units	6,041	4,689	3,839
LTIP units	26,622	28,598	22,778
Stock options	16	16	16
Phantom stock units	1,444	1,205	992
	$34,375	$34,873	$28,122

The Company capitalized share and unit-based compensation costs of $6,008, $5,410 and $3,915 for the years ended December 31, 2015, 2014 and 2013, respectively.
The fair value of the stock awards and stock units that vested during the years ended December 31, 2015, 2014 and 2013 was $8,794, $4,685 and $3,516, respectively. Unrecognized compensation costs of share and unit-based plans at December 31, 2015 consisted of $4,128 from LTIP Units, $20 from stock awards, $3,488 from stock units and $27 from stock options.
19. Employee Benefit Plans:
401(k) Plan:
The Company has a defined contribution retirement plan that covers its eligible employees (the "Plan"). The Plan is a defined contribution retirement plan covering eligible employees of the Macerich Property Management Company LLC and participating affiliates. The Plan is qualified in accordance with section 401(a) of the Code. Effective January 1, 1995, the Plan was amended to constitute a qualified cash or deferred arrangement under section 401(k) of the Code, whereby employees can elect to defer compensation subject to Internal Revenue Service withholding rules. This Plan was further amended effective as of February 1, 1999 to add The Macerich Company Common Stock Fund as a new investment alternative under the Plan. A total of 150,000 shares of common stock were reserved for issuance under the Plan, which was subsequently increased by an additional 500,000 shares in February 2013. On January 1, 2004, the Plan adopted the "Safe Harbor" provision under Sections 401(k)(12) and 401(m)(11) of the Code. In accordance with adopting these provisions, the Company makes matching contributions equal to 100 percent of the first three percent of compensation deferred by a participant and 50 percent of the next two percent of compensation deferred by a participant. During the years ended December 31, 2015, 2014 and 2013, these matching contributions made by the Company were $3,299, $3,253 and $3,017, respectively. Contributions and matching contributions to the Plan by the plan sponsor and/or participating affiliates are recognized as an expense of the Company in the period that they are made.
Deferred Compensation Plans:
The Company has established deferred compensation plans under which key executives of the Company may elect to defer receiving a portion of their cash compensation otherwise payable in one calendar year until a later year. The Company may, as determined by the Board of Directors in its sole discretion prior to the beginning of the plan year, credit a participant's account with a matching amount equal to a percentage of the participant's deferral. The Company contributed $933, $845 and $843 to the plans during the years ended December 31, 2015, 2014 and 2013, respectively. Contributions are recognized as compensation in the periods they are made.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

20. Income Taxes:
For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, unrecaptured Section 1250 gain and return of capital or a combination thereof. The following table details the components of the distributions, on a per share basis, for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015 (1)		2014		2013
Ordinary income	$1.20	24.8%	$1.92	76.5%	$1.02	43.3%
Capital gains	3.64	75.2%	0.16	6.4%	1.24	52.5%
Unrecaptured Section 1250 gain	—	—%	0.05	2.0%	0.10	4.2%
Return of capital	—	—%	0.38	15.1%	—	—%
Dividends paid	$4.84	100.0%	$2.51	100.0%	$2.36	100.0%

_______________________________________________________________________________

(1)
During the year ended December 31, 2015, the Company paid cash dividends of $4.63 per common share. In addition, the Company declared a $2.00 special cash dividend to shareholders of record as of November 12, 2015 which was paid on January 6, 2016 (See Note 12—Stockholders' Equity). Pursuant to relevant U.S. tax rules, $0.21 per common share of this dividend is treated as having been paid by the Company on December 31, 2015, and received by each shareholder of record as of November 12, 2015 on December 31, 2015.

The Company has made Taxable REIT Subsidiary elections for all of its corporate subsidiaries other than its Qualified REIT Subsidiaries. The elections, effective for the year beginning January 1, 2001 and future years, were made pursuant to Section 856(l) of the Code.
The income tax benefit of the TRSs for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Current	$—	$—	$(142)
Deferred	3,223	4,269	1,834
Income tax benefit	$3,223	$4,269	$1,692

Income tax benefit of the TRSs for the years ended December 31, 2015, 2014 and 2013 are reconciled to the amount computed by applying the Federal Corporate tax rate as follows:

	2015	2014	2013
Book loss for TRSs	$10,681	$10,785	$11,709
Tax at statutory rate on earnings from continuing operations before income taxes	$3,632	$3,667	$3,981
Other	(409)	602	(2,289)
Income tax benefit	$3,223	$4,269	$1,692

The net operating loss carryforwards are currently scheduled to expire through 2035, beginning in 2024. Net deferred tax assets of $38,847 and $35,625 were included in deferred charges and other assets, net at December 31, 2015 and 2014, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
20. Income Taxes: (Continued)

The tax effects of temporary differences and carryforwards of the TRSs included in the net deferred tax assets at December 31, 2015 and 2014 are summarized as follows:

	2015	2014
Net operating loss carryforwards	$25,340	$24,698
Property, primarily differences in depreciation and amortization, the tax basis of land assets and treatment of certain other costs	10,600	8,201
Other	2,907	2,726
Net deferred tax assets	$38,847	$35,625
For the years ended December 31, 2015, 2014 and 2013 there were no unrecognized tax benefits.
The tax years 2011 through 2015 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next 12 months.
21. Quarterly Financial Data (Unaudited):
The following is a summary of quarterly results of operations for the years ended December 31, 2015 and 2014:

	2015 Quarter Ended				2014 Quarter Ended
	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
Revenues	$320,758	$326,262	$322,794	$318,335	$322,909	$263,491	$254,336	$264,511
Net income attributable to the Company(1)	$414,959	$33,597	$14,395	$24,611	$1,429,221	$35,914	$16,088	$17,819
Net income attributable to common stockholders per share-basic	$2.65	$0.21	$0.09	$0.15	$9.52	$0.25	$0.11	$0.13
Net income attributable to common stockholders per share-diluted	$2.65	$0.21	$0.09	$0.15	$9.51	$0.25	$0.11	$0.13
_____________________

(1)
Net income attributable to the Company for the quarter ended December 31, 2015 includes the gain on sale of assets of $311,194 from the sale of the PPR Portfolio transaction (See Note 4—Investments in Unconsolidated Joint Ventures) and $73,726 from the sale of Panorama Mall (See Note 14—Dispositions). Net income attributable to the Company for the quarter ended December 31, 2014 includes the gain on remeasurement of assets of $1,423,136 from the acquisition of the PPR Queens Portfolio (See Note 13—Acquisitions).

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

22. Subsequent Events:
On January 4, 2016, the Company announced that it had reached an agreement with Taubman Centers, Inc. to form a 50/50 joint venture, to acquire Country Club Plaza, a 1,300,000 square foot regional shopping center in Kansas City, Missouri for a total purchase price of $660,000. The Company anticipates that it will fund its pro rata share of $330,000 with borrowings under its line of credit. The Company expects the purchase of Country Club Plaza, which is subject to usual and customary closing conditions, will be completed in the first quarter of 2016.
On January 6, 2016, the Company replaced the existing loan on Arrowhead Towne Center with a new $400,000 loan that bears interest at 4.05% and matures on February 1, 2028. Concurrent with the refinancing, the Company sold a 40% ownership interest in Arrowhead Towne Center for $284,000. The sales price was funded by a cash payment of $124,000 and the assumption of a pro rata share of the mortgage note payable on the property of $160,000. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes, which included funding the Special Dividend (See Note 12—Stockholders' Equity).
On January 14, 2016, the Company placed a $150,000 loan on Twenty Ninth Street that bears interest at an effective rate of 4.10% and matures on February 6, 2026. The Company used the cash proceeds from the sales to pay down its line of credit and for general corporate purposes.
On January 14, 2016, the Company formed a joint venture, whereby the Company sold a 49% ownership interest in Deptford Mall, a 1,040,000 square foot regional shopping center in Deptford, New Jersey; FlatIron Crossing, a 1,430,000 square foot regional shopping center in Broomfield, Colorado; and Twenty Ninth Street, an 850,000 square foot regional shopping center in Boulder, Colorado (the "MAC Heitman Portfolio"), for $750,980. The sales price was funded by a cash payment of $458,110 and the assumption of a pro rata share of the mortgage note payable on the properties of $292,870. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.
On January 20, 2016, the Company completed its ASR program and took delivery of an additional 970,609 shares. Upon the Completion of the ASR, the Company had repurchased a total of 5,111,397 shares with an average price of $78.26 (See Note 12—Stockholders' Equity).
On January 29, 2016, the Company announced a dividend/distribution of $0.68 per share for common stockholders and OP Unit holders of record on February 19, 2016. All dividends/distributions will be paid 100% in cash on March 4, 2016.
On February 17, 2016, the Company entered into an ASR to repurchase $400,000 of the Company's common stock. In accordance with the ASR, the Company made a prepayment of $400,000 and received an initial share delivery of 4,222,193 shares. The Company expects to complete the ASR on or before April 22, 2016. The ASR was funded from borrowings under the Company's line of credit, which had been recently paid down from the proceeds from the recently completed financings and sale of ownership interests (See Note 4—Investments in Unconsolidated Joint Ventures).

THE MACERICH COMPANY
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2015
(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
Shopping Centers/Entities	Land	Building and Improvements	Equipment and Furnishings	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Equipment and Furnishings	Construction in Progress	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation
Arrowhead Towne Center	$36,687	$386,662	$—	$21,261	$35,556	$390,182	$2,502	$16,370	$444,610	$32,730	$411,880
Black Canyon	20,600	—	—	9,766	30,349	—	—	17	30,366	—	30,366
Capitola Mall	20,395	59,221	—	13,088	20,392	70,799	1,220	293	92,704	32,842	59,862
Cascade Mall	19,253	9,671	—	(459)	18,699	9,664	102	—	28,465	769	27,696
Chandler Fashion Center	24,188	223,143	—	15,959	24,188	233,857	5,245	—	263,290	90,346	172,944
Danbury Fair Mall	130,367	316,951	—	99,864	142,751	398,254	6,104	73	547,182	117,300	429,882
Deptford Mall	48,370	194,250	—	51,415	61,029	230,414	2,584	8	294,035	60,013	234,022
Desert Sky Mall	9,447	37,245	12	3,225	9,082	39,794	1,053	—	49,929	6,903	43,026
Eastland Mall	22,050	151,605	—	6,736	22,066	157,079	874	372	180,391	18,575	161,816
Estrella Falls	10,550	—	—	65,457	9,405	—	—	66,602	76,007	—	76,007
Fashion Outlets of Chicago	—	—	—	253,469	40,575	209,834	2,308	752	253,469	24,121	229,348
Fashion Outlets of Niagara Falls USA	18,581	210,139	—	106,381	22,963	308,795	2,059	1,284	335,101	37,666	297,435
Flagstaff Mall	5,480	31,773	—	13,249	4,882	44,982	638	—	50,502	18,283	32,219
The Marketplace at Flagstaff	—	—	—	52,832	—	52,830	2	—	52,832	18,633	34,199
FlatIron Crossing	109,851	333,540	—	20,011	109,851	352,112	1,247	192	463,402	37,775	425,627
Freehold Raceway Mall	164,986	362,841	—	99,499	168,098	454,810	4,418	—	627,326	148,648	478,678
Fresno Fashion Fair	17,966	72,194	—	48,523	17,966	118,833	1,723	161	138,683	55,365	83,318
Green Acres Mall	156,640	321,034	—	93,099	156,640	355,992	5,953	52,188	570,773	38,272	532,501
Inland Center	8,321	83,550	—	2,838	8,280	84,416	16	1,997	94,709	3,520	91,189
Kings Plaza Shopping Center	209,041	485,548	20,000	58,633	206,969	532,089	23,415	10,749	773,222	53,286	719,936
La Cumbre Plaza	18,122	21,492	—	24,614	17,280	46,364	359	225	64,228	21,629	42,599
Macerich Management Co.	—	8,685	26,562	36,743	1,577	8,035	58,294	4,084	71,990	46,489	25,501
MACWH, LP	—	25,771	—	16,987	11,557	27,455	—	3,746	42,758	7,700	35,058
Northgate Mall	8,400	34,865	841	103,504	13,414	130,984	3,127	85	147,610	66,699	80,911
NorthPark Mall	7,746	74,661	—	8,912	7,885	82,961	458	15	91,319	10,983	80,336
Oaks, The	32,300	117,156	—	247,064	55,527	334,677	2,654	3,662	396,520	113,632	282,888
Pacific View	8,697	8,696	—	129,050	7,854	136,075	2,476	38	146,443	59,044	87,399
Paradise Valley Mall	24,565	125,996	—	42,604	35,921	154,278	2,317	649	193,165	63,169	129,996
Paradise Village Ground Leases	8,880	2,489	—	(6,876)	3,870	623	—	—	4,493	317	4,176
Paradise Village Office Park II	1,150	1,790	—	3,453	2,300	3,584	509	—	6,393	2,293	4,100
Promenade at Casa Grande	15,089	—	—	84,112	8,586	90,541	74	—	99,201	35,048	64,153
See accompanying report of independent registered public accounting firm.

THE MACERICH COMPANY
Schedule III—Real Estate and Accumulated Depreciation (Continued)
December 31, 2015
(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
Shopping Centers/Entities	Land	Building and Improvements	Equipment and Furnishings	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Equipment and Furnishings	Construction in Progress	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation
Queens Center	$251,474	$1,039,922	$—	$6,106	$256,786	$1,038,998	$1,434	$284	$1,297,502	$31,204	$1,266,298
Santa Monica Place	26,400	105,600	—	323,012	48,374	396,190	8,058	2,390	455,012	80,324	374,688
SanTan Adjacent Land	29,414	—	—	6,893	30,506	—	—	5,801	36,307	—	36,307
SanTan Village Regional Center	7,827	—	—	195,686	6,344	195,833	1,336	—	203,513	76,088	127,425
SouthPark Mall	7,035	38,215	—	23,120	7,479	60,516	361	14	68,370	6,288	62,082
Southridge Center	6,764	—	—	19,451	6,514	19,585	98	18	26,215	2,662	23,553
Stonewood Center	4,948	302,527	—	1,595	4,935	303,697	45	393	309,070	10,530	298,540
Superstition Springs Center	10,928	112,718	—	5,333	10,928	117,891	160	—	128,979	7,522	121,457
Superstition Springs Power Center	1,618	4,420	—	203	1,618	4,540	83	—	6,241	1,595	4,646
Tangerine (Marana), The Shops at	36,158	—	—	(9,232)	16,922	—	—	10,004	26,926	—	26,926
The Macerich Partnership, L.P.	—	2,534	—	8,449	—	—	10,823	160	10,983	1,694	9,289
Towne Mall	6,652	31,184	—	4,062	6,877	34,530	491	—	41,898	12,761	29,137
Tucson La Encantada	12,800	19,699	—	55,276	12,800	74,435	530	10	87,775	37,790	49,985
Twenty Ninth Street	—	37,843	64	213,175	23,599	225,584	1,603	296	251,082	94,861	156,221
Valley Mall	16,045	26,098	—	9,719	15,616	35,869	326	51	51,862	4,566	47,296
Valley River Center	24,854	147,715	—	21,074	24,854	166,894	1,895	—	193,643	49,543	144,100
Victor Valley, Mall of	15,700	75,230	—	51,313	20,080	120,135	2,028	—	142,243	39,177	103,066
Vintage Faire Mall	14,902	60,532	—	56,441	17,647	112,898	1,316	14	131,875	61,773	70,102
Westside Pavilion	34,100	136,819	—	71,277	34,100	201,207	5,787	1,102	242,196	94,956	147,240
Wilton Mall	19,743	67,855	—	24,154	19,810	90,735	1,126	81	111,752	27,603	84,149
500 North Michigan Avenue	12,851	55,358	—	7,600	10,994	50,907	168	13,740	75,809	7,315	68,494
Mervyn's (former locations)	10,094	68,660	—	7,031	10,094	75,249	442	—	85,785	20,832	64,953
Other land and development properties	49,913	—	—	23,587	32,328	4,241	—	36,931	73,500	1,610	71,890
	$1,757,942	$6,033,897	$47,479	$2,850,338	$1,894,717	$8,390,247	$169,841	$234,851	$10,689,656	$1,892,744	$8,796,912
See accompanying report of independent registered public accounting firm.

THE MACERICH COMPANY
Schedule III—Real Estate and Accumulated Depreciation (Continued)
December 31, 2015
(Dollars in thousands)

Depreciation of the Company's investment in buildings and improvements reflected in the consolidated statements of operations are calculated over the estimated useful lives of the asset as follows:

Buildings and improvements	5 - 40 years
Tenant improvements	5 - 7 years
Equipment and furnishings	5 - 7 years

The changes in total real estate assets for the three years ended December 31, 2015 are as follows:

	2015	2014	2013
Balances, beginning of year	$12,777,882	$9,181,338	$9,012,706
Additions	392,575	4,042,409	943,159
Dispositions and retirements	(2,480,801)	(445,865)	(774,527)
Balances, end of year	$10,689,656	$12,777,882	$9,181,338

   The aggregate gross cost of the property included in the table above for federal income tax purposes was $7,440,059 (unaudited) at December 31, 2015.

The changes in accumulated depreciation for the three years ended December 31, 2015 are as follows:

	2015	2014	2013
Balances, beginning of year	$1,709,992	$1,559,572	$1,533,160
Additions	354,977	289,178	284,500
Dispositions and retirements	(172,225)	(138,758)	(258,088)
Balances, end of year	$1,892,744	$1,709,992	$1,559,572

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2016.

THE MACERICH COMPANY
/s/ ARTHUR M. COPPOLA
By
Arthur M. Coppola
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ ARTHUR M. COPPOLA	Chairman and Chief Executive Officer and Director	February 23, 2016
Arthur M. Coppola	(Principal Executive Officer)
/s/ EDWARD C. COPPOLA	President and Director	February 23, 2016
Edward C. Coppola
/s/ JOHN H. ALSCHULER	Director	February 23, 2016
John H. Alschuler
/s/ STEVEN R. HASH	Director	February 23, 2016
Steven R. Hash
/s/ FREDERICK S. HUBBELL	Director	February 23, 2016
Frederick S. Hubbell
/s/ DIANA M. LAING	Director	February 23, 2016
Diana M. Laing
/s/ MASON G. ROSS	Director	February 23, 2016
Mason G. Ross
/s/ STEVEN L. SOBOROFF	Director	February 23, 2016
Steven L. Soboroff
/s/ ANDREA M. STEPHEN	Director	February 23, 2016
Andrea M. Stephen
/s/ JOHN M. SULLIVAN	Director	February 23, 2016
John M. Sullivan
/s/ THOMAS E. O'HERN	Senior Executive Vice President, Treasurer and Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)	February 23, 2016
Thomas E. O'Hern

EXHIBIT INDEX

Exhibit Number	Description
2.1
Master Agreement, dated November 14, 2014, by and among Pacific Premier Retail LLC, MACPT LLC, Macerich PPR GP LLC, Queens JV LP, Macerich Queens JV LP, Queens JV GP LLC, 1700480 Ontario Inc. and the Company (incorporated by reference as an exhibit to the Company’s Current Report on Form 8-K, event date November 14, 2014).

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

3.1.9
Articles Supplementary (election to be subject to Section 3-803 of the Maryland General Corporation Law) (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date March 17, 2015).

3.1.10	Articles Supplementary (designation of Series E Preferred Stock) (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date March 18, 2015).

3.1.11	Articles Supplementary (reclassification of Series E Preferred Stock to preferred stock) (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date May 7, 2015).

3.1.12
Articles Supplementary (repeal of election to be subject to Section 3-803 of the Maryland General Corporation Law (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date May 28, 2015).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date January 29, 2014).

Exhibit Number	Description
4.1	Form of Common Stock Certificate (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, as amended, event date November 10, 1998).

4.2	Form of Preferred Stock Certificate (Series D Preferred Stock) (incorporated by reference as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-107063)).

10.1	Amended and Restated Limited Partnership Agreement for the Operating Partnership dated as of March 16, 1994 (incorporated by reference as an exhibit to the Company's 1996 Form 10-K).

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

Exhibit Number		Description
10.2		[Intentionally omitted]

10.3		[Intentionally omitted]

10.4		[Intentionally omitted]

10.5	*	Amended and Restated Deferred Compensation Plan for Executives (2003) (incorporated by reference as an exhibit to the Company's 2003 Form 10-K).

10.5.1	*	Amendment Number 1 to Amended and Restated Deferred Compensation Plan for Executives (October 30, 2008) (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.5.2	*
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

10.8	*	Amended and Restated 2013 Deferred Compensation Plan for Executives effective (January 1, 2016).

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

10.24	Tax Matters Agreement (Wilmorite) (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date April 25, 2005).

10.25	[Intentionally omitted]

Exhibit Number		Description
10.26		[Intentionally omitted]

10.27	*	2003 Equity Incentive Plan, as amended and restated as of May 30, 2014 (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date May 30, 2014).

10.27.1	*	Amended and Restated Cash Bonus/Restricted Stock/Stock Unit and LTIP Unit Award Program under the 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2010 Form 10-K).

10.27.2	*	Form of Restricted Stock Award Agreement under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.27.3	*	Form of Stock Unit Award Agreement under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2014 Form 10-K).

10.27.4	*	Form of Employee Stock Option Agreement under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.27.5	*	Form of Non-Qualified Stock Option Grant under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.27.6	*	Form of Restricted Stock Award Agreement for Non-Management Directors (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.27.7	*	Form of Stock Unit Award Agreement under 2003 Equity Incentive Plan for Non-Employee Directors.

10.27.8	*	Form of Stock Appreciation Right under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.27.9	*
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

10.27.12	*	Form of LTIP Unit Award Agreement under 2003 Equity Incentive Plan (performance-based/outperformance) (incorporated by reference as an exhibit to the Company's 2014 Form 10-K).

10.28	*
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

10.29	*
Management Continuity Agreement between the Company and Thomas J. Leanse, effective January 1, 2013 (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

Exhibit Number	Description
10.30
2005 Amended and Restated Agreement of Limited Partnership of MACWH, LP dated as of April 25, 2005 (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date April 25, 2005).

10.31
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