Form 10-Q
period 2016-03-31
MACERICH CO
filed 2016-05-06
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
YES ☐       NO ☒
Number of shares outstanding as of May 5, 2016 of the registrant's common stock, par value $0.01 per share: 148,492,665 shares

THE MACERICH COMPANY
FORM 10-Q

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS:
Property, net	$7,526,652	$8,796,912
Cash and cash equivalents	106,505	86,510
Restricted cash	42,233	41,389
Tenant and other receivables, net	113,188	130,002
Deferred charges and other assets, net	505,164	564,291
Due from affiliates	73,087	83,928
Investments in unconsolidated joint ventures	1,844,516	1,532,552
Total assets	$10,211,345	$11,235,584
LIABILITIES AND EQUITY:
Mortgage notes payable:
Related parties	$179,935	$181,069
Others	3,732,114	4,427,518
Total	3,912,049	4,608,587
Bank and other notes payable	746,919	652,163
Accounts payable and accrued expenses	64,549	74,398
Accrued dividend	—	337,703
Other accrued liabilities	375,023	403,281
Distributions in excess of investments in unconsolidated joint ventures	20,995	24,457
Co-venture obligation	61,940	63,756
Total liabilities	5,181,475	6,164,345
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 149,455,915 and 154,404,986 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1,495	1,544
Additional paid-in capital	4,841,291	4,926,630
Accumulated deficit	(175,775)	(212,760)
Total stockholders' equity	4,667,011	4,715,414
Noncontrolling interests	362,859	355,825
Total equity	5,029,870	5,071,239
Total liabilities and equity	$10,211,345	$11,235,584
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Revenues:
Minimum rents	$151,048	$190,761
Percentage rents	3,014	3,248
Tenant recoveries	80,173	105,698
Other	13,148	13,003
Management Companies	8,617	5,625
Total revenues	256,000	318,335
Expenses:
Shopping center and operating expenses	79,324	101,664
Management Companies' operating expenses	27,900	26,468
REIT general and administrative expenses	8,629	8,422
Costs related to unsolicited takeover offer	—	13,572
Depreciation and amortization	86,931	120,618
	202,784	270,744
Interest expense:
Related parties	2,272	2,729
Other	37,504	50,557
	39,776	53,286
Loss (gain) on early extinguishment of debt, net	3,575	(2,245)
Total expenses	246,135	321,785
Equity in income of unconsolidated joint ventures	11,660	8,274
Co-venture expense	(3,289)	(2,130)
Income tax (expense) benefit	(1,317)	935
Gain on sale or write down of assets, net	434,456	935
Gain on remeasurement of assets	—	22,103
Net income	451,375	26,667
Less net income attributable to noncontrolling interests	30,460	2,056
Net income attributable to the Company	$420,915	$24,611
Earnings per common share—net income attributable to common stockholders:
Basic	$2.77	$0.15
Diluted	$2.76	$0.15
Weighted average number of common shares outstanding:
Basic	151,984,000	158,336,000
Diluted	152,103,000	158,544,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENT OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Stockholders' Equity
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2016	154,404,986	$1,544	$4,926,630	$(212,760)	$4,715,414	$355,825	$5,071,239
Net income	—	—	—	420,915	420,915	30,460	451,375
Amortization of share and unit-based plans	86,204	1	21,398	—	21,399	—	21,399
Stock repurchases	(5,192,802)	(52)	(120,411)	(279,555)	(400,018)	—	(400,018)
Distributions declared ($0.68) per share	—	—	—	(104,375)	(104,375)	—	(104,375)
Distributions to noncontrolling interests	—	—	—	—	—	(9,720)	(9,720)
Conversion of noncontrolling interests to common shares	157,527	2	3,106	—	3,108	(3,108)	—
Redemption of noncontrolling interests	—	—	(23)	—	(23)	(7)	(30)
Adjustment of noncontrolling interests in Operating Partnership	—	—	10,591	—	10,591	(10,591)	—
Balance at March 31, 2016	149,455,915	$1,495	$4,841,291	$(175,775)	$4,667,011	$362,859	$5,029,870
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$451,375	$26,667
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on early extinguishment of debt, net	(8,453)	(2,245)
Gain on sale or write down of assets, net	(434,456)	(935)
Gain on remeasurement of assets	—	(22,103)
Depreciation and amortization	88,176	122,418
Amortization of net premium on mortgage notes payable	(1,050)	(6,903)
Amortization of share and unit-based plans	16,440	14,468
Straight-line rent adjustment	(910)	(386)
Amortization of above and below-market leases	(1,643)	(4,666)
Provision for doubtful accounts	919	1,330
Income tax expense (benefit)	1,317	(935)
Equity in income of unconsolidated joint ventures	(11,660)	(8,274)
Distributions of income from unconsolidated joint ventures	2,035	—
Co-venture expense	3,289	2,130
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables	4,686	17,836
Other assets	(9,743)	4,310
Due from affiliates	11,123	650
Accounts payable and accrued expenses	(6,166)	18,318
Other accrued liabilities	2,562	450
Net cash provided by operating activities	107,841	162,130
Cash flows from investing activities:
Acquisitions of property	—	(26,250)
Development, redevelopment, expansion and renovation of properties	(60,895)	(90,157)
Property improvements	(5,311)	(3,855)
Proceeds from notes receivable	932	452
Deferred leasing costs	(7,359)	(9,768)
Distributions from unconsolidated joint ventures	181,900	13,096
Contributions to unconsolidated joint ventures	(350,668)	(33,284)
Proceeds from sale of assets	600,665	1,440
Restricted cash	(849)	(1,694)
Net cash provided by (used in) investing activities	358,415	(150,020)

THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands) (Unaudited)
	For the Three Months Ended March 31,
	2016	2015
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	2,126,138	815,671
Payments on mortgages, bank and other notes payable	(1,713,094)	(674,569)
Deferred financing costs	(1,927)	(3,476)
Payment of stock issuance costs	—	(304)
Stock repurchases	(400,018)	—
Redemption of noncontrolling interests	(30)	—
Dividends and distributions	(452,225)	(111,462)
Distributions to co-venture partner	(5,105)	(4,716)
Net cash (used in) provided by financing activities	(446,261)	21,144
Net increase in cash and cash equivalents	19,995	33,254
Cash and cash equivalents, beginning of period	86,510	84,907
Cash and cash equivalents, end of period	$106,505	$118,161
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$32,073	$60,102
Non-cash investing and financing transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$22,887	$31,823
Mortgage notes payable assumed in exchange for investments in unconsolidated joint ventures	$997,695	$—
Assumption of mortgage note payable from unconsolidated joint venture	$—	$50,000
Acquisition of property in exchange for investment in unconsolidated joint venture	$—	$76,250
Conversion of Operating Partnership Units to common stock	$3,108	$1,553
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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of March 31, 2016, the Company was the sole general partner of and held a 93% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
On January 1, 2016, the Company adopted Accounting Standards Update (“ASU”) 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which made certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity ("VIE") characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. The Company evaluated the new standard and determined that no change was required to its accounting for variable interest entities. However, under the guidance of the new standard, all of the Company's consolidated joint ventures, including the Operating Partnership, now meet the definition and criteria as VIEs and the Company is the primary beneficiary of each VIE.
The Company's sole significant asset is its investment in the Operating Partnership and as a result, substantially all of the Company's assets and liabilities represent the assets and liabilities of the Operating Partnership. In addition the Operating Partnership has investments in a number of VIEs.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
2. Summary of Significant Accounting Policies: (Continued)

The VIEs included the following assets and liabilities:

	March 31, 2016	December 31, 2015
Assets:
Properties, net	$360,666	$362,129
Other assets	76,202	74,075
Total assets	$436,868	$436,204
Liabilities:
Mortgage notes payable	$138,130	$139,767
Other liabilities	81,932	79,984
Total liabilities	$220,062	$219,751
All intercompany accounts and transactions have been eliminated in the consolidated financial statements.
The unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for the interim periods have been made. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying consolidated balance sheet as of December 31, 2015 has been derived from the audited financial statements but does not include all disclosures required by GAAP.
Recent Accounting Pronouncements:
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue From Contracts With Customers,” which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year. Accordingly, ASU 2014-09 is effective for the Company beginning January 1, 2018, with early adoption permitted beginning January 1, 2017. The Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements.
 In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. The Company's adoption of ASU 2015-03 on January 1, 2016 resulted in an adjustment of its consolidated balance sheet at December 31, 2015 to reflect the new presentation required by the standard.
In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments," which requires adjustments to provisional amounts used in business combinations during the measurement period to be recognized in the reporting period in which the adjustment amounts are determined. It also requires the disclosure of the impact on changes in estimates on earnings, depreciation, amortization and other income effects. The Company's adoption of this standard on January 1, 2016 did not have an impact on its consolidated financial statements.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
2. Summary of Significant Accounting Policies: (Continued)

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires lessees to record operating and financing leases as assets and liabilities on the balance sheet and lessors to expense costs that are not initial direct leasing costs. ASU 2016-02 is effective for the Company beginning January 1, 2019. The Company is evaluating the impact of the adoption of this standard on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718)," which amends the accounting for share-based payments, including the income tax consequences, classification of awards and classification on the statement of cash flows. ASU 2016-09 is effective for the Company beginning January 1, 2017. The Company is evaluating the impact of the adoption of this standard on its consolidated financial statements.

3.	Earnings per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of earnings per share for the three months ended March 31, 2016 and 2015 (shares in thousands):

	For the Three Months Ended March 31,
	2016	2015
Numerator
Net income	$451,375	$26,667
Net income attributable to noncontrolling interests	(30,460)	(2,056)
Net income attributable to the Company	420,915	24,611
Allocation of earnings to participating securities	(420)	(148)
Numerator for basic and diluted earnings per share—net income attributable to common stockholders	$420,495	$24,463
Denominator
Denominator for basic earnings per share—weighted average number of common shares outstanding	151,984	158,336
Effect of dilutive securities:(1)
Share and unit-based compensation plans	119	208
Denominator for diluted earnings per share—weighted average number of common shares outstanding	152,103	158,544
Earnings per common share—net income attributable to common stockholders:
Basic	$2.77	$0.15
Diluted	$2.76	$0.15

(1)	Diluted EPS excludes 138,759 and 140,490 convertible preferred units for the three months ended March 31, 2016 and 2015, respectively, as their impact was antidilutive.
Diluted EPS excludes 10,820,343 and 10,516,523 Operating Partnership units ("OP Units") for the three months ended March 31, 2016 and 2015, respectively, as their impact was antidilutive.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

4.	Investments in Unconsolidated Joint Ventures:
The Company has made the following recent investments and dispositions in its unconsolidated joint ventures:
On February 17, 2015, the Company acquired the remaining 50% ownership interest in Inland Center, an 867,000 square foot regional shopping center in San Bernardino, California, that it did not previously own for $51,250. The purchase price was funded by a cash payment of $26,250 and the assumption of the third party's share of the mortgage note payable on the property of $25,000. Concurrent with the purchase of the joint venture interest, the Company paid off the $50,000 mortgage note payable on the property. The cash payment was funded by borrowings under the Company's line of credit. Prior to the acquisition, the Company had accounted for its investment in Inland Center under the equity method of accounting. Since the date of acquisition, the Company has included Inland Center in its consolidated financial statements (See Note 13—Acquisitions).
On April 30, 2015, the Company entered into a 50/50 joint venture with Sears to own nine freestanding stores located at Arrowhead Towne Center, Chandler Fashion Center, Danbury Fair Mall, Deptford Mall, Freehold Raceway Mall, Los Cerritos Center, South Plains Mall, Vintage Faire Mall and Washington Square. The Company invested $150,000 for a 50% ownerhsip interest in the joint venture, which was funded by borrowings under the Company's line of credit.
On October 30, 2015, the Company sold a 40% ownership interest in Pacific Premier Retail LLC (the "PPR Portfolio"), which owns Lakewood Center, a 2,075,000 square foot regional shopping center in Lakewood, California; Los Cerritos Center, a 1,296,000 square foot regional shopping center in Cerritos, California; South Plains Mall, a 1,127,000 square foot regional shopping center in Lubbock, Texas; and Washington Square, a 1,442,000 square foot regional shopping center in Portland, Oregon, for a total sales price of $1,258,643, resulting in a gain on the sale of assets of $311,194. The sales price was funded by a cash payment of $545,643 and the assumption of a pro rata share of the mortgage notes payable on the properties of $713,000. The Company used the cash proceeds from the sales to pay down its line of credit and for general corporate purposes, which included funding the ASR and Special Dividend (See Note 12—Stockholders' Equity).
On January 6, 2016, the Company sold a 40% ownership interest in Arrowhead Towne Center, a 1,197,000 square foot regional shopping center in Glendale, Arizona, for $289,496, resulting in a gain on the sale of assets of $104,293. The sales price was funded by a cash payment of $129,496 and the assumption of a pro rata share of the mortgage note payable on the property of $160,000. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes, which included funding the Special Dividend (See Note 12—Stockholders' Equity).
On January 14, 2016, the Company formed a joint venture, whereby the Company sold a 49% ownership interest in Deptford Mall, a 1,040,000 square foot regional shopping center in Deptford, New Jersey; FlatIron Crossing, a 1,432,000 square foot regional shopping center in Broomfield, Colorado; and Twenty Ninth Street, an 852,000 square foot regional shopping center in Boulder, Colorado (the "MAC Heitman Portfolio"), for $771,478, resulting in a gain on the sale of assets of $340,741. The sales price was funded by a cash payment of $478,608 and the assumption of a pro rata share of the mortgage note payable on the properties of $292,870. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.
On March 1, 2016, the Company, through a 50/50 joint venture, acquired Country Club Plaza, a 1,300,000 square foot regional shopping center in Kansas City, Missouri for a total purchase price of $660,000. The Company funded its pro rata share of the purchase price of $330,000 with borrowings under its line of credit. On March 28, 2016, the joint venture placed a $320,000 loan on the property that bears interest at an effective rate of 3.88% and matures on April 1, 2026. The Company used its pro rata share of the proceeds to pay down its line of credit.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	March 31, 2016	December 31, 2015
Assets(1):
Properties, net	$9,246,945	$6,334,442
Other assets	621,668	507,718
Total assets	$9,868,613	$6,842,160
Liabilities and partners' capital(1):
Mortgage and other notes payable(2)	$4,926,654	$3,607,588
Other liabilities	442,846	355,634
Company's capital	2,435,483	1,585,796
Outside partners' capital	2,063,630	1,293,142
Total liabilities and partners' capital	$9,868,613	$6,842,160
Investments in unconsolidated joint ventures:
Company's capital	$2,435,483	$1,585,796
Basis adjustment(3)	(611,962)	(77,701)
	$1,823,521	$1,508,095

Assets—Investments in unconsolidated joint ventures	$1,844,516	$1,532,552
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(20,995)	(24,457)
	$1,823,521	$1,508,095

(1)
These amounts include the assets of $3,258,293 and $3,283,702 of Pacific Premier Retail LLC as of March 31, 2016 and December 31, 2015, respectively, and liabilities of $1,919,760 and $1,938,241 of Pacific Premier Retail LLC as of March 31, 2016 and December 31, 2015, respectively.

(2)
Certain mortgage notes payable could become recourse debt to the Company should the joint venture be unable to discharge the obligations of the related debt. As of March 31, 2016 and December 31, 2015, a total of $5,000 could become recourse debt to the Company. As of March 31, 2016 and December 31, 2015, the Company had an indemnity agreement from a joint venture partner for $2,500 of the guaranteed amount.

Included in mortgage and other notes payable are amounts due to an affiliate of Northwestern Mutual Life ("NML") of $458,843 and $460,872 as of March 31, 2016 and December 31, 2015, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates—Broadway Plaza. Interest expense on these borrowings was $6,366 and $8,508 for the three months ended March 31, 2016 and 2015, respectively.

(3)
The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $4,457 and $420 for the three months ended March 31, 2016 and 2015, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	Pacific Premier Retail LLC (1)	Other Joint Ventures	Total
Three Months Ended March 31, 2016
Revenues:
Minimum rents	$30,583	$106,373	$136,956
Percentage rents	759	1,753	2,512
Tenant recoveries	11,976	43,443	55,419
Other	2,838	10,352	13,190
Total revenues	46,156	161,921	208,077
Expenses:
Shopping center and operating expenses	9,786	53,298	63,084
Interest expense	15,214	27,738	42,952
Depreciation and amortization	28,084	56,533	84,617
Total operating expenses	53,084	137,569	190,653
Loss on sale or write down of assets, net	—	(5)	(5)
Net (loss) income	$(6,928)	$24,347	$17,419
Company's equity in net (loss) income	$(1,244)	$12,904	$11,660
Three Months Ended March 31, 2015
Revenues:
Minimum rents	$—	$67,522	$67,522
Percentage rents	—	1,623	1,623
Tenant recoveries	—	32,363	32,363
Other	—	7,590	7,590
Total revenues	—	109,098	109,098
Expenses:
Shopping center and operating expenses	—	42,178	42,178
Interest expense	—	20,383	20,383
Depreciation and amortization	—	29,670	29,670
Total operating expenses	—	92,231	92,231
Net income	$—	$16,867	$16,867
Company's equity in net income	$—	$8,274	$8,274
_______________________________________________________________________________

(1)
These amounts exclude the results of operations from January 1, 2015 to March 31, 2015, as Pacific Premier Retail LLC was wholly-owned during that period. On October 30, 2015, as a result of the PPR Portfolio transaction discussed above, Pacific Premier Retail LLC was converted from wholly-owned to an unconsolidated joint venture.

Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

5.	Property, net:
Property, net consists of the following:

	March 31, 2016	December 31, 2015
Land	$1,658,466	$1,894,717
Buildings and improvements	6,595,692	7,752,892
Tenant improvements	573,863	637,355
Equipment and furnishings	161,891	169,841
Construction in progress	264,431	234,851
	9,254,343	10,689,656
Less accumulated depreciation	(1,727,691)	(1,892,744)
	$7,526,652	$8,796,912
Depreciation expense was $69,903 and $90,197 for the three months ended March 31, 2016 and 2015, respectively.
The gain on sale or write down of assets, net for the three months ended March 31, 2016 includes a gain of $104,293 on the sale of a 40% ownership interest in Arrowhead Towne Center (See Note 4—Investments in Unconsolidated Joint Ventures), $340,741 on the sale of a 49% ownership interest in the MAC Heitman Portfolio (See Note 4—Investments in Unconsolidated Joint Ventures) and a gain of $2,412 on the sale of land offset in part by a $12,294 adjustment to contingent consideration (See Note 13—Acquisitions) and $696 on the write-off of development costs.
The gain on sale or write down of assets, net for the three months ended March 31, 2015 includes a gain of $1,056 on the sale of land offset in part by a loss of $121 on the sale of assets.

6.	Tenant and Other Receivables, net:
Included in tenant and other receivables, net is an allowance for doubtful accounts of $2,684 and $3,072 at March 31, 2016 and December 31, 2015, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $1,157 and $10,940 at March 31, 2016 and December 31, 2015, respectively, and a deferred rent receivable due to straight-line rent adjustments of $54,079 and $60,790 at March 31, 2016 and December 31, 2015, respectively.
On March 17, 2014, in connection with the sale of Lake Square Mall, the Company issued a note receivable for $6,500 that bears interest at an effective rate of 6.5%, matures on March 17, 2018 and is collateralized by a trust deed on Lake Square Mall. At March 31, 2016 and December 31, 2015, the note had a balance of $6,331 and $6,351, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

7.	Deferred Charges and Other Assets, net:
Deferred charges and other assets, net consist of the following:

	March 31, 2016	December 31, 2015
Leasing	$224,302	$248,709
Intangible assets:
In-place lease values	159,057	196,969
Leasing commissions and legal costs	37,556	52,000
Above-market leases	210,733	220,847
Deferred tax assets	37,591	38,847
Deferred compensation plan assets	37,818	37,341
Other assets	53,363	70,070
	760,420	864,783
Less accumulated amortization(1)	(255,256)	(300,492)
	$505,164	$564,291

(1)
Accumulated amortization includes $84,501 and $109,453 relating to in-place lease values, leasing commissions and legal costs at March 31, 2016 and December 31, 2015, respectively. Amortization expense of in-place lease values, leasing commissions and legal costs was $8,847 and $21,678 for the three months ended March 31, 2016 and 2015, respectively.

The allocated values of above-market leases and below-market leases consist of the following:

	March 31, 2016	December 31, 2015
Above-Market Leases
Original allocated value	$210,733	$220,847
Less accumulated amortization	(70,277)	(73,520)
	$140,456	$147,327
Below-Market Leases(1)
Original allocated value	$202,454	$227,063
Less accumulated amortization	(91,718)	(101,872)
	$110,736	$125,191

(1)	Below-market leases are included in other accrued liabilities.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

8.	Mortgage Notes Payable:
Mortgage notes payable at March 31, 2016 and December 31, 2015 consist of the following:

	Carrying Amount of Mortgage Notes(1)
	March 31, 2016		December 31, 2015
Property Pledged as Collateral	Related Party	Other	Related Party	Other	Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Arrowhead Towne Center(5)	$—	$—	$—	$221,194	—	$—	—
Chandler Fashion Center(6)	—	199,784	—	199,766	3.77%	625	2019
Danbury Fair Mall	110,307	110,307	111,078	111,079	5.53%	1,538	2020
Deptford Mall(7)	—	—	—	193,337	—	—	—
Deptford Mall(8)	—	—	—	13,999	—	—	—
Fashion Outlets of Chicago	—	198,688	—	198,653	2.10%	323	2020
Fashion Outlets of Niagara Falls USA	—	117,903	—	117,708	4.89%	727	2020
Flagstaff Mall(9)	—	37,000	—	37,000	8.97%	153	2015
FlatIron Crossing(7)	—	—	—	254,075	—	—	—
Freehold Raceway Mall(6)	—	223,805	—	224,836	4.20%	1,132	2018
Green Acres Mall	—	302,428	—	303,960	3.61%	1,447	2021
Kings Plaza Shopping Center	—	463,952	—	466,266	3.67%	2,229	2019
Northgate Mall(10)	—	63,777	—	63,783	3.32%	143	2017
Oaks, The	—	204,492	—	205,555	4.14%	1,064	2022
Pacific View	—	129,419	—	130,108	4.08%	668	2022
Queens Center	—	600,000	—	600,000	3.49%	1,744	2025
Santa Monica Place	—	223,509	—	224,815	2.99%	1,004	2018
SanTan Village Regional Center	—	129,911	—	130,638	3.14%	589	2019
Stonewood Center	—	104,023	—	105,494	1.80%	640	2017
Superstition Springs Center(11)	—	67,674	—	67,749	2.26%	154	2016
Towne Mall	—	21,860	—	21,956	4.48%	117	2022
Tucson La Encantada	69,628	—	69,991	—	4.23%	368	2022
Victor Valley, Mall of	—	114,515	—	114,500	4.00%	380	2024
Vintage Faire Mall	—	273,125	—	274,417	3.55%	1,255	2026
Westside Pavilion	—	145,942	—	146,630	4.49%	783	2022
	$179,935	$3,732,114	$181,069	$4,427,518

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

Property Pledged as Collateral	March 31, 2016	December 31, 2015
Arrowhead Towne Center	$—	$8,494
Deptford Mall	—	(3)
Fashion Outlets of Niagara Falls USA	4,254	4,486
Stonewood Center	4,467	5,168
Superstition Springs Center	184	263
	$8,905	$18,408
The mortgage notes payable balances also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs were $13,182 and $16,025 at March 31, 2016 and December 31, 2015, respectively.

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

(5)
On January 6, 2016, the Company replaced the existing loan on the property with a new $400,000 loan that bears interest at an effective rate of 4.05% and matures on February 1, 2028, which resulted in a loss of $3,575 on the early extinguishment of debt. Concurrently, a 40% interest in the loan was assumed by a third party in connection with the sale of a 40% ownership interest in the underlying property (See Note 4—Investments in Unconsolidated Joint Ventures).

(6)	A 49.9% interest in the loan has been assumed by a third party in connection with a co-venture arrangement (See Note 10—Co-Venture Arrangement).

(7)
On January 14, 2016, a 49% interest in the loan was assumed by a third party in connection with the sale of a 49% ownership interest in the MAC Heitman Portfolio (See Note 4—Investments in Unconsolidated Joint Ventures).

(8)	On March 1, 2016, the Company paid off in full the loan on the property.

(9)
On November 1, 2015, this non-recourse loan went into maturity default. The Company is negotiating with the loan servicer, which will likely result in a transition of the property to the loan servicer or a receiver.

(10)	The loan bears interest at LIBOR plus 2.25% and matures on March 1, 2017. At March 31, 2016 and December 31, 2015, the total interest rate was 3.32% and 3.30%, respectively.

(11)	The loan bears interest at LIBOR plus 2.30% and matures on October 28, 2016. At March 31, 2016 and December 31, 2015, the total interest rate was 2.26% and 2.17%, respectively.
Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.
Most of the Company's mortgage notes payable are secured by the properties on which they are placed and are non-recourse to the Company. As of March 31, 2016 and December 31, 2015, a total of $13,500 of the mortgage notes payable could become recourse to the Company.
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
Total interest expense capitalized was $2,303 and $2,629 during the three months ended March 31, 2016 and 2015, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
8. Mortgage Notes Payable: (Continued)

Related party mortgage notes payable are amounts due to an affiliate of NML. See Note 16—Related Party Transactions for interest expense associated with loans from NML.
The estimated fair value (Level 2 measurement) of mortgage notes payable at March 31, 2016 and December 31, 2015 was $3,951,798 and $4,628,781, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

9.	Bank and Other Notes Payable:
Bank and other notes payable consist of the following:
Line of Credit:
The Company has a $1,500,000 revolving line of credit that bears interest at LIBOR plus a spread of 1.38% to 2.0%, depending on the Company's overall leverage level, and matures on August 6, 2018. Based on the Company's leverage level as of March 31, 2016, the borrowing rate on the facility was LIBOR plus 1.50%. As of March 31, 2016 and December 31, 2015, borrowings under the line of credit, were $745,000 and $650,000, respectively, less unamortized deferred finance costs of $6,299 and $6,967, respectively, at an average interest rate of 2.11% and 1.95%, respectively. The estimated fair value (Level 2 measurement) of the line of credit at March 31, 2016 and December 31, 2015 was $739,417 and $640,260, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
Prasada Note:
On March 29, 2013, the Company issued a $13,330 note payable that bears interest at 5.25% and was to mature on March 29, 2016. The maturity date of the note has been extended to May 30, 2016. The note payable is collateralized by a portion of a development reimbursement agreement with the City of Surprise, Arizona. At March 31, 2016 and December 31, 2015, the note had a balance of $8,218 and $9,130, respectively. The estimated fair value (Level 2 measurement) of the note at March 31, 2016 and December 31, 2015 was $8,244 and $9,168, respectively, based on current interest rates for comparable notes. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the collateral for the underlying debt.
As of March 31, 2016 and December 31, 2015, the Company was in compliance with all applicable financial loan covenants.

10.	Co-Venture Arrangement:
On September 30, 2009, the Company formed a joint venture, whereby a third party acquired a 49.9% interest in Freehold Raceway Mall, a 1,670,000 square foot regional shopping center in Freehold, New Jersey, and Chandler Fashion Center, a 1,319,000 square foot regional shopping center in Chandler, Arizona.
As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the venture formation, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The transaction has been accounted for as a profit-sharing arrangement, and accordingly the assets, liabilities and operations of the properties remain on the books of the Company and a co-venture obligation was established for the amount of $168,154, representing the net cash proceeds received from the third party. The co-venture obligation is increased for the allocation of income to the co-venture partner and decreased for distributions to the co-venture partner. The co-venture obligation was $61,940 and $63,756 at March 31, 2016 and December 31, 2015, respectively.
11. Noncontrolling Interests:
The Company allocates net income of the Operating Partnership based on the weighted average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
11. Noncontrolling Interests: (Continued)

statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 93% ownership interest in the Operating Partnership as of March 31, 2016 and December 31, 2015. The remaining 7% limited partnership interest as of March 31, 2016 and December 31, 2015 was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the 10 trading days ending on the respective balance sheet date. Accordingly, as of March 31, 2016 and December 31, 2015, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $860,925 and $870,625, respectively.
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
On November 12, 2015, the Company entered into an accelerated share repurchase program ("ASR") to repurchase $400,000 of the Company's common stock. In accordance with the ASR, the Company made a prepayment of $400,000 and received an initial share delivery of 4,140,788 shares. On January 19, 2016, the ASR was completed and the Company received an additional delivery of 970,609 shares. The average price of the 5,111,397 shares repurchased under the ASR was $78.26 per share. The ASR was funded from proceeds in connection with the financing and sale of the ownership interest in the PPR Portfolio (See Note 4—Investments in Unconsolidated Joint Ventures).
On February 17, 2016, the Company entered into an ASR to repurchase an additional $400,000 of the Company's common stock. In accordance with the ASR, the Company made a prepayment of $400,000 and received an initial share delivery of 4,222,193 shares. On April 19, 2016, the ASR was completed and the Company received an additional delivery of 861,235 shares. The average price of the 5,083,428 shares repurchased under the ASR was $78.69 per share. The ASR was funded from borrowings under the Company's line of credit, which had been recently paid down from the proceeds from the recently completed financings and sale of ownership interests (See Note 4—Investments in Unconsolidated Joint Ventures).
Special Dividends:
On October 30, 2015, the Company declared two special dividends/distributions ("Special Dividend"), each of $2.00 per share of common stock and per OP Unit.  The first Special Dividend was paid on December 8, 2015 to common stockholders and OP Unit holders of record on November 12, 2015. The second Special Dividend was paid on January 6, 2016 to common stockholders and OP Unit holders of record on November 12, 2015. The Special Dividends were funded from proceeds in connection with the financing and sale of ownership interests in the PPR Portfolio and Arrowhead Towne Center (See Note 4—Investments in Unconsolidated Joint Ventures).

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
12. Stockholders' Equity: (Continued)

At-The-Market Stock Offering Program ("ATM Program"):
On August 20, 2014, the Company entered into an equity distribution agreement with a number of sales agents (the "ATM Program") to issue and sell, from time to time, shares of common stock, par value $0.01 per share, having an aggregate offering price of up to $500,000 (the “ATM Shares”). Sales of the ATM Shares can be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering, which includes sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange. The Company agreed to pay each sales agent a commission that was not to exceed, but could have been lower than, 2% of the gross proceeds of the ATM Shares sold through such sales agent under the distribution agreement.
As of March 31, 2016, $500,000 of the ATM Shares were available to be sold under the ATM Program. Actual future sales of the ATM Shares under the ATM Program will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. The Company has no obligation to sell the ATM Shares under the ATM Program.

13.	Acquisitions:
Fashion Outlets of Chicago:
On October 31, 2014, the Company purchased AWE/Talisman's ownership interest in its consolidated joint venture in Fashion Outlets of Chicago for $69,987. The purchase price was funded by a cash payment of $55,867 and the settlement of the balance on notes receivables of $14,120. The cash payment was funded by borrowings under the Company's line of credit. The purchase agreement includes contingent consideration based on the financial performance of Fashion Outlets of Chicago at an agreed upon date in 2016. The Company estimated the fair value of the contingent consideration as of March 31, 2016 to be $23,459, which has been included in other accrued liabilities. As a result of this acquisition, the noncontrolling interest of $76,141 was reversed.
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
13. Acquisitions: (Continued)

The Company determined that the purchase price represented the fair value of the additional ownership interest in Inland Center that was acquired.

Fair value of existing ownership interest (at 50% ownership)	$26,250
Carrying value of investment	(4,161)
Gain on remeasurement of assets	$22,089
The following is the reconciliation of the purchase price to the fair value of the acquired net assets:

Purchase price	$51,250
Less debt assumed	(25,000)
Carrying value of investment	4,161
Gain on remeasurement of assets	22,089
Fair value of acquired net assets (at 100% ownership)	$52,500
Since the date of acquisition, the Company has included Inland Center in its consolidated financial statements.

14.	Dispositions:
The following are recent dispositions of properties:
On June 30, 2015, the Company conveyed Great Northern Mall, an 895,000 square foot regional shopping center in Clay, New York, to the mortgage lender by a deed-in-lieu of foreclosure and was discharged from the mortgage note payable. The loan was nonrecourse to the Company. As a result, the Company recognized a loss on the extinguishment of debt of $1,627.
On November 19, 2015, the Company sold Panorama Mall, a 312,000 square foot community center in Panorama City, California, for $98,000, resulting in a gain on the sale of assets of $73,726. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.

15.	Commitments and Contingencies:
The Company has certain properties that are subject to non-cancelable operating ground leases. The leases expire at various times through 2098, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. Ground lease rent expense was $2,511 and $2,945 for the three months ended March 31, 2016 and 2015, respectively. No contingent rent was incurred during the three months ended March 31, 2016 or 2015.
As of March 31, 2016, the Company was contingently liable for $61,002 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreements. At March 31, 2016, the Company had $62,832 in outstanding obligations which it believes will be settled in the next twelve months.

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
The following are fees charged to unconsolidated joint ventures:

	For the Three Months Ended March 31,
	2016	2015
Management fees	$3,953	$2,211
Development and leasing fees	2,961	1,892
	$6,914	$4,103
Certain mortgage notes on the properties are held by NML (See Note 8—Mortgage Notes Payable). Interest expense in connection with these notes was $2,272 and $2,729 for the three months ended March 31, 2016 and 2015, respectively. Included in accounts payable and accrued expenses is interest payable on these notes of $751 and $756 at March 31, 2016 and December 31, 2015, respectively.
Due from affiliates includes prepaid and/or unreimbursed costs and fees from unconsolidated joint ventures due to the Management Companies. As of March 31, 2016 and December 31, 2015, the amounts due (from) to the unconsolidated joint ventures was $(2,865) and $7,467, respectively.
In addition, due from affiliates at March 31, 2016 and December 31, 2015 included a note receivable from RED/303 LLC ("RED") that bears interest at 5.25% and matures on May 30, 2016. Interest income earned on this note was $117 and $137 for the three months ended March 31, 2016 and 2015, respectively. The balance on this note was $8,222 and $9,252 at March 31, 2016 and December 31, 2015, respectively. RED is considered a related party because it is a partner in a joint venture development project. The note is collateralized by RED's membership interest in a development agreement.
Also included in due from affiliates is a note receivable from Lennar Corporation that bears interest at LIBOR plus 2% and matures upon the completion of certain milestones in connection with the development of Fashion Outlets of San Francisco. Interest income earned on this note was $521 and $433 for the three months ended March 31, 2016 and 2015, respectively. The balance on this note was $67,730 and $67,209 at March 31, 2016 and December 31, 2015, respectively. Lennar Corporation is considered a related party because it has an ownership interest in Fashion Outlets of San Francisco.

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
On January 1, 2016, the Company granted 58,786 LTIP Units with a grant date fair value of $80.69 per LTIP Unit that will vest in equal annual installments over a service period ending December 31, 2018. Concurrently, the Company granted 266,899 market-indexed LTIP Units ("2016 LTIP Units") at a grant date fair value of $53.32 per LTIP Unit that vest over a service period ending December 31, 2018. The fair value of the 2016 LTIP Units was estimated on the date of grant using a Monte Carlo Simulation model that assumed a risk free interest rate of 1.32% and an expected volatility of 20.31%.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
17. Share and Unit-Based Plans: (Continued)

On March 4, 2016, the Company granted 154,686 LTIP Units at a fair value of $79.20 per LTIP Unit that were fully vested on the grant date.
The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended March 31,
	2016	2015
LTIP Units	$17,399	$15,228
Stock awards	20	75
Stock units	3,372	3,197
Stock options	4	4
Phantom stock units	604	311
	$21,399	$18,815
The Company capitalized share and unit-based compensation costs of $4,959 and $4,347 for the three months ended March 31, 2016 and 2015, respectively. Unrecognized compensation costs of share and unit-based plans at March 31, 2016 consisted of $17,955 from LTIP Units, $6,628 from stock units, $23 from stock options and $746 from phantom stock units.
The following table summarizes the activity of the non-vested LTIP Units, stock awards, phantom stock units and stock units:

	LTIP Units		Stock Awards		Phantom Stock Units		Stock Units
	Units	Value(1)	Shares	Value(1)	Units	Value(1)	Units	Value(1)
Balance at January 1, 2016	56,315	$73.24	1,612	$62.01	—	$—	132,086	$74.58
Granted	480,371	65.00	—	—	14,534	80.42	85,045	79.24
Vested	(154,686)	79.20	(1,612)	62.01	(5,237)	80.83	(67,703)	71.64
Forfeited	—	—	—	—	—	—	—	—
Balance at March 31, 2016	382,000	$60.47	—	$—	9,297	$80.20	149,428	$78.55

(1)    Value represents the weighted average grant date fair value.

The following table summarizes the activity of the stock appreciations rights ("SARs") and stock options outstanding:

	SARs		Stock Options
	Units	Value(1)	Units	Value(1)
Balance at January 1, 2016	417,783	$55.13	10,314	$58.15
Granted	—	—	—	—
Exercised	(25,988)	52.77	—	—
Special dividend adjustment	10,185	53.88	251	56.77
Balance at March 31, 2016	401,980	$53.88	10,565	$56.77

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
The income tax provision of the TRSs are as follows:

	For the Three Months Ended March 31,
	2016	2015
Current	$—	$—
Deferred	(1,317)	935
Income tax (expense) benefit	$(1,317)	$935
The net operating loss carryforwards are currently scheduled to expire through 2035, beginning in 2024. Net deferred tax assets of $37,591 and $38,847 were included in deferred charges and other assets, net at March 31, 2016 and December 31, 2015, respectively.
The tax years 2011 through 2015 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next twelve months.

19.	Subsequent Events:
On April 13, 2016, the Company sold Capitola Mall, a 586,000 square foot regional shopping center in Capitola, California, for $93,000. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On April 19, 2016, the Company completed an ASR and took delivery of an additional 861,235 shares. Upon the completion of the ASR, the Company repurchased a total of 5,083,428 shares with an average price of $78.69 per share (See Note 12—Stockholders' Equity).
On April 26, 2016, the Company announced a dividend/distribution of $0.68 per share for common stockholders and OP Unit holders of record on May 5, 2016. All dividends/distributions will be paid 100% in cash on June 3, 2016.

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
Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or the industry to differ materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, as well as national, regional and local economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of current and prospective tenants, anchor or tenant bankruptcies, closures, mergers or consolidations, lease rates, terms and payments, interest rate fluctuations, availability, terms and cost of financing and operating expenses; adverse changes in the real estate markets including, among other things, competition from other companies, retail formats and technology, risks of real estate development and redevelopment, acquisitions and dispositions; the liquidity of real estate investments, governmental actions and initiatives (including legislative and regulatory changes); environmental and safety requirements; and terrorist activities or other acts of violence which could adversely affect all of the above factors. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results, under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, as well as our other reports filed with the Securities and Exchange Commission (the "SEC"), which disclosures are incorporated herein by reference. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company does not intend, and undertakes no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P. (the "Operating Partnership"). As of March 31, 2016, the Operating Partnership owned or had an ownership interest in 52 regional shopping centers and seven community/power shopping centers aggregating approximately 56 million square feet of gross leasable area. These 59 regional and community/power shopping centers are referred to hereinafter as the "Centers," unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Management Companies.
The following discussion is based primarily on the consolidated financial statements of the Company for the three months ended March 31, 2016 and 2015. It compares the results of operations and cash flows for the three months ended March 31, 2016 to the results of operations and cash flows for the three months ended March 31, 2015. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Acquisitions and Dispositions:
The financial statements reflect the following acquisitions, dispositions and changes in ownership subsequent to the occurrence of each transaction.
On February 17, 2015, the Company acquired the remaining 50% ownership interest in Inland Center, an 867,000 square foot regional shopping center in San Bernardino, California, that it did not previously own for $51.3 million. The purchase price was funded by a cash payment of $26.3 million and the assumption of the third party's share of the mortgage note payable on the property of $25.0 million. Concurrent with the purchase of the joint venture interest, the Company paid off the $50.0 million loan on the property. The cash payment was funded by borrowings under the Company's line of credit. As a result of the acquisition, the Company recognized a gain on the remeasurement of assets of $22.1 million.
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
On October 30, 2015, the Company sold a 40% ownership interest in Pacific Premier Retail LLC (the "PPR Portfolio"), which owns Lakewood Center, a 2,075,000 square foot regional shopping center in Lakewood, California; Los Cerritos Center, a 1,296,000 square foot regional shopping center in Cerritos, California; South Plains Mall, a 1,127,000 square foot regional shopping center in Lubbock, Texas; and Washington Square, a 1,442,000 square foot regional shopping center in Portland, Oregon, for a total sales price of $1.3 billion, resulting in a gain on the sale of assets of $311.2 million. The sales price was funded by a cash payment of $545.6 million and the assumption of a pro rata share of the mortgage notes payable on the properties of $713.0 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes, which included funding the ASR and Special Dividend (See "Other Events and Transactions").
On November 19, 2015, the Company sold Panorama Mall, a 312,000 square foot community center in Panorama City, California, for $98.0 million, resulting in a gain on the sale of assets of $73.7 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On January 6, 2016, the Company sold a 40% ownership interest in Arrowhead Towne Center, a 1,197,000 square foot regional shopping center in Glendale, Arizona for $289.5 million, resulting in a gain on the sale of assets of $104.3 million. The sales price was funded by a cash payment of $129.5 million and the assumption of a pro rata share of the mortgage note payable on the property of $160.0 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes, which included funding the Special Dividend (See "Other Events and Transactions").
On January 14, 2016, the Company formed a joint venture, whereby the Company sold a 49% ownership interest in Deptford Mall, a 1,040,000 square foot regional shopping center in Deptford, New Jersey; FlatIron Crossing, a 1,432,000 square foot regional shopping center in Broomfield, Colorado; and Twenty Ninth Street, an 852,000 square foot regional shopping center in Boulder, Colorado (the "MAC Heitman Portfolio"), for $771.5 million, resulting in a gain on the sale of assets of $340.7 million. The sales price was funded by a cash payment of $478.6 million and the assumption of a pro rata share of the mortgage note payable on the properties of $292.9 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.
The sale of ownership interests in the PPR Portfolio, Arrowhead Towne Center and MAC Heitman Portfolio are collectively referred to herein as the Joint Venture Transactions.
On March 1, 2016, the Company through a 50/50 joint venture, acquired Country Club Plaza, a 1,300,000 square foot regional shopping center in Kansas City, Missouri for a total purchase price of $660.0 million. The Company funded its pro rata share of $330.0 million with borrowings under its line of credit.
On April 13, 2016, the Company sold Capitola Mall, a 586,000 square foot regional shopping center in Capitola, California, for $93.0 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes. Consequently, Capitola Mall has been excluded from certain 2016 performance metrics and related discussions, including tenant sales per square foot, occupancy rates and releasing spreads (See "Results of Operations").
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
On January 6, 2016, the Company replaced the existing loan on Arrowhead Towne Center with a new $400.0 million loan that bears interest at an effective rate of 4.05% and matures on February 1, 2028, which resulted in a loss of $3.6 million on the early extinguishment of debt. Concurrently, a 40% interest in the loan was assumed by a third party in connection with the sale of a 40% ownership interest in the underlying property (See "Acquisitions and Dispositions").
On January 14, 2016, the Company placed a $150.0 million loan on Twenty Ninth Street that bears interest at an effective rate of 4.10% and matures on February 6, 2026. Concurrently, a 49% interest in the loan was assumed by a third party in connection with the sale of a 49% ownership interest in the MAC Heitman Portfolio (See "Acquisitions and Dispositions").
On March 28, 2016, the Company's joint venture in Country Club Plaza placed a $320.0 million loan on the property that bears interest at an effective rate of 3.88% and matures on April 1, 2026.
Redevelopment and Development Activities:
In February 2014, the Company's joint venture in Broadway Plaza started construction on the 235,000 square foot expansion of the 761,000 square foot regional shopping center in Walnut Creek, California. The joint venture completed a portion of the first phase of the project in November 2015 and expects the remaining portion of the first phase to be completed in the second quarter of 2016. The second phase will be completed through Summer 2018. The total cost of the project is estimated to be $305.0 million, with $152.5 million estimated to be the Company's pro rata share. The Company has funded $105.5 million of the total $211.0 million incurred by the joint venture as of March 31, 2016.
The Company is currently expanding Green Acres Mall, a 1,799,000 square foot regional center in Valley Stream, New York to include a 335,000 square foot power center. The project started in July 2015 and is expected to be completed in late 2016. As of March 31, 2016, the Company has incurred $63.1 million in costs and estimates the total cost of the project to be approximately $110.0 million.

The Company's joint venture is proceeding with the development of Fashion Outlets of Philadelphia, a redevelopment of the 850,000 square foot shopping center in Philadelphia, Pennsylvania. The project is expected to be completed in 2018. The total cost of the project is estimated to be between $305.0 million and $365.0 million, with $152.5 million to $182.5 million estimated to be the Company's pro rata share. The Company has funded $33.1 million of the total $66.1 million incurred by the joint venture as of March 31, 2016.
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
On September 30, 2015, the Company's Board of Directors authorized the repurchase of up to $1.2 billion of the Company's outstanding common shares over the period ending September 30, 2017, as market conditions warrant. On November 12, 2015, the Company entered into an accelerated share repurchase program ("ASR") to repurchase $400.0 million of the Company's common stock. In accordance with the ASR, the Company made a prepayment of $400.0 million and received an initial share delivery of 4,140,788 shares. On January 19, 2016, the ASR was completed and the Company received an additional delivery of 970,609 shares. The average price of the 5,111,397 shares repurchased under the ASR was $78.26 per share. The ASR was funded from proceeds in connection with the financing and sale of the ownership interest in the PPR Portfolio (See "Acquisitions and Dispositions" and "Financing Activity").
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
On November 1, 2015, the mortgage note payable on Flagstaff Mall, a 347,000 square foot regional shopping center in Flagstaff, Arizona, went into maturity default. The mortgage note payable is a non-recourse loan. The Company is negotiating with the loan servicer, which will likely result in a transition of Flagstaff Mall to the loan servicer or a receiver. Consequently, Flagstaff Mall has been excluded from certain 2015 and 2016 performance metrics and related discussions, including tenant sales per square foot, occupancy rates and releasing spreads (See "Results of Operations").
On February 17, 2016, the Company entered into an ASR to repurchase $400.0 million of the Company's common stock. In accordance with the ASR, the Company made a prepayment of $400.0 million and received an initial share delivery of 4,222,193 shares. On April 19, 2016, the ASR was completed and the Company received an additional delivery of 861,235 shares. The average price of the 5,083,428 shares repurchased under the ASR was $78.69 per share. The ASR was funded from borrowings under the Company's line of credit, which had been recently paid down from the proceeds from the recently completed Joint Venture Transactions (See "Acquisitions and Dispositions" and "Financing Activity").
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

Results of Operations
Many of the variations in the results of operations, discussed below, occurred because of the transactions affecting the Company's properties described in Management's Overview and Summary above, including the Redevelopment Properties, the Joint Venture Centers and the Disposition Properties (as defined below).
For purposes of the discussion below, the Company defines "Same Centers" as those Centers that are substantially complete and in operation for the entirety of both periods of the comparison. Non-Same Centers for comparison purposes include those Centers or properties that are going through a substantial redevelopment often resulting in the closing of a portion of the Center (“Redevelopment Properties”), those properties that have recently transitioned to or from equity method joint ventures to consolidated assets ("Joint Venture Centers") and properties that have been disposed of ("Disposition Properties"). The Company moves a Center in and out of Same Centers based on whether the Center is substantially complete and in operation for the entirety of both periods of the comparison. Accordingly, the Same Centers consist of all consolidated Centers, excluding the Redevelopment Properties, the Joint Venture Centers and the Disposition Properties for the periods of comparison.
For the comparison of the three months ended March 31, 2016 to the three months ended March 31, 2015, the Redevelopment Properties are Paradise Valley Mall and Westside Pavilion.
For the comparison of the three months ended March 31, 2016 to the three months ended March 31, 2015, the Joint Venture Centers are Inland Center, the PPR Portfolio, Arrowhead Towne Center and the MAC Heitman Portfolio. The change in revenues and expenses at the Joint Venture Centers for the comparison of the three months ended March 31, 2016 to the three months ended March 31, 2015 is primarily due to the conversion of the PPR Portfolio, Arrowhead Towne Center and the MAC Heitman Portfolio from consolidated Centers to unconsolidated joint ventures.
For comparison of the three months ended March 31, 2016 to the three months ended March 31, 2015, the Disposition Properties are Panorama Mall and Great Northern Mall.
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
Tenant sales per square foot increased from $607 for the twelve months ended March 31, 2015 to $625 for the twelve months ended March 31, 2016. Occupancy rate decreased from 95.4% at March 31, 2015 to 95.1% at March 31, 2016. Releasing spreads increased 15.4% for the twelve months ended March 31, 2016. These calculations exclude Centers under development or redevelopment and property dispositions (See "Acquisitions and Dispositions" and "Other Transactions and Events" in Management's Overview and Summary). As discussed above, Flagstaff Mall and Capitola Mall were excluded for the twelve months ended March 31, 2016 (See "Acquisitions and Dispositions" and "Other Transactions and Events" in Management's Overview and Summary).
Releasing spreads remained positive as the Company was able to lease available space at higher average rents than the expiring rental rates, resulting in a releasing spread of $7.68 per square foot ($57.44 on new and renewal leases executed compared to $49.76 on leases expiring), representing a 15.4% increase for the trailing twelve months ended March 31, 2016. The Company expects that releasing spreads will continue to be positive for the remainder of 2016 as it renews or relets leases that are scheduled to expire. These leases that are scheduled to expire represent 0.9 million square feet of the Centers, accounting for 10.3% of the gross leasable area ("GLA") of Mall Stores and Freestanding Stores, for spaces 10,000 square feet and under, as of March 31, 2016.
During the trailing twelve months ended March 31, 2016, the Company signed 351 new leases and 370 renewal leases comprising approximately 1.2 million square feet of GLA, of which 1.0 million square feet related to the consolidated Centers. The annual initial average base rent for new and renewal leases was $57.44 per square foot for the trailing twelve months ended March 31, 2016 with an average tenant allowance of $15.40 per square foot.
Comparison of Three Months Ended March 31, 2016 and 2015
Revenues:
Minimum and percentage rents (collectively referred to as "rental revenue") decreased by $39.9 million, or 20.6%, from 2015 to 2016. The decrease in rental revenue is attributed to a decrease of $46.0 million from the Joint Venture Centers and $2.9 million from the Disposition Properties offset in part by an increase of $9.0 million from the Same Centers. Rental revenue includes the amortization of above and below-market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below-market leases decreased from $4.6 million in 2015 to $1.6 million in 2016. The amortization of straight-line rents increased from $0.4 million in 2015 to $0.9 million in 2016. Lease termination income increased from $2.1 million in 2015 to $2.4 million in 2016.
Tenant recoveries decreased $25.5 million, or 24.1%, from 2015 to 2016. This decrease in tenant recoveries is attributed to a decrease of $22.5 million from the Joint Venture Centers, $1.6 million from the Disposition Properties, $0.8 million from the Same Centers and $0.6 million from the Redevelopment Properties.
Management Companies' revenue increased from $5.6 million in 2015 to $8.6 million in 2016. The increase in Management Companies' revenue is primarily due to an increase in management fees as a result of the conversion from consolidated Centers to unconsolidated joint ventures of the PPR Portfolio in 2015, Arrowhead Towne Center in 2016 and the MAC Heitman Portfolio in 2016 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Shopping Center and Operating Expenses:
Shopping center and operating expenses decreased $22.3 million, or 22.0%, from 2015 to 2016. The decrease in shopping center and operating expenses is attributed to a decrease of $18.2 million from the Joint Venture Centers, $2.1 million from the Disposition Properties, $1.2 million from the Same Centers and $0.8 million from the Redevelopment Properties.
Management Companies' Operating Expenses:
Management Companies' operating expenses increased $1.4 million from 2015 to 2016 due to an increase in share and unit-based compensation costs.
REIT General and Administrative Expenses:
REIT general and administrative expenses increased by $0.2 million from 2015 to 2016.

Costs related to Unsolicited Takeover Offer:
The Company incurred $13.6 million in costs in 2015 related to evaluating and responding to an unsolicited takeover offer (See "Other Transactions and Events" in Management's Overview and Summary) with no related expense in 2016.
Depreciation and Amortization:
Depreciation and amortization decreased $33.7 million from 2015 to 2016. The decrease in depreciation and amortization is attributed to a decrease of $32.2 million from the Joint Venture Centers, $0.7 million from the Disposition Properties, $0.4 million from the Redevelopment Properties and $0.4 million from the Same Centers.
Interest Expense:
Interest expense decreased $13.5 million from 2015 to 2016. The decrease in interest expense was primarily attributed to decreases of $7.3 million from the Joint Venture Centers, $2.9 million from the Same Centers, $1.1 million from the Redevelopment Properties, $0.8 million from the Disposition Properties, $0.7 million from borrowings under the Company's line of credit and $0.7 million from the term loan. The decrease in interest expense at the Same Centers is primarily due to the payoff of the mortgage note payable on Eastland Mall in December 2015.
The above interest expense items are net of capitalized interest, which decreased from $2.6 million in 2015 to $2.3 million in 2016.
Equity in Income of Unconsolidated Joint Ventures:
Equity in income of unconsolidated joint ventures increased $3.4 million from 2015 to 2016. The increase is primarily due to the opening of the Tysons Hyatt Regency and Tysons residential tower in 2015, the acquisition of the ownership interest in the Sears joint venture in 2015 and the acquisition of the ownership interest in Country Club Plaza in 2016 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Gain on Sale or Write Down of Assets, net:
Gain on sale or write down of assets, net increased $433.5 million from 2015 to 2016. The increase in gain on sale or write down of assets, net is primarily attributed to the gain on the sale of a 49% interest in the MAC Heitman Portfolio of $340.7 million in 2016 and the gain on the sale of a 40% interest in Arrowhead Towne Center of $104.3 million in 2016 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Gain on Remeasurement of Assets:
The gain on remeasurement of assets of $22.1 million in 2015 is attributed to the purchase of the remaining 50% ownership interest in Inland Center that the Company did not previously own (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Net Income:
Net income increased $424.7 million from 2015 to 2016. The increase is primarily attributed to the increase in gain on sale or write down of assets of $433.5 million offset in part by the decrease in remeasurement gain of $22.1 million, as discussed above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted increased 5.6% from $133.5 million in 2015 to $141.0 million in 2016. For a reconciliation of FFO attributable to common stockholders and unit holders and FFO attributable to common stockholders and unit holders—diluted to net income attributable to the Company, the most directly comparable GAAP financial measure, see "Funds From Operations ("FFO")" below.
Operating Activities:
Cash provided by operating activities decreased from $162.1 million in 2015 to $107.8 million in 2016. The decrease is primarily due to the conversion from consolidated Centers to unconsolidated joint ventures of the PPR Portfolio in 2015, Arrowhead Towne Center in 2016 and the MAC Heitman Portfolio in 2016 (See "Acquisitions and Dispositions" in Management's Overview and Summary), changes in assets and liabilities and the results as discussed above.

Investing Activities:
Cash provided by investing activities increased $508.4 million from 2015 to 2016. The increase in cash used in investing activities is primarily attributed to an increase in cash proceeds from the sale of assets of $599.2 million, an increase in distributions from unconsolidated joint ventures of $168.8 million, a decrease in redevelopment and renovations of $29.3 million and a decrease in the acquisitions of property of $26.3 million offset in part by an increase in contributions to unconsolidated joint ventures of $317.4 million.
The increase in cash proceeds from the sale of assets is attributed to the sales of ownership interests in Arrowhead Towne Center in 2016 and the MAC Heitman Portfolio in 2016 (See "Acquisitions and Dispositions" in Management's Overview and Summary). The increase in contributions to unconsolidated joint ventures is primarily due to the acquisition of the 50% ownership interest in Country Club Plaza in 2016 (See "Acquisitions and Dispositions" in Management's Overview and Summary). The increase in distributions from unconsolidated joint ventures is primarily due to the receipt of the Company's share of the proceeds from the loan placed on Country Club Plaza in 2016 (See "Financing Activity" in Management's Overview and Summary).
Financing Activities:
Cash used in financing activities increased $467.4 million from 2015 to 2016. The increase in cash used in financing activities is primarily due to an increase in payments on mortgages, bank and other notes payable of $1.0 billion, the repurchase of the Company's common stock of $400.0 million (See "Other Transactions" in Management's Overview and Summary) and an increase in cash dividends and distributions of $340.8 million offset in part by an increase in proceeds from mortgages, bank and other notes payable of $1.3 billion.
Liquidity and Capital Resources
The Company anticipates meeting its liquidity needs for its operating expenses, debt service and dividend requirements for the next twelve months through cash generated from operations, working capital reserves and/or borrowings under its unsecured line of credit. The following tables summarize capital expenditures incurred at the Centers:

	For the Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Consolidated Centers:
Acquisitions of property and equipment	$5,311	$30,105
Development, redevelopment, expansion and renovation of Centers	28,693	36,073
Tenant allowances	3,292	3,715
Deferred leasing charges	6,173	8,852
	$43,469	$78,745
Joint Venture Centers (at Company's pro rata share):
Acquisitions of property and equipment	$330,824	$647
Development, redevelopment, expansion and renovation of Centers	24,143	25,812
Tenant allowances	2,864	626
Deferred leasing charges	1,876	786
	$359,707	$27,871
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
The Company has also generated liquidity in the past through equity offerings and issuances, property refinancings, joint venture transactions and the sale of non-core assets. For example, the Company recently completed the Joint Venture Transactions to which the Company sold ownership interests in eight properties with total cash proceeds to the Company of approximately $2.3 billion (See "Acquisitions and Dispositions" in Management's Overview and Summary), which included new debt or refinancings of existing debt on these properties with excess financing proceeds of approximately $1.1 billion (See "Financing Activity" in Management's Overview and Summary). The Company used these proceeds to pay down its line of credit, fund the Special Dividend (See "Other Transactions and Events" in Management's Overview and Summary) and for other general corporate purposes, which included the repurchases of the Company's common stock under the recently authorized stock buyback program (See "Other Transactions and Events" in Management's Overview and Summary). Furthermore, the Company has filed a shelf registration statement, which registered an unspecified amount of common stock, preferred stock, depositary shares, debt securities, warrants, rights, stock purchase contracts and units that may be sold from time to time by the Company.
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
The Company has an equity distribution agreement with a number of sales agents (the "ATM Program") to issue and sell, from time to time, shares of common stock, par value $0.01 per share, having an aggregate offering price of up to $500 million (the “ATM Shares”). Sales of the ATM Shares can be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering, which includes sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange.
The Company did not sell any shares under the ATM Program during the three months ended March 31, 2016.
As of March 31, 2016, $500 million of the ATM Shares were available to be sold under the ATM Program. Actual future sales of the ATM Shares will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. The Company has no obligation to sell the ATM Shares under the ATM Program.
The Company's total outstanding loan indebtedness at March 31, 2016 was $7.1 billion (consisting of $4.7 billion of consolidated debt, less $0.2 billion of noncontrolling interests, plus $2.7 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months, except for the loan on Flagstaff Mall, will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand.
The Company has a $1.5 billion revolving line of credit facility that provides for an interest rate of LIBOR plus a spread of 1.38% to 2.0%, depending on the Company's overall leverage levels, and matures on August 6, 2018. Based on the Company's leverage level as of March 31, 2016, the borrowing rate on the facility was LIBOR plus 1.50%. In addition, the line of credit can be expanded, depending on certain conditions, up to a total facility of $2.0 billion. All obligations under the facility are unconditionally guaranteed only by the Company. At March 31, 2016, total borrowings under the line of credit were $745.0 million less unamortized deferred finance costs of $6.3 million with an average effective interest rate of 2.11%.
Cash dividends and distributions for the three months ended March 31, 2016 were $452.2 million, which included $337.7 million of the Special Dividend (See "Other Transactions and Events" in Management's Overview and Summary). A total of $107.8 million was funded by operations. The remaining $344.4 million was funded from proceeds from the sale of assets, which were included in the cash flows from investing activities section of the Company's Consolidated Statement of Cash Flows.
At March 31, 2016, the Company was in compliance with all applicable loan covenants under its agreements.
At March 31, 2016, the Company had cash and cash equivalents of $106.5 million.
Off-Balance Sheet Arrangements:
The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the consolidated balance sheets of the Company as investments in unconsolidated joint ventures.

In addition, certain joint ventures also have secured debt that could become recourse debt to the Company or its subsidiaries, in excess of the Company's pro rata share, should the joint ventures be unable to discharge the obligations of the related debt. At March 31, 2016, the balance of the debt that could be recourse to the Company was $5.0 million offset in part by an indemnity agreement from a joint venture partner for $2.5 million. The maturity of the recourse debt, net of the indemnification, is $2.5 million in 2019.
Additionally, as of March 31, 2016, the Company was contingently liable for $61.0 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
Contractual Obligations:
The following is a schedule of contractual obligations as of March 31, 2016 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)(1)	$5,858,123	$205,422	$1,415,187	$2,673,855	$1,563,659
Operating lease obligations(2)	341,089	15,695	25,381	19,178	280,835
Purchase obligations(2)	62,832	62,832	—	—	—
Other long-term liabilities	328,836	291,791	3,470	3,842	29,733
	$6,590,880	$575,740	$1,444,038	$2,696,875	$1,874,227
_______________________________________________________________________________

(1)	Interest payments on floating rate debt were based on rates in effect at March 31, 2016.

(2)	See Note 15—Commitments and Contingencies in the Company's Notes to Consolidated Financial Statements.

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

Funds From Operations ("FFO") (Continued)
The following reconciles net income attributable to the Company to FFO and FFO-diluted for the three months ended March 31, 2016 and 2015 and FFO and FFO-diluted to FFO and FFO-diluted, excluding extinguishment of debt and costs related to unsolicited takeover offer for the three months ended March 31, 2016 and 2015 (dollars and shares in thousands):

	For the Three Months Ended March 31,
	2016	2015
Net income attributable to the Company	$420,915	$24,611
Adjustments to reconcile net income attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted:
Noncontrolling interests in the Operating Partnership	29,985	1,635
Gain on sale or write down of assets, net—consolidated assets	(434,456)	(935)
Gain on remeasurement of assets—consolidated assets	—	(22,103)
Add: noncontrolling interests share of gain on sale or write down of assets—consolidated assets	—	112
Add: gain on sale of undepreciated assets—consolidated assets	2,412	944
Loss on sale or write down of assets— unconsolidated joint ventures, net(1)	4	—
Add: loss on sale of undepreciated assets—unconsolidated joint ventures(1)	(4)	—
Depreciation and amortization—consolidated assets	86,931	120,618
Less: noncontrolling interests in depreciation and amortization—consolidated assets	(3,694)	(3,791)
Depreciation and amortization—unconsolidated joint ventures(1)	41,876	15,611
Less: depreciation on personal property	(2,940)	(3,168)
FFO attributable to common stockholders and unit holders—basic and diluted	141,029	133,534
Loss (gain) on extinguishment of debt, net—consolidated assets	3,575	(2,245)
FFO attributable to common stockholders and unit holders excluding extinguishment of debt, net—diluted	144,604	131,289
Costs related to unsolicited takeover offer	—	13,572
FFO attributable to common stockholders and unit holders excluding extinguishment of debt and costs related to unsolicited takeover offer—diluted	$144,604	$144,861
Weighted average number of FFO shares outstanding for:
FFO attributable to common stockholders and unit holders—basic (2)	162,805	168,852
Adjustments for impact of dilutive securities in computing FFO-diluted:
Share and unit based compensation plans	119	208
FFO attributable to common stockholders and unit holders—diluted (3)	162,924	169,060

(1)	Unconsolidated joint ventures are presented at the Company's pro rata share.

(2)	Calculated based upon basic net income as adjusted to reach basic FFO. Includes 10.8 million and 10.5 million OP Units for the three months ended March 31, 2016 and 2015, respectively.

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
The following table sets forth information as of March 31, 2016 concerning the Company's long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the twelve months ended March 31,
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long-term debt:
Fixed rate	$67,605	$582,645	$50,304	$793,149	$594,791	$1,504,605	$3,593,099	$3,627,220
Average interest rate	4.03%	3.34%	4.08%	3.64%	4.47%	3.92%	3.86%
Floating rate	131,446	—	745,000	200,000	—	—	1,076,446	1,072,239
Average interest rate	2.78%	—%	2.11%	2.10%	—%	—%	2.19%
Total debt—Consolidated Centers	$199,051	$582,645	$795,304	$993,149	$594,791	$1,504,605	$4,669,545	$4,699,459
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long-term debt (at Company's pro rata share):
Fixed rate	$177,102	$38,038	$38,986	$44,566	$159,530	$2,047,676	$2,505,898	$2,499,426
Average interest rate	6.65%	3.75%	3.75%	3.75%	3.10%	3.88%	4.01%
Floating rate	1,159	65,360	9,419	10,182	31,782	52,500	170,402	164,506
Average interest rate	2.50%	2.53%	2.33%	2.47%	2.50%	1.64%	2.23%
Total debt—Unconsolidated Joint Venture Centers	$178,261	$103,398	$48,405	$54,748	$191,312	$2,100,176	$2,676,300	$2,663,932
The consolidated Centers' total fixed rate debt at March 31, 2016 and December 31, 2015 was $3.6 billion and $4.3 billion, respectively. The average interest rate on such fixed rate debt at March 31, 2016 and December 31, 2015 was 3.86% and 3.80%, respectively. The consolidated Centers' total floating rate debt at March 31, 2016 and December 31, 2015 was $1.1 billion and $1.0 billion, respectively. The average interest rate on such floating rate debt at March 31, 2016 and December 31, 2015 was 2.19% and 2.03%, respectively.
The Company's pro rata share of the unconsolidated joint venture Centers' fixed rate debt at March 31, 2016 and December 31, 2015 was $2.5 billion and $1.8 billion, respectively. The average interest rate on such fixed rate debt at March 31, 2016 and December 31, 2015 was 4.01% and 4.13%, respectively. The Company's pro rata share of the unconsolidated joint venture Centers' floating rate debt at March 31, 2016 and December 31, 2015 was $170.4 million and $170.5 million, respectively. The average interest rate on such floating rate debt at March 31, 2016 and December 31, 2015 was 2.23% and 2.06%, respectively.
In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $12.5 million per year based on $1.2 billion of floating rate debt outstanding at March 31, 2016.
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
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of March 31, 2016, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A.  Risk Factors
There have been no material changes to the risk factors relating to the Company set forth under the caption "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
On February 29, 2016 and March 15, 2016, the Company, as general partner of the Operating Partnership, issued 89,090 and 2,500 shares of common stock of the Company, respectively, upon the redemption of 91,590 common partnership units of the Operating Partnership. These shares of common stock were issued in a private placement to two limited partners of the Operating Partnership, each an accredited investor, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2016 to January 31, 2016	970,609	(3)	$78.26	970,609	(3)	$800,000,000
February 1, 2016 to February 29, 2016	4,222,193	(4)	78.69	4,222,193	(4)	400,000,000	(4)
March 1, 2016 to March 31, 2016	—		—	—		400,000,000
	5,192,802		$78.61	5,192,802

(1)	The average price paid per share is calculated on a trade date basis.

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

(3)
On January 19, 2016, the ASR to repurchase $400.0 million of the Company's common stock that began on November 12, 2015 was completed and the Company received an additional delivery of 970,609 shares (See Note 12—Stockholders' Equity in the Company's Notes to the Consolidated Financial Statements).

(4)
On February 17, 2016, the Company entered into an additional ASR to repurchase $400.0 million of the Company's common stock. In accordance with the ASR (See Note 12—Stockholders' Equity in the Company's Notes to the Consolidated Financial Statements), the Company made a prepayment of $400.0 million and received an initial share delivery of 4,222,193 shares. On April 19, 2016, the ASR was completed and the Company received an additional delivery of 861,235 shares.

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

3.2	Amended and Restated Bylaws of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date April 21, 2016).
10.1 *	Form of LTIP Unit Award Agreement under 2003 Equity Incentive Plan (service-based).
10.2 *	Form of LTIP Unit Award Agreement under 2003 Equity Incentive Plan (performance-based).
31.1	Section 302 Certification of Arthur Coppola, Chief Executive Officer
31.2	Section 302 Certification of Thomas O'Hern, Chief Financial Officer
32.1	Section 906 Certifications of Arthur Coppola and Thomas O'Hern
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MACERICH COMPANY
		By:	/s/ THOMAS E. O'HERN
Thomas E. O'Hern
Senior Executive Vice President and Chief Financial Officer
Date:	May 6, 2016		(Principal Financial Officer)