Form 10-Q
period 2016-06-30
MACERICH CO
filed 2016-08-03
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
YES ☐       NO ☒
Number of shares outstanding as of August 2, 2016 of the registrant's common stock, par value $0.01 per share: 143,625,500 shares

THE MACERICH COMPANY
FORM 10-Q

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS:
Property, net	$7,442,988	$8,796,912
Cash and cash equivalents	73,138	86,510
Restricted cash	44,997	41,389
Tenant and other receivables, net	110,670	130,002
Deferred charges and other assets, net	488,941	564,291
Due from affiliates	70,615	83,928
Investments in unconsolidated joint ventures	1,766,330	1,532,552
Total assets	$9,997,679	$11,235,584
LIABILITIES AND EQUITY:
Mortgage notes payable:
Related parties	$178,785	$181,069
Others	3,718,404	4,427,518
Total	3,897,189	4,608,587
Bank and other notes payable	1,015,323	652,163
Accounts payable and accrued expenses	52,836	74,398
Accrued dividend	—	337,703
Other accrued liabilities	372,954	403,281
Distributions in excess of investments in unconsolidated joint ventures	21,221	24,457
Co-venture obligation	61,055	63,756
Total liabilities	5,420,578	6,164,345
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 144,678,083 and 154,404,986 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1,447	1,544
Additional paid-in capital	4,613,114	4,926,630
Accumulated deficit	(378,389)	(212,760)
Total stockholders' equity	4,236,172	4,715,414
Noncontrolling interests	340,929	355,825
Total equity	4,577,101	5,071,239
Total liabilities and equity	$9,997,679	$11,235,584
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Minimum rents	$152,448	$193,131	$303,496	$383,892
Percentage rents	2,394	2,576	5,408	5,824
Tenant recoveries	75,948	105,592	156,121	211,290
Other	17,789	15,321	30,937	28,324
Management Companies	11,325	6,174	19,942	11,799
Total revenues	259,904	322,794	515,904	641,129
Expenses:
Shopping center and operating expenses	73,910	93,877	153,234	195,541
Management Companies' operating expenses	24,299	20,239	52,199	46,707
REIT general and administrative expenses	7,681	7,550	16,310	15,972
Costs related to unsolicited takeover offer	—	11,423	—	24,995
Depreciation and amortization	85,190	119,333	172,121	239,951
	191,080	252,422	393,864	523,166
Interest expense:
Related parties	2,256	2,709	4,528	5,438
Other	38,939	52,187	76,443	102,744
	41,195	54,896	80,971	108,182
Loss (gain) on early extinguishment of debt, net	—	1,609	3,575	(636)
Total expenses	232,275	308,927	478,410	630,712
Equity in income of unconsolidated joint ventures	14,616	9,094	26,276	17,368
Co-venture expense	(3,212)	(2,813)	(6,501)	(4,943)
Income tax (expense) benefit	(514)	283	(1,831)	1,218
Gain (loss) on sale or write down of assets, net	10,915	(4,671)	445,371	(3,736)
(Loss) gain on remeasurement of assets	—	(14)	—	22,089
Net income	49,434	15,746	500,809	42,413
Less net income attributable to noncontrolling interests	4,212	1,351	34,672	3,407
Net income attributable to the Company	$45,222	$14,395	$466,137	$39,006
Earnings per common share—net income attributable to common stockholders:
Basic	$0.31	$0.09	$3.12	$0.24
Diluted	$0.31	$0.09	$3.12	$0.24
Weighted average number of common shares outstanding:
Basic	146,644,000	158,501,000	149,314,000	158,419,000
Diluted	146,769,000	158,633,000	149,459,000	158,587,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENT OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Stockholders' Equity
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2016	154,404,986	$1,544	$4,926,630	$(212,760)	$4,715,414	$355,825	$5,071,239
Net income	—	—	—	466,137	466,137	34,672	500,809
Amortization of share and unit-based plans	100,781	1	27,747	—	27,748	—	27,748
Employee stock purchases	13,024	—	834	—	834	—	834
Stock repurchases	(10,018,849)	(100)	(373,677)	(426,241)	(800,018)	—	(800,018)
Distributions declared ($1.36) per share	—	—	—	(205,525)	(205,525)	—	(205,525)
Distributions to noncontrolling interests	—	—	—	—	—	(17,956)	(17,956)
Conversion of noncontrolling interests to common shares	178,141	2	3,117	—	3,119	(3,119)	—
Redemption of noncontrolling interests	—	—	(23)	—	(23)	(7)	(30)
Adjustment of noncontrolling interests in Operating Partnership	—	—	28,486	—	28,486	(28,486)	—
Balance at June 30, 2016	144,678,083	$1,447	$4,613,114	$(378,389)	$4,236,172	$340,929	$4,577,101
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$500,809	$42,413
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on early extinguishment of debt, net	(8,453)	(636)
(Gain) loss on sale or write down of assets, net	(445,371)	3,736
Gain on remeasurement of assets	—	(22,089)
Depreciation and amortization	175,090	243,526
Amortization of net premium on mortgage notes payable	(2,063)	(12,382)
Amortization of share and unit-based plans	22,008	19,207
Straight-line rent adjustment	(2,503)	(1,663)
Amortization of above and below-market leases	(4,178)	(9,784)
Provision for doubtful accounts	2,291	3,156
Income tax expense (benefit)	1,831	(1,218)
Equity in income of unconsolidated joint ventures	(26,276)	(17,368)
Distributions of income from unconsolidated joint ventures	4,483	—
Co-venture expense	6,501	4,943
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables	4,061	10,991
Other assets	(15,930)	(4,334)
Due from affiliates	4,330	2,225
Accounts payable and accrued expenses	(15,403)	7,756
Other accrued liabilities	6,454	4,400
Net cash provided by operating activities	207,681	272,879
Cash flows from investing activities:
Acquisitions of property	—	(26,250)
Development, redevelopment, expansion and renovation of properties	(107,565)	(132,212)
Property improvements	(14,267)	(16,851)
Proceeds from notes receivable	3,161	909
Deferred leasing costs	(14,698)	(18,128)
Distributions from unconsolidated joint ventures	308,952	46,326
Contributions to unconsolidated joint ventures	(382,910)	(312,367)
Proceeds from sale of assets	695,724	1,440
Restricted cash	(3,613)	(987)
Net cash provided by (used in) investing activities	484,784	(458,120)

THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands) (Unaudited)
	For the Six Months Ended June 30,
	2016	2015
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	2,596,138	1,565,674
Payments on mortgages, bank and other notes payable	(1,929,969)	(1,120,090)
Deferred financing costs	(1,979)	(5,060)
Proceeds from share and unit-based plans	834	745
Stock repurchases	(800,018)	—
Redemption of noncontrolling interests	(30)	(189)
Contribution from noncontrolling interests	—	23
Dividends and distributions	(561,611)	(221,911)
Distributions to co-venture partner	(9,202)	(8,532)
Net cash (used in) provided by financing activities	(705,837)	210,660
Net (decrease) increase in cash and cash equivalents	(13,372)	25,419
Cash and cash equivalents, beginning of period	86,510	84,907
Cash and cash equivalents, end of period	$73,138	$110,326
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$72,224	$119,291
Non-cash investing and financing transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$24,177	$43,085
Mortgage notes payable assumed in exchange for investments in unconsolidated joint ventures	$997,695	$—
Assumption of mortgage note payable from unconsolidated joint venture	$—	$50,000
Mortgage note payable settled by deed-in-lieu of foreclosure	$—	$34,149
Acquisition of property in exchange for investment in unconsolidated joint venture	$—	$76,250
Conversion of Operating Partnership Units to common stock	$3,119	$1,559
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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of June 30, 2016, the Company was the sole general partner of and held a 93% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
The Company's sole significant asset is its investment in the Operating Partnership and as a result, substantially all of the Company's assets and liabilities represent the assets and liabilities of the Operating Partnership. In addition, the Operating Partnership has investments in a number of VIEs.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
2. Summary of Significant Accounting Policies: (Continued)

The VIEs included the following assets and liabilities:

	June 30, 2016	December 31, 2015
Assets:
Properties, net	$358,921	$362,129
Other assets	70,399	74,075
Total assets	$429,320	$436,204
Liabilities:
Mortgage notes payable	$135,199	$139,767
Other liabilities	79,296	79,984
Total liabilities	$214,495	$219,751
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
The following table reconciles the numerator and denominator used in the computation of earnings per share for the three and six months ended June 30, 2016 and 2015 (shares in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Numerator
Net income	$49,434	$15,746	$500,809	$42,413
Net income attributable to noncontrolling interests	(4,212)	(1,351)	(34,672)	(3,407)
Net income attributable to the Company	45,222	14,395	466,137	39,006
Allocation of earnings to participating securities	(170)	(147)	(557)	(295)
Numerator for basic and diluted earnings per share—net income attributable to common stockholders	$45,052	$14,248	$465,580	$38,711
Denominator
Denominator for basic earnings per share—weighted average number of common shares outstanding	146,644	158,501	149,314	158,419
Effect of dilutive securities:(1)
Share and unit-based compensation plans	125	132	145	168
Denominator for diluted earnings per share—weighted average number of common shares outstanding	146,769	158,633	149,459	158,587
Earnings per common share—net income attributable to common stockholders:
Basic	$0.31	$0.09	$3.12	$0.24
Diluted	$0.31	$0.09	$3.12	$0.24

(1)
Diluted EPS excludes 138,759 convertible preferred units for the three months ended June 30, 2016 and 2015, and 138,759 and 139,620 convertible preferred units for the six months ended June 30, 2016 and 2015, respectively, as their impact was antidilutive.

Diluted EPS excludes 10,833,354 and 10,577,945 Operating Partnership units ("OP Units") for the three months ended June 30, 2016 and 2015, respectively, and 10,826,849 and 10,547,401 OP Units for the six months ended June 30, 2016 and 2015, respectively, as their impact was antidilutive.

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
On October 30, 2015, the Company sold a 40% ownership interest in Pacific Premier Retail LLC (the "PPR Portfolio"), which owns Lakewood Center, a 2,075,000 square foot regional shopping center in Lakewood, California; Los Cerritos Center, a 1,294,000 square foot regional shopping center in Cerritos, California; South Plains Mall, a 1,127,000 square foot regional shopping center in Lubbock, Texas; and Washington Square, a 1,442,000 square foot regional shopping center in Portland, Oregon, for a total sales price of $1,258,643, resulting in a gain on the sale of assets of $311,194. The sales price was funded by a cash payment of $545,643 and the assumption of a pro rata share of the mortgage notes payable on the properties of $713,000. The Company used the cash proceeds from the sales to pay down its line of credit and for general corporate purposes, which included funding the ASR and Special Dividend (See Note 12—Stockholders' Equity). Upon completion of the sale of the ownership interest, the Company no longer has a controlling interest in the joint venture due to the substantive participation rights of the outside partner. Accordingly, the Company accounts for its investment in the PPR Portfolio under the equity method of accounting.
On January 6, 2016, the Company sold a 40% ownership interest in Arrowhead Towne Center, a 1,197,000 square foot regional shopping center in Glendale, Arizona, for $289,496, resulting in a gain on the sale of assets of $104,297. The sales price was funded by a cash payment of $129,496 and the assumption of a pro rata share of the mortgage note payable on the property of $160,000. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes, which included funding the Special Dividend (See Note 12—Stockholders' Equity). Upon completion of the sale of the ownership interest, the Company no longer has a controlling interest in the joint venture due to the substantive participation rights of the outside partner. Accordingly, the Company accounts for its investment in Arrowhead Towne Center under the equity method of accounting.
On January 14, 2016, the Company formed a joint venture, whereby the Company sold a 49% ownership interest in Deptford Mall, a 1,040,000 square foot regional shopping center in Deptford, New Jersey; FlatIron Crossing, a 1,432,000 square foot regional shopping center in Broomfield, Colorado; and Twenty Ninth Street, an 853,000 square foot regional shopping center in Boulder, Colorado (the "MAC Heitman Portfolio"), for $771,478, resulting in a gain on the sale of assets of $340,745. The sales price was funded by a cash payment of $478,608 and the assumption of a pro rata share of the mortgage notes payable on the properties of $292,870. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes. Upon completion of the sale of the ownership interest, the Company no longer has a controlling interest in the joint venture due to the substantive participation rights of the outside partner. Accordingly, the Company accounts for its investment in the MAC Heitman Portfolio under the equity method of accounting.
On March 1, 2016, the Company, through a 50/50 joint venture, acquired Country Club Plaza, a 1,300,000 square foot regional shopping center in Kansas City, Missouri, for a purchase price of $660,000. The Company funded its pro rata share of the purchase price of $330,000 from borrowings under its line of credit. On March 28, 2016, the joint venture placed a $320,000 loan on the property that bears interest at an effective rate of 3.88% and matures on April 1, 2026. The Company used its pro rata share of the proceeds to pay down its line of credit.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	June 30, 2016	December 31, 2015
Assets(1):
Properties, net	$9,235,308	$6,334,442
Other assets	603,631	507,718
Total assets	$9,838,939	$6,842,160
Liabilities and partners' capital(1):
Mortgage and other notes payable(2)	$5,098,835	$3,607,588
Other liabilities	435,191	355,634
Company's capital	2,348,081	1,585,796
Outside partners' capital	1,956,832	1,293,142
Total liabilities and partners' capital	$9,838,939	$6,842,160
Investments in unconsolidated joint ventures:
Company's capital	$2,348,081	$1,585,796
Basis adjustment(3)	(602,972)	(77,701)
	$1,745,109	$1,508,095

Assets—Investments in unconsolidated joint ventures	$1,766,330	$1,532,552
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(21,221)	(24,457)
	$1,745,109	$1,508,095

(1)
These amounts include the assets of $3,225,172 and $3,283,702 of Pacific Premier Retail LLC as of June 30, 2016 and December 31, 2015, respectively, and liabilities of $1,909,943 and $1,938,241 of Pacific Premier Retail LLC as of June 30, 2016 and December 31, 2015, respectively.

(2)
Certain mortgage notes payable could become recourse debt to the Company should the joint venture be unable to discharge the obligations of the related debt. As of June 30, 2016 and December 31, 2015, a total of $5,000 could become recourse debt to the Company. As of June 30, 2016 and December 31, 2015, the Company had an indemnity agreement from a joint venture partner for $2,500 of the guaranteed amount.

Included in mortgage and other notes payable are amounts due to an affiliate of Northwestern Mutual Life ("NML") of $269,350 and $460,872 as of June 30, 2016 and December 31, 2015, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates—Broadway Plaza. Interest expense on these borrowings was $4,992 and $8,083 for the three months ended June 30, 2016 and 2015, respectively, and $11,358 and $16,591 for the six months ended June 30, 2016 and 2015, respectively.

(3)
The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $4,669 and $260 for the three months ended June 30, 2016 and 2015, respectively, and $9,126 and $160 for the six months ended June 30, 2016 and 2015, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	Pacific Premier Retail LLC (1)	Other Joint Ventures	Total
Three Months Ended June 30, 2016
Revenues:
Minimum rents	$31,474	$119,664	$151,138
Percentage rents	343	2,624	2,967
Tenant recoveries	11,919	46,652	58,571
Other	689	12,752	13,441
Total revenues	44,425	181,692	226,117
Expenses:
Shopping center and operating expenses	9,314	58,930	68,244
Interest expense	16,055	31,266	47,321
Depreciation and amortization	26,796	60,764	87,560
Total operating expenses	52,165	150,960	203,125
Gain on sale or write down of assets, net	—	5	5
Net (loss) income	$(7,740)	$30,737	$22,997
Company's equity in net (loss) income	$(1,730)	$16,346	$14,616
Three Months Ended June 30, 2015
Revenues:
Minimum rents	$—	$71,303	$71,303
Percentage rents	—	2,807	2,807
Tenant recoveries	—	31,340	31,340
Other	—	6,843	6,843
Total revenues	—	112,293	112,293
Expenses:
Shopping center and operating expenses	—	37,481	37,481
Interest expense	—	19,397	19,397
Depreciation and amortization	—	33,099	33,099
Total operating expenses	—	89,977	89,977
Gain on sale or write down of assets, net	—	423	423
Net income	$—	$22,739	$22,739
Company's equity in net income	$—	$9,094	$9,094

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

	Pacific Premier Retail LLC (1)	Other Joint Ventures	Total
Six Months Ended June 30, 2016
Revenues:
Minimum rents	$62,057	$226,037	$288,094
Percentage rents	1,102	4,377	5,479
Tenant recoveries	23,895	90,095	113,990
Other	3,527	23,104	26,631
Total revenues	90,581	343,613	434,194
Expenses:
Shopping center and operating expenses	19,100	112,228	131,328
Interest expense	31,269	59,004	90,273
Depreciation and amortization	54,880	117,297	172,177
Total operating expenses	105,249	288,529	393,778
Net (loss) income	$(14,668)	$55,084	$40,416
Company's equity in net (loss) income	$(2,974)	$29,250	$26,276
Six Months Ended June 30, 2015
Revenues:
Minimum rents	$—	$138,825	$138,825
Percentage rents	—	4,430	4,430
Tenant recoveries	—	63,703	63,703
Other	—	14,433	14,433
Total revenues	—	221,391	221,391
Expenses:
Shopping center and operating expenses	—	79,659	79,659
Interest expense	—	39,780	39,780
Depreciation and amortization	—	62,769	62,769
Total operating expenses	—	182,208	182,208
Gain on sale or write down of assets, net	—	423	423
Net income	$—	$39,606	$39,606
Company's equity in net income	$—	$17,368	$17,368
_______________________________________________________________________________

(1)
These amounts exclude the results of operations from January 1, 2015 to June 30, 2015, as Pacific Premier Retail LLC was wholly-owned during that period. On October 30, 2015, as a result of the PPR Portfolio transaction discussed above, Pacific Premier Retail LLC was converted from wholly-owned to an unconsolidated joint venture.

Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

5.	Property, net:
Property, net consists of the following:

	June 30, 2016	December 31, 2015
Land	$1,635,761	$1,894,717
Buildings and improvements	6,527,339	7,752,892
Tenant improvements	578,102	637,355
Equipment and furnishings	164,547	169,841
Construction in progress	298,020	234,851
	9,203,769	10,689,656
Less accumulated depreciation	(1,760,781)	(1,892,744)
	$7,442,988	$8,796,912
Depreciation expense was $68,175 and $91,124 for the three months ended June 30, 2016 and 2015, respectively, and $138,078 and $181,321 for the six months ended June 30, 2016 and 2015, respectively.
The gain (loss) on sale or write down of assets, net was $10,915 and $(4,671) for the three months ended June 30, 2016 and 2015, respectively, and $445,371 and $(3,736) for the six months ended June 30, 2016 and 2015, respectively.
The gain (loss) on sale or write down of assets, net for the three and six months ended June 30, 2016 includes a gain of $24,897 on the sale of Capitola Mall and a loss of $3,058 on the sale of a former Mervyns' store (See Note 14—Dispositions).
The gain (loss) on sale or write down of assets, net for the six months ended June 30, 2016 includes a gain of $104,297 on the sale of a 40% ownership interest in Arrowhead Towne Center (See Note 4—Investments in Unconsolidated Joint Ventures) and $340,745 on the sale of a 49% ownership interest in the MAC Heitman Portfolio (See Note 4—Investments in Unconsolidated Joint Ventures).
The gain (loss) on sale or write down of assets, net for the three and six months ended June 30, 2016 includes an impairment loss of $7,188 due to the reduction of the estimated holding period of The Marketplace at Flagstaff. The gain (loss) on sale or write down of assets, net for the three and six months ended June 30, 2015 includes an impairment loss of $5,916 due to the reduction of the estimated holding period of a freestanding store.
In addition, the Company recorded a loss of $2,456 and $14,750 for the three and six months ended June 30, 2016, respectively, for adjustments to a contingent consideration obligation (See Note 13—Acquisitions).

6.	Tenant and Other Receivables, net:
Included in tenant and other receivables, net is an allowance for doubtful accounts of $2,620 and $3,072 at June 30, 2016 and December 31, 2015, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $945 and $10,940 at June 30, 2016 and December 31, 2015, respectively, and a deferred rent receivable due to straight-line rent adjustments of $54,075 and $60,790 at June 30, 2016 and December 31, 2015, respectively.
On March 17, 2014, in connection with the sale of Lake Square Mall, the Company issued a note receivable for $6,500 that bears interest at an effective rate of 6.5%, matures on March 17, 2018 and is collateralized by a trust deed on Lake Square Mall. At June 30, 2016 and December 31, 2015, the note had a balance of $6,314 and $6,351, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

7.	Deferred Charges and Other Assets, net:
Deferred charges and other assets, net consist of the following:

	June 30, 2016	December 31, 2015
Leasing	$226,596	$248,709
Intangible assets:
In-place lease values	152,871	196,969
Leasing commissions and legal costs	34,359	52,000
Above-market leases	192,104	220,847
Deferred tax assets	37,103	38,847
Deferred compensation plan assets	40,583	37,341
Other assets	57,231	70,070
	740,847	864,783
Less accumulated amortization(1)	(251,906)	(300,492)
	$488,941	$564,291

(1)
Accumulated amortization includes $85,893 and $109,453 relating to in-place lease values, leasing commissions and legal costs at June 30, 2016 and December 31, 2015, respectively. Amortization expense of in-place lease values, leasing commissions and legal costs was $8,203 and $18,667 for the three months ended June 30, 2016 and 2015, respectively, and $17,050 and $40,345 for the six months ended June 30, 2016 and 2015, respectively.

The allocated values of above-market leases and below-market leases consist of the following:

	June 30, 2016	December 31, 2015
Above-Market Leases
Original allocated value	$192,104	$220,847
Less accumulated amortization	(58,481)	(73,520)
	$133,623	$147,327
Below-Market Leases(1)
Original allocated value	$201,998	$227,063
Less accumulated amortization	(97,937)	(101,872)
	$104,061	$125,191

(1)	Below-market leases are included in other accrued liabilities.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

8.	Mortgage Notes Payable:
Mortgage notes payable at June 30, 2016 and December 31, 2015 consist of the following:

	Carrying Amount of Mortgage Notes(1)
	June 30, 2016		December 31, 2015
Property Pledged as Collateral	Related Party	Other	Related Party	Other	Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Arrowhead Towne Center(5)	$—	$—	$—	$221,194	—	$—	—
Chandler Fashion Center(6)	—	199,803	—	199,766	3.77%	625	2019
Danbury Fair Mall	109,525	109,525	111,078	111,079	5.53%	1,538	2020
Deptford Mall(7)	—	—	—	193,337	—	—	—
Deptford Mall(8)	—	—	—	13,999	—	—	—
Fashion Outlets of Chicago	—	198,781	—	198,653	2.10%	323	2020
Fashion Outlets of Niagara Falls USA	—	117,203	—	117,708	4.89%	727	2020
Flagstaff Mall(9)	—	37,000	—	37,000	8.97%	153	2015
FlatIron Crossing(7)	—	—	—	254,075	—	—	—
Freehold Raceway Mall(6)	—	222,762	—	224,836	4.20%	1,132	2018
Green Acres Mall	—	300,909	—	303,960	3.61%	1,447	2021
Kings Plaza Shopping Center	—	461,659	—	466,266	3.67%	2,229	2019
Northgate Mall(10)	—	63,662	—	63,783	3.35%	143	2017
Oaks, The	—	203,418	—	205,555	4.14%	1,064	2022
Pacific View	—	128,723	—	130,108	4.08%	668	2022
Queens Center	—	600,000	—	600,000	3.49%	1,744	2025
Santa Monica Place	—	222,209	—	224,815	2.99%	1,004	2018
SanTan Village Regional Center	—	129,192	—	130,638	3.14%	589	2019
Stonewood Center	—	102,543	—	105,494	1.80%	640	2017
Superstition Springs Center(11)	—	67,599	—	67,749	2.27%	154	2016
Towne Mall	—	21,765	—	21,956	4.48%	117	2022
Tucson La Encantada	69,260	—	69,991	—	4.23%	368	2022
Victor Valley, Mall of	—	114,529	—	114,500	4.00%	380	2024
Vintage Faire Mall	—	271,847	—	274,417	3.55%	1,255	2026
Westside Pavilion	—	145,275	—	146,630	4.49%	783	2022
	$178,785	$3,718,404	$181,069	$4,427,518

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

Property Pledged as Collateral	June 30, 2016	December 31, 2015
Arrowhead Towne Center	$—	$8,494
Deptford Mall	—	(3)
Fashion Outlets of Niagara Falls USA	4,022	4,486
Stonewood Center	3,766	5,168
Superstition Springs Center	105	263
	$7,893	$18,408
The mortgage notes payable balances also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs were $12,368 and $16,025 at June 30, 2016 and December 31, 2015, respectively.

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

(9)
On July 15, 2016, the Company conveyed Flagstaff Mall to the mortgage lender by a deed-in-lieu of foreclosure. The mortgage loan was non-recourse. As a result of the transfer, the Company was discharged from the mortgage note payable.

(10)	The loan bears interest at LIBOR plus 2.25% and matures on March 1, 2017. At June 30, 2016 and December 31, 2015, the total interest rate was 3.35% and 3.30%, respectively.

(11)	The loan bears interest at LIBOR plus 2.30% and matures on October 28, 2016. At June 30, 2016 and December 31, 2015, the total interest rate was 2.27% and 2.17%, respectively.
Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.
Most of the Company's mortgage notes payable are secured by the properties on which they are placed and are non-recourse to the Company. As of June 30, 2016 and December 31, 2015, a total of $13,500 of the mortgage notes payable could become recourse to the Company.
The Company expects that all loan maturities during the next twelve months, except for the loan on Flagstaff Mall, will be refinanced, restructured, extended and/or paid-off from the Company's line of credit or with cash on hand. On July 15, 2016, the Company conveyed Flagstaff Mall to the mortgage lender by a deed-in-lieu of foreclosure. The mortgage loan was non-recourse. As a result of the transfer, the Company was discharged from the mortgage note payable.
Total interest expense capitalized was $2,562 and $3,837 during the three months ended June 30, 2016 and 2015, respectively, and $4,865 and $6,466 during the six months ended June 30, 2016 and 2015, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
8. Mortgage Notes Payable: (Continued)

Related party mortgage notes payable are amounts due to an affiliate of NML. See Note 16—Related Party Transactions for interest expense associated with loans from NML.
The estimated fair value (Level 2 measurement) of mortgage notes payable at June 30, 2016 and December 31, 2015 was $3,946,754 and $4,628,781, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

9.	Bank and Other Notes Payable:
Bank and other notes payable consist of the following:
Line of Credit:
The Company has a $1,500,000 revolving line of credit that bore interest at LIBOR plus a spread of 1.38% to 2.0%, depending on the Company's overall leverage level, and was to mature on August 6, 2018. On July 6, 2016, the Company amended its line of credit. The amended $1,500,000 line of credit bears interest at LIBOR plus a spread of 1.30% to 1.90%, depending on the Company's overall leverage level, and matures on July 6, 2020 with a one-year extension option. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2,000,000.
Based on the Company's leverage level as of June 30, 2016, the borrowing rate on the facility was LIBOR plus 1.50%. As of June 30, 2016 and December 31, 2015, borrowings under the line of credit, were $1,015,000 and $650,000, respectively, less unamortized deferred finance costs of $5,684 and $6,967, respectively, at a total interest rate of 2.13% and 1.95%, respectively. The estimated fair value (Level 2 measurement) of the line of credit at June 30, 2016 and December 31, 2015 was $1,012,106 and $640,260, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
Prasada Note:
On March 29, 2013, the Company issued a $13,330 note payable that bears interest at 5.25% and was to mature on March 29, 2016. The maturity date of the note has been extended to May 30, 2021. The note payable is collateralized by a portion of a development reimbursement agreement with the City of Surprise, Arizona. At June 30, 2016 and December 31, 2015, the note had a balance of $6,007 and $9,130, respectively. The estimated fair value (Level 2 measurement) of the note at June 30, 2016 and December 31, 2015 was $6,470 and $9,168, respectively, based on current interest rates for comparable notes. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the collateral for the underlying debt.
As of June 30, 2016 and December 31, 2015, the Company was in compliance with all applicable financial loan covenants.

10.	Co-Venture Arrangement:
On September 30, 2009, the Company formed a joint venture, whereby a third party acquired a 49.9% interest in Freehold Raceway Mall, a 1,670,000 square foot regional shopping center in Freehold, New Jersey, and Chandler Fashion Center, a 1,319,000 square foot regional shopping center in Chandler, Arizona.
As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the venture formation, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The transaction has been accounted for as a profit-sharing arrangement, and accordingly the assets, liabilities and operations of the properties remain on the books of the Company and a co-venture obligation was established for the amount of $168,154, representing the net cash proceeds received from the third party. The co-venture obligation is increased for the allocation of income to the co-venture partner and decreased for distributions to the co-venture partner. The co-venture obligation was $61,055 and $63,756 at June 30, 2016 and December 31, 2015, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

11. Noncontrolling Interests:
The Company allocates net income of the Operating Partnership based on the weighted average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 93% ownership interest in the Operating Partnership as of June 30, 2016 and December 31, 2015. The remaining 7% limited partnership interest as of June 30, 2016 and December 31, 2015 was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the 10 trading days ending on the respective balance sheet date. Accordingly, as of June 30, 2016 and December 31, 2015, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $887,777 and $870,625, respectively.
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
Stock Buyback Program:
On September 30, 2015, the Company's Board of Directors authorized the repurchase of up to $1,200,000 of the Company's outstanding common shares over the period ending September 30, 2017, as market conditions warranted.
On November 12, 2015, the Company entered into an accelerated share repurchase program ("ASR") to repurchase $400,000 of the Company's common stock. In accordance with the ASR, the Company made a prepayment of $400,000 and received an initial share delivery of 4,140,788 shares. On January 19, 2016, the ASR was completed and the Company received delivery of an additional 970,609 shares. The average price of the 5,111,397 shares repurchased under the ASR was $78.26 per share. The ASR was funded from proceeds in connection with the financing and sale of the ownership interest in the PPR Portfolio (See Note 4—Investments in Unconsolidated Joint Ventures).
On February 17, 2016, the Company entered into an ASR to repurchase an additional $400,000 of the Company's common stock. In accordance with the ASR, the Company made a prepayment of $400,000 and received an initial share delivery of 4,222,193 shares. On April 19, 2016, the ASR was completed and the Company received delivery of an additional 861,235 shares. The average price of the 5,083,428 shares repurchased under the ASR was $78.69 per share. The ASR was funded from borrowings under the Company's line of credit, which had been recently paid down from the proceeds from the recently completed financings and sale of ownership interests (See Note 4—Investments in Unconsolidated Joint Ventures).
On May 9, 2016, the Company entered into an ASR to repurchase the remaining $400,000 of the Company's common stock authorized for repurchase. In accordance with the ASR, the Company made a prepayment of $400,000 and received an initial share delivery of 3,964,812 shares. On July 11, 2016, the ASR was completed and the Company received delivery of an additional 1,104,162 shares. The average price of the 5,068,974 shares repurchased under the ASR was $78.91 per share. The ASR was funded from borrowings under the Company's line of credit, which had been recently paid down from the proceeds from the recently completed financings and sale of ownership interests (See Note 4—Investments in Unconsolidated Joint Ventures).

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
As of June 30, 2016, $500,000 of the ATM Shares were available to be sold under the ATM Program. Actual future sales of the ATM Shares under the ATM Program will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. The Company has no obligation to sell the ATM Shares under the ATM Program.

13.	Acquisitions:
Fashion Outlets of Chicago:
On October 31, 2014, the Company purchased AWE/Talisman's ownership interest in its consolidated joint venture in Fashion Outlets of Chicago for $69,987. The purchase price was funded by a cash payment of $55,867 and the settlement of the balance on notes receivables of $14,120. The cash payment was funded by borrowings under the Company's line of credit. The purchase agreement includes contingent consideration based on the financial performance of Fashion Outlets of Chicago at an agreed upon date in 2016. The Company estimated the fair value of the contingent consideration as of June 30, 2016 to be $26,370, which has been included in other accrued liabilities. As a result of this acquisition, the noncontrolling interest of $76,141 was reversed.
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
The following are recent dispositions of properties:
On June 30, 2015, the Company conveyed Great Northern Mall, an 895,000 square foot regional shopping center in Clay, New York, to the mortgage lender by a deed-in-lieu of foreclosure and was discharged from the mortgage note payable. The loan was non-recourse to the Company. As a result, the Company recognized a loss on the extinguishment of debt of $1,627.
On November 19, 2015, the Company sold Panorama Mall, a 312,000 square foot community center in Panorama City, California, for $98,000, resulting in a gain on the sale of assets of $73,726. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On April 13, 2016, the Company sold Capitola Mall, a 586,000 square foot regional shopping center in Capitola, California, for $93,000, resulting in a gain on the sale of assets of $24,897. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On May 31, 2016, the Company sold a former Mervyn's store in Yuma, Arizona, for $3,200, resulting in a loss on the sale of assets of $3,058. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

15.	Commitments and Contingencies:
The Company has certain properties that are subject to non-cancelable operating ground leases. The leases expire at various times through 2098, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. Ground lease rent expense was $2,406 and $2,966 for the three months ended June 30, 2016 and 2015, respectively, and $4,917 and $5,911 for the six months ended June 30, 2016 and 2015, respectively. No contingent rent was incurred during the three and six months ended June 30, 2016 or 2015.
As of June 30, 2016, the Company was contingently liable for $61,002 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreements. At June 30, 2016, the Company had $45,616 in outstanding obligations which it believes will be settled in the next twelve months.

16.	Related Party Transactions:
Certain unconsolidated joint ventures have engaged the Management Companies to manage the operations of the Centers. Under these arrangements, the Management Companies are reimbursed for compensation paid to on-site employees, leasing agents and project managers at the Centers, as well as insurance costs and other administrative expenses.
The following are fees charged to unconsolidated joint ventures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Management fees	$5,016	$2,460	$8,969	$4,671
Development and leasing fees	4,236	1,588	7,197	3,480
	$9,252	$4,048	$16,166	$8,151
Certain mortgage notes on the properties are held by NML (See Note 8—Mortgage Notes Payable). Interest expense in connection with these notes was $2,256 and $2,709 for the three months ended June 30, 2016 and 2015, respectively, and $4,528 and $5,438 for the six months ended June 30, 2016 and 2015, respectively. Included in accounts payable and accrued expenses is interest payable on these notes of $747 and $756 at June 30, 2016 and December 31, 2015, respectively.
Due from affiliates includes prepaid and/or unreimbursed costs and fees from unconsolidated joint ventures due to the Management Companies. As of June 30, 2016 and December 31, 2015, the amounts due (from) to the unconsolidated joint ventures was $(3,648) and $7,467, respectively.
In addition, due from affiliates at June 30, 2016 and December 31, 2015 included a note receivable from RED/303 LLC ("RED") that bears interest at 5.25% and was to mature on May 30, 2016. The maturity date of the note has been extended to May 30, 2021. Interest income earned on this note was $97 and $131 for the three months ended June 30, 2016 and 2015, respectively, and $214 and $269 for the six months ended June 30, 2016 and 2015, respectively. The balance on this note was $6,008 and $9,252 at June 30, 2016 and December 31, 2015, respectively. RED is considered a related party because it is a partner in a joint venture development project. The note is collateralized by RED's membership interest in a development agreement.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
16. Related Party Transactions: (Continued)

Also included in due from affiliates is a note receivable from Lennar Corporation that bears interest at LIBOR plus 2% and matures upon the completion of certain milestones in connection with the development of Fashion Outlets of San Francisco. Interest income earned on this note was $525 and $450 for the three months ended June 30, 2016 and 2015, respectively, and $1,046 and $883 for the six months ended June 30, 2016 and 2015, respectively. The balance on this note was $68,255 and $67,209 at June 30, 2016 and December 31, 2015, respectively. Lennar Corporation is considered a related party because it has an ownership interest in Fashion Outlets of San Francisco.

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
On March 4, 2016, the Company granted 154,686 LTIP Units at a fair value of $79.20 per LTIP Unit that were fully vested on the grant date.
The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
LTIP Units	$5,149	$3,770	$22,548	$18,998
Stock awards	—	122	20	197
Stock units	1,002	1,136	4,374	4,333
Stock options	4	4	8	8
Phantom stock units	194	268	798	579
	$6,349	$5,300	$27,748	$24,115

The Company capitalized share and unit-based compensation costs of $781 and $561 for the three months ended June 30, 2016 and 2015, respectively, and $5,740 and $4,908 for the six months ended June 30, 2016 and 2015, respectively. Unrecognized compensation costs of share and unit-based plans at June 30, 2016 consisted of $12,807 from LTIP Units, $5,648 from stock units, $19 from stock options and $631 from phantom stock units.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
17. Share and Unit-Based Plans: (Continued)

The following table summarizes the activity of the non-vested LTIP Units, stock awards, phantom stock units and stock units:

	LTIP Units		Stock Awards		Phantom Stock Units		Stock Units
	Units	Value(1)	Shares	Value(1)	Units	Value(1)	Units	Value(1)
Balance at January 1, 2016	56,315	$73.24	1,612	$62.01	—	$—	132,086	$74.58
Granted	480,371	65.00	—	—	17,578	80.39	85,221	79.24
Vested	(154,686)	79.20	(1,612)	62.01	(9,714)	80.54	(68,879)	71.81
Forfeited	—	—	—	—	—	—	—	—
Balance at June 30, 2016	382,000	$60.47	—	$—	7,864	$80.20	148,428	$78.53

(1) Value represents the weighted average grant date fair value.
The following table summarizes the activity of the stock appreciations rights ("SARs") and stock options outstanding:

	SARs		Stock Options
	Units	Value(1)	Units	Value(1)
Balance at January 1, 2016	417,783	$55.13	10,314	$58.15
Granted	—	—	—	—
Exercised	(58,087)	53.88	—	—
Special dividend adjustment (2)	10,185	53.88	251	56.77
Balance at June 30, 2016	369,881	$53.88	10,565	$56.77

(1) Value represents the weighted average exercise price.
(2) The exercise price and number of units were adjusted such that each unit had the same fair value to the holder before and after giving effect to the payout of the Special Dividend paid on January 6, 2016 (See Note 12—Stockholders' Equity).
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
The income tax provision of the TRSs are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Current	$—	$—	$—	$—
Deferred	(514)	283	(1,831)	1,218
Income tax (expense) benefit	$(514)	$283	$(1,831)	$1,218

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
18. Income Taxes: (Continued)

The net operating loss carryforwards are currently scheduled to expire through 2035, beginning in 2024. Net deferred tax assets of $37,103 and $38,847 were included in deferred charges and other assets, net at June 30, 2016 and December 31, 2015, respectively.
The tax years 2011 through 2015 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next twelve months.

19.	Subsequent Events:
On July 6, 2016, the Company amended its line of credit. The amended $1,500,000 line of credit bears interest at LIBOR plus a spread of 1.30% to 1.90%, depending on the Company's overall leverage level, and matures on July 6, 2020 with a one-year extension option. Based on the Company's leverage level as of the amendment date, the initial borrowing rate on the facility was LIBOR plus 1.33%. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2,000,000.
On July 11, 2016, the Company completed the final ASR under its $1,200,000 stock buyback program and took delivery of an additional 1,104,162 shares. The Company repurchased a total of 5,068,974 shares with an average price of $78.91 under this ASR. The total aggregate number of shares repurchased under its $1,200,000 stock buyback program was 15,263,799 at an average price of $78.62 (See Note 12—Stockholders' Equity).
On July 15, 2016, the Company conveyed Flagstaff Mall, a 347,000 square foot regional shopping center in Flagstaff, Arizona, to the mortgage lender by a deed-in-lieu of foreclosure. The mortgage loan was non-recourse. As a result of the transfer, the Company was discharged from the mortgage note payable.
On July 22, 2016, the Company announced a dividend/distribution of $0.68 per share for common stockholders and OP Unit holders of record on August 19, 2016. All dividends/distributions will be paid 100% in cash on September 8, 2016.

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
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P. (the "Operating Partnership"). As of June 30, 2016, the Operating Partnership owned or had an ownership interest in 50 regional shopping centers and seven community/power shopping centers aggregating approximately 55 million square feet of gross leasable area. These 57 regional and community/power shopping centers are referred to hereinafter as the "Centers," unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Management Companies.
The following discussion is based primarily on the consolidated financial statements of the Company for the three and six months ended June 30, 2016 and 2015. It compares the results of operations for the three months ended June 30, 2016 to the results of operations for the three months ended June 30, 2015. It also compares the results of operations and cash flows for the six months ended June 30, 2016 to the results of operations and cash flows for the six months ended June 30, 2015. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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
On October 30, 2015, the Company sold a 40% ownership interest in Pacific Premier Retail LLC (the "PPR Portfolio"), which owns Lakewood Center, a 2,075,000 square foot regional shopping center in Lakewood, California; Los Cerritos Center, a 1,294,000 square foot regional shopping center in Cerritos, California; South Plains Mall, a 1,127,000 square foot regional shopping center in Lubbock, Texas; and Washington Square, a 1,442,000 square foot regional shopping center in Portland, Oregon, for a total sales price of $1.3 billion, resulting in a gain on the sale of assets of $311.2 million. The sales price was funded by a cash payment of $545.6 million and the assumption of a pro rata share of the mortgage notes payable on the properties of $713.0 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes, which included funding the ASR and Special Dividend (See "Other Events and Transactions"). Upon completion of the sale of the ownership interest, the Company no longer has a controlling interest in the joint venture due to the substantive participation rights of the outside partner. Accordingly, the Company accounts for its investment in the PPR Portfolio under the equity method of accounting.
On November 19, 2015, the Company sold Panorama Mall, a 312,000 square foot community center in Panorama City, California, for $98.0 million, resulting in a gain on the sale of assets of $73.7 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On January 6, 2016, the Company sold a 40% ownership interest in Arrowhead Towne Center, a 1,197,000 square foot regional shopping center in Glendale, Arizona, for $289.5 million, resulting in a gain on the sale of assets of $104.3 million. The sales price was funded by a cash payment of $129.5 million and the assumption of a pro rata share of the mortgage note payable on the property of $160.0 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes, which included funding the Special Dividend (See "Other Events and Transactions"). Upon completion of the sale of the ownership interest, the Company no longer has a controlling interest in the joint venture due to the substantive participation rights of the outside partner. Accordingly, the Company accounts for its investment in Arrowhead Towne Center under the equity method of accounting.
On January 14, 2016, the Company formed a joint venture, whereby the Company sold a 49% ownership interest in Deptford Mall, a 1,040,000 square foot regional shopping center in Deptford, New Jersey; FlatIron Crossing, a 1,432,000 square foot regional shopping center in Broomfield, Colorado; and Twenty Ninth Street, an 853,000 square foot regional shopping center in Boulder, Colorado (the "MAC Heitman Portfolio"), for $771.5 million, resulting in a gain on the sale of assets of $340.7 million. The sales price was funded by a cash payment of $478.6 million and the assumption of a pro rata share of the mortgage notes payable on the properties of $292.9 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes. Upon completion of the sale of the ownership interest, the Company no longer has a controlling interest in the joint venture due to the substantive participation rights of the outside partner. Accordingly, the Company accounts for its investment in the MAC Heitman Portfolio under the equity method of accounting.
The sale of ownership interests in the PPR Portfolio, Arrowhead Towne Center and the MAC Heitman Portfolio are collectively referred to herein as the Joint Venture Transactions.
On March 1, 2016, the Company through a 50/50 joint venture, acquired Country Club Plaza, a 1,300,000 square foot regional shopping center in Kansas City, Missouri, for a purchase price of $660.0 million. The Company funded its pro rata share of $330.0 million with borrowings under its line of credit.
On April 13, 2016, the Company sold Capitola Mall, a 586,000 square foot regional shopping center in Capitola, California, for $93.0 million, resulting in a gain on the sale of assets of $24.9 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.

On May 31, 2016, the Company sold a former Mervyn's store in Yuma, Arizona, for $3.2 million, resulting in a loss on the sale of assets of $3.1 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
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
On March 28, 2016, the Company's joint venture in Country Club Plaza placed a $320.0 million loan on the property that bears interest at an effective rate of 3.88% and matures on April 1, 2026. The Company used its share of the excess proceeds to pay down its line of credit and for general corporate purposes.
On May 27, 2016, the Company's joint venture in The Shops at North Bridge replaced the existing loan on the property with a new $375.0 million loan that bears interest at an effective rate of 3.71% and matures on June 1, 2028. The Company used its share of the excess proceeds to pay down its line of credit and for general corporate purposes.
On July 6, 2016, the Company modified and amended its line of credit. The amended $1.5 billion line of credit bears interest at LIBOR plus a spread of 1.30% to 1.90%, depending on the Company's overall leverage level, and matures on July 6, 2020 with a one-year extension option. Based on the Company's leverage level as of the amendment date, the initial borrowing rate on the facility was LIBOR plus 1.33%. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2.0 billion.
The Company’s joint venture in Village at Corte Madera has entered into a commitment to replace the existing loan on the property with a new twelve-year $225.0 million loan that will bear interest at 3.50%. The refinancing is expected to close in August 2016. The Company intends to use its share of the excess proceeds to pay down its line of credit and for general corporate purposes.
Redevelopment and Development Activities:
In February 2014, the Company's joint venture in Broadway Plaza started construction on the 235,000 square foot expansion of the 761,000 square foot regional shopping center in Walnut Creek, California. The joint venture completed a portion of the first phase of the project in November 2015 and expects the remaining portion of the first phase to be completed in the fourth quarter of 2016. The second phase will be completed through Summer 2018. The total cost of the project is estimated to be $305.0 million, with $152.5 million estimated to be the Company's pro rata share. The Company has funded $115.1 million of the total $230.2 million incurred by the joint venture as of June 30, 2016.
The Company is currently expanding Green Acres Mall, a 1,799,000 square foot regional center in Valley Stream, New York, to include a 335,000 square foot power center. The project started in July 2015 and is expected to be completed in late 2016. As of June 30, 2016, the Company has incurred $85.9 million in costs and estimates the total cost of the project to be approximately $110.0 million.
The Company's joint venture is proceeding with the development of Fashion Outlets of Philadelphia, a redevelopment of the 850,000 square foot shopping center in Philadelphia, Pennsylvania. The project is expected to be completed in 2018. The total cost of the project is estimated to be between $305.0 million and $365.0 million, with $152.5 million to $182.5 million estimated to be the Company's pro rata share. The Company has funded $37.0 million of the total $74.1 million incurred by the joint venture as of June 30, 2016.
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
On September 30, 2015, the Company's Board of Directors authorized the repurchase of up to $1.2 billion of the Company's outstanding common shares over the period ending September 30, 2017, as market conditions warrant. On November 12, 2015, the Company entered into an accelerated share repurchase program ("ASR") to repurchase $400.0 million of the Company's common stock. In accordance with the ASR, the Company made a prepayment of $400.0 million and received an initial share delivery of 4,140,788 shares. On January 19, 2016, the ASR was completed and the Company received delivery of an additional 970,609 shares. The average price of the 5,111,397 shares repurchased under the ASR was $78.26 per share. The ASR was funded from proceeds in connection with the financing and sale of the ownership interest in the PPR Portfolio (See "Acquisitions and Dispositions" and "Financing Activity").
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

On November 1, 2015, the mortgage note payable on Flagstaff Mall, a 347,000 square foot regional shopping center in Flagstaff, Arizona, went into maturity default. The mortgage note payable is a non-recourse loan. On July 15, 2016, the Company conveyed the property to the mortgage lender by a deed-in-lieu of foreclosure. As a result of the transfer, the Company was discharged from the mortgage note payable. Consequently, Flagstaff Mall has been excluded from certain 2015 and 2016 performance metrics and related discussions, including tenant sales per square foot, occupancy rates and releasing spreads (See "Results of Operations").
On February 17, 2016, the Company entered into an ASR to repurchase $400.0 million of the Company's common stock. In accordance with the ASR, the Company made a prepayment of $400.0 million and received an initial share delivery of 4,222,193 shares. On April 19, 2016, the ASR was completed and the Company received delivery of an additional 861,235 shares. The average price of the 5,083,428 shares repurchased under the ASR was $78.69 per share. The ASR was funded from borrowings under the Company's line of credit, which had been paid down from the proceeds from the recently completed Joint Venture Transactions (See "Acquisitions and Dispositions" and "Financing Activity").
On May 9, 2016, the Company entered into an ASR to repurchase the remaining $400.0 million of the Company's common stock authorized for repurchase. In accordance with the ASR, the Company made a prepayment of $400.0 million and received an initial share delivery of 3,964,812 shares. On July 11, 2016, the ASR was completed and the Company received delivery of an additional 1,104,162 shares. The average price of the 5,068,974 shares repurchased under the ASR was $78.91 per share. The ASR was funded from borrowings under the Company's line of credit, which had been recently paid down from the proceeds from the recently completed Joint Venture Transactions (See "Acquisitions and Dispositions" and "Financing Activity"). The total number of shares repurchased under the $1.2 billion stock buyback program was 15,263,799 at an average price of $78.62.
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
Revenue Recognition:
Minimum rental revenues are recognized on a straight-line basis over the term of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight line rent adjustment." Currently, 60% of the Mall Store and Freestanding Store leases contain provisions for CPI rent increases periodically throughout the term of the lease. The Company believes that using an annual multiple of CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases. Percentage rents are recognized when the tenants'

specified sales targets have been met. Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred. Other tenants pay a fixed rate and these tenant recoveries are recognized as revenues on a straight-line basis over the term of the related leases.
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
For the comparison of the three and six months ended June 30, 2016 to the three and six months ended June 30, 2015, the Redevelopment Properties are Paradise Valley Mall and Westside Pavilion.
For the comparison of the three months ended June 30, 2016 to the three months ended June 30, 2015, the Joint Venture Centers are the PPR Portfolio, Arrowhead Towne Center and the MAC Heitman Portfolio. For the comparison of the six months ended June 30, 2016 to the six months ended June 30, 2015, the Joint Venture Centers are Inland Center, the PPR Portfolio, Arrowhead Towne Center and the MAC Heitman Portfolio. The change in revenues and expenses at the Joint Venture Centers for the comparison of the three and six months ended June 30, 2016 to the three and six months ended June 30, 2015 is primarily due to the conversion of the PPR Portfolio, Arrowhead Towne Center and the MAC Heitman Portfolio from consolidated Centers to unconsolidated joint ventures.
For comparison of the three and six months ended June 30, 2016 to the three and six months ended June 30, 2015, the Disposition Properties are Capitola Mall, Panorama Mall and Great Northern Mall.
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
Tenant sales per square foot increased from $623 for the twelve months ended June 30, 2015 to $626 for the twelve months ended June 30, 2016. Occupancy rate decreased from 95.5% at June 30, 2015 to 95.0% at June 30, 2016. Releasing spreads increased 16.1% for the twelve months ended June 30, 2016. These calculations exclude Centers under development or redevelopment and property dispositions (See "Acquisitions and Dispositions" and "Other Transactions and Events" in Management's Overview and Summary). As discussed above, Flagstaff Mall was excluded for the twelve months ended June 30, 2016 (See "Other Transactions and Events" in Management's Overview and Summary).
Releasing spreads remained positive as the Company was able to lease available space at higher average rents than the expiring rental rates, resulting in a releasing spread of $7.93 per square foot ($57.31 on new and renewal leases executed compared to $49.38 on leases expiring), representing a 16.1% increase for the trailing twelve months ended June 30, 2016. The Company expects that releasing spreads will continue to be positive for the remainder of 2016 as it renews or relets leases that are scheduled to expire. These leases that are scheduled to expire represent 1.0 million square feet of the Centers, accounting for 12.2% of the gross leasable area ("GLA") of Mall Stores and Freestanding Stores, for spaces 10,000 square feet and under, as of June 30, 2016.
During the trailing twelve months ended June 30, 2016, the Company signed 317 new leases and 350 renewal leases comprising approximately 1.2 million square feet of GLA, of which 0.9 million square feet related to the consolidated Centers. The annual initial average base rent for new and renewal leases was $57.31 per square foot for the trailing twelve months ended June 30, 2016 with an average tenant allowance of $18.62 per square foot.

Comparison of Three Months Ended June 30, 2016 and 2015
Revenues:
Minimum and percentage rents (collectively referred to as "rental revenue") decreased by $40.9 million, or 20.9%, from 2015 to 2016. The decrease in rental revenue is attributed to a decrease of $49.1 million from the Joint Venture Centers and $4.3 million from the Disposition Properties offset in part by an increase of $12.4 million from the Same Centers and $0.1 million from the Redevelopment Properties. Rental revenue includes the amortization of above and below-market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below-market leases decreased from $5.1 million in 2015 to $2.5 million in 2016. The amortization of straight-line rents increased from $1.3 million in 2015 to $1.6 million in 2016. Lease termination income increased from $2.8 million in 2015 to $5.3 million in 2016. The increase at the Same Centers is primarily due to an increase in lease termination income and an increase in leasing spreads.
Tenant recoveries decreased $29.6 million, or 28.1%, from 2015 to 2016. This decrease in tenant recoveries is attributed to a decrease of $24.5 million from the Joint Venture Centers, $2.8 million from the Same Centers, $1.9 million from the Disposition Properties and $0.4 million from the Redevelopment Properties.
Management Companies' revenue increased from $6.2 million in 2015 to $11.3 million in 2016. The increase in Management Companies' revenue is due to an increase in management fees as a result of the conversion from consolidated Centers to unconsolidated joint ventures of the PPR Portfolio in 2015, Arrowhead Towne Center in 2016 and the MAC Heitman Portfolio in 2016 (See "Acquisitions and Dispositions" in Management's Overview and Summary) and an increase in development and leasing fees from other joint ventures.
Shopping Center and Operating Expenses:
Shopping center and operating expenses decreased $20.0 million, or 21.3%, from 2015 to 2016. The decrease in shopping center and operating expenses is attributed to a decrease of $19.1 million from the Joint Venture Centers and $2.3 million from the Disposition Properties offset in part by an increase of $1.4 million from the Same Centers.
Management Companies' Operating Expenses:
Management Companies' operating expenses increased $4.1 million from 2015 to 2016 as a result of the conversion from consolidated Centers to unconsolidated joint ventures of the PPR Portfolio in 2015, Arrowhead Towne Center in 2016 and the MAC Heitman Portfolio in 2016 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
REIT General and Administrative Expenses:
REIT general and administrative expenses increased by $0.1 million from 2015 to 2016.
Costs related to Unsolicited Takeover Offer:
The Company incurred $11.4 million in costs in 2015 related to evaluating and responding to an unsolicited takeover offer (See "Other Transactions and Events" in Management's Overview and Summary) with no related expense in 2016.
Depreciation and Amortization:
Depreciation and amortization decreased $34.1 million from 2015 to 2016. The decrease in depreciation and amortization is attributed to a decrease of $32.6 million from the Joint Venture Centers, $1.5 million from the Disposition Properties and $0.2 million from the Redevelopment Properties offset in part by an increase of $0.2 million from the Same Centers.
Interest Expense:
Interest expense decreased $13.7 million from 2015 to 2016. The decrease in interest expense is attributed to a decrease of $9.1 million from the Joint Venture Centers, $3.6 million from the Same Centers, $0.7 million from the term loan, $0.7 million from the Disposition Properties and $0.6 million from the Redevelopment Properties offset in part by an increase of $1.0 million from borrowings under the Company's line of credit. The decrease in interest expense at the Same Centers is primarily due to the payoff of the mortgage notes payable on Eastland Mall and Valley River Center in 2015.
The above interest expense items are net of capitalized interest, which decreased from $3.8 million in 2015 to $2.6 million in 2016.
Equity in Income of Unconsolidated Joint Ventures:
Equity in income of unconsolidated joint ventures increased $5.5 million from 2015 to 2016. The increase is primarily due to the opening of Hyatt Regency Tysons Corner Center and VITA Tysons Corner Center in 2015.

Gain (Loss) on Sale or Write Down of Assets, net:
The change in gain (loss) on sale or write down of assets, net from 2015 to 2016 was a net gain of $15.6 million, resulting from a loss of $4.7 million in 2015 and a gain of $10.9 million in 2016. The change is primarily due to the gain on the sale of Capitola Mall of $24.9 million in 2016 (See "Acquisitions and Dispositions" in Management's Overview and Summary) offset in part by the loss on the sale of a former Mervyn's store of $3.1 million in 2016 and an increase in loss or write down of other assets of $6.3 million in 2016.
Net Income:
Net income increased $33.7 million from 2015 to 2016 primarily due an increase of $15.6 million in the gain (loss) on sale or write down of assets, net and a decrease of $11.4 million in costs related to unsolicited takeover offer.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted increased 6.2% from $151.0 million in 2015 to $160.3 million in 2016. For a reconciliation of FFO attributable to common stockholders and unit holders and FFO attributable to common stockholders and unit holders—diluted to net income attributable to the Company, the most directly comparable GAAP financial measure, see "Funds From Operations ("FFO")" below.
Comparison of Six Months Ended June 30, 2016 and 2015
Revenues:
Rental revenue decreased by $80.8 million, or 20.7%, from 2015 to 2016. The decrease in rental revenue is attributed to a decrease of $95.4 million from the Joint Venture Centers and $7.2 million from the Disposition Properties offset in part by an increase of $21.8 million from the Same Centers. The amortization of above and below-market leases decreased from $9.8 million in 2015 to $4.2 million in 2016. The amortization of straight-line rents increased from $1.7 million in 2015 to $2.5 million in 2016. Lease termination income increased from $4.9 million in 2015 to $7.8 million in 2016. The increase at the Same Centers is primarily due to an increase in lease termination income and an increase in leasing spreads.
Tenant recoveries decreased $55.2 million, or 26.1%, from 2015 to 2016. This decrease in tenant recoveries is attributed to a decrease of $46.9 million from the Joint Venture Centers, $3.7 million from the Same Centers, $3.6 million from the Disposition Properties and $1.0 million from the Redevelopment Properties.
Management Companies' revenue increased from $11.8 million in 2015 to $19.9 million in 2016. The increase in Management Companies' revenue is due to an increase in management fees as a result of the conversion from consolidated Centers to unconsolidated joint ventures of the PPR Portfolio in 2015, Arrowhead Towne Center in 2016 and the MAC Heitman Portfolio in 2016 (See "Acquisitions and Dispositions" in Management's Overview and Summary) and an increase in development and leasing fees from other joint ventures.
Shopping Center and Operating Expenses:
Shopping center and operating expenses decreased $42.3 million, or 21.6%, from 2015 to 2016. The decrease in shopping center and operating expenses is attributed to a decrease of $37.4 million from the Joint Venture Centers, $4.6 million from the Disposition Properties and $0.7 million from the Redevelopment Properties offset in part by an increase of $0.4 million from the Same Centers.
Management Companies' Operating Expenses:
Management Companies' operating expenses increased $5.5 million from 2015 to 2016 due to the conversion from consolidated Centers to unconsolidated joint ventures of the PPR Portfolio in 2015, Arrowhead Towne Center in 2016 and the MAC Heitman Portfolio in 2016 (See "Acquisitions and Dispositions" in Management's Overview and Summary) and an increase in share and unit-based compensation costs.
REIT General and Administrative Expenses:
REIT general and administrative expenses increased by $0.3 million from 2015 to 2016.
Costs related to Unsolicited Takeover Offer:
The Company incurred $25.0 million in costs in 2015 related to evaluating and responding to an unsolicited takeover offer (See "Other Transactions and Events" in Management's Overview and Summary) with no related expense in 2016.

Depreciation and Amortization:
Depreciation and amortization decreased $67.8 million from 2015 to 2016. The decrease in depreciation and amortization is attributed to a decrease of $65.6 million from the Joint Venture Centers, $2.2 million from the Disposition Properties and $0.5 million from the Redevelopment Properties offset in part by an increase of $0.5 million from the Same Centers.
Interest Expense:
Interest expense decreased $27.2 million from 2015 to 2016. The decrease in interest expense was attributed to decreases of $16.4 million from the Joint Venture Centers, $6.3 million from the Same Centers, $1.6 million from the Redevelopment Properties, $1.6 million from the Disposition Properties and $1.5 million from the term loan offset in part by an increase of $0.2 million from borrowings under the Company's line of credit. The decrease in interest expense at the Same Centers is primarily due to the payoff of the mortgage notes payable on Eastland Mall and Valley River Center in 2015.
The above interest expense items are net of capitalized interest, which decreased from $6.5 million in 2015 to $4.9 million in 2016.
Equity in Income of Unconsolidated Joint Ventures:
Equity in income of unconsolidated joint ventures increased $8.9 million from 2015 to 2016. The increase is primarily due to the opening of the Hyatt Regency Tysons Corner Center and VITA Tysons Corner Center in 2015, the acquisition of an ownership interest in the Sears joint venture in 2015 and the acquisition of an ownership interest in Country Club Plaza in 2016 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Gain on Sale or Write Down of Assets, net:
The change in gain (loss) on sale or write down of assets, net from 2015 to 2016 was a net gain of $449.1 million, resulting from a loss of $3.7 million in 2015 and a gain of $445.4 million in 2016. The change is primarily due to the gain on the sale of a 49% interest in the MAC Heitman Portfolio of $340.7 million in 2016, the gain on the sale of a 40% interest in Arrowhead Towne Center of $104.3 million in 2016 and the gain on the sale of Capitola Mall of $24.9 million in 2016 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Gain on Remeasurement of Assets:
The gain on remeasurement of assets of $22.1 million in 2015 is attributed to the purchase of the remaining 50% ownership interest in Inland Center that the Company did not previously own (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Net Income:
Net income increased $458.4 million from 2015 to 2016. The increase is primarily attributed to the increase in gain on sale or write down of assets of $449.1 million as discussed above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted increased 5.9% from $284.5 million in 2015 to $301.4 million in 2016. For a reconciliation of FFO attributable to common stockholders and unit holders and FFO attributable to common stockholders and unit holders—diluted to net income attributable to the Company, the most directly comparable GAAP financial measure, see "Funds From Operations ("FFO")" below.
Operating Activities:
Cash provided by operating activities decreased from $272.9 million in 2015 to $207.7 million in 2016. The decrease is primarily due to the conversion from consolidated Centers to unconsolidated joint ventures of the PPR Portfolio in 2015, Arrowhead Towne Center in 2016 and the MAC Heitman Portfolio in 2016 (See "Acquisitions and Dispositions" in Management's Overview and Summary), changes in assets and liabilities and the results as discussed above.
Investing Activities:
Cash provided by investing activities increased $942.9 million from 2015 to 2016. The increase in cash provided by investing activities is primarily attributed to an increase in cash proceeds from the sale of assets of $694.3 million and an increase in distributions from unconsolidated joint ventures of $262.6 million.

The increase in cash proceeds from the sale of assets is attributed to the sales of ownership interests in Arrowhead Towne Center and the MAC Heitman Portfolio in 2016 and from the sale of Capitola Mall in 2016 (See "Acquisitions and Dispositions" in Management's Overview and Summary). The increase in distributions from unconsolidated joint ventures is primarily due to the receipt of the Company's share of the proceeds from the loan placed on Country Club Plaza in 2016 and from the Company's share of the net proceeds from the new loan placed on The Shops at North Bridge in 2016 (See "Financing Activity" in Management's Overview and Summary).
Financing Activities:
Cash used in financing activities increased $916.5 million from 2015 to 2016. The increase in cash used in financing activities is primarily due to an increase in payments on mortgages, bank and other notes payable of $809.9 million, the repurchases of the Company's common stock of $800.0 million (See "Other Transactions" in Management's Overview and Summary) and an increase in cash dividends and distributions of $339.7 million offset in part by an increase in proceeds from mortgages, bank and other notes payable of $1.0 billion.
Liquidity and Capital Resources
The Company anticipates meeting its liquidity needs for its operating expenses, debt service and dividend requirements for the next twelve months through cash generated from operations, working capital reserves and/or borrowings under its unsecured line of credit. The following tables summarize capital expenditures incurred at the Centers:

	For the Six Months Ended June 30,
(Dollars in thousands)	2016	2015
Consolidated Centers:
Acquisitions of property and equipment	$14,267	$43,395
Development, redevelopment, expansion and renovation of Centers	72,783	79,036
Tenant allowances	7,823	14,181
Deferred leasing charges	12,851	16,927
	$107,724	$153,539
Joint Venture Centers (at Company's pro rata share):
Acquisitions of property and equipment	$331,976	$151,746
Development, redevelopment, expansion and renovation of Centers	52,354	66,655
Tenant allowances	4,677	1,137
Deferred leasing charges	3,890	1,435
	$392,897	$220,973
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

The capital and credit markets can fluctuate and, at times, limit access to debt and equity financing for companies. As demonstrated by the Company's recent activity as discussed below and its recently amended $1.5 billion line of credit, the Company has been able to access capital; however, there is no assurance the Company will be able to do so in future periods or on similar terms and conditions. Many factors impact the Company's ability to access capital, such as its overall debt level, interest rates, interest coverage ratios and prevailing market conditions. In the event that the Company has significant tenant defaults as a result of the overall economy and general market conditions, the Company could have a decrease in cash flow from operations, which could result in increased borrowings under its line of credit. These events could result in an increase in the Company's proportion of floating rate debt, which would cause it to be subject to interest rate fluctuations in the future.
The Company has an equity distribution agreement with a number of sales agents (the "ATM Program") to issue and sell, from time to time, shares of common stock, par value $0.01 per share, having an aggregate offering price of up to $500 million (the “ATM Shares”). Sales of the ATM Shares can be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering, which includes sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange. The Company did not sell any shares under the ATM Program during the six months ended June 30, 2016.
As of June 30, 2016, $500 million of the ATM Shares were available to be sold under the ATM Program. Actual future sales of the ATM Shares will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. The Company has no obligation to sell the ATM Shares under the ATM Program.
The Company's total outstanding loan indebtedness at June 30, 2016 was $7.4 billion (consisting of $4.9 billion of consolidated debt, less $0.2 billion of noncontrolling interests, plus $2.8 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months, except for the loan on Flagstaff Mall, will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand.
The Company has a $1.5 billion revolving line of credit facility that bore interest at LIBOR plus a spread of 1.38% to 2.0%, depending on the Company's overall leverage level, and was to mature on August 6, 2018. On July 6, 2016, the Company amended its line of credit. The amended $1.5 billion line of credit bears interest at LIBOR plus a spread of 1.30% to 1.90%, depending on the Company's overall leverage level, and matures on July 6, 2020 with a one-year extension option. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2.0 billion. All obligations under the facility are unconditionally guaranteed only by the Company. Based on the Company's leverage level as of June 30, 2016, the borrowing rate on the facility was LIBOR plus 1.50%. At June 30, 2016, total borrowings under the line of credit were $1.0 billion less unamortized deferred finance costs of $5.7 million with an average effective interest rate of 2.13%.
Cash dividends and distributions for the six months ended June 30, 2016 were $561.6 million, which included $337.7 million of the Special Dividend (See "Other Transactions and Events" in Management's Overview and Summary). A total of $207.7 million was funded by operations. The remaining $353.9 million was funded from proceeds from the sale of assets, which were included in the cash flows from investing activities section of the Company's Consolidated Statement of Cash Flows.
At June 30, 2016, the Company was in compliance with all applicable loan covenants under its agreements.
At June 30, 2016, the Company had cash and cash equivalents of $73.1 million.
Off-Balance Sheet Arrangements:
The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the consolidated balance sheets of the Company as investments in unconsolidated joint ventures.
In addition, certain joint ventures also have secured debt that could become recourse debt to the Company or its subsidiaries, in excess of the Company's pro rata share, should the joint ventures be unable to discharge the obligations of the related debt. At June 30, 2016, the balance of the debt that could be recourse to the Company was $5.0 million offset in part by an indemnity agreement from a joint venture partner for $2.5 million. The maturity of the recourse debt, net of the indemnification, is $2.5 million in 2019.
Additionally, as of June 30, 2016, the Company was contingently liable for $61.0 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Contractual Obligations:
The following is a schedule of contractual obligations as of June 30, 2016 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)(1)	$5,990,305	$198,050	$1,814,186	$2,419,854	$1,558,215
Operating lease obligations(2)	235,022	13,389	19,330	14,588	187,715
Purchase obligations(2)	45,616	45,616	—	—	—
Other long-term liabilities	321,729	284,666	3,470	3,842	29,751
	$6,592,672	$541,721	$1,836,986	$2,438,284	$1,775,681
_______________________________________________________________________________

(1)	Interest payments on floating rate debt were based on rates in effect at June 30, 2016.

(2)	See Note 15—Commitments and Contingencies in the Company's Notes to Consolidated Financial Statements.

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

Funds From Operations ("FFO") (Continued)
The following reconciles net income attributable to the Company to FFO and FFO-diluted for the three and six months ended June 30, 2016 and 2015 and FFO and FFO-diluted to FFO and FFO-diluted, excluding extinguishment of debt and costs related to unsolicited takeover offer for the three and six months ended June 30, 2016 and 2015 (dollars and shares in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to the Company	$45,222	$14,395	$466,137	$39,006
Adjustments to reconcile net income attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted:
Noncontrolling interests in the Operating Partnership	3,810	961	33,795	2,596
(Gain) loss on sale or write down of assets, net—consolidated assets	(10,915)	4,671	(445,371)	3,736
Loss (gain) on remeasurement of assets—consolidated assets	—	14	—	(22,089)
Add: noncontrolling interests share of gain on sale or write down of assets—consolidated assets	—	—	—	112
Add: gain on sale of undepreciated assets—consolidated assets	225	—	2,637	944
(Gain) loss on sale or write down of assets— unconsolidated joint ventures, net(1)	(2)	(139)	2	(139)
Add: gain (loss) on sale of undepreciated assets—unconsolidated joint ventures(1)	2	142	(2)	142
Depreciation and amortization—consolidated assets	85,190	119,333	172,121	239,951
Less: noncontrolling interests in depreciation and amortization—consolidated assets	(3,731)	(3,745)	(7,425)	(7,536)
Depreciation and amortization—unconsolidated joint ventures(1)	43,640	18,658	85,516	34,269
Less: depreciation on personal property	(3,093)	(3,297)	(6,033)	(6,465)
FFO attributable to common stockholders and unit holders—basic and diluted	160,348	150,993	301,377	284,527
Loss (gain) on extinguishment of debt, net—consolidated assets	—	1,609	3,575	(636)
FFO attributable to common stockholders and unit holders excluding extinguishment of debt, net—diluted	160,348	152,602	304,952	283,891
Costs related to unsolicited takeover offer	—	11,423	—	24,995
FFO attributable to common stockholders and unit holders excluding extinguishment of debt and costs related to unsolicited takeover offer—diluted	$160,348	$164,025	$304,952	$308,886
Weighted average number of FFO shares outstanding for:
FFO attributable to common stockholders and unit holders—basic (2)	157,477	169,079	160,141	168,966
Adjustments for impact of dilutive securities in computing FFO-diluted:
Share and unit based compensation plans	125	132	145	168
FFO attributable to common stockholders and unit holders—diluted (3)	157,602	169,211	160,286	169,134

(1)	Unconsolidated joint ventures are presented at the Company's pro rata share.

(2)
Calculated based upon basic net income as adjusted to reach basic FFO. Includes 10.8 million and 10.6 million OP Units for the three months ended June 30, 2016 and 2015, respectively, and 10.8 million and 10.5 million OP Units for the six months ended June 30, 2016 and 2015, respectively.

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
The following table sets forth information as of June 30, 2016 concerning the Company's long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the twelve months ended June 30,
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long-term debt:
Fixed rate	$60,745	$580,630	$171,631	$670,794	$593,214	$1,499,372	$3,576,386	$3,620,393
Average interest rate	3.87%	3.35%	3.43%	3.74%	4.47%	3.92%	3.86%
Floating rate	131,283	—	1,015,000	200,000	—	—	1,346,283	1,344,937
Average interest rate	2.79%	—%	2.13%	2.10%	—%	—%	2.19%
Total debt—Consolidated Centers	$192,028	$580,630	$1,186,631	$870,794	$593,214	$1,499,372	$4,922,669	$4,965,330
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long-term debt (at Company's pro rata share):
Fixed rate	$72,069	$25,673	$27,103	$33,955	$146,195	$2,287,637	$2,592,632	$2,581,970
Average interest rate	5.89%	3.63%	3.63%	3.65%	3.03%	3.87%	3.86%
Floating rate	1,205	65,119	9,363	10,154	35,532	48,750	170,123	165,769
Average interest rate	2.49%	2.53%	2.34%	2.47%	2.43%	1.66%	2.24%
Total debt—Unconsolidated Joint Venture Centers	$73,274	$90,792	$36,466	$44,109	$181,727	$2,336,387	$2,762,755	$2,747,739
The consolidated Centers' total fixed rate debt at June 30, 2016 and December 31, 2015 was $3.6 billion and $4.3 billion, respectively. The average interest rate on such fixed rate debt at June 30, 2016 and December 31, 2015 was 3.86% and 3.80%, respectively. The consolidated Centers' total floating rate debt at June 30, 2016 and December 31, 2015 was $1.3 billion and $1.0 billion, respectively. The average interest rate on such floating rate debt at June 30, 2016 and December 31, 2015 was 2.19% and 2.03%, respectively.
The Company's pro rata share of the unconsolidated joint venture Centers' fixed rate debt at June 30, 2016 and December 31, 2015 was $2.6 billion and $1.8 billion, respectively. The average interest rate on such fixed rate debt at June 30, 2016 and December 31, 2015 was 3.86% and 4.13%, respectively. The Company's pro rata share of the unconsolidated joint venture Centers' floating rate debt at June 30, 2016 and December 31, 2015 was $170.1 million and $170.5 million, respectively. The average interest rate on such floating rate debt at June 30, 2016 and December 31, 2015 was 2.24% and 2.06%, respectively.
In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $15.2 million per year based on $1.5 billion of floating rate debt outstanding at June 30, 2016.
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
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of June 30, 2016, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
On June 10, 2016, the Company, as general partner of the Operating Partnership, issued 614 shares of common stock of the Company upon the redemption of 614 OP Units by a limited partner of the Operating Partnership. These shares of common stock were issued in a private placement to two limited partners of the Operating Partnership, each an accredited investor, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)
April 1, 2016 to April 30, 2016	861,235	(3)	78.69	861,235	(3)	400,000,000
May 1, 2016 to May 31, 2016	3,964,812	(4)	78.91	3,964,812	(4)	—
June 1, 2016 to June 30, 2016	—		—	—		—
	4,826,047		$78.87	4,826,047

(1)	The average price paid per share is calculated on a trade date basis.

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

(3)
On February 17, 2016, the Company entered into an additional ASR to repurchase $400.0 million of the Company's common stock. In accordance with the ASR (See Note 12—Stockholders' Equity in the Company's Notes to the Consolidated Financial Statements), the Company made a prepayment of $400.0 million and received an initial share delivery of 4,222,193 shares. On April 19, 2016, the ASR was completed and the Company received delivery of an additional 861,235 shares.

(4)
On May 9, 2016, the Company entered into an ASR to repurchase the remaining $400.0 million of the Company's common stock authorized for repurchase. In accordance with the ASR (See Note 12—Stockholders' Equity in the Company's Notes to the Consolidated Financial Statements), the Company made a prepayment of $400.0 million and received an initial share delivery of 3,964,812 shares. On July 11, 2016, the ASR was completed and the Company received delivery of an additional 1,104,162 shares.

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

3.2	Amended and Restated Bylaws of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date April 21, 2016).
10.1*	2003 Equity Incentive Plan, as amended and restated as of May 26, 2016 (incorporated by reference as an exhibit to the Company’s Current Report on Form 8-K, event date May 26, 2016).
10.2
Second Amended and Restated Credit Agreement, dated as of July 6, 2016, by and among the Company, The Macerich Partnership, L.P., Deutsche Bank AG New York Branch, as administrative agent; Deutsche Bank Securities Inc., JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC, Goldman Sachs Bank USA and U.S. Bank National Association, as joint lead arrangers and joint bookrunning managers; JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Goldman Sachs Bank USA and U.S. Bank National Association, as co-syndication agents; PNC Bank, National Association, as documentation agent; and various lenders party thereto (incorporated by reference as an exhibit to the Company’s Current Report on Form 8-K, event date July 6, 2016).

10.3
Guaranty, dated as of July 6, 2016, by the Company in favor of Deutsche Bank AG New York Branch, as administrative agent (incorporated by reference as an exhibit to the Company’s Current Report on Form 8-K, event date July 6, 2016).

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
* Represents a management contract, compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MACERICH COMPANY
		By:	/s/ THOMAS E. O'HERN
Thomas E. O'Hern
Senior Executive Vice President and Chief Financial Officer
Date:	August 3, 2016		(Principal Financial Officer)