Form 10-Q
period 2016-09-30
MACERICH CO
filed 2016-11-02
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
YES ☐       NO ☒
Number of shares outstanding as of November 1, 2016 of the registrant's common stock, par value $0.01 per share: 143,725,077 shares

THE MACERICH COMPANY
FORM 10-Q

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS:
Property, net	$7,376,768	$8,796,912
Cash and cash equivalents	84,181	86,510
Restricted cash	52,976	41,389
Tenant and other receivables, net	126,811	130,002
Deferred charges and other assets, net	478,024	564,291
Due from affiliates	69,481	83,928
Investments in unconsolidated joint ventures	1,753,524	1,532,552
Total assets	$9,941,765	$11,235,584
LIABILITIES AND EQUITY:
Mortgage notes payable:
Related parties	$177,621	$181,069
Others	3,667,537	4,427,518
Total	3,845,158	4,608,587
Bank and other notes payable	1,048,944	652,163
Accounts payable and accrued expenses	62,018	74,398
Accrued dividend	—	337,703
Other accrued liabilities	357,650	403,281
Distributions in excess of investments in unconsolidated joint ventures	77,878	24,457
Co-venture obligation	59,609	63,756
Total liabilities	5,451,257	6,164,345
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 143,853,637 and 154,404,986 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1,439	1,544
Additional paid-in capital	4,581,540	4,926,630
Accumulated deficit	(419,777)	(212,760)
Total stockholders' equity	4,163,202	4,715,414
Noncontrolling interests	327,306	355,825
Total equity	4,490,508	5,071,239
Total liabilities and equity	$9,941,765	$11,235,584
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Minimum rents	$154,018	$194,183	$457,514	$578,075
Percentage rents	3,871	5,992	9,279	11,816
Tenant recoveries	74,447	106,339	230,568	317,629
Other	12,048	14,477	42,985	42,801
Management Companies	8,983	5,271	28,925	17,070
Total revenues	253,367	326,262	769,271	967,391
Expenses:
Shopping center and operating expenses	76,310	94,950	229,544	290,491
Management Companies' operating expenses	23,285	21,012	75,484	67,719
REIT general and administrative expenses	6,930	6,688	23,240	22,660
Costs related to unsolicited takeover offer	—	209	—	25,204
Depreciation and amortization	86,976	117,486	259,097	357,437
	193,501	240,345	587,365	763,511
Interest expense:
Related parties	2,224	2,690	6,752	8,128
Other	37,759	52,266	114,202	155,010
	39,983	54,956	120,954	163,138
(Gain) loss on extinguishment of debt, net	(5,284)	27	(1,709)	(609)
Total expenses	228,200	295,328	706,610	926,040
Equity in income of unconsolidated joint ventures	11,261	10,817	37,537	28,185
Co-venture expense	(3,006)	(2,954)	(9,507)	(7,897)
Income tax (expense) benefit	(905)	859	(2,736)	2,077
(Loss) gain on sale or write down of assets, net	(19,321)	(3,342)	426,050	(7,078)
Gain on remeasurement of assets	—	—	—	22,089
Net income	13,196	36,314	514,005	78,727
Less net (loss) income attributable to noncontrolling interests	(534)	2,717	34,138	6,124
Net income attributable to the Company	$13,730	$33,597	$479,867	$72,603
Earnings per common share—net income attributable to common stockholders:
Basic	$0.09	$0.21	$3.25	$0.46
Diluted	$0.09	$0.21	$3.25	$0.45
Weighted average number of common shares outstanding:
Basic	143,923,000	158,517,000	147,504,000	158,452,000
Diluted	144,036,000	158,634,000	147,630,000	158,603,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENT OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Stockholders' Equity
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2016	154,404,986	$1,544	$4,926,630	$(212,760)	$4,715,414	$355,825	$5,071,239
Net income	—	—	—	479,867	479,867	34,138	514,005
Amortization of share and unit-based plans	136,535	2	34,131	—	34,133	—	34,133
Employee stock purchases	13,024	—	834	—	834	—	834
Stock repurchases	(11,123,011)	(111)	(416,375)	(383,532)	(800,018)	—	(800,018)
Distributions declared ($2.04) per share	—	—	—	(303,352)	(303,352)	—	(303,352)
Distributions to noncontrolling interests	—	—	—	—	—	(26,303)	(26,303)
Conversion of noncontrolling interests to common shares	422,103	4	10,716	—	10,720	(10,720)	—
Redemption of noncontrolling interests	—	—	(23)	—	(23)	(7)	(30)
Adjustment of noncontrolling interests in Operating Partnership	—	—	25,627	—	25,627	(25,627)	—
Balance at September 30, 2016	143,853,637	$1,439	$4,581,540	$(419,777)	$4,163,202	$327,306	$4,490,508
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$514,005	$78,727
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on early extinguishment of debt, net	(13,737)	(609)
(Gain) loss on sale or write down of assets, net	(426,050)	7,078
Gain on remeasurement of assets	—	(22,089)
Depreciation and amortization	263,514	362,681
Amortization of net premium on mortgage notes payable	(3,082)	(17,891)
Amortization of share and unit-based plans	27,643	23,629
Straight-line rent adjustment	(3,449)	(4,512)
Amortization of above and below-market leases	(9,115)	(13,905)
Provision for doubtful accounts	2,460	3,766
Income tax expense (benefit)	2,736	(2,077)
Equity in income of unconsolidated joint ventures	(37,537)	(28,185)
Distributions of income from unconsolidated joint ventures	5,607	2,700
Co-venture expense	9,507	7,897
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables	2,370	7,379
Other assets	(6,100)	5,232
Due from affiliates	14,729	1,756
Accounts payable and accrued expenses	(6,459)	2,770
Other accrued liabilities	(17,983)	(696)
Net cash provided by operating activities	319,059	413,651
Cash flows from investing activities:
Acquisitions of property	—	(26,250)
Development, redevelopment, expansion and renovation of properties	(153,131)	(208,485)
Property improvements	(24,638)	(34,541)
Proceeds from notes receivable	3,361	1,368
Deferred leasing costs	(21,326)	(24,797)
Distributions from unconsolidated joint ventures	411,405	66,643
Contributions to unconsolidated joint ventures	(404,283)	(336,806)
Proceeds from sale of assets	696,716	11,655
Restricted cash	(13,978)	(546)
Net cash provided by (used in) investing activities	494,126	(551,759)

THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands) (Unaudited)
	For the Nine Months Ended September 30,
	2016	2015
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	2,716,138	1,800,671
Payments on mortgages, bank and other notes payable	(2,024,965)	(1,262,628)
Deferred financing costs	(8,822)	(5,160)
Payment of finance deposits	(7,200)	(38,567)
Proceeds from share and unit-based plans	834	745
Stock repurchases	(800,018)	—
Redemption of noncontrolling interests	(30)	(221)
Contribution from noncontrolling interests	—	23
Purchase of noncontrolling interest	—	(1,593)
Settlement of contingent consideration	(10,012)	—
Dividends and distributions	(667,785)	(332,402)
Distributions to co-venture partner	(13,654)	(14,658)
Net cash (used in) provided by financing activities	(815,514)	146,210
Net (decrease) increase in cash and cash equivalents	(2,329)	8,102
Cash and cash equivalents, beginning of period	86,510	84,907
Cash and cash equivalents, end of period	$84,181	$93,009
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$113,187	$178,263
Non-cash investing and financing transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$29,777	$39,717
Mortgage notes payable assumed in exchange for investments in unconsolidated joint ventures	$997,695	$—
Assumption of mortgage note payable from unconsolidated joint venture	$—	$50,000
Mortgage note payable settled by deed-in-lieu of foreclosure	$37,000	$34,149
Acquisition of property in exchange for investment in unconsolidated joint venture	$—	$76,250
Conversion of Operating Partnership Units to common stock	$10,720	$1,559
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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of September 30, 2016, the Company was the sole general partner of and held a 93% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
2. Summary of Significant Accounting Policies: (Continued)

The Operating Partnership's VIEs included the following assets and liabilities:

	September 30, 2016	December 31, 2015
Assets:
Properties, net	$335,101	$362,129
Other assets	70,263	74,075
Total assets	$405,364	$436,204
Liabilities:
Mortgage notes payable	$134,287	$139,767
Other liabilities	82,112	79,984
Total liabilities	$216,399	$219,751
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
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash flows (Topic 230)," which amends the accounting for the statement of cash flows by providing guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for the Company beginning January 1, 2017. The Company is evaluating the impact of the adoption of this standard on its consolidated financial statements.

3.	Earnings per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of EPS for the three and nine months ended September 30, 2016 and 2015 (shares in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator
Net income	$13,196	$36,314	$514,005	$78,727
Net income attributable to noncontrolling interests	534	(2,717)	(34,138)	(6,124)
Net income attributable to the Company	13,730	33,597	479,867	72,603
Allocation of earnings to participating securities	(170)	(147)	(586)	(442)
Numerator for basic and diluted EPS—net income attributable to common stockholders	$13,560	$33,450	$479,281	$72,161
Denominator
Denominator for basic EPS—weighted average number of common shares outstanding	143,923	158,517	147,504	158,452
Effect of dilutive securities:(1)
Share and unit-based compensation plans	113	117	126	151
Denominator for diluted EPS—weighted average number of common shares outstanding	144,036	158,634	147,630	158,603
Earnings per common share—net income attributable to common stockholders:
Basic	$0.09	$0.21	$3.25	$0.46
Diluted	$0.09	$0.21	$3.25	$0.45

(1)
Diluted EPS excludes 138,759 convertible preferred units for the three months ended September 30, 2016 and 2015, and 138,759 and 139,330 convertible preferred units for the nine months ended September 30, 2016 and 2015, respectively, as their impact was antidilutive.

Diluted EPS excludes 10,666,565 and 10,576,632 Operating Partnership units ("OP Units") for the three months ended September 30, 2016 and 2015, respectively, and 10,773,029 and 10,557,254 OP Units for the nine months ended September 30, 2016 and 2015, respectively, as their impact was antidilutive.

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
On January 6, 2016, the Company sold a 40% ownership interest in Arrowhead Towne Center, a 1,197,000 square foot regional shopping center in Glendale, Arizona, for $289,496, resulting in a gain on the sale of assets of $104,259. The sales price was funded by a cash payment of $129,496 and the assumption of a pro rata share of the mortgage note payable on the property of $160,000. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes, which included funding the Special Dividend (See Note 12—Stockholders' Equity). Upon completion of the sale of the ownership interest, the Company no longer has a controlling interest in the joint venture due to the substantive participation rights of the outside partner. Accordingly, the Company accounts for its investment in Arrowhead Towne Center under the equity method of accounting.
On January 14, 2016, the Company formed a joint venture, whereby the Company sold a 49% ownership interest in Deptford Mall, a 1,039,000 square foot regional shopping center in Deptford, New Jersey; FlatIron Crossing, a 1,432,000 square foot regional shopping center in Broomfield, Colorado; and Twenty Ninth Street, an 851,000 square foot regional shopping center in Boulder, Colorado (the "MAC Heitman Portfolio"), for $771,478, resulting in a gain on the sale of assets of $340,745. The sales price was funded by a cash payment of $478,608 and the assumption of a pro rata share of the mortgage notes payable on the properties of $292,870. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes. Upon completion of the sale of the ownership interest, the Company no longer has a controlling interest in the joint venture due to the substantive participation rights of the outside partner. Accordingly, the Company accounts for its investment in the MAC Heitman Portfolio under the equity method of accounting.
On March 1, 2016, the Company, through a 50/50 joint venture, acquired Country Club Plaza, a 1,246,000 square foot regional shopping center in Kansas City, Missouri, for a purchase price of $660,000. The Company funded its pro rata share of the purchase price of $330,000 from borrowings under its line of credit. On March 28, 2016, the joint venture placed a $320,000 loan on the property that bears interest at an effective rate of 3.88% and matures on April 1, 2026. The Company used its pro rata share of the proceeds to pay down its line of credit.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	September 30, 2016	December 31, 2015
Assets(1):
Properties, net	$9,176,646	$6,334,442
Other assets	646,943	507,718
Total assets	$9,823,589	$6,842,160
Liabilities and partners' capital(1):
Mortgage and other notes payable(2)	$5,237,130	$3,607,588
Other liabilities	431,838	355,634
Company's capital	2,274,914	1,585,796
Outside partners' capital	1,879,707	1,293,142
Total liabilities and partners' capital	$9,823,589	$6,842,160
Investments in unconsolidated joint ventures:
Company's capital	$2,274,914	$1,585,796
Basis adjustment(3)	(599,268)	(77,701)
	$1,675,646	$1,508,095

Assets—Investments in unconsolidated joint ventures	$1,753,524	$1,532,552
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(77,878)	(24,457)
	$1,675,646	$1,508,095

(1)
These amounts include the assets of $3,211,370 and $3,283,702 of Pacific Premier Retail LLC as of September 30, 2016 and December 31, 2015, respectively, and liabilities of $1,908,533 and $1,938,241 of Pacific Premier Retail LLC as of September 30, 2016 and December 31, 2015, respectively.

(2)
Certain mortgage notes payable could become recourse debt to the Company should the joint venture be unable to discharge the obligations of the related debt. As of September 30, 2016 and December 31, 2015, a total of $5,000 could become recourse debt to the Company. As of September 30, 2016 and December 31, 2015, the Company had an indemnity agreement from a joint venture partner for $2,500 of the guaranteed amount.

Included in mortgage and other notes payable are amounts due to an affiliate of Northwestern Mutual Life ("NML") of $267,200 and $460,872 as of September 30, 2016 and December 31, 2015, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates—Broadway Plaza. Interest expense on these borrowings was $2,775 and $6,385 for the three months ended September 30, 2016 and 2015, respectively, and $14,133 and $22,976 for the nine months ended September 30, 2016 and 2015, respectively.

(3)
The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $4,988 and $3,348 for the three months ended September 30, 2016 and 2015, respectively, and $14,114 and $3,188 for the nine months ended September 30, 2016 and 2015, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	Pacific Premier Retail LLC (1)	Other Joint Ventures	Total
Three Months Ended September 30, 2016
Revenues:
Minimum rents	$33,332	$121,109	$154,441
Percentage rents	1,117	4,228	5,345
Tenant recoveries	11,933	48,540	60,473
Other	987	11,697	12,684
Total revenues	47,369	185,574	232,943
Expenses:
Shopping center and operating expenses	9,897	61,335	71,232
Interest expense	16,688	32,126	48,814
Depreciation and amortization	27,091	70,030	97,121
Total operating expenses	53,676	163,491	217,167
Loss on sale or write down of assets, net	—	(343)	(343)
Net (loss) income	$(6,307)	$21,740	$15,433
Company's equity in net (loss) income	$(871)	$12,132	$11,261
Three Months Ended September 30, 2015
Revenues:
Minimum rents	$—	$75,853	$75,853
Percentage rents	—	3,561	3,561
Tenant recoveries	—	32,260	32,260
Other	—	8,688	8,688
Total revenues	—	120,362	120,362
Expenses:
Shopping center and operating expenses	—	43,350	43,350
Interest expense	—	19,025	19,025
Depreciation and amortization	—	34,653	34,653
Total operating expenses	—	97,028	97,028
Gain on sale or write down of assets, net	—	3,573	3,573
Loss on extinguishment of debt	—	(3)	(3)
Net income	$—	$26,904	$26,904
Company's equity in net income	$—	$10,817	$10,817

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

	Pacific Premier Retail LLC (1)	Other Joint Ventures	Total
Nine Months Ended September 30, 2016
Revenues:
Minimum rents	$95,389	$347,146	$442,535
Percentage rents	2,219	8,605	10,824
Tenant recoveries	35,828	138,635	174,463
Other	4,514	34,801	39,315
Total revenues	137,950	529,187	667,137
Expenses:
Shopping center and operating expenses	28,997	173,563	202,560
Interest expense	47,957	91,130	139,087
Depreciation and amortization	81,971	187,327	269,298
Total operating expenses	158,925	452,020	610,945
Loss on sale or write down of assets, net	—	(343)	(343)
Net (loss) income	$(20,975)	$76,824	$55,849
Company's equity in net (loss) income	$(3,845)	$41,382	$37,537
Nine Months Ended September 30, 2015
Revenues:
Minimum rents	$—	$214,678	$214,678
Percentage rents	—	7,991	7,991
Tenant recoveries	—	95,963	95,963
Other	—	23,121	23,121
Total revenues	—	341,753	341,753
Expenses:
Shopping center and operating expenses	—	123,009	123,009
Interest expense	—	58,805	58,805
Depreciation and amortization	—	97,422	97,422
Total operating expenses	—	279,236	279,236
Gain on sale or write down of assets, net	—	3,996	3,996
Loss on extinguishment of debt	—	(3)	(3)
Net income	$—	$66,510	$66,510
Company's equity in net income	$—	$28,185	$28,185
_______________________________________________________________________________

(1)
These amounts exclude the results of operations from January 1, 2015 to September 30, 2015, as Pacific Premier Retail LLC was wholly-owned during that period. On October 30, 2015, as a result of the PPR Portfolio transaction discussed above, Pacific Premier Retail LLC was converted from wholly-owned to an unconsolidated joint venture.

Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

5.	Property, net:
Property, net consists of the following:

	September 30, 2016	December 31, 2015
Land	$1,635,074	$1,894,717
Buildings and improvements	6,502,900	7,752,892
Tenant improvements	593,970	637,355
Equipment and furnishings	170,647	169,841
Construction in progress	282,223	234,851
	9,184,814	10,689,656
Less accumulated depreciation	(1,808,046)	(1,892,744)
	$7,376,768	$8,796,912
Depreciation expense was $68,792 and $90,540 for the three months ended September 30, 2016 and 2015, respectively, and $206,870 and $271,861 for the nine months ended September 30, 2016 and 2015, respectively.
The (loss) gain on sale or write down of assets, net was $(19,321) and $(3,342) for the three months ended September 30, 2016 and 2015, respectively, and $426,050 and $(7,078) for the nine months ended September 30, 2016 and 2015, respectively.
The (loss) gain on sale or write down of assets, net for the nine months ended September 30, 2016 includes a gain of $24,897 on the sale of Capitola Mall and a loss of $3,066 on the sale of a former Mervyns' store (See Note 14—Dispositions).
The (loss) gain on sale or write down of assets, net for the nine months ended September 30, 2016 includes a gain of $104,259 on the sale of a 40% ownership interest in Arrowhead Towne Center (See Note 4—Investments in Unconsolidated Joint Ventures) and $340,745 on the sale of a 49% ownership interest in the MAC Heitman Portfolio (See Note 4—Investments in Unconsolidated Joint Ventures).
The (loss) gain on sale or write down of assets, net for the three and nine months ended September 30, 2016 includes an impairment loss of $23,335 on Promenade at Casa Grande. The (loss) gain on sale or write down of assets, net for the nine months ended September 30, 2016 also includes an impairment loss of $7,188 on The Marketplace at Flagstaff. The gain (loss) on sale or write down of assets, net for the three and nine months ended September 30, 2015 includes an impairment loss of $4,078 on Flagstaff Mall. The (loss) gain on sale or write down of assets, net for the nine months ended September 30, 2015 also includes an impairment loss of $4,566 on a freestanding store. The above impairment losses were due to to the reduction of the estimated holding period of the respective properties.
In addition, the Company recorded a gain (loss) of $2,570 and $(12,180) for the three and nine months ended September 30, 2016, respectively, for adjustments to a contingent consideration obligation (See Note 13—Acquisitions).

6.	Tenant and Other Receivables, net:
Included in tenant and other receivables, net is an allowance for doubtful accounts of $1,844 and $3,072 at September 30, 2016 and December 31, 2015, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $2,314 and $10,940 at September 30, 2016 and December 31, 2015, respectively, and a deferred rent receivable due to straight-line rent adjustments of $54,972 and $60,790 at September 30, 2016 and December 31, 2015, respectively.
On March 17, 2014, in connection with the sale of Lake Square Mall, the Company issued a note receivable for $6,500 that bears interest at an effective rate of 6.5%, matures on March 17, 2018 and is collateralized by a trust deed on Lake Square Mall. At September 30, 2016 and December 31, 2015, the note had a balance of $6,300 and $6,351, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

7.	Deferred Charges and Other Assets, net:
Deferred charges and other assets, net consist of the following:

	September 30, 2016	December 31, 2015
Leasing	$229,889	$248,709
Intangible assets:
In-place lease values	147,212	196,969
Leasing commissions and legal costs	33,755	52,000
Above-market leases	191,141	220,847
Deferred tax assets	36,265	38,847
Deferred compensation plan assets	42,073	37,341
Other assets	61,344	70,070
	741,679	864,783
Less accumulated amortization(1)	(263,655)	(300,492)
	$478,024	$564,291

(1)
Accumulated amortization includes $89,005 and $109,453 relating to in-place lease values, leasing commissions and legal costs at September 30, 2016 and December 31, 2015, respectively. Amortization expense of in-place lease values, leasing commissions and legal costs was $8,983 and $16,864 for the three months ended September 30, 2016 and 2015, respectively, and $26,033 and $57,208 for the nine months ended September 30, 2016 and 2015, respectively.

The allocated values of above-market leases and below-market leases consist of the following:

	September 30, 2016	December 31, 2015
Above-Market Leases
Original allocated value	$191,141	$220,847
Less accumulated amortization	(62,179)	(73,520)
	$128,962	$147,327
Below-Market Leases(1)
Original allocated value	$196,762	$227,063
Less accumulated amortization	(101,850)	(101,872)
	$94,912	$125,191

(1)	Below-market leases are included in other accrued liabilities.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

8.	Mortgage Notes Payable:
Mortgage notes payable at September 30, 2016 and December 31, 2015 consist of the following:

	Carrying Amount of Mortgage Notes(1)
	September 30, 2016		December 31, 2015
Property Pledged as Collateral	Related Party	Other	Related Party	Other	Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Arrowhead Towne Center(5)	$—	$—	$—	$221,194	—	$—	—
Chandler Fashion Center(6)	—	199,816	—	199,766	3.77%	625	2019
Danbury Fair Mall	108,733	108,732	111,078	111,079	5.53%	1,538	2020
Deptford Mall(7)	—	—	—	193,337	—	—	—
Deptford Mall(8)	—	—	—	13,999	—	—	—
Fashion Outlets of Chicago(9)	—	198,875	—	198,653	2.18%	337	2020
Fashion Outlets of Niagara Falls USA	—	116,495	—	117,708	4.89%	727	2020
Flagstaff Mall(10)	—	—	—	37,000	—	—	—
FlatIron Crossing(7)	—	—	—	254,075	—	—	—
Freehold Raceway Mall(6)	—	221,709	—	224,836	4.20%	1,132	2018
Green Acres Mall	—	299,375	—	303,960	3.61%	1,447	2021
Kings Plaza Shopping Center	—	459,342	—	466,266	3.67%	2,229	2019
Northgate Mall(11)	—	63,549	—	63,783	3.40%	147	2017
Oaks, The	—	202,332	—	205,555	4.14%	1,064	2022
Pacific View	—	128,021	—	130,108	4.08%	668	2022
Queens Center	—	600,000	—	600,000	3.49%	1,744	2025
Santa Monica Place	—	220,901	—	224,815	2.99%	1,004	2018
SanTan Village Regional Center	—	128,466	—	130,638	3.14%	589	2019
Stonewood Center	—	101,048	—	105,494	1.80%	640	2017
Superstition Springs Center(12)	—	67,525	—	67,749	2.35%	159	2016
Towne Mall	—	21,670	—	21,956	4.48%	117	2022
Tucson La Encantada	68,888	—	69,991	—	4.23%	368	2022
Victor Valley, Mall of	—	114,544	—	114,500	4.00%	380	2024
Vintage Faire Mall	—	270,556	—	274,417	3.55%	1,256	2026
Westside Pavilion	—	144,581	—	146,630	4.49%	783	2022
	$177,621	$3,667,537	$181,069	$4,427,518

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

Property Pledged as Collateral	September 30, 2016	December 31, 2015
Arrowhead Towne Center	$—	$8,494
Deptford Mall	—	(3)
Fashion Outlets of Niagara Falls USA	3,790	4,486
Stonewood Center	3,058	5,168
Superstition Springs Center	26	263
	$6,874	$18,408
The mortgage notes payable balances also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs were $11,567 and $16,025 at September 30, 2016 and December 31, 2015, respectively.

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

(8)	On March 1, 2016, the Company paid off in full the loan on the property.

(9)	The loan bears interest at LIBOR plus 1.50% and matures on March 31, 2020. At September 30, 2016 and December 31, 2015, the total interest rate was 2.18% and 1.84%, respectively.

(10)
On July 15, 2016, the Company conveyed the property to the mortgage lender by a deed-in-lieu of foreclosure, which resulted in a gain of $5,284 on the extinguishment of debt (See Note 14—Dispositions).

(11)	The loan bears interest at LIBOR plus 2.25% and matures on March 1, 2017. At September 30, 2016 and December 31, 2015, the total interest rate was 3.40% and 3.30%, respectively.

(12)	On October 14, 2016, the Company paid off in full the loan on the property.
Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.
Most of the Company's mortgage notes payable are secured by the properties on which they are placed and are non-recourse to the Company. As of September 30, 2016 and December 31, 2015, a total of $13,500 of the mortgage notes payable could become recourse to the Company.
The Company expects that all loan maturities during the next twelve months will be refinanced, restructured, extended and/or paid-off from the Company's line of credit or with cash on hand.
Total interest expense capitalized was $2,707 and $3,629 during the three months ended September 30, 2016 and 2015, respectively, and $7,572 and $10,095 during the nine months ended September 30, 2016 and 2015, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
8. Mortgage Notes Payable: (Continued)

Related party mortgage notes payable are amounts due to an affiliate of NML. See Note 16—Related Party Transactions for interest expense associated with loans from NML.
The estimated fair value (Level 2 measurement) of mortgage notes payable at September 30, 2016 and December 31, 2015 was $3,893,668 and $4,628,781, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

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
Based on the Company's leverage level as of September 30, 2016, the borrowing rate on the facility was LIBOR plus 1.45%. As of September 30, 2016 and December 31, 2015, borrowings under the line of credit, were $1,055,000 and $650,000, respectively, less unamortized deferred finance costs of $11,877 and $6,967, respectively, at a total interest rate of 2.15% and 1.95%, respectively. The estimated fair value (Level 2 measurement) of the line of credit at September 30, 2016 and December 31, 2015 was $1,035,830 and $640,260, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
Prasada Note:
On March 29, 2013, the Company issued a $13,330 note payable that bears interest at 5.25% and was to mature on March 29, 2016. The maturity date of the note has been extended to May 30, 2021. The note payable is collateralized by a portion of a development reimbursement agreement with the City of Surprise, Arizona. At September 30, 2016 and December 31, 2015, the note had a balance of $5,821 and $9,130, respectively. The estimated fair value (Level 2 measurement) of the note at September 30, 2016 and December 31, 2015 was $6,211 and $9,168, respectively, based on current interest rates for comparable notes. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the collateral for the underlying debt.
As of September 30, 2016 and December 31, 2015, the Company was in compliance with all applicable financial loan covenants.

10.	Co-Venture Arrangement:
On September 30, 2009, the Company formed a joint venture, whereby a third party acquired a 49.9% interest in Freehold Raceway Mall, a 1,674,000 square foot regional shopping center in Freehold, New Jersey, and Chandler Fashion Center, a 1,319,000 square foot regional shopping center in Chandler, Arizona.
As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the venture formation, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The transaction has been accounted for as a profit-sharing arrangement, and accordingly the assets, liabilities and operations of the properties remain on the books of the Company and a co-venture obligation was established for the amount of $168,154, representing the net cash proceeds received from the third party. The co-venture obligation is increased for the allocation of income to the co-venture partner and decreased for distributions to the co-venture partner. The co-venture obligation was $59,609 and $63,756 at September 30, 2016 and December 31, 2015, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

11. Noncontrolling Interests:
The Company allocates net income of the Operating Partnership based on the weighted average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 93% ownership interest in the Operating Partnership as of September 30, 2016 and December 31, 2015. The remaining 7% limited partnership interest as of September 30, 2016 and December 31, 2015 was owned by certain of the Company's executive officers and directors, certain of their affiliates and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the 10 trading days ending on the respective balance sheet date. Accordingly, as of September 30, 2016 and December 31, 2015, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $864,182 and $870,625, respectively.
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
As of September 30, 2016, $500,000 of the ATM Shares were available to be sold under the ATM Program. Actual future sales of the ATM Shares under the ATM Program will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. The Company has no obligation to sell the ATM Shares under the ATM Program.

13.	Acquisitions:
Fashion Outlets of Chicago:
On October 31, 2014, the Company purchased AWE/Talisman's ownership interest in its consolidated joint venture in Fashion Outlets of Chicago for $69,987. The purchase price was funded by a cash payment of $55,867 and the settlement of the balance on notes receivables of $14,120. The cash payment was funded by borrowings under the Company's line of credit. The purchase agreement included contingent consideration based on the financial performance of Fashion Outlets of Chicago at an agreed upon date in 2016. On August 19, 2016, the Company paid $23,800 in full settlement of the contingent consideration obligation.
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
On May 31, 2016, the Company sold a former Mervyn's store in Yuma, Arizona, for $3,200, resulting in a loss on the sale of assets of $3,066. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
14. Dispositions: (Continued)

On July 15, 2016, the Company conveyed Flagstaff Mall, a 347,000 square foot regional shopping center in Flagstaff, Arizona, to the mortgage lender by a deed-in-lieu of foreclosure and was discharged from the mortgage note payable. The loan was non-recourse to the Company. As a result, the Company recognized a gain on the extinguishment of debt of $5,284.

15.	Commitments and Contingencies:
The Company has certain properties that are subject to non-cancelable operating ground leases. The leases expire at various times through 2098, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. Ground lease rent expense was $2,395 and $2,968 for the three months ended September 30, 2016 and 2015, respectively, and $7,312 and $8,879 for the nine months ended September 30, 2016 and 2015, respectively. No contingent rent was incurred during the three and nine months ended September 30, 2016 or 2015.
As of September 30, 2016, the Company was contingently liable for $61,002 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreements. At September 30, 2016, the Company had $39,418 in outstanding obligations which it believes will be settled in the next twelve months.

16.	Related Party Transactions:
Certain unconsolidated joint ventures have engaged the Management Companies to manage the operations of the Centers. Under these arrangements, the Management Companies are reimbursed for compensation paid to on-site employees, leasing agents and project managers at the Centers, as well as insurance costs and other administrative expenses.
The following are fees charged to unconsolidated joint ventures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Management fees	$4,271	$2,321	$13,240	$6,993
Development and leasing fees	2,952	1,721	10,149	5,201
	$7,223	$4,042	$23,389	$12,194
Certain mortgage notes on the properties are held by NML (See Note 8—Mortgage Notes Payable). Interest expense in connection with these notes was $2,224 and $2,690 for the three months ended September 30, 2016 and 2015, respectively, and $6,752 and $8,128 for the nine months ended September 30, 2016 and 2015, respectively. Included in accounts payable and accrued expenses is interest payable on these notes of $742 and $756 at September 30, 2016 and December 31, 2015, respectively.
Due from affiliates includes prepaid and/or unreimbursed costs and fees from unconsolidated joint ventures due to the Management Companies. As of September 30, 2016 and December 31, 2015, the amounts due (from) to the unconsolidated joint ventures was $(5,179) and $7,467, respectively.
In addition, due from affiliates at September 30, 2016 and December 31, 2015 included a note receivable from RED/303 LLC ("RED") that bears interest at 5.25% and was to mature on May 30, 2016. The maturity date of the note has been extended to May 30, 2021. Interest income earned on this note was $81 and $128 for the three months ended September 30, 2016 and 2015, respectively, and $294 and $397 for the nine months ended September 30, 2016 and 2015, respectively. The balance on this note was $5,822 and $9,252 at September 30, 2016 and December 31, 2015, respectively. RED is considered a related party

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
16. Related Party Transactions: (Continued)

because it is a partner in a joint venture development project. The note is collateralized by RED's membership interest in a development agreement.
Also included in due from affiliates is a note receivable from Lennar Corporation that bears interest at LIBOR plus 2% and matures upon the completion of certain milestones in connection with the development of Fashion Outlets of San Francisco. Interest income earned on this note was $583 and $468 for the three months ended September 30, 2016 and 2015, respectively, and $1,629 and $1,351 for the nine months ended September 30, 2016 and 2015, respectively. The balance on this note was $68,838 and $67,209 at September 30, 2016 and December 31, 2015, respectively. Lennar Corporation is considered a related party because it has an ownership interest in Fashion Outlets of San Francisco.

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
On March 4, 2016, the Company granted 154,686 LTIP Units at a fair value of $79.20 per LTIP Unit that were fully vested on the grant date.
The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
LTIP Units	$5,204	$3,812	$27,752	$22,810
Stock awards	—	28	20	225
Stock units	965	881	5,339	5,214
Stock options	4	4	12	12
Phantom stock units	212	248	1,010	827
	$6,385	$4,973	$34,133	$29,088

The Company capitalized share and unit-based compensation costs of $750 and $551 for the three months ended September 30, 2016 and 2015, respectively, and $6,490 and $5,459 for the nine months ended September 30, 2016 and 2015, respectively. Unrecognized compensation costs of share and unit-based plans at September 30, 2016 consisted of $7,602 from LTIP Units, $4,696 from stock units, $15 from stock options and $610 from phantom stock units.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
17. Share and Unit-Based Plans: (Continued)

The following table summarizes the activity of the non-vested LTIP Units, stock awards, phantom stock units and stock units:

	LTIP Units		Stock Awards		Phantom Stock Units		Stock Units
	Units	Value(1)	Shares	Value(1)	Units	Value(1)	Units	Value(1)
Balance at January 1, 2016	56,315	$73.24	1,612	$62.01	—	$—	132,086	$74.58
Granted	480,371	65.00	—	—	19,814	80.99	85,388	79.25
Vested	(154,686)	79.20	(1,612)	62.01	(12,319)	80.73	(69,046)	71.83
Forfeited	—	—	—	—	—	—	—	—
Balance at September 30, 2016	382,000	$60.47	—	$—	7,495	$81.42	148,428	$78.53

(1) Value represents the weighted average grant date fair value.
The following table summarizes the activity of the stock appreciations rights ("SARs") and stock options outstanding:

	SARs		Stock Options
	Units	Value(1)	Units	Value(1)
Balance at January 1, 2016	417,783	$55.13	10,314	$58.15
Granted	—	—	—	—
Exercised	(143,822)	53.73	—	—
Special dividend adjustment (2)	10,185	53.88	251	56.77
Balance at September 30, 2016	284,146	$53.85	10,565	$56.77

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
The income tax provision of the TRSs are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Current	$(68)	$—	$(154)	$—
Deferred	(837)	859	(2,582)	2,077
Income tax (expense) benefit	$(905)	$859	$(2,736)	$2,077

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
18. Income Taxes: (Continued)

The net operating loss carryforwards are currently scheduled to expire through 2035, beginning in 2024. Net deferred tax assets of $36,265 and $38,847 were included in deferred charges and other assets, net at September 30, 2016 and December 31, 2015, respectively.
The tax years 2011 through 2015 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next twelve months.

19.	Subsequent Events:
On October 6, 2016, the Company placed a $325,000 loan on Fresno Fashion Fair that bears interest at an effective rate of 3.67% and matures on November 1, 2026. The Company used the proceeds to pay down its line of credit and for general corporate purposes.
On October 14, 2016, the Company paid off in full the loan on Superstition Springs Center from borrowings on its line of credit.
On October 21, 2016, the Company announced a dividend/distribution of $0.71 per share for common stockholders and OP Unit holders of record on November 11, 2016. All dividends/distributions will be paid 100% in cash on December 2, 2016.

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
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P. (the "Operating Partnership"). As of September 30, 2016, the Operating Partnership owned or had an ownership interest in 50 regional shopping centers and seven community/power shopping centers aggregating approximately 56 million square feet of gross leasable area. These 57 regional and community/power shopping centers are referred to hereinafter as the "Centers," unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Management Companies.
The following discussion is based primarily on the consolidated financial statements of the Company for the three and nine months ended September 30, 2016 and 2015. It compares the results of operations for the three months ended September 30, 2016 to the results of operations for the three months ended September 30, 2015. It also compares the results of operations and cash flows for the nine months ended September 30, 2016 to the results of operations and cash flows for the nine months ended September 30, 2015. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
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
On January 14, 2016, the Company formed a joint venture, whereby the Company sold a 49% ownership interest in Deptford Mall, a 1,039,000 square foot regional shopping center in Deptford, New Jersey; FlatIron Crossing, a 1,432,000 square foot regional shopping center in Broomfield, Colorado; and Twenty Ninth Street, an 851,000 square foot regional shopping center in Boulder, Colorado (the "MAC Heitman Portfolio"), for $771.5 million, resulting in a gain on the sale of assets of $340.7 million. The sales price was funded by a cash payment of $478.6 million and the assumption of a pro rata share of the mortgage notes payable on the properties of $292.9 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes. Upon completion of the sale of the ownership interest, the Company no longer has a controlling interest in the joint venture due to the substantive participation rights of the outside partner. Accordingly, the Company accounts for its investment in the MAC Heitman Portfolio under the equity method of accounting.
The sale of ownership interests in the PPR Portfolio, Arrowhead Towne Center and the MAC Heitman Portfolio are collectively referred to herein as the Joint Venture Transactions.
On March 1, 2016, the Company through a 50/50 joint venture, acquired Country Club Plaza, a 1,246,000 square foot regional shopping center in Kansas City, Missouri, for a purchase price of $660.0 million. The Company funded its pro rata share of $330.0 million with borrowings under its line of credit.

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
On August 5, 2016, the Company’s joint venture in The Village at Corte Madera replaced the existing loan on the property with a new $225.0 million loan that bears interest at an effective rate of 3.53% and matures on September 1, 2028. The Company used its share of the excess proceeds to pay down its line of credit and for general corporate purposes.
On October 6, 2016, the Company placed a $325.0 million loan on Fresno Fashion Fair that bears interest at an effective rate of 3.67% and matures on November 1, 2026. The Company used the proceeds to pay down its line of credit and for general corporate purposes.
Redevelopment and Development Activities:
In February 2014, the Company's joint venture in Broadway Plaza started construction on the 235,000 square foot expansion of the 921,000 square foot regional shopping center in Walnut Creek, California. The joint venture completed a portion of the first phase of the project in November 2015 and the remaining portion of the first phase was completed in September 2016. The second phase will be completed through Summer 2018. The total cost of the project is estimated to be $305.0 million, with $152.5 million estimated to be the Company's pro rata share. The Company has funded $121.9 million of the total $243.8 million incurred by the joint venture as of September 30, 2016.
The Company is currently developing Green Acres Commons, a 335,000 square foot community center adjacent to Green Acres Mall, in Valley Stream, New York. The project started in July 2015 and opened in October 2016. As of September 30, 2016, the Company has incurred $96.3 million in costs and estimates the total cost of the project to be approximately $110.0 million.
The Company's joint venture is proceeding with the development of Fashion Outlets of Philadelphia, a redevelopment of an 850,000 square foot shopping center in Philadelphia, Pennsylvania. The project is expected to be completed in 2018. The total cost of the project is estimated to be between $305.0 million and $365.0 million, with $152.5 million to $182.5 million estimated to be the Company's pro rata share. The Company has funded $40.1 million of the total $80.1 million incurred by the joint venture as of September 30, 2016.
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
On July 15, 2016, the Company conveyed Flagstaff Mall, a 347,000 square foot regional shopping center in Flagstaff, Arizona, to the mortgage lender by a deed-in-lieu of foreclosure and was discharged from the mortgage note payable. The mortgage note payable was a non-recourse loan. As a result, the Company recognized a gain of $5.3 million on the extinguishment of debt.
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
For the comparison of the three and nine months ended September 30, 2016 to the three and nine months ended September 30, 2015, the Redevelopment Properties are Green Acres Commons, Paradise Valley Mall and Westside Pavilion.
For the comparison of the three months ended September 30, 2016 to the three months ended September 30, 2015, the Joint Venture Centers are the PPR Portfolio, Arrowhead Towne Center and the MAC Heitman Portfolio. For the comparison of the nine months ended September 30, 2016 to the nine months ended September 30, 2015, the Joint Venture Centers are Inland Center, the PPR Portfolio, Arrowhead Towne Center and the MAC Heitman Portfolio. The change in revenues and expenses at the Joint Venture Centers for the comparison of the three and nine months ended September 30, 2016 to the three and nine months ended September 30, 2015 is primarily due to the conversion of the PPR Portfolio, Arrowhead Towne Center and the MAC Heitman Portfolio from consolidated Centers to unconsolidated joint ventures.
For comparison of the three and nine months ended September 30, 2016 to the three and nine months ended September 30, 2015, the Disposition Properties are Flagstaff Mall, Capitola Mall, Panorama Mall and Great Northern Mall.
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
Tenant sales per square foot decreased from $630 for the twelve months ended September 30, 2015 to $626 for the twelve months ended September 30, 2016. Occupancy rate decreased from 95.4% at September 30, 2015 to 95.3% at September 30, 2016. Releasing spreads increased 16.1% for the twelve months ended September 30, 2016. These calculations exclude Centers under development or redevelopment and property dispositions (See "Acquisitions and Dispositions" and "Other Transactions and Events" in Management's Overview and Summary).
Releasing spreads remained positive as the Company was able to lease available space at higher average rents than the expiring rental rates, resulting in a releasing spread of $7.84 per square foot ($56.52 on new and renewal leases executed compared to $48.68 on leases expiring), representing a 16.1% increase for the trailing twelve months ended September 30, 2016. The Company expects that releasing spreads will continue to be positive for the remainder of 2016 as it renews or relets leases that are scheduled to expire. These leases that are scheduled to expire represent 1.0 million square feet of the Centers, accounting for 12.9% of the gross leasable area ("GLA") of Mall Stores and Freestanding Stores, for spaces 10,000 square feet and under, as of September 30, 2016.
During the trailing twelve months ended September 30, 2016, the Company signed 283 new leases and 356 renewal leases comprising approximately 1.2 million square feet of GLA, of which 0.8 million square feet related to the consolidated Centers. The annual initial average base rent for new and renewal leases was $56.52 per square foot for the trailing twelve months ended September 30, 2016 with an average tenant allowance of $13.54 per square foot.

Comparison of Three Months Ended September 30, 2016 and 2015
Revenues:
Minimum and percentage rents (collectively referred to as "rental revenue") decreased by $42.3 million, or 21.1%, from 2015 to 2016. The decrease in rental revenue is attributed to a decrease of $50.9 million from the Joint Venture Centers and $4.3 million from the Disposition Properties offset in part by an increase of $12.6 million from the Same Centers and $0.3 million from the Redevelopment Properties. Rental revenue includes the amortization of above and below-market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below-market leases increased from $4.1 million in 2015 to $4.9 million in 2016. The amortization of straight-line rents decreased from $2.8 million in 2015 to $0.9 million in 2016. Lease termination income increased from $3.1 million in 2015 to $7.8 million in 2016. The increase in rental revenue at the Same Centers is primarily due to an increase in lease termination income and an increase in leasing spreads.
Tenant recoveries decreased $31.9 million, or 30.0%, from 2015 to 2016. This decrease in tenant recoveries is attributed to a decrease of $25.3 million from the Joint Venture Centers, $4.8 million from the Same Centers, $1.7 million from the Disposition Properties and $0.1 million from the Redevelopment Properties.
Management Companies' revenue increased from $5.3 million in 2015 to $9.0 million in 2016. The increase in Management Companies' revenue is due to an increase in management fees as a result of the conversion from consolidated Centers to unconsolidated joint ventures of the PPR Portfolio in 2015, Arrowhead Towne Center in 2016 and the MAC Heitman Portfolio in 2016 (See "Acquisitions and Dispositions" in Management's Overview and Summary) and an increase in development and leasing fees from other joint ventures.
Shopping Center and Operating Expenses:
Shopping center and operating expenses decreased $18.6 million, or 19.6%, from 2015 to 2016. The decrease in shopping center and operating expenses is attributed to a decrease of $19.4 million from the Joint Venture Centers and $1.8 million from the Disposition Properties offset in part by an increase of $2.1 million from the Same Centers and $0.5 million from the Redevelopment Properties.
Management Companies' Operating Expenses:
Management Companies' operating expenses increased $2.3 million from 2015 to 2016 as a result of the conversion from consolidated Centers to unconsolidated joint ventures of the PPR Portfolio in 2015, Arrowhead Towne Center in 2016 and the MAC Heitman Portfolio in 2016 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
REIT General and Administrative Expenses:
REIT general and administrative expenses increased by $0.2 million from 2015 to 2016.
Depreciation and Amortization:
Depreciation and amortization decreased $30.5 million from 2015 to 2016. The decrease in depreciation and amortization is attributed to a decrease of $31.9 million from the Joint Venture Centers, $1.6 million from the Disposition Properties and $0.1 million from the Redevelopment Properties offset in part by an increase of $3.1 million from the Same Centers.
Interest Expense:
Interest expense decreased $15.0 million from 2015 to 2016. The decrease in interest expense is attributed to a decrease of $10.6 million from the Joint Venture Centers, $5.4 million from the Same Centers, $0.7 million from the term loan and $0.3 million from the Disposition Properties offset in part by an increase of $1.0 million from borrowings under the Company's line of credit and $1.0 million from the Redevelopment Properties. The decrease in interest expense at the Same Centers is primarily due to the payoff of the mortgage notes payable on Eastland Mall and Valley River Center in 2015.
The above interest expense items are net of capitalized interest, which decreased from $3.6 million in 2015 to $2.7 million in 2016.
(Gain) loss on Extinguishment of Debt, net:
Gain on extinguishment of debt, net increased $5.3 million from 2015 to 2016. The increase in gain on extinguishment of debt, net is primarily due to the settlement of the mortgage note payable on Flagstaff Mall by a deed-in-lieu of foreclosure in 2016 (See “Other Transactions and Events” in Management’s Overview and Summary).

Equity in Income of Unconsolidated Joint Ventures:
Equity in income of unconsolidated joint ventures increased $0.4 million from 2015 to 2016.
(Loss) Gain on Sale or Write Down of Assets, net:
Loss on sale or write down of assets, net increased $16.0 million from 2015 to 2016. The increase in loss on sale or write down of assets is primarily due to an increase in loss on impairment of $19.0 million offset in part by a reduction of $2.6 million from a contingent consideration obligation in 2016. The increase in impairment loss is due to the reduction in the estimated holding period of Promenade at Casa Grande.
Net Income:
Net income decreased $23.1 million from 2015 to 2016 primarily due a decrease of $72.9 million in total revenues and an increase of $16.0 million in the loss on sale or write down of assets, net offset in part by a decrease of $67.1 million in total expenses.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted decreased 6.0% from $170.5 million in 2015 to $160.3 million in 2016. For a reconciliation of FFO attributable to common stockholders and unit holders and FFO attributable to common stockholders and unit holders—diluted to net income attributable to the Company, the most directly comparable GAAP financial measure, see "Funds From Operations ("FFO")" below.
Comparison of Nine Months Ended September 30, 2016 and 2015
Revenues:
Rental revenue decreased by $123.1 million, or 20.9%, from 2015 to 2016. The decrease in rental revenue is attributed to a decrease of $146.2 million from the Joint Venture Centers and $11.5 million from the Disposition Properties offset in part by an increase of $34.2 million from the Same Centers. and $0.4 million from the Redevelopment Properties. The amortization of above and below-market leases decreased from $13.9 million in 2015 to $9.1 million in 2016. The amortization of straight-line rents decreased from $4.5 million in 2015 to $3.4 million in 2016. Lease termination income increased from $8.0 million in 2015 to $15.5 million in 2016. The increase in rental revenue at the Same Centers is primarily due to an increase in lease termination income and an increase in leasing spreads.
Tenant recoveries decreased $87.1 million, or 27.4%, from 2015 to 2016. The decrease in tenant recoveries is attributed to a decrease of $72.0 million from the Joint Venture Centers, $8.6 million from the Same Centers, $5.4 million from the Disposition Properties and $1.1 million from the Redevelopment Properties.
Management Companies' revenue increased from $17.1 million in 2015 to $28.9 million in 2016. The increase in Management Companies' revenue is due to an increase in management fees as a result of the conversion from consolidated Centers to unconsolidated joint ventures of the PPR Portfolio in 2015, Arrowhead Towne Center in 2016 and the MAC Heitman Portfolio in 2016 (See "Acquisitions and Dispositions" in Management's Overview and Summary) and an increase in development and leasing fees from other joint ventures.
Shopping Center and Operating Expenses:
Shopping center and operating expenses decreased $60.9 million, or 21.0%, from 2015 to 2016. The decrease in shopping center and operating expenses is attributed to a decrease of $56.3 million from the Joint Venture Centers, $6.4 million from the Disposition Properties and $0.2 million from the Redevelopment Properties offset in part by an increase of $2.0 million from the Same Centers.
Management Companies' Operating Expenses:
Management Companies' operating expenses increased $7.8 million from 2015 to 2016 due to the conversion from consolidated Centers to unconsolidated joint ventures of the PPR Portfolio in 2015, Arrowhead Towne Center in 2016 and the MAC Heitman Portfolio in 2016 (See "Acquisitions and Dispositions" in Management's Overview and Summary) and an increase in share and unit-based compensation costs.

REIT General and Administrative Expenses:
REIT general and administrative expenses increased by $0.6 million from 2015 to 2016.
Costs related to Unsolicited Takeover Offer:
The Company incurred $25.2 million in costs in 2015 related to evaluating and responding to an unsolicited takeover offer (See "Other Transactions and Events" in Management's Overview and Summary) with no related expense in 2016.
Depreciation and Amortization:
Depreciation and amortization decreased $98.3 million from 2015 to 2016. The decrease in depreciation and amortization is attributed to a decrease of $97.9 million from the Joint Venture Centers, $3.9 million from the Disposition Properties and $0.6 million from the Redevelopment Properties offset in part by an increase of $4.1 million from the Same Centers.
Interest Expense:
Interest expense decreased $42.2 million from 2015 to 2016. The decrease in interest expense was attributed to decreases of $27.0 million from the Joint Venture Centers, $11.8 million from the Same Centers, $2.3 million from the term loan, $1.2 million from the Disposition Properties and $1.0 million from the Redevelopment Properties offset in part by an increase of $1.1 million from borrowings under the Company's line of credit. The decrease in interest expense at the Same Centers is primarily due to the payoff of the mortgage notes payable on Eastland Mall and Valley River Center in 2015.
The above interest expense items are net of capitalized interest, which decreased from $10.1 million in 2015 to $7.6 million in 2016.
(Gain) loss on Extinguishment of Debt, net:
Gain on extinguishment of debt, net increased $1.1 million from 2015 to 2016. The gain on extinguishment of debt, net in 2016 was due to a gain of $5.3 million from the settlement of the mortgage note payable on Flagstaff Mall by a deed-in-lieu of foreclosure (See “Other Transactions and Events” in Management’s Overview and Summary) offset in part by a loss of $3.6 million on the early extinguishment of debt on Arrowhead Towne Center (See “Financing Activity” in Management’s Overview and Summary). The gain on extinguishment of debt, net in 2015 was due to a gain of $2.2 million on the early extinguishment of debt on Lakewood Center (See “Financing Activity” in Management’s Overview and Summary) offset in part by a loss of $1.6 million from the settlement of the mortgage note payable on Great Northern Mall by a deed-in-lieu of foreclosure (See “Other Transactions and Events” in Management’s Overview and Summary).
Equity in Income of Unconsolidated Joint Ventures:
Equity in income of unconsolidated joint ventures increased $9.4 million from 2015 to 2016. The increase is primarily due to the opening of the Hyatt Regency Tysons Corner Center and VITA Tysons Corner Center in 2015, the acquisition of an ownership interest in the Sears joint venture in 2015 and the acquisition of an ownership interest in Country Club Plaza in 2016 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
(Loss) Gain on Sale or Write Down of Assets, net:
The change in (loss) gain on sale or write down of assets, net from 2015 to 2016 was a net gain of $433.1 million, resulting from a loss of $7.1 million in 2015 and a gain of $426.1 million in 2016. The change is primarily due to the gain on the sale of a 49% interest in the MAC Heitman Portfolio of $340.7 million in 2016, the gain on the sale of a 40% interest in Arrowhead Towne Center of $104.3 million in 2016 and the gain on the sale of Capitola Mall of $24.9 million in 2016 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Gain on Remeasurement of Assets:
The gain on remeasurement of assets of $22.1 million in 2015 is attributed to the purchase of the remaining 50% ownership interest in Inland Center that the Company did not previously own (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Net Income:
Net income increased $435.3 million from 2015 to 2016. The increase is primarily attributed to the increase in gain on sale or write down of assets of $433.1 million as discussed above.

Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted increased 1.5% from $455.0 million in 2015 to $461.7 million in 2016. For a reconciliation of FFO attributable to common stockholders and unit holders and FFO attributable to common stockholders and unit holders—diluted to net income attributable to the Company, the most directly comparable GAAP financial measure, see "Funds From Operations ("FFO")" below.
Operating Activities:
Cash provided by operating activities decreased from $413.7 million in 2015 to $319.1 million in 2016. The decrease is primarily due to the conversion from consolidated Centers to unconsolidated joint ventures of the PPR Portfolio in 2015, Arrowhead Towne Center in 2016 and the MAC Heitman Portfolio in 2016 (See "Acquisitions and Dispositions" in Management's Overview and Summary), changes in assets and liabilities and the results as discussed above.
Investing Activities:
Cash provided by investing activities increased $1.0 billion from 2015 to 2016. The increase in cash provided by investing activities is primarily attributed to an increase in cash proceeds from the sale of assets of $685.1 million and an increase in distributions from unconsolidated joint ventures of $344.8 million.
The increase in cash proceeds from the sale of assets is attributed to the sales of ownership interests in Arrowhead Towne Center and the MAC Heitman Portfolio in 2016 and from the sale of Capitola Mall in 2016 (See "Acquisitions and Dispositions" in Management's Overview and Summary). The increase in distributions from unconsolidated joint ventures is primarily due to the receipt of the Company's share of the net proceeds from the loans placed on Country Club Plaza, The Shops at North Bridge and The Village at Corte Madera in 2016 (See "Financing Activity" in Management's Overview and Summary).
Financing Activities:
Cash used in financing activities increased $961.7 million from 2015 to 2016. The increase in cash used in financing activities is primarily due to the repurchases of the Company's common stock of $800.0 million (See "Other Transactions" in Management's Overview and Summary), an increase in payments on mortgages, bank and other notes payable of $762.3 million and an increase in cash dividends and distributions of $335.4 million offset in part by an increase in proceeds from mortgages, bank and other notes payable of $915.5 million.

Liquidity and Capital Resources
The Company anticipates meeting its liquidity needs for its operating expenses, debt service and dividend requirements for the next twelve months through cash generated from operations, working capital reserves and/or borrowings under its unsecured line of credit. The following tables summarize capital expenditures incurred at the Centers:

	For the Nine Months Ended September 30,
(Dollars in thousands)	2016	2015
Consolidated Centers:
Acquisitions of property and equipment	$24,638	$60,959
Development, redevelopment, expansion and renovation of Centers	113,812	148,474
Tenant allowances	13,752	20,496
Deferred leasing charges	18,745	20,753
	$170,947	$250,682
Joint Venture Centers (at Company's pro rata share):
Acquisitions of property and equipment	$341,053	$153,352
Development, redevelopment, expansion and renovation of Centers	73,797	92,990
Tenant allowances	7,740	2,328
Deferred leasing charges	5,619	1,818
	$428,209	$250,488
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
The Company has an equity distribution agreement with a number of sales agents (the "ATM Program") to issue and sell, from time to time, shares of common stock, par value $0.01 per share, having an aggregate offering price of up to $500 million (the “ATM Shares”). Sales of the ATM Shares can be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering, which includes sales made directly on the New

York Stock Exchange or sales made to or through a market maker other than on an exchange. The Company did not sell any shares under the ATM Program during the nine months ended September 30, 2016.
As of September 30, 2016, $500 million of the ATM Shares were available to be sold under the ATM Program. Actual future sales of the ATM Shares will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. The Company has no obligation to sell the ATM Shares under the ATM Program.
The Company's total outstanding loan indebtedness at September 30, 2016 was $7.5 billion (consisting of $4.9 billion of consolidated debt, less $0.2 billion of noncontrolling interests, plus $2.8 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand.
The Company believes that the pro rata debt provides useful information to investors regarding its financial condition because it includes the Company’s share of debt from unconsolidated joint ventures and, for consolidated debt, excludes the Company’s partners’ share from consolidated joint ventures, in each case presented on the same basis. The Company has several significant joint ventures and presenting its pro rata share of debt in this manner can help investors better understand the Company’s financial condition after taking into account our economic interest in these joint ventures. The Company’s pro rata share of debt should not be considered as a substitute for the Company’s total consolidated debt determined in accordance with GAAP or any other GAAP financial measures and should only be considered together with and as a supplement to the Company’s financial information prepared in accordance with GAAP.
The Company has a $1.5 billion revolving line of credit facility that bore interest at LIBOR plus a spread of 1.38% to 2.0%, depending on the Company's overall leverage level, and was to mature on August 6, 2018. On July 6, 2016, the Company amended its line of credit. The amended $1.5 billion line of credit bears interest at LIBOR plus a spread of 1.30% to 1.90%, depending on the Company's overall leverage level, and matures on July 6, 2020 with a one-year extension option. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2.0 billion. All obligations under the facility are unconditionally guaranteed only by the Company. Based on the Company's leverage level as of September 30, 2016, the borrowing rate on the facility was LIBOR plus 1.45%. At September 30, 2016, total borrowings under the line of credit were $1.1 billion less unamortized deferred finance costs of $11.9 million with a total interest rate of 2.15%.
Cash dividends and distributions for the nine months ended September 30, 2016 were $667.8 million, which included $337.7 million of the Special Dividend (See "Other Transactions and Events" in Management's Overview and Summary). A total of $319.1 million was funded by operations. The remaining $348.7 million was funded from proceeds from the sale of assets, which were included in the cash flows from investing activities section of the Company's Consolidated Statement of Cash Flows.
At September 30, 2016, the Company was in compliance with all applicable loan covenants under its agreements.
At September 30, 2016, the Company had cash and cash equivalents of $84.2 million.
Off-Balance Sheet Arrangements:
The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the consolidated balance sheets of the Company as investments in unconsolidated joint ventures.
In addition, certain joint ventures also have secured debt that could become recourse debt to the Company or its subsidiaries, in excess of the Company's pro rata share, should the joint ventures be unable to discharge the obligations of the related debt. At September 30, 2016, the balance of the debt that could be recourse to the Company was $5.0 million offset in part by an indemnity agreement from a joint venture partner for $2.5 million. The maturity of the recourse debt, net of the indemnification, is $2.5 million in 2019.
Additionally, as of September 30, 2016, the Company was contingently liable for $61.0 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Contractual Obligations:
The following is a schedule of contractual obligations as of September 30, 2016 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)(1)	$5,765,785	$198,608	$981,900	$3,072,877	$1,512,400
Operating lease obligations(2)	232,417	13,405	18,108	14,800	186,104
Purchase obligations(2)	39,418	39,418	—	—	—
Other long-term liabilities	324,756	287,676	3,470	3,842	29,768
	$6,362,376	$539,107	$1,003,478	$3,091,519	$1,728,272
_______________________________________________________________________________

(1)	Interest payments on floating rate debt were based on rates in effect at September 30, 2016.

(2)	See Note 15—Commitments and Contingencies in the Company's Notes to Consolidated Financial Statements.

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

Funds From Operations ("FFO") (Continued)
The following reconciles net income attributable to the Company to FFO and FFO-diluted for the three and nine months ended September 30, 2016 and 2015 and FFO and FFO-diluted to FFO and FFO-diluted, excluding extinguishment of debt and costs related to unsolicited takeover offer for the three and nine months ended September 30, 2016 and 2015 (dollars and shares in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to the Company	$13,730	$33,597	$479,867	$72,603
Adjustments to reconcile net income attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted:
Noncontrolling interests in the Operating Partnership	1,272	2,244	35,067	4,840
Loss (gain) on sale or write down of assets, net—consolidated assets	19,321	3,342	(426,050)	7,078
Gain on remeasurement of assets—consolidated assets	—	—	—	(22,089)
Add: noncontrolling interests share of (loss) gain on sale or write down of assets—consolidated assets	(2,206)	—	(2,206)	112
Add: gain on sale of undepreciated assets—consolidated assets	295	—	2,932	944
Loss (gain) on sale or write down of assets— unconsolidated joint ventures, net(1)	171	(1,142)	173	(1,281)
Add: gain (loss) on sale of undepreciated assets—unconsolidated joint ventures(1)	—	1,144	(2)	1,286
Depreciation and amortization—consolidated assets	86,976	117,486	259,097	357,437
Less: noncontrolling interests in depreciation and amortization—consolidated assets	(3,759)	(3,699)	(11,184)	(11,235)
Depreciation and amortization—unconsolidated joint ventures(1)	47,803	21,043	133,319	55,312
Less: depreciation on personal property	(3,309)	(3,543)	(9,342)	(10,008)
FFO attributable to common stockholders and unit holders—basic and diluted	160,294	170,472	461,671	454,999
(Gain) loss on extinguishment of debt, net—consolidated assets	(5,284)	27	(1,709)	(609)
FFO attributable to common stockholders and unit holders excluding extinguishment of debt, net—diluted	155,010	170,499	459,962	454,390
Costs related to unsolicited takeover offer	—	209	—	25,204
FFO attributable to common stockholders and unit holders excluding extinguishment of debt, net and costs related to unsolicited takeover offer—diluted	$155,010	$170,708	$459,962	$479,594
Weighted average number of FFO shares outstanding for:
FFO attributable to common stockholders and unit holders—basic (2)	154,589	169,094	158,277	169,009
Adjustments for impact of dilutive securities in computing FFO-diluted:
Share and unit based compensation plans	113	117	126	151
FFO attributable to common stockholders and unit holders—diluted (3)	154,702	169,211	158,403	169,160

(1)	Unconsolidated joint ventures are presented at the Company's pro rata share.

(2)
Calculated based upon basic net income as adjusted to reach basic FFO. Includes 10.7 million and 10.6 million OP Units for the three months ended September 30, 2016 and 2015, respectively, and 10.8 million and 10.6 million OP Units for the nine months ended September 30, 2016 and 2015, respectively.

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
The following table sets forth information as of September 30, 2016 concerning the Company's long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the twelve months ended September 30,
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long-term debt:
Fixed rate	$61,357	$577,796	$371,344	$468,323	$588,644	$1,457,088	$3,524,552	$3,566,622
Average interest rate	3.88%	3.35%	3.61%	3.72%	4.47%	3.80%	3.81%
Floating rate	131,121	—	—	200,000	1,055,000	—	1,386,121	1,369,087
Average interest rate	2.86%	—%	—%	2.18%	2.15%	—%	2.22%
Total debt—Consolidated Centers	$192,478	$577,796	$371,344	$668,323	$1,643,644	$1,457,088	$4,910,673	$4,935,709
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long-term debt (at Company's pro rata share):
Fixed rate	$35,296	$25,910	$28,066	$35,726	$145,457	$2,391,837	$2,662,292	$2,647,481
Average interest rate	4.44%	3.62%	3.63%	3.65%	3.03%	3.85%	3.80%
Floating rate	1,252	64,872	9,305	10,125	39,488	45,000	170,042	165,583
Average interest rate	2.56%	2.60%	2.41%	2.57%	2.41%	1.72%	2.31%
Total debt—Unconsolidated Joint Venture Centers	$36,548	$90,782	$37,371	$45,851	$184,945	$2,436,837	$2,832,334	$2,813,064
The consolidated Centers' total fixed rate debt at September 30, 2016 and December 31, 2015 was $3.5 billion and $4.3 billion, respectively. The average interest rate on such fixed rate debt at September 30, 2016 and December 31, 2015 was 3.81% and 3.80%, respectively. The consolidated Centers' total floating rate debt at September 30, 2016 and December 31, 2015 was $1.4 billion and $1.0 billion, respectively. The average interest rate on such floating rate debt at September 30, 2016 and December 31, 2015 was 2.22% and 2.03%, respectively.
The Company's pro rata share of the unconsolidated joint venture Centers' fixed rate debt at September 30, 2016 and December 31, 2015 was $2.7 billion and $1.8 billion, respectively. The average interest rate on such fixed rate debt at September 30, 2016 and December 31, 2015 was 3.80% and 4.13%, respectively. The Company's pro rata share of the unconsolidated joint venture Centers' floating rate debt at September 30, 2016 and December 31, 2015 was $170.0 million and $170.5 million, respectively. The average interest rate on such floating rate debt at September 30, 2016 and December 31, 2015 was 2.31% and 2.06%, respectively.
In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $15.6 million per year based on $1.6 billion of floating rate debt outstanding at September 30, 2016.
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
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of September 30, 2016, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
On July 21, 2016 and July 27, 2016, the Company, as general partner of the Operating Partnership, issued 613 and 4,612 shares of common stock of the Company, respectively, upon the redemption of 5,225 common partnership units of the Operating Partnership. These shares of common stock were issued in private placements to two limited partners of the Operating Partnership, each an accredited investor, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2016 to July 31, 2016	1,104,162	(2)	$78.91	1,104,162	(2)	—
August 1, 2016 to August 31, 2016	—		—	—		—
September 1, 2016 to September 30, 2016	—		—	—		—
	1,104,162		$78.91	1,104,162

(1)	The average price paid per share is calculated on a trade date basis.

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

THE MACERICH COMPANY
		By:	/s/ THOMAS E. O'HERN
Thomas E. O'Hern
Senior Executive Vice President and Chief Financial Officer
Date:	November 2, 2016		(Principal Financial Officer)