Form 10-K
period 2016-12-31
MACERICH CO
filed 2017-02-24
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $12.3 billion as of the last business day of the registrant's most recently completed second fiscal quarter based upon the price at which the common shares were last sold on that day.
Number of shares outstanding of the registrant's common stock, as of February 21, 2017: 143,904,832 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual stockholders meeting to be held in 2017 are incorporated by reference into Part III of this Form 10-K.

THE MACERICH COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

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
ITEM 1.    BUSINESS
General
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). As of December 31, 2016, the Operating Partnership owned or had an ownership interest in 50 regional shopping centers and seven community/power shopping centers. These 57 regional and community/power shopping centers (which include any related office space) consist of approximately 56 million square feet of gross leasable area (“GLA”) and are referred to herein as the “Centers”. The Centers consist of consolidated Centers (“Consolidated Centers”) and unconsolidated joint venture Centers (“Unconsolidated Joint Venture Centers”) as set forth in “Item 2. Properties,” unless the context otherwise requires.

The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Company's management companies, Macerich Property Management Company, LLC, a single member Delaware limited liability company, Macerich Management Company, a California corporation, Macerich Arizona Partners LLC, a single member Arizona limited liability company, Macerich Arizona Management LLC, a single member Delaware limited liability company, Macerich Partners of Colorado LLC, a single member Colorado limited liability company, MACW Mall Management, Inc., a New York corporation, and MACW Property Management, LLC, a single member New York limited liability company. All seven of the management companies are owned by the Company and are collectively referred to herein as the "Management Companies."
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
Recent Developments
Acquisitions and Dispositions:
On January 6, 2016, the Company sold a 40% ownership interest in Arrowhead Towne Center, a 1,197,000 square foot regional shopping center in Glendale, Arizona, for $289.5 million, resulting in a gain on the sale of assets of $101.6 million. The sales price was funded by a cash payment of $129.5 million and the assumption of a pro rata share of the mortgage note payable on the property of $160.0 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes, which included funding the Special Dividend (See "Other Transactions and Events" in Recent Developments).
On January 14, 2016, the Company formed a joint venture, whereby the Company sold a 49% ownership interest in Deptford Mall, a 1,039,000 square foot regional shopping center in Deptford, New Jersey; FlatIron Crossing, a 1,431,000 square foot regional shopping center in Broomfield, Colorado; and Twenty Ninth Street, an 847,000 square foot regional shopping center in Boulder, Colorado (the "MAC Heitman Portfolio"), for $771.5 million, resulting in a gain on the sale of assets of $340.7 million. The sales price was funded by a cash payment of $478.6 million and the assumption of a pro rata share of the mortgage notes payable on the properties of $292.9 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes.
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
On January 18, 2017, the Company sold Cascade Mall, a 589,000 square foot regional shopping center in Burlington, Washington; and Northgate Mall, a 750,000 square foot regional shopping center in San Rafael, California, in a combined transaction for $170.0 million. The proceeds from the sale were used to pay off the mortgage note payable on Northgate Mall, pay down the Company's line of credit and for general corporate purposes. Consequently, Cascade Mall and Northgate Mall have been excluded from certain 2016 performance metrics and related discussions in this "Item 1. Business," including major tenants, average base rents, cost of occupancy, lease expirations and anchors (See "Major Tenants," "Mall Stores and Freestanding Stores," "Cost of Occupancy," "Lease Expirations" and "Anchors" below). In addition, Cascade Mall and Northgate Mall have been excluded from the Company's list of properties and related computations of GLA and occupancy (See "Item 2. Properties").

Financing Activity:
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
On February 1, 2017, the Company's joint venture in West Acres replaced the existing loan on the property with a new $80.0 million loan that bears interest at an effective rate of 4.61% and matures on March 1, 2032. The Company used its share of the excess proceeds to pay down its line of credit and for general corporate purposes.
On February 2, 2017, the Company's joint venture in Kierland Commons entered into a loan commitment with a lender to replace the existing loan on the property with a new $225.0 million loan that will bear interest at a fixed rate of 3.95% for ten-years. The new loan is expected to close in March 2017. The Company expects to use its share of the excess proceeds to pay down its line of credit and for general corporate purposes.
Redevelopment and Development Activity:
In February 2014, the Company's joint venture in Broadway Plaza started construction on the 235,000 square foot expansion of the 923,000 square foot regional shopping center in Walnut Creek, California. The joint venture completed a portion of the first phase of the project in November 2015 and the remaining portion of the first phase was completed in September 2016. The second phase will be completed through Summer 2018. The total cost of the project is estimated to be $305.0 million, with $152.5 million estimated to be the Company's pro rata share. The Company has funded $127.7 million of the total $255.4 million incurred by the joint venture as of December 31, 2016.
In July 2015, the Company started construction on a 335,000 square foot expansion of Green Acres Mall, a 2,089,000 square foot regional shopping center in Valley Stream, New York. The Company completed the project in October 2016. As of December 31, 2016, the Company has incurred $104.9 million in costs.
The Company's joint venture is proceeding with the development of Fashion Outlets of Philadelphia, a redevelopment of an 850,000 square foot regional shopping center in Philadelphia, Pennsylvania. The project is expected to be completed in 2018. The total cost of the project is estimated to be between $305.0 million and $365.0 million, with $152.5 million to $182.5 million estimated to be the Company's pro rata share. The Company has funded $46.9 million of the total $93.7 million incurred by the joint venture as of December 31, 2016.

The Company is currently in the process of redeveloping the 250,000 square foot former Sears store at Kings Plaza Shopping Center.  The Company expects to complete the project in Summer 2018.  As of December 31, 2016, the Company has incurred $10.0 million in costs and anticipates the total cost of the project to be between $95.0 million and $100.0 million.
Other Transactions and Events:
On January 6, 2016, the Company paid a Special Dividend (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Other Transactions and Events") of $2.00 per share of common stock and per Operating Partnership ("OP") Unit to common stockholders and OP Unit holders of record on November 12, 2015. The Special Dividend was funded from borrowings under its line of credit.
On September 30, 2015, the Company's Board of Directors authorized the repurchase of up to $1.2 billion of the Company's outstanding common shares over the period ending September 30, 2017, as market conditions warranted (the "2015 Stock Buyback Program"). On November 12, 2015, the Company entered into an accelerated share repurchase program ("ASR") to repurchase $400.0 million of the Company's common stock. In accordance with the ASR, the Company made a prepayment of $400.0 million and received an initial share delivery of 4,140,788 shares. On January 19, 2016, the ASR was completed and the Company received an additional delivery of 970,609 shares. The average price of the 5,111,397 shares repurchased under the ASR was $78.26 per share. The ASR was funded from proceeds in connection to the recently completed PPR Portfolio transaction (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Management's Overview and Summary").
On February 17, 2016, the Company entered into an ASR to repurchase $400.0 million of the Company's common stock. In accordance with the ASR, the Company made a prepayment of $400.0 million and received an initial share delivery of 4,222,193 shares. On April 19, 2016, the ASR was completed and the Company received delivery of an additional 861,235 shares. The average price of the 5,083,428 shares repurchased under the ASR was $78.69 per share. The ASR was funded from borrowings under the Company's line of credit, which had been paid down from the proceeds from the recently completed PPR Portfolio, Arrowhead Towne Center and MAC Heitman Portfolio transactions (See "Acquisitions and Dispositions" and "Financing Activity" in Recent Developments), collectively referred to herein as the "Joint Venture Transactions".
On May 9, 2016, the Company entered into an ASR to repurchase the remaining $400.0 million of the Company's common stock authorized for repurchase. In accordance with the ASR, the Company made a prepayment of $400.0 million and received an initial share delivery of 3,964,812 shares. On July 11, 2016, the ASR was completed and the Company received delivery of an additional 1,104,162 shares. The average price of the 5,068,974 shares repurchased under the ASR was $78.91 per share. The ASR was funded from borrowings under the Company's line of credit, which had been paid down from the proceeds from the recently completed Joint Venture Transactions. The total number of shares repurchased under the 2015 Stock Buyback Program was 15,263,799 at an average price of $78.62.
On July 15, 2016, the Company conveyed Flagstaff Mall, a 347,000 square foot regional shopping center in Flagstaff, Arizona, to the mortgage lender by a deed-in-lieu of foreclosure and was discharged from the mortgage note payable. The mortgage note payable was a non-recourse loan. As a result, the Company recognized a gain of $5.3 million on the extinguishment of debt.
On February 13, 2017, the Company announced that the Board of Directors has authorized the repurchase of up to $500.0 million of its outstanding common shares as market conditions and the Company’s liquidity warrant. Repurchases may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including ASR transactions, or other methods of acquiring shares and pursuant to Rule 10b5-1 of the Securities Act of 1934, from time to time as permitted by securities laws and other legal requirements.
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
Regional Shopping Centers:
A Regional Shopping Center draws from its trade area by offering a variety of fashion merchandise, hard goods and services and entertainment, often in an enclosed, climate controlled environment with convenient parking. Regional Shopping Centers provide an array of retail shops and entertainment facilities and often serve as the town center and a gathering place for community, charity and promotional events.
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
The Centers:
As of December 31, 2016, the Centers primarily included 48 Regional Shopping Centers, excluding Cascade Mall and Northgate Mall, and seven Community/Power Shopping Centers totaling approximately 54 million square feet of GLA. These 55 Centers average approximately 929,000 square feet of GLA and range in size from 3.5 million square feet of GLA at Tysons Corner Center to 185,000 square feet of GLA at Boulevard Shops. As of December 31, 2016, excluding Cascade Mall and Northgate Mall, the Centers primarily included 193 Anchors totaling approximately 26.5 million square feet of GLA and approximately 5,400 Mall Stores and Freestanding Stores totaling approximately 25.1 million square feet of GLA.
Competition:
Numerous owners, developers and managers of malls, shopping centers and other retail-oriented real estate compete with the Company for the acquisition of properties and in attracting tenants or Anchors to occupy space. There are seven other publicly traded mall companies and several large private mall companies in the United States, any of which under certain circumstances could compete against the Company for an Anchor or a tenant. In addition, these companies, as well as other REITs, private real estate companies or investors compete with the Company in terms of property acquisitions. This results in competition both for the acquisition of properties or centers and for tenants or Anchors to occupy space. Competition for property acquisitions may result in increased purchase prices and may adversely affect the Company's ability to make suitable property acquisitions on favorable terms. The existence of competing shopping centers could have a material adverse impact on the Company's ability to lease space and on the level of rents that can be achieved. There is also increasing competition from other retail formats and technologies, such as lifestyle centers, power centers, outlet centers, Internet shopping, home shopping networks, catalogs, telemarketing and discount shopping clubs that could adversely affect the Company's revenues.
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

Major Tenants:
The Centers, excluding Cascade Mall and Northgate Mall, derived approximately 76% of their total rents for the year ended December 31, 2016 from Mall Stores and Freestanding Stores under 10,000 square feet, and Big Box and Anchor tenants accounted for 24% of total rents for the year ended December 31, 2016. Total rents as set forth in "Item 1. Business" include minimum rents and percentage rents.
The following retailers (including their subsidiaries) represent the 10 largest tenants in the Centers, excluding Cascade Mall and Northgate Mall, based upon total rents in place as of December 31, 2016:

Tenant	Primary DBAs	Number of Locations in the Portfolio	% of Total Rents
L Brands, Inc.	Victoria's Secret, Bath and Body Works, PINK	94	2.7%
Forever 21, Inc.	Forever 21, XXI Forever, Love21	34	2.5%
Foot Locker, Inc.	Champs Sports, Foot Locker, Kids Foot Locker, Lady Foot Locker, Foot Action, House of Hoops SIX:02 and others	93	1.9%
Gap, Inc., The	Athleta, Banana Republic, Gap, Gap Kids, Old Navy and others	57	1.9%
Signet Jewelers	Gordon's Jewelers, Jared Jewelry, Kay Jewelers, Piercing Pagoda, Rogers Jewelers, Shaw's Jewelers, Weisfield Jewelers and Zales	102	1.6%
Dick's Sporting Goods, Inc.	Dick's Sporting Goods, Chelsea Collective	16	1.5%
H & M Hennes & Mauritz AB	H & M	24	1.5%
Golden Gate Capital	Payless ShoeSource, Eddie Bauer, California Pizza Kitchen, PacSun	78	1.2%
American Eagle Outfitters, Inc.	American Eagle Outfitters, aerie	36	1.1%
Sears Holdings Corporation	Sears	22	1.0%
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
Tenant space of 10,000 square feet and under in the Company's portfolio at December 31, 2016, excluding Cascade Mall and Northgate Mall, comprises approximately 76% of all Mall Store and Freestanding Store space. The Company uses tenant spaces of 10,000 square feet and under for comparing rental rate activity because this space is more consistent in terms of shape and configuration and, as such, the Company is able to provide a meaningful comparison of rental rate activity for this space. Mall Store and Freestanding Store space greater than 10,000 square feet is inconsistent in size and configuration throughout the Company's portfolio and as a result does not lend itself to a meaningful comparison of rental rate activity with the Company's other space. Most of the non-Anchor space over 10,000 square feet is not physically connected to the mall, does not share the same common area amenities and does not benefit from the foot traffic in the mall. As a result, space greater than 10,000 square feet has a unique rent structure that is inconsistent with mall space under 10,000 square feet.

The following tables set forth the average base rent per square foot for the Centers, as of December 31 for each of the past five years:
Mall Stores and Freestanding Stores under 10,000 square feet:

For the Years Ended December 31,	Avg. Base Rent Per Sq. Ft.(1)(2)	Avg. Base Rent Per Sq. Ft. on Leases Executed During the Year(2)(3)	Avg. Base Rent Per Sq. Ft. on Leases Expiring During the Year(2)(4)
Consolidated Centers:
2016	$53.51	$53.48	$44.77
2015	$52.64	$53.99	$49.02
2014	$49.68	$49.55	$41.20
2013	$44.51	$45.06	$40.00
2012	$40.98	$44.01	$38.00
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2016	$57.90	$64.78	$57.29
2015	$60.74	$80.18	$60.85
2014	$63.78	$82.47	$64.59
2013	$62.47	$63.44	$48.43
2012	$55.64	$55.72	$48.74
Big Box and Anchors:

For the Years Ended December 31,	Avg. Base Rent Per Sq. Ft.(1)(2)	Avg. Base Rent Per Sq. Ft. on Leases Executed During the Year(2)(3)	Number of Leases Executed During the Year	Avg. Base Rent Per Sq. Ft. on Leases Expiring During the Year(2)(4)	Number of Leases Expiring During the Year
Consolidated Centers:
2016	$13.34	$22.23	20	$19.12	8
2015	$12.72	$19.87	19	$8.96	14
2014	$11.26	$18.28	22	$15.16	14
2013	$10.94	$14.61	29	$14.08	21
2012	$9.34	$15.54	21	$8.85	22
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2016	$15.76	$29.41	13	$28.00	1
2015	$14.48	$33.00	14	$9.30	8
2014	$18.51	$33.62	11	$27.27	6
2013	$13.36	$37.45	22	$24.58	10
2012	$12.52	$23.25	21	$8.88	10
_____________________

(1)
Average base rent per square foot is based on spaces occupied as of December 31 for each of the Centers and gives effect to the terms of each lease in effect, as of such date, including any concessions, abatements and other adjustments or allowances that have been granted to the tenants.

(2)
Centers under development and redevelopment are excluded from average base rents. As a result, the leases for Broadway Plaza, Fashion Outlets of Philadelphia, Paradise Valley Mall and Westside Pavilion are excluded for the years ended December 31, 2016, 2015, and 2014. The leases for Fashion Outlets of Niagara Falls, USA and SouthPark Mall are excluded for the years ended December 31, 2015 and 2014. The leases for Paradise Valley Mall are excluded for the year ended December 31, 2013. The leases for The Shops at Atlas Park and Southridge Center are excluded for the year ended December 31, 2012.

The leases for Cascade Mall and Northgate Mall, which were sold on January 18, 2017, are excluded for the year ended December 31, 2016. Flagstaff Mall was conveyed to the mortgage lender by a deed-in-lieu of foreclosure on July 15, 2016 and is excluded for the year ended December 31, 2015. On June 30, 2015, Great Northern Mall was conveyed to the mortgage lender by a deed-in-lieu of foreclosure. Consequently, Great Northern Mall is excluded for the year ended December 31, 2014. The leases for Rotterdam Square, which was sold on January 15, 2014, are excluded for the year ended December 31, 2013.

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

	For the Years Ended December 31,
	2016 (1)	2015 (2)	2014 (3)	2013 (4)	2012
Consolidated Centers:
Minimum rents	9.4%	9.0%	8.7%	8.4%	8.1%
Percentage rents	0.4%	0.4%	0.4%	0.4%	0.4%
Expense recoveries(5)	4.3%	4.5%	4.3%	4.5%	4.2%
	14.1%	13.9%	13.4%	13.3%	12.7%
Unconsolidated Joint Venture Centers:
Minimum rents	8.6%	8.1%	8.7%	8.8%	8.9%
Percentage rents	0.3%	0.4%	0.4%	0.4%	0.4%
Expense recoveries(5)	3.9%	4.0%	4.5%	4.0%	3.9%
	12.8%	12.5%	13.6%	13.2%	13.2%
_____________________________

(1)	Cascade Mall and Northgate Mall were sold on January 18, 2017 and are excluded for the year ended December 31, 2016.

(2)	Flagstaff Mall was conveyed to the mortgage lender by a deed-in-lieu of foreclosure on July 15, 2016 and is excluded for the year ended December 31, 2015.

(3)	Great Northern Mall was conveyed to the mortgage lender by a deed-in-lieu of foreclosure on June 30, 2015 and is excluded for the year ended December 31, 2014.

(4)	Rotterdam Square was sold on January 15, 2014 and is excluded for the year ended December 31, 2013.

(5)	Represents real estate tax and common area maintenance charges.

Lease Expirations:
The following tables show scheduled lease expirations for Centers owned as of December 31, 2016, excluding Cascade Mall and Northgate Mall, for the next ten years, assuming that none of the tenants exercise renewal options:
Mall Stores and Freestanding Stores under 10,000 square feet:

Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Leases Expiring(1)	% of Total Leased GLA Represented by Expiring Leases(1)	Ending Base Rent per Square Foot of Expiring Leases(1)	% of Base Rent Represented by Expiring Leases(1)
Consolidated Centers:
2017	348	627,096	11.06%	$53.71	10.78%
2018	346	761,539	13.43%	$49.98	12.18%
2019	318	764,628	13.49%	$48.82	11.95%
2020	248	518,447	9.15%	$54.00	8.96%
2021	231	532,982	9.40%	$53.46	9.12%
2022	164	382,108	6.74%	$54.10	6.62%
2023	165	381,975	6.74%	$54.39	6.65%
2024	180	495,723	8.75%	$61.62	9.78%
2025	176	453,145	7.99%	$65.28	9.47%
2026	145	456,989	8.06%	$61.58	9.01%
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2017	235	298,552	11.83%	$56.79	11.13%
2018	213	277,612	11.00%	$61.71	11.24%
2019	199	228,138	9.04%	$62.31	9.33%
2020	180	238,392	9.44%	$58.84	9.21%
2021	215	278,582	11.03%	$59.18	10.82%
2022	136	193,629	7.67%	$57.48	7.30%
2023	120	208,759	8.27%	$55.25	7.57%
2024	117	194,844	7.72%	$58.58	7.49%
2025	124	207,729	8.23%	$63.91	8.71%
2026	136	213,645	8.46%	$75.78	10.63%

Big Boxes and Anchors:

Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Leases Expiring(1)	% of Total Leased GLA Represented by Expiring Leases(1)	Ending Base Rent per Square Foot of Expiring Leases(1)	% of Base Rent Represented by Expiring Leases(1)
Consolidated Centers:
2017	21	541,354	4.87%	$14.85	4.97%
2018	18	541,672	4.87%	$10.41	3.48%
2019	25	1,024,177	9.22%	$10.46	6.62%
2020	23	908,840	8.18%	$9.31	5.23%
2021	32	1,514,030	13.63%	$8.98	8.40%
2022	30	1,129,808	10.17%	$17.91	12.50%
2023	19	608,892	5.48%	$14.63	5.50%
2024	21	646,036	5.81%	$24.17	9.65%
2025	23	776,630	6.99%	$23.12	11.09%
2026	14	642,015	5.78%	$13.86	5.50%
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2017	8	81,013	1.59%	$33.25	3.20%
2018	20	308,128	6.05%	$16.35	5.98%
2019	11	202,221	3.97%	$25.16	6.04%
2020	24	901,156	17.69%	$11.83	12.65%
2021	19	268,669	5.27%	$18.01	5.75%
2022	17	571,611	11.22%	$8.55	5.80%
2023	12	220,042	4.32%	$21.91	5.72%
2024	19	264,001	5.18%	$34.00	10.66%
2025	20	926,165	18.18%	$13.53	14.87%
2026	20	384,418	7.55%	$24.33	11.10%
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
Anchors accounted for approximately 7.9% of the Company's total rents for the year ended December 31, 2016, excluding Cascade Mall and Northgate Mall.

The following table identifies each Anchor, each parent company that owns multiple Anchors and the number of square feet owned or leased by each such Anchor or parent company in the Company's portfolio, excluding Cascade Mall and Northgate Mall, at December 31, 2016.

Name	Number of Anchor Stores	GLA Owned by Anchor	GLA Leased by Anchor	Total GLA Occupied by Anchor
Macy's Inc.
Macy's(1)	37	4,922,000	1,931,000	6,853,000
Bloomingdale's	2	—	355,000	355,000
	39	4,922,000	2,286,000	7,208,000
JCPenney	27	1,744,000	2,204,000	3,948,000
Sears(1)	22	811,000	2,336,000	3,147,000
Dillard's	14	2,205,000	257,000	2,462,000
Nordstrom(1)	13	739,000	1,477,000	2,216,000
Dick's Sporting Goods	15	—	952,000	952,000
Forever 21	7	155,000	574,000	729,000
Target	4	304,000	273,000	577,000
The Bon-Ton Stores, Inc.
Younkers	3	—	317,000	317,000
Bon-Ton, The	1	—	71,000	71,000
Herberger's	1	188,000	—	188,000
	5	188,000	388,000	576,000
Hudson Bay Company
Lord & Taylor	3	121,000	199,000	320,000
Saks Fifth Avenue	1	—	92,000	92,000
	4	121,000	291,000	412,000
Home Depot	3	—	395,000	395,000
Costco	2	—	321,000	321,000
Burlington	3	187,000	127,000	314,000
Kohl's	3	89,000	200,000	289,000
Neiman Marcus	2	—	188,000	188,000
Von Maur	2	187,000	—	187,000
Walmart	1	—	173,000	173,000
Century 21	2	—	171,000	171,000
La Curacao	1	—	165,000	165,000
Boscov's	1	—	161,000	161,000
Belk	2	—	139,000	139,000
Primark(2)	2	—	137,000	137,000
BJ's Wholesale Club	1	—	123,000	123,000
Lowe's	1	—	114,000	114,000
Mercado de los Cielos	1	—	78,000	78,000
L.L. Bean	1	—	75,000	75,000
Best Buy	1	66,000	—	66,000
Des Moines Area Community College	1	64,000	—	64,000
Bealls	1	—	40,000	40,000
Vacant Anchors(2)(3)	8	—	755,000	755,000
	189	11,782,000	14,400,000	26,182,000
Anchors at Centers not owned by the Company(4):
Forever 21	2	—	154,000	154,000
Kohl's	1	—	83,000	83,000
Vacant Anchors(3)	1	—	41,000	41,000
Total	193	11,782,000	14,678,000	26,460,000

_______________________________

(1)	The Anchor has announced its intention of closing one of the locations.

(2)	The Company anticipates that Primark will open a store at Kings Plaza Shopping Center in 2018 in a portion of the space vacated by Sears.

(3)
The Company is seeking replacement tenants and/or contemplating redevelopment opportunities for these vacant sites. The Company continues to collect rent under the terms of an agreement regarding two of these vacant Anchor locations.

(4)
The Company owns an office building and seven stores located at shopping centers not owned by the Company. Of these seven stores, two have been leased to Forever 21, one has been leased to Kohl's, one is vacant and three have been leased for non-Anchor usage.

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
Insurance
Each of the Centers has comprehensive liability, fire, extended coverage and rental loss insurance with insured limits customarily carried for similar properties. The Company does not insure certain types of losses (such as losses from wars), because they are either uninsurable or not economically insurable. In addition, while the Company or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in California, the policies are subject to a deductible equal to 5% of the total insured value of each Center, a $100,000 per occurrence minimum and a combined annual aggregate loss limit of $150 million on these Centers. The Company or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in the Pacific Northwest and in the New Madrid Seismic Zone. However, the policies are subject to a deductible equal to 2% of the total insured value of each Center, a $50,000 per occurrence minimum and a combined annual aggregate loss limit of $200 million on these Centers. While the Company or the relevant joint venture also carries standalone terrorism insurance on the Centers, the policies are subject to a $50,000 deductible and a combined annual aggregate loss limit of $1.2 billion. Each Center has environmental insurance covering eligible third‑party losses, remediation and non-owned disposal sites, subject to a $100,000 retention and a $50 million three-year aggregate loss limit, with the exception of one Center, which has a $5 million ten-year aggregate loss limit and another Center, which has a $20 million ten-year aggregate loss limit. Some environmental losses are not covered by this insurance because they are uninsurable or not economically insurable. Furthermore, the Company carries title insurance on substantially all of the Centers for generally less than their full value.

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
Supplemental Tax Disclosures - Updates to REIT Rules
The “Protecting Americans from Tax Hikes Act of 2015” (the “PATH Act”) was enacted on December 18, 2015 and contains several provisions pertaining to REIT qualification and taxation, which are briefly summarized below:

•
Prior to the PATH Act, no more than 25% of the value of the Company's assets may consist of stock or securities of one or more Taxable REIT Subsidiaries ("TRSs"). For taxable years beginning after December 31, 2017, the Act reduces this limit to 20%.

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

•
For taxable years beginning after December 31, 2015, personal property shall be treated as a qualifying real estate asset for purposes of the 75% asset test to the extent rent attributable to such personal property is qualifying income under the 75% income test (though any gain attributable to such personal property would still be non-qualifying income for purposes of both the 75% and 95% income tests).

In addition, the IRS recently issued guidance delaying the imposition of withholding under FATCA to the gross proceeds from a disposition of property that can produce U.S. source interest or dividends. Such withholding will apply only to dispositions occurring after December 31, 2018.
Employees
As of December 31, 2016, the Company had approximately 851 employees, of which approximately 845 were full-time. The Company believes that relations with its employees are good.

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
We are in a competitive business.
Numerous owners, developers and managers of malls, shopping centers and other retail-oriented real estate compete with us for the acquisition of properties and in attracting tenants or Anchors to occupy space. There are seven other publicly traded mall companies and several large private mall companies in the United States, any of which under certain circumstances could compete against us for an Anchor or a tenant. In addition, these companies, as well as other REITs, private real estate companies or investors compete with us in terms of property acquisitions. This results in competition both for the acquisition of properties or centers and for tenants or Anchors to occupy space. Competition for property acquisitions may result in increased purchase prices and may adversely affect our ability to make suitable property acquisitions on favorable terms. The existence of competing shopping centers could have a material adverse impact on our ability to lease space and on the level of rents that can be achieved. There is also increasing competition from other retail formats and technologies, such as lifestyle centers, power centers, outlet centers, Internet shopping, home shopping networks, catalogs, telemarketing and discount shopping clubs that could adversely affect our revenues.
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
Our financial condition and results of operations could be adversely affected if a downturn in the business of, or the bankruptcy or insolvency of, an Anchor or other significant tenant leads them to close retail stores or terminate their leases after seeking protection under the bankruptcy laws from their creditors, including us as lessor. In recent years a number of companies in the retail industry, including some of our tenants, have declared bankruptcy, have gone out of business or have significantly reduced the number of their retail stores. We may be unable to re-let stores vacated as a result of voluntary closures or the bankruptcy of a tenant. Furthermore, certain department stores and other national retailers have experienced, and may continue to experience, decreases in customer traffic in their retail stores, increased competition from alternative retail options such as those accessible via the Internet and other forms of pressure on their business models. If the store sales of retailers operating at our Centers decline significantly due to adverse economic conditions or for any other reason, tenants might be unable to pay their minimum rents or expense recovery charges. In the event of a default by a lessee, the affected Center may experience delays and costs in enforcing its rights as lessor.
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
Each of our Centers has comprehensive liability, fire, extended coverage and rental loss insurance with insured limits customarily carried for similar properties. We do not insure certain types of losses (such as losses from wars), because they are either uninsurable or not economically insurable. In addition, while we or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in California, the policies are subject to a deductible equal to 5% of the total insured value of each Center, a $100,000 per occurrence minimum and a combined annual aggregate loss limit of $150 million on these Centers. We or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in the Pacific Northwest and in the New Madrid Seismic Zone. However, the policies are subject to a deductible equal to 2% of the total insured value of each Center, a $50,000 per occurrence minimum and a combined annual aggregate loss limit of $200 million on these Centers. While we or the relevant joint venture also carries standalone terrorism insurance on the Centers, the policies are subject to a $50,000 deductible and a combined annual aggregate loss limit of $1.2 billion. Each Center has environmental insurance covering eligible third‑party losses, remediation and non-owned disposal sites, subject to a $100,000 retention and a $50 million three-year aggregate loss limit, with the exception of one Center, which has a $5 million ten-year aggregate loss limit and another Center has a $20 million ten-year aggregate loss limit. Some environmental losses are not covered by this insurance because they are uninsurable or not economically insurable. Furthermore, we carry title insurance on substantially all of the Centers for generally less than their full value.
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

Possible terrorist activity or other acts or threats of violence and threats to public safety could adversely affect our financial condition and results of operations.
Terrorist attacks and threats of terrorist attacks in the United States or other acts or threats of violence may result in declining economic activity, which could harm the demand for goods and services offered by our tenants and the value of our properties and might adversely affect the value of an investment in our securities. Such a resulting decrease in retail demand could make it difficult for us to renew or re-lease our properties.
Terrorist activities or violence also could directly affect the value of our properties through damage, destruction or loss, and the availability of insurance for such acts, or of insurance generally, might be reduced or cost more, which could increase our operating expenses and adversely affect our financial condition and results of operations. To the extent that our tenants are affected by such attacks and threats of attacks, their businesses similarly could be adversely affected, including their ability to continue to meet obligations under their existing leases. These acts and threats might erode business and consumer confidence and spending and might result in increased volatility in national and international financial markets and economies. Any one of these events might decrease demand for real estate, decrease or delay the occupancy of our new or redeveloped properties, and limit our access to capital or increase our cost of raising capital.
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
Our total outstanding loan indebtedness at December 31, 2016 was $7.6 billion (consisting of $5.0 billion of consolidated debt, less $0.2 billion attributable to noncontrolling interests, plus $2.8 billion of our pro rata share of unconsolidated joint venture mortgage notes and $60.0 million of our pro rata share of an unconsolidated joint venture term loan). Approximately $99.5 million of such indebtedness (at our pro rata share) matures in 2017 after giving effect to refinancing transactions and loan commitments that occurred after December 31, 2016 (See "Item 1. Business—Recent Developments—Acquisitions and Dispositions and Financing Activity"). As a result of this substantial indebtedness, we are required to use a material portion of our cash flow to service principal and interest on our debt, which limits the amount of cash available for other business opportunities. We are also subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet required debt service and that rising interest rates could adversely affect our debt service costs. In addition, our use of interest rate hedging arrangements may expose us to additional risks, including that the counterparty to the arrangement may fail to honor its obligations and that termination of these arrangements typically involves costs such as transaction fees or breakage costs. Furthermore, most of our Centers are mortgaged to secure payment of indebtedness, and if income from the Center is insufficient to pay that indebtedness, the Center could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value. Certain Centers also have debt that could become recourse debt to us if the Center is unable to discharge such debt obligation and, in certain circumstances, we may incur liability with respect to such debt greater than our legal ownership.

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
We own partial interests in property partnerships that own 25 Joint Venture Centers as well as several development sites. We may acquire partial interests in additional properties through joint venture arrangements. Investments in Joint Venture Centers involve risks different from those of investments in Wholly Owned Centers.
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
Furthermore, the bankruptcy of one of the other investors in our Joint Venture Centers could materially and adversely affect the respective property or properties. Pursuant to the bankruptcy code, we could be precluded from taking some actions affecting the estate of the other investor without prior court approval which would, in most cases, entail prior notice to other parties and a hearing. At a minimum, the requirement to obtain court approval may delay the actions we would or might want to take. If the relevant joint venture through which we have invested in a Joint Venture Center has incurred recourse obligations, the discharge in bankruptcy of one of the other investors might result in our ultimate liability for a greater portion of those obligations than would otherwise be required.
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
We believe that we currently qualify as a REIT. No assurance can be given that we will remain qualified as a REIT. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations. The complexity of these provisions and of the applicable income tax regulations is greater in the case of a REIT structure like ours that holds assets through the Operating Partnership and joint ventures. The determination of various factual matters and circumstances not entirely within our control, including determinations by our partners in the Joint Venture Centers, may affect our continued qualification as a REIT. In addition, legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to our qualification as a REIT or the U.S. federal income tax consequences of that qualification.
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

In addition, if we were to lose our REIT status, we would be prohibited from qualifying as a REIT for the four taxable years following the year during which the qualification was lost, absent relief under statutory provisions. As a result, net income and the funds available for distributions to our stockholders would be reduced for at least five years and the fair market value of our shares could be materially adversely affected. Furthermore, the Internal Revenue Service could challenge our REIT status for past periods. Such a challenge, if successful, could result in us owing a material amount of tax, interest and penalties for prior periods. It is possible that future economic, market, legal, tax or other considerations might cause our board of directors to revoke our REIT election.
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
In addition, the REIT provisions of the Internal Revenue Code impose a 100% tax on income from “prohibited transactions.” Prohibited transactions generally include sales of assets that do not qualify for a statutory safe harbor if such assets constitute inventory or other property held for sale in the ordinary course of business, other than foreclosure property. This 100% tax could impact our desire to sell assets and other investments at otherwise opportune times if we believe such sales could be considered prohibited transactions.
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
If our Operating Partnership fails to maintain its status as a partnership for tax purposes, we would face adverse tax consequences.
We intend to maintain the status of the Operating Partnership as a partnership for federal income tax purposes. However, if the Internal Revenue Service were to successfully challenge the status of the Operating Partnership as an entity taxable as a partnership, the Operating Partnership would be taxable as a corporation. This would reduce the amount of distributions that the Operating Partnership could make to us. This could also result in our losing REIT status, and becoming subject to a corporate level tax on our income. This would substantially reduce the cash available to us to make distributions and the return on your investment. In addition, if any of the partnerships or limited liability companies through which the Operating Partnership owns its property, in whole or in part, loses its characterization as a partnership or disregarded entity for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the Operating Partnership. Such a recharacterization of an underlying entity could also threaten our ability to maintain REIT status.

Tax legislative or regulatory action could adversely affect us or our investors.
In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments similar to an investment in our stock. Additional changes to tax laws are likely to continue in the future, and we cannot assure you that any such changes will not adversely affect the taxation of us or our stockholders. Any such changes could have an adverse effect on an investment in our stock or on the market value or the resale potential of our properties. In addition, according to publicly released statements, a top legislative priority of the Trump administration and the current Congress may be significant reform of the Code, including significant changes to taxation of business entities and the deductibility of interest expense. There is a substantial lack of clarity around the likelihood, timing and details of any such tax reform and the impact of any potential tax reform on our business and on the price of our common stock.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
The following table sets forth certain information regarding the Centers and other locations that are wholly owned or partly owned by the Company as of December 31, 2016, excluding Cascade Mall and Northgate Mall, which were sold on January 18, 2017.

Count	Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors (3)	Company-Owned Anchors (3)
	CONSOLIDATED CENTERS:
1	50.1%	Chandler Fashion Center	2001/2002	-	1,319,000	634,000	95.2%	Dillard's, Macy's, Nordstrom	Sears
		Chandler, Arizona
2	100%	Danbury Fair Mall	1986/2005	2016	1,269,000	524,000	95.9%	JCPenney, Macy's	Dick's Sporting Goods, Forever 21, Lord & Taylor, Primark, Sears
		Danbury, Connecticut
3	100%	Desert Sky Mall	1981/2002	2007	890,000	279,000	97.5%	Burlington, Dillard's, Sears	La Curacao, Mercado de los Cielos
		Phoenix, Arizona
4	100%	Eastland Mall(4)	1978/1998	1996	1,044,000	555,000	96.3%	Dillard's, Macy's	JCPenney
		Evansville, Indiana
5	100%	Fashion Outlets of Chicago	2013/—	-	538,000	538,000	97.7%	—	—
		Rosemont, Illinois
6	100%	Fashion Outlets of Niagara Falls USA	1982/2011	2014	686,000	686,000	92.9%	—	—
		Niagara Falls, New York
7	50.1%	Freehold Raceway Mall	1990/2005	2007	1,674,000	776,000	97.8%	JCPenney, Lord & Taylor, Macy's, Nordstrom	Dick's Sporting Goods, Primark, Sears
		Freehold, New Jersey
8	100%	Fresno Fashion Fair	1970/1996	2006	963,000	403,000	95.6%	Macy's	Forever 21, JCPenney, Macy's
		Fresno, California
9	100%	Green Acres Mall(4)	1956/2013	2016	2,089,000	901,000	93.5%	—	BJ's Wholesale Club, Dick's Sporting Goods, Century 21, JCPenney, Kohl's, Macy's (two), Sears, Walmart
		Valley Stream, New York
10	100%	Inland Center(4)	1966/2004	2016	866,000	204,000	98.1%	Macy's, Sears	Forever 21, JCPenney
		San Bernardino, California
11	100%	Kings Plaza Shopping Center(4)(5)(6)	1971/2012	2002	1,189,000	460,000	95.2%	Macy's	Lowe's
		Brooklyn, New York
12	100%	La Cumbre Plaza(4)	1967/2004	1989	491,000	174,000	85.2%	Macy's	Sears
		Santa Barbara, California
13	100%	NorthPark Mall	1973/1998	2001	1,035,000	385,000	87.7%	Dillard's, JCPenney, Sears, Von Maur	Younkers
		Davenport, Iowa
14	100%	Oaks, The	1978/2002	2009	1,191,000	589,000	95.6%	JCPenney, Macy's (two)	Dick's Sporting Goods, Nordstrom
		Thousand Oaks, California
15	100%	Pacific View	1965/1996	2001	1,021,000	372,000	94.5%	JCPenney, Sears, Target	Macy's
		Ventura, California
16	100%	Queens Center(4)	1973/1995	2004	963,000	407,000	98.5%	JCPenney, Macy's	—
		Queens, New York
17	100%	Santa Monica Place	1980/1999	2015	517,000	294,000	86.5%	—	Bloomingdale's, Nordstrom
		Santa Monica, California
18	84.9%	SanTan Village Regional Center	2007/—	2009	1,057,000	650,000	97.5%	Dillard's, Macy's	Dick's Sporting Goods
		Gilbert, Arizona

Count	Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors (3)	Company-Owned Anchors (3)
19	100%	SouthPark Mall	1974/1998	2015	862,000	348,000	83.1%	Dillard's, Von Maur	Dick's Sporting Goods, JCPenney, Younkers
		Moline, Illinois
20	100%	Stonewood Center(4)	1953/1997	1991	932,000	359,000	94.0%	—	JCPenney, Kohl's, Macy's, Sears
		Downey, California
21	100%	Superstition Springs Center(5)	1990/2002	2002	1,040,000	388,000	92.9%	Dillard's, JCPenney, Macy's, Sears	—
		Mesa, Arizona
22	100%	Towne Mall	1985/2005	1989	350,000	179,000	87.2%	—	Belk, JCPenney, Sears
		Elizabethtown, Kentucky
23	100%	Tucson La Encantada	2002/2002	2005	243,000	243,000	94.6%	—	—
		Tucson, Arizona
24	100%	Valley Mall	1978/1998	1992	505,000	190,000	99.0%	Target	Belk, Dick's Sporting Goods, JCPenney
		Harrisonburg, Virginia
25	100%	Valley River Center(5)	1969/2006	2007	921,000	344,000	99.0%	Macy's	JCPenney
		Eugene, Oregon
26	100%	Victor Valley, Mall of	1986/2004	2012	577,000	254,000	97.8%	Macy's	Dick's Sporting Goods, JCPenney, Sears
		Victorville, California
27	100%	Vintage Faire Mall	1977/1996	2008	1,140,000	406,000	95.4%	Forever 21, Macy's	Dick's Sporting Goods, JCPenney, Macy's, Sears
		Modesto, California
28	100%	Wilton Mall	1990/2005	1998	737,000	452,000	97.1%	JCPenney	Bon-Ton, Dick's Sporting Goods, Sears
		Saratoga Springs, New York
		Total Consolidated Centers			26,109,000	11,994,000	94.8%
	UNCONSOLIDATED JOINT VENTURE CENTERS:
29	60%	Arrowhead Towne Center	1993/2002	2015	1,197,000	389,000	94.7%	Dillard's, JCPenney, Macy's	Dick's Sporting Goods, Forever 21, Sears
		Glendale, Arizona
30	50%	Biltmore Fashion Park	1963/2003	2006	517,000	212,000	98.4%	—	Macy's, Saks Fifth Avenue
		Phoenix, Arizona
31	50.1%	Corte Madera, The Village at	1985/1998	2005	461,000	224,000	90.1%	Macy's, Nordstrom	—
		Corte Madera, California
32	50%	Country Club Plaza	1922/2016	2015	1,004,000	1,004,000	n/a	—	—
		Kansas City, Missouri
33	51%	Deptford Mall	1975/2006	1990	1,039,000	342,000	95.3%	JCPenney, Macy's	Boscov's, Sears
		Deptford, New Jersey
34	51%	FlatIron Crossing	2000/2002	2009	1,431,000	787,000	95.1%	Dillard's, Macy's, Nordstrom	Dick's Sporting Goods
		Broomfield, Colorado
35	50%	Kierland Commons	1999/2005	2003	436,000	436,000	97.6%	—	—
		Scottsdale, Arizona
36	60%	Lakewood Center(5)	1953/1975	2008	2,064,000	956,000	98.3%	—	Costco, Forever 21, Home Depot, JCPenney, Macy's, Target
		Lakewood, California
37	60%	Los Cerritos Center(4)	1971/1999	2016	1,298,000	538,000	94.9%	Macy's, Nordstrom	Dick's Sporting Goods, Forever 21, Sears
		Cerritos, California
38	50%	North Bridge, The Shops at(4)	1998/2008	-	671,000	411,000	99.3%	—	Nordstrom
		Chicago, Illinois
39	50%	Scottsdale Fashion Square(5)	1961/2002	2015	1,812,000	791,000	96.4%	Dillard's	Dick's Sporting Goods, Macy's, Neiman Marcus, Nordstrom
		Scottsdale, Arizona
40	60%	South Plains Mall	1972/1998	2016	1,127,000	469,000	90.1%	—	Bealls, Dillard's (two), JCPenney, Sears
		Lubbock, Texas
41	51%	Twenty Ninth Street(4)	1963/1979	2007	847,000	555,000	98.1%	Macy's	Home Depot
		Boulder, Colorado

Count	Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors (3)	Company-Owned Anchors (3)
42	50%	Tysons Corner Center	1968/2005	2014	1,974,000	1,089,000	98.4%	—	Bloomingdale's, L.L. Bean, Lord & Taylor, Macy's, Nordstrom
		Tysons Corner, Virginia
43	60%	Washington Square	1974/1999	2005	1,440,000	505,000	99.5%	Macy's	Dick's Sporting Goods, JCPenney, Nordstrom, Sears
		Portland, Oregon
44	19%	West Acres	1972/1986	2001	971,000	418,000	98.9%	Herberger's, Macy's	JCPenney, Sears(7)
		Fargo, North Dakota
		Total Unconsolidated Joint Ventures			18,289,000	9,126,000	96.2%
	REGIONAL SHOPPING CENTERS UNDER REDEVELOPMENT
45	50%	Broadway Plaza(4)(8)	1951/1985	2016	923,000	375,000	(9)	Macy's	Neiman Marcus, Nordstrom
		Walnut Creek, California
46	50%	Fashion Outlets of Philadelphia(8)	1977/2014	ongoing	850,000	624,000	(9)	—	Burlington, Century 21
		Philadelphia, Pennsylvania
47	100%	Paradise Valley Mall(10)	1979/2002	2009	1,203,000	424,000	(9)	Dillard's, JCPenney, Macy's	Costco, Sears
		Phoenix, Arizona
48	100%	Westside Pavilion(10)	1985/1998	2007	755,000	397,000	(9)	Macy's(7)	Nordstrom(7)
		Los Angeles, California
48		Total Regional Shopping Centers			48,129,000	22,940,000	95.4%
	COMMUNITY/POWER SHOPPING CENTERS
1	50%	Atlas Park, The Shops at(8)	2006/2011	2013	371,000	371,000	76.6%	—	—
		Queens, New York
2	50%	Boulevard Shops(8)	2001/2002	2004	185,000	185,000	98.2%	—	—
		Chandler, Arizona
3	Various	Estrella Falls, The Market at(8)	2009/—	2016	355,000	355,000	97.6%	—	—
		Goodyear, Arizona
4	89.4%	Promenade at Casa Grande(5)(10)	2007/—	2009	761,000	431,000	92.9%	Dillard's, JCPenney, Kohl's	—
		Casa Grande, Arizona
5	100%	Southridge Center(5)(10)	1975/1998	2013	823,000	434,000	81.6%	Des Moines Area Community College	Target, Younkers
		Des Moines, Iowa
6	100.0%	Superstition Springs Power Center(10)	1990/2002	-	206,000	53,000	100.0%	Best Buy, Burlington	—
		Mesa, Arizona
7	100%	The Marketplace at Flagstaff(4)(10)	2007/—	-	268,000	147,000	100.0%	—	Home Depot
		Flagstaff, Arizona
7		Total Community/Power Shopping Centers			2,969,000	1,976,000
55		Total before Other Assets			51,098,000	24,916,000
	OTHER ASSETS:
	100%	Various(10)(11)			447,000	169,000	100.0%	—	Forever 21, Kohl's
	100%	500 North Michigan Avenue(10)			326,000	—	—	—	—
		Chicago, Illinois
	50%	Valencia Place at Country Club Plaza(8)			242,000	—	—	—	—
		Kansas City, Missouri
	50%	Fashion Outlets of Philadelphia-Office(8)			526,000	—	—	—	—
		Philadelphia, Pennsylvania
	50%	Scottsdale Fashion Square-Office(8)			123,000	—	—	—	—
		Scottsdale, Arizona

Count	Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors (3)	Company-Owned Anchors (3)
	50%	Tysons Corner Center-Office(8)			174,000	—	—	—	—
		Tysons Corner, Virginia
	50%	Hyatt Regency Tysons Corner Center(8)			290,000	—	—	—	—
		Tysons Corner, Virginia
	50%	VITA Tysons Corner Center(8)			510,000	—	—	—	—
		Tysons Corner, Virginia
	50%	Tysons Tower(8)			528,000	—	—	—	—
		Tysons Corner, Virginia
		Total Other Assets			3,166,000	169,000
		Grand Total			54,264,000	25,085,000
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

(2)
With respect to 43 Centers, the underlying land controlled by the Company is owned in fee entirely by the Company or, in the case of Joint Venture Centers, by the joint venture property partnership or limited liability company. With respect to the remaining 12 Centers, portions of the underlying land controlled by the Company are owned by third parties and leased to the Company, or the joint venture property partnership or limited liability company, pursuant to long-term ground leases. Under the terms of a typical ground lease, the Company, or the joint venture property partnership or limited liability company, has an option or right of first refusal to purchase the land. The termination dates of the ground leases range from 2017 to 2098.

(3)
Total GLA includes GLA attributable to Anchors (whether owned or non-owned) and Mall and Freestanding Stores as of December 31, 2016. “Non-owned Anchors” is space not owned by the Company (or, in the case of Joint Venture Centers, by the joint venture property partnership or limited liability company) which is occupied by Anchor tenants. “Company-owned Anchors” is space owned (or leased) by the Company (or, in the case of Joint Venture Centers, by the joint venture property partnership or limited liability company) and leased (or subleased) to Anchor tenants.

(4)	Portions of the land on which the Center is situated are subject to one or more long-term ground leases.

(5)
These Centers have vacant Anchor locations. The Company is seeking replacement tenants and/or contemplating redevelopment opportunities for these vacant sites. The Company continues to collect rent under the terms of an agreement regarding two of these vacant Anchor locations.

(6)	The Company anticipates that Primark will open a store at Kings Plaza Shopping Center in 2018.

(7)	The anchor tenant has announced its intent to close this location.

(8)	Included in Unconsolidated Joint Venture Centers.

(9)
Tenant spaces have been intentionally held off the market and remain vacant because of redevelopment plans. As a result, the Company believes the percentage of mall and freestanding GLA leased at this redevelopment property is not meaningful data.

(10)	Included in Consolidated Centers.

(11)
The Company owns an office building and seven stores located at shopping centers not owned by the Company. Of the seven stores, two have been leased to Forever 21, one has been leased to Kohl's, one is vacant and three have been leased for non-Anchor usage. With respect to the office building and four of the seven stores, the underlying land is owned in fee entirely by the Company. With respect to the remaining three stores, the underlying land is owned by third parties and leased to the Company pursuant to long-term building or ground leases. Under the terms of a typical building or ground lease, the Company pays rent for the use of the building or land and is generally responsible for all costs and expenses associated with the building and improvements. In some cases, the Company has an option or right of first refusal to purchase the land. The termination dates of the ground leases range from 2018 to 2027.

Mortgage Debt
The following table sets forth certain information regarding the mortgages encumbering the Centers, including those Centers in which the Company has less than a 100% interest. The information set forth below is as of December 31, 2016 (dollars in thousands):

Property Pledged as Collateral	Fixed or Floating	Carrying Amount(1)	Effective Interest Rate(2)	Annual Debt Service(3)	Maturity Date(4)	Balance Due on Maturity	Earliest Date Notes Can Be Defeased or Be Prepaid
Consolidated Centers:
Chandler Fashion Center(5)	Fixed	$199,833	3.77%	$7,500	7/1/19	$200,000	Any Time
Danbury Fair Mall(6)	Fixed	215,857	5.53%	18,456	10/1/20	188,854	Any Time
Fashion Outlets of Chicago(7)	Floating	198,966	2.43%	4,536	3/31/20	200,000	Any Time
Fashion Outlets of Niagara Falls USA	Fixed	115,762	4.89%	8,724	10/6/20	103,810	Any Time
Freehold Raceway Mall(5)	Fixed	220,643	4.20%	13,584	1/1/18	216,258	Any Time
Fresno Fashion Fair(8)	Fixed	323,062	3.67%	11,652	11/1/26	325,000	2/28/19
Green Acres Mall	Fixed	297,798	3.61%	17,364	2/3/21	269,922	Any Time
Kings Plaza Shopping Center	Fixed	456,958	3.67%	26,748	12/3/19	427,423	Any Time
Northgate Mall(9)	Floating	63,434	3.50%	2,472	3/1/17	63,350	Any Time
Oaks, The	Fixed	201,235	4.14%	12,768	6/5/22	174,433	Any Time
Pacific View	Fixed	127,311	4.08%	8,016	4/1/22	110,597	4/12/2017
Queens Center	Fixed	600,000	3.49%	20,928	1/1/25	600,000	Any Time
Santa Monica Place	Fixed	219,564	2.99%	12,048	1/3/18	214,118	Any Time
SanTan Village Regional Center	Fixed	127,724	3.14%	7,068	6/1/19	120,238	Any Time
Stonewood Center	Fixed	99,520	1.80%	7,680	11/1/17	94,471	Any Time
Towne Mall	Fixed	21,570	4.48%	1,404	11/1/22	18,886	Any Time
Tucson La Encantada(10)	Fixed	68,513	4.23%	4,416	3/1/22	59,788	Any Time
Victor Valley, Mall of	Fixed	114,559	4.00%	4,560	9/1/24	115,000	Any Time
Vintage Faire Mall	Fixed	269,228	3.55%	15,072	3/6/26	210,825	3/26/2017
Westside Pavilion	Fixed	143,881	4.49%	9,396	10/1/22	125,489	Any Time
		$4,085,418

Property Pledged as Collateral	Fixed or Floating	Carrying Amount(1)	Effective Interest Rate(2)	Annual Debt Service(3)	Maturity Date(4)	Balance Due on Maturity	Earliest Date Notes Can Be Defeased or Be Prepaid
Unconsolidated Joint Venture Centers (at Company's Pro Rata Share):
Arrowhead Towne Center(60.0%)(11)	Fixed	$240,000	4.05%	$9,720	2/1/28	$212,719	2/1/22
Atlas Park, The Shops at(50.0%)(12)	Floating	23,665	2.98%	602	10/28/20	24,651	Any Time
Boulevard Shops(50.0%)(13)	Floating	9,557	2.50%	417	12/16/18	9,133	Any Time
Corte Madera, The Village at(50.1%)(14)	Fixed	112,327	3.53%	3,945	9/1/28	98,753	9/30/19
Country Club Plaza(50.0%)(15)	Fixed	159,561	3.88%	6,160	4/1/26	137,525	4/1/21
Deptford Mall(51.0%)(16)	Fixed	97,762	3.55%	5,795	4/3/23	81,750	Any Time
Estrella Falls, The Market at(40.1%)(17)	Floating	10,325	2.60%	330	2/5/20	10,087	Any Time
FlatIron Crossing(51.0%)(16)	Fixed	131,361	2.81%	8,525	1/5/21	110,538	Any Time
Kierland Commons(50.0%)(18)	Floating	65,273	2.78%	2,502	1/2/18	64,281	Any Time
Lakewood Center(60.0%)	Fixed	225,655	4.15%	13,144	6/1/26	185,306	8/6/17
Los Cerritos Center(60.0%)	Fixed	315,000	4.00%	12,600	11/1/27	278,711	11/1/21
North Bridge, The Shops at(50.0%)(19)	Fixed	186,882	3.71%	6,900	6/1/28	159,785	Any Time
Scottsdale Fashion Square(50.0%)	Fixed	241,581	3.02%	13,281	4/3/23	201,331	Any Time
South Plains Mall(60.0%)	Fixed	120,000	4.22%	5,065	11/6/25	120,000	3/6/18
Twenty Ninth Street(51.0%)(20)	Fixed	76,500	4.10%	3,137	2/6/26	76,500	6/7/18
Tysons Corner Center(50.0%)(21)	Fixed	398,795	4.13%	24,643	1/1/24	333,233	Any Time
Washington Square(60.0%)	Fixed	330,000	3.65%	12,045	11/1/22	311,863	11/1/18
West Acres(19.0%)(22)	Fixed	10,213	6.41%	1,069	2/1/17	10,179	Any Time
		$2,754,457
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

The debt premiums (discounts) as of December 31, 2016 consisted of the following:

Property Pledged as Collateral
Consolidated Centers
Fashion Outlets of Niagara Falls USA	$3,558
Stonewood Center	2,349
$5,907
Unconsolidated Joint Venture Center (at Company's Pro Rata Share)
Deptford Mall	$977
FlatIron Crossing	5,030
Lakewood Center	(13,333)
$(7,326)
The mortgage notes payable balances also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs at December 31, 2016 were $12,716 for Consolidated Centers and $4,151 for Unconsolidated Joint Ventures (at Company's pro rata share).

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

(5)	A 49.9% interest in the loan has been assumed by a third party in connection with a co-venture arrangement.

(6)	Northwestern Mutual Life ("NML") is the lender of 50% of the loan. NML is considered a related party as it is a joint venture partner with the Company in Broadway Plaza.

(7)	The loan bears interest at LIBOR plus 1.50%.

(8)	On October 6, 2016, the Company placed a $325,000 loan on the property that bears interest at an effective rate of 3.67% and matures on November 1, 2026.

(9)	On January 18, 2017, the Company paid off the loan in full in connection with the sale of the underlying property (See "Item 1. Business—Recent Developments—Acquisitions and Dispositions").

(10)	NML is the lender of this loan.

(11)
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

(12)	The loan bears interest at LIBOR plus 2.25%.

(13)	The loan bears interest at LIBOR plus 1.75%.

(14)
On August 5, 2016, the Company’s joint venture in The Village at Corte Madera replaced the existing loan on the property with a new $225,000 loan that bears interest at an effective rate of 3.53% and matures on September 1, 2028.

(15)	On March 28, 2016, the Company's joint venture in Country Club Plaza placed a $320,000 loan on the property that bears interest at an effective rate of 3.88% and matures on April 1, 2026.

(16)
On January 14, 2016, a 49% interest in the loan was assumed by a third party in connection with the sale of a 49% ownership interest in the MAC Heitman Portfolio (See "Item 1. Business—Recent Developments—Acquisitions and Dispositions").

(17)	The loan bears interest at LIBOR plus 1.70%.

(18)
The loan bears interest at LIBOR plus 1.9%. On February 2, 2017, the Company's joint venture in Kierland Commons entered into a loan commitment with a lender to replace this loan with a new $225.0 million loan on the property. The new 3.95% ten-year loan is expected to close in March 2017.

(19)
On May 27, 2016, the Company's joint venture in The Shops at North Bridge replaced the existing loan on the property with a new $375,000 loan that bears interest at an effective rate of 3.71% and matures on June 1, 2028.

(20)
On January 14, 2016, the Company placed a $150,000 loan on the property that bears interest at an effective rate of 4.10% and matures on February 6, 2026. Concurrently, a 49% interest in the loan was assumed by a third party in connection with the sale of a 49% ownership interest in the MAC Heitman Portfolio.

(21)	NML is the lender of 33.3% of the loan.

(22)
On February 1, 2017, the Company's joint venture in West Acres replaced the existing loan on the property with a new $80.0 million loan that bears interest at 4.61% and matures on March 1, 2032. The Company used its share of the excess proceeds to pay down its line of credit and for general corporate purposes.

ITEM 3.    LEGAL PROCEEDINGS
None of the Company, the Operating Partnership, the Management Companies or their respective affiliates is currently involved in any material legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The common stock of the Company is listed and traded on the New York Stock Exchange under the symbol "MAC". The common stock began trading on March 10, 1994 at a price of $19 per share. In 2016, the Company's shares traded at a high of $94.51 and a low of $66.00.
As of February 21, 2017, there were approximately 540 stockholders of record. The following table shows high and low sales prices per share of common stock during each quarter in 2016 and 2015 and dividends per share of common stock declared and paid by the Company during each quarter:

	Market Quotation Per Share
			Dividends (1)
Quarter Ended	High	Low	Declared	Paid
March 31, 2016	$82.88	$72.99	$0.68	$2.68
June 30, 2016	$85.39	$71.82	$0.68	$0.68
September 30, 2016	$94.51	$78.76	$0.68	$0.68
December 31, 2016	$80.54	$66.00	$0.71	$0.71
March 31, 2015	$95.93	$81.61	$0.65	$0.65
June 30, 2015	$86.31	$74.51	$0.65	$0.65
September 30, 2015	$81.52	$71.98	$0.65	$0.65
December 31, 2015	$86.29	$74.55	$4.68	$2.68
_______________________________________________________________________________

(1)
The dividends declared for the quarter ended December 31, 2015 include a special dividend/distribution of $2.00 per share of common stock and per OP Unit that was paid on January 6, 2016 (See "Item 1. Business—Recent Developments—Other Transactions and Events").

To maintain its qualification as a REIT, the Company is required each year to distribute to stockholders at least 90% of its net taxable income after certain adjustments. The Company paid all of its 2016 and 2015 quarterly dividends in cash. The timing, amount and composition of future dividends will be determined in the sole discretion of the Company's board of directors and will depend on actual and projected cash flow, financial condition, funds from operations, earnings, capital requirements, annual REIT distribution requirements, contractual prohibitions or other restrictions, applicable law and such other factors as the board of directors deems relevant. For example, under the Company's existing financing arrangements, the Company may pay cash dividends and make other distributions based on a formula derived from funds from operations (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations ("FFO")") and only if no default under the financing agreements has occurred, unless, under certain circumstances, payment of the distribution is necessary to enable the Company to continue to qualify as a REIT under the Code.
Stock Performance Graph
The following graph provides a comparison, from December 31, 2011 through December 31, 2016, of the yearly percentage change in the cumulative total stockholder return (assuming reinvestment of dividends) of the Company, the Standard & Poor's ("S&P") 500 Index, the S&P Midcap 400 Index and the FTSE NAREIT All Equity REITs Index, an industry index of publicly-traded REITs (including the Company).
The graph assumes that the value of the investment in each of the Company's common stock and the indices was $100 at the close of the market on December 31, 2011.
Upon written request directed to the Secretary of the Company, the Company will provide any stockholder with a list of the REITs included in the FTSE NAREIT All Equity REITs Index. The historical information set forth below is not necessarily indicative of future performance.

Data for the FTSE NAREIT All Equity REITs Index, the S&P 500 Index and the S&P Midcap 400 Index were provided by Research Data Group.
Copyright© 2017 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
The Macerich Company	$100.00	$119.75	$125.74	$185.00	$194.36	$176.93
S&P 500 Index	100.00	116.00	153.58	174.60	177.01	198.18
S&P Midcap 400 Index	100.00	117.88	157.37	172.74	168.98	204.03
FTSE NAREIT All Equity REITs Index	100.00	119.70	123.12	157.63	162.08	176.07
Recent Sales of Unregistered Securities
         During the fourth quarter of 2016, the Company, as general partner of the Operating Partnership, issued an aggregate of 65,000 shares of common stock to limited partners of the Operating Partnership in exchange for an equal number of units pursuant to the partnership agreement of the Operating Partnership, as follows: 58,000 shares on November 30, 2016, 2,500 shares on December 12, 2016, 2,500 shares on December 15, 2016, and 2,000 shares on December 22, 2016.
            In each case, the issuance of the shares of common stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
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

	Years Ended December 31,
	2016	2015	2014	2013	2012
OPERATING DATA:
Revenues:
Minimum rents (1)	$616,295	$759,603	$633,571	$578,113	$447,321
Percentage rents	20,902	25,693	24,350	23,156	21,388
Tenant recoveries	305,282	415,129	361,119	337,772	247,593
Other	59,328	61,470	52,226	50,242	39,980
Management Companies	39,464	26,254	33,981	40,192	41,235
Total revenues	1,041,271	1,288,149	1,105,247	1,029,475	797,517
Expenses:
Shopping center and operating expenses	307,623	379,815	353,505	329,795	251,923
Management Companies' operating expenses	98,323	92,340	88,424	93,461	85,610
REIT general and administrative expenses	28,217	29,870	29,412	27,772	20,412
Costs related to unsolicited takeover offer (2)	—	25,204	—	—	—
Depreciation and amortization	348,488	464,472	378,716	357,165	277,621
Interest expense	163,675	211,943	190,689	197,247	164,392
(Gain) loss on early extinguishment of debt, net (3)	(1,709)	(1,487)	9,551	(1,432)	—
Total expenses	944,617	1,202,157	1,050,297	1,004,008	799,958
Equity in income of unconsolidated joint ventures (4)	56,941	45,164	60,626	167,580	79,281
Co-venture expense	(13,382)	(11,804)	(9,490)	(8,864)	(6,523)
Income tax (expense) benefit (5)	(722)	3,223	4,269	1,692	4,159
Gain (loss) on sale or write down of assets, net (6)	415,348	378,248	73,440	(78,057)	28,734
Gain on remeasurement of assets (7)	—	22,089	1,423,136	51,205	199,956
Income from continuing operations	554,839	522,912	1,606,931	159,023	303,166
Discontinued operations: (8)
Gain on disposition of assets, net	—	—	—	286,414	50,811
Income from discontinued operations	—	—	—	3,522	12,412
Total income from discontinued operations	—	—	—	289,936	63,223
Net income	554,839	522,912	1,606,931	448,959	366,389
Less net income attributable to noncontrolling interests	37,844	35,350	107,889	28,869	28,963
Net income attributable to the Company	$516,995	$487,562	$1,499,042	$420,090	$337,426
Earnings per common share ("EPS") attributable to the Company—basic:
Income from continuing operations	$3.52	$3.08	$10.46	$1.07	$2.07
Discontinued operations	—	—	—	1.94	0.44
Net income attributable to common stockholders	$3.52	$3.08	$10.46	$3.01	$2.51
EPS attributable to the Company—diluted: (9)(10)
Income from continuing operations	$3.52	$3.08	$10.45	$1.06	$2.07
Discontinued operations	—	—	—	1.94	0.44
Net income attributable to common stockholders	$3.52	$3.08	$10.45	$3.00	$2.51

	As of December 31,
	2016	2015	2014	2013	2012
BALANCE SHEET DATA:
Investment in real estate (before accumulated depreciation)	$9,209,211	$10,689,656	$12,777,882	$9,181,338	$9,012,706
Total assets	$9,958,148	$11,235,584	$13,094,948	$9,038,972	$9,280,997
Total mortgage and notes payable	$4,965,900	$5,260,750	$6,265,570	$4,546,449	$5,231,158
Equity (11)	$4,427,168	$5,071,239	$6,039,849	$3,718,717	$3,416,251
OTHER DATA:
Funds from operations ("FFO")—diluted (12)	$642,304	$642,268	$542,754	$527,574	$577,862
Cash flows provided by (used in):
Operating activities	$417,506	$540,377	$400,706	$422,035	$351,296
Investing activities	$443,113	$(101,024)	$(255,791)	$271,867	$(963,374)
Financing activities	$(853,083)	$(437,750)	$(129,723)	$(689,980)	$610,623
Number of Centers at year end	57	58	60	64	70
Regional Shopping Centers portfolio occupancy (13)	95.4%	96.1%	95.8%	94.6%	93.8%
Regional Shopping Centers portfolio sales per square foot (14)	$630	$635	$587	$562	$517
Weighted average number of shares outstanding—EPS basic	146,599	157,916	143,144	139,598	134,067
Weighted average number of shares outstanding—EPS diluted(10)	146,711	158,060	143,291	139,680	134,148
Distributions declared per common share (15)	$2.75	$6.63	$2.51	$2.36	$2.23
_______________________________________________________________________________

(1)
Minimum rents were increased by amortization of above and below-market leases of $12.8 million, $16.5 million, $9.1 million, $6.6 million and $5.2 million for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

(2)	Costs related to unsolicited takeover offer from Simon. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Other Transactions and Events."

(3)
The (gain) loss on early extinguishment of debt, net for the years ended December 31, 2016, 2015, 2014 and 2013 includes the (gain) loss on the extinguishment of mortgage notes payable of $(1.7) million, $(2.1) million, $9.6 million and $(1.4) million, respectively. The (gain) loss on early extinguishment of debt, net for the year ended December 31, 2015 also includes the loss on the extinguishment of a term loan of $0.6 million.

(4)
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
On July 30, 2014, the Company formed a joint venture to redevelop Fashion Outlets of Philadelphia. The Company invested $106.8 million for a 50% ownership interest in the joint venture, which was funded by borrowings under its line of credit.
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
On November 14, 2014, the Company acquired the remaining 49% ownership interest that it did not previously own in two separate joint ventures, Pacific Premier Retail LLC and Queens JV LP, which together owned five Centers: Lakewood Center, Los Cerritos Center, Queens Center, Stonewood Center and Washington Square (collectively referred to herein as the "PPR Queens Portfolio.") The total consideration of approximately $1.8 billion was funded by the direct issuance of approximately $1.2 billion of common stock of the Company and the assumption of the third party's pro rata share of the mortgage notes payable on the properties of $672.1 million. The Company has included Stonewood Center and Queens Center in its consolidated financial statements since the date of acquisition and has included Lakewood Center, Los Cerritos Center and Washington Square in its consolidated financial statements from the date of acquisition until the Company sold a 40% interest in Pacific Premier Retail LLC (the "PPR Portfolio") on October 30, 2015 as provided below.
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
On October 30, 2015, the Company sold a 40% ownership interest in the PPR Portfolio, which owns Lakewood Center, Los Cerritos Center, South Plains Mall and Washington Square for a total sales price of $1.3 billion, resulting in a gain on sale of assets of $311.2 million. The sales price was funded by a cash payment of $545.6 million and the assumption of the pro rata share of the mortgage and other notes payable on the properties of $713.0 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes, which included funding the accelerated share repurchase program ("ASR") and Special Dividend (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Other Transactions and Events"). Upon completion of the sale of the ownership interest, the Company has accounted for its investment in the PPR Portfolio under the equity method of accounting.

On January 6, 2016, the Company sold a 40% ownership interest in Arrowhead Towne Center for $289.5 million, resulting in a gain on the sale of assets of $101.6 million. The sales price was funded by a cash payment of $129.5 million and the assumption of a pro rata share of the mortgage note payable on the property of $160.0 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes, which included funding the Special Dividend (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Other Transactions and Events"). Upon completion of the sale of the ownership interest, the Company has accounted for its investment in Arrowhead Towne Center under the equity method of accounting.
On January 14, 2016, the Company formed a joint venture, whereby the Company sold a 49% ownership interest in Deptford Mall, FlatIron Crossing and Twenty Ninth Street (the "MAC Heitman Portfolio"), for $771.5 million, resulting in a gain on the sale of assets of $340.7 million. The sales price was funded by a cash payment of $478.6 million and the assumption of a pro rata share of the mortgage notes payable on the properties of $292.9 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes. Upon completion of the sale of the ownership interest, the Company has accounted for its investment in the MAC Heitman Portfolio under the equity method of accounting.
On March 1, 2016, the Company, through a 50/50 joint venture, acquired Country Club Plaza for a purchase price of $660.0 million. The Company funded its pro rata share of the purchase price of $330.0 million from borrowings under its line of credit. On March 28, 2016, the joint venture placed a $320.0 million loan on the property that bears interest at an effective rate of 3.88% and matures on April 1, 2026. The Company used its pro rata share of the proceeds to pay down its line of credit.

(5)	The Company's taxable REIT subsidiaries are subject to corporate level income taxes (See Note 20—Income Taxes in the Company's Notes to the Consolidated Financial Statements).

(6)
Gain (loss) on sale or write down of assets, net includes the gain of $340.7 million from the sale of a 49% ownership interest in the MAC Heitman Portfolio and $101.6 million from the sale of a 40% ownership interest in the Arrowhead Towne Center during the year ended December 31, 2016. Gain (loss) on sale or write down of assets, net includes the gain of $311.2 million from the sale of a 40% ownership interest in the PPR Portfolio and $73.7 million from the sale of Panorama Mall during the year ended December 31, 2015 and the gain of $121.9 million from the sale of South Towne Center during the year ended December 31, 2014.

(7)
Gain on remeasurement of assets includes $22.1 million from the acquisition of Inland Center during the year ended December 31, 2015, $1.4 billion from the acquisition of the PPR Queens Portfolio during the year ended December 31, 2014, $36.3 million from the acquisition of Camelback Colonnade and $14.9 million from the acquisition of Superstition Springs Center during the year ended December 31, 2013, $84.2 million from the acquisition of FlatIron Crossing and $115.7 million from the acquisition of Arrowhead Towne Center during the year ended December 31, 2012.

(8)	Discontinued operations include the following:
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
The Company has classified the results of operations and gain or loss on sale for all of the above dispositions as discontinued operations for the years ended December 31, 2013 and 2012. On April 10, 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-08, which amended the definition of discontinued operations and requires additional disclosures for disposal transactions that do not meet the revised discontinued operations criteria. The Company adopted this pronouncement on January 1, 2014. As a result, properties sold after 2013 have been included in gain (loss) on sale or write down of assets, net in continuing operations.

(9)
Assumes the conversion of Operating Partnership units to the extent they are dilutive to the EPS computation. It also assumes the conversion of MACWH, LP common and preferred units to the extent that they are dilutive to the EPS computation.

(10)
Includes the dilutive effect, if any, of share and unit-based compensation plans and the senior convertible notes then outstanding calculated using the treasury stock method and the dilutive effect, if any, of all other dilutive securities calculated using the "if converted" method.

(11)
Equity includes the noncontrolling interests in the Operating Partnership, nonredeemable noncontrolling interests in consolidated joint ventures and common and non-participating convertible preferred units of MACWH, LP.

(12)	See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations ("FFO")".

(13)
Occupancy is the percentage of Mall and Freestanding GLA leased as of the last day of the reporting period. Centers under development and redevelopment are excluded from occupancy. As a result, occupancy for the year ended December 31, 2016 excluded Broadway Plaza, Fashion Outlets of Philadelphia, Paradise Valley Mall and Westside Pavilion. Occupancy for the years ended December 31, 2015 and 2014 excluded Broadway Plaza, Fashion Outlets of Niagara Falls USA, Fashion Outlets of Philadelphia, Paradise Valley Mall, SouthPark Mall and Westside Pavilion. Occupancy for the year ended December 31, 2013 excluded Paradise Valley Mall. Occupancy for the year ended December 31, 2012 excluded The Shops at Atlas Park and Southridge Center.

In addition, occupancy for the year ended December 31, 2016 excluded Cascade Mall and Northgate Mall, which were sold on January 18, 2017. Occupancy for the year ended December 31, 2015 excluded Flagstaff Mall, which was conveyed to the mortgage lender by a deed-in-lieu of foreclosure on July 15, 2016. Occupancy for the year ended December 31, 2014 excluded Great Northern Mall, which was conveyed to the mortgage lender by a deed-in-lieu of foreclosure in 2015. Occupancy for the year ended December 31, 2013 excluded Rotterdam Square, which was sold on January 15, 2014.

(14)
Sales per square foot are based on reports by retailers leasing Mall Stores and Freestanding Stores for the trailing twelve months for tenants which have occupied such stores for a minimum of twelve months. Sales per square foot also are based on tenants 10,000 square feet and under for Regional Shopping Centers. The sales per square foot exclude Centers under development and redevelopment. As a result, sales per square foot for the years ended December 31, 2016 excluded Broadway Plaza, Fashion Outlets of Philadelphia, Paradise Valley Mall and Westside Pavilion. Sales per square foot for the years ended December 31, 2015 and 2014 excluded Broadway Plaza, Fashion Outlets of Niagara Falls USA, Fashion Outlets of Philadelphia, Paradise Valley Mall, SouthPark Mall and Westside Pavilion. Sales per square foot for the year ended December 31, 2013 excluded Paradise Valley Mall.

In addition, sales per square foot for the year ended December 31, 2016 excluded Cascade Mall and Northgate Mall, which were sold on January 18, 2017. Sales per square foot for the year ended December 31, 2015 excluded Flagstaff Mall, which was conveyed to the mortgage lender by a deed-in-lieu of foreclosure on July 15, 2016. Sales per square foot for the year ended December 31, 2014 excluded Great Northern Mall, which was conveyed to the mortgage lender by a deed-in-lieu of foreclosure in 2015. Sales per square foot for the year ended December 31, 2013 excluded Rotterdam Square, which was sold on January 15, 2014.

(15)
On October 30, 2015, the Company declared two special dividends/distributions ("Special Dividend"), each of $2.00 per share of common stock and per OP Unit to stockholders and OP Unit holders of record on November 12, 2015. The first Special Dividend was paid on December 8, 2015 and the second Special Dividend was paid on January 6, 2016. The Special Dividends were funded from proceeds in connection with the financing and sale of ownership interests in the PPR Portfolio and Arrowhead Towne Center.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, the Operating Partnership. As of December 31, 2016, the Operating Partnership owned or had an ownership interest in 50 regional shopping centers and seven community/power shopping centers. These 57 regional and community/power shopping centers (which include any related office space) consist of approximately 56 million square feet of gross leasable area (“GLA”) and are referred to herein as the “Centers”. The Centers consist of consolidated Centers (“Consolidated Centers”) and unconsolidated joint venture Centers (“Unconsolidated Joint Venture Centers”) as set forth in “Item 2. Properties,” unless the context otherwise requires. The Company is a self-administered and self-managed REIT and conducts all of its operations through the Operating Partnership and the Management Companies.
The following discussion is based primarily on the consolidated financial statements of the Company for the years ended December 31, 2016, 2015 and 2014. It compares the results of operations and cash flows for the year ended December 31, 2016 to the results of operations and cash flows for the year ended December 31, 2015. Also included is a comparison of the results of operations and cash flows for the year ended December 31, 2015 to the results of operations and cash flows for the year ended December 31, 2014. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
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
On July 30, 2014, the Company formed a joint venture to redevelop Fashion Outlets of Philadelphia, a 1,376,000 square foot regional shopping center in Philadelphia, Pennsylvania. The Company invested $106.8 million for a 50% interest in the joint venture, which was funded by borrowings under its line of credit.
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
On October 31, 2014, the Company acquired the remaining 40% ownership interest in Fashion Outlets of Chicago, a 538,000 square foot outlet center in Rosemont, Illinois, that it did not previously own for $70.0 million. The purchase price was funded by a cash payment of $55.9 million and the settlement of $14.1 million in notes receivable. The cash payment was funded by borrowings under the Company's line of credit. The purchase agreement included contingent consideration based on the financial performance of Fashion Outlets of Chicago at an agreed upon date in 2016. On August 19, 2016, the Company paid $23.8 million in full settlement of the contingent consideration obligation.
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
On November 14, 2014, the Company acquired the remaining 49% ownership interest that it did not previously own in two separate joint ventures, Pacific Premier Retail LLC and Queens JV LP, which together owned five Centers: Lakewood Center, a 2,064,000 square foot regional shopping center in Lakewood, California; Los Cerritos Center, a 1,298,000 square foot regional shopping center in Cerritos, California; Queens Center, a 963,000 square foot regional shopping center in Queens, New York; Stonewood Center, a 932,000 square foot regional shopping center in Downey, California; and Washington Square, a 1,440,000 square foot regional shopping center in Portland, Oregon (collectively referred to herein as the "PPR Queens Portfolio"). The total consideration of approximately $1.8 billion was funded by the direct issuance of approximately $1.2 billion of common stock of the Company and the assumption of the third party's pro rata share of the mortgage notes payable on the properties of $672.1 million. As a result of the acquisition, the Company recognized a gain on remeasurement of assets of $1.4 billion. The Company has included Stonewood Center and Queens Center in its consolidated financial statements since the date of acquisition and has included Lakewood Center, Los Cerritos Center and Washington Square in its consolidated financial statements from the date of acquisition until the Company sold a 40% interest in the PPR Portfolio on October 30, 2015, as provided below.
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

On October 30, 2015, the Company sold a 40% ownership interest in Pacific Premier Retail LLC (the "PPR Portfolio"), which owns Lakewood Center, a 2,064,000 square foot regional shopping center in Lakewood, California; Los Cerritos Center, a 1,298,000 square foot regional shopping center in Cerritos, California; South Plains Mall, a 1,127,000 square foot regional shopping center in Lubbock, Texas; and Washington Square, a 1,440,000 square foot regional shopping center in Portland, Oregon, for a total sales price of $1.3 billion, resulting in a gain on the sale of assets of $311.2 million. The sales price was funded by a cash payment of $545.6 million and the assumption of a pro rata share of the mortgage and other notes payable on the properties of $713.0 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes, which included funding the ASR and Special Dividend (See "Other Transactions and Events"). Upon completion of the sale of the ownership interest, the Company no longer has a controlling interest in the joint venture due to the substantive participation rights of the outside partner. Accordingly, the Company accounts for its investment in the PPR Portfolio under the equity method of accounting.
On November 19, 2015, the Company sold Panorama Mall, a 312,000 square foot community center in Panorama City, California, for $98.0 million, resulting in a gain on the sale of assets of $73.7 million. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On January 6, 2016, the Company sold a 40% ownership interest in Arrowhead Towne Center, a 1,197,000 square foot regional shopping center in Glendale, Arizona, for $289.5 million, resulting in a gain on the sale of assets of $101.6 million. The sales price was funded by a cash payment of $129.5 million and the assumption of a pro rata share of the mortgage note payable on the property of $160.0 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes, which included funding the Special Dividend (See "Other Transactions and Events"). Upon completion of the sale of the ownership interest, the Company no longer has a controlling interest in the joint venture due to the substantive participation rights of the outside partner. Accordingly, the Company accounts for its investment in Arrowhead Towne Center under the equity method of accounting.
On January 14, 2016, the Company formed a joint venture, whereby the Company sold a 49% ownership interest in Deptford Mall, a 1,039,000 square foot regional shopping center in Deptford, New Jersey; FlatIron Crossing, a 1,431,000 square foot regional shopping center in Broomfield, Colorado; and Twenty Ninth Street, an 847,000 square foot regional shopping center in Boulder, Colorado (the "MAC Heitman Portfolio"), for $771.5 million, resulting in a gain on the sale of assets of $340.7 million. The sales price was funded by a cash payment of $478.6 million and the assumption of a pro rata share of the mortgage notes payable on the properties of $292.9 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes. Upon completion of the sale of the ownership interest, the Company no longer has a controlling interest in the joint venture due to the substantive participation rights of the outside partner. Accordingly, the Company accounts for its investment in the MAC Heitman Portfolio under the equity method of accounting.
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
On January 18, 2017, the Company sold Cascade Mall, a 589,000 square foot regional shopping center in Burlington, Washington; and Northgate Mall, a 750,000 square foot regional shopping center in San Rafael, California, in a combined transaction for $170.0 million. The proceeds from the sale were used to pay off the mortgage note payable on Northgate Mall, pay down the Company's line of credit and for general corporate purposes.
Financing Activity:
On August 28, 2014, the Company replaced the existing loan on Mall of Victor Valley with a new $115.0 million loan that bears interest at an effective rate of 4.00% and matures on September 1, 2024.

On November 14, 2014, in connection with the acquisition of the PPR Queens Portfolio (See “Acquisitions and Dispositions”), the Company assumed the loans on the following Centers: Lakewood Center with a fair value of $254.9 million that bore interest at an effective rate of 1.80% and was to mature on June 1, 2015, Los Cerritos Center with a fair value of $207.5 million that bore interest at an effective rate of 1.65% and was to mature on July 1, 2018, Queens Center with a fair value of $600.0 million that bears interest at an effective rate of 3.49% and matures on January 1, 2025, Stonewood Center with a fair value of $111.9 million that bears interest at an effective rate of 1.80% and matures on November 1, 2017, and Washington Square with a fair value of $240.3 million that bore interest at an effective rate of 1.65% and was to mature on January 1, 2016.
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
On February 1, 2017, the Company's joint venture in West Acres replaced the existing loan on the property with a new $80.0 million loan that bears interest at an effective rate of 4.61% and matures on March 1, 2032. The Company used its share of the excess proceeds to pay down its line of credit and for general corporate purposes.
On February 2, 2017, the Company's joint venture in Kierland Commons entered into a loan commitment with a lender to replace the existing loan on the property with a new $225.0 million loan that will bear interest at a fixed rate of 3.95% for ten-years. The new loan is expected to close in March 2017. The Company expects to use its share of the excess proceeds to pay down its line of credit and for general corporate purposes.
Redevelopment and Development Activity:
In February 2014, the Company's joint venture in Broadway Plaza started construction on the 235,000 square foot expansion of the 923,000 square foot regional shopping center in Walnut Creek, California. The joint venture completed a portion of the first phase of the project in November 2015 and the remaining portion of the first phase was completed in September 2016. The second phase will be completed through Summer 2018. The total cost of the project is estimated to be $305.0 million, with $152.5 million estimated to be the Company's pro rata share. The Company has funded $127.7 million of the total $255.4 million incurred by the joint venture as of December 31, 2016.
In July 2015, the Company started construction on a 335,000 square foot expansion of Green Acres Mall, a 2,089,000 square foot regional shopping center in Valley Stream, New York. The Company completed the project in October 2016. As of December 31, 2016, the Company has incurred $104.9 million in costs.
The Company's joint venture is proceeding with the development of Fashion Outlets of Philadelphia, a redevelopment of an 850,000 square foot regional shopping center in Philadelphia, Pennsylvania. The project is expected to be completed in 2018. The total cost of the project is estimated to be between $305.0 million and $365.0 million, with $152.5 million to $182.5 million estimated to be the Company's pro rata share. The Company has funded $46.9 million of the total $93.7 million incurred by the joint venture as of December 31, 2016.
The Company is currently in the process of redeveloping the 250,000 square foot former Sears store at Kings Plaza Shopping Center.  The Company expects to complete the project in Summer 2018.  As of December 31, 2016, the Company has incurred $10.0 million in costs and anticipates the total cost of the project to be between $95.0 million and $100.0 million.
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
On September 30, 2015, the Company's Board of Directors authorized the repurchase of up to $1.2 billion of the Company's outstanding common shares over the period ending September 30, 2017, as market conditions warranted (the "2015 Stock Buyback Program"). On November 12, 2015, the Company entered into an accelerated share repurchase program ("ASR") to repurchase $400.0 million of the Company's common stock. In accordance with the ASR, the Company made a prepayment of $400.0 million and received an initial share delivery of 4,140,788 shares. On January 19, 2016, the ASR was completed and the Company received an additional delivery of 970,609 shares. The average price of the 5,111,397 shares repurchased under the ASR was $78.26 per share. The ASR was funded from proceeds in connection with the financing and sale of the ownership interest in the PPR Portfolio (See "Acquisitions and Dispositions" and "Financing Activity").
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
On May 9, 2016, the Company entered into an ASR to repurchase the remaining $400.0 million of the Company's common stock authorized for repurchase. In accordance with the ASR, the Company made a prepayment of $400.0 million and received an initial share delivery of 3,964,812 shares. On July 11, 2016, the ASR was completed and the Company received delivery of an additional 1,104,162 shares. The average price of the 5,068,974 shares repurchased under the ASR was $78.91 per share. The ASR was funded from borrowings under the Company's line of credit, which had been recently paid down from the proceeds from the recently completed Joint Venture Transactions (See "Acquisitions and Dispositions" and "Financing Activity"). The total number of shares repurchased under the 2015 Stock Buyback Program was 15,263,799 at an average price of $78.62.
On July 15, 2016, the Company conveyed Flagstaff Mall, a 347,000 square foot regional shopping center in Flagstaff, Arizona, to the mortgage lender by a deed-in-lieu of foreclosure and was discharged from the mortgage note payable. The mortgage note payable was a non-recourse loan. As a result, the Company recognized a gain of $5.3 million on the extinguishment of debt.
On February 13, 2017, the Company announced that the Board of Directors has authorized the repurchase of up to $500.0 million of its outstanding common shares as market conditions and the Company’s liquidity warrant (the "2017 Stock Buyback Program"). Repurchases may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including ASR transactions, or other methods of acquiring shares and pursuant to Rule 10b5-1 of the Securities Act of 1934, from time to time as permitted by securities laws and other legal requirements.
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
Revenue Recognition:
Minimum rental revenues are recognized on a straight-line basis over the term of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight line rent adjustment." Currently, 57% of the leases contain provisions for CPI rent increases periodically throughout the term of the lease. The Company believes that using an annual multiple of CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases. Percentage rents are recognized when the tenants' specified sales targets have been met. Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred. Other tenants pay a fixed rate and these tenant recoveries are recognized as revenues on a straight-line basis over the term of the related leases.
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

Results of Operations
Many of the variations in the results of operations, discussed below, occurred because of the transactions affecting the Company's properties described above, including those related to the Redevelopment Properties, the Joint Venture Centers and the Disposition Properties (as defined below).
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
For the comparison of the year ended December 31, 2016 to the year ended December 31, 2015, the Redevelopment Properties are the expansion portion of Green Acres Mall, Paradise Valley Mall and Westside Pavilion. For the comparison of the year ended December 31, 2015 to the year ended December 31, 2014, the Redevelopment Properties are Paradise Valley Mall, the expansion portion of Fashion Outlets of Niagara Falls USA, SouthPark Mall and Westside Pavilion.
For the comparison of the year ended December 31, 2016 to the year ended December 31, 2015, the Joint Venture Centers are Inland Center, the PPR Portfolio, Arrowhead Towne Center and the MAC Heitman Portfolio. For the comparison of the year ended December 31, 2015 to the year ended December 31, 2014, the Joint Venture Centers are Inland Center, Lakewood Center, Los Cerritos Center, South Plains Mall, Washington Square, Stonewood Center, Queens Center and Cascade Mall. The change in revenues and expenses at the Joint Venture Centers for the comparison of the year ended December 31, 2016 to the year ended December 31, 2015 is primarily due to the conversion of the PPR Portfolio, Arrowhead Towne Center and the MAC Heitman Portfolio from consolidated Centers to unconsolidated joint ventures. The change in revenues and expenses at the Joint Venture Centers for the comparison of the year ended December 31, 2015 to the year ended December 31, 2014 is primarily due to the conversion of the PPR Queens Portfolio from unconsolidated joint ventures to consolidated Centers in 2014.
For comparison of the year ended December 31, 2016 to the year ended December 31, 2015, the Disposition Properties are Flagstaff Mall, Capitola Mall, Panorama Mall and Great Northern Mall. For the comparison of the year ended December 31, 2015 to the year ended December 31, 2014, the Disposition Properties are Panorama Mall, Great Northern Mall, Rotterdam Square, Somersville Towne Center, Lake Square Mall, South Towne Center and Camelback Colonnade.

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
Tenant sales per square foot decreased from $635 for the twelve months ended December 31, 2015 to $630 for the twelve months ended December 31, 2016. Occupancy rate decreased from 96.1% at December 31, 2015 to 95.4% at December 31, 2016. Releasing spreads increased 17.7% for the twelve months ended December 31, 2016. These calculations exclude Centers under development or redevelopment and property dispositions (See "Acquisitions and Dispositions" and "Other Transactions and Events" in Management's Overview and Summary).
Releasing spreads remained positive as the Company was able to lease available space at average higher rents than the expiring rental rates, resulting in a releasing spread of $8.49 per square foot ($56.57 on new and renewal leases executed compared to $48.08 on leases expiring), representing a 17.7% increase for the trailing twelve months ended December 31, 2016. The Company expects that releasing spreads will continue to be positive for 2017 as it renews or relets leases that are scheduled to expire. These leases that are scheduled to expire represent approximately 900,000 square feet of the Centers, accounting for 11.3% of the GLA of mall stores and freestanding stores, for spaces 10,000 square feet and under, as of December 31, 2016.
During the trailing twelve months ended December 31, 2016, the Company signed 231 new leases and 406 renewal leases comprising approximately 1.2 million square feet of GLA, of which 0.9 million square feet related to the consolidated Centers. The annual initial average base rent for new and renewal leases was $56.57 per square foot for the trailing twelve months ended December 31, 2016 with an average tenant allowance of $16.29 per square foot.
Comparison of Years Ended December 31, 2016 and 2015
Revenues:
Minimum and percentage rents (collectively referred to as "rental revenue") decreased by $148.1 million, or 18.9%, from 2015 to 2016. The decrease in rental revenue is attributed to a decrease of $179.3 million from the Joint Venture Centers and $15.4 million from the Disposition Properties offset in part by an increase of $44.9 million from the Same Centers and $1.7 million from the Redevelopment Properties. The increase in rental revenue at the Same Centers is primarily due to an increase in lease termination income, as provided below, and an increase in leasing spreads.
Rental revenue includes the amortization of above and below-market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below-market leases decreased from $16.5 million in 2015 to $12.8 million in 2016 primarily due to the Joint Venture Centers. The amortization of straight-line rents decreased from $7.2 million in 2015 to $5.2 million in 2016. Lease termination income increased from $9.7 million in 2015 to $20.4 million in 2016.
Tenant recoveries decreased $109.8 million, or 26.5%, from 2015 to 2016. The decrease in tenant recoveries is attributed to a decrease of $88.5 million from the Joint Venture Centers, $13.6 million from the Same Centers, $6.8 million from the Disposition Properties and $0.9 million from the Redevelopment Properties.
Management Companies' revenue increased from $26.3 million in 2015 to $39.5 million in 2016. The increase in Management Companies' revenue is due to an increase in management fees as a result of the conversion of the PPR Portfolio, Arrowhead Towne Center and the MAC Heitman Portfolio from consolidated Centers to unconsolidated joint ventures (See "Acquisitions and Dispositions" in Management's Overview and Summary) and an increase in development and leasing fees from other joint ventures.
Shopping Center and Operating Expenses:
Shopping center and operating expenses decreased $72.2 million, or 19.0%, from 2015 to 2016. The decrease in shopping center and operating expenses is attributed to a decrease of $69.5 million from the Joint Venture Centers and $8.1 million from the Disposition Properties offset in part by an increase of $5.1 million from the Same Centers and $0.3 million from the Redevelopment Properties. The increase in shopping center and operating expenses at the Same Centers is primarily due to an increase in property tax expense.

Management Companies' Operating Expenses:
Management Companies' operating expenses increased $6.0 million from 2015 to 2016 due to the conversion of the PPR Portfolio, Arrowhead Towne Center and the MAC Heitman Portfolio from consolidated Centers to unconsolidated joint ventures (See "Acquisitions and Dispositions" in Management's Overview and Summary) and an increase in share and unit-based compensation costs.
REIT General and Administrative Expenses:
REIT general and administrative expenses decreased by $1.7 million from 2015 to 2016.
Costs related to Unsolicited Takeover Offer:
The Company incurred $25.2 million in costs in 2015 related to evaluating and responding to an unsolicited takeover offer (See "Other Transactions and Events" in Management's Overview and Summary).
Depreciation and Amortization:
Depreciation and amortization decreased $116.0 million from 2015 to 2016. The decrease in depreciation and amortization is primarily attributed to a decrease of $116.8 million from the Joint Venture Centers and $5.5 million from the Disposition Properties offset in part by an increase of $4.3 million from the Same Centers and $2.0 million from the Redevelopment Properties.
Interest Expense:
Interest expense decreased $48.3 million from 2015 to 2016. The decrease in interest expense is primarily attributed to a decrease of $34.9 million from the Joint Venture Centers, $9.3 million from the Same Centers, $2.3 million from a term loan, $1.9 million from the Disposition Properties and $1.0 million from the Redevelopment Properties offset in part by an increase of $1.1 million from borrowings under the line of credit. The decrease in interest expense at the Same Centers is primarily due to the payoff of the mortgage notes payable on Eastland Mall, Valley Mall and Valley River Center in 2015 offset in part by the new loan on Fresno Fashion Fair in 2016 (See "Financing Activity" in Management's Overview and Summary).
The above interest expense items are net of capitalized interest, which decreased from $13.1 million in 2015 to $10.3 million in 2016.
Equity in Income of Unconsolidated Joint Ventures:
Equity in income of unconsolidated joint ventures increased $11.8 million from 2015 to 2016. The increase is primarily due the opening of the Hyatt Regency Tysons Corner Center and VITA Tysons Corner Center in 2015 and the conversion of the PPR Portfolio, Arrowhead Towne Center and the MAC Heitman Portfolio from consolidated Centers to unconsolidated joint ventures (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Gain on Sale or Write down of Assets, net:
Gain on sale or write down of assets, net increased $37.1 million from 2015 to 2016. The increase in gain on sale of assets is primarily due to the increase in gain of $82.4 million on the Joint Venture Transactions and the sale of properties (See "Acquisitions and Dispositions" in Management's Overview and Summary) offset in part by an increase in impairment loss of $29.0 million and a charge of $12.2 million from the settlement of a contingent consideration obligation in 2016.
Gain on Remeasurement of Assets:
The gain on remeasurement of assets of $22.1 million in 2015 is attributed to the purchase of the remaining 50% ownership interest in Inland Center that the Company did not previously own (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Net Income:
Net income increased $31.9 million from 2015 to 2016. The increase in net income is primarily attributed to an increase of $37.1 million from gain on sale or write down of assets as discussed above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO—diluted was $642.3 million in 2015 and 2016. For a reconciliation of FFO and FFO—diluted to net income available to common stockholders, the most directly comparable GAAP financial measure, see "Funds From Operations ("FFO")" below.

Operating Activities:
Cash provided by operating activities decreased from $540.4 million in 2015 to $417.5 million in 2016. The decrease is primarily due to the conversion of the PPR Portfolio, Arrowhead Towne Center and the MAC Heitman Portfolio from consolidated Centers to unconsolidated joint ventures (See "Acquisitions and Dispositions" in Management's Overview and Summary), changes in assets and liabilities and the results as discussed above.
Investing Activities:
Cash provided by investing activities increased $544.1 million from 2015 to 2016. The increase in cash provided by investing activities was primarily due to an increase in distributions from unconsolidated joint ventures of $338.5 million, an increase in proceeds from the sale of assets of $77.4 million, a decrease in development, redevelopment and renovations of $60.7 million, a decrease in acquisition of property of $26.3 million and a decrease in restricted cash of $19.9 million.
The increase in distributions from unconsolidated joint ventures is primarily due to the receipt of the Company's share of the net proceeds from the loans placed on Country Club Plaza, The Shops at North Bridge and The Village at Corte Madera in 2016 (See "Financing Activity" in Management's Overview and Summary).
Financing Activities:
Cash used in financing activities increased $415.3 million from 2015 to 2016. The increase in cash used in financing activities was primarily due to a decrease in proceeds from mortgages, bank and other notes payable of $879.5 million and an increase in the repurchases of the Company's common stock of $399.9 million (See "Other Transactions" in Management's Overview and Summary) offset in part by a decrease in payments on mortgages, bank and other notes payable of $846.3 million.
Comparison of Years Ended December 31, 2015 and 2014
Revenues:
Rental revenue increased by $127.4 million, or 19.4%, from 2014 to 2015. The increase in rental revenue is attributed to an increase of $150.4 million from the Joint Venture Centers, $2.4 million from the Redevelopment Properties and $0.3 million from the Same Centers offset in part by a decrease of $25.7 million from the Disposition Properties.
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
Management Companies' revenue decreased from $34.0 million in 2014 to $26.3 million in 2015. The decrease in Management Companies' revenue is primarily due to a reduction in management fees as a result of the conversion from unconsolidated joint ventures to consolidated Centers of Cascade Mall and the PPR Queens Portfolio in 2014 and Inland Center in 2015 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
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
Interest Expense:
Interest expense increased $21.3 million from 2014 to 2015. The increase in interest expense is primarily attributed to an increase of $27.5 million from the Joint Venture Centers, $8.6 million from borrowings under the line of credit and $3.0 million from the Redevelopment Properties offset in part by a decrease of $16.1 million from the Same Centers, $1.5 million from the Disposition Properties and $0.2 million from the term loan. The decrease in interest expense at the Same Centers is due to the early payoff of the mortgage notes payable on Fresno Fashion Fair in 2014 and Valley River Center in 2015.
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
Gain on Sale or Write down of Assets, net:
The gain on sale or write down of assets, net increased $304.8 million from 2014 to 2015. This increase is primarily attributed to the gain on sale of the 40% interest in the PPR Portfolio of $311.2 million in 2015, the gain on the sale of Panorama Mall of $73.7 million in 2015, a decrease in development write down of $40.3 million in 2015 and a decrease in impairment losses of $30.6 million in 2015 offset in part by the gain on the sale of South Towne Center of $121.9 million in 2014 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
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

Funds From Operations:
Primarily as a result of the factors mentioned above, FFO—diluted increased 18.3% from $542.8 million in 2014 to $642.3 million in 2015. For a reconciliation of FFO and FFO—diluted to net income available to common stockholders, the most directly comparable GAAP financial measure, see "Funds From Operations ("FFO")" below.
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
The following tables summarize capital expenditures and lease acquisition costs incurred at the Centers for the years ended December 31:

(Dollars in thousands)	2016	2015	2014
Consolidated Centers:
Acquisitions of property and equipment (1)	$56,759	$79,753	$97,919
Development, redevelopment, expansion and renovation of Centers	183,220	218,741	197,934
Tenant allowances	19,229	30,368	30,464
Deferred leasing charges	24,845	26,835	26,605
	$284,053	$355,697	$352,922
Joint Venture Centers (at Company's pro rata share):
Acquisitions of property and equipment	$349,819	$160,001	$158,792
Development, redevelopment, expansion and renovation of Centers	101,124	132,924	201,843
Tenant allowances	11,271	6,285	4,847
Deferred leasing charges	7,070	3,348	2,965
	$469,284	$302,558	$368,447
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

The Company expects amounts to be incurred during the next twelve months for tenant allowances and deferred leasing charges to be comparable or less than 2016 and that capital for those expenditures will be available from working capital, cash flow from operations, borrowings on property specific debt or unsecured corporate borrowings. The Company expects to incur between $200 million and $300 million during the next twelve months for development, redevelopment, expansion and renovations. Capital for these major expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of debt or equity financings, which are expected to include borrowings under the Company's line of credit and construction loans.
The Company has also generated liquidity in the past through equity offerings and issuances, property refinancings, joint venture transactions and the sale of non-core assets. For example, the Company recently completed the Joint Venture Transactions to which the Company sold ownership interests in eight properties with total cash proceeds to the Company of approximately $2.3 billion (See "Acquisitions and Dispositions" in Management's Overview and Summary), which included new debt or refinancings of existing debt on these properties with excess financing proceeds of approximately $1.1 billion (See "Financing Activity" in Management's Overview and Summary). The Company used these proceeds to pay down its line of credit, fund the Special Dividend (See "Other Transactions and Events" in Management's Overview and Summary) and for other general corporate purposes, which included the repurchases of the Company's common stock under the 2015 Stock Buyback Program, which was completed in May 2016 (See "Other Transactions and Events" in Management's Overview and Summary). Furthermore, the Company has filed a shelf registration statement, which registered an unspecified amount of common stock, preferred stock, depositary shares, debt securities, warrants, rights, stock purchase contracts and units that may be sold from time to time by the Company. The Company expects any repurchases of the Company's common stock under the recently authorized 2017 Stock Buyback Program (See "Other Transactions and Events" in Management's Overview and Summary) to be funded by future sales of non-core assets, borrowings under its line of credit and/or refinancing transactions.
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
The Company has an equity distribution agreement with a number of sales agents (the "ATM Program") to issue and sell, from time to time, shares of common stock, par value $0.01 per share, having an aggregate offering price of up to $500 million (the “ATM Shares”). Sales of the ATM Shares can be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering, which includes sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange. The Company did not sell any shares under the ATM Program during the year ended December 31, 2016.
As of December 31, 2016, $500 million of the ATM Shares were available to be sold under the ATM Program. Actual future sales of the ATM Shares will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. The Company has no obligation to sell the ATM Shares under the ATM Program.
The Company's total outstanding loan indebtedness at December 31, 2016 was $7.6 billion (consisting of $5.0 billion of consolidated debt, less $0.2 billion of noncontrolling interests, plus $2.8 billion of its pro rata share of unconsolidated joint venture mortgage notes and $60.0 million of its pro rata share of the PPR Term Loan (See "Financing Activity" in Management's Overview and Summary). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand.
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

The Company has a $1.5 billion revolving line of credit facility that bore interest at LIBOR plus a spread of 1.38% to 2.0%, depending on the Company's overall leverage level, and was to mature on August 6, 2018. On July 6, 2016, the Company amended its line of credit. The amended $1.5 billion line of credit bears interest at LIBOR plus a spread of 1.30% to 1.90%, depending on the Company's overall leverage level, and matures on July 6, 2020 with a one-year extension option. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2.0 billion. All obligations under the facility are unconditionally guaranteed only by the Company. Based on the Company's leverage level as of December 31, 2016, the borrowing rate on the facility was LIBOR plus 1.45%. At December 31, 2016, total borrowings under the line of credit were $885.0 million less unamortized deferred finance costs of $10.0 million with a total interest rate of 2.40%.
Cash dividends and distributions for the year ended December 31, 2016 were $779.3 million, which included $337.7 million of the Special Dividend (See "Other Transactions and Events" in Management's Overview and Summary). A total of $417.5 million was funded by operations. The remaining $361.8 million was funded from proceeds from the sale of assets, which were included in the cash flows from investing activities section of the Company's Consolidated Statement of Cash Flows.
At December 31, 2016, the Company was in compliance with all applicable loan covenants under its agreements.
At December 31, 2016, the Company had cash and cash equivalents of $94.0 million.
Off-Balance Sheet Arrangements:
The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the consolidated balance sheets of the Company as investments in unconsolidated joint ventures.
Additionally, as of December 31, 2016, the Company is contingently liable for $61.0 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
Contractual Obligations:
The following is a schedule of contractual obligations as of December 31, 2016 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)(1)	$5,707,918	$225,658	$1,325,079	$2,313,438	$1,843,743
Operating lease obligations(2)	239,969	13,712	17,263	15,335	193,659
Purchase obligations(2)	41,906	41,906	—	—	—
Other liabilities	340,437	305,029	3,652	4,044	27,712
	$6,330,230	$586,305	$1,345,994	$2,332,817	$2,065,114
_______________________________________________________________________________

(1)	Interest payments on floating rate debt were based on rates in effect at December 31, 2016.

(2)	See Note 16—Commitments and Contingencies in the Company's Notes to the Consolidated Financial Statements.

Funds From Operations ("FFO")
The Company uses FFO in addition to net income to report its operating and financial results and considers FFO and FFO-diluted as supplemental measures for the real estate industry and a supplement to Generally Accepted Accounting Principles ("GAAP") measures. The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from extraordinary items and sales of depreciated operating properties, plus real estate related depreciation and amortization, impairment write-downs of real estate and write-downs of investments in an affiliate where the write-downs have been driven by a decrease in the value of real estate held by the affiliate and after adjustments for unconsolidated joint ventures. Adjustments for unconsolidated joint ventures are calculated to reflect FFO on the same basis. The Company also presents FFO excluding early extinguishment of debt, net and costs related to unsolicited takeover offer.
FFO and FFO on a diluted basis are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization, as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. The Company believes that such a presentation also provides investors with a more meaningful measure of its operating results in comparison to the operating results of other REITs. The Company believes that FFO excluding early extinguishment of debt, net and costs related to unsolicited take over offer provides useful supplemental information regarding the Company's performance as it shows a more meaningful and consistent comparison of the Company's operating performance and allows investors to more easily compare the Company's results. The Company believes that FFO on a diluted basis is a measure investors find most useful in measuring the dilutive impact of outstanding convertible securities.
The Company believes that FFO does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as defined by GAAP, and is not indicative of cash available to fund all cash flow needs. The Company also cautions that FFO, as presented, may not be comparable to similarly titled measures reported by other real estate investment trusts.
Management compensates for the limitations of FFO by providing investors with financial statements prepared according to GAAP, along with this detailed discussion of FFO and a reconciliation of FFO and FFO-diluted to net income available to common stockholders. Management believes that to further understand the Company's performance, FFO should be compared with the Company's reported net income as presented in the Company's consolidated financial statements.

The following reconciles net income attributable to the Company to FFO and FFO-diluted for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 (dollars and shares in thousands):

	2016	2015	2014	2013	2012
Net income attributable to the Company	$516,995	$487,562	$1,499,042	$420,090	$337,426
Adjustments to reconcile net income attributable to the Company to FFO attributable to common stockholders and unit holders—basic:
Noncontrolling interests in the Operating Partnership	37,780	32,615	105,584	29,637	27,359
(Gain) loss on sale or write down of consolidated assets, net	(415,348)	(378,248)	(73,440)	(207,105)	40,381
Gain on remeasurement of consolidated assets	—	(22,089)	(1,423,136)	(51,205)	(199,956)
Add: gain (loss) on undepreciated assets—consolidated assets	3,717	1,326	1,396	2,546	(390)
Add: noncontrolling interests share of (loss) gain on sale of assets—consolidated assets	(1,662)	481	146	(2,082)	1,899
Loss (gain) on sale or write down of assets—unconsolidated joint ventures(1)	189	(4,392)	1,237	(94,372)	(2,019)
Add: (loss) gain on sale of undepreciated assets—unconsolidated joint ventures(1)	(2)	4,395	2,621	602	1,163
Depreciation and amortization on consolidated assets	348,488	464,472	378,716	374,425	307,193
Less: noncontrolling interests in depreciation and amortization—consolidated assets	(15,023)	(14,962)	(20,700)	(19,928)	(18,561)
Depreciation and amortization—unconsolidated joint ventures(1)	179,600	84,160	82,570	86,866	96,228
Less: depreciation on personal property	(12,430)	(13,052)	(11,282)	(11,900)	(12,861)
FFO attributable to common stockholders and unit holders—basic and diluted	642,304	642,268	542,754	527,574	577,862
(Gain) loss on early extinguishment of debt, net—consolidated assets	(1,709)	(1,487)	9,551	(2,684)	—
Gain on early extinguishment of debt, net—unconsolidated joint ventures(1)	—	—	—	(352)	—
FFO attributable to common stockholders and unit holders excluding early extinguishment of debt, net—diluted	640,595	640,781	552,305	524,538	577,862
Costs related to unsolicited takeover offer	—	25,204	—	—	—
FFO attributable to common stockholders and unit holders excluding early extinguishment of debt, net and costs related to unsolicited takeover offer—diluted	$640,595	$665,985	$552,305	$524,538	$577,862
Weighted average number of FFO shares outstanding for:
FFO attributable to common stockholders and unit holders—basic(2)	157,320	168,478	153,224	149,444	144,937
Adjustments for the impact of dilutive securities in computing FFO—diluted:
Share and unit-based compensation plans	112	144	147	82	—
FFO attributable to common stockholders and unit holders—diluted(3)	157,432	168,622	153,371	149,526	144,937
_______________________________________________________________________________

(1)	Unconsolidated assets are presented at the Company's pro rata share.

(2)
Calculated based upon basic net income as adjusted to reach basic FFO. During the years ended December 31, 2016, 2015, 2014, 2013 and 2012, there were 10.7 million, 10.6 million, 10.1 million, 9.8 million and 10.9 million OP Units outstanding, respectively.

(3)
The computation of FFO—diluted shares outstanding includes the effect of share and unit-based compensation plans and the convertible senior notes using the treasury stock method. It also assumes the conversion of MACWH, LP common and preferred units to the extent that they are dilutive to the FFO-diluted computation.

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
The following table sets forth information as of December 31, 2016 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the years ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long term debt:
Fixed rate	$155,885	$480,999	$797,460	$329,371	$293,867	$1,776,708	$3,834,290	$3,867,921
Average interest rate	2.63%	3.65%	3.64%	5.19%	3.65%	3.77%	3.80%
Floating rate	63,458	—	—	200,000	885,000	—	1,148,458	1,130,605
Average interest rate	3.50%	—%	—%	2.43%	2.40%	—%	2.47%
Total debt—Consolidated Centers	$219,343	$480,999	$797,460	$529,371	$1,178,867	$1,776,708	$4,982,748	$4,998,526
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long term debt (at Company's pro rata share):
Fixed rate	$35,423	$26,149	$29,543	$37,038	$146,023	$2,381,843	$2,656,019	$2,648,514
Average interest rate	4.43%	3.63%	3.64%	3.65%	3.04%	3.85%	3.80%
Floating rate	1,299	73,755	114	38,497	15,000	41,250	169,915	165,583
Average interest rate	2.69%	2.75%	2.63%	2.77%	1.82%	1.82%	2.44%
Total debt—Unconsolidated Joint Venture Centers	$36,722	$99,904	$29,657	$75,535	$161,023	$2,423,093	$2,825,934	$2,814,097
The Consolidated Centers' total fixed rate debt at December 31, 2016 and 2015 was $3.8 billion and $4.3 billion, respectively. The average interest rate on such fixed rate debt at December 31, 2016 and 2015 was 3.80%. The Consolidated Centers' total floating rate debt at December 31, 2016 and 2015 was $1.1 billion and $1.0 billion, respectively. The average interest rate on such floating rate debt at December 31, 2016 and 2015 was 2.47% and 2.03%, respectively.
The Company's pro rata share of the Unconsolidated Joint Venture Centers' fixed rate debt at December 31, 2016 and 2015 was $2.7 billion and $1.8 billion, respectively. The average interest rate on such fixed rate debt at December 31, 2016 and 2015 was 3.80% and 4.13%, respectively. The Company's pro rata share of the Unconsolidated Joint Venture Centers' floating rate debt at December 31, 2016 and 2015 was $169.9 million and $170.5 million, respectively. The average interest rate on such floating rate debt at December 31, 2016 and 2015 was 2.44% and 2.06%, respectively.
The Company has used derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value. Interest rate cap agreements offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements effectively replace a floating rate on the notional amount with a fixed rate as noted above. As of December 31, 2016, the Company did not have any interest rate cap or swap agreements in place.
In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $13.2 million per year based on $1.3 billion of floating rate debt outstanding at December 31, 2016.
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusion Regarding Effectiveness of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation as of December 31, 2016, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). The Company's management concluded that, as of December 31, 2016, its internal control over financial reporting was effective based on this assessment.
KPMG LLP, the independent registered public accounting firm that audited the Company's 2016 consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the Company's internal control over financial reporting which follows below.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
The Macerich Company:

We have audited The Macerich Company’s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, The Macerich Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2016 and 2015, and the related consolidated statements of operations, equity and cash flows for each of the years in the three‑year period ended December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion on those consolidated financial statements. Our report refers to a change in method of reporting discontinued operations.

/s/ KPMG LLP

Los Angeles, California
February 24, 2017

ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
There is hereby incorporated by reference the information which appears under the captions "Information Regarding our Director Nominees," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Audit Committee Matters" in the Company's definitive proxy statement for its 2017 Annual Meeting of Stockholders that is responsive to the information required by this Item.
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
During 2016, there were no material changes to the procedures described in the Company's proxy statement relating to the 2016 Annual Meeting of Stockholders by which stockholders may recommend director nominees to the Company.
ITEM 11.    EXECUTIVE COMPENSATION
There is hereby incorporated by reference the information which appears under the captions "Compensation of Non-Employee Directors," "Compensation Committee Report," "Compensation Discussion and Analysis," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement for its 2017 Annual Meeting of Stockholders that is responsive to the information required by this Item.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
There is hereby incorporated by reference the information which appears under the captions "Principal Stockholders," "Information Regarding Our Director Nominees," "Executive Officers" and "Equity Compensation Plan Information" in the Company's definitive proxy statement for its 2017 Annual Meeting of Stockholders that is responsive to the information required by this Item.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
There is hereby incorporated by reference the information which appears under the captions "Certain Transactions" and "The Board of Directors and its Committees" in the Company's definitive proxy statement for its 2017 Annual Meeting of Stockholders that is responsive to the information required by this Item.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
There is hereby incorporated by reference the information which appears under the captions "Principal Accountant Fees and Services" and "Audit Committee Pre-Approval Policy" in the Company's definitive proxy statement for its 2017 Annual Meeting of Stockholders that is responsive to the information required by this Item.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

ITEM 16.    FORM 10-K SUMMARY
Not applicable.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
The Macerich Company:

We have audited the accompanying consolidated balance sheets of The Macerich Company and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, equity and cash flows for each of the years in the three‑year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule III - Real Estate and Accumulated Depreciation. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Macerich Company and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule III - Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control ‑ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Los Angeles, California
February 24, 2017

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)

	December 31,
	2016	2015
ASSETS:
Property, net	$7,357,310	$8,796,912
Cash and cash equivalents	94,046	86,510
Restricted cash	49,951	41,389
Tenant and other receivables, net	136,998	130,002
Deferred charges and other assets, net	478,058	564,291
Due from affiliates	68,227	83,928
Investments in unconsolidated joint ventures	1,773,558	1,532,552
Total assets	$9,958,148	$11,235,584
LIABILITIES AND EQUITY:
Mortgage notes payable:
Related parties	$176,442	$181,069
Others	3,908,976	4,427,518
Total	4,085,418	4,608,587
Bank and other notes payable	880,482	652,163
Accounts payable and accrued expenses	61,316	74,398
Accrued dividend	—	337,703
Other accrued liabilities	366,165	403,281
Distributions in excess of investments in unconsolidated joint ventures	78,626	24,457
Co-venture obligation	58,973	63,756
Total liabilities	5,530,980	6,164,345
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 143,985,036 and 154,404,986 shares issued and outstanding at December 31, 2016 and 2015, respectively	1,440	1,544
Additional paid-in capital	4,593,229	4,926,630
Accumulated deficit	(488,782)	(212,760)
Total stockholders' equity	4,105,887	4,715,414
Noncontrolling interests	321,281	355,825
Total equity	4,427,168	5,071,239
Total liabilities and equity	$9,958,148	$11,235,584

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	For The Years Ended December 31,
	2016	2015	2014
Revenues:
Minimum rents	$616,295	$759,603	$633,571
Percentage rents	20,902	25,693	24,350
Tenant recoveries	305,282	415,129	361,119
Other	59,328	61,470	52,226
Management Companies	39,464	26,254	33,981
Total revenues	1,041,271	1,288,149	1,105,247
Expenses:
Shopping center and operating expenses	307,623	379,815	353,505
Management Companies' operating expenses	98,323	92,340	88,424
REIT general and administrative expenses	28,217	29,870	29,412
Costs related to unsolicited takeover offer	—	25,204	—
Depreciation and amortization	348,488	464,472	378,716
	782,651	991,701	850,057
Interest expense:
Related parties	8,973	10,515	15,134
Other	154,702	201,428	175,555
	163,675	211,943	190,689
(Gain) loss on extinguishment of debt, net	(1,709)	(1,487)	9,551
Total expenses	944,617	1,202,157	1,050,297
Equity in income of unconsolidated joint ventures	56,941	45,164	60,626
Co-venture expense	(13,382)	(11,804)	(9,490)
Income tax (expense) benefit	(722)	3,223	4,269
Gain on sale or write down of assets, net	415,348	378,248	73,440
Gain on remeasurement of assets	—	22,089	1,423,136
Net income	554,839	522,912	1,606,931
Less net income attributable to noncontrolling interests	37,844	35,350	107,889
Net income attributable to the Company	$516,995	$487,562	$1,499,042
Earnings per common share attributable to common stockholders:
Basic	$3.52	$3.08	$10.46
Diluted	$3.52	$3.08	$10.45
Weighted average number of common shares outstanding:
Basic	146,599,000	157,916,000	143,144,000
Diluted	146,711,000	158,060,000	143,291,000
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

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Dollars in thousands, except per share data)

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value				Noncontrolling Interests	Total Equity
Balance at December 31, 2015	154,404,986	$1,544	$4,926,630	$(212,760)	$4,715,414	$355,825	$5,071,239
Net income	—	—	—	516,995	516,995	37,844	554,839
Amortization of share and unit-based plans	139,671	2	40,527	—	40,529	—	40,529
Employee stock purchases	28,147	—	1,697	—	1,697	—	1,697
Stock repurchases	(11,123,011)	(111)	(412,391)	(387,516)	(800,018)	—	(800,018)
Distributions declared ($2.75) per share	—	—	—	(405,501)	(405,501)	—	(405,501)
Distributions to noncontrolling interests	—	—	—	—	—	(35,677)	(35,677)
Contributions from noncontrolling interests	—	—	—	—	—	90	90
Conversion of noncontrolling interests to common shares	535,243	5	12,443	—	12,448	(12,448)	—
Redemption of noncontrolling interests	—	—	(23)	—	(23)	(7)	(30)
Adjustment of noncontrolling interests in Operating Partnership	—	—	24,346	—	24,346	(24,346)	—
Balance at December 31, 2016	143,985,036	$1,440	$4,593,229	$(488,782)	$4,105,887	$321,281	$4,427,168

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$554,839	$522,912	$1,606,931
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on early extinguishment of debt, net	(13,737)	(16,066)	526
Gain on sale or write down of assets, net	(415,348)	(378,248)	(73,440)
Gain on remeasurement of assets	—	(22,089)	(1,423,136)
Depreciation and amortization	355,358	471,320	387,785
Amortization of net premium on mortgage notes payable	(4,048)	(20,232)	(8,906)
Amortization of share and unit-based plans	33,288	28,367	29,463
Straight-line rent adjustment	(5,237)	(7,192)	(5,825)
Amortization of above and below-market leases	(12,815)	(16,510)	(9,083)
Provision for doubtful accounts	3,586	4,698	3,962
Income tax expense (benefit)	722	(3,223)	(4,269)
Equity in income of unconsolidated joint ventures	(56,941)	(45,164)	(60,626)
Co-venture expense	13,382	11,804	9,490
Distributions of income from unconsolidated joint ventures	7,248	4,541	2,412
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables	(7,585)	1,908	(12,356)
Other assets	(20,033)	13,892	(15,594)
Due from affiliates	15,983	(7,025)	(1,770)
Accounts payable and accrued expenses	(8,929)	(4,014)	(123)
Other accrued liabilities	(22,227)	698	(24,735)
Net cash provided by operating activities	417,506	540,377	400,706
Cash flows from investing activities:
Acquisition of properties	—	(26,250)	(15,233)
Development, redevelopment, expansion and renovation of properties	(211,616)	(272,334)	(185,412)
Property improvements	(47,863)	(53,335)	(66,718)
Cash acquired from acquisitions	—	—	28,890
Proceeds from note receivable	3,677	1,833	4,825
Issuance of notes receivable	—	—	(65,130)
Deposit on acquisition of property	—	(12,500)	—
Deferred leasing costs	(28,074)	(33,902)	(28,019)
Distributions from unconsolidated joint ventures	444,095	105,640	78,222
Contributions to unconsolidated joint ventures	(430,428)	(426,186)	(336,621)
Collections of loans to unconsolidated joint ventures, net	—	—	2,756
Proceeds from sale of assets	724,275	646,898	320,123
Restricted cash	(10,953)	(30,888)	6,526
Net cash provided by (used in) investing activities	443,113	(101,024)	(255,791)
The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	3,201,138	4,080,671	1,204,946
Payments on mortgages, bank and other notes payable	(2,437,891)	(3,284,213)	(853,080)
Deferred financing costs	(10,584)	(11,805)	(1,267)
Payment of finance deposits, net of refunds received	—	(11,138)	—
Proceeds from share and unit-based plans	1,697	1,512	1,231
Payment of stock issuance costs	—	—	(5,503)
Stock repurchases	(800,018)	(400,144)	—
Redemption of noncontrolling interests	(30)	(456)	(236)
Contributions from noncontrolling interests	90	23	—
Purchase of noncontrolling interest	—	(1,593)	(55,867)
Settlement of contingent consideration	(10,012)	—	(18,667)
Dividends and distributions	(779,308)	(787,109)	(385,725)
Distributions to co-venture partner	(18,165)	(23,498)	(15,555)
Net cash used in financing activities	(853,083)	(437,750)	(129,723)
Net increase in cash and cash equivalents	7,536	1,603	15,192
Cash and cash equivalents, beginning of year	86,510	84,907	69,715
Cash and cash equivalents, end of year	$94,046	$86,510	$84,907
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$153,838	$231,106	$186,877
Non-cash investing and financing activities:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$49,484	$52,983	$83,108
Acquisition of property by issuance of common stock	$—	$—	$1,166,777
Conversion of Operating Partnership Units to common stock	$12,448	$1,559	$2,410
Accrued dividend	$—	$337,703	$—
Acquisition of properties by assumption of mortgage note payable and other accrued liabilities	$—	$—	$1,414,659
Mortgage notes payable settled in deed-in-lieu of foreclosure	$37,000	$34,149	$—
Mortgage notes payable assumed by buyers in sales of properties	$—	$—	$31,725
Mortgage notes payable assumed by buyer in exchange for investment in unconsolidated joint venture	$997,695	$1,782,455	$—
Note receivable issued in connection with sale of property	$—	$—	$9,603
Acquisition of property in exchange for settlement of notes receivable	$—	$—	$14,120
Acquisition of property in exchange for investment in unconsolidated joint venture	$—	$76,250	$15,767
Contingent consideration in acquisition of property	$—	$—	$10,012
Assumption of mortgage notes payable and other liabilities from unconsolidated joint ventures	$—	$50,000	$—
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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of December 31, 2016, the Company was the sole general partner of and held a 93% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
The property management, leasing and redevelopment of the Company's portfolio is provided by the Company's management companies, Macerich Property Management Company, LLC, a single member Delaware limited liability company, Macerich Management Company, a California corporation, Macerich Arizona Partners LLC, a single member Arizona limited liability company, Macerich Arizona Management LLC, a single member Delaware limited liability company, Macerich Partners of Colorado, LLC, a single member Colorado limited liability company, MACW Mall Management, Inc., a New York corporation, and MACW Property Management, LLC, a single member New York limited liability company. All seven of the management companies are owned by the Company and are collectively referred to herein as the "Management Companies."
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
2. Summary of Significant Accounting Policies: (Continued)

The Operating Partnership's VIEs included the following assets and liabilities:

	December 31,
	2016	2015
Assets:
Properties, net	$307,582	$362,129
Other assets	68,863	74,075
Total assets	$376,445	$436,204
Liabilities:
Mortgage notes payable	$133,245	$139,767
Other liabilities	75,913	79,984
Total liabilities	$209,158	$219,751
Cash and Cash Equivalents and Restricted Cash:
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents, for which cost approximates fair value. Restricted cash includes impounds of property taxes and other capital reserves required under loan agreements.
Revenues:
Minimum rental revenues are recognized on a straight-line basis over the terms of the related leases. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight-line rent adjustment." Minimum rents were increased by $5,237, $7,192 and $5,825 due to the straight-line rent adjustment during the years ended December 31, 2016, 2015 and 2014, respectively. Percentage rents are recognized and accrued when tenants' specified sales targets have been met.
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
Investment in Unconsolidated Joint Ventures:
The Company accounts for its investments in joint ventures using the equity method of accounting unless the Company has a controlling financial interest in the joint venture or the joint venture meets the definition of a variable interest entity in which the Company is the primary beneficiary through both its power to direct activities that most significantly impact the economic performance of the variable interest entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. Although the Company has a greater than 50% interest in Candlestick Center LLC, Corte Madera Village, LLC, Macerich HHF Centers LLC, New River Associates LLC and Pacific Premier Retail LLC, the Company does not have controlling financial interests in these joint ventures due to the substantive participation rights of the outside partners in these joint ventures and, therefore, accounts for its investments in these joint ventures using the equity method of accounting.
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
No Center or tenant generated more than 10% of total revenues during the years ended December 31, 2016, 2015 or 2014.
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
Recent Accounting Pronouncements:
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue From Contracts With Customers,” which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. ASU 2014-09 is effective for the Company beginning January 1, 2018, with early adoption permitted beginning January 1, 2017. The Company is evaluating each of its revenue streams and related accounting policies under the standard. Rental revenues and tenant recoveries will be evaluated with the adoption of the new lease accounting standard (discussed below). The Company does not believe ASU 2014-09 will significantly impact its accounting for minimum rents, percentage rents, tenant recoveries and other revenues. The Company expects to adopt this standard on a modified retrospective basis.
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
2. Summary of Significant Accounting Policies: (Continued)

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which sets out principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under existing standards, certain of these costs are capitalizable and therefore this new standard may result in certain of these costs being expensed as incurred after adoption. This standard may also impact the timing, recognition and disclosures related to the Company's tenant recoveries from tenants earned from leasing its operating properties.
Under ASU 2016-02, lessees apply a dual approach, classifying leases as either finance or operating leases. A lessee is required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months, regardless of their lease classification. The Company is a lessee on ground leases at certain properties and on certain office space leases. ASU 2016-02 will impact the accounting and disclosure requirements for these leases. ASU 2016-02 is effective for the Company under a modified retrospective approach beginning January 1, 2019. The Company is evaluating the impact of the adoption of this standard on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718)," which amends the accounting for share-based payments, including the income tax consequences, classification of awards and classification on the statement of cash flows. The Company's adoption of this standard on January 1, 2017 did not have a significant impact on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash flows (Topic 230)," which amends the accounting for the statement of cash flows by providing guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company's adoption of this standard on January 1, 2017 did not have a significant impact on its consolidated financial statements.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

3. Earnings Per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of earnings per share for the years ended December 31 (shares in thousands):

	2016	2015	2014
Numerator
Net Income	$554,839	$522,912	$1,606,931
Net income attributable to noncontrolling interests	(37,844)	(35,350)	(107,889)
Net income attributable to the Company	516,995	487,562	1,499,042
Allocation of earnings to participating securities	(779)	(1,493)	(1,576)
Numerator for basic and diluted EPS—net income attributable to common stockholders	$516,216	$486,069	$1,497,466
Denominator
Denominator for basic EPS—weighted average number of common shares outstanding	146,599	157,916	143,144
Effect of dilutive securities (1)
Share and unit based compensation	112	144	147
Denominator for diluted EPS—weighted average number of common shares outstanding	146,711	158,060	143,291
Earnings per common share—net income attributable to common stockholders:
Basic	$3.52	$3.08	$10.46
Diluted	$3.52	$3.08	$10.45

____________________________________

(1)	Diluted EPS excludes 133,366, 139,186 and 179,667 convertible preferred units for the years ended December 31, 2016, 2015 and 2014, respectively, as their impact was antidilutive.
Diluted EPS excludes 10,721,271 and 10,562,154 and 10,079,935 Operating Partnership units ("OP Units") for the years ended December 31, 2016, 2015 and 2014, respectively, as their effect was antidilutive.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

4. Investments in Unconsolidated Joint Ventures:
The following are the Company's direct or indirect investments in various joint ventures with third parties. The Company's direct or indirect ownership interest in each joint venture as of December 31, 2016 was as follows:

Joint Venture	Ownership %(1)
443 Wabash MAB LLC	45.0%
AM Tysons LLC	50.0%
Biltmore Shopping Center Partners LLC	50.0%
Candlestick Center LLC—Fashion Outlets of San Francisco	50.1%
Coolidge Holding LLC	37.5%
Corte Madera Village, LLC	50.1%
Country Club Plaza KC Partners LLC	50.0%
Fashion Outlets of Philadelphia—Various Entities	50.0%
Jaren Associates #4	12.5%
Kierland Commons Investment LLC	50.0%
Macerich HHF Centers LLC—Various Properties	51.0%
Macerich Northwestern Associates—Broadway Plaza	50.0%
MS Portfolio LLC	50.0%
New River Associates LLC—Arrowhead Towne Center	60.0%
North Bridge Chicago LLC	50.0%
One Scottsdale Investors LLC	50.0%
Pacific Premier Retail LLC—Various Properties	60.0%
Propcor II Associates, LLC—Boulevard Shops	50.0%
Scottsdale Fashion Square Partnership	50.0%
The Market at Estrella Falls LLC	40.1%
TM TRS Holding Company LLC—Valencia Place at Country Club Plaza	50.0%
Tysons Corner LLC	50.0%
Tysons Corner Hotel I LLC	50.0%
Tysons Corner Property Holdings II LLC	50.0%
Tysons Corner Property LLC	50.0%
West Acres Development, LLP	19.0%
Westcor/Gilbert, L.L.C.	50.0%
Westcor/Queen Creek LLC	38.1%
Westcor/Surprise Auto Park LLC	33.3%
WMAP, L.L.C.—Atlas Park, The Shops at	50.0%
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)

The Company has made the following investments and dispositions in unconsolidated joint ventures during the years ended December 31, 2016, 2015 and 2014:
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
On July 30, 2014, the Company formed a joint venture to redevelop Fashion Outlets of Philadelphia, a 1,376,000 square foot regional shopping center in Philadelphia, Pennsylvania. The Company invested $106,800 for a 50% interest in the joint venture, which was funded by borrowings under its line of credit.
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
On November 14, 2014, the Company acquired the remaining 49% ownership interest that it did not previously own in two separate joint ventures, Pacific Premier Retail LLC and Queens JV LP, which together owned five Centers: Lakewood Center, a 2,064,000 square foot regional shopping center in Lakewood, California; Los Cerritos Center, a 1,298,000 square foot regional shopping center in Cerritos, California; Queens Center, a 963,000 square foot regional shopping center in Queens, New York; Stonewood Center, a 932,000 square foot regional shopping center in Downey, California; and Washington Square, a 1,440,000 square foot regional shopping center in Portland, Oregon (collectively referred to herein as the "PPR Queens Portfolio"). The total consideration of $1,838,886 was funded by the direct issuance of $1,166,777 of common stock of the Company (See Note 12—Stockholders' Equity) and the assumption of the third party's pro rata share of the mortgage notes payable on the properties of $672,109. Prior to the acquisition, the Company had accounted for its investment in these joint ventures under the equity method of accounting. The Company has included Stonewood Center and Queens Center in its consolidated financial statements since the date of acquisition (See Note 13—Acquisitions) and has included Lakewood Center, Los Cerritos Center and Washington Square in its consolidated financial statements from the date of acquisition until the Company sold a 40% interest in the PPR Portfolio on October 30, 2015 as provided below.
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
On October 30, 2015, the Company sold a 40% ownership interest in Pacific Premier Retail LLC (the "PPR Portfolio"), which owns Lakewood Center, a 2,064,000 square foot regional shopping center in Lakewood, California; Los Cerritos Center, a 1,298,000 square foot regional shopping center in Cerritos, California; South Plains Mall, a 1,127,000 square foot regional shopping center in Lubbock, Texas; and Washington Square, a 1,440,000 square foot regional shopping center in Portland, Oregon, for a total sales price of $1,258,643, resulting in a gain on sale of assets of $311,194. The sales price was funded by a cash payment of $545,643 and the assumption of a pro rata share of the mortgage and other notes payable on the properties of $713,000. The Company used the cash proceeds from the sales to pay down its line of credit and for general corporate purposes, which included funding the ASR and Special Dividend (See Note 12—Stockholders' Equity). Upon completion of the sale of the ownership interest, the Company no longer has a controlling interest in the joint venture due to the substantive participation rights of the outside partner. Accordingly, the Company accounts for its investment in the PPR Portfolio under the equity method of accounting.
On January 6, 2016, the Company sold a 40% ownership interest in Arrowhead Towne Center, a 1,197,000 square foot regional shopping center in Glendale, Arizona, for $289,496, resulting in a gain on the sale of assets of $101,629. The sales price was funded by a cash payment of $129,496 and the assumption of a pro rata share of the mortgage note payable on the property of $160,000. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes, which included funding the Special Dividend (See Note 12—Stockholders' Equity). Upon completion of the sale of the ownership interest, the Company no longer has a controlling interest in the joint venture due to the substantive participation rights of the outside partner. Accordingly, the Company accounts for its investment in Arrowhead Towne Center under the equity method of accounting.
On January 14, 2016, the Company formed a joint venture, whereby the Company sold a 49% ownership interest in Deptford Mall, a 1,039,000 square foot regional shopping center in Deptford, New Jersey; FlatIron Crossing, a 1,431,000 square foot regional shopping center in Broomfield, Colorado; and Twenty Ninth Street, an 847,000 square foot regional shopping center in Boulder, Colorado (the "MAC Heitman Portfolio"), for $771,478, resulting in a gain on the sale of assets of $340,734. The sales price was funded by a cash payment of $478,608 and the assumption of a pro rata share of the mortgage notes payable on the properties of $292,870. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes. Upon completion of the sale of the ownership interest, the Company no longer has a controlling interest in the joint venture due to the substantive participation rights of the outside partner. Accordingly, the Company accounts for its investment in the MAC Heitman Portfolio under the equity method of accounting.
On March 1, 2016, the Company, through a 50/50 joint venture, acquired Country Club Plaza, a 1,246,000 square foot regional shopping center in Kansas City, Missouri, for a purchase price of $660,000. The Company funded its pro rata share of the purchase price of $330,000 from borrowings under its line of credit. On March 28, 2016, the joint venture placed a $320,000 loan on the property that bears interest at an effective rate of 3.88% and matures on April 1, 2026. The Company used its pro rata share of the proceeds to pay down its line of credit and for general corporate purposes.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures as of December 31:

	2016	2015
Assets(1):
Properties, net	$9,176,642	$6,334,442
Other assets	614,607	507,718
Total assets	$9,791,249	$6,842,160
Liabilities and partners' capital(1):
Mortgage and other notes payable(2)	$5,224,713	$3,607,588
Other liabilities	403,369	355,634
Company's capital	2,279,819	1,585,796
Outside partners' capital	1,883,348	1,293,142
Total liabilities and partners' capital	$9,791,249	$6,842,160
Investment in unconsolidated joint ventures:
Company's capital	$2,279,819	$1,585,796
Basis adjustment(3)	(584,887)	(77,701)
	$1,694,932	$1,508,095

Assets—Investments in unconsolidated joint ventures	$1,773,558	$1,532,552
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(78,626)	(24,457)
	$1,694,932	$1,508,095
_______________________________________________________________________________

(1)
These amounts include the assets of $3,179,255 and $3,283,702 of Pacific Premier Retail LLC as of December 31, 2016 and 2015, respectively, and liabilities of $1,887,952 and $1,938,241 of Pacific Premier Retail LLC as of December 31, 2016 and 2015, respectively.

(2)
Included in mortgage and other notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $265,863 and $460,872 as of December 31, 2016 and 2015, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates—Broadway Plaza. Interest expense incurred on these borrowings amounted to $16,898, $29,372 and $38,113 for the years ended December 31, 2016, 2015 and 2014, respectively.

(3)
The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $17,610, $5,619 and $5,109 for the years ended December 31, 2016, 2015 and 2014, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	Pacific Premier Retail LLC(1)	Other Joint Ventures	Total
Year Ended December 31, 2016
Revenues:
Minimum rents	$129,145	$471,139	$600,284
Percentage rents	5,437	15,480	20,917
Tenant recoveries	47,856	187,288	235,144
Other	6,303	49,937	56,240
Total revenues	188,741	723,844	912,585
Expenses:
Shopping center and operating expenses	39,804	234,704	274,508
Interest expense	64,626	123,043	187,669
Depreciation and amortization	108,880	251,498	360,378
Total operating expenses	213,310	609,245	822,555
Loss on sale of assets	—	(375)	(375)
Net (loss) income	$(24,569)	$114,224	$89,655
Company's equity in net (loss) income	$(3,088)	$60,029	$56,941

Year Ended December 31, 2015
Revenues:
Minimum rents	$21,172	$293,921	$315,093
Percentage rents	2,569	13,188	15,757
Tenant recoveries	8,408	129,059	137,467
Other	1,182	33,931	35,113
Total revenues	33,331	470,099	503,430
Expenses:
Shopping center and operating expenses	6,852	165,795	172,647
Interest expense	10,448	78,279	88,727
Depreciation and amortization	16,919	133,707	150,626
Total operating expenses	34,219	377,781	412,000
Gain on sale of assets	—	9,850	9,850
Loss on early extinguishment of debt	—	(3)	(3)
Net (loss) income	$(888)	$102,165	$101,277
Company's equity in net income	$1,409	$43,755	$45,164

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

Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.
5. Property, net:
Property at December 31, 2016 and 2015 consists of the following:

	2016	2015
Land	$1,607,590	$1,894,717
Buildings and improvements	6,511,741	7,752,892
Tenant improvements	622,878	637,355
Equipment and furnishings	177,036	169,841
Construction in progress	289,966	234,851
	9,209,211	10,689,656
Less accumulated depreciation	(1,851,901)	(1,892,744)
	$7,357,310	$8,796,912

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $277,270, $354,977 and $289,178, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
5. Property, net: (Continued)

The gain on sale or write down of assets, net for the year ended December 31, 2016 includes a gain of $101,629 on the sale of a 40% ownership interest in Arrowhead Towne Center (See Note 4—Investments in Unconsolidated Joint Ventures), $340,734 on the sale of a 49% ownership interest in the MAC Heitman Portfolio (See Note 4—Investments in Unconsolidated Joint Ventures), $24,894 on the sale of Capitola Mall (See Note 14—Dispositions) and $4,546 on the sale of land. These gains were offset in part by a loss of $39,671 on impairment, a charge of $12,180 from a contingent consideration obligation, a loss of $3,066 on the sale of a former Mervyn's store (See Note 14—Dispositions) and $1,538 on the write-off of development costs. The loss on impairment was due to the reduction of the estimated holding periods of Cascade Mall (See Note 22—Subsequent Events), Promenade at Casa Grande, The Marketplace at Flagstaff and a freestanding store.
The gain on sale or write down of assets, net for the year ended December 31, 2015 includes the gain of $311,194 on the sale of a 40% ownership interest in the PPR Portfolio (See Note 4—Investments in Unconsolidated Joint Ventures), $73,726 on the sale of Panorama Mall (See Note 14—Dispositions), $2,336 on the sale of assets and $1,807 on the sale of land offset in part by a loss of $10,633 on impairment and $182 on the write-off of development costs. The loss on impairment was due to the reduction of the estimated holding periods of Flagstaff Mall (See Note 14—Dispositions) and a freestanding store.
The gain on sale or write down of assets, net for the year ended December 31, 2014 includes the gain of $144,927 on the sales of Rotterdam Square, Somersville Towne Center, Lake Square Mall, South Towne Center, Camelback Colonnade and four former Mervyn's stores (See Note 14—Dispositions), $9,033 on the sale of Wilshire Boulevard (See Note 4—Investments in Unconsolidated Joint Ventures) and $1,257 on the sale of assets offset in part by a loss of $41,216 on impairment and $40,561 on the write-off of development costs. The loss on impairment was due to the reduction in the estimated holding periods of the long-lived assets of several properties including Great Northern Mall, Cascade Mall, a property adjacent to Fiesta Mall and three former Mervyn's stores sold in 2014 (See Note 14—Dispositions).
The following table summarizes certain of the Company's assets that were measured on a nonrecurring basis as a result of impairment charges recorded for the years ended December 31, 2016, 2015 and 2014 as described above:

Years ended December, 31	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets	Significant Other Unobservable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
2016	$86,100	$—	$—	$86,100
2015	$33,300	$—	$—	$33,300
2014	$44,500	$—	$—	$44,500
The fair value relating to impairment assessments were based upon a discounted cash flow model that includes all cash inflows and outflows over a specific holding period. Such projected cash flows are comprised of contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectations for growth. Terminal capitalization rates and discount rates utilized in these models are based on a reasonable range of current market rates for each property analyzed. Based upon these inputs, the Company determined that its valuations of properties using a discounted cash flow model are classified within Level 3 of the fair value hierarchy.
The following table sets forth quantitative information about the unobservable inputs of the Company’s Level 3 real estate recorded as of December 31, 2016, 2015 and 2014:

Unobservable Inputs	2016	2015	2014
Terminal capitalization rate	7.0% - 10.0%	9.0%	8.0% - 9.0%
Discount rate	8.0% - 15.0%	9.5%	9.0% - 10.5%
Market rents per square foot	$2.00 - $20.00	$5.00 - $150.00	$6.00 - $160.00

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

6. Tenant and Other Receivables, net:
Included in tenant and other receivables, net is an allowance for doubtful accounts of $1,991 and $3,072 at December 31, 2016 and 2015, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $9,509 and $10,940 at December 31, 2016 and 2015, respectively, and a deferred rent receivable due to straight-line rent adjustments of $56,761 and $60,790 at December 31, 2016 and 2015, respectively.
On March 17, 2014, in connection with the sale of Lake Square Mall (See Note 14—Dispositions), the Company issued a note receivable for $6,500 that bears interest at an effective rate of 6.5% and matures on March 17, 2018 ("LSM Note A") and a note receivable for $3,103 that bore interest at 5.0% and was to mature on December 31, 2014 ("LSM Note B"). On September 2, 2014, the balance of LSM Note B was paid in full. The balance of LSM Note A at December 31, 2016 and 2015 was $6,284 and $6,351, respectively. LSM Note B is collateralized by a trust deed on Lake Square Mall.
7. Deferred Charges and Other Assets, net:
Deferred charges and other assets, net at December 31, 2016 and 2015 consist of the following:

	2016	2015
Leasing	$239,983	$248,709
Intangible assets:
In-place lease values(1)	140,437	196,969
Leasing commissions and legal costs(1)	32,384	52,000
Above-market leases	181,851	220,847
Deferred tax assets	38,301	38,847
Deferred compensation plan assets	42,711	37,341
Other assets	72,206	70,070
	747,873	864,783
Less accumulated amortization(2)	(269,815)	(300,492)
	$478,058	$564,291
_______________________________

(1)	The estimated amortization of these intangible assets for the next five years and thereafter is as follows:

Year Ending December 31,
2017	$18,700
2018	14,606
2019	12,170
2020	9,221
2021	7,379
Thereafter	21,960
$84,036

(2)
Accumulated amortization includes $88,785 and $109,453 relating to in-place lease values, leasing commissions and legal costs at December 31, 2016 and 2015, respectively. Amortization expense for in-place lease values, leasing commissions and legal costs was $33,048, $69,460 and $52,668 for the years ended December 31, 2016, 2015 and 2014, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
7. Deferred Charges and Other Assets, net: (Continued)

The allocated values of above-market leases and below-market leases consist of the following:

	2016	2015
Above-Market Leases
Original allocated value	$181,851	$220,847
Less accumulated amortization	(57,505)	(73,520)
	$124,346	$147,327
Below-Market Leases(1)
Original allocated value	$144,713	$227,063
Less accumulated amortization	(58,400)	(101,872)
	$86,313	$125,191
_______________________________

(1)	Below‑market leases are included in other accrued liabilities.

The allocated values of above and below-market leases will be amortized into minimum rents on a straight-line basis over the individual remaining lease terms. The estimated amortization of these values for the next five years and thereafter is as follows:

Year Ending December 31,	Above Market	Below Market
2017	$14,369	$14,094
2018	12,152	13,191
2019	10,087	11,639
2020	8,720	9,146
2021	7,503	6,883
Thereafter	71,515	31,360
	$124,346	$86,313

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

8. Mortgage Notes Payable:
Mortgage notes payable at December 31, 2016 and 2015 consist of the following:

	Carrying Amount of Mortgage Notes(1)
	2016		2015		Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Property Pledged as Collateral	Related Party	Other	Related Party	Other
Arrowhead Towne Center(5)	$—	$—	$—	$221,194	—	$—	—
Chandler Fashion Center(6)	—	199,833	—	199,766	3.77%	625	2019
Danbury Fair Mall	107,929	107,928	111,078	111,079	5.53%	1,538	2020
Deptford Mall(7)	—	—	—	193,337	—	—	—
Deptford Mall(8)	—	—	—	13,999	—	—	—
Fashion Outlets of Chicago(9)	—	198,966	—	198,653	2.43%	378	2020
Fashion Outlets of Niagara Falls USA	—	115,762	—	117,708	4.89%	727	2020
Flagstaff Mall(10)	—	—	—	37,000	—	—	—
FlatIron Crossing(7)	—	—	—	254,075	—	—	—
Freehold Raceway Mall(6)	—	220,643	—	224,836	4.20%	1,132	2018
Fresno Fashion Fair(11)	—	323,062	—	—	3.67%	971	2026
Green Acres Mall	—	297,798	—	303,960	3.61%	1,447	2021
Kings Plaza Shopping Center	—	456,958	—	466,266	3.67%	2,229	2019
Northgate Mall(12)	—	63,434	—	63,783	3.50%	206	2017
Oaks, The	—	201,235	—	205,555	4.14%	1,064	2022
Pacific View	—	127,311	—	130,108	4.08%	668	2022
Queens Center	—	600,000	—	600,000	3.49%	1,744	2025
Santa Monica Place	—	219,564	—	224,815	2.99%	1,004	2018
SanTan Village Regional Center	—	127,724	—	130,638	3.14%	589	2019
Stonewood Center	—	99,520	—	105,494	1.80%	640	2017
Superstition Springs Center(13)	—	—	—	67,749	—	—	—
Towne Mall	—	21,570	—	21,956	4.48%	117	2022
Tucson La Encantada	68,513	—	69,991	—	4.23%	368	2022
Victor Valley, Mall of	—	114,559	—	114,500	4.00%	380	2024
Vintage Faire Mall	—	269,228	—	274,417	3.55%	1,256	2026
Westside Pavilion	—	143,881	—	146,630	4.49%	783	2022
	$176,442	$3,908,976	$181,069	$4,427,518

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

The debt premiums (discounts) as of December 31, 2016 and 2015 consist of the following:

Property Pledged as Collateral	2016	2015
Arrowhead Towne Center	$—	$8,494
Deptford Mall	—	(3)
Fashion Outlets of Niagara Falls USA	3,558	4,486
Stonewood Center	2,349	5,168
Superstition Springs Center	—	263
	$5,907	$18,408
The mortgage notes payable balances also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs were $12,716 and $16,025 at December 31, 2016 and 2015, respectively.

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

(5)
On January 6, 2016, the Company replaced the existing loan on the property with a new $400,000 loan that bears interest at an effective rate of 4.05% and matures on February 1, 2028, which resulted in a loss of $3,575 on early extinguishment of debt. Concurrently, a 40% interest in the loan was assumed by a third party in connection with the sale of a 40% ownership interest in the underlying property (See Note 4—Investments in Unconsolidated Joint Ventures).

(6)	A 49.9% interest in the loan has been assumed by a third party in connection with a co-venture arrangement (See Note 10—Co-Venture Arrangement).

(7)
On January 14, 2016, a 49% interest in the loan was assumed by a third party in connection with the sale of a 49% ownership interest in the MAC Heitman Portfolio (See Note 4—Investments in Unconsolidated Joint Ventures).

(8)	On March 1, 2016, the Company paid off in full the loan on the property.

(9)	The loan bears interest at LIBOR plus 1.50% and matures on March 31, 2020. At December 31, 2016 and 2015, the total interest rate was 2.43% and 1.84%, respectively.

(10)
On July 15, 2016, the Company conveyed the property to the mortgage lender by a deed-in-lieu of foreclosure, which resulted in a gain of $5,284 on the extinguishment of debt (See Note 14—Dispositions).

(11)	On October 6, 2016, the Company placed a new $325,000 loan on the property that bears interest at an effective rate of 3.67% and matures on November 1, 2026.

(12)
The loan bore interest at LIBOR plus 2.25% and was to mature on March 1, 2017. At December 31, 2016 and 2015, the total interest rate was 3.50% and 3.30%, respectively. On January 18, 2017, the Company paid off the loan in full in connection with the sale of the underlying property (See Note 22—Subsequent Events).

(13)	On October 14, 2016, the Company paid off in full the loan on the property.
Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.
As of December 31, 2016, all of the Company's mortgage notes payable are secured by the properties on which they are placed and are non-recourse to the Company.
The Company expects all loan maturities during the next twelve months, will be refinanced, restructured, extended and/or paid-off from the Company's line of credit or with cash on hand.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
8. Mortgage Notes Payable: (continued)

Total interest expense capitalized during the years ended December 31, 2016, 2015 and 2014 was $10,316, $13,052 and $12,559, respectively.
Related party mortgage notes payable are amounts due to affiliates of NML. See Note 17—Related Party Transactions for interest expense associated with loans from NML.
The estimated fair value (Level 2 measurement) of mortgage notes payable at December 31, 2016 and 2015 was $4,126,819 and $4,628,781, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.
The future maturities of mortgage notes payable are as follows:

Year Ending December 31,
2017	$218,562
2018	480,176
2019	796,592
2020	528,456
2021	291,733
Thereafter	1,776,708
4,092,227
Debt premium, net	5,907
Deferred finance cost, net	(12,716)
$4,085,418
The future maturities reflected above reflect the extension options that the Company believes will be exercised.
9. Bank and Other Notes Payable:
Bank and other notes payable at December 31, 2016 and 2015 consist of the following:
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
Based on the Company's leverage level as of December 31, 2016, the borrowing rate on the facility was LIBOR plus 1.45%. As of December 31, 2016 and 2015, borrowings under the line of credit, were $885,000 and $650,000, respectively, less unamortized deferred finance costs of $10,039 and $6,967, respectively, at a total interest rate of 2.40% and 1.95%, respectively. The estimated fair value (Level 2 measurement) of the line of credit at December 31, 2016 and 2015 was $865,921 and $640,260, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.

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
Prasada Note:
On March 29, 2013, the Company issued a $13,330 note payable that bears interest at 5.25% and was to mature on May 30, 2016. The maturity date of the note was extended to May 30, 2021. The note payable is collateralized by a portion of a development reimbursement agreement with the City of Surprise, Arizona. At December 31, 2016 and 2015, the note had a balance of $5,521 and $9,130, respectively. The estimated fair value (Level 2 measurement) of the note at December 31, 2016 and 2015 was $5,786 and $9,168, respectively, based on current interest rates for comparable notes. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the collateral for the underlying debt.
As of December 31, 2016 and 2015, the Company was in compliance with all applicable financial loan covenants.
The future maturities of bank and other notes payable are as follows:

Year Ending December 31,
2017	$781
2018	823
2019	868
2020	915
2021	887,134
Thereafter	—
890,521
Deferred finance cost	(10,039)
$880,482
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
As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the venture formation, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The transaction has been accounted for as a profit-sharing arrangement, and accordingly the assets, liabilities and operations of the properties remain on the books of the Company and a co-venture obligation was established for the amount of $168,154, representing the net cash proceeds received from the third party less costs allocated to the warrant. The co-venture obligation is increased for the allocation of income to the co-venture partner and decreased for distributions to the co-venture partner. The co-venture obligation was $58,973 and $63,756 at December 31, 2016 and 2015, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

11. Noncontrolling Interests:
The Company allocates net income of the Operating Partnership based on the weighted-average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership periodically to reflect its ownership interest in the Company. The Company had a 93% ownership interest in the Operating Partnership as of December 31, 2016 and 2015. The remaining 7% limited partnership interest as of December 31, 2016 and 2015, was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of registered or unregistered stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the ten trading days ending on the respective balance sheet date. Accordingly, as of December 31, 2016 and 2015, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $733,141 and $870,625, respectively.
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
At-The-Market Stock Offering Program ("ATM Program"):
On August 17, 2012, the Company entered into an equity distribution agreement ("2012 ATM Program") with a number of sales agents to issue and sell, from time to time, shares of common stock, par value $0.01 per share, having an aggregate offering price of up to $500,000 (the “2012 ATM Shares”). Sales of the 2012 ATM Shares, could have been made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering, which includes sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange. The Company agreed to pay each sales agent a commission that was not to exceed, but could have been lower than, 2% of the gross proceeds of the 2012 ATM Shares sold through such sales agent under the 2012 Distribution Agreement.
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
On August 20, 2014, the Company terminated and replaced the 2012 ATM Program with a new ATM Program (the "2014 ATM Program") to sell, from time to time, shares of common stock, par value $0.01 per share, having an aggregate offering price of up to $500,000 (the "ATM Shares"). The terms of the 2014 ATM Program are substantially the same as the 2012 ATM Program. The Company did not sell any shares under the 2014 ATM Program during the year ended December 31, 2016.
As of December 31, 2016, $500,000 of the ATM Shares were available to be sold under the 2014 ATM Program. The unsold 2012 ATM Shares are no longer available for issuance. Actual future sales of the ATM Shares under the 2014 ATM Program will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. The Company has no obligation to sell the ATM Shares under the 2014 ATM Program.
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
The Company has included Lakewood Center, Los Cerritos Center and Washington Square in its consolidated financial statements until the Company sold a 40% ownership interest in the PPR Portfolio on October 30, 2015 (See Note 4—Investments in Unconsolidated Joint Ventures). The remaining properties of the PPR Queens Portfolio have been included in the Company's consolidated financial statements from the date of acquisition.
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
From the date of acquisition, the Company has included Inland Center in its consolidated financial statements.

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
On April 13, 2016, the Company sold Capitola Mall, a 586,000 square foot regional shopping center in Capitola, California, for $93,000, resulting in a gain on the sale of assets of $24,894. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On May 31, 2016, the Company sold a former Mervyn's store in Yuma, Arizona, for $3,200, resulting in a loss on the sale of assets of $3,066. The Company used the proceeds from the sale to pay down its line of credit and for general corporate purposes.
On July 15, 2016, the Company conveyed Flagstaff Mall, a 347,000 square foot regional shopping center in Flagstaff, Arizona, to the mortgage lender by a deed-in-lieu of foreclosure and was discharged from the mortgage note payable. The loan was non-recourse to the Company. As a result, the Company recognized a gain on the extinguishment of debt of $5,284 (See Note 8—Mortgage Notes Payable).

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

15. Future Rental Revenues:
Under existing non-cancelable operating lease agreements, tenants are committed to pay the following minimum rental payments to the Company:

Year Ending December 31,
2017	$536,826
2018	456,976
2019	396,405
2020	349,394
2021	298,641
Thereafter	989,259
$3,027,501

16. Commitments and Contingencies:
The Company has certain properties subject to non-cancelable operating ground leases. The leases expire at various times through 2098, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. Ground lease rent expenses were $9,894, $11,870 and $10,968 for the years ended December 31, 2016, 2015 and 2014, respectively. No contingent rent was incurred for the years ended December 31, 2016, 2015 or 2014.
Minimum future rental payments required under the leases are as follows:

Year Ending December 31,
2017	$13,712
2018	9,423
2019	7,840
2020	7,848
2021	7,487
Thereafter	193,659
$239,969

As of December 31, 2016, the Company was contingently liable for $61,002 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the relevant agreement. At December 31, 2016, the Company had $41,906 in outstanding obligations, which it believes will be settled in the next twelve months.

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

	2016	2015	2014
Management fees	$17,937	$10,064	$16,751
Development and leasing fees	13,907	9,615	10,528
	$31,844	$19,679	$27,279

Certain mortgage notes on the properties are held by NML (See Note 8—Mortgage Notes Payable). Interest expense in connection with these notes was $8,973, $10,515 and $15,134 for the years ended December 31, 2016, 2015 and 2014, respectively. Included in accounts payable and accrued expenses is interest payable to this related party of $736 and $756 at December 31, 2016 and 2015, respectively.
During the year ended December 31, 2014, the Company had loans to unconsolidated joint ventures to fund development stage projects prior to construction loan funding. Correspondingly, loan payables in the same amount have been accrued as an obligation by the various joint ventures. Interest income associated with these notes was $164 for the year ended December 31, 2014.
Due (to) from affiliates includes $(6,809) and $7,467 of (prepaid) unreimbursed costs and fees due (to) from unconsolidated joint ventures under management agreements at December 31, 2016 and 2015, respectively.
Due from affiliates at December 31, 2013 also included two notes receivable from principals of AWE/Talisman ("Talisman Notes") that bore interest at 5.0% and were to mature based on the refinancing or sale of Fashion Outlets of Chicago, a 538,000 square foot outlet center in Rosemont, Illinois, or certain other specified events. AWE/Talisman was considered a related party because it had a 40% noncontrolling ownership interest in Fashion Outlets of Chicago. On October 31, 2014, in connection with the Company's acquisition of AWE/Talisman's ownership interest in Fashion Outlets of Chicago, the balance of the Talisman Notes were settled (See Note 13—Acquisitions). Interest income earned on these notes was $516 for the year ended December 31, 2014.
In addition, due from affiliates at December 31, 2016 and 2015 includes a note receivable from RED/303 LLC ("RED") that bears interest at 5.25% and was to mature on May 30, 2016. The maturity date of the note was extended to May 30, 2021. Interest income earned on this note was $366, $520 and $614 for the years ended December 31, 2016, 2015 and 2014, respectively. The balance on this note receivable was $5,593 and $9,252 at December 31, 2016 and 2015, respectively. RED is considered a related party because it is a partner in a joint venture development project. The note is collateralized by RED's interest in a development agreement.
Also included in due from affiliates is a note receivable from Lennar Corporation that bears interest at LIBOR plus 2% and matures upon the completion of certain milestones in connection with the development of Fashion Outlets of San Francisco (See Note 4—Investments in Unconsolidated Joint Ventures). Interest income earned on this note was $2,234, $1,872 and $206 for the years ended December 31, 2016, 2015 and 2014, respectively. The balance on this note was $69,443 and $67,209 at December 31, 2016 and 2015, respectively. Lennar Corporation is considered a related party because it has an ownership interest in Fashion Outlets of San Francisco.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

18. Share and Unit-based Plans:
The Company has established share and unit-based compensation plans for the purpose of attracting and retaining executive officers, directors and key employees.
2003 Equity Incentive Plan:
The 2003 Equity Incentive Plan ("2003 Plan") authorizes the grant of stock awards, stock options, stock appreciation rights, stock units, stock bonuses, performance-based awards, dividend equivalent rights and OP Units or other convertible or exchangeable units. As of December 31, 2016, stock awards, stock units, LTIP Units (as defined below), stock appreciation rights ("SARs") and stock options have been granted under the 2003 Plan. All stock options or other rights to acquire common stock granted under the 2003 Plan have a term of 10 years or less. These awards were generally granted based on the performance of the Company and the employees. None of the awards have performance requirements other than a service condition of continued employment unless otherwise provided. All awards are subject to restrictions determined by the Company's compensation committee. The aggregate number of shares of common stock that may be issued under the 2003 Plan is 19,825,428 shares. As of December 31, 2016, there were 6,791,618 shares available for issuance under the 2003 Plan.
Stock Awards:
The value of the stock awards was determined by the market price of the Company's common stock on the date of the grant. The following table summarizes the activity of non-vested stock awards during the years ended December 31, 2016, 2015 and 2014:

	2016		2015		2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of year	1,612	$62.01	9,189	$59.25	19,001	$56.77
Granted	—	—	—	—	—	—
Vested	(1,612)	62.01	(7,577)	58.67	(9,812)	54.45
Balance at end of year	—	$—	1,612	$62.01	9,189	$59.25

Stock Units:
The stock units represent the right to receive upon vesting one share of the Company's common stock for one stock unit. The value of the stock units was determined by the market price of the Company's common stock on the date of the grant. The following table summarizes the activity of non-vested stock units during the years ended December 31, 2016, 2015 and 2014:

	2016		2015		2014
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	132,086	$74.58	144,374	$59.94	137,318	$57.24
Granted	85,601	79.22	77,282	86.53	75,309	60.50
Vested	(69,259)	71.82	(86,761)	61.29	(68,253)	55.14
Forfeited	—	—	(2,809)	86.72	—	—
Balance at end of year	148,428	$78.53	132,086	$74.58	144,374	$59.94

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
18. Share and Unit-Based Plans: (Continued)

SARs:
The executives and key employees have up to 10 years from the grant date to exercise the SARs. Upon exercise, the executives and key employees will receive unrestricted common shares for the appreciation in value of the SARs from the grant date to the exercise date.
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
In connection with the payment of the Special Dividend (See Note 12—Stockholders' Equity), the compensation committee approved an adjustment to all outstanding SARs. The exercise price and number of outstanding SARs were adjusted such that each SAR had the same fair value to the holder before and after giving effect to the payment of the special dividend. As a result, the 407,823 outstanding SARs on December 8, 2015 with a weighted-average price of $56.49 were adjusted to 417,783 outstanding SARs with a weighted average price of $55.13 and the 417,783 outstanding SARs on January 6, 2016 with a weighted-average price of $55.13 were adjusted to 427,968 outstanding SARs with a weighted average price of $53.85.
The following table summarizes the activity of SARs awards during the years ended December 31, 2016, 2015 and 2014:

	2016		2015		2014
	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price
Balance at beginning of year	417,783	$55.13	772,639	$56.67	1,070,991	$56.66
Granted	—	—	—	—	—	—
Exercised	(143,822)	53.73	(364,807)	56.86	(298,352)	56.63
Special dividend adjustment	10,185	53.88	9,951	55.13	—	—
Balance at end of year	284,146	$53.85	417,783	$55.13	772,639	$56.67
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
On January 1, 2014, the Company granted 70,042 LTIP Units with a grant date fair value of $58.89 that vested in equal annual installments over a service period ending December 31, 2016. Concurrently, the Company granted 272,930 market-indexed LTIP Units ("2014 LTIP Units") at a grant date fair value of $45.34 per LTIP Unit that vested over a service period ending December 31, 2014. The 2014 LTIP Units were equally divided between two types of awards. The terms of both types of awards were the same, except one award had an additional 3% absolute Total Return requirement, which if it was not met, then such LTIP Units would not have vested. On January 12, 2015, the compensation committee determined that the 2014 LTIP Units had vested at a 150% level, based on the Company's percentile ranking in terms of Total Return per common stock share compared to the Total Return of a group of peer REITs during the period of January 1, 2014 to December 31, 2014. In addition, the compensation committee determined that the applicable 3% absolute Total Return requirement was exceeded. As a result, an additional 136,465 fully-vested LTIP Units were granted on December 31, 2014.
On March 7, 2014, the Company granted 246,471 LTIP Units at a fair value of $60.25 per LTIP Unit that were fully vested on the grant date.
On January 1, 2015, the Company granted 49,451 LTIP Units with a grant date fair value of $83.41 per LTIP Unit that will vest in equal annual installments over a service period ending December 31, 2017. Concurrently, the Company granted 186,450 market-indexed LTIP Units ("2015 LTIP Units") at a grant date fair value of $66.37 per LTIP Unit that vested over a service period ending December 31, 2015. The 2015 LTIP Units were equally divided between two types of awards. The terms of both types of awards were the same, except one award has an additional 3% absolute Total Return requirement, which if it is not met, then such LTIP Units would not have vested. The grant date fair value of the 2015 LTIP Units assumed a risk free interest rate of 0.25% and an expected volatility of 16.81%. On January 7, 2016, the compensation committee determined that the 2015 LTIP Units had vested at a 130% level, based on the Company's percentile ranking in terms of Total Return per common stock share compared to the Total Return of a group of peer REITs during the period of January 1, 2015 to December 31, 2015. In addition, the compensation committee determined that the applicable 3% absolute Total Return requirement was exceeded. As a result, an additional 55,934 fully-vested LTIP Units were granted on December 31, 2015.
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
18. Share and Unit-Based Plans: (Continued)

The following table summarizes the activity of the non-vested LTIP Units during the years ended December 31, 2016, 2015 and 2014:

	2016		2015		2014
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	56,315	$73.24	46,695	$58.89	—	$—
Granted	480,371	65.00	424,442	74.71	725,908	51.71
Vested	(214,114)	77.45	(414,822)	73.13	(679,213)	51.22
Forfeited	—	—	—	—	—	—
Balance at end of year	322,572	$58.18	56,315	$73.24	46,695	$58.89

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
In connection with the payment of the Special Dividend (See Note 12—Stockholders' Equity), the compensation committee approved an adjustment to all outstanding stock options. The exercise price and number of outstanding stock options were adjusted such that each stock option had the same fair value to the holder before and after giving effect to the payment of the Special Dividend. As a result, the 10,068 outstanding stock options on December 8, 2015 with a weighted-average price of $59.57 were adjusted to 10,314 outstanding stock options with a weighted average price of $58.15 and the 10,314 outstanding stock options on January 6, 2016 with a weighted-average price of $58.15 were adjusted to 10,565 outstanding stock options with a weighted average price of $56.77.
The following table summarizes the activity of stock options for the years ended December 31, 2016, 2015 and 2014:

	2016		2015		2014
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance at beginning of year	10,314	$58.15	10,068	$59.57	10,068	$59.57
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Special dividend adjustment	251	56.77	246	58.15	—	—
Balance at end of year	10,565	$56.77	10,314	$58.15	10,068	$59.57

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
18. Share and Unit-Based Plans: (Continued)

Directors' Phantom Stock Plan:
The Directors' Phantom Stock Plan offers non-employee members of the board of directors ("Directors") the opportunity to defer their cash compensation and to receive that compensation in common stock rather than in cash after termination of service or a predetermined period. Compensation generally includes the annual retainers payable by the Company to the Directors. Deferred amounts are generally credited as units of phantom stock at the beginning of each three-year deferral period by dividing the present value of the deferred compensation by the average fair market value of the Company's common stock at the date of award. Compensation expense related to the phantom stock awards was determined by the amortization of the value of the stock units on a straight-line basis over the applicable service period. The stock units (including dividend equivalents) vest as the Directors' services (to which the fees relate) are rendered. Vested phantom stock units are ultimately paid out in common stock on a one-unit for one-share basis. To the extent elected by a Director, stock units receive dividend equivalents in the form of additional stock units based on the dividend amount paid on the common stock. The aggregate number of phantom stock units that may be granted under the Directors' Phantom Stock Plan is 500,000. As of December 31, 2016, there were 178,515 stock units available for grant under the Directors' Phantom Stock Plan.
The following table summarizes the activity of the non-vested phantom stock units for the years ended December 31, 2016, 2015 and 2014:

	2016		2015		2014
	Stock Units	Weighted Average Grant Date Fair Value	Stock Units	Weighted Average Grant Date Fair Value	Stock Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	—	$—	9,269	$58.35	17,575	$58.66
Granted	21,088	80.21	13,351	78.72	10,747	65.54
Vested	(15,243)	79.73	(20,162)	72.17	(19,053)	62.69
Forfeited	—	—	(2,458)	55.62	—	—
Balance at end of year	5,845	$81.47	—	$—	9,269	$58.35

Employee Stock Purchase Plan ("ESPP"):
The ESPP authorizes eligible employees to purchase the Company's common stock through voluntary payroll deductions made during periodic offering periods. Under the ESPP common stock is purchased at a 15% discount from the lesser of the fair value of common stock at the beginning and end of the offering period. A maximum of 750,000 shares of common stock is available for purchase under the ESPP. The number of shares available for future purchase under the plan at December 31, 2016 was 489,138.
Compensation:
The following summarizes the compensation cost under the share and unit-based plans for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Stock awards	$20	$252	$365
Stock units	6,305	6,041	4,689
LTIP units	32,957	26,622	28,598
Stock options	16	16	16
Phantom stock units	1,231	1,444	1,205
	$40,529	$34,375	$34,873

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
18. Share and Unit-Based Plans: (Continued)

The Company capitalized share and unit-based compensation costs of $7,241, $6,008 and $5,410 for the years ended December 31, 2016, 2015 and 2014, respectively.
The fair value of the stock awards and stock units that vested during the years ended December 31, 2016, 2015 and 2014 was $5,644, $8,794 and $4,685, respectively. Unrecognized compensation costs of share and unit-based plans at December 31, 2016 consisted of $2,397 from LTIP Units, $4,380 from stock units, $11 from stock options and $476 from phantom stock units.
19. Employee Benefit Plans:
401(k) Plan:
The Company has a defined contribution retirement plan that covers its eligible employees (the "Plan"). The Plan is a defined contribution retirement plan covering eligible employees of the Macerich Property Management Company, LLC and participating affiliates. The Plan is qualified in accordance with section 401(a) of the Code. Effective January 1, 1995, the Plan was amended to constitute a qualified cash or deferred arrangement under section 401(k) of the Code, whereby employees can elect to defer compensation subject to Internal Revenue Service withholding rules. This Plan was further amended effective as of February 1, 1999 to add The Macerich Company Common Stock Fund as a new investment alternative under the Plan. A total of 150,000 shares of common stock were reserved for issuance under the Plan, which was subsequently increased by an additional 500,000 shares in February 2013. On January 1, 2004, the Plan adopted the "Safe Harbor" provision under Sections 401(k)(12) and 401(m)(11) of the Code. In accordance with adopting these provisions, the Company makes matching contributions equal to 100 percent of the first three percent of compensation deferred by a participant and 50 percent of the next two percent of compensation deferred by a participant. During the years ended December 31, 2016, 2015 and 2014, these matching contributions made by the Company were $3,384, $3,299 and $3,253, respectively. Contributions and matching contributions to the Plan by the plan sponsor and/or participating affiliates are recognized as an expense of the Company in the period that they are made.
Deferred Compensation Plans:
The Company has established deferred compensation plans under which executives and key employees of the Company may elect to defer receiving a portion of their cash compensation otherwise payable in one calendar year until a later year. The Company may, as determined by the Board of Directors in its sole discretion prior to the beginning of the plan year, credit a participant's account with a matching amount equal to a percentage of the participant's deferral. The Company contributed $1,032, $933 and $845 to the plans during the years ended December 31, 2016, 2015 and 2014, respectively. Contributions are recognized as compensation in the periods they are made.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

20. Income Taxes:
For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, unrecaptured Section 1250 gain and return of capital or a combination thereof. The following table details the components of the distributions, on a per share basis, for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016 (1)		2015 (1)		2014
Ordinary income	$0.94	20.8%	$1.20	24.8%	$1.92	76.5%
Capital gains	3.60	79.2%	3.64	75.2%	0.16	6.4%
Unrecaptured Section 1250 gain	—	—%	—	—%	0.05	2.0%
Return of capital	—	—%	—	—%	0.38	15.1%
Dividends paid	$4.54	100.0%	$4.84	100.0%	$2.51	100.0%

_______________________________________________________________________________

(1)
During the year ended December 31, 2015, the Company paid cash dividends of $4.63 per common share. In addition, the Company declared a $2.00 special cash dividend to shareholders of record as of November 12, 2015 which was paid on January 6, 2016 (See Note 12—Stockholders' Equity). Pursuant to relevant U.S. tax rules, $0.21 per common share of this dividend is treated as having been paid by the Company on December 31, 2015, and received by each shareholder of record as of November 12, 2015 on December 31, 2015. The balance of the special cash dividend has been included in the amount of dividends paid for the year ended December 31, 2016.

The Company has made Taxable REIT Subsidiary elections for all of its corporate subsidiaries other than its Qualified REIT Subsidiaries. The elections, effective for the year beginning January 1, 2001 and future years, were made pursuant to Section 856(l) of the Code.
The income tax provision of the TRSs for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Current	$(176)	$—	$—
Deferred	(546)	3,223	4,269
Income tax (expense) benefit	$(722)	$3,223	$4,269

The income tax provision of the TRSs for the years ended December 31, 2016, 2015 and 2014 are reconciled to the amount computed by applying the Federal Corporate tax rate as follows:

	2016	2015	2014
Book loss for TRSs	$5,254	$10,681	$10,785
Tax at statutory rate on earnings from continuing operations before income taxes	$1,786	$3,632	$3,667
Other	(2,508)	(409)	602
Income tax (expense) benefit	$(722)	$3,223	$4,269

The net operating loss carryforwards are currently scheduled to expire through 2035, beginning in 2024. Net deferred tax assets of $38,301 and $38,847 were included in deferred charges and other assets, net at December 31, 2016 and 2015, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
20. Income Taxes: (Continued)

The tax effects of temporary differences and carryforwards of the TRSs included in the net deferred tax assets at December 31, 2016 and 2015 are summarized as follows:

	2016	2015
Net operating loss carryforwards	$22,335	$25,340
Property, primarily differences in depreciation and amortization, the tax basis of land assets and treatment of certain other costs	12,720	10,600
Other	3,246	2,907
Net deferred tax assets	$38,301	$38,847
For the years ended December 31, 2016, 2015 and 2014 there were no unrecognized tax benefits.
The tax years 2012 through 2016 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next 12 months.
21. Quarterly Financial Data (Unaudited):
The following is a summary of quarterly results of operations for the years ended December 31, 2016 and 2015:

	2016 Quarter Ended				2015 Quarter Ended
	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
Revenues	$272,000	$253,367	$259,904	$256,000	$320,758	$326,262	$322,794	$318,335
Net income attributable to the Company(1)	$37,128	$13,730	$45,222	$420,915	$414,959	$33,597	$14,395	$24,611
Net income attributable to common stockholders per share-basic	$0.26	$0.09	$0.31	$2.77	$2.65	$0.21	$0.09	$0.15
Net income attributable to common stockholders per share-diluted	$0.26	$0.09	$0.31	$2.76	$2.65	$0.21	$0.09	$0.15
_____________________

(1)
Net income attributable to the Company for the quarter ended March 31, 2016 includes the gain on sale of assets of $101,629 from the Arrowhead Towne Center transaction (See Note 4—Investments in Unconsolidated Joint Ventures) and $340,734 from the MAC Heitman Portfolio transaction (See Note 4—Investments in Unconsolidated Joint Ventures). Net income attributable to the Company for the quarter ended December 31, 2015 includes the gain on sale of assets of $311,194 from the sale of the PPR Portfolio transaction (See Note 4—Investments in Unconsolidated Joint Ventures) and $73,726 from the sale of Panorama Mall (See Note 14—Dispositions).

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

22. Subsequent Events:
On January 18, 2017, the Company sold Cascade Mall, a 589,000 square foot regional shopping center in Burlington, Washington; and Northgate Mall, a 750,000 square foot regional shopping center in San Rafael, California, in a combined transaction for $170,000. The proceeds were used to payoff the mortgage note payable on Northgate Mall, pay down the Company's line of credit and for general corporate purposes.
On February 1, 2017, the Company's joint venture in West Acres replaced the existing loan on the property with a new $80,000 loan that bears interest at an effective rate of 4.61% and matures on March 1, 2032. The Company used its share of the excess proceeds to pay down its line of credit and for general corporate purposes.
On February 2, 2017, the Company's joint venture in Kierland Commons entered into a loan commitment with a lender to replace the existing loan on the property with a new $225,000 loan that will bear interest at a fixed rate of 3.95% for ten-years. The new loan is expected to close in March 2017. The Company expects to use its share of the excess proceeds to pay down its line of credit and for general corporate purposes.
On February 9, 2017, the Company announced a dividend/distribution of $0.71 per share for common stockholders and OP Unit holders of record on February 21, 2017. All dividends/distributions will be paid 100% in cash on March 3, 2017.
On February 13, 2017, the Company announced that the Board of Directors has authorized the repurchase of up to $500,000 of its outstanding common shares as market conditions and the Company’s liquidity warrant. Repurchases may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including ASR transactions, or other methods of acquiring shares and pursuant to Rule 10b5-1 of the Securities Act of 1934, from time to time as permitted by securities laws and other legal requirements.

THE MACERICH COMPANY
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2016
(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
Shopping Centers/Entities	Land	Building and Improvements	Equipment and Furnishings	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Equipment and Furnishings	Construction in Progress	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation
Cascade Mall	$19,253	$9,671	$—	$(8,495)	$12,728	$7,616	$85	$—	$20,429	$1,250	$19,179
Chandler Fashion Center	24,188	223,143	—	17,987	24,188	235,804	5,326	—	265,318	98,095	167,223
Danbury Fair Mall	130,367	316,951	—	105,275	142,751	402,975	6,682	185	552,593	130,195	422,398
Desert Sky Mall	9,447	37,245	12	4,364	9,082	40,869	1,117	—	51,068	8,534	42,534
Eastland Mall	22,050	151,605	—	9,944	22,066	160,374	1,041	118	183,599	23,376	160,223
Estrella Falls	10,550	—	—	69,998	10,747	13,874	—	55,927	80,548	231	80,317
Fashion Outlets of Chicago	—	—	—	259,054	40,575	215,298	3,020	161	259,054	34,610	224,444
Fashion Outlets of Niagara Falls USA	18,581	210,139	—	111,293	22,963	314,797	2,218	35	340,013	50,599	289,414
The Marketplace at Flagstaff	—	—	—	45,887	—	45,885	2	—	45,887	20,613	25,274
Freehold Raceway Mall	164,986	362,841	—	107,159	168,098	460,606	6,281	1	634,986	164,369	470,617
Fresno Fashion Fair	17,966	72,194	—	40,263	17,966	109,817	2,393	247	130,423	49,038	81,385
Green Acres Mall	156,640	321,034	—	161,617	176,464	442,960	7,850	12,017	639,291	57,449	581,842
Inland Center	8,321	83,550	—	22,217	8,280	100,189	23	5,596	114,088	7,298	106,790
Kings Plaza Shopping Center	209,041	485,548	20,000	83,783	198,066	451,167	26,936	122,203	798,372	57,537	740,835
La Cumbre Plaza	18,122	21,492	—	24,017	17,280	45,691	361	299	63,631	22,331	41,300
Macerich Management Co.	1,150	10,475	26,562	42,629	3,878	11,856	64,612	470	80,816	54,147	26,669
MACWH, LP	—	25,771	—	17,807	11,557	27,455	—	4,566	43,578	8,411	35,167
Northgate Mall	8,400	34,865	841	104,911	13,414	132,373	3,095	135	149,017	72,362	76,655
NorthPark Mall	7,746	74,661	—	9,852	7,885	83,894	480	—	92,259	14,256	78,003
Oaks, The	32,300	117,156	—	260,689	56,387	350,481	3,031	246	410,145	125,906	284,239
Pacific View	8,697	8,696	—	129,548	7,854	136,674	2,332	81	146,941	63,783	83,158
Paradise Valley Mall	33,445	128,485	—	35,982	39,382	155,283	2,416	831	197,912	69,249	128,663
Promenade at Casa Grande	15,089	—	—	61,137	5,382	70,779	65	—	76,226	38,130	38,096
Queens Center	251,474	1,039,922	—	17,307	256,786	1,049,545	2,063	309	1,308,703	58,875	1,249,828
Santa Monica Place	26,400	105,600	—	326,644	48,374	401,826	7,903	541	458,644	100,790	357,854
SanTan Adjacent Land	29,414	—	—	7,498	30,506	—	—	6,406	36,912	—	36,912
SanTan Village Regional Center	7,827	—	—	197,498	6,344	197,552	1,402	27	205,325	82,599	122,726
SouthPark Mall	7,035	38,215	—	24,628	7,479	61,668	408	323	69,878	9,371	60,507
Southridge Center	6,764	—	—	20,674	6,422	20,721	130	165	27,438	3,937	23,501
Stonewood Center	4,948	302,527	—	6,344	4,935	308,712	64	108	313,819	19,891	293,928
Superstition Springs Center	10,928	112,718	—	7,214	10,928	119,566	366	—	130,860	11,623	119,237
See accompanying report of independent registered public accounting firm.

THE MACERICH COMPANY
Schedule III—Real Estate and Accumulated Depreciation (Continued)
December 31, 2016
(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
Shopping Centers/Entities	Land	Building and Improvements	Equipment and Furnishings	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Equipment and Furnishings	Construction in Progress	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation
Superstition Springs Power Center	1,618	4,420	—	290	1,618	4,627	83	—	6,328	1,739	4,589
Tangerine (Marana), The Shops at	36,158	—	—	(8,852)	16,922	—	—	10,384	27,306	—	27,306
The Macerich Partnership, L.P.	—	2,534	—	26,237	—	5	10,823	17,943	28,771	2,126	26,645
Towne Mall	6,652	31,184	—	4,587	6,877	35,011	506	29	42,423	13,960	28,463
Tucson La Encantada	12,800	19,699	—	55,372	12,800	74,492	558	21	87,871	40,241	47,630
Valley Mall	16,045	26,098	—	12,048	15,616	37,359	364	852	54,191	6,203	47,988
Valley River Center	24,854	147,715	—	22,820	24,854	168,547	1,969	19	195,389	54,723	140,666
Victor Valley, Mall of	15,700	75,230	—	52,659	20,080	121,458	2,051	—	143,589	44,179	99,410
Vintage Faire Mall	14,902	60,532	—	57,668	17,647	113,955	1,435	65	133,102	66,308	66,794
Westside Pavilion	34,100	136,819	—	72,966	34,100	201,441	5,827	2,517	243,885	100,870	143,015
Wilton Mall	19,743	67,855	—	26,198	19,810	92,834	1,152	—	113,796	32,064	81,732
500 North Michigan Avenue	12,851	55,358	—	9,313	10,991	51,370	205	14,956	77,522	9,699	67,823
Other freestanding stores	5,926	43,180	—	10,153	5,926	52,972	361	—	59,259	19,177	40,082
Other land and development properties	33,795	—	—	34,211	31,582	4,241	—	32,183	68,006	1,757	66,249
	$1,496,273	$4,965,128	$47,415	$2,700,395	$1,607,590	$7,134,619	$177,036	$289,966	$9,209,211	$1,851,901	$7,357,310
See accompanying report of independent registered public accounting firm.

THE MACERICH COMPANY
Schedule III—Real Estate and Accumulated Depreciation (Continued)
December 31, 2016
(Dollars in thousands)

Depreciation of the Company's investment in buildings and improvements reflected in the consolidated statements of operations are calculated over the estimated useful lives of the asset as follows:

Buildings and improvements	5 - 40 years
Tenant improvements	5 - 7 years
Equipment and furnishings	5 - 7 years

The changes in total real estate assets for the three years ended December 31, 2016 are as follows:

	2016	2015	2014
Balances, beginning of year	$10,689,656	$12,777,882	$9,181,338
Additions	254,604	392,575	4,042,409
Dispositions and retirements	(1,735,049)	(2,480,801)	(445,865)
Balances, end of year	$9,209,211	$10,689,656	$12,777,882

   The aggregate gross cost of the property included in the table above for federal income tax purposes was $6,079,675 (unaudited) at December 31, 2016.

The changes in accumulated depreciation for the three years ended December 31, 2016 are as follows:

	2016	2015	2014
Balances, beginning of year	$1,892,744	$1,709,992	$1,559,572
Additions	277,270	354,977	289,178
Dispositions and retirements	(318,113)	(172,225)	(138,758)
Balances, end of year	$1,851,901	$1,892,744	$1,709,992

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2017.

THE MACERICH COMPANY
/s/ ARTHUR M. COPPOLA
By
Arthur M. Coppola
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ ARTHUR M. COPPOLA	Chairman and Chief Executive Officer and Director	February 24, 2017
Arthur M. Coppola	(Principal Executive Officer)
/s/ EDWARD C. COPPOLA	President and Director	February 24, 2017
Edward C. Coppola
/s/ JOHN H. ALSCHULER	Director	February 24, 2017
John H. Alschuler
/s/ STEVEN R. HASH	Director	February 24, 2017
Steven R. Hash
/s/ FREDERICK S. HUBBELL	Director	February 24, 2017
Frederick S. Hubbell
/s/ DIANA M. LAING	Director	February 24, 2017
Diana M. Laing
/s/ MASON G. ROSS	Director	February 24, 2017
Mason G. Ross
/s/ STEVEN L. SOBOROFF	Director	February 24, 2017
Steven L. Soboroff
/s/ ANDREA M. STEPHEN	Director	February 24, 2017
Andrea M. Stephen
/s/ JOHN M. SULLIVAN	Director	February 24, 2017
John M. Sullivan
/s/ THOMAS E. O'HERN	Senior Executive Vice President, Treasurer and Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)	February 24, 2017
Thomas E. O'Hern

EXHIBIT INDEX

Exhibit Number	Description
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

Exhibit Number		Description
10.2	*	Amended and Restated Deferred Compensation Plan for Executives (2003) (incorporated by reference as an exhibit to the Company's 2003 Form 10-K).

10.2.1	*	Amendment Number 1 to Amended and Restated Deferred Compensation Plan for Executives (October 30, 2008) (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.2.2	*
Amendment Number 2 to Amended and Restated Deferred Compensation Plan for Executives (May 1, 2011) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.2.3	*
Amendment Number 3 to Amended and Restated Deferred Compensation Plan for Executives (September 27, 2012) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.3	*	Amended and Restated Deferred Compensation Plan for Senior Executives (2003) (incorporated by reference as an exhibit to the Company's 2003 Form 10-K).

10.3.1	*	Amendment Number 1 to Amended and Restated Deferred Compensation Plan for Senior Executives (October 30, 2008) (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.3.2	*
Amendment Number 2 to Amended and Restated Deferred Compensation Plan for Senior Executives (May 1, 2011) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011).

10.3.3	*
Amendment Number 3 to Amended and Restated Deferred Compensation Plan for Senior Executives (September 27, 2012) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.4	*
Eligible Directors' Deferred Compensation/Phantom Stock Plan (as amended and restated as of January 1, 2013) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.5	*	Amended and Restated 2013 Deferred Compensation Plan for Executives effective (January 1, 2016).

10.6
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

10.8
Registration Rights Agreement, dated as of March 16, 1994, between the Company and The Northwestern Mutual Life Insurance Company (incorporated by reference as an exhibit to the Company’s 1996 Form 10-K).

10.9
Registration Rights Agreement dated as of December 18, 2003 by the Operating Partnership, the Company and Taubman Realty Group Limited Partnership (Registration rights assigned by Taubman to three assignees) (incorporated by reference as an exhibit to the Company's 2003 Form 10-K).

10.1		Incidental Registration Rights Agreement dated March 16, 1994 (incorporated by reference as an exhibit to the Company's 1996 Form 10-K).

Exhibit Number		Description
10.11		Incidental Registration Rights Agreement dated as of July 21, 1994 (incorporated by reference as an exhibit to the Company's 1997 Form 10-K).

10.12		Incidental Registration Rights Agreement dated as of August 15, 1995 (incorporated by reference as an exhibit to the Company's 1997 Form 10-K).

10.13		Incidental Registration Rights Agreement dated as of December 21, 1995 (incorporated by reference as an exhibit to the Company's 1997 Form 10-K).

10.14		List of Omitted Incidental/Demand Registration Rights Agreements (incorporated by reference as an exhibit to the Company's 1997 Form 10-K).

10.15
Redemption, Registration Rights and Lock-Up Agreement dated as of July 24, 1998 between the Company and Harry S. Newman, Jr. and LeRoy H. Brettin (incorporated by reference as an exhibit to the Company's 1998 Form 10-K).

10.16		Form of Indemnification Agreement between the Company and its executive officers and directors (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.17		Form of Registration Rights Agreement with Series D Preferred Unit Holders (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date July 26, 2002).

10.17.1		List of Omitted Registration Rights Agreements (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date July 26, 2002).

10.18
Registration Rights Agreement between the Company and 1700480 Ontario Inc. dated as of November 14, 2014 (incorporated by reference as an exhibit to the Company’s Current Report on Form 8-K, event date November 14, 2014).

10.19
Second Amended and Restated Credit Agreement, dated as of July 6, 2016, by and among the Company, The Macerich Partnership, L.P., Deutsche Bank AG New York Branch, as administrative agent; Deutsche Bank Securities Inc., JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC, Goldman Sachs Bank USA and U.S.Bank National Association, as joint lead arrangers and joint bookrunning managers; JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Goldman Sachs Bank USA and U.S.Bank National Association, N.A. as co-syndication agents, PNC Bank, National Association, as documentation agent, and various lenders party thereto (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date July 6, 2016).

10.20
Guaranty, dated as of July 6, 2016, by the Company in favor of Deutsche Bank AG New York Branch, as administrative agent (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date July 6, 2016).

10.21		Tax Matters Agreement (Wilmorite) (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date April 25, 2005).

10.22	*	2003 Equity Incentive Plan, as amended and restated as of May 26, 2016 (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date May 26, 2016).

10.22.1	*	Amended and Restated Cash Bonus/Restricted Stock/Stock Unit and LTIP Unit Award Program under the 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2010 Form 10-K).

10.22.2	*	Form of Restricted Stock Award Agreement under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

Exhibit Number		Description
10.22.3	*	Form of Stock Unit Award Agreement under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2014 Form 10-K).

10.22.4	*	Form of Employee Stock Option Agreement under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.22.5	*	Form of Non-Qualified Stock Option Grant under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.22.6	*	Form of Restricted Stock Award Agreement for Non-Management Directors (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.22.7	*	Form of Stock Unit Award Agreement under 2003 Equity Incentive Plan for Non-Employee Directors (incorporated by reference as an exhibit to the Company's 2015 Form 10-K).

10.22.8	*	Form of Stock Appreciation Right under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.22.9	*
Form of LTIP Unit Award Agreement under 2003 Equity Incentive Plan (service-based) (incorporated by reference as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.22.10	*
Form of LTIP Unit Award Agreement under 2003 Equity Incentive Plan (performance-based) (incorporated by reference as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.22.11	*
Form of LTIP Unit Award Agreement under 2003 Equity Incentive Plan (fully-vested) (incorporated by reference as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.23	*
Amendment and Restatement of the Employee Stock Purchase Plan (as amended and restated as of June 1, 2013) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.24.1	*
First Amendment to Amended and Restated Employee Stock Purchase Plan (October 23, 2014) (incorporated by reference as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.25	*
Management Continuity Agreement between the Company and Thomas J. Leanse, effective January 1, 2013 (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.26
2005 Amended and Restated Agreement of Limited Partnership of MACWH, LP dated as of April 25, 2005 (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date April 25, 2005).

10.27
Registration Rights Agreement dated as of April 25, 2005 among the Company and the persons names on Exhibit A thereto (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date April 25, 2005).

21.1		List of Subsidiaries

23.1		Consent of Independent Registered Public Accounting Firm (KPMG LLP)

31.1		Section 302 Certification of Arthur Coppola, Chief Executive Officer

Exhibit Number		Description
31.2		Section 302 Certification of Thomas O'Hern, Chief Financial Officer

32.1	**	Section 906 Certifications of Arthur Coppola and Thomas O'Hern

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

* Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.
** Furnished herewith.