Form 10-Q
period 2017-03-31
MACERICH CO
filed 2017-05-01
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
YES ☒        NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of large accelerated filer, accelerated filer, smaller reporting company and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO ☒
Number of shares outstanding as of May 1, 2017 of the registrant's common stock, par value $0.01 per share: 141,779,397 shares

THE MACERICH COMPANY
FORM 10-Q

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS:
Property, net	$7,206,598	$7,357,310
Cash and cash equivalents	92,296	94,046
Restricted cash	50,014	49,951
Tenant and other receivables, net	112,520	136,998
Deferred charges and other assets, net	459,824	478,058
Due from affiliates	80,195	68,227
Investments in unconsolidated joint ventures	1,710,617	1,773,558
Total assets	$9,712,064	$9,958,148
LIABILITIES AND EQUITY:
Mortgage notes payable:
Related parties	$175,247	$176,442
Others	3,831,275	3,908,976
Total	4,006,522	4,085,418
Bank and other notes payable	895,886	880,482
Accounts payable and accrued expenses	63,398	61,316
Other accrued liabilities	317,212	366,165
Distributions in excess of investments in unconsolidated joint ventures	96,601	78,626
Co-venture obligation	58,548	58,973
Total liabilities	5,438,167	5,530,980
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 141,912,477 and 143,985,036 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1,419	1,440
Additional paid-in capital	4,530,631	4,593,229
Accumulated deficit	(574,597)	(488,782)
Total stockholders' equity	3,957,453	4,105,887
Noncontrolling interests	316,444	321,281
Total equity	4,273,897	4,427,168
Total liabilities and equity	$9,712,064	$9,958,148
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Revenues:
Minimum rents	$145,555	$151,048
Percentage rents	1,918	3,014
Tenant recoveries	72,412	80,173
Other	15,264	13,148
Management Companies	11,896	8,617
Total revenues	247,045	256,000
Expenses:
Shopping center and operating expenses	75,897	79,324
Management Companies' operating expenses	28,517	27,900
REIT general and administrative expenses	8,463	8,629
Depreciation and amortization	83,073	86,931
	195,950	202,784
Interest expense:
Related parties	2,211	2,272
Other	39,090	37,504
	41,301	39,776
Loss on extinguishment of debt	—	3,575
Total expenses	237,251	246,135
Equity in income of unconsolidated joint ventures	15,843	11,660
Co-venture expense	(3,877)	(3,289)
Income tax benefit (expense)	3,484	(1,317)
Gain on sale or write down of assets, net	49,565	434,456
Net income	74,809	451,375
Less net income attributable to noncontrolling interests	5,566	30,460
Net income attributable to the Company	$69,243	$420,915
Earnings per common share—net income attributable to common stockholders:
Basic	$0.48	$2.77
Diluted	$0.48	$2.76
Weighted average number of common shares outstanding:
Basic	143,596,000	151,984,000
Diluted	143,655,000	152,103,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENT OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Stockholders' Equity
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2017	143,985,036	$1,440	$4,593,229	$(488,782)	$4,105,887	$321,281	$4,427,168
Net income	—	—	—	69,243	69,243	5,566	74,809
Cumulative effect of adoption of ASU 2016-09	—	—	—	6,484	6,484	—	6,484
Amortization of share and unit-based plans	76,395	1	17,173	—	17,174	—	17,174
Stock repurchases	(2,197,879)	(22)	(81,809)	(59,271)	(141,102)	—	(141,102)
Distributions declared ($0.71) per share	—	—	—	(102,271)	(102,271)	—	(102,271)
Distributions to noncontrolling interests	—	—	—	—	—	(8,350)	(8,350)
Conversion of noncontrolling interests to common shares	48,925	—	638	—	638	(638)	—
Redemption of noncontrolling interests	—	—	(11)	—	(11)	(4)	(15)
Adjustment of noncontrolling interests in Operating Partnership	—	—	1,411	—	1,411	(1,411)	—
Balance at March 31, 2017	141,912,477	$1,419	$4,530,631	$(574,597)	$3,957,453	$316,444	$4,273,897
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$74,809	$451,375
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt, net	—	3,575
Gain on sale or write down of assets, net	(49,565)	(434,456)
Depreciation and amortization	84,551	88,176
Amortization of net premium on mortgage notes payable	(926)	(1,050)
Amortization of share and unit-based plans	13,805	16,440
Straight-line rent adjustment	(1,884)	(910)
Amortization of above and below-market leases	193	(1,643)
Provision for doubtful accounts	1,318	919
Income tax (benefit) expense	(3,484)	1,317
Equity in income of unconsolidated joint ventures	(15,843)	(11,660)
Distributions of income from unconsolidated joint ventures	—	2,035
Co-venture expense	3,877	3,289
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables	8,757	4,686
Other assets	12,618	(9,743)
Due from affiliates	(12,015)	11,123
Accounts payable and accrued expenses	4,285	(6,166)
Other accrued liabilities	(17,792)	2,562
Net cash provided by operating activities	102,704	119,869
Cash flows from investing activities:
Development, redevelopment, expansion and renovation of properties	(33,013)	(60,895)
Property improvements	(4,350)	(5,311)
Proceeds from repayment of notes receivable	212	932
Deferred leasing costs	(11,267)	(7,359)
Distributions from unconsolidated joint ventures	114,528	181,900
Contributions to unconsolidated joint ventures	(26,593)	(350,668)
Proceeds from sale of assets	167,649	600,665
Restricted cash	(63)	(849)
Net cash provided by investing activities	207,103	358,415

THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands) (Unaudited)
	For the Three Months Ended March 31,
	2017	2016
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	200,000	2,126,138
Payments on mortgages, bank and other notes payable	(263,927)	(1,713,094)
Deferred financing costs	(142)	(1,927)
Payment of debt extinguishment costs	—	(12,028)
Stock repurchases	(132,550)	(400,018)
Redemption of noncontrolling interests	(15)	(30)
Dividends and distributions	(110,621)	(452,225)
Distributions to co-venture partner	(4,302)	(5,105)
Net cash used in financing activities	(311,557)	(458,289)
Net (decrease) increase in cash and cash equivalents	(1,750)	19,995
Cash and cash equivalents, beginning of period	94,046	86,510
Cash and cash equivalents, end of period	$92,296	$106,505
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$40,462	$32,073
Non-cash investing and financing transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$24,712	$22,887
Accrued stock repurchase costs	$8,552	$—
Mortgage notes payable assumed in exchange for investments in unconsolidated joint ventures	$—	$997,695
Conversion of Operating Partnership Units to common stock	$638	$3,108
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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of March 31, 2017, the Company was the sole general partner of and held a 93% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
The Company's sole significant asset is its investment in the Operating Partnership and as a result, substantially all of the Company's assets and liabilities represent the assets and liabilities of the Operating Partnership. In addition, the Operating Partnership has investments in a number of variable interest entities ("VIEs").
The Operating Partnership's VIEs included the following assets and liabilities:

	March 31, 2017	December 31, 2016
Assets:
Property, net	$305,080	$307,582
Other assets	70,399	68,863
Total assets	$375,479	$376,445
Liabilities:
Mortgage notes payable	$132,291	$133,245
Other liabilities	77,419	75,913
Total liabilities	$209,710	$209,158
All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
2. Summary of Significant Accounting Policies: (Continued)

The unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for the interim periods have been made. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying consolidated balance sheet as of December 31, 2016 has been derived from the audited financial statements but does not include all disclosures required by GAAP.
Recent Accounting Pronouncements:
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-09, “Revenue From Contracts With Customers,” which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. ASU 2014-09 is effective for the Company beginning January 1, 2018, with early adoption permitted beginning January 1, 2017. The Company is evaluating each of its revenue streams and related accounting policies under the standard. Rental revenues and tenant recoveries will be evaluated with the adoption of the new lease accounting standard (discussed below). The Company does not believe ASU 2014-09 will significantly impact its accounting for minimum rents, percentage rents, tenant recoveries and other revenues. The Company expects to adopt this standard on a modified retrospective basis.
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
In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718)," which amends the accounting for share-based payments, including the income tax consequences, classification of awards and classification on the statement of cash flows. The Company's adoption of this standard on January 1, 2017 under the modified retrospective method resulted in the recognition of excess tax benefits of $6,484 as a cumulative effect adjustment, which reduced its accumulated deficit and increased its deferred tax assets by the same amount.
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash flows (Topic 230)," which amended the accounting for the statement of cash flows by providing guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company's adoption of this standard on January 1, 2017 resulted in the reclassification of $12,028 of debt extinguishment costs from operating activities to financing activities on its consolidated statement of cash flows for the three months ended March 31, 2016.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
2. Summary of Significant Accounting Policies: (Continued)

Recent Accounting Pronouncements: (Continued)
On November 17, 2016, the FASB issued ASU 2016-18, “Restricted Cash,” which requires that the statement of cash flows explain the change during a reporting period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. This standard states that transfers between cash, cash equivalents, and restricted cash are not part of the entity’s operating, investing, and financing activities. Therefore, restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for the Company beginning January 1, 2018 with early adoption permitted. The Company does not believe that the adoption of ASU 2016-18 will have a significant impact on its consolidated statements of cash flows.
On January 5, 2017, the FASB issued ASU 2017-01, “Business Combinations,” which clarifies the definition of a business. The objective of the standard is to add further guidance that assists entities in evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If so, the set of transferred assets and activities are not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs. ASU 2017-01 is effective for the Company beginning January 1, 2018 with early adoption permitted using a prospective transition method. The Company does not believe the adoption of 2017-01 will have a significant impact on its consolidated financial statements.
In February 2017, the FASB issued ASU No. 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets,” which clarifies the scope of asset derecognition and adds further guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. The Company is required to adopt ASU 2017-05 beginning January 1, 2018 with early adoption permitted. The Company is evaluating the effect that ASU No. 2017-05 will have on its consolidated financial statements.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

3.	Earnings per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of EPS for the three months ended March 31, 2017 and 2016 (shares in thousands):

	For the Three Months Ended March 31,
	2017	2016
Numerator
Net income	$74,809	$451,375
Net income attributable to noncontrolling interests	(5,566)	(30,460)
Net income attributable to the Company	69,243	420,915
Allocation of earnings to participating securities	(184)	(420)
Numerator for basic and diluted EPS—net income attributable to common stockholders	$69,059	$420,495
Denominator
Denominator for basic EPS—weighted average number of common shares outstanding	143,596	151,984
Effect of dilutive securities:(1)
Share and unit-based compensation plans	59	119
Denominator for diluted EPS—weighted average number of common shares outstanding	143,655	152,103
Earnings per common share—net income attributable to common stockholders:
Basic	$0.48	$2.77
Diluted	$0.48	$2.76

(1)	Diluted EPS excludes 90,619 and 138,759 convertible preferred units for the three months ended March 31, 2017 and 2016, respectively, as their impact was antidilutive.
Diluted EPS excludes 10,591,428 and 10,820,343 Operating Partnership units ("OP Units") for the three months ended March 31, 2017 and 2016, respectively, as their impact was antidilutive.

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
On March 1, 2016, the Company, through a 50/50 joint venture, acquired Country Club Plaza, a 1,003,000 square foot regional shopping center in Kansas City, Missouri, for a purchase price of $660,000. The Company funded its pro rata share of the purchase price of $330,000 from borrowings under its line of credit. On March 28, 2016, the joint venture placed a $320,000 loan on the property that bears interest at an effective rate of 3.88% and matures on April 1, 2026. The Company used its pro rata share of the proceeds to pay down its line of credit and for general corporate purposes.
On March 17, 2017, the Company's joint venture in Country Club Plaza sold an office building for $78,000, resulting in a gain on sale of assets of $4,580. The Company's pro rata share of the gain on sale of assets of $2,290 was included in equity in income from joint ventures. The Company used its share of the proceeds to fund repurchases under the 2017 Stock Buyback Program (See Note 12—Stockholders' Equity).

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	March 31, 2017	December 31, 2016
Assets(1):
Property, net	$9,093,591	$9,176,642
Other assets	678,158	614,607
Total assets	$9,771,749	$9,791,249
Liabilities and partners' capital(1):
Mortgage and other notes payable(2)	$5,333,141	$5,224,713
Other liabilities	431,947	403,369
Company's capital	2,193,553	2,279,819
Outside partners' capital	1,813,108	1,883,348
Total liabilities and partners' capital	$9,771,749	$9,791,249
Investments in unconsolidated joint ventures:
Company's capital	$2,193,553	$2,279,819
Basis adjustment(3)	(579,537)	(584,887)
	$1,614,016	$1,694,932

Assets—Investments in unconsolidated joint ventures	$1,710,617	$1,773,558
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(96,601)	(78,626)
	$1,614,016	$1,694,932

(1)
These amounts include the assets of $3,177,394 and $3,179,255 of Pacific Premier Retail LLC as of March 31, 2017 and December 31, 2016, respectively, and liabilities of $1,892,163 and $1,887,952 of Pacific Premier Retail LLC as of March 31, 2017 and December 31, 2016, respectively.

(2)
Included in mortgage and other notes payable are amounts due to an affiliate of Northwestern Mutual Life ("NML") of $489,206 and $265,863 as of March 31, 2017 and December 31, 2016, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates—Broadway Plaza. Interest expense on these borrowings was $3,160 and $6,366 for the three months ended March 31, 2017 and 2016, respectively.

(3)
The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $4,027 and $4,457 for the three months ended March 31, 2017 and 2016, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	Pacific Premier Retail LLC	Other Joint Ventures	Total
Three Months Ended March 31, 2017
Revenues:
Minimum rents	$33,536	$123,503	$157,039
Percentage rents	730	1,738	2,468
Tenant recoveries	11,439	47,915	59,354
Other	1,026	11,511	12,537
Total revenues	46,731	184,667	231,398
Expenses:
Shopping center and operating expenses	9,760	62,195	71,955
Interest expense	16,726	32,279	49,005
Depreciation and amortization	26,275	62,879	89,154
Total operating expenses	52,761	157,353	210,114
(Loss) gain on sale or write down of assets, net	(35)	4,581	4,546
Net (loss) income	$(6,065)	$31,895	$25,830
Company's equity in net (loss) income	$(962)	$16,805	$15,843
Three Months Ended March 31, 2016
Revenues:
Minimum rents	$30,583	$106,373	$136,956
Percentage rents	759	1,753	2,512
Tenant recoveries	11,976	43,443	55,419
Other	2,838	10,352	13,190
Total revenues	46,156	161,921	208,077
Expenses:
Shopping center and operating expenses	9,786	53,298	63,084
Interest expense	15,214	27,738	42,952
Depreciation and amortization	28,084	56,533	84,617
Total operating expenses	53,084	137,569	190,653
Loss on sale or write down of assets, net	—	(5)	(5)
Net (loss) income	$(6,928)	$24,347	$17,419
Company's equity in net (loss) income	$(1,244)	$12,904	$11,660

Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

5.	Property, net:
Property, net consists of the following:

	March 31, 2017	December 31, 2016
Land	$1,581,578	$1,607,590
Buildings and improvements	6,394,643	6,511,741
Tenant improvements	606,974	622,878
Equipment and furnishings	176,545	177,036
Construction in progress	286,364	289,966
	9,046,104	9,209,211
Less accumulated depreciation	(1,839,506)	(1,851,901)
	$7,206,598	$7,357,310
Depreciation expense was $68,956 and $69,903 for the three months ended March 31, 2017 and 2016, respectively.
The gain on sale or write down of assets, net was $49,565 and $434,456 for the three months ended March 31, 2017 and 2016, respectively.
The gain on sale or write down of assets, net for the three months ended March 31, 2017 includes a gain of $59,713 on the sale of Cascade Mall and Northgate Mall (See Note 14—Dispositions) offset in part by a loss of $10,138 on the write down of an investment in non-real estate assets.
The gain on sale or write down of assets, net for the three months ended March 31, 2016 includes a gain of $104,293 on the sale of a 40% ownership interest in Arrowhead Towne Center (See Note 4—Investments in Unconsolidated Joint Ventures), $340,741 on the sale of a 49% ownership interest in the MAC Heitman Portfolio (See Note 4—Investments in Unconsolidated Joint Ventures) and $2,412 on the sale of land offset in part by a $12,294 adjustment to contingent consideration (See Note 13—Acquisitions) and $696 on the write down of development costs.

6.	Tenant and Other Receivables, net:
Included in tenant and other receivables, net is an allowance for doubtful accounts of $2,708 and $1,991 at March 31, 2017 and December 31, 2016, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $1,549 and $9,509 at March 31, 2017 and December 31, 2016, respectively, and a deferred rent receivable due to straight-line rent adjustments of $56,568 and $56,761 at March 31, 2017 and December 31, 2016, respectively.
On March 17, 2014, in connection with the sale of Lake Square Mall, the Company issued a note receivable for $6,500 that bears interest at an effective rate of 6.5%, matures on March 17, 2018 and is collateralized by a trust deed on Lake Square Mall. At March 31, 2017 and December 31, 2016, the note had a balance of $6,266 and $6,284, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

7.	Deferred Charges and Other Assets, net:
Deferred charges and other assets, net consist of the following:

	March 31, 2017	December 31, 2016
Leasing	$219,695	$239,983
Intangible assets:
In-place lease values	119,055	140,437
Leasing commissions and legal costs	28,985	32,384
Above-market leases	168,674	181,851
Deferred tax assets	48,270	38,301
Deferred compensation plan assets	43,218	42,711
Other assets	59,580	72,206
	687,477	747,873
Less accumulated amortization(1)	(227,653)	(269,815)
	$459,824	$478,058

(1)
Accumulated amortization includes $73,493 and $88,785 relating to in-place lease values, leasing commissions and legal costs at March 31, 2017 and December 31, 2016, respectively. Amortization expense of in-place lease values, leasing commissions and legal costs was $6,004 and $8,847 for the three months ended March 31, 2017 and 2016, respectively.

The allocated values of above-market leases and below-market leases consist of the following:

	March 31, 2017	December 31, 2016
Above-Market Leases
Original allocated value	$168,674	$181,851
Less accumulated amortization	(49,389)	(57,505)
	$119,285	$124,346
Below-Market Leases(1)
Original allocated value	$137,165	$144,713
Less accumulated amortization	(56,850)	(58,400)
	$80,315	$86,313

(1)	Below-market leases are included in other accrued liabilities.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

8.	Mortgage Notes Payable:
Mortgage notes payable at March 31, 2017 and December 31, 2016 consist of the following:

	Carrying Amount of Mortgage Notes(1)
	March 31, 2017		December 31, 2016
Property Pledged as Collateral	Related Party	Other	Related Party	Other	Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Chandler Fashion Center(5)	$—	$199,850	$—	$199,833	3.77%	$625	2019
Danbury Fair Mall	107,113	107,113	107,929	107,928	5.53%	1,538	2020
Fashion Outlets of Chicago(6)	—	199,006	—	198,966	2.44%	380	2020
Fashion Outlets of Niagara Falls USA	—	115,003	—	115,762	4.89%	727	2020
Freehold Raceway Mall(5)	—	219,568	—	220,643	4.20%	1,132	2018
Fresno Fashion Fair	—	323,112	—	323,062	3.67%	971	2026
Green Acres Mall	—	296,178	—	297,798	3.61%	1,447	2021
Kings Plaza Shopping Center	—	454,507	—	456,958	3.67%	2,229	2019
Northgate Mall(7)	—	—	—	63,434	—	—	—
Oaks, The	—	200,127	—	201,235	4.14%	1,064	2022
Pacific View	—	126,593	—	127,311	4.08%	668	2022
Queens Center	—	600,000	—	600,000	3.49%	1,744	2025
Santa Monica Place	—	218,199	—	219,564	2.99%	1,004	2018
SanTan Village Regional Center	—	126,964	—	127,724	3.14%	589	2019
Stonewood Center	—	98,023	—	99,520	1.80%	640	2017
Towne Mall	—	21,466	—	21,570	4.48%	117	2022
Tucson La Encantada	68,134	—	68,513	—	4.23%	368	2022
Victor Valley, Mall of	—	114,573	—	114,559	4.00%	380	2024
Vintage Faire Mall	—	267,861	—	269,228	3.55%	1,256	2026
Westside Pavilion	—	143,132	—	143,881	4.49%	783	2022
	$175,247	$3,831,275	$176,442	$3,908,976

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

Property Pledged as Collateral	March 31, 2017	December 31, 2016
Fashion Outlets of Niagara Falls USA	$3,326	$3,558
Stonewood Center	1,656	2,349
	$4,982	$5,907
The mortgage notes payable balances also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs were $11,953 and $12,716 at March 31, 2017 and December 31, 2016, respectively.

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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
8. Mortgage Notes Payable: (Continued)

(5)	A 49.9% interest in the loan has been assumed by a third party in connection with a co-venture arrangement (See Note 10—Co-Venture Arrangement).

(6)	The loan bears interest at LIBOR plus 1.50% and matures on March 31, 2020. At March 31, 2017 and December 31, 2016, the total interest rate was 2.44% and 2.43%, respectively.

(7)	On January 18, 2017, the loan was paid off in connection with the sale of the underlying property (See Note 14—Dispositions).
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
Total interest expense capitalized was $2,634 and $2,303 during the three months ended March 31, 2017 and 2016, respectively.
Related party mortgage notes payable are amounts due to an affiliate of NML. See Note 16—Related Party Transactions for interest expense associated with loans from NML.
The estimated fair value (Level 2 measurement) of mortgage notes payable at March 31, 2017 and December 31, 2016 was $4,044,874 and $4,126,819, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

9.	Bank and Other Notes Payable:
Bank and other notes payable consist of the following:
Line of Credit:
The Company has a $1,500,000 revolving line of credit that bears interest at LIBOR plus a spread of 1.30% to 1.90%, depending on the Company's overall leverage level, and matures on July 6, 2020 with a one-year extension option. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2,000,000.
Based on the Company's leverage level as of March 31, 2017, the borrowing rate on the facility was LIBOR plus 1.45%. As of March 31, 2017 and December 31, 2016, borrowings under the line of credit, were $900,000 and $885,000, respectively, less unamortized deferred finance costs of $9,441 and $10,039, respectively, at a total interest rate of 2.48% and 2.40%, respectively. The estimated fair value (Level 2 measurement) of the line of credit at March 31, 2017 and December 31, 2016 was $878,446 and $865,921, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
Prasada Note:
On March 29, 2013, the Company issued a $13,330 note payable that bears interest at 5.25% and matures on May 30, 2021. The note payable is collateralized by a portion of a development reimbursement agreement with the City of Surprise, Arizona. At March 31, 2017 and December 31, 2016, the note had a balance of $5,327 and $5,521, respectively. The estimated fair value (Level 2 measurement) of the note at March 31, 2017 and December 31, 2016 was $5,534 and $5,786, respectively, based on current interest rates for comparable notes. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the collateral for the underlying debt.
As of March 31, 2017 and December 31, 2016, the Company was in compliance with all applicable financial loan covenants.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

10.	Co-Venture Arrangement:
On September 30, 2009, the Company formed a joint venture, whereby a third party acquired a 49.9% interest in Freehold Raceway Mall, a 1,672,000 square foot regional shopping center in Freehold, New Jersey, and Chandler Fashion Center, a 1,319,000 square foot regional shopping center in Chandler, Arizona.
As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the venture formation, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The transaction has been accounted for as a profit-sharing arrangement, and accordingly the assets, liabilities and operations of the properties remain on the books of the Company and a co-venture obligation was established for the amount of $168,154, representing the net cash proceeds received from the third party. The co-venture obligation is increased for the allocation of income to the co-venture partner and decreased for distributions to the co-venture partner. The co-venture obligation was $58,548 and $58,973 at March 31, 2017 and December 31, 2016, respectively.
11. Noncontrolling Interests:
The Company allocates net income of the Operating Partnership based on the weighted average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 93% ownership interest in the Operating Partnership as of March 31, 2017 and December 31, 2016. The remaining 7% limited partnership interest as of March 31, 2017 and December 31, 2016 was owned by certain of the Company's executive officers and directors, certain of their affiliates and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the 10 trading days ending on the respective balance sheet date. Accordingly, as of March 31, 2017 and December 31, 2016, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $680,932 and $733,141, respectively.
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
2015 Stock Buyback Program:
On September 30, 2015, the Company's Board of Directors authorized the repurchase of up to $1,200,000 of the Company's outstanding common shares over the period ending September 30, 2017, as market conditions warranted.
On November 12, 2015, the Company entered into an accelerated share repurchase program ("ASR") to repurchase $400,000 of the Company's common stock. In accordance with the ASR, the Company made a prepayment of $400,000 and received an initial share delivery of 4,140,788 shares. On January 19, 2016, the ASR was completed and the Company received delivery of an additional 970,609 shares. The average price of the 5,111,397 shares repurchased under the ASR was $78.26 per share. The ASR was funded from proceeds in connection with the financing and sale of a 40% ownership interest in Pacific Premier Retail LLC (the "PPR Portfolio").

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
12. Stockholders' Equity: (Continued)

On February 17, 2016, the Company entered into an ASR to repurchase an additional $400,000 of the Company's common stock. In accordance with the ASR, the Company made a prepayment of $400,000 and received an initial share delivery of 4,222,193 shares. On April 19, 2016, the ASR was completed and the Company received delivery of an additional 861,235 shares. The average price of the 5,083,428 shares repurchased under the ASR was $78.69 per share. The ASR was funded from borrowings under the Company's line of credit, which had been paid down from the proceeds from the financings and sale of ownership interests in Arrowhead Towne Center and the MAC Heitman Portfolio (See Note 4—Investments in Unconsolidated Joint Ventures).
On May 9, 2016, the Company entered into an ASR to repurchase the remaining $400,000 of the Company's common stock authorized for repurchase. In accordance with the ASR, the Company made a prepayment of $400,000 and received an initial share delivery of 3,964,812 shares. On July 11, 2016, the ASR was completed and the Company received delivery of an additional 1,104,162 shares. The average price of the 5,068,974 shares repurchased under the ASR was $78.91 per share. The ASR was funded from borrowings under the Company's line of credit, which had been paid down from the proceeds from the financings and sale of ownership interests in Arrowhead Towne Center and the MAC Heitman Portfolio (See Note 4—Investments in Unconsolidated Joint Ventures).
2017 Stock Buyback Program:
On February 12, 2017, the Company's Board of Directors authorized the repurchase of up to $500,000 of its outstanding common shares as market conditions and the Company’s liquidity warrant. Repurchases may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including ASR transactions, or other methods of acquiring shares and pursuant to Rule 10b5-1 of the Securities Act of 1934, from time to time as permitted by securities laws and other legal requirements.
During the period from March 1, 2017 to March 31, 2017, the Company repurchased a total of 2,197,879 of its common shares for $141,102, representing an average price of $64.17 per share. The Company funded the repurchases from the net proceeds of the sale of Cascade Mall and Northgate Mall (See Note 14—Dispositions) and its share of the proceeds from the sale of an office building at Country Club Plaza (See Note 4—Investments in Unconsolidated Joint Ventures).
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
As of March 31, 2017, $500,000 of the ATM Shares were available to be sold under the ATM Program. Actual future sales of the ATM Shares under the ATM Program will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. The Company has no obligation to sell the ATM Shares under the ATM Program.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

13.	Acquisitions:
Fashion Outlets of Chicago:
On October 31, 2014, the Company purchased the outside ownership interest in its consolidated joint venture in Fashion Outlets of Chicago for $69,987. The purchase price was funded by a cash payment of $55,867 and the settlement of the balance on notes receivables of $14,120. The purchase agreement included contingent consideration based on the financial performance of Fashion Outlets of Chicago at an agreed upon date in 2016. On August 19, 2016, the Company paid $23,800 in full settlement of the contingent consideration obligation.

14.	Dispositions:
The following are recent dispositions of properties:
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
On January 18, 2017, the Company sold Cascade Mall, a 589,000 square foot regional shopping center in Burlington, Washington; and Northgate Mall, a 750,000 square foot regional shopping center in San Rafael, California, in a combined transaction for $170,000, resulting in a gain on the sale of assets of $59,713. The proceeds were used to pay off the mortgage note payable on Northgate Mall and to repurchase shares of the Company's common stock under the 2017 Stock Buyback Program (See Note 12—Stockholders' Equity).

15.	Commitments and Contingencies:
The Company has certain properties that are subject to non-cancelable operating ground leases. The leases expire at various times through 2098, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. Ground lease rent expense was $2,576 and $2,511 for the three months ended March 31, 2017 and 2016, respectively. No contingent rent was incurred during the three months ended March 31, 2017 or 2016.
As of March 31, 2017, the Company was contingently liable for $61,002 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreements. At March 31, 2017, the Company had $72,686 in outstanding obligations which it believes will be settled in the next twelve months.

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
The following are fees charged to unconsolidated joint ventures:

	For the Three Months Ended March 31,
	2017	2016
Management fees	$4,480	$3,953
Development and leasing fees	5,270	2,961
	$9,750	$6,914
Certain mortgage notes on the properties are held by NML (See Note 8—Mortgage Notes Payable). Interest expense in connection with these notes was $2,211 and $2,272 for the three months ended March 31, 2017 and 2016, respectively. Included in accounts payable and accrued expenses is interest payable on these notes of $732 and $736 at March 31, 2017 and December 31, 2016, respectively.
Due from (to) affiliates includes unreimbursed and/or prepaid costs and fees from unconsolidated joint ventures due to (from) the Management Companies. As of March 31, 2017 and December 31, 2016, the amounts due from (to) the unconsolidated joint ventures was $4,745 and $(6,809), respectively.
In addition, due from affiliates at March 31, 2017 and December 31, 2016 included a note receivable from RED/303 LLC ("RED") that bears interest at 5.25% and matures on May 30, 2021. Interest income earned on this note was $70 and $117 for the three months ended March 31, 2017 and 2016, respectively. The balance on this note was $5,397 and $5,593 at March 31, 2017 and December 31, 2016, respectively. RED is considered a related party because it is a partner in a joint venture development project. The note is collateralized by RED's membership interest in the development project.
Also included in due from affiliates is a note receivable from Lennar Corporation that bears interest at LIBOR plus 2% and matures upon the completion of certain milestones in connection with the development of Fashion Outlets of San Francisco. Interest income earned on this note was $611 and $521 for the three months ended March 31, 2017 and 2016, respectively. The balance on this note was $70,053 and $69,443 at March 31, 2017 and December 31, 2016, respectively. Lennar Corporation is considered a related party because it is a joint venture partner in Fashion Outlets of San Francisco.

17.	Share and Unit-Based Plans:
Under the Long-Term Incentive Plan ("LTIP"), each award recipient is issued a form of units ("LTIP Units") in the Operating Partnership. Upon the occurrence of specified events and subject to the satisfaction of applicable vesting conditions, LTIP Units (after conversion into OP Units) are ultimately redeemable for common stock of the Company, or cash at the Company's option, on a one-unit for one-share basis. LTIP Units receive cash dividends based on the dividend amount paid on the common stock of the Company. The LTIP may include both market-indexed awards and service-based awards.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
17. Share and Unit-Based Plans: (Continued)

On January 1, 2017, the Company granted 66,079 LTIP Units with a grant date fair value of $70.84 per LTIP Unit that will vest in equal annual installments over a service period ending December 31, 2019. Concurrently, the Company granted 297,849 market-indexed LTIP Units ("2017 LTIP Units") at a grant date fair value of $47.15 per LTIP Unit that vest over a service period ending December 31, 2019. The fair value of the 2017 LTIP Units was estimated on the date of grant using a Monte Carlo Simulation model that assumed a risk free interest rate of 1.49% and an expected volatility of 20.75%.
On March 3, 2017, the Company granted 134,742 LTIP Units at a fair value of $66.57 per LTIP Unit that were fully vested on the grant date.
The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended March 31,
	2017	2016
LTIP Units	$14,381	$17,399
Stock awards	—	20
Stock units	2,612	3,372
Stock options	4	4
Phantom stock units	177	604
	$17,174	$21,399

The Company capitalized share and unit-based compensation costs of $3,369 and $4,959 for the three months ended March 31, 2017 and 2016, respectively. Unrecognized compensation costs of share and unit-based plans at March 31, 2017 consisted of $15,711 from LTIP Units, $6,802 from stock units, $7 from stock options and $653 from phantom stock units.
The following table summarizes the activity of the non-vested LTIP Units, phantom stock units and stock units:

	LTIP Units		Phantom Stock Units		Stock Units
	Units	Value(1)	Units	Value(1)	Units	Value(1)
Balance at January 1, 2017	322,572	$58.18	5,845	$81.47	148,428	$78.53
Granted	498,670	55.54	5,217	75.89	85,562	66.57
Vested	(134,742)	66.57	(2,494)	87.90	(73,454)	76.65
Forfeited	—	—	—	—	—	—
Balance at March 31, 2017	686,500	$54.61	8,568	$76.20	160,536	$73.01

(1) Value represents the weighted average grant date fair value.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
17. Share and Unit-Based Plans: (Continued)

The following table summarizes the activity of the stock appreciations rights ("SARs") and stock options outstanding:

	SARs		Stock Options
	Units	Value(1)	Units	Value(1)
Balance at January 1, 2017	284,146	$53.85	10,565	$56.77
Granted	—	—	—	—
Exercised	—	—	—	—
Balance at March 31, 2017	284,146	$53.85	10,565	$56.77

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
The income tax provision of the TRSs are as follows:

	For the Three Months Ended March 31,
	2017	2016
Current	$—	$—
Deferred	3,484	(1,317)
Income tax benefit (expense)	$3,484	$(1,317)
The net operating loss carryforwards are currently scheduled to expire through 2035, beginning in 2024. Net deferred tax assets of $48,270 and $38,301 were included in deferred charges and other assets, net at March 31, 2017 and December 31, 2016, respectively.
The tax years 2012 through 2016 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next twelve months.

19.	Subsequent Events:
On April 20, 2017, the Company announced a dividend/distribution of $0.71 per share for common stockholders and OP Unit holders of record on May 5, 2017. All dividends/distributions will be paid 100% in cash on June 2, 2017.

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
Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or the industry to differ materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, as well as national, regional and local economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of current and prospective tenants, anchor or tenant bankruptcies, closures, mergers or consolidations, lease rates, terms and payments, interest rate fluctuations, availability, terms and cost of financing and operating expenses; adverse changes in the real estate markets including, among other things, competition from other companies, retail formats and technology, risks of real estate development and redevelopment, acquisitions and dispositions; the liquidity of real estate investments, governmental actions and initiatives (including legislative and regulatory changes); environmental and safety requirements; and terrorist activities or other acts of violence which could adversely affect all of the above factors. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results, under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, as well as our other reports filed with the Securities and Exchange Commission (the "SEC"), which disclosures are incorporated herein by reference. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company does not intend, and undertakes no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P. (the "Operating Partnership"). As of March 31, 2017, the Operating Partnership owned or had an ownership interest in 48 regional shopping centers and seven community/power shopping centers aggregating approximately 54 million square feet of gross leasable area. These 55 regional and community/power shopping centers are referred to hereinafter as the "Centers," unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Management Companies.
The following discussion is based primarily on the consolidated financial statements of the Company for the three months ended March 31, 2017 and 2016. It compares the results of operations and cash flows for the three months ended March 31, 2017 to the results of operations and cash flows for the three months ended March 31, 2016. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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
The sale of ownership interests in the Arrowhead Towne Center and the MAC Heitman Portfolio are collectively referred to herein as the Joint Venture Transactions.
On March 1, 2016, the Company through a 50/50 joint venture, acquired Country Club Plaza, a 1,003,000 square foot regional shopping center in Kansas City, Missouri, for a purchase price of $660.0 million. The Company funded its pro rata share of $330.0 million with borrowings under its line of credit.
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
On January 18, 2017, the Company sold Cascade Mall, a 589,000 square foot regional shopping center in Burlington, Washington; and Northgate Mall, a 750,000 square foot regional shopping center in San Rafael, California, in a combined transaction for $170.0 million, resulting in a gain on the sale of assets of $59.7 million. The proceeds were used to payoff the mortgage note payable on Northgate Mall and to repurchase shares of the Company's common stock under the 2017 Stock Buyback Program (See "Other Transactions and Events").
On March 17, 2017, the Company's joint venture in Country Club Plaza sold an office building for $78.0 million, resulting in a gain on sale of assets of $4.6 million. The Company's pro rata share of the gain on sale of assets of $2.3 million was included in equity in income from joint ventures. The Company used its share of the proceeds to fund repurchases under the 2017 Stock Buyback Program (See "Other Transactions and Events").
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
On March 16, 2017, the Company's joint venture in Kierland Commons replaced the existing loan on the property with a new $225.0 million loan that bears interest at an effective rate of 3.97% and matures on April 1, 2027. The Company used its share of the excess proceeds to pay down its line of credit and for general corporate purposes.
Redevelopment and Development Activities:
The Company's joint venture is proceeding with the development of Fashion Outlets of Philadelphia, a redevelopment of an 850,000 square foot shopping center in Philadelphia, Pennsylvania. The project is expected to be completed in 2018. The total cost of the project is estimated to be between $305.0 million and $365.0 million, with $152.5 million to $182.5 million estimated to be the Company's pro rata share. The Company has funded $61.7 million of the total $123.3 million incurred by the joint venture as of March 31, 2017.
The Company is currently in the process of redeveloping the 250,000 square foot former Sears store at Kings Plaza Shopping Center.  The Company expects to complete the project in Summer 2018.  As of March 31, 2017, the Company has incurred $15.9 million in costs and anticipates the total cost of the project to be between $95.0 million and $100.0 million.
Other Transactions and Events:
On September 30, 2015, the Company's Board of Directors authorized the repurchase of up to $1.2 billion of the Company's outstanding common shares over the period ending September 30, 2017, as market conditions warrant. On November 12, 2015, the Company entered into an accelerated share repurchase program ("ASR") to repurchase $400.0 million of the Company's common stock. In accordance with the ASR, the Company made a prepayment of $400.0 million and received an initial share delivery of 4,140,788 shares. On January 19, 2016, the ASR was completed and the Company received delivery of an additional 970,609 shares. The average price of the 5,111,397 shares repurchased under the ASR was $78.26 per share. The ASR was funded from proceeds in connection with the financing and sale of a 40% ownership interest in Pacific Premier Retail LLC (the "PPR Portfolio").
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

On February 17, 2016, the Company entered into an ASR to repurchase $400.0 million of the Company's common stock. In accordance with the ASR, the Company made a prepayment of $400.0 million and received an initial share delivery of 4,222,193 shares. On April 19, 2016, the ASR was completed and the Company received delivery of an additional 861,235 shares. The average price of the 5,083,428 shares repurchased under the ASR was $78.69 per share. The ASR was funded from borrowings under the Company's line of credit, which had been paid down from the proceeds from the Joint Venture Transactions (See "Acquisitions and Dispositions" and "Financing Activity").
On May 9, 2016, the Company entered into an ASR to repurchase the remaining $400.0 million of the Company's common stock authorized for repurchase. In accordance with the ASR, the Company made a prepayment of $400.0 million and received an initial share delivery of 3,964,812 shares. On July 11, 2016, the ASR was completed and the Company received delivery of an additional 1,104,162 shares. The average price of the 5,068,974 shares repurchased under the ASR was $78.91 per share. The ASR was funded from borrowings under the Company's line of credit, which had been paid down from the proceeds from the Joint Venture Transactions (See "Acquisitions and Dispositions" and "Financing Activity"). The total number of shares repurchased under the $1.2 billion stock buyback program was 15,263,799 at an average price of $78.62.
On July 15, 2016, the Company conveyed Flagstaff Mall, a 347,000 square foot regional shopping center in Flagstaff, Arizona, to the mortgage lender by a deed-in-lieu of foreclosure and was discharged from the mortgage note payable. The mortgage note payable was a non-recourse loan. As a result, the Company recognized a gain of $5.3 million on the extinguishment of debt.
On February 12, 2017, the Company's Board of Directors authorized the repurchase of up to $500.0 million of its outstanding common shares as market conditions and the Company’s liquidity warrant. Repurchases may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including ASR transactions, or other methods of acquiring shares and pursuant to Rule 10b5-1 of the Securities Act of 1934, from time to time as permitted by securities laws and other legal requirements. During the period from March 1, 2017 to March 31, 2017, the Company repurchased a total of 2,197,879 of its common shares for $141.1 million, representing an average price of $64.17 per share. The Company funded the repurchases from the net proceeds of the sale of Cascade Mall and Northgate Mall (See "Acquisitions and Dispositions") and its share of the proceeds from the sale of an office building at Country Club Plaza (See "Acquisitions and Dispositions").
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

Revenue Recognition:
Minimum rental revenues are recognized on a straight-line basis over the term of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight line rent adjustment." Currently, 54% of the Mall Store and Freestanding Store leases contain provisions for CPI rent increases periodically throughout the term of the lease. The Company believes that using an annual multiple of CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases. Percentage rents are recognized when the tenants' specified sales targets have been met. Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred. Other tenants pay a fixed rate and these tenant recoveries are recognized as revenues on a straight-line basis over the term of the related leases.
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
For the comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016, the Redevelopment Properties are the expansion portion of Green Acres Mall, Paradise Valley Mall and Westside Pavilion.
For the comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016, the Joint Venture Centers are Arrowhead Towne Center and the MAC Heitman Portfolio. The change in revenues and expenses at the Joint Venture Centers for the comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016 is primarily due to the conversion of Arrowhead Towne Center and the MAC Heitman Portfolio from consolidated Centers to unconsolidated joint ventures.
For comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016, the Disposition Properties are Cascade Mall, Northgate Mall, Flagstaff Mall and Capitola Mall.
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
Tenant sales per square foot increased from $625 for the twelve months ended March 31, 2016 to $639 for the twelve months ended March 31, 2017. Occupancy rate decreased from 95.1% at March 31, 2016 to 94.3% at March 31, 2017. Releasing spreads increased 17.5% for the twelve months ended March 31, 2017. These calculations exclude Centers under development or redevelopment and property dispositions (See "Acquisitions and Dispositions" and "Other Transactions and Events" in Management's Overview and Summary).

Releasing spreads remained positive as the Company was able to lease available space at higher average rents than the expiring rental rates, resulting in a releasing spread of $8.49 per square foot ($56.93 on new and renewal leases executed compared to $48.44 on leases expiring), representing a 17.5% increase for the trailing twelve months ended March 31, 2017. The Company expects that releasing spreads will continue to be positive for the remainder of 2017 as it renews or relets leases that are scheduled to expire. These leases that are scheduled to expire represent 0.9 million square feet of the Centers, accounting for 11.3% of the gross leasable area ("GLA") of Mall Stores and Freestanding Stores, for spaces 10,000 square feet and under, as of March 31, 2017.
During the trailing twelve months ended March 31, 2017, the Company signed 201 new leases and 362 renewal leases comprising approximately 1.1 million square feet of GLA, of which 0.8 million square feet related to the consolidated Centers. The annual initial average base rent for new and renewal leases was $56.93 per square foot for the trailing twelve months ended March 31, 2017 with an average tenant allowance of $17.28 per square foot.
Comparison of Three Months Ended March 31, 2017 and 2016
Revenues:
Minimum and percentage rents (collectively referred to as "rental revenue") decreased by $6.6 million, or 4.3%, from 2016 to 2017. The decrease in rental revenue is attributed to a decrease of $5.7 million from the Disposition Properties and $2.9 million from the Joint Venture Centers offset in part by an increase of $1.0 million from the Same Centers and $1.0 million from the Redevelopment Properties. Rental revenue includes the amortization of above and below-market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below-market leases decreased from $1.6 million in 2016 to $(0.2) million in 2017. The amortization of straight-line rents increased from $0.9 million in 2016 to $1.9 million in 2017. Lease termination income decreased from $2.4 million in 2016 to $2.0 million in 2017. The increase in rental revenue at the Same Centers is primarily due to an increase in leasing spreads.
Tenant recoveries decreased $7.8 million, or 9.7%, from 2016 to 2017. The decrease in tenant recoveries is attributed to a decrease of $3.7 million from the Same Centers, $2.5 million from the Disposition Properties and $1.6 million from the Joint Venture Centers.
Management Companies' revenue increased from $8.6 million in 2016 to $11.9 million in 2017. The increase in Management Companies' revenue is due to an increase in development and leasing fees from joint ventures.
Shopping Center and Operating Expenses:
Shopping center and operating expenses decreased $3.4 million, or 4.3%, from 2016 to 2017. The decrease in shopping center and operating expenses is attributed to a decrease of $3.2 million from the Disposition Properties, $1.0 million from the Joint Venture Centers and $0.2 million from the Same Centers offset in part by an increase of $1.0 million from the Redevelopment Properties.
Management Companies' Operating Expenses:
Management Companies' operating expenses increased $0.6 million from 2016 to 2017.
REIT General and Administrative Expenses:
REIT general and administrative expenses decreased by $0.2 million from 2016 to 2017.
Depreciation and Amortization:
Depreciation and amortization decreased $3.9 million from 2016 to 2017. The decrease in depreciation and amortization is attributed to a decrease of $3.4 million from the Disposition Properties, $1.5 million from the Joint Venture Centers and $0.7 million from the Same Centers offset in part by an increase of $1.7 million from the Redevelopment Properties.
Interest Expense:
Interest expense increased $1.5 million from 2016 to 2017. The increase in interest expense was attributed to an increase of $2.0 million from borrowings under the Company's line of credit and $1.9 million from the Same Centers offset in part by a decrease of $1.3 million from the Disposition Properties, $0.9 million from the Joint Venture Centers and $0.2 million from the Redevelopment Properties.
The above interest expense items are net of capitalized interest, which increased from $2.3 million in 2016 to $2.6 million in 2017.

Loss on Extinguishment of Debt, net:
Loss on extinguishment of debt, net in 2016 consists of $3.6 million on the early extinguishment of debt on Arrowhead Towne Center (See “Financing Activity” in Management’s Overview and Summary).
Equity in Income of Unconsolidated Joint Ventures:
Equity in income of unconsolidated joint ventures increased $4.2 million from 2016 to 2017. The increase is primarily due to the conversion of Arrowhead Towne Center and the MAC Heitman Portfolio from consolidated Centers to unconsolidated joint ventures in 2016 (See "Acquisitions and Dispositions" in Management's Overview and Summary) and the Company's share of the gain on sale of assets at Country Club Plaza in 2017 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Gain on Sale or Write Down of Assets, net:
The gain on sale or write down of assets, net decreased $384.9 million from 2016 to 2017. The decrease is primarily due to the gain on the sale of a 49% interest in the MAC Heitman Portfolio of $340.7 million in 2016 and the gain on the sale of a 40% interest in Arrowhead Towne Center of $101.6 million offset in part by the gain of $59.7 million on the sale of Cascade Mall and Northgate Mall in 2017 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Net Income:
Net income decreased $376.6 million from 2016 to 2017. The decrease is primarily attributed to the decrease in the gain on sale or write down of assets of $384.9 million as discussed above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted decreased 5.3% from $141.0 million in 2016 to $133.6 million in 2017. For a reconciliation of FFO attributable to common stockholders and unit holders and FFO attributable to common stockholders and unit holders—diluted to net income attributable to the Company, the most directly comparable GAAP financial measure, see "Funds From Operations ("FFO")" below.
Operating Activities:
Cash provided by operating activities decreased from $119.9 million in 2016 to $102.7 million in 2017. The decrease is primarily due to the changes in assets and liabilities and the results as discussed above.
Investing Activities:
Cash provided by investing activities decreased $151.3 million from 2016 to 2017. The decrease in cash provided by investing activities is primarily attributed to a decrease in cash proceeds from the sale of assets of $433.0 million and a decrease in distributions from unconsolidated joint ventures of $67.4 million offset in part by a decrease in contributions to unconsolidated joint ventures of $324.1 million and a decrease in development, redevelopment and renovation costs of $27.9 million.
The decrease in cash proceeds from the sale of assets is attributed to the sales of ownership interests in Arrowhead Towne Center and the MAC Heitman Portfolio in 2016 offset in part by the sale of Cascade Mall and Northgate Mall in 2017 (See "Acquisitions and Dispositions" in Management's Overview and Summary). The decrease in contributions to unconsolidated joint ventures is primarily due to the acquisition of the 50% ownership interest in Country Club Plaza in 2016 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Financing Activities:
Cash used in financing activities decreased $146.7 million from 2016 to 2017. The decrease in cash used in financing activities is primarily due to a decrease in payments on mortgages, bank and other notes payable of $1.4 billion, a decrease in cash dividends and distributions of $341.6 million and a decrease in the repurchases of the Company's common stock of $267.5 million (See "Other Transactions" in Management's Overview and Summary) offset in part by a decrease in proceeds from mortgages, bank and other notes payable of $1.9 billion.

Liquidity and Capital Resources
The Company anticipates meeting its liquidity needs for its operating expenses, debt service and dividend requirements for the next twelve months through cash generated from operations, working capital reserves and/or borrowings under its unsecured line of credit. The following tables summarize capital expenditures incurred at the Centers:

	For the Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Consolidated Centers:
Acquisitions of property and equipment	$4,350	$5,311
Development, redevelopment, expansion and renovation of Centers	18,471	28,693
Tenant allowances	1,515	3,292
Deferred leasing charges	5,030	6,173
	$29,366	$43,469
Joint Venture Centers (at Company's pro rata share):
Acquisitions of property and equipment	$562	$330,824
Development, redevelopment, expansion and renovation of Centers	29,880	24,143
Tenant allowances	912	2,864
Deferred leasing charges	2,126	1,876
	$33,480	$359,707
The Company expects amounts to be incurred during the next twelve months for tenant allowances and deferred leasing charges to be comparable or less than 2016 and that capital for those expenditures will be available from working capital, cash flow from operations, borrowings on property specific debt or unsecured corporate borrowings. The Company expects to incur between $200.0 million and $300.0 million during the next twelve months for development, redevelopment, expansion and renovations. Capital for these major expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of debt or equity financings, which are expected to include borrowings under the Company's line of credit and construction loans.
The Company has also generated liquidity in the past, and may continue to do so in the future, through equity offerings and issuances, property refinancings, joint venture transactions and the sale of non-core assets. For example, the Company's recently completed sale of Cascade Mall and Northgate Mall (See "Acquisitions and Dispositions" in Management's Overview and Summary) and the Joint Venture Transactions (See "Acquisitions and Dispositions" in Management's Overview and Summary), which included new debt or refinancings of existing debt on the properties (See "Financing Activity" in Management's Overview and Summary). The Company used these proceeds to pay down its line of credit, fund the Special Dividend (See "Other Transactions and Events" in Management's Overview and Summary) and for other general corporate purposes, which included the repurchases of the Company's common stock under the 2015 Stock Buyback Program and the 2017 Stock Buyback Program (See "Other Transactions and Events" in Management's Overview and Summary). Furthermore, the Company has filed a shelf registration statement, which registered an unspecified amount of common stock, preferred stock, depositary shares, debt securities, warrants, rights, stock purchase contracts and units that may be sold from time to time by the Company. The Company expects any additional repurchases of the Company's common stock under the 2017 Stock Buyback Program to be funded by future sales of non-core assets, borrowings under its line of credit and/or refinancing transactions.
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

The Company has an equity distribution agreement with a number of sales agents (the "ATM Program") to issue and sell, from time to time, shares of common stock, par value $0.01 per share, having an aggregate offering price of up to $500 million (the “ATM Shares”). Sales of the ATM Shares can be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering, which includes sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange. The Company did not sell any shares under the ATM Program during the three months ended ended March 31, 2017.
As of March 31, 2017, $500 million of the ATM Shares were available to be sold under the ATM Program. Actual future sales of the ATM Shares will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. The Company has no obligation to sell the ATM Shares under the ATM Program.
The Company's total outstanding loan indebtedness at March 31, 2017 was $7.5 billion (consisting of $4.9 billion of consolidated debt, less $231.1 million of noncontrolling interests, plus $2.9 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand.
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
The Company has a $1.5 billion revolving line of credit facility bears interest at LIBOR plus a spread of 1.30% to 1.90%, depending on the Company's overall leverage level, and matures on July 6, 2020 with a one-year extension option. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2.0 billion. All obligations under the facility are unconditionally guaranteed only by the Company. Based on the Company's leverage level as of March 31, 2017, the borrowing rate on the facility was LIBOR plus 1.45%. At March 31, 2017, total borrowings under the line of credit were $900.0 million less unamortized deferred finance costs of $9.4 million with a total interest rate of 2.48%.
Cash dividends and distributions for the three months ended March 31, 2017 were $110.6 million. A total of $102.7 million was funded by operations. The remaining $7.9 million was funded from distributions from unconsolidated joint ventures, which were included in the cash flows from investing activities section of the Company's Consolidated Statement of Cash Flows.
At March 31, 2017, the Company was in compliance with all applicable loan covenants under its agreements.
At March 31, 2017, the Company had cash and cash equivalents of $92.3 million.
Off-Balance Sheet Arrangements:
The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the consolidated balance sheets of the Company as investments in unconsolidated joint ventures.
Additionally, as of March 31, 2017, the Company was contingently liable for $61.0 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Contractual Obligations:
The following is a schedule of contractual obligations as of March 31, 2017 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)(1)	$5,713,342	$603,168	$1,081,113	$2,253,168	$1,775,893
Operating lease obligations(2)	264,600	13,391	19,055	17,684	214,470
Purchase obligations(2)	72,686	72,686	—	—	—
Other long-term liabilities	293,566	252,526	4,643	5,123	31,274
	$6,344,194	$941,771	$1,104,811	$2,275,975	$2,021,637
_______________________________________________________________________________

(1)	Interest payments on floating rate debt were based on rates in effect at March 31, 2017.

(2)	See Note 15—Commitments and Contingencies in the Company's Notes to Consolidated Financial Statements.

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

Funds From Operations ("FFO") (Continued)
The following reconciles net income attributable to the Company to FFO and FFO-diluted for the three months ended March 31, 2017 and 2016 (dollars and shares in thousands):

	For the Three Months Ended March 31,
	2017	2016
Net income attributable to the Company	$69,243	$420,915
Adjustments to reconcile net income attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted:
Noncontrolling interests in the Operating Partnership	5,108	29,985
Gain on sale or write down of assets, net—consolidated assets	(49,565)	(434,456)
Add: Gain on sale of undepreciated assets—consolidated assets	—	2,412
Loss on write-down of non-real estate assets—consolidated assets	(10,138)	—
(Gain) loss on sale or write down of assets— unconsolidated joint ventures, net(1)	(2,269)	4
Add: gain (loss) on sale of undepreciated assets—unconsolidated joint ventures(1)	660	(4)
Depreciation and amortization—consolidated assets	83,073	86,931
Less: noncontrolling interests in depreciation and amortization—consolidated assets	(3,893)	(3,694)
Depreciation and amortization—unconsolidated joint ventures(1)	44,765	41,876
Less: depreciation on personal property	(3,381)	(2,940)
FFO attributable to common stockholders and unit holders—basic and diluted	133,603	141,029
Loss on extinguishment of debt, net—consolidated assets	—	3,575
FFO attributable to common stockholders and unit holders excluding extinguishment of debt, net—diluted	$133,603	$144,604
Weighted average number of FFO shares outstanding for:
FFO attributable to common stockholders and unit holders—basic (2)	154,187	162,805
Adjustments for impact of dilutive securities in computing FFO-diluted:
Share and unit based compensation plans	59	119
FFO attributable to common stockholders and unit holders—diluted (3)	154,246	162,924

(1)	Unconsolidated joint ventures are presented at the Company's pro rata share.

(2)	Calculated based upon basic net income as adjusted to reach basic FFO. Includes 10.6 million and 10.8 million OP Units for the three months ended March 31, 2017 and 2016, respectively.

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
The following table sets forth information as of March 31, 2017 concerning the Company's long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the twelve months ended March 31,
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long-term debt:
Fixed rate	$583,649	$51,156	$794,047	$595,737	$82,631	$1,711,602	$3,818,822	$3,850,018
Average interest rate	3.34%	4.10%	3.64%	4.47%	4.20%	3.76%	3.79%
Floating rate	—	—	200,000	—	900,000	—	1,100,000	1,078,836
Average interest rate	—%	—%	2.44%	—%	2.48%	—%	2.47%
Total debt—Consolidated Centers	$583,649	$51,156	$994,047	$595,737	$982,631	$1,711,602	$4,918,822	$4,928,854
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long-term debt (at Company's pro rata share):
Fixed rate	$27,267	$28,458	$34,121	$149,171	$41,627	$2,486,577	$2,767,221	$2,771,013
Average interest rate	3.65%	3.65%	3.67%	3.04%	3.79%	3.86%	3.80%
Floating rate	330	9,423	10,182	32,151	15,000	37,500	104,586	98,620
Average interest rate	2.73%	2.66%	2.80%	2.85%	1.99%	1.98%	2.38%
Total debt—Unconsolidated Joint Venture Centers	$27,597	$37,881	$44,303	$181,322	$56,627	$2,524,077	$2,871,807	$2,869,633
The consolidated Centers' total fixed rate debt at March 31, 2017 and December 31, 2016 was $3.8 billion. The average interest rate on such fixed rate debt at March 31, 2017 and December 31, 2016 was 3.79% and 3.80%, respectively. The consolidated Centers' total floating rate debt at March 31, 2017 and December 31, 2016 was $1.1 billion. The average interest rate on such floating rate debt at March 31, 2017 and December 31, 2016 was 2.47%.
The Company's pro rata share of the unconsolidated joint venture Centers' fixed rate debt at March 31, 2017 and December 31, 2016 was $2.8 billion and $2.7 billion, respectively. The average interest rate on such fixed rate debt at March 31, 2017 and December 31, 2016 was 3.80%. The Company's pro rata share of the unconsolidated joint venture Centers' floating rate debt at March 31, 2017 and December 31, 2016 was $104.6 million and $169.9 million, respectively. The average interest rate on such floating rate debt at March 31, 2017 and December 31, 2016 was 2.38% and 2.44%, respectively.
In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $12.0 million per year based on $1.2 billion of floating rate debt outstanding at March 31, 2017.
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
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of March 31, 2017, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A.  Risk Factors
There have been no material changes to the risk factors relating to the Company set forth under the caption "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2017 to January 31, 2017	—		$—	—		$—
February 1, 2017 to February 28, 2017	—		—	—		—
March 1, 2017 to March 31, 2017	2,197,879	(2)	64.17	2,197,879	(2)	358,968,301
	2,197,879		$64.17	2,197,879

(1)	The average price paid per share is calculated on a trade date basis.

(2)
On February 12, 2017, the Company's Board of Directors authorized the repurchase of up to $500.0 million of the Company's outstanding common shares from time to time as market conditions warrant. During the period from March 1, 2017 to March 31, 2017, the Company repurchased a total of 2,197,879 of its common shares in a series of transactions for approximately $141.0 million, representing an average price of $64.17 per share. The Company funded the repurchases from the net proceeds of the sale of Cascade Mall and Northgate Mall (See "Acquisitions and Dispositions" in Management's Overview and Summary) and its share of the proceeds from the sale of an office building at Country Club Plaza (See "Acquisitions and Dispositions" in Management's Overview and Summary).

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

3.2	Amended and Restated Bylaws of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date April 21, 2016).
10.1*	Form of LTIP Unit Award Agreement under 2003 Equity Incentive Plan (service-based).
31.1	Section 302 Certification of Arthur Coppola, Chief Executive Officer
31.2	Section 302 Certification of Thomas O'Hern, Chief Financial Officer
32.1**	Section 906 Certifications of Arthur Coppola and Thomas O'Hern
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.
** Furnished herewith.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MACERICH COMPANY
		By:	/s/ THOMAS E. O'HERN
Thomas E. O'Hern
Senior Executive Vice President and Chief Financial Officer
Date:	May 1, 2017		(Principal Financial Officer)