Form 10-Q
period 2017-06-30
MACERICH CO
filed 2017-08-07
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
YES ☐       NO ☒
Number of shares outstanding as of August 4, 2017 of the registrant's common stock, par value $0.01 per share: 141,414,438 shares

THE MACERICH COMPANY
FORM 10-Q

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS:
Property, net	$7,198,283	$7,357,310
Cash and cash equivalents	87,133	94,046
Restricted cash	50,304	49,951
Tenant and other receivables, net	116,089	136,998
Deferred charges and other assets, net	452,280	478,058
Due from affiliates	81,545	68,227
Investments in unconsolidated joint ventures	1,696,572	1,773,558
Total assets	$9,682,206	$9,958,148
LIABILITIES AND EQUITY:
Mortgage notes payable:
Related parties	$174,037	$176,442
Others	3,817,348	3,908,976
Total	3,991,385	4,085,418
Bank and other notes payable	996,129	880,482
Accounts payable and accrued expenses	56,596	61,316
Other accrued liabilities	322,643	366,165
Distributions in excess of investments in unconsolidated joint ventures	95,131	78,626
Co-venture obligation	59,647	58,973
Total liabilities	5,521,531	5,530,980
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 141,556,410 and 143,985,036 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1,416	1,440
Additional paid-in capital	4,521,945	4,593,229
Accumulated deficit	(663,805)	(488,782)
Total stockholders' equity	3,859,556	4,105,887
Noncontrolling interests	301,119	321,281
Total equity	4,160,675	4,427,168
Total liabilities and equity	$9,682,206	$9,958,148
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Minimum rents	$152,893	$152,448	$298,448	$303,496
Percentage rents	2,060	2,394	3,978	5,408
Tenant recoveries	68,948	75,948	141,360	156,121
Other	13,519	17,789	28,783	30,937
Management Companies	10,003	11,325	21,899	19,942
Total revenues	247,423	259,904	494,468	515,904
Expenses:
Shopping center and operating expenses	71,032	73,910	146,929	153,234
Management Companies' operating expenses	26,216	24,299	54,733	52,199
REIT general and administrative expenses	7,458	7,681	15,921	16,310
Depreciation and amortization	83,243	85,190	166,316	172,121
	187,949	191,080	383,899	393,864
Interest expense:
Related parties	2,181	2,256	4,392	4,528
Other	40,140	38,939	79,230	76,443
	42,321	41,195	83,622	80,971
Loss on extinguishment of debt	—	—	—	3,575
Total expenses	230,270	232,275	467,521	478,410
Equity in income of unconsolidated joint ventures	16,936	14,616	32,779	26,276
Co-venture expense	(4,123)	(3,212)	(8,000)	(6,501)
Income tax (expense) benefit	(437)	(514)	3,047	(1,831)
(Loss) gain on sale or write down of assets, net	(477)	10,915	49,088	445,371
Net income	29,052	49,434	103,861	500,809
Less net income attributable to noncontrolling interests	2,414	4,212	7,980	34,672
Net income attributable to the Company	$26,638	$45,222	$95,881	$466,137
Earnings per common share—net income attributable to common stockholders:
Basic	$0.19	$0.31	$0.67	$3.12
Diluted	$0.19	$0.31	$0.67	$3.12
Weighted average number of common shares outstanding:
Basic	141,695,000	146,644,000	142,640,000	149,314,000
Diluted	141,728,000	146,769,000	142,687,000	149,459,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENT OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Stockholders' Equity
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at January 1, 2017	143,985,036	$1,440	$4,593,229	$(488,782)	$4,105,887	$321,281	$4,427,168
Net income	—	—	—	95,881	95,881	7,980	103,861
Cumulative effect of adoption of ASU 2016-09	—	—	—	6,484	6,484	—	6,484
Amortization of share and unit-based plans	84,287	1	23,946	—	23,947	—	23,947
Employee stock purchases	20,443	—	986	—	986	—	986
Stock repurchases	(2,885,373)	(29)	(107,425)	(74,286)	(181,740)	—	(181,740)
Distributions declared ($1.42) per share	—	—	—	(203,102)	(203,102)	—	(203,102)
Distributions to noncontrolling interests	—	—	—	—	—	(16,844)	(16,844)
Conversion of noncontrolling interests to common shares	352,017	4	11,792	—	11,796	(11,796)	—
Redemption of noncontrolling interests	—	—	(61)	—	(61)	(24)	(85)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(522)	—	(522)	522	—
Balance at June 30, 2017	141,556,410	$1,416	$4,521,945	$(663,805)	$3,859,556	$301,119	$4,160,675
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$103,861	$500,809
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt, net	—	3,575
Gain on sale or write down of assets, net	(49,088)	(445,371)
Depreciation and amortization	169,216	175,090
Amortization of net premium on mortgage notes payable	(1,860)	(2,063)
Amortization of share and unit-based plans	19,652	22,008
Straight-line rent adjustment	(4,544)	(2,503)
Amortization of above and below-market leases	(1,082)	(4,178)
Provision for doubtful accounts	3,358	2,291
Income tax (benefit) expense	(3,047)	1,831
Equity in income of unconsolidated joint ventures	(32,779)	(26,276)
Distributions of income from unconsolidated joint ventures	—	4,483
Co-venture expense	8,000	6,501
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables	5,401	4,061
Other assets	2,346	(15,930)
Due from affiliates	(13,365)	4,330
Accounts payable and accrued expenses	(2,002)	(15,403)
Other accrued liabilities	(13,840)	6,454
Net cash provided by operating activities	190,227	219,709
Cash flows from investing activities:
Development, redevelopment, expansion and renovation of properties	(60,603)	(107,565)
Property improvements	(16,750)	(14,267)
Proceeds from repayment of notes receivable	619	3,161
Deferred leasing costs	(19,553)	(14,698)
Distributions from unconsolidated joint ventures	170,734	308,952
Contributions to unconsolidated joint ventures	(51,303)	(382,910)
Proceeds from sale of assets	167,631	695,724
Restricted cash	(353)	(3,613)
Net cash provided by investing activities	190,422	484,784

THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands) (Unaudited)
	For the Six Months Ended June 30,
	2017	2016
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	300,000	2,596,138
Payments on mortgages, bank and other notes payable	(279,419)	(1,929,969)
Deferred financing costs	(32)	(1,979)
Proceeds from share and unit-based plans	986	834
Payment of debt extinguishment costs	—	(12,028)
Stock repurchases	(181,740)	(800,018)
Redemption of noncontrolling interests	(85)	(30)
Dividends and distributions	(219,946)	(561,611)
Distributions to co-venture partner	(7,326)	(9,202)
Net cash used in financing activities	(387,562)	(717,865)
Net decrease in cash and cash equivalents	(6,913)	(13,372)
Cash and cash equivalents, beginning of period	94,046	86,510
Cash and cash equivalents, end of period	$87,133	$73,138
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$82,864	$72,224
Non-cash investing and financing transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$31,500	$24,177
Mortgage notes payable assumed in exchange for investments in unconsolidated joint ventures	$—	$997,695
Conversion of Operating Partnership Units to common stock	$11,796	$3,119
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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of June 30, 2017, the Company was the sole general partner of and held a 93% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
The Operating Partnership's VIEs included the following assets and liabilities:

	June 30, 2017	December 31, 2016
Assets:
Property, net	$302,822	$307,582
Other assets	68,781	68,863
Total assets	$371,603	$376,445
Liabilities:
Mortgage notes payable	$131,153	$133,245
Other liabilities	75,548	75,913
Total liabilities	$206,701	$209,158
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
Recent Accounting Pronouncements:
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-09, “Revenue From Contracts With Customers,” which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. ASU 2014-09 is effective for the Company beginning January 1, 2018, with early adoption permitted beginning January 1, 2017. The Company has evaluated each of its revenue streams and related accounting policies under the standard. The standard will initially apply to the Company's recognition of minimum rents, percentage rents and other revenues. This standard will not apply to the Company's recognition of tenant recoveries until January 1, 2019, when it adopts ASU 2016-02, "Leases (Topic 842)", as discussed below. The Company expects to adopt this standard on a modified retrospective basis and does not expect that it will significantly impact its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, which sets out principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under existing standards, certain of these costs are capitalizable and therefore this new standard may result in certain of these costs being expensed as incurred after adoption.
Under ASU 2016-02, lessees apply a dual approach, classifying leases as either finance or operating leases. A lessee is required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months, regardless of their lease classification. The Company is a lessee on ground leases at certain properties, on certain office space leases and on certain other improvements and equipment. ASU 2016-02 will impact the accounting and disclosure requirements for these leases. ASU 2016-02 is effective for the Company under a modified retrospective approach beginning January 1, 2019. The Company is evaluating the impact of the adoption of this standard on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718)," which amended the accounting for share-based payments, including the income tax consequences, classification of awards and classification on the statement of cash flows. The Company's adoption of this standard on January 1, 2017 under the modified retrospective method resulted in the recognition of excess tax benefits of $6,484 as a cumulative effect adjustment, which reduced its accumulated deficit and increased its deferred tax assets by the same amount.
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash flows (Topic 230)," which amended the accounting for the statement of cash flows by providing guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company's adoption of this standard on January 1, 2017 resulted in the reclassification of $12,028 of debt extinguishment costs from operating activities to financing activities on its consolidated statement of cash flows for the six months ended June 30, 2016.

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
On January 5, 2017, the FASB issued ASU 2017-01, “Business Combinations,” which clarifies the definition of a business. The objective of the standard is to add further guidance that assists entities in evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If so, the set of transferred assets and activities are not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs. ASU 2017-01 is effective for the Company beginning January 1, 2018 with early adoption permitted using a prospective transition method. The Company does not believe that the adoption of 2017-01 will have a significant impact on its consolidated financial statements.
In February 2017, the FASB issued ASU No. 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets,” which clarifies the scope of asset derecognition and adds further guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. The Company is required to adopt ASU 2017-05 beginning January 1, 2018 with early adoption permitted. The Company does not believe that the adoption of ASU No. 2017-05 will have a significant impact on its consolidated financial statements.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

3.	Earnings per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of EPS for the three and six months ended June 30, 2017 and 2016 (shares in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Numerator
Net income	$29,052	$49,434	$103,861	$500,809
Net income attributable to noncontrolling interests	(2,414)	(4,212)	(7,980)	(34,672)
Net income attributable to the Company	26,638	45,222	95,881	466,137
Allocation of earnings to participating securities	(188)	(170)	(375)	(557)
Numerator for basic and diluted EPS—net income attributable to common stockholders	$26,450	$45,052	$95,506	$465,580
Denominator
Denominator for basic EPS—weighted average number of common shares outstanding	141,695	146,644	142,640	149,314
Effect of dilutive securities(1):
Share and unit-based compensation plans	33	125	47	145
Denominator for diluted EPS—weighted average number of common shares outstanding	141,728	146,769	142,687	149,459
Earnings per common share—net income attributable to common stockholders:
Basic	$0.19	$0.31	$0.67	$3.12
Diluted	$0.19	$0.31	$0.67	$3.12

(1)
Diluted EPS excludes 90,619 and 138,759 convertible preferred partnership units for the three months ended June 30, 2017 and 2016, respectively, and 90,619 and 138,759 convertible preferred partnership units for the six months ended June 30, 2017 and 2016, respectively, as their impact was antidilutive.

Diluted EPS excludes 10,526,547 and 10,833,354 Operating Partnership units ("OP Units") for the three months ended June 30, 2017 and 2016, respectively, and 10,558,809 and 10,826,849 OP Units for the six months ended June 30, 2017 and 2016, respectively, as their impact was antidilutive.

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
On March 1, 2016, the Company, through a 50/50 joint venture, acquired Country Club Plaza, a 1,006,000 square foot regional shopping center in Kansas City, Missouri, for a purchase price of $660,000. The Company funded its pro rata share of the purchase price of $330,000 from borrowings under its line of credit. On March 28, 2016, the joint venture placed a $320,000 loan on the property that bears interest at an effective rate of 3.88% and matures on April 1, 2026. The Company used its pro rata share of the proceeds to pay down its line of credit and for general corporate purposes.
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	June 30, 2017	December 31, 2016
Assets(1):
Property, net	$9,092,493	$9,176,642
Other assets	647,492	614,607
Total assets	$9,739,985	$9,791,249
Liabilities and partners' capital(1):
Mortgage and other notes payable(2)	$5,324,700	$5,224,713
Other liabilities	435,822	403,369
Company's capital	2,174,786	2,279,819
Outside partners' capital	1,804,677	1,883,348
Total liabilities and partners' capital	$9,739,985	$9,791,249
Investments in unconsolidated joint ventures:
Company's capital	$2,174,786	$2,279,819
Basis adjustment(3)	(573,345)	(584,887)
	$1,601,441	$1,694,932

Assets—Investments in unconsolidated joint ventures	$1,696,572	$1,773,558
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(95,131)	(78,626)
	$1,601,441	$1,694,932

(1)
These amounts include the assets of $3,126,583 and $3,179,255 of Pacific Premier Retail LLC (the "PPR Portfolio") as of June 30, 2017 and December 31, 2016, respectively, and liabilities of $1,881,513 and $1,887,952 of the PPR Portfolio as of June 30, 2017 and December 31, 2016, respectively.

(2)
Included in mortgage and other notes payable are amounts due to an affiliate of Northwestern Mutual Life ("NML") of $487,077 and $265,863 as of June 30, 2017 and December 31, 2016, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates—Broadway Plaza. Interest expense on these borrowings was $4,929 and $4,992 for the three months ended June 30, 2017 and 2016, respectively, and $8,089 and $11,358 for the six months ended June 30, 2017 and 2016, respectively.

(3)
The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $4,197 and $4,669 for the three months ended June 30, 2017 and 2016, respectively, and $8,224 and $9,126 for the six months ended June 30, 2017 and 2016, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	PPR Portfolio	Other Joint Ventures	Total
Three Months Ended June 30, 2017
Revenues:
Minimum rents	$32,045	$126,765	$158,810
Percentage rents	221	2,126	2,347
Tenant recoveries	11,373	46,119	57,492
Other	1,402	13,017	14,419
Total revenues	45,041	188,027	233,068
Expenses:
Shopping center and operating expenses	9,711	58,886	68,597
Interest expense	16,675	32,976	49,651
Depreciation and amortization	24,802	62,090	86,892
Total operating expenses	51,188	153,952	205,140
Loss on sale of assets	—	(2)	(2)
Net (loss) income	$(6,147)	$34,073	$27,926
Company's equity in net (loss) income	$(1,034)	$17,970	$16,936
Three Months Ended June 30, 2016
Revenues:
Minimum rents	$31,474	$119,664	$151,138
Percentage rents	343	2,624	2,967
Tenant recoveries	11,919	46,652	58,571
Other	689	12,752	13,441
Total revenues	44,425	181,692	226,117
Expenses:
Shopping center and operating expenses	9,314	58,930	68,244
Interest expense	16,055	31,266	47,321
Depreciation and amortization	26,796	60,764	87,560
Total operating expenses	52,165	150,960	203,125
Gain on sale of assets	—	5	5
Net (loss) income	$(7,740)	$30,737	$22,997
Company's equity in net (loss) income	$(1,730)	$16,346	$14,616

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

	PPR Portfolio	Other Joint Ventures	Total
Six Months Ended June 30, 2017
Revenues:
Minimum rents	$65,581	$250,268	$315,849
Percentage rents	951	3,864	4,815
Tenant recoveries	22,812	94,034	116,846
Other	2,428	24,528	26,956
Total revenues	91,772	372,694	464,466
Expenses:
Shopping center and operating expenses	19,471	121,081	140,552
Interest expense	33,401	65,255	98,656
Depreciation and amortization	51,078	124,969	176,047
Total operating expenses	103,950	311,305	415,255
(Loss) gain on sale or write down of assets, net	(35)	4,579	4,544
Net (loss) income	$(12,213)	$65,968	$53,755
Company's equity in net (loss) income	$(1,996)	$34,775	$32,779
Six Months Ended June 30, 2016
Revenues:
Minimum rents	$62,057	$226,037	$288,094
Percentage rents	1,102	4,377	5,479
Tenant recoveries	23,895	90,095	113,990
Other	3,527	23,104	26,631
Total revenues	90,581	343,613	434,194
Expenses:
Shopping center and operating expenses	19,100	112,228	131,328
Interest expense	31,269	59,004	90,273
Depreciation and amortization	54,880	117,297	172,177
Total operating expenses	105,249	288,529	393,778
Net (loss) income	$(14,668)	$55,084	$40,416
Company's equity in net (loss) income	$(2,974)	$29,250	$26,276

Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

5.	Property, net:
Property, net consists of the following:

	June 30, 2017	December 31, 2016
Land	$1,582,191	$1,607,590
Buildings and improvements	6,408,362	6,511,741
Tenant improvements	610,084	622,878
Equipment and furnishings	180,735	177,036
Construction in progress	321,142	289,966
	9,102,514	9,209,211
Less accumulated depreciation	(1,904,231)	(1,851,901)
	$7,198,283	$7,357,310
Depreciation expense was $69,364 and $68,175 for the three months ended June 30, 2017 and 2016, respectively, and $138,320 and $138,078 for the six months ended June 30, 2017 and 2016, respectively.
The (loss) gain on sale or write down of assets, net was $(477) and $10,915 for the three months ended June 30, 2017 and 2016, respectively, and $49,088 and $445,371 for the six months ended June 30, 2017 and 2016, respectively.
The (loss) gain on sale or write down of assets, net for the six months ended June 30, 2017 includes a gain of $59,698 on the sale of Cascade Mall and Northgate Mall (See Note 14—Dispositions) offset in part by a loss of $10,138 on the write down of an investment in non-real estate assets.
The (loss) gain on sale or write down of assets, net for the three and six months ended June 30, 2016 includes a gain of $24,894 on the sale of Capitola Mall (See Note 14—Dispositions), a loss of $3,066 on the sale of a former Mervyn's store (See Note 14—Dispositions) and an impairment loss of $7,188 due to the reduction of the estimated holding period of The Marketplace at Flagstaff.
The (loss) gain on sale or write down of assets, net for the six months ended June 30, 2016 also includes a gain of $101,629 on the sale of a 40% ownership interest in Arrowhead Towne Center (See Note 4—Investments in Unconsolidated Joint Ventures), $340,734 on the sale of a 49% ownership interest in the MAC Heitman Portfolio (See Note 4—Investments in Unconsolidated Joint Ventures) and a loss of $14,750 on an adjustment to contingent consideration (See Note 13—Acquisitions).

6.	Tenant and Other Receivables, net:
Included in tenant and other receivables, net is an allowance for doubtful accounts of $2,996 and $1,991 at June 30, 2017 and December 31, 2016, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $966 and $9,509 at June 30, 2017 and December 31, 2016, respectively, and a deferred rent receivable due to straight-line rent adjustments of $59,226 and $56,761 at June 30, 2017 and December 31, 2016, respectively.
On March 17, 2014, in connection with the sale of Lake Square Mall, the Company issued a note receivable for $6,500 that bears interest at an effective rate of 6.5%, matures on March 17, 2018 and is collateralized by a trust deed on Lake Square Mall. At June 30, 2017 and December 31, 2016, the note had a balance of $6,253 and $6,284, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

7.	Deferred Charges and Other Assets, net:
Deferred charges and other assets, net consist of the following:

	June 30, 2017	December 31, 2016
Leasing	$225,933	$239,983
Intangible assets:
In-place lease values	114,999	140,437
Leasing commissions and legal costs	28,242	32,384
Above-market leases	172,473	181,851
Deferred tax assets	47,833	38,301
Deferred compensation plan assets	47,205	42,711
Other assets	60,222	72,206
	696,907	747,873
Less accumulated amortization(1)	(244,627)	(269,815)
	$452,280	$478,058

(1)
Accumulated amortization includes $74,239 and $88,785 relating to in-place lease values, leasing commissions and legal costs at June 30, 2017 and December 31, 2016, respectively. Amortization expense of in-place lease values, leasing commissions and legal costs was $5,545 and $8,203 for the three months ended June 30, 2017 and 2016, respectively, and $11,549 and $17,050 for the six months ended June 30, 2017 and 2016, respectively.

The allocated values of above-market leases and below-market leases consist of the following:

	June 30, 2017	December 31, 2016
Above-Market Leases
Original allocated value	$172,473	$181,851
Less accumulated amortization	(57,813)	(57,505)
	$114,660	$124,346
Below-Market Leases(1)
Original allocated value	$129,893	$144,713
Less accumulated amortization	(55,052)	(58,400)
	$74,841	$86,313

(1)	Below-market leases are included in other accrued liabilities.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

8.	Mortgage Notes Payable:
Mortgage notes payable at June 30, 2017 and December 31, 2016 consist of the following:

	Carrying Amount of Mortgage Notes(1)
	June 30, 2017		December 31, 2016
Property Pledged as Collateral	Related Party	Other	Related Party	Other	Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Chandler Fashion Center(5)	$—	$199,868	$—	$199,833	3.77%	$625	2019
Danbury Fair Mall	106,287	106,286	107,929	107,928	5.53%	1,538	2020
Fashion Outlets of Chicago(6)	—	199,137	—	198,966	2.44%	380	2020
Fashion Outlets of Niagara Falls USA	—	114,272	—	115,762	4.89%	727	2020
Freehold Raceway Mall(5)	—	218,479	—	220,643	4.20%	1,132	2018
Fresno Fashion Fair	—	323,159	—	323,062	3.67%	971	2026
Green Acres Mall	—	294,598	—	297,798	3.61%	1,447	2021
Kings Plaza Shopping Center	—	452,121	—	456,958	3.67%	2,229	2019
Northgate Mall(7)	—	—	—	63,434	—	—	—
Oaks, The	—	199,007	—	201,235	4.14%	1,064	2022
Pacific View	—	125,868	—	127,311	4.08%	668	2022
Queens Center	—	600,000	—	600,000	3.49%	1,744	2025
Santa Monica Place	—	216,858	—	219,564	2.99%	1,004	2018
SanTan Village Regional Center	—	126,220	—	127,724	3.14%	589	2019
Stonewood Center	—	96,528	—	99,520	1.80%	640	2017
Towne Mall	—	21,367	—	21,570	4.48%	117	2022
Tucson La Encantada	67,750	—	68,513	—	4.23%	368	2022
Victor Valley, Mall of	—	114,588	—	114,559	4.00%	380	2024
Vintage Faire Mall	—	266,534	—	269,228	3.55%	1,256	2026
Westside Pavilion	—	142,458	—	143,881	4.49%	783	2022
	$174,037	$3,817,348	$176,442	$3,908,976

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

Property Pledged as Collateral	June 30, 2017	December 31, 2016
Fashion Outlets of Niagara Falls USA	$3,094	$3,558
Stonewood Center	955	2,349
	$4,049	$5,907
The mortgage notes payable balances also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs were $11,059 and $12,716 at June 30, 2017 and December 31, 2016, respectively.

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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
8. Mortgage Notes Payable: (Continued)

(5)	A 49.9% interest in the loan has been assumed by a third party in connection with a co-venture arrangement (See Note 10—Co-Venture Arrangement).

(6)	The loan bears interest at LIBOR plus 1.50% and matures on March 31, 2020. At June 30, 2017 and December 31, 2016, the total interest rate was 2.44% and 2.43%, respectively.

(7)	On January 18, 2017, the loan was paid off in connection with the sale of the underlying property (See Note 14—Dispositions).
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
Total interest expense capitalized was $3,343 and $2,562 for the three months ended June 30, 2017 and 2016, respectively, and $5,977 and $4,865 for the six months ended June 30, 2017 and 2016, respectively.
Related party mortgage notes payable are amounts due to an affiliate of NML. See Note 16—Related Party Transactions for interest expense associated with loans from NML.
The estimated fair value (Level 2 measurement) of mortgage notes payable at June 30, 2017 and December 31, 2016 was $4,019,860 and $4,126,819, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

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
Based on the Company's leverage level as of June 30, 2017, the borrowing rate on the facility was LIBOR plus 1.45%. As of June 30, 2017 and December 31, 2016, borrowings under the line of credit, were $1,000,000 and $885,000, respectively, less unamortized deferred finance costs of $8,804 and $10,039, respectively, at a total interest rate of 2.68% and 2.40%, respectively. The estimated fair value (Level 2 measurement) of the line of credit at June 30, 2017 and December 31, 2016 was $979,140 and $865,921, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
Prasada Note:
On March 29, 2013, the Company issued a $13,330 note payable that bears interest at 5.25% and matures on May 30, 2021. The note payable is collateralized by a portion of a development reimbursement agreement with the City of Surprise, Arizona. At June 30, 2017 and December 31, 2016, the note had a balance of $4,933 and $5,521, respectively. The estimated fair value (Level 2 measurement) of the note at June 30, 2017 and December 31, 2016 was $5,086 and $5,786, respectively, based on current interest rates for comparable notes. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the collateral for the underlying debt.
As of June 30, 2017 and December 31, 2016, the Company was in compliance with all applicable financial loan covenants.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

10.	Co-Venture Arrangement:
On September 30, 2009, the Company formed a joint venture, whereby a third party acquired a 49.9% interest in Freehold Raceway Mall, a 1,671,000 square foot regional shopping center in Freehold, New Jersey, and Chandler Fashion Center, a 1,318,000 square foot regional shopping center in Chandler, Arizona.
As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the venture formation, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The transaction has been accounted for as a profit-sharing arrangement, and accordingly the assets, liabilities and operations of the properties remain on the books of the Company and a co-venture obligation was established for the amount of $168,154, representing the net cash proceeds received from the third party. The co-venture obligation is increased for the allocation of income to the co-venture partner and decreased for distributions to the co-venture partner. The co-venture obligation was $59,647 and $58,973 at June 30, 2017 and December 31, 2016, respectively.
11. Noncontrolling Interests:
The Company allocates net income of the Operating Partnership based on the weighted average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 93% ownership interest in the Operating Partnership as of June 30, 2017 and December 31, 2016. The remaining 7% limited partnership interest as of June 30, 2017 and December 31, 2016 was owned by certain of the Company's executive officers and directors, certain of their affiliates and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the 10 trading days ending on the respective balance sheet date. Accordingly, as of June 30, 2017 and December 31, 2016, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $601,404 and $733,141, respectively.
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
On November 12, 2015, the Company entered into an accelerated share repurchase program ("ASR") to repurchase $400,000 of the Company's common stock. In accordance with the ASR, the Company made a prepayment of $400,000 and received an initial share delivery of 4,140,788 shares. On January 19, 2016, the ASR was completed and the Company received delivery of an additional 970,609 shares. The average price of the 5,111,397 shares repurchased under the ASR was $78.26 per share. The ASR was funded from proceeds in connection with the financing and sale of a 40% ownership interest in the PPR Portfolio.

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
During the period from February 12, 2017 to June 30, 2017, the Company repurchased a total of 2,885,373 of its common shares for $181,740, representing an average price of $62.96 per share. The Company funded the repurchases from the net proceeds of the sale of Cascade Mall and Northgate Mall (See Note 14—Dispositions), its share of the proceeds from the sale of an office building at Country Club Plaza (See Note 4—Investments in Unconsolidated Joint Ventures) and from borrowings under its line of credit.
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
As of June 30, 2017, $500,000 of the ATM Shares were available to be sold under the ATM Program. Actual future sales of the ATM Shares under the ATM Program will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. The ATM program will expire by its terms in August 2017.

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
On January 18, 2017, the Company sold Cascade Mall, a 589,000 square foot regional shopping center in Burlington, Washington; and Northgate Mall, a 750,000 square foot regional shopping center in San Rafael, California, in a combined transaction for $170,000, resulting in a gain on the sale of assets of $59,698. The proceeds were used to pay off the mortgage note payable on Northgate Mall and to repurchase shares of the Company's common stock under the 2017 Stock Buyback Program (See Note 12—Stockholders' Equity).

15.	Commitments and Contingencies:
The Company has certain properties that are subject to non-cancelable operating ground leases. The leases expire at various times through 2098, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. Ground lease rent expense was $2,592 and $2,406 for the three months ended June 30, 2017 and 2016, respectively, and $5,168 and $4,917 for the six months ended June 30, 2017 and 2016, respectively. No contingent rent was incurred during the three and six months ended June 30, 2017 or 2016.
As of June 30, 2017, the Company was contingently liable for $61,002 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreements. At June 30, 2017, the Company had $73,843 in outstanding obligations which it believes will be settled in the next twelve months.

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
The following are fees charged to unconsolidated joint ventures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Management fees	$4,685	$5,016	$9,165	$8,969
Development and leasing fees	2,721	4,236	7,991	7,197
	$7,406	$9,252	$17,156	$16,166
Certain mortgage notes on the properties are held by NML (See Note 8—Mortgage Notes Payable). Interest expense in connection with these notes was $2,181 and $2,256 for the three months ended June 30, 2017 and 2016, respectively, and $4,392 and $4,528 for the six months ended June 30, 2017 and 2016, respectively. Included in accounts payable and accrued expenses is interest payable on these notes of $726 and $736 at June 30, 2017 and December 31, 2016, respectively.
Due from (to) affiliates includes unreimbursed and/or prepaid costs and fees from unconsolidated joint ventures due to (from) the Management Companies. As of June 30, 2017 and December 31, 2016, the amounts due from (to) the unconsolidated joint ventures was $5,952 and $(6,809), respectively.
In addition, due from affiliates at June 30, 2017 and December 31, 2016 included a note receivable from RED/303 LLC ("RED") that bears interest at 5.25% and matures on May 30, 2021. Interest income earned on this note was $68 and $97 for the three months ended June 30, 2017 and 2016, respectively, and $138 and $214 for the six months ended June 30, 2017 and 2016, respectively. The balance on this note was $4,933 and $5,593 at June 30, 2017 and December 31, 2016, respectively. RED is considered a related party because it is a partner in a joint venture development project. The note is collateralized by RED's membership interest in the development project.
Also included in due from affiliates is a note receivable from Lennar Corporation that bears interest at LIBOR plus 2% and matures upon the completion of certain milestones in connection with the development of Fashion Outlets of San Francisco. Interest income earned on this note was $607 and $525 for the three months ended June 30, 2017 and 2016, respectively, and $1,218 and $1,046 for the six months ended June 30, 2017 and 2016, respectively. The balance on this note was $70,660 and $69,443 at June 30, 2017 and December 31, 2016, respectively. Lennar Corporation is considered a related party because it is a joint venture partner in Fashion Outlets of San Francisco.

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
On May 30, 2017, the Company granted 25,000 non-qualified stock options with a grant date fair value of $10.02 that will vest on May 30, 2019. The Company measured the value of each option awarded using the Black-Scholes Option Pricing Model based upon the following assumptions: volatility of 30.19%, dividend yield of 4.93%, risk free rate of 2.08%, current value of $57.55 and an expected term of 8 years.
On June 1, 2017, the Company granted 1,522 LTIP Units with a grant date fair value of $58.31 per LTIP Unit that will vest in equal annual installments over a service period ending May 29, 2020. Concurrently, the Company granted 6,714 market-indexed LTIP Units at a grant date fair value of $39.66 per LTIP Unit that vest over a service period ending May 29, 2020. The fair value of the market-indexed LTIP Units was estimated on the date of grant using a Monte Carlo Simulation model that assumed a risk free interest rate of 1.45% and an expected volatility of 21.40%.
The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
LTIP Units	$5,242	$5,149	$19,623	$22,548
Stock awards	—	—	—	20
Stock units	1,333	1,002	3,945	4,374
Stock options	15	4	19	8
Phantom stock units	183	194	360	798
	$6,773	$6,349	$23,947	$27,748

The Company capitalized share and unit-based compensation costs of $926 and $781 for the three months ended June 30, 2017 and 2016, respectively, and $4,295 and $5,740 for the six months ended June 30, 2017 and 2016, respectively. Unrecognized compensation costs of share and unit-based plans at June 30, 2017 consisted of $10,823 from LTIP Units, $5,545 from stock units, $242 from stock options and $560 from phantom stock units.
The following table summarizes the activity of the non-vested LTIP Units, phantom stock units and stock units:

	LTIP Units		Phantom Stock Units		Stock Units
	Units	Value(1)	Units	Value(1)	Units	Value(1)
Balance at January 1, 2017	322,572	$58.18	5,845	$81.47	148,428	$78.53
Granted	506,906	55.33	6,772	71.73	85,979	66.53
Vested	(134,742)	66.57	(5,268)	76.29	(78,573)	75.79
Balance at June 30, 2017	694,736	$54.48	7,349	$76.20	155,834	$73.28

(1) Value represents the weighted average grant date fair value.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
17. Share and Unit-Based Plans: (Continued)

The following table summarizes the activity of the stock appreciations rights ("SARs") and stock options outstanding:

	SARs		Stock Options
	Units	Value(1)	Units	Value(1)
Balance at January 1, 2017	284,146	$53.85	10,565	$56.77
Granted	—	—	25,000	57.55
Exercised	—	—	—	—
Balance at June 30, 2017	284,146	$53.85	35,565	$57.32

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
The income tax provision of the TRSs are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Current	$—	$—	$—	$—
Deferred	(437)	(514)	3,047	(1,831)
Income tax (expense) benefit	$(437)	$(514)	$3,047	$(1,831)
The net operating loss carryforwards are currently scheduled to expire through 2035, beginning in 2024. Net deferred tax assets of $47,833 and $38,301 were included in deferred charges and other assets, net at June 30, 2017 and December 31, 2016, respectively.
The tax years 2012 through 2016 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next twelve months.

19.	Subsequent Events:
On August 4, 2017, the Company announced a dividend/distribution of $0.71 per share for common stockholders and OP Unit holders of record on August 18, 2017. All dividends/distributions will be paid 100% in cash on September 7, 2017.

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
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P. (the "Operating Partnership"). As of June 30, 2017, the Operating Partnership owned or had an ownership interest in 48 regional shopping centers and seven community/power shopping centers aggregating approximately 54 million square feet of gross leasable area. These 55 regional and community/power shopping centers are referred to hereinafter as the "Centers," unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Management Companies.
The following discussion is based primarily on the consolidated financial statements of the Company for the three and six months ended June 30, 2017 and 2016. It compares the results of operations for the three months ended June 30, 2017 to the results of operations for the three months ended June 30, 2016. It also compares the results of operations and cash flows for the six months ended June 30, 2017 to the results of operations and cash flows for the six months ended June 30, 2016. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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
On March 1, 2016, the Company through a 50/50 joint venture, acquired Country Club Plaza, a 1,006,000 square foot regional shopping center in Kansas City, Missouri, for a purchase price of $660.0 million. The Company funded its pro rata share of $330.0 million with borrowings under its line of credit.
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
On March 16, 2017, the Company's joint venture in Kierland Commons replaced the existing loan on the property with a new $225.0 million loan that bears interest at an effective rate of 3.98% and matures on April 1, 2027. The Company used its share of the excess proceeds to pay down its line of credit and for general corporate purposes.
Redevelopment and Development Activities:
The Company's joint venture is proceeding with the development of Fashion Outlets of Philadelphia, a redevelopment of an 850,000 square foot shopping center in Philadelphia, Pennsylvania. The project is expected to be completed in 2018. The total cost of the project is estimated to be between $305.0 million and $365.0 million, with $152.5 million to $182.5 million estimated to be the Company's pro rata share. The Company has funded $89.0 million of the total $177.9 million incurred by the joint venture as of June 30, 2017.
The Company is currently in the process of redeveloping the 250,000 square foot former Sears store at Kings Plaza Shopping Center.  The Company expects to complete the project in 2018.  As of June 30, 2017, the Company has incurred $29.2 million in costs and anticipates the total cost of the project to be between $95.0 million and $100.0 million.
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
On February 12, 2017, the Company's Board of Directors authorized the repurchase of up to $500.0 million of its outstanding common shares as market conditions and the Company’s liquidity warrant. Repurchases may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including ASR transactions, or other methods of acquiring shares and pursuant to Rule 10b5-1 of the Securities Act of 1934, from time to time as permitted by securities laws and other legal requirements. During the period from February 12, 2017 to June 30, 2017, the Company repurchased a total of 2,885,373 of its common shares for $181.7 million, representing an average price of $62.96 per share. The Company funded the repurchases from the net proceeds of the sale of Cascade Mall and Northgate Mall (See "Acquisitions and Dispositions"), its share of the proceeds from the sale of an office building at Country Club Plaza (See "Acquisitions and Dispositions") and from borrowings under its line of credit.
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

Revenue Recognition:
Minimum rental revenues are recognized on a straight-line basis over the term of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight line rent adjustment." Currently, 52% of the Mall Store and Freestanding Store leases contain provisions for CPI rent increases periodically throughout the term of the lease. The Company believes that using an annual multiple of CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases. Percentage rents are recognized when the tenants' specified sales targets have been met. Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred. Other tenants pay a fixed rate and these tenant recoveries are recognized as revenues on a straight-line basis over the term of the related leases.
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
For the comparison of the three and six months ended June 30, 2017 to the three and six months ended June 30, 2016, the Redevelopment Properties are the expansion portion of Green Acres Mall, Paradise Valley Mall and Westside Pavilion.
For the comparison of the six months ended June 30, 2017 to the six months ended June 30, 2016, the Joint Venture Centers are Arrowhead Towne Center and the MAC Heitman Portfolio. The change in revenues and expenses at the Joint Venture Centers is primarily due to the conversion of Arrowhead Towne Center and the MAC Heitman Portfolio from consolidated Centers to unconsolidated joint ventures. There are no Joint Venture Centers for the three months ended June 30, 2017 and 2016.
For comparison of the three and six months ended June 30, 2017 to the three and six months ended June 30, 2016, the Disposition Properties are Cascade Mall, Northgate Mall, Flagstaff Mall and Capitola Mall.
Unconsolidated joint ventures are reflected using the equity method of accounting. The Company's pro rata share of the results from these Centers is reflected in the Consolidated Statements of Operations as equity in income of unconsolidated joint ventures.
The Company considers tenant annual sales per square foot (for tenants in place for a minimum of twelve months or longer and 10,000 square feet and under), occupancy rates (excluding large retail stores or "Anchors") and releasing spreads (i.e. a comparison of initial average base rent per square foot on leases executed during the trailing twelve months to average base rent per square foot at expiration for the leases expiring during the trailing twelve months based on the spaces 10,000 square feet and under) to be key performance indicators of the Company's internal growth.
Tenant sales per square foot increased from $626 for the twelve months ended June 30, 2016 to $646 for the twelve months ended June 30, 2017. Occupancy rate decreased from 95.0% at June 30, 2016 to 94.4% at June 30, 2017. Releasing spreads increased 18.5% for the twelve months ended June 30, 2017. These calculations exclude Centers under development or redevelopment and property dispositions (See "Acquisitions and Dispositions" and "Other Transactions and Events" in Management's Overview and Summary).

Releasing spreads remained positive as the Company was able to lease available space at higher average rents than the expiring rental rates, resulting in a releasing spread of $9.07 per square foot ($58.08 on new and renewal leases executed compared to $49.01 on leases expiring), representing an 18.5% increase for the trailing twelve months ended June 30, 2017. The Company expects that releasing spreads will continue to be positive for the remainder of 2017 as it renews or relets leases that are scheduled to expire. These leases that are scheduled to expire represent 0.9 million square feet of the Centers, accounting for 11.3% of the gross leasable area ("GLA") of Mall Stores and Freestanding Stores, for spaces 10,000 square feet and under, as of June 30, 2017.
During the trailing twelve months ended June 30, 2017, the Company signed 218 new leases and 372 renewal leases comprising approximately 1.1 million square feet of GLA, of which 0.8 million square feet related to the consolidated Centers. The annual initial average base rent for new and renewal leases was $58.08 per square foot for the trailing twelve months ended June 30, 2017 with an average tenant allowance of $17.38 per square foot.
Comparison of Three Months Ended June 30, 2017 and 2016
Revenues:
Minimum and percentage rents (collectively referred to as "rental revenue") increased by $0.1 million, or 0.1%, from 2016 to 2017. The increase in rental revenue is attributed to an increase of $7.5 million from the Same Centers offset in part by a decrease of $5.2 million from the Disposition Properties and $2.2 million from the Redevelopment Properties. Rental revenue includes the amortization of above and below-market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below-market leases decreased from $2.5 million in 2016 to $1.3 million in 2017. The amortization of straight-line rents increased from $1.6 million in 2016 to $2.7 million in 2017. Lease termination income increased from $5.3 million in 2016 to $8.4 million in 2017. The increase in rental revenue at the Same Centers is primarily due to an increase in lease termination income and an increase in leasing spreads.
Tenant recoveries decreased $7.0 million, or 9.2%, from 2016 to 2017. This decrease in tenant recoveries is attributed to a decrease of $3.6 million from the Same Centers, $2.4 million from the Disposition Properties and $1.0 million from the Redevelopment Properties.
Management Companies' revenue decreased from $11.3 million in 2016 to $10.0 million in 2017. The decrease in Management Companies' revenue is primarily due to a decrease in development fees from joint ventures.
Shopping Center and Operating Expenses:
Shopping center and operating expenses decreased $2.9 million, or 3.9%, from 2016 to 2017. The decrease in shopping center and operating expenses is attributed to a decrease of $3.0 million from the Disposition Properties and $0.4 million from the Same Centers offset in part by an increase of $0.5 million from the Redevelopment Properties.
Management Companies' Operating Expenses:
Management Companies' operating expenses increased $1.9 million from 2016 to 2017 as a result of the conversion of Arrowhead Towne Center and the MAC Heitman Portfolio from consolidated centers to unconsolidated joint ventures in 2016 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
REIT General and Administrative Expenses:
REIT general and administrative expenses decreased by $0.2 million from 2016 to 2017.
Depreciation and Amortization:
Depreciation and amortization decreased $1.9 million from 2016 to 2017. The decrease in depreciation and amortization is attributed to a decrease of $2.7 million from the Disposition Properties and $0.6 million from the Same Centers offset in part by an increase of $1.4 million from the Redevelopment Properties.
Interest Expense:
Interest expense increased $1.1 million from 2016 to 2017. The increase in interest expense is attributed to an increase of $1.4 million in interest expense from borrowings under the Company's line of credit, $0.6 million from the Same Centers and $0.4 million from the Redevelopment Properties offset in part by a decrease of $1.3 million from the Disposition Properties.
The above interest expense items are net of capitalized interest, which increased from $2.6 million in 2016 to $3.3 million in 2017.

Equity in Income of Unconsolidated Joint Ventures:
Equity in income of unconsolidated joint ventures increased $2.3 million from 2016 to 2017.
(Loss) Gain on Sale or Write Down of Assets, net:
The change in (loss) gain on sale or write down of assets, net was a change of $11.4 million, resulting from a gain of $10.9 million in 2016 and a loss of $0.5 million in 2017. The change is primarily due to the gain on the sale of Capitola Mall of $24.9 million in 2016 (See "Acquisitions and Dispositions" in Management's Overview and Summary) offset in part by an impairment loss of $7.2 million in 2016 and a loss on the sale of a former Mervyn's store of $3.1 million in 2016.
Net Income:
Net income decreased $20.4 million from 2016 to 2017 primarily due to the $11.4 million change in (loss) gain on sale of assets and the impact of the Disposition Properties as discussed above (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted decreased 7.3% from $160.3 million in 2016 to $148.6 million in 2017. For a reconciliation of FFO attributable to common stockholders and unit holders and FFO attributable to common stockholders and unit holders—diluted to net income attributable to the Company, the most directly comparable GAAP financial measure, see "Funds From Operations ("FFO")" below.
Comparison of Six Months Ended June 30, 2017 and 2016
Revenues:
Rental revenue decreased by $6.5 million, or 2.1%, from 2016 to 2017. The decrease in rental revenue is attributed to a decrease of $10.8 million from the Disposition Properties, $3.1 million from the Joint Venture Centers and $2.7 million from the Redevelopment Properties offset in part by an increase of $10.1 million from the Same Centers. The amortization of above and below-market leases decreased from $4.2 million in 2016 to $1.1 million in 2017. The amortization of straight-line rents increased from $2.5 million in 2016 to $4.5 million in 2017. Lease termination income increased from $7.8 million in 2016 to $10.4 million in 2017. The increase in rental revenue at the Same Centers is primarily due to an increase in lease termination income and an increase in leasing spreads.
Tenant recoveries decreased $14.8 million, or 9.5%, from 2016 to 2017. The decrease in tenant recoveries is attributed to a decrease of $6.8 million from the Same Centers, $4.9 million from the Disposition Properties, $1.6 million from the Joint Venture Centers and $1.5 million from the Redevelopment Properties.
Management Companies' revenue increased from $19.9 million in 2016 to $21.9 million in 2017. The increase in Management Companies' revenue is due to an increase in development and leasing fees from joint ventures.
Shopping Center and Operating Expenses:
Shopping center and operating expenses decreased $6.3 million, or 4.1%, from 2016 to 2017. The decrease in shopping center and operating expenses is attributed to a decrease of $6.3 million from the Disposition Properties, $0.8 million from the Joint Venture Centers and $0.7 million from the Same Centers offset in part by an increase of $1.5 million from the Redevelopment Properties.
Management Companies' Operating Expenses:
Management Companies' operating expenses increased $2.5 million from 2016 to 2017.
REIT General and Administrative Expenses:
REIT general and administrative expenses decreased by $0.4 million from 2016 to 2017.

Depreciation and Amortization:
Depreciation and amortization decreased $5.8 million from 2016 to 2017. The decrease in depreciation and amortization is attributed to a decrease of $6.1 million from the Disposition Properties, $1.5 million from the Joint Venture Centers and $1.3 million from the Same Centers offset in part by an increase of $3.1 million from the Redevelopment Properties.
Interest Expense:
Interest expense increased $2.7 million from 2016 to 2017. The increase in interest expense was attributed to an increase of $3.5 million in interest expense from borrowings under the Company's line of credit, $2.6 million from the Same Centers and $0.1 million from the Redevelopment Properties offset in part by a decrease of $2.6 million from the Disposition Properties and $0.9 million from the Joint Venture Centers.
The above interest expense items are net of capitalized interest, which increased from $4.9 million in 2016 to $6.0 million in 2017.
Loss on Extinguishment of Debt, net:
Loss on extinguishment of debt, net in 2016 consists of $3.6 million on the early extinguishment of debt on Arrowhead Towne Center (See “Financing Activity” in Management’s Overview and Summary) with no comparable expense in 2017.
Equity in Income of Unconsolidated Joint Ventures:
Equity in income of unconsolidated joint ventures increased $6.5 million from 2016 to 2017. The increase is primarily due to the conversion of Arrowhead Towne Center and the MAC Heitman Portfolio from consolidated Centers to unconsolidated joint ventures in 2016 (See "Acquisitions and Dispositions" in Management's Overview and Summary) and the Company's share of the gain on sale of assets at Country Club Plaza in 2017 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Gain on Sale or Write Down of Assets, net:
The gain on sale or write down of assets, net decreased $396.3 million from 2016 to 2017. The decrease is primarily due to the gain on the sale of a 49% interest in the MAC Heitman Portfolio of $340.7 million in 2016, the gain on the sale of a 40% interest in Arrowhead Towne Center of $101.6 million in 2016 and the gain of $24.9 million on the sale of Capitola Mall in 2016 offset in part by the gain of $59.7 million on the sale of Cascade Mall and Northgate Mall in 2017 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Net Income:
Net income decreased $396.9 million from 2016 to 2017. The decrease is primarily attributed to the decrease in the gain on sale or write down of assets of $396.3 million as discussed above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted decreased 6.4% from $301.4 million in 2016 to $282.2 million in 2017. For a reconciliation of FFO attributable to common stockholders and unit holders and FFO attributable to common stockholders and unit holders—diluted to net income attributable to the Company, the most directly comparable GAAP financial measure, see "Funds From Operations ("FFO")" below.
Operating Activities:
Cash provided by operating activities decreased from $219.7 million in 2016 to $190.2 million in 2017. The decrease is primarily due to the changes in assets and liabilities and the results as discussed above.
Investing Activities:
Cash provided by investing activities decreased $294.4 million from 2016 to 2017. The decrease in cash provided by investing activities is primarily attributed to a decrease in cash proceeds from the sale of assets of $528.1 million and a decrease in distributions from unconsolidated joint ventures of $138.2 million offset in part by a decrease in contributions to unconsolidated joint ventures of $331.6 million and a decrease in development, redevelopment and renovation costs of $47.0 million.

The decrease in cash proceeds from the sale of assets is attributed to the sales of ownership interests in Arrowhead Towne Center and the MAC Heitman Portfolio in 2016 and the sale of Capitola Mall in 2016 offset in part by the sale of Cascade Mall and Northgate Mall in 2017 (See "Acquisitions and Dispositions" in Management's Overview and Summary). The decrease in contributions to unconsolidated joint ventures is primarily due to the acquisition of the 50% ownership interest in Country Club Plaza in 2016 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Financing Activities:
Cash used in financing activities decreased $330.3 million from 2016 to 2017. The decrease in cash used in financing activities is primarily due to a decrease in payments on mortgages, bank and other notes payable of $1.7 billion, a decrease in the repurchases of the Company's common stock of $618.3 million (See "Other Transactions" in Management's Overview and Summary) and a decrease in cash dividends and distributions of $341.7 million offset in part by a decrease in proceeds from mortgages, bank and other notes payable of $2.3 billion.
Liquidity and Capital Resources
The Company anticipates meeting its liquidity needs for its operating expenses, debt service and dividend requirements for the next twelve months through cash generated from operations, working capital reserves and/or borrowings under its unsecured line of credit. The following tables summarize capital expenditures incurred at the Centers (at the Company's pro rata share):

	For the Six Months Ended June 30,
(Dollars in thousands)	2017	2016
Consolidated Centers:
Acquisitions of property and equipment	$15,649	$14,267
Development, redevelopment, expansion and renovation of Centers	54,939	72,783
Tenant allowances	5,168	7,823
Deferred leasing charges	12,376	12,851
	$88,132	$107,724
Joint Venture Centers:
Acquisitions of property and equipment	$3,658	$331,976
Development, redevelopment, expansion and renovation of Centers	61,495	52,354
Tenant allowances	2,010	4,677
Deferred leasing charges	3,723	3,890
	$70,886	$392,897
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
The capital and credit markets can fluctuate and, at times, limit access to debt and equity financing for companies. As demonstrated by the Company's recent activity as discussed below, the Company has been able to access capital; however, there is no assurance the Company will be able to do so in future periods or on similar terms and conditions. Many factors impact the Company's ability to access capital, such as its overall debt level, interest rates, interest coverage ratios and prevailing market conditions. In the event that the Company has significant tenant defaults as a result of the overall economy and general market conditions, the Company could have a decrease in cash flow from operations, which could result in increased borrowings under its line of credit. These events could result in an increase in the Company's proportion of floating rate debt, which would cause it to be subject to interest rate fluctuations in the future.
The Company has an equity distribution agreement with a number of sales agents (the "ATM Program") to issue and sell, from time to time, shares of common stock, par value $0.01 per share, having an aggregate offering price of up to $500 million (the “ATM Shares”). Sales of the ATM Shares can be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering, which includes sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange. The Company did not sell any shares under the ATM Program during the six months ended ended June 30, 2017.
As of June 30, 2017, $500 million of the ATM Shares were available to be sold under the ATM Program. Actual future sales of the ATM Shares will depend upon a variety of factors including but not limited to market conditions, the trading price of the Company's common stock and the Company's capital needs. The ATM program will expire by its terms in August 2017.
The Company's total outstanding loan indebtedness at June 30, 2017 was $7.6 billion (consisting of $5.0 billion of consolidated debt, less $230.3 million of noncontrolling interests, plus $2.9 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand.
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
The Company has a $1.5 billion revolving line of credit facility that bears interest at LIBOR plus a spread of 1.30% to 1.90%, depending on the Company's overall leverage level, and matures on July 6, 2020 with a one-year extension option. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2.0 billion. All obligations under the facility are unconditionally guaranteed only by the Company. Based on the Company's leverage level as of June 30, 2017, the borrowing rate on the facility was LIBOR plus 1.45%. At June 30, 2017, total borrowings under the line of credit were $1.0 billion less unamortized deferred finance costs of $8.8 million with a total interest rate of 2.68%.
Cash dividends and distributions for the six months ended June 30, 2017 were $219.9 million. A total of $190.2 million was funded by operations. The remaining $29.7 million was funded from distributions from unconsolidated joint ventures, which were included in the cash flows from investing activities section of the Company's Consolidated Statement of Cash Flows.
At June 30, 2017, the Company was in compliance with all applicable loan covenants under its agreements.
At June 30, 2017, the Company had cash and cash equivalents of $87.1 million.
Off-Balance Sheet Arrangements:
The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the consolidated balance sheets of the Company as investments in unconsolidated joint ventures.
Additionally, as of June 30, 2017, the Company was contingently liable for $61.0 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Contractual Obligations:
The following is a schedule of contractual obligations as of June 30, 2017 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)(1)	$5,798,697	$600,074	$1,078,282	$2,644,950	$1,475,391
Operating lease obligations(2)	260,995	12,360	18,748	17,587	212,300
Purchase obligations(2)	73,843	73,843	—	—	—
Other long-term liabilities	304,398	256,233	6,037	11,428	30,700
	$6,437,933	$942,510	$1,103,067	$2,673,965	$1,718,391
_______________________________________________________________________________

(1)	Interest payments on floating rate debt were based on rates in effect at June 30, 2017.

(2)	See Note 15—Commitments and Contingencies in the Company's Notes to Consolidated Financial Statements.

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

Funds From Operations ("FFO") (Continued)
The following reconciles net income attributable to the Company to FFO and FFO-diluted for the three and six months ended June 30, 2017 and 2016 (dollars and shares in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to the Company	$26,638	$45,222	$95,881	$466,137
Adjustments to reconcile net income attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted:
Noncontrolling interests in the Operating Partnership	1,987	3,810	7,095	33,795
Loss (gain) on sale or write down of assets, net—consolidated assets	477	(10,915)	(49,088)	(445,371)
Add: gain on sale of undepreciated assets—consolidated assets	—	225	—	2,637
Less: loss on write-down of non-real estate assets—consolidated assets	—	—	(10,138)	—
(Gain) loss on sale or write down of assets— unconsolidated joint ventures, net(1)	—	(2)	(2,269)	2
Add: gain (loss) on sale of undepreciated assets—unconsolidated joint ventures(1)	—	2	660	(2)
Depreciation and amortization—consolidated assets	83,243	85,190	166,316	172,121
Less: noncontrolling interests in depreciation and amortization—consolidated assets	(3,715)	(3,731)	(7,608)	(7,425)
Depreciation and amortization—unconsolidated joint ventures(1)	43,450	43,640	88,215	85,516
Less: depreciation on personal property	(3,446)	(3,093)	(6,827)	(6,033)
FFO attributable to common stockholders and unit holders—basic and diluted	148,634	160,348	282,237	301,377
Loss on extinguishment of debt, net—consolidated assets	—	—	—	3,575
FFO attributable to common stockholders and unit holders excluding extinguishment of debt, net—diluted	$148,634	$160,348	$282,237	$304,952
Weighted average number of FFO shares outstanding for:
FFO attributable to common stockholders and unit holders—basic (2)	152,221	157,477	153,199	160,141
Adjustments for impact of dilutive securities in computing FFO-diluted:
Share and unit based compensation plans	33	125	47	145
FFO attributable to common stockholders and unit holders—diluted (3)	152,254	157,602	153,246	160,286

(1)	Unconsolidated joint ventures are presented at the Company's pro rata share.

(2)
Calculated based upon basic net income as adjusted to reach basic FFO. Includes 10.5 million and 10.8 million OP Units for the three months ended June 30, 2017 and 2016, respectively, and 10.6 million and 10.8 million OP Units for the six months ended June 30, 2017 and 2016, respectively.

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
The following table sets forth information as of June 30, 2017 concerning the Company's long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the twelve months ended June 30,
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long-term debt:
Fixed rate	$580,647	$171,649	$670,813	$592,845	$364,404	$1,422,971	$3,803,329	$3,824,074
Average interest rate	3.35%	3.43%	3.74%	4.47%	4.13%	3.68%	3.80%
Floating rate	—	—	200,000	—	1,000,000	—	1,200,000	1,180,012
Average interest rate	—%	—%	2.44%	—%	2.68%	—%	2.64%
Total debt—Consolidated Centers	$580,647	$171,649	$870,813	$592,845	$1,364,404	$1,422,971	$5,003,329	$5,004,086
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long-term debt (at Company's pro rata share):
Fixed rate	$28,020	$29,547	$36,500	$148,844	$45,795	$2,471,876	$2,760,582	$2,776,438
Average interest rate	3.66%	3.67%	3.68%	3.05%	3.80%	3.86%	3.81%
Floating rate	334	9,363	10,154	38,243	15,000	33,750	106,844	101,958
Average interest rate	2.69%	2.93%	3.06%	2.86%	2.25%	2.25%	2.60%
Total debt—Unconsolidated Joint Venture Centers	$28,354	$38,910	$46,654	$187,087	$60,795	$2,505,626	$2,867,426	$2,878,396
The consolidated Centers' total fixed rate debt at June 30, 2017 and December 31, 2016 was $3.8 billion. The average interest rate on such fixed rate debt at June 30, 2017 and December 31, 2016 was 3.80%. The consolidated Centers' total floating rate debt at June 30, 2017 and December 31, 2016 was $1.2 billion and $1.1 billion, respectively. The average interest rate on such floating rate debt at June 30, 2017 and December 31, 2016 was 2.64% and 2.47%, respectively.
The Company's pro rata share of the unconsolidated joint venture Centers' fixed rate debt at June 30, 2017 and December 31, 2016 was $2.8 billion and $2.7 billion, respectively. The average interest rate on such fixed rate debt at June 30, 2017 and December 31, 2016 was 3.81%, and 3.80% respectively. The Company's pro rata share of the unconsolidated joint venture Centers' floating rate debt at June 30, 2017 and December 31, 2016 was $106.8 million and $169.9 million, respectively. The average interest rate on such floating rate debt at June 30, 2017 and December 31, 2016 was 2.60% and 2.44%, respectively.
In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $13.1 million per year based on $1.3 billion of floating rate debt outstanding at June 30, 2017.
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
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of June 30, 2017, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
On April 4, 2017, the Company, as general partner of the Operating Partnership, issued 1,000 shares of common stock of the Company upon the redemption of 1,000 OP Units by a limited partner of the Operating Partnership. These shares of common stock were issued in a private placement to the limited partner, who is an accredited investor pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2017 to April 30, 2017	—		$—	—		$358,968,301
May 1, 2017 to May 31, 2017	646,194	(2)	59.24	646,194	(2)	$320,690,819
June 1, 2017 to June 30, 2017	41,300	(3)	56.83	41,300	(3)	$318,343,926
	687,494		$59.09	687,494

(1)	The average price paid per share is calculated on a trade date basis.

(2)
On February 12, 2017, the Company's Board of Directors authorized the repurchase of up to $500.0 million of the Company's outstanding common shares from time to time as market conditions warrant. During the period from May 1, 2017 to May 31, 2017, the Company repurchased a total of 646,194 of its common shares in a series of transactions for approximately $38.3 million, representing an average price of $59.24 per share. The Company funded the repurchases from the net proceeds of the sale of Cascade Mall and Northgate Mall (See "Acquisitions and Dispositions" in Management's Overview and Summary), its share of the proceeds from the sale of an office building at Country Club Plaza (See "Acquisitions and Dispositions" in Management's Overview and Summary) and from borrowing under its line of credit.

(3)
During the period from June 1, 2017 to June 30, 2017, the Company repurchased a total of 41,300 of its common shares in a series of transactions for approximately $2.3 million, representing an average price of $56.83 per share. The Company funded the repurchases from the net proceeds of the sale of Cascade Mall and Northgate Mall (See "Acquisitions and Dispositions" in Management's Overview and Summary), its share of the proceeds from the sale of an office building at Country Club Plaza (See "Acquisitions and Dispositions" in Management's Overview and Summary) and from borrowing under its line of credit.

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

3.2	Amended and Restated Bylaws of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date April 21, 2016).
31.1	Section 302 Certification of Arthur Coppola, Chief Executive Officer
31.2	Section 302 Certification of Thomas O'Hern, Chief Financial Officer
32.1*	Section 906 Certifications of Arthur Coppola and Thomas O'Hern
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Furnished herewith.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MACERICH COMPANY
		By:	/s/ THOMAS E. O'HERN
Thomas E. O'Hern
Senior Executive Vice President and Chief Financial Officer
Date:	August 7, 2017		(Principal Financial Officer)