Form 10-Q
period 2017-09-30
MACERICH CO
filed 2017-11-03
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
YES ☐       NO ☒
Number of shares outstanding as of November 2, 2017 of the registrant's common stock, par value $0.01 per share: 140,772,872 shares

THE MACERICH COMPANY
FORM 10-Q

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS:
Property, net	$7,164,649	$7,357,310
Cash and cash equivalents	71,088	94,046
Restricted cash	50,736	49,951
Tenant and other receivables, net	111,153	136,998
Deferred charges and other assets, net	439,495	478,058
Due from affiliates	81,184	68,227
Investments in unconsolidated joint ventures	1,688,606	1,773,558
Total assets	$9,606,911	$9,958,148
LIABILITIES AND EQUITY:
Mortgage notes payable:
Related parties	$172,810	$176,442
Others	3,910,864	3,908,976
Total	4,083,674	4,085,418
Bank and other notes payable	966,757	880,482
Accounts payable and accrued expenses	69,617	61,316
Other accrued liabilities	302,082	366,165
Distributions in excess of investments in unconsolidated joint ventures	88,569	78,626
Co-venture obligation	59,118	58,973
Total liabilities	5,569,817	5,530,980
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 140,918,189 and 143,985,036 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1,409	1,440
Additional paid-in capital	4,503,670	4,593,229
Accumulated deficit	(758,758)	(488,782)
Total stockholders' equity	3,746,321	4,105,887
Noncontrolling interests	290,773	321,281
Total equity	4,037,094	4,427,168
Total liabilities and equity	$9,606,911	$9,958,148
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Minimum rents	$144,991	$154,018	$443,439	$457,514
Percentage rents	2,806	3,871	6,784	9,279
Tenant recoveries	72,897	74,447	214,257	230,568
Other	11,701	12,048	40,484	42,985
Management Companies	10,056	8,983	31,955	28,925
Total revenues	242,451	253,367	736,919	769,271
Expenses:
Shopping center and operating expenses	75,598	76,310	222,527	229,544
Management Companies' operating expenses	22,046	23,285	76,779	75,484
REIT general and administrative expenses	5,287	6,930	21,208	23,240
Depreciation and amortization	83,147	86,976	249,463	259,097
	186,078	193,501	569,977	587,365
Interest expense:
Related parties	2,175	2,224	6,567	6,752
Other	41,090	37,759	120,320	114,202
	43,265	39,983	126,887	120,954
Gain on extinguishment of debt, net	—	(5,284)	—	(1,709)
Total expenses	229,343	228,200	696,864	706,610
Equity in income of unconsolidated joint ventures	23,993	11,261	56,772	37,537
Co-venture expense	(3,150)	(3,006)	(11,150)	(9,507)
Income tax (expense) benefit	(2,869)	(905)	178	(2,736)
(Loss) gain on sale or write down of assets, net	(11,854)	(19,321)	37,234	426,050
Net income	19,228	13,196	123,089	514,005
Less net income (loss) attributable to noncontrolling interests	1,730	(534)	9,710	34,138
Net income attributable to the Company	$17,498	$13,730	$113,379	$479,867
Earnings per common share—net income attributable to common stockholders:
Basic	$0.12	$0.09	$0.79	$3.25
Diluted	$0.12	$0.09	$0.79	$3.25
Weighted average number of common shares outstanding:
Basic	141,299,000	143,923,000	142,188,000	147,504,000
Diluted	141,310,000	144,036,000	142,223,000	147,630,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENT OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value				Noncontrolling Interests	Total Equity
Balance at January 1, 2017	143,985,036	$1,440	$4,593,229	$(488,782)	$4,105,887	$321,281	$4,427,168
Net income	—	—	—	113,379	113,379	9,710	123,089
Cumulative effect of adoption of ASU 2016-09	—	—	—	6,484	6,484	—	6,484
Amortization of share and unit-based plans	87,632	1	30,436	—	30,437	—	30,437
Employee stock purchases	20,443	—	986	—	986	—	986
Stock repurchases	(3,627,390)	(36)	(135,176)	(86,216)	(221,428)	—	(221,428)
Distributions declared ($2.13) per share	—	—	—	(303,623)	(303,623)	—	(303,623)
Distributions to noncontrolling interests	—	—	—	—	—	(25,110)	(25,110)
Conversion of noncontrolling interests to common shares	452,468	4	15,191	—	15,195	(15,195)	—
Redemption of noncontrolling interests	—	—	(608)	—	(608)	(301)	(909)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(388)	—	(388)	388	—
Balance at September 30, 2017	140,918,189	$1,409	$4,503,670	$(758,758)	$3,746,321	$290,773	$4,037,094
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$123,089	$514,005
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on early extinguishment of debt, net	—	(1,709)
Gain on sale or write down of assets, net	(37,234)	(426,050)
Depreciation and amortization	253,793	263,514
Amortization of net premium on mortgage notes payable	(2,799)	(3,082)
Amortization of share and unit-based plans	25,159	27,643
Straight-line rent adjustment	(7,502)	(3,449)
Amortization of above and below-market leases	(408)	(9,115)
Provision for doubtful accounts	3,806	2,460
Income tax (benefit) expense	(178)	2,736
Equity in income of unconsolidated joint ventures	(56,772)	(37,537)
Distributions of income from unconsolidated joint ventures	—	5,607
Co-venture expense	11,150	9,507
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables	838	2,370
Other assets	11,743	(6,100)
Due from affiliates	(13,004)	14,729
Accounts payable and accrued expenses	11,263	(6,459)
Other accrued liabilities	(23,094)	(17,983)
Net cash provided by operating activities	299,850	331,087
Cash flows from investing activities:
Development, redevelopment, expansion and renovation of properties	(90,758)	(153,131)
Property improvements	(34,425)	(24,638)
Proceeds from repayment of notes receivable	628	3,361
Deferred leasing costs	(25,045)	(21,326)
Distributions from unconsolidated joint ventures	226,152	411,405
Contributions to unconsolidated joint ventures	(80,332)	(404,283)
Proceeds from sale of assets	168,471	696,716
Restricted cash	(785)	(13,978)
Net cash provided by investing activities	163,906	494,126

THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands) (Unaudited)
	For the Nine Months Ended September 30,
	2017	2016
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	510,000	2,716,138
Payments on mortgages, bank and other notes payable	(424,439)	(2,024,965)
Deferred financing costs	(2,586)	(8,822)
Payment of finance deposits	(8,600)	(7,200)
Proceeds from share and unit-based plans	986	834
Payment of debt extinguishment costs	—	(12,028)
Stock repurchases	(221,428)	(800,018)
Redemption of noncontrolling interests	(909)	(30)
Settlement of contingent consideration	—	(10,012)
Dividends and distributions	(328,733)	(667,785)
Distributions to co-venture partner	(11,005)	(13,654)
Net cash used in financing activities	(486,714)	(827,542)
Net decrease in cash and cash equivalents	(22,958)	(2,329)
Cash and cash equivalents, beginning of period	94,046	86,510
Cash and cash equivalents, end of period	$71,088	$84,181
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$124,686	$113,187
Non-cash investing and financing transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$30,706	$29,777
Mortgage notes payable assumed in exchange for investments in unconsolidated joint ventures	$—	$997,695
Mortgage note payable settled by deed-in-lieu of foreclosure	$—	$37,000
Conversion of Operating Partnership Units to common stock	$15,195	$10,720
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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of September 30, 2017, the Company was the sole general partner of and held a 93% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
The Operating Partnership's VIEs included the following assets and liabilities:

	September 30, 2017	December 31, 2016
Assets:
Property, net	$300,149	$307,582
Other assets	70,881	68,863
Total assets	$371,030	$376,445
Liabilities:
Mortgage notes payable	$130,403	$133,245
Other liabilities	77,272	75,913
Total liabilities	$207,675	$209,158
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
Recent Accounting Pronouncements:
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-09, “Revenue From Contracts With Customers,” which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. ASU 2014-09 is effective for the Company beginning January 1, 2018, with early adoption permitted beginning January 1, 2017. The Company has evaluated each of its revenue streams and related accounting policies under the standard. The standard will initially apply to the Company's recognition of management companies and other revenues. This standard will not apply to the Company's recognition of tenant recoveries until January 1, 2019, when it adopts ASU 2016-02, "Leases (Topic 842)", as discussed below. Upon adoption of the standard, the Company has determined that the pattern of revenue recognition for management companies and other revenues will not change. Additionally, the Company will account for its joint venture in Chandler Fashion Center and Freehold Raceway Mall (See Note 10—Co-Venture Arrangement) as a financing arrangement. As a result, the Company will replace the co-venture obligation on its consolidated balance sheet with a financing arrangement liability. The financing arrangement liability will be recorded at fair value upon adoption with any subsequent changes in fair value recognized as interest expense in its consolidated statements of operations.
In February 2016, the FASB issued ASU 2016-02, which sets out principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under existing standards, certain of these costs are capitalizable and therefore this new standard may result in certain of these costs being expensed as incurred after adoption. Additionally, under the standard, certain common area maintenance recoveries must be accounted for as a non-lease component. The Company will evaluate whether bifurcating common area maintenance will affect the timing or recognition of such revenues.
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
(Dollars in thousands, except per share amounts)
(Unaudited)
2. Summary of Significant Accounting Policies: (Continued)

Recent Accounting Pronouncements: (Continued)
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash flows (Topic 230)," which amended the accounting for the statement of cash flows by providing guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company's adoption of this standard on January 1, 2017 resulted in the reclassification of $12,028 of debt extinguishment costs from operating activities to financing activities on its consolidated statement of cash flows for the nine months ended September 30, 2016.
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
The following table reconciles the numerator and denominator used in the computation of EPS for the three and nine months ended September 30, 2017 and 2016 (shares in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator
Net income	$19,228	$13,196	$123,089	$514,005
Net income attributable to noncontrolling interests	(1,730)	534	(9,710)	(34,138)
Net income attributable to the Company	17,498	13,730	113,379	479,867
Allocation of earnings to participating securities	(193)	(170)	(567)	(586)
Numerator for basic and diluted EPS—net income attributable to common stockholders	$17,305	$13,560	$112,812	$479,281
Denominator
Denominator for basic EPS—weighted average number of common shares outstanding	141,299	143,923	142,188	147,504
Effect of dilutive securities(1):
Share and unit-based compensation plans	11	113	35	126
Denominator for diluted EPS—weighted average number of common shares outstanding	141,310	144,036	142,223	147,630
Earnings per common share—net income attributable to common stockholders:
Basic	$0.12	$0.09	$0.79	$3.25
Diluted	$0.12	$0.09	$0.79	$3.25

(1)
Diluted EPS excludes 90,619 and 138,759 convertible preferred partnership units for the three months ended September 30, 2017 and 2016, respectively, and 90,619 and 138,759 convertible preferred partnership units for the nine months ended September 30, 2017 and 2016, respectively, as their impact was antidilutive.

Diluted EPS excludes 10,324,376 and 10,666,565 Operating Partnership units ("OP Units") for the three months ended September 30, 2017 and 2016, respectively, and 10,479,806 and 10,773,029 OP Units for the nine months ended September 30, 2017 and 2016, respectively, as their impact was antidilutive.

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
On March 1, 2016, the Company, through a 50/50 joint venture, acquired Country Club Plaza, a 1,001,000 square foot regional shopping center in Kansas City, Missouri, for a purchase price of $660,000. The Company funded its pro rata share of the purchase price of $330,000 from borrowings under its line of credit. On March 28, 2016, the joint venture placed a $320,000 loan on the property that bears interest at an effective rate of 3.88% and matures on April 1, 2026. The Company used its pro rata share of the proceeds to pay down its line of credit and for general corporate purposes.
On March 17, 2017, the Company's joint venture in Country Club Plaza sold an office building for $78,000, resulting in a gain on sale of assets of $4,580. The Company's pro rata share of the gain on the sale of assets of $2,290 was included in equity in income from joint ventures. The Company used its share of the proceeds to fund repurchases under the 2017 Stock Buyback Program (See Note 12—Stockholders' Equity).
On September 18, 2017, the Company's joint venture in Fashion District Philadelphia sold an office building for $61,500, resulting in a gain on sale of assets of $13,426. The Company's pro rata share of the gain on the sale of assets of $6,713 was included in equity in income from joint ventures. The Company used its share of the proceeds to fund repurchases under the 2017 Stock Buyback Program (See Note 12—Stockholders' Equity).

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	September 30, 2017	December 31, 2016
Assets(1):
Property, net	$9,058,868	$9,176,642
Other assets	655,905	614,607
Total assets	$9,714,773	$9,791,249
Liabilities and partners' capital(1):
Mortgage and other notes payable(2)	$5,311,238	$5,224,713
Other liabilities	438,235	403,369
Company's capital	2,166,954	2,279,819
Outside partners' capital	1,798,346	1,883,348
Total liabilities and partners' capital	$9,714,773	$9,791,249
Investments in unconsolidated joint ventures:
Company's capital	$2,166,954	$2,279,819
Basis adjustment(3)	(566,917)	(584,887)
	$1,600,037	$1,694,932

Assets—Investments in unconsolidated joint ventures	$1,688,606	$1,773,558
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(88,569)	(78,626)
	$1,600,037	$1,694,932

(1)
These amounts include the assets of $3,120,534 and $3,179,255 of Pacific Premier Retail LLC (the "PPR Portfolio") as of September 30, 2017 and December 31, 2016, respectively, and liabilities of $1,878,719 and $1,887,952 of the PPR Portfolio as of September 30, 2017 and December 31, 2016, respectively.

(2)
Included in mortgage and other notes payable are amounts due to an affiliate of Northwestern Mutual Life ("NML") of $484,716 and $265,863 as of September 30, 2017 and December 31, 2016, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates—Broadway Plaza. Interest expense on these borrowings was $4,903 and $2,775 for the three months ended September 30, 2017 and 2016, respectively, and $12,992 and $14,133 for the nine months ended September 30, 2017 and 2016, respectively.

(3)
The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $4,227 and $4,988 for the three months ended September 30, 2017 and 2016, respectively, and $12,451 and $14,114 for the nine months ended September 30, 2017 and 2016, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	PPR Portfolio	Other Joint Ventures	Total
Three Months Ended September 30, 2017
Revenues:
Minimum rents	$35,052	$123,663	$158,715
Percentage rents	903	3,953	4,856
Tenant recoveries	12,015	47,841	59,856
Other	1,713	12,329	14,042
Total revenues	49,683	187,786	237,469
Expenses:
Shopping center and operating expenses	10,591	60,394	70,985
Interest expense	16,890	33,214	50,104
Depreciation and amortization	25,449	62,958	88,407
Total operating expenses	52,930	156,566	209,496
Gain on sale or write down of assets, net	—	13,426	13,426
Net (loss) income	$(3,247)	$44,646	$41,399
Company's equity in net income	$620	$23,373	$23,993
Three Months Ended September 30, 2016
Revenues:
Minimum rents	$33,332	$121,109	$154,441
Percentage rents	1,117	4,228	5,345
Tenant recoveries	11,933	48,540	60,473
Other	987	11,697	12,684
Total revenues	47,369	185,574	232,943
Expenses:
Shopping center and operating expenses	9,897	61,335	71,232
Interest expense	16,688	32,126	48,814
Depreciation and amortization	27,091	70,030	97,121
Total operating expenses	53,676	163,491	217,167
Loss on sale or write down of assets, net	—	(343)	(343)
Net (loss) income	$(6,307)	$21,740	$15,433
Company's equity in net (loss) income	$(871)	$12,132	$11,261

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

	PPR Portfolio	Other Joint Ventures	Total
Nine Months Ended September 30, 2017
Revenues:
Minimum rents	$100,633	$373,931	$474,564
Percentage rents	1,854	7,817	9,671
Tenant recoveries	34,827	141,875	176,702
Other	4,141	36,857	40,998
Total revenues	141,455	560,480	701,935
Expenses:
Shopping center and operating expenses	30,062	181,475	211,537
Interest expense	50,291	98,469	148,760
Depreciation and amortization	76,527	187,927	264,454
Total operating expenses	156,880	467,871	624,751
(Loss) gain on sale or write down of assets, net	(35)	18,005	17,970
Net (loss) income	$(15,460)	$110,614	$95,154
Company's equity in net (loss) income	$(1,376)	$58,148	$56,772
Nine Months Ended September 30, 2016
Revenues:
Minimum rents	$95,389	$347,146	$442,535
Percentage rents	2,219	8,605	10,824
Tenant recoveries	35,828	138,635	174,463
Other	4,514	34,801	39,315
Total revenues	137,950	529,187	667,137
Expenses:
Shopping center and operating expenses	28,997	173,563	202,560
Interest expense	47,957	91,130	139,087
Depreciation and amortization	81,971	187,327	269,298
Total operating expenses	158,925	452,020	610,945
Loss on sale or write down of assets, net	—	(343)	(343)
Net (loss) income	$(20,975)	$76,824	$55,849
Company's equity in net (loss) income	$(3,845)	$41,382	$37,537

Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

5.	Property, net:
Property, net consists of the following:

	September 30, 2017	December 31, 2016
Land	$1,578,877	$1,607,590
Buildings and improvements	6,412,728	6,511,741
Tenant improvements	613,854	622,878
Equipment and furnishings	184,379	177,036
Construction in progress	342,539	289,966
	9,132,377	9,209,211
Less accumulated depreciation	(1,967,728)	(1,851,901)
	$7,164,649	$7,357,310
Depreciation expense was $69,343 and $68,792 for the three months ended September 30, 2017 and 2016, respectively, and $207,663 and $206,870 for the nine months ended September 30, 2017 and 2016, respectively.
The (loss) gain on sale or write down of assets, net was $(11,854) and $(19,321) for the three months ended September 30, 2017 and 2016, respectively, and $37,234 and $426,050 for the nine months ended September 30, 2017 and 2016, respectively.
The (loss) gain on sale or write down of assets, net for the nine months ended September 30, 2017 includes a gain of $59,698 on the sale of Cascade Mall and Northgate Mall (See Note 14—Dispositions) offset in part by a loss of $10,138 on the write down of an investment in non-real estate assets.
The (loss) gain on sale or write down of assets, net for the nine months ended September 30, 2016 includes a gain of $101,629 on the sale of a 40% ownership interest in Arrowhead Towne Center (See Note 4—Investments in Unconsolidated Joint Ventures), a gain of $340,734 on the sale of a 49% ownership interest in the MAC Heitman Portfolio (See Note 4—Investments in Unconsolidated Joint Ventures), a gain of $24,894 on the sale of Capitola Mall (See Note 14—Dispositions), a loss of $3,066 on the sale of a former Mervyn's store (See Note 14—Dispositions) and a loss of $12,180 on an adjustment to contingent consideration (See Note 13—Acquisitions).
The (loss) gain on sale or write down of assets, net also includes impairment losses of $12,036 on Southridge Center for the three and nine months ended September 30, 2017, $23,335 on Promenade at Casa Grande for the three and nine months ended September 30, 2016 and $7,188 on The Marketplace at Flagstaff for the nine months ended September 30, 2016. The impairment losses are due to the reduction of the estimated holding period of the properties.
The following table summarizes certain of the Company's assets that were measured on a nonrecurring basis as a result of impairment charges recorded for the three and nine months ended September 30, 2017 and 2016 as described above:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets	Significant Other Unobservable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
2017	$11,500	$—	$11,500	$—
2016	$66,000	$—	$—	$66,000

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
5. Property, net: (Continued)

The fair value relating to impairment assessments were based upon a discounted cash flow model that includes all cash inflows and outflows over a specific holding period, or the negotiated sales price, if applicable. Projected cash flows are comprised of contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectations for growth. Terminal capitalization rates and discount rates utilized in these models are based on a reasonable range of current market rates for each property analyzed. Based upon these inputs, the Company determined that its valuations of properties using a discounted cash flow model are classified within Level 3 of the fair value hierarchy.
The following table sets forth quantitative information about the unobservable inputs of the Company’s Level 3 real estate recorded as of September 30, 2016:

Terminal capitalization rate	7.0% - 8.0%
Discount rate	8.0% - 9.5%
Market rents per square foot	$5.75 - $20.00

6.	Tenant and Other Receivables, net:
Included in tenant and other receivables, net is an allowance for doubtful accounts of $2,559 and $1,991 at September 30, 2017 and December 31, 2016, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $1,866 and $9,509 at September 30, 2017 and December 31, 2016, respectively, and a deferred rent receivable due to straight-line rent adjustments of $62,182 and $56,761 at September 30, 2017 and December 31, 2016, respectively.
On March 17, 2014, in connection with the sale of Lake Square Mall, the Company issued a note receivable for $6,500 that bore interest at an effective rate of 6.5%, which was collateralized by a trust deed on Lake Square Mall and that was to mature on March 17, 2018. At September 30, 2017 and December 31, 2016, the note had a balance of $6,245 and $6,284, respectively. On October 20, 2017, the note was repaid in full. The Company used the proceeds from the repayment for general corporate purposes.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

7.	Deferred Charges and Other Assets, net:
Deferred charges and other assets, net consist of the following:

	September 30, 2017	December 31, 2016
Leasing	$232,443	$239,983
Intangible assets:
In-place lease values	112,994	140,437
Leasing commissions and legal costs	27,621	32,384
Above-market leases	171,156	181,851
Deferred tax assets	44,964	38,301
Deferred compensation plan assets	49,430	42,711
Other assets	59,358	72,206
	697,966	747,873
Less accumulated amortization(1)	(258,471)	(269,815)
	$439,495	$478,058

(1)
Accumulated amortization includes $75,818 and $88,785 relating to in-place lease values, leasing commissions and legal costs at September 30, 2017 and December 31, 2016, respectively. Amortization expense of in-place lease values, leasing commissions and legal costs was $4,206 and $8,983 for the three months ended September 30, 2017 and 2016, respectively, and $15,755 and $26,033 for the nine months ended September 30, 2017 and 2016, respectively.

The allocated values of above-market leases and below-market leases consist of the following:

	September 30, 2017	December 31, 2016
Above-Market Leases
Original allocated value	$171,156	$181,851
Less accumulated amortization	(61,000)	(57,505)
	$110,156	$124,346
Below-Market Leases(1)
Original allocated value	$128,750	$144,713
Less accumulated amortization	(57,314)	(58,400)
	$71,436	$86,313

(1)	Below-market leases are included in other accrued liabilities.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

8.	Mortgage Notes Payable:
Mortgage notes payable at September 30, 2017 and December 31, 2016 consist of the following:

	Carrying Amount of Mortgage Notes(1)
	September 30, 2017		December 31, 2016
Property Pledged as Collateral	Related Party	Other	Related Party	Other	Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Chandler Fashion Center(5)	$—	$199,885	$—	$199,833	3.77%	$625	2019
Danbury Fair Mall	105,448	105,448	107,929	107,928	5.53%	1,538	2020
Fashion Outlets of Chicago(6)	—	199,218	—	198,966	2.90%	457	2020
Fashion Outlets of Niagara Falls USA	—	113,534	—	115,762	4.89%	727	2020
Freehold Raceway Mall(5)(7)	—	217,379	—	220,643	4.20%	1,132	2018
Fresno Fashion Fair	—	323,208	—	323,062	3.67%	971	2026
Green Acres Commons(8)	—	107,446	—	—	3.96%	312	2021
Green Acres Mall	—	293,004	—	297,798	3.61%	1,447	2021
Kings Plaza Shopping Center	—	449,709	—	456,958	3.67%	2,229	2019
Northgate Mall(9)	—	—	—	63,434	—	—	—
Oaks, The	—	197,875	—	201,235	4.14%	1,064	2022
Pacific View	—	125,136	—	127,311	4.08%	668	2022
Queens Center	—	600,000	—	600,000	3.49%	1,744	2025
Santa Monica Place(10)	—	215,508	—	219,564	2.99%	1,004	2018
SanTan Village Regional Center	—	125,470	—	127,724	3.14%	589	2019
Stonewood Center(11)	—	94,994	—	99,520	1.80%	640	2017
Towne Mall	—	21,266	—	21,570	4.48%	117	2022
Tucson La Encantada	67,362	—	68,513	—	4.23%	368	2022
Victor Valley, Mall of	—	114,602	—	114,559	4.00%	380	2024
Vintage Faire Mall	—	265,195	—	269,228	3.55%	1,256	2026
Westside Pavilion	—	141,987	—	143,881	4.49%	783	2022
	$172,810	$3,910,864	$176,442	$3,908,976

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

Property Pledged as Collateral	September 30, 2017	December 31, 2016
Fashion Outlets of Niagara Falls USA	$2,862	$3,558
Stonewood Center	246	2,349
	$3,108	$5,907
The mortgage notes payable balances also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs were $12,810 and $12,716 at September 30, 2017 and December 31, 2016, respectively.

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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
8. Mortgage Notes Payable: (Continued)

(5)	A 49.9% interest in the loan has been assumed by a third party in connection with a co-venture arrangement (See Note 10—Co-Venture Arrangement).

(6)	The loan bears interest at LIBOR plus 1.50% and matures on March 31, 2020. At September 30, 2017 and December 31, 2016, the total interest rate was 2.90% and 2.43%, respectively.

(7)	On October 19, 2017, the joint venture replaced the existing loan on the property with a new $400,000 loan that bears interest at 3.90% and matures on November 1, 2029 (See Note 19—Subsequent Events).

(8)
On September 29, 2017, the Company placed a new $110,000 loan on the property that bears interest at LIBOR plus 2.15% and matures on March 29, 2021. The loan can be expanded, depending on certain conditions, up to $130,000. At September 30, 2017, the total interest rate was 3.96%.

(9)	On January 18, 2017, the loan was paid off in connection with the sale of the underlying property (See Note 14—Dispositions).

(10)
On October 13, 2017, the Company entered into a loan commitment with a lender to replace the existing loan on the property with a new $300,000 five-year floating rate loan. The new loan is expected to close in the fourth quarter of 2017.  The Company expects to use the excess proceeds to pay down its line of credit (See Note 19—Subsequent Events).

(11)	On November 1, 2017, the Company paid off the loan on the property (See Note 19—Subsequent Events).
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
Total interest expense capitalized was $3,428 and $2,707 for the three months ended September 30, 2017 and 2016, respectively, and $9,405 and $7,572 for the nine months ended September 30, 2017 and 2016, respectively.
Related party mortgage notes payable are amounts due to an affiliate of NML. See Note 16—Related Party Transactions for interest expense associated with loans from NML.
The estimated fair value (Level 2 measurement) of mortgage notes payable at September 30, 2017 and December 31, 2016 was $4,112,364 and $4,126,819, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

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
Based on the Company's leverage level as of September 30, 2017, the borrowing rate on the facility was LIBOR plus 1.45%. As of September 30, 2017 and December 31, 2016, borrowings under the line of credit, were $970,000 and $885,000, respectively, less unamortized deferred finance costs of $8,176 and $10,039, respectively, at a total interest rate of 3.01% and 2.40%, respectively. The estimated fair value (Level 2 measurement) of the line of credit at September 30, 2017 and December 31, 2016 was $960,233 and $865,921, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

9. Bank and Other Notes Payable: (Continued)

Prasada Note:
On March 29, 2013, the Company issued a $13,330 note payable that bears interest at 5.25% and matures on May 30, 2021. The note payable is collateralized by a portion of a development reimbursement agreement with the City of Surprise, Arizona. At September 30, 2017 and December 31, 2016, the note had a balance of $4,933 and $5,521, respectively. The estimated fair value (Level 2 measurement) of the note at September 30, 2017 and December 31, 2016 was $5,067 and $5,786, respectively, based on current interest rates for comparable notes. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the collateral for the underlying debt.
As of September 30, 2017 and December 31, 2016, the Company was in compliance with all applicable financial loan covenants.

10.	Co-Venture Arrangement:
On September 30, 2009, the Company formed a joint venture, whereby a third party acquired a 49.9% interest in Freehold Raceway Mall, a 1,671,000 square foot regional shopping center in Freehold, New Jersey, and Chandler Fashion Center, a 1,318,000 square foot regional shopping center in Chandler, Arizona.
As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the venture formation, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The transaction has been accounted for as a profit-sharing arrangement, and accordingly the assets, liabilities and operations of the properties remain on the books of the Company and a co-venture obligation was established for the amount of $168,154, representing the net cash proceeds received from the third party. The co-venture obligation is increased for the allocation of income to the co-venture partner and decreased for distributions to the co-venture partner. The co-venture obligation was $59,118 and $58,973 at September 30, 2017 and December 31, 2016, respectively.
11. Noncontrolling Interests:
The Company allocates net income of the Operating Partnership based on the weighted average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 93% ownership interest in the Operating Partnership as of September 30, 2017 and December 31, 2016. The remaining 7% limited partnership interest as of September 30, 2017 and December 31, 2016 was owned by certain of the Company's executive officers and directors, certain of their affiliates and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the 10 trading days ending on the respective balance sheet date. Accordingly, as of September 30, 2017 and December 31, 2016, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $555,597 and $733,141, respectively.
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
During the period from February 12, 2017 to September 30, 2017, the Company repurchased a total of 3,627,390 of its common shares for $221,428, representing an average price of $61.01 per share. The Company funded the repurchases from the net proceeds of the sale of Cascade Mall and Northgate Mall (See Note 14—Dispositions), its share of the proceeds from the sale of office buildings at Fashion District Philadelphia and Country Club Plaza (See Note 4—Investments in Unconsolidated Joint Ventures) and from borrowings under its line of credit.
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
(Dollars in thousands, except per share amounts)
(Unaudited)
12. Stockholders' Equity: (Continued)

At-The-Market Stock Offering Program ("ATM Program"):
On August 20, 2014, the Company entered into an equity distribution agreement with a number of sales agents (the "ATM Program") to issue and sell, from time to time, shares of common stock, par value $0.01 per share, having an aggregate offering price of up to $500,000 (the “ATM Shares”). Sales of the ATM Shares could have been made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering, which included sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange. The Company agreed to pay each sales agent a commission that was not to exceed, but could have been lower than, 2% of the gross proceeds of the ATM Shares sold through such sales agent under the distribution agreement. The ATM program expired by its term in August 2017. No shares were sold under the program.

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
The Company has certain properties that are subject to non-cancelable operating ground leases. The leases expire at various times through 2098, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. Ground lease rent expense was $2,589 and $2,395 for the three months ended September 30, 2017 and 2016, respectively, and $7,757 and $7,312 for the nine months ended September 30, 2017 and 2016, respectively. No contingent rent was incurred during the three and nine months ended September 30, 2017 or 2016.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

15. Commitments and Contingencies: (Continued)

As of September 30, 2017, the Company was contingently liable for $60,927 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreements. At September 30, 2017, the Company had $62,609 in outstanding obligations which it believes will be settled in the next twelve months.

16.	Related Party Transactions:
Certain unconsolidated joint ventures have engaged the Management Companies to manage the operations of the Centers. Under these arrangements, the Management Companies are reimbursed for compensation paid to on-site employees, leasing agents and project managers at the Centers, as well as insurance costs and other administrative expenses.
The following are fees charged to unconsolidated joint ventures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Management fees	$4,749	$4,271	$13,914	$13,240
Development and leasing fees	3,385	2,952	11,376	10,149
	$8,134	$7,223	$25,290	$23,389
Certain mortgage notes on the properties are held by NML (See Note 8—Mortgage Notes Payable). Interest expense in connection with these notes was $2,175 and $2,224 for the three months ended September 30, 2017 and 2016, respectively, and $6,567 and $6,752 for the nine months ended September 30, 2017 and 2016, respectively. Included in accounts payable and accrued expenses is interest payable on these notes of $721 and $736 at September 30, 2017 and December 31, 2016, respectively.
Due from (to) affiliates includes unreimbursed and/or prepaid costs and fees from unconsolidated joint ventures due to (from) the Management Companies. As of September 30, 2017 and December 31, 2016, the amounts due from (to) the unconsolidated joint ventures was $4,905 and $(6,809), respectively.
In addition, due from affiliates at September 30, 2017 and December 31, 2016 included a note receivable from RED/303 LLC ("RED") that bears interest at 5.25% and matures on May 30, 2021. Interest income earned on this note was $66 and $81 for the three months ended September 30, 2017 and 2016, respectively, and $204 and $294 for the nine months ended September 30, 2017 and 2016, respectively. The balance on this note was $4,998 and $5,593 at September 30, 2017 and December 31, 2016, respectively. RED is considered a related party because it is a partner in a joint venture development project. The note is collateralized by RED's membership interest in the development project.
Also included in due from affiliates is a note receivable from Lennar Corporation that bears interest at LIBOR plus 2% and matures upon the completion of certain milestones in connection with the development of Fashion Outlets of San Francisco. Interest income earned on this note was $621 and $583 for the three months ended September 30, 2017 and 2016, respectively, and $1,839 and $1,629 for the nine months ended September 30, 2017 and 2016, respectively. The balance on this note was $71,281 and $69,443 at September 30, 2017 and December 31, 2016, respectively. Lennar Corporation is considered a related party because it is a joint venture partner in Fashion Outlets of San Francisco.

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
The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
LTIP Units	$5,269	$5,204	$24,892	$27,752
Stock awards	—	—	—	20
Stock units	1,002	965	4,947	5,339
Stock options	34	4	53	12
Phantom stock units	185	212	545	1,010
	$6,490	$6,385	$30,437	$34,133

The Company capitalized share and unit-based compensation costs of $983 and $750 for the three months ended September 30, 2017 and 2016, respectively, and $5,278 and $6,490 for the nine months ended September 30, 2017 and 2016, respectively. Unrecognized compensation costs of share and unit-based plans at September 30, 2017 consisted of $5,554 from LTIP Units, $4,338 from stock units, $208 from stock options and $466 from phantom stock units.
The following table summarizes the activity of the non-vested LTIP Units, phantom stock units and stock units:

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
17. Share and Unit-Based Plans: (Continued)

	LTIP Units		Phantom Stock Units		Stock Units
	Units	Value(1)	Units	Value(1)	Units	Value(1)
Balance at January 1, 2017	322,572	$58.18	5,845	$81.47	148,428	$78.53
Granted	506,906	55.33	8,439	68.34	86,426	66.47
Vested	(134,742)	66.57	(8,166)	71.85	(80,804)	75.67
Forfeited	—	—	—	—	(2,695)	69.57
Balance at September 30, 2017	694,736	$54.48	6,118	$76.20	151,355	$73.32

(1) Value represents the weighted average grant date fair value.

The following table summarizes the activity of the stock appreciations rights ("SARs") and stock options outstanding:

	SARs		Stock Options
	Units	Value(1)	Units	Value(1)
Balance at January 1, 2017	284,146	$53.85	10,565	$56.77
Granted	—	—	25,000	57.55
Exercised	—	—	—	—
Balance at September 30, 2017	284,146	$53.85	35,565	$57.32

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
The income tax provision of the TRSs are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Current	$—	$(68)	$—	$(154)
Deferred	(2,869)	(837)	178	(2,582)
Income tax (expense) benefit	$(2,869)	$(905)	$178	$(2,736)
The net operating loss carryforwards are currently scheduled to expire through 2035, beginning in 2024. Net deferred tax assets of $44,964 and $38,301 were included in deferred charges and other assets, net at September 30, 2017 and December 31, 2016, respectively.
The tax years 2013 through 2016 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next twelve months.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)

19.	Subsequent Events:
On October 13, 2017, the Company entered into a loan commitment with a lender to replace the existing loan on Santa Monica Place (See Note 8—Mortgage Notes Payable) with a new $300,000 five-year floating rate loan. The new loan is expected to close in the fourth quarter of 2017.  The Company expects to use the excess proceeds to pay down its line of credit.
On October 19, 2017, the Company's joint venture in Chandler Fashion Center and Freehold Raceway Mall (See Note 10—Co-Venture Arrangement) replaced the existing loan on Freehold Raceway Mall with a new $400,000 loan that bears interest at 3.90% and matures on November 1, 2029. The Company used its share of the net proceeds to pay down its line of credit and for general corporate purposes.
On October 24, 2017, the Company announced a dividend/distribution of $0.74 per share for common stockholders and OP Unit holders of record on November 10, 2017. All dividends/distributions will be paid 100% in cash on December 1, 2017.
On November 1, 2017, the Company paid off in full the mortgage loan payable on Stonewood Center (See Note 8—Mortgage Notes Payable). The Company funded the repayment of the mortgage loan payable from borrowings under its line of credit.
On November 2, 2017, the Company entered into a loan commitment with a lender to place an $88,000 ten-year floating rate loan on Inland Center. The financing is expected to close in the fourth quarter of 2017.  The Company expects to use the loan proceeds to pay down its line of credit.

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
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P. (the "Operating Partnership"). As of September 30, 2017, the Operating Partnership owned or had an ownership interest in 48 regional shopping centers and seven community/power shopping centers aggregating approximately 54 million square feet of gross leasable area. These 55 regional and community/power shopping centers are referred to hereinafter as the "Centers," unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Management Companies.
The following discussion is based primarily on the consolidated financial statements of the Company for the three and nine months ended September 30, 2017 and 2016. It compares the results of operations for the three months ended September 30, 2017 to the results of operations for the three months ended September 30, 2016. It also compares the results of operations and cash flows for the nine months ended September 30, 2017 to the results of operations and cash flows for the nine months ended September 30, 2016. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
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
On March 1, 2016, the Company through a 50/50 joint venture, acquired Country Club Plaza, a 1,001,000 square foot regional shopping center in Kansas City, Missouri, for a purchase price of $660.0 million. The Company funded its pro rata share of $330.0 million with borrowings under its line of credit.
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
On September 18, 2017, the Company's joint venture in Fashion District Philadelphia sold an office building for $61.5 million, resulting in a gain on sale of assets of $13.4 million. The Company's pro rata share of the gain on sale of assets of $6.7 million was included in equity in income from joint ventures. The Company used its share of the proceeds to fund repurchases under the 2017 Stock Buyback Program (See "Other Transactions and Events").

Financing Activities:
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
On September 29, 2017, the Company placed a new $110.0 million loan on Green Acres Commons that bears interest at LIBOR plus 2.15% and matures on March 29, 2021. The loan can be expanded, depending on certain conditions, up to $130.0 million. At September 30, 2017, the total interest rate was 3.96%. The Company used the proceeds to pay down its line of credit and for general corporate purposes.
On October 13, 2017, the Company entered into a loan commitment with a lender to replace the existing loan on Santa Monica Place with a new $300.0 million five-year floating rate loan. The new loan is expected to close in the fourth quarter of 2017.  The Company expects to use the excess proceeds to pay down its line of credit.
On October 19, 2017, the Company's joint venture in Chandler Fashion Center and Freehold Raceway Mall replaced the existing loan on the Freehold Raceway Mall with a new $400.0 million loan that bears interest at 3.90% and matures on November 1, 2029. The Company used its share of the net proceeds to pay down its line of credit and for general corporate purposes.
On November 1, 2017, the Company paid off in full the $95.0 million mortgage loan payable on Stonewood Center. The Company funded the repayment of the mortgage loan payable from borrowings under its line of credit.
On November 2, 2017, the Company entered into a loan commitment with a lender to place an $88.0 million ten-year floating rate loan on Inland Center. The financing is expected to close in the fourth quarter of 2017.  The Company expects to use the loan proceeds to pay down its line of credit.

Redevelopment and Development Activities:
The Company's joint venture is proceeding with the development of Fashion District Philadelphia, a redevelopment of an 850,000 square foot shopping center in Philadelphia, Pennsylvania. The project is expected to be completed in 2018. The total cost of the project is estimated to be between $305.0 million and $365.0 million, with $152.5 million to $182.5 million estimated to be the Company's pro rata share. The Company has funded $111.7 million of the total $223.4 million incurred by the joint venture as of September 30, 2017.
The Company is currently in the process of redeveloping the 250,000 square foot former Sears store at Kings Plaza Shopping Center.  The Company expects to complete the project in 2018.  As of September 30, 2017, the Company has incurred $40.4 million in costs and anticipates the total cost of the project to be between $95.0 million and $100.0 million.
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
On February 12, 2017, the Company's Board of Directors authorized the repurchase of up to $500.0 million of its outstanding common shares as market conditions and the Company’s liquidity warrant. Repurchases may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including ASR transactions, or other methods of acquiring shares and pursuant to Rule 10b5-1 of the Securities Act of 1934, from time to time as permitted by securities laws and other legal requirements. During the period from February 12, 2017 to September 30, 2017, the Company repurchased a total of 3,627,390 of its common shares for $221.4 million, representing an average price of $61.01 per share. The Company funded the repurchases from the net proceeds of the sale of Cascade Mall and Northgate Mall (See "Acquisitions and Dispositions"), its share of the proceeds from the sale of office buildings at Fashion District Philadelphia and Country Club Plaza (See "Acquisitions and Dispositions") and from borrowings under its line of credit.

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
Revenue Recognition:
Minimum rental revenues are recognized on a straight-line basis over the term of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight line rent adjustment." Currently, 50% of the mall store and freestanding store leases contain provisions for CPI rent increases periodically throughout the term of the lease. The Company believes that using an annual multiple of CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases. Percentage rents are recognized when the tenants' specified sales targets have been met. Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred. Other tenants pay a fixed rate and these tenant recoveries are recognized as revenues on a straight-line basis over the term of the related leases.
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
Asset Impairment:
The Company assesses whether an indicator of impairment in the value of its properties exists by considering expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include projected rental revenue, operating costs and capital expenditures as well as estimated holding periods and capitalization rates. If an impairment indicator exists, the determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flows analysis or a contracted sales price, with the carrying value of the related assets. The Company generally holds and operates its properties long-term, which decreases the likelihood of their carrying values not being recoverable. Properties classified as held for sale are measured at the lower of the carrying amount or fair value less cost to sell.

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
For the comparison of the three and nine months ended September 30, 2017 to the three and nine months ended September 30, 2016, the Redevelopment Properties are the expansion portion of Green Acres Mall, Paradise Valley Mall and Westside Pavilion.
For the comparison of the nine months ended September 30, 2017 to the nine months ended September 30, 2016, the Joint Venture Centers are Arrowhead Towne Center and the MAC Heitman Portfolio. The change in revenues and expenses at the Joint Venture Centers is primarily due to the conversion of Arrowhead Towne Center and the MAC Heitman Portfolio from consolidated Centers to unconsolidated joint ventures. There are no Joint Venture Centers for the three months ended September 30, 2017 and 2016.
For comparison of the three and nine months ended September 30, 2017 to the three and nine months ended September 30, 2016, the Disposition Properties are Cascade Mall, Northgate Mall, Flagstaff Mall and Capitola Mall.
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
Tenant sales per square foot increased from $626 for the twelve months ended September 30, 2016 to $659 for the twelve months ended September 30, 2017. Occupancy rate decreased from 95.3% at September 30, 2016 to 94.3% at September 30, 2017. Releasing spreads increased 15.0% for the twelve months ended September 30, 2017. These calculations exclude Centers under development or redevelopment and property dispositions (See "Acquisitions and Dispositions" and "Other Transactions and Events" in Management's Overview and Summary).
Releasing spreads remained positive as the Company was able to lease available space at higher average rents than the expiring rental rates, resulting in a releasing spread of $7.54 per square foot ($57.71 on new and renewal leases executed compared to $50.17 on leases expiring), representing a 15.0% increase for the trailing twelve months ended September 30, 2017. The Company expects that releasing spreads will continue to be positive for the remainder of 2017 as it renews or relets leases that are scheduled to expire. These leases that are scheduled to expire represent 0.9 million square feet of the Centers, accounting for 11.3% of the gross leasable area ("GLA") of mall stores and freestanding stores, for spaces 10,000 square feet and under, as of September 30, 2017.
During the trailing twelve months ended September 30, 2017, the Company signed 218 new leases and 412 renewal leases comprising approximately 1.1 million square feet of GLA, of which 0.8 million square feet related to the consolidated Centers. The annual initial average base rent for new and renewal leases was $57.71 per square foot for the trailing twelve months ended September 30, 2017 with an average tenant allowance of $18.47 per square foot.
Comparison of Three Months Ended September 30, 2017 and 2016
Revenues:
Minimum and percentage rents (collectively referred to as "rental revenue") decreased by $10.1 million, or 6.4%, from 2016 to 2017. The decrease in rental revenue is attributed to a decrease of $7.0 million from the Redevelopment Properties and $3.7 million from the Disposition Properties offset in part by an increase of $0.6 million from the Same Centers. Rental revenue includes the amortization of above and below-market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below-market leases decreased from $4.9 million in 2016 to $(0.7) million in 2017. The amortization of straight-line rents increased from $0.9 million in 2016 to $2.9 million in 2017. Lease termination income decreased from $7.7 million in 2016 to $3.1 million in 2017.
Tenant recoveries decreased $1.6 million, or 2.1%, from 2016 to 2017. This decrease in tenant recoveries is attributed to a decrease of $1.8 million from the Disposition Properties and $0.4 million from the Same Centers offset in part by an increase of $0.6 million from the Redevelopment Properties.
Management Companies' revenue increased from $9.0 million in 2016 to $10.1 million in 2017. The increase in Management Companies' revenue is primarily due to an increase in development fees from joint ventures.
Shopping Center and Operating Expenses:
Shopping center and operating expenses decreased $0.7 million, or 0.9%, from 2016 to 2017. The decrease in shopping center and operating expenses is attributed to a decrease of $2.6 million from the Disposition Properties offset in part by an increase of $1.5 million from the Same Centers and $0.4 million from the Redevelopment Properties.

Management Companies' Operating Expenses:
Management Companies' operating expenses decreased $1.2 million from 2016 to 2017 as a result of the conversion of Arrowhead Towne Center and the MAC Heitman Portfolio from consolidated centers to unconsolidated joint ventures in 2016 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
REIT General and Administrative Expenses:
REIT general and administrative expenses decreased by $1.6 million from 2016 to 2017.
Depreciation and Amortization:
Depreciation and amortization decreased $3.8 million from 2016 to 2017. The decrease in depreciation and amortization is attributed to a decrease of $2.8 million from the Same Centers and $2.3 million from the Disposition Properties offset in part by an increase of $1.3 million from the Redevelopment Properties.
Interest Expense:
Interest expense increased $3.3 million from 2016 to 2017. The increase in interest expense is attributed to an increase of $2.2 million in interest expense from borrowings under the Company's line of credit and $1.9 million from the Same Centers offset in part by a decrease of $0.6 million from the Disposition Properties and $0.2 million from the Redevelopment Properties.
The above interest expense items are net of capitalized interest, which increased from $2.7 million in 2016 to $3.4 million in 2017.
Gain on Extinguishment of Debt, net:
The decrease in gain on extinguishment of debt, net of $5.3 million is due to the settlement of the mortgage note payable on Flagstaff Mall by a deed-in-lieu of foreclosure in 2016 (See “Other Transactions and Events” in Management’s Overview and Summary) with no comparable gain in 2017.
Equity in Income of Unconsolidated Joint Ventures:
Equity in income of unconsolidated joint ventures increased $12.7 million from 2016 to 2017. The increase in equity in income from unconsolidated joint ventures is primarily attributed to the Company's share of the gain on the sale of an office building at Fashion District Philadelphia in 2017 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
(Loss) Gain on Sale or Write Down of Assets, net:
The loss on sale or write down of assets, net decreased $7.5 million from 2016 to 2017. The decrease in loss on sale or write down of assets, net is primarily due to an impairment loss of $23.3 million on the Promenade at Casa Grande in 2016 offset in part by an impairment loss of $12.0 million on Southridge Center in 2017 and a $2.6 million reduction of a contingent consideration obligation in 2016. The impairment losses on Promenade at Casa Grande and Southridge Center were due to the reduction in the estimated holding periods of the properties.
Net Income:
Net income increased $6.0 million from 2016 to 2017 primarily due to the $7.5 million decrease in loss on sale or write down of assets, net, as discussed above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted decreased 9.5% from $160.3 million in 2016 to $145.0 million in 2017. For a reconciliation of FFO attributable to common stockholders and unit holders and FFO attributable to common stockholders and unit holders—diluted to net income attributable to the Company, the most directly comparable GAAP financial measure, see "Funds From Operations ("FFO")" below.

Comparison of Nine Months Ended September 30, 2017 and 2016
Revenues:
Rental revenue decreased by $16.6 million, or 3.5%, from 2016 to 2017. The decrease in rental revenue is attributed to a decrease of $14.3 million from the Disposition Properties, $9.8 million from the Redevelopment Properties and $3.3 million from the Joint Venture Centers offset in part by an increase of $10.8 million from the Same Centers. The amortization of above and below-market leases decreased from $9.1 million in 2016 to $0.4 million in 2017. The amortization of straight-line rents increased from $3.4 million in 2016 to $7.5 million in 2017. Lease termination income decreased from $15.5 million in 2016 to $13.5 million in 2017. The increase in rental revenue at the Same Centers is primarily due to an increase in lease termination income and an increase in leasing spreads.
Tenant recoveries decreased $16.3 million, or 7.1%, from 2016 to 2017. The decrease in tenant recoveries is attributed to a decrease of $7.2 million from the Same Centers, $6.7 million from the Disposition Properties, $1.6 million from the Joint Venture Centers and $0.8 million from the Redevelopment Properties. The decrease in tenant recoveries at the Same Centers is primarily due to a decrease in property tax expense and utility costs.
Management Companies' revenue increased from $28.9 million in 2016 to $32.0 million in 2017. The increase in Management Companies' revenue is due to an increase in development and leasing fees from joint ventures.
Shopping Center and Operating Expenses:
Shopping center and operating expenses decreased $7.0 million, or 3.1%, from 2016 to 2017. The decrease in shopping center and operating expenses is attributed to a decrease of $8.9 million from the Disposition Properties and $0.8 million from the Joint Venture Centers offset in part by an increase of $1.8 million from the Redevelopment Properties and $0.9 million from the Same Centers.
Management Companies' Operating Expenses:
Management Companies' operating expenses increased $1.3 million from 2016 to 2017.
REIT General and Administrative Expenses:
REIT general and administrative expenses decreased by $2.0 million from 2016 to 2017.
Depreciation and Amortization:
Depreciation and amortization decreased $9.6 million from 2016 to 2017. The decrease in depreciation and amortization is attributed to a decrease of $8.4 million from the Disposition Properties, $4.1 million from the Same Centers and $1.5 million from the Joint Venture Centers offset in part by an increase of $4.4 million from the Redevelopment Properties.
Interest Expense:
Interest expense increased $5.9 million from 2016 to 2017. The increase in interest expense was attributed to an increase of $5.8 million in interest expense from borrowings under the Company's line of credit and $4.4 million from the Same Centers offset in part by a decrease of $3.2 million from the Disposition Properties, $0.9 million from the Joint Venture Centers and $0.2 million from the Redevelopment Properties. The increase in interest expense at the Same Centers is primarily due to the new loan on Fresno Fashion Fair in 2016 (See "Financing Activities" in Management's Overview and Summary).
The above interest expense items are net of capitalized interest, which increased from $7.6 million in 2016 to $9.4 million in 2017.
Gain on Extinguishment of Debt, net:
Gain on extinguishment of debt, net decreased $1.7 million from 2016 to 2017. The decrease in gain on extinguishment of debt is due to the gain of $5.3 million on the settlement of the mortgage note payable on Flagstaff Mall by a deed-in-lieu of foreclosure in 2016 (See “Other Transactions and Events” in Management’s Overview and Summary) offset in part by a loss of $3.6 million on the early extinguishment of debt on Arrowhead Towne Center in 2016 (See “Financing Activities” in Management’s Overview and Summary).
Equity in Income of Unconsolidated Joint Ventures:
Equity in income of unconsolidated joint ventures increased $19.2 million from 2016 to 2017. The increase is primarily due to the conversion of Arrowhead Towne Center and the MAC Heitman Portfolio from consolidated Centers to unconsolidated joint ventures in 2016 (See "Acquisitions and Dispositions" in Management's Overview and Summary) and the

Company's share of the gain on the sales of office buildings at Fashion District Philadelphia and Country Club Plaza in 2017 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Gain on Sale or Write Down of Assets, net:
The gain on sale or write down of assets, net decreased $388.8 million from 2016 to 2017. The decrease is primarily due to the gain on the sale of a 49% interest in the MAC Heitman Portfolio of $340.7 million in 2016, the gain on the sale of a 40% interest in Arrowhead Towne Center of $101.6 million in 2016, the gain of $24.9 million on the sale of Capitola Mall in 2016 and an impairment loss of $12.0 million on Southridge Center in 2017 offset in part by the gain of $59.7 million on the sale of Cascade Mall and Northgate Mall in 2017 (See "Acquisitions and Dispositions" in Management's Overview and Summary) and an impairment loss of $23.3 million on the Promenade at Casa Grande in 2016. The impairment losses on Southridge Center and Promenade at Casa Grande were due to the reduction in the estimated holding periods of the properties.
Net Income:
Net income decreased $390.9 million from 2016 to 2017. The decrease is primarily attributed to the decrease in the gain on sale or write down of assets, net of $388.8 million as discussed above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted decreased 7.4% from $461.7 million in 2016 to $427.3 million in 2017. For a reconciliation of FFO attributable to common stockholders and unit holders and FFO attributable to common stockholders and unit holders—diluted to net income attributable to the Company, the most directly comparable GAAP financial measure, see "Funds From Operations ("FFO")" below.
Operating Activities:
Cash provided by operating activities decreased from $331.1 million in 2016 to $299.9 million in 2017. The decrease is primarily due to the changes in assets and liabilities and the results as discussed above.
Investing Activities:
Cash provided by investing activities decreased $330.2 million from 2016 to 2017. The decrease in cash provided by investing activities is primarily attributed to a decrease in cash proceeds from the sale of assets of $528.2 million and a decrease in distributions from unconsolidated joint ventures of $185.3 million offset in part by a decrease in contributions to unconsolidated joint ventures of $324.0 million and a decrease in development, redevelopment and renovation costs of $62.4 million.
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
Financing Activities:
Cash used in financing activities decreased $340.8 million from 2016 to 2017. The decrease in cash used in financing activities is primarily due to a decrease in payments on mortgages, bank and other notes payable of $1.6 billion, a decrease in the repurchases of the Company's common stock of $578.6 million (See "Other Transactions and Events" in Management's Overview and Summary) and a decrease in cash dividends and distributions of $339.1 million offset in part by a decrease in proceeds from mortgages, bank and other notes payable of $2.2 billion.

Liquidity and Capital Resources
The Company anticipates meeting its liquidity needs for its operating expenses, debt service and dividend requirements for the next twelve months through cash generated from operations, working capital reserves and/or borrowings under its unsecured line of credit. The following tables summarize capital expenditures incurred at the Centers (at the Company's pro rata share):

	For the Nine Months Ended September 30,
(Dollars in thousands)	2017	2016
Consolidated Centers:
Acquisitions of property and equipment	$19,712	$24,638
Development, redevelopment, expansion and renovation of Centers	86,287	113,812
Tenant allowances	9,081	13,752
Deferred leasing charges	19,243	18,745
	$134,323	$170,947
Joint Venture Centers:
Acquisitions of property and equipment	$6,549	$341,053
Development, redevelopment, expansion and renovation of Centers	92,514	73,797
Tenant allowances	4,650	7,740
Deferred leasing charges	4,666	5,619
	$108,379	$428,209
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
The Company has also generated liquidity in the past, and may continue to do so in the future, through equity offerings and issuances, property refinancings, joint venture transactions and the sale of non-core assets. For example, the Company's recently completed sale of Cascade Mall and Northgate Mall (See "Acquisitions and Dispositions" in Management's Overview and Summary), sales of office buildings at Fashion District Philadelphia and Country Club Plaza in 2017 (See "Acquisitions and Dispositions" in Management's Overview and Summary) and the Joint Venture Transactions (See "Acquisitions and Dispositions" in Management's Overview and Summary), which included new debt or refinancings of existing debt on the properties (See "Financing Activities" in Management's Overview and Summary). The Company used these proceeds to pay down its line of credit, fund the Special Dividend (See "Other Transactions and Events" in Management's Overview and Summary) and for other general corporate purposes, which included the repurchases of the Company's common stock under the 2015 Stock Buyback Program and the 2017 Stock Buyback Program (See "Other Transactions and Events" in Management's Overview and Summary). Furthermore, the Company has filed a shelf registration statement, which registered an unspecified amount of common stock, preferred stock, depositary shares, debt securities, warrants, rights, stock purchase contracts and units that may be sold from time to time by the Company. The Company expects any additional repurchases of the Company's common stock under the 2017 Stock Buyback Program to be funded by future sales of non-core assets, borrowings under its line of credit and/or refinancing transactions.
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

The Company had an equity distribution agreement with a number of sales agents (the "ATM Program") to issue and sell, from time to time, shares of common stock, par value $0.01 per share, having an aggregate offering price of up to $500 million (the “ATM Shares”). Sales of the ATM Shares could have been made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering, which included sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange. The ATM program expired by its term in August 2017. The Company did not sell any shares under the ATM Program.
The Company's total outstanding loan indebtedness at September 30, 2017 was $7.7 billion (consisting of $5.1 billion of consolidated debt, less $229.6 million of noncontrolling interests, plus $2.8 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand.
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
The Company has a $1.5 billion revolving line of credit facility that bears interest at LIBOR plus a spread of 1.30% to 1.90%, depending on the Company's overall leverage level, and matures on July 6, 2020 with a one-year extension option. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2.0 billion. All obligations under the facility are unconditionally guaranteed only by the Company. Based on the Company's leverage level as of September 30, 2017, the borrowing rate on the facility was LIBOR plus 1.45%. At September 30, 2017, total borrowings under the line of credit were $1.0 billion less unamortized deferred finance costs of $8.2 million with a total interest rate of 3.01%.
Cash dividends and distributions for the nine months ended September 30, 2017 were $328.7 million. A total of $299.9 million was funded by operations. The remaining $28.9 million was funded from distributions from unconsolidated joint ventures, which were included in the cash flows from investing activities section of the Company's Consolidated Statement of Cash Flows.
At September 30, 2017, the Company was in compliance with all applicable loan covenants under its agreements.
At September 30, 2017, the Company had cash and cash equivalents of $71.1 million.
Off-Balance Sheet Arrangements:
The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the consolidated balance sheets of the Company as investments in unconsolidated joint ventures.
Additionally, as of September 30, 2017, the Company was contingently liable for $60.9 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Contractual Obligations:
The following is a schedule of contractual obligations as of September 30, 2017 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)(1)(2)	$5,750,286	$720,004	$1,273,406	$2,197,113	$1,559,763
Operating lease obligations(3)	259,527	11,560	19,253	18,363	210,351
Purchase obligations(3)	62,609	62,609	—	—	—
Other long-term liabilities	300,263	196,300	8,301	13,918	81,744
	$6,372,685	$990,473	$1,300,960	$2,229,394	$1,851,858
_______________________________________________________________________________

(1)	Interest payments on floating rate debt were based on rates in effect at September 30, 2017.

(2)
Long-term debt obligations to be repaid in less than one year include an aggregate of $527.7 million of mortgage loan balances on Stonewood Center, Freehold Raceway Mall and Santa Monica Place that have been subsequently paid off, refinanced or covered by a lender commitment to refinance during the fourth quarter of 2017 (See “Financing Activities” in Management’s Overview and Summary).

(3)	See Note 15—Commitments and Contingencies in the Company's Notes to Consolidated Financial Statements.

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
Management compensates for the limitations of FFO by providing investors with financial statements prepared according to GAAP, along with this detailed discussion of FFO and a reconciliation of net income to FFO and FFO-diluted. Management believes that to further understand the Company's performance, FFO should be compared with the Company's reported net income and considered in addition to cash flows in accordance with GAAP, as presented in the Company's consolidated financial statements.

Funds From Operations ("FFO") (Continued)
The following reconciles net income attributable to the Company to FFO and FFO-diluted for the three and nine months ended September 30, 2017 and 2016 (dollars and shares in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to the Company	$17,498	$13,730	$113,379	$479,867
Adjustments to reconcile net income attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted:
Noncontrolling interests in the Operating Partnership	1,256	1,272	8,351	35,067
Loss (gain) on sale or write down of assets, net—consolidated assets	11,854	19,321	(37,234)	(426,050)
Add: noncontrolling interests share of (loss) gain on sale or write down of assets—consolidated assets	—	(2,206)	—	(2,206)
Add: gain on sale of undepreciated assets—consolidated assets	727	295	727	2,932
Less: loss on write-down of non-real estate assets—consolidated assets	—	—	(10,138)	—
(Gain) loss on sale or write down of assets— unconsolidated joint ventures, net(1)	(6,712)	171	(8,981)	173
Add: gain (loss) on sale of undepreciated assets—unconsolidated joint ventures(1)	—	—	660	(2)
Depreciation and amortization—consolidated assets	83,147	86,976	249,463	259,097
Less: noncontrolling interests in depreciation and amortization—consolidated assets	(3,717)	(3,759)	(11,325)	(11,184)
Depreciation and amortization—unconsolidated joint ventures(1)	44,493	47,803	132,708	133,319
Less: depreciation on personal property	(3,499)	(3,309)	(10,326)	(9,342)
FFO attributable to common stockholders and unit holders—basic and diluted	145,047	160,294	427,284	461,671
Gain on extinguishment of debt, net—consolidated assets	—	(5,284)	—	(1,709)
FFO attributable to common stockholders and unit holders excluding extinguishment of debt, net—diluted	$145,047	$155,010	$427,284	$459,962
Weighted average number of FFO shares outstanding for:
FFO attributable to common stockholders and unit holders—basic (2)	151,624	154,589	152,668	158,277
Adjustments for impact of dilutive securities in computing FFO-diluted:
Share and unit based compensation plans	11	113	35	126
FFO attributable to common stockholders and unit holders—diluted (3)	151,635	154,702	152,703	158,403

(1)	Unconsolidated joint ventures are presented at the Company's pro rata share.

(2)
Calculated based upon basic net income as adjusted to reach basic FFO. Includes 10.3 million and 10.7 million OP Units for the three months ended September 30, 2017 and 2016, respectively, and 10.5 million and 10.8 million OP Units for the nine months ended September 30, 2017 and 2016, respectively.

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
The following table sets forth information as of September 30, 2017 concerning the Company's long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the twelve months ended September 30,
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long-term debt:
Fixed rate	$577,792	$371,340	$468,317	$588,495	$361,801	$1,420,564	$3,788,309	$3,804,410
Average interest rate	3.76%	3.58%	3.51%	4.56%	4.09%	3.65%	3.83%
Floating rate	—	—	200,000	1,080,000	—	—	1,280,000	1,273,254
Average interest rate	—%	—%	2.74%	2.92%	—%	—%	2.89%
Total debt—Consolidated Centers	$577,792	$371,340	$668,317	$1,668,495	$361,801	$1,420,564	$5,068,309	$5,077,664
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long-term debt (at Company's pro rata share):
Fixed rate	$28,281	$30,534	$38,296	$148,993	$48,729	$2,458,883	$2,753,716	$2,768,885
Average interest rate	3.67%	3.68%	3.69%	3.80%	3.72%	3.79%	3.79%
Floating rate	337	9,305	10,126	41,993	15,000	30,000	106,761	102,711
Average interest rate	2.97%	2.99%	2.94%	2.96%	2.44%	2.44%	2.74%
Total debt—Unconsolidated Joint Venture Centers	$28,618	$39,839	$48,422	$190,986	$63,729	$2,488,883	$2,860,477	$2,871,596
The consolidated Centers' total fixed rate debt at September 30, 2017 and December 31, 2016 was $3.8 billion. The average interest rate on such fixed rate debt at September 30, 2017 and December 31, 2016 was 3.83% and 3.80%, respectively. The consolidated Centers' total floating rate debt at September 30, 2017 and December 31, 2016 was $1.3 billion and $1.1 billion, respectively. The average interest rate on such floating rate debt at September 30, 2017 and December 31, 2016 was 2.89% and 2.47%, respectively.
The Company's pro rata share of the unconsolidated joint venture Centers' fixed rate debt at September 30, 2017 and December 31, 2016 was $2.8 billion and $2.7 billion, respectively. The average interest rate on such fixed rate debt at September 30, 2017 and December 31, 2016 was 3.79%, and 3.80% respectively. The Company's pro rata share of the unconsolidated joint venture Centers' floating rate debt at September 30, 2017 and December 31, 2016 was $106.8 million and $169.9 million, respectively. The average interest rate on such floating rate debt at September 30, 2017 and December 31, 2016 was 2.74% and 2.44%, respectively.
In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $13.9 million per year based on $1.4 billion of floating rate debt outstanding at September 30, 2017.
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
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of September 30, 2017, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2017 to July 31, 2017	—		$—	—		$318,343,926
August 1, 2017 to August 31, 2017	592,552	(2)	53.36	592,552	(2)	$286,725,059
September 1, 2017 to September 30, 2017	149,465	(3)	53.65	149,465	(3)	$278,707,048
	742,017		$53.42	742,017

(1)	The average price paid per share is calculated on a trade date basis.

(2)
On February 12, 2017, the Company's Board of Directors authorized the repurchase of up to $500.0 million of the Company's outstanding common shares from time to time as market conditions warrant. During the period from August 1, 2017 to August 31, 2017, the Company repurchased a total of 592,552 of its common shares in a series of transactions for approximately $31.6 million, representing an average price of $53.36 per share. The Company funded the repurchases from borrowing under its line of credit.

(3)
During the period from September 1, 2017 to September 30, 2017, the Company repurchased a total of 149,465 of its common shares in a series of transactions for approximately $8.0 million, representing an average price of $53.65 per share. The Company funded the repurchases from its share of the proceeds from the sale of an office building at Fashion District Philadelphia (See "Acquisitions and Dispositions" in Management's Overview and Summary) and from borrowing under its line of credit.

Item 3.  Defaults Upon Senior Securities
Not Applicable
Item 4.  Mine Safety Disclosures
Not Applicable
Item 5.  Other Information
On November 2, 2017, in connection with a review of the compensation of the senior executive officers of the Company by the Compensation Committee (the “Compensation Committee”) of the Company’s Board of Directors, the Company’s Board of Directors, acting on the recommendation of the Compensation Committee, approved The Macerich Company Change in Control Severance Pay Plan for Senior Executives (the “Plan”). The Compensation Committee did not recommend any additional changes to the compensation of the Company’s senior executive officers at such time.

The Plan entitles the Chief Executive Officer, President and each Senior Executive Vice President of the Company to certain benefits in the event of certain terminations of employment with the Company within 24 months following a Change in Control, unless such eligible employee is a party to an individual agreement with the Company that provides for greater payments and benefits. The discussion below describes the terms of the Plan and is qualified in its entirety by reference to the copy of the agreement, which is being filed with this Quarterly Report on Form 10-Q as Exhibit 10.1 and is incorporated herein by reference.
Pursuant to the Plan, if an eligible employee is terminated by the Company without Cause or if an eligible employee terminates his or her employment for Good Reason, in either case within 24 months following a Change in Control, such eligible employee will be entitled to receive lump sum cash payments equal to (i) annual salary and other benefits earned and accrued prior to the termination of employment, (ii) three times the sum of (A) the eligible employee’s annual base salary in effect immediately prior to termination (or prior to the Change in Control, if higher) plus (B) the average of the annual incentive bonus awarded to the eligible employee in respect of the immediately preceding three years (excluding equity incentive awards granted as part of the Company’s long-term equity incentive award program), (iii) a pro-rata cash bonus for the year in which the eligible employee’s employment was terminated based on his or her target annual cash bonus and (iv) 36 months of COBRA continuation premiums otherwise payable by the eligible employee as of the date of termination. The eligible employee will also be entitled to (i) vested rights under any equity, compensation or benefit plan, policy, practice or program with the Company, including any acceleration of vesting of equity awards as set forth in applicable equity award agreements and (ii) outplacement services for 12 months. Receipt of these payments and benefits (other than the annual salary and other benefits earned and accrued prior to the termination of employment) is subject to execution by the eligible employee of a general release of claims with the Company.
If any payments and benefits to be paid or provided to an eligible employee, whether pursuant to the terms of the Plan or otherwise, would be subject to “golden parachute” excise taxes under the Internal Revenue Code, the payments and benefits will be reduced to the extent necessary to avoid such excise taxes, but only if such a reduction of pay or benefits would result in a greater after-tax benefit to the eligible employee.
The Compensation Committee may amend, suspend or terminate the Plan at any time prior to a Change in Control without the consent of any eligible employee; provided that any amendment, suspension or termination that reduces or otherwise adversely impairs an eligible employee’s benefits under the Plan (i) will not be effective until 12 months after notice of such change is provided to the eligible employees and (ii) will not be effective if a Change in Control occurs during the 12-month notice period.
The terms Cause, Good Reason and Change in Control are specifically defined in the Plan.

Item 6.  Exhibits

Exhibit Number	Description
2.1
Master Agreement, dated November 14, 2014, by and among Pacific Premier Retail LP, MACPT LLC, Macerich PPR GP LLC, Queens JV LP, Macerich Queens JV LP, Queens JV GP LLC, 1700480 Ontario Inc. and the Company (incorporated by reference as an exhibit to the Company’s Current Report on Form 8-K, event date November 14, 2014).

3.1
Articles of Amendment and Restatement of the Company (incorporated by reference as an exhibit to the Company's Registration Statement on Form S-11, as amended (No. 33-68964)) (Filed in paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T).

3.1.1
Articles Supplementary of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date May 30, 1995) (Filed in paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T).

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

3.2	Amended and Restated Bylaws of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date April 21, 2016).
10.1*	Change In Control Severance Pay Plan for Senior Executives.
31.1	Section 302 Certification of Arthur Coppola, Chief Executive Officer
31.2	Section 302 Certification of Thomas O'Hern, Chief Financial Officer
32.1**	Section 906 Certifications of Arthur Coppola and Thomas O'Hern
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.
** Furnished herewith.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MACERICH COMPANY
		By:	/s/ THOMAS E. O'HERN
Thomas E. O'Hern
Senior Executive Vice President and Chief Financial Officer
Date:	November 3, 2017		(Principal Financial Officer)