Form 10-K
period 2017-12-31
MACERICH CO
filed 2018-02-23
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act YES ☒    NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act YES ☐    NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒    NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment on to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $8.2 billion as of the last business day of the registrant's most recently completed second fiscal quarter based upon the price at which the common shares were last sold on that day.
Number of shares outstanding of the registrant's common stock, as of February 21, 2018: 140,852,118 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual stockholders meeting to be held in 2018 are incorporated by reference into Part III of this Form 10-K.

THE MACERICH COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2017

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
ITEM 1.    BUSINESS
General
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). As of December 31, 2017, the Operating Partnership owned or had an ownership interest in 48 regional shopping centers and seven community/power shopping centers. These 55 regional and community/power shopping centers (which include any related office space) consist of approximately 53 million square feet of gross leasable area (“GLA”) and are referred to herein as the “Centers”. The Centers consist of consolidated Centers (“Consolidated Centers”) and unconsolidated joint venture Centers (“Unconsolidated Joint Venture Centers”) as set forth in “Item 2. Properties,” unless the context otherwise requires.

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
Recent Developments
Acquisitions and Dispositions:
On January 18, 2017, the Company sold Cascade Mall, a 589,000 square foot regional shopping center in Burlington, Washington; and Northgate Mall, a 750,000 square foot regional shopping center in San Rafael, California, in a combined transaction for $170.0 million, resulting in a gain on the sale of assets of $59.6 million. The proceeds were used to pay off the mortgage note payable on Northgate Mall and to repurchase shares of the Company's common stock under the 2017 Stock Buyback Program (See "Other Transactions and Events").
On March 17, 2017, the Company's joint venture in Country Club Plaza sold an office building for $78.0 million, resulting in a gain on sale of assets of $4.6 million. The Company's pro rata share of the gain on sale of assets of $2.3 million was included in equity in income of unconsolidated joint ventures. The Company used its share of the proceeds to fund repurchases under the 2017 Stock Buyback Program (See "Other Transactions and Events").
On September 18, 2017, the Company's joint venture in Fashion District Philadelphia sold an office building for $61.5 million, resulting in a gain on sale of assets of $13.1 million. The Company's pro rata share of the gain on sale of assets of $6.5 million was included in equity in income of unconsolidated joint ventures. The Company used its share of the proceeds to fund repurchases under the 2017 Stock Buyback Program (See "Other Transactions and Events").
On November 16, 2017, the Company sold 500 North Michigan Avenue, a 326,000 square foot office building in Chicago, Illinois for $86.4 million, resulting in a gain on sale of assets of $14.6 million. The Company used the proceeds from the sale to pay down its line of credit and for other general corporate purposes.
On December 14, 2017, the Company’s joint venture in Westcor/Queens Creek LLC sold land for $30.5 million, resulting in a gain on sale of assets of $14.9 million. The Company’s share of the gain on sale was $5.4 million. The Company used its portion of the proceeds to pay down its line of credit and for general corporate purposes.
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
On September 29, 2017, the Company placed a new $110.0 million loan on Green Acres Commons that bears interest at LIBOR plus 2.15% and matures on March 29, 2021, including extension options. The loan can be expanded, depending on certain conditions, up to $130.0 million. The Company used the proceeds to pay down its line of credit and for general corporate purposes.
On October 19, 2017, the Company's joint venture in Chandler Fashion Center and Freehold Raceway Mall replaced the existing loan on Freehold Raceway Mall with a new $400.0 million loan that bears interest at an effective rate of 3.94% and matures on November 1, 2029. The Company used its share of the net proceeds to pay down its line of credit and for general corporate purposes.

On December 4, 2017, the Company replaced the existing loan on Santa Monica Place with a new $300.0 million loan that bears interest at LIBOR plus 1.35% and matures on December 9, 2022, including three one-year extension options. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 4.00%. The Company used the net proceeds to pay down its line of credit and for general corporate purposes.
On January 22, 2018, the Company's joint venture in Fashion District Philadelphia obtained a $250.0 million term loan that bears interest at LIBOR plus 2.0% and matures on January 22, 2023. Concurrent with the loan closing, the joint venture borrowed $150.0 million on the term loan and expects to borrow the remaining $100.0 million in the first quarter of 2018. The Company used its share of the proceeds to pay down its line of credit and for general corporate purposes.
On February 5, 2018, the Company's joint venture in Broadway Plaza received a loan commitment for $450.0 million on the property at a fixed rate of 4.18% for twelve years. The loan is expected to close in the first quarter of 2018. The Company plans to use its share of the loan proceeds to pay down its line of credit.
Redevelopment and Development Activity:
The Company's joint venture is proceeding with the development of Fashion District Philadelphia, a redevelopment of an 850,000 square foot shopping center in Philadelphia, Pennsylvania. The project is expected to be completed in the fourth quarter of 2018. The total cost of the project is estimated to be between $305.0 million and $365.0 million, with $152.5 million to $182.5 million estimated to be the Company's pro rata share. The Company has funded $127.2 million of the total $254.4 million incurred by the joint venture as of December 31, 2017.
The Company is currently in the process of redeveloping a 250,000 square foot former Sears store at Kings Plaza Shopping Center.  The Company expects to complete the project in the second quarter of 2018.  As of December 31, 2017, the Company has incurred $63.6 million in costs and anticipates the total cost of the project to be between $95.0 million and $100.0 million.
Other Transactions and Events:
On February 12, 2017, the Company's Board of Directors authorized the repurchase of up to $500.0 million of its outstanding common shares as market conditions and the Company’s liquidity warrant. Repurchases may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares and pursuant to Rule 10b5-1 of the Securities Act of 1934, from time to time as permitted by securities laws and other legal requirements. During the period from February 12, 2017 to December 31, 2017, the Company repurchased a total of 3,627,390 of its common shares for $221.4 million, representing an average price of $61.01 per share. The Company funded the repurchases from the net proceeds of the sale of Cascade Mall and Northgate Mall (See "Acquisitions and Dispositions"), its share of the proceeds from the sale of office buildings at Fashion District Philadelphia and Country Club Plaza (See "Acquisitions and Dispositions") and from borrowings under its line of credit.
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

The Centers:
As of December 31, 2017, the Centers primarily included 48 Regional Shopping Centers and seven Community/Power Shopping Centers totaling approximately 53 million square feet of GLA. These 55 Centers average approximately 929,000 square feet of GLA and range in size from 3.5 million square feet of GLA at Tysons Corner Center to 185,000 square feet of GLA at Boulevard Shops. As of December 31, 2017, the Centers primarily included 195 Anchors totaling approximately 26.4 million square feet of GLA and approximately 5,200 Mall Stores and Freestanding Stores totaling approximately 25.1 million square feet of GLA.
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
Major Tenants:
The Centers derived approximately 74% of their total rents for the year ended December 31, 2017 from Mall Stores and Freestanding Stores under 10,000 square feet, and Big Box and Anchor tenants accounted for 26% of total rents for the year ended December 31, 2017. Total rents as set forth in "Item 1. Business" include minimum rents and percentage rents.
The following retailers (including their subsidiaries) represent the 10 largest tenants in the Centers based upon total rents in place as of December 31, 2017:

Tenant	Primary DBAs	Number of Locations in the Portfolio	% of Total Rents
L Brands, Inc.	Victoria's Secret, Bath and Body Works, PINK	95	2.8%
Forever 21, Inc.	Forever 21, XXI Forever	33	2.3%
Foot Locker, Inc.	Champs Sports, Foot Locker, Kids Foot Locker, Lady Foot Locker, Foot Action, House of Hoops SIX:02 and others	94	2.1%
H & M Hennes & Mauritz AB	H & M	23	1.9%
Gap, Inc., The	Athleta, Banana Republic, Gap, Gap Kids, Old Navy and others	54	1.7%
Signet Jewelers	Jared Jewelry, Kay Jewelers, Piercing Pagoda, Shaw's Jewelers, Weisfield Jewelers, Zales	104	1.6%
Dick's Sporting Goods, Inc.	Dick's Sporting Goods	15	1.5%
American Eagle Outfitters, Inc.	American Eagle Outfitters, aerie	37	1.2%
Sears Holdings Corporation	Sears	21	1.0%
Golden Gate Capital	Payless ShoeSource, Eddie Bauer, California Pizza Kitchen, PacSun	71	1.0%

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
Tenant space of 10,000 square feet and under in the Company's portfolio at December 31, 2017 comprises approximately 65% of all Mall Store and Freestanding Store space. The Company uses tenant spaces of 10,000 square feet and under for comparing rental rate activity because this space is more consistent in terms of shape and configuration and, as such, the Company is able to provide a meaningful comparison of rental rate activity for this space. Mall Store and Freestanding Store space greater than 10,000 square feet is inconsistent in size and configuration throughout the Company's portfolio and as a result does not lend itself to a meaningful comparison of rental rate activity with the Company's other space. Much of the non-Anchor space over 10,000 square feet is not physically connected to the mall, does not share the same common area amenities and does not benefit from the foot traffic in the mall. As a result, space greater than 10,000 square feet has a unique rent structure that is inconsistent with mall space under 10,000 square feet.
The following tables set forth the average base rent per square foot for the Centers, as of December 31 for each of the past five years:
Mall Stores and Freestanding Stores under 10,000 square feet:

For the Years Ended December 31,	Avg. Base Rent Per Sq. Ft.(1)(2)	Avg. Base Rent Per Sq. Ft. on Leases Executed During the Year(2)(3)	Avg. Base Rent Per Sq. Ft. on Leases Expiring During the Year(2)(4)
Consolidated Centers:
2017	$55.08	$57.36	$49.61
2016	$53.51	$53.48	$44.77
2015	$52.64	$53.99	$49.02
2014	$49.68	$49.55	$41.20
2013	$44.51	$45.06	$40.00
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2017	$60.99	$63.50	$55.50
2016	$57.90	$64.78	$57.29
2015	$60.74	$80.18	$60.85
2014	$63.78	$82.47	$64.59
2013	$62.47	$63.44	$48.43

Big Box and Anchors:

For the Years Ended December 31,	Avg. Base Rent Per Sq. Ft.(1)(2)	Avg. Base Rent Per Sq. Ft. on Leases Executed During the Year(2)(3)	Number of Leases Executed During the Year	Avg. Base Rent Per Sq. Ft. on Leases Expiring During the Year(2)(4)	Number of Leases Expiring During the Year
Consolidated Centers:
2017	$14.13	$18.19	24	$14.85	21
2016	$13.34	$22.23	20	$19.12	8
2015	$12.72	$19.87	19	$8.96	14
2014	$11.26	$18.28	22	$15.16	14
2013	$10.94	$14.61	29	$14.08	21
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2017	$16.87	$26.33	15	$33.25	8
2016	$15.76	$29.41	13	$28.00	1
2015	$14.48	$33.00	14	$9.30	8
2014	$18.51	$33.62	11	$27.27	6
2013	$13.36	$37.45	22	$24.58	10
_____________________

(1)
Average base rent per square foot is based on spaces occupied as of December 31 for each of the Centers and gives effect to the terms of each lease in effect, as of such date, including any concessions, abatements and other adjustments or allowances that have been granted to the tenants.

(2)
Centers under development and redevelopment are excluded from average base rents. As a result, the leases for Fashion District Philadelphia, Paradise Valley Mall and Westside Pavilion are excluded for the years ended December 31, 2017, 2016, 2015 and 2014. The leases for Broadway Plaza are excluded for the years ended December 31, 2016, 2015, and 2014. The leases for Fashion Outlets of Niagara Falls USA and SouthPark Mall are excluded for the years ended December 31, 2015 and 2014. The leases for Paradise Valley Mall are excluded for the year ended December 31, 2013.

The leases for Cascade Mall and Northgate Mall, which were sold on January 18, 2017, are excluded for the year ended December 31, 2016. Flagstaff Mall was conveyed to the mortgage lender by a deed-in-lieu of foreclosure on July 15, 2016 and is excluded for the year ended December 31, 2015. On June 30, 2015, Great Northern Mall was conveyed to the mortgage lender by a deed-in-lieu of foreclosure and is excluded for the year ended December 31, 2014. The leases for Rotterdam Square, which was sold on January 15, 2014, are excluded for the year ended December 31, 2013.

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

	For the Years Ended December 31,
	2017	2016 (1)	2015 (2)	2014 (3)	2013 (4)
Consolidated Centers:
Minimum rents	9.5%	9.4%	9.0%	8.7%	8.4%
Percentage rents	0.3%	0.4%	0.4%	0.4%	0.4%
Expense recoveries(5)	4.2%	4.3%	4.5%	4.3%	4.5%
	14.0%	14.1%	13.9%	13.4%	13.3%
Unconsolidated Joint Venture Centers:
Minimum rents	8.6%	8.6%	8.1%	8.7%	8.8%
Percentage rents	0.3%	0.3%	0.4%	0.4%	0.4%
Expense recoveries(5)	3.8%	3.9%	4.0%	4.5%	4.0%
	12.7%	12.8%	12.5%	13.6%	13.2%
_____________________________

(1)	Cascade Mall and Northgate Mall were sold on January 18, 2017 and are excluded for the year ended December 31, 2016.

(2)	Flagstaff Mall was conveyed to the mortgage lender by a deed-in-lieu of foreclosure on July 15, 2016 and is excluded for the year ended December 31, 2015.

(3)	Great Northern Mall was conveyed to the mortgage lender by a deed-in-lieu of foreclosure on June 30, 2015 and is excluded for the year ended December 31, 2014.

(4)	Rotterdam Square was sold on January 15, 2014 and is excluded for the year ended December 31, 2013.

(5)	Represents real estate tax and common area maintenance charges.

Lease Expirations:
The following tables show scheduled lease expirations for Centers owned as of December 31, 2017 for the next ten years, assuming that none of the tenants exercise renewal options:
Mall Stores and Freestanding Stores under 10,000 square feet:

Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Leases Expiring(1)	% of Total Leased GLA Represented by Expiring Leases(1)	Ending Base Rent per Square Foot of Expiring Leases(1)	% of Base Rent Represented by Expiring Leases(1)
Consolidated Centers:
2018	345	712,258	13.94%	$52.29	12.32%
2019	333	768,299	15.04%	$48.73	12.38%
2020	302	621,413	12.16%	$53.90	11.08%
2021	236	519,116	10.16%	$57.62	9.89%
2022	197	366,228	7.17%	$62.52	7.57%
2023	169	353,073	6.91%	$59.81	6.99%
2024	165	430,007	8.42%	$64.43	9.16%
2025	161	415,255	8.13%	$67.60	9.28%
2026	140	436,015	8.53%	$67.06	9.67%
2027	105	251,538	4.92%	$79.34	6.60%
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2018	224	269,343	11.20%	$60.09	10.10%
2019	208	230,305	9.57%	$66.18	9.51%
2020	199	258,621	10.75%	$58.50	9.44%
2021	209	261,733	10.88%	$65.50	10.69%
2022	157	221,959	9.23%	$62.22	8.62%
2023	142	231,859	9.64%	$57.00	8.24%
2024	108	180,137	7.49%	$62.62	7.04%
2025	121	203,784	8.47%	$66.24	8.42%
2026	153	224,682	9.34%	$86.27	12.09%
2027	111	164,641	6.84%	$86.26	8.86%

Big Boxes and Anchors:

Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Leases Expiring(1)	% of Total Leased GLA Represented by Expiring Leases(1)	Ending Base Rent per Square Foot of Expiring Leases(1)	% of Base Rent Represented by Expiring Leases(1)
Consolidated Centers:
2018	13	251,179	2.41%	$16.83	2.54%
2019	21	678,113	6.50%	$10.19	4.15%
2020	21	894,784	8.57%	$10.30	5.53%
2021	30	1,484,891	14.22%	$8.74	7.79%
2022	29	1,103,013	10.57%	$20.39	13.49%
2023	27	888,518	8.51%	$12.48	6.65%
2024	23	809,431	7.75%	$20.59	10.00%
2025	22	769,713	7.37%	$23.43	10.82%
2026	16	735,337	7.04%	$15.07	6.65%
2027	19	578,200	5.54%	$30.23	10.48%
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2018	7	55,761	1.09%	$38.20	2.47%
2019	9	129,574	2.54%	$31.29	4.70%
2020	26	812,934	15.94%	$14.12	13.32%
2021	18	228,750	4.49%	$21.54	5.72%
2022	18	606,825	11.90%	$8.03	5.66%
2023	20	298,452	5.85%	$21.16	7.33%
2024	20	291,001	5.71%	$33.68	11.37%
2025	21	1,049,746	20.59%	$12.65	15.41%
2026	19	364,157	7.14%	$25.13	10.62%
2027	11	157,891	3.10%	$30.84	5.65%
_______________________________________________________________________________

(1)
The ending base rent per square foot on leases expiring during the period represents the final year minimum rent, on a cash basis, for tenant leases expiring during the year. Currently, 48% of leases have provisions for future consumer price index increases that are not reflected in ending base rent. The leases for Centers currently under development and redevelopment are excluded from this table.

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
Anchors accounted for approximately 7.9% of the Company's total rents for the year ended December 31, 2017.

The following table identifies each Anchor, each parent company that owns multiple Anchors and the number of square feet owned or leased by each such Anchor or parent company in the Company's portfolio at December 31, 2017.

Name	Number of Anchor Stores	GLA Owned by Anchor	GLA Leased by Anchor	Total GLA Occupied by Anchor
Macy's Inc.
Macy's(1)	37	4,918,000	1,931,000	6,849,000
Bloomingdale's	2	—	355,000	355,000
	39	4,918,000	2,286,000	7,204,000
JCPenney(2)	28	1,744,000	2,299,000	4,043,000
Sears	21	811,000	2,237,000	3,048,000
Dillard's	14	2,205,000	257,000	2,462,000
Nordstrom(3)	12	739,000	1,339,000	2,078,000
Dick's Sporting Goods	15	—	952,000	952,000
Forever 21	8	155,000	629,000	784,000
Target	4	304,000	273,000	577,000
The Bon-Ton Stores, Inc.
Younkers	3	—	317,000	317,000
Bon-Ton, The	1	—	71,000	71,000
Herberger's	1	188,000	—	188,000
	5	188,000	388,000	576,000
Hudson Bay Company
Lord & Taylor	3	121,000	199,000	320,000
Saks Fifth Avenue	1	—	92,000	92,000
	4	121,000	291,000	412,000
Home Depot	3	—	395,000	395,000
Burlington(2)	4	187,000	182,000	369,000
Costco	2	—	321,000	321,000
Kohl's	3	89,000	200,000	289,000
Primark(2)	3	—	240,000	240,000
Neiman Marcus	2	—	188,000	188,000
Von Maur	2	187,000	—	187,000
Walmart	1	—	173,000	173,000
Century 21	2	—	171,000	171,000
La Curacao	1	—	165,000	165,000
Boscov's	1	—	161,000	161,000
Belk	2	—	139,000	139,000
BJ's Wholesale Club	1	—	123,000	123,000
Lowe's	1	—	114,000	114,000
Mercado de los Cielos	1	—	78,000	78,000
L.L. Bean	1	—	75,000	75,000
Best Buy	1	66,000	—	66,000
Des Moines Area Community College	1	64,000	—	64,000
Bealls	1	—	40,000	40,000
Vacant Anchors(4)	8	—	636,000	636,000
	191	11,778,000	14,352,000	26,130,000
Anchors at Centers not owned by the Company(5):
Forever 21	1	—	79,000	79,000
Kohl's	1	—	83,000	83,000
Vacant Anchors(4)	2	—	116,000	116,000
Total	195	11,778,000	14,630,000	26,408,000

_______________________________

(1)	The Anchor has announced its intention of closing their location at Westside Pavilion in March 2018.

(2)	The Company anticipates that Burlington, JCPenney and Primark will open stores at Kings Plaza Shopping Center in Spring 2018.

(3)	Nordstrom has announced plans to open a store at Country Club Plaza in 2021.

(4)
The Company is seeking replacement tenants and/or contemplating redevelopment opportunities for these vacant sites. The Company continues to collect rent under the terms of an agreement regarding one of these vacant Anchor locations.

(5)
The Company owns an office building and seven stores located at shopping centers not owned by the Company. Of these seven stores, one has been leased to Forever 21, one has been leased to Kohl's, two are vacant and three have been leased for non-Anchor usage.

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
Insurance
Each of the Centers has comprehensive liability, fire, extended coverage and rental loss insurance with insured limits customarily carried for similar properties. The Company does not insure certain types of losses (such as losses from wars), because they are either uninsurable or not economically insurable. In addition, while the Company or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in California, the policies are subject to a deductible equal to 5% of the total insured value of each Center, a $100,000 per occurrence minimum and a combined annual aggregate loss limit of $150 million on these Centers. The Company or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in the Pacific Northwest and in the New Madrid Seismic Zone. However, the policies are subject to a deductible equal to 2% of the total insured value of each Center, a $50,000 per occurrence minimum and a combined annual aggregate loss limit of $200 million on these Centers. While the Company or the relevant joint venture also carries standalone terrorism insurance on the Centers, the policies are subject to a $50,000 deductible and a combined annual aggregate loss limit of $1.2 billion. Each Center has environmental insurance covering eligible third‑party losses, remediation and non-owned disposal sites, subject to a $100,000 retention and a $50 million three-year aggregate loss limit, with the exception of one Center, which has a $5 million ten-year aggregate loss limit and another Center, which has a $20 million ten-

year aggregate loss limit. Some environmental losses are not covered by this insurance because they are uninsurable or not economically insurable. Furthermore, the Company carries title insurance on substantially all of the Centers for generally less than their full value.
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
Supplemental Material Federal Income Tax Considerations
On December 22, 2017, President Trump signed into law H.R. 1, known as the “Tax Cuts and Jobs Act” (the “TCJA”). The provisions of the TCJA generally apply to taxable years beginning after December 31, 2017. Significant provisions of the TCJA that investors should be aware of include provisions that: (i) lower the corporate income tax rate to 21% and lower Foreign Investment in Real Property Tax Act withholding on certain capital gain dividends to 21%, (ii) provide noncorporate taxpayers with a deduction of up to 20% of certain income earned through partnerships and REITs for taxable years beginning before January 1, 2026, (iii) limits the net operating loss deduction to 80% of taxable income, where taxable income is determined without regard to the net operating loss deduction itself, generally eliminates net operating loss carrybacks and allows unused net operating losses to be carried forward indefinitely, (iv) expand the ability of businesses to deduct the cost of certain property investments in the year in which the property is purchased, and (v) generally lower tax rates for individuals and other noncorporate taxpayers for taxable years beginning before January 1, 2026, while limiting deductions such as miscellaneous itemized deductions and state and local tax deductions.
In addition, the TCJA limits the deduction for net interest expense incurred by a business to 30% of the “adjusted taxable income” of the taxpayer. However, the limitation on the interest expense deduction does not apply to electing real property trades or businesses, such as any real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage trade or business. Making the election to be treated as a real property trade or business requires the electing real property trade or business to depreciate non-residential real property, residential rental property, and qualified improvement property over a longer period using the alternative depreciation system. The Company generally will decide whether to make any available election to treat as a real property trade or business any direct or indirect investment made through an entity that it controls.
Stockholders are urged to consult with their own tax advisors with respect to the impact that the TCJA and other legislation may have on their investment and the status of legislative, regulatory or administrative developments and proposals and their potential effect on their investment in the Company's stock.
Employees
As of December 31, 2017, the Company had approximately 855 employees, of which approximately 850 were full-time. The Company believes that relations with its employees are good.
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
Our real estate assets may be subject to impairment charges.
We periodically assess whether there are any indicators that the value of our real estate assets and other investments may be impaired. A property’s value is considered to be impaired only if the estimated aggregate future undiscounted property cash flows are less than the carrying value of the property. In our estimate of cash flows, we consider factors such as trends and prospects and the effects of demand and competition on expected future operating income. If we are evaluating the potential sale of an asset or redevelopment alternatives, the undiscounted future cash flows consider the most likely course of action as of the balance sheet date based on current plans, intended holding periods and available market information. We are required to make subjective assessments as to whether there are impairments in the value of our real estate assets and other investments. Impairment charges have an immediate direct impact on our earnings. There can be no assurance that we will not take additional charges in the future related to the impairment of our assets. Any future impairment could have a material adverse effect on our operating results in the period in which the charge is taken.

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
Some of our Centers are located in areas that are subject to natural disasters, including our Centers in California or in other areas with higher risk of earthquakes, our Centers in flood plains or in areas that may be adversely affected by tornadoes, as well as our Centers in coastal regions that may be adversely affected by increases in sea levels or in the frequency or severity of hurricanes, tropical storms or other severe weather conditions. The occurrence of natural disasters can delay redevelopment or development projects, increase investment costs to repair or replace damaged properties, increase future property insurance costs and negatively impact the tenant demand for lease space. If insurance is unavailable to us or is unavailable on acceptable terms, or our insurance is not adequate to cover losses from these events, our financial condition and results of operations could be adversely affected.
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
Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make expenditures that adversely affect our cash flows.
All of the properties in our portfolio are required to comply with the Americans with Disabilities Act (“ADA”). The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers, and non-compliance could result in the imposition of fines by the United States government or an award of damages to private litigants, or both. While the tenants to whom our portfolio is leased are obligated to comply with ADA provisions, within their leased premises, if required changes within their  leased premises involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of tenants to cover costs could be adversely affected. Furthermore, we are required to comply with ADA requirements within the common areas of our portfolio and we may not be able to pass on to our tenants any costs necessary to remediate any common area ADA issues. As a result, we could be required to expend funds to comply with the provisions of the ADA, which could adversely affect our financial condition and operating results. In addition, we are required to operate the properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our portfolio. We may be required to make substantial capital expenditures to comply with, and we may be restricted in our ability to renovate or redevelop the properties subject to, those requirements. The resulting expenditures and restrictions could have a material adverse effect on our ability to meet our financial obligations.
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
Our total outstanding loan indebtedness at December 31, 2017 was $7.7 billion (consisting of $5.2 billion of consolidated debt, less $319.6 million attributable to noncontrolling interests, plus $2.8 billion of our pro rata share of unconsolidated joint venture mortgage notes and $60.0 million of our pro rata share of an unconsolidated joint venture term loan). As a result of this substantial indebtedness, we are required to use a material portion of our cash flow to service principal and interest on our debt, which limits the amount of cash available for other business opportunities. We are also subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet required debt service and that rising interest rates could adversely affect our debt service costs. In addition, our use of interest rate hedging arrangements may expose us to additional risks, including that the counterparty to the arrangement may fail to honor its obligations and that termination of these arrangements typically involves costs such as transaction fees or breakage costs. Furthermore, most of our Centers are mortgaged to secure payment of indebtedness, and if income from the Center is insufficient to pay that indebtedness, the Center could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value. Certain Centers also have debt that could become recourse debt to us if the Center is unable to discharge such debt obligation and, in certain circumstances, we may incur liability with respect to such debt greater than our legal ownership.
We are obligated to comply with financial and other covenants that could affect our operating activities.
Our unsecured credit facilities contain financial covenants, including interest coverage requirements, as well as limitations on our ability to incur debt, make dividend payments and make certain acquisitions. These covenants may restrict our ability to pursue certain business initiatives or certain transactions that might otherwise be advantageous. In addition, failure to meet certain of these financial covenants could cause an event of default, which, if not cured or waived, could accelerate some or all of such indebtedness which could have a material adverse effect on us.
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
We have fiduciary responsibilities to our joint venture partners that could affect decisions concerning the Joint Venture Centers. Our partners in certain Joint Venture Centers (notwithstanding our majority legal ownership) share control of major decisions relating to the Joint Venture Centers, including decisions with respect to sales, refinancings and the timing and amount of additional capital contributions, as well as decisions that could have an adverse impact on us.
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
If a transaction intended to qualify as a Section 1031 Exchange is later determined to be taxable, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax deferred basis. Under recently enacted legislation, Section 1031 Exchanges now only apply to real property and do not apply to any related personal property transferred with the real property. As a result, any appreciated personal property that is transferred in connection with a Section 1031 Exchange of real property will cause gain to be recognized, and such gain is generally treated as non-qualifying income for the 95% and 75% gross income tests. Any such non-qualifying income could have an adverse effect on our REIT status.
If our Operating Partnership fails to maintain its status as a partnership for tax purposes, we would face adverse tax consequences.
We intend to maintain the status of the Operating Partnership as a partnership for federal income tax purposes. However, if the Internal Revenue Service were to successfully challenge the status of the Operating Partnership as an entity taxable as a partnership, the Operating Partnership would be taxable as a corporation. This would reduce the amount of distributions that the Operating Partnership could make to us. This could also result in our losing REIT status, with the consequences described above. This would substantially reduce the cash available to us to make distributions and the return on your investment. In addition, if any of the partnerships or limited liability companies through which the Operating Partnership owns its property, in whole or in part, loses its characterization as a partnership or disregarded entity for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the Operating Partnership. Such a recharacterization of an underlying entity could also threaten our ability to maintain REIT status.
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

On December 22, 2017, President Trump signed into law H.R. 1, known as the “Tax Cuts and Jobs Act” (the “TCJA”). The TCJA makes major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their stockholders. The individual and collective impact of these provisions and other provisions of the Tax Act on REITs and their stockholders is uncertain, and may not become evident for some period of time. Prospective investors should consult their tax advisors regarding the implications of the TCJA on their investment in our shares.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
The following table sets forth certain information regarding the Centers and other locations that are wholly owned or partly owned by the Company as of December 31, 2017.

Count	Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors (3)	Company-Owned Anchors (3)
	CONSOLIDATED CENTERS:
1	50.1%	Chandler Fashion Center	2001/2002	-	1,318,000	633,000	94.7%	Dillard's, Macy's, Nordstrom	Sears
		Chandler, Arizona
2	100%	Danbury Fair Mall	1986/2005	2016	1,269,000	524,000	92.1%	JCPenney, Macy's	Dick's Sporting Goods, Forever 21, Lord & Taylor, Primark, Sears
		Danbury, Connecticut
3	100%	Desert Sky Mall	1981/2002	2007	894,000	283,000	98.5%	Burlington, Dillard's, Sears	La Curacao, Mercado de los Cielos
		Phoenix, Arizona
4	100%	Eastland Mall(4)	1978/1998	1996	1,026,000	537,000	96.7%	Dillard's, Macy's	JCPenney
		Evansville, Indiana
5	100%	Fashion Outlets of Chicago	2013/—	-	538,000	538,000	95.9%	—	—
		Rosemont, Illinois
6	100%	Fashion Outlets of Niagara Falls USA	1982/2011	2014	688,000	688,000	90.2%	—	—
		Niagara Falls, New York
7	50.1%	Freehold Raceway Mall	1990/2005	2007	1,671,000	774,000	97.0%	JCPenney, Lord & Taylor, Macy's, Nordstrom	Dick's Sporting Goods, Primark, Sears
		Freehold, New Jersey
8	100%	Fresno Fashion Fair	1970/1996	2006	964,000	403,000	94.3%	Macy's	Forever 21, JCPenney, Macy's
		Fresno, California
9	100%	Green Acres Mall(4)	1956/2013	2016	2,069,000	881,000	97.9%	—	BJ's Wholesale Club, Dick's Sporting Goods, Century 21, JCPenney, Kohl's, Macy's (two), Sears, Walmart
		Valley Stream, New York
10	100%	Inland Center	1966/2004	2016	869,000	207,000	95.3%	Macy's, Sears	Forever 21, JCPenney
		San Bernardino, California
11	100%	Kings Plaza Shopping Center(4)(6)	1971/2012	2002	1,138,000	446,000	96.6%	Macy's	Burlington, JCPenney, Lowe's, Primark
		Brooklyn, New York
12	100%	La Cumbre Plaza(4)	1967/2004	1989	491,000	174,000	88.0%	Macy's	Sears
		Santa Barbara, California
13	100%	NorthPark Mall	1973/1998	2001	1,051,000	401,000	87.7%	Dillard's, JCPenney, Sears, Von Maur	Younkers
		Davenport, Iowa
14	100%	Oaks, The	1978/2002	2009	1,193,000	591,000	93.0%	JCPenney, Macy's (two)	Dick's Sporting Goods, Nordstrom
		Thousand Oaks, California
15	100%	Pacific View	1965/1996	2001	1,061,000	412,000	95.1%	JCPenney, Sears, Target	Macy's
		Ventura, California
16	100%	Queens Center(4)	1973/1995	2004	963,000	407,000	99.5%	JCPenney, Macy's	—
		Queens, New York
17	100%	Santa Monica Place	1980/1999	2015	526,000	302,000	89.2%	—	Bloomingdale's, Nordstrom
		Santa Monica, California
18	84.9%	SanTan Village Regional Center	2007/—	2009	1,086,000	679,000	97.6%	Dillard's, Macy's	Dick's Sporting Goods
		Gilbert, Arizona
19	100%	SouthPark Mall	1974/1998	2015	863,000	349,000	83.8%	Dillard's, Von Maur	Dick's Sporting Goods, JCPenney, Younkers
		Moline, Illinois

Count	Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors (3)	Company-Owned Anchors (3)
20	100%	Stonewood Center(4)	1953/1997	1991	933,000	359,000	93.1%	—	JCPenney, Kohl's, Macy's, Sears
		Downey, California
21	100%	Superstition Springs Center(5)	1990/2002	2002	1,041,000	345,000	89.5%	Dillard's, JCPenney, Macy's, Sears	—
		Mesa, Arizona
22	100%	Towne Mall	1985/2005	1989	350,000	179,000	86.2%	—	Belk, JCPenney, Sears
		Elizabethtown, Kentucky
23	100%	Tucson La Encantada	2002/2002	2005	244,000	244,000	94.2%	—	—
		Tucson, Arizona
24	100%	Valley Mall	1978/1998	1992	505,000	190,000	95.6%	Target	Belk, Dick's Sporting Goods, JCPenney
		Harrisonburg, Virginia
25	100%	Valley River Center(5)	1969/2006	2007	868,000	345,000	96.9%	Macy's	JCPenney
		Eugene, Oregon
26	100%	Victor Valley, Mall of	1986/2004	2012	577,000	254,000	97.9%	Macy's	Dick's Sporting Goods, JCPenney, Sears
		Victorville, California
27	100%	Vintage Faire Mall	1977/1996	2008	1,138,000	405,000	98.1%	Forever 21, Macy's	Dick's Sporting Goods, JCPenney, Macy's, Sears
		Modesto, California
28	100%	Wilton Mall	1990/2005	1998	734,000	449,000	94.6%	JCPenney	Bon-Ton, Dick's Sporting Goods, Sears
		Saratoga Springs, New York
		Total Consolidated Centers			26,068,000	11,999,000	94.4%
	UNCONSOLIDATED JOINT VENTURE CENTERS:
29	60%	Arrowhead Towne Center	1993/2002	2015	1,197,000	390,000	95.5%	Dillard's, JCPenney, Macy's	Dick's Sporting Goods, Forever 21, Sears
		Glendale, Arizona
30	50%	Biltmore Fashion Park	1963/2003	2006	517,000	212,000	95.6%	—	Macy's, Saks Fifth Avenue
		Phoenix, Arizona
31	50%	Broadway Plaza(4)	1951/1985	2016	888,000	343,000	97.6%	Macy's	Neiman Marcus, Nordstrom
		Walnut Creek, California
32	50.1%	Corte Madera, The Village at	1985/1998	2005	461,000	224,000	97.4%	Macy's, Nordstrom	—
		Corte Madera, California
33	50%	Country Club Plaza(7)	1922/2016	2015	1,001,000	1,001,000	n/a	—	—
		Kansas City, Missouri
34	51%	Deptford Mall	1975/2006	1990	1,040,000	343,000	98.0%	JCPenney, Macy's	Boscov's, Sears
		Deptford, New Jersey
35	51%	FlatIron Crossing	2000/2002	2009	1,433,000	734,000	96.7%	Dillard's, Macy's, Nordstrom	Dick's Sporting Goods, Forever 21
		Broomfield, Colorado
36	50%	Kierland Commons	1999/2005	2003	435,000	435,000	96.2%	—	—
		Scottsdale, Arizona
37	60%	Lakewood Center	1953/1975	2008	2,070,000	1,004,000	97.4%	—	Costco, Forever 21, Home Depot, JCPenney, Macy's, Target
		Lakewood, California
38	60%	Los Cerritos Center(4)	1971/1999	2016	1,305,000	545,000	96.3%	Macy's, Nordstrom	Dick's Sporting Goods, Forever 21, Sears
		Cerritos, California
39	50%	North Bridge, The Shops at(4)	1998/2008	-	674,000	414,000	98.8%	—	Nordstrom
		Chicago, Illinois
40	50%	Scottsdale Fashion Square(5)	1961/2002	2015	1,837,000	831,000	91.3%	Dillard's	Dick's Sporting Goods, Macy's, Neiman Marcus, Nordstrom
		Scottsdale, Arizona
41	60%	South Plains Mall	1972/1998	2017	1,128,000	469,000	91.5%	—	Bealls, Dillard's (two), JCPenney, Sears
		Lubbock, Texas

Count	Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors (3)	Company-Owned Anchors (3)
42	51%	Twenty Ninth Street(4)	1963/1979	2007	847,000	555,000	97.3%	Macy's	Home Depot
		Boulder, Colorado
43	50%	Tysons Corner Center	1968/2005	2014	1,971,000	1,087,000	96.6%	—	Bloomingdale's, L.L. Bean, Lord & Taylor, Macy's, Nordstrom
		Tysons Corner, Virginia
44	60%	Washington Square	1974/1999	2005	1,442,000	507,000	95.2%	Macy's	Dick's Sporting Goods, JCPenney, Nordstrom, Sears
		Portland, Oregon
45	19%	West Acres(5)	1972/1986	2001	971,000	418,000	96.5%	Herberger's, Macy's	JCPenney
		Fargo, North Dakota
		Total Unconsolidated Joint Ventures			19,217,000	9,512,000	95.6%
	REGIONAL SHOPPING CENTERS UNDER REDEVELOPMENT
46	50%	Fashion District Philadelphia(8)	1977/2014	ongoing	850,000	624,000	(9)	—	Burlington, Century 21
		Philadelphia, Pennsylvania
47	100%	Paradise Valley Mall(10)	1979/2002	2009	1,204,000	424,000	(9)	Dillard's, JCPenney, Macy's	Costco, Sears
		Phoenix, Arizona
48	100%	Westside Pavilion(5)(10)	1985/1998	2007	755,000	397,000	(9)	Macy's(11)	—
		Los Angeles, California
48		Total Regional Shopping Centers			48,094,000	22,956,000	95.0%
	COMMUNITY/POWER SHOPPING CENTERS
1	50%	Atlas Park, The Shops at(8)	2006/2011	2013	372,000	372,000	86.6%	—	—
		Queens, New York
2	50%	Boulevard Shops(8)	2001/2002	2004	185,000	185,000	93.2%	—	—
		Chandler, Arizona
3	Various	Estrella Falls, The Market at(8)	2009/—	2016	360,000	360,000	97.1%	—	—
		Goodyear, Arizona
4	89.4%	Promenade at Casa Grande(5)(10)	2007/—	2009	761,000	431,000	88.2%	Dillard's, JCPenney, Kohl's	—
		Casa Grande, Arizona
5	100%	Southridge Center(5)(10)	1975/1998	2013	826,000	438,000	85.6%	Des Moines Area Community College	Target, Younkers
		Des Moines, Iowa
6	100.0%	Superstition Springs Power Center(10)	1990/2002	-	206,000	53,000	100.0%	Best Buy, Burlington	—
		Mesa, Arizona
7	100%	The Marketplace at Flagstaff(4)(10)	2007/—	-	268,000	147,000	100.0%	—	Home Depot
		Flagstaff, Arizona
7		Total Community/Power Shopping Centers			2,978,000	1,986,000
55		Total before Other Assets			51,072,000	24,942,000
	OTHER ASSETS:
	100%	Various(10)(12)			447,000	169,000	100.0%	—	Forever 21, Kohl's
	50%	Fashion District Philadelphia-Office(8)			214,000	—	—	—	—
		Philadelphia, Pennsylvania
	50%	Scottsdale Fashion Square-Office(8)			122,000	—	—	—	—
		Scottsdale, Arizona
	50%	Tysons Corner Center-Office(8)			174,000	—	—	—	—
		Tysons Corner, Virginia
	50%	Hyatt Regency Tysons Corner Center(8)			290,000	—	—	—	—
		Tysons Corner, Virginia

Count	Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors (3)	Company-Owned Anchors (3)
	50%	VITA Tysons Corner Center(8)			510,000	—	—	—	—
		Tysons Corner, Virginia
	50%	Tysons Tower(8)			529,000	—	—	—	—
		Tysons Corner, Virginia
		Total Other Assets			2,286,000	169,000
		Grand Total			53,358,000	25,111,000
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

(2)
With respect to 44 Centers, the underlying land controlled by the Company is owned in fee entirely by the Company or, in the case of Joint Venture Centers, by the joint venture property partnership or limited liability company. With respect to the remaining 11 Centers, portions of the underlying land controlled by the Company are owned by third parties and leased to the Company, or the joint venture property partnership or limited liability company, pursuant to long-term ground leases. Under the terms of a typical ground lease, the Company, or the joint venture property partnership or limited liability company, has an option or right of first refusal to purchase the land. The termination dates of the ground leases range from 2019 to 2098.

(3)
Total GLA includes GLA attributable to Anchors (whether owned or non-owned) and Mall and Freestanding Stores as of December 31, 2017. “Non-owned Anchors” is space not owned by the Company (or, in the case of Joint Venture Centers, by the joint venture property partnership or limited liability company) which is occupied by Anchor tenants. “Company-owned Anchors” is space owned (or leased) by the Company (or, in the case of Joint Venture Centers, by the joint venture property partnership or limited liability company) and leased (or subleased) to Anchor tenants.

(4)	Portions of the land on which the Center is situated are subject to one or more long-term ground leases.

(5)
These Centers have vacant Anchor locations. The Company is seeking replacement tenants and/or contemplating redevelopment opportunities for these vacant sites. The Company continues to collect rent under the terms of an agreement regarding two of these vacant Anchor locations.

(6)	The Company anticipates that Burlington, JCPenney and Primark will open stores at Kings Plaza Shopping Center in Spring 2018.

(7)	Nordstrom has announced plans to open a store at Country Club Plaza in 2021.

(8)	Included in Unconsolidated Joint Venture Centers.

(9)
Tenant spaces have been intentionally held off the market and remain vacant because of redevelopment plans. As a result, the Company believes the percentage of mall and freestanding GLA leased at this redevelopment property is not meaningful data.

(10)	Included in Consolidated Centers.

(11)	The Anchor tenant has announced its intent to close this location in March 2018.

(12)
The Company owns an office building and seven stores located at shopping centers not owned by the Company. Of the seven stores, one has been leased to Forever 21, one has been leased to Kohl's, two are vacant and three have been leased for non-Anchor usage. With respect to the office building and four of the seven stores, the underlying land is owned in fee entirely by the Company. With respect to the remaining three stores, the underlying land is owned by third parties and leased to the Company pursuant to long-term building or ground leases. Under the terms of a typical building or ground lease, the Company pays rent for the use of the building or land and is generally responsible for all costs and expenses associated with the building and improvements. In some cases, the Company has an option or right of first refusal to purchase the land. The termination dates of the ground leases range from 2018 to 2027.

Mortgage Debt
The following table sets forth certain information regarding the mortgages encumbering the Centers, including those Centers in which the Company has less than a 100% interest. The information set forth below is as of December 31, 2017 (dollars in thousands):

Property Pledged as Collateral	Fixed or Floating	Carrying Amount(1)	Effective Interest Rate(2)	Annual Debt Service(3)	Maturity Date(4)	Balance Due on Maturity	Earliest Date Notes Can Be Defeased or Be Prepaid
Consolidated Centers:
Chandler Fashion Center(5)	Fixed	$199,904	3.77%	$7,500	7/1/19	$200,000	Any Time
Danbury Fair Mall(6)	Fixed	209,197	5.53%	18,456	10/1/20	188,854	Any Time
Fashion Outlets of Chicago(7)	Floating	199,298	3.02%	5,721	3/31/20	200,000	Any Time
Fashion Outlets of Niagara Falls USA	Fixed	112,770	4.89%	8,724	10/6/20	103,810	Any Time
Freehold Raceway Mall(5)(8)	Fixed	398,050	3.94%	15,600	11/1/29	386,013	11/1/22
Fresno Fashion Fair	Fixed	323,261	3.67%	11,652	11/1/26	325,000	2/28/19
Green Acres Commons(9)	Floating	107,219	4.07%	3,861	3/29/21	110,000	9/29/18
Green Acres Mall	Fixed	291,366	3.61%	17,364	2/3/21	269,922	Any Time
Kings Plaza Shopping Center	Fixed	447,231	3.67%	26,748	12/3/19	427,423	Any Time
Oaks, The	Fixed	196,732	4.14%	12,768	6/5/22	174,433	Any Time
Pacific View	Fixed	124,397	4.08%	8,016	4/1/22	110,597	Any Time
Queens Center	Fixed	600,000	3.49%	20,928	1/1/25	600,000	Any Time
Santa Monica Place(10)	Floating	296,366	3.13%	8,480	12/9/22	300,000	6/9/18
SanTan Village Regional Center	Fixed	124,703	3.14%	7,068	6/1/19	120,238	Any Time
Towne Mall	Fixed	21,161	4.48%	1,404	11/1/22	18,886	Any Time
Tucson La Encantada(11)	Fixed	66,970	4.23%	4,416	3/1/22	59,788	Any Time
Victor Valley, Mall of	Fixed	114,617	4.00%	4,560	9/1/24	115,000	Any Time
Vintage Faire Mall	Fixed	263,818	3.55%	15,072	3/6/26	210,825	Any Time
Westside Pavilion	Fixed	141,020	4.49%	9,396	10/1/22	125,784	Any Time
		$4,238,080

Property Pledged as Collateral	Fixed or Floating	Carrying Amount(1)	Effective Interest Rate(2)	Annual Debt Service(3)	Maturity Date(4)	Balance Due on Maturity	Earliest Date Notes Can Be Defeased or Be Prepaid
Unconsolidated Joint Venture Centers (at Company's Pro Rata Share):
Arrowhead Towne Center(60.0%)	Fixed	$240,000	4.05%	$9,720	2/1/28	$212,719	2/1/22
Atlas Park, The Shops at(50.0%)(12)	Floating	26,270	3.43%	907	10/28/20	26,993	Any Time
Boulevard Shops(50.0%)(13)	Floating	9,348	3.24%	517	12/16/18	9,133	Any Time
Corte Madera, The Village at(50.1%)	Fixed	112,360	3.53%	3,945	9/1/28	98,753	9/30/19
Country Club Plaza(50.0%)	Fixed	159,608	3.88%	6,160	4/1/26	137,525	4/1/21
Deptford Mall(51.0%)	Fixed	95,432	3.55%	5,795	4/3/23	81,750	Any Time
Estrella Falls, The Market at(40.1%)(14)	Floating	9,903	3.39%	420	2/5/20	9,715	Any Time
FlatIron Crossing(51.0%)	Fixed	126,380	2.81%	8,525	1/5/21	110,538	Any Time
Kierland Commons(50.0%)(11)(15)	Fixed	110,979	3.98%	6,406	4/1/27	88,724	Any Time
Lakewood Center(60.0%)	Fixed	222,166	4.15%	13,144	6/1/26	185,306	Any Time
Los Cerritos Center(60.0%)	Fixed	315,000	4.00%	12,600	11/1/27	278,711	11/1/21
North Bridge, The Shops at(50.0%)	Fixed	186,935	3.71%	6,900	6/1/28	160,523	Any Time
Scottsdale Fashion Square(50.0%)	Fixed	235,649	3.02%	13,281	4/3/23	201,331	Any Time
South Plains Mall(60.0%)	Fixed	120,000	4.22%	5,065	11/6/25	120,000	3/6/18
Twenty Ninth Street(51.0%)	Fixed	76,500	4.10%	3,137	2/6/26	76,500	6/7/18
Tysons Corner Center(50.0%)(16)	Fixed	390,561	4.13%	24,643	1/1/24	333,233	Any Time
Washington Square(60.0%)	Fixed	330,000	3.65%	12,045	11/1/22	311,863	11/1/18
West Acres(19.0%)(17)	Fixed	14,953	4.61%	1,025	3/1/32	8,256	Any Time
		$2,782,044
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

The debt premiums (discounts) as of December 31, 2017 consisted of the following:

Property Pledged as Collateral
Consolidated Centers
Fashion Outlets of Niagara Falls USA	$2,630
Unconsolidated Joint Venture Center (at Company's Pro Rata Share)
Deptford Mall	$820
FlatIron Crossing	3,773
Lakewood Center	(11,916)
$(7,323)
The mortgage notes payable balances also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs at December 31, 2017 were $17,838 for Consolidated Centers and $3,664 for Unconsolidated Joint Ventures (at Company's pro rata share).

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

(8)
On October 19, 2017, the Company's joint venture in Chandler Fashion Center and Freehold Raceway Mall replaced the existing loan on Freehold Raceway Mall with a new $400.0 million loan that bears interest at an effective rate of 3.94% and matures on November 1, 2029.

(9)
On September 29, 2017, the Company placed a new $110.0 million loan on the property that bears interest at LIBOR plus 2.15% and matures on March 29, 2021, including extension options. The loan can be expanded, depending on certain conditions, up to $130.0 million.

(10)
On December 4, 2017, the Company replaced the existing loan on the property with a new $300.0 million loan that bears interest at LIBOR plus 1.35% and matures on December 9, 2022, including three one-year extension options. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 4.00%.

(11)	NML is the lender of this loan.

(12)	The loan bears interest at LIBOR plus 2.00%.

(13)	The loan bears interest at LIBOR plus 1.75%.

(14)	The loan bears interest at LIBOR plus 1.70%.

(15)
On March 16, 2017, the Company's joint venture in Kierland Commons replaced the existing loan on the property with a new $225.0 million loan that bears interest at an effective rate of 3.98% and matures on April 1, 2027.

(16)	NML is the lender of 33.3% of the loan.

(17)
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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The common stock of the Company is listed and traded on the New York Stock Exchange under the symbol "MAC". The common stock began trading on March 10, 1994 at a price of $19 per share. In 2017, the Company's shares traded at a high of $73.34 and a low of $52.12.
As of February 21, 2018, there were approximately 521 stockholders of record. The following table shows high and low sales prices per share of common stock during each quarter in 2017 and 2016 and dividends per share of common stock declared and paid by the Company during each quarter:

	Market Quotation Per Share
			Dividends (1)
Quarter Ended	High	Low	Declared	Paid
March 31, 2017	$73.34	$62.14	$0.71	$0.71
June 30, 2017	$67.18	$56.06	$0.71	$0.71
September 30, 2017	$61.55	$52.12	$0.71	$0.71
December 31, 2017	$67.53	$52.45	$0.74	$0.74
March 31, 2016	$82.88	$72.99	$0.68	$2.68
June 30, 2016	$85.39	$71.82	$0.68	$0.68
September 30, 2016	$94.51	$78.76	$0.68	$0.68
December 31, 2016	$80.54	$66.00	$0.71	$0.71
_______________________________________________________________________________

(1)
The dividends paid during the quarter ended March 31, 2016 include a special dividend/distribution of $2.00 per share of common stock and per OP Unit that was declared during the quarter ended December 31, 2015.

To maintain its qualification as a REIT, the Company is required each year to distribute to stockholders at least 90% of its net taxable income after certain adjustments. The Company paid all of its 2017 and 2016 quarterly dividends in cash. The timing, amount and composition of future dividends will be determined in the sole discretion of the Company's board of directors and will depend on actual and projected cash flow, financial condition, funds from operations, earnings, capital requirements, annual REIT distribution requirements, contractual prohibitions or other restrictions, applicable law and such other factors as the board of directors deems relevant. For example, under the Company's existing financing arrangements, the Company may pay cash dividends and make other distributions based on a formula derived from funds from operations (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations ("FFO")") and only if no default under the financing agreements has occurred, unless, under certain circumstances, payment of the distribution is necessary to enable the Company to continue to qualify as a REIT under the Code.
Stock Performance Graph
The following graph provides a comparison, from December 31, 2012 through December 31, 2017, of the yearly percentage change in the cumulative total stockholder return (assuming reinvestment of dividends) of the Company, the Standard & Poor's ("S&P") 500 Index, the S&P Midcap 400 Index and the FTSE NAREIT All Equity REITs Index, an industry index of publicly-traded REITs (including the Company).
The graph assumes that the value of the investment in each of the Company's common stock and the indices was $100 at the close of the market on December 31, 2012.
Upon written request directed to the Secretary of the Company, the Company will provide any stockholder with a list of the REITs included in the FTSE NAREIT All Equity REITs Index. The historical information set forth below is not necessarily indicative of future performance.

Data for the FTSE NAREIT All Equity REITs Index, the S&P 500 Index and the S&P Midcap 400 Index were provided by Research Data Group.
Copyright© 2018 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
The Macerich Company	$100.00	$105.00	$154.56	$162.31	$147.75	$143.52
S&P 500 Index	100.00	132.39	150.51	152.59	170.84	208.14
S&P Midcap 400 Index	100.00	133.50	146.54	143.35	173.08	201.20
FTSE NAREIT All Equity REITs Index	100.00	102.86	131.68	135.40	147.09	159.85
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2017 to October 31, 2017	—	$—	—	$278,707,048
November 1, 2017 to November 30, 2017	—	—	—	$278,707,048
December 1, 2017 to December 31, 2017	—	—	—	$278,707,048
	—	$—	—

(1)	On February 12, 2017, the Company's Board of Directors authorized the repurchase of up to $500.0 million of the Company's outstanding common shares from time to time as market conditions warrant.

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

	Years Ended December 31,
	2017	2016	2015	2014	2013
OPERATING DATA:
Revenues:
Minimum rents (1)	$594,030	$616,295	$759,603	$633,571	$578,113
Percentage rents	17,124	20,902	25,693	24,350	23,156
Tenant recoveries	283,295	305,282	415,129	361,119	337,772
Other	55,819	59,328	61,470	52,226	50,242
Management Companies	43,394	39,464	26,254	33,981	40,192
Total revenues	993,662	1,041,271	1,288,149	1,105,247	1,029,475
Expenses:
Shopping center and operating expenses	295,190	307,623	379,815	353,505	329,795
Management Companies' operating expenses	100,121	98,323	92,340	88,424	93,461
REIT general and administrative expenses	28,240	28,217	29,870	29,412	27,772
Costs related to unsolicited takeover offer (2)	—	—	25,204	—	—
Depreciation and amortization	335,431	348,488	464,472	378,716	357,165
Interest expense	171,776	163,675	211,943	190,689	197,247
(Gain) loss on extinguishment of debt, net (3)	—	(1,709)	(1,487)	9,551	(1,432)
Total expenses	930,758	944,617	1,202,157	1,050,297	1,004,008
Equity in income of unconsolidated joint ventures (4)	85,546	56,941	45,164	60,626	167,580
Co-venture expense	(13,629)	(13,382)	(11,804)	(9,490)	(8,864)
Income tax (expense) benefit (5)	(15,594)	(722)	3,223	4,269	1,692
Gain (loss) on sale or write down of assets, net (6)	42,446	415,348	378,248	73,440	(78,057)
Gain on remeasurement of assets (7)	—	—	22,089	1,423,136	51,205
Income from continuing operations	161,673	554,839	522,912	1,606,931	159,023
Discontinued operations: (8)
Gain on disposition of assets, net	—	—	—	—	286,414
Income from discontinued operations	—	—	—	—	3,522
Total income from discontinued operations	—	—	—	—	289,936
Net income	161,673	554,839	522,912	1,606,931	448,959
Less net income attributable to noncontrolling interests	15,543	37,844	35,350	107,889	28,869
Net income attributable to the Company	$146,130	$516,995	$487,562	$1,499,042	$420,090
Earnings per common share ("EPS") attributable to the Company—basic:
Income from continuing operations	$1.02	$3.52	$3.08	$10.46	$1.07
Discontinued operations	—	—	—	—	1.94
Net income attributable to common stockholders	$1.02	$3.52	$3.08	$10.46	$3.01
EPS attributable to the Company—diluted: (9)(10)
Income from continuing operations	$1.02	$3.52	$3.08	$10.45	$1.06
Discontinued operations	—	—	—	—	1.94
Net income attributable to common stockholders	$1.02	$3.52	$3.08	$10.45	$3.00

	As of December 31,
	2017	2016	2015	2014	2013
BALANCE SHEET DATA:
Investment in real estate (before accumulated depreciation)	$9,127,533	$9,209,211	$10,689,656	$12,777,882	$9,181,338
Total assets	$9,605,862	$9,958,148	$11,235,584	$13,094,948	$9,038,972
Total mortgage and notes payable	$5,170,264	$4,965,900	$5,260,750	$6,265,570	$4,546,449
Equity (11)	$3,967,999	$4,427,168	$5,071,239	$6,039,849	$3,718,717
OTHER DATA:
Funds from operations ("FFO")—diluted (12)	$582,878	$642,304	$642,268	$542,754	$527,574
Cash flows provided by (used in):
Operating activities	$386,389	$429,534	$554,956	$409,731	$422,035
Investing activities	$176,872	$443,113	$(101,024)	$(255,791)	$271,867
Financing activities	$(566,269)	$(865,111)	$(452,329)	$(138,748)	$(689,980)
Number of Centers at year end	55	57	58	60	64
Regional Shopping Centers portfolio occupancy (13)	95.0%	95.4%	96.1%	95.8%	94.6%
Regional Shopping Centers portfolio sales per square foot (14)	$660	$630	$635	$587	$562
Weighted average number of shares outstanding—EPS basic	141,877	146,599	157,916	143,144	139,598
Weighted average number of shares outstanding—EPS diluted(10)	141,913	146,711	158,060	143,291	139,680
Distributions declared per common share (15)	$2.87	$2.75	$6.63	$2.51	$2.36
_______________________________________________________________________________

(1)
Minimum rents were increased by amortization of above and below-market leases of $1.0 million, $12.8 million, $16.5 million, $9.1 million and $6.6 million for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(2)	Costs related to unsolicited takeover offer from Simon. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Other Transactions and Events."

(3)
The (gain) loss on extinguishment of debt, net for the years ended December 31, 2016, 2015, 2014 and 2013 includes the (gain) loss on the extinguishment of mortgage notes payable of $(1.7) million, $(2.1) million, $9.6 million and $(1.4) million, respectively. The (gain) loss on extinguishment of debt, net for the year ended December 31, 2015 also includes the loss on the extinguishment of a term loan of $0.6 million.

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

On June 4, 2014, the Company acquired the remaining 49.0% ownership interest in Cascade Mall that it did not previously own for a cash payment of $15.2 million. The Company purchased Cascade Mall from its joint venture in Pacific Premier Retail LLC. Prior to the acquisition, the Company had accounted for its investment in Cascade Mall under the equity method of accounting. From the date of acquisition until it was sold on January 18, 2017, the Company has included Cascade Mall in its consolidated financial statements.
On July 30, 2014, the Company formed a joint venture to redevelop Fashion District Philadelphia. The Company invested $106.8 million for a 50% ownership interest in the joint venture, which was funded by borrowings under its line of credit.
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
On March 17, 2017, the Company's joint venture in Country Club Plaza sold an office building for $78.0 million, resulting in a gain on sale of assets of $4.6 million. The Company's pro rata share of the gain on sale of assets of $2.3 million was included in equity in income of unconsolidated joint ventures. The Company used its share of the proceeds to fund repurchases under the 2017 Stock Buyback Program (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Other Transactions and Events").
On September 18, 2017, the Company's joint venture in Fashion District Philadelphia sold an office building for $61.5 million, resulting in a gain on sale of assets of $13.1 million. The Company's pro rata share of the gain on sale of assets of $6.5 million was included in equity in income of unconsolidated joint ventures. The Company used its share of the proceeds to fund repurchases under the 2017 Stock Buyback Program (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Other Transactions and Events").

(5)
The Company's taxable REIT subsidiaries are subject to corporate level income taxes. The income tax expense for the year ended December 31, 2017 includes a charge of $14.2 million due to the impact of the Tax Cuts and Jobs Act of 2017 ("TCJA 2017"). The TCJA 2017 reduced the federal income tax rate to 21% (See Note 21—Income Taxes in the Company's Notes to the Consolidated Financial Statements).

(6)
Gain (loss) on sale or write down of assets, net includes a gain of $14.6 million from sale of 500 North Michigan Avenue and $59.6 million from sale of Cascade Mall and Northgate Mall during the year ended December 31, 2017, $340.7 million from the sale of a 49% ownership interest in the MAC Heitman Portfolio and $101.6 million from the sale of a 40% ownership interest in the Arrowhead Towne Center during the year ended December 31, 2016, $311.2 million from the sale of a 40% ownership interest in the PPR Portfolio and $73.7 million from the sale of Panorama Mall during the year ended December 31, 2015 and $121.9 million from the sale of South Towne Center during the year ended December 31, 2014.

(7)
Gain on remeasurement of assets includes $22.1 million from the acquisition of Inland Center during the year ended December 31, 2015, $1.4 billion from the acquisition of the PPR Queens Portfolio during the year ended December 31, 2014, $36.3 million from the acquisition of Camelback Colonnade and $14.9 million from the acquisition of Superstition Springs Center during the year ended December 31, 2013.

(8)	Discontinued operations include the following:
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

(10)
Includes the dilutive effect, if any, of share and unit-based compensation plans calculated using the treasury stock method and the dilutive effect, if any, of all other dilutive securities calculated using the "if converted" method.

(11)
Equity includes the noncontrolling interests in the Operating Partnership, nonredeemable noncontrolling interests in consolidated joint ventures and common and non-participating convertible preferred units of MACWH, LP.

(12)	See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations ("FFO")".

(13)
Occupancy is the percentage of Mall and Freestanding GLA leased as of the last day of the reporting period. Centers under development and redevelopment are excluded from occupancy. As a result, occupancy for the years ended December 31, 2017, 2016, 2015 and 2014 excluded Fashion District Philadelphia, Paradise Valley Mall and Westside Pavilion. Occupancy for the years ended December 31, 2016, 2015 and 2014 excluded Broadway Plaza. Occupancy for the years ended December 31, 2015 and 2014 excluded Fashion Outlets of Niagara Falls USA and SouthPark Mall. Occupancy for the year ended December 31, 2013 excluded Paradise Valley Mall.

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

(14)
Sales per square foot are based on reports by retailers leasing Mall Stores and Freestanding Stores for the trailing twelve months for tenants which have occupied such stores for a minimum of twelve months. Sales per square foot also are based on tenants 10,000 square feet and under for Regional Shopping Centers. The sales per square foot exclude Centers under development and redevelopment. As a result, sales per square foot for the years ended December 31, 2017, 2016, 2015 and 2014 excluded Fashion District Philadelphia, Paradise Valley Mall and Westside Pavilion. Sales per square foot for the years ended December 31, 2016, 2015 and 2014 excluded Broadway Plaza. Sales per square foot for the years ended December 31, 2015 and 2014 excluded Fashion Outlets of Niagara Falls USA and SouthPark Mall. Sales per square foot for the year ended December 31, 2013 excluded Paradise Valley Mall.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, the Operating Partnership. As of December 31, 2017, the Operating Partnership owned or had an ownership interest in 48 regional shopping centers and seven community/power shopping centers. These 55 regional and community/power shopping centers (which include any related office space) consist of approximately 53 million square feet of gross leasable area (“GLA”) and are referred to herein as the “Centers”. The Centers consist of consolidated Centers (“Consolidated Centers”) and unconsolidated joint venture Centers (“Unconsolidated Joint Venture Centers”) as set forth in “Item 2. Properties,” unless the context otherwise requires. The Company is a self-administered and self-managed REIT and conducts all of its operations through the Operating Partnership and the Management Companies.
The following discussion is based primarily on the consolidated financial statements of the Company for the years ended December 31, 2017, 2016 and 2015. It compares the results of operations and cash flows for the year ended December 31, 2017 to the results of operations and cash flows for the year ended December 31, 2016. Also included is a comparison of the results of operations and cash flows for the year ended December 31, 2016 to the results of operations and cash flows for the year ended December 31, 2015. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
Acquisitions and Dispositions:
The financial statements reflect the following acquisitions, dispositions and changes in ownership subsequent to the occurrence of each transaction.
On February 17, 2015, the Company acquired the remaining 50% ownership interest in Inland Center, an 869,000 square foot regional shopping center in San Bernardino, California, that it did not previously own for $51.3 million. The purchase price was funded by a cash payment of $26.3 million and the assumption of the third party's share of the mortgage note payable on the property of $25.0 million. Concurrent with the purchase of the joint venture interest, the Company paid off the $50.0 million loan on the property. The cash payment was funded by borrowings under the Company's line of credit. As a result of the acquisition, the Company recognized a gain on the remeasurement of assets of $22.1 million. Since the date of acquisition, the Company has included Inland Center in its consolidated financial statements.
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
On October 30, 2015, the Company sold a 40% ownership interest in Pacific Premier Retail LLC (the "PPR Portfolio"), which owns Lakewood Center, a 2,070,000 square foot regional shopping center in Lakewood, California; Los Cerritos Center, a 1,305,000 square foot regional shopping center in Cerritos, California; South Plains Mall, a 1,128,000 square foot regional shopping center in Lubbock, Texas; and Washington Square, a 1,442,000 square foot regional shopping center in Portland, Oregon, for a total sales price of $1.3 billion, resulting in a gain on the sale of assets of $311.2 million. The sales price was funded by a cash payment of $545.6 million and the assumption of a pro rata share of the mortgage and other notes payable on the properties of $713.0 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes, which included funding the ASR and Special Dividend (See "Other Transactions and Events"). Upon completion of the sale of the ownership interest, the Company no longer has a controlling interest in the joint venture due to the substantive participation rights of the outside partner. Accordingly, the Company accounts for its investment in the PPR Portfolio under the equity method of accounting.
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
On January 14, 2016, the Company formed a joint venture, whereby the Company sold a 49% ownership interest in Deptford Mall, a 1,040,000 square foot regional shopping center in Deptford, New Jersey; FlatIron Crossing, a 1,433,000 square foot regional shopping center in Broomfield, Colorado; and Twenty Ninth Street, an 847,000 square foot regional shopping center in Boulder, Colorado (the "MAC Heitman Portfolio"), for $771.5 million, resulting in a gain on the sale of assets of $340.7 million. The sales price was funded by a cash payment of $478.6 million and the assumption of a pro rata share of the mortgage notes payable on the properties of $292.9 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes. Upon completion of the sale of the ownership interest, the Company no longer has a controlling interest in the joint venture due to the substantive participation rights of the outside partner. Accordingly, the Company accounts for its investment in the MAC Heitman Portfolio under the equity method of accounting.
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
On January 18, 2017, the Company sold Cascade Mall, a 589,000 square foot regional shopping center in Burlington, Washington; and Northgate Mall, a 750,000 square foot regional shopping center in San Rafael, California, in a combined transaction for $170.0 million, resulting in a gain on the sale of assets of $59.6 million. The proceeds were used to pay off the mortgage note payable on Northgate Mall and to repurchase shares of the Company's common stock under the 2017 Stock Buyback Program (See "Other Transactions and Events").
On March 17, 2017, the Company's joint venture in Country Club Plaza sold an office building for $78.0 million, resulting in a gain on sale of assets of $4.6 million. The Company's pro rata share of the gain on sale of assets of $2.3 million was included in equity in income of unconsolidated joint ventures. The Company used its share of the proceeds to fund repurchases under the 2017 Stock Buyback Program (See "Other Transactions and Events").
On September 18, 2017, the Company's joint venture in Fashion District Philadelphia sold an office building for $61.5 million, resulting in a gain on sale of assets of $13.1 million. The Company's pro rata share of the gain on sale of assets of $6.5 million was included in equity in income of unconsolidated joint ventures. The Company used its share of the proceeds to fund repurchases under the 2017 Stock Buyback Program (See "Other Transactions and Events").
On November 16, 2017, the Company sold 500 North Michigan Avenue, a 326,000 square foot office building in Chicago, Illinois for $86.4 million, resulting in a gain on sale of assets of $14.6 million. The Company used the proceeds from the sale to pay down its line of credit and for other general corporate purposes.
On December 14, 2017, the Company’s joint venture in Westcor/Queens Creek LLC sold land for $30.5 million, resulting in a gain on sale of assets of $14.9 million. The Company’s share of the gain on sale was $5.4 million, which was included in equity in income of unconsolidated joint ventures. The Company used its portion of the proceeds to pay down its line of credit and for general corporate purposes.
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
On October 28, 2015, the Company's joint venture in The Shops at Atlas Park placed a $57.8 million loan on the property that bears interest at LIBOR plus 2.00% and matures on October 22, 2020, including two one-year extension options.
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
On September 29, 2017, the Company placed a new $110.0 million loan on Green Acres Commons that bears interest at LIBOR plus 2.15% and matures on March 29, 2021, including extension options. The loan can be expanded, depending on certain conditions, up to $130.0 million. At December 31, 2017, the total interest rate was 4.07%. The Company used the proceeds to pay down its line of credit and for general corporate purposes.
On October 19, 2017, the Company's joint venture in Chandler Fashion Center and Freehold Raceway Mall replaced the existing loan on Freehold Raceway Mall with a new $400.0 million loan that bears interest at an effective rate of 3.94% and matures on November 1, 2029. The Company used its share of the net proceeds to pay down its line of credit and for general corporate purposes.
On November 1, 2017, the Company paid off in full the $95.0 million mortgage loan payable on Stonewood Center. The Company funded the repayment of the mortgage loan payable from borrowings under its line of credit.
On December 4, 2017, the Company replaced the existing loan on Santa Monica Place with a new $300.0 million loan that bears interest at LIBOR plus 1.35% and matures on December 9, 2022, including three one-year extension options. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 4.00%. The Company used the net proceeds to pay down its line of credit and for general corporate purposes.
On January 22, 2018, the Company's joint venture in Fashion District Philadelphia obtained a $250.0 million term loan that bears interest at LIBOR plus 2.0% and matures on January 22, 2023. Concurrent with the loan closing, the joint venture borrowed $150.0 million on the term loan and expects to borrow the remaining $100.0 million in the first quarter of 2018. The Company used its share of the proceeds to pay down its line of credit and for general corporate purposes.
On February 5, 2018, the Company's joint venture in Broadway Plaza received a loan commitment for $450.0 million on the property at a fixed rate of 4.18% for twelve years. The loan is expected to close in the first quarter of 2018. The Company plans to use its share of the loan proceeds to pay down its line of credit.
Redevelopment and Development Activity:
The Company's joint venture is proceeding with the development of Fashion District Philadelphia, a redevelopment of an 850,000 square foot shopping center in Philadelphia, Pennsylvania. The project is expected to be completed in the fourth quarter of 2018. The total cost of the project is estimated to be between $305.0 million and $365.0 million, with $152.5 million to $182.5 million estimated to be the Company's pro rata share. The Company has funded $127.2 million of the total $254.4 million incurred by the joint venture as of December 31, 2017.
The Company is currently in the process of redeveloping a 250,000 square foot former Sears store at Kings Plaza Shopping Center.  The Company expects to complete the project in the second quarter of 2018.  As of December 31, 2017, the Company has incurred $63.6 million in costs and anticipates the total cost of the project to be between $95.0 million and $100.0 million.
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
On February 12, 2017, the Company's Board of Directors authorized the repurchase of up to $500.0 million of its outstanding common shares as market conditions and the Company’s liquidity warrant. Repurchases may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including ASR transactions, or other methods of acquiring shares and pursuant to Rule 10b5-1 of the Securities Act of 1934, from time to time as permitted by securities laws and other legal requirements. During the period from February 12, 2017 to December 31, 2017, the Company repurchased a total of 3,627,390 of its common shares for $221.4 million, representing an average price of $61.01 per share. The Company funded the repurchases from the net proceeds of the sale of Cascade Mall and Northgate Mall (See "Acquisitions and Dispositions"), its share of the proceeds from the sale of office buildings at Fashion District Philadelphia and Country Club Plaza (See "Acquisitions and Dispositions") and from borrowings under its line of credit.
On February 1 and 2, 2018, the Company reduced its workforce by approximately 10 percent. The Company expects to incur total one-time charges of approximately $12 million in connection with this workforce reduction and will recognize all of these charges in the first quarter of 2018.  As a result of this workforce reduction, based on currently budgeted amounts, the Company anticipates expenses, exclusive of one-time charges, will be reduced by approximately $10 million for 2018.
Inflation:
In the last five years, inflation has not had a significant impact on the Company because of a relatively low inflation rate. Most of the leases at the Centers have rent adjustments periodically throughout the lease term. These rent increases are either in fixed increments or based on using an annual multiple of increases in the Consumer Price Index ("CPI"). In addition, approximately 5% to 15% of the leases for spaces 10,000 square feet and under expire each year, which enables the Company to replace existing leases with new leases at higher base rents if the rents of the existing leases are below the then existing market rate. The Company has generally entered into leases that require tenants to pay a stated amount for operating expenses, generally excluding property taxes, regardless of the expenses actually incurred at any Center, which places the burden of cost control on the Company. Additionally, certain leases require the tenants to pay their pro rata share of operating expenses.
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
Revenue Recognition:
Minimum rental revenues are recognized on a straight-line basis over the term of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight line rent adjustment." Currently, 48% of the leases contain provisions for CPI rent increases periodically throughout the term of the lease. Percentage rents are recognized when the tenants' specified sales targets have been met. Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred. Other tenants pay a fixed rate and these tenant recoveries are recognized as revenues on a straight-line basis over the term of the related leases.
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
For the comparison of the year ended December 31, 2017 to the year ended December 31, 2016 and the comparison of the year ended December 31, 2016 to the year ended December 31, 2015, the Redevelopment Properties are the expansion portion of Green Acres Mall, Paradise Valley Mall and Westside Pavilion.
For the comparison of the year ended December 31, 2017 to the year ended December 31, 2016, the Joint Venture Centers are Arrowhead Towne Center and the MAC Heitman Portfolio. For the comparison of the year ended December 31, 2016 to the year ended December 31, 2015, the Joint Venture Centers are Inland Center, the PPR Portfolio, Arrowhead Towne Center and the MAC Heitman Portfolio. The change in revenues and expenses at the Joint Venture Centers for the comparison of the year ended December 31, 2017 to the year ended December 31, 2016 is primarily due to the conversion of Arrowhead Towne Center and the MAC Heitman Portfolio from Consolidated Centers to Unconsolidated Joint Venture Centers. The change in revenues and expenses at the Joint Venture Centers for the comparison of the year ended December 31, 2016 to the year ended December 31, 2015 is primarily due to the conversion of the PPR Portfolio, Arrowhead Towne Center and the MAC Heitman Portfolio from Consolidated Centers to Unconsolidated Joint Venture Centers.
For comparison of the year ended December 31, 2017 to the year ended December 31, 2016, the Disposition Properties are 500 North Michigan Avenue, Cascade Mall, Northgate Mall, Flagstaff Mall and Capitola Mall. For the comparison of the year ended December 31, 2016 to the year ended December 31, 2015, the Disposition Properties are Flagstaff Mall, Capitola Mall, Panorama Mall and Great Northern Mall.

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
Tenant sales per square foot increased from $630 for the twelve months ended December 31, 2016 to $660 for the twelve months ended December 31, 2017. Occupancy rate decreased from 95.4% at December 31, 2016 to 95.0% at December 31, 2017. Releasing spreads increased 15.2% for the twelve months ended December 31, 2017. These calculations exclude Centers under development or redevelopment and property dispositions (See "Acquisitions and Dispositions" and "Other Transactions and Events" in Management's Overview and Summary).
Releasing spreads remained positive as the Company was able to lease available space at average higher rents than the expiring rental rates, resulting in a releasing spread of $7.81 per square foot ($59.20 on new and renewal leases executed compared to $51.39 on leases expiring), representing a 15.2% increase for the trailing twelve months ended December 31, 2017. The Company expects that releasing spreads will continue to be positive for 2018 as it renews or relets leases that are scheduled to expire. These leases that are scheduled to expire represent approximately 982,000 square feet of the Centers, accounting for 13.1% of the GLA of mall stores and freestanding stores, for spaces 10,000 square feet and under, as of December 31, 2017.
During the trailing twelve months ended December 31, 2017, the Company signed 229 new leases and 382 renewal leases comprising approximately 1.0 million square feet of GLA, of which 0.7 million square feet related to the consolidated Centers. The annual initial average base rent for new and renewal leases was $59.20 per square foot for the trailing twelve months ended December 31, 2017 with an average tenant allowance of $23.24 per square foot.
Comparison of Years Ended December 31, 2017 and 2016
Revenues:
Minimum and percentage rents (collectively referred to as "rental revenue") decreased by $26.0 million, or 4.1%, from 2016 to 2017. The decrease in rental revenue is attributed to a decrease of $18.3 million from the Disposition Properties, $17.7 million from the Redevelopment Properties and $3.3 million from the Joint Venture Centers offset in part by an increase of $13.3 million from the Same Centers. The increase in rental revenue at the Same Centers is primarily due to an increase in lease termination income and an increase in leasing spreads.
Rental revenue includes the amortization of above and below-market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below-market leases decreased from $12.8 million in 2016 to $1.0 million in 2017. The decrease in amortization of above and below-market leases is primarily due to the early termination of tenant leases in 2016. The amortization of straight-line rents increased from $5.2 million in 2016 to $8.6 million in 2017. Lease termination income decreased from $19.2 million in 2016 to $18.1 million in 2017.
Tenant recoveries decreased $22.0 million, or 7.2%, from 2016 to 2017. The decrease in tenant recoveries is attributed to a decrease of $9.3 million from the Same Centers, $8.3 million from the Disposition Properties, $2.8 million from the Redevelopment Properties and $1.6 million from the Joint Venture Centers. The decrease in tenant recoveries from the Same Centers is primarily due to a decrease in property tax expense and utility cost.
Management Companies' revenue increased from $39.5 million in 2016 to $43.4 million in 2017. The increase in Management Companies' revenue is due to an increase in development and leasing fees from joint ventures.
Shopping Center and Operating Expenses:
Shopping center and operating expenses decreased $12.4 million, or 4.0%, from 2016 to 2017. The decrease in shopping center and operating expenses is attributed to a decrease of $11.5 million from the Disposition Properties, $1.3 million from the Redevelopment Properties and $0.8 million from the Joint Venture Centers offset in part by an increase of $1.2 million from the Same Centers.
Management Companies' Operating Expenses:
Management Companies' operating expenses increased $1.8 million from 2016 to 2017.

REIT General and Administrative Expenses:
REIT general and administrative expenses were $28.2 million for 2016 and 2017.
Depreciation and Amortization:
Depreciation and amortization decreased $13.1 million from 2016 to 2017. The decrease in depreciation and amortization is primarily attributed to a decrease of $10.5 million from the Disposition Properties, $4.4 million from the Same Centers and $1.5 million from the Joint Venture Centers offset in part by an increase of $3.3 million from the Redevelopment Properties.
Interest Expense:
Interest expense increased $8.1 million from 2016 to 2017. The increase in interest expense is primarily attributed to an increase of $6.8 million from borrowings under the line of credit, $5.4 million from the Same Centers and $0.2 million from the Redevelopment Properties offset in part by a decrease of $3.4 million from the Disposition Properties and $0.9 million from the Joint Venture Centers. The increase in interest expense at the Same Centers is primarily due to a new loan on Fresno Fashion Fair in 2016 (See "Financing Activity" in Management's Overview and Summary).
The above interest expense items are net of capitalized interest, which increased from $10.3 million in 2016 to $13.2 million in 2017.
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
Equity in Income of Unconsolidated Joint Ventures:
Equity in income of unconsolidated joint ventures increased $28.6 million from 2016 to 2017. The increase is primarily due to the conversion of Arrowhead Towne Center and the MAC Heitman Portfolio from Consolidated Centers to Unconsolidated Joint Venture Centers in 2016 (See "Acquisitions and Dispositions" in Management's Overview and Summary), the Company's share of the gain on the sales of office buildings at Fashion District Philadelphia and Country Club Plaza in 2017 (See "Acquisitions and Dispositions" in Management's Overview and Summary) and the Company's shares of the gain on land sales at other joint ventures in 2017.
Gain on Sale or Write down of Assets, net:
Gain on sale or write down of assets, net decreased $372.9 million from 2016 to 2017. The decrease is primarily due to the gain of $467.2 million on the sales of ownership interests in Arrowhead Towne Center and the MAC Heitman Portfolio in 2016 and the sale of Capitola Mall in 2016 (See "Acquisitions and Dispositions" in Management's Overview and Summary) offset in part by the gain of $74.2 million on the sales of Cascade Mall, Northgate Mall and 500 North Michigan Avenue in 2017 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Net Income:
Net income decreased $393.2 million from 2016 to 2017. The decrease in net income is primarily attributed to a decrease of $372.9 million from gain on sale or write down of assets, net as discussed above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO—diluted decreased 9.3% from $642.3 million in 2016 to $582.9 million 2017. For a reconciliation of FFO and FFO—diluted to net income available to common stockholders, the most directly comparable GAAP financial measure, see "Funds From Operations ("FFO")" below.
Operating Activities:
Cash provided by operating activities decreased from $429.5 million in 2016 to $386.4 million in 2017. The decrease is primarily due to changes in assets and liabilities and the results as discussed above.

Investing Activities:
Cash provided by investing activities decreased $266.2 million from 2016 to 2017. The decrease in cash provided by investing activities was primarily due to a decrease in proceeds from the sale of assets of $469.0 million and a decrease in distributions from unconsolidated joint ventures of $176.1 million offset in part by a decrease in contributions to unconsolidated joint ventures of $312.9 million and a decrease in development, redevelopment and renovations of $51.3 million.
The decrease in cash proceeds from the sale of assets is attributed to the sales of ownership interests in Arrowhead Towne Center and the MAC Heitman Portfolio in 2016 and the sale of Capitola Mall in 2016 offset in part by the sale of Cascade Mall, Northgate Mall and 500 North Michigan Avenue in 2017 (See "Acquisitions and Dispositions" in Management's Overview and Summary). The decrease in contributions to unconsolidated joint ventures is primarily due to the acquisition of the 50% ownership interest in Country Club Plaza in 2016 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Financing Activities:
Cash used in financing activities decreased $298.8 million from 2016 to 2017. The decrease in cash used in financing activities is primarily due to a decrease in payments on mortgages, bank and other notes payable of $1.2 billion, a decrease in the repurchases of the Company's common stock of $578.6 million (See "Other Transactions and Events" in Management's Overview and Summary) and a decrease in cash dividends and distributions of $335.5 million offset in part by a decrease in proceeds from mortgages, bank and other notes payable of $1.8 billion and an increase in distributions to co-venture partner of $85.6 million.
Comparison of Years Ended December 31, 2016 and 2015
Revenues:
Rental revenue decreased by $148.1 million, or 18.9%, from 2015 to 2016. The decrease in rental revenue is attributed to a decrease of $179.3 million from the Joint Venture Centers and $15.4 million from the Disposition Properties offset in part by an increase of $44.9 million from the Same Centers and $1.7 million from the Redevelopment Properties. The increase in rental revenue as the Same Centers is primarily due to an increase in lease termination income, as provided below, and an increase in leasing spreads.
The amortization of above and below-market leases decreased from $16.5 million in 2015 to $12.8 million in 2016 primarily due to the Joint Venture Centers. The amortization of straight-line rents decreased from $7.2 million in 2015 to $5.2 million in 2016. Lease termination income increased from $9.7 million in 2015 to $19.2 million in 2016.
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
Interest Expense:
Interest expense decreased $48.3 million from 2015 to 2016. The decrease in interest expense is primarily attributed to a decrease of $34.9 million from the Joint Venture Centers, $9.3 million from the Same Centers, $2.3 million from a term loan, $1.9 million from the Disposition Properties and $1.0 million from the Redevelopment Properties offset in part by an increase of $1.1 million from borrowings under the line of credit. The decrease in interest expense at the Same Centers is primarily due to the payoff of the mortgage notes payable on Eastland Mall, Valley Mall and Valley River Center in 2015 offset in part by a new loan on Fresno Fashion Fair in 2016 (See "Financing Activity" in Management's Overview and Summary).
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
Gain on Sale or Write down of Assets, net:
Gain on sale or write down of assets, net increased $37.1 million from 2015 to 2016. The increase in gain on sale of assets is primarily due to the increase in gain of $82.4 million on the Joint Venture Transactions and the sale of properties (See "Acquisitions and Dispositions" in Management's Overview and Summary) offset in part by an increase in impairment loss of $29.7 million and a charge of $12.2 million from the settlement of a contingent consideration obligation in 2016.
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
Operating Activities:
Cash provided by operating activities decreased from $555.0 million in 2015 to $429.5 million in 2016. The decrease is primarily due to the conversion of the PPR Portfolio, Arrowhead Towne Center and the MAC Heitman Portfolio from consolidated Centers to unconsolidated joint ventures (See "Acquisitions and Dispositions" in Management's Overview and Summary), changes in assets and liabilities and the results as discussed above.

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
Financing Activities:
Cash used in financing activities increased $412.8 million from 2015 to 2016. The increase in cash used in financing activities was primarily due to a decrease in proceeds from mortgages, bank and other notes payable of $879.5 million and an increase in the repurchases of the Company's common stock of $399.9 million (See "Other Transactions" in Management's Overview and Summary) offset in part by a decrease in payments on mortgages, bank and other notes payable of $846.3 million.
Liquidity and Capital Resources
The Company anticipates meeting its liquidity needs for its operating expenses and debt service and dividend requirements for the next twelve months through cash generated from operations, working capital reserves and/or borrowings under its unsecured line of credit.
The following tables summarize capital expenditures and lease acquisition costs incurred at the Centers (at the Company's pro rata share) for the years ended December 31:

(Dollars in thousands)	2017	2016	2015
Consolidated Centers:
Acquisitions of property and equipment	$38,153	$56,759	$79,753
Development, redevelopment, expansion and renovation of Centers	152,095	183,220	218,741
Tenant allowances	11,484	19,229	30,368
Deferred leasing charges	26,526	24,845	26,835
	$228,258	$284,053	$355,697
Joint Venture Centers (at Company's pro rata share):
Acquisitions of property and equipment	$16,069	$349,819	$160,001
Development, redevelopment, expansion and renovation of Centers	121,787	101,124	132,924
Tenant allowances	6,779	11,271	6,285
Deferred leasing charges	6,154	7,070	3,348
	$150,789	$469,284	$302,558
The Company expects amounts to be incurred during the next twelve months for tenant allowances and deferred leasing charges to be comparable or less than 2017 and that capital for those expenditures will be available from working capital, cash flow from operations, borrowings on property specific debt or unsecured corporate borrowings. The Company expects to incur between $200 million and $300 million during the next twelve months for development, redevelopment, expansion and renovations. Capital for these major expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of debt or equity financings, which are expected to include borrowings under the Company's line of credit and construction loans.
The Company has also generated liquidity in the past, and may continue to do so in the future, through equity offerings and issuances, property refinancings, joint venture transactions and the sale of non-core assets. For example, the Company's recently completed sale of Cascade Mall, Northgate Mall and 500 North Michigan Avenue (See "Acquisitions and Dispositions" in Management's Overview and Summary), sales of office buildings at Fashion District Philadelphia and Country Club Plaza in 2017 (See "Acquisitions and Dispositions" in Management's Overview and Summary) and the Joint Venture Transactions (See "Acquisitions and Dispositions" in Management's Overview and Summary), which included new debt or refinancings of existing debt on the properties (See "Financing Activities" in Management's Overview and Summary). The Company used these proceeds to pay down its line of credit, fund the Special Dividend (See "Other Transactions and Events" in

Management's Overview and Summary) and for other general corporate purposes, which included the repurchases of the Company's common stock under the 2015 Stock Buyback Program, which was completed in May 2016, and the 2017 Stock Buyback Program (See "Other Transactions and Events" in Management's Overview and Summary). Furthermore, the Company has filed a shelf registration statement, which registered an unspecified amount of common stock, preferred stock, depositary shares, debt securities, warrants, rights, stock purchase contracts and units that may be sold from time to time by the Company. The Company expects any additional repurchases of the Company's common stock under the 2017 Stock Buyback Program to be funded by future sales of non-core assets, borrowings under its line of credit and/or refinancing transactions.
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
The Company had an equity distribution agreement with a number of sales agents (the "ATM Program") to issue and sell, from time to time, shares of common stock, par value $0.01 per share, having an aggregate offering price of up to $500 million. The ATM Program expired by its terms in August 2017. The Company did not sell any shares under the ATM Program.
The Company's total outstanding loan indebtedness at December 31, 2017 was $7.7 billion (consisting of $5.2 billion of consolidated debt, less $319.6 million of noncontrolling interests, plus $2.8 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand.
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
The Company has a $1.5 billion revolving line of credit facility that bears interest at LIBOR plus a spread of 1.30% to 1.90%, depending on the Company's overall leverage level, and matures on July 6, 2020 with a one-year extension option. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2.0 billion. All obligations under the facility are unconditionally guaranteed only by the Company. Based on the Company's leverage level as of December 31, 2017, the borrowing rate on the facility was LIBOR plus 1.45%. At December 31, 2017, total borrowings under the line of credit were $935.0 million less unamortized deferred finance costs of $7.5 million with a total interest rate of 3.13%.
Cash dividends and distributions for the year ended December 31, 2017 were $443.8 million. A total of $386.4 million was funded by operations. The remaining $57.5 million was funded from distributions from unconsolidated joint ventures, which were included in the cash flows from investing activities section of the Company's Consolidated Statement of Cash Flows.
At December 31, 2017, the Company was in compliance with all applicable loan covenants under its agreements.
At December 31, 2017, the Company had cash and cash equivalents of $91.0 million.
Off-Balance Sheet Arrangements:
The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the consolidated balance sheets of the Company as investments in unconsolidated joint ventures.
Additionally, as of December 31, 2017, the Company is contingently liable for $60.6 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Contractual Obligations:
The following is a schedule of contractual obligations as of December 31, 2017 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)(1)	$5,980,666	$211,086	$1,598,052	$2,339,246	$1,832,282
Operating lease obligations(2)	255,350	10,461	18,685	18,020	208,184
Purchase obligations(2)	40,121	40,121	—	—	—
Other liabilities	319,029	231,331	17,581	19,989	50,128
	$6,595,166	$492,999	$1,634,318	$2,377,255	$2,090,594
_______________________________________________________________________________

(1)	Interest payments on floating rate debt were based on rates in effect at December 31, 2017.

(2)	See Note 17—Commitments and Contingencies in the Company's Notes to the Consolidated Financial Statements.

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
FFO and FFO on a diluted basis are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization, as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. The Company believes that such a presentation also provides investors with a more meaningful measure of its operating results in comparison to the operating results of other REITs. The Company believes that FFO excluding extinguishment of debt, net and costs related to unsolicited take over offer provides useful supplemental information regarding the Company's performance as it shows a more meaningful and consistent comparison of the Company's operating performance and allows investors to more easily compare the Company's results. The Company believes that FFO on a diluted basis is a measure investors find most useful in measuring the dilutive impact of outstanding convertible securities.
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

The following reconciles net income attributable to the Company to FFO and FFO-diluted for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 (dollars and shares in thousands):

	2017	2016	2015	2014	2013
Net income attributable to the Company	$146,130	$516,995	$487,562	$1,499,042	$420,090
Adjustments to reconcile net income attributable to the Company to FFO attributable to common stockholders and unit holders—basic:
Noncontrolling interests in the Operating Partnership	10,729	37,780	32,615	105,584	29,637
Gain on sale or write down of consolidated assets, net	(42,446)	(415,348)	(378,248)	(73,440)	(207,105)
Gain on remeasurement of consolidated assets	—	—	(22,089)	(1,423,136)	(51,205)
Add: gain on undepreciated assets—consolidated assets	1,564	3,717	1,326	1,396	2,546
Less: loss on write-down of non-real estate assets—consolidated assets	(10,138)	—	—	—	—
Add: noncontrolling interests share of gain (loss) on sale or write-down of assets—consolidated assets	1,209	(1,662)	481	146	(2,082)
(Gain) loss on sale or write down of assets—unconsolidated joint ventures(1)	(14,783)	189	(4,392)	1,237	(94,372)
Add: gain (loss) on sale of undepreciated assets—unconsolidated joint ventures(1)	6,644	(2)	4,395	2,621	602
Depreciation and amortization on consolidated assets	335,431	348,488	464,472	378,716	374,425
Less: noncontrolling interests in depreciation and amortization—consolidated assets	(15,126)	(15,023)	(14,962)	(20,700)	(19,928)
Depreciation and amortization—unconsolidated joint ventures(1)	177,274	179,600	84,160	82,570	86,866
Less: depreciation on personal property	(13,610)	(12,430)	(13,052)	(11,282)	(11,900)
FFO attributable to common stockholders and unit holders—basic and diluted	582,878	642,304	642,268	542,754	527,574
(Gain) loss on extinguishment of debt, net—consolidated assets	—	(1,709)	(1,487)	9,551	(2,684)
Gain on extinguishment of debt, net—unconsolidated joint ventures(1)	—	—	—	—	(352)
FFO attributable to common stockholders and unit holders excluding extinguishment of debt, net—diluted	582,878	640,595	640,781	552,305	524,538
Costs related to unsolicited takeover offer	—	—	25,204	—	—
FFO attributable to common stockholders and unit holders excluding extinguishment of debt, net and costs related to unsolicited takeover offer—diluted	$582,878	$640,595	$665,985	$552,305	$524,538
Weighted average number of FFO shares outstanding for:
FFO attributable to common stockholders and unit holders—basic(2)	152,293	157,320	168,478	153,224	149,444
Adjustments for the impact of dilutive securities in computing FFO—diluted:
Share and unit-based compensation plans	36	112	144	147	82
FFO attributable to common stockholders and unit holders—diluted(3)	152,329	157,432	168,622	153,371	149,526
_______________________________________________________________________________

(1)	Unconsolidated assets are presented at the Company's pro rata share.

(2)
Calculated based upon basic net income as adjusted to reach basic FFO. During the years ended December 31, 2017, 2016, 2015, 2014 and 2013, there were 10.4 million, 10.7 million, 10.6 million, 10.1 million and 9.8 million OP Units outstanding, respectively.

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
The following table sets forth information as of December 31, 2017 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the years ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long term debt:
Fixed rate	$50,630	$797,466	$329,378	$293,838	$502,552	$1,674,155	$3,648,019	$3,663,537
Average interest rate	4.04%	3.51%	5.48%	3.48%	4.19%	3.64%	3.85%
Floating rate	—	—	200,000	1,045,000	300,000	—	1,545,000	1,511,154
Average interest rate	—%	—%	2.86%	3.04%	2.88%	—%	2.98%
Total debt—Consolidated Centers	$50,630	$797,466	$529,378	$1,338,838	$802,552	$1,674,155	$5,193,019	$5,174,691
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long term debt (at Company's pro rata share):
Fixed rate	$28,544	$32,036	$39,634	$149,596	$362,529	$2,134,387	$2,746,726	$2,768,360
Average interest rate	3.68%	3.68%	3.69%	3.80%	3.66%	3.81%	3.79%
Floating rate	9,474	114	40,467	15,000	41,250	—	106,305	102,473
Average interest rate	3.09%	2.63%	3.22%	2.56%	2.56%	—%	2.86%
Total debt—Unconsolidated Joint Venture Centers	$38,018	$32,150	$80,101	$164,596	$403,779	$2,134,387	$2,853,031	$2,870,833
The Consolidated Centers' total fixed rate debt at December 31, 2017 and 2016 was $3.6 billion and $3.8 billion, respectively. The average interest rate on such fixed rate debt at December 31, 2017 and 2016 was 3.85% and 3.80%, respectively. The Consolidated Centers' total floating rate debt at December 31, 2017 and 2016 was $1.5 billion and $1.1 billion, respectively. The average interest rate on such floating rate debt at December 31, 2017 and 2016 was 2.98% and 2.47%, respectively.
The Company's pro rata share of the Unconsolidated Joint Venture Centers' fixed rate debt at December 31, 2017 and 2016 was $2.7 billion. The average interest rate on such fixed rate debt at December 31, 2017 and 2016 was 3.79% and 3.80%, respectively. The Company's pro rata share of the Unconsolidated Joint Venture Centers' floating rate debt at December 31, 2017 and 2016 was $106.3 million and $169.9 million, respectively. The average interest rate on such floating rate debt at December 31, 2017 and 2016 was 2.86% and 2.44%, respectively.
The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value. Interest rate cap agreements offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements effectively replace a floating rate on the notional amount with a fixed rate as noted above. As of December 31, 2017, the Company has one interest rate cap agreement in place (See Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements).
In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $16.5 million per year based on $1.7 billion of floating rate debt outstanding at December 31, 2017.

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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusion Regarding Effectiveness of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation as of December 31, 2017, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). The Company's management concluded that, as of December 31, 2017, its internal control over financial reporting was effective based on this assessment.
KPMG LLP, the independent registered public accounting firm that audited the Company's 2017 consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the Company's internal control over financial reporting which follows below.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of
The Macerich Company:

We have audited The Macerich Company’s and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule III - Real Estate and Accumulated Depreciation (collectively, the “consolidated financial statements”), and our report dated February 23, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Los Angeles, California
February 23, 2018

ITEM 9B.    OTHER INFORMATION
On February 22, 2018, the Company entered into an agreement with Thomas J. Leanse (the “Separation Agreement”) in connection with Mr. Leanse’s formerly announced resignation as Chief Legal Officer of the Company, which will be effective as of February 28, 2018 (the “Separation Date”). In connection with his resignation, Mr. Leanse will also enter into a consulting agreement (the “Consulting Agreement”) with the Company on the Separation Date under which Mr. Leanse will provide consulting services to the Company for a period of two years following the Separation Date.
Under the Separation Agreement, Mr. Leanse will be entitled to receive 100% of his annual bonus for the 2017 bonus period, and the Company agreed to, on the Separation Date, (i) make cash payments equal to (A) $125,000, representing a prorated portion of Mr. Leanse’s 2018 target bonus and (B) $112,036, representing amounts paid in lieu of Medicare and Medigap premiums and 12 months’ outplacement assistance; and (ii) make a one time, fully vested, discretionary contribution to Mr. Leanse’s account under the Company’s deferred compensation plan in the amount of $900,000. In addition, with respect to Mr. Leanse’s outstanding equity compensation awards relating to his service to the Company, the Separation Agreement provides that (i) all stock options will remain exercisable through the applicable expiration dates, and (ii) all LTIP units in the Operating Partnership will remain outstanding and continue to vest (or, in the case of performance-based awards, be eligible to vest) on the scheduled dates set forth in the applicable award agreement, subject to, in the case of performance-based awards, certain non-competition conditions set forth in such award agreements. Mr. Leanse will also be given the right under the Separation Agreement to elect to continue health insurance benefits in effect for himself and eligible family members through COBRA, and, if he so elects, the Company will pay all applicable premiums directly to the COBRA provider for a period of up to 36 months. Mr. Leanse provided the Company with a general release of claims and agreed to be subject to restrictive and other covenants contained in the Separation Agreement, including non-solicitation, non-disparagement and confidentiality provisions following the Separation Date.
Under the Consulting Agreement, Mr. Leanse will provide consulting services to the Company for a period of two years following the Separation Date. For the performance of these services, the Company has agreed to pay Mr. Leanse an aggregate fee of $100,000.

PART III
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
There is hereby incorporated by reference the information which appears under the captions "Information Regarding our Director Nominees," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Audit Committee Matters" in the Company's definitive proxy statement for its 2018 Annual Meeting of Stockholders that is responsive to the information required by this Item.
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
During 2017, there were no material changes to the procedures described in the Company's proxy statement relating to the 2017 Annual Meeting of Stockholders by which stockholders may recommend director nominees to the Company.
ITEM 11.    EXECUTIVE COMPENSATION
There is hereby incorporated by reference the information which appears under the captions "Compensation of Non-Employee Directors," "Compensation Committee Report," "Compensation Discussion and Analysis," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement for its 2018 Annual Meeting of Stockholders that is responsive to the information required by this Item.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
There is hereby incorporated by reference the information which appears under the captions "Principal Stockholders," "Information Regarding Our Director Nominees," "Executive Officers" and "Equity Compensation Plan Information" in the Company's definitive proxy statement for its 2018 Annual Meeting of Stockholders that is responsive to the information required by this Item.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
There is hereby incorporated by reference the information which appears under the captions "Certain Transactions" and "The Board of Directors and its Committees" in the Company's definitive proxy statement for its 2018 Annual Meeting of Stockholders that is responsive to the information required by this Item.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
There is hereby incorporated by reference the information which appears under the captions "Principal Accountant Fees and Services" and "Audit Committee Pre-Approval Policy" in the Company's definitive proxy statement for its 2018 Annual Meeting of Stockholders that is responsive to the information required by this Item.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

ITEM 16.    FORM 10-K SUMMARY
Not applicable.

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors of
The Macerich Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Macerich Company and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedule III - Real Estate and Accumulated Depreciation (collectively, the "consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company’s auditor since 2010.
Los Angeles, California
February 23, 2018

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)

	December 31,
	2017	2016
ASSETS:
Property, net	$7,109,230	$7,357,310
Cash and cash equivalents	91,038	94,046
Restricted cash	52,067	49,951
Tenant and other receivables, net	112,653	136,998
Deferred charges and other assets, net	449,190	478,058
Due from affiliates	82,162	68,227
Investments in unconsolidated joint ventures	1,709,522	1,773,558
Total assets	$9,605,862	$9,958,148
LIABILITIES AND EQUITY:
Mortgage notes payable:
Related parties	$171,569	$176,442
Others	4,066,511	3,908,976
Total	4,238,080	4,085,418
Bank and other notes payable	932,184	880,482
Accounts payable and accrued expenses	58,412	61,316
Other accrued liabilities	325,701	366,165
Distributions in excess of investments in unconsolidated joint ventures	83,486	78,626
Co-venture obligation	—	58,973
Total liabilities	5,637,863	5,530,980
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 140,993,985 and 143,985,036 shares issued and outstanding at December 31, 2017 and 2016, respectively	1,410	1,440
Additional paid-in capital	4,510,489	4,593,229
Accumulated deficit	(830,279)	(488,782)
Accumulated other comprehensive loss	(42)	—
Total stockholders' equity	3,681,578	4,105,887
Noncontrolling interests	286,421	321,281
Total equity	3,967,999	4,427,168
Total liabilities and equity	$9,605,862	$9,958,148

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	For The Years Ended December 31,
	2017	2016	2015
Revenues:
Minimum rents	$594,030	$616,295	$759,603
Percentage rents	17,124	20,902	25,693
Tenant recoveries	283,295	305,282	415,129
Other	55,819	59,328	61,470
Management Companies	43,394	39,464	26,254
Total revenues	993,662	1,041,271	1,288,149
Expenses:
Shopping center and operating expenses	295,190	307,623	379,815
Management Companies' operating expenses	100,121	98,323	92,340
REIT general and administrative expenses	28,240	28,217	29,870
Costs related to unsolicited takeover offer	—	—	25,204
Depreciation and amortization	335,431	348,488	464,472
	758,982	782,651	991,701
Interest expense:
Related parties	8,731	8,973	10,515
Other	163,045	154,702	201,428
	171,776	163,675	211,943
Gain on extinguishment of debt, net	—	(1,709)	(1,487)
Total expenses	930,758	944,617	1,202,157
Equity in income of unconsolidated joint ventures	85,546	56,941	45,164
Co-venture expense	(13,629)	(13,382)	(11,804)
Income tax (expense) benefit	(15,594)	(722)	3,223
Gain on sale or write down of assets, net	42,446	415,348	378,248
Gain on remeasurement of assets	—	—	22,089
Net income	161,673	554,839	522,912
Less net income attributable to noncontrolling interests	15,543	37,844	35,350
Net income attributable to the Company	$146,130	$516,995	$487,562
Earnings per common share attributable to common stockholders:
Basic	$1.02	$3.52	$3.08
Diluted	$1.02	$3.52	$3.08
Weighted average number of common shares outstanding:
Basic	141,877,000	146,599,000	157,916,000
Diluted	141,913,000	146,711,000	158,060,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For The Years Ended December 31,
	2017	2016	2015
Net income	$161,673	$554,839	$522,912
Other comprehensive loss:
Interest rate cap	(42)	—	—
Comprehensive income	161,631	554,839	522,912
Less net income attributable to noncontrolling interests	15,543	37,844	35,350
Comprehensive income attributable to the Company	$146,088	$516,995	$487,562
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except per share data)

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Par Value				Noncontrolling Interests	Total Equity
Balance at January 1, 2015	158,201,996	$1,582	$5,041,797	$596,741	$5,640,120	$399,729	$6,039,849
Net income	—	—	—	487,562	487,562	35,350	522,912
Amortization of share and unit-based plans	241,186	2	34,373	—	34,375	—	34,375
Employee stock purchases	23,036	—	1,512	—	1,512	—	1,512
Stock repurchase	(4,140,788)	(41)	(153,602)	(246,501)	(400,144)		(400,144)
Distributions paid ($6.63) per share	—	—	—	(1,050,562)	(1,050,562)	—	(1,050,562)
Distributions to noncontrolling interests	—	—	—	—	—	(74,677)	(74,677)
Contributions from noncontrolling interests	—	—	—	—	—	23	23
Other	—	—	(1,593)	—	(1,593)	—	(1,593)
Conversion of noncontrolling interests to common shares	79,556	1	1,558	—	1,559	(1,559)	—
Redemption of noncontrolling interests	—	—	(343)	—	(343)	(113)	(456)
Adjustment of noncontrolling interests in Operating Partnership	—	—	2,928	—	2,928	(2,928)	—
Balance at December 31, 2015	154,404,986	$1,544	$4,926,630	$(212,760)	$4,715,414	$355,825	$5,071,239

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Dollars in thousands, except per share data)

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value				Noncontrolling Interests	Total Equity
Balance at December 31, 2015	154,404,986	$1,544	$4,926,630	$(212,760)	$4,715,414	$355,825	$5,071,239
Net income	—	—	—	516,995	516,995	37,844	554,839
Amortization of share and unit-based plans	139,671	2	40,527	—	40,529	—	40,529
Employee stock purchases	28,147	—	1,697	—	1,697	—	1,697
Stock repurchase	(11,123,011)	(111)	(412,391)	(387,516)	(800,018)	—	(800,018)
Distributions declared ($2.75) per share	—	—	—	(405,501)	(405,501)	—	(405,501)
Distributions to noncontrolling interests	—	—	—	—	—	(35,677)	(35,677)
Contributions from noncontrolling interests	—	—	—	—	—	90	90
Conversion of noncontrolling interests to common shares	535,243	5	12,443	—	12,448	(12,448)	—
Redemption of noncontrolling interests	—	—	(23)	—	(23)	(7)	(30)
Adjustment of noncontrolling interests in Operating Partnership	—	—	24,346	—	24,346	(24,346)	—
Balance at December 31, 2016	143,985,036	$1,440	$4,593,229	$(488,782)	$4,105,887	$321,281	$4,427,168

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Dollars in thousands, except per share data)

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at December 31, 2016	143,985,036	$1,440	$4,593,229	$(488,782)	$—	$4,105,887	$321,281	$4,427,168
Net income	—	—	—	146,130	—	146,130	15,543	161,673
Cumulative effect of adoption of ASU 2016-09	—	—	—	6,484	—	6,484	—	6,484
Interest rate cap	—	—	—	—	(42)	(42)	—	(42)
Amortization of share and unit-based plans	97,694	1	37,004	—	—	37,005	—	37,005
Employee stock purchases	38,832	—	1,868	—	—	1,868	—	1,868
Stock repurchases	(3,627,390)	(36)	(135,176)	(86,216)	—	(221,428)	—	(221,428)
Distributions declared ($2.87) per share	—	—	—	(407,895)	—	(407,895)	—	(407,895)
Distributions to noncontrolling interests	—	—	—	—	—	—	(35,944)	(35,944)
Contributions from noncontrolling interests	—	—	—	—	—	—	30	30
Conversion of noncontrolling interests to common shares	499,813	5	16,792	—	—	16,797	(16,797)	—
Redemption of noncontrolling interests	—	—	(615)	—	—	(615)	(305)	(920)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(2,613)	—	—	(2,613)	2,613	—
Balance at December 31, 2017	140,993,985	$1,410	$4,510,489	$(830,279)	$(42)	$3,681,578	$286,421	$3,967,999

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$161,673	$554,839	$522,912
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on extinguishment of debt, net	—	(1,709)	(1,487)
Gain on sale or write down of assets, net	(42,446)	(415,348)	(378,248)
Gain on remeasurement of assets	—	—	(22,089)
Depreciation and amortization	341,275	355,358	471,320
Amortization of net premium on mortgage notes payable	(3,277)	(4,048)	(20,232)
Amortization of share and unit-based plans	30,799	33,288	28,367
Straight-line rent adjustment	(8,597)	(5,237)	(7,192)
Amortization of above and below-market leases	(964)	(12,815)	(16,510)
Provision for doubtful accounts	4,314	3,586	4,698
Income tax expense (benefit)	15,594	722	(3,223)
Equity in income of unconsolidated joint ventures	(85,546)	(56,941)	(45,164)
Co-venture expense	13,629	13,382	11,804
Distributions of income from unconsolidated joint ventures	463	7,248	4,541
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables	(6,508)	(7,585)	1,908
Other assets	(4,414)	(20,033)	13,892
Due from affiliates	(13,982)	15,983	(7,025)
Accounts payable and accrued expenses	(5,822)	(8,929)	(4,014)
Other accrued liabilities	(9,802)	(22,227)	698
Net cash provided by operating activities	386,389	429,534	554,956
Cash flows from investing activities:
Acquisition of properties	—	—	(26,250)
Development, redevelopment, expansion and renovation of properties	(160,343)	(211,616)	(272,334)
Property improvements	(41,807)	(47,863)	(53,335)
Proceeds from repayment of notes receivable	7,073	3,677	1,833
Deposit on acquisition of property	—	—	(12,500)
Deferred leasing costs	(31,655)	(28,074)	(33,902)
Distributions from unconsolidated joint ventures	267,964	444,095	105,640
Contributions to unconsolidated joint ventures	(117,538)	(430,428)	(426,186)
Proceeds from sale of assets	255,294	724,275	646,898
Restricted cash	(2,116)	(10,953)	(30,888)
Net cash provided by (used in) investing activities	176,872	443,113	(101,024)
The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	1,430,000	3,201,138	4,080,671
Payments on mortgages, bank and other notes payable	(1,219,728)	(2,437,891)	(3,284,213)
Deferred financing costs	(8,500)	(10,584)	(11,805)
Payment of finance deposits, net of refunds received	—	—	(11,138)
Payment of debt extinguishment costs	—	(12,028)	(14,579)
Proceeds from share and unit-based plans	1,868	1,697	1,512
Stock repurchases	(221,428)	(800,018)	(400,144)
Redemption of noncontrolling interests	(920)	(30)	(456)
Contributions from noncontrolling interests	30	90	23
Purchase of noncontrolling interest	—	—	(1,593)
Settlement of contingent consideration	—	(10,012)	—
Dividends and distributions	(443,839)	(779,308)	(787,109)
Distributions to co-venture partner	(103,752)	(18,165)	(23,498)
Net cash used in financing activities	(566,269)	(865,111)	(452,329)
Net (decrease) increase in cash and cash equivalents	(3,008)	7,536	1,603
Cash and cash equivalents, beginning of year	94,046	86,510	84,907
Cash and cash equivalents, end of year	$91,038	$94,046	$86,510
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$168,493	$153,838	$231,106
Non-cash investing and financing activities:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$43,726	$49,484	$52,983
Conversion of Operating Partnership Units to common stock	$16,797	$12,448	$1,559
Accrued dividend	$—	$—	$337,703
Mortgage notes payable settled by deed-in-lieu of foreclosure	$—	$37,000	$34,149
Mortgage notes payable assumed by buyer in exchange for investment in unconsolidated joint venture	$—	$997,695	$1,782,455
Acquisition of property in exchange for investment in unconsolidated joint venture	$—	$—	$76,250
Assumption of mortgage notes payable and other liabilities from unconsolidated joint ventures	$—	$—	$50,000
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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of December 31, 2017, the Company was the sole general partner of and held a 93% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
The accompanying consolidated financial statements include the accounts of the Company. Investments in entities in which the Company has a controlling financial interest or entities that meet the definition of a variable interest entity ("VIE") in which the Company has, as a result of ownership, contractual or other financial interests, both the power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE are consolidated; otherwise they are accounted for under the equity method of accounting and are reflected as investments in unconsolidated joint ventures.
The Company's sole significant asset is its investment in the Operating Partnership and as a result, substantially all of the Company's assets and liabilities represent the assets and liabilities of the Operating Partnership. In addition, the Operating Partnership has investments in a number of VIEs.
The Operating Partnership's VIEs included the following assets and liabilities:

	December 31,
	2017	2016
Assets:
Property, net	$288,881	$307,582
Other assets	60,586	68,863
Total assets	$349,467	$376,445
Liabilities:
Mortgage notes payable	$129,436	$133,245
Other liabilities	72,705	75,913
Total liabilities	$202,141	$209,158
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
Revenues:
Minimum rental revenues are recognized on a straight-line basis over the terms of the related leases. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight-line rent adjustment." Minimum rents were increased by $8,597, $5,237 and $7,192 due to the straight-line rent adjustment during the years ended December 31, 2017, 2016 and 2015, respectively. Percentage rents are recognized and accrued when tenants' specified sales targets have been met.
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

Fair Value of Financial Instruments:(Continued)
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
No Center or tenant generated more than 10% of total revenues during the years ended December 31, 2017, 2016 or 2015.
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
Recent Accounting Pronouncements:
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-09, “Revenue From Contracts With Customers,” which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The standard states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While the standard specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. The standard will initially apply to the Company's recognition of management companies and other revenues. This standard will not apply to the Company's recognition of tenant recoveries until January 1, 2019, when it adopts ASU 2016-02, "Leases (Topic 842)", as discussed below. The Company's adoption of ASU 2014-09 on January 1, 2018 did not have a significant impact on the pattern of revenue recognition for management companies and other revenues.
Additionally, under ASU 2014-09, the Company will account for its joint venture in Chandler Fashion Center and Freehold Raceway Mall (See Note 11—Co-Venture Arrangement) as a financing arrangement. The financing arrangement liability is required to be recorded at fair value upon adoption and any subsequent changes in fair value recognized as interest expense in the Company's consolidated statements of operations. The Company's adoption of this standard effective January 1, 2018 is expected to result in the replacement of its $31,150 distributions in excess of co-venture obligation (See Note 8—Deferred Charges and Other Assets, net) with a financing arrangement liability estimated to be $393,700 on its consolidated balance sheets. This will result in the recognition of an estimated $424,850 increase in the Company’s accumulated deficit as a cumulative effect adjustment under the modified retrospective method of adoption. The financing arrangement liability and cumulative effect adjustment are provisional and are still being evaluated by management. Such amounts are subject to change and will be finalized on the Company’s consolidated financial statements for the three months ended March 31, 2018.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
2. Summary of Significant Accounting Policies: (Continued)

Recent Accounting Pronouncements: (Continued)
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
Under ASU 2016-02, lessees apply a dual approach, classifying leases as either finance or operating leases. A lessee is required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months, regardless of their lease classification. The Company is a lessee on ground leases at certain properties, on certain office space leases and on certain other improvements and equipment. The standard will impact the accounting and disclosure requirements for these leases. The standard is effective for the Company under a modified retrospective approach beginning January 1, 2019. The Company is evaluating the impact of the adoption of this standard on its consolidated financial statements.
In November 2017, the FASB decided to proceed with issuing a final accounting standards update on the new leasing standard, which would provide additional practical expedients that can be elected upon adoption of ASU 2016-02 on January 1, 2019. The FASB issued an exposure draft on January 5, 2018 that includes a practical expedient that would allow lessors, as an accounting policy election by class of underlying asset, to not bifurcate non-lease components from the related lease components if certain conditions are met, and a practical expedient that would enable a cumulative effect transition option in which a company would not have to adjust their comparative period financial statements for the effects of the new standard. The Company plans on utilizing the practical expedients provided by ASU 2016-02 and the final accounting standards update and will continue to monitor and review updates as they are provided by the FASB.
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
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash flows (Topic 230)," which amended the accounting for the statement of cash flows by providing guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company's adoption of this standard on January 1, 2017 resulted in the reclassification of $12,028 and $14,579 of debt extinguishment costs from operating activities to financing activities on its consolidated statements of cash flows for the year ended December 31, 2016 and 2015, respectively.
On November 17, 2016, the FASB issued ASU 2016-18, “Restricted Cash,” which requires that the statement of cash flows explain the change during a reporting period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. This standard states that transfers between cash, cash equivalents, and restricted cash are not part of the entity’s operating, investing, and financing activities. Therefore, restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company's adoption of this standard on January 1, 2018 did not have a significant impact on its consolidated statements of cash flows.
On January 5, 2017, the FASB issued ASU 2017-01, “Business Combinations,” which clarifies the definition of a business. The objective of the standard is to add further guidance that assists entities in evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If so, the set of transferred assets and activities are not a business and should be treated as an asset acquisition. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs. The primary difference between business combinations and asset acquisitions is the recognition of transaction costs, which are expensed as period costs for business combinations and capitalized for asset acquisitions. The Company's adoption of this standard on January 1, 2018 did not have a significant impact on its consolidated financial statements.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
2. Summary of Significant Accounting Policies: (Continued)

Recent Accounting Pronouncements: (Continued)
In February 2017, the FASB issued ASU No. 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets,” which clarifies the scope of asset derecognition and adds further guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. The Company's adoption of this standard on January 1, 2018 did not have a significant impact on its consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities,” which aims to (i) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (ii) reduce the complexity of and simplify the application of hedge accounting by preparers. The standard is effective for the Company beginning January 1, 2019, with early adoption permitted. The Company is evaluating the impact of the adoption of this standard on its consolidated financial statements.
3. Earnings Per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of earnings per share for the years ended December 31 (shares in thousands):

	2017	2016	2015
Numerator
Net Income	$161,673	$554,839	$522,912
Net income attributable to noncontrolling interests	(15,543)	(37,844)	(35,350)
Net income attributable to the Company	146,130	516,995	487,562
Allocation of earnings to participating securities	(757)	(779)	(1,493)
Numerator for basic and diluted EPS—net income attributable to common stockholders	$145,373	$516,216	$486,069
Denominator
Denominator for basic EPS—weighted average number of common shares outstanding	141,877	146,599	157,916
Effect of dilutive securities (1)
Share and unit based compensation	36	112	144
Denominator for diluted EPS—weighted average number of common shares outstanding	141,913	146,711	158,060
EPS—net income attributable to common stockholders:
Basic	$1.02	$3.52	$3.08
Diluted	$1.02	$3.52	$3.08

____________________________________

(1)	Diluted EPS excludes 90,619, 133,366 and 139,186 convertible preferred units for the years ended December 31, 2017, 2016 and 2015, respectively, as their impact was antidilutive.
Diluted EPS excludes 10,416,321 and 10,721,271 and 10,562,154 Operating Partnership units ("OP Units") for the years ended December 31, 2017, 2016 and 2015, respectively, as their effect was antidilutive.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

4. Investments in Unconsolidated Joint Ventures:
The following are the Company's direct or indirect investments in various joint ventures with third parties. The Company's direct or indirect ownership interest in each joint venture as of December 31, 2017 was as follows:

Joint Venture	Ownership %(1)
443 Wabash MAB LLC	45.0%
AM Tysons LLC	50.0%
Biltmore Shopping Center Partners LLC	50.0%
Candlestick Center LLC—Fashion Outlets of San Francisco	50.1%
Coolidge Holding LLC	37.5%
Corte Madera Village, LLC	50.1%
Country Club Plaza KC Partners LLC	50.0%
Fashion District Philadelphia—Various Entities	50.0%
Jaren Associates #4	12.5%
Kierland Commons Investment LLC	50.0%
Macerich HHF Centers LLC—Various Properties	51.0%
Macerich Northwestern Associates—Broadway Plaza	50.0%
MS Portfolio LLC	50.0%
New River Associates LLC—Arrowhead Towne Center	60.0%
North Bridge Chicago LLC	50.0%
One Scottsdale Investors LLC	50.0%
Pacific Premier Retail LLC—Various Properties	60.0%
Propcor II Associates, LLC—Boulevard Shops	50.0%
Scottsdale Fashion Square Partnership	50.0%
The Market at Estrella Falls LLC	40.1%
TM TRS Holding Company LLC	50.0%
Tysons Corner LLC	50.0%
Tysons Corner Hotel I LLC	50.0%
Tysons Corner Property Holdings II LLC	50.0%
Tysons Corner Property LLC	50.0%
West Acres Development, LLP	19.0%
Westcor/Queen Creek LLC	38.2%
Westcor/Surprise Auto Park LLC	33.3%
WMAP, L.L.C.—Atlas Park, The Shops at	50.0%
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)

The Company has made the following investments and dispositions in unconsolidated joint ventures during the years ended December 31, 2017, 2016 and 2015:
On February 17, 2015, the Company acquired the remaining 50% ownership interest in Inland Center, an 869,000 square foot regional shopping center in San Bernardino, California, that it did not previously own for $51,250. The purchase price was funded by a cash payment of $26,250 and the assumption of the third party's share of the mortgage note payable on the property of $25,000. Concurrent with the purchase of the joint venture interest, the Company paid off the $50,000 mortgage note payable on the property. The cash payment was funded by borrowings under the Company's line of credit. Prior to the acquisition, the Company had accounted for its investment in Inland Center under the equity method of accounting. Since the date of acquisition, the Company has included Inland Center in its consolidated financial statements (See Note 14—Acquisitions).
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
On October 30, 2015, the Company sold a 40% ownership interest in Pacific Premier Retail LLC (the "PPR Portfolio"), which owns Lakewood Center, a 2,070,000 square foot regional shopping center in Lakewood, California; Los Cerritos Center, a 1,305,000 square foot regional shopping center in Cerritos, California; South Plains Mall, a 1,128,000 square foot regional shopping center in Lubbock, Texas; and Washington Square, a 1,442,000 square foot regional shopping center in Portland, Oregon, for a total sales price of $1,258,643, resulting in a gain on sale of assets of $311,194. The sales price was funded by a cash payment of $545,643 and the assumption of a pro rata share of the mortgage and other notes payable on the properties of $713,000. The Company used the cash proceeds from the sales to pay down its line of credit and for general corporate purposes, which included funding the ASR and Special Dividend (See Note 13—Stockholders' Equity). Upon completion of the sale of the ownership interest, the Company no longer has a controlling interest in the joint venture due to the substantive participation rights of the outside partner. Accordingly, the Company accounts for its investment in the PPR Portfolio under the equity method of accounting.
On January 6, 2016, the Company sold a 40% ownership interest in Arrowhead Towne Center, a 1,197,000 square foot regional shopping center in Glendale, Arizona, for $289,496, resulting in a gain on the sale of assets of $101,629. The sales price was funded by a cash payment of $129,496 and the assumption of a pro rata share of the mortgage note payable on the property of $160,000. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes, which included funding the Special Dividend (See Note 13—Stockholders' Equity). Upon completion of the sale of the ownership interest, the Company no longer has a controlling interest in the joint venture due to the substantive participation rights of the outside partner. Accordingly, the Company accounts for its investment in Arrowhead Towne Center under the equity method of accounting.
On January 14, 2016, the Company formed a joint venture, whereby the Company sold a 49% ownership interest in Deptford Mall, a 1,040,000 square foot regional shopping center in Deptford, New Jersey; FlatIron Crossing, a 1,433,000 square foot regional shopping center in Broomfield, Colorado; and Twenty Ninth Street, an 847,000 square foot regional shopping center in Boulder, Colorado (the "MAC Heitman Portfolio"), for $771,478, resulting in a gain on the sale of assets of $340,734. The sales price was funded by a cash payment of $478,608 and the assumption of a pro rata share of the mortgage notes payable on the properties of $292,870. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes. Upon completion of the sale of the ownership interest, the Company no longer has a controlling interest in the joint venture due to the substantive participation rights of the outside partner. Accordingly, the Company accounts for its investment in the MAC Heitman Portfolio under the equity method of accounting.
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)

On March 17, 2017, the Company's joint venture in Country Club Plaza sold an office building for $78,000, resulting in a gain on sale of assets of $4,580. The Company's pro rata share of the gain on sale of assets of $2,290 was included in equity in income of unconsolidated joint ventures. The Company used its share of the proceeds to fund repurchases under the 2017 Stock Buyback Program (See Note 13—Stockholders' Equity).
On September 18, 2017, the Company's joint venture in Fashion District Philadelphia sold an office building for $61,500, resulting in a gain on sale of assets of $13,078. The Company's pro rata share of the gain on sale of assets of $6,539 was included in equity in income of unconsolidated joint ventures. The Company used its share of the proceeds to fund repurchases under the 2017 Stock Buyback Program (See Note 13—Stockholders' Equity).
On December 14, 2017, the Company’s joint venture in Westcor/Queens Creek LLC sold land for $30,491, resulting in a gain on sale of assets of $14,853. The Company’s share of the gain on sale was $5,436, which was included in equity in income of unconsolidated joint ventures. The Company used its portion of the proceeds to pay down its line of credit and for general corporate purposes.
Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures as of December 31:

	2017	2016
Assets(1):
Property, net	$9,052,105	$9,176,642
Other assets	635,838	614,607
Total assets	$9,687,943	$9,791,249
Liabilities and partners' capital(1):
Mortgage and other notes payable(2)	$5,296,594	$5,224,713
Other liabilities	405,052	403,369
Company's capital	2,188,057	2,279,819
Outside partners' capital	1,798,240	1,883,348
Total liabilities and partners' capital	$9,687,943	$9,791,249
Investment in unconsolidated joint ventures:
Company's capital	$2,188,057	$2,279,819
Basis adjustment(3)	(562,021)	(584,887)
	$1,626,036	$1,694,932

Assets—Investments in unconsolidated joint ventures	$1,709,522	$1,773,558
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(83,486)	(78,626)
	$1,626,036	$1,694,932
_______________________________________________________________________________

(1)
These amounts include the assets of $3,106,105 and $3,179,255 of the PPR Portfolio as of December 31, 2017 and 2016, respectively, and liabilities of $1,872,227 and $1,887,952 of the PPR Portfolio as of December 31, 2017 and 2016, respectively.

(2)
Included in mortgage and other notes payable are amounts due to affiliates of Northwestern Mutual Life ("NML") of $482,332 and $265,863 as of December 31, 2017 and 2016, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates—Broadway Plaza. Interest expense incurred on these borrowings amounted to $17,898, $16,898 and $29,372 for the years ended December 31, 2017, 2016 and 2015, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)

(3)
The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $16,562, $17,610 and $5,619 for the years ended December 31, 2017, 2016 and 2015, respectively.

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	PPR Portfolio	Other Joint Ventures	Total
Year Ended December 31, 2017
Revenues:
Minimum rents	$134,450	$501,732	$636,182
Percentage rents	5,050	13,866	18,916
Tenant recoveries	46,575	189,059	235,634
Other	5,959	51,767	57,726
Total revenues	192,034	756,424	948,458
Expenses:
Shopping center and operating expenses	41,340	243,271	284,611
Interest expense	67,053	131,714	198,767
Depreciation and amortization	101,625	250,921	352,546
Total operating expenses	210,018	625,906	835,924
(Loss) gain on sale of assets	(36)	33,861	33,825
Net (loss) income	$(18,020)	$164,379	$146,359
Company's equity in net (loss) income	$(453)	$85,999	$85,546

Year Ended December 31, 2016
Revenues:
Minimum rents	$129,145	$471,139	$600,284
Percentage rents	5,437	15,480	20,917
Tenant recoveries	47,856	187,288	235,144
Other	6,303	49,937	56,240
Total revenues	188,741	723,844	912,585
Expenses:
Shopping center and operating expenses	39,804	234,704	274,508
Interest expense	64,626	123,043	187,669
Depreciation and amortization	108,880	251,498	360,378
Total operating expenses	213,310	609,245	822,555
Loss on sale of assets	—	(375)	(375)
Net (loss) income	$(24,569)	$114,224	$89,655
Company's equity in net (loss) income	$(3,088)	$60,029	$56,941

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)

	PPR Portfolio(1)	Other Joint Ventures	Total
Year Ended December 31, 2015
Revenues:
Minimum rents	$21,172	$293,921	$315,093
Percentage rents	2,569	13,188	15,757
Tenant recoveries	8,408	129,059	137,467
Other	1,182	33,931	35,113
Total revenues	33,331	470,099	503,430
Expenses:
Shopping center and operating expenses	6,852	165,795	172,647
Interest expense	10,448	78,279	88,727
Depreciation and amortization	16,919	133,707	150,626
Total operating expenses	34,219	377,781	412,000
Gain on sale of assets	—	9,850	9,850
Loss on extinguishment of debt	—	(3)	(3)
Net (loss) income	$(888)	$102,165	$101,277
Company's equity in net income	$1,409	$43,755	$45,164

_______________________________________________________________________________

(1)
These amounts exclude the results of operations from January 1, 2015 to October 29, 2015, as the PPR Portfolio was converted from Consolidated Centers to an Unconsolidated Joint Venture Centers effective October 30, 2015, as a result of the PPR Portfolio transaction as discussed above.

Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.
5. Derivative Instruments and Hedging Activities:
The Company recorded other comprehensive loss related to the marking-to-market of an interest rate cap agreement of $42 for the year ended December 31, 2017. There were no derivatives outstanding at December 31, 2016 or 2015.
        The following derivative was outstanding at December 31, 2017:

Property	Notional Amount	Product	LIBOR Rate	Maturity	Fair Value
Santa Monica Place	$300,000	Cap	4.00%	12/9/2019	$11
        The above interest rate cap agreement was designated as a hedging instrument with a fair value of $11 that was included in deferred charges and other assets, net at December 31, 2017.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

6. Property, net:
Property at December 31, 2017 and 2016 consists of the following:

	2017	2016
Land	$1,567,152	$1,607,590
Buildings and improvements	6,385,035	6,511,741
Tenant improvements	620,352	622,878
Equipment and furnishings	187,998	177,036
Construction in progress	366,996	289,966
	9,127,533	9,209,211
Less accumulated depreciation	(2,018,303)	(1,851,901)
	$7,109,230	$7,357,310

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $277,917, $277,270 and $354,977, respectively.
The gain on sale or write down of assets, net for the year ended December 31, 2017 includes a gain of $59,577 on the sale of Cascade Mall and Northgate Mall (See Note 15—Dispositions), $14,597 on the sale of 500 North Michigan Avenue (See Note 15—Dispositions) and $1,564 on the sales of land. These gains were offset in part by a loss of $22,108 on impairment, $10,138 on the write down of an investment in non-real estate assets and $1,046 on the write off of development costs. The loss on impairment was due to the reduction of the estimated holding periods of Southridge Center and Promenade at Casa Grande.
The gain on sale or write down of assets, net for the year ended December 31, 2016 includes a gain of $101,629 on the sale of a 40% ownership interest in Arrowhead Towne Center (See Note 4—Investments in Unconsolidated Joint Ventures), $340,734 on the sale of a 49% ownership interest in the MAC Heitman Portfolio (See Note 4—Investments in Unconsolidated Joint Ventures), $24,894 on the sale of Capitola Mall (See Note 15—Dispositions) and $4,546 on the sale of land. These gains were offset in part by a loss of $39,671 on impairment, a charge of $12,180 from a contingent consideration obligation, a loss of $3,066 on the sale of a former Mervyn's store (See Note 15—Dispositions) and $1,538 on the write-off of development costs. The loss on impairment was due to the reduction of the estimated holding periods of Cascade Mall, Promenade at Casa Grande, The Marketplace at Flagstaff and a freestanding store.
The gain on sale or write down of assets, net for the year ended December 31, 2015 includes the gain of $311,194 on the sale of a 40% ownership interest in the PPR Portfolio (See Note 4—Investments in Unconsolidated Joint Ventures), $73,726 on the sale of Panorama Mall (See Note 15—Dispositions), $2,336 on the sale of assets and $1,807 on the sale of land offset in part by a loss of $9,963 on impairment and $852 on the write-off of development costs. The loss on impairment was due to the reduction of the estimated holding periods of Flagstaff Mall (See Note 15—Dispositions) and a freestanding store.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
6. Property, net: (Continued)

The following table summarizes certain of the Company's assets that were measured on a nonrecurring basis as a result of impairment charges recorded for the years ended December 31, 2017, 2016 and 2015 as described above:

Years ended December, 31	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
2017	$38,000	$—	$38,000	$—
2016	$86,100	$—	$—	$86,100
2015	$49,700	$—	$6,200	$43,500
The fair value relating to impairments that were based on sales contracts were classified within Level 2 of the fair value hierarchy. The fair value relating to impairment assessments that were not based on sales contracts were based on a discounted cash flow model that included all cash inflows and outflows over a specific holding period. Such projected cash flows are comprised of contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectations for growth. Terminal capitalization rates and discount rates utilized in these models are based on a reasonable range of current market rates for each property analyzed. Based upon these inputs, the Company determined that its valuations of properties using a discounted cash flow model are classified within Level 3 of the fair value hierarchy.
The following table sets forth quantitative information about the unobservable inputs of the Company’s Level 3 real estate recorded as of December 31, 2016 and 2015:

Unobservable Inputs	2016	2015
Terminal capitalization rate	7.0% - 10.0%	9.0%
Discount rate	8.0% - 15.0%	9.5%
Market rents per square foot	$2.00 - $20.00	$5.00 - $150.00
7. Tenant and Other Receivables, net:
Included in tenant and other receivables, net is an allowance for doubtful accounts of $2,786 and $1,991 at December 31, 2017 and 2016, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $8,711 and $9,509 at December 31, 2017 and 2016, respectively, and a deferred rent receivable due to straight-line rent adjustments of $61,859 and $56,761 at December 31, 2017 and 2016, respectively.
On March 17, 2014, in connection with the sale of Lake Square Mall, a 559,000 square foot regional shopping center in Leesburg, Florida, the Company issued a note receivable for $6,500 that bore interest at an effective rate of 6.5% and was to mature on March 17, 2018 ("LSM Note A") and a note receivable for $3,103 that bore interest at 5.0% and was to mature on December 31, 2014 ("LSM Note B"). LSM Note A and LSM Note B were paid off on October 20, 2017 and September 2, 2014, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

8. Deferred Charges and Other Assets, net:
Deferred charges and other assets, net at December 31, 2017 and 2016 consist of the following:

	2017	2016
Leasing	$232,819	$239,983
Intangible assets:
In-place lease values(1)	108,432	140,437
Leasing commissions and legal costs(1)	25,958	32,384
Above-market leases	164,040	181,851
Deferred tax assets	29,006	38,301
Deferred compensation plan assets	52,221	42,711
Distributions in excess of co-venture obligation(2)	31,150	—
Other assets	66,990	72,206
	710,616	747,873
Less accumulated amortization(3)	(261,426)	(269,815)
	$449,190	$478,058
_______________________________

(1)	The amortization of these intangible assets for the next five years and thereafter is as follows:

Year Ending December 31,
2018	$13,165
2019	11,115
2020	8,418
2021	6,866
2022	5,136
Thereafter	15,183
$59,883

(2)	See Note 11—Co-Venture Arrangement.

(3)
Accumulated amortization includes $74,507 and $88,785 relating to in-place lease values, leasing commissions and legal costs at December 31, 2017 and 2016, respectively. Amortization expense for in-place lease values, leasing commissions and legal costs was $19,988, $33,048 and $69,460 for the years ended December 31, 2017, 2016 and 2015, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
8. Deferred Charges and Other Assets, net: (Continued)

The allocated values of above-market leases and below-market leases consist of the following:

	2017	2016
Above-Market Leases
Original allocated value	$164,040	$181,851
Less accumulated amortization	(60,210)	(57,505)
	$103,830	$124,346
Below-Market Leases(1)
Original allocated value	$120,573	$144,713
Less accumulated amortization	(55,489)	(58,400)
	$65,084	$86,313
_______________________________

(1)	Below‑market leases are included in other accrued liabilities.

The allocated values of above and below-market leases will be amortized into minimum rents on a straight-line basis over the individual remaining lease terms. The amortization of these values for the next five years and thereafter is as follows:

Year Ending December 31,	Above Market	Below Market
2018	$11,109	$11,657
2019	9,265	10,400
2020	8,088	8,016
2021	6,944	6,286
2022	5,370	5,201
Thereafter	63,054	23,524
	$103,830	$65,084

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

9. Mortgage Notes Payable:
Mortgage notes payable at December 31, 2017 and 2016 consist of the following:

	Carrying Amount of Mortgage Notes(1)
	2017		2016		Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Property Pledged as Collateral	Related Party	Other	Related Party	Other
Chandler Fashion Center(5)	—	199,904	—	199,833	3.77%	625	2019
Danbury Fair Mall	104,599	104,598	107,929	107,928	5.53%	1,538	2020
Fashion Outlets of Chicago(6)	—	199,298	—	198,966	3.02%	477	2020
Fashion Outlets of Niagara Falls USA	—	112,770	—	115,762	4.89%	727	2020
Freehold Raceway Mall(5)(7)	—	398,050	—	220,643	3.94%	1,300	2029
Fresno Fashion Fair	—	323,261	—	323,062	3.67%	971	2026
Green Acres Commons(8)	—	107,219	—	—	4.07%	322	2021
Green Acres Mall	—	291,366	—	297,798	3.61%	1,447	2021
Kings Plaza Shopping Center	—	447,231	—	456,958	3.67%	2,229	2019
Northgate Mall(9)	—	—	—	63,434
Oaks, The	—	196,732	—	201,235	4.14%	1,064	2022
Pacific View	—	124,397	—	127,311	4.08%	668	2022
Queens Center	—	600,000	—	600,000	3.49%	1,744	2025
Santa Monica Place(10)	—	296,366	—	219,564	3.13%	706	2022
SanTan Village Regional Center	—	124,703	—	127,724	3.14%	589	2019
Stonewood Center(11)	—	—	—	99,520
Towne Mall	—	21,161	—	21,570	4.48%	117	2022
Tucson La Encantada	66,970	—	68,513	—	4.23%	368	2022
Victor Valley, Mall of	—	114,617	—	114,559	4.00%	380	2024
Vintage Faire Mall	—	263,818	—	269,228	3.55%	1,256	2026
Westside Pavilion	—	141,020	—	143,881	4.49%	783	2022
	$171,569	$4,066,511	$176,442	$3,908,976

(1)
The mortgage notes payable balances include the unamortized debt premiums. Debt premiums represent the excess of the fair value of debt over the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method.

The debt premiums as of December 31, 2017 and 2016 consist of the following:

Property Pledged as Collateral	2017	2016
Fashion Outlets of Niagara Falls USA	$2,630	$3,558
Stonewood Center	—	2,349
	$2,630	$5,907
The mortgage notes payable balances also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs were $17,838 and $12,716 at December 31, 2017 and 2016, respectively.

(2)	The interest rate disclosed represents the effective interest rate, including the debt premiums and deferred finance costs.

(3)	The monthly debt service represents the payment of principal and interest.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
9. Mortgage Notes Payable: (continued)

(4)
The maturity date assumes that all extension options are fully exercised and that the Company does not opt to refinance the debt prior to these dates. These extension options are at the Company's discretion, subject to certain conditions, which the Company believes will be met.

(5)	A 49.9% interest in the loan has been assumed by a third party in connection with a co-venture arrangement (See Note 11—Co-Venture Arrangement).

(6)	The loan bears interest at LIBOR plus 1.50% and matures on March 31, 2020. At December 31, 2017 and 2016, the total interest rate was 3.02% and 2.43%, respectively.

(7)	On October 19, 2017, the joint venture replaced the existing loan on the property with a new $400,000 loan that bears interest at an effective rate of 3.94% and matures on November 1, 2029.

(8)
On September 29, 2017, the Company placed a new $110,000 loan on the property that bears interest at LIBOR plus 2.15% and matures on March 29, 2021. The loan can be expanded, depending on certain conditions, up to $130,000. At December 31, 2017, the total interest rate was 4.07%.

(9)	On January 18, 2017, the loan was paid off in connection with sale of the underlying property (See Note 15—Dispositions).

(10)
On December 4, 2017, the Company replaced the existing loan on the property with a new $300,000 loan that bears interest at LIBOR plus 1.35% and matures on December 9, 2019 with three one-year extension options. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 4.00% (See Note 5—Derivative Instruments and Hedging Activities). At December 31, 2017 the total interest rate was 3.13%.

(11)	On November 1, 2017, the Company paid off the loan on the property.
Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.
As of December 31, 2017, all of the Company's mortgage notes payable are secured by the properties on which they are placed and are non-recourse to the Company.
Total interest expense capitalized during the years ended December 31, 2017, 2016 and 2015 was $13,160, $10,316 and $13,052, respectively.
Related party mortgage notes payable are amounts due to affiliates of NML. See Note 18—Related Party Transactions for interest expense associated with loans from NML.
The estimated fair value (Level 2 measurement) of mortgage notes payable at December 31, 2017 and 2016 was $4,250,816 and $4,126,819, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.
The future maturities of mortgage notes payable are as follows:

Year Ending December 31,
2018	$49,800
2019	796,591
2020	528,456
2021	401,733
2022	802,552
Thereafter	1,674,156
4,253,288
Debt premium	2,630
Deferred finance cost, net	(17,838)
$4,238,080
The future maturities reflected above reflect the extension options that the Company believes will be exercised.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

10. Bank and Other Notes Payable:
Bank and other notes payable at December 31, 2017 and 2016 consist of the following:
Line of Credit:
The Company has a $1,500,000 revolving line of credit that bears interest at LIBOR plus a spread of 1.30% to 1.90%, depending on the Company's overall leverage level, and matures on July 6, 2020 with a one-year extension option. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2,000,000.
Based on the Company's leverage level as of December 31, 2017, the borrowing rate on the facility was LIBOR plus 1.45%. As of December 31, 2017 and 2016, borrowings under the line of credit, were $935,000 and $885,000, respectively, less unamortized deferred finance costs of $7,548 and $10,039, respectively, at a total interest rate of 3.13% and 2.40%, respectively. The estimated fair value (Level 2 measurement) of the line of credit at December 31, 2017 and 2016 was $919,158 and $865,921, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
Term Loan:
On December 8, 2011, the Company obtained a $125,000 unsecured term loan under the line of credit that bore interest at LIBOR plus a spread of 1.95% to 3.20%, depending on the Company's overall leverage level, and was to mature on December 8, 2018. On October 23, 2015, the Company paid off the term loan, which resulted in a loss of $578 on the early extinguishment of debt.
Prasada Note:
On March 29, 2013, the Company issued a $13,330 note payable that bears interest at 5.25% and matures on May 30, 2021. The note payable is collateralized by a portion of a development reimbursement agreement with the City of Surprise, Arizona. At December 31, 2017 and 2016, the note had a balance of $4,732 and $5,521, respectively. The estimated fair value (Level 2 measurement) of the note at December 31, 2017 and 2016 was $4,717 and $5,786, respectively, based on current interest rates for comparable notes. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the collateral for the underlying debt.
As of December 31, 2017 and 2016, the Company was in compliance with all applicable financial loan covenants.
The future maturities of bank and other notes payable are as follows:

Year Ending December 31,
2018	$830
2019	875
2020	922
2021	937,105
939,732
Deferred finance cost	(7,548)
$932,184

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
As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the venture formation, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The transaction has been accounted for as a profit-sharing arrangement, and accordingly the assets, liabilities and operations of the properties remain on the books of the Company and a co-venture obligation was established for the amount of $168,154, representing the net cash proceeds received from the third party less costs allocated to the warrant. The co-venture obligation was increased for the allocation of income to the co-venture partner and decreased for distributions to the co-venture partner. On October 19, 2017, the joint venture replaced the existing loan on Freehold Raceway Mall with a new $400,000 loan. The subsequent distribution of a share of the net proceeds from the refinancing to the outside partner exceeded the co-venture obligation.
At December 31, 2017 and 2016, the Company had the following asset and liability related to the co-venture arrangement:

	2017	2016
Asset—Distributions in excess of co-venture obligation(1)	$31,150	$—
Liability—Co-venture obligation	$—	$58,973
_______________________________________________________________________________

(1)	See Note 8—Deferred Charges and Other Assets, net
12. Noncontrolling Interests:
The Company allocates net income of the Operating Partnership based on the weighted-average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership periodically to reflect its ownership interest in the Company. The Company had a 93% ownership interest in the Operating Partnership as of December 31, 2017 and 2016. The remaining 7% limited partnership interest as of December 31, 2017 and 2016, was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of registered or unregistered stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the ten trading days ending on the respective balance sheet date. Accordingly, as of December 31, 2017 and 2016, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $671,592 and $733,141, respectively.
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
On February 17, 2016, the Company entered into an ASR to repurchase an additional $400,000 of the Company's common stock. In accordance with the ASR, the Company made a prepayment of $400,000 and received an initial share delivery of 4,222,193 shares. On April 19, 2016, the ASR was completed and the Company received delivery of an additional 861,235 shares. The average price of the 5,083,428 shares repurchased under the ASR was $78.69 per share. The ASR was funded from borrowings under the Company's line of credit, which had been recently paid down from the proceeds from the financings and sale of ownership interests in Arrowhead Towne Center and the MAC Heitman Portfolio (See Note 4—Investments in Unconsolidated Joint Ventures).
On May 9, 2016, the Company entered into an ASR to repurchase the remaining $400,000 of the Company's common stock authorized for repurchase. In accordance with the ASR, the Company made a prepayment of $400,000 and received an initial share delivery of 3,964,812 shares. On July 11, 2016, the ASR was completed and the Company received delivery of an additional 1,104,162 shares. The average price of the 5,068,974 shares repurchased under the ASR was $78.91 per share. The ASR was funded from borrowings under the Company's line of credit, which had been recently paid down from the proceeds from the financings and sale of ownership interests in Arrowhead Towne Center and the MAC Heitman Portfolio (See Note 4—Investments in Unconsolidated Joint Ventures).
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
During the period from February 12, 2017 to December 31, 2017, the Company repurchased a total of 3,627,390 of its common shares for $221,428, representing an average price of $61.01 per share. The Company funded the repurchases from the net proceeds of the sale of Cascade Mall and Northgate Mall (See Note 15—Dispositions), its share of the proceeds from the sale of office buildings at Country Club Plaza and Fashion District Philadelphia (See Note 4—Investments in Unconsolidated Joint Ventures) and from borrowings under its line of credit.

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
At-The-Market Stock Offering Program ("ATM Program"):
On August 20, 2014, the Company entered into an equity distribution agreement with a number of sales agents (the "ATM Program") to issue and sell, from time to time, shares of common stock, par value $0.01 per share, having an aggregate offering price of up to $500,000. The ATM Program expired by its terms in August 2017. No shares were sold under the ATM Program.
14. Acquisitions:
Fashion Outlets of Chicago:
On October 31, 2014, the Company purchased the outside ownership interest in its consolidated joint venture in Fashion Outlets of Chicago, for $69,987. The purchase agreement included contingent consideration based on the financial performance of Fashion Outlets of Chicago. On August 19, 2016, the Company paid $23,800 in full settlement of the contingent consideration obligation.
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
15. Dispositions:
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
On January 18, 2017, the Company sold Cascade Mall, a 589,000 square foot regional shopping center in Burlington, Washington; and Northgate Mall, a 750,000 square foot regional shopping center in San Rafael, California, in a combined transaction for $170,000, resulting in a gain on the sale of assets of $59,577. The proceeds were used to pay off the mortgage note payable on Northgate Mall and to repurchase shares of the Company's common stock under the 2017 Stock Buyback Program (See Note 13—Stockholders' Equity).
On November 16, 2017, the Company sold 500 North Michigan Avenue, a 326,000 square foot office building in Chicago, Illinois for $86,350, resulting in a gain on sale of assets of $14,597. The Company used the proceeds from the sale to pay down its line of credit and for other general corporate purposes.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

16. Future Rental Revenues:
Under existing non-cancelable operating lease agreements, tenants are committed to pay the following minimum rental payments to the Company:

Year Ending December 31,
2018	$508,750
2019	432,248
2020	386,803
2021	332,080
2022	283,600
Thereafter	850,735
$2,794,216

17. Commitments and Contingencies:
The Company has certain properties subject to non-cancelable operating leases. The leases expire at various times through 2098, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. Lease rent expenses were $18,499, $16,495 and $17,938 for the years ended December 31, 2017, 2016 and 2015, respectively. No contingent rent was incurred for the years ended December 31, 2017, 2016 or 2015.
Minimum future rental payments required under the leases are as follows:

Year Ending December 31,
2018	$10,461
2019	9,334
2020	9,351
2021	8,999
2022	9,021
Thereafter	208,184
$255,350

As of December 31, 2017, the Company was contingently liable for $60,588 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the relevant agreement. At December 31, 2017, the Company had $40,121 in outstanding obligations, which it believes will be settled in the next twelve months.

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

	2017	2016	2015
Management fees	$19,105	$17,937	$10,064
Development and leasing fees	15,558	13,907	9,615
	$34,663	$31,844	$19,679

Certain mortgage notes on the properties are held by NML (See Note 9—Mortgage Notes Payable). Interest expense in connection with these notes was $8,731, $8,973 and $10,515 for the years ended December 31, 2017, 2016 and 2015, respectively. Included in accounts payable and accrued expenses is interest payable to this related party of $716 and $736 at December 31, 2017 and 2016, respectively.
Due from (to) affiliates includes $5,411 and $(6,809) of unreimbursed (prepaid) costs and fees due from (to) unconsolidated joint ventures under management agreements at December 31, 2017 and 2016, respectively.
In addition, due from affiliates at December 31, 2017 and 2016 includes a note receivable from RED/303 LLC ("RED") that bears interest at 5.25% and matures on May 30, 2021. Interest income earned on this note was $268, $366 and $520 for the years ended December 31, 2017, 2016 and 2015, respectively. The balance on this note receivable was $4,796 and $5,593 at December 31, 2017 and 2016, respectively. RED is considered a related party because it is a partner in a joint venture development project. The note is collateralized by RED's interest in a development agreement.
Also included in due from affiliates is a note receivable from Lennar Corporation that bears interest at LIBOR plus 2% and matures upon the completion of certain milestones in connection with the development of Fashion Outlets of San Francisco. Interest income earned on this note was $2,513, $2,234 and $1,872 for the years ended December 31, 2017, 2016 and 2015, respectively. The balance on this note was $71,955 and $69,443 at December 31, 2017 and 2016, respectively. Lennar Corporation is considered a related party because it has an ownership interest in Fashion Outlets of San Francisco.
19. Share and Unit-based Plans:
The Company has established share and unit-based compensation plans for the purpose of attracting and retaining executive officers, directors and key employees.
2003 Equity Incentive Plan:
The 2003 Equity Incentive Plan ("2003 Plan") authorizes the grant of stock awards, stock options, stock appreciation rights, stock units, stock bonuses, performance-based awards, dividend equivalent rights and OP Units or other convertible or exchangeable units. As of December 31, 2017, stock awards, stock units, LTIP Units (as defined below), stock appreciation rights ("SARs") and stock options have been granted under the 2003 Plan. All stock options or other rights to acquire common stock granted under the 2003 Plan have a term of 10 years or less. These awards were generally granted based on the performance of the Company and the employees. None of the awards have performance requirements other than a service condition of continued employment unless otherwise provided. All awards are subject to restrictions determined by the Company's compensation committee. The aggregate number of shares of common stock that may be issued under the 2003 Plan is 19,825,428 shares. As of December 31, 2017, there were 6,176,479 shares available for issuance under the 2003 Plan.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
19. Share and Unit-Based Plans: (Continued)

Stock Awards:
The value of the stock awards was determined by the market price of the Company's common stock on the date of the grant. The following table summarizes the activity of non-vested stock awards during the years ended December 31, 2017, 2016 and 2015:

	2017		2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of year	—	$—	1,612	$62.01	9,189	$59.25
Granted	—	—	—	—	—	—
Vested	—	—	(1,612)	62.01	(7,577)	58.67
Balance at end of year	—	$—	—	$—	1,612	$62.01

Stock Units:
The stock units represent the right to receive upon vesting one share of the Company's common stock for one stock unit. The value of the stock units was determined by the market price of the Company's common stock on the date of the grant. The following table summarizes the activity of non-vested stock units during the years ended December 31, 2017, 2016 and 2015:

	2017		2016		2015
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	148,428	$78.53	132,086	$74.58	144,374	$59.94
Granted	86,827	66.46	85,601	79.22	77,282	86.53
Vested	(81,205)	75.62	(69,259)	71.82	(86,761)	61.29
Forfeited	(2,695)	69.57	—	—	(2,809)	86.72
Balance at end of year	151,355	$73.32	148,428	$78.53	132,086	$74.58

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
In connection with the payment of the Special Dividend (See Note 13—Stockholders' Equity), the compensation committee approved an adjustment to all outstanding SARs. The exercise price and number of outstanding SARs were adjusted such that each SAR had the same fair value to the holder before and after giving effect to the payment of the special dividend. As a result, the 407,823 outstanding SARs on December 8, 2015 with a weighted-average price of $56.49 were adjusted to

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
19. Share and Unit-Based Plans: (Continued)

417,783 outstanding SARs with a weighted average price of $55.13 and the 417,783 outstanding SARs on January 6, 2016 with a weighted-average price of $55.13 were adjusted to 427,968 outstanding SARs with a weighted average price of $53.85.
The following table summarizes the activity of SARs awards during the years ended December 31, 2017, 2016 and 2015:

	2017		2016		2015
	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price
Balance at beginning of year	284,146	$53.85	417,783	$55.13	772,639	$56.67
Granted	—	—	—	—	—	—
Exercised	(48,707)	53.95	(143,822)	53.73	(364,807)	56.86
Special dividend adjustment	—	—	10,185	53.88	9,951	55.13
Balance at end of year	235,439	$53.83	284,146	$53.85	417,783	$55.13
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
The fair value of the service-based LTIP Units was determined by the market price of the Company's common stock on the date of the grant. The fair value of the market-indexed LTIP Units are estimated on the date of grant using a Monte Carlo Simulation model. The stock price of the Company, along with the stock prices of the group of peer REITs (for market-indexed awards), is assumed to follow the Multivariate Geometric Brownian Motion Process. Multivariate Geometric Brownian Motion is a common assumption when modeling in financial markets, as it allows the modeled quantity (in this case, the stock price) to vary randomly from its current value and take any value greater than zero. The volatilities of the returns on the share price of the Company and the peer group REITs were estimated based on a look-back period. The expected growth rate of the stock prices over the "derived service period" is determined with consideration of the risk free rate as of the grant date.
On January 1, 2015, the Company granted 49,451 LTIP Units with a grant date fair value of $83.41 per LTIP Unit that vested in equal annual installments over a service period that ended December 31, 2017. Concurrently, the Company granted 186,450 market-indexed LTIP Units ("2015 Market LTIP Units") at a grant date fair value of $66.37 per LTIP Unit that vested over a service period ending December 31, 2015. The 2015 Market LTIP Units were equally divided between two types of awards. The terms of both types of awards were the same, except one award has an additional 3% absolute Total Return requirement, which if it is not met, then such LTIP Units would not have vested. The grant date fair value of the 2015 Market LTIP Units assumed a risk free interest rate of 0.25% and an expected volatility of 16.81%. On January 7, 2016, the compensation committee determined that the 2015 Market LTIP Units had vested at a 130% level, based on the Company's percentile ranking in terms of Total Return per common stock share compared to the Total Return of a group of peer REITs during the period of January 1, 2015 to December 31, 2015. In addition, the compensation committee determined that the applicable 3% absolute Total Return requirement was exceeded. As a result, an additional 55,934 fully-vested LTIP Units were granted on December 31, 2015.
On March 6, 2015, the Company granted 132,607 LTIP Units at a fair value of $86.72 per LTIP Unit that were fully vested on the grant date.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
19. Share and Unit-Based Plans: (Continued)

On January 1, 2016, the Company granted 58,786 LTIP Units with a grant date fair value of $80.69 per LTIP Unit that will vest in equal annual installments over a service period ending December 31, 2018. Concurrently, the Company granted 266,899 market-indexed LTIP Units ("2016 Market LTIP Units") at a grant date fair value of $53.32 per LTIP Unit that vest over a service period ending December 31, 2018. The fair value of the 2016 Market LTIP Units was estimated on the date of grant using a Monte Carlo Simulation model that assumed a risk free interest rate of 1.32% and an expected volatility of 20.31%.
On March 4, 2016, the Company granted 154,686 LTIP Units at a fair value of $79.20 per LTIP Unit that were fully vested on the grant date.
On January 1, 2017, the Company granted 66,079 LTIP Units with a grant date fair value of $70.84 per LTIP Unit that will vest in equal annual installments over a service period ending December 31, 2019. Concurrently, the Company granted 297,849 market-indexed LTIP Units ("2017 Market LTIP Units") at a grant date fair value of $47.15 per LTIP Unit that will vest over a service period ending December 31, 2019. The fair value of the 2017 Market LTIP Units was estimated on the date of grant using a Monte Carlo Simulation model that assumed a risk free interest rate of 1.49% and an expected volatility of 20.75%.
On March 3, 2017, the Company granted 134,742 LTIP Units at a fair value of $66.57 per LTIP Unit that were fully vested on the grant date.
On June 1, 2017, the Company granted 1,522 LTIP Units with a grant date fair value of $58.31 per LTIP Unit that will vest in equal annual installments over a service period ending May 29, 2020. Concurrently, the Company granted 6,714 market-indexed LTIP Units at a grant date fair value of $39.66 per LTIP Unit that will vest over a service period ending May 29, 2020. The fair value of the market-indexed LTIP Units was estimated on the date of grant using a Monte Carlo Simulation model that assumed a risk free interest rate of 1.45% and an expected volatility of 21.40%.
The following table summarizes the activity of the non-vested LTIP Units during the years ended December 31, 2017, 2016 and 2015:

	2017		2016		2015
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	322,572	$58.18	56,315	$73.24	46,695	$58.89
Granted	506,906	55.33	480,371	65.00	424,442	74.71
Vested	(192,846)	69.93	(214,114)	77.45	(414,822)	73.13
Forfeited	—	—	—	—	—
Balance at end of year	636,632	$52.36	322,572	$58.18	56,315	$73.24

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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
19. Share and Unit-Based Plans: (Continued)

In connection with the payment of the Special Dividend (See Note 13—Stockholders' Equity), the compensation committee approved an adjustment to all outstanding stock options. The exercise price and number of outstanding stock options were adjusted such that each stock option had the same fair value to the holder before and after giving effect to the payment of the Special Dividend. As a result, the 10,068 outstanding stock options on December 8, 2015 with a weighted-average price of $59.57 were adjusted to 10,314 outstanding stock options with a weighted average price of $58.15 and the 10,314 outstanding stock options on January 6, 2016 with a weighted-average price of $58.15 were adjusted to 10,565 outstanding stock options with a weighted average price of $56.77.
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
The following table summarizes the activity of stock options for the years ended December 31, 2017, 2016 and 2015:

	2017		2016		2015
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance at beginning of year	10,565	$56.77	10,314	$58.15	10,068	$59.57
Granted	25,000	57.55	—	—	—	—
Exercised	—	—	—	—	—	—
Special dividend adjustment	—	—	251	56.77	246	58.15
Balance at end of year	35,565	$57.32	10,565	$56.77	10,314	$58.15

Directors' Phantom Stock Plan:
The Directors' Phantom Stock Plan offers non-employee members of the board of directors ("Directors") the opportunity to defer their cash compensation and to receive that compensation in common stock rather than in cash after termination of service or a predetermined period. Compensation generally includes the annual retainers payable by the Company to the Directors. Deferred amounts are generally credited as units of phantom stock at the beginning of each three-year deferral period by dividing the present value of the deferred compensation by the average fair market value of the Company's common stock at the date of award. Compensation expense related to the phantom stock awards was determined by the amortization of the value of the stock units on a straight-line basis over the applicable service period. The stock units (including dividend equivalents) vest as the Directors' services (to which the fees relate) are rendered. Vested phantom stock units are ultimately paid out in common stock on a one-unit for one-share basis. To the extent elected by a Director, stock units receive dividend equivalents in the form of additional stock units based on the dividend amount paid on the common stock. The aggregate number of phantom stock units that may be granted under the Directors' Phantom Stock Plan is 500,000. As of December 31, 2017, there were 169,755 stock units available for grant under the Directors' Phantom Stock Plan.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
19. Share and Unit-Based Plans: (Continued)

The following table summarizes the activity of the non-vested phantom stock units for the years ended December 31, 2017, 2016 and 2015:

	2017		2016		2015
	Stock Units	Weighted Average Grant Date Fair Value	Stock Units	Weighted Average Grant Date Fair Value	Stock Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	5,845	$81.47	—	$—	9,269	$58.35
Granted	8,760	68.93	21,088	80.21	13,351	78.72
Vested	(10,551)	71.69	(15,243)	79.73	(20,162)	72.17
Forfeited	—	—	—	—	(2,458)	55.62
Balance at end of year	4,054	$79.82	5,845	$81.47	—	$—

Employee Stock Purchase Plan ("ESPP"):
The ESPP authorizes eligible employees to purchase the Company's common stock through voluntary payroll deductions made during periodic offering periods. Under the ESPP common stock is purchased at a 15% discount from the lesser of the fair value of common stock at the beginning and end of the offering period. A maximum of 750,000 shares of common stock is available for purchase under the ESPP. The number of shares available for future purchase under the plan at December 31, 2017 was 450,306.
Compensation:
The following summarizes the compensation cost under the share and unit-based plans for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Stock awards	$—	$20	$252
Stock units	6,045	6,305	6,041
LTIP units	30,161	32,957	26,622
Stock options	85	16	16
Phantom stock units	714	1,231	1,444
	$37,005	$40,529	$34,375

The Company capitalized share and unit-based compensation costs of $6,206, $7,241 and $6,008 for the years ended December 31, 2017, 2016 and 2015, respectively.
The fair value of the stock awards and stock units that vested during the years ended December 31, 2017, 2016 and 2015 was $5,257, $5,644 and $8,794, respectively. Unrecognized compensation costs of share and unit-based plans at December 31, 2017 consisted of $286 from LTIP Units, $3,239 from stock units, $176 from stock options and $324 from phantom stock units.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

20. Employee Benefit Plans:
401(k) Plan:
The Company has a defined contribution retirement plan that covers its eligible employees (the "Plan"). The Plan is a defined contribution retirement plan covering eligible employees of the Macerich Property Management Company, LLC and participating affiliates. The Plan is qualified in accordance with section 401(a) of the Code. Effective January 1, 1995, the Plan was amended to constitute a qualified cash or deferred arrangement under section 401(k) of the Code, whereby employees can elect to defer compensation subject to Internal Revenue Service withholding rules. This Plan was further amended effective as of February 1, 1999 to add The Macerich Company Common Stock Fund as a new investment alternative under the Plan. A total of 150,000 shares of common stock were reserved for issuance under the Plan, which was subsequently increased by an additional 500,000 shares in February 2013. On January 1, 2004, the Plan adopted the "Safe Harbor" provision under Sections 401(k)(12) and 401(m)(11) of the Code. In accordance with adopting these provisions, the Company makes matching contributions equal to 100 percent of the first three percent of compensation deferred by a participant and 50 percent of the next two percent of compensation deferred by a participant. During the years ended December 31, 2017, 2016 and 2015, these matching contributions made by the Company were $3,481, $3,384 and $3,299, respectively. Contributions and matching contributions to the Plan by the plan sponsor and/or participating affiliates are recognized as an expense of the Company in the period that they are made.
Deferred Compensation Plans:
The Company has established deferred compensation plans under which executives and key employees of the Company may elect to defer receiving a portion of their cash compensation otherwise payable in one calendar year until a later year. The Company may, as determined by the Board of Directors in its sole discretion prior to the beginning of the plan year, credit a participant's account with a matching amount equal to a percentage of the participant's deferral. The Company contributed $1,069, $1,032 and $933 to the plans during the years ended December 31, 2017, 2016 and 2015, respectively. Contributions are recognized as compensation in the periods they are made.
21. Income Taxes:
For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, unrecaptured Section 1250 gain and return of capital or a combination thereof. The following table details the components of the distributions, on a per share basis, for the years ended December 31, 2017, 2016 and 2015 are as follows:

	2017		2016 (1)		2015 (1)
Ordinary income	$1.98	69.0%	$0.94	20.8%	$1.20	24.8%
Capital gains	0.51	17.8%	3.24	71.4%	3.64	75.2%
Unrecaptured Section 1250 gain	0.38	13.2%	0.36	7.8%	—	—%
Return of capital	—	—%	—	—%	—	—%
Dividends paid	$2.87	100.0%	$4.54	100.0%	$4.84	100.0%

_______________________________________________________________________________

(1)
During the year ended December 31, 2015, the Company paid cash dividends of $4.63 per common share. In addition, the Company declared a $2.00 special cash dividend to shareholders of record as of November 12, 2015 which was paid on January 6, 2016 (See Note 13—Stockholders' Equity). Pursuant to relevant U.S. tax rules, $0.21 per common share of this dividend is treated as having been paid by the Company on December 31, 2015, and received by each shareholder of record as of November 12, 2015 on December 31, 2015. The balance of the special cash dividend has been included in the amount of dividends paid for the year ended December 31, 2016.

The Company has made Taxable REIT Subsidiary elections for all of its corporate subsidiaries other than its Qualified REIT Subsidiaries. The elections, effective for the year beginning January 1, 2001 and future years, were made pursuant to Section 856(l) of the Code.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
21. Income Taxes: (Continued)

The income tax provision of the TRSs for the years ended December 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Current	$185	$(176)	$—
Deferred	(15,779)	(546)	3,223
Income tax (expense) benefit	$(15,594)	$(722)	$3,223

The income tax provision of the TRSs for the years ended December 31, 2017, 2016 and 2015 are reconciled to the amount computed by applying the Federal Corporate tax rate as follows:

	2017	2016	2015
Book loss for TRSs	$2,094	$5,254	$10,681
Tax at statutory rate on earnings from continuing operations before income taxes	$712	$1,786	$3,632
Change in tax rates	(14,189)	—	—
State taxes	109	160	420
Other	(2,226)	(2,668)	(829)
Income tax (expense) benefit	$(15,594)	$(722)	$3,223

The Tax Cuts and Jobs Act of 2017 (“TCJA”), signed into law on December 22, 2017, adjusted the federal corporate tax income rate to 21%.  FASB Accounting Standards Codification Topic 740 requires deferred tax assets and liabilities to be measured at the enacted rate expected to apply when temporary differences are to be realized or settled. Accordingly, the Company has remeasured its ending deferred tax asset and reduced the value by $14,189. Additionally, GAAP requires that all adjustments resulting from tax rate changes be recorded to the income statement. Therefore, the Company recorded a $14,189 deferred tax expense in the fourth quarter related to the revaluation of its deferred tax assets and liabilities.
The net operating loss carryforwards are currently scheduled to expire through 2035, beginning in 2025.
The tax effects of temporary differences and carryforwards of the TRSs included in the net deferred tax assets at December 31, 2017 and 2016 are summarized as follows:

	2017	2016
Net operating loss carryforwards	$21,398	$22,335
Property, primarily differences in depreciation and amortization, the tax basis of land assets and treatment of certain other costs	5,077	12,720
Other	2,531	3,246
Net deferred tax assets	$29,006	$38,301
For the years ended December 31, 2017, 2016 and 2015 there were no unrecognized tax benefits.
The tax years 2014 through 2016 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next 12 months.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

22. Quarterly Financial Data (Unaudited):
The following is a summary of quarterly results of operations for the years ended December 31, 2017 and 2016:

	2017 Quarter Ended				2016 Quarter Ended
	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
Revenues	$256,743	$242,451	$247,423	$247,045	$272,000	$253,367	$259,904	$256,000
Net income attributable to the Company(1)	$32,751	$17,498	$26,638	$69,243	$37,128	$13,730	$45,222	$420,915
Net income attributable to common stockholders per share-basic	$0.23	$0.12	$0.19	$0.48	$0.26	$0.09	$0.31	$2.77
Net income attributable to common stockholders per share-diluted	$0.23	$0.12	$0.19	$0.48	$0.26	$0.09	$0.31	$2.76
_____________________

(1)
Net income attributable to the Company for the quarter ended March 31, 2016 includes the gain on sale of assets of $101,629 from the Arrowhead Towne Center transaction (See Note 4—Investments in Unconsolidated Joint Ventures) and $340,734 from the MAC Heitman Portfolio transaction (See Note 4—Investments in Unconsolidated Joint Ventures).

23. Subsequent Events:
On January 22, 2018, the Company's joint venture in Fashion District Philadelphia obtained a $250,000 term loan that bears interest at LIBOR plus 2.0% and matures on January 22, 2023. Concurrent with the loan closing, the joint venture borrowed $150,000 on the term loan and expects to borrow the remaining $100,000 in the first quarter of 2018. The Company used its share of the proceeds to pay down its line of credit and for general corporate purposes.
On January 26, 2018, the Company announced a dividend/distribution of $0.74 per share for common stockholders and OP Unit holders of record on February 21, 2018. All dividends/distributions will be paid 100% in cash on March 2, 2018.
On February 5, 2018, the Company's joint venture in Broadway Plaza received a loan commitment for $450,000 on the property at a fixed rate of 4.18% for twelve years. The loan is expected to close in the first quarter of 2018. The Company plans to use its share of the loan proceeds to pay down its line of credit.

THE MACERICH COMPANY
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2017
(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
Shopping Centers/Entities	Land	Building and Improvements	Equipment and Furnishings	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Equipment and Furnishings	Construction in Progress	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation
Chandler Fashion Center	$24,188	$223,143	$—	$19,336	$24,188	$236,717	$5,762	$—	$266,667	$105,891	$160,776
Danbury Fair Mall	130,367	316,951	—	114,644	142,751	409,658	9,257	296	561,962	143,969	417,993
Desert Sky Mall	9,447	37,245	12	4,598	9,082	40,886	1,334	—	51,302	10,315	40,987
Eastland Mall	22,050	151,605	—	11,855	22,066	160,977	2,199	268	185,510	28,798	156,712
Estrella Falls	10,550	—	—	71,512	10,747	14,254	—	57,061	82,062	1,181	80,881
Fashion Outlets of Chicago	—	—	—	262,936	40,575	217,945	4,131	285	262,936	45,946	216,990
Fashion Outlets of Niagara Falls USA	18,581	210,139	—	101,022	22,936	304,202	2,354	250	329,742	62,663	267,079
The Marketplace at Flagstaff	—	—	—	45,840	—	45,838	2	—	45,840	21,980	23,860
Freehold Raceway Mall	164,986	362,841	—	123,130	168,098	474,036	8,789	34	650,957	176,715	474,242
Fresno Fashion Fair	17,966	72,194	—	43,852	17,966	113,147	2,428	471	134,012	53,177	80,835
Green Acres Mall	156,640	321,034	—	177,943	179,274	464,133	9,264	2,946	655,617	81,986	573,631
Inland Center	8,321	83,550	—	25,509	10,291	106,983	61	45	117,380	12,618	104,762
Kings Plaza Shopping Center	209,041	485,548	20,000	171,964	195,701	466,529	28,137	196,186	886,553	75,113	811,440
La Cumbre Plaza	18,122	21,492	—	24,830	17,280	46,096	426	642	64,444	24,061	40,383
Macerich Management Co.	1,150	10,475	26,562	54,558	3,878	15,094	66,598	7,175	92,745	57,437	35,308
MACWH, LP	—	25,771	—	18,545	11,557	27,455	—	5,304	44,316	9,121	35,195
NorthPark Mall	7,746	74,661	—	10,266	7,885	84,284	504	—	92,673	17,512	75,161
Oaks, The	32,300	117,156	—	260,520	56,387	350,325	3,099	165	409,976	138,052	271,924
Pacific View	8,697	8,696	—	130,806	7,854	137,572	2,262	511	148,199	68,254	79,945
Paradise Valley Mall	33,445	128,485	—	36,472	39,382	155,485	2,606	929	198,402	74,731	123,671
Promenade at Casa Grande	15,089	—	—	50,736	3,900	61,849	76	—	65,825	39,735	26,090
Queens Center	251,474	1,039,922	—	32,254	256,786	1,063,912	2,478	474	1,323,650	88,343	1,235,307
Santa Monica Place	26,400	105,600	—	329,495	48,374	403,953	8,071	1,097	461,495	118,272	343,223
SanTan Adjacent Land	29,414	—	—	8,105	30,506	—	—	7,013	37,519	—	37,519
SanTan Village Regional Center	7,827	—	—	198,366	5,839	195,690	1,562	3,102	206,193	87,621	118,572
SouthPark Mall	7,035	38,215	—	25,600	7,479	62,511	415	445	70,850	12,497	58,353
Southridge Center	6,764	—	—	8,412	2,676	12,290	99	111	15,176	5,046	10,130
Stonewood Center	4,948	302,527	—	8,723	4,935	311,163	100	—	316,198	29,927	286,271
Superstition Springs Center	10,928	112,718	—	8,140	10,928	120,392	466	—	131,786	15,896	115,890
Superstition Springs Power Center	1,618	4,420	—	290	1,618	4,627	83	—	6,328	1,889	4,439
Tangerine (Marana), The Shops at	36,158	—	—	(8,462)	16,922	—	—	10,774	27,696	—	27,696
See accompanying report of independent registered public accounting firm.

THE MACERICH COMPANY
Schedule III—Real Estate and Accumulated Depreciation (Continued)
December 31, 2017
(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
Shopping Centers/Entities	Land	Building and Improvements	Equipment and Furnishings	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Equipment and Furnishings	Construction in Progress	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation
The Macerich Partnership, L.P.	—	2,534	—	23,773	—	—	10,823	15,484	26,307	2,559	23,748
Towne Mall	6,652	31,184	—	4,870	6,877	35,221	518	90	42,706	15,066	27,640
Tucson La Encantada	12,800	19,699	—	56,549	12,800	75,618	597	33	89,048	42,637	46,411
Valley Mall	16,045	26,098	—	13,856	15,616	40,005	378	—	55,999	8,258	47,741
Valley River Center	24,854	147,715	—	23,592	24,854	168,840	1,954	513	196,161	60,194	135,967
Victor Valley, Mall of	15,700	75,230	—	53,028	20,080	121,774	2,104	—	143,958	49,257	94,701
Vintage Faire Mall	14,902	60,532	—	59,390	17,645	115,179	1,777	223	134,824	70,638	64,186
Westside Pavilion	34,100	136,819	—	77,198	34,100	201,512	5,820	6,685	248,117	106,511	141,606
Wilton Mall	19,743	67,855	—	26,762	19,810	93,407	1,143	—	114,360	36,604	77,756
Other freestanding stores	5,926	31,785	—	10,113	5,927	41,576	321	—	47,824	15,929	31,895
Other land and development properties	33,795	—	—	50,423	31,582	4,252	—	48,384	84,218	1,904	82,314
	$1,455,769	$4,853,839	$46,574	$2,771,351	$1,567,152	$7,005,387	$187,998	$366,996	$9,127,533	$2,018,303	$7,109,230
See accompanying report of independent registered public accounting firm.

THE MACERICH COMPANY
Schedule III—Real Estate and Accumulated Depreciation (Continued)
December 31, 2017
(Dollars in thousands)

Depreciation of the Company's investment in buildings and improvements reflected in the consolidated statements of operations are calculated over the estimated useful lives of the asset as follows:

Buildings and improvements	5 - 40 years
Tenant improvements	5 - 7 years
Equipment and furnishings	5 - 7 years

The changes in total real estate assets for the three years ended December 31, 2017 are as follows:

	2017	2016	2015
Balances, beginning of year	$9,209,211	$10,689,656	$12,777,882
Additions	202,280	254,604	392,575
Dispositions and retirements	(283,958)	(1,735,049)	(2,480,801)
Balances, end of year	$9,127,533	$9,209,211	$10,689,656

   The aggregate cost of the property included in the table above for federal income tax purposes was $8,551,235 (unaudited) at December 31, 2017.

The changes in accumulated depreciation for the three years ended December 31, 2017 are as follows:

	2017	2016	2015
Balances, beginning of year	$1,851,901	$1,892,744	$1,709,992
Additions	277,917	277,270	354,977
Dispositions and retirements	(111,515)	(318,113)	(172,225)
Balances, end of year	$2,018,303	$1,851,901	$1,892,744

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2018.

THE MACERICH COMPANY
/s/ ARTHUR M. COPPOLA
By
Arthur M. Coppola
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ ARTHUR M. COPPOLA	Chairman and Chief Executive Officer and Director	February 23, 2018
Arthur M. Coppola	(Principal Executive Officer)
/s/ EDWARD C. COPPOLA	President and Director	February 23, 2018
Edward C. Coppola
/s/ JOHN H. ALSCHULER	Director	February 23, 2018
John H. Alschuler
/s/ STEVEN R. HASH	Director	February 23, 2018
Steven R. Hash
/s/ FREDERICK S. HUBBELL	Director	February 23, 2018
Frederick S. Hubbell
/s/ DIANA M. LAING	Director	February 23, 2018
Diana M. Laing
/s/ MASON G. ROSS	Director	February 23, 2018
Mason G. Ross
/s/ STEVEN L. SOBOROFF	Director	February 23, 2018
Steven L. Soboroff
/s/ ANDREA M. STEPHEN	Director	February 23, 2018
Andrea M. Stephen
/s/ JOHN M. SULLIVAN	Director	February 23, 2018
John M. Sullivan
/s/ THOMAS E. O'HERN	Senior Executive Vice President, Treasurer and Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)	February 23, 2018
Thomas E. O'Hern

EXHIBIT INDEX

Exhibit Number	Description
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

10.7
Registration Rights Agreement, dated as of March 16, 1994, among the Company and Mace Siegel, Dana K. Anderson, Arthur M. Coppola and Edward C. Coppola (incorporated by reference as an exhibit to the Company's 1994 Form 10-K) (Filed in paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T).

10.8
Registration Rights Agreement, dated as of March 16, 1994, between the Company and The Northwestern Mutual Life Insurance Company (incorporated by reference as an exhibit to the Company’s 1994 Form 10-K) (Filed in paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T).

10.9
Registration Rights Agreement dated as of December 18, 2003 by the Operating Partnership, the Company and Taubman Realty Group Limited Partnership (Registration rights assigned by Taubman to three assignees) (incorporated by reference as an exhibit to the Company's 2003 Form 10-K).

Exhibit Number		Description
10.10
Incidental Registration Rights Agreement dated March 16, 1994 (incorporated by reference as an exhibit to the Company's 1994 Form 10-K) (Filed in paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T).

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

10.21		Tax Matters Agreement (Wilmorite) (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date April 25, 2005).

10.22	*	2003 Equity Incentive Plan, as amended and restated as of May 26, 2016 (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date May 26, 2016).

10.22.1	*	Amended and Restated Cash Bonus/Restricted Stock/Stock Unit and LTIP Unit Award Program under the 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2010 Form 10-K).

Exhibit Number		Description
10.22.2	*	Form of Restricted Stock Award Agreement under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.22.3	*	Form of Stock Unit Award Agreement under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2014 Form 10-K).

10.22.4	*	Form of Employee Stock Option Agreement under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.22.5	*	Form of Non-Qualified Stock Option Grant under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.22.6	*	Form of Restricted Stock Award Agreement for Non-Management Directors (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.22.7	*	Form of Stock Unit Award Agreement under 2003 Equity Incentive Plan for Non-Employee Directors (incorporated by reference as an exhibit to the Company's 2015 Form 10-K).

10.22.8	*	Form of Stock Appreciation Right under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.22.9	*	Form of LTIP Unit Award Agreement under 2003 Equity Incentive Plan (service-based).

10.22.10	*	Form of LTIP Unit Award Agreement under 2003 Equity Incentive Plan (performance-based).

10.22.11	*
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

10.26	*	Change in Control Severance Pay Plan for Senior Executives (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.27	*	Separation Agreement and Release of Claims between the Company and Thomas J. Leanse dated February 22, 2018 (includes form of Consulting Agreement between the Company and Mr. Leanse).

10.28
2005 Amended and Restated Agreement of Limited Partnership of MACWH, LP dated as of April 25, 2005 (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date April 25, 2005).

Exhibit Number		Description
10.29
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