Form 10-K/A
period 2017-12-31
MACERICH CO
filed 2018-04-30
CIK 912242

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment on to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $8.2 billion as of the last business day of the registrant’s most recently completed second fiscal quarter based upon the price at which the common shares were last sold on that day.

Number of shares outstanding of the registrant’s common stock, as of February 21, 2018: 140,852,118 shares

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K/A: None

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, originally filed on February 23, 2018 (the “Original Filing”) by The Macerich Company, a Maryland corporation, (“Macerich”, the “Company”, “we” or “us”). We are filing this Amendment to present the information required by Part III of the Form 10-K, as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2017.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers

The following table sets forth, as of April 30, 2018, the names, ages and positions of our executive officers and the year each became an officer.

Name	Age	Position	Officer Since
Arthur M. Coppola	66	Chairman of the Board of Directors and Chief Executive Officer	1993
Edward C. Coppola	63	President	1993
Thomas E. O’Hern	62	Senior Executive Vice President, Chief Financial Officer and Treasurer	1993
Ann C. Menard	55	Executive Vice President, Chief Legal Officer and Secretary	2018

On April 19, 2018, Mr. Arthur M. Coppola informed our Board that he will retire from his position as Chairman of the Board effective as of our Annual Meeting and from his position as CEO effective December 31, 2018.

Mr. Thomas J. Leanse retired from his position as Senior Executive Vice President, Chief Legal Officer and Secretary of our Company effective February 28, 2018. Ann C. Menard, who joined our Company on January 29, 2018 as an Executive Vice President, has been our Chief Legal Officer and Secretary since March 1, 2018.

On April 26, 2018, the Company announced that (i) Thomas E. O’Hern will be appointed to the role of Chief Executive Officer, effective as of January 1, 2019, (ii) Scott Kingsmore, our Senior Vice President of Finance, will be appointed to the role of Executive Vice President, Chief Financial Officer and Treasurer, effective as of January 1, 2019 and (iii) Robert D. Perlmutter notified us on April 20, 2018 that he was resigning as our Senior Executive Vice President and Chief Operating Officer, effective as of such date.

Biographical information concerning Messrs. A. Coppola and E. Coppola is set forth below under “Director Biographical Information.”

Thomas E. O’Hern became one of our Senior Executive Vice Presidents in September 2008 and has been our Chief Financial Officer and Treasurer since July 1994. Mr. O’Hern was an Executive Vice President from December 1998 through September 2008 and served as a Senior Vice President from March 1993 to December 1998. From our formation to July 1994, he served as Chief Accounting Officer, Treasurer and Secretary. From November 1984 to March 1993, Mr. O’Hern was a Chief Financial Officer at various real estate development companies. He was also a certified public accountant with Arthur Andersen & Co. and he was with that firm from 1978 through 1984. Mr. O’Hern is a member of the board of directors, the audit committee chairman and a member of the nominating and corporate governance committee of Douglas Emmett, Inc., a publicly traded REIT. Mr. O’Hern also serves on The USC Marshall School of Business Board of Leaders.

Ann C. Menard joined our Company on January 29, 2018 as an Executive Vice President and has been our Chief Legal Officer and Secretary since March 1, 2018. Prior to joining our Company, Ms. Menard was U.S. General Counsel and Managing Director for Tishman Speyer, a global real estate owner, operator, developer and fund manager from October 2005 through December 2017, where she managed legal activities and risk in connection with operations in major U.S. markets including Los Angeles, San Francisco, Silicon Valley, Seattle, Chicago and Atlanta. Prior to joining Tishman Speyer, Ms. Menard was a partner in the real estate and corporate finance departments at O’Melveny & Myers, LLP in their Los Angeles and Newport Beach offices. Ms. Menard received her JD, magna cum laude, from Loyola Law School of Los Angeles in 1991, after graduating with a Bachelor of Arts degree from the University of California, Los Angeles in 1985.

Directors

The following provides certain biographical information with respect to our current directors as of April 30, 2018 as well as the specific experience, qualifications, attributes and skills that led our Board to conclude that each director should serve as a member of our Board of Directors. Each director has served continuously since elected. On January 31, 2018, Mr. John M. Sullivan informed the Board that he will not stand for re-election at our 2018 Annual Meeting.

Peggy Alford

Independent Director

Director Since: 2018

Age: 47

Board Committees: Audit

Principal Occupation and Business Experience:

Ms. Alford is the Chief Financial Officer and Head of Operations for the Chan Zuckerberg Initiative, a philanthropic organization that brings together world-class engineering, grant-making, impact investing, policy and advocacy work, overseeing finance, real estate, facilities and general operations. Prior to joining the Chan Zuckerberg Initiative in September 2017, Ms. Alford held a variety of senior positions at PayPal from May 2011 to August 2017, including Vice President, Chief Financial Officer of Americas, Global Customer and Global Credit, where she was responsible for all finance and analytics for PayPal’s Global Merchant and Global Consumer Business Units, its Global Credit business, and its North America and Latin America regions. She also served as PayPal’s Senior Vice President of Human Resources, People Operations and Global Head of Cross Border Trade. From 2007 to 2011, Ms. Alford was President and General Manager of Rent.com (an eBay Inc. company), also serving as its Chief Financial Officer from October 2005 to March 2009. From 2002 to 2005 she served as Marketplace Controller and Director of Accounting Policy, leading accounting policy at eBay Inc. where she was instrumental in creating eBay marketplace controller’s group ensuring the financial integrity of eBay transactions. Ms. Alford started her career at Arthur Andersen LLP in 1993 as an auditor and business consultant in such industries as technology, consumer products, manufacturing, government and education. Ms. Alford earned a Bachelor of Science degree in Accounting and Business Administration from the University of Dayton and is a certified public accountant.

Key Qualifications, Experience and Attributes:

As a new Board member, Ms. Alford’s wide-ranging financial and operational experience, digital, technology and omnichannel knowledge and significant experience leading complex businesses are invaluable to our Board. Her fresh perspectives and contributions to our Company are also informed by Ms. Alford’s strong digital expertise and track record of driving growth and innovation through data analytics, areas which have become increasingly critical drivers of our business. In addition to her strong managerial and operational background, Ms. Alford brings deep financial expertise to our Board, based on which she serves on our Audit Committee and has been determined by our Board to be an audit committee financial expert.

John H. Alschuler

Independent Director

Director Since: 2015

Age: 70

Board Committees: Nominating and Corporate Governance

Other Public Company Boards: SL Green Realty Corporation; Xenia Hotels and Resorts, Inc.

Principal Occupation and Business Experience:

Since 2008, Mr. Alschuler has been the Chairman of HR&A Advisors Inc., an economic development, real estate and public policy consulting organization. Mr. Alschuler also is an Adjunct Associate Professor at Columbia University, where he teaches real estate development at the Graduate School of Architecture, Planning & Preservation. Mr. Alschuler currently serves on the board of directors of SL Green Realty Corporation and Xenia Hotels and Resorts, Inc., both of which are publicly traded REITs. Mr. Alschuler also serves on the board of directors of the Center for an Urban Future, a Section 501(c)(3) tax exempt organization, and Friends of the High Line Inc., a Section 501(c)(3) tax exempt organization.

Key Qualifications, Experience and Attributes:

Mr. Alschuler’s achievements in academia and business, as well as his extensive knowledge of commercial real estate and national and international markets for real estate, and his expertise in inter-governmental relations, allow him to assess the real estate market and our Company’s business from a knowledgeable and informed perspective. His experience on boards of other public and private companies further enhances his range of knowledge.

Arthur M. Coppola

Director

Director Since: 1994

Age: 66

Board Committees: Executive (Chair)

Principal Occupation and Business Experience:

Mr. A. Coppola has been our Chief Executive Officer since our formation and was elected Chairman of the Board in September 2008. Mr. A. Coppola’s term as Chairman of the Board will end at our 2018 Annual Meeting and his term as Chief Executive Officer will end December 31, 2018. As Chairman of the Board and Chief Executive Officer, Mr. A. Coppola is responsible for the strategic direction and overall management of our Company. He served as our President from our formation until his election as Chairman. Mr. A. Coppola is one of our Company’s founders and has over 42 years of experience in the shopping center industry, all of which has been with The Macerich Group and our Company. From 2005 through 2010, Mr. A. Coppola was a member of the board of governors or the executive committee of the National Association of Real Estate Investment Trusts, Inc. (“Nareit”), served as the 2007 chair of the board of governors and received the 2009 Nareit Industry Leadership Award. Mr. A. Coppola is also an attorney and a certified public accountant.

Key Qualifications, Experience and Attributes:

As Chairman and CEO, our Board has valued Mr. A. Coppola’s strategic direction and vision which has resulted in our Company growing from a privately held real estate company to a dominant national regional mall company that is part of the S&P 500, with a portfolio of approximately 53 million square feet of gross leasable area primarily in 48 regional shopping centers across the United States. He is a recognized leader within the REIT industry. Mr. A. Coppola’s knowledge of our Company and the REIT industry, as well as his extensive business relationships with investors, retailers, financial institutions and peer companies, provide our Board with critical information necessary to oversee and direct the management of our Company. His role and experiences at our Company and within our industry give him unique insights into our Company’s opportunities, operations and challenges.

Edward C. Coppola

Director

Director Since: 1994

Age: 63

Principal Occupation and Business Experience:

Mr. E. Coppola was elected our President in September 2008. In partnership with our Chief Executive Officer, Mr. E. Coppola oversees the strategic direction of our Company. He has broad oversight over our Company’s financial and investment strategies, including our Company’s key lender and investor relationships. He also oversees our acquisitions and dispositions, department store relationships and development/redevelopment projects. Mr. E. Coppola was previously an Executive Vice President from our formation through September 2004 and was our Senior Executive Vice President and Chief Investment Officer from October 2004 until his election as President. He has over 40 years of shopping center experience with The Macerich Group and our Company and is one of our founders. From March 16, 2006 to February 2, 2009, Mr. E. Coppola was a member of the board of directors of Strategic Hotels & Resorts, Inc., a publicly traded REIT which owns and manages high end hotels and resorts. Mr. E. Coppola is also an attorney.

Key Qualifications, Experience and Attributes:

Mr. E. Coppola has deep relationships and experience in our industry and in the retail and shopping center landscape. As President, Mr. E. Coppola provides our Board with important information about the overall conduct of our Company’s business and valuable knowledge and perspective regarding our operations, plans and direction. Our Board appreciates his long history and experience in the shopping center industry as well as his expertise with respect to strategic and investment planning, finance, capital markets, acquisition, disposition and development matters.

Steven R. Hash

Independent Director

Director Since: 2015

Age: 53

Board Committees: Audit (Chair); Compensation; Executive

Other Public Company Boards: Alexandria Real Estate Equities, Inc.

Principal Occupation and Business Experience:

Mr. Hash is the President and Chief Operating Officer of Renaissance Macro Research, LLC, an equity research and trading firm focused on macro research in the investment strategy, economics and Washington policy sectors, which he co-founded in 2012. Mr. Hash is a member of the board of directors of Alexandria Real Estate Equities, Inc., a publicly traded REIT, where he serves as the lead independent director, chair of the compensation committee and is a member of the audit committee. Mr. Hash is also a member of the board of directors of Nureen Global Cities REIT, Inc., a non-traded REIT. He is the lead independent director and a member of the audit committee. Between 1993 and 2012, Mr. Hash held various leadership positions with Lehman Brothers (and its successor, Barclays Capital), including Global Head of Real Estate Investment Banking from 2006 to 2012, Chief Operating Officer of Global Investment Banking from 2008 to 2011, Director of Global Equity Research from 2003 to 2006, Director of U.S. Equity Research from 1999 to 2003, and Senior Equity Research Analyst from 1993 to 1999 covering the Real Estate Investment Trusts sector. From 1990 to 1993, Mr. Hash held various positions with Oppenheimer & Company’s Equity Research Department, including senior research analyst. He began his career in 1988 as an auditor for the accounting and consulting firm of Arthur Andersen & Co.

Key Qualifications, Experience and Attributes:

Mr. Hash brings to our Board extensive knowledge of real estate investment strategy and economic trends through years of real estate industry research and investment banking both domestically and internationally. In addition to important insights into the equity and capital markets and investor perspectives, he has valuable experience in accounting and financial reporting based upon his years as an auditor and senior equity research analyst. He also has important corporate governance and board leadership expertise through his positions at other publicly traded companies and at our Company. He also has experience in human capital management and talent development matters. Mr. Hash serves as Chairperson of our Audit Committee and has been determined by our Board to be an audit committee financial expert. In August 2017, Mr. Hash was chosen by our independent directors to serve as our Lead Director and appointed to serve as our independent Chairman of the Board as of the 2018 Annual Meeting when our Board separates the Chair and CEO positions.

Diana M. Laing

Independent Director

Director Since: 2003

Age: 63

Board Committees: Audit

Principal Occupation and Business Experience:

Ms. Laing is the Chief Financial Officer of American Homes 4 Rent, a publicly traded REIT focused on the acquisition, renovation, leasing and operation of single-family homes as rental properties and has served in such capacity since May 2014. From May 2004 until its merger with Parkway Properties of Orlando, Florida in December 2013, Ms. Laing was the Chief Financial Officer and Secretary of Thomas Properties Group, Inc., a publicly traded real estate operating company and institutional investment manager focused on the development, acquisition, operation and ownership of commercial properties throughout the United States. She was responsible for financial reporting, capital markets transactions and investor relations. Ms. Laing served as Chief Financial Officer of each of Triple Net Properties, LLC from January through April 2004, New Pacific Realty Corporation from December 2001 to December 2003, and Firstsource Corp. from July 2000 to May 2001. From August 1996 to July 2000, Ms. Laing was Executive Vice President, Chief Financial Officer and Treasurer of Arden Realty, Inc., a publicly traded REIT which was the largest owner and operator of commercial office properties in Southern California. From 1982 to August 1996, she served in various capacities, including Executive Vice President, Chief Financial Officer and Treasurer of Southwest Property Trust, Inc., a publicly traded multi-family REIT which owned multi-family properties throughout the southwestern United States. Ms. Laing began her career as an auditor with Arthur Andersen & Co. She serves on the advisory boards to the Dean of the Spears School of Business and the Chairman of the School of Accounting at Oklahoma State University and is a member of the Board of Trustees of the Oklahoma State University Foundation.

Key Qualifications, Experience and Attributes:

Our Board believes Ms. Laing’s over 35 years of real estate industry experience, with her particular expertise in finance, capital markets, strategic planning, budgeting and financial reporting, make her a valuable member of our Board. This financial and real estate experience is supplemented by her substantive public company and REIT experience which enhances her understanding of the issues facing our Company and industry. Based on her financial expertise, Ms. Laing serves on our Audit Committee and has been determined by our Board to be an audit committee financial expert.

Mason G. Ross

Independent Director

Director Since: 2009

Age: 74

Board Committees: Nominating and Corporate Governance (Chair)

Principal Occupation and Business Experience:

Mr. Ross spent 35 years at Northwestern Mutual Life, an industry-leading life insurance company, the final nine years of which he served as Executive Vice President and Chief Investment Officer. As Chief Investment Officer, his responsibilities included the design and administration of investment compensation systems, oversight of investment risk management, and the formation of the asset allocation strategy of the investment portfolio. During his prior 27 years at Northwestern Mutual Life, he held a variety of positions, including leading the company’s real estate investment and private securities operations. During that time, he also served as a director of Robert W. Baird, Inc., a regional brokerage and investment banking firm, and the Russell Investment Group, an international investment management firm. Since retiring from Northwestern Mutual Life in 2007, he has remained active in the investment business and currently serves as chairman of the board of Schroeder Manatee Ranch Inc., a privately held real estate company and as a trustee of several large private trusts. He is the past chairman of the National Association of Real Estate Investment Managers and a former trustee of the Urban Land Institute.

Key Qualifications, Experience and Attributes:

Our Board values the over 40 years of investment experience of Mr. Ross and his extensive involvement in commercial real estate. His real estate financing expertise acquired over a 25 year period of providing real estate financing for all types of properties provides our Board with important knowledge in considering our Company’s capital and liquidity needs.

Steven L. Soboroff

Independent Director

Director Since: 2014

Age: 69

Board Committees: Audit; Compensation; Nominating and Corporate Governance

Principal Occupation and Business Experience:

Steve Soboroff is the managing partner of Soboroff Partners, a shopping center development and leasing company, and has served in such capacity since 1978. In September 2017, Mr. Soboroff was selected to serve a second two-year term as President of the Los Angeles Police Commission. In August 2013, Mr. Soboroff was appointed to the Board of Police Commissioners by Los Angeles Mayor Eric Garcetti and was chosen as the Commission’s President by his fellow commissioners. After serving the maximum of two consecutive years as President, he then served as the Commission’s Vice President from September 2015 to September 2017. During 2001 to 2010, he served in the roles of Chairman and CEO as well as President of Playa Vista, one of the country’s most significant multi-use real estate projects. Mr. Soboroff also was President of the Los Angeles Recreation and Parks Commission from 1995 to 2001 and a member of the Los Angeles Harbor Commission. In addition, Mr. Soboroff is a board member of several non-profit philanthropic and academic organizations.

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

Andrea M. Stephen

Independent Director

Director Since: 2013

Age: 53

Board Committees: Compensation (Chair); Executive

Other Public Company Boards: First Capital Realty, Inc.; Boardwalk Real Estate Investment Trust; Slate Retail Real Estate Investment Trust

Principal Occupation and Business Experience:

Ms. Stephen served as Executive Vice President, Investments for The Cadillac Fairview Corporation Limited (“Cadillac Fairview”), one of North America’s largest real estate companies, from October 2002 to December 2011 and as Senior Vice President, Investments for Cadillac Fairview from May 2000 to October 2002, where she was responsible for developing and executing Cadillac Fairview’s investment strategy. Prior to joining Cadillac Fairview, Ms. Stephen held the position of Director, Real Estate with the Ontario Teachers’ Pension Plan Board, the largest single profession pension plan in Canada, from December 1999 to May 2000, as well as various portfolio manager positions from September 1995 to December 1999. Previously, Ms. Stephen served as Director, Financial Reporting for Bramalea Centres Inc. for approximately two years and as an Audit Manager for KPMG LLP at the end of her over six year tenure. Ms. Stephen is a member of the board of directors of First Capital Realty Inc., Canada’s leading owner, developer and operator of supermarket and drugstore anchored neighborhood and community shopping centers, serving on the audit committee, compensation committee, governance committee and the executive committee. She is also a member of the board of trustees, serving on the audit committee, of Boardwalk Real Estate Investment Trust, Canada’s leading owner and operator of multifamily communities. In June 2017, Ms. Stephen was elected to the board of trustees of Slate Retail Real Estate Investment Trust and serves on its audit, compensation and investment committees. Ms. Stephen also previously served on the board of directors of Multiplan Empreendimentos Imobiliários, S.A., a Brazilian real estate operating company, from June 2006 to March 2012.

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

John M. Sullivan

Independent Director

Director Since: 2014

Age: 57

Other Public Company Boards: Multiplan Empreendimentos Imobiliários, S.A.; Dream Global REIT

Principal Occupation and Business Experience:

Mr. Sullivan is the President and Chief Executive Officer of Cadillac Fairview and has served in such position since January 2011. Mr. Sullivan was previously the Executive Vice President of Development of Cadillac Fairview from November 2006 to January 2011. Prior to joining Cadillac Fairview, he held positions with Brookfield Properties Corporation and Marathon Realty Company Limited. Mr. Sullivan serves on the board of directors of Multiplan Empreendimentos Imobiliários, S.A., a Brazilian real estate operating company, and is a member of the board of directors and audit committee of Dream Global REIT, an open ended Canadian REIT focusing on international commercial real estate. In addition, Mr. Sullivan serves as a trustee of the International Council of Shopping Centers, an international shopping center industry trade association, and as Chairman of the Real Property Association of Canada, a national industry association for owners and managers of investment real estate.

Key Qualifications, Experience and Attributes:

Our Board values Mr. Sullivan’s over 25 years of extensive real estate experience and relationships which enhances our Company and Board. Mr. Sullivan brings to our Board strong executive management expertise, leadership and financial acumen, as well as significant transactional, leasing, finance, asset management and development experience in the commercial real estate industry. As a CEO, he has a unique knowledge of the issues companies address, ranging from strategic and operational to corporate governance and risk management. In addition, Mr. Sullivan has international expertise and public company board service that augment his understanding of the commercial real estate industry and our Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and the NYSE. Officers, directors and greater than 10% stockholders are required by the SEC’s regulations to furnish our Company with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to our Company during and with respect to the fiscal year ended December 31, 2017, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were satisfied on a timely basis, with the exception of a failure to file a Form 5 by Mr. O’Hern to report one gift transaction of 1,063 shares of the Company’s Common Stock.

Audit Committee

The Board has a separately-designated Audit Committee established in accordance with Section 3(a)(58)(A) and Section 10A(m) of the Exchange Act. The following table identifies the current members of the Audit Committee, its principal functions and the number of meetings held in 2017.

Name of Committee and Current Members	Committee Functions	Number of Meetings
Audit: Steven R. Hash, Chair* Peggy Alford** Diana M. Laing* Steven L. Soboroff * Audit Committee Financial Expert ** Audit Committee Financial Expert; Appointed to the Audit Committee March 29, 2018

•  appoints, evaluates, approves the compensation of, and, where appropriate, replaces our independent registered public accountants

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

•  pre-approves audit and permissible non-audit services provided by our independent registered public accountants

•  reviews the independence and qualifications of our independent registered public accountants

•  reviews the adequacy of our internal accounting controls and legal and regulatory compliance

•  reviews and approves related-party transactions in accordance with our Related Party Transaction Policies and Procedures

8

Code of Business Conduct and Ethics

The company has adopted a Code of Business Conduct and Ethics that provides principles of conduct and ethics for its directors, officers and employees. This Code complies with the requirements of the Sarbanes-Oxley Act of 2002 and applicable rules of the SEC and the NYSE. In addition, our Company adopted a Code of Ethics for our CEO and senior financial officers which supplements our Code of Business Conduct and Ethics applicable to all employees and complies with the additional requirements of the Sarbanes-Oxley Act of 2002 and applicable SEC rules. To the extent required by applicable SEC rules and NYSE Rules, we intend to promptly disclose future amendments to certain provisions of these Codes or waivers of such provisions granted to directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, on our website at www.macerich.com under “Investors—Corporate Governance—Code of Ethics.” Each of these Codes of Conduct is available on our website at www.macerich.com under “Investors—Corporate Governance.”

Procedures for Recommending Director Nominees

During 2017, there were no material changes to the procedures described in the Company’s proxy statement relating to the 2017 Annual Meeting of Stockholders by which stockholders may recommend director nominees to the Company.

Item 11. Executive Compensation

Compensation of Non-Employee Directors

Our non-employee directors are compensated for their services according to an arrangement approved by our Board of Directors and recommended by the Compensation Committee. The Compensation Committee generally reviews director compensation annually. A Board member who is also an employee of our Company or a subsidiary does not receive compensation for service as a director. Messrs. A. Coppola and E. Coppola are currently the only directors who are also employees of our Company or a subsidiary. Upon his election to our Board of Directors in place of Mr. A. Coppola, Mr. O’Hern will be a director who is also an employee of the Company. Mr. Sullivan received no compensation from our Company as a director because his employer’s policies do not allow it, but he was reimbursed for his reasonable expenses.

In July 2016, FW Cook conducted a competitive review of our non-employee director compensation program, including the review of the director compensation programs of companies within our peer group, and suggested changes for the Compensation Committee’s consideration. Based on the recommendations of the Compensation Committee, our Board of Directors revised certain aspects of our non-employee director compensation. The following sets forth the compensation structure effective July 21, 2016:

Annual Retainer for Service on our Board	$70,000
Annual Equity Award for Service on our Board	$125,000 of restricted stock units based upon the closing price of our Common Stock on the grant date, which is in March of each year. The restricted stock units are granted under our 2003 Incentive Plan and have a one-year vesting period.
Annual Retainer for Lead Director	$50,000
Annual Retainers for Chairs of Audit, Compensation and Nominating & Corporate Governance Committees (in addition to membership retainer)	Audit: $20,000 Compensation: $20,000 Nominating & Corp. Governance: $12,500
Annual Retainer for Committee Membership	$12,500
Expenses	The reasonable expenses incurred by each director (including employee directors) in connection with the performance of their duties are reimbursed.

Non-Employee Director Equity Award Programs

In addition, our Director Phantom Stock Plan offers our non-employee directors the opportunity to defer cash compensation otherwise payable and to receive that compensation (to the extent that it is actually earned by service during that period) in cash or in shares of Common Stock as elected by the director, after termination of the director’s service or on a specified payment date. Such compensation includes the annual cash retainers payable to our non-employee directors. A majority of our non-employee directors serving in 2017 elected to receive all or a portion of their 2017 cash retainers in Common Stock. Deferred amounts are generally credited as stock units at the beginning of the applicable deferral period based on the present value of such deferred compensation divided by the average fair market value of our Common Stock for the preceding 10 trading days. Stock unit balances are credited with additional stock units as dividend equivalents and are ultimately paid out in shares of our Common Stock on a one-for-one basis. A maximum of 500,000 shares of our Common Stock may be issued in total under our Director Phantom Stock Plan, subject to certain customary adjustments for stock splits, stock dividends and similar events. The vesting of the stock units is accelerated in case of the death or disability of a director or, upon the termination of service as a director at the time of or after a change of control event. Our Company has a deferral program for the equity compensation of our non-employee directors which allows them to defer the receipt of all or a portion of their restricted stock unit awards and receive the underlying Common Stock after termination of service or a specified payment date. Any dividends payable with respect to those deferred restricted stock units will also be deferred and will be paid in accordance with their payment election. The deferred dividend equivalents may be paid in cash or converted into additional restricted stock units and ultimately paid in shares of our Common Stock on a one-to-one basis. The vesting of the deferred restricted stock units is accelerated in case of the death or disability of a director or upon a change of control event.

2017 Non-Employee Director Compensation

The following table sets forth the compensation paid, awarded or earned with respect to each of our non-employee directors during 2017. We do not provide our non-employee directors with initial inducement awards upon joining our Board other than the regular annual equity award granted to our existing directors. Mr. Hubbell resigned from our Board on March 29, 2018 and Ms. Alford joined our Board on March 29, 2018.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
John H. Alschuler	82,500	125,000	207,500
Steven R. Hash	139,658	125,000	264,658
Fred S. Hubbell	125,274	125,000	250,274
Diana M. Laing	82,500	125,000	207,500
Mason G. Ross	95,000	125,000	220,000
Steven L. Soboroff	107,500	125,000	232,500
Andrea M. Stephen	115,000	125,000	240,000
John M. Sullivan(3)	—	—	—

(1)	Pursuant to our Director Phantom Stock Plan, each director receiving compensation, except Messrs. Hash, Ross and Soboroff, elected to defer fully his or her annual cash retainers for 2017 and to receive such compensation in Common Stock at a future date. Therefore, for 2017 compensation, Messrs. Alschuler and Hubbell and Mses. Laing and Stephen were credited with 1,191, 1,356, 953 and 1,660 stock units, respectively, which vested during 2017 as their service was provided.
(2)	The amounts shown represent the grant date fair value computed in accordance with Statement of Financial Accounting Standards Bulletin ASC Topic 718 referred to as “FASB ASC Topic 718,” of restricted stock awards granted under our 2003 Incentive Plan. Any estimated forfeitures were excluded from the determination of these amounts and there were no forfeitures of stock awards during 2017 by our directors. Assumptions used in the calculation of these amounts are set forth in footnote 19 to our audited financial statements for the fiscal year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the SEC on February 23, 2018.

Except for Mr. Sullivan, each of our non-employee directors received 1,877 restricted stock units on March 3, 2017 under our 2003 Incentive Plan. The closing price per share of our Common Stock on that date was $66.57.

(3)	Mr. Sullivan’s employer has a policy that does not allow him to hold shares of stock of our Company.

As of December 31, 2017, our non-employee directors held the following number of unpaid phantom stock units and unvested restricted stock units:

Name	Unpaid Phantom Stock Units (#)	Unvested Restricted Stock Units (#)
John H. Alschuler	2,860	1,877
Steven R. Hash	—	1,877
Fred S. Hubbell	72,589	1,877
Diana M. Laing	34,232	1,877
Mason G. Ross	10,382	1,877
Steven L. Soboroff	—	1,877
Andrea M. Stephen	10,025	1,877
John M. Sullivan	—	—

Compensation Committee Report

The Compensation Committee of the Board of Directors of The Macerich Company, a Maryland corporation, has reviewed and discussed the Compensation Discussion and Analysis in this Amendment with management. Based on such review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2017.

The Compensation Committee

Andrea M. Stephen, Chair Steven R. Hash Steven L. Soboroff

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Discussion & Analysis (“CD&A”) describes the material elements of our executive compensation program, how it is designed to support the achievement of our key strategic and financial objectives, and the compensation decisions the Compensation Committee made under the program for our named executive officers, who for 2017 were:

Named Executive Officers	Title
Arthur M. Coppola(1)	Chairman of the Board of Directors and Chief Executive Officer

Edward C. Coppola	President

Thomas E. O’Hern	Senior Executive Vice President, Chief Financial Officer and Treasurer

Robert D. Perlmutter(2)	Former Senior Executive Vice President and Chief Operating Officer

Thomas J. Leanse (3)	Former Senior Executive Vice President, Chief Legal Officer and Secretary

(1)	Mr. A. Coppola will retire from his position as Chairman of the Board effective as of our 2018 Annual Meeting and from his position as CEO effective December 31, 2018.
(2)	Mr. Perlmutter resigned as Senior Executive Vice President and Chief Operating Officer on April 20, 2018.
(3)	Mr. Leanse retired from his full time position as Senior Executive Vice President, Chief Legal Officer and Secretary on February 28, 2018; he will continue to consult with the Company on several projects and advise on other matters, as requested.

For purposes of this CD&A, we refer to the Compensation Committee as the “Committee.”

Executive Summary

Business Highlights

2017 demonstrated continued strength in our operating results and portfolio metrics. As a result of our strong leadership, we continued to seize opportunities and further strengthen our Company and our growth opportunities, as evidenced by our accomplishments below:

Operational

•  Mall tenant annual sales per square foot for the portfolio increased by 4.8% to $660 for the year ended December 31, 2017 compared to $630 for the year ended December 31, 2016.

•  Same Center NOI grew 2.73%

•  FFO per diluted share was $3.83 in 2017

Leasing

•  Occupancy levels continued to be stable, ending the year at 95.0%

•  Releasing spreads for 2017 were up 15.2% from 2016

•  Average rent per square foot increased to $56.97, up 3.8% from $54.87 at December 31, 2016

Development and Redevelopment	• $250 million in-process pipeline in Philadelphia and New York • Kings Plaza Shopping Center $100 million redevelopment nears completion

Sustainability

Macerich is focused on sustainability as a long-term, fully-integrated business approach

•  Retail “Leader in the Light” Environmental Award for the fourth consecutive year from the National Association of Real Estate Investment Trusts

•  #1 ranking in the U.S. Retail Sector for sustainability performance for real estate portfolios around the world for third straight year, according to scores published by Global Real Estate Sustainability Benchmark (GRESB)

•  Recipient of U.S. BREEAM in use building certification at 11 properties

In 2017, our Company continued the sector-leading progress we have made in recent years, demonstrating our ability to consistently seize opportunities and further strengthen our Company and our growth prospects. For additional information about the following financial metrics, see Exhibit 99.1 of this Amendment and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Funds for Operations” in the Original Filing.

(1)	FFO per share-diluted represents funds from operations per share on a diluted basis, excluding the gain or loss on early extinguishment of debt. For 2015, FFO per share-diluted also excludes costs related to an unsolicited hostile takeover attempt and proxy contest. For the definition of FFO per share-diluted and a reconciliation of FFO per share-diluted to net income per share attributable to common stockholders-diluted, see Exhibit 99.1 of this Amendment and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Funds from Operations” in the Original Filing.

Despite our strong operating performance, our total stockholder return (“TSR”) in 2017 underperformed the S&P 500 Index and FTSE NAREIT All Equity REITs Index.

	1 year (2017)	3 year (2015-2017)	5 year (2013-2017)
The Macerich Company	-2.8%	-7.2%	43.4%
S&P 500 Index	21.8%	38.3%	108.1%
FTSE NAREIT All Equity REITs Index	8.7%	21.4%	59.8%

In 2016 and 2017, REIT TSRs were generally lower than the broader market, and regional mall REITs in particular underperformed other REITs. We believe that our negative TSR in 2016 and 2017 has been driven primarily by bearish investor sentiment for the mall REIT sector in general, in the wake of store closings and tenant bankruptcies announced by several high-profile retailers. However, our performance versus other mall REITs has been strong. Over the past five years we have generated a higher total return to our stockholders than any of our direct competitors, as illustrated in the following graph.

While store closings and tenant bankruptcies have adversely impacted our short-term TSR, these bankruptcies often present opportunities to secure more productive and more contemporary tenants that will generate higher sales productivity in the coming years. We remain well-positioned to take advantage of these opportunities.

Compensation Highlights

Compensation Elements. The following chart summarizes, for each component of our executive compensation program, the objectives and key features and the compensation decisions made by the Committee for our named executive officers for 2017:

Pay Element			Objectives and Key Features	Highlights for 2017
Salary		Cash	• Relatively small, fixed cash pay based on the scope and complexity of each position, the officer’s experience, competitive pay levels and general economic conditions	• 2017 salaries for each named executive officer remained unchanged from 2016 levels
Annual Incentive Bonus		Equity

•  Variable short-term incentive

•  Rewards achievement of both corporate and individual performance

•  Performance measured using annual scorecard designed to support our Company’s short-term financial and strategic objectives

•  Corporate goals (Same Center NOI growth, FFO per diluted share, releasing spreads, replacing lost rents, and succession planning) were weighted 80%, and evaluated formulaically against pre-established threshold, target, and maximum goals

•  Individual performance against pre-established goals was weighted 20%

•  Based on achievements versus the goals, 2017 earned annual bonuses ranged from 82% to 87% of target for each named executive officer

•  All such earned bonuses were paid in fully-vested LTIP units to further promote stockholder alignment

Long-Term Incentives	Performance-Based (75%)	Equity

•  Variable long-term incentive

•  Provides incentive for our executive officers to take actions that contribute to the creation of stockholder value and outperform other equity REITs which are investment alternatives for our stockholders

•  Performance-based LTIP Units granted in 2017 may be earned from 0% to 150% of target based on our TSR over the three-year performance period compared to all publicly-traded equity REITs (the “Equity Peer REITs”)

•  Performance-based and service-based LTIP Units for the 2017-2019 performance/vesting period were granted to the named executive officers on January 1, 2017. Target grant values remained the same as in 2016, except for Mr. Perlmutter, whose target LTIP was increased to reflect his promotion to Sr. EVP and Chief Operating Officer in early 2016.

•  Our shift from a one-year to a three-year performance period commenced with the 2016 performance-based LTIP Units

•  As a result, no performance-based LTIP Units vested in 2017

	Service-Based (25%)	Equity	• Service-based LTIP units vest in annual installments over a three-year period to promote retention and stability of our management team

Target Total Direct Compensation Mix

Target vs. Realizable CEO Compensation

As illustrated above, the majority of our CEO’s compensation opportunity is “at risk” and tied to performance goals and our absolute and relative TSR. Our pay-for-performance philosophy is further illustrated by comparing target total direct compensation to “realizable” compensation, after taking into account actual performance.

Despite solid operating performance during 2016 and 2017, our TSR lagged the Equity Peer REITs. As a result, as of December 31, 2017, “realizable” compensation for our CEO was substantially below target for each of 2016 and 2017.

Target pay includes base salary, target annual incentive, and the target grant-date fair value of long-term incentives in each of 2016 and 2017 for Mr. A. Coppola. Realizable pay includes: (i) annual base salary earned; (ii) actual annual incentive earned in respect of the applicable year; and (iii) the value of performance-based LTIP Units (assuming the performance period had ended December 31, 2017) and service-based LTIP Units as of December 31, 2017, including earned dividend equivalents. None of the performance-based LTIP Units granted in 2016 and only 60% of the target number of performance-based LTIP Units granted in 2017 would have been earned at December 31, 2017 based on our relative TSR performance as of such date. The value of the service-based LTIP Units is based on our closing stock price on December 29, 2017, the last trading day of fiscal 2017. This chart and the total realizable pay reported in this chart provides supplemental information regarding the compensation paid to our CEO and should not be viewed as a substitute for the 2017 Summary Compensation Table. We believe that showing realizable compensation illustrates for stockholders the alignment between pay and performance.

2017 Say-on-Pay Vote

At our 2017 annual stockholders’ meeting, approximately 89% of the votes cast were in favor of the non-binding advisory resolution to approve the compensation of our named executive officers. Although the results of the say-on-pay vote are advisory and not binding on the Company, the Board of Directors or the Committee, the Board of Directors and the Committee value the opinions of our stockholders and take the results of the say-on-pay vote into account when making decisions regarding the compensation of our named executive officers. Following our 2015 annual meeting, the Committee, working with FW Cook, made meaningful changes to our executive compensation program in response to our stockholders’ feedback, including switching from a one-year performance period for our performance-based LTIP Units to a three-year performance period. In addition, we engaged in stockholder outreach on executive compensation matters throughout 2016. The Committee has considered the result of the 2017 say-on-pay vote and, as a result of the high percentage of votes cast in favor of this proposal, the Committee believes that the changes made to our compensation program in 2016 were supported by stockholders. Accordingly, the Committee decided to maintain our general approach to executive compensation and made no significant changes to our executive compensation program during 2017.

Throughout 2017, we continued engagement with stockholders on a variety of issues, including executive compensation and corporate governance. As part of our commitment to ongoing, transparent communication with our stockholders, we will continue this open dialogue to ensure we understand stockholder views on these important issues.

Compensation Governance Highlights

Our executive compensation and corporate governance programs are designed to closely link pay with operational performance and increases in long-term stockholder value while minimizing excessive risk taking. To help us accomplish these important objectives, we have adopted the following policies and practices:

No Excessive Risk Taking. Our compensation program is designed to not incentivize excessive risk taking by participants. We conduct an annual risk assessment of all of our compensation programs.

No Tax Gross-Ups. None of our Company’s executives are entitled to any tax gross-ups.

Double-Trigger Equity Vesting. Effective with the 2016 equity grants, our equity awards are subject to double-trigger vesting acceleration in connection with a change of control.

Robust Stock Ownership Guidelines. We have robust stock ownership policies for our named executive officers and directors and each individual who is subject to them is in compliance with those policies. See “Stock Ownership Policies” on pages 28-29 of this Amendment.

Holding Period. Until the minimum required stock ownership level is achieved, our named executive officers must retain 50% of their net-after-tax profit shares from equity compensation awards. See “Stock Ownership Policies” on pages 28-29 of this Amendment.

Clawback Policy. We have a clawback policy that allows us to recover cash and equity incentive compensation paid to our executive officers if the compensation was based on achieving financial results that were subsequently restated and the amount of the executive officer’s incentive compensation would have been lower had the financial results been properly reported.

No Repricing. We do not permit repricing of underwater options or SARs or permit exchange of underwater options or SARs for other awards or cash, without prior stockholder approval.

Anti-Hedging Policy. We have a policy prohibiting all of our directors, officers and employees from engaging in any hedging or monetization transactions that are designed to hedge or offset any decrease in the market value of our securities. This policy also prohibits short sales and the purchase and sale of publicly traded options of our Company.

Anti-Pledging Policy. In addition, we have a policy (a) prohibiting all our directors and executive officers from pledging our securities if they are unable to meet our stock ownership requirements without reference to such pledged shares and (b) recommending that our directors and executive officers not pledge our Company’s securities. Currently, no shares of our Company are pledged by our directors and executive officers.

Independent Compensation Consultant. The Committee engages an independent compensation consulting firm that provides us with no other services.

Annual Say-on-Pay. We annually submit our executive compensation program for our named executive officers to say-on-pay advisory votes for stockholder consideration.

Compensation Philosophy and Objectives

Our executive compensation program is designed to achieve the following objectives:

•	Attract, retain and reward experienced, highly-motivated executives who are capable of leading our Company in executing our ambitious growth strategy.

•	Link compensation earned to achievement of our Company’s short-term and long-term financial and strategic goals.

•	Align the interests of management with those of our stockholders by providing a substantial portion of compensation in the form of equity-based incentives and maintaining robust stock ownership requirements.

•	Adhere to high standards of corporate governance.

The Committee believes strongly in linking compensation to corporate performance: the annual incentive awards (which for 2017 were paid entirely in the form of equity) are primarily based on overall corporate performance and the earned value of 75% of the long-term incentive equity awards depends on our three-year TSR relative to the Equity Peer REITs. The Committee also recognizes individual performance in making its executive compensation decisions. The Committee believes this is the best program overall to attract, motivate and retain highly skilled executives whose performance and contributions benefit our Company and our stockholders. The Committee believes it utilizes the right blend of cash and equity to provide appropriate incentives for executives while aligning their interests with those of our stockholders and encouraging the executives’ long-term commitment to our Company. The Committee does not have a strict policy for allocating a specific portion of compensation to our named executive officers between cash and non-cash or short-term and long-term compensation. Instead, the Committee considers how each component promotes retention and/or motivates performance by the executive.

Inputs to Compensation Decisions

Role of the Compensation Committee

The Committee reviews and approves the compensation for our executive officers, reviews our overall compensation structure and philosophy and administers certain of our employee benefit and stock plans, with authority to authorize awards under our incentive plans. The Committee currently consists of three independent directors, Ms. Stephen (Chair) and Messrs. Soboroff and Hash.

Role of Management

Management, under the leadership of Mr. A. Coppola, develops our Company’s strategy and corresponding internal business plans, which our executive compensation program is designed to support. Mr. A. Coppola also provides the Committee with his evaluation of the performance of and his recommendations on compensation for his direct reports, including the other named executive officers.

Role of Compensation Consultant

The Committee may, in its sole discretion, retain or obtain the advice of any compensation consultant as it deems necessary to assist in the evaluation of director or executive officer compensation and is directly responsible for the appointment, compensation and oversight of the work of any such compensation consultant. The Committee retained FW Cook as its independent compensation consultant with respect to our compensation programs. FW Cook’s role is to evaluate the existing executive and non-employee director compensation programs, assess the design and competitive positioning of these programs, and make recommendations for change, as appropriate. The Committee considered the independence of FW Cook and determined that its engagement of FW Cook does not raise any conflicts of interest with our Company or any of our directors or executive officers. FW Cook provides no other consulting services to our Company, executive officers or directors.

Role of Data for Peer Companies

FW Cook periodically conducts competitive reviews of our executive compensation program, including a competitive analysis of pay opportunities for our named executive officers as compared to the relevant peer group selected by the Committee. The Committee reviews compensation practices at peer companies to inform itself and aid it in its decision-making process so it can establish compensation programs that it believes are reasonably competitive.

FW Cook conducted a comprehensive review of our program in 2015, and made subsequent updates to competitive data for selected positions in 2016 with competitive comparisons based on twenty U.S.-based, publicly traded REITs of reasonably similar size to our Company, as measured by total capitalization, and/or with a focus on the retail sector. The group included our direct mall REIT competitors, both larger and smaller than us; REITs in other asset classes were primarily selected based on size. At the time FW Cook conducted the competitive reviews, our total capitalization was in the median range compared to the peer group. The Committee believes that these REITs best reflected a complexity and breadth of operations, as well as the amount of capital and assets managed, similar to our Company at the time the studies were conducted. FW Cook again reviewed the peer group for a comprehensive review conducted in 2017. The peer group REITs resulting from the 2017 comprehensive review were:

Alexandria Real Estate Equities, Inc.	Kimco Realty Corporation
Boston Properties, Inc.	Regency Centers Corporation
Brixmor Property Group, Inc.	Simon Property Group, Inc.
Digital Realty Trust, Inc.	SL Green Realty Corp.
Douglas Emmett, Inc.	Tanger Factory Outlets
Federal Realty Investment Trust	Taubman Centers, Inc.
General Growth Properties, Inc.	VEREIT, Inc.
HCP, Inc.	Vornado Realty Trust
Kilroy Realty Corporation

Relative to 2016, based on the 2017 comprehensive review FW Cook recommended and the Committee approved the following changes to the peer group, which are reflected in the peer group listed above: Four REITs were removed as they had become much larger than us in total capitalization: AvalonBay Communities, Inc.; Equity Residential; Prologis, Inc. and Ventas, Inc. Host Hotels & Resorts, Inc. was also removed as its asset class was deemed too different from ours. Two REITs were added, VEREIT, Inc. and Brixmor Property Group, Inc. because they are closer in size to us and have a substantial proportion of retail assets in their portfolios, albeit primarily single-tenant and/or shopping center retail as compared to our focus on Class-A regional malls.

The Committee does not set compensation components to meet specific benchmarks. Instead the Committee focuses on a balance of annual and long-term compensation, which is heavily weighted toward “at risk” performance-based compensation. Peer group data is not used as the determining factor in setting compensation because each officer’s role and experience is unique. The Committee believes that ultimately the decision as to appropriate compensation for a particular officer should be made based on a full review of that officer’s and our Company’s performance.

Compensation for 2017 Performance

Compensation opportunities for each named executive officer consisted of a base salary, an annual bonus opportunity, and long-term incentives, each of which is described in more detail below.

Base Salary: No Salary Increases in 2017

As they do annually, the Committee members reviewed base salaries of the named executive officers to determine whether they remain appropriate based on the factors identified above. Based on this review, the 2017 base salaries of our named executive officers remained unchanged from 2017.

Annual Incentive Structure: Rigorous Goals to Align Compensation with Performance.

Each executive officer has a target annual incentive opportunity, expressed as a percentage of base salary. Consistent with prior years, target bonus is 200% of base salary for the CEO and President, and 150% of base salary for the other named executive officers. The Committee sets target bonuses for Messrs. A. Coppola and E. Coppola at a higher percentage of base salary than the other executives because as the CEO and President, respectively, they are our strategic leaders and manage and direct our other named executive officers. Actual bonuses can range from 0% to 200% of each executive’s target bonus, based on the Committee’s assessment of annual performance against the objectives established for the year.

Under our annual incentive program, the Committee evaluates performance against a “scorecard” of performance objectives established at the beginning of the year. These rigorous scorecard goals are designed to reward the successful execution of our strategies, and were consistent with our external guidance as disclosed in the first quarter of 2017. For 2017, five corporate measures determined 80% of each executive’s earned bonus; the remaining 20% was based on the Committee’s assessment of the executive’s individual performance. The 2017 corporate scorecard measures, as well as actual achievement versus each goal, are outlined in the following table:

2017 Corporate Goals – Weighted 80%

	Weighting	2017 Goals			2017 Actual	Payout (% of Target)
Measure		Threshold	Target	Max
	Payout→	50%	100%	200%
Same Center NOI Growth	20%	3.0%	3.5%	4.0%	2.73%	0.0%
FFO per Diluted Share (1)	20%	$3.90	$3.95	$4.00	$3.95 (2)	100.0%
Re-leasing Spreads	20%	12%	14%	16%	15.2%	160.0%
Replacing Lost Rents from bankrupt specialty store tenants	10%	50%	65%	80%	51%	53.3%
Succession Planning	10%	Deliver a uniform evaluation and documentation of a succession plan for each department			Achieved	100%

(1)	Excludes the impact of any assets returned to lenders or services and the impact of acquisitions/dispositions
(2)	Excludes $0.09 dilutive impact from new tax rates and $0.03 of dilution from the sales of Cascade Mall and Northgate Mall.

At the time the goals were set, the Committee believed these goals were rigorous, in particular in the context of the anticipated slowing growth in the retail REIT sector. For the target incentive amount to be earned, Same Center NOI in 2017 had to grow 3.5% over 2016 and the rent per square foot on new leases executed in 2017 had to increase by 14% over rent per square foot on expiring leases. Target FFO per diluted share for 2017 was below actual 2016 FFO per share as a result of a combination of items, including the significant number of tenant bankruptcies which occurred toward the end of 2016 and additional bankruptcies which were anticipated for 2017; asset dispositions in 2016 and anticipated for 2017; higher interest rates and reducing NOI for specific assets under development.

Individual Performance–Weighted 20%

The Committee evaluated the 2017 individual performance of our named executive officers, with Mr. A. Coppola providing the Committee with his evaluation with respect to the performance of the other executives. As part of this process, the Committee discussed with Mr. A. Coppola his evaluation of the contributions of each executive, including with respect to our 2017 corporate achievements.

The Committee noted the following:

With respect to Mr. E. Coppola: his continued leadership supporting our strategic dispositions, acquisitions and developments, including his role in the successful completion of Green Acres Commons and the redevelopment of Broadway Plaza and Sears store at Kings Plaza. Mr. E. Coppola was instrumental in building strategic relationships with key stakeholders. His knowledge of the real estate markets as well as his strong relationships with real estate owners, partners and governmental officials were also critical to the success of our dispositions, acquisitions and development strategies. Mr. E. Coppola was also actively involved in our Company’s succession planning initiatives and talent development.

With respect to Mr. O’Hern: his leadership in supporting and executing our strategic, financial and operational initiatives; success in maintaining the strength of our balance sheet; his continuing role in leading our capital market efforts, including successfully financing of $800 million including a $400 million 12-year loan in Freehold Raceway Mall at an average interest rate of 3.48%, completing the $221 million share repurchases resulting in the retirement of 2.6% of total shares previously outstanding. Mr. O’Hern also led the Company’s engagement and communication efforts with the investment communities and articulating the compelling nature of our strategic plans, financial strength and business achievements.

With respect to Mr. Perlmutter: his contributions with members of the Macerich team to our industry-leading results, including strong occupancy and double-digit releasing spreads. In the face of significant tenant bankruptcies at the start of the year which increased throughout 2017, Mr. Perlmutter helped maintain, and even improve, occupancy throughout the portfolio. He was also involved in securing a commitment from Nordstrom to open at Country Club Plaza. He facilitated continuing improvements in the property/asset management groups, joint venture relationships, implementation of talent development for the leasing organization, and continued efforts to position lower-quality assets for disposition.

With respect to Mr. Leanse: his support of the executive team’s efforts in responding to and negotiating new business opportunities, his support of the Board in corporate governance issues, his work to develop a more efficient and effective way to deliver comprehensive legal services and his activities with respect to the Company’s various ongoing legal, operational and litigation matters.

With respect to Mr. A. Coppola: in determining his annual incentive bonus, the Committee reviewed with Mr. A. Coppola his 2017 accomplishments against his goals. In addition to supporting our 2017 corporate goals previously described, Mr. A. Coppola’s accomplishments for 2017 included his leadership in the Company’s efforts to advance digitally native, vertically integrated retail strategies, revitalize tenant mix, cultivate redevelopment opportunities of existing anchor stores, continue the execution of our long-term plan of recycling capital from non-core assets into our key development and redevelopment pipeline, and nurture succession planning and upward mobility throughout our Company. Mr. A. Coppola also guided the Company to several high profile and industry leading awards in recognition of sustainability initiatives and practices.

Based on each executive’s accomplishments as well as considering performance scores for the employees reporting to each of the named executive officers, the Committee scored the individual performance category at 100% of target for Messrs. A. Coppola, O’Hern, and Perlmutter and at 75% of target for Messrs. E. Coppola and Leanse.

Earned bonuses were awarded in the form of fully-vested LTIP Units, to further promote alignment with stockholders. Under applicable SEC rules, equity awards are reported as compensation in the tables below for the year in which the award was granted, not the year to which the performance relates. Accordingly, the LTIP Units awarded as annual incentive compensation based on 2017 performance described above will be reported in those tables in next year’s proxy statement as compensation for 2018. Thus, the compensation for our named executive officers for 2017 reflected in the Summary Compensation Table and Grants of Plan-Based Awards Table below includes the LTIP Units awarded to each executive early in 2017 for 2016 performance. See “2017 Total Compensation” below.

Long-Term Incentives–75% Performance-Based and Tied to Achieving Strong Relative Returns

Since 2006, our Company has utilized a long-term equity-based incentive program as an important means to align the interests of our executives and our stockholders, to encourage our executives to adopt a longer-term perspective and to reward them for creating stockholder value in a pay-for-performance structure.

For 2017, the Committee approved for each named executive officer an aggregate grant date fair value for these awards, to be granted in the form of LTIP Units. That amount was divided between two types of LTIP Units as follows:

Performance-Based LTIP Units (75%). May be earned from 0% to 100% of the target number of units awarded based on our TSR performance relative to the Equity Peer REITs for the three-year performance period from January 1, 2017 through December 31, 2019. Payouts, as a percentage of target units, for the performance-based LTIP Units for various levels of absolute and relative performance are outlined in the following table, with linear interpolation for performance between performance levels.

MAC’s Relative TSR Percentile Ranking	Payout (% of Target LTIP Units)
<25th Percentile	0%
25th Percentile	50%
50th Percentile	100%
≥75th Percentile	150%

Performance-based LTIP Unit grants prior to 2016 had a one-year performance period. Starting with 2016 grants, we switched to a three-year performance period, to provide better alignment with long-term stockholder return performance. Due to the transition, no performance periods for performance-based LTIP units ended in 2017; as a result, no performance-based LTIP Units vested in 2017.

Service-Based LTIP Units (25%). Vest in equal annual installments over a three-year period to promote retention and further alignment of our executives’ interests with those of our stockholders.

The Committee reviewed peer group data relating to the allocation of long-term incentive equity awards between performance-based and service-based awards and determined that 75% performance-based was a higher percentage than the median mix between performance-based and service-based equity among the peer group, and therefore consistent with our emphasis on “at risk” compensation. For the performance-based component, the Committee considered the range of potential realizable values that our executives could earn to ensure that the awards would be both reasonably competitive and appropriate to motivate our leadership team.

2017 Total Compensation

We are including this supplemental information to provide a more meaningful view of the compensation of our named executive officers for their performance during 2017. The table below shows each named executive officer’s salary, annual long-term incentive equity award grant value, bonus for services performed in 2017 and all other compensation. This table, in contrast to the Summary Compensation Table on page 30 of this Amendment, includes equity awards granted under our annual incentive award program in March 2018 for services performed in 2017 and excludes equity awards granted under our annual incentive award program in March 2017 for services performed in 2016.

Executive	Salary	Annual Incentive Earned for 2017(1)	Long-Term Incentive Award Value(2)	All Other Compensation	Total Compensation
Arthur M. Coppola	$1,000,000	$1,766,000	$8,999,943	$219,745	$11,985,688
Edward C. Coppola	$800,000	$1,316,800	$3,599,901	$186,597	$5,903,298
Thomas E. O’Hern	$600,000	$794,700	$1,999,972	$71,588	$3,466,260
Robert D. Perlmutter	$600,000	$794,700	$1,999,972	$62,327	$3,456,999
Thomas J. Leanse	$500,000	$617,250	$1,374,934	$57,884	$2,550,068

(1)	Earned annual incentives were awarded in the form of fully-vested LTIP Units on March 2, 2018, with the number of LTIP Units based on the closing price of our Common Stock on the New York Stock Exchange on such date.
(2)	These amounts represent the sum of the aggregate grant date fair value of performance-based LTIP Unit awards (75% of the aggregate grant value) and service-based LTIP Unit awards (25% of the aggregate grant value) granted in January 2017 to each of our named executive officers, the terms of which are described above. Had the performance period for the performance-based LTIP Unit awards ended on December 31, 2017, 60% of the target number of performance-based LTIP Units would have vested based on our 30th percentile relative TSR performance.

Executive Benefits

Certain of our named executive officers participate in our deferred compensation plan available to all Vice Presidents and above who earn more than $115,000 annually. See the “Nonqualified Deferred Compensation” table on page 40 of this Amendment for more information. We also provide our named executive officers with life insurance, medical and disability insurance, and use of a private aircraft in which our Company owns a fractional interest, to allow them to devote more time to our business. Refer to footnote 6 to the Summary Compensation Table on page 34 of this Amendment for additional detail.

Offer Letter with Mr. O’Hern

In connection with Thomas E. O’Hern’s appointment to the role of Chief Executive Officer effective January 1, 2019, the Company entered into a letter agreement with Mr. O’Hern on April 26, 2018 that provides Mr. O’Hern with certain compensation and benefits during the period commencing April 26, 2018 and ending April 25, 2021 (the “Term”). During the Term, Mr. O’Hern’s annual rate of base salary will be $800,000 and his target annual bonus will equal 200% of his annual rate of base salary. With respect to Mr. O’Hern’s fiscal year 2018 bonus, his bonus will reflect his base salary and target bonus in effect during the applicable portions of the fiscal year. In addition, with respect to the annual bonuses payable in respect of fiscal years 2018, 2019 and 2020, all or a portion of his annual bonus may be paid in cash, fully vested LTIP units, fully vested shares or a combination thereof as determined by the Compensation Committee of the Board of Directors, with such allocation subject to Mr. O’Hern’s consent. Mr. O’Hern is also entitled to certain long-term incentive compensation, as follows: (1) for each calendar year of the Term, Mr. O’Hern will receive an annual equity grant in the form of LTIP units having a target grant date value of $6,000,000 per year, which shall be allocated in the same proportion, and vest on the same terms, as annual grants made to other executive officers and (2) Mr. O’Hern will receive a one-time grant of fully vested LTIP units on April 26, 2018 with a grant date value of $5,000,000, 50% of which will be subject to repayment if Mr. O’Hern is terminated for “cause” or resigns without “good reason” (as such terms are defined in the letter agreement) on or prior to April 25, 2019.

Mr. O’Hern will also continue to participate in the Severance Plan (as described below) during the Term. Upon a termination of Mr. O’Hern’s employment without cause or his resignation with good reason (other than in a circumstance that would entitle him to severance benefits under the Severance Plan) during the Term, Mr. O’Hern would be entitled to receive: (a) a prorated annual bonus for the year of termination, based on actual performance, (b) an amount equal to (i) the sum of his base salary and the average of the three annual incentive bonuses awarded to him in respect of his service as Chief Executive Officer the immediately preceding three years (or, if such termination occurs before the fiscal year 2018 bonus is payable, his target annual bonus, or, if one or two such bonuses have been awarded, the average of such bonuses) multiplied by (ii) the quotient of the number of days between his termination date and April 25, 2021, divided by 365, (c) a lump sum cash payment equal to the monthly COBRA continuation rate multiplied by 36, and (d) outplacement services for 12 months pursuant to our outplacement services for senior executives.

Severance Benefits

On November 2, 2017, we adopted The Macerich Company Change in Control Severance Pay Plan for Senior Executives, which we refer to as the “Severance Plan,” which covers all of our named executive officers who are not party to an individual agreement with us that provides for greater severance payments and benefits in the aggregate. The Severance Plan provides specified payments and benefits in connection with a qualifying termination of employment following a “change in control” (as defined in the Severance Plan). In addition, we entered into a management continuity agreement with Mr. Leanse in connection with his hire, which provided for certain payments and benefits upon a change in control and upon a qualifying termination following a change in control. Our goal in providing severance and change in control payments and benefits is to offer sufficient cash continuity protection such that our named executive officers will focus their full time and attention on the requirements of the business rather than potential implications for their respective positions. We prefer to have certainty regarding the potential severance amounts payable to our named executive officers following a change in control, rather than negotiating severance at the time that a named executive officer’s employment with us terminates. We have also determined that accelerated vesting provisions with respect to equity awards in connection with a change in control of the Company are appropriate because they encourage our named executive officers to stay focused on the business in those circumstances, rather than focusing on the potential implications for them personally. For a description of our severance and change in control agreements with certain of our named executive officers, see “Potential Payments Upon Termination or Change in Control” on page 41 of this Amendment.

Compensation Governance Policies

Stock Ownership Policies

The Board believes that our directors and executive officers should have a meaningful investment in our Common Stock in order to more closely align their interests with those of our stockholders. Accordingly, the Board has established stock ownership policies for executives and non-employee directors.

Executive Stock Ownership Requirements. Executives must own Company Common Stock with a value equal to at least the following multiples of their respective base salaries.

Position	Ownership Requirement as Multiple of Base Salary
Chief Executive Officer	6x
Other Named Executive Officers	3x

Non-Employee Director Stock Ownership Requirements. Non-employee directors must own Common Stock with a value equal to at least five times the annual cash retainer for Board service.

Until the required ownership level is achieved, executives and non-employee directors subject to the guidelines must retain at least 50% of net-after-tax profit shares from equity compensation awards. Net-after-tax profit shares are shares from vesting of equity grants and/or shares received upon exercise of stock options, net of shares tendered or withheld for payment of the exercise price and net of taxes. This retention requirement will also apply if an executive or director becomes non-compliant due to a reduction in stock price.

These policies also set forth the forms of equity interests in our Company which count toward stock ownership (any pledged securities do not count) and allow the Board to approve exceptions from time to time for this stock ownership policy. Our policy further provides that a non-employee director who is prohibited by law or by the regulations of his or her employer from having an ownership interest in our Company’s securities shall be exempt. Refer to our Guidelines on Corporate Governance, which are posted on our website. All of our directors and named executive officers that are subject to these stock ownership policies are in compliance with them.

Clawback Policy

We have a clawback policy that allows us to recover cash and equity incentive compensation paid to our executive officers if the compensation was based on achieving financial results that were subsequently restated and the amount of the executive officer’s incentive compensation would have been lower had the financial results been properly reported.

Anti-Hedging/Anti-Pledging Policy

We have a policy prohibiting all of our directors, officers and employees from engaging in any hedging or monetization transactions that are designed to hedge or offset any decrease in the market value of our securities. This policy also prohibits short sales and the purchase and sale of publicly traded options of our Company. In addition, we have a policy (a) prohibiting all our directors and executive officers from pledging our securities if they are unable to meet our stock ownership requirements without reference to such pledged shares and (b) recommending that our directors and executive officers not pledge our securities. Currently, no shares of our Company are pledged by our directors and executive officers.

Accounting and Tax Issues

The Committee considers both the accounting and tax issues raised by the various compensation elements for our Company and our executives.

LTIP Units. As described on pages 36-37 of this Amendment, LTIP Units of our Operating Partnership are intended to qualify as “profits interests” for federal income tax purposes and as such initially do not have full parity, on a per unit basis, with our common OP Units with respect to liquidating distributions. Such parity can be achieved over time through priority allocations of “book-up gains” attributable to appreciation of the Operating Partnership’s assets. LTIP Units, regardless of when they were issued, are eligible to share in allocable “book-up gains” since the most recent book-up or book-down of the limited partners’ capital accounts.

Tax Deductibility of Compensation Expense. Prior to December 22, 2017, when the Tax Cuts and Jobs Act of 2017 (“TCJA”) was signed into law, Section 162(m) of the Internal Revenue Code generally disallowed a tax deduction to publicly held companies for compensation paid to certain executive officers in excess of $1 million per officer in any year that did not qualify as performance-based. In connection with fiscal 2017 compensation decisions, the Committee considered the potential tax deductibility of executive compensation under Section 162(m) and sought to qualify certain elements of these applicable executives’ compensation as performance-based while also delivering competitive levels and forms of compensation.

Under the TCJA, the performance-based exception has been repealed and the $1 million deduction limit now applies to anyone serving as the chief executive officer or the chief financial officer at any time during the taxable year and the top three other highest compensated executive officers serving at fiscal yearend. Additionally, any executive subject to the limit in one year will be subject to the limit in future years, even if the executive would otherwise have been subject to the limit for the future year. The new rules generally apply to taxable years beginning after December 31, 2017, but do not apply to remuneration provided pursuant to a written binding contract in effect on November 2, 2017 that is not modified in any material respect after that date.

Because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and the regulations issued thereunder, including the uncertain scope of the transition relief under the legislation repealing Section 162(m)’s exception to the deduction limit for performance-based compensation, no assurance can be given that compensation intended to satisfy the requirements for exception from the Section 162(m) deduction limit will, in fact, satisfy the exception. The Committee reserves the right to grant or pay compensation that is not deductible as a result of Section 162(m), as well as the right to modify compensation that was initially intended to be exempt from Section 162(m) if it determines that such modifications are consistent with the company’s business needs.

EXECUTIVE COMPENSATION

The following table and accompanying notes show for our named executive officers as of December 31, 2017, the aggregate compensation paid, awarded or earned with respect to such persons in 2015, 2016 and 2017.

Summary Compensation Table—Fiscal Years 2015-2017

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)(3)	Stock Awards ($)(2)(3)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)
Arthur M. Coppola	2017	1,000,000	—	11,614,879	—	219,745	12,834,624
Chairman of the Board of Directors and Chief	2016	1,000,000	—	12,299,899	—	238,012	13,537,911
Executive Officer	2015	1,000,000	—	11,999,938	—	200,767	13,200,705
Edward C. Coppola	2017	800,000	—	5,711,901	—	186,597	6,698,498
President	2016	800,000	—	6,239,875	—	139,183	7,179,058
	2015	800,000	—	5,399,859	—	126,080	6,325,939
Thomas E. O’Hern	2017	600,000	—	3,187,914	—	71,588	3,859,502
Senior Executive Vice President, Chief	2016	600,000	—	3,361,110	—	73,097	4,034,207
Financial Officer and Treasurer	2015	550,000	—	2,549,796	—	69,256	3,169,052
Robert D. Perlmutter	2017	600,000	—	3,187,914	—	62,327	3,850,241
Former Senior Executive Vice President and Chief	2016	600,000	—	2,737,465	—	63,197	3,400,662
Operating Officer	2015	500,000	—	2,199,907	—	57,330	2,757,237
Thomas J. Leanse	2017	500,000	—	2,270,900	—	57,884	2,828,784
Former Senior Executive Vice President,	2016	500,000	—	2,612,448	—	45,637	3,158,085
Chief Legal Officer and Secretary	2015	500,000	—	2,449,808	—	45,229	2,995,037

(1)	Includes any amount of salary deferred under our qualified and nonqualified deferred compensation plans. See “Nonqualified Deferred Compensation” table below for more information.

(2)	SEC Reporting of Cash and Equity Awards

In reviewing the Summary Compensation Table, it is important to note that under SEC rules, cash incentive awards are reported in the table for the year that they are earned regardless of when they are paid, while equity awards are reported in the table for the year that they are granted (as determined in accordance with applicable accounting rules) regardless of when they are earned.

(3)	Annual Incentive Reported in Year 2017

As described in the Compensation Discussion and Analysis above, the annual incentive compensation awards for our named executive officers for their 2017 performances were paid in the form of fully-vested LTIP Units on March 2, 2018. Accordingly, the LTIP Unit bonuses granted to these named executive officers for their 2017 performance will be reported in the “Stock Awards” column for 2018.

Annual Incentive Reported in Year 2016

The annual incentive compensation awards for our named executive officers for their 2016 performances were paid in the form of fully-vested LTIP Units on March 3, 2017, and were previously described in the Compensation Discussion and Analysis of our proxy statement filed on April 18, 2017. In accordance with SEC rules, the LTIP Unit bonuses granted to these named executive officers for their 2016 performance are reported in the “Stock Awards” column for 2017. See also footnote (4) below.

Annual Incentive Reported in Year 2015

The annual incentive compensation awards for our named executive officers for their 2015 performance were paid in the form of fully-vested LTIP Units on March 4, 2016 and were previously described in the Compensation Discussion and Analysis of our proxy statement filed on April 15, 2016. In accordance with SEC rules, the LTIP Unit bonuses granted to these named executive officers for their 2015 performance are reported in the “Stock Awards” column for 2016. See also footnote (4) below.

(4)	Stock Awards Reported in Year 2017

The amounts reflected in this column for 2017 relate to performance-based LTIP Units, service-based LTIP Units and fully-vested LTIP Units granted in 2017 under our LTIP and 2003 Incentive Plan. These amounts represent the value at the grant date computed in accordance with FASB ASC Topic 718, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions.

a.	Performance-Based LTIP Units. The aggregate grant date fair values for performance-based LTIP Unit awards based upon the probable outcome of the performance conditions as of the grant date were as follows:

Arthur M. Coppola	$6,749,994
Edward C. Coppola	$2,699,950
Thomas E. O’Hern	$1,499,983
Robert D. Perlmutter	$1,499,983
Thomas J. Leanse	$1,031,218

The maximum aggregate values for performance-based LTIP Unit awards at the grant date assuming that the highest level of performance conditions would be achieved were as follows:

Arthur M. Coppola	$10,141,454
Edward C. Coppola	$4,056,511
Thomas E. O’Hern	$2,253,633
Robert D. Perlmutter	$2,253,633
Thomas J. Leanse	$1,549,342

b.	Service-Based LTIP Units. The grant date fair values for service-based LTIP Unit awards were as follows:

Arthur M. Coppola	$2,249,949
Edward C. Coppola	$899,951
Thomas E. O’Hern	$499,989
Robert D. Perlmutter	$499,989
Thomas J. Leanse	$343,716

c.	Fully-Vested LTIP Units. The grant date fair values for fully-vested LTIP Unit awards, which represent each named executive officer’s annual incentive award earned for 2016 performance, were as follows:

Arthur M. Coppola	$2,614,936
Edward C. Coppola	$2,112,000
Thomas E. O’Hern	$1,187,942
Robert D. Perlmutter	$1,187,942
Thomas J. Leanse	$895,966

Assumptions used in the calculation of these amounts are set forth in footnote 19 to our audited financial statements for the fiscal year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the SEC on February 23, 2018.

Stock Awards Reported in Year 2016

The amounts reflected in this column for 2016 relate to performance-based LTIP Units, service-based LTIP Units and fully-vested LTIP Units granted in 2016 under our LTIP and 2003 Incentive Plan. These amounts represent the value at the grant date computed in accordance with FASB ASC Topic 718, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions.

a.	Performance-Based LTIP Units. The aggregate grant date fair values for the performance-based LTIP Unit awards based upon the probable outcome of the performance conditions as of the grant date were as follows:

Arthur M. Coppola	$6,749,992
Edward C. Coppola	$2,699,965
Thomas E. O’Hern	$1,499,945
Robert D. Perlmutter	$1,124,999
Thomas J. Leanse	$1,031,209

The maximum aggregate values for the performance-based LTIP Unit awards at the grant date assuming that the highest level of performance conditions would be achieved were as follows:

Arthur M. Coppola	$10,214,870
Edward C. Coppola	$4,085,890
Thomas E. O’Hern	$2,269,890
Robert D. Perlmutter	$1,702,478
Thomas J. Leanse	$1,560,545

b.	Service-Based LTIP Units. The grant date fair values for service-based LTIP Unit awards were as follows:

Arthur M. Coppola	$2,249,960
Edward C. Coppola	$899,936
Thomas E. O’Hern	$499,955
Robert D. Perlmutter	$374,966
Thomas J. Leanse	$343,739

c.	Fully-Vested LTIP Units. The grant date fair values for fully-vested LTIP Unit awards, which represent each named executive officer’s annual incentive award earned for 2015 performance, were as follows:

Arthur M. Coppola	$3,299,947
Edward C. Coppola	$2,639,974
Thomas E. O’Hern	$1,361,210
Robert D. Perlmutter	$1,237,500
Thomas J. Leanse	$1,237,500

Assumptions used in the calculation of these amounts are set forth in footnote 18 to our audited financial statements for the fiscal year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the SEC on February 24, 2017.

Stock Awards Reported in Year 2015

The amounts reflected in this column for 2015 relate to two types of performance-based LTIP Units, service-based LTIP Units and fully-vested LTIP Units granted in 2015 under our LTIP and 2003 Incentive Plan. These amounts represent the value at the grant date computed in accordance with FASB ASC Topic 718, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions.

a.	Performance-Based LTIP Units. The aggregate grant date fair values for the two types of performance-based LTIP Unit awards based upon the probable outcome of the performance conditions as of the grant date were as follows:

Arthur M. Coppola	$6,749,961
Edward C. Coppola	$2,249,944
Thomas E. O’Hern	$937,409
Robert D. Perlmutter	$749,982
Thomas J. Leanse	$937,409

The maximum aggregate values for the two types of performance-based LTIP Unit awards at the grant date assuming that the highest level of performance conditions would be achieved were as follows:

Arthur M. Coppola	$12,724,446
Edward C. Coppola	$4,241,399
Thomas E. O’Hern	$1,767,124
Robert D. Perlmutter	$1,413,800
Thomas J. Leanse	$1,767,124

b.	Service-Based LTIP Units. The grant date fair values for service-based LTIP Unit awards were as follows:

Arthur M. Coppola	$2,249,985
Edward C. Coppola	$749,939
Thomas E. O’Hern	$312,454
Robert D. Perlmutter	$249,980
Thomas J. Leanse	$312,454

c.	Fully-Vested LTIP Units. The grant date fair values for fully-vested LTIP Unit awards, which represent each named executive officer’s annual incentive award earned for 2014 performance, were as follows:

Arthur M. Coppola	$2,999,992
Edward C. Coppola	$2,399,976
Thomas E. O’Hern	$1,299,933
Robert D. Perlmutter	$1,199,945
Thomas J. Leanse	$1,199,945

Assumptions used in the calculation of these amounts are set forth in footnote 18 to our audited financial statements for the fiscal year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the SEC on February 23, 2016.

(5)	None of the earnings on the deferred compensation of our named executive officers for 2017 were considered above-market or preferential as determined under SEC rules.

(6)	“All Other Compensation” includes the following components for 2017:

	Matching Contributions under 401(k) Plan $	Matching Contributions under Nonqualified Deferred Compensation Plan $	Life Insurance Premiums $	Other Welfare Benefit Premiums $	Use of Private Aircraft $
Arthur M. Coppola	—	—	3,727	29,098	186,920
Edward C. Coppola	10,800	—	2,973	29,098	143,726
Thomas E. O’Hern	10,800	30,000	1,690	29,098	—
Robert D. Perlmutter	10,800	30,000	1,007	20,520	—
Thomas J. Leanse	10,800	25,000	1,564	20,520	—

Matching Contributions. Amounts shown include matching deferred compensation contributions by our Company as determined by our Board of Directors annually under our nonqualified deferred compensation plan and matching contributions by our Company under our 401(k) Plan. The amount of the matching contributions under these plans is determined in the same manner for all plan participants. See the “Nonqualified Deferred Compensation” table below.

Other Welfare Benefit Premiums. Amounts shown reflect the premiums paid by our Company for medical and disability insurance.

Private Aircraft Use. Amounts shown reflect the incremental cost to our Company of such executive’s personal use of a private aircraft in which our Company owns a fractional interest. The incremental cost is determined by using the amount our Company is billed for such use less the portion reimbursed by the executives and such amount may include: landing fees, parking and flight planning expenses; crew travel expenses; supplies and catering; aircraft fuel and oil expenses; maintenance, parts and external labor (inspections and repairs); engine insurance expenses; position flight costs; and passenger ground transportation. Since the aircraft is used primarily for business travel, our Company does not include the fixed costs that do not change based on usage, such as management fees and acquisition costs.

Grants of Plan-Based Awards—Fiscal 2017

The following table provides information regarding performance-based LTIP Units, service-based LTIP Units and fully-vested LTIP Units granted to our named executive officers in 2017.

Name	Grant Date	Approval Date	Estimated Future Payouts Under Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock and Option Awards ($)(4)
			Threshold (#)	Target (#)	Maximum (#)

Arthur M. Coppola	1/1/2017	12/14/2016	47,672	95,487	143,160	—		6,749,994
	1/1/2017	12/14/2016	—	—	—	31,761	(2)	2,249,949
	3/3/2017	3/3/2017	—	—	—	39,281	(3)	2,614,936
Edward C. Coppola	1/1/2017	12/14/2016	19,068	38,194	57,263	—		2,699,950
	1/1/2017	12/14/2016	—	—	—	12,704	(2)	899,951
	3/3/2017	3/3/2017	—	—	—	31,726	(3)	2,112,000
Thomas E. O’Hern	1/1/2017	12/14/2016	10,593	21,219	31,813	—		1,499,983
	1/1/2017	12/14/2016	—	—	—	7,058	(2)	499,989
	3/3/2017	3/3/2017	—	—	—	17,845	(3)	1,187,942
Robert D. Perlmutter	1/1/2017	12/14/2016	10,593	21,219	31,813	—		1,499,983
	1/1/2017	12/14/2016	—	—	—	7,058	(2)	499,989
	3/3/2017	3/3/2017	—	—	—	17,845	(3)	1,187,942
Thomas J. Leanse	1/1/2017	12/14/2016	7,283	14,587	21,871	—		1,031,218
	1/1/2017	12/14/2016	—	—	—	4,852	(2)	343,716
	3/3/2017	3/3/2017	—	—	—	13,459	(3)	895,966

(1)	Represents awards of performance-based LTIP Units granted under our LTIP and 2003 Incentive Plan as more fully described on pages 36-37 of this Amendment. Performance will be measured on a cumulative basis at the end of the three-year performance period from January 1, 2017 through December 31, 2019. The number of LTIP Units reported under the “Threshold (#)” subcolumn represents the number of LTIP Units that would be awarded if our performance relative to our Equity Peer REITs was at the 25th percentile, which represents the minimum percentile rank that would entitle recipients to awards under the LTIP. The number of LTIP Units reported under the “Target (#)” subcolumn represents the number of LTIP Units that would be awarded if our performance relative to our Equity Peer REITs was at the 50th percentile. The number of LTIP Units reported under the “Maximum (#)” subcolumn represents the number of LTIP Units that would be awarded if our performance relative to our Equity Peer REITs was at or above the 75th percentile.
(2)	Represents awards of service-based LTIP Units granted under our LTIP and 2003 Incentive Plan as more fully described on page 37 of this Amendment.
(3)	Represents awards of fully-vested LTIP Units granted under our LTIP and 2003 Incentive Plan. These awards represent each executive’s bonus under our annual incentive compensation program for 2016 performance and were previously described in the Compensation Discussion and Analysis of our proxy statement filed on April 18, 2017.
(4)	The amounts reflected in this column represent the grant date fair value of these awards computed in accordance with FASB ASC Topic 718 as described in note (4) to the “Summary Compensation Table” above. Assumptions used in the calculation of these amounts are set forth in footnote 19 to our audited financial statements for the fiscal year ended December 31, 2017 included in the Original Filing.

Discussion of Summary Compensation and Grants of Plan-Based Awards Table

Our executive compensation policies and practices, pursuant to which the compensation set forth in the Summary Compensation Table and the Grants of Plan-Based Awards Table was paid, awarded or earned, are generally described under “Compensation Discussion and Analysis” and in the footnotes to the compensation tables. The material terms of our LTIP, pursuant to which LTIP Units are granted, are described below. For a description of our severance and change of control agreements with certain of our named executive officers, see “Potential Payments Upon Termination or Change of Control”.

LTIP Unit Awards

LTIP Units of our Operating Partnership are structured to qualify as “profits interests” for federal income tax purposes. Accordingly, LTIP Units initially do not have full parity, on a per unit basis, with our Operating Partnership’s common OP Units with respect to liquidating distributions. Upon the occurrence of specified events, the LTIP Units can over time achieve full parity with the common OP Units, at which time LTIP Units are convertible, subject to the satisfaction of applicable vesting conditions, on a one-for-one basis into common OP Units. LTIP Units that have been converted into common OP Units and have become vested are redeemable by the holder for shares of Common Stock on a one-for-one basis or the cash value of such shares, at our Company’s election. LTIP Units generally may be subject to performance-based vesting or service-based vesting.

2017 Performance-Based and Service-Based LTIP Units. Our named executive officers were granted LTIP Units effective January 1, 2017, with 75% of the total award consisting of performance-based LTIP Units and 25% consisting of service-based LTIP Units. Service-based awards were granted in 2017 to support the long-term retention of our executives.

a. Performance-Based LTIP Units. Performance-based awards were granted in 2017 to encourage executives to a longer-term perspective and to reward them for creating stockholder value in a pay-for-performance structure. The 2017 performance-based LTIP Units are subject to performance-based vesting over the three-year period from January 1, 2017 through December 31, 2019, with the number of LTIP Units vesting, if any, depending on our relative total stockholder return over the performance period as described below. These LTIP Units are subject to forfeiture to the extent the applicable performance requirements are not achieved. Vesting of the LTIP Units is based on the percentile ranking of our total stockholder return per share of Common Stock relative to our Equity Peer REITs, as measured at the end of the performance period. Total stockholder return will be measured by the compounded total annual return per share achieved by the shares of common stock of our Company or such Equity Peer REIT and assumed reinvestment of all dividends and distributions.

Depending on our total stockholder return relative to the total stockholder return of our Equity Peer REITs, vesting of these LTIP Units will occur in accordance with the schedule below, with linear interpolation between performance levels. Determination of the vesting of our performance-based LTIP Units will occur earlier in the event of a change of control or qualified termination of employment (which generally includes a termination by our Company without cause or by the executive for good reason) based on our performance through the date of such event.

Company Percentile Ranking Relative to the Equity Peer REITs	Percentage of Target LTIP Units That Vest*
Below the 25th	0%
At the 25th	50%
At the 50th	100%
At or above the 75th	150%

*	Linear interpolation between performance levels.

Prior to the vesting of the 2017 performance-based LTIP Units, holders of the 2017 performance-based LTIP Units will be entitled to receive per unit distributions equal to 10% of the regular periodic distributions payable on a common OP Unit, but will not be entitled to receive any special distributions. Distributions on vested LTIP Units are equal in amount to the regular distributions paid on an equal number of common OP Units, which are equal in amount to the dividends paid on an equal number of shares of Common Stock.

b. Service-Based LTIP Units. Service-based awards were granted in 2017 to support the long-term retention of our executives. The 2017 service-based LTIP Units vest in equal annual installments over a three-year period. Vesting is conditioned upon the executive remaining an employee of our Company through the applicable vesting dates, and subject to acceleration of vesting in the event of a change of control of our Company or the executive’s death or disability. Following the termination of the executive’s service relationship with our Company under specified circumstances, including termination by our Company without cause, or by the executive for good reason, his service-based LTIP Units will continue to vest in accordance with the vesting schedule.

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

2018 Performance-Based and Service-Based LTIP Units. The Committee continued the LTIP program for 2018 and awarded LTIP Units to our named executive officers, with 75% of the total award consisting of performance-based LTIP Units and 25% consisting of service-based LTIP Units. The performance period for the 2018 performance-based LTIP Unit awards is January 1, 2018 through December 31, 2020. For purposes of determining the vesting of the performance-based LTIP Units, the Equity Peer REITs will continue to be the peer group. The number of 2018 performance-based LTIP Units that will vest will depend solely on our relative TSR versus the peer group.

Outstanding Equity Awards at December 31, 2017

The following table provides information on the holdings of our named executive officers of SARs, stock options, service-based LTIP Units and performance-based LTIP Units as of December 31, 2017.

	Option Awards(1)							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(5)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(6)
Arthur M. Coppola	107,679	(1)	—	—	53.947	(1)	3/7/2018	30,469	2,001,204	99,447	6,531,679
Edward C. Coppola	76,508	(1)	—	—	53.947	(1)	3/7/2018	12,188	800,508	39,778	2,612,619
Thomas E. O’Hern	—		—	—	—		—	6,772	444,785	22,098	1,451,397
Robert D. Perlmutter	—		—	—	—		—	6,255	410,828	19,756	1,297,574
Thomas J. Leanse	10,565	(2)	—	—	56.768	(2)	9/1/2022	4,655	305,740	15,192	997,811

(1)	Represents SAR awards that vested on March 15, 2011 and the number and exercise price reflect certain anti-dilutive adjustments made since the date of grant under our 2003 Incentive Plan.

(2)	Represents Mr. Leanse’s stock option award which has vested and the number and exercise price reflect certain anti-dilutive adjustments made since the grant date under our 2003 Incentive Plan.

(3)	Represents the unvested portion of the 2016 service-based LTIP Units that will vest on December 31, 2018 and the unvested portion of the 2017 service-based LTIP Units that will vest on December 31, 2018 and December 31, 2019.

(4)	Based on a price of $65.68 per unit, which was the closing price on the NYSE of one share of our Common Stock on December 29, 2017, the last trading day of 2017. Assumes that the value of LTIP Units on a per unit basis is equal to the per share value of our Common Stock.

(5)	Represents awards of performance-based LTIP Units granted on January 1, 2016 and January 1, 2017 to our named executive officers under our LTIP and 2003 Incentive Plan. The number of LTIP Units reported in this table represents 60% of the target number of performance-based LTIP Units granted in 2017, which is based on our performance relative to our Equity Peer REITs during 2017 at the 30th percentile and 50% of the target number of performance-based LTIP Units granted in 2016, which is based on our performance relative to our Equity Peer REITs at the 25th percentile, which is the minimum percentile rank that would entitle recipients to awards under the LTIP. As discussed in the “Compensation Discussion and Analysis” above, none of the performance-based LTIP Units granted in 2016 and 60% of the target number of performance-based LTIP Units granted in 2017 would have been earned assuming the performance period ended on December 31, 2017 based on our relative TSR performance through such date.

(6)	The vesting of the 2016 performance-based LTIP Units will be measured on a cumulative basis at the end of the three-year performance period from January 1, 2016 through December 31, 2018 and the 2017 performance-based LTIP Units will be measured on a cumulative basis at the end of the three-year performance period from January 1, 2017 through December 31, 2019. Although these LTIP Units have not vested, for purposes of this table, it is assumed that one performance-based LTIP Unit represents the economic equivalent of one share of Common Stock. The market value is based upon the closing price of our Common Stock on the NYSE on December 29, 2017 (the last trading day of 2017) of $65.68.

Option Exercises and Stock Vested—Fiscal 2017

The following table presents information regarding vesting of LTIP Units during 2017 that were previously granted to the named executive officers. None of the named executive officers exercised option awards during 2017.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)(2)		Value Realized on Vesting ($)(2)
Arthur M. Coppola	—	—	68,155	(3)	4,511,380
Edward C. Coppola	—	—	42,675	(4)	2,831,130
Thomas E. O’Hern	—	—	23,511	(5)	1,560,085
Robert D. Perlmutter	—	—	22,745	(6)	1,509,774
Thomas J. Leanse	—	—	17,745	(7)	1,177,470

(1)	Represents the amounts realized based on the difference between the market price of our stock on the date of exercise and the exercise price.

(2)	This number represents (a) the vesting of service-based LTIP Units on December 29, 2017 and (b) the grant of fully-vested LTIP Units on March 3, 2017, representing the annual incentive compensation award for 2016 performance. An individual, upon the vesting of an equity award, does not receive cash equal to the amount contained in the Value Realized on Vesting column of this table. Instead, the amounts contained in the Value Realized on Vesting column reflect the market value of our Common Stock on the applicable vesting date. For purposes of this table, it is assumed one LTIP Unit represents the economic equivalent of one share of Common Stock. The LTIP Units do not realize their full economic value until certain conditions are met, as described on pages 36-37 of this Amendment, and such conditions have been met for the 2015 and 2016 service-based LTIP Units included in this table.

(3)	This number represents (a) the vesting of 28,874 service-based LTIP Units and (b) the grant of 39,281 fully-vested LTIP Units, representing the annual incentive compensation award for 2016 performance.

(4)	This number represents (a) the vesting of 10,949 service-based LTIP Units and (b) the grant of 31,726 fully-vested LTIP Units, representing the annual incentive compensation award for 2016 performance.

(5)	This number represents (a) the vesting of 5,666 service-based LTIP Units and (b) the grant of 17,845 fully-vested LTIP Units, representing the annual incentive compensation award for 2016 performance.

(6)	This number represents (a) the vesting of 4,900 service-based LTIP Units and (b) the grant of 17,845 fully-vested LTIP Units, representing the annual incentive compensation award for 2016 performance.

(7)	This number represents (a) the vesting of 4,286 service-based LTIP Units and (b) the grant of 13,459 fully-vested LTIP Units, representing the annual incentive compensation award for 2016 performance.

Nonqualified Deferred Compensation—Fiscal 2017

Certain of our named executive officers participate or participated in our 2005 Deferred Compensation Plan for Senior Executives, which was amended and restated as our 2013 Deferred Compensation Plan, effective January 1, 2013, referred to as our “Deferred Compensation Plan,” which also includes certain amounts deferred prior to 2005 under a predecessor plan. The following table provides information with respect to our named executive officers for the Deferred Compensation Plan for the fiscal year 2017.

Name	Executive Contributions in 2017 ($)(1)	Registrant Contributions in 2017 ($)(2)	Aggregate Earnings in 2017 ($)(3)	Aggregate Withdrawals/ Distributions during 2017 ($)	Aggregate Balance at 12/31/17 ($)(4)
Arthur M. Coppola	—	—	—	—	—
Edward C. Coppola	—	—	71,429	—	500,533
Thomas E. O’Hern	120,000	30,000	486,682	—	2,885,066
Robert D. Perlmutter	120,000	30,000	52,474	—	1,152,476
Thomas J. Leanse	100,000	25,000	98,738	—	798,589

(1)	The amounts in this column are included in the “Salary” column of the Summary Compensation Table.

(2)	Our Company’s contributions to the Deferred Compensation Plan are included in the “All Other Compensation” column of the Summary Compensation Table.

(3)	None of the earnings set forth in this column are considered above-market or preferential as determined under SEC rules, and, therefore, none of such amounts are reflected in the Summary Compensation Table.

(4)	The balances shown represent compensation already reported in the “Summary Compensation Table” in this Amendment and prior-year proxy statements, except for any earnings that were not above-market or preferential as determined under SEC rules.

Description of Our Deferred Compensation Plan

As of December 31, 2017, Messrs. E. Coppola, O’Hern, Perlmutter and Leanse had account balances under our Deferred Compensation Plan. Under the Deferred Compensation Plan, our key executives who satisfy certain eligibility requirements may make annual irrevocable elections to defer a specified portion of their base salary and bonus to be earned during the following calendar year. Deferral of amounts earned in 2017 by participants were limited to 85% of base salary and 85% of bonus. Our Company will credit an amount equal to the compensation deferred by a participant to that participant’s deferral account under the Deferred Compensation Plan. In addition, our Company may credit matching amounts to an account established for each participant in an amount equal to a percentage, established by our Company in its sole discretion prior to the beginning of the plan year, of the amount of compensation deferred by each participant under the plan. For 2017, our Company matched 25% of the amount of salary and bonus deferred by a participant up to a limit of 5% of the participant’s total salary and bonus.

Account balances under the Deferred Compensation Plan will be credited with income, gains and losses based on the performance of investment funds selected by the participant from a list of funds designated by our Company. The amounts credited to participants’ deferred accounts and Company matching accounts are at all times 100% vested. Participants will be eligible to receive distributions of the amounts credited to their accounts, at up to six different times that they may specify, in a lump sum or installments pursuant to elections made under the rules of the Deferred Compensation Plan. Changes to these elections under the plan may be made under limited circumstances. Under the Deferred Compensation Plan, key employees who have elected a payment at termination of employment must generally wait six months after termination, other than as a result of death, to receive a distribution. Our Company is contributing assets to a trust, which assets remain subject to the claims of our Company’s general creditors, to provide a source of funds for payment of our Company’s obligations under the Deferred Compensation Plan. Employees who are eligible to participate in the Deferred Compensation Plan may also be eligible for life insurance coverage in an amount equal to two times their annual salaries.

Potential Payments Upon Termination or Change of Control

The following section describes potential payments and benefits to our named executive officers under our current compensation and benefit plans and arrangements had a termination of employment or a change of control of our Company occurred on December 31, 2017.

On November 2, 2017, we adopted the Change in Control Severance Pay Plan for Senior Executives (the “Severance Plan”) which provides for the payment and benefits set forth below upon a qualifying termination of employment following a change in control. We also entered into a management continuity agreement with Mr. Leanse in connection with his hire.

In addition, our 2003 Incentive Plan contains provisions regarding the acceleration of vesting and modification of equity awards. The Compensation Committee is authorized to accelerate the vesting of and modify outstanding awards as well as authorize discretionary severance payments to our named executive officers upon termination. None of our named executive officers, other than Mr. O’Hern, has an employment agreement with our Company.

Regardless of the manner in which a named executive officer’s employment terminates, he is entitled to receive all accrued, vested or earned but deferred compensation and benefits during his term of employment. The information below sets forth the additional payments and/or benefits to our named executive officers under the specified circumstances.

Change in Control Severance Pay Plan for Senior Executives

Under the Severance Plan, in the event that the employment of any of the named executive officers is terminated by us other than for “cause” (as defined in the Severance Plan) or due to the executive’s death or “total disability” (as defined in the Severance Plan) or by the executive for “good reason” (as defined in the Severance Plan), in each case upon or within 24 months following a change in control, the named executive officer will be entitled to the following: (i) a lump sum payment equal to three times the sum of (A) the higher of the executive’s annual base salary as of the date of termination or the date of the change in control and (B) the average annual incentive bonus award to the executive in respect of the immediately preceding three fiscal years, (ii) a pro-rated portion of the executive’s target annual incentive bonus for the year of termination, payable in a lump sum, (iii) outplacement services pursuant to the Company’s outplacement services plan for a period of 12 months following termination and (iv) a lump sum payment equal to the product of (A) the total amount of COBRA continuation monthly premium rate that would have otherwise been payable by the executive for COBRA continuation for medical, vision and dental coverage for the executive and his eligible dependents and (B) 36. The Severance Plan does not provide for an excise tax gross-up payment to any eligible participant. Instead, if any payment by our Company would subject an executive to the excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended, such payments shall be reduced or the full amount of such payments shall be made, whichever leaves the executive in the best net after-tax position. Receipt of the payments and benefits set forth above is subject to the execution and effectiveness of a general release of claims in favor of the Company and its affiliates.

Offer Letter with Mr. O’Hern

Our Company entered into an offer letter with Mr. O’Hern on April 26, 2018 which provides for certain benefits upon a qualifying termination of employment, which are described above in the Compensation Discussion and Analysis under “Offer Letter with Mr. O’Hern.”

Management Continuity Agreement

Our Company entered into a management continuity agreement with Mr. Leanse in connection with his hiring as our Senior Executive Vice President, Chief Legal Officer and Secretary, effective January 1, 2013, which provided that if, within two years following a change of control (as defined in the management continuity agreement), his employment is terminated (i) by us for no reason or any reason other than for cause (as defined in the management continuity agreement) or by reason of death or disability (as defined in the management continuity agreement) or (ii) by Mr. Leanse for good reason (as defined in the management continuity agreement), he would have been entitled to receive an amount equal to three times the sum of (i) his base salary; and (ii) the amount of the cash and stock/unit portion of his annual incentive bonus awarded for performance for the fiscal year immediately preceding his termination date (including any supplemental or special cash and/or stock bonus awarded to him for the applicable year) or, if the annual incentive bonus had not yet been awarded for that fiscal year, the amount of his annual incentive bonus awarded for performance for the second fiscal year immediately preceding his termination date.

In addition, Mr. Leanse would have been entitled to receive all accrued obligations, including a pro rata share of his bonus amount for the year in which the termination occurred. We would also have generally continued welfare benefits for Mr. Leanse and his family at least equal to, and at the same after-tax cost to him and/or his family, as those that would have been provided to them in accordance with the plans, programs, practices and policies as in effect immediately prior to the change of control, generally until up to the third anniversary of the termination date (subject to earlier termination if the executive becomes eligible for health coverage under another employer’s plans).

Upon a change of control, any shares of restricted stock, stock units or service-based LTIP Units held by Mr. Leanse that remained unvested would have immediately vested, any unvested stock options or SARs held by him would have vested in full and been immediately exercisable and any outstanding performance-based LTIP Units would have vested as provided in the applicable award agreement. See “Discussion of Summary Compensation and Grants of Plan-Based Awards Table—LTIP Unit Awards.” Any such stock options or SARs would have remained exercisable for a period at least until the first to occur of (1) the expiration of the full term of the option or SAR and (2) one year after the date on which the change of control occurs.

Mr. Leanse’s management continuity agreement did not provide for an excise tax gross-up payment. Instead, if any payment by our Company would have subjected Mr. Leanse to an excise tax, the payments under his management continuity agreement would have been reduced if the selected accounting firm determined that he would have received greater net after tax aggregate payments if his payments under his management continuity agreement were so reduced.

Under the management continuity agreement, Mr. Leanse agreed to certain covenants, including confidentiality in perpetuity and non-solicitation of employees for two years after the termination date. Mr. Leanse retired from our Company effective February 28, 2018.

Treatment of Equity Awards Upon Termination or Change in Control

Upon a Termination of Employment by the Company for Cause

If a named executive officer’s employment is terminated with cause, he will forfeit all unvested equity awards as of the termination date.

Upon a Termination of Employment by the Company Without Cause

If a named executive officer’s employment is terminated for any reason, other than (i) by death, disability, resignation or retirement of such officer or (ii) by termination with cause,

•	except as provided below, his equity awards that have not vested as of such termination date will be forfeited,

•	he will have three months (or such other period in the Compensation Committee’s discretion) from the termination date to exercise vested options and SARs, subject to specified limitations,

•	his unvested performance-based LTIP Units will be eligible to vest based on performance through the executive’s termination date (this will also occur if the executive terminates his employment for good reason), and

•	his unvested service-based LTIP Units will continue to vest in accordance with the vesting schedule (this will also occur if the executive terminates his employment for good reason).

Upon Resignation by the Named Executive Officer

In the event of the resignation of a named executive officer,

•	his equity awards that have not vested as of such termination date will be forfeited, and

•	he will have three months (or such other period in the Compensation Committee’s discretion) from the termination date to exercise vested options and SARs, subject to specified limitations.

Upon Retirement

In the event of the retirement of a named executive officer,

•	under our current retirement policy and except as provided below, all outstanding equity awards will continue to vest in accordance with the vesting schedule originally set forth in his award agreement provided the named executive officer retires at age 55 or older, has at least five years of service with our Company and has not been directly or indirectly employed by a competitor at any time after his retirement,

•	if a named executive officer does not meet the requirements for retirement under our current retirement policy, and the Compensation Committee does not otherwise provide,

•	his equity awards that have not vested as of his retirement date will be forfeited,

•	he will have 12 months from his retirement date to exercise vested options and SARs, subject to specified limitations, and

•	he will forfeit all unvested performance-based and service-based LTIP Units, unless the Compensation Committee determines in its sole discretion to provide for vesting of some or all such LTIP Units.

Upon Death or Disability

In the event of death or disability of a named executive officer while employed,

•	his benefits under our long-term disability plan or payments under our life insurance plan(s), as appropriate, will be distributed,

•	except as provided below, his unvested equity awards will immediately vest,

•	his unvested performance-based LTIP Units will be eligible to vest based on performance through the executive’s date of death or disability, and

•	his vested stock options or SARs may be exercised for 12 months after the date of his disability or death.

Termination/Change of Control Payments Table

The following table provides the potential payments and benefits to the named executive officers, upon termination of employment or a change in control, assuming such event occurred on December 31, 2017. These numbers do not reflect the actual amounts that may be paid to such persons, which will only be known at the time that they become eligible for payment and will only be payable if the specified event occurs.

Items Not Reflected in Table

The following items are not reflected in the table set forth below:

•	Accrued salary, bonus, personal time and vacation.

•	Costs of COBRA or any other mandated governmental assistance program to former employees.

•	Welfare benefits, including life insurance, provided to all salaried employees.

•	Amounts outstanding under our 401(k) plan or any deferred compensation plan. There are no special or enhanced benefits under these plans for our named executive officers, and all of such participating officers are fully vested in these plans. See “Nonqualified Deferred Compensation” table.

Other Notes Applicable to the Table

•	For the accelerated vesting of the unvested service-based LTIP Units, the table reflects the intrinsic value of such acceleration. The value for each unvested LTIP Unit is $65.68, which represents the closing price of our Common Stock on the NYSE on December 29, 2017, the last trading day of 2017.

•	For the accelerated vesting of Mr. Leanse’s unvested stock options, the table reflects the intrinsic value of such acceleration. The value for each unvested stock option is the amount by which the closing price of our Common Stock on the NYSE on December 29, 2017 ($65.68) exceeded the exercise price of the option ($56.768).

•	Life insurance amounts only reflect policies paid for by our Company and in effect on December 31, 2017.

•	The table assumes that a “disability” is of a long-term nature, which triggers vesting of unvested equity awards and the accelerated vesting determination of any unvested performance-based LTIP Units.

•	Messrs. A. Coppola and E. Coppola also have death benefit coverage under a split-dollar life insurance policy. No premiums have been paid by our Company under this policy since July 30, 2002. At the time of their death, the total premiums our Company previously paid for the policies will be recovered and the remaining death benefits will be paid to their designated beneficiaries.

•	The “Termination without cause” and “Change in Control/Termination” rows in the following table include a termination by our Company without cause and a termination for good reason by the named executive officer.

•	The amounts shown are only estimates of the amounts that would be payable to the executives upon termination of employment and do not reflect tax positions we may take or the accounting treatment of such payments. Actual amounts to be paid can only be determined at the time of separation.

Termination/Change in Control Payments

	Cash Severance ($)	Miscellaneous Benefits ($)		Service-Based Awards ($)		Life Insurance Proceeds ($)	Total ($)
Arthur M. Coppola
Termination with cause	—	—		—		—	—
Termination without cause	—	—		2,001,204	(2)	—	2,001,204
Resignation	—	—		—		—	—
Retirement	—	—		—		—	—
Death	—	—		2,001,204	(3)	2,000,000	4,001,204
Disability	—		(1)	2,001,204	(3)	—	2,001,204
Change in control	—	—		2,001,204	(3)	—	2,001,204
Change in control/Termination	13,914,875	87,294	(4)	2,001,204	(3)	—	16,003,373
Edward C. Coppola
Termination with cause	—	—		—		—	—
Termination without cause	—	—		800,508	(2)	—	800,508
Resignation	—	—		—		—	—
Retirement	—	—		—		—	—
Death	—	—		800,508	(3)	1,600,000	2,400,508
Disability	—		(1)	800,508	(3)	—	800,508
Change in control	—	—		800,508	(3)	—	800,508
Change in control/Termination	11,151,950	87,294	(4)	800,508	(3)	—	12,039,752
Thomas E. O’Hern
Termination with cause	—	—		—		—	—
Termination without cause	—	—		444,785	(2)	—	444,785
Resignation	—	—		—		—	—
Retirement	—	—		—		—	—
Death	—	—		444,785	(3)	1,200,000	1,644,785
Disability	—		(1)	444,785	(3)	—	444,785
Change in control	—	—		444,785	(3)	—	444,785
Change in control/Termination	6,549,085	87,294	(4)	444,785	(3)	—	7,081,164
Robert D. Perlmutter
Termination with cause	—	—		—		—	—
Termination without cause	—	—		410,828	(2)	—	410,828
Resignation	—	—		—		—	—
Retirement	—	—		—		—	—
Death	—	—		410,828	(3)	1,200,000	1,610,828
Disability	—		(1)	410,828	(3)	—	410,828
Change in control	—	—		410,828	(3)	—	410,828
Change in control/Termination	6,325,387	61,560	(4)	410,828	(3)	—	6,797,775
Thomas J. Leanse
Termination with cause	—	—		—		—	—
Termination without cause	—	—		305,740	(2)	—	305,740
Resignation	—	—		—		—	—
Retirement	—	—		—		—	—
Death	—	—		305,740	(5)	1,000,000	1,305,740
Disability	—		(1)	305,740	(5)	—	305,740
Change in control	—	—		305,740	(5)	—	305,740
Change in control/Termination	4,805,101	66,252	(4)	305,740	(5)	—	5,177,093

(1)	Upon disability, the executive officer will generally receive up to $25,000 monthly until his return to employment.
(2)	Amount reflects the vesting of service-based LTIP Units. The executive officer’s unvested service-based LTIP Units will continue to vest in accordance with the vesting schedule upon a termination without cause or if the executive officer terminates his employment for good reason.
(3)	Amount represents the vesting of service-based LTIP Units.
(4)	Amount represents the estimated value of continuing welfare benefits for 36 months after December 31, 2017.
(5)	Amount represents the vesting of service-based LTIP Units and stock options.

Compensation Committee Interlocks and Insider Participation

Messrs. Hash and Soboroff and Ms. Stephen each served as a member of the Compensation Committee during 2017. No member of the Compensation Committee is a past or present officer or employee of our Company or had any relationship with us requiring disclosure under SEC rules requiring disclosure of certain transactions with related persons. In addition, none of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officer of which served as a director or member of the Compensation Committee during 2017.

CEO Compensation Pay Ratio

In August 2015, pursuant to a mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the SEC adopted a rule requiring annual disclosure of the ratio of the median employee’s annual total compensation to the total annual compensation of the CEO. We believe that executive pay should be internally consistent and equitable to motivate our employees to create stockholder value. The annual total compensation for 2017 for Mr. A. Coppola, our CEO, was $12,834,624 as reported under the heading “Summary Compensation Table.” Our median employee’s total compensation for 2017 was $75,369. As a result, we estimate that Mr. A. Coppola’s 2017 total compensation was approximately 170 times that of our median employee.

Our CEO to median employee pay ratio was calculated in accordance with Item 402(u) of Regulation S-K. We identified the median employee by examining 2017 total compensation consisting of base salary, annual bonus amounts, stock-based compensation (based on the grant date fair value of awards during 2017) and other incentive payments for all full-time, part-time, seasonal and hourly employees who were employed by the Company on December 31, 2017, other than our CEO. After identifying the median employee based on 2017 total compensation, we calculated annual total compensation for such employee using the same methodology we use for our named executive officers as set forth in the “Total” column in the Summary Compensation Table.

The pay ratio reported above is a reasonable estimate calculated in a manner consistent with SEC rules, based on our internal records and the methodology described above. The SEC rules for identifying the median compensated employee allow companies to adopt a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. Accordingly, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may use different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

Our Company currently maintains two equity compensation plans for the granting of equity awards to directors, officers and employees: our 2003 Incentive Plan and our Director Phantom Stock Plan. Our Company also maintains our Employee Stock Purchase Plan (“ESPP”). Except as described in footnote 4 to the table, each of these plans has been approved by our Company’s stockholders.

The following table sets forth, for each of our Company’s equity compensation plans, the number of shares of Common Stock subject to outstanding awards, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of December 31, 2017.

Plan category	Number of shares of Common Stock to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of shares of Common Stock remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by stockholders	3,740,995	(2)	$53.96	6,626,785	(3)
Equity compensation plans not approved by stockholders(4)	80,245		—	169,755	(5)

Total	3,821,240		$53.96	6,796,540

(1)	These weighted-average exercise prices do not reflect the shares that will be issued upon the payment of outstanding stock units, OP Units or LTIP Units.

(2)	Includes (a) 235,439 outstanding options and SARs with a weighted average exercise price of $53.83 and a weighted average term to expiration of 0.24 years and (b) 151,355 unvested RSUs. Also includes 3,304,355 LTIP Units (of which 636,632 were unvested and 2,667,723 were vested) which may be redeemed for shares under our 2003 Incentive Plan, and 49,846 fully vested shares subject to stock units credited under our Director Phantom Stock Plan. This number of shares is presented before giving effect to the shares that will be purchased under our ESPP for the purchase period ending May 31, 2018.

(3)	Of these shares, 6,176,479 were available for options, SARs, restricted stock, stock units, stock bonuses, performance-based awards, dividend equivalent rights and OP Units or other units convertible into or exchangeable for Common Stock under our 2003 Incentive Plan and 450,306 were available for issuance under our ESPP.

(4)	In February 2010, our Board of Directors approved an amendment to our Director Phantom Stock Plan to increase the number of shares of Common Stock that may be issued pursuant to the plan. In accordance with applicable NYSE listing rules, this share increase was not required to be approved by our stockholders because the shares of Common Stock issued under the plan are issued solely in payment of deferred compensation in accordance with the terms of the plan.

(5)	These shares were available for the issuance of stock units under our Director Phantom Stock Plan. See “Compensation of Non-Employee Directors” on page 12 of this Amendment for a description of our Director Phantom Stock Plan.

Director Stock Ownership

The following table sets forth certain stock ownership information with respect to each of our directors based on information furnished by each director. The following information is as of March 23, 2018, unless otherwise specified.

Name	Amount and Nature of Beneficial Ownership of Common Stock and OP Units(1)		Percent of Common Stock(2)	Amount and Nature of Beneficial Ownership of OP Units(1)(3)		Percent of Common Stock(2)
Peggy Alford	—	(4)	*	—		*
John H. Alschuler	—	(5)	*	—		*
Arthur M. Coppola(6)	2,770,512	(7)(8)	1.93%	2,664,450	(9)	1.86%
Edward C. Coppola(6)	1,944,679	(10)(11)	1.36%	1,633,272	(12)	1.15%
Steven R. Hash	1,888	(13)	*	—		*
Diana M. Laing	12,479	(14)	*	—		*
Mason G. Ross	8,951	(15)	*	—		*
Steven L. Soboroff	22	(16)	*	—		*
Andrea M. Stephen	8,348	(17)	*	—		*
John M. Sullivan	—		*	—		*

*	The percentage of shares beneficially owned by this director does not exceed one percent of our outstanding shares of Common Stock.

(1)	Except as provided under applicable state marital property laws or as otherwise noted, each individual in the table above has sole voting and investment power over the shares of Common Stock and/or OP Units (as defined in Note 3 below) listed.

(2)	Assumes that all OP Units and LTIP Units (as defined in Note 3) held by the person are redeemed for shares of Common Stock (assuming, in the case of any LTIP Units, they have first been converted into OP Units) and that none of our OP Units or LTIP Units held by other persons are redeemed for or converted into shares of Common Stock.

(3)	Our Company is the sole general partner of, and owns an aggregate of approximately 93% of the ownership interests referred to as “OP Units” in, The Macerich Partnership, L.P. or our “Operating Partnership.” Our Operating Partnership holds directly or indirectly substantially all of our interests in our regional shopping centers and our community/power shopping centers (the “Centers”). Our Company conducts all of its business through our Operating Partnership, the property partnerships, corporations and limited liability companies that own title to our Centers and various management companies. In connection with our formation as well as subsequent acquisitions of certain Centers, OP Units were issued to certain persons in connection with the transfer of their interests in such Centers. The OP Units are redeemable at the election of the holder and our Company may redeem them for cash or shares of Common Stock on a one-for-one basis (subject to anti-dilution provisions), at the Company’s election.

Our Long Term Incentive Plan or “LTIP” allows for the issuance of limited partnership units in the form of a class of units of our Operating Partnership referred to as “LTIP Units,” as more fully described on pages 36-37 of this Amendment. LTIP Units may be performance-based, service-based or fully-vested. Upon the occurrence of specified events, any vested LTIP Units can over time achieve full parity with the common OP Units of our Operating Partnership at which time LTIP Units are convertible, subject to the satisfaction of applicable vesting conditions, on a one-for-one basis into common OP Units.

(4)	Ms. Alford joined our Board on March 29, 2018 and received 2,066 stock units that will vest after May 22, 2018 under our Amended and Restated 2003 Equity Incentive Plan as currently in effect (“2003 Incentive Plan”) and has 1,005 phantom stock units credited under the terms of our Eligible Directors’ Deferred Compensation/Phantom Stock Plan referred to as our “Director Phantom Stock Plan,” the vesting and terms of which are described under “Compensation of Non-Employee Directors”. Stock units, including the stock units issued under our Director Phantom Stock Plan, are payable solely in shares of Common Stock, do not represent outstanding shares, do not have voting rights and are non-transferrable.

(5)	Mr. Alschuler has 3,765 vested stock units, 307 stock units credited as dividend equivalents and 2,117 stock units that will vest after May 22, 2018 under our 2003 Incentive Plan and 4,172 phantom stock units credited under the terms of our Director Phantom Stock Plan.

(6)	Arthur Coppola and Edward Coppola are brothers.

(7)	Includes 488 shares held by Mr. A. Coppola as custodian for his minor child and 1,764,055 OP Units that are held by family limited liability companies of which Mr. A. Coppola is the sole manager.

(8)	Includes 98,066 vested LTIP Units and 64,726 service-based LTIP Units that will vest after May 22, 2018. In addition to the securities disclosed in the above table, Mr. A. Coppola has 422,193 unvested performance-based LTIP Units.

(9)	Includes 1,764,055 OP Units that are held by family limited liability companies of which Mr. A. Coppola is the sole manager, 98,066 vested LTIP Units and 64,726 service-based LTIP Units that will vest after May 22, 2018. In addition to the securities disclosed in the above table, Mr. A. Coppola has 422,193 unvested performance-based LTIP Units.

(10)	Includes 5,993 shares of Common Stock held for Mr. E. Coppola under our 401(k)/Profit Sharing Plan. Also includes 39,969 shares held by a family limited partnership of which Mr. E. Coppola has sole beneficial ownership, 155,952 OP Units held in a family trust of which Mr. E. Coppola has shared beneficial ownership and 1,800 shares held by Mr. E. Coppola as custodian for his children.

(11)	Includes 64,978 vested LTIP Units and 25,890 service-based LTIP Units that will vest after May 22, 2018. In addition to the securities disclosed in the above table, Mr. E. Coppola has 168,875 unvested performance-based LTIP Units.

(12)	Includes 155,952 OP Units held in a family trust of which Mr. E. Coppola has shared beneficial ownership, 64,978 vested LTIP Units and 25,890 service-based LTIP Units that will vest after May 22, 2018. In addition to the securities disclosed in the above table, Mr. E. Coppola has 168,875 unvested performance-based LTIP Units.

(13)	In addition to the securities disclosed in the above table, Mr. Hash has 1,877 vested stock units, 94 stock units credited as dividend equivalents and 2,117 stock units that will vest after May 22, 2018 under our 2003 Incentive Plan.

(14)	In addition to the securities disclosed in the above table, Ms. Laing has 6,358 vested stock units, 868 stock units credited as dividend equivalents and 2,117 stock units that will vest after May 22, 2018 under our 2003 Incentive Plan and 34,661 phantom stock units credited under the terms of our Director Phantom Stock Plan.

(15)	In addition to the securities disclosed in the above table, Mr. Ross has 4,812 vested stock units, 544 stock units credited as dividend equivalents and 2,117 stock units that will vest after May 22, 2018 under our 2003 Incentive Plan and 11,982 phantom stock units credited under the terms of our Director Phantom Stock Plan.

(16)	In addition to the securities disclosed in the above table, Mr. Soboroff has 6,836 vested stock units, 983 stock units credited as dividend equivalents and 2,117 stock units that will vest after May 22, 2018 under our 2003 Incentive Plan.

(17)	In addition to the securities disclosed in the above table, Ms. Stephen has 1,877 vested stock units, 94 stock units credited as dividend equivalents and 2,117 stock units that will vest after May 22, 2018 under our 2003 Incentive Plan and 10,151 phantom stock units credited under the terms of our Director Phantom Stock Plan.

Executive Officer Stock Ownership

The following table sets forth, as of March 23, 2018, the number of shares of our Common Stock and OP Units beneficially owned by each of the executive officers named in the Summary Compensation Table on page 30 of this Amendment, whom we refer to as our “named executive officers.”

Name	Amount and Nature of Beneficial Ownership of Common Stock and OP Units(1)		Percent of Common Stock(2)	Amount and Nature of Beneficial Ownership of OP Units(1)		Percent of Common Stock(2)
Arthur M. Coppola	2,770,512	(3)(4)	1.93%	2,664,450	(5)	1.86%
Edward C. Coppola	1,944,679	(6)(7)	1.36%	1,633,272	(8)	1.15%
Thomas E. O’Hern	270,736	(9)	*	214,319	(10)	*
Robert D. Perlmutter	166,188	(11)	*	137,049	(11)	*
Thomas J. Leanse	148,875	(12)	*	138,310	(13)	*

*	The percentage of shares beneficially owned by this executive officer does not exceed one percent of our outstanding shares of Common Stock.

(1)	Except as provided under applicable state marital property laws or as otherwise noted, each individual in the table above has sole voting and investment power over the shares of Common Stock and/or OP Units listed.

(2)	Assumes that all OP Units and LTIP Units held by the person are redeemed for shares of Common Stock (assuming, in the case of any LTIP Units, they have first been converted into OP Units) and that none of our OP Units or LTIP Units held by other persons are redeemed for or converted into shares of Common Stock.

(3)	Includes 488 shares held by Mr. A. Coppola as custodian for his minor child and 1,764,055 OP Units that are held by family limited liability companies of which Mr. A. Coppola is the sole manager.

(4)	Includes 98,066 vested LTIP Units and 64,726 service-based LTIP Units that will vest after May 22, 2018. In addition to the securities disclosed in the above table, Mr. A. Coppola has 422,193 unvested performance-based LTIP Units.

(5)	Includes 1,764,055 OP Units that are held by family limited liability companies of which Mr. A. Coppola is the sole manager, 98,066 vested LTIP Units and 64,726 service-based LTIP Units that will vest after May 22, 2018. In addition to the securities disclosed in the above table, Mr. A. Coppola has 422,193 unvested performance-based LTIP Units.

(6)	Includes 5,993 shares of Common Stock held for Mr. E. Coppola under our 401(k)/Profit Sharing Plan. Also includes 39,969 shares held by a family limited partnership of which Mr. E. Coppola has sole beneficial ownership, 155,952 OP Units held in a family trust where Mr. E. Coppola has shared beneficial ownership and 1,800 shares held by Mr. E. Coppola as custodian for his children.

(7)	Includes 64,978 vested LTIP Units and 25,890 service-based LTIP Units that will vest after May 22, 2018. In addition to the securities disclosed in the above table, Mr. E. Coppola has 168,875 unvested performance-based LTIP Units.

(8)	Includes 155,952 OP Units held in a family trust of which Mr. E. Coppola has shared beneficial ownership, 64,978 vested LTIP Units and 25,890 service-based LTIP Units that will vest after May 22, 2018. In addition to the securities disclosed in the above table, Mr. E. Coppola has 168,875 unvested performance-based LTIP Units.

(9)	Includes 4,814 shares of Common Stock held for Mr. O’Hern under our 401(k)/Profit Sharing Plan. Also includes 2,982 shares held by Mr. O’Hern as custodian for his children, 2,441 shares Mr. O’Hern holds jointly with two of his sons, 36,971 vested LTIP Units and 14,384 service-based LTIP Units that will vest after May 22, 2018. In addition to the securities disclosed in the above table, Mr. O’Hern has 93,819 unvested performance-based LTIP Units.

(10)	Includes 36,971 vested LTIP Units and 14,384 service-based LTIP Units that will vest after May 22, 2018. In addition to the securities disclosed in the above table, Mr. O’Hern has 93,819 unvested performance-based LTIP Units.

(11)	Includes 86,977 OP Units held in trust by Mr. Perlmutter as trustee, 36,205 vested LTIP Units and 13,867 service-based LTIP Units that will vest after May 22, 2018. In addition to the securities disclosed in the above table, Mr. Perlmutter has 86,787 unvested performance-based LTIP Units.

(12)	Includes 10,565 shares subject to options granted to Mr. Leanse under our 2003 Incentive Plan that are currently exercisable, 29,619 vested LTIP Units and 4,655 service-based LTIP Units that will vest after May 22, 2018. In addition to the securities disclosed in the above table, Mr. Leanse has 41,211 unvested performance-based LTIP Units.

(13)	Includes 29,619 vested LTIP Units and 4,655 service-based LTIP Units that will vest after May 22, 2018. In addition to the securities disclosed in the above table, Mr. Leanse has 41,211 unvested performance-based LTIP Units.

PRINCIPAL STOCKHOLDERS

The following table sets forth information as of March 23, 2018, with respect to the only persons known by our Company to own beneficially more than 5% of our outstanding shares of Common Stock, based solely upon Schedule 13G and Schedule 13D reports filed with the SEC, and the number of shares of Common Stock and OP Units beneficially owned by our directors and executive officers as a group. The number of shares of Common Stock and OP Units beneficially owned by each director is set forth in “Director Stock Ownership” and the number of shares of Common Stock and OP Units beneficially owned by each named executive officer is set forth in “Executive Officer Stock Ownership.”

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Ontario Teachers’ Pension Plan Board (1) 5650 Yonge Street, 3rd Floor Toronto, Ontario M2M 4H5, Canada	23,286,237	16.52%
The Vanguard Group, Inc. (2) 100 Vanguard Boulevard Malvern, Pennsylvania 19355	22,382,637	15.88%
GIC Private Limited (3) 168 Robinson Road, #37-01 Capital Tower Singapore 068912	11,498,874	8.16%
BlackRock, Inc. (4) 55 East 52nd Street New York, New York 10055	11,422,384	8.10%
All directors and executive officers as a group (14 persons) (5) c/o The Macerich Company 401 Wilshire Blvd., Suite 700 Santa Monica, California 90401	5,399,964	3.71%

(1)	The Schedule 13D/A indicates that the reporting entity is a pension plan and has shared voting and dispositive power with respect to 23,286,237 shares. The Schedule 13D/A indicates that 1700480 Ontario Inc., a wholly-owned subsidiary of the reporting entity, may be deemed to share voting and dispositive power with respect to the 23,286,237 shares. The address for 1700480 Ontario Inc. is 20 Queen Street West, 5th Floor, Toronto, Ontario 8M5H 3R4, Canada.

(2)	The Schedule 13G/A indicates that the reporting entity is a registered investment advisor and has sole voting power with respect to 319,806 shares, shared voting power with respect to 189,075 shares, sole dispositive power with respect to 22,034,258 shares and shared dispositive power with respect to 348,379 shares. The Schedule 13G/A indicates that Vanguard Fiduciary Trust Company is the beneficial owner of 124,004 shares as the result of serving as investment manager of collective trust accounts and Vanguard Investments Australia, Ltd. is the beneficial owner of 420,177 shares as a result of serving as investment manager of Australian investment offerings, and each entity is a wholly-owned subsidiary of the reporting entity. In addition, the number of shares reported as beneficially owned by The Vanguard Group, Inc. includes the 8,093,198 shares, representing 5.74% of our outstanding shares of Common Stock, separately reported as beneficially owned by Vanguard Specialized Funds—Vanguard REIT Index Fund on a Schedule 13G/A.

(3)	The Schedule 13G/A indicates that the reporting entity is a fund manager and has sole voting power with respect to 493,078 shares, shared voting power with respect to 123,419 shares, sole dispositive power with respect to 493,078 shares and shared dispositive power with respect to 123,419 shares as the result of managing shares on behalf of its two only clients, the Government of Singapore and the Monetary Authority of Singapore. The Schedule 13G/A indicates 10,882,377 shares, representing 7.72% of our outstanding shares of Common Stock, are owned beneficially by US Shops LLC. GIC Real Estate, Inc., as the result of serving as investment manager, has voting power and dispositive power with respect to such shares. GIC Real Estate, Inc. shares such powers with the reporting entity and GIC Real Estate Private Limited.

(4)	The Schedule 13G/A indicates that the reporting entity is a parent holding company and has sole voting power with respect to 10,251,004 shares and sole dispositive power with respect to 11,422,384 shares, reporting on behalf of the following subsidiaries: BlackRock Life Limited, BlackRock International Limited, BlackRock Advisors, LLC, BlackRock Capital Management, Inc., BlackRock (Netherlands) B.V., BlackRock Institutional Trust Company, National Association, BlackRock Asset Management Ireland Limited, BlackRock Financial Management, Inc., BlackRock Japan Co., Ltd., BlackRock Asset Management Schweiz AG, BlackRock Investment Management, LLC, BlackRock Investment Management (UK) Limited, BlackRock Asset Management Canada Limited, BlackRock (Luxembourg) S.A., BlackRock Investment Management (Australia) Limited, BlackRock Advisors (UK) Limited, BlackRock Fund Advisors, BlackRock Asset Management North Asia Limited, BlackRock (Singapore) Limited and BlackRock Fund Managers Ltd.

(5)	Includes options to purchase shares under our 2003 Incentive Plan which are currently exercisable or become exercisable before May 22, 2018 and certain LTIP Units. See the Notes to the tables on pages 48-51 of this Amendment.

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence

Related Party Transaction Policies and Procedures

The Audit Committee administers our written Related Party Transaction Policies and Procedures. These policies are designed to assist with the proper identification, review and disclosure of related party transactions and apply generally to any transaction, arrangement or relationship, or series of similar transactions, arrangements or relationships, in which our Company or an affiliate is a participant, the amount involved exceeds $120,000 and a related party has a direct or indirect material interest. A related party generally includes any person who is, or was in the last fiscal year, a director, director nominee, executive officer, stockholder of more than 5% of our Common Stock, an immediate family member of any of the foregoing, or an entity in which one of the foregoing serves as an executive officer, general partner, principal or has a 10% or greater beneficial interest to the extent such information is provided to our Company or is otherwise publicly available. Under the policies and procedures, transactions that fall within this definition will be reported to our Chief Legal Officer or Chief Financial Officer and referred to the Audit Committee for approval, ratification or other action. In determining whether to approve or ratify a transaction, the Audit Committee will consider all of the relevant facts and circumstances, including the related party’s interest, the amount involved in the transaction, and whether the transaction has terms no less favorable than those generally available from an unrelated third party. The Audit Committee will approve or ratify such transaction if it determines, in good faith, that under all of the circumstances the transaction is fair to our Company. In addition, any related party transaction previously approved by the Audit Committee or otherwise already existing that is ongoing in nature will be reviewed by the Audit Committee annually to ensure that such transaction has been conducted in accordance with the previous approval granted by the Audit Committee, if any, and remains appropriate.

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

Macerich Management Company employs Mr. A. Coppola’s son-in-law as a Senior Vice President of Leasing. He receives compensation commensurate with his level of experience and other employees having similar responsibilities, and based upon an annual review of his individual performance conducted in the same manner as for all employees. The total compensation and benefits paid to Mr. A. Coppola’s son-in-law for 2017 did not exceed $610,000 and he is not considered an officer under Section 16 of the Exchange Act.

Director Independence

•	Eight of our ten directors are independent under the rules of the NYSE.

•	All of the members of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are independent.

For a director to be considered independent, our Board must determine that the director does not have any material relationship with our Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with our Company). Our Board has established Director Independence Standards to assist it in determining director independence. The Director Independence Standards establish exclusionary standards that conform to the independence requirements of the NYSE Rules and categorical standards that identify permissible immaterial relationships between our directors and our Company. These Director Independence Standards are included in our Guidelines on Corporate Governance which are available at www.macerich.com under “Investors—Corporate Governance.” Our Board has determined that the following eight current non-employee directors do not have any material relationship with our Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with our Company) and each is an independent director under our Director Independence Standards: Messrs. Alschuler, Hash, Ross, Soboroff and Sullivan and Mses. Alford, Laing and Stephen. Our Board also previously determined that Fred S. Hubbell, who resigned from our Board in March 2018, was an independent director under the NYSE Rules and our Director Independence Standards during his service on our Board. Messrs. A. Coppola and E. Coppola are not independent directors under our Director Independence Standards.

Item 14.	Principal Accountant Fees and Services

Principal Accountant Fees and Services

For the years ended December 31, 2017 and 2016, our Company was billed by KPMG LLP for services in the following categories:

Audit Fees. Fees for audit services totaled $3,642,500 in 2017 and $3,815,000 in 2016, including fees associated with the annual audit of our Company and its subsidiaries and affiliates, audit of internal control over financial reporting, the performance of interim reviews of our quarterly unaudited financial information and review of our registration statement and offering documents.

Audit-Related Fees. No fees for audit-related services were paid to KPMG LLP in 2017 or 2016.

Tax Fees. No fees for tax services were paid to KPMG LLP in 2017 or 2016.

All Other Fees. All other fees consist of an annual license fee of $2,000 in each of 2017 and 2016 for use of accounting research software.

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

Audit Services include audit work performed on the financial statements, including audit of the effectiveness of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as well as work that generally only our independent registered public accounting firm can reasonably be expected to provide, including work associated with registration statements under the Securities Act, periodic reports and other SEC documents, statutory or other financial audit work for subsidiaries and consultations surrounding the proper application of financial accounting and/or reporting standards.

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

The Audit Committee pre-approves our independent registered public accounting firm’s services within each category. In 2017, the Audit Committee pre-approved the retention of KPMG LLP to perform various audit and audit-related services for our Company as described above. For each proposed service, our independent registered public accounting firm is generally required to provide documentation at the time of approval to permit the Audit Committee to make a determination whether the provision of such services would impair our independent registered public accounting firm’s independence. The fees are budgeted and the

Audit Committee requires our independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval categories. In those instances, the Audit Committee requires specific pre-approval before engaging our independent registered public accounting firm. The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

3.	Exhibits:

The exhibits listed on the Exhibit Index of the Original Filing and the exhibits listed below are filed with, or incorporated by reference in, this report.

Exhibit Number	Description

31.3*	Section 302 Certification of Arthur M. Coppola, Chief Executive Officer.

31.4*	Section 302 Certification of Thomas E. O’Hern, Chief Financial Officer.

99.1*	Reconciliation of Non-GAAP Measures.

*	Furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2018.

THE MACERICH COMPANY

By	/s/ THOMAS E. O’HERN
Thomas E. O’Hern
Senior Executive Vice President, Chief Financial Officer and Treasurer