Form 10-Q
period 2018-03-31
MACERICH CO
filed 2018-05-07
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
YES ☐       NO ☒
Number of shares outstanding as of May 7, 2018 of the registrant's common stock, par value $0.01 per share: 140,992,474 shares

THE MACERICH COMPANY
FORM 10-Q

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS:
Property, net	$6,908,416	$7,109,230
Assets held for sale	142,611	—
Cash and cash equivalents	118,175	91,038
Restricted cash	49,677	52,067
Tenant and other receivables, net	94,081	112,653
Deferred charges and other assets, net	399,153	449,190
Due from affiliates	84,674	82,162
Investments in unconsolidated joint ventures	1,360,486	1,709,522
Total assets	$9,157,273	$9,605,862
LIABILITIES AND EQUITY:
Mortgage notes payable:
Related parties	$170,311	$171,569
Others	4,075,936	4,066,511
Total	4,246,247	4,238,080
Bank and other notes payable	657,594	932,184
Accounts payable and accrued expenses	67,430	58,412
Other accrued liabilities	285,447	325,701
Distributions in excess of investments in unconsolidated joint ventures	93,879	83,486
Financing arrangement obligation	398,091	—
Total liabilities	5,748,688	5,637,863
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 141,104,587 and 140,993,985 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1,411	1,410
Additional paid-in capital	4,549,748	4,510,489
Accumulated deficit	(1,393,418)	(830,279)
Accumulated other comprehensive income (loss)	19	(42)
Total stockholders' equity	3,157,760	3,681,578
Noncontrolling interests	250,825	286,421
Total equity	3,408,585	3,967,999
Total liabilities and equity	$9,157,273	$9,605,862
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Revenues:
Minimum rents	$142,407	$145,555
Percentage rents	1,884	1,918
Tenant recoveries	68,092	72,412
Other	13,809	15,264
Management Companies	10,542	11,896
Total revenues	236,734	247,045
Expenses:
Shopping center and operating expenses	74,510	75,897
Management Companies' operating expenses	38,323	28,517
REIT general and administrative expenses	8,019	8,463
Depreciation and amortization	79,937	83,073
	200,789	195,950
Interest expense:
Related parties	10,169	2,211
Other	42,466	39,090
	52,635	41,301
Total expenses	253,424	237,251
Equity in income of unconsolidated joint ventures	16,872	15,843
Co-venture expense	—	(3,877)
Income tax benefit	2,949	3,484
(Loss) gain on sale or write down of assets, net	(37,512)	49,565
Net (loss) income	(34,381)	74,809
Less net (loss) income attributable to noncontrolling interests	(808)	5,566
Net (loss) income attributable to the Company	$(33,573)	$69,243
Earnings per common share—attributable to common stockholders:
Basic	$(0.24)	$0.48
Diluted	$(0.24)	$0.48
Weighted average number of common shares outstanding:
Basic	141,024,000	143,596,000
Diluted	141,050,000	143,655,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Net (loss) income	$(34,381)	$74,809
Other comprehensive loss:
Interest rate cap	61	—
Comprehensive (loss) income	(34,320)	74,809
Less net (loss) income attributable to noncontrolling interests	(808)	5,566
Comprehensive (loss) income attributable to the Company	$(33,512)	$69,243
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENT OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2018	140,993,985	$1,410	$4,510,489	$(830,279)	$(42)	$3,681,578	$286,421	$3,967,999
Net loss	—	—	—	(33,573)	—	(33,573)	(808)	(34,381)
Cumulative effect of adoption of ASU 2014-09	—	—	—	(424,859)	—	(424,859)	—	(424,859)
Interest rate cap	—	—	—	—	61	61	—	61
Amortization of share and unit-based plans	109,602	1	13,611	—	—	13,612	—	13,612
Distributions declared ($0.74) per share	—	—	—	(104,707)	—	(104,707)	—	(104,707)
Distributions to noncontrolling interests	—	—	—	—	—	—	(9,075)	(9,075)
Conversion of noncontrolling interests to common shares	1,000	—	—	—	—	—	—	—
Redemption of noncontrolling interests	—	—	(46)	—	—	(46)	(19)	(65)
Adjustment of noncontrolling interests in Operating Partnership	—	—	25,694	—	—	25,694	(25,694)	—
Balance at March 31, 2018	141,104,587	$1,411	$4,549,748	$(1,393,418)	$19	$3,157,760	$250,825	$3,408,585
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(34,381)	$74,809
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale or write down of assets, net	37,512	(49,565)
Depreciation and amortization	81,524	84,551
Amortization of premium on mortgage notes payable	(235)	(926)
Amortization of share and unit-based plans	11,003	13,805
Straight-line rent adjustment	(2,683)	(1,884)
Amortization of above and below-market leases	152	193
Provision for doubtful accounts	1,354	1,318
Income tax benefit	(2,949)	(3,484)
Equity in income of unconsolidated joint ventures	(16,872)	(15,843)
Distributions of income from unconsolidated joint ventures	155	—
Change in fair value of financing arrangement obligation	4,382	—
Co-venture expense	—	3,877
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables	11,699	8,757
Other assets	11,473	12,618
Due from affiliates	(2,512)	(12,015)
Accounts payable and accrued expenses	13,239	4,285
Other accrued liabilities	(17,893)	(17,792)
Net cash provided by operating activities	94,968	102,704
Cash flows from investing activities:
Development, redevelopment, expansion and renovation of properties	(49,242)	(33,013)
Property improvements	(4,968)	(4,350)
Proceeds from repayment of notes receivable	202	212
Deferred leasing costs	(13,384)	(11,267)
Distributions from unconsolidated joint ventures	418,333	114,528
Contributions to unconsolidated joint ventures	(40,990)	(26,593)
Proceeds from sale of assets	1,450	167,649
Net cash provided by investing activities	311,401	207,166

THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands) (Unaudited)
	For the Three Months Ended March 31,
	2018	2017
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	120,000	200,000
Payments on mortgages, bank and other notes payable	(387,643)	(263,927)
Deferred financing costs	(132)	(142)
Stock repurchases	—	(132,550)
Redemption of noncontrolling interests	(65)	(15)
Dividends and distributions	(113,782)	(110,621)
Distributions to co-venture partner	—	(4,302)
Net cash used in financing activities	(381,622)	(311,557)
Net increase (decrease) in cash and cash equivalents	24,747	(1,687)
Cash, cash equivalents and restricted cash, beginning of period	143,105	143,997
Cash, cash equivalents and restricted cash, end of period	$167,852	$142,310
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$46,418	$40,462
Non-cash investing and financing transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$36,286	$24,712
Accrued stock repurchase costs	$—	$8,552
Conversion of Operating Partnership Units to common stock	$—	$638
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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of March 31, 2018, the Company was the sole general partner of and held a 93% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
The Operating Partnership's VIEs included the following assets and liabilities:

	March 31, 2018	December 31, 2017
Assets:
Property, net	$288,521	$288,881
Other assets	59,321	60,586
Total assets	$347,842	$349,467
Liabilities:
Mortgage notes payable	$128,449	$129,436
Other liabilities	74,841	72,705
Total liabilities	$203,290	$202,141
All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
2. Summary of Significant Accounting Policies: (Continued)

The unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for the interim periods have been made. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying consolidated balance sheet as of December 31, 2017 has been derived from the audited financial statements but does not include all disclosures required by GAAP.
Recent Accounting Pronouncements:
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-09, “Revenue From Contracts With Customers (ASC 606)," which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The standard states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While the standard specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. The standard applies to the Company's recognition of management companies and other revenues. The Company's adoption of the standard on January 1, 2018 did not have an impact on the pattern of revenue recognition for management companies and other revenues.
Additionally, under ASC 606, the Company changed its accounting for its joint venture in Chandler Freehold from a co-venture arrangement to a financing arrangement (See Note 11—Financing Arrangement). Upon adoption of the standard on January 1, 2018, the Company replaced its $31,150 distributions in excess of co-venture obligation (See Note 8—Deferred Charges and Other Assets, net) with a financing arrangement obligation of $393,709 on its consolidated balance sheets. This resulted in the recognition of a $424,859 increase in the Company’s accumulated deficit as a cumulative effect adjustment under the modified retrospective method of adoption.
In February 2016, the FASB issued ASU 2016-02, which sets out principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under existing standards, certain of these costs are capitalizable and therefore this new standard may result in certain of these costs being expensed as incurred after adoption. Under the standard, lessees apply a dual approach, classifying leases as either finance or operating leases. A lessee is required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months, regardless of their lease classification. The Company is a lessee on ground leases at certain properties, on certain office space leases and on certain other improvements and equipment. The standard will impact the accounting and disclosure requirements for these leases. The standard is effective for the Company under a modified retrospective approach beginning January 1, 2019. The Company is evaluating the impact of the adoption of this standard on its consolidated financial statements.
On November 17, 2016, the FASB issued ASU 2016-18, “Restricted Cash,” which requires that the statement of cash flows explain the change during a reporting period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. This standard states that transfers between cash, cash equivalents, and restricted cash are not part of the entity’s operating, investing, and financing activities. Therefore, restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. On January 1, 2018, the Company adopted the standard and retrospectively applied the guidance of the standard to the prior period presented, which resulted in an increase of $63 in net cash provided by investing activities on its consolidated statements of cash flows for the three months ended March 31, 2017.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
2. Summary of Significant Accounting Policies: (Continued)

Recent Accounting Pronouncements: (Continued)
The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported on the Company's consolidated balance sheets to the totals shown on its consolidated statements of cash flows:

	For the Three Months Ended March 31,
	2018	2017
Beginning of period
Cash and cash equivalents	$91,038	$94,046
Restricted cash	52,067	49,951
Cash, cash equivalents and restricted cash	$143,105	$143,997
End of period
Cash and cash equivalents	$118,175	$92,296
Restricted cash	49,677	50,014
Cash, cash equivalents and restricted cash	$167,852	$142,310
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
In February 2017, the FASB issued ASU No. 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets,” which clarifies the scope of asset derecognition and adds further guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. The Company has concluded that property sales represent transactions with non-customers. Sales of property generally represent only one performance obligation and are recognized when an enforceable contract is in place, collectability is ensured and control is transferred to the buyer. The Company's adoption of this standard on January 1, 2018 did not have a significant impact on its consolidated financial statements.
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
3. Earnings per Share ("EPS"):

The following table reconciles the numerator and denominator used in the computation of EPS for the three months ended March 31, 2018 and 2017 (shares in thousands):

	For the Three Months Ended March 31,
	2018	2017
Numerator
Net (loss) income	$(34,381)	$74,809
Less net (loss) income attributable to noncontrolling interests	(808)	5,566
Net (loss) income attributable to the Company	(33,573)	69,243
Allocation of earnings to participating securities	(244)	(184)
Numerator for basic and diluted EPS—net income attributable to common stockholders	$(33,817)	$69,059
Denominator
Denominator for basic EPS—weighted average number of common shares outstanding	141,024	143,596
Effect of dilutive securities(1):
Share and unit-based compensation plans	26	59
Denominator for diluted EPS—weighted average number of common shares outstanding	141,050	143,655
EPS—net (loss) income attributable to common stockholders:
Basic	$(0.24)	$0.48
Diluted	$(0.24)	$0.48

(1)
Diluted EPS excludes 90,619 convertible preferred partnership units for the three months ended March 31, 2018 and 2017 as their impact was antidilutive. Diluted EPS excludes 10,291,217 and 10,591,428 Operating Partnership units ("OP Units") for the three months ended March 31, 2018 and 2017, respectively, as their impact was antidilutive.

4. Investments in Unconsolidated Joint Ventures:
The Company has made the following recent investments and dispositions in its unconsolidated joint ventures:
On March 17, 2017, the Company's joint venture in Country Club Plaza sold an office building for $78,000, resulting in a gain on sale of assets of $4,580. The Company's pro rata share of the gain on the sale of assets of $2,290 was included in equity in income from unconsolidated joint ventures. The Company used its share of the proceeds to fund repurchases under the 2017 Stock Buyback Program (See Note 13—Stockholders' Equity).
On September 18, 2017, the Company's joint venture in Fashion District Philadelphia sold its ownership interest in an office building for $61,500, resulting in a gain on sale of assets of $13,078. The Company's pro rata share of the gain on the sale of assets of $6,539 was included in equity in income from unconsolidated joint ventures. The Company used its share of the proceeds to fund repurchases under the 2017 Stock Buyback Program (See Note 13—Stockholders' Equity).
On December 14, 2017, the Company’s joint venture in Westcor/Queen Creek LLC sold land for $30,491, resulting in a gain on sale of assets of $14,853. The Company’s share of the gain on sale was $5,436, which was included in equity in income of unconsolidated joint ventures. The Company used its portion of the proceeds to pay down its line of credit and for general corporate purposes.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

On February 16, 2018, the Company's joint venture in Fashion District Philadelphia sold its ownership interest in an office building for $41,800, resulting in a gain on sale of assets of $5,545. The Company's pro rata share of the gain on the sale of assets of $2,773 was included in equity in income from unconsolidated joint ventures. The Company used its share of the proceeds to pay down its line of credit and for general corporate purposes.
Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	March 31, 2018	December 31, 2017
Assets(1):
Property, net	$8,994,424	$9,052,105
Other assets	602,553	635,838
Total assets	$9,596,977	$9,687,943
Liabilities and partners' capital(1):
Mortgage and other notes payable(2)	$5,979,160	$5,296,594
Other liabilities	388,245	405,052
Company's capital	1,822,298	2,188,057
Outside partners' capital	1,407,274	1,798,240
Total liabilities and partners' capital	$9,596,977	$9,687,943
Investments in unconsolidated joint ventures:
Company's capital	$1,822,298	$2,188,057
Basis adjustment(3)	(555,691)	(562,021)
	$1,266,607	$1,626,036

Assets—Investments in unconsolidated joint ventures	$1,360,486	$1,709,522
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(93,879)	(83,486)
	$1,266,607	$1,626,036

(1)
These amounts include the assets of $3,068,722 and $3,106,105 of Pacific Premier Retail LLC (the "PPR Portfolio") as of March 31, 2018 and December 31, 2017, respectively, and liabilities of $1,864,302 and $1,872,227 of the PPR Portfolio as of March 31, 2018 and December 31, 2017, respectively.

(2)
Included in mortgage and other notes payable are amounts due to an affiliate of Northwestern Mutual Life ("NML") of $704,402 and $482,332 as of March 31, 2018 and December 31, 2017, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates—Broadway Plaza. Interest expense on these borrowings was $4,958 and $3,160 for the three months ended March 31, 2018 and 2017, respectively.

(3)
The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $4,103 and $4,027 for the three months ended March 31, 2018 and 2017, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	PPR Portfolio	Other Joint Ventures	Total
Three Months Ended March 31, 2018
Revenues:
Minimum rents	$32,739	$127,708	$160,447
Percentage rents	432	1,811	2,243
Tenant recoveries	11,400	48,104	59,504
Other	1,017	11,091	12,108
Total revenues	45,588	188,714	234,302
Expenses:
Shopping center and operating expenses	9,681	61,321	71,002
Interest expense	16,726	33,032	49,758
Depreciation and amortization	24,484	62,412	86,896
Total operating expenses	50,891	156,765	207,656
Gain on sale or write down of assets, net	—	970	970
Net (loss) income	$(5,303)	$32,919	$27,616
Company's equity in net (loss) income	$(616)	$17,488	$16,872
Three Months Ended March 31, 2017
Revenues:
Minimum rents	$33,536	$123,503	$157,039
Percentage rents	730	1,738	2,468
Tenant recoveries	11,439	47,915	59,354
Other	1,026	11,511	12,537
Total revenues	46,731	184,667	231,398
Expenses:
Shopping center and operating expenses	9,760	62,195	71,955
Interest expense	16,726	32,279	49,005
Depreciation and amortization	26,275	62,879	89,154
Total operating expenses	52,761	157,353	210,114
(Loss) gain on sale or write down of assets, net	(35)	4,581	4,546
Net (loss) income	$(6,065)	$31,895	$25,830
Company's equity in net (loss) income	$(962)	$16,805	$15,843

Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
5. Derivative Instruments and Hedging Activities:

The Company recorded other comprehensive income related to the marking-to-market of an interest rate cap agreement of $61 for the three months ended March 31, 2018. There were no derivatives outstanding during the three months ended March 31, 2017.
        The following derivative was outstanding at March 31, 2018:

Property	Notional Amount	Product	LIBOR Rate	Maturity	Fair Value
Santa Monica Place	$300,000	Cap	4.00%	12/9/2019	$65
        The above interest rate cap agreement was designated as a hedging instrument with a fair value (Level 2 measurement) of $65 and $11 at March 31, 2018 and December 31, 2017, respectively, was included in deferred charges and other assets, net.
6. Property, net:
Property, net consists of the following:

	March 31, 2018	December 31, 2017
Land	$1,527,460	$1,567,152
Buildings and improvements	6,164,004	6,385,035
Tenant improvements	616,955	620,352
Equipment and furnishings	183,434	187,998
Construction in progress	391,222	366,996
	8,883,075	9,127,533
Less accumulated depreciation	(1,974,659)	(2,018,303)
	$6,908,416	$7,109,230
Depreciation expense was $67,944 and $68,956 for the three months ended March 31, 2018 and 2017, respectively.
The (loss) gain on sale or write down of assets, net was $(37,512) and $49,565 for the three months ended March 31, 2018 and 2017, respectively.
The loss on sale or write down of assets, net for the three months ended March 31, 2018 includes an impairment loss of $36,338 on SouthPark Mall and $1,043 on Promenade at Casa Grande. The impairment losses are due to the reduction of the estimated holding period of the properties. The gain on sale or write down of assets, net for the three months ended March 31, 2017 includes a gain of $59,713 on the sale of Cascade Mall and Northgate Mall (See Note 15—Dispositions) offset in part by a loss of $10,138 on the write down of an investment in non-real estate assets.
The following table summarizes certain of the Company's assets that were measured on a nonrecurring basis as a result of impairment losses recorded for the three months ended March 31, 2018 as described above:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets	Significant Other Unobservable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
2018	$49,000	$—	$49,000	$—
The fair values relating to the impairments were based on sales contracts.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and per square foot amounts)
(Unaudited)

7. Tenant and Other Receivables, net:
Included in tenant and other receivables, net is an allowance for doubtful accounts of $3,139 and $2,786 at March 31, 2018 and December 31, 2017, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $1,373 and $8,711 at March 31, 2018 and December 31, 2017, respectively, and a deferred rent receivable due to straight-line rent adjustments of $64,538 and $61,859 at March 31, 2018 and December 31, 2017, respectively.
8. Deferred Charges and Other Assets, net:
Deferred charges and other assets, net consist of the following:

	March 31, 2018	December 31, 2017
Leasing	$213,550	$232,819
Intangible assets:
In-place lease values	99,339	108,432
Leasing commissions and legal costs	24,830	25,958
Above-market leases	152,270	164,040
Deferred tax assets	31,517	29,006
Deferred compensation plan assets	51,983	52,221
Distributions in excess of co-venture obligation(1)	—	31,150
Other assets	56,313	66,990
	629,802	710,616
Less accumulated amortization(2)	(230,649)	(261,426)
	$399,153	$449,190

(1)	See Note 11—Financing Arrangement.

(2)
Accumulated amortization includes $68,181 and $74,507 relating to in-place lease values, leasing commissions and legal costs at March 31, 2018 and December 31, 2017, respectively. Amortization expense of in-place lease values, leasing commissions and legal costs was $3,835 and $6,004 for the three months ended March 31, 2018 and 2017, respectively.

The allocated values of above-market leases and below-market leases consist of the following:

	March 31, 2018	December 31, 2017
Above-Market Leases
Original allocated value	$152,270	$164,040
Less accumulated amortization	(52,021)	(60,210)
	$100,249	$103,830
Below-Market Leases(1)
Original allocated value	$118,089	$120,573
Less accumulated amortization	(56,029)	(55,489)
	$62,060	$65,084

(1)	Below-market leases are included in other accrued liabilities.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and per square foot amounts)
(Unaudited)

9. Mortgage Notes Payable:
Mortgage notes payable at March 31, 2018 and December 31, 2017 consist of the following:

	Carrying Amount of Mortgage Notes(1)
	March 31, 2018		December 31, 2017
Property Pledged as Collateral	Related Party	Other	Related Party	Other	Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Chandler Fashion Center(5)	$—	$199,920	$—	$199,904	3.77%	$625	2019
Danbury Fair Mall	103,737	103,736	104,599	104,598	5.53%	1,538	2020
Fashion Outlets of Chicago(6)	—	199,379	—	199,298	3.32%	527	2020
Fashion Outlets of Niagara Falls USA	—	111,981	—	112,770	4.89%	727	2020
Freehold Raceway Mall(5)	—	398,088	—	398,050	3.94%	1,300	2029
Fresno Fashion Fair	—	323,311	—	323,261	3.67%	971	2026
Green Acres Commons(7)	—	127,105	—	107,219	4.38%	413	2021
Green Acres Mall	—	289,684	—	291,366	3.61%	1,447	2021
Kings Plaza Shopping Center	—	444,688	—	447,231	3.67%	2,229	2019
Oaks, The	—	195,576	—	196,732	4.14%	1,064	2022
Pacific View	—	123,650	—	124,397	4.08%	668	2022
Queens Center	—	600,000	—	600,000	3.49%	1,744	2025
Santa Monica Place(8)	—	296,550	—	296,366	3.38%	771	2022
SanTan Village Regional Center	—	123,919	—	124,703	3.14%	589	2019
Towne Mall	—	21,053	—	21,161	4.48%	117	2022
Tucson La Encantada	66,574	—	66,970	—	4.23%	368	2022
Victor Valley, Mall of	—	114,631	—	114,617	4.00%	380	2024
Vintage Faire Mall	—	262,403	—	263,818	3.55%	1,256	2026
Westside Pavilion(9)	—	140,262	—	141,020	4.49%	783	2022
	$170,311	$4,075,936	$171,569	$4,066,511

(1)
The mortgage notes payable balances include the unamortized debt premiums. Debt premiums represent the excess of the fair value of debt over the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The loan on Fashion Outlets of Niagara Falls USA had a premium of $2,398 and $2,630 at March 31, 2018 and December 31, 2017, respectively.

The mortgage notes payable also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs were $16,997 and $17,838 at March 31, 2018 and December 31, 2017, respectively.

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

(5)	A 49.9% interest in the loan has been assumed by a third party in connection with the Company's joint venture in Chandler Freehold (See Note 11—Financing Arrangement).

(6)	The loan bears interest at LIBOR plus 1.50%. At March 31, 2018 and December 31, 2017, the total interest rate was 3.32% and 3.02%, respectively.

(7)
On March 1, 2018, the Company borrowed the remaining $20,000 available under the loan agreement on the property. The loan bears interest at LIBOR plus 2.15%. At March 31, 2018 and December 31, 2017, the total interest rate was 4.38% and 4.07%, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
9. Mortgage Notes Payable: (Continued)

(8)	The loan bears interest at LIBOR plus 1.35%. At March 31, 2018 and December 31, 2017, the total interest rate was 3.38% and 3.13%, respectively.

(9)	On March 1, 2018, the Company entered into an agreement to contribute the underlying property into an unconsolidated joint venture (See Note 14—Collaborative Arrangement).
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
Total interest expense capitalized was $4,331 and $2,634 for the three months ended March 31, 2018 and 2017, respectively.
Related party mortgage notes payable are amounts due to an affiliate of NML. See Note 17—Related Party Transactions for interest expense associated with loans from NML.
The estimated fair value (Level 2 measurement) of mortgage notes payable at March 31, 2018 and December 31, 2017 was $4,244,902 and $4,250,816, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.
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
Based on the Company's leverage level as of March 31, 2018, the borrowing rate on the facility was LIBOR plus 1.45%. As of March 31, 2018 and December 31, 2017, borrowings under the line of credit were $660,000 and $935,000, respectively, less unamortized deferred finance costs of $6,936 and $7,548, respectively, at a total interest rate of 3.47% and 3.13%, respectively. The estimated fair value (Level 2 measurement) of the line of credit at March 31, 2018 and December 31, 2017 was $649,031 and $919,158, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
Prasada Note:
On March 29, 2013, the Company issued a $13,330 note payable that bears interest at 5.25% and matures on May 30, 2021. The note payable is collateralized by a portion of a development reimbursement agreement with the City of Surprise, Arizona. At March 31, 2018 and December 31, 2017, the note had a balance of $4,530 and $4,732, respectively. The estimated fair value (Level 2 measurement) of the note at March 31, 2018 and December 31, 2017 was $4,515 and $4,717, respectively, based on current interest rates for comparable notes. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the collateral for the underlying debt.
As of March 31, 2018 and December 31, 2017, the Company was in compliance with all applicable financial loan covenants.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and per square foot amounts)
(Unaudited)

11. Financing Arrangement:
On September 30, 2009, the Company formed a joint venture, whereby a third party acquired a 49.9% interest in Chandler Fashion Center, a 1,318,000 square foot regional shopping center in Chandler, Arizona, and Freehold Raceway Mall, a 1,671,000 square foot regional shopping center in Freehold, New Jersey, referred to herein as Chandler Freehold. As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the formation of Chandler Freehold, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The transaction was initially accounted for as a co-venture arrangement, and accordingly the assets, liabilities and operations of the properties remain on the books of the Company and a co-venture obligation was established for the net cash proceeds received from the third party less costs allocated to a warrant. The co-venture obligation was increased for the allocation of income to the co-venture partner and decreased for distributions to the co-venture partner.
Upon adoption of ASC 606 on January 1, 2018, the Company changed its accounting for Chandler Freehold from a co-venture arrangement to a financing arrangement. Accordingly, the Company replaced its $31,150 distributions in excess of co-venture obligation (See Note 8—Deferred Charges and Other Assets, net) with a financing arrangement liability of $393,709 on its consolidated balance sheets. This resulted in the recognition of a $424,859 increase in the Company’s accumulated deficit as a cumulative effect adjustment under the modified retrospective method of adoption. The fair value (Level 3 measurement) of the financing arrangement obligation was based upon a multiple on net operating income of 21 times, a discount rate of 5.8% and market rents per square foot of $20 to $225. The fair value of the financing arrangement obligation is sensitive to these significant unobservable inputs and a change in these inputs may result in a significantly higher or lower fair value measurement. Under the standard, distributions to the partner and subsequent changes in fair value of the financing arrangement obligation are recognized as interest expense in the Company's consolidated statements of operations.
During the three months ended March 31, 2018, the Company incurred interest expense of $8,022 in connection with the financing arrangement that consisted of i) a charge of $4,382 to adjust the fair value of the financing arrangement obligation during the period, ii) distributions of $2,002 to its partner representing the partner's share of net income, and iii) distributions of $1,638 to its partner in excess of the partner's share of net income.
12. Noncontrolling Interests:
The Company allocates net income of the Operating Partnership based on the weighted average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 93% ownership interest in the Operating Partnership as of March 31, 2018 and December 31, 2017. The remaining 7% limited partnership interest as of March 31, 2018 and December 31, 2017 was owned by certain of the Company's executive officers and directors, certain of their affiliates and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the 10 trading days ending on the respective balance sheet date. Accordingly, as of March 31, 2018 and December 31, 2017, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $593,454 and $671,592, respectively.
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and per square foot amounts)
(Unaudited)

13. Stockholders' Equity:
2017 Stock Buyback Program:
On February 12, 2017, the Company's Board of Directors authorized the repurchase of up to $500,000 of its outstanding common shares as market conditions and the Company’s liquidity warrant. Repurchases may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including ASR transactions, or other methods of acquiring shares, from time to time as permitted by securities laws and other legal requirements.
During the period from February 12, 2017 to December 31, 2017, the Company repurchased a total of 3,627,390 of its common shares for $221,428, representing an average price of $61.01 per share. The Company funded the repurchases from the net proceeds of the sale of Cascade Mall and Northgate Mall (See Note 15—Dispositions), its share of the proceeds from the sale of ownership interests in office buildings at Fashion District Philadelphia and Country Club Plaza (See Note 4—Investments in Unconsolidated Joint Ventures) and from borrowings under its line of credit. There were no repurchases during the three months ended March 31, 2018.
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
14. Collaborative Arrangement:
On March 1, 2018, the Company formed a 25/75 joint venture with a third party, whereby the Company agreed to contribute Westside Pavilion, a 755,000 square foot regional shopping center in Los Angeles, California in exchange for a cash payment of $142,500. The Company expects to complete the transfer during the next twelve months. Both partners share operating control of the property and the Company will be reimbursed by the outside partner for 75% of the carrying cost of the property, which are defined in the agreement as operating expenses in excess of revenues, debt service and capital expenditures.
Since March 1, 2018, the Company has accounted for the operations of Westside Pavilion as a collaborative arrangement.  Accordingly, the Company has reduced minimum rents, percentage rents, tenant recoveries, other revenue, shopping center and operating expenses and interest expense by its partner's 75% share and recorded a receivable due from its partner, which will be settled upon completion of the transfer of the property.  The Company's partner's reimbursable 75% share of mortgage loan principal payments and capital expenditures are recorded as a receivable and a deferred gain that will be recognized when the transfer is completed.
Additionally, the Company has classified the long-lived assets of Westside Pavilion as held for sale on its consolidated balance sheet as of March 1, 2018 and has ceased the recognition of depreciation and amortization expense.
15. Dispositions:
The following are recent dispositions of properties:
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and per square foot amounts)
(Unaudited)

16. Commitments and Contingencies:
The Company has certain properties that are subject to non-cancelable operating leases. The leases expire at various times through 2098, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. Rent expense was $4,236 and $4,217 for the three months ended March 31, 2018 and 2017, respectively. No contingent rent was incurred during the three months ended March 31, 2018 or 2017.
As of March 31, 2018, the Company was contingently liable for $60,588 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreements. At March 31, 2018, the Company had $31,916 in outstanding obligations which it believes will be settled in the next twelve months.
17. Related Party Transactions:
Certain unconsolidated joint ventures have engaged the Management Companies to manage the operations of the Centers. Under these arrangements, the Management Companies are reimbursed for compensation paid to on-site employees, leasing agents and project managers at the Centers, as well as insurance costs and other administrative expenses.
The following are fees charged to unconsolidated joint ventures:

	For the Three Months Ended March 31,
	2018	2017
Management fees	$4,679	$4,480
Development and leasing fees	3,604	5,270
	$8,283	$9,750
Certain mortgage notes on the properties are held by NML (See Note 9—Mortgage Notes Payable). Interest expense in connection with these notes was $2,147 and $2,211 for the three months ended March 31, 2018 and 2017, respectively. Included in accounts payable and accrued expenses is interest payable on these notes of $710 and $716 at March 31, 2018 and December 31, 2017, respectively. Interest expense from related party transactions for the three months ended March 31, 2018 also includes $8,022 in connection with the Financing Arrangement (See Note 11—Financing Arrangement).
Due from affiliates includes unreimbursed costs and fees from unconsolidated joint ventures due to the Management Companies. As of March 31, 2018 and December 31, 2017, the amounts due from the unconsolidated joint ventures was $7,380 and $5,411, respectively.
In addition, due from affiliates at March 31, 2018 and December 31, 2017 included a note receivable from RED/303 LLC ("RED") that bears interest at 5.25% and matures on May 30, 2021. Interest income earned on this note was $60 and $70 for the three months ended March 31, 2018 and 2017, respectively. The balance on this note was $4,590 and $4,796 at March 31, 2018 and December 31, 2017, respectively. RED is considered a related party because it is a partner in a joint venture development project. The note is collateralized by RED's membership interest in the development project.
Also included in due from affiliates is a note receivable from Lennar Corporation that bears interest at LIBOR plus 2% and matures upon the completion of certain milestones in connection with the development of Fashion Outlets of San Francisco. Interest income earned on this note was $749 and $611 for the three months ended March 31, 2018 and 2017, respectively. The balance on this note was $72,704 and $71,955 at March 31, 2018 and December 31, 2017, respectively. Lennar Corporation is considered a related party because it is a joint venture partner in Fashion Outlets of San Francisco.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and per square foot amounts)
(Unaudited)

18. Share and Unit-Based Plans:
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
During the three months ended March 31, 2018, the Company granted the following LTIP Units:

Grant Date	Units	Type	Fair Value per LTIP Unit	Vest Date
1/1/2018	65,466	Service-based	$65.68	12/31/2020
1/1/2018	291,326	Market-indexed	$44.28	12/31/2020
1/29/2018	13,632	Service-based	$66.02	2/1/2022
1/29/2018	1,893	Service-based	$66.02	12/31/2020
1/29/2018	7,775	Market-indexed	$48.23	12/31/2020
3/2/2018	99,407	Service-based	$59.04	3/2/2018
	479,499
The fair value of the marked-indexed LTIP Units granted on January 1, 2018 were estimated on the date of grant using a Monte Carlo Simulation model that assumed a risk free interest rate of 1.98% and an expected volatility of 23.38%. The fair value of the marked-indexed LTIP Units granted on January 29, 2018 were estimated on the date of grant using a Monte Carlo Simulation model that assumed a risk free interest rate of 2.25% and an expected volatility of 23.86%.
The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended March 31,
	2018	2017
LTIP Units	$10,108	$14,381
Stock units	3,230	2,612
Stock options	31	4
Phantom stock units	243	177
	$13,612	$17,174

The Company capitalized share and unit-based compensation costs of $2,609 and $3,369 for the three months ended March 31, 2018 and 2017, respectively. Unrecognized compensation costs of share and unit-based plans at March 31, 2018 consisted of $14,647 from LTIP Units, $6,981 from stock units, $146 from stock options and $278 from phantom stock units.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
18. Share and Unit-Based Plans: (Continued)

The following table summarizes the activity of the non-vested LTIP Units, phantom stock units and stock units:

	LTIP Units		Phantom Stock Units		Stock Units
	Units	Value(1)	Units	Value(1)	Units	Value(1)
Balance at January 1, 2018	636,632	$52.36	4,054	$79.82	151,355	$73.32
Granted	479,499	51.03	4,366	63.03	82,782	59.00
Vested	(99,407)	59.04	(3,639)	70.71	(102,596)	73.42
Forfeited	—	—	(790)	80.20	—	—
Balance at March 31, 2018	1,016,724	$51.08	3,991	$69.67	131,541	$64.24

(1) Value represents the weighted average grant date fair value.
The following table summarizes the activity of the stock appreciations rights ("SARs") and stock options outstanding:

	SARs		Stock Options
	Units	Value(1)	Units	Value(1)
Balance at January 1, 2018	235,439	$53.83	35,565	$57.32
Granted	—	—	—	—
Exercised	(225,439)	53.95	—	—
Balance at March 31, 2018	10,000	$51.70	35,565	$57.32

(1) Value represents the weighted average exercise price.
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
The income tax provision of the TRSs are as follows:

	For the Three Months Ended March 31,
	2018	2017
Current	$439	$—
Deferred	2,510	3,484
Total income tax benefit	$2,949	$3,484
The net operating loss carryforwards are currently scheduled to expire through 2037, beginning in 2025. Net deferred tax assets of $31,517 and $29,006 were included in deferred charges and other assets, net at March 31, 2018 and December 31, 2017, respectively.
The tax years 2014 through 2017 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next twelve months.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and per square foot amounts)
(Unaudited)

20. Subsequent Events:
On April 27, 2018, the Company announced a dividend/distribution of $0.74 per share for common stockholders and OP Unit holders of record on May 8, 2018. All dividends/distributions will be paid 100% in cash on June 1, 2018.

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
Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or the industry to differ materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, as well as national, regional and local economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of current and prospective tenants, anchor or tenant bankruptcies, closures, mergers or consolidations, lease rates, terms and payments, interest rate fluctuations, availability, terms and cost of financing and operating expenses; adverse changes in the real estate markets including, among other things, competition from other companies, retail formats and technology, risks of real estate development and redevelopment, acquisitions and dispositions; the liquidity of real estate investments, governmental actions and initiatives (including legislative and regulatory changes); environmental and safety requirements; and terrorist activities or other acts of violence which could adversely affect all of the above factors. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results, under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, as well as our other reports filed with the Securities and Exchange Commission (the "SEC"), which disclosures are incorporated herein by reference. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company does not intend, and undertakes no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P. (the "Operating Partnership"). As of March 31, 2018, the Operating Partnership owned or had an ownership interest in 48 regional shopping centers and seven community/power shopping centers aggregating approximately 53 million square feet of gross leasable area. These 55 regional and community/power shopping centers are referred to hereinafter as the "Centers," unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Management Companies.
The following discussion is based primarily on the consolidated financial statements of the Company for the three months ended March 31, 2018 and 2017. It compares the results of operations and cash flows for the three months ended March 31, 2018 to the results of operations and cash flows for the three months ended March 31, 2017. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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
On March 17, 2017, the Company's joint venture in Country Club Plaza sold an office building for $78.0 million, resulting in a gain on sale of assets of $4.6 million. The Company's pro rata share of the gain on sale of assets of $2.3 million was included in equity in income from unconsolidated joint ventures. The Company used its share of the proceeds to fund repurchases under the 2017 Stock Buyback Program (See "Other Transactions and Events").
On September 18, 2017, the Company's joint venture in Fashion District Philadelphia sold its share of an office building for $61.5 million, resulting in a gain on sale of assets of $13.1 million. The Company's pro rata share of the gain on sale of assets of $6.5 million was included in equity in income from unconsolidated joint ventures. The Company used its share of the proceeds to fund repurchases under the 2017 Stock Buyback Program (See "Other Transactions and Events").
On November 16, 2017, the Company sold 500 North Michigan Avenue, a 326,000 square foot office building in Chicago, Illinois for $86.4 million, resulting in a gain on sale of assets of $14.6 million. The Company used the proceeds from the sale to pay down its line of credit and for other general corporate purposes.
On December 14, 2017, the Company’s joint venture in Westcor/Queen Creek LLC sold land for $30.5 million, resulting in a gain on sale of assets of $14.9 million. The Company’s share of the gain on sale was $5.4 million, which was included in equity in income of unconsolidated joint ventures. The Company used its portion of the proceeds to pay down its line of credit and for general corporate purposes.
On February 16, 2018, the Company's joint venture in Fashion District Philadelphia sold its share of an office building for $41.8 million, resulting in a gain on sale of assets of $5.5 million. The Company's pro rata share of the gain on the sale of assets of $2.8 million was included in equity in income from unconsolidated joint ventures. The Company used its portion of the proceeds to pay down its line of credit and for general corporate purposes.
On March 1, 2018, the Company formed a 25/75 joint venture with a third party, whereby the Company agreed to contribute Westside Pavilion, a 755,000 square foot regional shopping center in Los Angeles, California in exchange for a cash payment of $142.5 million. The Company expects to complete the transfer during the next twelve months. Both partners share operating control of the property and the Company will be reimbursed by the outside partner for 75% of the carrying cost of the property, which are defined in the agreement as operating expenses in excess of revenues, debt service and capital expenditures. Since March 1, 2018, the Company has accounted for the operations of Westside Pavilion as a collaborative arrangement.  Accordingly, the Company has reduced minimum rents, percentage rents, tenant recoveries, other revenue, shopping center and operating expenses and interest expense by its partner's 75% share and recorded a receivable due from its partner, which will be settled upon completion of the transfer of the property.  The Company's partner's reimbursable 75% share of mortgage loan principal payments and capital expenditures are recorded as a receivable and a deferred gain that will be recognized when the transfer is completed.
Financing Activities:
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
On September 29, 2017, the Company placed a new $110.0 million loan on Green Acres Commons that bears interest at LIBOR plus 2.15% and matures on March 29, 2021. The Company expanded the loan and borrowed the additional $20.0 million available on the loan on March 1, 2018. The Company used the proceeds to pay down its line of credit and for general corporate purposes.

On October 19, 2017, the Company's joint venture in Chandler Fashion Center and Freehold Raceway Mall ("Chandler Freehold") replaced the existing loan on Freehold Raceway Mall with a new $400.0 million loan that bears interest at an effective rate of 3.94% and matures on November 1, 2029. The Company used its share of the net proceeds to pay down its line of credit and for general corporate purposes.
On November 1, 2017, the Company paid off the $95.0 million mortgage loan payable on Stonewood Center. The Company funded the repayment of the mortgage loan payable from borrowings under its line of credit.
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
On January 22, 2018, the Company's joint venture in Fashion District Philadelphia obtained a $250.0 million term loan that bears interest at LIBOR plus 2.0% and matures on January 22, 2023. Concurrent with the loan closing, the joint venture borrowed $150.0 million on the term loan and borrowed the remaining $100.0 million on March 26, 2018. The Company used its share of the proceeds to pay down its line of credit and for general corporate purposes.
On March 29, 2018, the Company's joint venture in Broadway Plaza placed a $450.0 million loan on the property that bears interest at an effective rate of 4.19% and matures on April 1, 2030. The Company used its share of the proceeds to pay down its line of credit and for general corporate purposes.
Redevelopment and Development Activities:
The Company's joint venture is proceeding with the development of Fashion District Philadelphia, a redevelopment of an 850,000 square foot shopping center in Philadelphia, Pennsylvania. The project is expected to be completed in 2018. The total cost of the project is estimated to be between $305.0 million and $365.0 million, with $152.5 million to $182.5 million estimated to be the Company's pro rata share. The Company has funded $134.8 million of the total $269.6 million incurred by the joint venture as of March 31, 2018.
The Company is currently in the process of redeveloping the 250,000 square foot former Sears store at Kings Plaza Shopping Center.  The Company expects to complete the project in the second quarter of 2018.  As of March 31, 2018, the Company has incurred $81.3 million in costs and anticipates the total cost of the project to be between $95.0 million and $100.0 million.
Other Transactions and Events:
On February 12, 2017, the Company's Board of Directors authorized the repurchase of up to $500.0 million of its outstanding common shares as market conditions and the Company’s liquidity warrant. Repurchases may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including ASR transactions, or other methods of acquiring shares, from time to time as permitted by securities laws and other legal requirements. During the period from February 12, 2017 to December 31, 2017, the Company repurchased a total of 3,627,390 of its common shares for $221.4 million, representing an average price of $61.01 per share. The Company funded the repurchases from the net proceeds of the sale of Cascade Mall and Northgate Mall (See "Acquisitions and Dispositions"), its share of the proceeds from the sale of ownership interests in office buildings at Fashion District Philadelphia and Country Club Plaza (See "Acquisitions and Dispositions") and from borrowings under its line of credit. No repurchases were made during the three months ended March 31, 2018.
On January 1, 2018, upon adoption of ASU 2014-09, "Revenue From Contracts With Customers (ASC 606)", the Company changed its accounting for Chandler Freehold from a co-venture arrangement to a financing arrangement ("Financing Arrangement"). As a result, the Company no longer records co-venture expense for its partner's share of the income of Chandler Freehold. Under the Financing Arrangement, the Company recognizes interest expense on (i) the changes in fair value of the Financing Arrangement obligation, (ii) any payments to the joint venture partner equal to their pro rata share of net income and (iii) any payments to the joint venture partner less than or in excess of their pro rata share of net income.
On February 1 and 2, 2018, the Company reduced its workforce by approximately 10 percent. The Company incurred a one-time charge of $12.7 million in connection with the workforce reduction during the three months ended March 31, 2018.  As a result of the workforce reduction, the Company anticipates expenses, exclusive of the one-time charge, will be reduced by approximately $10.0 million during the year ending December 31, 2018.

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
Revenue Recognition:
Minimum rental revenues are recognized on a straight-line basis over the term of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight line rent adjustment." Currently, 45% of the mall store and freestanding store leases contain provisions for CPI rent increases periodically throughout the term of the lease. The Company believes that using an annual multiple of CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases. Percentage rents are recognized when the tenants' specified sales targets have been met. Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred. Other tenants pay a fixed rate and these tenant recoveries are recognized as revenues on a straight-line basis over the term of the related leases.
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
For purposes of the discussion below, the Company defines "Same Centers" as those Centers that are substantially complete and in operation for the entirety of both periods of the comparison. Non-Same Centers for comparison purposes include those Centers or properties that are going through a substantial redevelopment often resulting in the closing of a portion of the Center (“Redevelopment Properties”) and properties that have been disposed of ("Disposition Properties"). The Company moves a Center in and out of Same Centers based on whether the Center is substantially complete and in operation for the entirety of both periods of the comparison. Accordingly, the Same Centers consist of all consolidated Centers, excluding the Redevelopment Properties and the Disposition Properties, for the periods of comparison.
For the comparison of the three months ended March 31, 2018 to the three months ended March 31, 2017, the Redevelopment Properties are Paradise Valley Mall and Westside Pavilion.
For comparison of the three months ended March 31, 2018 to the three months ended March 31, 2017, the Disposition Properties are 500 North Michigan Avenue, Cascade Mall and Northgate Mall.
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
Tenant sales per square foot increased from $639 for the twelve months ended March 31, 2017 to $686 for the twelve months ended March 31, 2018. Occupancy rate decreased from 94.3% at March 31, 2017 to 94.0% at March 31, 2018. Releasing spreads increased 14.7% for the twelve months ended March 31, 2018. These calculations exclude Centers under development or redevelopment and property dispositions (See "Acquisitions and Dispositions" and "Other Transactions and Events" in Management's Overview and Summary).
Releasing spreads remained positive as the Company was able to lease available space at higher average rents than the expiring rental rates, resulting in a releasing spread of $7.57 per square foot ($59.12 on new and renewal leases executed compared to $51.55 on leases expiring), representing a 14.7% increase for the trailing twelve months ended March 31, 2018. The Company expects that releasing spreads will continue to be positive for the remainder of 2018 as it renews or relets leases that are scheduled to expire. These leases that are scheduled to expire represent 1.0 million square feet of the Centers, accounting for 13.3% of the gross leasable area ("GLA") of mall stores and freestanding stores, for spaces 10,000 square feet and under, as of March 31, 2018.
During the trailing twelve months ended March 31, 2018, the Company signed 228 new leases and 370 renewal leases comprising approximately 1.0 million square feet of GLA, of which 700,000 square feet related to the consolidated Centers. The annual initial average base rent for new and renewal leases was $59.12 per square foot for the trailing twelve months ended March 31, 2018 with an average tenant allowance of $26.95 per square foot.
Comparison of Three Months Ended March 31, 2018 and 2017
Revenues:
Minimum and percentage rents (collectively referred to as "rental revenue") decreased by $3.2 million, or 2.2%, from 2017 to 2018. The decrease in rental revenue is attributed to a decrease of $3.6 million from the Redevelopment Properties and $0.7 million from the Disposition Properties offset in part by an increase of $1.1 million from the Same Centers. Rental revenue includes the amortization of above and below-market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below-market leases was $0.2 million in 2017 and 2018. The amortization of straight-line rents increased from $1.9 million in 2017 to $2.7 million in 2018. Lease termination income decreased from $2.0 million in 2017 to $1.7 million in 2018.
Tenant recoveries decreased $4.3 million, or 6.0%, from 2017 to 2018. The decrease in tenant recoveries is attributed to a decrease of $3.1 million from the Same Centers, $0.9 million from the Redevelopment Properties and $0.3 million from the Disposition Properties.
Management Companies' revenue decreased from $11.9 million in 2017 to $10.5 million in 2018. The decrease in Management Companies' revenue is due to a decrease in development and leasing fees from unconsolidated joint ventures.
Shopping Center and Operating Expenses:
Shopping center and operating expenses decreased $1.4 million, or 1.8%, from 2017 to 2018. The decrease in shopping center and operating expenses is attributed to a decrease of $2.4 million from the Redevelopment Properties and $0.5 million from the Disposition Properties offset in part by an increase of $1.5 million from the Same Centers.
Management Companies' Operating Expenses:
Management Companies' operating expenses increased $9.8 million from 2017 to 2018. The increase is attributed to a one-time charge of $12.7 million in connection with the Company's reduction in work force in 2018 (See "Other Transactions and Events" in Management's Overview and Summary) offset in part by a reduction in payroll and share and unit-based compensation costs.
REIT General and Administrative Expenses:
REIT general and administrative expenses decreased by $0.4 million from 2017 to 2018.

Depreciation and Amortization:
Depreciation and amortization decreased $3.1 million from 2017 to 2018. The decrease in depreciation and amortization is attributed to a decrease of $1.7 million from the Same Centers, $1.3 million from the Redevelopment Properties and $0.1 million from the Disposition Properties.
Interest Expense:
Interest expense increased $11.3 million from 2017 to 2018. The increase in interest expense was attributed to an increase of $8.0 million from the Financing Arrangement (See "Other Transactions and Events" in Management's Overview and Summary), $2.4 million from the Same Centers and $2.2 million in interest expense from borrowings under the Company's line of credit offset in part by a decrease of $1.2 million from the Redevelopment Properties and $0.1 million from the Disposition Properties.
The above interest expense items are net of capitalized interest, which increased from $2.6 million in 2017 to $4.3 million in 2018.
Equity in Income of Unconsolidated Joint Ventures:
Equity in income of unconsolidated joint ventures increased $1.0 million from 2017 to 2018.
(Loss) Gain on Sale or Write Down of Assets, net:
The change in (loss) gain on sale or write down of assets, net was $87.1 million, resulting from a gain of $49.6 million in 2017 and a loss of $37.5 million in 2018. The change in (loss) gain on sale or write down of assets, net is primarily due to an impairment losses of $36.3 million on SouthPark Mall and $1.0 million on Promenade at Casa Grande in 2018, the gain of $59.7 million on the sale of Cascade Mall and Northgate Mall in 2017 (See "Acquisitions and Dispositions" in Management's Overview and Summary) and the loss of $10.1 million on the write down of an investment in non-real estate assets in 2017. The impairment losses on SouthPark Mall and Promenade at Casa Grande were due to the reduction in the estimated holding periods of the properties.
Net (Loss) Income:
The change in net (loss) income was $109.2 million from 2017 to 2018, resulting from net income of $74.8 million in 2017 and net loss of $34.4 million in 2018. The change in net (loss) income is primarily attributed to the change in the (loss) gain on sale or write down of assets, net of $87.1 million as discussed above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted decreased 7.6% from $133.6 million in 2017 to $123.5 million in 2018. For a reconciliation of FFO attributable to common stockholders and unit holders and FFO attributable to common stockholders and unit holders—diluted to net income attributable to the Company, the most directly comparable GAAP financial measure, see "Funds From Operations ("FFO")" below.
Operating Activities:
Cash provided by operating activities decreased from $102.7 million in 2017 to $95.0 million in 2018. The decrease is primarily due to the changes in assets and liabilities and the results as discussed above.
Investing Activities:
Cash provided by investing activities increased $104.2 million from 2017 to 2018. The increase in cash provided by investing activities is primarily attributed to an increase in distributions from unconsolidated joint ventures of $303.8 million offset in part by a decrease in cash proceeds from the sale of assets of $166.2 million, an increase in development, redevelopment and renovation costs of $16.2 million and an increase in contributions to unconsolidated joint ventures of $14.4 million.
The increase in distributions from unconsolidated joint ventures is primarily due to the distribution of the Company's share of proceeds from the loans placed on Broadway Plaza and Fashion District Philadelphia (See "Financing Activities" in Management's Overview and Summary) and the sale of an ownership interest in an office building at Fashion District Philadelphia (See "Acquisitions and Dispositions" in Management's Overview and Summary) in 2018. The decrease in cash proceeds from the sale of assets is attributed to the sales of Cascade Mall and Northgate Mall in 2017 (See "Acquisitions and Dispositions" in Management's Overview and Summary).

Financing Activities:
Cash used in financing activities increased $70.1 million from 2017 to 2018. The increase in cash used in financing activities is primarily due to an increase in payments on mortgages, bank and other notes payable of $123.7 million and a decrease in proceeds from mortgages, bank and other notes payable of $80.0 million offset in part by the repurchases of the Company's common stock of $132.6 million in 2017 (See "Other Transactions and Events" in Management's Overview and Summary).
Liquidity and Capital Resources
The Company anticipates meeting its liquidity needs for its operating expenses, debt service and dividend requirements for the next twelve months through cash generated from operations, distributions from unconsolidated joint ventures, working capital reserves and/or borrowings under its unsecured line of credit. The following tables summarize capital expenditures incurred at the Centers (at the Company's pro rata share):

	For the Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Consolidated Centers:
Acquisitions of property and equipment	$4,826	$4,350
Development, redevelopment, expansion and renovation of Centers	37,659	18,471
Tenant allowances	2,089	1,515
Deferred leasing charges	5,041	5,030
	$49,615	$29,366
Joint Venture Centers:
Acquisitions of property and equipment	$1,910	$562
Development, redevelopment, expansion and renovation of Centers	25,877	29,880
Tenant allowances	904	912
Deferred leasing charges	2,827	2,126
	$31,518	$33,480
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
The Company has also generated liquidity in the past, and may continue to do so in the future, through equity offerings and issuances, property refinancings, joint venture transactions and the sale of non-core assets. For example, the Company's recently completed sales of Cascade Mall, Northgate Mall and 500 North Michigan Avenue (See "Acquisitions and Dispositions" in Management's Overview and Summary), the sales of ownership interests in office buildings at Fashion District Philadelphia and Country Club Plaza in 2017 and 2018 (See "Acquisitions and Dispositions" in Management's Overview and Summary) and the financing of Broadway Plaza in 2018. The Company used the proceeds from these transactions to pay down its line of credit and for other general corporate purposes, which included the repurchases of the Company's common stock under the 2017 Stock Buyback Program (See "Other Transactions and Events" in Management's Overview and Summary). Furthermore, the Company has filed a shelf registration statement, which registered an unspecified amount of common stock, preferred stock, depositary shares, debt securities, warrants, rights, stock purchase contracts and units that may be sold from time to time by the Company. The Company expects any additional repurchases of the Company's common stock under the 2017 Stock Buyback Program to be funded by future sales of non-core assets, borrowings under its line of credit and/or refinancing transactions.

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
The Company's total outstanding loan indebtedness at March 31, 2018 was $7.7 billion (consisting of $4.9 billion of consolidated debt, less $424.6 million of noncontrolling interests, plus $3.2 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand.
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
The Company has a $1.5 billion revolving line of credit facility that bears interest at LIBOR plus a spread of 1.30% to 1.90%, depending on the Company's overall leverage level, and matures on July 6, 2020 with a one-year extension option. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2.0 billion. All obligations under the facility are unconditionally guaranteed only by the Company. Based on the Company's leverage level as of March 31, 2018, the borrowing rate on the facility was LIBOR plus 1.45%. At March 31, 2018, total borrowings under the line of credit were $660.0 million less unamortized deferred finance costs of $6.9 million with a total interest rate of 3.47%.
Cash dividends and distributions for the three months ended March 31, 2018 were $113.8 million. A total of $95.0 million was funded by operations. The remaining $18.8 million was funded from distributions from unconsolidated joint ventures, which were included in the cash flows from investing activities section of the Company's Consolidated Statement of Cash Flows.
At March 31, 2018, the Company was in compliance with all applicable loan covenants under its agreements.
At March 31, 2018, the Company had cash and cash equivalents of $118.2 million.
Off-Balance Sheet Arrangements:
The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the consolidated balance sheets of the Company as investments in unconsolidated joint ventures.
Additionally, as of March 31, 2018, the Company was contingently liable for $60.6 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Contractual Obligations:
The following is a schedule of contractual obligations as of March 31, 2018 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)(1)	$5,675,826	$213,286	$1,983,128	$1,664,281	$1,815,131
Operating lease obligations(2)	254,157	10,265	18,774	18,067	207,051
Purchase obligations(2)	31,916	31,916	—	—	—
Other long-term liabilities	290,817	203,394	17,603	19,688	50,132
	$6,252,716	$458,861	$2,019,505	$1,702,036	$2,072,314
_______________________________________________________________________________

(1)	Interest payments on floating rate debt were based on rates in effect at March 31, 2018.

(2)	See Note 16—Commitments and Contingencies in the Company's Notes to Consolidated Financial Statements.

Funds From Operations ("FFO")
The Company uses FFO in addition to net income to report its operating and financial results and considers FFO and FFO-diluted as supplemental measures for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts ("Nareit") defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from extraordinary items and sales of depreciated operating properties, plus real estate related depreciation and amortization, impairment write-downs of real estate and write-downs of investments in an affiliate where the write-downs have been driven by a decrease in the value of real estate held by the affiliate and after adjustments for unconsolidated joint ventures. As a result of changes in the accounting standard ASC 606 effective January 1, 2018, the Company began treating its joint venture in Chandler Freehold as a Financing Arrangement for accounting purposes. In connection with this treatment, the Company recognizes financing expense on (i) the changes in fair value of the financing arrangement obligation, (ii) any payments to the joint venture partner equal to their pro rata share of net income and (iii) any payments to the joint venture partner less than or in excess of their pro rata share of net income. The Company excludes from its definition of FFO the noted expense related to the changes in fair value and for the payments to the joint venture partner less than or in excess of their pro rata share of net income. Although the Nareit definition of FFO predates this guidance for accounting for financing arrangements, the Company believes that excluding the noted expense resulting from the Financing Arrangement is consistent with the key objective of FFO as a performance measure and it allows the Company’s current FFO to be comparable with the Company’s FFO from prior quarters. Adjustments for unconsolidated joint ventures are calculated to reflect FFO on the same basis.
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

Funds From Operations ("FFO") (Continued)
The following reconciles net income attributable to the Company to FFO and FFO-diluted for the three months ended March 31, 2018 and 2017 (dollars and shares in thousands):

	For the Three Months Ended March 31,
	2018	2017
Net (loss) income attributable to the Company	$(33,573)	$69,243
Adjustments to reconcile net income attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted:
Noncontrolling interests in the Operating Partnership	(2,450)	5,108
Loss (gain) on sale or write down of assets, net—consolidated assets	37,512	(49,565)
Add: noncontrolling interests share of gain on sale or write down of assets—consolidated assets	590	—
Add: gain on sale of undepreciated assets—consolidated assets	807	—
Less: loss on write-down of non-real estate assets—consolidated assets	—	(10,138)
Loss (gain) on sale or write down of assets— unconsolidated joint ventures, net(1)	157	(2,269)
Add: (loss) gain on sale of undepreciated assets—unconsolidated joint ventures(1)	(2,085)	660
Depreciation and amortization—consolidated assets	79,937	83,073
Less: noncontrolling interests in depreciation and amortization—consolidated assets	(3,641)	(3,893)
Depreciation and amortization—unconsolidated joint ventures(1)	43,584	44,765
Less: depreciation on personal property	(3,345)	(3,381)
Financing expense in connection with the adoption of ASC 606 (Chandler Freehold)	6,020	—
FFO attributable to common stockholders and unit holders—basic and diluted	$123,513	$133,603
Weighted average number of FFO shares outstanding for:
FFO attributable to common stockholders and unit holders—basic (2)	151,316	154,187
Adjustments for impact of dilutive securities in computing FFO-diluted:
Share and unit based compensation plans	26	59
FFO attributable to common stockholders and unit holders—diluted (3)	151,342	154,246

(1)	Unconsolidated joint ventures are presented at the Company's pro rata share.

(2)	Calculated based upon basic net income as adjusted to reach basic FFO. Includes 10.3 million and 10.6 million OP Units for the three months ended March 31, 2018 and 2017, respectively.

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
The following table sets forth information as of March 31, 2018 concerning the Company's long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the twelve months ended March 31,
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long-term debt:
Fixed rate	$51,145	$794,034	$595,726	$82,870	$439,174	$1,672,427	$3,635,376	$3,638,575
Average interest rate	4.04%	3.51%	4.56%	4.18%	4.19%	3.64%	3.85%
Floating rate	—	200,000	130,000	960,000	—	—	1,290,000	1,259,873
Average interest rate	—%	3.16%	3.81%	3.26%	—%	—%	3.30%
Total debt—Consolidated Centers	$51,145	$994,034	$725,726	$1,042,870	$439,174	$1,672,427	$4,925,376	$4,898,448
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long-term debt (at Company's pro rata share):
Fixed rate	$28,805	$34,484	$149,553	$42,025	$362,193	$2,347,560	$2,964,620	$2,995,136
Average interest rate	3.68%	3.69%	3.81%	3.69%	3.66%	3.85%	3.82%
Floating rate	9,419	9,779	34,493	15,000	162,500	—	231,191	224,410
Average interest rate	3.40%	3.38%	3.49%	2.87%	3.63%	—%	3.54%
Total debt—Unconsolidated Joint Venture Centers	$38,224	$44,263	$184,046	$57,025	$524,693	$2,347,560	$3,195,811	$3,219,546
The consolidated Centers' total fixed rate debt at March 31, 2018 and December 31, 2017 was $3.6 billion. The average interest rate on such fixed rate debt at March 31, 2018 and December 31, 2017 was 3.85%. The consolidated Centers' total floating rate debt at March 31, 2018 and December 31, 2017 was $1.3 billion and $1.5 billion, respectively. The average interest rate on such floating rate debt at March 31, 2018 and December 31, 2017 was 3.30% and 2.98%, respectively.
The Company's pro rata share of the unconsolidated joint venture Centers' fixed rate debt at March 31, 2018 and December 31, 2017 was $3.0 billion and $2.7 billion, respectively. The average interest rate on such fixed rate debt at March 31, 2018 and December 31, 2017 was 3.82%, and 3.79% respectively. The Company's pro rata share of the unconsolidated joint venture Centers' floating rate debt at March 31, 2018 and December 31, 2017 was $231.2 million and $106.3 million, respectively. The average interest rate on such floating rate debt at March 31, 2018 and December 31, 2017 was 3.54% and 2.86%, respectively.
In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $15.2 million per year based on $1.5 billion of floating rate debt outstanding at March 31, 2018.
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
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of March 31, 2018, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A.  Risk Factors
There have been no material changes to the risk factors relating to the Company set forth under the caption "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
On February 1, 2018, the Company, as general partner of the Operating Partnership, issued 1,000 shares of common stock of the Company upon the redemption of 1,000 OP Units by a limited partner of the Operating Partnership. These shares of common stock were issued in a private placement to the limited partner, who is an accredited investor pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2018 to January 31, 2018	—	$—	—	$278,707,048
February 1, 2018 to February 28, 2018	—	—	—	$278,707,048
March 1, 2018 to March 31, 2018	—	—	—	$278,707,048
	—	$—	—

(1)	On February 12, 2017, the Company's Board of Directors authorized the repurchase of up to $500.0 million of the Company's outstanding common shares from time to time as market conditions warrant.
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

3.2	Amended and Restated Bylaws of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date April 21, 2016).
10.1*	Change In Control Agreement between the Company and Ann C. Menard, effective February 24, 2018.
10.2*	Employment Agreement between the Company and Thomas E. O'Hern, effective April 26, 2018.
10.3*	Amended and Restated Offer of Employment between the Company and Ann C. Menard, effective April 30, 2018.
31.1	Section 302 Certification of Arthur Coppola, Chief Executive Officer
31.2	Section 302 Certification of Thomas O'Hern, Chief Financial Officer
32.1**	Section 906 Certifications of Arthur Coppola and Thomas O'Hern
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.
** Furnished herewith.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MACERICH COMPANY
		By:	/s/ THOMAS E. O'HERN
Thomas E. O'Hern
Senior Executive Vice President and Chief Financial Officer
Date:	May 7, 2018		(Principal Financial Officer)