Form 10-Q
period 2018-06-30
MACERICH CO
filed 2018-08-03
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
YES ☐       NO ☒
Number of shares outstanding as of August 3, 2018 of the registrant's common stock, par value $0.01 per share: 141,050,902 shares

THE MACERICH COMPANY
FORM 10-Q

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS:
Property, net	$6,868,844	$7,109,230
Assets held for sale	143,327	—
Cash and cash equivalents	92,452	91,038
Restricted cash	50,060	52,067
Tenant and other receivables, net	92,143	112,653
Deferred charges and other assets, net	403,758	449,190
Due from affiliates	83,275	82,162
Investments in unconsolidated joint ventures	1,381,358	1,709,522
Total assets	$9,115,217	$9,605,862
LIABILITIES AND EQUITY:
Mortgage notes payable:
Related parties	$169,038	$171,569
Others	4,066,059	4,066,511
Total	4,235,097	4,238,080
Bank and other notes payable	732,801	932,184
Accounts payable and accrued expenses	57,880	58,412
Other accrued liabilities	292,725	325,701
Distributions in excess of investments in unconsolidated joint ventures	92,216	83,486
Financing arrangement obligation	389,323	—
Total liabilities	5,800,042	5,637,863
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 141,184,335 and 140,993,985 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1,412	1,410
Additional paid-in capital	4,558,873	4,510,489
Accumulated deficit	(1,489,742)	(830,279)
Accumulated other comprehensive loss	(33)	(42)
Total stockholders' equity	3,070,510	3,681,578
Noncontrolling interests	244,665	286,421
Total equity	3,315,175	3,967,999
Total liabilities and equity	$9,115,217	$9,605,862
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Minimum rents	$142,883	$152,893	$285,290	$298,448
Percentage rents	1,515	2,060	3,399	3,978
Tenant recoveries	66,762	68,948	134,854	141,360
Other	12,889	13,519	26,698	28,783
Management Companies	10,496	10,003	21,038	21,899
Total revenues	234,545	247,423	471,279	494,468
Expenses:
Shopping center and operating expenses	68,072	71,032	142,582	146,929
Management Companies' operating expenses	20,966	26,216	59,289	54,733
REIT general and administrative expenses	4,956	7,458	12,975	15,921
Costs related to shareholder activism	19,369	—	19,369	—
Depreciation and amortization	78,868	83,243	158,805	166,316
	192,231	187,949	393,020	383,899
Interest (income) expense:
Related parties	(2,762)	2,181	7,407	4,392
Other	41,677	40,140	84,143	79,230
	38,915	42,321	91,550	83,622
Total expenses	231,146	230,270	484,570	467,521
Equity in income of unconsolidated joint ventures	15,669	16,936	32,541	32,779
Co-venture expense	—	(4,123)	—	(8,000)
Income tax (expense) benefit	(684)	(437)	2,265	3,047
(Loss) gain on sale or write down of assets, net	(9,518)	(477)	(47,030)	49,088
Net income (loss)	8,866	29,052	(25,515)	103,861
Less net income attributable to noncontrolling interests	1,050	2,414	242	7,980
Net income (loss) attributable to the Company	$7,816	$26,638	$(25,757)	$95,881
Earnings per common share—attributable to common stockholders:
Basic	$0.05	$0.19	$(0.19)	$0.67
Diluted	$0.05	$0.19	$(0.19)	$0.67
Weighted average number of common shares outstanding:
Basic	141,137,000	141,695,000	141,081,000	142,640,000
Diluted	141,137,000	141,728,000	141,081,000	142,687,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	8,866	29,052	$(25,515)	$103,861
Other comprehensive income (loss):
Interest rate cap	(52)	—	9	—
Comprehensive income (loss)	8,814	29,052	(25,506)	103,861
Less net income attributable to noncontrolling interests	1,050	2,414	242	7,980
Comprehensive income (loss) attributable to the Company	$7,764	$26,638	$(25,748)	$95,881
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENT OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2018	140,993,985	$1,410	$4,510,489	$(830,279)	$(42)	$3,681,578	$286,421	$3,967,999
Net loss	—	—	—	(25,757)	—	(25,757)	242	(25,515)
Cumulative effect of adoption of ASU 2014-09	—	—	—	(424,859)	—	(424,859)	—	(424,859)
Interest rate cap	—	—	—	—	9	9	—	9
Amortization of share and unit-based plans	118,407	1	23,602	—	—	23,603	—	23,603
Employee stock purchases	17,240	—	806	—		806	—	806
Distributions declared ($1.48) per share	—	—	—	(208,847)	—	(208,847)	—	(208,847)
Distributions to noncontrolling interests	—	—	—	—	—	—	(17,898)	(17,898)
Conversion of noncontrolling interests to common shares	54,703	1	74	—	—	75	(75)	—
Redemption of noncontrolling interests	—	—	(84)	—	—	(84)	(39)	(123)
Adjustment of noncontrolling interests in Operating Partnership	—	—	23,986	—	—	23,986	(23,986)	—
Balance at June 30, 2018	141,184,335	$1,412	$4,558,873	$(1,489,742)	$(33)	$3,070,510	$244,665	$3,315,175
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(25,515)	$103,861
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss (gain) on sale or write down of assets, net	47,030	(49,088)
Depreciation and amortization	162,418	169,216
Amortization of premium on mortgage notes payable	(463)	(1,860)
Amortization of share and unit-based plans	19,090	19,652
Straight-line rent adjustment	(5,419)	(4,544)
Amortization of above and below-market leases	(1,782)	(1,082)
Provision for doubtful accounts	2,599	3,358
Income tax benefit	(2,265)	(3,047)
Equity in income of unconsolidated joint ventures	(32,541)	(32,779)
Distributions of income from unconsolidated joint ventures	669	—
Change in fair value of financing arrangement obligation	(4,386)	—
Co-venture expense	—	8,000
Changes in assets and liabilities, net of dispositions:
Tenant and other receivables	13,876	5,401
Other assets	(2,676)	2,346
Due from affiliates	(1,113)	(13,365)
Accounts payable and accrued expenses	4,245	(2,002)
Other accrued liabilities	(8,917)	(13,840)
Net cash provided by operating activities	164,850	190,227
Cash flows from investing activities:
Development, redevelopment, expansion and renovation of properties	(98,852)	(60,603)
Property improvements	(17,421)	(16,750)
Proceeds from repayment of notes receivable	618	619
Deferred leasing costs	(18,323)	(19,553)
Distributions from unconsolidated joint ventures	448,067	170,734
Contributions to unconsolidated joint ventures	(75,017)	(51,303)
Proceeds from sale of assets	27,063	167,631
Net cash provided by investing activities	266,135	190,775

THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands) (Unaudited)
	For the Six Months Ended June 30,
	2018	2017
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	195,000	300,000
Payments on mortgages, bank and other notes payable	(400,338)	(279,419)
Deferred financing costs	(178)	(32)
Proceeds from share and unit-based plans	806	986
Stock repurchases	—	(181,740)
Redemption of noncontrolling interests	(123)	(85)
Dividends and distributions	(226,745)	(219,946)
Distributions to co-venture partner	—	(7,326)
Net cash used in financing activities	(431,578)	(387,562)
Net decrease in cash, cash equivalents and restricted cash	(593)	(6,560)
Cash, cash equivalents and restricted cash, beginning of period	143,105	143,997
Cash, cash equivalents and restricted cash, end of period	$142,512	$137,437
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$93,032	$82,864
Non-cash investing and financing transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$36,841	$31,500
Conversion of Operating Partnership Units to common stock	$75	$11,796
The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
1. Organization:
The Macerich Company (the "Company") is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers (the "Centers") located throughout the United States.
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of June 30, 2018, the Company was the sole general partner of and held a 93% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
The Company's sole significant asset is its investment in the Operating Partnership and as a result, substantially all of the Company's assets and liabilities represent the assets and liabilities of the Operating Partnership. In addition, the Operating Partnership has investments in a number of consolidated variable interest entities ("VIEs").
The Operating Partnership's consolidated VIEs included the following assets and liabilities:

	June 30, 2018	December 31, 2017
Assets:
Property, net	$264,570	$288,881
Other assets	55,955	60,586
Total assets	$320,525	$349,467
Liabilities:
Mortgage notes payable	$127,265	$129,436
Other liabilities	73,090	72,705
Total liabilities	$200,355	$202,141
All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
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
Shareholder Activism Costs:
During the three months ended June 30, 2018, the Company incurred $19,369 in costs associated with activities related to shareholder activism. These costs were primarily for legal and advisory services.
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
On November 17, 2016, the FASB issued ASU 2016-18, “Restricted Cash,” which requires that the statement of cash flows explain the change during a reporting period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. This standard states that transfers between cash, cash equivalents, and restricted cash are not part of the entity’s operating, investing, and financing activities. Therefore, restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. On January 1, 2018, the Company adopted the standard and retrospectively applied the guidance of the standard to the prior period presented, which resulted in an increase of $353 in net cash provided by investing activities on its consolidated statements of cash flows for the six months ended June 30, 2017.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
2. Summary of Significant Accounting Policies: (Continued)

Recent Accounting Pronouncements: (Continued)
The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported on the Company's consolidated balance sheets to the totals shown on its consolidated statements of cash flows:

	For the Six Months Ended June 30,
	2018	2017
Beginning of period
Cash and cash equivalents	$91,038	$94,046
Restricted cash	52,067	49,951
Cash, cash equivalents and restricted cash	$143,105	$143,997
End of period
Cash and cash equivalents	$92,452	$87,133
Restricted cash	50,060	50,304
Cash, cash equivalents and restricted cash	$142,512	$137,437
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
3. Earnings per Share ("EPS"):

The following table reconciles the numerator and denominator used in the computation of EPS for the three and six months ended June 30, 2018 and 2017 (shares in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Numerator
Net income (loss)	$8,866	$29,052	$(25,515)	$103,861
Less net income attributable to noncontrolling interests	1,050	2,414	242	7,980
Net income (loss) attributable to the Company	7,816	26,638	(25,757)	95,881
Allocation of earnings to participating securities	(304)	(188)	(547)	(375)
Numerator for basic and diluted EPS—net income (loss) attributable to common stockholders	$7,512	$26,450	$(26,304)	$95,506
Denominator
Denominator for basic EPS—weighted average number of common shares outstanding	141,137	141,695	141,081	142,640
Effect of dilutive securities(1):
Share and unit-based compensation plans	—	33	—	47
Denominator for diluted EPS—weighted average number of common shares outstanding	141,137	141,728	141,081	142,687
EPS—net (loss) income attributable to common stockholders:
Basic	$0.05	$0.19	$(0.19)	$0.67
Diluted	$0.05	$0.19	$(0.19)	$0.67

(1)	Diluted EPS excludes 90,619 convertible preferred partnership units for the three and six months ended June 30, 2018 and 2017, as their impact was antidilutive.
Diluted EPS excludes 10,397,726 and 10,526,547 Operating Partnership units ("OP Units") for the three months ended June 30, 2018 and 2017, respectively, and 10,344,766 and 10,558,809 OP Units for the six months ended June 30, 2018 and 2017, respectively, as their impact was antidilutive.
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
(Dollars in thousands, except per share and square foot amounts)
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
Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	June 30, 2018	December 31, 2017
Assets(1):
Property, net	$9,002,271	$9,052,105
Other assets	620,500	635,838
Total assets	$9,622,771	$9,687,943
Liabilities and partners' capital(1):
Mortgage and other notes payable(2)	$5,964,691	$5,296,594
Other liabilities	386,509	405,052
Company's capital	1,839,908	2,188,057
Outside partners' capital	1,431,663	1,798,240
Total liabilities and partners' capital	$9,622,771	$9,687,943
Investments in unconsolidated joint ventures:
Company's capital	$1,839,908	$2,188,057
Basis adjustment(3)	(550,766)	(562,021)
	$1,289,142	$1,626,036

Assets—Investments in unconsolidated joint ventures	$1,381,358	$1,709,522
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(92,216)	(83,486)
	$1,289,142	$1,626,036

(1)
These amounts include the assets of $3,059,530 and $3,106,105 of Pacific Premier Retail LLC (the "PPR Portfolio") as of June 30, 2018 and December 31, 2017, respectively, and liabilities of $1,859,679 and $1,872,227 of the PPR Portfolio as of June 30, 2018 and December 31, 2017, respectively.

(2)
Included in mortgage and other notes payable are amounts due to an affiliate of Northwestern Mutual Life ("NML") of $701,884 and $482,332 as of June 30, 2018 and December 31, 2017, respectively. NML is considered a related party because it is a joint venture partner with the Company in Macerich Northwestern Associates—Broadway Plaza. Interest expense on these borrowings was $7,158 and $4,929 for the three months ended June 30, 2018 and 2017, respectively, and $12,116 and $8,089 for the six months ended June 30, 2018 and 2017, respectively.

(3)
The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $3,524 and $4,197 for the three months ended June 30, 2018 and 2017, respectively, and $7,627 and $8,224 for the six months ended June 30, 2018 and 2017, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	PPR Portfolio	Other Joint Ventures	Total
Three Months Ended June 30, 2018
Revenues:
Minimum rents	$32,881	$123,940	$156,821
Percentage rents	269	1,262	1,531
Tenant recoveries	11,400	47,312	58,712
Other	1,244	14,973	16,217
Total revenues	45,794	187,487	233,281
Expenses:
Shopping center and operating expenses	9,517	60,325	69,842
Interest expense	16,770	37,356	54,126
Depreciation and amortization	24,071	60,973	85,044
Total operating expenses	50,358	158,654	209,012
Gain on sale or write down of assets, net	—	559	559
Net (loss) income	$(4,564)	$29,392	$24,828
Company's equity in net (loss) income	$(257)	$15,926	$15,669
Three Months Ended June 30, 2017
Revenues:
Minimum rents	$32,045	$126,765	$158,810
Percentage rents	221	2,126	2,347
Tenant recoveries	11,373	46,119	57,492
Other	1,402	13,017	14,419
Total revenues	45,041	188,027	233,068
Expenses:
Shopping center and operating expenses	9,711	58,886	68,597
Interest expense	16,675	32,976	49,651
Depreciation and amortization	24,802	62,090	86,892
Total operating expenses	51,188	153,952	205,140
Loss on sale or write down of assets, net	—	(2)	(2)
Net (loss) income	$(6,147)	$34,073	$27,926
Company's equity in net (loss) income	$(1,034)	$17,970	$16,936

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

	PPR Portfolio	Other Joint Ventures	Total
Six Months Ended June 30, 2018
Revenues:
Minimum rents	$65,620	$251,648	$317,268
Percentage rents	701	3,073	3,774
Tenant recoveries	22,800	95,416	118,216
Other	2,261	26,064	28,325
Total revenues	91,382	376,201	467,583
Expenses:
Shopping center and operating expenses	19,198	121,646	140,844
Interest expense	33,496	70,388	103,884
Depreciation and amortization	48,555	123,385	171,940
Total operating expenses	101,249	315,419	416,668
Gain on sale or write down of assets, net	—	1,529	1,529
Net (loss) income	$(9,867)	$62,311	$52,444
Company's equity in net (loss) income	$(873)	$33,414	$32,541
Six Months Ended June 30, 2017
Revenues:
Minimum rents	$65,581	$250,268	$315,849
Percentage rents	951	3,864	4,815
Tenant recoveries	22,812	94,034	116,846
Other	2,428	24,528	26,956
Total revenues	91,772	372,694	464,466
Expenses:
Shopping center and operating expenses	19,471	121,081	140,552
Interest expense	33,401	65,255	98,656
Depreciation and amortization	51,078	124,969	176,047
Total operating expenses	103,950	311,305	415,255
(Loss) gain on sale or write down of assets, net	(35)	4,579	4,544
Net (loss) income	$(12,213)	$65,968	$53,755
Company's equity in net (loss) income	$(1,996)	$34,775	$32,779
Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

5. Derivative Instruments and Hedging Activities:
The Company recorded other comprehensive income (loss) related to the marking-to-market of an interest rate cap agreement of $(52) and $9 for the three and six months ended June 30, 2018. There were no derivatives outstanding during the three and six months ended June 30, 2017.
        The following derivative was outstanding at June 30, 2018:

Property	Notional Amount	Product	LIBOR Rate	Maturity	Fair Value
Santa Monica Place	$300,000	Cap	4.00%	12/9/2019	$6
        The above interest rate cap agreement was designated as a hedging instrument with a fair value (Level 2 measurement) of $6 and $11 at June 30, 2018 and December 31, 2017, respectively, was included in deferred charges and other assets, net.
6. Property, net:
Property, net consists of the following:

	June 30, 2018	December 31, 2017
Land	$1,518,161	$1,567,152
Buildings and improvements	6,099,577	6,385,035
Tenant improvements	616,150	620,352
Equipment and furnishings	190,031	187,998
Construction in progress	437,386	366,996
	8,861,305	9,127,533
Less accumulated depreciation	(1,992,461)	(2,018,303)
	$6,868,844	$7,109,230
Depreciation expense was $66,850 and $69,364 for the three months ended June 30, 2018 and 2017, respectively, and $134,794 and $138,320 for the six months ended June 30, 2018 and 2017, respectively.
The (loss) gain on sale or write down of assets, net was $(9,518) and $(477) for the three months ended June 30, 2018 and 2017, respectively, and $(47,030) and $49,088 for the six months ended June 30, 2018 and 2017, respectively.
The (loss) gain on sale or write down of assets, net for the three and six months ended June 30, 2018 includes impairment losses of $7,494 on two freestanding stores and $1,660 on Southridge Center. In addition, the (loss) gain on sale or write down of assets, net for the six months ended June 30, 2018 includes impairment losses of $36,338 on SouthPark Mall and $1,043 on Promenade at Casa Grande. The impairment losses were due to the reduction of the estimated holding period of the properties.
The (loss) gain on sale or write down of assets, net for three and six months ended June 30, 2018 includes a loss of $311 on the sale of Promenade at Casa Grande (See Note 15—Dispositions). In addition, the (loss) gain on sale or write down of assets, net for the six months ended June 30, 2017 includes a gain of $59,713 on the sale of Cascade Mall and Northgate Mall (See Note 15—Dispositions) offset in part by a loss of $10,138 on the write down of an investment in non-real estate assets.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
6. Property, net: (Continued)

The following table summarizes certain of the Company's assets that were measured on a nonrecurring basis as a result of impairment losses recorded for the three and six months ended June 30, 2018 as described above:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets	Significant Other Unobservable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
June 30, 2018	$72,700	$—	$72,700	$—
The fair values relating to the impairments were based on sales contracts.
7. Tenant and Other Receivables, net:
Included in tenant and other receivables, net is an allowance for doubtful accounts of $2,996 and $2,786 at June 30, 2018 and December 31, 2017, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $917 and $8,711 at June 30, 2018 and December 31, 2017, respectively, and a deferred rent receivable due to straight-line rent adjustments of $66,419 and $61,859 at June 30, 2018 and December 31, 2017, respectively.
8. Deferred Charges and Other Assets, net:
Deferred charges and other assets, net consist of the following:

	June 30, 2018	December 31, 2017
Leasing	$215,499	$232,819
Intangible assets:
In-place lease values	97,204	108,432
Leasing commissions and legal costs	24,421	25,958
Above-market leases	150,829	164,040
Deferred tax assets	30,834	29,006
Deferred compensation plan assets	54,441	52,221
Distributions in excess of co-venture obligation(1)	—	31,150
Other assets	67,652	66,990
	640,880	710,616
Less accumulated amortization(2)	(237,122)	(261,426)
	$403,758	$449,190

(1)	See Note 11—Financing Arrangement.

(2)
Accumulated amortization includes $69,192 and $74,507 relating to in-place lease values, leasing commissions and legal costs at June 30, 2018 and December 31, 2017, respectively. Amortization expense of in-place lease values, leasing commissions and legal costs was $3,552 and $5,545 for the three months ended June 30, 2018 and 2017, respectively, and $7,390 and $11,549 for the six months ended June 30, 2018 and 2017, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
8. Deferred Charges and Other Assets, net: (Continued)

The allocated values of above-market leases and below-market leases consist of the following:

	June 30, 2018	December 31, 2017
Above-Market Leases
Original allocated value	$150,829	$164,040
Less accumulated amortization	(53,429)	(60,210)
	$97,400	$103,830
Below-Market Leases(1)
Original allocated value	$114,988	$120,573
Less accumulated amortization	(57,301)	(55,489)
	$57,687	$65,084

(1)	Below-market leases are included in other accrued liabilities.
9. Mortgage Notes Payable:
Mortgage notes payable at June 30, 2018 and December 31, 2017 consist of the following:

	Carrying Amount of Mortgage Notes(1)
	June 30, 2018		December 31, 2017
Property Pledged as Collateral	Related Party	Other	Related Party	Other	Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Chandler Fashion Center(5)	$—	$199,937	$—	$199,904	3.77%	$625	2019
Danbury Fair Mall	102,863	102,863	104,599	104,598	5.53%	1,538	2020
Fashion Outlets of Chicago(6)	—	199,460	—	199,298	3.64%	580	2020
Fashion Outlets of Niagara Falls USA	—	111,219	—	112,770	4.89%	727	2020
Freehold Raceway Mall(5)	—	398,129	—	398,050	3.94%	1,300	2029
Fresno Fashion Fair	—	323,360	—	323,261	3.67%	971	2026
Green Acres Commons(7)	—	127,545	—	107,219	4.69%	447	2021
Green Acres Mall	—	288,043	—	291,366	3.61%	1,447	2021
Kings Plaza Shopping Center	—	442,204	—	447,231	3.67%	2,229	2019
Oaks, The	—	194,409	—	196,732	4.14%	1,064	2022
Pacific View	—	122,895	—	124,397	4.08%	668	2022
Queens Center	—	600,000	—	600,000	3.49%	1,744	2025
Santa Monica Place(8)	—	296,695	—	296,366	3.67%	844	2022
SanTan Village Regional Center	—	123,151	—	124,703	3.14%	589	2019
Towne Mall	—	20,948	—	21,161	4.48%	117	2022
Tucson La Encantada	66,175	—	66,970	—	4.23%	368	2022
Victor Valley, Mall of	—	114,646	—	114,617	4.00%	380	2024
Vintage Faire Mall	—	261,025	—	263,818	3.55%	1,256	2026
Westside Pavilion(9)	—	139,530	—	141,020	4.49%	783	2022
	$169,038	$4,066,059	$171,569	$4,066,511

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
9. Mortgage Notes Payable: (Continued)

(1)
The mortgage notes payable balances includes an unamortized debt premium. Debt premiums represent the excess of the fair value of debt over the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The loan on Fashion Outlets of Niagara Falls USA had a premium of $2,166 and $2,630 at June 30, 2018 and December 31, 2017, respectively.

The mortgage notes payable also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs were $15,638 and $17,838 at June 30, 2018 and December 31, 2017, respectively.

(2)	The interest rate disclosed represents the effective interest rate, including the impact of debt premium and deferred finance costs.

(3)	The monthly debt service represents the payment of principal and interest.

(4)
The maturity date assumes that all extension options are fully exercised and that the Company does not opt to refinance the debt prior to these dates. These extension options are at the Company's discretion, subject to certain conditions, which the Company believes will be met.

(5)	A 49.9% interest in the loan has been assumed by a third party in connection with the Company's joint venture in Chandler Freehold (See Note 11—Financing Arrangement).

(6)	The loan bears interest at LIBOR plus 1.50%. At June 30, 2018 and December 31, 2017, the total interest rate was 3.64% and 3.02%, respectively.

(7)
On March 1, 2018, the Company borrowed the remaining $20,000 available under the loan agreement on the property. The loan bears interest at LIBOR plus 2.15%. At June 30, 2018 and December 31, 2017, the total interest rate was 4.69% and 4.07%, respectively.

(8)	The loan bears interest at LIBOR plus 1.35%. At June 30, 2018 and December 31, 2017, the total interest rate was 3.67% and 3.13%, respectively.

(9)	On March 1, 2018, the Company entered into an agreement to contribute the underlying property into an unconsolidated joint venture (See Note 14—Collaborative Arrangement).
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
Total interest expense capitalized was $4,670 and $3,343 for the three months ended June 30, 2018 and 2017, respectively, and $9,001 and $5,977 for the six months ended June 30, 2018 and 2017, respectively.
Related party mortgage notes payable are amounts due to an affiliate of NML. See Note 17—Related Party Transactions for interest expense associated with loans from NML.
The estimated fair value (Level 2 measurement) of mortgage notes payable at June 30, 2018 and December 31, 2017 was $4,229,459 and $4,250,816, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

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
Based on the Company's leverage level as of June 30, 2018, the borrowing rate on the facility was LIBOR plus 1.45%. As of June 30, 2018 and December 31, 2017, borrowings under the line of credit were $735,000 and $935,000, respectively, less unamortized deferred finance costs of $6,313 and $7,548, respectively, at a total interest rate of 3.71% and 3.13%, respectively. As of June 30, 2018 and December 31, 2017, the Company's availability under the line of credit for additional borrowings was $704,412 and $504,412, respectively, The estimated fair value (Level 2 measurement) of the line of credit at June 30, 2018 and December 31, 2017 was $724,122 and $919,158, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
Prasada Note:
On March 29, 2013, the Company issued a $13,330 note payable that bears interest at 5.25% and matures on May 30, 2021. The note payable is collateralized by a portion of a development reimbursement agreement with the City of Surprise, Arizona. At June 30, 2018 and December 31, 2017, the note had a balance of $4,114 and $4,732, respectively. The estimated fair value (Level 2 measurement) of the note at June 30, 2018 and December 31, 2017 was $4,111 and $4,717, respectively, based on current interest rates for comparable notes. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the collateral for the underlying debt.
As of June 30, 2018 and December 31, 2017, the Company was in compliance with all applicable financial loan covenants.
11. Financing Arrangement:
On September 30, 2009, the Company formed a joint venture, whereby a third party acquired a 49.9% interest in Chandler Fashion Center, a 1,318,000 square foot regional shopping center in Chandler, Arizona, and Freehold Raceway Mall, a 1,672,000 square foot regional shopping center in Freehold, New Jersey, referred to herein as Chandler Freehold. As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the formation of Chandler Freehold, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The transaction was initially accounted for as a co-venture arrangement, and accordingly the assets, liabilities and operations of the properties remain on the books of the Company and a co-venture obligation was established for the net cash proceeds received from the third party less costs allocated to a warrant. The co-venture obligation was increased for the allocation of income to the co-venture partner and decreased for distributions to the co-venture partner.
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
11. Financing Arrangement: (Continued)

During the three and six months ended June 30, 2018 and 2017, the Company incurred interest (income) expense in connection with the financing arrangement as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Distributions of the partner's share of net income	$2,464	$—	$4,466	$—
Distributions in excess of the partner's share of net income	1,411	—	3,049	—
Adjustment to fair value of financing arrangement obligation	(8,768)	—	(4,386)	—
	$(4,893)	$—	$3,129	$—
12. Noncontrolling Interests:
The Company allocates net income of the Operating Partnership based on the weighted average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 93% ownership interest in the Operating Partnership as of June 30, 2018 and December 31, 2017. The remaining 7% limited partnership interest as of June 30, 2018 and December 31, 2017 was owned by certain of the Company's executive officers and directors, certain of their affiliates and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the 10 trading days ending on the respective balance sheet date. Accordingly, as of June 30, 2018 and December 31, 2017, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $590,571 and $671,592, respectively.
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
During the period from February 12, 2017 to December 31, 2017, the Company repurchased a total of 3,627,390 of its common shares for $221,428, representing an average price of $61.01 per share. The Company funded the repurchases from the net proceeds of the sale of Cascade Mall and Northgate Mall (See Note 15—Dispositions), its share of the proceeds from the sale of ownership interests in office buildings at Fashion District Philadelphia and Country Club Plaza (See Note 4—Investments in Unconsolidated Joint Ventures) and from borrowings under its line of credit. There were no repurchases during the three and six months ended June 30, 2018.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
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
Additionally, the Company has classified the long-lived assets of Westside Pavilion as held for sale on its consolidated balance sheet and has ceased the recognition of depreciation and amortization expense as of March 1, 2018.
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
On May 17, 2018, the Company sold Promenade at Casa Grande, a 761,000 square foot community center in Casa Grande, Arizona for $26,000, resulting in a loss on sale of assets of $311. The Company used the proceeds from the sale to pay down its line of credit and for other general corporate purposes.
16. Commitments and Contingencies:
The Company has certain properties that are subject to non-cancelable operating leases. The leases expire at various times through 2098, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. Rent expense was $4,572 and $4,267 for the three months ended June 30, 2018 and 2017, respectively, and $8,808 and $8,484 for the six months ended June 30, 2018 and 2017, respectively.
No contingent rent was incurred during the three and six months ended June 30, 2018 or 2017.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

16. Commitments and Contingencies: (Continued)

As of June 30, 2018, the Company was contingently liable for $60,588 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreements. At June 30, 2018, the Company had $10,034 in outstanding obligations which it believes will be settled in the next twelve months.
17. Related Party Transactions:
Certain unconsolidated joint ventures have engaged the Management Companies to manage the operations of the Centers. Under these arrangements, the Management Companies are reimbursed for compensation paid to on-site employees, leasing agents and project managers at the Centers, as well as insurance costs and other administrative expenses.
The following are fees charged to unconsolidated joint ventures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Management fees	$4,716	$4,685	$9,395	$9,165
Development and leasing fees	3,321	2,721	6,925	7,991
	$8,037	$7,406	$16,320	$17,156
Certain mortgage notes on the properties are held by NML (See Note 9—Mortgage Notes Payable). Interest expense in connection with these notes was $2,131 and $2,181 for the three months ended June 30, 2018 and 2017, respectively, and $4,278 and $4,392 for the six months ended June 30, 2018 and 2017, respectively. Included in accounts payable and accrued expenses is interest payable on these notes of $705 and $716 at June 30, 2018 and December 31, 2017, respectively.
Interest expense from related party transactions also includes $(4,893) and $3,129 for the three and six months ended June 30, 2018 in connection with the Financing Arrangement (See Note 11—Financing Arrangement).
Due from affiliates includes unreimbursed costs and fees from unconsolidated joint ventures due to the Management Companies. As of June 30, 2018 and December 31, 2017, the amounts due from the unconsolidated joint ventures was $5,683 and $5,411, respectively.
In addition, due from affiliates at June 30, 2018 and December 31, 2017 included a note receivable from RED/303 LLC ("RED") that bears interest at 5.25% and matures on May 30, 2021. Interest income earned on this note was $57 and $68 for the three months ended June 30, 2018 and 2017, respectively, and $117 and $138 for the six months ended June 30, 2018 and 2017, respectively. The balance on this note was $4,114 and $4,796 at June 30, 2018 and December 31, 2017, respectively. RED is considered a related party because it is a partner in a joint venture development project. The note is collateralized by RED's membership interest in the development project.
Also included in due from affiliates is a note receivable from Lennar Corporation that bears interest at LIBOR plus 2% and matures upon the completion of certain milestones in connection with the development of Fashion Outlets of San Francisco. Interest income earned on this note was $773 and $607 for the three months ended June 30, 2018 and 2017, respectively, and $1,522 and $1,218 for the six months ended June 30, 2018 and 2017, respectively. The balance on this note was $73,478 and $71,955 at June 30, 2018 and December 31, 2017, respectively. Lennar Corporation is considered a related party because it is a joint venture partner in Fashion Outlets of San Francisco.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
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
During the six months ended June 30, 2018, the Company granted the following LTIP Units:

Grant Date	Units	Type	Fair Value per LTIP Unit	Vest Date
1/1/2018	65,466	Service-based	$65.68	12/31/2020
1/1/2018	291,326	Market-indexed	$44.28	12/31/2020
1/29/2018	13,632	Service-based	$66.02	2/1/2022
1/29/2018	1,893	Service-based	$66.02	12/31/2020
1/29/2018	7,775	Market-indexed	$48.23	12/31/2020
3/2/2018	99,407	Service-based	$59.04	3/2/2018
4/26/2018	89,637	Service-based	$55.78	4/26/2018
	569,136
The fair value of the market-indexed LTIP Units granted on January 1, 2018 were estimated on the date of grant using a Monte Carlo Simulation model that assumed a risk free interest rate of 1.98% and an expected volatility of 23.38%. The fair value of the market-indexed LTIP Units granted on January 29, 2018 were estimated on the date of grant using a Monte Carlo Simulation model that assumed a risk free interest rate of 2.25% and an expected volatility of 23.86%.
The following table summarizes the activity of the non-vested LTIP Units, phantom stock units and stock units:

	LTIP Units		Phantom Stock Units		Stock Units
	Units	Value(1)	Units	Value(1)	Units	Value(1)
Balance at January 1, 2018	636,632	$52.36	4,054	$79.82	151,355	$73.32
Granted	569,136	51.78	7,337	63.03	86,495	59.00
Vested	(189,044)	57.49	(7,761)	54.70	(107,505)	74.43
Forfeited	(23,666)	44.28	(845)	77.91	—	—
Balance at June 30, 2018	993,058	$51.24	2,785	$66.79	130,345	$64.24

(1) Value represents the weighted average grant date fair value.
The following table summarizes the activity of the stock appreciations rights ("SARs") and stock options outstanding:

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
18. Share and Unit-Based Plans: (Continued)

	SARs		Stock Options
	Units	Value(1)	Units	Value(1)
Balance at January 1, 2018	235,439	$53.83	35,565	$57.32
Granted	—	—	—	—
Exercised	(235,439)	53.83	—	—
Balance at June 30, 2018	—	$—	35,565	$57.32

(1) Value represents the weighted average exercise price.
The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
LTIP Units	$8,275	$5,242	$18,383	$19,623
Stock units	1,515	1,333	4,745	3,945
Stock options	31	15	62	19
Phantom stock units	170	183	413	360
	$9,991	$6,773	$23,603	$23,947

The Company capitalized share and unit-based compensation costs of $1,904 and $926 for the three months ended June 30, 2018 and 2017, respectively, and $4,513 and $4,295 for the six months ended June 30, 2018 and 2017, respectively. Unrecognized compensation costs of share and unit-based plans at June 30, 2018 consisted of $11,371 from LTIP Units, $3,474 from stock units, $114 from stock options and $133 from phantom stock units.
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
The income tax provision of the TRSs are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Current	$—	$—	$439	$—
Deferred	(684)	(437)	1,826	3,047
Total income tax (expense) benefit	$(684)	$(437)	$2,265	$3,047
The net operating loss carryforwards are currently scheduled to expire through 2037, beginning in 2025. Net deferred tax assets of $30,834 and $29,006 were included in deferred charges and other assets, net at June 30, 2018 and December 31, 2017, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
19. Income Taxes: (Continued)

The tax years 2014 through 2017 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next twelve months.
20. Subsequent Events:
On July 6, 2018, the Company’s joint venture in The Market at Estrella Falls, a 298,000 square foot community center in Goodyear, Arizona, sold the property for $49,100. The proceeds were used to pay off the $24,118 mortgage loan payable on the property, settle development obligations and for distributions to the partners. The Company used its share of the net proceeds for general corporate purposes.
On July 26, 2018, the Company announced a dividend/distribution of $0.74 per share for common stockholders and OP Unit holders of record on August 17, 2018. All dividends/distributions will be paid 100% in cash on September 7, 2018.

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
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P. (the "Operating Partnership"). As of June 30, 2018, the Operating Partnership owned or had an ownership interest in 48 regional shopping centers and six community/power shopping centers aggregating approximately 52 million square feet of gross leasable area. These 54 regional and community/power shopping centers are referred to hereinafter as the "Centers," unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Management Companies.
The following discussion is based primarily on the consolidated financial statements of the Company for the three and six months ended June 30, 2018 and 2017. It compares the results of operations for the three months ended June 30, 2018 to the results of operations for the three months ended June 30, 2017. It also compares the results of operations and cash flows for the six months ended June 30, 2018 to the results of operations and cash flows for the six months ended June 30, 2017.

This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
Dispositions:
The financial statements reflect the following dispositions and changes in ownership subsequent to the occurrence of each transaction.
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
On May 17, 2018, the Company sold Promenade at Casa Grande, a 761,000 square foot community center in Casa Grande, Arizona for $26.0 million, resulting in a loss on sale of assets of $0.3 million. The Company used the proceeds from the sale to pay down its line of credit and for other general corporate purposes.
On July 6, 2018, the Company’s joint venture in The Market at Estrella Falls, a 298,000 square foot community center in Goodyear, Arizona, sold the property for $49.1 million. The proceeds were used to pay off the $24.1 million mortgage loan payable on the property, settle development obligations and for distributions to the partners. The Company used its share of the net proceeds for general corporate purposes.

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
Redevelopment and Development Activities:
The Company's joint venture is proceeding with the redevelopment of Fashion District Philadelphia, an 850,000 square foot shopping center in Philadelphia, Pennsylvania. The project is expected to be completed in September 2019. The total cost of the project is estimated to be between $400.0 million and $420.0 million, with $200.0 million to $210.0 million estimated to be the Company's pro rata share. The Company has funded $140.4 million of the total $280.8 million incurred by the joint venture as of June 30, 2018.
The Company completed the redevelopment of a 250,000 square foot former Sears store at Kings Plaza Shopping Center in July 2018. As of June 30, 2018, the Company has incurred $94.7 million in costs.
The Company's joint venture in Scottsdale Fashion Square is redeveloping a former Barney's store that will include a 70,000 square foot exterior expansion. The project is expected to be completed in 2019. The total cost of the project is estimated to be between $140.0 million and $160.0 million, with $70.0 million to $80.0 million estimated to be the Company's pro rata share. The Company has funded $16.9 million of the total $33.8 million incurred by the joint venture as of June 30, 2018.
Other Transactions and Events:
On February 12, 2017, the Company's Board of Directors authorized the repurchase of up to $500.0 million of its outstanding common shares as market conditions and the Company’s liquidity warrant. Repurchases may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including ASR transactions, or other methods of acquiring shares, from time to time as permitted by securities laws and other legal requirements. During the period from February 12, 2017 to December 31, 2017, the Company repurchased a total of 3,627,390 of its common shares for $221.4 million, representing an average price of $61.01 per share. The Company funded the repurchases from the net proceeds of the sale of Cascade Mall and Northgate Mall (See "Dispositions"), its share of the proceeds from the sale of ownership interests in office buildings at Fashion District Philadelphia and Country Club Plaza (See "Dispositions") and from borrowings under its line of credit. No repurchases were made during the three and six months ended June 30, 2018.
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
During the three months ended June 30, 2018, the Company incurred $19.4 million in costs associated with activities related to shareholder activism. These costs were primarily for legal and advisory services.
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
Revenue Recognition:
Minimum rental revenues are recognized on a straight-line basis over the term of the related lease. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight line rent adjustment." Currently, 42% of the mall store and freestanding store leases contain provisions for CPI rent increases periodically throughout the term of the lease. The Company believes that using an annual multiple of CPI increases, rather than fixed contractual rent increases, results in revenue recognition that more closely matches the cash revenue from each lease and will provide more consistent rent growth throughout the term of the leases. Percentage rents are recognized when the tenants' specified sales targets have been met. Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred. Other tenants pay a fixed rate and these tenant recoveries are recognized as revenues on a straight-line basis over the term of the related leases.

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
For the comparison of the three and six months ended June 30, 2018 to the three and six months ended June 30, 2017, the Redevelopment Properties are Paradise Valley Mall and Westside Pavilion.
For comparison of the three and six months ended June 30, 2018 to the three and six months ended June 30, 2017, the Disposition Properties are Promenade at Casa Grande, 500 North Michigan Avenue, Cascade Mall and Northgate Mall.
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
Tenant sales per square foot increased from $646 for the twelve months ended June 30, 2017 to $692 for the twelve months ended June 30, 2018. Occupancy rate decreased from 94.4% at June 30, 2017 to 94.3% at June 30, 2018. Releasing spreads remained positive as the Company was able to lease available space at higher average rents than the expiring rental rates, resulting in a releasing spread of $6.34 per square foot ($57.91 on new and renewal leases executed compared to $51.57 on leases expiring), representing a 12.3% increase for the trailing twelve months ended June 30, 2018. The Company expects that releasing spreads will continue to be positive for the remainder of 2018 as it renews or relets leases that are scheduled to expire. These leases that are scheduled to expire represent 1.0 million square feet of the Centers, accounting for 13.3% of the gross leasable area ("GLA") of mall stores and freestanding stores, for spaces 10,000 square feet and under, as of June 30, 2018. These calculations exclude Centers under development or redevelopment and property dispositions (See "Dispositions" and "Redevelopment and Development Activities" in Management's Overview and Summary).
During the trailing twelve months ended June 30, 2018, the Company signed 216 new leases and 363 renewal leases comprising approximately 0.9 million square feet of GLA, of which 0.6 million square feet related to the consolidated Centers. The annual initial average base rent for new and renewal leases was $57.91 per square foot for the trailing twelve months ended June 30, 2018 with an average tenant allowance of $23.35 per square foot.
Comparison of Three Months Ended June 30, 2018 and 2017
Revenues:
Minimum and percentage rents (collectively referred to as "rental revenue") decreased by $10.6 million, or 6.8%, from 2017 to 2018. The decrease in rental revenue is attributed to a decrease of $5.0 million from the Same Centers, $3.0 million from the Redevelopment Properties and $2.6 million from the Disposition Properties. Rental revenue includes the amortization of above and below-market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below-market leases increased from $1.3 million in 2017 to $1.9 million in 2018. The amortization of straight-line rents was $2.7 million in 2017 and 2018. Lease termination income decreased from $8.4 million in 2017 to $1.7 million in 2018. The decrease in rental revenue at the Same Centers was primarily due to a decrease in lease termination income.
Tenant recoveries decreased $2.2 million, or 3.2%, from 2017 to 2018. This decrease in tenant recoveries is attributed to a decrease of $1.3 million from the Same Centers and $1.0 million from the Redevelopment Properties offset in part by an increase of $0.1 million from the Disposition Properties.

Management Companies' revenue increased from $10.0 million in 2017 to $10.5 million in 2018. The increase in Management Companies' revenue is primarily due to an increase in development fees from unconsolidated joint ventures.
Shopping Center and Operating Expenses:
Shopping center and operating expenses decreased $3.0 million, or 4.2%, from 2017 to 2018. The decrease in shopping center and operating expenses is attributed to a decrease of $1.7 million from the Redevelopment Properties and $1.6 million from the Disposition Properties offset in part by an increase of $0.3 million from the Same Centers.
Management Companies' Operating Expenses:
Management Companies' operating expenses decreased $5.3 million from 2017 to 2018. The decrease is attributed to a reduction in payroll and share and unit-based compensation costs in connection with the Company's reduction in work force in 2018 (See "Other Transactions and Events" in Management's Overview and Summary).
REIT General and Administrative Expenses:
REIT general and administrative expenses decreased $2.5 million from 2017 to 2018 due to a reduction in compensation costs.
Costs Related to Shareholder Activism
The Company incurred $19.4 million in costs related to shareholder activism in 2018 (See "Other Transactions and Events" in Management's Overview and Summary).
Depreciation and Amortization:
Depreciation and amortization decreased $4.4 million from 2017 to 2018. The decrease in depreciation and amortization is attributed to a decrease of $2.0 million from the Same Centers, $1.5 million from the Redevelopment Properties and $0.9 million from the Disposition Properties.
Interest Expense:
Interest expense decreased $3.4 million from 2017 to 2018. The decrease in interest expense is attributed to a decrease of $4.9 million from the Financing Arrangement (See "Other Transactions and Events" in Management's Overview and Summary) and $1.1 million from the Redevelopment Properties offset in part by an increase of $2.5 million from the Same Centers and $0.1 million from the Disposition Properties.
The above interest expense items are net of capitalized interest, which increased from $3.3 million in 2017 to $4.7 million in 2018.
Equity in Income of Unconsolidated Joint Ventures:
Equity in income of unconsolidated joint ventures decreased $1.3 million from 2017 to 2018.
(Loss) Gain on Sale or Write Down of Assets, net:
The loss on sale or write down of assets, net increased $9.0 million from 2017 to 2018. The increase in loss on sale or write down of assets, net is primarily due to impairment losses of $7.5 million on two freestanding stores and $1.7 million on Southridge Center. The impairment losses were due to the reduction in the estimated holding periods of the properties.
Net Income (Loss):
Net income decreased $20.2 million from 2017 to 2018 primarily due to the $19.4 million in costs related to shareholder activism in 2018, as discussed above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders decreased 15.4% from $148.6 million in 2017 to $125.7 million in 2018. For a reconciliation of net income (loss) attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders and FFO attributable to common stockholders and unit holders—diluted, see "Funds From Operations ("FFO")" below.

Comparison of Six Months Ended June 30, 2018 and 2017
Revenues:
Rental revenue decreased by $13.7 million, or 4.5%, from 2017 to 2018. The decrease in rental revenue is attributed to a decrease of $5.3 million from the Disposition Properties, $4.8 million from the Redevelopment Properties and $3.6 million from the Same Centers. The amortization of above and below-market leases increased from $1.1 million in 2017 to $1.8 million in 2018. The amortization of straight-line rents increased from $4.5 million in 2017 to $5.4 million in 2018. Lease termination income decreased from $10.4 million in 2017 to $3.4 million in 2018. The decrease in rental revenue at the Same Centers was primarily due to a decrease in lease termination income.
Tenant recoveries decreased $6.5 million, or 4.6%, from 2017 to 2018. The decrease in tenant recoveries is attributed to a decrease of $4.4 million from the Same Centers, $1.7 million from the Redevelopment Properties and $0.4 million from the Disposition Properties.
Management Companies' revenue decreased from $21.9 million in 2017 to $21.0 million in 2018.
Shopping Center and Operating Expenses:
Shopping center and operating expenses decreased $4.3 million, or 3.0%, from 2017 to 2018. The decrease in shopping center and operating expenses is attributed to a decrease of $4.0 million from the Disposition Properties and $2.3 million from the Redevelopment Properties offset in part by an increase of $2.0 million from the Same Centers.
Management Companies' Operating Expenses:
Management Companies' operating expenses increased $4.6 million from 2017 to 2018. The increase is attributed to a one-time charge of $12.7 million in connection with the Company's reduction in work force in 2018 (See "Other Transactions and Events" in Management's Overview and Summary) offset in part by a reduction in payroll and share and unit-based compensation costs.
REIT General and Administrative Expenses:
REIT general and administrative expenses decreased $2.9 million from 2017 to 2018 due to a reduction in compensation costs.
Costs Related to Shareholder Activism
The Company incurred $19.4 million in costs related to shareholder activism in 2018 (See "Other Transactions and Events" in Management's Overview and Summary).
Depreciation and Amortization:
Depreciation and amortization decreased $7.5 million from 2017 to 2018. The decrease in depreciation and amortization is attributed to a decrease of $3.5 million from the Same Centers, $2.0 million from the Redevelopment Properties and $2.0 million from the Disposition Properties.
Interest Expense:
Interest expense increased $7.9 million from 2017 to 2018. The increase in interest expense was attributed to an increase of $4.9 million from the Same Centers, $3.1 million from the Financing Arrangement (See "Other Transactions and Events" in Management's Overview and Summary), $2.2 million from borrowings under the Company's line of credit and $0.2 million from the Disposition Properties offset in part by a decrease of $2.5 million from the Redevelopment Properties.
The above interest expense items are net of capitalized interest, which increased from $6.0 million in 2017 to $9.0 million in 2018.
Equity in Income of Unconsolidated Joint Ventures:
Equity in income of unconsolidated joint ventures decreased $0.2 million from 2017 to 2018.
(Loss) Gain on Sale or Write Down of Assets, net:
The change in (loss) gain on sale or write down of assets, net was $96.1 million, resulting from a gain of $49.1 million in 2017 and a loss of $47.0 million in 2018. The change in (loss) gain on sale or write down of assets, net is primarily due to impairment losses of $36.3 million on SouthPark Mall, $7.5 million on two freestanding stores, $1.7 million on Southridge Center and $1.0 million on Promenade at Casa Grande in 2018, the gain of $59.7 million on the sale of Cascade Mall and

Northgate Mall in 2017 (See "Dispositions" in Management's Overview and Summary) and the loss of $10.1 million on the write down of an investment in non-real estate assets in 2017. The impairment losses were due to the reduction in the estimated holding periods of the properties.
Net Income (Loss):
The change in net (loss) income was $129.4 million from 2017 to 2018, resulting from net income of $103.9 million in 2017 and net loss of $25.5 million in 2018. The change in net (loss) income is primarily attributed to the change in the (loss) gain on sale or write down of assets, net of $96.1 million and the $19.4 million costs related to shareholder activism in 2018 as discussed above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted decreased 11.7% from $282.2 million in 2017 to $249.2 million in 2018. For a reconciliation of net income (loss) attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders and FFO attributable to common stockholders and unit holders—diluted, see "Funds From Operations ("FFO")" below.
Operating Activities:
Cash provided by operating activities decreased from $190.2 million in 2017 to $164.9 million in 2018. The decrease is primarily due to the $19.4 million in costs related to shareholder activism in 2018 (See "Other Transactions and Events" in Management's Overview and Summary), changes in assets and liabilities and the results as discussed above.
Investing Activities:
Cash provided by investing activities increased $75.4 million from 2017 to 2018. The increase in cash provided by investing activities is primarily attributed to an increase in distributions from unconsolidated joint ventures of $277.3 million offset in part by a decrease in cash proceeds from the sale of assets of $140.6 million, an increase in development, redevelopment and renovation costs of $38.2 million and an increase in contributions to unconsolidated joint ventures of $23.7 million.
The increase in distributions from unconsolidated joint ventures is primarily due to the distribution of the Company's share of proceeds from the loans placed on Broadway Plaza and Fashion District Philadelphia (See "Financing Activities" in Management's Overview and Summary) and the sale of an ownership interest in an office building at Fashion District Philadelphia (See "Dispositions" in Management's Overview and Summary) in 2018. The decrease in cash proceeds from the sale of assets is attributed to the sales of Cascade Mall and Northgate Mall in 2017 offset in part by the proceeds from the sale of Promenade at Casa Grande in 2018 (See "Dispositions" in Management's Overview and Summary).
Financing Activities:
Cash used in financing activities increased $44.0 million from 2017 to 2018. The increase in cash used in financing activities is primarily due to an increase in payments on mortgages, bank and other notes payable of $120.9 million and a decrease in proceeds from mortgages, bank and other notes payable of $105.0 million offset in part by the repurchases of the Company's common stock of $181.7 million in 2017 (See "Other Transactions and Events" in Management's Overview and Summary).

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

	For the Six Months Ended June 30,
(Dollars in thousands)	2018	2017
Consolidated Centers:
Acquisitions of property and equipment	$17,539	$15,649
Development, redevelopment, expansion and renovation of Centers	82,281	54,939
Tenant allowances	6,640	5,168
Deferred leasing charges	9,266	12,376
	$115,726	$88,132
Joint Venture Centers:
Acquisitions of property and equipment	$4,513	$3,658
Development, redevelopment, expansion and renovation of Centers	59,655	61,495
Tenant allowances	4,073	2,010
Deferred leasing charges	4,897	3,723
	$73,138	$70,886
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
The Company has also generated liquidity in the past, and may continue to do so in the future, through equity offerings and issuances, property refinancings, joint venture transactions and the sale of non-core assets. For example, the Company's recently completed sale of Promenade at Casa Grande, the sales of Cascade Mall, Northgate Mall and 500 North Michigan Avenue, the sales of ownership interests in office buildings at Fashion District Philadelphia and Country Club Plaza (See "Dispositions" in Management's Overview and Summary) and the financing of Fashion District Philadelphia and Broadway Plaza (See "Financing Activities" in Management's Overview and Summary). The Company used the proceeds from these transactions to pay down its line of credit and for other general corporate purposes, which included the repurchases of the Company's common stock under the 2017 Stock Buyback Program (See "Other Transactions and Events" in Management's Overview and Summary). Furthermore, the Company has filed a shelf registration statement, which registered an unspecified amount of common stock, preferred stock, depositary shares, debt securities, warrants, rights, stock purchase contracts and units that may be sold from time to time by the Company. The Company expects any additional repurchases of the Company's common stock under the 2017 Stock Buyback Program to be funded by future sales of non-core assets, borrowings under its line of credit and/or refinancing transactions.
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

The Company's total outstanding loan indebtedness at June 30, 2018 was $7.7 billion (consisting of $5.0 billion of consolidated debt, less $423.7 million of noncontrolling interests, plus $3.2 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand.
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
The Company has a $1.5 billion revolving line of credit facility that bears interest at LIBOR plus a spread of 1.30% to 1.90%, depending on the Company's overall leverage level, and matures on July 6, 2020 with a one-year extension option. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2.0 billion. All obligations under the facility are unconditionally guaranteed only by the Company. Based on the Company's leverage level as of June 30, 2018, the borrowing rate on the facility was LIBOR plus 1.45%. At June 30, 2018, total borrowings under the line of credit were $735.0 million less unamortized deferred finance costs of $6.3 million with a total interest rate of 3.71%. The Company's availability under the line of credit was $704.4 million at June 30, 2018.
Cash dividends and distributions for the six months ended June 30, 2018 were $226.7 million. A total of $164.9 million was funded by operations. The remaining $61.9 million was funded from distributions from unconsolidated joint ventures, which were included in the cash flows from investing activities section of the Company's Consolidated Statement of Cash Flows.
At June 30, 2018, the Company was in compliance with all applicable loan covenants under its agreements.
At June 30, 2018, the Company had cash and cash equivalents of $92.5 million.
Off-Balance Sheet Arrangements:
The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the consolidated balance sheets of the Company as investments in unconsolidated joint ventures.
Additionally, as of June 30, 2018, the Company was contingently liable for $60.6 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
Contractual Obligations:
The following is a schedule of contractual obligations as of June 30, 2018 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)(1)	$5,706,540	$334,867	$1,843,198	$1,730,702	$1,797,773
Operating lease obligations(2)	284,666	15,759	32,553	29,938	206,416
Purchase obligations(2)	10,034	10,034	—	—	—
Other long-term liabilities	292,918	209,075	17,648	19,737	46,458
	$6,294,158	$569,735	$1,893,399	$1,780,377	$2,050,647
_______________________________________________________________________________

(1)	Interest payments on floating rate debt were based on rates in effect at June 30, 2018.

(2)	See Note 16—Commitments and Contingencies in the Company's Notes to Consolidated Financial Statements.

Funds From Operations ("FFO")
The Company uses FFO in addition to net income to report its operating and financial results and considers FFO and FFO -diluted as supplemental measures for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts ("Nareit") defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from extraordinary items and sales of depreciated operating properties, plus real estate related depreciation and amortization, impairment write-downs of real estate and write-downs of investments in an affiliate where the write-downs have been driven by a decrease in the value of real estate held by the affiliate and after adjustments for unconsolidated joint ventures. As a result of changes in the accounting standard ASC 606 effective January 1, 2018, the Company began treating its joint venture in Chandler Freehold as a Financing Arrangement for accounting purposes. In connection with this treatment, the Company recognizes financing expense on (i) the changes in fair value of the financing arrangement obligation, (ii) any payments to the joint venture partner equal to their pro rata share of net income and (iii) any payments to the joint venture partner less than or in excess of their pro rata share of net income. The Company excludes from its definition of FFO the noted expense related to the changes in fair value and for the payments to the joint venture partner less than or in excess of their pro rata share of net income. Although the Nareit definition of FFO predates this guidance for accounting for financing arrangements, the Company believes that excluding the noted expense resulting from the Financing Arrangement is consistent with the key objective of FFO as a performance measure and it allows the Company’s current FFO to be comparable with the Company’s FFO from prior quarters. Adjustments for unconsolidated joint ventures are calculated to reflect FFO on the same basis.The Company also presents FFO excluding costs associated with shareholder activism.
FFO and FFO on a diluted basis are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization, as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. The Company believes that such a presentation also provides investors with a meaningful measure of its operating results in comparison to the operating results of other REITs. In addition, the Company believes that FFO excluding non-routine costs associated with shareholder activism provides useful supplemental information regarding the Company’s performance as it shows a more meaningful and consistent comparison of the Company’s operating performance and allows investors to more easily compare the Company’s results. The Company further believes that FFO on a diluted basis is a measure investors find most useful in measuring the dilutive impact of outstanding convertible securities.
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

Funds From Operations ("FFO") (Continued)
The following reconciles net income (loss) attributable to the Company to FFO and FFO-diluted attributable to common stockholders and unit holders-basic and diluted, excluding costs related to shareholder activism for the three and six months ended June 30, 2018 and 2017 (dollars and shares in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss) attributable to the Company	$7,816	$26,638	$(25,757)	$95,881
Adjustments to reconcile net income (loss) attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted:
Noncontrolling interests in the Operating Partnership	562	1,987	(1,888)	7,095
Loss (gain) on sale or write down of assets, net—consolidated assets	9,518	477	47,030	(49,088)
Add: noncontrolling interests share of (loss) gain on sale or write down of assets—consolidated assets	(10)	—	580	—
Add: gain on sale of undepreciated assets—consolidated assets	548	—	1,355	—
Less: loss on write-down of non-real estate assets—consolidated assets	—	—	—	(10,138)
Gain on sale or write down of assets—unconsolidated joint ventures, net(1)	(203)	—	(46)	(2,269)
Add: gain (loss) on sale of undepreciated assets—unconsolidated joint ventures(1)	307	—	(1,778)	660
Depreciation and amortization—consolidated assets	78,868	83,243	158,805	166,316
Less: noncontrolling interests in depreciation and amortization—consolidated assets	(3,635)	(3,715)	(7,276)	(7,608)
Depreciation and amortization—unconsolidated joint ventures(1)	42,596	43,450	86,180	88,215
Less: depreciation on personal property	(3,322)	(3,446)	(6,667)	(6,827)
Financing expense in connection with the adoption of ASC 606 (Chandler Freehold)	(7,357)	—	(1,337)	—
FFO attributable to common stockholders and unit holders—basic and diluted	125,688	148,634	249,201	282,237
Costs related to shareholder activism	19,369	—	19,369	—
FFO attributable to common stockholders and unit holders, excluding costs related to shareholder activism—basic and diluted	$145,057	$148,634	$268,570	$282,237
Weighted average number of FFO shares outstanding for:
FFO attributable to common stockholders and unit holders—basic(2)	151,535	152,221	151,426	153,199
Adjustments for impact of dilutive securities in computing FFO—diluted:
Share and unit based compensation plans	—	33	8	47
FFO attributable to common stockholders and unit holders—diluted (3)	151,535	152,254	151,434	153,246

(1)	Unconsolidated joint ventures are presented at the Company's pro rata share.

(2)
Calculated based upon basic net income as adjusted to reach basic FFO. Includes 10.4 million and 10.5 million OP Units for the three months ended June 30, 2018 and 2017, respectively, and 10.3 million and 10.6 million OP Units for the six months ended June 30, 2018 and 2017, respectively.

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
The following table sets forth information as of June 30, 2018 concerning the Company's long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the twelve months ended June 30,
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long-term debt:
Fixed rate	$171,649	$670,813	$592,847	$364,404	$152,242	$1,670,728	$3,622,683	$3,618,946
Average interest rate	3.38%	3.58%	4.56%	4.09%	4.42%	3.64%	3.84%
Floating rate	—	200,000	130,000	1,035,000	—	—	1,365,000	1,338,746
Average interest rate	—%	3.48%	4.13%	3.52%	—%	—%	3.57%
Total debt—Consolidated Centers	$171,649	$870,813	$722,847	$1,399,404	$152,242	$1,670,728	$4,987,683	$4,957,692
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long-term debt (at Company's pro rata share):
Fixed rate	$29,547	$36,500	$148,844	$45,794	$641,360	$2,055,509	$2,957,554	$2,987,820
Average interest rate	3.68%	3.69%	3.81%	3.70%	3.46%	3.94%	3.82%
Floating rate	9,363	9,526	38,243	15,000	158,750	—	230,882	224,147
Average interest rate	3.73%	3.70%	3.74%	3.18%	3.79%	—%	3.74%
Total debt—Unconsolidated Joint Venture Centers	$38,910	$46,026	$187,087	$60,794	$800,110	$2,055,509	$3,188,436	$3,211,967
The consolidated Centers' total fixed rate debt at June 30, 2018 and December 31, 2017 was $3.6 billion. The average interest rate on such fixed rate debt at June 30, 2018 and December 31, 2017 was 3.84% and 3.85%, respectively. The consolidated Centers' total floating rate debt at June 30, 2018 and December 31, 2017 was $1.4 billion and $1.5 billion, respectively. The average interest rate on such floating rate debt at June 30, 2018 and December 31, 2017 was 3.57% and 2.98%, respectively.
The Company's pro rata share of the unconsolidated joint venture Centers' fixed rate debt at June 30, 2018 and December 31, 2017 was $3.0 billion and $2.7 billion, respectively. The average interest rate on such fixed rate debt at June 30, 2018 and December 31, 2017 was 3.82%, and 3.79% respectively. The Company's pro rata share of the unconsolidated joint venture Centers' floating rate debt at June 30, 2018 and December 31, 2017 was $230.9 million and $106.3 million, respectively. The average interest rate on such floating rate debt at June 30, 2018 and December 31, 2017 was 3.74% and 2.86%, respectively.
In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $16.0 million per year based on $1.6 billion of floating rate debt outstanding at June 30, 2018.
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
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of June 30, 2018, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
On April 18, 2018, June 19, 2018 and June 29, 2018, the Company, as general partner of the Operating Partnership, issued 25,000, 25,000 and 3,704 shares of common stock of the Company, respectively, upon the redemption of 53,704 common partnership units of the Operating Partnership. These shares of common stock were issued in private placements to three limited partners of the Operating Partnership, each an accredited investor, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2018 to April 30, 2018	—	$—	—	$278,707,048
May 1, 2018 to May 31, 2018	—	—	—	$278,707,048
June 1, 2018 to June 30, 2018	—	—	—	$278,707,048
	—	$—	—

(1)	On February 12, 2017, the Company's Board of Directors authorized the repurchase of up to $500.0 million of the Company's outstanding common shares from time to time as market conditions warrant.
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

3.2	Amended and Restated Bylaws of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date May 17, 2018).
31.1	Section 302 Certification of Arthur Coppola, Chief Executive Officer
31.2	Section 302 Certification of Thomas O'Hern, Chief Financial Officer
32.1*	Section 906 Certifications of Arthur Coppola and Thomas O'Hern
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
* Furnished herewith.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MACERICH COMPANY
		By:	/s/ THOMAS E. O'HERN
Thomas E. O'Hern
Senior Executive Vice President and Chief Financial Officer
Date:	August 3, 2018		(Principal Financial Officer)