Form 10-Q
period 2018-09-30
MACERICH CO
filed 2018-11-05
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
YES ☒       NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding twelve (12) months (or for such shorter period that the registrant was required to submit such files).
YES ☒        NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of large accelerated filer, accelerated filer, smaller reporting company and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO ☒
Number of shares outstanding as of November 2, 2018 of the registrant's common stock, par value $0.01 per share: 141,050,902 shares

THE MACERICH COMPANY
FORM 10-Q

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS:
Property, net	$6,821,038	$7,109,230
Cash and cash equivalents	93,479	91,038
Restricted cash	50,621	52,067
Tenant and other receivables, net	105,299	112,653
Deferred charges and other assets, net	387,449	449,190
Due from affiliates	87,670	82,162
Investments in unconsolidated joint ventures	1,465,174	1,709,522
Total assets	$9,010,730	$9,605,862
LIABILITIES AND EQUITY:
Mortgage notes payable:
Related parties	$167,747	$171,569
Others	3,917,114	4,066,511
Total	4,084,861	4,238,080
Bank and other notes payable	788,122	932,184
Accounts payable and accrued expenses	61,308	58,412
Other accrued liabilities	288,780	325,701
Distributions in excess of investments in unconsolidated joint ventures	115,299	83,486
Financing arrangement obligation	384,431	—
Total liabilities	5,722,801	5,637,863
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 141,199,860 and 140,993,985 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1,412	1,410
Additional paid-in capital	4,563,103	4,510,489
Accumulated deficit	(1,520,209)	(830,279)
Accumulated other comprehensive income (loss)	142	(42)
Total stockholders' equity	3,044,448	3,681,578
Noncontrolling interests	243,481	286,421
Total equity	3,287,929	3,967,999
Total liabilities and equity	$9,010,730	$9,605,862
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Minimum rents	$146,256	$144,991	$431,546	$443,439
Percentage rents	3,325	2,806	6,724	6,784
Tenant recoveries	68,045	72,897	202,899	214,257
Other	13,520	11,701	40,218	40,484
Management Companies	11,052	10,056	32,090	31,955
Total revenues	242,198	242,451	713,477	736,919
Expenses:
Shopping center and operating expenses	72,101	75,598	214,683	222,527
Management Companies' operating expenses	21,526	22,046	80,815	76,779
REIT general and administrative expenses	5,439	5,287	18,414	21,208
Costs related to shareholder activism	—	—	19,369	—
Depreciation and amortization	81,803	83,147	240,608	249,463
	180,869	186,078	573,889	569,977
Interest expense:
Related parties	1,074	2,175	8,481	6,567
Other	43,853	41,090	127,996	120,320
	44,927	43,265	136,477	126,887
Total expenses	225,796	229,343	710,366	696,864
Equity in income of unconsolidated joint ventures	18,789	23,993	51,330	56,772
Co-venture expense	—	(3,150)	—	(11,150)
Income tax (expense) benefit	(466)	(2,869)	1,799	178
Gain (loss) on sale or write down of assets, net	46,516	(11,854)	(514)	37,234
Net income	81,241	19,228	55,726	123,089
Less net income attributable to noncontrolling interests	7,213	1,730	7,455	9,710
Net income attributable to the Company	$74,028	$17,498	$48,271	$113,379
Earnings per common share—attributable to common stockholders:
Basic	$0.52	$0.12	$0.34	$0.79
Diluted	$0.52	$0.12	$0.34	$0.79
Weighted average number of common shares outstanding:
Basic	141,196,000	141,299,000	141,120,000	142,188,000
Diluted	141,196,000	141,310,000	141,125,000	142,223,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	81,241	19,228	$55,726	$123,089
Other comprehensive income:
Interest rate cap/swap agreements	175	—	184	—
Comprehensive income	81,416	19,228	55,910	123,089
Less net income attributable to noncontrolling interests	7,213	1,730	7,455	9,710
Comprehensive income attributable to the Company	$74,203	$17,498	$48,455	$113,379
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENT OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2018	140,993,985	$1,410	$4,510,489	$(830,279)	$(42)	$3,681,578	$286,421	$3,967,999
Net income	—	—	—	48,271	—	48,271	7,455	55,726
Cumulative effect of adoption of ASU 2014-09	—	—	—	(424,859)	—	(424,859)	—	(424,859)
Interest rate cap/swap agreements	—	—	—	—	184	184	—	184
Amortization of share and unit-based plans	121,924	1	28,218	—	—	28,219	—	28,219
Employee stock purchases	17,240	—	806	—		806	—	806
Distributions declared ($2.22) per share	—	—	—	(313,342)	—	(313,342)	—	(313,342)
Distributions to noncontrolling interests	—	—	—	—	—	—	(26,101)	(26,101)
Contributions from noncontrolling interests	—	—	—	—		—	16	16
Conversion of noncontrolling interests to common shares	66,711	1	74	—	—	75	(75)	—
Redemption of noncontrolling interests	—	—	(486)	—	—	(486)	(233)	(719)
Adjustment of noncontrolling interests in Operating Partnership	—	—	24,002	—	—	24,002	(24,002)	—
Balance at September 30, 2018	141,199,860	$1,412	$4,563,103	$(1,520,209)	$142	$3,044,448	$243,481	$3,287,929
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$55,726	$123,089
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale or write down of assets, net	514	(37,234)
Depreciation and amortization	246,038	253,793
Amortization of premium on mortgage notes payable	(696)	(2,799)
Amortization of share and unit-based plans	22,644	25,159
Straight-line rent adjustment	(8,963)	(7,502)
Amortization of above and below-market leases	(2,461)	(408)
Provision for doubtful accounts	3,787	3,806
Income tax benefit	(1,799)	(178)
Equity in income of unconsolidated joint ventures	(51,330)	(56,772)
Distributions of income from unconsolidated joint ventures	1,664	—
Change in fair value of financing arrangement obligation	(9,279)	—
Co-venture expense	—	11,150
Changes in assets and liabilities, net of dispositions:
Tenant and other receivables	2,579	838
Other assets	7,143	11,743
Due from affiliates	(5,508)	(13,004)
Accounts payable and accrued expenses	6,692	11,263
Other accrued liabilities	(19,590)	(23,094)
Net cash provided by operating activities	247,161	299,850
Cash flows from investing activities:
Development, redevelopment, expansion and renovation of properties	(133,325)	(90,758)
Property improvements	(32,858)	(34,425)
Proceeds from repayment of notes receivable	829	628
Deferred leasing costs	(23,792)	(25,045)
Distributions from unconsolidated joint ventures	541,336	226,152
Contributions to unconsolidated joint ventures	(179,060)	(80,332)
Proceeds from sale of assets	83,029	168,471
Net cash provided by investing activities	256,159	164,691

THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands) (Unaudited)
	For the Nine Months Ended September 30,
	2018	2017
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	295,000	510,000
Payments on mortgages, bank and other notes payable	(457,710)	(424,439)
Deferred financing costs	(275)	(2,586)
Payment of finance deposits	—	(8,600)
Proceeds from share and unit-based plans	806	986
Stock repurchases	—	(221,428)
Redemption of noncontrolling interests	(719)	(909)
Contribution from noncontrolling interests	16	—
Dividends and distributions	(339,443)	(328,733)
Distributions to co-venture partner	—	(11,005)
Net cash used in financing activities	(502,325)	(486,714)
Net increase (decrease) in cash, cash equivalents and restricted cash	995	(22,173)
Cash, cash equivalents and restricted cash, beginning of period	143,105	143,997
Cash, cash equivalents and restricted cash, end of period	$144,100	$121,824
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$142,680	$124,686
Non-cash investing and financing transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$48,827	$30,706
Mortgage notes payable assumed in exchange for investments in unconsolidated joint ventures	$139,249	$—
Disposition of property in exchange for investments in unconsolidated joint ventures	$36,305	$—
Conversion of Operating Partnership Units to common stock	$75	$15,195
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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of September 30, 2018, the Company was the sole general partner of and held a 93% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
The Operating Partnership's consolidated VIEs included the following assets and liabilities:

	September 30, 2018	December 31, 2017
Assets:
Property, net	$264,946	$288,881
Other assets	27,579	60,586
Total assets	$292,525	$349,467
Liabilities:
Mortgage notes payable	$126,279	$129,436
Other liabilities	40,634	72,705
Total liabilities	$166,913	$202,141
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
The FASB has provided a transition package of practical expedients for implementation, which include (i) relief from re-assessing whether an expired or existing contract meets the definition of a lease, (ii) relief from re-assessing the classification of expired or existing leases at the adoption date and (iii) allowing previously capitalized initial direct leasing costs to continue to be amortized. In July 2018, the FASB issued ASU 2018-11, “Leases: Targeted improvements”, which provides companies with an additional transition option that would permit the application of the standard as of the adoption date rather than to all periods presented. The Company plans to utilize this transition option when it adopts the new standard on January 1, 2019 and also plans to elect to use the transition practical expedients package available to the Company under the new standard.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
2. Summary of Significant Accounting Policies: (Continued)

Recent Accounting Pronouncements: (Continued)
Under ASU 2016-02, initial direct costs for both lessees and lessors would include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, the Company will no longer be able to capitalize internal leasing costs and instead will be required to expense these costs as incurred. The Company capitalized internal leasing costs of $5,141 and $5,376 during the three months ended September 30, 2018 and 2017, respectively, and $16,928 and $17,075 during the nine months ended September 30, 2018 and 2017, respectively.
For leases where the Company is the lessee, the adoption of the standard will significantly change the accounting on the Company's consolidated balance sheets since these leases will be required to be recorded on the Company’s consolidated balance sheets as an obligation of the Company. Existing leases executed before the January 1, 2019 adoption date will continue to be accounted for as operating leases and the new guidance will not have a material impact on the Company's recognition of lease expense.
On November 17, 2016, the FASB issued ASU 2016-18, “Restricted Cash,” which requires that the statement of cash flows explain the change during a reporting period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. This standard states that transfers between cash, cash equivalents, and restricted cash are not part of the entity’s operating, investing, and financing activities. Therefore, restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. On January 1, 2018, the Company adopted the standard and retrospectively applied the guidance of the standard to the prior period presented, which resulted in an increase of $785 in net cash provided by investing activities on its consolidated statements of cash flows for the nine months ended September 30, 2017.
The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported on the Company's consolidated balance sheets to the totals shown on its consolidated statements of cash flows:

	For the Nine Months Ended September 30,
	2018	2017
Beginning of period
Cash and cash equivalents	$91,038	$94,046
Restricted cash	52,067	49,951
Cash, cash equivalents and restricted cash	$143,105	$143,997
End of period
Cash and cash equivalents	$93,479	$71,088
Restricted cash	50,621	50,736
Cash, cash equivalents and restricted cash	$144,100	$121,824
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
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
2. Summary of Significant Accounting Policies: (Continued)

Recent Accounting Pronouncements: (Continued)
In February 2017, the FASB issued ASU No. 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets,” which clarifies the scope of asset derecognition and adds further guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. The Company has concluded that property sales represent transactions with non-customers. Sales of property generally represent only one performance obligation and are recognized when an enforceable contract is in place, collectability is ensured and control is transferred to the buyer. As a result of the adoption of the standard on January 1, 2018, the Company will prospectively measure the noncontrolling interest retained in partial sale transactions of real estate at fair value.
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
3. Earnings Per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of EPS for the three and nine months ended September 30, 2018 and 2017 (shares in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator
Net income	$81,241	$19,228	$55,726	$123,089
Less net income attributable to noncontrolling interests	7,213	1,730	7,455	9,710
Net income attributable to the Company	74,028	17,498	48,271	113,379
Allocation of earnings to participating securities	(278)	(193)	(824)	(567)
Numerator for basic and diluted EPS—net income attributable to common stockholders	$73,750	$17,305	$47,447	$112,812
Denominator
Denominator for basic EPS—weighted average number of common shares outstanding	141,196	141,299	141,120	142,188
Effect of dilutive securities(1):
Share and unit-based compensation plans	—	11	5	35
Denominator for diluted EPS—weighted average number of common shares outstanding	141,196	141,310	141,125	142,223
EPS—net income attributable to common stockholders:
Basic	$0.52	$0.12	$0.34	$0.79
Diluted	$0.52	$0.12	$0.34	$0.79

(1)
Diluted EPS excludes 90,619 convertible preferred partnership units for the three and nine months ended September 30, 2018 and 2017, as their impact was antidilutive. Diluted EPS excludes 10,377,936 and 10,324,376 Operating Partnership units ("OP Units") for the three months ended September 30, 2018 and 2017, respectively, and 10,355,946 and 10,479,806 OP Units for the nine months ended September 30, 2018 and 2017, respectively, as their impact was antidilutive.

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
On September 18, 2017, the Company's joint venture in Fashion District Philadelphia sold its ownership interest in an office building for $61,500, resulting in a gain on sale of assets of $13,426. The Company's pro rata share of the gain on the sale of assets of $6,713 was included in equity in income from unconsolidated joint ventures. The Company used its share of the proceeds to fund repurchases under the 2017 Stock Buyback Program (See Note 13—Stockholders' Equity).
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
On July 6, 2018, the Company’s joint venture in The Market at Estrella Falls, a 298,000 square foot community center in Goodyear, Arizona, sold the property for $49,100, resulting in a gain on sale of assets of $12,598. The Company's share of the gain of $2,996 was included in equity in income from unconsolidated joint ventures. The proceeds were used to pay off the $24,118 mortgage loan payable on the property, settle development obligations and for distributions to the partners. The Company used its share of the net proceeds for general corporate purposes.
On August 31, 2018, the Company completed the sale of a 75% ownership interest in Westside Pavilion, a 755,000 square foot regional shopping center in Los Angeles, California, for $142,500, resulting in a gain on sale of assets of $46,242. The sales price was funded by a cash payment of $36,903 and the assumption of a pro rata share of the mortgage note payable on the property of $105,597. From March 1, 2018 to the completion of the sale, the Company accounted for its interest in Westside Pavilion as a collaborative arrangement (See Note 14—Collaborative Arrangement). Since completion of the sale, the Company has accounted for its ownership interest in Westside Pavilion under the equity method of accounting.
On September 6, 2018, the Company formed a 50/50 joint venture with Simon Property Group to develop Los Angeles Premium Outlets, a 400,000 square foot outlet center in Carson, California. The joint venture expects to complete the first phase of the development in fall 2021.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	September 30, 2018	December 31, 2017
Assets(1):
Property, net	$9,212,359	$9,052,105
Other assets	717,509	635,838
Total assets	$9,929,868	$9,687,943
Liabilities and partners' capital(1):
Mortgage and other notes payable(2)	$6,064,931	$5,296,594
Other liabilities	390,211	405,052
Company's capital	1,893,278	2,188,057
Outside partners' capital	1,581,448	1,798,240
Total liabilities and partners' capital	$9,929,868	$9,687,943
Investments in unconsolidated joint ventures:
Company's capital	$1,893,278	$2,188,057
Basis adjustment(3)	(543,403)	(562,021)
	$1,349,875	$1,626,036

Assets—Investments in unconsolidated joint ventures	$1,465,174	$1,709,522
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(115,299)	(83,486)
	$1,349,875	$1,626,036

(1)
These amounts include the assets of $3,047,915 and $3,106,105 of Pacific Premier Retail LLC (the "PPR Portfolio") as of September 30, 2018 and December 31, 2017, respectively, and liabilities of $1,856,185 and $1,872,227 of the PPR Portfolio as of September 30, 2018 and December 31, 2017, respectively.

(2)
Included in mortgage and other notes payable are amounts due to an affiliate of Northwestern Mutual Life ("NML") of $699,437 and $482,332 as of September 30, 2018 and December 31, 2017, respectively. NML is considered a related party because it was a joint venture partner with the Company in Macerich Northwestern Associates—Broadway Plaza until October 12, 2018. Interest expense on these borrowings was $7,148 and $4,903 for the three months ended September 30, 2018 and 2017, respectively, and $19,264 and $12,992 for the nine months ended September 30, 2018 and 2017, respectively.

(3)
The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $1,160 and $4,227 for the three months ended September 30, 2018 and 2017, respectively, and $8,787 and $12,451 for the nine months ended September 30, 2018 and 2017, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	PPR Portfolio	Other Joint Ventures	Total
Three Months Ended September 30, 2018
Revenues:
Minimum rents	$32,999	$123,799	$156,798
Percentage rents	1,012	4,591	5,603
Tenant recoveries	11,884	47,286	59,170
Other	991	13,081	14,072
Total revenues	46,886	188,757	235,643
Expenses:
Shopping center and operating expenses	9,893	61,528	71,421
Interest expense	16,680	37,968	54,648
Depreciation and amortization	24,582	61,323	85,905
Total operating expenses	51,155	160,819	211,974
(Loss) gain on sale or write down of assets, net	(47)	12,622	12,575
Net (loss) income	$(4,316)	$40,560	$36,244
Company's equity in net (loss) income	$(148)	$18,937	$18,789
Three Months Ended September 30, 2017
Revenues:
Minimum rents	$35,052	$123,663	$158,715
Percentage rents	903	3,953	4,856
Tenant recoveries	12,015	47,841	59,856
Other	1,713	12,329	14,042
Total revenues	49,683	187,786	237,469
Expenses:
Shopping center and operating expenses	10,591	60,394	70,985
Interest expense	16,890	33,214	50,104
Depreciation and amortization	25,449	62,958	88,407
Total operating expenses	52,930	156,566	209,496
Gain on sale or write down of assets, net	—	13,426	13,426
Net (loss) income	$(3,247)	$44,646	$41,399
Company's equity in net income	$620	$23,373	$23,993

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

	PPR Portfolio	Other Joint Ventures	Total
Nine Months Ended September 30, 2018
Revenues:
Minimum rents	$98,619	$375,447	$474,066
Percentage rents	1,713	7,664	9,377
Tenant recoveries	34,684	142,702	177,386
Other	3,252	39,145	42,397
Total revenues	138,268	564,958	703,226
Expenses:
Shopping center and operating expenses	29,091	183,174	212,265
Interest expense	50,176	108,356	158,532
Depreciation and amortization	73,137	184,708	257,845
Total operating expenses	152,404	476,238	628,642
(Loss) gain on sale or write down of assets, net	(47)	14,151	14,104
Net (loss) income	$(14,183)	$102,871	$88,688
Company's equity in net (loss) income	$(1,021)	$52,351	$51,330
Nine Months Ended September 30, 2017
Revenues:
Minimum rents	$100,633	$373,931	$474,564
Percentage rents	1,854	7,817	9,671
Tenant recoveries	34,827	141,875	176,702
Other	4,141	36,857	40,998
Total revenues	141,455	560,480	701,935
Expenses:
Shopping center and operating expenses	30,062	181,475	211,537
Interest expense	50,291	98,469	148,760
Depreciation and amortization	76,527	187,927	264,454
Total operating expenses	156,880	467,871	624,751
(Loss) gain on sale or write down of assets, net	(35)	18,005	17,970
Net (loss) income	$(15,460)	$110,614	$95,154
Company's equity in net (loss) income	$(1,376)	$58,148	$56,772
Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

5. Derivative Instruments and Hedging Activities:
The Company uses interest rate cap and interest rate swap agreements to manage the interest rate risk of its floating rate debt. The Company recorded other comprehensive income related to the marking-to-market of derivative instruments of $175 and $184 for the three and nine months ended September 30, 2018. There were no derivatives outstanding during the three and nine months ended September 30, 2017.
        The following derivatives were outstanding at September 30, 2018:

Property	Notional Amount	Product	LIBOR Rate	Maturity	Fair Value
Santa Monica Place	$300,000	Cap	4.00%	12/9/2019	$1
The Macerich Partnership, L.P.	$400,000	Swap	2.85%	9/14/2021	$173
        The above derivative instruments were designated as hedging instruments with an aggregate fair value (Level 2 measurement) and were included in deferred charges and other assets, net. The fair value of the Company's interest rate derivatives was determined using discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swap. As a result, the Company determined that its interest rate cap and swap valuations in their entirety are classified in Level 2 of the fair value hierarchy.
6. Property, net:
Property, net consists of the following:

	September 30, 2018	December 31, 2017
Land	$1,521,252	$1,567,152
Buildings and improvements	6,308,628	6,385,035
Tenant improvements	659,402	620,352
Equipment and furnishings	186,377	187,998
Construction in progress	176,976	366,996
	8,852,635	9,127,533
Less accumulated depreciation	(2,031,597)	(2,018,303)
	$6,821,038	$7,109,230
Depreciation expense was $69,237 and $69,343 for the three months ended September 30, 2018 and 2017, respectively, and $204,031 and $207,663 for the nine months ended September 30, 2018 and 2017, respectively.
The gain (loss) on sale or write down of assets, net was $46,516 and $(11,854) for the three months ended September 30, 2018 and 2017, respectively, and $(514) and $37,234 for the nine months ended September 30, 2018 and 2017, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
6. Property, net: (Continued)

The gain (loss) on sale or write down of assets, net for the three and nine months ended September 30, 2018 includes a gain of $46,242 on the sale of a 75% ownership interest in Westside Pavilion (See Note 4—Investments in Unconsolidated Joint Ventures). The gain (loss) on sale or write down of assets, net for the nine months ended September 30, 2018 also includes a loss of $311 on the sale of Promenade at Casa Grande (See Note 15—Dispositions). The gain (loss) on sale or write down of assets, net for the nine months ended September 30, 2017 includes a gain of $59,698 on the sale of Cascade Mall and Northgate Mall (See Note 15—Dispositions) offset in part by a loss of $10,138 on the write down of an investment in non-real estate assets.
The gain (loss) on sale or write down of assets, net for the nine months ended September 30, 2018 includes impairment losses of $36,338 on SouthPark Mall, $7,494 on two freestanding stores, $1,695 on Southridge Center and $1,043 on Promenade at Casa Grande. The gain (loss) on sale or write down of assets, net for the three and nine months ended September 30, 2017 includes an impairment loss of $12,036 on Southridge Center. The impairment losses were due to the reduction of the estimated holding period of the properties.
The following table summarizes certain of the Company's assets that were measured on a nonrecurring basis as a result of impairment losses recorded for the nine months ended September 30, 2018 as described above:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets	Significant Other Unobservable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
September 30, 2018	$72,700	$—	$72,700	$—
The fair values relating to the impairments were based on sales contracts.
7. Tenant and Other Receivables, net:
Included in tenant and other receivables, net is an allowance for doubtful accounts of $3,139 and $2,786 at September 30, 2018 and December 31, 2017, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $2,439 and $8,711 at September 30, 2018 and December 31, 2017, respectively, and a deferred rent receivable due to straight-line rent adjustments of $69,664 and $61,859 at September 30, 2018 and December 31, 2017, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

8. Deferred Charges and Other Assets, net:
Deferred charges and other assets, net consist of the following:

	September 30, 2018	December 31, 2017
Leasing	$223,811	$232,819
Intangible assets:
In-place lease values	95,807	108,432
Leasing commissions and legal costs	24,140	25,958
Above-market leases	149,283	164,040
Deferred tax assets	30,366	29,006
Deferred compensation plan assets	50,939	52,221
Distributions in excess of co-venture obligation(1)	—	31,150
Other assets	60,465	66,990
	634,811	710,616
Less accumulated amortization(2)	(247,362)	(261,426)
	$387,449	$449,190

(1)	See Note 11—Financing Arrangement.

(2)
Accumulated amortization includes $70,627 and $74,507 relating to in-place lease values, leasing commissions and legal costs at September 30, 2018 and December 31, 2017, respectively. Amortization expense of in-place lease values, leasing commissions and legal costs was $3,114 and $4,206 for the three months ended September 30, 2018 and 2017, respectively, and $10,504 and $15,755 for the nine months ended September 30, 2018 and 2017, respectively.

The allocated values of above-market leases and below-market leases consist of the following:

	September 30, 2018	December 31, 2017
Above-Market Leases
Original allocated value	$149,283	$164,040
Less accumulated amortization	(54,688)	(60,210)
	$94,595	$103,830
Below-Market Leases(1)
Original allocated value	$108,568	$120,573
Less accumulated amortization	(53,955)	(55,489)
	$54,613	$65,084

(1)	Below-market leases are included in other accrued liabilities.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

9. Mortgage Notes Payable:
Mortgage notes payable at September 30, 2018 and December 31, 2017 consist of the following:

	Carrying Amount of Mortgage Notes(1)
	September 30, 2018		December 31, 2017
Property Pledged as Collateral	Related Party	Other	Related Party	Other	Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Chandler Fashion Center(5)	$—	$199,954	$—	$199,904	3.77%	$625	2019
Danbury Fair Mall	101,977	101,977	104,599	104,598	5.53%	1,538	2020
Fashion Outlets of Chicago(6)	—	199,541	—	199,298	3.76%	600	2020
Fashion Outlets of Niagara Falls USA	—	110,448	—	112,770	4.89%	727	2020
Freehold Raceway Mall(5)	—	398,171	—	398,050	3.94%	1,300	2029
Fresno Fashion Fair	—	323,410	—	323,261	3.67%	971	2026
Green Acres Commons(7)	—	127,776	—	107,219	4.81%	460	2021
Green Acres Mall	—	286,386	—	291,366	3.61%	1,447	2021
Kings Plaza Shopping Center	—	439,695	—	447,231	3.67%	2,229	2019
Oaks, The	—	193,229	—	196,732	4.14%	1,064	2022
Pacific View	—	122,132	—	124,397	4.08%	668	2022
Queens Center	—	600,000	—	600,000	3.49%	1,744	2025
Santa Monica Place(8)	—	296,882	—	296,366	3.76%	865	2022
SanTan Village Regional Center	—	122,376	—	124,703	3.14%	589	2019
Towne Mall	—	20,842	—	21,161	4.48%	117	2022
Tucson La Encantada	65,770	—	66,970	—	4.23%	368	2022
Victor Valley, Mall of	—	114,660	—	114,617	4.00%	380	2024
Vintage Faire Mall	—	259,635	—	263,818	3.55%	1,256	2026
Westside Pavilion(9)	—	—	—	141,020
	$167,747	$3,917,114	$171,569	$4,066,511

(1)
The mortgage notes payable balances includes an unamortized debt premium. Debt premiums represent the excess of the fair value of debt over the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The loan on Fashion Outlets of Niagara Falls USA had a premium of $1,934 and $2,630 at September 30, 2018 and December 31, 2017, respectively.

The mortgage notes payable also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs were $14,232 and $17,838 at September 30, 2018 and December 31, 2017, respectively.

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

(5)	A 49.9% interest in the loan has been assumed by a third party in connection with the Company's joint venture in Chandler Freehold (See Note 11—Financing Arrangement).

(6)	The loan bears interest at LIBOR plus 1.50%. At September 30, 2018 and December 31, 2017, the total interest rate was 3.76% and 3.02%, respectively.

(7)
On March 1, 2018, the Company borrowed the remaining $20,000 available under the loan agreement on the property. The loan bears interest at LIBOR plus 2.15%. At September 30, 2018 and December 31, 2017, the total interest rate was 4.81% and 4.07%, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
9. Mortgage Notes Payable: (Continued)

(8)
The loan bears interest at LIBOR plus 1.35%. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 4.0% during the period ending December 9, 2019 (See Note 5—Derivative Instruments and Hedging Activities). At September 30, 2018 and December 31, 2017, the total interest rate was 3.76% and 3.13%, respectively.

(9)
On August 31, 2018, a 75% interest in the loan was assumed by a third party in connection with the sale of a 75% ownership interest in the underlying property (See Note 4—Investments in Unconsolidated Joint Ventures).

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
Total interest expense capitalized was $3,751 and $3,428 for the three months ended September 30, 2018 and 2017, respectively, and $12,752 and $9,405 for the nine months ended September 30, 2018 and 2017, respectively.
Related party mortgage notes payable are amounts due to an affiliate of NML. See Note 17—Related Party Transactions for interest expense associated with loans from NML.
The estimated fair value (Level 2 measurement) of mortgage notes payable at September 30, 2018 and December 31, 2017 was $4,088,227 and $4,250,816, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

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
Based on the Company's leverage level as of September 30, 2018, the borrowing rate on the facility was LIBOR plus 1.45%. The Company has an interest rate swap agreement that effectively converts $400,000 of the outstanding balance from floating rate debt of LIBOR plus 1.45% to fixed rate debt of 4.30% until September 14, 2021 (See Note 5—Derivative Instruments and Hedging Activities). As of September 30, 2018 and December 31, 2017, borrowings under the line of credit were $790,000 and $935,000, respectively, less unamortized deferred finance costs of $5,781 and $7,548, respectively, at a total interest rate of 4.08% and 3.13%, respectively. As of September 30, 2018 and December 31, 2017, the Company's availability under the line of credit for additional borrowings was $709,720 and $504,412, respectively, The estimated fair value (Level 2 measurement) of the line of credit at September 30, 2018 and December 31, 2017 was $791,233 and $919,158, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
Prasada Note:
On March 29, 2013, the Company issued a $13,330 note payable that bears interest at 5.25% and matures on May 30, 2021. The note payable is collateralized by a portion of a development reimbursement agreement with the City of Surprise, Arizona. At September 30, 2018 and December 31, 2017, the note had a balance of $3,903 and $4,732, respectively. The estimated fair value (Level 2 measurement) of the note at September 30, 2018 and December 31, 2017 was $3,900 and $4,717, respectively, based on current interest rates for comparable notes. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the collateral for the underlying debt.
As of September 30, 2018 and December 31, 2017, the Company was in compliance with all applicable financial loan covenants.
11. Financing Arrangement:
On September 30, 2009, the Company formed a joint venture, whereby a third party acquired a 49.9% interest in Chandler Fashion Center, a 1,316,000 square foot regional shopping center in Chandler, Arizona, and Freehold Raceway Mall, a 1,672,000 square foot regional shopping center in Freehold, New Jersey, referred to herein as Chandler Freehold. As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the formation of Chandler Freehold, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The transaction was initially accounted for as a co-venture arrangement, and accordingly the assets, liabilities and operations of the properties remain on the books of the Company and a co-venture obligation was established for the net cash proceeds received from the third party less costs allocated to a warrant. The co-venture obligation was increased for the allocation of income to the co-venture partner and decreased for distributions to the co-venture partner.
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
11. Financing Arrangement: (Continued)

During the three and nine months ended September 30, 2018 and 2017, the Company incurred interest (income) expense in connection with the financing arrangement as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Distributions of the partner's share of net income	$2,111	$—	$6,577	$—
Distributions in excess of the partner's share of net income	1,754	—	4,803	—
Adjustment to fair value of financing arrangement obligation	(4,893)	—	(9,279)	—
	$(1,028)	$—	$2,101	$—
12. Noncontrolling Interests:
The Company allocates net income of the Operating Partnership based on the weighted average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 93% ownership interest in the Operating Partnership as of September 30, 2018 and December 31, 2017. The remaining 7% limited partnership interest as of September 30, 2018 and December 31, 2017 was owned by certain of the Company's executive officers and directors, certain of their affiliates and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the 10 trading days ending on the respective balance sheet date. Accordingly, as of September 30, 2018 and December 31, 2017, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $579,249 and $671,592, respectively.
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
During the period from February 12, 2017 to December 31, 2017, the Company repurchased a total of 3,627,390 of its common shares for $221,428, representing an average price of $61.01 per share. The Company funded the repurchases from the net proceeds of the sale of Cascade Mall and Northgate Mall (See Note 15—Dispositions), its share of the proceeds from the sale of ownership interests in office buildings at Fashion District Philadelphia and Country Club Plaza (See Note 4—Investments in Unconsolidated Joint Ventures) and from borrowings under its line of credit. There were no repurchases during the three and nine months ended September 30, 2018.

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
14. Collaborative Arrangement:
On March 1, 2018, the Company formed a 25/75 joint venture with a third party, whereby the Company agreed to contribute Westside Pavilion, a 755,000 square foot regional shopping center in Los Angeles, California in exchange for a cash payment of $142,500. The Company completed the transfer on August 31, 2018.
During the period from March 1, 2018 to August 31, 2018, the Company accounted for the operations of Westside Pavilion as a collaborative arrangement. Both partners shared operating control of the property and the Company was reimbursed by the outside partner for 75% of the carrying cost of the property, which were defined in the agreement as operating expenses in excess of revenues, debt service and capital expenditures. Accordingly, the Company reduced minimum rents, percentage rents, tenant recoveries, other revenue, shopping center and operating expenses and interest expense by its partner's 75% share and recorded a receivable due from its partner, which was settled upon completion of the transfer of the property. In addition, the Company was reimbursed by its partner for its 75% share of mortgage loan principal payments and capital expenditures during the period. Since completion of the transfer, the Company has accounted for its investment in Westside Pavilion under the equity method of accounting (See Note 4—Investments in Unconsolidated Joint Ventures).
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
On November 16, 2017, the Company sold 500 North Michigan Avenue, a 326,000 square foot office building in Chicago, Illinois, for $86,350, resulting in a gain on sale of assets of $14,597. The Company used the proceeds from the sale to pay down its line of credit and for other general corporate purposes.
On May 17, 2018, the Company sold Promenade at Casa Grande, a 761,000 square foot community center in Casa Grande, Arizona, for $26,000, resulting in a loss on sale of assets of $311. The Company used the proceeds from the sale to pay down its line of credit and for other general corporate purposes.
16. Commitments and Contingencies:
The Company has certain properties that are subject to non-cancelable operating leases. The leases expire at various times through 2098, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. Rent expense was $4,571 and $4,301 for the three months ended September 30, 2018 and 2017, respectively, and $13,379 and $12,785 for the nine months ended September 30, 2018 and 2017, respectively.
No contingent rent was incurred during the three and nine months ended September 30, 2018 or 2017.
As of September 30, 2018, the Company was contingently liable for $65,780 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

16. Commitments and Contingencies: (Continued)

The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreements. At September 30, 2018, the Company had $8,894 in outstanding obligations which it believes will be settled in the next twelve months.
17. Related Party Transactions:
Certain unconsolidated joint ventures have engaged the Management Companies to manage the operations of the Centers. Under these arrangements, the Management Companies are reimbursed for compensation paid to on-site employees, leasing agents and project managers at the Centers, as well as insurance costs and other administrative expenses.
The following are fees charged to unconsolidated joint ventures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Management fees	$4,971	$4,749	$14,366	$13,914
Development and leasing fees	3,970	3,385	10,895	11,376
	$8,941	$8,134	$25,261	$25,290
Certain mortgage notes on the properties are held by NML (See Note 9—Mortgage Notes Payable). Interest expense in connection with these notes was $2,102 and $2,175 for the three months ended September 30, 2018 and 2017, respectively, and $6,380 and $6,567 for the nine months ended September 30, 2018 and 2017, respectively. Included in accounts payable and accrued expenses is interest payable on these notes of $699 and $716 at September 30, 2018 and December 31, 2017, respectively.
Interest (income) expense from related party transactions also includes $(1,028) and $2,101 for the three and nine months ended September 30, 2018 in connection with the Financing Arrangement (See Note 11—Financing Arrangement).
Due from affiliates includes unreimbursed costs and fees from unconsolidated joint ventures due to the Management Companies. As of September 30, 2018 and December 31, 2017, the amounts due from the unconsolidated joint ventures was $9,482 and $5,411, respectively.
In addition, due from affiliates at September 30, 2018 and December 31, 2017 included a note receivable from RED/303 LLC ("RED") that bears interest at 5.25% and matures on May 30, 2021. Interest income earned on this note was $55 and $66 for the three months ended September 30, 2018 and 2017, respectively, and $172 and $204 for the nine months ended September 30, 2018 and 2017, respectively. The balance on this note was $3,903 and $4,796 at September 30, 2018 and December 31, 2017, respectively. RED is considered a related party because it is a partner in a joint venture development project. The note is collateralized by RED's membership interest in the development project.
Also included in due from affiliates is a note receivable from Lennar Corporation that bears interest at LIBOR plus 2% and matures upon the completion of certain milestones in connection with the development of Fashion Outlets of San Francisco. Interest income earned on this note was $808 and $621 for the three months ended September 30, 2018 and 2017, respectively, and $2,330 and $1,839 for the nine months ended September 30, 2018 and 2017, respectively. The balance on this note was $74,285 and $71,955 at September 30, 2018 and December 31, 2017, respectively. Lennar Corporation is considered a related party because it is a joint venture partner in Fashion Outlets of San Francisco.

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
During the nine months ended September 30, 2018, the Company granted the following LTIP Units:

Grant Date	Units	Type	Fair Value per LTIP Unit	Vest Date
1/1/2018	65,466	Service-based	$65.68	12/31/2020
1/1/2018	291,326	Market-indexed	$44.28	12/31/2020
1/29/2018	13,632	Service-based	$66.02	2/1/2022
1/29/2018	1,893	Service-based	$66.02	12/31/2020
1/29/2018	7,775	Market-indexed	$48.23	12/31/2020
3/2/2018	99,407	Service-based	$59.04	3/2/2018
4/26/2018	89,637	Service-based	$55.78	4/26/2018
	569,136
The fair value of the market-indexed LTIP Units (Level 3) granted on January 1, 2018 were estimated on the date of grant using a Monte Carlo Simulation model that assumed a risk free interest rate of 1.98% and an expected volatility of 23.38%. The fair value of the market-indexed LTIP Units granted on January 29, 2018 were estimated on the date of grant using a Monte Carlo Simulation model that assumed a risk free interest rate of 2.25% and an expected volatility of 23.86%.
The following table summarizes the activity of the non-vested LTIP Units, phantom stock units and stock units:

	LTIP Units		Phantom Stock Units		Stock Units
	Units	Value(1)	Units	Value(1)	Units	Value(1)
Balance at January 1, 2018	636,632	$52.36	4,054	$79.82	151,355	$73.32
Granted	569,136	51.78	8,765	61.46	87,193	58.85
Vested	(189,044)	57.49	(10,581)	54.70	(108,201)	74.21
Forfeited	(23,666)	44.28	(845)	77.91	—	—
Balance at September 30, 2018	993,058	$51.24	1,393	$66.79	130,347	$64.24

(1) Value represents the weighted average grant date fair value.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
18. Share and Unit-Based Plans: (Continued)

The following table summarizes the activity of the stock appreciations rights ("SARs") and stock options outstanding:

	SARs		Stock Options
	Units	Value(1)	Units	Value(1)
Balance at January 1, 2018	235,439	$53.83	35,565	$57.32
Granted	—	—	—	—
Exercised	(235,439)	53.83	—	—
Balance at September 30, 2018	—	$—	35,565	$57.32

(1) Value represents the weighted average exercise price.
The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
LTIP Units	$3,440	$5,269	$21,823	$24,892
Stock units	972	1,002	5,717	4,947
Stock options	32	34	94	53
Phantom stock units	172	185	585	545
	$4,616	$6,490	$28,219	$30,437

The Company capitalized share and unit-based compensation costs of $1,062 and $983 for the three months ended September 30, 2018 and 2017, respectively, and $5,575 and $5,278 for the nine months ended September 30, 2018 and 2017, respectively. Unrecognized compensation costs of share and unit-based plans at September 30, 2018 consisted of $6,882 from LTIP Units, $3,023 from stock units, $83 from stock options and $40 from phantom stock units.
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
The income tax provision of the TRSs are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Current	$—	$—	$439	$—
Deferred	(466)	(2,869)	1,360	178
Total income tax (expense) benefit	$(466)	$(2,869)	$1,799	$178

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
19. Income Taxes: (Continued)

The net operating loss carryforwards are currently scheduled to expire through 2037, beginning in 2025. Net deferred tax assets of $30,366 and $29,006 were included in deferred charges and other assets, net at September 30, 2018 and December 31, 2017, respectively.
The tax years 2014 through 2017 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next twelve months.
20. Subsequent Events:
On October 25, 2018, the Company announced a dividend/distribution of $0.75 per share for common stockholders and OP Unit holders of record on November 9, 2018. All dividends/distributions will be paid 100% in cash on December 3, 2018.

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
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P. (the "Operating Partnership"). As of September 30, 2018, the Operating Partnership owned or had an ownership interest in 48 regional shopping centers and five community/power shopping centers aggregating approximately 52 million square feet of gross leasable area. These 53 regional and community/power shopping centers are referred to hereinafter as the "Centers," unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Management Companies.
The following discussion is based primarily on the consolidated financial statements of the Company for the three and nine months ended September 30, 2018 and 2017. It compares the results of operations for the three months ended September 30, 2018 to the results of operations for the three months ended September 30, 2017. It also compares the results of operations and cash flows for the nine months ended September 30, 2018 to the results of operations and cash flows for the nine months ended September 30, 2017.

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
On September 18, 2017, the Company's joint venture in Fashion District Philadelphia sold its share of an office building for $61.5 million, resulting in a gain on sale of assets of $13.4 million. The Company's pro rata share of the gain on sale of assets of $6.7 million was included in equity in income from unconsolidated joint ventures. The Company used its share of the proceeds to fund repurchases under the 2017 Stock Buyback Program (See "Other Transactions and Events").
On November 16, 2017, the Company sold 500 North Michigan Avenue, a 326,000 square foot office building in Chicago, Illinois, for $86.4 million, resulting in a gain on sale of assets of $14.6 million. The Company used the proceeds from the sale to pay down its line of credit and for other general corporate purposes.
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
On July 6, 2018, the Company’s joint venture in The Market at Estrella Falls, a 298,000 square foot community center in Goodyear, Arizona, sold the property for $49.1 million, resulting in a gain on sale of assets of $12.6 million. The Company's share of the gain of $3.0 million was included in equity in income from unconsolidated joint ventures. The proceeds were used to pay off the $24.1 million mortgage loan payable on the property, settle development obligations and for distributions to the partners. The Company used its share of the net proceeds for general corporate purposes.
On August 31, 2018, the Company completed the sale of a 75% ownership interest in Westside Pavilion, a 755,000 square foot regional shopping center in Los Angeles, California, for $142.5 million, resulting in a gain on sale of assets of $46.2 million. The sales price was funded by a cash payment of $36.9 million and the assumption of a pro rata share of the mortgage note payable on the property of $105.6 million. From March 1, 2018 to the completion of the sale, the Company accounted for its interest in Westside Pavilion as a collaborative arrangement (See Note 14—Collaborative Arrangement of the Company's consolidated financial statements). Upon completion of the sale, the Company has accounted for its ownership interest in Westside Pavilion under the equity method of accounting.
On September 6, 2018, the Company formed a 50/50 joint venture with Simon Property Group to develop Los Angeles Premium Outlets, a 400,000 square foot outlet center in Carson, California. The joint venture expects to complete the first phase of the development in fall 2021.

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
Redevelopment and Development Activities:
The Company's joint venture is proceeding with the redevelopment of Fashion District Philadelphia, an 850,000 square foot shopping center in Philadelphia, Pennsylvania. The project is expected to be completed in September 2019. The total cost of the project is estimated to be between $400.0 million and $420.0 million, with $200.0 million to $210.0 million estimated to be the Company's pro rata share. The Company has funded $145.4 million of the total $290.8 million incurred by the joint venture as of September 30, 2018.
The Company's joint venture in Scottsdale Fashion Square is redeveloping a former Barney's store that will include a 80,000 square foot exterior expansion. The project is expected to be completed in 2019. The total cost of the project is estimated to be between $140.0 million and $160.0 million, with $70.0 million to $80.0 million estimated to be the Company's pro rata share. The Company has funded $21.6 million of the total $43.3 million incurred by the joint venture as of September 30, 2018.
The Company completed the redevelopment of a 250,000 square foot former Sears store at Kings Plaza Shopping Center in July 2018 for a total cost of $113.8 million.
Other Transactions and Events:
On February 12, 2017, the Company's Board of Directors authorized the repurchase of up to $500.0 million of its outstanding common shares as market conditions and the Company’s liquidity warrant. Repurchases may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including ASR transactions, or other methods of acquiring shares, from time to time as permitted by securities laws and other legal requirements. During the period from February 12, 2017 to December 31, 2017, the Company repurchased a total of 3,627,390 of its common shares for $221.4 million, representing an average price of $61.01 per share. The Company funded the repurchases from the net proceeds of the sale of Cascade Mall and Northgate Mall (See "Dispositions"), its share of the proceeds from the sale of ownership interests in office buildings at Fashion District Philadelphia and Country Club Plaza (See "Dispositions") and from borrowings under its line of credit. No repurchases were made during the three and nine months ended September 30, 2018.
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
On February 1 and 2, 2018, the Company reduced its workforce by approximately 10 percent. The Company incurred a one-time charge of $12.7 million in connection with the workforce reduction during the three months ended March 31, 2018.  As a result of the workforce reduction, the Company anticipates expenses, exclusive of the one-time charge, will be reduced by approximately $10.0 million during the year ending December 31, 2019.
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

Results of Operations
Many of the variations in the results of operations, discussed below, occurred because of the transactions affecting the Company's properties described in Management's Overview and Summary above, including the Redevelopment Properties, the JV Transition Center and the Disposition Properties (as defined below).
For purposes of the discussion below, the Company defines "Same Centers" as those Centers that are substantially complete and in operation for the entirety of both periods of the comparison. Non-Same Centers for comparison purposes include those Centers or properties that are going through a substantial redevelopment often resulting in the closing of a portion of the Center (“Redevelopment Properties”), those properties that have recently transitioned to or from equity method joint ventures to or from consolidated assets ("JV Transition Centers") and properties that have been disposed of ("Disposition Properties"). The Company moves a Center in and out of Same Centers based on whether the Center is substantially complete and in operation for the entirety of both periods of the comparison. Accordingly, the Same Centers consist of all consolidated Centers, excluding the Redevelopment Properties, JV Transition Centers and the Disposition Properties, for the periods of comparison.
For the comparison of the three and nine months ended September 30, 2018 to the three and nine months ended September 30, 2017, the Redevelopment Properties are Paradise Valley Mall and certain ground up developments. For the comparison of the three and nine months ended September 30, 2018 to the three and nine months ended September 30, 2017, the JV Transition Center is Westside Pavilion. For the comparison of the three and nine months ended September 30, 2018 to the three and nine months ended September 30, 2017, the Disposition Properties are Promenade at Casa Grande, 500 North Michigan Avenue, Cascade Mall and Northgate Mall.
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
Tenant sales per square foot increased from $659 for the twelve months ended September 30, 2017 to $707 for the twelve months ended September 30, 2018. Occupancy rate increased from 94.3% at September 30, 2017 to 95.1% at September 30, 2018. Releasing spreads remained positive as the Company was able to lease available space at higher average rents than the expiring rental rates, resulting in a releasing spread of $5.61 per square foot ($57.32 on new and renewal leases executed compared to $51.71 on leases expiring), representing a 10.8% increase for the trailing twelve months ended September 30, 2018. The Company expects that releasing spreads will continue to be positive for the remainder of 2018 as it renews or relets leases that are scheduled to expire. These leases that are scheduled to expire in the next twelve months represent 1.0 million square feet of the Centers, accounting for 13.3% of the gross leasable area ("GLA") of mall stores and freestanding stores, for spaces 10,000 square feet and under, as of September 30, 2018. These calculations exclude Centers under development or redevelopment and property dispositions (See "Acquisitions and Dispositions" and "Redevelopment and Development Activities" in Management's Overview and Summary).
During the trailing twelve months ended September 30, 2018, the Company signed 225 new leases and 323 renewal leases comprising approximately 0.9 million square feet of GLA, of which 0.6 million square feet related to the consolidated Centers. The annual initial average base rent for new and renewal leases was $57.32 per square foot for the trailing twelve months ended September 30, 2018 with an average tenant allowance of $29.73 per square foot.
In recent years a number of companies in the retail industry, including some of the Company’s tenants, have declared bankruptcy, gone out of business or significantly reduced the number of their retail stores. These events have not had a material impact on the Company’s results of operations to date and, as noted above, the Company’s key performance indicators all were trending in a positive direction for the quarter ended September 30, 2018.
On October 15, 2018, Sears Holdings Corporation (“Sears”) filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code and announced additional store closings. As of September 30, 2018, the Company had 21 Sears stores totaling approximately 3.1 million square feet of gross leasable area within the Company’s portfolio, which were responsible for approximately 1% of the Company’s total annualized base minimum rents. The Company owns seven of the stores, Sears owns one of the stores, Seritage Growth Properties ("Seritage") owns four stores and the Company indirectly owns an interest in the remaining nine stores through MS Portfolio LLC, the Company’s joint venture with Seritage.

Although there is a risk of lost base minimum rent and the triggering of co-tenancy clauses from such a tenant, there is also the potential to create additional value through the recapturing of space and releasing that space to new tenants at higher rent per square foot, which the Company has demonstrated through its joint venture with Seritage and the completed redevelopment of a former Sears store at Kings Plaza Shopping Center in July 2018 (See “Redevelopment and Development Activities” in Management’s Overview and Summary).
Comparison of Three Months Ended September 30, 2018 and 2017
Revenues:
Minimum and percentage rents (collectively referred to as "rental revenue") increased by $1.8 million, or 1.2%, from 2017 to 2018. The increase in rental revenue is attributed to an increase of $6.6 million from the Same Centers and $0.7 million from the Redevelopment Properties offset in part by decreases of $3.0 million from the Disposition Properties and $2.5 million from the JV Transition Center. Rental revenue includes the amortization of above and below-market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below-market leases changed from a charge of $0.7 million in 2017 to a credit of $0.7 million in 2018. The amortization of straight-line rents increased from $3.0 million in 2017 to $3.5 million in 2018. Lease termination income increased from $3.1 million in 2017 to $3.7 million in 2018. The increase in rental revenue at the Same Centers was primarily due to an increase in lease termination income and improved leasing spreads.
Tenant recoveries decreased $4.9 million, or 6.7%, from 2017 to 2018. This decrease in tenant recoveries is attributed to decreases of $2.6 million from the Same Centers, $1.8 million from the JV Transition Center and $0.5 million from the Disposition Properties.
Management Companies' revenue increased from $10.1 million in 2017 to $11.1 million in 2018. The increase in Management Companies' revenue is primarily due to an increase in development fees from unconsolidated joint ventures.
Shopping Center and Operating Expenses:
Shopping center and operating expenses decreased $3.5 million, or 4.6%, from 2017 to 2018. The decrease in shopping center and operating expenses is attributed to decreases of $1.9 million from the Disposition Properties, $1.6 million from the JV Transition Center and $1.1 million from the Same Centers offset in part by an increase of $1.1 million from the Redevelopment Properties.
Management Companies' Operating Expenses:
Management Companies' operating expenses decreased $0.5 million from 2017 to 2018.
REIT General and Administrative Expenses:
REIT general and administrative expenses increased $0.2 million from 2017 to 2018.
Depreciation and Amortization:
Depreciation and amortization decreased $1.3 million from 2017 to 2018. The decrease in depreciation and amortization is attributed to decreases of $1.4 million from the JV Transition Center, $1.3 million from the Disposition Properties and $0.1 million from the Redevelopment Properties offset in part by an increase of $1.5 million from the Same Centers.
Interest Expense:
Interest expense increased $1.7 million from 2017 to 2018. The increase in interest expense is attributed to increases of $3.3 million from the Same Centers, $0.6 million from the Redevelopment Properties, $0.1 million from the borrowings under the Company's line of credit and $0.1 million from the Disposition Properties offset in part by decreases of $1.4 million from the JV Transition Center and $1.0 million from the Financing Arrangement (See "Other Transactions and Events" in Management's Overview and Summary). The increase in interest expense at the Same Centers is primarily due to the new loans on Green Acres Commons and Freehold Raceway Mall (See "Financing Activities" in Management's Overview and Summary).
The above interest expense items are net of capitalized interest, which increased from $3.4 million in 2017 to $3.8 million in 2018.

Equity in Income of Unconsolidated Joint Ventures:
Equity in income of unconsolidated joint ventures decreased $5.2 million from 2017 to 2018.
Gain (Loss) on Sale or Write Down of Assets, net:
The gain on sale or write down of assets, net increased $58.4 million from 2017 to 2018. The increase in gain on sale or write down of assets, net is primarily due to the gain of $46.2 million on the sale of the 75% ownership interest in Westside Pavilion in 2018 (See "Acquisitions and Dispositions" in Management's Overview and Summary) and an impairment loss of $12.0 million on Southridge Center in 2017. The impairment loss was due to the reduction in the estimated holding periods of the property.
Net Income:
Net income increased $62.0 million from 2017 to 2018 primarily due to the $58.4 million increase in the gain (loss) on sale or write down of assets, net, as discussed above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted increased 3.1% from $145.0 million in 2017 to $149.6 million in 2018. For a reconciliation of net income attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders and FFO attributable to common stockholders and unit holders—diluted, see "Funds From Operations ("FFO")" below.
Comparison of Nine Months Ended September 30, 2018 and 2017
Revenues:
Rental revenue decreased by $12.0 million, or 2.7%, from 2017 to 2018. The decrease in rental revenue is attributed to decreases of $8.2 million from the Disposition Properties, $6.6 million from the JV Transition Center and $0.1 million from the Redevelopment Properties offset in part by an increase of $2.9 million from the Same Centers. The amortization of above and below-market leases increased from $0.4 million in 2017 to $2.5 million in 2018. The amortization of straight-line rents increased from $7.5 million in 2017 to $9.0 million in 2018. Lease termination income decreased from $13.5 million in 2017 to $7.2 million in 2018. The increase in rental revenue at the Same Centers was primarily due to an increase in lease termination income and improved leasing spreads.
Tenant recoveries decreased $11.4 million, or 5.3%, from 2017 to 2018. The decrease in tenant recoveries is attributed to decreases of $7.0 million from the Same Centers, $3.3 million from the JV Transition Center, $0.9 million from the Disposition Properties and $0.2 million from the Redevelopment Properties.
Management Companies' revenue increased from $32.0 million in 2017 to $32.1 million in 2018.
Shopping Center and Operating Expenses:
Shopping center and operating expenses decreased $7.8 million, or 3.5%, from 2017 to 2018. The decrease in shopping center and operating expenses is attributed to decreases of $5.9 million from the Disposition Properties and $4.0 million from the JV Transition Center offset in part by an increase of $1.1 million from the Redevelopment Properties and $1.0 million from the Same Centers.
Management Companies' Operating Expenses:
Management Companies' operating expenses increased $4.0 million from 2017 to 2018. The increase is attributed to a one-time charge of $12.7 million in connection with the Company's reduction in work force in 2018 (See "Other Transactions and Events" in Management's Overview and Summary) offset in part by a reduction in payroll and share and unit-based compensation costs.
REIT General and Administrative Expenses:
REIT general and administrative expenses decreased $2.8 million from 2017 to 2018 due to a reduction in compensation costs.
Costs Related to Shareholder Activism
The Company incurred $19.4 million in costs related to shareholder activism in 2018 (See "Other Transactions and Events" in Management's Overview and Summary).

Depreciation and Amortization:
Depreciation and amortization decreased $8.9 million from 2017 to 2018. The decrease in depreciation and amortization is attributed to decreases of $3.4 million from the JV Transition Center, $3.4 million from the Disposition Properties, $2.0 million from the Same Centers and $0.1 million from the Redevelopment Properties.
Interest Expense:
Interest expense increased $9.6 million from 2017 to 2018. The increase in interest expense was attributed to an increase of $8.1 million from the Same Centers, $2.3 million from borrowings under the Company's line of credit, $2.1 million from the Financing Arrangement (See "Other Transactions and Events" in Management's Overview and Summary), $0.4 million from the Disposition Properties and $0.2 million from the Redevelopment Properties offset in part by a decrease of $3.5 million from the JV Transition Center. The increase in interest expense at the Same Centers is primarily due to the new loans on Green Acres Commons and Freehold Raceway Mall (See "Financing Activities" in Management's Overview and Summary).
The above interest expense items are net of capitalized interest, which increased from $9.4 million in 2017 to $12.8 million in 2018.
Equity in Income of Unconsolidated Joint Ventures:
Equity in income of unconsolidated joint ventures decreased $5.4 million from 2017 to 2018.
Gain (Loss) on Sale or Write Down of Assets, net:
The change in gain (loss) on sale or write down of assets, net was $37.7 million, resulting from a gain of $37.2 million in 2017 and a loss of $0.5 million in 2018. The change in gain (loss) on sale or write down of assets, net is primarily due to the gain of $59.7 million on the sale of Cascade Mall and Northgate Mall in 2017 (See "Acquisitions and Dispositions" in Management's Overview and Summary) and an impairment loss of $36.3 million on SouthPark Mall in 2018 offset in part by the gain of $46.2 million on the sale of a 75% ownership interest in Westside Pavilion in 2018 (See "Acquisitions and Dispositions" in Management's Overview and Summary) and an impairment loss of $12.0 million on Southridge Center in 2017. The impairment losses were due to the reduction in the estimated holding periods of the properties.
Net Income:
Net income decreased $67.4 million from 2017 to 2018, primarily due to the $37.7 million change in gain (loss) on sale or write down of assets, net and the $19.4 million costs related to shareholder activism in 2018, as discussed above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted decreased 6.7% from $427.3 million in 2017 to $398.8 million in 2018. For a reconciliation of net income attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders and FFO attributable to common stockholders and unit holders—diluted, see "Funds From Operations ("FFO")" below.
Operating Activities:
Cash provided by operating activities decreased $52.7 million from 2017 to 2018. The decrease is primarily due to the $19.4 million in costs related to shareholder activism in 2018 (See "Other Transactions and Events" in Management's Overview and Summary), changes in assets and liabilities and the results as discussed above.
Investing Activities:
Cash provided by investing activities increased $91.5 million from 2017 to 2018. The increase in cash provided by investing activities is primarily attributed to an increase in distributions from unconsolidated joint ventures of $315.2 million and a decrease in property improvements of $1.6 million offset in part by an increase in contributions to unconsolidated joint ventures of $98.7 million, a decrease in cash proceeds from the sale of assets of $85.4 million and an increase in development, redevelopment, expansion and renovation of properties costs of $42.6 million.
The increase in distributions from unconsolidated joint ventures is primarily due to the distribution of the Company's share of proceeds from the loans placed on Broadway Plaza and Fashion District Philadelphia (See "Financing Activities" in Management's Overview and Summary) and the sale of The Market at Estrella Falls and the sale of an ownership interest in an office building at Fashion District Philadelphia (See "Acquisitions and Dispositions" in Management's Overview and Summary) in 2018. The decrease in cash proceeds from the sale of assets is attributed to the sales of Cascade Mall and

Northgate Mall in 2017 offset in part by the proceeds from the sale of Promenade at Casa Grande and an ownership interest in Westside Pavilion in 2018 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
Financing Activities:
Cash used in financing activities increased $15.6 million from 2017 to 2018. The increase in cash used in financing activities is primarily due to a decrease in proceeds from mortgages, bank and other notes payable of $215.0 million and an increase in payments on mortgages, bank and other notes payable of $33.3 million offset in part by repurchases of the Company's common stock of $221.4 million in 2017 (See "Other Transactions and Events" in Management's Overview and Summary) and a decrease in distributions to co-venture partner of $11.0 million (See "Other Transactions and Events" in Management's Overview and Summary).
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

	For the Nine Months Ended September 30,
(Dollars in thousands)	2018	2017
Consolidated Centers:
Acquisitions of property and equipment	$31,055	$19,712
Development, redevelopment, expansion and renovation of Centers	128,654	86,287
Tenant allowances	9,059	9,081
Deferred leasing charges	13,836	19,243
	$182,604	$134,323
Joint Venture Centers:
Acquisitions of property and equipment	$8,801	$6,549
Development, redevelopment, expansion and renovation of Centers	103,581	92,514
Tenant allowances	4,596	4,650
Deferred leasing charges	6,841	4,666
	$123,819	$108,379
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
The Company has also generated liquidity in the past, and may continue to do so in the future, through equity offerings and issuances, property refinancings, joint venture transactions and the sale of non-core assets. For example, the Company's recently completed sales of ownership interests in Westside Pavilion and office buildings at Fashion District Philadelphia and Country Club Plaza (See "Acquisitions and Dispositions" in Management's Overview and Summary), the sales of The Market at Estrella Falls, Promenade at Casa Grande, Cascade Mall, Northgate Mall and 500 North Michigan Avenue and the financing of Fashion District Philadelphia and Broadway Plaza (See "Financing Activities" in Management's Overview and Summary). The Company used the proceeds from these transactions to pay down its line of credit and for other general corporate purposes, which included the repurchases of the Company's common stock under the 2017 Stock Buyback Program (See "Other Transactions and Events" in Management's Overview and Summary). Furthermore, the Company has filed a shelf registration statement, which registered an unspecified amount of common stock, preferred stock, depositary shares, debt securities, warrants, rights, stock purchase contracts and units that may be sold from time to time by the Company. The Company expects any additional repurchases of the Company's common stock under the 2017 Stock Buyback Program to be funded by future sales of non-core assets, borrowings under its line of credit and/or refinancing transactions.

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
The Company's total outstanding loan indebtedness at September 30, 2018 was $7.7 billion (consisting of $4.9 billion of consolidated debt, less $318.9 million of noncontrolling interests, plus $3.2 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand.
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
The Company has a $1.5 billion revolving line of credit facility that bears interest at LIBOR plus a spread of 1.30% to 1.90%, depending on the Company's overall leverage level, and matures on July 6, 2020 with a one-year extension option. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2.0 billion. All obligations under the facility are unconditionally guaranteed only by the Company. Based on the Company's leverage level as of September 30, 2018, the borrowing rate on the facility was LIBOR plus 1.45%. The Company has an interest rate swap agreement that effectively converts $400.0 million of the outstanding balance from floating rate debt of LIBOR plus 1.45% to fixed rate debt of 4.30% until September 14, 2021. At September 30, 2018, total borrowings under the line of credit were $790.0 million less unamortized deferred finance costs of $5.8 million with a total interest rate of 4.08%. The Company's availability under the line of credit was $709.7 million at September 30, 2018.
Cash dividends and distributions for the nine months ended September 30, 2018 were $339.4 million. A total of $247.2 million was funded by operations. The remaining $92.3 million was funded from distributions from unconsolidated joint ventures, which were included in the cash flows from investing activities section of the Company's Consolidated Statement of Cash Flows.
At September 30, 2018, the Company was in compliance with all applicable loan covenants under its agreements.
At September 30, 2018, the Company had cash and cash equivalents of $93.5 million.
Off-Balance Sheet Arrangements:
The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the consolidated balance sheets of the Company as investments in unconsolidated joint ventures.
Additionally, as of September 30, 2018, the Company was contingently liable for $65.8 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Contractual Obligations:
The following is a schedule of contractual obligations as of September 30, 2018 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)(1)	$5,552,316	$522,361	$2,426,891	$822,649	$1,780,415
Operating lease obligations(2)	303,091	16,095	33,394	29,460	224,142
Purchase obligations(2)	8,894	8,894	—	—	—
Other long-term liabilities	295,475	213,749	23,102	14,626	43,998
	$6,159,776	$761,099	$2,483,387	$866,735	$2,048,555
_______________________________________________________________________________

(1)	Interest payments on floating rate debt were based on rates in effect at September 30, 2018.

(2)	See Note 16—Commitments and Contingencies in the Company's Notes to Consolidated Financial Statements.

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

Funds From Operations ("FFO") (Continued)
The following reconciles net income (loss) attributable to the Company to FFO and FFO-diluted attributable to common stockholders and unit holders-basic and diluted, excluding costs related to shareholder activism for the three and nine months ended September 30, 2018 and 2017 (dollars and shares in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to the Company	$74,028	$17,498	$48,271	$113,379
Adjustments to reconcile net income (loss) attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted:
Noncontrolling interests in the Operating Partnership	5,432	1,256	3,544	8,351
(Gain) loss on sale or write down of assets, net—consolidated assets	(46,516)	11,854	514	(37,234)
Add: noncontrolling interests share of gain on sale or write down of assets—consolidated assets	—	—	580	—
Add: gain on sale of undepreciated assets—consolidated assets	2,060	727	3,415	727
Less: loss on write-down of non-real estate assets—consolidated assets	—	—	—	(10,138)
Gain on sale or write down of assets—unconsolidated joint ventures, net(1)	(2,968)	(6,712)	(3,014)	(8,981)
Add: gain on sale of undepreciated assets—unconsolidated joint ventures(1)	2,151	—	373	660
Depreciation and amortization—consolidated assets	81,803	83,147	240,608	249,463
Less: noncontrolling interests in depreciation and amortization—consolidated assets	(3,670)	(3,717)	(10,946)	(11,325)
Depreciation and amortization—unconsolidated joint ventures(1)	43,850	44,493	130,030	132,708
Less: depreciation on personal property	(3,453)	(3,499)	(10,120)	(10,326)
Financing expense in connection with the adoption of ASC 606 (Chandler Freehold)	(3,139)	—	(4,476)	—
FFO attributable to common stockholders and unit holders—basic and diluted	149,578	145,047	398,779	427,284
Costs related to shareholder activism	—	—	19,369	—
FFO attributable to common stockholders and unit holders, excluding costs related to shareholder activism—basic and diluted	$149,578	$145,047	$418,148	$427,284
Weighted average number of FFO shares outstanding for:
FFO attributable to common stockholders and unit holders—basic(2)	151,574	151,624	151,476	152,668
Adjustments for impact of dilutive securities in computing FFO—diluted:
Share and unit based compensation plans	—	11	5	35
FFO attributable to common stockholders and unit holders—diluted (3)	151,574	151,635	151,481	152,703

(1)	Unconsolidated joint ventures are presented at the Company's pro rata share.

(2)
Calculated based upon basic net income as adjusted to reach basic FFO. Includes 10.4 million and 10.3 million OP Units for the three months ended September 30, 2018 and 2017, respectively, and 10.4 million and 10.5 million OP Units for the nine months ended September 30, 2018 and 2017, respectively.

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
The following table sets forth information as of September 30, 2018 concerning the Company's long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the twelve months ended September 30,
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long-term debt:
Fixed rate	$368,205	$465,056	$584,818	$358,202	$25,768	$1,669,013	$3,471,062	$3,474,788
Average interest rate	3.57%	3.51%	4.56%	4.08%	4.15%	3.64%	3.82%
Floating rate	—	200,000	920,000	300,000	—	—	1,420,000	1,408,572
Average interest rate	—%	3.60%	4.07%	3.51%	—%	—%	3.89%
Total debt—Consolidated Centers	$368,205	$665,056	$1,504,818	$658,202	$25,768	$1,669,013	$4,891,062	$4,883,360
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long-term debt (at Company's pro rata share):
Fixed rate	$30,534	$39,085	$149,815	$49,593	$638,088	$2,078,062	$2,985,177	$3,015,888
Average interest rate	3.68%	3.70%	3.81%	3.74%	3.47%	3.95%	3.85%
Floating rate	9,191	—	41,993	15,000	155,000	—	221,184	215,914
Average interest rate	3.82%	—%	3.74%	3.31%	3.95%	—%	3.89%
Total debt—Unconsolidated Joint Venture Centers	$39,725	$39,085	$191,808	$64,593	$793,088	$2,078,062	$3,206,361	$3,231,802
The consolidated Centers' total fixed rate debt at September 30, 2018 and December 31, 2017 was $3.5 billion and $3.6 billion, respectively. The average interest rate on such fixed rate debt at September 30, 2018 and December 31, 2017 was 3.82% and 3.85%, respectively. The consolidated Centers' total floating rate debt at September 30, 2018 and December 31, 2017 was $1.4 billion and $1.5 billion, respectively. The average interest rate on such floating rate debt at September 30, 2018 and December 31, 2017 was 3.89% and 2.98%, respectively.
The Company's pro rata share of the unconsolidated joint venture Centers' fixed rate debt at September 30, 2018 and December 31, 2017 was $3.0 billion and $2.7 billion, respectively. The average interest rate on such fixed rate debt at September 30, 2018 and December 31, 2017 was 3.85%, and 3.79% respectively. The Company's pro rata share of the unconsolidated joint venture Centers' floating rate debt at September 30, 2018 and December 31, 2017 was $221.2 million and $106.3 million, respectively. The average interest rate on such floating rate debt at September 30, 2018 and December 31, 2017 was 3.89% and 2.86%, respectively.
In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $16.4 million per year based on $1.6 billion of floating rate debt outstanding at September 30, 2018.
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
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of September 30, 2018, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
On July 23, 2018, the Company, as general partner of the Operating Partnership, issued 12,007 shares of common stock of the Company upon the redemption of 12,007 OP Units by a limited partner of the Operating Partnership. These shares of common stock were issued in a private placement to the limited partner, who is an accredited investor pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2018 to July 31, 2018	—	$—	—	$278,707,048
August 1, 2018 to August 31, 2018	—	—	—	$278,707,048
September 1, 2018 to September 30, 2018	—	—	—	$278,707,048
	—	$—	—

(1)	On February 12, 2017, the Company's Board of Directors authorized the repurchase of up to $500.0 million of the Company's outstanding common shares from time to time as market conditions warrant.
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

THE MACERICH COMPANY
		By:	/s/ THOMAS E. O'HERN
Thomas E. O'Hern
Senior Executive Vice President and Chief Financial Officer
Date:	November 5, 2018		(Principal Financial Officer)