Form 10-K
period 2018-12-31
MACERICH CO
filed 2019-02-25
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act YES ☒    NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act YES ☐    NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒    NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment on to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $8.0 billion as of the last business day of the registrant's most recently completed second fiscal quarter based upon the price at which the common shares were last sold on that day.
Number of shares outstanding of the registrant's common stock, as of February 21, 2019: 141,161,293 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual stockholders meeting to be held in 2019 are incorporated by reference into Part III of this Form 10-K.

THE MACERICH COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2018

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
ITEM 1.    BUSINESS
General
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). As of December 31, 2018, the Operating Partnership owned or had an ownership interest in 47 regional shopping centers and five community/power shopping centers. These 52 regional and community/power shopping centers (which include any related office space) consist of approximately 51 million square feet of gross leasable area (“GLA”) and are referred to herein as the “Centers”. The Centers consist of consolidated Centers (“Consolidated Centers”) and unconsolidated joint venture Centers (“Unconsolidated Joint Venture Centers”), as set forth in “Item 2. Properties,” unless the context otherwise requires.

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
On March 1, 2018, the Company formed a 25/75 joint venture with Hudson Pacific Properties, whereby the Company agreed to contribute Westside Pavilion (referred to hereafter as One Westside), a 680,000 square foot regional shopping center in Los Angeles, California in exchange for $142.5 million. The Company completed the sale of the 75% ownership interest in the property to Hudson Pacific Properties on August 31, 2018, resulting in a gain on sale of assets of $46.2 million. The sales price was funded by a cash payment of $36.9 million and the assumption of a pro rata share of the mortgage note payable on the property of $105.6 million. The Company used the proceeds to fund its share of the cost to defease the mortgage note payable on the property (See "Financing Activity").
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
Financing Activity:
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
On August 31, 2018, concurrent with the sale of the ownership interest in One Westside (See "Acquisitions and Dispositions"), the joint venture defeased the loan on the property by providing a $149.2 million portfolio of marketable securities as replacement collateral in lieu of the property. At December 31, 2018, the balance of the marketable securities and the defeased loan at the joint venture were $146.9 million and $138.2 million, respectively, with Company's pro rata share at $36.7 million and $34.6 million, respectively. The Company funded its $37.3 million share of the purchase price of the marketable securities portfolio with the proceeds from the sale of the ownership interest in the property.

On September 14, 2018, the Company entered into four interest rate swap agreements that effectively convert a total of $400.0 million of the outstanding balance of the Company’s line of credit from floating rate debt of LIBOR plus 1.45% to fixed rate debt of 4.30% until September 30, 2021.
On November 7, 2018, the Company's joint venture in Boulevard Shops replaced the existing loan on the property with a new $18.8 million loan that bears interest at LIBOR plus 1.85% and matures on December 5, 2023. The loan can be expanded, depending on certain conditions, up to $23.0 million. The Company used its share of the proceeds to pay down its line of credit and for general corporate purposes.
On January 10, 2019, the Company replaced the existing loan on Fashion Outlets of Chicago with a new $300.0 million loan that bears interest at an effective rate of 4.58% and matures on February 1, 2031. The Company used the net proceeds to pay down its line of credit and for general corporate purposes.
On February 13, 2019, the Company’s joint venture in SanTan Village Regional Center entered into a commitment for a ten-year $220.0 million loan to replace the existing loan on the property. The new loan will bear interest at a fixed rate of 4.30% and is expected to close during the second quarter of 2019.
On February 22, 2019, the Company’s joint venture in The Shops at Atlas Park entered into an agreement to increase the total borrowing capacity of the existing loan on the property from $57.8 million to $80.0 million, and to extend the maturity date to October 28, 2021, including extension options. Concurrent with the loan modification, the joint venture borrowed an additional $18.4 million. The Company used its $9.2 million share of the additional proceeds to pay down its line of credit and for general corporate purposes.
Redevelopment and Development Activity:
The Company's joint venture is proceeding with the redevelopment of Fashion District Philadelphia, an 850,000 square foot shopping center in Philadelphia, Pennsylvania. The project is expected to be completed in September 2019. The total cost of the project is estimated to be between $400.0 million and $420.0 million, with $200.0 million to $210.0 million estimated to be the Company's pro rata share. The Company has funded $151.5 million of the total $302.9 million incurred by the joint venture as of December 31, 2018.
The Company's joint venture in Scottsdale Fashion Square is redeveloping a former Barney's store and an 80,000 square foot exterior expansion. The project is expected to be completed in 2019. The total cost of the project is estimated to be between $140.0 million and $160.0 million, with $70.0 million to $80.0 million estimated to be the Company's pro rata share. The Company has funded $26.8 million of the total $53.6 million incurred by the joint venture as of December 31, 2018.
The Company's joint venture with Hudson Pacific Properties is redeveloping One Westside into 584,000 square feet of creative office space and 96,000 square feet of dining and entertainment space. The entire creative office space has been leased to Google and is expected to be completed in 2022. The total cost of the project is estimated to be between $500.0 million and $550.0 million, with $125.0 million to $137.5 million estimated to be the Company's pro rata share. The Company has funded $35.6 million of the total $142.4 million incurred by the joint venture as of December 31, 2018.
On September 6, 2018, the Company formed a 50/50 joint venture with Simon Property Group to develop Los Angeles Premium Outlets, a premium outlet center in Carson, California that is planned to open with approximately 400,000 square feet, followed by an additional 165,000 square feet in the second stage. The first phase of the project is expected to be completed in Fall 2021. The Company has funded $15.8 million of the total $31.5 million incurred by the joint venture as of December 31, 2018.
In connection with the anticipated closures and lease rejections of several Sears stores owned or partially owned by the Company, the Company anticipates spending between $250.0 million to $300.0 million at the Company’s pro rata share to redevelop the  Sears stores. The anticipated openings of such redevelopments are expected to occur between 2020 and 2024. The estimated range of redevelopment costs could increase if the Company or its joint venture decide to expand the scope of the redevelopments.
Other Transactions and Events:
On January 1, 2018, upon adoption of ASU 2014-09, "Revenue From Contracts With Customers (ASC 606)", the Company changed its accounting for Chandler Freehold from a co-venture arrangement to a financing arrangement (the "Financing Arrangement"). As a result, the Company no longer records co-venture expense for its partner's share of the income of Chandler Freehold. Under the Financing Arrangement, the Company recognizes interest expense on (i) the changes in fair value of the Financing Arrangement obligation, (ii) any payments to the joint venture partner equal to their pro rata share of net income and (iii) any payments to the joint venture partner less than or in excess of their pro rata share of net income.

On February 1 and 2, 2018, the Company reduced its workforce by approximately 10 percent. The Company incurred a one-time charge of $12.7 million in connection with the workforce reduction during the year ended December 31, 2018.  As a result of the workforce reduction, the Company, exclusive of the one-time charge, reduced expenses by approximately $10.0 million during the year ended December 31, 2018.
During the year ended December 31, 2018, the Company incurred $19.4 million in costs associated with activities related to shareholder activism. These costs were primarily for legal and advisory services.
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
Redevelopment.    One of the major components of the Company's growth strategy is its ability to redevelop acquired properties. On a selective basis, the Company's business strategy may include mixed-use densification to maximize space at the Company’s Regional Shopping Centers, including by developing available land at the Regional Shopping Centers or by demolishing underperforming department store boxes and redeveloping the land. For this reason, the Company has built a staff of redevelopment professionals who have primary responsibility for identifying redevelopment opportunities that they believe will result in enhanced long-term financial returns and market position for the Centers. The redevelopment professionals oversee the design and construction of the projects in addition to obtaining required governmental approvals (See "Redevelopment and Development Activity" in Recent Developments).
Development.    The Company pursues ground-up development projects on a selective basis. The Company has supplemented its strong acquisition, operations and redevelopment skills with its ground-up development expertise to further increase growth opportunities (See "Redevelopment and Development Activity" in Recent Developments).
The Centers:
As of December 31, 2018, the Centers primarily included 47 Regional Shopping Centers and five Community/Power Shopping Centers totaling approximately 51 million square feet of GLA. These 52 Centers average approximately 935,000 square feet of GLA and range in size from 3.5 million square feet of GLA at Tysons Corner Center to 185,000 square feet of GLA at Boulevard Shops. As of December 31, 2018, the Centers primarily included 184 Anchors totaling approximately 25.1 million square feet of GLA and approximately 5,000 Mall Stores and Freestanding Stores totaling approximately 24.2 million square feet of GLA.
Competition:
Numerous owners, developers and managers of malls, shopping centers and other retail-oriented real estate compete with the Company for the acquisition of properties and in attracting tenants or Anchors to occupy space. There are five other publicly traded mall companies and several large private mall companies in the United States, any of which under certain circumstances could compete against the Company for an Anchor or a tenant. In addition, these companies, as well as other REITs, private real estate companies or investors compete with the Company in terms of property acquisitions. This results in competition both for the acquisition of properties or centers and for tenants or Anchors to occupy space. Competition for property acquisitions may result in increased purchase prices and may adversely affect the Company's ability to make suitable property acquisitions on favorable terms. The existence of competing shopping centers could have a material adverse impact on the Company's ability to lease space and on the level of rents that can be achieved. There is also increasing competition from other retail formats and technologies, such as lifestyle centers, power centers, outlet centers, Internet shopping, home shopping networks, catalogs, telemarketing and discount shopping clubs that could adversely affect the Company's revenues.
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
Major Tenants:
For the year ended December 31, 2018, the Centers derived approximately 72% of their total rents from Mall Stores and Freestanding Stores under 10,000 square feet and 28% of their total rents from Big Box and Anchor tenants. Total rents as set forth in "Item 1. Business" include minimum rents and percentage rents.

The following retailers (including their subsidiaries) represent the 10 largest tenants in the Centers based upon total rents in place as of December 31, 2018:

Tenant	Primary DBAs	Number of Locations in the Portfolio	% of Total Rents
L Brands, Inc.	Victoria's Secret, Bath and Body Works, PINK	93	3.0%
Forever 21, Inc.	Forever 21, XXI Forever	30	2.5%
Foot Locker, Inc.	Champs Sports, Foot Locker, Kids Foot Locker, Lady Foot Locker, Foot Action, House of Hoops SIX:02 and others	92	2.2%
H & M Hennes & Mauritz AB	H & M	31	2.1%
Gap, Inc., The	Athleta, Banana Republic, Gap, Gap Kids, Old Navy and others	49	1.8%
Signet Jewelers	Jared Jewelry, Kay Jewelers, Piercing Pagoda, Shaw's Jewelers, Weisfield Jewelers, Zales	93	1.6%
Dick's Sporting Goods, Inc.	Dick's Sporting Goods	17	1.6%
American Eagle Outfitters, Inc.	American Eagle Outfitters, aerie	35	1.2%
Express	Express, Express Men	28	1.1%
Abercrombie & Fitch	Abercrombie & Fitch, Hollister	42	1.0%
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
Tenant space of 10,000 square feet and under in the Company's portfolio at December 31, 2018 comprises approximately 65% of all Mall Store and Freestanding Store space. The Company uses tenant spaces of 10,000 square feet and under for comparing rental rate activity because this space is more consistent in terms of shape and configuration and, as such, the Company is able to provide a meaningful comparison of rental rate activity for this space. Mall Store and Freestanding Store space greater than 10,000 square feet is inconsistent in size and configuration throughout the Company's portfolio and as a result does not lend itself to a meaningful comparison of rental rate activity with the Company's other space. Much of the non-Anchor space over 10,000 square feet is not physically connected to the mall, does not share the same common area amenities and does not benefit from the foot traffic in the mall. As a result, space greater than 10,000 square feet has a unique rent structure that is inconsistent with mall space under 10,000 square feet.

The following tables set forth the average base rent per square foot for the Centers, as of December 31 for each of the past five years:
Mall Stores and Freestanding Stores under 10,000 square feet:

For the Years Ended December 31,	Avg. Base Rent Per Sq. Ft.(1)(2)	Avg. Base Rent Per Sq. Ft. on Leases Executed During the Year(2)(3)	Avg. Base Rent Per Sq. Ft. on Leases Expiring During the Year(2)(4)
Consolidated Centers:
2018	$56.82	$54.00	$49.07
2017	$55.08	$57.36	$49.61
2016	$53.51	$53.48	$44.77
2015	$52.64	$53.99	$49.02
2014	$49.68	$49.55	$41.20
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2018	$63.84	$66.95	$59.49
2017	$60.99	$63.50	$55.50
2016	$57.90	$64.78	$57.29
2015	$60.74	$80.18	$60.85
2014	$63.78	$82.47	$64.59
Big Box and Anchors:

For the Years Ended December 31,	Avg. Base Rent Per Sq. Ft.(1)(2)	Avg. Base Rent Per Sq. Ft. on Leases Executed During the Year(2)(3)	Number of Leases Executed During the Year	Avg. Base Rent Per Sq. Ft. on Leases Expiring During the Year(2)(4)	Number of Leases Expiring During the Year
Consolidated Centers:
2018	$15.29	$14.03	23	$16.83	13
2017	$14.13	$18.19	24	$14.85	21
2016	$13.34	$22.23	20	$19.12	8
2015	$12.72	$19.87	19	$8.96	14
2014	$11.26	$18.28	22	$15.16	14
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2018	$17.40	$38.98	11	$38.20	7
2017	$16.87	$26.33	15	$33.25	8
2016	$15.76	$29.41	13	$28.00	1
2015	$14.48	$33.00	14	$9.30	8
2014	$18.51	$33.62	11	$27.27	6
_____________________

(1)
Average base rent per square foot is based on spaces occupied as of December 31 for each of the Centers and gives effect to the terms of each lease in effect, as of such date, including any concessions, abatements and other adjustments or allowances that have been granted to the tenants.

(2)
Centers under development and redevelopment are excluded from average base rents. As a result, the leases for Fashion District Philadelphia, Paradise Valley Mall and One Westside are excluded for the years ended December 31, 2018, 2017, 2016, 2015 and 2014. The leases for Broadway Plaza are excluded for the years ended December 31, 2016, 2015, and 2014. The leases for Fashion Outlets of Niagara Falls USA and SouthPark Mall are excluded for the years ended December 31, 2015 and 2014.

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

	For the Years Ended December 31,
	2018	2017	2016 (1)	2015 (2)	2014 (3)
Consolidated Centers:
Minimum rents	9.3%	9.5%	9.4%	9.0%	8.7%
Percentage rents	0.3%	0.3%	0.4%	0.4%	0.4%
Expense recoveries(4)	3.9%	4.2%	4.3%	4.5%	4.3%
	13.5%	14.0%	14.1%	13.9%	13.4%
Unconsolidated Joint Venture Centers:
Minimum rents	7.8%	8.6%	8.6%	8.1%	8.7%
Percentage rents	0.3%	0.3%	0.3%	0.4%	0.4%
Expense recoveries(4)	3.4%	3.8%	3.9%	4.0%	4.5%
	11.5%	12.7%	12.8%	12.5%	13.6%
_____________________________

(1)	Cascade Mall and Northgate Mall were sold on January 18, 2017 and are excluded for the year ended December 31, 2016.

(2)	Flagstaff Mall was conveyed to the mortgage lender by a deed-in-lieu of foreclosure on July 15, 2016 and is excluded for the year ended December 31, 2015.

(3)	Great Northern Mall was conveyed to the mortgage lender by a deed-in-lieu of foreclosure on June 30, 2015 and is excluded for the year ended December 31, 2014.

(4)	Represents real estate tax and common area maintenance charges.

Lease Expirations:
The following tables show scheduled lease expirations for Centers owned as of December 31, 2018 for the next ten years, assuming that none of the tenants exercise renewal options:
Mall Stores and Freestanding Stores under 10,000 square feet:

Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Leases Expiring(1)	% of Total Leased GLA Represented by Expiring Leases(1)	Ending Base Rent per Square Foot of Expiring Leases(1)	% of Base Rent Represented by Expiring Leases(1)
Consolidated Centers:
2019	321	622,707	13.59%	$56.00	11.91%
2020	318	625,774	13.66%	$55.19	11.79%
2021	283	557,506	12.17%	$61.60	11.73%
2022	219	400,752	8.75%	$65.00	8.90%
2023	216	456,668	9.97%	$60.39	9.42%
2024	194	520,294	11.36%	$62.00	11.02%
2025	158	390,149	8.52%	$71.69	9.55%
2026	134	400,740	8.75%	$71.82	9.83%
2027	100	233,954	5.11%	$84.09	6.72%
2028	82	210,852	4.60%	$71.08	5.12%
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2019	205	229,108	10.32%	$70.38	10.18%
2020	188	243,473	10.97%	$60.68	9.33%
2021	223	278,815	12.56%	$67.12	11.82%
2022	166	220,758	9.94%	$66.67	9.29%
2023	150	230,940	10.40%	$61.66	8.99%
2024	116	186,452	8.40%	$65.91	7.76%
2025	126	210,633	9.49%	$69.25	9.21%
2026	151	214,368	9.66%	$89.30	12.09%
2027	109	162,767	7.33%	$87.74	9.02%
2028	94	168,930	7.61%	$85.10	9.08%

Big Boxes and Anchors:

Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Leases Expiring(1)	% of Total Leased GLA Represented by Expiring Leases(1)	Ending Base Rent per Square Foot of Expiring Leases(1)	% of Base Rent Represented by Expiring Leases(1)
Consolidated Centers:
2019	11	349,937	3.62%	$10.37	2.20%
2020	17	787,639	8.16%	$10.33	4.94%
2021	25	1,025,585	10.62%	$11.55	7.19%
2022	23	871,991	9.03%	$22.71	12.02%
2023	29	875,095	9.06%	$12.63	6.71%
2024	28	922,040	9.55%	$20.84	11.67%
2025	25	923,651	9.57%	$20.45	11.47%
2026	17	738,212	7.65%	$15.00	6.72%
2027	18	544,493	5.64%	$30.37	10.04%
2028	19	877,330	9.09%	$17.13	9.12%
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2019	8	102,361	2.00%	$19.28	2.20%
2020	24	678,668	13.23%	$13.27	10.02%
2021	19	248,344	4.84%	$25.14	6.95%
2022	18	606,825	11.83%	$8.18	5.52%
2023	21	291,620	5.69%	$23.61	7.66%
2024	19	282,291	5.50%	$38.55	12.11%
2025	21	1,049,746	20.47%	$12.69	14.82%
2026	19	364,157	7.10%	$25.41	10.30%
2027	11	157,891	3.08%	$31.46	5.53%
2028	13	398,044	7.76%	$19.49	8.63%
_______________________________________________________________________________

(1)
The ending base rent per square foot on leases expiring during the period represents the final year minimum rent, on a cash basis, for tenant leases expiring during the year. Currently, 38% of leases have provisions for future consumer price index increases that are not reflected in ending base rent. The leases for Centers currently under development and redevelopment are excluded from this table.

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
Anchors accounted for approximately 8.5% of the Company's total rents for the year ended December 31, 2018.

The following table identifies each Anchor, each parent company that owns multiple Anchors and the number of square feet owned or leased by each such Anchor or parent company in the Company's portfolio at December 31, 2018.

Name	Number of Anchor Stores	GLA Owned by Anchor	GLA Leased by Anchor	Total GLA Occupied by Anchor
Macy's Inc.
Macy's	36	4,698,000	1,931,000	6,629,000
Bloomingdale's	2	—	355,000	355,000
	38	4,698,000	2,286,000	6,984,000
JCPenney	27	1,641,000	2,299,000	3,940,000
Sears(1)	17	429,000	2,168,000	2,597,000
Dillard's	13	2,107,000	257,000	2,364,000
Nordstrom(2)	12	739,000	1,339,000	2,078,000
Dick's Sporting Goods	15	—	952,000	952,000
Forever 21	8	155,000	629,000	784,000
Target	4	304,000	273,000	577,000
Hudson Bay Company
Lord & Taylor	3	121,000	199,000	320,000
Saks Fifth Avenue	1	—	92,000	92,000
	4	121,000	291,000	412,000
Home Depot	3	—	395,000	395,000
Burlington	4	187,000	182,000	369,000
Costco	2	—	321,000	321,000
Primark	3	—	240,000	240,000
Kohl's(3)	2	—	200,000	200,000
Neiman Marcus	2	—	188,000	188,000
Von Maur	2	187,000	—	187,000
Walmart	1	—	173,000	173,000
Century 21	2	—	171,000	171,000
La Curacao	1	—	165,000	165,000
Boscov's	1	—	161,000	161,000
Belk	2	—	139,000	139,000
BJ's Wholesale Club	1	—	123,000	123,000
Lowe's	1	—	114,000	114,000
Mercado de los Cielos	1	—	78,000	78,000
L.L. Bean	1	—	75,000	75,000
Best Buy	1	66,000	—	66,000
Des Moines Area Community College	1	64,000	—	64,000
Bealls	1	—	40,000	40,000
Vacant Anchors(4)	10	—	819,000	819,000
	180	10,698,000	14,078,000	24,776,000
Anchors at Centers not owned by the Company(5):
Kohl's	1	—	83,000	83,000
Vacant Anchors(4)	3	—	195,000	195,000
Total	184	10,698,000	14,356,000	25,054,000

_______________________________

(1)
Sears filed for Chapter 11 bankruptcy protection in October 2018, and as a result, closed four of its stores at the Centers in 2018 and in January 2019, Sears closed nine more of its stores at the Centers.

(2)	Nordstrom has announced plans to open a 116,000 square foot store at Country Club Plaza in Spring 2021.

(3)	Kohl's has announced plans to close its store at Green Acres Mall in 2019.

(4)	The Company is seeking replacement tenants and/or contemplating redevelopment opportunities for these vacant sites.

(5)
The Company owns an office building and six stores located at shopping centers not owned by the Company. Of these six stores, one has been leased to Kohl's, three are vacant or partially vacant and two have been leased for non-Anchor usage.

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
Insurance
Each of the Centers has comprehensive liability, fire, extended coverage and rental loss insurance with insured limits customarily carried for similar properties. The Company does not insure certain types of losses (such as losses from wars), because they are either uninsurable or not economically insurable. In addition, while the Company or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in California, the policies are subject to a deductible equal to 5% of the total insured value of each Center, a $100,000 per occurrence minimum and a combined annual aggregate loss limit of $100 million on these Centers. The Company or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in the Pacific Northwest and in the New Madrid Seismic Zone. However, the policies are subject to a deductible equal to 2% of the total insured value of each Center, a $50,000 per occurrence minimum and a combined annual aggregate loss limit of $100 million on these Centers. While the Company or the relevant joint venture also carries standalone terrorism insurance on the Centers, the policies are subject to a $25,000 deductible and a combined annual aggregate loss limit of $1.0 billion. Each Center has environmental insurance covering eligible third‑party losses, remediation and non-owned disposal sites, subject to a $100,000 retention and a $50 million three-year aggregate loss limit, with the exception of one Center, which has a $5 million ten-year aggregate loss limit and another Center, which has a $20 million ten-year aggregate loss limit. Some environmental losses are not covered by this insurance because they are uninsurable or not economically insurable. Furthermore, the Company carries title insurance on substantially all of the Centers for generally less than their full value.

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
Supplemental Material United States Federal Income Tax Considerations
The following discussion updates the disclosures under “Material United States Federal Income Tax Considerations” in the prospectus dated August 10, 2017 contained in the Company's Registration Statement on Form S-3ASR filed with the SEC on August 10, 2017, as previously updated by the disclosures under “Supplemental Material Federal Income Tax Considerations” in its Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 23, 2018 (collectively, the “Base Disclosure”).
Due to a recent change in law, the applicable tax rate for backup withholding is 24%, rather than 28% as indicated in the Base Disclosure.
The Tax Cuts and Jobs Act repealed the corporate alternative minimum tax. Therefore, notwithstanding the Company's Base Disclosure, absent a subsequent change in law the Company will not be subject to an alternative minimum tax.
The Internal Revenue Service has recently issued proposed regulations that limit the application of FATCA (as defined in the Base Disclosure). Specifically, no withholding is imposed under FATCA on sales proceeds. These proposed regulations have not been finalized and may not ever be finalized, but taxpayers may rely upon the proposed regulations unless and until they are revised or repealed.
Employees
As of December 31, 2018, the Company had approximately 718 employees, of which approximately 715 were full-time. The Company believes that relations with its employees are good.
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
We are in a competitive business.
Numerous owners, developers and managers of malls, shopping centers and other retail-oriented real estate compete with us for the acquisition of properties and in attracting tenants or Anchors to occupy space. There are five other publicly traded mall companies and several large private mall companies in the United States, any of which under certain circumstances could compete against us for an Anchor or a tenant. In addition, these companies, as well as other REITs, private real estate companies or investors compete with us in terms of property acquisitions. This results in competition both for the acquisition of properties or centers and for tenants or Anchors to occupy space. Competition for property acquisitions may result in increased purchase prices and may adversely affect our ability to make suitable property acquisitions on favorable terms or at all. The existence of competing shopping centers could have a material adverse impact on our ability to lease space and on the rental rates that can be achieved. There is also increasing competition for tenants and shoppers from other retail formats and technologies, such as lifestyle centers, power centers, outlet centers, e-commerce, home shopping networks, catalogs, telemarketing and discount shopping clubs that could adversely affect our revenues.
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
Our financial condition and results of operations could be adversely affected if a downturn in the business of, or the bankruptcy or insolvency of, an Anchor or other significant tenant leads them to close retail stores or terminate their leases after seeking protection under the bankruptcy laws from their creditors, including us as lessor. In recent years, a number of companies in the retail industry, including some of our tenants, have declared bankruptcy, have gone out of business or have significantly reduced the number of their retail stores. If one of our tenants files for bankruptcy, we may not be able to collect amounts owed by that party prior to filing for bankruptcy. In addition, after filing for bankruptcy, a tenant may terminate any or all of its leases with us, in which event we would have a general unsecured claim against such tenant that would likely be worth less than the full amount owed to us for the remainder of the lease term. We may be unable to re-let stores vacated as a result of voluntary closures or the bankruptcy of a tenant.
On October 15, 2018, Sears filed for bankruptcy and announced additional store closings. As of December 31, 2018, following the closure of four stores during 2018, we had 17 Sears stores totaling approximately 2.6 million square feet of gross leasable area within our portfolio and accounting for approximately 1% of our total minimum and percentage rents. In January 2019, Sears closed nine additional stores. The remaining eight stores include three owned by us, three owned by our joint venture with Seritage Growth Properties and two owned by a third-party.
Furthermore, certain department stores and other national retailers have experienced, and may continue to experience, decreases in customer traffic in their retail stores, increased competition from alternative retail options such as e-commerce and other forms of pressure on their business models. If the store sales of retailers operating at our Centers decline significantly due to adverse economic conditions or for any other reason, tenants might be unable to pay their minimum rents or expense recovery charges. In the event of a default by a lessee, the affected Center may experience delays and costs in enforcing its rights as lessor.
Anchors and/or tenants at one or more Centers might also terminate their leases as a result of mergers, acquisitions, consolidations or dispositions in the retail industry. The sale of an Anchor or store to a less desirable retailer may reduce occupancy levels, customer traffic and rental income. Depending on economic conditions, there is also a risk that Anchors or other significant tenants may sell stores operating in our Centers or consolidate duplicate or geographically overlapping store locations. Store closures by an Anchor and/or a significant number of tenants may allow other Anchors and/or certain other tenants to terminate their leases, receive reduced rent and/or cease operating their stores at the Center or otherwise adversely affect occupancy at the Center.
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
Our business strategy also includes the selective development and construction of retail properties. On a selective basis, our business strategy may include mixed-use densification to maximize space at our Regional Shopping Centers, including by developing available land at our Regional Shopping Centers or by demolishing underperforming department store boxes and redeveloping the land. Any development, redevelopment and construction activities that we may undertake will be subject to the risks of real estate development, including lack of financing, construction delays, environmental requirements, budget overruns, sunk costs and lease-up. Furthermore, occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable. Real estate development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, and occupancy and other required governmental permits and authorizations. If any of the above events occur, our ability to pay dividends to our stockholders and service our indebtedness could be adversely affected.
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
Each of our Centers has comprehensive liability, fire, extended coverage and rental loss insurance with insured limits customarily carried for similar properties. We do not insure certain types of losses (such as losses from wars), because they are either uninsurable or not economically insurable. In addition, while we or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in California, the policies are subject to a deductible equal to 5% of the total insured value of each Center, a $100,000 per occurrence minimum and a combined annual aggregate loss limit of $100 million on these Centers. We or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in the Pacific Northwest and in the New Madrid Seismic Zone. However, the policies are subject to a deductible equal to 2% of the total insured value of each Center, a $50,000 per occurrence minimum and a combined annual aggregate loss limit of $100 million on these Centers. While we or the relevant joint venture also carries standalone terrorism insurance on the Centers, the policies are subject to a $25,000 deductible and a combined annual aggregate loss limit of $1.0 billion. Each Center has environmental insurance covering eligible third‑party losses, remediation and non-owned disposal sites, subject to a $100,000 retention and a $50 million three-year aggregate loss limit, with the exception of one Center, which has a $5 million ten-year aggregate loss limit and another Center has a $20 million ten-year aggregate loss limit. Some environmental losses are not covered by this insurance because they are uninsurable or not economically insurable. Furthermore, we carry title insurance on substantially all of the Centers for generally less than their full value.
If an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property, but may remain obligated for any mortgage debt or other financial obligations related to the property.

We face risks associated with and have been the target of security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.
We face risks associated with and have been the target of security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other significant disruption involving our IT networks and related systems could disrupt the proper functioning of our networks and systems; result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines; result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or damage our reputation among our tenants and investors generally. Moreover, cyber attacks perpetrated against our Anchors and tenants, including unauthorized access to customers’ credit card data and other confidential information, could diminish consumer confidence and consumer spending and negatively impact our business.
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
Our total outstanding loan indebtedness at December 31, 2018 was $7.9 billion (consisting of $5.0 billion of consolidated debt, less $318.7 million attributable to noncontrolling interests, plus $3.2 billion of our pro rata share of mortgages and other notes payable on unconsolidated joint ventures). As a result of this substantial indebtedness, we are required to use a material portion of our cash flow to service principal and interest on our debt, which limits the amount of cash available for other business opportunities. We are also subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet required debt service and that rising interest rates could adversely affect our debt service costs. In addition, our use of interest rate hedging arrangements may expose us to additional risks, including that the counterparty to the arrangement may fail to honor its obligations and that termination of these arrangements typically involves costs such as transaction fees or breakage costs. Furthermore, most of our Centers are mortgaged to secure payment of indebtedness, and if income from the Center is insufficient to pay that indebtedness, the Center could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value. Certain Centers also have debt that could become recourse debt to us if the Center is unable to discharge such debt obligation and, in certain circumstances, we may incur liability with respect to such debt greater than our legal ownership.
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
We own partial interests in property partnerships that own 23 Joint Venture Centers as well as several development sites. We may acquire partial interests in additional properties through joint venture arrangements. Investments in Joint Venture Centers involve risks different from those of investments in Wholly Owned Centers.
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

Recent legislation substantially modified the taxation of REITs and their shareholders, and the effects of such legislation and related regulatory action are uncertain.
On December 22, 2017, President Trump signed into law H.R. 1, informally titled the Tax Cuts and Jobs Act (the “TCJA”). The TCJA makes major changes to the Internal Revenue Code of 1986, as amended (the “Code”), including a number of provisions of the Code that affect the taxation of REITs and their stockholders. Among the changes made by the TCJA are permanently reducing the generally applicable corporate tax rate, generally reducing the tax rate applicable to individuals and other non-corporate taxpayers for tax years beginning after December 31, 2017 and before January 1, 2026, eliminating or modifying certain previously allowed deductions (including substantially limiting interest deductibility and, for individuals, the deduction for non-business state and local taxes), and, for taxable years beginning after December 31, 2017 and before January 1, 2026, providing for preferential rates of taxation through a deduction of up to 20% (subject to certain limitations) on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers. The TCJA also imposes new limitations on the deduction of net operating losses and requires us to recognize income for tax purposes no later than when we take it into account on our financial statements, which may result in us having to make additional taxable distributions to our stockholders in order to comply with REIT distribution requirements or avoid taxes on retained income and gains. The effect of the significant changes made by the TCJA is highly uncertain, and administrative guidance will be required in order to fully evaluate the effect of many provisions. The effect of any technical corrections with respect to the TCJA could have an adverse effect on us or our stockholders. Investors should consult their tax advisors regarding the implications of the TCJA on their investment in our capital stock.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
The following table sets forth certain information regarding the Centers and other locations that are wholly owned or partly owned by the Company as of December 31, 2018.

Count	Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors (3)	Company-Owned Anchors (3)
	CONSOLIDATED CENTERS:
1	50.1%	Chandler Fashion Center	2001/2002	-	1,318,000	633,000	97.6%	Dillard's, Macy's, Nordstrom	Sears(4)
		Chandler, Arizona
2	100%	Danbury Fair Mall	1986/2005	2016	1,269,000	524,000	96.1%	JCPenney, Macy's	Dick's Sporting Goods, Forever 21, Lord & Taylor, Primark, Sears
		Danbury, Connecticut
3	100%	Desert Sky Mall(5)	1981/2002	2007	746,000	280,000	99.1%	Burlington, Dillard's	La Curacao, Mercado de los Cielos
		Phoenix, Arizona
4	100%	Eastland Mall(6)(8)	1978/1998	1996	1,026,000	492,000	94.9%	Dillard's, Macy's	JCPenney
		Evansville, Indiana
5	100%	Fashion Outlets of Chicago	2013/—	-	538,000	538,000	98.0%	—	—
		Rosemont, Illinois
6	100%	Fashion Outlets of Niagara Falls USA	1982/2011	2014	688,000	688,000	93.9%	—	—
		Niagara Falls, New York
7	50.1%	Freehold Raceway Mall	1990/2005	2007	1,672,000	774,000	97.8%	JCPenney, Lord & Taylor, Macy's, Nordstrom	Dick's Sporting Goods, Primark, Sears
		Freehold, New Jersey
8	100%	Fresno Fashion Fair	1970/1996	2006	992,000	431,000	95.2%	Macy's	Forever 21, JCPenney, Macy's
		Fresno, California
9	100%	Green Acres Mall(6)	1956/2013	2016	2,081,000	893,000	98.0%	—	BJ's Wholesale Club, Dick's Sporting Goods, Century 21, JCPenney, Kohl's(7), Macy's (two), Sears, Walmart
		Valley Stream, New York
10	100%	Inland Center	1966/2004	2016	870,000	208,000	97.0%	Macy's, Sears	Forever 21, JCPenney
		San Bernardino, California
11	100%	Kings Plaza Shopping Center(6)	1971/2012	2018	1,138,000	446,000	97.9%	Macy's	Burlington, JCPenney, Lowe's, Primark
		Brooklyn, New York
12	100%	La Cumbre Plaza(6)	1967/2004	1989	492,000	175,000	80.7%	Macy's	Sears(4)
		Santa Barbara, California
13	100%	NorthPark Mall(5)(8)	1973/1998	2001	934,000	399,000	87.8%	Dillard's, JCPenney, Von Maur	—
		Davenport, Iowa
14	100%	Oaks, The	1978/2002	2009	1,199,000	597,000	88.9%	JCPenney, Macy's (two)	Dick's Sporting Goods, Nordstrom
		Thousand Oaks, California
15	100%	Pacific View	1965/1996	2001	1,061,000	413,000	91.3%	JCPenney, Sears, Target	Macy's
		Ventura, California
16	100%	Queens Center(6)	1973/1995	2004	964,000	407,000	99.7%	JCPenney, Macy's	—
		Queens, New York
17	100%	Santa Monica Place	1980/1999	2015	526,000	303,000	93.4%	—	Bloomingdale's, Nordstrom
		Santa Monica, California
18	84.9%	SanTan Village Regional Center	2007/—	2018	1,119,000	711,000	98.1%	Dillard's, Macy's	Dick's Sporting Goods
		Gilbert, Arizona
19	100%	SouthPark Mall(8)	1974/1998	2015	863,000	348,000	87.2%	Dillard's, Von Maur	Dick's Sporting Goods, JCPenney
		Moline, Illinois

Count	Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors (3)	Company-Owned Anchors (3)
20	100%	Stonewood Center(6)	1953/1997	1991	933,000	359,000	91.9%	—	JCPenney, Kohl's, Macy's, Sears
		Downey, California
21	100%	Superstition Springs Center(5)(8)	1990/2002	2002	919,000	345,000	96.8%	Dillard's, JCPenney, Macy's	—
		Mesa, Arizona
22	100%	Towne Mall(8)	1985/2005	1989	350,000	179,000	90.3%	—	Belk, JCPenney
		Elizabethtown, Kentucky
23	100%	Tucson La Encantada	2002/2002	2005	246,000	246,000	97.0%	—	—
		Tucson, Arizona
24	100%	Valley Mall	1978/1998	1992	506,000	191,000	97.1%	Target	Belk, Dick's Sporting Goods, JCPenney
		Harrisonburg, Virginia
25	100%	Valley River Center(8)	1969/2006	2007	869,000	345,000	95.7%	Macy's	JCPenney
		Eugene, Oregon
26	100%	Victor Valley, Mall of	1986/2004	2012	577,000	254,000	98.1%	Macy's	Dick's Sporting Goods, JCPenney, Sears
		Victorville, California
27	100%	Vintage Faire Mall	1977/1996	2008	1,138,000	404,000	97.3%	Forever 21, Macy's	Dick's Sporting Goods, JCPenney, Macy's, Sears(4)
		Modesto, California
28	100%	Wilton Mall(8)	1990/2005	1998	734,000	449,000	93.7%	JCPenney	Dick's Sporting Goods, Sears(4)
		Saratoga Springs, New York
		Total Consolidated Centers			25,768,000	12,032,000	95.2%
	UNCONSOLIDATED JOINT VENTURE CENTERS:
29	60%	Arrowhead Towne Center	1993/2002	2015	1,197,000	389,000	97.2%	Dillard's, JCPenney, Macy's	Dick's Sporting Goods, Forever 21, Sears
		Glendale, Arizona
30	50%	Biltmore Fashion Park	1963/2003	2006	517,000	212,000	91.0%	—	Macy's, Saks Fifth Avenue
		Phoenix, Arizona
31	50%	Broadway Plaza	1951/1985	2016	887,000	342,000	99.4%	Macy's	Neiman Marcus, Nordstrom
		Walnut Creek, California
32	50.1%	Corte Madera, The Village at	1985/1998	2005	461,000	225,000	94.4%	Macy's, Nordstrom	—
		Corte Madera, California
33	50%	Country Club Plaza(9)	1922/2016	2015	1,003,000	1,003,000	90.1%	—	—
		Kansas City, Missouri
34	51%	Deptford Mall	1975/2006	1990	1,040,000	344,000	97.4%	JCPenney, Macy's	Boscov's, Sears(4)
		Deptford, New Jersey
35	51%	FlatIron Crossing	2000/2002	2009	1,428,000	729,000	97.2%	Dillard's, Macy's, Nordstrom	Dick's Sporting Goods, Forever 21
		Broomfield, Colorado
36	50%	Kierland Commons	1999/2005	2003	437,000	437,000	97.8%	—	—
		Scottsdale, Arizona
37	60%	Lakewood Center	1953/1975	2008	2,070,000	1,005,000	97.0%	—	Costco, Forever 21, Home Depot, JCPenney, Macy's, Target
		Lakewood, California
38	60%	Los Cerritos Center	1971/1999	2016	1,305,000	545,000	96.5%	Macy's, Nordstrom	Dick's Sporting Goods, Forever 21, Sears(4)
		Cerritos, California
39	50%	North Bridge, The Shops at(6)	1998/2008	-	669,000	409,000	98.2%	—	Nordstrom
		Chicago, Illinois
40	50%	Scottsdale Fashion Square	1961/2002	Ongoing	1,845,000	885,000	92.1%	Dillard's	Dick's Sporting Goods, Macy's, Neiman Marcus, Nordstrom
		Scottsdale, Arizona
41	60%	South Plains Mall	1972/1998	2017	1,135,000	476,000	92.0%	—	Bealls, Dillard's (two), JCPenney, Sears(4)
		Lubbock, Texas

Count	Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors (3)	Company-Owned Anchors (3)
42	51%	Twenty Ninth Street(6)	1963/1979	2007	845,000	553,000	97.1%	Macy's	Home Depot
		Boulder, Colorado
43	50%	Tysons Corner Center	1968/2005	2014	1,973,000	1,088,000	96.8%	—	Bloomingdale's, L.L. Bean, Lord & Taylor, Macy's, Nordstrom
		Tysons Corner, Virginia
44	60%	Washington Square	1974/1999	2005	1,446,000	511,000	98.8%	Macy's	Dick's Sporting Goods, JCPenney, Nordstrom, Sears(4)
		Portland, Oregon
45	19%	West Acres	1972/1986	2001	678,000	413,000	97.2%	Macy's	JCPenney
		Fargo, North Dakota
		Total Unconsolidated Joint Ventures			18,936,000	9,566,000	95.6%
	REGIONAL SHOPPING CENTERS UNDER REDEVELOPMENT
46	50%	Fashion District Philadelphia(10)	1977/2014	ongoing	850,000	624,000	(11)	—	Burlington, Century 21
		Philadelphia, Pennsylvania
47	100%	Paradise Valley Mall(12)	1979/2002	2009	1,202,000	421,000	(11)	Dillard's, JCPenney, Macy's	Costco, Sears(4)
		Phoenix, Arizona
47		Total Regional Shopping Centers			46,756,000	22,643,000	95.4%
	COMMUNITY/POWER SHOPPING CENTERS
1	50%	Atlas Park, The Shops at(10)	2006/2011	2013	370,000	370,000	89.9%	—	—
		Queens, New York
2	50%	Boulevard Shops(10)	2001/2002	2004	185,000	185,000	90.0%	—	—
		Chandler, Arizona
3	100%	Southridge Center(8)(12)	1975/1998	2013	848,000	459,000	87.8%	Des Moines Area Community College	Target, Younkers
		Des Moines, Iowa
4	100%	Superstition Springs Power Center(12)	1990/2002	-	206,000	53,000	100.0%	Best Buy, Burlington	—
		Mesa, Arizona
5	100%	The Marketplace at Flagstaff(6)(12)	2007/—	-	268,000	147,000	100.0%	—	Home Depot
		Flagstaff, Arizona
5		Total Community/Power Shopping Centers			1,877,000	1,214,000
52		Total before Other Assets			48,633,000	23,857,000
	OTHER ASSETS:
	100%	Various(12)(13)	-	-	427,000	149,000		—	Kohl's
	86.5%	Estrella Falls(12)	2016	2016	79,000	79,000	—	—	—
		Goodyear, Arizona
	50%	Scottsdale Fashion Square-Office(10)	1984/2002	2016	123,000	—	—	—	—
		Scottsdale, Arizona
	50%	Tysons Corner Center-Office(10)	1999/2005	2012	174,000	—	—	—	—
		Tysons Corner, Virginia
	50%	Hyatt Regency Tysons Corner Center(10)	2015	2015	290,000	—	—	—	—
		Tysons Corner, Virginia
	50%	VITA Tysons Corner Center(10)	2015	2015	510,000	—	—	—	—
		Tysons Corner, Virginia
	50%	Tysons Tower(10)	2014	2014	529,000	—	—	—	—
		Tysons Corner, Virginia
	OTHER ASSETS UNDER DEVELOPMENT:
	25%	One Westside(10)(14)	1985/1998	Ongoing	680,000	96,000	—	—	—
		Los Angeles, California

Count	Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors (3)	Company-Owned Anchors (3)
		Total Other Assets			2,812,000	324,000
		Grand Total			51,445,000	24,181,000
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

(2)
With respect to 43 Centers, the underlying land controlled by the Company is owned in fee entirely by the Company or, in the case of Joint Venture Centers, by the joint venture property partnership or limited liability company. With respect to the remaining nine Centers, portions of the underlying land controlled by the Company are owned by third parties and leased to the Company, or the joint venture property partnership or limited liability company, pursuant to long-term ground leases. Under the terms of a typical ground lease, the Company, or the joint venture property partnership or limited liability company, has an option or right of first refusal to purchase the land. The termination dates of the ground leases range from 2028 to 2098.

(3)
Total GLA includes GLA attributable to Anchors (whether owned or non-owned) and Mall and Freestanding Stores as of December 31, 2018. “Non-owned Anchors” is space not owned by the Company (or, in the case of Joint Venture Centers, by the joint venture property partnership or limited liability company) which is occupied by Anchor tenants. “Company-owned Anchors” is space owned (or leased) by the Company (or, in the case of Joint Venture Centers, by the joint venture property partnership or limited liability company) and leased (or subleased) to Anchor tenants.

(4)	These Sears stores closed in January 2019.

(5)	This Center had a Sears store, not owned by the Company, that closed.

(6)	Portions of the land on which the Center is situated are subject to one or more long-term ground leases.

(7)	Kohl's has announced plans to close this store in 2019.

(8)	These Centers have vacant Anchor locations. The Company is seeking replacement tenants and/or considering redevelopment opportunities for these vacant sites.

(9)	Nordstrom has announced plans to open a 116,000 square foot store at Country Club Plaza in 2021.

(10)	Included in Unconsolidated Joint Venture Centers.

(11)
Tenant spaces have been intentionally held off the market and remain vacant because of redevelopment plans. As a result, the Company believes the percentage of mall and freestanding GLA leased at this redevelopment property is not meaningful data.

(12)	Included in Consolidated Centers.

(13)
The Company owns an office building and six stores located at shopping centers not owned by the Company. Of the six stores, one has been leased to Kohl's, three are vacant or partially vacant and two have been leased for non-Anchor usage. With respect to the office building and three of the six stores, the underlying land is owned in fee entirely by the Company. With respect to the remaining three stores, the underlying land is owned by third parties and leased to the Company pursuant to long-term building or ground leases. Under the terms of a typical building or ground lease, the Company pays rent for the use of the building or land and is generally responsible for all costs and expenses associated with the building and improvements. In some cases, the Company has an option or right of first refusal to purchase the land. The termination dates of the ground leases range from 2023 to 2027.

(14)
One Westside, formerly known as Westside Pavilion, was a regional shopping center that closed in January 2019. This property is under redevelopment into 584,000 square feet of creative office leased entirely to Google, along with 96,000 square feet of existing dining and entertainment space.

Mortgage Debt
The following table sets forth certain information regarding the mortgages encumbering the Centers, including those Centers in which the Company has less than a 100% interest. The information set forth below is as of December 31, 2018 (dollars in thousands):

Property Pledged as Collateral	Fixed or Floating	Carrying Amount(1)	Effective Interest Rate(2)	Annual Debt Service(3)	Maturity Date(4)	Balance Due on Maturity	Earliest Date Notes Can Be Defeased or Be Prepaid
Consolidated Centers:
Chandler Fashion Center(5)	Fixed	$199,972	3.77%	$7,500	7/1/19	$200,000	Any Time
Danbury Fair Mall	Fixed	202,158	5.53%	18,456	10/1/20	188,854	Any Time
Fashion Outlets of Chicago(6)	Floating	199,622	4.01%	7,700	3/31/20	200,000	Any Time
Fashion Outlets of Niagara Falls USA	Fixed	109,651	4.89%	8,724	10/6/20	103,810	Any Time
Freehold Raceway Mall(5)	Fixed	398,212	3.94%	15,600	11/1/29	386,013	11/1/22
Fresno Fashion Fair	Fixed	323,460	3.67%	11,652	11/1/26	325,000	2/28/19
Green Acres Commons(7)	Floating	128,006	5.06%	5,850	3/29/21	130,000	Any Time
Green Acres Mall	Fixed	284,686	3.61%	17,364	2/3/21	269,922	Any Time
Kings Plaza Shopping Center	Fixed	437,120	3.67%	26,748	12/3/19	427,423	Any Time
Oaks, The	Fixed	192,037	4.14%	12,768	6/5/22	174,433	Any Time
Pacific View	Fixed	121,362	4.08%	8,016	4/1/22	110,597	Any Time
Queens Center	Fixed	600,000	3.49%	20,928	1/1/25	600,000	Any Time
Santa Monica Place(8)	Floating	297,069	4.01%	11,266	12/9/22	300,000	Any Time
SanTan Village Regional Center(9)	Fixed	121,585	3.14%	7,068	6/1/19	120,238	Any Time
Towne Mall	Fixed	20,733	4.48%	1,404	11/1/22	18,886	Any Time
Tucson La Encantada	Fixed	65,361	4.23%	4,416	3/1/22	59,788	Any Time
Victor Valley, Mall of	Fixed	114,675	4.00%	4,560	9/1/24	115,000	Any Time
Vintage Faire Mall	Fixed	258,207	3.55%	15,072	3/6/26	210,825	Any Time
		$4,073,916

Property Pledged as Collateral	Fixed or Floating	Carrying Amount(1)	Effective Interest Rate(2)	Annual Debt Service(3)	Maturity Date(4)	Balance Due on Maturity	Earliest Date Notes Can Be Defeased or Be Prepaid
Unconsolidated Joint Venture Centers (at Company's Pro Rata Share):
Arrowhead Towne Center(60.0%)	Fixed	$240,000	4.05%	$9,720	2/1/28	$212,719	2/1/22
Atlas Park, The Shops at(50.0%)(10)	Floating	26,466	4.42%	1,174	10/28/20	26,993	Any Time
Boulevard Shops(50.0%)(11)	Floating	9,219	4.56%	398	12/5/23	9,400	Any Time
Broadway Plaza(50.0%)(12)	Fixed	224,409	4.19%	9,405	4/1/30	189,724	4/1/22
Corte Madera, The Village at(50.1%)	Fixed	112,378	3.53%	3,945	9/1/28	98,753	9/30/19
Country Club Plaza(50.0%)	Fixed	159,656	3.88%	6,160	4/1/26	137,525	4/1/21
Deptford Mall(51.0%)	Fixed	93,018	3.55%	5,795	4/3/23	81,750	Any Time
FlatIron Crossing(51.0%)	Fixed	121,254	2.81%	8,525	1/5/21	110,538	Any Time
Kierland Commons(50.0%)	Fixed	108,949	3.98%	6,406	4/1/27	88,724	Any Time
Lakewood Center(60.0%)	Fixed	218,503	4.15%	13,144	6/1/26	185,306	Any Time
Los Cerritos Center(60.0%)	Fixed	315,000	4.00%	12,600	11/1/27	278,711	11/1/21
North Bridge, The Shops at(50.0%)	Fixed	186,990	3.71%	6,900	6/1/28	160,523	Any Time
Scottsdale Fashion Square(50.0%)	Fixed	229,485	3.02%	13,281	4/3/23	201,331	Any Time
South Plains Mall(60.0%)	Fixed	120,000	4.22%	5,065	11/6/25	120,000	Any Time
Twenty Ninth Street(51.0%)	Fixed	76,500	4.10%	3,137	2/6/26	76,500	Any Time
Tysons Corner Center(50.0%)	Fixed	381,975	4.13%	24,643	1/1/24	333,233	Any Time
Washington Square(60.0%)	Fixed	330,000	3.65%	12,045	11/1/22	311,863	Any Time
West Acres(19.0%)	Fixed	14,610	4.61%	1,025	3/1/32	8,256	Any Time
		$2,968,412
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

The debt premiums (discounts) as of December 31, 2018 consisted of the following:

Property Pledged as Collateral
Consolidated Centers
Fashion Outlets of Niagara Falls USA	$1,701
Unconsolidated Joint Venture Center (at Company's Pro Rata Share)
Deptford Mall	$664
FlatIron Crossing	2,516
Lakewood Center	(10,499)
$(7,319)
The mortgage notes payable balances also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs at December 31, 2018 were $13,053 for Consolidated Centers and $3,847 for Unconsolidated Joint Ventures (at Company's pro rata share).

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

(5)	A 49.9% interest in the loan has been assumed by a third party in connection with the Financing Arrangement (See "Item 1. Business—Other Transactions and Events").

(6)
The loan bears interest at LIBOR plus 1.50%. On January 10, 2019, the Company replaced the existing loan on the property with a new $300.0 million loan that bears interest at 4.58% and matures on February 1, 2031.

(7)	On March 1, 2018, the Company borrowed the remaining $20,000 available under the loan agreement on the property. The loan bears interest at LIBOR plus 2.15%.

(8)	The loan bears interest at LIBOR plus 1.35%. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 4.0% during the period ending December 9, 2019.

(9)
On February 13, 2019, the Company’s joint venture in SanTan Village Regional Center entered into a commitment for a ten-year $220.0 million loan to replace the existing loan on the property. The new loan will bear interest at a fixed rate of 4.30% and is expected to close during the second quarter of 2019.

(10)
The loan bears interest at LIBOR plus 2.00%. On February 22, 2019, the Company’s joint venture in The Shops at Atlas Park entered into an agreement to increase the total borrowing capacity of the existing loan on the property from $57.8 million to $80.0 million, and to extend the maturity date to October 28, 2021, including extension options. Concurrent with the loan modification, the joint venture borrowed an additional $18.4 million.

(11)
On November 7, 2018, the Company's joint venture in Boulevard Shops replaced the existing loan on the property with a new $18.8 million loan that bears interest at LIBOR plus 1.85% and matures on December 5, 2023. The loan can be expanded, depending on certain conditions, up to $23.0 million.

(12)	On March 29, 2018, the Company's joint venture in Broadway Plaza placed a $450.0 million loan on the property that bears interest at an effective rate of 4.19% and matures on April 1, 2030.
ITEM 3.    LEGAL PROCEEDINGS
None of the Company, the Operating Partnership, the Management Companies or their respective affiliates is currently involved in any material legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The common stock of the Company is listed and traded on the New York Stock Exchange under the symbol "MAC". The common stock began trading on March 10, 1994 at a price of $19 per share. As of February 21, 2019, there were approximately 507 stockholders of record.
To maintain its qualification as a REIT, the Company is required each year to distribute to stockholders at least 90% of its net taxable income after certain adjustments. The Company paid all of its 2018 and 2017 quarterly dividends in cash. The timing, amount and composition of future dividends will be determined in the sole discretion of the Company's board of directors and will depend on actual and projected cash flow, financial condition, funds from operations, earnings, capital requirements, annual REIT distribution requirements, contractual prohibitions or other restrictions, applicable law and such other factors as the board of directors deems relevant. For example, under the Company's existing financing arrangements, the Company may pay cash dividends and make other distributions based on a formula derived from funds from operations (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations ("FFO")") and only if no default under the financing agreements has occurred, unless, under certain circumstances, payment of the distribution is necessary to enable the Company to continue to qualify as a REIT under the Code.
Stock Performance Graph
The following graph provides a comparison, from December 31, 2013 through December 31, 2018, of the yearly percentage change in the cumulative total stockholder return (assuming reinvestment of dividends) of the Company, the Standard & Poor's ("S&P") 500 Index, the S&P Midcap 400 Index, FTSE Nareit Equity Retail Index and FTSE Nareit All Equity REITs Index. The FTSE Nareit Equity Retail Index and FTSE Nareit All Equity REITs Index are industry indexes of publicly-traded REITs that include the Company.
The graph assumes that the value of the investment in each of the Company's common stock and the indices was $100 at the close of the market on December 31, 2013.
Upon written request directed to the Secretary of the Company, the Company will provide any stockholder with a list of the REITs included in the FTSE Nareit Equity Retail Index and the FTSE Nareit All Equity REITs Index. The historical information set forth below is not necessarily indicative of future performance.

Data for the FTSE Nareit Equity Retail Index, FTSE Nareit All Equity REITs Index, the S&P 500 Index and the S&P Midcap 400 Index were provided by Research Data Group.
Copyright© 2019 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
The Macerich Company	$100.00	$147.20	$154.58	$140.71	$136.68	$94.92
S&P 500 Index	100.00	113.69	115.26	129.05	157.22	150.33
S&P Midcap 400 Index	100.00	109.77	107.38	129.65	150.71	134.01
FTSE Nareit Equity Retail Index (1)	100.00	127.62	133.44	134.70	128.27	121.91
FTSE Nareit All Equity REITs Index (1)	100.00	128.03	131.64	143.00	155.41	149.12
_______________________________________________________________________________

(1)
Beginning with this Annual Report on Form 10-K, the Company determined to use the FTSE Nareit Equity Retail Index instead of the FTSE Nareit All Equity REITs Index as a comparator group in the stock performance graph. The Company believes that the FTSE Nareit Equity Retail Index provides a more narrowly defined peer group that more closely matches its business and better correlates with the performance of the retail REIT industry.

Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2018 to October 31, 2018	—	$—	—	$278,707,048
November 1, 2018 to November 30, 2018	—	—	—	$278,707,048
December 1, 2018 to December 31, 2018	—	—	—	$278,707,048
	—	$—	—

(1)	On February 12, 2017, the Company's Board of Directors authorized the repurchase of up to $500.0 million of the Company's outstanding common shares from time to time as market conditions warrant.

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

	Years Ended December 31,
	2018	2017	2016	2015	2014
OPERATING DATA:
Revenues:
Minimum rents (1)	$575,856	$594,030	$616,295	$759,603	$633,571
Percentage rents	17,569	17,124	20,902	25,693	24,350
Tenant recoveries	263,477	283,295	305,282	415,129	361,119
Other	59,969	55,819	59,328	61,470	52,226
Management Companies	43,480	43,394	39,464	26,254	33,981
Total revenues	960,351	993,662	1,041,271	1,288,149	1,105,247
Expenses:
Shopping center and operating expenses	277,470	295,190	307,623	379,815	353,505
Management Companies' operating expenses	103,534	100,121	98,323	92,340	88,424
REIT general and administrative expenses	24,160	28,240	28,217	29,870	29,412
Costs related to shareholder activism (2)	19,369	—	—	—	—
Costs related to unsolicited takeover offer (3)	—	—	—	25,204	—
Depreciation and amortization	327,436	335,431	348,488	464,472	378,716
Interest expense	182,962	171,776	163,675	211,943	190,689
(Gain) loss on extinguishment of debt, net (4)	—	—	(1,709)	(1,487)	9,551
Total expenses	934,931	930,758	944,617	1,202,157	1,050,297
Equity in income of unconsolidated joint ventures (5)	71,773	85,546	56,941	45,164	60,626
Co-venture expense (6)	—	(13,629)	(13,382)	(11,804)	(9,490)
Income tax benefit (expense) (7)	3,604	(15,594)	(722)	3,223	4,269
(Loss) gain on sale or write down of assets, net (8)	(31,825)	42,446	415,348	378,248	73,440
Gain on remeasurement of assets (9)	—	—	—	22,089	1,423,136
Net income	68,972	161,673	554,839	522,912	1,606,931
Less net income attributable to noncontrolling interests	8,952	15,543	37,844	35,350	107,889
Net income attributable to the Company	$60,020	$146,130	$516,995	$487,562	$1,499,042
Earnings per common share ("EPS") attributable to the Company:
Basic	$0.42	$1.02	$3.52	$3.08	$10.46
Diluted (10)(11)	$0.42	$1.02	$3.52	$3.08	$10.45

	As of December 31,
	2018	2017	2016	2015	2014
BALANCE SHEET DATA:
Investment in real estate (before accumulated depreciation)	$8,878,820	$9,127,533	$9,209,211	$10,689,656	$12,777,882
Total assets	$9,026,808	$9,605,862	$9,958,148	$11,235,584	$13,094,948
Total mortgage and notes payable	$4,982,460	$5,170,264	$4,965,900	$5,260,750	$6,265,570
Equity (12)	$3,188,432	$3,967,999	$4,427,168	$5,071,239	$6,039,849
OTHER DATA:
Funds from operations ("FFO")—diluted (13)	$564,436	$582,878	$642,304	$642,268	$542,754
Cash flows provided by (used in):
Operating activities	$344,311	$386,389	$429,534	$554,956	$409,731
Investing activities	$176,323	$178,988	$454,066	$(70,136)	$(262,317)
Financing activities	$(514,438)	$(566,269)	$(867,502)	$(452,329)	$(138,748)
Number of Centers at year end	52	55	57	58	60
Regional Shopping Centers portfolio occupancy (14)	95.4%	95.0%	95.4%	96.1%	95.8%
Regional Shopping Centers portfolio sales per square foot (15)	$726	$660	$630	$635	$587
Weighted average number of shares outstanding—EPS basic	141,142	141,877	146,599	157,916	143,144
Weighted average number of shares outstanding—EPS diluted(11)	141,144	141,913	146,711	158,060	143,291
Distributions declared per common share (16)	$2.97	$2.87	$2.75	$6.63	$2.51
_______________________________________________________________________________

(1)
Minimum rents were increased by amortization of above and below-market leases of $1.9 million, $1.0 million, $12.8 million, $16.5 million and $9.1 million for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

(2)
During the year ended December 31, 2018, the Company incurred $19.4 million in costs associated with activities related to shareholder activism. These costs were primarily for legal and advisory services.

(3)	During the year ended December 31, 2015, the Company incurred $25.2 million in legal and advisory costs in response to an unsolicited, conditional proposal from Simon Property Group, Inc.

(4)
The (gain) loss on extinguishment of debt, net for the years ended December 31, 2016, 2015 and 2014 includes the (gain) loss on the extinguishment of mortgage notes payable of $(1.7) million, $(2.1) million and $9.6 million, respectively. The (gain) loss on extinguishment of debt, net for the year ended December 31, 2015 also includes the loss on the extinguishment of a term loan of $0.6 million.

(5)
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
On October 30, 2015, the Company sold a 40% ownership interest in the PPR Portfolio, which owns Lakewood Center, Los Cerritos Center, South Plains Mall and Washington Square for a total sales price of $1.3 billion, resulting in a gain on sale of assets of $311.2 million. The sales price was funded by a cash payment of $545.6 million and the assumption of the pro rata share of the mortgage and other notes payable on the properties of $713.0 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes, which included funding the accelerated share repurchase program and Special Dividend (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Other Transactions and Events"). Upon completion of the sale of the ownership interest, the Company has accounted for its investment in the PPR Portfolio under the equity method of accounting.
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
On March 17, 2017, the Company's joint venture in Country Club Plaza sold an ownership interest in an office building for $78.0 million, resulting in a gain on sale of assets of $4.6 million. The Company's pro rata share of the gain on sale of assets of $2.3 million was included in equity in income of unconsolidated joint ventures. The Company used its share of the proceeds to fund repurchases under the 2017 Stock Buyback Program.
On September 18, 2017, the Company's joint venture in Fashion District Philadelphia sold an ownership interest in an office building for $61.5 million, resulting in a gain on sale of assets of $13.1 million. The Company's pro rata share of the gain on sale of assets of $6.5 million was included in equity in income of unconsolidated joint ventures. The Company used its share of the proceeds to fund repurchases under the 2017 Stock Buyback Program.
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
On February 16, 2018, the Company's joint venture in Fashion District Philadelphia sold its share of an ownership interest in an office building for $41.8 million, resulting in a gain on sale of assets of $5.5 million. The Company's pro rata share of the gain on the sale of assets of $2.8 million was included in equity in income from unconsolidated joint ventures. The Company used its portion of the proceeds to pay down its line of credit and for general corporate purposes.
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
On August 31, 2018, the Company completed the sale of a 75% ownership interest in One Westside, a 680,000 square foot regional shopping center in Los Angeles, California, for $142.5 million, resulting in a gain on sale of assets of $46.2 million. The sales price was funded by a cash payment of $36.9 million and the assumption of a pro rata share of the mortgage note payable on the property of $105.6 million. Concurrent with the sale of the ownership interest in the property, the joint venture defeased the loan on the property by providing a $149.2 million portfolio of marketable securities as replacement collateral in lieu of the property. The Company funded its share of the purchase price of the marketable securities portfolio with the proceeds from the sale of the ownership interest in the property. From March 1, 2018 to the completion of the sale, the Company accounted for its interest in One Westside as a collaborative arrangement (See Note 14—Collaborative Arrangement in the Company's Notes to the Consolidated Financial Statements). Upon completion of the sale, the Company has accounted for its ownership interest in One Westside under the equity method of accounting.
On September 6, 2018, the Company formed a 50/50 joint venture with Simon Property Group to develop Los Angeles Premium Outlets in Carson, California that is planned to open with approximately 400,000 square feet, followed by an additional 165,000 square feet in the second stage. The first phase of the project is expected to be completed in Fall 2021.

(6)
On January 1, 2018, upon adoption of ASU 2014-09, "Revenue From Contracts With Customers (ASC 606)", the Company changed its accounting for Chandler Freehold from a co-venture arrangement to the Financing Arrangement. As a result, the Company no longer records co-venture expense for its partner's share of the income of Chandler Freehold. Under the Financing Arrangement, the Company recognizes interest expense on (i) the changes in fair value of the Financing Arrangement obligation, (ii) any payments to the joint venture partner equal to their pro rata share of net income and (iii) any payments to the joint venture partner less than or in excess of their pro rata share of net income.

(7)
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

(8)
(Loss) gain on sale or write down of assets, net includes a gain of $46.2 million from the sale of a 75% ownership interest in One Westside during the year ended December 31, 2018, $14.6 million from sale of 500 North Michigan Avenue and $59.6 million from the sale of Cascade Mall and Northgate Mall during the year ended December 31, 2017, $340.7 million from the sale of a 49% ownership interest in the MAC Heitman Portfolio, $101.6 million from the sale of a 40% ownership interest in Arrowhead Towne Center and $24.9 million from the sale of Capitola Mall during the year ended December 31, 2016, $311.2 million from the sale of a 40% ownership interest in the PPR Portfolio and $73.7 million from the sale of Panorama Mall during the year ended December 31, 2015 and $121.9 million from the sale of South Towne Center, $24.6 million from the sale of Camelback Colonnade and $9.0 million from the sale of a 30% ownership interest in Wilshire Boulevard during the year ended December 31, 2014. (Loss) gain on sale or write down of assets, net also includes a charge for loss on impairment and write down of assets net of gains on land sales of $78.1 million, $31.7 million, $51.9 million, $6.7 million and $82.0 million for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, respectively (See Note 6—Property, net in the Company's Notes to the Consolidated Financial Statements).

(9)
Gain on remeasurement of assets includes $22.1 million from the acquisition of Inland Center during the year ended December 31, 2015 and $1.4 billion from the acquisition of the PPR Queens Portfolio during the year ended December 31, 2014.

(10)
Assumes the conversion of Operating Partnership units to the extent they are dilutive to the EPS computation. It also assumes the conversion of MACWH, LP common and preferred units to the extent that they are dilutive to the EPS computation.

(11)
Includes the dilutive effect, if any, of share and unit-based compensation plans calculated using the treasury stock method and the dilutive effect, if any, of all other dilutive securities calculated using the "if converted" method.

(12)
Equity includes the noncontrolling interests in the Operating Partnership, nonredeemable noncontrolling interests in consolidated joint ventures and common and non-participating convertible preferred units of MACWH, LP.

(13)	See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations ("FFO")".

(14)
Occupancy is the percentage of Mall and Freestanding GLA leased as of the last day of the reporting period. Centers under development and redevelopment are excluded from occupancy. As a result, occupancy for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 excluded Fashion District Philadelphia, Paradise Valley Mall and One Westside. Occupancy for the years ended December 31, 2016, 2015 and 2014 excluded Broadway Plaza. Occupancy for the years ended December 31, 2015 and 2014 excluded Fashion Outlets of Niagara Falls USA and SouthPark Mall.

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

(15)
Sales per square foot are based on reports by retailers leasing Mall Stores and Freestanding Stores for the trailing twelve months for tenants which have occupied such stores for a minimum of twelve months. Sales per square foot also are based on tenants 10,000 square feet and under for Regional Shopping Centers. The sales per square foot exclude Centers under development and redevelopment. As a result, sales per square foot for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 excluded Fashion District Philadelphia, Paradise Valley Mall and One Westside. Sales per square foot for the years ended December 31, 2016, 2015 and 2014 excluded Broadway Plaza. Sales per square foot for the years ended December 31, 2015 and 2014 excluded Fashion Outlets of Niagara Falls USA and SouthPark Mall.

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

(16)
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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, the Operating Partnership. As of December 31, 2018, the Operating Partnership owned or had an ownership interest in 47 regional shopping centers and five community/power shopping centers. These 52 regional and community/power shopping centers (which include any related office space) consist of approximately 51 million square feet of gross leasable area (“GLA”) and are referred to herein as the “Centers”. The Centers consist of consolidated Centers (“Consolidated Centers”) and unconsolidated joint venture Centers (“Unconsolidated Joint Venture Centers”) as set forth in “Item 2. Properties,” unless the context otherwise requires. The Company is a self-administered and self-managed REIT and conducts all of its operations through the Operating Partnership and the Management Companies.
The following discussion is based primarily on the consolidated financial statements of the Company for the years ended December 31, 2018, 2017 and 2016. It compares the results of operations and cash flows for the year ended December 31, 2018 to the results of operations and cash flows for the year ended December 31, 2017. Also included is a comparison of the results of operations and cash flows for the year ended December 31, 2017 to the results of operations and cash flows for the year ended December 31, 2016. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
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
On January 14, 2016, the Company formed a joint venture, whereby the Company sold a 49% ownership interest in Deptford Mall, a 1,040,000 square foot regional shopping center in Deptford, New Jersey; FlatIron Crossing, a 1,428,000 square foot regional shopping center in Broomfield, Colorado; and Twenty Ninth Street, an 845,000 square foot regional shopping center in Boulder, Colorado (the "MAC Heitman Portfolio"), for $771.5 million, resulting in a gain on the sale of assets of $340.7 million. The sales price was funded by a cash payment of $478.6 million and the assumption of a pro rata share of the mortgage notes payable on the properties of $292.9 million. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes. Upon completion of the sale of the ownership interest, the Company no longer has a controlling interest in the joint venture due to the substantive participation rights of the outside partner. Accordingly, the Company accounts for its investment in the MAC Heitman Portfolio under the equity method of accounting.
The sale of ownership interests in Arrowhead Towne Center and the MAC Heitman Portfolio are collectively referred to herein as the Joint Venture Transactions.
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
On March 17, 2017, the Company's joint venture in Country Club Plaza sold an ownership interest in an office building for $78.0 million, resulting in a gain on sale of assets of $4.6 million. The Company's pro rata share of the gain on sale of assets of $2.3 million was included in equity in income of unconsolidated joint ventures. The Company used its share of the proceeds to fund repurchases under the 2017 Stock Buyback Program (See "Other Transactions and Events").
On September 18, 2017, the Company's joint venture in Fashion District Philadelphia sold an ownership interest in an office building for $61.5 million, resulting in a gain on sale of assets of $13.1 million. The Company's pro rata share of the gain on sale of assets of $6.5 million was included in equity in income of unconsolidated joint ventures. The Company used its share of the proceeds to fund repurchases under the 2017 Stock Buyback Program (See "Other Transactions and Events").
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
On February 16, 2018, the Company's joint venture in Fashion District Philadelphia sold its ownership share of an office building for $41.8 million, resulting in a gain on sale of assets of $5.5 million. The Company's pro rata share of the gain on the sale of assets of $2.8 million was included in equity in income from unconsolidated joint ventures. The Company used its portion of the proceeds to pay down its line of credit and for general corporate purposes.
On March 1, 2018, the Company formed a 25/75 joint venture with Hudson Pacific Properties, whereby the Company agreed to contribute Westside Pavilion (referred to hereafter as One Westside), a 680,000 square foot regional shopping center in Los Angeles, California in exchange for $142.5 million. The Company completed the sale of the 75% ownership interest in the property to Hudson Pacific Properties on August 31, 2018, resulting in a gain on sale of assets of $46.2 million. The sales price was funded by a cash payment of $36.9 million and the assumption of a pro rata share of the mortgage note payable on the property of $105.6 million. The Company used the proceeds to fund its share of the cost to defease the mortgage note payable on the property (See "Financing Activity"). From March 1, 2018 to the completion of the sale, the Company accounted for its interest in the property as a collaborative arrangement (See Note 14—Collaborative Arrangement of the Company's consolidated financial statements). Upon completion of the sale, the Company has accounted for its ownership interest in the property under the equity method of accounting.
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
On August 31, 2018, concurrent with the sale of the ownership interest in One Westside (See "Acquisitions and Dispositions"), the joint venture defeased the loan on the property by providing a $149.2 million portfolio of marketable securities as replacement collateral in lieu of the property. At December 31, 2018, the balance of the marketable securities and the defeased loan at the joint venture were $146.9 million and $138.2 million, respectively, with Company's pro rata share at $36.7 million and $34.6 million, respectively. The Company funded its $37.3 million share of the purchase price of the marketable securities portfolio with the proceeds from the sale of the ownership interest in the property.

On September 14, 2018, the Company entered into four interest rate swap agreements that effectively convert a total of $400.0 million of the outstanding balance of the Company’s line of credit from floating rate debt of LIBOR plus 1.45% to fixed rate debt of 4.30% until September 30, 2021.
On November 7, 2018, the Company's joint venture in Boulevard Shops replaced the existing loan on the property with a new $18.8 million loan that bears interest at LIBOR plus 1.85% and matures on December 5, 2023. The loan can be expanded, depending on certain conditions, up to $23.0 million. The Company used its share of the proceeds to pay down its line of credit and for general corporate purposes.
On January 10, 2019, the Company replaced the existing loan on Fashion Outlets of Chicago with a new $300.0 million loan that bears interest at 4.58% and matures on February 1, 2031. The Company used the net proceeds to pay down its line of credit and for general corporate purposes.
On February 13, 2019, the Company’s joint venture in SanTan Village Regional Center entered into a commitment for a ten-year $220.0 million loan to replace the existing loan on the property. The new loan will bear interest at a fixed rate of 4.30% and is expected to close during the second quarter of 2019.
On February 22, 2019, the Company’s joint venture in The Shops at Atlas Park entered into an agreement to increase the total borrowing capacity of the existing loan on the property from $57.8 million to $80.0 million, and to extend the maturity date to October 28, 2021, including extension options. Concurrent with the loan modification, the joint venture borrowed an additional $18.4 million. The Company used its $9.2 million share of the additional proceeds to pay down its line of credit and for general corporate purposes.
Redevelopment and Development Activity:
The Company's joint venture is proceeding with the redevelopment of Fashion District Philadelphia, an 850,000 square foot shopping center in Philadelphia, Pennsylvania. The project is expected to be completed in September 2019. The total cost of the project is estimated to be between $400.0 million and $420.0 million, with $200.0 million to $210.0 million estimated to be the Company's pro rata share. The Company has funded $151.5 million of the total $302.9 million incurred by the joint venture as of December 31, 2018.
The Company's joint venture in Scottsdale Fashion Square is redeveloping a former Barney's store and an 80,000 square foot exterior expansion. The project is expected to be completed in 2019. The total cost of the project is estimated to be between $140.0 million and $160.0 million, with $70.0 million to $80.0 million estimated to be the Company's pro rata share. The Company has funded $26.8 million of the total $53.6 million incurred by the joint venture as of December 31, 2018.
The Company's joint venture with Hudson Pacific Properties is redeveloping One Westside, into 584,000 square feet of creative office space and 96,000 square feet of dining and entertainment space. The entire creative office space has been leased to Google and is expected to be completed in 2022. The total cost of the project is estimated to be between $500.0 million and $550.0 million, with $125.0 million to $137.5 million estimated to be the Company's pro rata share. The Company has funded $35.6 million of the total $142.4 million incurred by the joint venture as of December 31, 2018.
On September 6, 2018, the Company formed a 50/50 joint venture with Simon Property Group to develop Los Angeles Premium Outlets, a premium outlet center in Carson, California that is planned to open with approximately 400,000 square feet, followed by an additional 165,000 square feet in the second stage. The first phase of the project is expected to be completed in Fall 2021. The Company has funded $15.8 million of the total $31.5 million incurred by the joint venture as of December 31, 2018.
In connection with the anticipated closures and lease rejections of several Sears stores owned or partially owned by the Company, the Company anticipates spending between $250.0 million to $300.0 million at the Company’s pro rata share to redevelop the  Sears stores. The anticipated openings of such redevelopments are expected to occur between 2020 and 2024. The estimated range of redevelopment costs could increase if the Company or its joint venture decide to expand the scope of the redevelopments.
Other Transactions and Events:
On October 30, 2015, the Company declared a special dividend/distribution ("Special Dividend") of $2.00 per share of common stock and per OP Unit that was paid on January 6, 2016 to common stockholders and OP Unit holders of record on November 12, 2015. The Special Dividend was funded from proceeds in connection with the financing and sale of ownership interests in Pacific Premier Retail LLC in 2015 and Arrowhead Towne Center in 2016 (See "Acquisitions and Dispositions" and "Financing Activity").

On February 17, 2016, the Company entered into an accelerated share repurchase program ("ASR") to repurchase $400.0 million of the Company's common stock. In accordance with the ASR, the Company made a prepayment of $400.0 million and received an initial share delivery of 4,222,193 shares. On April 19, 2016, the ASR was completed and the Company received delivery of an additional 861,235 shares. The average price of the 5,083,428 shares repurchased under the ASR was $78.69 per share. The ASR was funded from borrowings under the Company's line of credit, which had been paid down from the proceeds from the recently completed Joint Venture Transactions (See "Acquisitions and Dispositions" and "Financing Activity").
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
On January 1, 2018, upon adoption of ASU 2014-09, "Revenue From Contracts With Customers (ASC 606)", the Company changed its accounting for Chandler Freehold from a co-venture arrangement to the Financing Arrangement. As a result, the Company no longer records co-venture expense for its partner's share of the income of Chandler Freehold. Under the Financing Arrangement, the Company recognizes interest expense on (i) the changes in fair value of the Financing Arrangement obligation, (ii) any payments to the joint venture partner equal to their pro rata share of net income and (iii) any payments to the joint venture partner less than or in excess of their pro rata share of net income.
On February 1 and 2, 2018, the Company reduced its workforce by approximately 10 percent. The Company incurred a one-time charge of $12.7 million in connection with the workforce reduction during the year ended December 31, 2018.  As a result of the workforce reduction, the Company, exclusive of the one-time charge, reduced expenses by approximately $10.0 million during the year ending December 31, 2018.
During the year ended December 31, 2018, the Company incurred $19.4 million in costs associated with activities related to shareholder activism. These costs were primarily for legal and advisory services.
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
The Company immediately expenses costs associated with business combinations as period costs and capitalizes costs associated with asset acquisitions.
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
The Company records its Financing Arrangement obligation at fair value on a recurring basis with changes in fair value being recorded as interest expense in the Company’s consolidated statements of operations. The fair value is determined based on a discounted cash flow model, with the significant unobservable inputs including the multiple of net operating income, discount rate, and market rents. The fair value of the Financing Arrangement obligation is sensitive to these significant unobservable inputs and a change in these inputs may result in a significantly higher or lower fair value measurement.
Results of Operations
Many of the variations in the results of operations, discussed below, occurred because of the transactions affecting the Company's properties described above, including those related to the Redevelopment Properties, the JV Transition Centers and the Disposition Properties (each as defined below).
For purposes of the discussion below, the Company defines "Same Centers" as those Centers that are substantially complete and in operation for the entirety of both periods of the comparison. Non-Same Centers for comparison purposes include those Centers or properties that are going through a substantial redevelopment often resulting in the closing of a portion of the Center (“Redevelopment Properties”), those properties that have recently transitioned to or from equity method joint ventures to consolidated assets ("JV Transition Centers") and properties that have been disposed of ("Disposition Properties"). The Company moves a Center in and out of Same Centers based on whether the Center is substantially complete and in operation for the entirety of both periods of the comparison. Accordingly, the Same Centers consist of all consolidated Centers, excluding the Redevelopment Properties, the JV Transition Centers and the Disposition Properties for the periods of comparison.
For the comparison of the year ended December 31, 2018 to the year ended December 31, 2017, the Redevelopment Properties are Paradise Valley Mall and certain ground up developments. For the comparison of the year ended December 31, 2017 to the year ended December 31, 2016, the Redevelopment Properties are the expansion portion of Green Acres Mall, Paradise Valley Mall and One Westside.
For the comparison of the year ended December 31, 2018 to the year ended December 31, 2017, the JV Transition Center is One Westside. For the comparison of the year ended December 31, 2017 to the year ended December 31, 2016, the JV Transition Centers are Arrowhead Towne Center and the MAC Heitman Portfolio. The change in revenues and expenses at the JV Transition Center for the comparison of the year ended December 31, 2018 to the year ended December 31, 2017 is primarily due to the conversion of One Westside from a Consolidated Center to an Unconsolidated Joint Venture Center. The change in revenues and expenses at the JV Transition Centers for the comparison of the year ended December 31, 2017 to the year ended December 31, 2016 is primarily due to the conversion of Arrowhead Towne Center and the MAC Heitman Portfolio from Consolidated Centers to Unconsolidated Joint Venture Centers.

For comparison of the year ended December 31, 2018 to the year ended December 31, 2017, the Disposition Properties are Promenade at Casa Grande, 500 North Michigan Avenue, Cascade Mall and Northgate Mall. For the comparison of the year ended December 31, 2017 to the year ended December 31, 2016, the Disposition Properties are 500 North Michigan Avenue, Cascade Mall, Northgate Mall, Flagstaff Mall and Capitola Mall.
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
Tenant sales per square foot increased from $660 for the twelve months ended December 31, 2017 to $726 for the twelve months ended December 31, 2018. Occupancy rate increased from 95.0% at December 31, 2017 to 95.4% at December 31, 2018. Releasing spreads remained positive as the Company was able to lease available space at average higher rents than the expiring rental rates, resulting in a releasing spread of $5.75 per square foot ($57.55 on new and renewal leases executed compared to $51.80 on leases expiring), representing a 11.1% increase for the trailing twelve months ended December 31, 2018. The Company expects that releasing spreads will continue to be positive for 2019 as it renews or relets leases that are scheduled to expire. These leases that are scheduled to expire represent approximately 900,000 square feet of the Centers, accounting for 12.5% of the GLA of mall stores and freestanding stores, for spaces 10,000 square feet and under, as of December 31, 2018. These calculations exclude Centers under development or redevelopment and property dispositions (See "Acquisitions and Dispositions" and "Redevelopment and Development Activities" in Management's Overview and Summary).
During the trailing twelve months ended December 31, 2018, the Company signed 241 new leases and 363 renewal leases comprising approximately 1.0 million square feet of GLA, of which 0.7 million square feet related to the consolidated Centers. The annual initial average base rent for new and renewal leases was $57.55 per square foot for the trailing twelve months ended December 31, 2018 with an average tenant allowance of $28.74 per square foot.
Outlook
The Company has a long-term four-pronged business strategy that focuses on the acquisition, leasing and management, redevelopment and development of Regional Shopping Centers. Although the Company believes that overall regional shopping centers fundamentals in its markets appear reasonably strong heading into 2019, the Company expects that its results for 2019 will be negatively impacted by rising interest rates and anticipated Anchor closures and tenant bankruptcies, among other factors.
Rising interest rates increase the cost of the Company’s borrowings due to its outstanding floating-rate debt and lead to higher interest rates on new fixed-rate debt. In certain cases, the Company may limit its exposure to interest rate fluctuations related to a portion of its floating-rate debt by using interest rate cap and swap agreements. Such agreements, subject to current market conditions, allow the Company to replace floating-rate debt with fixed-rate debt in order to achieve its desired ratio of floating-rate to fixed-rate debt. However, in an increasing interest rate environment the fixed rates the Company can obtain with such replacement fixed-rate cap and swap agreements or the fixed-rate on new debt will also continue to increase.
In recent years, a number of companies in the retail industry, including some of the Company’s Anchors, have declared bankruptcy, have gone out of business or have significantly reduced the number of their retail stores. Store closures by an Anchor may impact the Company’s Centers more holistically by causing other Anchors and/or certain other tenants to terminate their leases, receive reduced rent and/or cease operating their stores at the Center.
On October 15, 2018, Sears filed for bankruptcy and announced additional store closings. As of December 31, 2018, following the closure of four stores during 2018, the Company had 17 Sears stores totaling approximately 2.6 million square feet of gross leasable area within the Company’s portfolio and accounting for approximately 1% of the Company’s total minimum and percentage rents. In January 2019, Sears closed nine additional stores. The remaining eight stores include three owned by the Company, three owned by the Company’s joint venture with Seritage Growth Properties (“Seritage”) and two owned by a third-party. Due to its bankruptcy filing, Sears may be unable or unwilling to meet its rent obligations and other obligations under its leases with the Company, and the Company may be unable to re-lease a terminated or rejected space on comparable terms or at all.

Although, in the short-term, the bankruptcy of an Anchor such as Sears may lead to lost base rent and the triggering of co-tenancy clauses, there is also the potential to create additional future value through the recapturing of space and releasing that space to new tenants at higher rent per square foot, which the Company has demonstrated through its joint venture with Seritage and the completed redevelopment of a former Sears store at Kings Plaza Shopping Center in July 2018.
Comparison of Years Ended December 31, 2018 and 2017
Revenues:
Minimum and percentage rents (collectively referred to as "rental revenue") decreased by $17.7 million, or 2.9%, from 2017 to 2018. The decrease in rental revenue is attributed to a decrease of $10.4 million from the Disposition Properties and $9.6 million from the JV Transition Center offset in part by an increase of $1.6 million from the Same Centers and $0.7 million from the Redevelopment Properties.
Rental revenue includes the amortization of above and below-market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below-market leases increased from $1.0 million in 2017 to $1.9 million in 2018. The amortization of straight-line rents increased from $8.6 million in 2017 to $11.8 million in 2018. Lease termination income decreased from $18.1 million in 2017 to $9.9 million in 2018.
Tenant recoveries decreased $19.8 million, or 7.0%, from 2017 to 2018. The decrease in tenant recoveries is attributed to a decrease of $15.3 million from the Same Centers, $3.1 million from the JV Transition Center and $1.4 million from the Disposition Properties. The decrease in tenant recoveries at the the Same Centers is primarily due to a reduction in property tax expense.
Management Companies' revenue increased from $43.4 million in 2017 to $43.5 million in 2018.
Shopping Center and Operating Expenses:
Shopping center and operating expenses decreased $17.7 million, or 6.0%, from 2017 to 2018. The decrease in shopping center and operating expenses is attributed to a decrease of $9.8 million from the Same Centers, $5.5 million from the Disposition Properties and $5.0 million from the JV Transition Center offset in part by an increase of $2.6 million from the Redevelopment Properties. The decrease in shopping center and operating expenses at the the Same Centers is primarily due to a reduction in property tax expense.
Management Companies' Operating Expenses:
Management Companies' operating expenses increased $3.4 million from 2017 to 2018. The increase is attributed to a one-time charge of $12.7 million in connection with the Company's reduction in work force in 2018 (See "Other Transactions and Events" in Management's Overview and Summary) offset in part by a reduction in payroll and share and unit-based compensation costs.
REIT General and Administrative Expenses:
REIT general and administrative expenses decreased $4.1 million from 2017 to 2018 due to a reduction in compensation costs.
Costs Related to Shareholder Activism:
The Company incurred $19.4 million in costs related to shareholder activism in 2018 (See "Other Transactions and Events" in Management's Overview and Summary).
Depreciation and Amortization:
Depreciation and amortization decreased $8.0 million from 2017 to 2018. The decrease in depreciation and amortization is primarily attributed to a decrease of $4.9 million from the JV Transition Center, $4.3 million from the Disposition Properties and $0.3 million from the Redevelopment Properties offset in part by an increase of $1.5 million from the Same Centers.

Interest Expense:
Interest expense increased $11.2 million from 2017 to 2018. The increase in interest expense is primarily attributed to an increase of $10.6 million from the Same Centers, $4.0 million from borrowings under the line of credit, $0.8 million from the Redevelopment Properties, $0.3 million from the Disposition Properties and $0.2 million from the Financing Arrangement (See "Other Transactions and Events" in Management's Overview and Summary) offset in part by a decrease of $4.7 million from the JV Transition Center. The increase in interest expense at the Same Centers is primarily due to the new loans on Green Acres Commons and Freehold Raceway Mall (See "Financing Activities" in Management's Overview and Summary).
The above interest expense items are net of capitalized interest, which increased from $13.2 million in 2017 to $15.4 million in 2018.
Equity in Income of Unconsolidated Joint Ventures:
Equity in income of unconsolidated joint ventures decreased $13.8 million from 2017 to 2018. The decrease in equity in income from joint ventures is primarily due to the gain on the sale of an ownership interest in office buildings at Fashion District Philadelphia in 2017 (See "Acquisitions and Dispositions" in Management's Overview and Summary) and interest expense on the new the mortgage loan on Broadway Plaza in 2018 (See "Financing Activities" in Management's Overview and Summary).
(Loss) Gain on Sale or Write Down of Assets, net:
The change in (loss) gain on sale or write down of assets, net was $74.3 million, resulting from a gain of $42.4 million in 2017 and a loss of $31.8 million in 2018. The change in (loss) gain on sale or write down of assets, net is primarily due to the gain of $59.6 million on the sale of Cascade Mall and Northgate Mall in 2017 (See "Acquisitions and Dispositions" in Management's Overview and Summary) and impairment losses of $54.5 million on SouthPark Mall, La Cumbre Plaza, Southridge Center and Promenade at Casa Grande in 2018 offset in part by the gain of $46.2 million on the sale of a 75% ownership interest in One Westside in 2018 (See "Acquisitions and Dispositions" in Management's Overview and Summary) and impairment losses of $22.1 million on Southridge Center and Promenade at Casa Grande in 2017. The impairment losses were due to the reduction in the estimated holding periods of the properties.
Net Income:
Net income decreased $92.7 million from 2017 to 2018. The decrease in net income is primarily attributed to the change in (loss) gain on sale or write down of assets, net of $74.3 million, as discussed above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted decreased 3.2% from $582.9 million in 2017 to $564.4 million 2018. For a reconciliation of net income attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders and FFO attributable to common stockholders and unit holders—diluted, see "Funds From Operations ("FFO")" below.
Operating Activities:
Cash provided by operating activities decreased $42.1 million from 2017 to 2018. The decrease is primarily due to the $19.4 million in costs related to shareholder activism in 2018 (See "Other Transactions and Events" in Management's Overview and Summary), changes in assets and liabilities and the results as discussed above.
Investing Activities:
Cash provided by investing activities decreased $2.7 million from 2017 to 2018. The decrease in cash provided by investing activities is primarily attributed to a decrease in cash proceeds from the sale of assets of $169.4 million, an increase in contributions to unconsolidated joint ventures of $63.7 million, an increase in development, redevelopment, expansion and renovation of properties costs of $20.7 million and an increase in property improvements of $14.3 million offset in part by an increase in distributions from unconsolidated joint ventures of $268.7 million.
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

Financing Activities:
Cash used in financing activities decreased $51.8 million from 2017 to 2018. The decrease in cash used in financing activities is primarily due to a decrease in payments on mortgages, bank and other notes payable of $749.9 million, the repurchases of the Company's common stock of $221.4 million in 2017 (See "Other Transactions and Events" in Management's Overview and Summary) and a decrease in distributions to co-venture partner of $103.8 million (See "Other Transactions and Events" in Management's Overview and Summary) offset in part by a decrease in proceeds from mortgages, bank and other notes payable of $1.0 billion.
Comparison of Years Ended December 31, 2017 and 2016
Revenues:
Minimum and percentage rents decreased by $26.0 million, or 4.1%, from 2016 to 2017. The decrease in rental revenue is attributed to a decrease of $18.3 million from the Disposition Properties, $17.7 million from the Redevelopment Properties and $3.3 million from the Joint Venture Centers offset in part by an increase of $13.3 million from the Same Centers. The increase in rental revenue at the Same Centers is primarily due to an increase in lease termination income and an increase in leasing spreads.
The amortization of above and below-market leases decreased from $12.8 million in 2016 to $1.0 million in 2017 primarily due to the JV Transition Centers. The amortization of straight-line rents increased from $5.2 million in 2016 to $8.6 million in 2017. Lease termination income decreased from $19.2 million in 2016 to $18.1 million in 2017.
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
REIT general and administrative expenses were $28.2 million in 2016 and 2017.
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

Gain on Extinguishment of Debt, net:
The gain on extinguishment of debt, net of $1.7 million in 2016 was due to the gain of $5.3 million on the settlement of the mortgage note payable on Flagstaff Mall by a deed-in-lieu of foreclosure in 2016 (See “Other Transactions and Events” in Management’s Overview and Summary) offset in part by a loss of $3.6 million on the early extinguishment of debt on Arrowhead Towne Center in 2016 (See “Financing Activities” in Management’s Overview and Summary).
Equity in Income of Unconsolidated Joint Ventures:
Equity in income of unconsolidated joint ventures increased $28.6 million from 2016 to 2017. The increase is primarily due to the conversion of Arrowhead Towne Center and the MAC Heitman Portfolio from Consolidated Centers to Unconsolidated Joint Venture Centers in 2016 (See "Acquisitions and Dispositions" in Management's Overview and Summary), the Company's share of the gain on the sales of ownership interests in office buildings at Fashion District Philadelphia and Country Club Plaza in 2017 (See "Acquisitions and Dispositions" in Management's Overview and Summary) and the Company's shares of the gain on land sales at other joint ventures in 2017.
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
Net Income:
Net income decreased $393.2 million from 2016 to 2017. The decrease in net income is primarily attributed to a decrease of $372.9 million from gain on sale or write down of assets, net, as discussed above.
Funds From Operations:
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted decreased 9.3% from $642.3 million in 2016 to $582.9 million in 2017. For a reconciliation of net income attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders and FFO attributable to common stockholders and unit holders—diluted, see "Funds From Operations ("FFO")" below.
Operating Activities:
Cash provided by operating activities decreased from $429.5 million in 2016 to $386.4 million in 2017. The decrease is primarily due to changes in assets and liabilities and the results as discussed above.
Investing Activities:
Cash provided by investing activities decreased $275.1 million from 2016 to 2017.  The decrease in cash provided by investing activities was primarily due to a decrease in proceeds from the sale of assets of $469.0 million and a decrease in distributions from unconsolidated joint ventures of $176.1 million offset in part by a decrease in contributions to unconsolidated joint ventures of $312.9 million and a decrease in development, redevelopment and renovations of $51.3 million.
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
Financing Activities:
Cash used in financing activities decreased $301.2 million from 2016 to 2017. The decrease in cash used in financing activities is primarily due to a decrease in payments on mortgages, bank and other notes payable of $1.2 billion, a decrease in the repurchases of the Company's common stock of $578.6 million (See "Other Transactions and Events" in Management's Overview and Summary) and a decrease in cash dividends and distributions of $335.5 million offset in part by a decrease in proceeds from mortgages, bank and other notes payable of $1.8 billion and an increase in distributions to co-venture partner of $85.6 million.

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
The following tables summarize capital expenditures and lease acquisition costs incurred at the Centers (at the Company's pro rata share) for the years ended December 31:

(Dollars in thousands)	2018	2017	2016
Consolidated Centers:
Acquisitions of property and equipment	$53,350	$38,153	$56,759
Development, redevelopment, expansion and renovation of Centers	173,329	152,095	183,220
Tenant allowances	12,636	11,484	19,229
Deferred leasing charges	17,353	26,526	24,845
	$256,668	$228,258	$284,053
Joint Venture Centers (at Company's pro rata share):
Acquisitions of property and equipment	$15,697	$16,069	$349,819
Development, redevelopment, expansion and renovation of Centers	145,905	121,787	101,124
Tenant allowances	8,736	6,779	11,271
Deferred leasing charges	10,880	6,154	7,070
	$181,218	$150,789	$469,284
The Company expects amounts to be incurred during the next twelve months for tenant allowances and deferred leasing charges to be comparable or less than 2018 and that capital for those expenditures will be available from working capital, cash flow from operations, borrowings on property specific debt or unsecured corporate borrowings. Although the amounts incurred for deferred leasing charges during the next twelve months are expected to be comparable or less than 2018, the Company will begin expensing a significant portion of its leasing costs in 2019 in accordance with its adoption of Accounting Standards Codification 842 ,"Leases". The Company expects to incur between $250 million and $350 million during the next twelve months for development, redevelopment, expansion and renovations. Capital for these major expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of debt or equity financings, which are expected to include borrowings under the Company's line of credit and construction loans.
The Company has also generated liquidity in the past, and may continue to do so in the future, through equity offerings and issuances, property refinancings, joint venture transactions and the sale of non-core assets. For example, the Company's recently completed sales of ownership interests in Westside Pavilion and ownership interests in office buildings at Fashion District Philadelphia and Country Club Plaza (See "Acquisitions and Dispositions" in Management's Overview and Summary), the sales of The Market at Estrella Falls, Promenade at Casa Grande, Cascade Mall, Northgate Mall and 500 North Michigan Avenue and the financing of Fashion District Philadelphia and Broadway Plaza (See "Financing Activities" in Management's Overview and Summary). The Company used the proceeds from these transactions to pay down its line of credit and for other general corporate purposes, which included the repurchases of the Company's common stock under the 2017 Stock Buyback Program (See "Other Transactions and Events" in Management's Overview and Summary). Furthermore, the Company has filed a shelf registration statement, which registered an unspecified amount of common stock, preferred stock, depositary shares, debt securities, warrants, rights, stock purchase contracts and units that may be sold from time to time by the Company. The Company expects any additional repurchases of the Company's common stock under the 2017 Stock Buyback Program to be funded by future sales of non-core assets, borrowings under its line of credit and/or refinancing transactions.
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

The Company's total outstanding loan indebtedness, which includes mortgages and other notes payable, at December 31, 2018 was $7.9 billion (consisting of $5.0 billion of consolidated debt, less $318.7 million of noncontrolling interests, plus $3.2 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand.
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
The Company has a $1.5 billion revolving line of credit facility that bears interest at LIBOR plus a spread of 1.30% to 1.90%, depending on the Company's overall leverage level, and matures on July 6, 2020 with a one-year extension option. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2.0 billion. All obligations under the facility are unconditionally guaranteed only by the Company. Based on the Company's leverage level as of December 31, 2018, the borrowing rate on the facility was LIBOR plus 1.45%. The Company has four interest rate swap agreements that effectively convert a total of $400.0 million of the outstanding balance from floating rate debt of LIBOR plus 1.45% to fixed rate debt of 4.30% until September 30, 2021. At December 31, 2018, total borrowings under the line of credit were $910.0 million less unamortized deferred finance costs of $5.1 million with a total interest rate of 4.20%. The Company's availability under the line of credit was $589.7 million at December 31, 2018.
Cash dividends and distributions for the year ended December 31, 2018 were $453.6 million. A total of $344.3 million was funded by operations. The remaining $109.3 million was funded from distributions from unconsolidated joint ventures, which were included in the cash flows from investing activities section of the Company's Consolidated Statement of Cash Flows.
At December 31, 2018, the Company was in compliance with all applicable loan covenants under its agreements.
At December 31, 2018, the Company had cash and cash equivalents of $102.7 million.
Off-Balance Sheet Arrangements:
The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the consolidated balance sheets of the Company as investments in unconsolidated joint ventures.
Additionally, as of December 31, 2018, the Company is contingently liable for $65.8 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Contractual Obligations:
The following is a schedule of contractual obligations as of December 31, 2018 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)(1)	$5,629,829	$946,442	$2,106,828	$813,398	$1,763,161
Operating lease obligations(2)	220,336	16,627	34,307	28,840	140,562
Purchase obligations(2)	8,360	8,360	—	—	—
Other liabilities	306,045	228,416	24,499	12,749	40,381
	$6,164,570	$1,199,845	$2,165,634	$854,987	$1,944,104
_______________________________________________________________________________

(1)	Interest payments on floating rate debt were based on rates in effect at December 31, 2018.

(2)	See Note 17—Commitments and Contingencies in the Company's Notes to the Consolidated Financial Statements.
Funds From Operations ("FFO")
The Company uses FFO in addition to net income to report its operating and financial results and considers FFO and FFO -diluted as supplemental measures for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts ("Nareit") defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of properties, plus real estate related depreciation and amortization, impairment write-downs of real estate and write-downs of investments in an affiliate where the write-downs have been driven by a decrease in the value of real estate held by the affiliate and after adjustments for unconsolidated joint ventures. As a result of changes in the accounting standard ASC 606 effective January 1, 2018, the Company began treating its joint venture in Chandler Freehold as a Financing Arrangement for accounting purposes. In connection with this treatment, the Company recognizes financing expense on (i) the changes in fair value of the financing arrangement obligation, (ii) any payments to the joint venture partner equal to their pro rata share of net income and (iii) any payments to the joint venture partner less than or in excess of their pro rata share of net income. The Company excludes from its definition of FFO the noted expense related to the changes in fair value and for the payments to the joint venture partner less than or in excess of their pro rata share of net income. Although the Nareit definition of FFO predates this guidance for accounting for financing arrangements, the Company believes that excluding the noted expense resulting from the Financing Arrangement is consistent with the key objective of FFO as a performance measure and it allows the Company’s current FFO to be comparable with the Company’s FFO from prior quarters. Adjustments for unconsolidated joint ventures are calculated to reflect FFO on the same basis. The Company also presents FFO excluding extinguishment of debt, net and costs related to shareholder activism and unsolicited takeover offer.
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
The following reconciles net income attributable to the Company to FFO and FFO-diluted for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 (dollars and shares in thousands):

	2018	2017	2016	2015	2014
Net income attributable to the Company	$60,020	$146,130	$516,995	$487,562	$1,499,042
Adjustments to reconcile net income attributable to the Company to FFO attributable to common stockholders and unit holders—basic:
Noncontrolling interests in the Operating Partnership	4,407	10,729	37,780	32,615	105,584
Loss (gain) on sale or write down of consolidated assets, net	31,825	(42,446)	(415,348)	(378,248)	(73,440)
Gain on remeasurement of consolidated assets	—	—	—	(22,089)	(1,423,136)
Add: gain on undepreciated assets—consolidated assets	4,884	1,564	3,717	1,326	1,396
Less: loss on write-down of non-real estate assets—consolidated assets	—	(10,138)	—	—	—
Add: noncontrolling interests share of gain (loss) on sale or write-down of assets—consolidated assets	580	1,209	(1,662)	481	146
(Gain) loss on sale or write down of assets—unconsolidated joint ventures(1)	(2,993)	(14,783)	189	(4,392)	1,237
Add: gain (loss) on sale of undepreciated assets—unconsolidated joint ventures(1)	666	6,644	(2)	4,395	2,621
Depreciation and amortization on consolidated assets	327,436	335,431	348,488	464,472	378,716
Less: noncontrolling interests in depreciation and amortization—consolidated assets	(14,793)	(15,126)	(15,023)	(14,962)	(20,700)
Depreciation and amortization—unconsolidated joint ventures(1)	174,952	177,274	179,600	84,160	82,570
Less: depreciation on personal property	(13,699)	(13,610)	(12,430)	(13,052)	(11,282)
Financing expense in connection with the adoption of ASC 606 (Chandler Freehold)	(8,849)	—	—	—	—
FFO attributable to common stockholders and unit holders—basic and diluted	564,436	582,878	642,304	642,268	542,754
(Gain) loss on extinguishment of debt, net—consolidated assets	—	—	(1,709)	(1,487)	9,551
FFO attributable to common stockholders and unit holders excluding extinguishment of debt, net—diluted	564,436	582,878	640,595	640,781	552,305
Costs related to shareholder activism	19,369	—	—	—	—
Costs related to unsolicited takeover offer	—	—	—	25,204	—
FFO attributable to common stockholders and unit holders excluding extinguishment of debt, net and costs related to shareholder activism and unsolicited takeover offer—diluted	$583,805	$582,878	$640,595	$665,985	$552,305
Weighted average number of FFO shares outstanding for:
FFO attributable to common stockholders and unit holders—basic(2)	151,502	152,293	157,320	168,478	153,224
Adjustments for the impact of dilutive securities in computing FFO—diluted:
Share and unit-based compensation plans	2	36	112	144	147
FFO attributable to common stockholders and unit holders—diluted(3)	151,504	152,329	157,432	168,622	153,371
_______________________________________________________________________________

(1)	Unconsolidated assets are presented at the Company's pro rata share.

(2)
Calculated based upon basic net income as adjusted to reach basic FFO. During the years ended December 31, 2018, 2017, 2016, 2015 and 2014, there were 10.4 million, 10.4 million, 10.7 million, 10.6 million and 10.1 million OP Units outstanding, respectively.

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
The following table sets forth information as of December 31, 2018 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the years ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long term debt:
Fixed rate	$794,286	$326,067	$290,107	$374,341	$6,895	$1,667,261	$3,458,957	$3,462,733
Average interest rate	3.50%	5.50%	3.47%	4.10%	3.50%	3.64%	3.82%
Floating rate	—	200,000	1,040,000	300,000	—	—	1,540,000	1,535,568
Average interest rate	—%	3.85%	4.10%	3.76%	—%	—%	4.00%
Total debt—Consolidated Centers	$794,286	$526,067	$1,330,107	$674,341	$6,895	$1,667,261	$4,998,957	$4,998,301
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long term debt (at Company's pro rata share):
Fixed rate	$32,036	$40,432	$150,426	$366,267	$352,368	$2,036,207	$2,977,736	$3,012,070
Average interest rate	3.68%	3.70%	3.81%	3.67%	3.39%	3.94%	3.83%
Floating rate	—	30,743	15,000	41,250	134,400	—	221,393	219,270
Average interest rate	—%	4.25%	3.55%	3.55%	4.34%	—%	4.13%
Total debt—Unconsolidated Joint Venture Centers	$32,036	$71,175	$165,426	$407,517	$486,768	$2,036,207	$3,199,129	$3,231,340
The Consolidated Centers' total fixed rate debt at December 31, 2018 and 2017 was $3.5 billion and $3.6 billion, respectively. The average interest rate on such fixed rate debt at December 31, 2018 and 2017 was 3.82% and 3.85%, respectively. The Consolidated Centers' total floating rate debt at December 31, 2018 and 2017 was $1.5 billion. The average interest rate on such floating rate debt at December 31, 2018 and 2017 was 4.00% and 2.98%, respectively.
The Company's pro rata share of the Unconsolidated Joint Venture Centers' fixed rate debt at December 31, 2018 and 2017 was $3.0 billion and $2.7 billion, respectively. The average interest rate on such fixed rate debt at December 31, 2018 and 2017 was 3.83% and 3.79%, respectively. The Company's pro rata share of the Unconsolidated Joint Venture Centers' floating rate debt at December 31, 2018 and 2017 was $221.4 million and $106.3 million, respectively. The average interest rate on such floating rate debt at December 31, 2018 and 2017 was 4.13% and 2.86%, respectively.
The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value. Interest rate cap agreements offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements effectively replace a floating rate on the notional amount with a fixed rate as noted above. As of December 31, 2018, the Company has one interest rate cap agreement and four interest rate swap agreements in place (See Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements).

In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $17.6 million per year based on $1.8 billion of floating rate debt outstanding at December 31, 2018.
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusion Regarding Effectiveness of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation as of December 31, 2018, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). The Company's management concluded that, as of December 31, 2018, its internal control over financial reporting was effective based on this assessment.
KPMG LLP, the independent registered public accounting firm that audited the Company's 2018 consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the Company's internal control over financial reporting which follows below.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
The Macerich Company:

Opinion on Internal Control over Financial Reporting
We have audited The Macerich Company’s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement Schedule III - Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 25, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
February 25, 2019

ITEM 9B.    OTHER INFORMATION
None
PART III
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
There is hereby incorporated by reference the information which appears under the captions "Information Regarding our Director Nominees," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Audit Committee Matters" in the Company's definitive proxy statement for its 2019 Annual Meeting of Stockholders that is responsive to the information required by this Item.
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
During 2018, there were no material changes to the procedures described in the Company's proxy statement relating to the 2018 Annual Meeting of Stockholders by which stockholders may recommend director nominees to the Company.
ITEM 11.    EXECUTIVE COMPENSATION
There is hereby incorporated by reference the information which appears under the captions "Compensation of Non-Employee Directors," "Compensation Committee Report," "Compensation Discussion and Analysis," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement for its 2019 Annual Meeting of Stockholders that is responsive to the information required by this Item.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
There is hereby incorporated by reference the information which appears under the captions "Principal Stockholders," "Information Regarding Our Director Nominees," "Executive Officers" and "Equity Compensation Plan Information" in the Company's definitive proxy statement for its 2019 Annual Meeting of Stockholders that is responsive to the information required by this Item.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
There is hereby incorporated by reference the information which appears under the captions "Certain Transactions" and "The Board of Directors and its Committees" in the Company's definitive proxy statement for its 2019 Annual Meeting of Stockholders that is responsive to the information required by this Item.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
There is hereby incorporated by reference the information which appears under the captions "Principal Accountant Fees and Services" and "Audit Committee Pre-Approval Policy" in the Company's definitive proxy statement for its 2019 Annual Meeting of Stockholders that is responsive to the information required by this Item.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

ITEM 16.    FORM 10-K SUMMARY
Not applicable.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
The Macerich Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Macerich Company and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement Schedule III ‑ Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for certain historical property sales in 2018 due to the adoption of FASB Accounting Standards Update 2014-09, Revenue from Contracts With Customers (ASC 606).
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
Los Angeles, California
February 25, 2019

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)

	December 31,
	2018	2017
ASSETS:
Property, net	$6,785,776	$7,109,230
Cash and cash equivalents	102,711	91,038
Restricted cash	46,590	52,067
Tenant and other receivables, net	123,492	112,653
Deferred charges and other assets, net	390,403	449,190
Due from affiliates	85,181	82,162
Investments in unconsolidated joint ventures	1,492,655	1,709,522
Total assets	$9,026,808	$9,605,862
LIABILITIES AND EQUITY:
Mortgage notes payable:
Related parties	$—	$171,569
Others	4,073,916	4,066,511
Total	4,073,916	4,238,080
Bank and other notes payable	908,544	932,184
Accounts payable and accrued expenses	59,392	58,412
Other accrued liabilities	303,051	325,701
Distributions in excess of investments in unconsolidated joint ventures	114,988	83,486
Financing arrangement obligation	378,485	—
Total liabilities	5,838,376	5,637,863
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 141,221,712 and 140,993,985 shares issued and outstanding at December 31, 2018 and 2017, respectively	1,412	1,410
Additional paid-in capital	4,567,643	4,510,489
Accumulated deficit	(1,614,357)	(830,279)
Accumulated other comprehensive loss	(4,466)	(42)
Total stockholders' equity	2,950,232	3,681,578
Noncontrolling interests	238,200	286,421
Total equity	3,188,432	3,967,999
Total liabilities and equity	$9,026,808	$9,605,862

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	For The Years Ended December 31,
	2018	2017	2016
Revenues:
Minimum rents	$575,856	$594,030	$616,295
Percentage rents	17,569	17,124	20,902
Tenant recoveries	263,477	283,295	305,282
Other	59,969	55,819	59,328
Management Companies	43,480	43,394	39,464
Total revenues	960,351	993,662	1,041,271
Expenses:
Shopping center and operating expenses	277,470	295,190	307,623
Management Companies' operating expenses	103,534	100,121	98,323
REIT general and administrative expenses	24,160	28,240	28,217
Costs related to shareholder activism	19,369	—	—
Depreciation and amortization	327,436	335,431	348,488
	751,969	758,982	782,651
Interest expense:
Related parties	6,883	8,731	8,973
Other	176,079	163,045	154,702
	182,962	171,776	163,675
Gain on extinguishment of debt, net	—	—	(1,709)
Total expenses	934,931	930,758	944,617
Equity in income of unconsolidated joint ventures	71,773	85,546	56,941
Co-venture expense	—	(13,629)	(13,382)
Income tax benefit (expense)	3,604	(15,594)	(722)
(Loss) gain on sale or write down of assets, net	(31,825)	42,446	415,348
Net income	68,972	161,673	554,839
Less net income attributable to noncontrolling interests	8,952	15,543	37,844
Net income attributable to the Company	$60,020	$146,130	$516,995
Earnings per common share attributable to common stockholders:
Basic	$0.42	$1.02	$3.52
Diluted	$0.42	$1.02	$3.52
Weighted average number of common shares outstanding:
Basic	141,142,000	141,877,000	146,599,000
Diluted	141,144,000	141,913,000	146,711,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For The Years Ended December 31,
	2018	2017	2016
Net income	$68,972	$161,673	$554,839
Other comprehensive loss:
Interest rate cap/swap agreements	(4,424)	(42)	—
Comprehensive income	64,548	161,631	554,839
Less net income attributable to noncontrolling interests	8,952	15,543	37,844
Comprehensive income attributable to the Company	$55,596	$146,088	$516,995
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

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Dollars in thousands, except per share data)

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at December 31, 2017	140,993,985	$1,410	$4,510,489	$(830,279)	$(42)	$3,681,578	$286,421	$3,967,999
Net income	—	—	—	60,020	—	60,020	8,952	68,972
Cumulative effect of adoption of ASU 2014-09	—	—	—	(424,859)	—	(424,859)	—	(424,859)
Interest rate cap/swap agreements	—	—	—	—	(4,424)	(4,424)	—	(4,424)
Amortization of share and unit-based plans	125,723	1	33,550	—	—	33,551	—	33,551
Exercise of stock options	—	—	—	—		—	—	—
Exercise of stock warrants	—	—	—	—		—	—	—
Employee stock purchases	35,293	—	1,570	—	—	1,570	—	1,570
Stock offerings, net	—	—	—	—		—	—	—
Stock issued to acquire properties	—	—	—	—		—	—	—
Stock repurchases	—	—	—	—	—	—	—	—
Distributions declared ($2.97) per share	—	—	—	(419,239)	—	(419,239)	—	(419,239)
Distributions to noncontrolling interests	—	—	—	—	—	—	(34,395)	(34,395)
Contributions from noncontrolling interests	—	—	—	—	—	—	16	16
Conversion of noncontrolling interests to common shares	66,711	1	74	—	—	75	(75)	—
Redemption of noncontrolling interests	—	—	(511)	—	—	(511)	(248)	(759)
Adjustment of noncontrolling interests in Operating Partnership	—	—	22,471	—	—	22,471	(22,471)	—
Balance at December 31, 2018	141,221,712	$1,412	$4,567,643	$(1,614,357)	$(4,466)	$2,950,232	$238,200	$3,188,432

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$68,972	$161,673	$554,839
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on extinguishment of debt, net	—	—	(1,709)
Loss (gain) on sale or write down of assets, net	31,825	(42,446)	(415,348)
Depreciation and amortization	334,682	341,275	355,358
Amortization of net premium on mortgage notes payable	(929)	(3,277)	(4,048)
Amortization of share and unit-based plans	27,367	30,799	33,288
Straight-line rent adjustment	(11,755)	(8,597)	(5,237)
Amortization of above and below-market leases	(1,946)	(964)	(12,815)
Provision for doubtful accounts	4,663	4,314	3,586
Income tax (benefit) expense	(3,604)	15,594	722
Equity in income of unconsolidated joint ventures	(71,773)	(85,546)	(56,941)
Change in fair value of financing arrangement obligation	(15,225)	—	—
Co-venture expense	—	13,629	13,382
Distributions of income from unconsolidated joint ventures	1,959	463	7,248
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables	(13,912)	(6,508)	(7,585)
Other assets	8,439	(4,414)	(20,033)
Due from affiliates	(3,019)	(13,982)	15,983
Accounts payable and accrued expenses	(2,159)	(5,822)	(8,929)
Other accrued liabilities	(9,274)	(9,802)	(22,227)
Net cash provided by operating activities	344,311	386,389	429,534
Cash flows from investing activities:
Development, redevelopment, expansion and renovation of properties	(181,089)	(160,343)	(211,616)
Property improvements	(56,142)	(41,807)	(47,863)
Proceeds from repayment of notes receivable	1,043	7,073	3,677
Deferred leasing costs	(28,769)	(31,655)	(28,074)
Distributions from unconsolidated joint ventures	536,643	267,964	444,095
Contributions to unconsolidated joint ventures	(181,239)	(117,538)	(430,428)
Proceeds from sale of assets	85,876	255,294	724,275
Net cash provided by investing activities	176,323	178,988	454,066
The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	415,000	1,430,000	3,201,138
Payments on mortgages, bank and other notes payable	(469,814)	(1,219,728)	(2,437,891)
Deferred financing costs	(275)	(8,500)	(10,584)
Payment of finance deposits, net of refunds received	(6,542)	—	—
Payment of debt extinguishment costs	—	—	(14,419)
Proceeds from share and unit-based plans	1,570	1,868	1,697
Stock repurchases	—	(221,428)	(800,018)
Redemption of noncontrolling interests	(759)	(920)	(30)
Contributions from noncontrolling interests	16	30	90
Settlement of contingent consideration	—	—	(10,012)
Dividends and distributions	(453,634)	(443,839)	(779,308)
Distributions to co-venture partner	—	(103,752)	(18,165)
Net cash used in financing activities	(514,438)	(566,269)	(867,502)
Net increase (decrease) in cash, cash equivalents and restricted cash	6,196	(892)	16,098
Cash, cash equivalents and restricted cash at beginning of year	143,105	143,997	127,899
Cash, cash equivalents, and restricted cash at end of year	$149,301	$143,105	$143,997
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$192,254	$168,493	$153,838
Non-cash investing and financing activities:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$50,006	$43,726	$49,484
Conversion of Operating Partnership Units to common stock	$75	$16,797	$12,448
Mortgage notes payable settled by deed-in-lieu of foreclosure	$—	$—	$37,000
Mortgage notes payable assumed by buyer in exchange for investment in unconsolidated joint venture	$139,249	$—	$997,695
Disposition of property in exchange for investments in unconsolidated joint ventures	$25,177	$—	$—
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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of December 31, 2018, the Company was the sole general partner of and held a 93% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
The Operating Partnership's VIEs included the following assets and liabilities:

	December 31,
	2018	2017
Assets:
Property, net	$263,511	$288,881
Other assets	23,001	60,586
Total assets	$286,512	$349,467
Liabilities:
Mortgage notes payable	$125,273	$129,436
Other liabilities	32,503	72,705
Total liabilities	$157,776	$202,141
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
Revenues:
Minimum rental revenues are recognized on a straight-line basis over the terms of the related leases. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight-line rent adjustment." Minimum rents were increased by $11,755, $8,597 and $5,237 due to the straight-line rent adjustment during the years ended December 31, 2018, 2017 and 2016, respectively. Percentage rents are recognized and accrued when tenants' specified sales targets have been met.
Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred. Other tenants pay a fixed rate and these tenant recoveries are recognized as revenues on a straight-line basis over the term of the related leases.
The Management Companies provide property management, leasing, corporate, development, redevelopment and acquisition services to affiliated and non-affiliated shopping centers. In consideration for these services, the Management Companies receive monthly management fees generally ranging from 1.5% to 4% of the gross monthly rental revenue of the properties managed.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
2. Summary of Significant Accounting Policies: (Continued)

Investment in Unconsolidated Joint Ventures:
The Company accounts for its investments in joint ventures using the equity method of accounting unless the Company has a controlling financial interest in the joint venture or the joint venture meets the definition of a variable interest entity in which the Company is the primary beneficiary through both its power to direct activities that most significantly impact the economic performance of the variable interest entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. Although the Company has a greater than 50% interest in Corte Madera Village, LLC, Macerich HHF Centers LLC, New River Associates LLC and Pacific Premier Retail LLC, the Company does not have controlling financial interests in these joint ventures due to the substantive participation rights of the outside partners in these joint ventures and, therefore, accounts for its investments in these joint ventures using the equity method of accounting.
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
The Company immediately expenses costs associated with business combinations as period costs and capitalizes costs associated with asset acquisitions.
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
The Company records its financing arrangement obligation at fair value on a recurring basis with changes in fair value being recorded as interest expense in the Company’s consolidated statements of operations. The fair value is determined based on a discounted cash flow model, with the significant unobservable inputs including the multiple of net operating income, discount rate, and market rents. The fair value of the financing arrangement obligation is sensitive to these significant unobservable inputs and a change in these inputs may result in a significantly higher or lower fair value measurement.
Concentration of Risk:
The Company maintains its cash accounts in a number of commercial banks. Accounts at these banks are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $250. At various times during the year, the Company had deposits in excess of the FDIC insurance limit.
No Center or tenant generated more than 10% of total revenues during the years ended December 31, 2018, 2017 or 2016.
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
Shareholder Activism Costs:
During the year ended December 31, 2018, the Company incurred $19,369 in costs associated with activities related to shareholder activism. These costs were primarily for legal and advisory services.
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
Under ASU 2016-02, initial direct costs for both lessees and lessors would include only those costs that are incremental to the arrangement and would not have been incurred if the lease had not been obtained. As a result, the Company will no longer be able to capitalize internal leasing costs and instead will be required to expense these costs as incurred. The Company capitalized internal leasing costs of $22,536, $22,403 and $25,788 during the years ended December 31, 2018, 2017 and 2016, respectively.
For leases where the Company is the lessee, the adoption of the standard will significantly change the accounting on the Company's consolidated balance sheets since these leases will be required to be recorded on the Company’s consolidated balance sheets as an obligation of the Company. Existing leases executed before the January 1, 2019 adoption date will continue to be accounted for as operating leases and the new guidance will not have a material impact on the Company's recognition of lease expense. The Company anticipates that upon adoption, it will a recognize a right of use asset and a lease liability estimated to be between $110,000 and $130,000 on it consolidated balance sheets, which represents the present value of the minimum lease payments required in accordance with each lease. The right of use asset and lease liability are still being evaluated by management and will be finalized on the the Company's consolidated financial statements for the three months ending March 31, 2019.
On November 17, 2016, the FASB issued ASU 2016-18, “Restricted Cash,” which requires that the statement of cash flows explain the change during a reporting period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. This standard states that transfers between cash, cash equivalents, and restricted cash are not part of the entity’s operating, investing, and financing activities. Therefore, restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. On January 1, 2018, the Company adopted the standard and retrospectively applied the guidance of the standard to the prior period presented, which resulted in an increase of $2,116 and $8,562 in net cash on its consolidated statements of cash flows for the years ended December 31, 2017 and 2016, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
2. Summary of Significant Accounting Policies: (Continued)

Recent Accounting Pronouncements: (Continued)
The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported on the Company's consolidated balance sheets to the totals shown on its consolidated statements of cash flows:

	2018	2017	2016
Beginning of period
Cash and cash equivalents	$91,038	$94,046	$86,510
Restricted cash	52,067	49,951	41,389
Cash, cash equivalents and restricted cash	$143,105	$143,997	$127,899
End of period
Cash and cash equivalents	$102,711	$91,038	$94,046
Restricted cash	46,590	52,067	49,951
Cash, cash equivalents and restricted cash	$149,301	$143,105	$143,997
On January 5, 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business,” which clarifies the definition of a business. The objective of the standard is to add further guidance that assists entities in evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If so, the set of transferred assets and activities are not a business and should be treated as an asset acquisition. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs. The primary difference between business combinations and asset acquisitions is the recognition of transaction costs, which are expensed as period costs for business combinations and capitalized for asset acquisitions. The Company's adoption of this standard on January 1, 2018 did not have a significant impact on its consolidated financial statements.
In February 2017, the FASB issued ASU No. 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets,” which clarifies the scope of asset derecognition and adds further guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. The Company has concluded that property sales represent transactions with non-customers. Sales of property generally represent only one performance obligation and are recognized when an enforceable contract is in place, collectability is ensured and control is transferred to the buyer. As a result of the adoption of the standard on January 1, 2018, the Company began measuring the noncontrolling interest retained in partial sale transactions of real estate at fair value.
In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities,” which aims to (i) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (ii) reduce the complexity of and simplify the application of hedge accounting by preparers. The standard is effective for the Company beginning January 1, 2019. The Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

3. Earnings Per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of earnings per share for the years ended December 31 (shares in thousands):

	2018	2017	2016
Numerator
Net income	$68,972	$161,673	$554,839
Net income attributable to noncontrolling interests	(8,952)	(15,543)	(37,844)
Net income attributable to the Company	60,020	146,130	516,995
Allocation of earnings to participating securities	(1,106)	(757)	(779)
Numerator for basic and diluted EPS—net income attributable to common stockholders	$58,914	$145,373	$516,216
Denominator
Denominator for basic EPS—weighted average number of common shares outstanding	141,142	141,877	146,599
Effect of dilutive securities (1)
Share and unit based compensation	2	36	112
Denominator for diluted EPS—weighted average number of common shares outstanding	141,144	141,913	146,711
EPS—net income attributable to common stockholders:
Basic	$0.42	$1.02	$3.52
Diluted	$0.42	$1.02	$3.52

____________________________________

(1)	Diluted EPS excludes 90,619, 90,619 and 133,366 convertible preferred units for the years ended December 31, 2018, 2017 and 2016, respectively, as their impact was antidilutive.
Diluted EPS excludes 10,360,390, 10,416,321 and 10,721,271 Operating Partnership units ("OP Units") for the years ended December 31, 2018, 2017 and 2016, respectively, as their effect was antidilutive.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

4. Investments in Unconsolidated Joint Ventures:
The following are the Company's direct or indirect investments in various joint ventures with third parties. The Company's direct or indirect ownership interest in each joint venture as of December 31, 2018 was as follows:

Joint Venture	Ownership %(1)
443 Wabash MAB LLC	50.0%
AM Tysons LLC	50.0%
Biltmore Shopping Center Partners LLC	50.0%
CAM-CARSON LLC—Los Angeles Premium Outlets	50.0%
Coolidge Holding LLC	37.5%
Corte Madera Village, LLC	50.1%
Country Club Plaza KC Partners LLC	50.0%
Fashion District Philadelphia—Various Entities	50.0%
HPP-MAC WSP, LLC—One Westside	25.0%
Jaren Associates #4	12.5%
Kierland Commons Investment LLC	50.0%
Macerich HHF Broadway Plaza LLC—Broadway Plaza	50.0%
Macerich HHF Centers LLC—Various Properties	51.0%
MS Portfolio LLC	50.0%
New River Associates LLC—Arrowhead Towne Center	60.0%
North Bridge Chicago LLC	50.0%
One Scottsdale Investors LLC	50.0%
Pacific Premier Retail LLC—Various Properties	60.0%
Propcor II Associates, LLC—Boulevard Shops	50.0%
Scottsdale Fashion Square Partnership	50.0%
TM TRS Holding Company LLC	50.0%
Tysons Corner LLC	50.0%
Tysons Corner Hotel I LLC	50.0%
Tysons Corner Property Holdings II LLC	50.0%
Tysons Corner Property LLC	50.0%
West Acres Development, LLP	19.0%
Westcor/Surprise Auto Park LLC	33.3%
WMAP, L.L.C.—Atlas Park, The Shops at	50.0%
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)

The Company has made the following investments and dispositions in unconsolidated joint ventures during the years ended December 31, 2018, 2017 and 2016:
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
On January 14, 2016, the Company formed a joint venture, whereby the Company sold a 49% ownership interest in Deptford Mall, a 1,040,000 square foot regional shopping center in Deptford, New Jersey; FlatIron Crossing, a 1,428,000 square foot regional shopping center in Broomfield, Colorado; and Twenty Ninth Street, an 845,000 square foot regional shopping center in Boulder, Colorado (the "MAC Heitman Portfolio"), for $771,478, resulting in a gain on the sale of assets of $340,734. The sales price was funded by a cash payment of $478,608 and the assumption of a pro rata share of the mortgage notes payable on the properties of $292,870. The Company used the cash proceeds from the sale to pay down its line of credit and for general corporate purposes. Upon completion of the sale of the ownership interest, the Company no longer has a controlling interest in the joint venture due to the substantive participation rights of the outside partner. Accordingly, the Company accounts for its investment in the MAC Heitman Portfolio under the equity method of accounting.
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
On March 17, 2017, the Company's joint venture in Country Club Plaza sold an ownership interest in an office building for $78,000, resulting in a gain on sale of assets of $4,580. The Company's pro rata share of the gain on sale of assets of $2,290 was included in equity in income of unconsolidated joint ventures. The Company used its share of the proceeds to fund repurchases under the 2017 Stock Buyback Program (See Note 13—Stockholders' Equity).
On September 18, 2017, the Company's joint venture in Fashion District Philadelphia sold an ownership interest in an office building for $61,500, resulting in a gain on sale of assets of $13,078. The Company's pro rata share of the gain on sale of assets of $6,539 was included in equity in income of unconsolidated joint ventures. The Company used its share of the proceeds to fund repurchases under the 2017 Stock Buyback Program (See Note 13—Stockholders' Equity).
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
On March 1, 2018, the Company formed a 25/75 joint venture with Hudson Pacific Properties, whereby the Company agreed to contribute Westside Pavilion, a 680,000 square foot regional shopping center in Los Angeles, California in exchange for $142,500. From March 1, 2018 to August 31, 2018, the Company accounted for its interest in the property as a collaborative arrangement (See Note 14—Collaborative Arrangement). On August 31, 2018, the Company completed the sale of the 75% ownership interest in the property to Hudson Pacific Properties, resulting in a gain on sale of assets of $46,242. The sales price was funded by a cash payment of $36,903 and the assumption of a pro rata share of the mortgage note payable on the property of $105,597. Concurrent with the sale of the ownership interest, the joint venture defeased the loan on the property by providing

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)

$149,175 portfolio of marketable securities as replacement collateral in lieu of the property. The Company funded its $37,294 share of the purchase price of the marketable securities portfolio with the proceeds from the sale of the ownership interest in the property. Upon completion of the sale of the ownership interest in the property, the Company has accounted for its remaining ownership interest in the property, also referred to as One Westside, under the equity method of accounting.
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
On September 6, 2018, the Company formed a 50/50 joint venture with Simon Property Group to develop Los Angeles Premium Outlets, a premium outlet center in Carson, California that is planned to open with approximately 400,000 square feet, followed by an additional 165,000 square feet in the second stage. The joint venture expects to complete the first phase of the development in Fall 2021.
Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures as of December 31:

	2018	2017
Assets(1):
Property, net	$9,241,003	$9,052,105
Other assets	703,861	635,838
Total assets	$9,944,864	$9,687,943
Liabilities and partners' capital(1):
Mortgage and other notes payable(2)	$6,050,930	$5,296,594
Other liabilities	388,509	405,052
Company's capital	1,913,475	2,188,057
Outside partners' capital	1,591,950	1,798,240
Total liabilities and partners' capital	$9,944,864	$9,687,943
Investment in unconsolidated joint ventures:
Company's capital	$1,913,475	$2,188,057
Basis adjustment(3)	(535,808)	(562,021)
	$1,377,667	$1,626,036

Assets—Investments in unconsolidated joint ventures	$1,492,655	$1,709,522
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(114,988)	(83,486)
	$1,377,667	$1,626,036
_______________________________________________________________________________

(1)
These amounts include the assets of $3,047,851 and $3,106,105 of Pacific Premier Retail LLC (the "PPR Portfolio") as of December 31, 2018 and 2017, respectively, and liabilities of $1,859,637 and $1,872,227 of the PPR Portfolio as of December 31, 2018 and 2017, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)

(2)
Included in mortgage and other notes payable at December 31, 2017 was $482,332 due to NML (See Note 18—Related Party Transactions). Interest expense incurred on these borrowings, during the period NML was a related party, amounted to $20,197, $17,898 and $16,898 for the years ended December 31, 2018, 2017 and 2016, respectively.

(3)
The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $12,793, $16,562 and $17,610 for the years ended December 31, 2018, 2017 and 2016, respectively.

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	PPR Portfolio	Other Joint Ventures	Total
Year Ended December 31, 2018
Revenues:
Minimum rents	$132,258	$506,537	$638,795
Percentage rents	4,597	15,139	19,736
Tenant recoveries	46,067	191,228	237,295
Other	4,907	55,844	60,751
Total revenues	187,829	768,748	956,577
Expenses:
Shopping center and operating expenses	39,283	246,652	285,935
Interest expense	67,117	145,915	213,032
Depreciation and amortization	97,885	248,778	346,663
Total operating expenses	204,285	641,345	845,630
(Loss) gain on sale of assets	(140)	14,471	14,331
Net (loss) income	$(16,596)	$141,874	$125,278
Company's equity in net (loss) income	$(16)	$71,789	$71,773

Year Ended December 31, 2017
Revenues:
Minimum rents	$134,450	$501,732	$636,182
Percentage rents	5,050	13,866	18,916
Tenant recoveries	46,575	189,059	235,634
Other	5,959	51,767	57,726
Total revenues	192,034	756,424	948,458
Expenses:
Shopping center and operating expenses	41,340	243,271	284,611
Interest expense	67,053	131,714	198,767
Depreciation and amortization	101,625	250,921	352,546
Total operating expenses	210,018	625,906	835,924
(Loss) gain on sale of assets	(36)	33,861	33,825
Net (loss) income	$(18,020)	$164,379	$146,359
Company's equity in net (loss) income	$(453)	$85,999	$85,546

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

_______________________________________________________________________________

Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.
5. Derivative Instruments and Hedging Activities:
The Company uses an interest rate cap and four interest rate swap agreements to manage the interest rate risk of its floating rate debt. The Company recorded other comprehensive loss related to the marking-to-market of derivative instruments of $(4,424) and $(42) during the years ended December 31, 2018 and 2017, respectively. There were no derivatives outstanding during the year ended December 31, 2016. The fair value of the Company's derivatives was $(4,413) and $11 at December 31, 2018 and 2017, respectively.
        The following derivatives were outstanding at December 31, 2018:

Property	Notional Amount	Product	LIBOR Rate	Maturity	Fair Value
Santa Monica Place	$300,000	Cap	4.00%	12/9/2019	$—
The Macerich Partnership, L.P.	$400,000	Swaps	2.85%	9/30/2021	$(4,413)
        The above derivative instruments were designated as hedging instruments with an aggregate fair value (Level 2 measurement) and were included in other accrued liabilities. The fair value of the Company's interest rate derivatives was determined using discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.

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
6. Property, net:
Property at December 31, 2018 and 2017 consists of the following:

	2018	2017
Land	$1,506,678	$1,567,152
Buildings and improvements	6,288,308	6,385,035
Tenant improvements	678,110	620,352
Equipment and furnishings	206,398	187,998
Construction in progress	199,326	366,996
	8,878,820	9,127,533
Less accumulated depreciation	(2,093,044)	(2,018,303)
	$6,785,776	$7,109,230

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $275,236, $277,917 and $277,270, respectively.
The loss on the sale or write down of assets, net for the year ended December 31, 2018 includes a loss of $54,469 on impairment, $28,266 on the write off of development costs and $311 on the sale of Promenade at Casa Grande (See Note 15—Dispositions). These losses were offset in part by a gain of $46,242 on the sale of a 75% ownership interest in One Westside (See Note 4—Investments in Unconsolidated Joint Ventures) and $4,989 on the sale of land parcels. The loss on impairment was due to the reduction of the estimated holding periods of SouthPark Mall, La Cumbre Plaza, Southridge Center and Promenade at Casa Grande.
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
6. Property, net: (Continued)

The following table summarizes certain of the Company's assets that were measured on a nonrecurring basis as a result of impairment charges recorded for the years ended December 31, 2018, 2017 and 2016 as described above:

Years ended December, 31	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
2018	$104,700	$—	$104,700	$—
2017	$38,000	$—	$38,000	$—
2016	$86,100	$—	$—	$86,100
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
The following table sets forth quantitative information about the unobservable inputs of the Company’s Level 3 real estate recorded as of December 31, 2016:

Terminal capitalization rate	7.0% - 10.0%
Discount rate	8.0% - 15.0%
Market rents per square foot	$2.00 - $20.00
7. Tenant and Other Receivables, net:
Included in tenant and other receivables, net is an allowance for doubtful accounts of $2,919 and $2,786 at December 31, 2018 and 2017, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $8,949 and $8,711 at December 31, 2018 and 2017, respectively, and a deferred rent receivable due to straight-line rent adjustments of $72,456 and $61,859 at December 31, 2018 and 2017, respectively.
On March 17, 2014, in connection with the sale of Lake Square Mall, a 559,000 square foot regional shopping center in Leesburg, Florida, the Company issued a note receivable for $6,500 that bore interest at an effective rate of 6.5% and was to mature on March 17, 2018. The note was paid off on October 20, 2017.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

8. Deferred Charges and Other Assets, net:
Deferred charges and other assets, net at December 31, 2018 and 2017 consist of the following:

	2018	2017
Leasing	$226,885	$232,819
Intangible assets:
In-place lease values(1)	94,966	108,432
Leasing commissions and legal costs(1)	23,508	25,958
Above-market leases	140,889	164,040
Deferred tax assets	32,197	29,006
Deferred compensation plan assets	45,857	52,221
Distributions in excess of co-venture obligation(2)	—	31,150
Other assets	75,497	66,990
	639,799	710,616
Less accumulated amortization(3)	(249,396)	(261,426)
	$390,403	$449,190
_______________________________

(1)	The amortization of these intangible assets for the next five years and thereafter is as follows:

Year Ending December 31,
2019	$10,957
2020	8,260
2021	6,780
2022	5,111
2023	3,685
Thereafter	11,395
$46,188

(2)	See Note 11—Financing Arrangement.

(3)
Accumulated amortization includes $72,286 and $74,507 relating to in-place lease values, leasing commissions and legal costs at December 31, 2018 and 2017, respectively. Amortization expense for in-place lease values, leasing commissions and legal costs was $13,635, $19,958 and $33,048 for the years ended December 31, 2018, 2017 and 2016, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
8. Deferred Charges and Other Assets, net: (Continued)

The allocated values of above-market leases and below-market leases consist of the following:

	2018	2017
Above-Market Leases
Original allocated value	$140,889	$164,040
Less accumulated amortization	(49,847)	(60,210)
	$91,042	$103,830
Below-Market Leases(1)
Original allocated value	$108,330	$120,573
Less accumulated amortization	(56,345)	(55,489)
	$51,985	$65,084
_______________________________

(1)	Below‑market leases are included in other accrued liabilities.

The allocated values of above and below-market leases will be amortized into minimum rents on a straight-line basis over the individual remaining lease terms. The amortization of these values for the next five years and thereafter is as follows:

Year Ending December 31,	Above Market	Below Market
2019	$8,303	$9,968
2020	7,286	7,716
2021	6,621	6,095
2022	5,882	5,122
2023	5,482	4,080
Thereafter	57,468	19,004
	$91,042	$51,985

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

9. Mortgage Notes Payable:
Mortgage notes payable at December 31, 2018 and 2017 consist of the following:

	Carrying Amount of Mortgage Notes(1)
	2018		2017		Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Property Pledged as Collateral	Related Party	Other	Related Party	Other
Chandler Fashion Center(5)	$—	$199,972	$—	$199,904	3.77%	$625	2019
Danbury Fair Mall(6)	—	202,158	104,599	104,598	5.53%	1,538	2020
Fashion Outlets of Chicago(7)	—	199,622	—	199,298	4.01%	642	2020
Fashion Outlets of Niagara Falls USA	—	109,651	—	112,770	4.89%	727	2020
Freehold Raceway Mall(5)	—	398,212	—	398,050	3.94%	1,300	2029
Fresno Fashion Fair	—	323,460	—	323,261	3.67%	971	2026
Green Acres Commons(8)	—	128,006	—	107,219	5.06%	488	2021
Green Acres Mall	—	284,686	—	291,366	3.61%	1,447	2021
Kings Plaza Shopping Center	—	437,120	—	447,231	3.67%	2,229	2019
Oaks, The	—	192,037	—	196,732	4.14%	1,064	2022
Pacific View	—	121,362	—	124,397	4.08%	668	2022
Queens Center	—	600,000	—	600,000	3.49%	1,744	2025
Santa Monica Place(9)	—	297,069	—	296,366	4.01%	939	2022
SanTan Village Regional Center(10)	—	121,585	—	124,703	3.14%	589	2019
Towne Mall	—	20,733	—	21,161	4.48%	117	2022
Tucson La Encantada(6)	—	65,361	66,970	—	4.23%	368	2022
Victor Valley, Mall of	—	114,675	—	114,617	4.00%	380	2024
Vintage Faire Mall	—	258,207	—	263,818	3.55%	1,256	2026
Westside Pavilion(11)	—	—	—	141,020
	$—	$4,073,916	$171,569	$4,066,511

(1)
The mortgage notes payable balances includes an unamortized debt premium. Debt premiums represent the excess of the fair value of debt over the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The loan on Fashion Outlets of Niagara Falls USA had a premium of $1,701 and $2,630 at December 31, 2018 and 2017, respectively.

The mortgage notes payable balances also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs were $13,053 and $17,838 at December 31, 2018 and 2017, respectively.

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

(5)	A 49.9% interest in the loan has been assumed by a third party in connection with the Company's joint venture in Chandler Freehold (See Note 11—Financing Arrangement).

(6)	Related party mortgage notes payable were amounts due to NML (See Note 18—Related Party Transactions).

(7)
The loan bears interest at LIBOR plus 1.50%. At December 31, 2018 and 2017, the total interest rate was 4.01% and 3.02%, respectively. On January 10, 2019, the Company replaced the existing loan on the property with a new $300,000 loan that bears interest at 4.58% and matures on February 1, 2031.

(8)
On March 1, 2018, the Company borrowed the remaining $20,000 available under the loan agreement on the property. The loan bears interest at LIBOR plus 2.15%. At December 31, 2018 and 2017, the total interest rate was 5.06% and 4.07%, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
9. Mortgage Notes Payable: (continued)

(9)
The loan bears interest at LIBOR plus 1.35%. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 4.0% during the period ending December 9, 2019 (See Note 5—Derivative Instruments and Hedging Activities). At December 31, 2018 and 2017, the total interest rate was 4.01% and 3.13%, respectively.

(10)
On February 13, 2019, the Company’s joint venture in SanTan Village Regional Center entered into a commitment for a ten-year $220,000 loan to replace the existing loan on the property. The new loan will bear interest at a fixed rate of 4.30% and is expected to close during the second quarter of 2019.

(11)
On August 31, 2018, a 75% interest in the loan was assumed by a third party in connection with the sale of a 75% ownership interest in the underlying property (See Note 4—Investments in Unconsolidated Joint Ventures).

Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.
As of December 31, 2018, all of the Company's mortgage notes payable are secured by the properties on which they are placed and are non-recourse to the Company.
The Company expects all loan maturities during the next twelve months will be refinanced, restructured, and/or paid off from the Company's line of credit or with cash on hand.
Total interest expense capitalized during the years ended December 31, 2018, 2017 and 2016 was $15,422, $13,160 and $10,316, respectively.
The estimated fair value (Level 2 measurement) of mortgage notes payable at December 31, 2018 and 2017 was $4,082,448 and $4,250,816, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.
The future maturities of mortgage notes payable are as follows:

Year Ending December 31,
2019	$793,399
2020	525,133
2021	418,239
2022	674,341
2023	6,895
Thereafter	1,667,261
4,085,268
Debt premium	1,701
Deferred finance cost, net	(13,053)
$4,073,916
The future maturities reflected above reflect the extension options that the Company believes will be exercised.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

10. Bank and Other Notes Payable:
Bank and other notes payable at December 31, 2018 and 2017 consist of the following:
Line of Credit:
The Company has a $1,500,000 revolving line of credit that bears interest at LIBOR plus a spread of 1.30% to 1.90%, depending on the Company's overall leverage level, and matures on July 6, 2020 with a one-year extension option. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2,000,000.
Based on the Company's leverage level as of December 31, 2018, the borrowing rate on the facility was LIBOR plus 1.45%. The Company has four interest rate swap agreements that effectively convert a total of $400,000 of the outstanding balance from floating rate debt of LIBOR plus 1.45% to fixed rate debt of 4.30% until September 30, 2021 (See Note 5—Derivative Instruments and Hedging Activities). As of December 31, 2018 and 2017, borrowings under the line of credit, were $910,000 and $935,000, respectively, less unamortized deferred finance costs of $5,145 and $7,548, respectively, at a total interest rate of 4.20% and 3.13%, respectively. As of December 31, 2018 and 2017, the Company's availability under the line of credit for additional borrowings was $589,719 and $504,412, respectively, The estimated fair value (Level 2 measurement) of the line of credit at December 31, 2018 and 2017 was $912,163 and $919,158, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
Prasada Note:
On March 29, 2013, the Company issued a $13,330 note payable that bears interest at 5.25% and matures on May 30, 2021. The note payable is collateralized by a portion of a development reimbursement agreement with the City of Surprise, Arizona. At December 31, 2018 and 2017, the note had a balance of $3,689 and $4,732, respectively. The estimated fair value (Level 2 measurement) of the note at December 31, 2018 and 2017 was $3,690 and $4,717, respectively, based on current interest rates for comparable notes. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the collateral for the underlying debt.
As of December 31, 2018 and 2017, the Company was in compliance with all applicable financial loan covenants.
The future maturities of bank and other notes payable are as follows:

Year Ending December 31,
2019	$887
2020	934
2021	911,868
913,689
Deferred finance cost	(5,145)
$908,544
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
During the year ended December 31, 2018, the Company incurred interest expense (income) in connection with the financing arrangement that included $9,079 from distributions of the partner's share of net income, $6,376 from the distributions in excess of the partner's share of net income and $(15,225) from the adjustment to fair value of the financing arrangement obligation.
12. Noncontrolling Interests:
The Company allocates net income of the Operating Partnership based on the weighted-average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership periodically to reflect its ownership interest in the Company. The Company had a 93% ownership interest in the Operating Partnership as of December 31, 2018 and 2017. The remaining 7% limited partnership interest as of December 31, 2018 and 2017, was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of registered or unregistered stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the ten trading days ending on the respective balance sheet date. Accordingly, as of December 31, 2018 and 2017, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $448,116 and $671,592, respectively.
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
On February 17, 2016, the Company entered into an accelerated share repurchase program ("ASR") to repurchase an $400,000 of the Company's common stock. In accordance with the ASR, the Company made a prepayment of $400,000 and received an initial share delivery of 4,222,193 shares. On April 19, 2016, the ASR was completed and the Company received delivery of an additional 861,235 shares. The average price of the 5,083,428 shares repurchased under the ASR was $78.69 per share. The ASR was funded from borrowings under the Company's line of credit, which had been recently paid down from the proceeds from the financings and sale of ownership interests in Arrowhead Towne Center and the MAC Heitman Portfolio (See Note 4—Investments in Unconsolidated Joint Ventures).
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
During the period from February 12, 2017 to December 31, 2017, the Company repurchased a total of 3,627,390 of its common shares for $221,428, representing an average price of $61.01 per share. The Company funded the repurchases from the net proceeds of the sale of Cascade Mall and Northgate Mall (See Note 15—Dispositions), its share of the proceeds from the sale of ownership interests in office buildings at Country Club Plaza and Fashion District Philadelphia (See Note 4—Investments in Unconsolidated Joint Ventures) and from borrowings under its line of credit. There were no repurchases during the year ended December 31, 2018.
Special Dividend:
On October 30, 2015, the Company declared a special dividend/distribution ("Special Dividend") of $2.00 per share of common stock and per OP Unit that was paid on January 6, 2016 to common stockholders and OP Unit holders of record on November 12, 2015. The Special Dividend was funded from proceeds in connection with the financing and sale of ownership interests in the PPR Portfolio and Arrowhead Towne Center (See Note 4—Investments in Unconsolidated Joint Ventures).
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
During the period from March 1, 2018 to August 31, 2018, the Company accounted for the operations of Westside Pavilion as a collaborative arrangement. Both partners shared operating control of the property and the Company was reimbursed by the outside partner for 75% of the carrying cost of the property, which were defined in the agreement as operating expenses in excess of revenues, debt service and capital expenditures. Accordingly, the Company reduced minimum rents, percentage rents, tenant recoveries, other revenue, shopping center and operating expenses and interest expense by its partner's 75% share and recorded a receivable due from its partner, which was settled upon completion of the transfer of the property. In addition, the Company was reimbursed by its partner for its 75% share of mortgage loan principal payments and capital expenditures during the period. Since completion of the transfer, the Company has accounted for its investment in Westside Pavilion, also referred to as One Westside, under the equity method of accounting (See Note 4—Investments in Unconsolidated Joint Ventures).
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

16. Future Rental Revenues:
Under existing non-cancelable operating lease agreements, tenants are committed to pay the following minimum rental payments to the Company:

Year Ending December 31,
2019	$505,404
2020	439,094
2021	380,266
2022	329,840
2023	283,792
Thereafter	816,933
$2,755,329

17. Commitments and Contingencies:
The Company has certain properties subject to non-cancelable operating leases. The leases expire at various times through 2098, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. Rent expenses were $17,709, $18,442 and $16,495 for the years ended December 31, 2018, 2017 and 2016, respectively. No contingent rent was incurred for the years ended December 31, 2018, 2017 or 2016.
Minimum future rental payments required under the leases are as follows:

Year Ending December 31,
2019	$16,627
2020	17,183
2021	17,124
2022	17,450
2023	11,390
Thereafter	140,562
$220,336

As of December 31, 2018, the Company was contingently liable for $65,814 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the relevant agreement. At December 31, 2018, the Company had $8,360 in outstanding obligations, which it believes will be settled in the next twelve months.

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

	2018	2017	2016
Management fees	$19,752	$19,105	$17,937
Development and leasing fees	14,412	15,558	13,907
	$34,164	$34,663	$31,844

Northwestern Mutual Life ("NML") was considered a related party due its ownership interest in Broadway Plaza until it sold its ownership interest in the property to a third party on October 12, 2018. Certain mortgage notes on the properties are held by NML (See Note 9—Mortgage Notes Payable). Interest expense in connection with these notes during the period NML was a related party was $6,883, $8,731 and $8,973 for the years ended December 31, 2018, 2017 and 2016, respectively. Included in accounts payable and accrued expenses at December 31, 2017 was interest payable of $716 to NML.
Due from affiliates includes $6,385 and $5,411 of unreimbursed costs and fees due from unconsolidated joint ventures under management agreements at December 31, 2018 and 2017, respectively.
In addition, due from affiliates at December 31, 2018 and 2017 includes a note receivable from RED/303 LLC ("RED") that bears interest at 5.25% and matures on May 30, 2021. Interest income earned on this note was $224, $268 and $366 for the years ended December 31, 2018, 2017 and 2016, respectively. The balance on this note receivable was $3,689 and $4,796 at December 31, 2018 and 2017, respectively. RED is considered a related party because it is a partner in a joint venture development project. The note is collateralized by RED's interest in a development agreement.
Also included in due from affiliates is a note receivable from Lennar Corporation that bore interest at LIBOR plus 2% and was to mature upon the completion of certain milestones in connection with the planned development of Fashion Outlets of San Francisco. As a result of those milestones not being completed, the Company elected to terminate the development agreement and the note was paid off on February 13, 2019. Interest income earned on this note was $3,152, $2,513 and $2,234 for the years ended December 31, 2018, 2017 and 2016, respectively. The balance on this note was $75,107 and $71,955 at December 31, 2018 and 2017, respectively. Lennar Corporation was considered a related party because it had an ownership interest in the project.
19. Share and Unit-based Plans:
The Company has established share and unit-based compensation plans for the purpose of attracting and retaining executive officers, directors and key employees.
2003 Equity Incentive Plan:
The 2003 Equity Incentive Plan ("2003 Plan") authorizes the grant of stock awards, stock options, stock appreciation rights, stock units, stock bonuses, performance-based awards, dividend equivalent rights and OP Units or other convertible or exchangeable units. As of December 31, 2018, stock awards, stock units, LTIP Units (as defined below), stock appreciation rights ("SARs") and stock options have been granted under the 2003 Plan. All stock options or other rights to acquire common stock granted under the 2003 Plan have a term of 10 years or less. These awards were generally granted based on the performance of the Company and the employees. None of the awards have performance requirements other than a service condition of continued employment unless otherwise provided. All awards are subject to restrictions determined by the Company's compensation committee. The aggregate number of shares of common stock that may be issued under the 2003 Plan is 19,825,428 shares. As of December 31, 2018, there were 6,243,447 shares available for issuance under the 2003 Plan.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
19. Share and Unit-Based Plans: (Continued)

Stock Awards:
The value of the stock awards was determined by the market price of the Company's common stock on the date of the grant. The following table summarizes the activity of non-vested stock awards during the years ended December 31, 2018, 2017 and 2016:

	2018		2017		2016
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at beginning of year	—	$—	—	$—	1,612	$62.01
Granted	—	—	—	—	—	—
Vested	—	—	—	—	(1,612)	62.01
Balance at end of year	—	$—	—	$—	—	$—

Stock Units:
The stock units represent the right to receive upon vesting one share of the Company's common stock for one stock unit. The value of the stock units was determined by the market price of the Company's common stock on the date of the grant. The following table summarizes the activity of non-vested stock units during the years ended December 31, 2018, 2017 and 2016:

	2018		2017		2016
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	151,355	$73.32	148,428	$78.53	132,086	$74.58
Granted	87,983	58.79	86,827	66.46	85,601	79.22
Vested	(108,991)	74.04	(81,205)	75.62	(69,259)	71.82
Forfeited	(890)	68.81	(2,695)	69.57	—	—
Balance at end of year	129,457	$64.21	151,355	$73.32	148,428	$78.53

SARs:
The executives and key employees have up to 10 years from the grant date to exercise the SARs. Upon exercise, the executives and key employees will receive unrestricted common shares for the appreciation in value of the SARs from the grant date to the exercise date.
In connection with the payment of the Special Dividend (See Note 13—Stockholders' Equity), the compensation committee approved an adjustment to all outstanding SARs. The exercise price and number of outstanding SARs were adjusted such that each SAR had the same fair value to the holder before and after giving effect to the payment of the special dividend. As a result, the 417,783 outstanding SARs on January 6, 2016 with a weighted-average price of $55.13 were adjusted to 427,968 outstanding SARs with a weighted average price of $53.85.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
19. Share and Unit-Based Plans: (Continued)

The following table summarizes the activity of SARs awards during the years ended December 31, 2018, 2017 and 2016:

	2018		2017		2016
	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price
Balance at beginning of year	235,439	$53.83	284,146	$53.85	417,783	$55.13
Granted	—	—	—	—	—	—
Exercised	(235,439)	53.83	(48,707)	53.95	(143,822)	53.73
Special dividend adjustment	—	—	—	—	10,185	53.88
Balance at end of year	—	$—	235,439	$53.83	284,146	$53.85
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
19. Share and Unit-Based Plans: (Continued)

The Company has granted the following LTIP units during the years ended December 31, 2018, 2017 and 2016:

Grant Date	Units	Type	Fair Value per LTIP Unit	Vest Date
1/1/2016	58,786	Service-based	$80.69	12/31/2018
1/1/2016	266,899	Market-indexed	$53.32	12/31/2018
3/4/2016	154,686	Service-based	$79.20	3/4/2016
	480,371

1/1/2017	66,079	Service-based	$70.84	12/31/2019
1/1/2017	297,849	Market-indexed	$47.15	12/31/2019
3/3/2017	134,742	Service-based	$66.57	3/3/2017
6/1/2017	1,522	Service-based	$58.31	5/29/2020
6/1/2017	6,714	Market-indexed	$39.66	5/29/2020
	506,906

1/1/2018	65,466	Service-based	$65.68	12/31/2020
1/1/2018	291,326	Market-indexed	$44.28	12/31/2020
1/29/2018	13,632	Service-based	$66.02	2/1/2022
1/29/2018	1,893	Service-based	$66.02	12/31/2020
1/29/2018	7,775	Market-indexed	$48.23	12/31/2020
3/2/2018	99,407	Service-based	$59.04	3/2/2018
4/26/2018	89,637	Service-based	$55.78	4/26/2018
	569,136
The fair value of the market-indexed LTIP Units (Level 3) were estimated on the date of grant using a Monte Carlo Simulation model that based on the following assumptions

Grant Date	Risk Free Interest Rate	Expected Volatility
1/1/2016	1.32%	20.31%
1/1/2017	1.49%	20.75%
6/1/2017	1.45%	21.40%
1/1/2018	1.98%	23.38%
1/29/2018	2.25%	23.86%

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
19. Share and Unit-Based Plans: (Continued)

The following table summarizes the activity of the non-vested LTIP Units during the years ended December 31, 2018, 2017 and 2016:

	2018		2017		2016
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	636,632	$52.36	322,572	$58.18	56,315	$73.24
Granted	569,136	51.78	506,906	55.33	480,371	65.00
Vested	(253,625)	61.17	(192,846)	69.93	(214,114)	77.45
Forfeited	(290,565)	52.58	—	—	—	—
Balance at end of year	661,578	$48.38	636,632	$52.36	322,572	$58.18

Stock Options:
In connection with the payment of the Special Dividend (See Note 13—Stockholders' Equity), the compensation committee approved an adjustment to all outstanding stock options. The exercise price and number of outstanding stock options were adjusted such that each stock option had the same fair value to the holder before and after giving effect to the payment of the Special Dividend. As a result, the 10,314 outstanding stock options on January 6, 2016 with a weighted-average price of $58.15 were adjusted to 10,565 outstanding stock options with a weighted average price of $56.77.
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
The following table summarizes the activity of stock options for the years ended December 31, 2018, 2017 and 2016:

	2018		2017		2016
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance at beginning of year	35,565	$57.32	10,565	$56.77	10,314	$58.15
Granted	—	—	25,000	57.55	—	—
Exercised	—	—	—	—	—	—
Special dividend adjustment	—	—	—	—	251	56.77
Balance at end of year	35,565	$57.32	35,565	$57.32	10,565	$56.77

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
19. Share and Unit-Based Plans: (Continued)

Directors' Phantom Stock Plan:
The Directors' Phantom Stock Plan offers non-employee members of the board of directors ("Directors") the opportunity to defer their cash compensation and to receive that compensation in common stock rather than in cash after termination of service or a predetermined period. Compensation generally includes the annual retainers payable by the Company to the Directors. Deferred amounts are generally credited as units of phantom stock at the beginning of each three-year deferral period by dividing the present value of the deferred compensation by the average fair market value of the Company's common stock at the date of award. Compensation expense related to the phantom stock awards was determined by the amortization of the value of the stock units on a straight-line basis over the applicable service period. The stock units (including dividend equivalents) vest as the Directors' services (to which the fees relate) are rendered. Vested phantom stock units are ultimately paid out in common stock on a one-unit for one-share basis. To the extent elected by a Director, stock units receive dividend equivalents in the form of additional stock units based on the dividend amount paid on the common stock. The aggregate number of phantom stock units that may be granted under the Directors' Phantom Stock Plan is 500,000. As of December 31, 2018, there were 159,374 stock units available for grant under the Directors' Phantom Stock Plan.
The following table summarizes the activity of the non-vested phantom stock units for the years ended December 31, 2018, 2017 and 2016:

	2018		2017		2016
	Stock Units	Weighted Average Grant Date Fair Value	Stock Units	Weighted Average Grant Date Fair Value	Stock Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	4,054	$79.82	5,845	$81.47	—	$—
Granted	10,380	49.55	8,760	68.93	21,088	80.21
Vested	(12,193)	54.40	(10,551)	71.69	(15,243)	79.73
Forfeited	(2,241)	77.91	—	—	—	—
Balance at end of year	—	$—	4,054	$79.82	5,845	$81.47

Employee Stock Purchase Plan ("ESPP"):
The ESPP authorizes eligible employees to purchase the Company's common stock through voluntary payroll deductions made during periodic offering periods. Under the ESPP common stock is purchased at a 15% discount from the lesser of the fair value of common stock at the beginning and end of the offering period. A maximum of 750,000 shares of common stock is available for purchase under the ESPP. The number of shares available for future purchase under the plan at December 31, 2018 was 415,013.
Compensation:
The following summarizes the compensation cost under the share and unit-based plans for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Stock awards	$—	$—	$20
Stock units	6,355	6,045	6,305
LTIP units	26,311	30,161	32,957
Stock options	125	85	16
Phantom stock units	760	714	1,231
	$33,551	$37,005	$40,529

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
19. Share and Unit-Based Plans: (Continued)

The Company capitalized share and unit-based compensation costs of $6,184, $6,206 and $7,241 for the years ended December 31, 2018, 2017 and 2016, respectively.
The fair value of the stock awards and stock units that vested during the years ended December 31, 2018, 2017 and 2016 was $6,479, $5,257 and $5,644, respectively. Unrecognized compensation costs of share and unit-based plans at December 31, 2018 consisted of $2,395 from LTIP Units, $1,833 from stock units and $51 from stock options.
20. Employee Benefit Plans:
401(k) Plan:
The Company has a defined contribution retirement plan that covers its eligible employees (the "Plan"). The Plan is a defined contribution retirement plan covering eligible employees of the Macerich Property Management Company, LLC and participating affiliates. The Plan is qualified in accordance with section 401(a) of the Code. Effective January 1, 1995, the Plan was amended to constitute a qualified cash or deferred arrangement under section 401(k) of the Code, whereby employees can elect to defer compensation subject to Internal Revenue Service withholding rules. This Plan was further amended effective as of February 1, 1999 to add The Macerich Company Common Stock Fund as a new investment alternative under the Plan. A total of 150,000 shares of common stock were reserved for issuance under the Plan, which was subsequently increased by an additional 500,000 shares in February 2013. On January 1, 2004, the Plan adopted the "Safe Harbor" provision under Sections 401(k)(12) and 401(m)(11) of the Code. In accordance with adopting these provisions, the Company makes matching contributions equal to 100 percent of the first three percent of compensation deferred by a participant and 50 percent of the next two percent of compensation deferred by a participant. During the years ended December 31, 2018, 2017 and 2016, these matching contributions made by the Company were $3,422, $3,481 and $3,384, respectively. Contributions and matching contributions to the Plan by the plan sponsor and/or participating affiliates are recognized as an expense of the Company in the period that they are made.
Deferred Compensation Plans:
The Company has established deferred compensation plans under which executives and key employees of the Company may elect to defer receiving a portion of their cash compensation otherwise payable in one calendar year until a later year. The Company may, as determined by the Board of Directors in its sole discretion prior to the beginning of the plan year, credit a participant's account with a matching amount equal to a percentage of the participant's deferral. The Company contributed $813, $1,069 and $1,032 to the plans during the years ended December 31, 2018, 2017 and 2016, respectively. Contributions are recognized as compensation in the periods they are made.
21. Income Taxes:
For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, unrecaptured Section 1250 gain and return of capital or a combination thereof. The following table details the components of the distributions, on a per share basis, for the years ended December 31, 2018, 2017 and 2016 are as follows:

	2018 (1)		2017		2016 (2)
Ordinary income	$1.91	64.3%	$1.98	69.0%	$0.94	20.8%
Capital gains	0.05	1.7%	0.51	17.8%	3.24	71.4%
Unrecaptured Section 1250 gain	—	—%	0.38	13.2%	0.36	7.8%
Return of capital	1.01	34.0%	—	—%	—	—%
Dividends paid	$2.97	100.0%	$2.87	100.0%	$4.54	100.0%

_______________________________________________________________________________

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
21. Income Taxes: (Continued)

(1)	The 2018 taxable ordinary dividends are treated as "qualified REIT dividends" for purposes of Internal Revenue Code Section 199A.

(2)
The Company declared a $2.00 special cash dividend to shareholders of record as of November 12, 2015 which was paid on January 6, 2016 (See Note 13—Stockholders' Equity). Pursuant to relevant U.S. tax rules, $0.21 per common share of this dividend is treated as having been paid by the Company on December 31, 2015, and received by each shareholder of record as of November 12, 2015 on December 31, 2015. The balance of the special cash dividend has been included in the amount of dividends paid for the year ended December 31, 2016

The Company has made Taxable REIT Subsidiary elections for all of its corporate subsidiaries other than its Qualified REIT Subsidiaries. The elections, effective for the year beginning January 1, 2001 and future years, were made pursuant to Section 856(l) of the Code.
The income tax provision of the TRSs for the years ended December 31, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
Current	$413	$185	$(176)
Deferred	3,191	(15,779)	(546)
Income tax benefit (expense)	$3,604	$(15,594)	$(722)
The income tax provision of the TRSs for the years ended December 31, 2018, 2017 and 2016 are reconciled to the amount computed by applying the Federal Corporate tax rate as follows:

	2018	2017	2016
Book loss for TRSs	$19,525	$2,094	$5,254
Tax at statutory rate on earnings from continuing operations before income taxes	$4,100	$712	$1,786
Change in tax rates	—	(14,189)	—
State taxes	513	109	160
Other	(1,009)	(2,226)	(2,668)
Income tax benefit (expense)	$3,604	$(15,594)	$(722)

The Tax Cuts and Jobs Act of 2017 (“TCJA”), signed into law on December 22, 2017, adjusted the federal corporate tax income rate to 21%.  FASB Accounting Standards Codification Topic 740 requires deferred tax assets and liabilities to be measured at the enacted rate expected to apply when temporary differences are to be realized or settled. Accordingly, the Company remeasured its ending deferred tax asset and reduced the value by $14,189 for the year ended December 31, 2017. Additionally, GAAP requires that all adjustments resulting from tax rate changes be recorded to the income statement. Therefore, the Company recorded a $14,189 deferred tax expense for the year ended December 31, 2017 related to the revaluation of its deferred tax assets and liabilities.
The net operating loss ("NOL") carryforwards for NOLs generated through the 2017 tax year are scheduled to expire through 2037, beginning in 2025. Pursuant to the TCJA, NOLs generated in 2018 and subsequent tax years carryforward indefinitely subject to the 80% of taxable income limitation.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
21. Income Taxes: (Continued)

The tax effects of temporary differences and carryforwards of the TRSs included in the net deferred tax assets at December 31, 2018 and 2017 are summarized as follows:

	2018	2017
Net operating loss carryforwards	$25,751	$21,398
Property, primarily differences in depreciation and amortization, the tax basis of land assets and treatment of certain other costs	4,524	5,077
Other	1,922	2,531
Net deferred tax assets	$32,197	$29,006
For the years ended December 31, 2018, 2017 and 2016 there were no unrecognized tax benefits.
The tax years 2015 through 2017 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next 12 months.
22. Quarterly Financial Data (Unaudited):
The following is a summary of quarterly results of operations for the years ended December 31, 2018 and 2017:

	2018 Quarter Ended				2017 Quarter Ended
	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
Revenues	$246,874	$242,198	$234,545	$236,734	$256,743	$242,451	$247,423	$247,045
Net income (loss) attributable to the Company	$11,749	$74,028	$7,816	$(33,573)	$32,751	$17,498	$26,638	$69,243
Net income (loss) attributable to common stockholders per share-basic	$0.08	$0.52	$0.05	$(0.24)	$0.23	$0.12	$0.19	$0.48
Net income (loss) attributable to common stockholders per share-diluted	$0.08	$0.52	$0.05	$(0.24)	$0.23	$0.12	$0.19	$0.48
23. Subsequent Events:
On January 10, 2019, the Company replaced the existing loan on Fashion Outlets of Chicago with a new $300,000 interest only loan that bears interest at 4.58% and matures on February 1, 2031. The Company used the net proceeds to pay down its line of credit and for general corporate purposes.
On January 31, 2019, the Company announced a dividend/distribution of $0.75 per share for common stockholders and OP Unit holders of record on February 21, 2019. All dividends/distributions will be paid 100% in cash on March 1, 2019.
On February 13, 2019, the Company’s joint venture in SanTan Village Regional Center entered into a commitment for a ten-year $220,000 loan to replace the existing loan on the property. The new loan will bear interest at a fixed rate of 4.30% and is expected to close during the second quarter of 2019.

THE MACERICH COMPANY
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2018
(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
Shopping Centers/Entities	Land	Building and Improvements	Equipment and Furnishings	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Equipment and Furnishings	Construction in Progress	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation
Chandler Fashion Center	$24,188	$223,143	$—	$21,764	$24,188	$237,835	$6,043	$1,029	$269,095	$111,436	$157,659
Danbury Fair Mall	130,367	316,951	—	117,155	142,751	409,786	11,414	522	564,473	156,784	407,689
Desert Sky Mall	9,447	37,245	12	4,757	9,082	40,949	1,430	—	51,461	11,953	39,508
Eastland Mall	22,050	151,605	—	11,683	21,400	161,402	2,174	362	185,338	33,928	151,410
Estrella Falls	10,550	—	—	71,511	10,524	14,265	—	57,272	82,061	2,132	79,929
Fashion Outlets of Chicago	—	—	—	268,088	40,575	222,769	4,358	386	268,088	57,473	210,615
Fashion Outlets of Niagara Falls USA	18,581	210,139	—	104,604	22,936	307,958	2,430	—	333,324	74,062	259,262
The Marketplace at Flagstaff	—	—	—	45,610	—	45,610	—	—	45,610	23,524	22,086
Freehold Raceway Mall	164,986	362,841	—	125,383	168,098	474,466	10,507	139	653,210	191,173	462,037
Fresno Fashion Fair	17,966	72,194	—	47,183	17,966	115,731	2,603	1,043	137,343	55,422	81,921
Green Acres Mall	156,640	321,034	—	187,974	179,274	474,438	10,424	1,512	665,648	107,532	558,116
Inland Center	8,321	83,550	—	29,278	10,291	110,618	129	111	121,149	17,815	103,334
Kings Plaza Shopping Center	209,041	485,548	20,000	256,943	200,686	675,872	43,408	51,566	971,532	95,071	876,461
La Cumbre Plaza	18,122	21,492	—	15,699	13,856	40,425	474	558	55,313	23,950	31,363
Macerich Management Co.	1,150	10,475	26,562	54,559	3,878	13,618	71,853	3,397	92,746	55,776	36,970
MACWH, LP	—	25,771	—	19,072	11,557	27,455	—	5,831	44,843	9,832	35,011
NorthPark Mall	7,746	74,661	—	14,202	7,885	88,125	584	15	96,609	20,502	76,107
Oaks, The	32,300	117,156	—	259,772	56,387	349,426	3,085	330	409,228	150,737	258,491
Pacific View	8,697	8,696	—	137,039	7,854	144,501	2,043	34	154,432	71,282	83,150
Paradise Valley Mall	33,445	128,485	—	30,716	36,473	152,516	2,709	948	192,646	79,166	113,480
Queens Center	251,474	1,039,922	—	43,506	256,786	1,074,030	3,721	365	1,334,902	119,104	1,215,798
Santa Monica Place	26,400	105,600	—	338,853	48,374	412,436	8,189	1,854	470,853	132,506	338,347
SanTan Adjacent Land	29,414	—	—	5,156	21,923	—	—	12,647	34,570	—	34,570
SanTan Village Regional Center	7,827	—	—	208,509	6,344	207,590	1,657	745	216,336	92,694	123,642
SouthPark Mall	7,035	38,215	—	(7,977)	2,899	33,696	319	359	37,273	13,889	23,384
Southridge Center	6,764	—	—	8,257	2,295	12,358	122	246	15,021	6,072	8,949
Stonewood Center	4,948	302,527	—	9,920	4,935	312,258	196	6	317,395	40,127	277,268
Superstition Springs Center	10,928	112,718	—	8,751	10,928	120,641	708	120	132,397	20,223	112,174
Superstition Springs Power Center	1,618	4,420	—	269	1,618	4,630	59	—	6,307	2,009	4,298
Tangerine (Marana), The Shops at	36,158	—	—	(8,059)	16,922	—	—	11,177	28,099	—	28,099
The Macerich Partnership, L.P.	—	2,534	—	5,050	—	—	7,365	219	7,584	926	6,658
See accompanying report of independent registered public accounting firm.

THE MACERICH COMPANY
Schedule III—Real Estate and Accumulated Depreciation (Continued)
December 31, 2018
(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
Shopping Centers/Entities	Land	Building and Improvements	Equipment and Furnishings	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Equipment and Furnishings	Construction in Progress	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation
Towne Mall	6,652	31,184	—	5,343	6,877	35,708	495	99	43,179	16,062	27,117
Tucson La Encantada	12,800	19,699	—	56,522	12,800	75,422	716	83	89,021	43,880	45,141
Valley Mall	16,045	26,098	—	14,065	15,616	40,185	407	—	56,208	10,319	45,889
Valley River Center	24,854	147,715	—	24,119	23,487	157,244	1,643	14,314	196,688	60,515	136,173
Victor Valley, Mall of	15,700	75,230	—	53,101	20,080	121,973	1,919	59	144,031	53,532	90,499
Vintage Faire Mall	14,902	60,532	—	59,564	17,647	115,230	1,759	362	134,998	72,801	62,197
Wilton Mall	19,743	67,855	—	27,044	19,810	93,673	1,159	—	114,642	40,771	73,871
Other freestanding stores	5,926	31,785	—	10,151	5,927	41,579	296	60	47,862	18,064	29,798
Other land and development properties	33,795	—	—	23,510	25,749	—	—	31,556	57,305	—	57,305
	$1,406,580	$4,717,020	$46,574	$2,708,646	$1,506,678	$6,966,418	$206,398	$199,326	$8,878,820	$2,093,044	$6,785,776
See accompanying report of independent registered public accounting firm.

THE MACERICH COMPANY
Schedule III—Real Estate and Accumulated Depreciation (Continued)
December 31, 2018
(Dollars in thousands)

Depreciation of the Company's investment in buildings and improvements reflected in the consolidated statements of operations are calculated over the estimated useful lives of the asset as follows:

Buildings and improvements	5 - 40 years
Tenant improvements	5 - 7 years
Equipment and furnishings	5 - 7 years

The changes in total real estate assets for the three years ended December 31, 2018 are as follows:

	2018	2017	2016
Balances, beginning of year	$9,127,533	$9,209,211	$10,689,656
Additions	246,719	202,280	254,604
Dispositions and retirements	(495,432)	(283,958)	(1,735,049)
Balances, end of year	$8,878,820	$9,127,533	$9,209,211

   The aggregate cost of the property included in the table above for federal income tax purposes was $8,363,296 (unaudited) at December 31, 2018.

The changes in accumulated depreciation for the three years ended December 31, 2018 are as follows:

	2018	2017	2016
Balances, beginning of year	$2,018,303	$1,851,901	$1,892,744
Additions	275,236	277,917	277,270
Dispositions and retirements	(200,495)	(111,515)	(318,113)
Balances, end of year	$2,093,044	$2,018,303	$1,851,901

See accompanying report of independent registered public accounting firm.

EXHIBIT INDEX

Exhibit Number	Description
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

10.5	*	Amended and Restated 2013 Deferred Compensation Plan for Executives effective (January 1, 2016) (incorporated by reference as an exhibit to the Company's 2015 Form 10-K).

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

10.21		Tax Matters Agreement (Wilmorite) (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date April 25, 2005).

10.22	*	2003 Equity Incentive Plan, as amended and restated as of May 26, 2016 (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date May 26, 2016).

10.22.1	*	Amended and Restated Cash Bonus/Restricted Stock/Stock Unit and LTIP Unit Award Program under the 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2010 Form 10-K).

Exhibit Number		Description
10.22.2	*	Form of Restricted Stock Award Agreement under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.22.3	*	Form of Stock Unit Award Agreement under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2014 Form 10-K).

10.22.4	*	Form of Employee Stock Option Agreement under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.22.5	*	Form of Non-Qualified Stock Option Grant under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.22.6	*	Form of Restricted Stock Award Agreement for Non-Management Directors (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.22.7	*	Form of Stock Unit Award Agreement under 2003 Equity Incentive Plan for Non-Employee Directors (incorporated by reference as an exhibit to the Company's 2015 Form 10-K).

10.22.8	*	Form of Stock Appreciation Right under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.22.9	*	Form of LTIP Unit Award Agreement under 2003 Equity Incentive Plan (service-based) (incorporated by reference as an exhibit to the Company's 2017 Form 10-K).

10.22.10	*	Form of LTIP Unit Award Agreement under 2003 Equity Incentive Plan (performance-based) (incorporated by reference as an exhibit to the Company's 2017 Form 10-K).

10.22.11	*
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
Separation Agreement and Release of Claims between the Company and Thomas J. Leanse dated February 22, 2018 (includes form of Consulting Agreement between the Company and Mr. Leanse) (incorporated by reference as an exhibit to the Company's 2017 Form 10-K).

10.28	*
Change in Control Agreement between the Company and Ann C. Menard, effective February 24, 2018 (incorporated by reference as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

Exhibit Number		Description
10.29	*
Amended and Restated Offer of Employment between the Company and Ann C. Menard, effective April 30, 2018 (incorporated by reference as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.30	*
Employment Agreement between the Company and Thomas E. O’Hern, effective April 26, 2018 (incorporated by reference as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.31	*
Letter regarding Consulting Agreement between the Company and Arthur M. Coppola, effective December 31, 2018 (incorporated by reference as an exhibit to the Company’s Current Report on Form 8-K, event date December 31, 2018).

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

21.1		List of Subsidiaries

23.1		Consent of Independent Registered Public Accounting Firm (KPMG LLP)

31.1		Section 302 Certification of Thomas E. O'Hern, Chief Executive Officer and Director

31.2		Section 302 Certification of Scott W. Kingsmore, Chief Financial Officer

32.1	**	Section 906 Certifications of Thomas E. O'Hern and Scott W. Kingsmore

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

* Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2019.

THE MACERICH COMPANY
/s/ THOMAS E. O'HERN
By
Thomas E. O'Hern
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ THOMAS E. O'HERN	Chief Executive Officer and Director	February 25, 2019
Thomas E. O'Hern	(Principal Executive Officer)
/s/ EDWARD C. COPPOLA	President and Director	February 25, 2019
Edward C. Coppola
/s/ PEGGY ALFORD	Director	February 25, 2019
Peggy Alford
/s/ JOHN H. ALSCHULER	Director	February 25, 2019
John H. Alschuler
/s/ ERIC K. BRANDT	Director	February 25, 2019
Eric K. Brandt
/s/ STEVEN R. HASH	Chairman of Board of Directors	February 25, 2019
Steven R. Hash
/s/ DANIEL J. HIRSCH	Director	February 25, 2019
Daniel J. Hirsch
/s/ DIANA M. LAING	Director	February 25, 2019
Diana M. Laing
/s/ STEVEN L. SOBOROFF	Director	February 25, 2019
Steven L. Soboroff
/s/ ANDREA M. STEPHEN	Director	February 25, 2019
Andrea M. Stephen
/s/ SCOTT W. KINGSMORE	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	February 25, 2019
Scott W. Kingsmore
/s/ CHRISTOPHER J. ZECCHINI	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2019
Christopher J. Zecchini