Form 10-Q
period 2019-03-31
MACERICH CO
filed 2019-05-07
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File No. 1-12504
THE MACERICH COMPANY
(Exact name of registrant as specified in its charter)

MARYLAND	95-4448705
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
401 Wilshire Boulevard, Suite 700, Santa Monica, California	90,401
(Address of principal executive office, including zip code)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐       NO ☒
Securities registered pursuant to Section 12(b) of the Securities Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.01 Par Value	MAC	New York Stock Exchange
Number of shares outstanding as of May 3, 2019 of the registrant's common stock, par value $0.01 per share: 141,238,583 shares

THE MACERICH COMPANY
FORM 10-Q

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS:
Property, net	$6,737,198	$6,785,776
Cash and cash equivalents	111,022	102,711
Restricted cash	43,053	46,590
Tenant and other receivables, net	104,738	123,492
Right-of-use assets, net	156,260	—
Deferred charges and other assets, net	307,667	390,403
Due from affiliates	14,903	85,181
Investments in unconsolidated joint ventures	1,528,080	1,492,655
Total assets	$9,002,921	$9,026,808
LIABILITIES AND EQUITY:
Mortgage notes payable	$4,162,072	$4,073,916
Bank and other notes payable	848,948	908,544
Accounts payable and accrued expenses	59,024	59,392
Lease liabilities	122,105	—
Other accrued liabilities	244,649	303,051
Distributions in excess of investments in unconsolidated joint ventures	116,634	114,988
Financing arrangement obligation	364,220	378,485
Total liabilities	5,917,652	5,838,376
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 141,332,786 and 141,221,712 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1,413	1,412
Additional paid-in capital	4,574,600	4,567,643
Accumulated deficit	(1,714,789)	(1,614,357)
Accumulated other comprehensive loss	(6,511)	(4,466)
Total stockholders' equity	2,854,713	2,950,232
Noncontrolling interests	230,556	238,200
Total equity	3,085,269	3,188,432
Total liabilities and equity	$9,002,921	$9,026,808
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Revenues:
Leasing revenue	$211,008	$218,112
Other	5,334	8,080
Management Companies	10,180	10,542
Total revenues	226,522	236,734
Expenses:
Shopping center and operating expenses	69,604	74,510
Leasing expenses	7,505	3,334
Management Companies' operating expenses	19,014	34,989
REIT general and administrative expenses	6,961	8,019
Depreciation and amortization	81,468	79,937
	184,552	200,789
Interest (income) expense:
Related parties	(10,447)	10,169
Other	48,804	42,466
	38,357	52,635
Loss on extinguishment of debt, net	351	—
Total expenses	223,260	253,424
Equity in income of unconsolidated joint ventures	12,243	16,872
Income tax (expense) benefit	(346)	2,949
Loss on sale or write down of assets, net	(6,316)	(37,512)
Net income (loss)	8,843	(34,381)
Less net income (loss) attributable to noncontrolling interests	1,019	(808)
Net income (loss) attributable to the Company	$7,824	$(33,573)
Earnings per common share—attributable to common stockholders:
Basic	$0.05	$(0.24)
Diluted	$0.05	$(0.24)
Weighted average number of common shares outstanding:
Basic	141,262,000	141,024,000
Diluted	141,262,000	141,050,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Net income (loss)	$8,843	$(34,381)
Other comprehensive income (loss):
Interest rate cap/swap agreements	(2,045)	61
Comprehensive income (loss)	6,798	(34,320)
Less net income (loss) attributable to noncontrolling interests	1,019	(808)
Comprehensive income (loss) attributable to the Company	$5,779	$(33,512)
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2019	141,221,712	$1,412	$4,567,643	$(1,614,357)	$(4,466)	$2,950,232	$238,200	$3,188,432
Net income	—	—	—	7,824	—	7,824	1,019	8,843
Cumulative effect of adoption of ASC 842	—	—	—	(2,203)	—	(2,203)	—	(2,203)
Interest rate cap/swap agreements	—	—	—	—	(2,045)	(2,045)	—	(2,045)
Amortization of share and unit-based plans	90,074	1	6,664	—	—	6,665	—	6,665
Distributions declared ($0.75 per share)	—	—	—	(106,053)	—	(106,053)	—	(106,053)
Distributions to noncontrolling interests	—	—	—	—	—	—	(8,343)	(8,343)
Conversion of noncontrolling interests to common shares	21,000	—	1,005	—	—	1,005	(1,005)	—
Redemption of noncontrolling interests	—	—	(15)	—	—	(15)	(12)	(27)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(697)	—	—	(697)	697	—
Balance at March 31, 2019	141,332,786	$1,413	$4,574,600	$(1,714,789)	$(6,511)	$2,854,713	$230,556	$3,085,269

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2018	140,993,985	$1,410	$4,510,489	$(830,279)	$(42)	$3,681,578	$286,421	$3,967,999
Net loss	—	—	—	(33,573)	—	(33,573)	(808)	(34,381)
Cumulative effect of adoption of ASU 2014-09	—	—	—	(424,859)	—	(424,859)	—	(424,859)
Interest rate cap	—	—	—	—	61	61	—	61
Amortization of share and unit-based plans	109,602	1	13,611	—	—	13,612	—	13,612
Distributions declared ($0.74 per share)	—	—	—	(104,707)	—	(104,707)	—	(104,707)
Distributions to noncontrolling interests	—	—	—	—	—	—	(9,075)	(9,075)
Conversion of noncontrolling interests to common shares	1,000	—	—	—	—	—	—	—
Redemption of noncontrolling interests	—	—	(46)	—	—	(46)	(19)	(65)
Adjustment of noncontrolling interests in Operating Partnership	—	—	25,694	—	—	25,694	(25,694)	—
Balance at March 31, 2018	141,104,587	$1,411	$4,549,748	$(1,393,418)	$19	$3,157,760	$250,825	$3,408,585

   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$8,843	$(34,381)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on extinguishment of debt, net	351	—
Loss on sale or write down of assets, net	6,316	37,512
Depreciation and amortization	83,233	81,524
Amortization of premium on mortgage notes payable	(234)	(235)
Amortization of share and unit-based plans	5,519	11,003
Straight-line rent and amortization of above and below market leases	(2,650)	(2,531)
Provision for doubtful accounts	1,826	1,354
Income tax expense (benefit)	346	(2,949)
Equity in income of unconsolidated joint ventures	(12,243)	(16,872)
Distributions of income from unconsolidated joint ventures	118	155
Change in fair value of financing arrangement obligation	(14,265)	4,382
Changes in assets and liabilities, net of dispositions:
Tenant and other receivables	16,867	11,699
Other assets	9,284	11,473
Due from affiliates	5,148	(2,512)
Accounts payable and accrued expenses	8,715	13,239
Other accrued liabilities	(18,334)	(17,893)
Net cash provided by operating activities	98,840	94,968
Cash flows from investing activities:
Development, redevelopment, expansion and renovation of properties	(28,256)	(49,242)
Property improvements	(8,827)	(4,968)
Proceeds from repayment of notes receivable	65,348	202
Deferred leasing costs	(8,848)	(13,384)
Distributions from unconsolidated joint ventures	41,439	418,333
Contributions to unconsolidated joint ventures	(63,093)	(40,990)
Proceeds from sale of assets	1,015	1,450
Net cash (used in) provided by investing activities	(1,222)	311,401

THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands) (Unaudited)
	For the Three Months Ended March 31,
	2019	2018
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	425,000	120,000
Payments on mortgages, bank and other notes payable	(397,358)	(387,643)
Deferred financing costs	(965)	(132)
Payments on finance leases	(278)	—
Payment of finance deposits	(4,820)	—
Redemption of noncontrolling interests	(27)	(65)
Dividends and distributions	(114,396)	(113,782)
Net cash used in financing activities	(92,844)	(381,622)
Net increase in cash, cash equivalents and restricted cash	4,774	24,747
Cash, cash equivalents and restricted cash, beginning of period	149,301	143,105
Cash, cash equivalents and restricted cash, end of period	$154,075	$167,852
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$50,650	$46,418
Non-cash investing and financing transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$42,539	$36,286
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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of March 31, 2019, the Company was the sole general partner of and held a 93% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
The Operating Partnership's consolidated VIEs included the following assets and liabilities:

	March 31, 2019	December 31, 2018
Assets:
Property, net	$261,610	$263,511
Other assets	25,734	23,001
Total assets	$287,344	$286,512
Liabilities:
Mortgage notes payable	$124,247	$125,273
Other liabilities	33,144	32,503
Total liabilities	$157,391	$157,776
All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
2. Summary of Significant Accounting Policies: (Continued)

The unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for the interim periods have been made. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying consolidated balance sheet as of December 31, 2018 has been derived from the audited financial statements but does not include all disclosures required by GAAP.
The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported on the Company's consolidated balance sheets to the totals shown on its consolidated statements of cash flows:

	For the Three Months Ended March 31,
	2019	2018
Beginning of period
Cash and cash equivalents	$102,711	$91,038
Restricted cash	46,590	52,067
Cash, cash equivalents and restricted cash	$149,301	$143,105
End of period
Cash and cash equivalents	$111,022	$118,175
Restricted cash	43,053	49,677
Cash, cash equivalents and restricted cash	$154,075	$167,852
Adoption of New Lease Standard:
On January 1, 2019, the Company adopted Accounting Standards Codification ("ASC") 842 "Leases", under the cumulative retrospective method. The new standard amended the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). In connection with the adoption of the new lease standard, the Company elected to use the transition packages of practical expedients for implementation provided by the Financial Accounting Standards Board ("FASB"), which included (i) relief from re-assessing whether an expired or existing contract meets the definition of a lease, (ii) relief from re-assessing the classification of expired or existing leases at the adoption date, (iii) allowing previously capitalized initial direct leasing costs to continue to be amortized, and (iv) application of the standard as of the adoption date rather than to all periods presented.
The standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Initial direct costs include the salaries and related costs for employees directly working on leasing activities. Prior to January 1, 2019, these costs were capitalizable and therefore the new lease standard resulted in certain of these costs being expensed as incurred. For comparison purposes, the Company has reclassified leasing costs that were included in management companies' operating expenses to leasing expenses for the three months ended March 31, 2018, to conform to the presentation for the three months ended March 31, 2019. Upon the adoption of the new standard, the Company elected the practical expedient to not separate non-lease components, most significantly certain common area maintenance recoveries, from the associated lease components, resulting in the Company presenting all revenues associated with leases as leasing revenue on its consolidated statement of operations. For comparison purposes, the Company has reclassified minimum rents, percentage rents, tenant recoveries and other leasing income to leasing revenue for the three months ended March 31, 2018, to conform to the presentation for the three months ended March 31, 2019. The new standard also requires the Company to reduce leasing revenue for credit losses associated with lease receivables. In addition, straight-line rent receivables are written off when the Company believes there is uncertainty regarding a tenant's ability to complete the term of the lease. As a result, the Company recognized a cumulative effect adjustment of $2,203 upon adoption for the write off of straight-line rent receivables of tenants

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
2. Summary of Significant Accounting Policies: (Continued)

that were in litigation or bankruptcy.
The standard requires lessees to classify its leases as either finance or operating leases. The lessee records a right-of-use ("ROU") asset and a lease liability for all leases with a term of greater than twelve months, regardless of their lease classification. Upon adoption, the Company recognized initial ROU assets and corresponding lease liabilities of $109,299, representing the discounted value of future lease payments required for leases classified as operating leases. In addition, the Company reclassified $59,736 from deferred charges and other assets, net, $5,978 from accounts payable and accrued expenses and $4,342 from other accrued liabilities, relating to existing intangible assets and straight-line rent liabilities. The Company's lease liabilities were increased at adoption by $15,268 for lease liabilities associated with finance leases that were previously included in other accrued liabilities. See Note 8—Leases for further disclosure on the Company's adoption of the new standard.
Other Recent Accounting Pronouncements:
In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities,” which aims to (i) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (ii) reduce the complexity of and simplify the application of hedge accounting by preparers. The Company's adoption of the standard on January 1, 2019 did not have an impact on its consolidated financial statements.
3. Earnings Per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of EPS for the three months ended March 31, 2019 and 2018 (shares in thousands):

	For the Three Months Ended March 31,
	2019	2018
Numerator
Net income (loss)	$8,843	$(34,381)
Less net income (loss) attributable to noncontrolling interests	1,019	(808)
Net income (loss) attributable to the Company	7,824	(33,573)
Allocation of earnings to participating securities	(281)	(244)
Numerator for basic and diluted EPS—net income attributable to common stockholders	$7,543	$(33,817)
Denominator
Denominator for basic EPS—weighted average number of common shares outstanding	141,262	141,024
Effect of dilutive securities(1):
Share and unit-based compensation plans	—	26
Denominator for diluted EPS—weighted average number of common shares outstanding	141,262	141,050
EPS—net income (loss) attributable to common stockholders:
Basic	$0.05	$(0.24)
Diluted	$0.05	$(0.24)

(1)
Diluted EPS excludes 90,619 convertible preferred partnership units for the three months ended March 31, 2019 and 2018, as their impact was antidilutive. Diluted EPS excludes 10,415,190 and 10,291,217 Operating Partnership units ("OP Units") for the three months ended March 31, 2019 and 2018, respectively, as their impact was antidilutive.

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
On March 1, 2018, the Company formed a 25/75 joint venture with Hudson Pacific Properties, whereby the Company agreed to contribute Westside Pavilion (also referred to as One Westside), a 680,000 square foot regional shopping center in Los Angeles, California in exchange for $142,500. From March 1, 2018 to August 31, 2018, the Company accounted for its interest in the property as a collaborative arrangement (See Note 15—Collaborative Arrangement). On August 31, 2018, the Company completed the sale of the 75% ownership interest in the property to Hudson Pacific Properties, resulting in a gain on sale of assets of $46,242. The sales price was funded by a cash payment of $36,903 and the assumption of a pro rata share of the mortgage note payable on the property of $105,597. Concurrent with the sale of the ownership interest, the joint venture defeased the loan on the property by providing a $149,175 portfolio of marketable securities as replacement collateral in lieu of the property. The Company funded its $37,294 share of the purchase price of the marketable securities portfolio with the proceeds from the sale of the ownership interest in the property. Upon completion of the sale of the ownership interest in the property, the Company has accounted for its remaining ownership interest in the property under the equity method of accounting.
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
On September 6, 2018, the Company formed a 50/50 joint venture with Simon Property Group to develop Los Angeles Premium Outlets, a premium outlet center in Carson, California that is planned to open with approximately 400,000 square feet, followed by an additional 165,000 square feet in the second phase. The joint venture expects to complete the first phase of the development in Fall 2021.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	March 31, 2019	December 31, 2018
Assets(1):
Property, net	$9,267,357	$9,241,003
Other assets	777,348	703,861
Total assets	$10,044,705	$9,944,864
Liabilities and partners' capital(1):
Mortgage and other notes payable	$6,053,545	$6,050,930
Other liabilities	424,462	388,509
Company's capital	1,938,931	1,913,475
Outside partners' capital	1,627,767	1,591,950
Total liabilities and partners' capital	$10,044,705	$9,944,864
Investments in unconsolidated joint ventures:
Company's capital	$1,938,931	$1,913,475
Basis adjustment(2)	(527,485)	(535,808)
	$1,411,446	$1,377,667

Assets—Investments in unconsolidated joint ventures	$1,528,080	$1,492,655
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(116,634)	(114,988)
	$1,411,446	$1,377,667

(1)
These amounts include the assets of $3,023,148 and $3,047,851 of Pacific Premier Retail LLC (the "PPR Portfolio") as of March 31, 2019 and December 31, 2018, respectively, and liabilities of $1,852,923 and $1,859,637 of the PPR Portfolio as of March 31, 2019 and December 31, 2018, respectively.

(2)
The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $4,539 and $4,103 for the three months ended March 31, 2019 and 2018, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	PPR Portfolio	Other Joint Ventures	Total
Three Months Ended March 31, 2019
Revenues:
Leasing revenue	$46,020	$173,524	$219,544
Other	182	12,064	12,246
Total revenues	46,202	185,588	231,790
Expenses:
Shopping center and operating expenses	9,672	59,650	69,322
Leasing expenses	467	1,707	2,174
Interest expense	16,951	36,911	53,862
Depreciation and amortization	25,514	64,467	89,981
Total operating expenses	52,604	162,735	215,339
Loss on sale or write down of assets, net	(6)	(135)	(141)
Net (loss) income	$(6,408)	$22,718	$16,310
Company's equity in net (loss) income	$(1,199)	$13,442	$12,243
Three Months Ended March 31, 2018
Revenues:
Leasing revenue	$45,420	$180,443	$225,863
Other	168	8,271	8,439
Total revenues	45,588	188,714	234,302
Expenses:
Shopping center and operating expenses	9,681	61,321	71,002
Interest expense(1)	16,726	33,032	49,758
Depreciation and amortization	24,484	62,412	86,896
Total operating expenses	50,891	156,765	207,656
Gain on sale or write down of assets, net	—	970	970
Net (loss) income	$(5,303)	$32,919	$27,616
Company's equity in net (loss) income	$(616)	$17,488	$16,872

(1)	Interest expense includes $4,958 related to a mortgage notes payable to an affiliate of Northwestern Mutual Life ("NML") (See Note 18—Related Party Transactions).
Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

5. Derivative Instruments and Hedging Activities:
The Company uses interest rate cap and interest rate swap agreements to manage the interest rate risk of its floating rate debt. The Company recorded other comprehensive loss related to the marking-to-market of derivative instruments of $(2,045) and $61 for the three months ended March 31, 2019 and 2018, respectively.
        The following derivatives were outstanding at March 31, 2019:

					Fair Value
Property	Notional Amount	Product	LIBOR Rate	Maturity	3/31/2019	12/31/2018
Santa Monica Place	$300,000	Cap	4.00%	12/9/2019	$—	$(53)
The Macerich Partnership, L.P.	$400,000	Swaps	2.85%	9/30/2021	$(6,511)	$(4,413)
        The above derivative instruments were designated as hedging instruments with an aggregate fair value (Level 2 measurement) and were included in deferred charges and other accrued liabilities. The fair value of the Company's interest rate derivatives was determined using discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.
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
6. Property, net:
Property, net consists of the following:

	March 31, 2019	December 31, 2018
Land	$1,506,232	$1,506,678
Buildings and improvements	6,292,157	6,288,308
Tenant improvements	682,655	678,110
Equipment and furnishings(1)	210,709	206,398
Construction in progress	200,893	199,326
	8,892,646	8,878,820
Less accumulated depreciation(1)	(2,155,448)	(2,093,044)
	$6,737,198	$6,785,776

(1)	Equipment and furnishings and accumulated depreciation include the cost and accumulated amortization of ROU assets in connection with finance leases at March 31, 2019 (See Note 8—Leases).
Depreciation expense was $70,717 and $67,944 for the three months ended March 31, 2019 and 2018, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
6. Property, net: (Continued)

The loss on sale or write down of assets, net was $6,316 and $37,512 for the three months ended March 31, 2019 and 2018, respectively. The loss on sale or write down of assets, net for the three months ended March 31, 2019 consists of a write down of development costs of $6,850 offset in part by a gain of $534 on the sale of land. The loss on sale or write down of assets, net for the three months ended March 31, 2018 includes impairment losses of $36,338 on SouthPark Mall and $1,043 on Promenade at Casa Grande. The impairment losses were due to the reduction of the estimated holding periods of the properties.
The following table summarizes certain of the Company's assets that were measured on a nonrecurring basis as a result of impairment losses recorded for the three months ended March 31, 2018, as described above:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets	Significant Other Unobservable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
March 31, 2018	$49,000	$—	$49,000	$—
The fair values relating to the impairments were based on sales contracts.
7. Tenant and Other Receivables, net:
Included in tenant and other receivables, net is an allowance for doubtful accounts of $4,319 and $2,919 at March 31, 2019 and December 31, 2018, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $1,280 and $8,949 at March 31, 2019 and December 31, 2018, respectively, and a deferred rent receivable due to straight-line rent adjustments of $74,041 and $72,456 at March 31, 2019 and December 31, 2018, respectively.
8. Leases:
Lessor Leases:
The Company leases its Centers under agreements that are classified as operating leases. These leases generally include minimum rents, percentage rents and recoveries of real estate taxes, insurance and other shopping center operating expenses. Minimum rental revenues are recognized on a straight-line basis over the terms of the related leases. Percentage rents are recognized and accrued when tenants' specified sales targets have been met. Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred. Other tenants pay a fixed rate and these tenant recoveries are recognized as revenues on a straight-line basis over the term of the related leases.
The following table summarizes the components of leasing revenue for the three months ended March 31, 2019:

Leasing revenue - fixed payments	$164,061
Leasing revenue - variable payments	46,947
Leasing revenue	$211,008

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
8. Leases: (Continued)

The following table summarizes the minimum rental payments to the Company:

Year ending March 31,
2020	$502,144
2021	427,470
2022	369,955
2023	319,094
2024	273,412
Thereafter	769,564
$2,661,639

Lessee Leases:
The Company has certain properties that are subject to non-cancelable operating leases. The leases expire at various times through 2098, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. In addition, the Company has three finance leases that expire at various times through 2022.
The following table summarizes the lease costs for the three months ended March 31, 2019:

Operating lease costs	$4,347
Finance lease costs:
Amortization of ROU assets	919
Interest on lease liabilities	154
Total lease costs	$5,420

Future minimum rental payments required under the leases are as follows:

	March 31, 2019		December 31, 2018
Year ending	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2019	$12,635	$1,699	$16,627	$2,106
2020	17,144	2,106	17,183	2,106
2021	16,992	10,440	17,124	10,440
2022	16,855	2,418	17,450	2,418
2023	11,043	—	11,390	—
Thereafter	140,403	—	140,562	—
Total undiscounted rental payments	215,072	16,663	$220,336	$17,070
Less imputed interest	(107,957)	(1,673)
Total lease liabilities	$107,115	$14,990

The Company's weighted average remaining lease term for its operating and finance leases at March 31, 2019 was 30.8 years and 2.4 years, respectively. The Company's weighted average incremental borrowing rate of its operating and finance leases at March 31, 2019 was 7.7% and 4.2%, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

9. Deferred Charges and Other Assets, net:
Deferred charges and other assets, net consist of the following:

	March 31, 2019	December 31, 2018
Leasing	$203,533	$226,885
Intangible assets:
In-place lease values	87,776	94,966
Leasing commissions and legal costs	22,301	23,508
Above-market leases	65,195	140,889
Deferred tax assets	31,851	32,197
Deferred compensation plan assets	50,244	45,857
Other assets	59,295	75,497
	520,195	639,799
Less accumulated amortization(1)	(212,528)	(249,396)
	$307,667	$390,403

(1)
Accumulated amortization includes $67,094 and $72,286 relating to in-place lease values, leasing commissions and legal costs at March 31, 2019 and December 31, 2018, respectively. Amortization expense of in-place lease values, leasing commissions and legal costs was $3,205 and $3,835 for the three months ended March 31, 2019 and 2018, respectively.

The allocated values of above-market leases and below-market leases consist of the following:

	March 31, 2019	December 31, 2018
Above-Market Leases
Original allocated value	$65,195	$140,889
Less accumulated amortization	(35,404)	(49,847)
	$29,791	$91,042
Below-Market Leases(1)
Original allocated value	$102,621	$108,330
Less accumulated amortization	(55,296)	(56,345)
	$47,325	$51,985

(1)	Below-market leases are included in other accrued liabilities.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

10. Mortgage Notes Payable:
Mortgage notes payable at March 31, 2019 and December 31, 2018 consist of the following:

	Carrying Amount of Mortgage Notes(1)
Property Pledged as Collateral	March 31, 2019	December 31, 2018	Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Chandler Fashion Center(5)	$199,989	$199,972	3.77%	$625	2019
Danbury Fair Mall	200,336	202,158	5.53%	1,538	2020
Fashion Outlets of Chicago(6)	299,055	199,622	4.61%	1,145	2031
Fashion Outlets of Niagara Falls USA	108,829	109,651	4.89%	727	2020
Freehold Raceway Mall(5)	398,254	398,212	3.94%	1,300	2029
Fresno Fashion Fair	323,509	323,460	3.67%	971	2026
Green Acres Commons(7)	128,236	128,006	5.20%	503	2021
Green Acres Mall	282,941	284,686	3.61%	1,447	2021
Kings Plaza Shopping Center	434,479	437,120	3.67%	2,229	2019
Oaks, The	190,832	192,037	4.14%	1,064	2022
Pacific View	120,583	121,362	4.08%	668	2022
Queens Center	600,000	600,000	3.49%	1,744	2025
Santa Monica Place(8)	297,256	297,069	4.08%	958	2022
SanTan Village Regional Center(9)	120,776	121,585	3.14%	589	2019
Towne Mall	20,619	20,733	4.48%	117	2022
Tucson La Encantada	64,947	65,361	4.23%	368	2022
Victor Valley, Mall of	114,690	114,675	4.00%	380	2024
Vintage Faire Mall	256,741	258,207	3.55%	1,256	2026
	$4,162,072	$4,073,916

(1)
The mortgage notes payable balances includes an unamortized debt premium. Debt premiums represent the excess of the fair value of debt over the principal value of debt assumed in various acquisitions and are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. The loan on Fashion Outlets of Niagara Falls USA had a premium of $1,469 and $1,701 at March 31, 2019 and December 31, 2018, respectively.

The mortgage notes payable also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs were $12,524 and $13,053 at March 31, 2019 and December 31, 2018, respectively.

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

(5)	A 49.9% interest in the loan has been assumed by a third party in connection with the Company's joint venture in Chandler Freehold (See Note 12—Financing Arrangement).

(6)	On January 10, 2019, the Company replaced the existing loan on the property with a new $300,000 loan that bears interest at an effective rate of 4.61% and matures on February 1, 2031.

(7)	The loan bears interest at LIBOR plus 2.15%. At March 31, 2019 and December 31, 2018, the total interest rate was 5.20% and 5.06%, respectively.

(8)
The loan bears interest at LIBOR plus 1.35%. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 4.0% during the period ending December 9, 2019 (See Note 5—Derivative Instruments and Hedging Activities). At March 31, 2019 and December 31, 2018, the total interest rate was 4.08% and 4.01%, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
10. Mortgage Notes Payable: (Continued)

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
The Company's mortgage notes payable are secured by the properties on which they are placed and with the exception of $65,000 of the loan on Green Acres Commons, are non-recourse to the Company.
The Company expects that all loan maturities during the next twelve months will be refinanced, restructured, extended and/or paid-off from the Company's line of credit or with cash on hand.
Total interest expense capitalized was $2,710 and $4,331 for the three months ended March 31, 2019 and 2018, respectively.
The estimated fair value (Level 2 measurement) of mortgage notes payable at March 31, 2019 and December 31, 2018 was $4,209,689 and $4,082,448, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.
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
Based on the Company's leverage level as of March 31, 2019, the borrowing rate on the facility was LIBOR plus 1.45%. The Company has four interest rate swap agreements that effectively convert a total of $400,000 of the outstanding balance from floating rate debt of LIBOR plus 1.45% to fixed rate debt of 4.30% until September 30, 2021 (See Note 5—Derivative Instruments and Hedging Activities). As of March 31, 2019 and December 31, 2018, borrowings under the line of credit were $850,000 and $910,000, respectively, less unamortized deferred finance costs of $4,523 and $5,145, respectively, at a total interest rate of 4.20%. As of March 31, 2019 and December 31, 2018, the Company's availability under the line of credit for additional borrowings was $649,719 and $589,719, respectively, The estimated fair value (Level 2 measurement) of the line of credit at March 31, 2019 and December 31, 2018 was $855,862 and $912,163, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
Prasada Note:
On March 29, 2013, the Company issued a $13,330 note payable that bears interest at 5.25% and matures on May 30, 2021. The note payable is collateralized by a portion of a development reimbursement agreement with the City of Surprise, Arizona. At March 31, 2019 and December 31, 2018, the note had a balance of $3,471 and $3,689, respectively. The estimated fair value (Level 2 measurement) of the note at March 31, 2019 and December 31, 2018 was $3,487 and $3,690, respectively, based on current interest rates for comparable notes. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the collateral for the underlying debt.
As of March 31, 2019 and December 31, 2018, the Company was in compliance with all applicable financial loan covenants.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

12. Financing Arrangement:
On September 30, 2009, the Company formed a joint venture, whereby a third party acquired a 49.9% interest in Chandler Fashion Center, a 1,318,000 square foot regional shopping center in Chandler, Arizona, and Freehold Raceway Mall, a 1,672,000 square foot regional shopping center in Freehold, New Jersey, referred to herein as Chandler Freehold. As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the formation of Chandler Freehold, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The Company accounts for its investment in Chandler Freehold as a financing arrangement. The fair value (Level 3 measurement) of the financing arrangement obligation at March 31, 2019 and December 31, 2018 was based upon a multiple on net operating income of 21 times, a discount rate of 5.8% and market rents per square foot of $30 to $100. The fair value of the financing arrangement obligation is sensitive to these significant unobservable inputs and a change in these inputs may result in a significantly higher or lower fair value measurement. Distributions to the partner and changes in fair value of the financing arrangement obligation are recognized as interest (income) expense in the Company's consolidated statements of operations.
During the three months ended March 31, 2019 and 2018, the Company incurred interest (income) expense in connection with the financing arrangement as follows:

	For the Three Months Ended March 31,
	2019	2018
Distributions of the partner's share of net income	$1,897	$2,002
Distributions in excess of the partner's share of net income	1,921	1,638
Adjustment to fair value of financing arrangement obligation	(14,265)	4,382
	$(10,447)	$8,022
13. Noncontrolling Interests:
The Company allocates net income of the Operating Partnership based on the weighted average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 93% ownership interest in the Operating Partnership as of March 31, 2019 and December 31, 2018. The remaining 7% limited partnership interest as of March 31, 2019 and December 31, 2018 was owned by certain of the Company's executive officers and directors, certain of their affiliates and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the 10 trading days ending on the respective balance sheet date. Accordingly, as of March 31, 2019 and December 31, 2018, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $451,189 and $448,116, respectively.
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

14. Stockholders' Equity:
On February 12, 2017, the Company's Board of Directors authorized the repurchase of up to $500,000 of its outstanding common shares as market conditions and the Company’s liquidity warrant. Repurchases may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including ASR transactions, or other methods of acquiring shares, from time to time as permitted by securities laws and other legal requirements. The program is referred to herein as the "2017 Stock Buyback Program".
There were no repurchases under the 2017 Stock Buyback Program during the three months ended March 31, 2019 or 2018. At March 31, 2019, there was $278,707 available under the 2017 Stock Buyback Program.
15. Collaborative Arrangement:
On March 1, 2018, the Company formed a 25/75 joint venture with a third party, whereby the Company agreed to contribute One Westside, a 680,000 square foot regional shopping center in Los Angeles, California in exchange for $142,500. The Company completed the transfer on August 31, 2018.
During the period from March 1, 2018 to August 31, 2018, the Company accounted for the operations of One Westside as a collaborative arrangement. Both partners shared operating control of the property and the Company was reimbursed by the outside partner for 75% of the carrying cost of the property, which were defined in the agreement as operating expenses in excess of revenues, debt service and capital expenditures. Accordingly, the Company reduced leasing revenue, other revenue, shopping center and operating expenses and interest expense by its partner's 75% share and recorded a receivable due from its partner, which was settled upon completion of the transfer of the property. In addition, the Company was reimbursed by its partner for its 75% share of mortgage loan principal payments and capital expenditures during the period. Since completion of the transfer, the Company has accounted for its investment in One Westside under the equity method of accounting (See Note 4—Investments in Unconsolidated Joint Ventures).
16. Dispositions:
On May 17, 2018, the Company sold Promenade at Casa Grande, a 761,000 square foot community center in Casa Grande, Arizona, for $26,000, resulting in a loss on sale of assets of $311. The Company used the proceeds from the sale to pay down its line of credit and for other general corporate purposes.
17. Commitments and Contingencies:
As of March 31, 2019, the Company was contingently liable for $65,814 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreements. At March 31, 2019, the Company had $13,068 in outstanding obligations which it believes will be settled in the next twelve months.

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
The following are fees charged to unconsolidated joint ventures:

	For the Three Months Ended March 31,
	2019	2018
Management fees	$4,481	$4,679
Development and leasing fees	3,496	3,604
	$7,977	$8,283
Certain mortgage notes on the properties are held by NML. NML was considered a related party due its ownership interest in Broadway Plaza until it sold its ownership interest in the property to a third party on October 12, 2018. Interest expense in connection with these notes, during the period NML that was a related party, was $2,147 for the three months ended March 31, 2018.
Interest (income) expense from related party transactions also includes $(10,447) and $8,022 for the three months ended March 31, 2019 and 2018, respectively, in connection with the Financing Arrangement (See Note 12—Financing Arrangement).
Due from affiliates includes unreimbursed costs and fees from unconsolidated joint ventures due to the Management Companies. As of March 31, 2019 and December 31, 2018, the amounts due from the unconsolidated joint ventures was $11,432 and $6,385, respectively.
In addition, due from affiliates at March 31, 2019 and December 31, 2018 included a note receivable from RED/303 LLC ("RED") that bears interest at 5.25% and matures on May 30, 2021. Interest income earned on this note was $48 and $60 for the three months ended March 31, 2019 and 2018, respectively. The balance on this note was $3,471 and $3,689 at March 31, 2019 and December 31, 2018, respectively. RED is considered a related party because it is a partner in a joint venture development project. The note is collateralized by RED's membership interest in the development project.
Also included in due from affiliates at December 31, 2018 was a note receivable from Lennar Corporation that bore interest at LIBOR plus 2% and was to mature upon the completion of certain milestones in connection with the development of Fashion Outlets of San Francisco. As a result of those milestones not being completed, the Company elected to terminate the development agreement and the note was paid off on February 13, 2019. Interest income earned on this note was $1,112 and $749 for the three months ended March 31, 2019 and 2018, respectively. The balance on this note, including interest, was $75,107 at December 31, 2018. Lennar Corporation was considered a related party because it was a joint venture partner in the project.
19. Share and Unit-Based Plans:
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
During the three months ended March 31, 2019, the Company granted the following LTIP Units:

Grant Date	Units	Type	Fair Value per LTIP Unit	Vest Date
1/1/2019	81,732	Service-based	$43.28	12/31/2021
1/1/2019	250,852	Market-indexed	$29.25	12/31/2021
	332,584
The fair value of the market-indexed LTIP Units (Level 3) granted on January 1, 2019 was estimated on the date of grant using a Monte Carlo Simulation model that assumed a risk free interest rate of 2.46% and an expected volatility of 23.52%.
The following table summarizes the activity of the non-vested LTIP Units, phantom stock units and stock units:

	LTIP Units		Phantom Stock Units		Stock Units
	Units	Value(1)	Units	Value(1)	Units	Value(1)
Balance at January 1, 2019	661,578	$48.38	—	$—	129,457	$64.21
Granted	332,584	32.70	18,315	43.13	89,505	42.00
Vested	(7,654)	59.85	(3,934)	45.55	(80,954)	64.53
Forfeited	(14,635)	34.26	—	—	—	—
Balance at March 31, 2019	971,873	$43.13	14,381	$42.46	138,008	$49.62

(1) Value represents the weighted average grant date fair value.

The following table summarizes the activity of the stock options outstanding:

	Stock Options
	Units	Value(1)
Balance at January 1, 2019	35,565	$57.32
Granted	—	—
Exercised	—	—
Balance at March 31, 2019	35,565	$57.32

(1) Value represents the weighted average exercise price.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
19. Share and Unit-Based Plans: (Continued)

The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended March 31,
	2019	2018
LTIP Units	$3,714	$10,108
Stock units	2,660	3,230
Stock options	51	31
Phantom stock units	240	243
	$6,665	$13,612

The Company capitalized share and unit-based compensation costs of $1,146 and $2,609 for the three months ended March 31, 2019 and 2018, respectively. Unrecognized compensation costs of share and unit-based plans at March 31, 2019 consisted of $9,050 from LTIP Units, $2,921 from stock units and $611 from phantom stock units.
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
The income tax provision of the TRSs are as follows:

	For the Three Months Ended March 31,
	2019	2018
Current	$—	$439
Deferred	(346)	2,510
Total income tax (expense) benefit	$(346)	$2,949
The net operating loss ("NOL") carryforwards generated through the 2017 tax year are scheduled to expire through 2037, beginning in 2025. Pursuant to the Tax Cuts and Jobs Act of 2017, NOLs generated in 2018 and subsequent tax years, carryforward indefinitely subject to the 80% of taxable income limitation. Net deferred tax assets of $31,851 and $32,197 were included in deferred charges and other assets, net at March 31, 2019 and December 31, 2018, respectively.
The tax years 2015 through 2018 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next twelve months.
21. Subsequent Events:
On April 25, 2019, the Company announced a dividend/distribution of $0.75 per share for common stockholders and OP Unit holders of record on May 8, 2019. All dividends/distributions will be paid 100% in cash on June 3, 2019.

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
Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or the industry to differ materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, as well as national, regional and local economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of current and prospective tenants, anchor or tenant bankruptcies, closures, mergers or consolidations, lease rates, terms and payments, interest rate fluctuations, availability, terms and cost of financing and operating expenses; adverse changes in the real estate markets including, among other things, competition from other companies, retail formats and technology, risks of real estate development and redevelopment, acquisitions and dispositions; the liquidity of real estate investments, governmental actions and initiatives (including legislative and regulatory changes); environmental and safety requirements; and terrorist activities or other acts of violence which could adversely affect all of the above factors. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results, under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018, as well as our other reports filed with the Securities and Exchange Commission (the "SEC"), which disclosures are incorporated herein by reference. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company does not intend, and undertakes no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P. (the "Operating Partnership"). As of March 31, 2019, the Operating Partnership owned or had an ownership interest in 47 regional shopping centers and five community/power shopping centers aggregating approximately 51 million square feet of gross leasable area. These 52 regional and community/power shopping centers are referred to hereinafter as the "Centers," unless the context otherwise requires. The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Management Companies.
The following discussion is based primarily on the consolidated financial statements of the Company for the three months ended March 31, 2019 and 2018. It compares the results of operations and cash flows for the three months ended March 31, 2019 to the results of operations and cash flows for the three months ended March 31, 2018.

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
On March 1, 2018, the Company formed a 25/75 joint venture with Hudson Pacific Properties, whereby the Company agreed to contribute Westside Pavilion (referred to hereafter as One Westside), a 680,000 square foot regional shopping center in Los Angeles, California in exchange for $142.5 million. The Company completed the sale of the 75% ownership interest in the property to Hudson Pacific Properties on August 31, 2018, resulting in a gain on sale of assets of $46.2 million. The sales price was funded by a cash payment of $36.9 million and the assumption of a pro rata share of the mortgage note payable on the property of $105.6 million. The Company used the proceeds to fund its share of the cost to defease the mortgage note payable on the property (See "Financing Activities"). From March 1, 2018 to the completion of the sale, the Company accounted for its interest in the property as a collaborative arrangement (See Note 15—Collaborative Arrangement of the Company's consolidated financial statements). Upon completion of the sale, the Company has accounted for its ownership interest in the property under the equity method of accounting.
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
On August 31, 2018, concurrent with the sale of the ownership interest in One Westside (See "Acquisitions and Dispositions"), the joint venture defeased the $140.8 million mortgage note payable on the property by providing a $149.2 million portfolio of marketable securities as replacement collateral in lieu of the property. The Company funded its $37.3 million share of the purchase price of the marketable securities portfolio with the proceeds from the sale of the ownership interest in the property.
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
On January 10, 2019, the Company replaced the existing loan on Fashion Outlets of Chicago with a new $300.0 million loan that bears interest at an effective rate of 4.61% and matures on February 1, 2031. The Company used the net proceeds to pay down its line of credit and for general corporate purposes.

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
Redevelopment and Development Activities:
The Company's joint venture is proceeding with the redevelopment of Fashion District Philadelphia, an 850,000 square foot shopping center in Philadelphia, Pennsylvania. The project is expected to be completed in September 2019. The total cost of the project is estimated to be between $400.0 million and $420.0 million, with $200.0 million to $210.0 million estimated to be the Company's pro rata share. The Company has funded $158.5 million of the total $317.1 million incurred by the joint venture as of March 31, 2019.
The Company's joint venture in Scottsdale Fashion Square is redeveloping a former Barney's store and an 80,000 square foot exterior expansion. The project is expected to be completed in 2019. The total cost of the project is estimated to be between $140.0 million and $160.0 million, with $70.0 million to $80.0 million estimated to be the Company's pro rata share. The Company has funded $29.1 million of the total $58.1 million incurred by the joint venture as of March 31, 2019.
The Company's joint venture with Hudson Pacific Properties is redeveloping One Westside into 584,000 square feet of creative office space and 96,000 square feet of dining and entertainment space. The entire creative office space has been leased to Google and is expected to be completed in 2022. The total cost of the project is estimated to be between $500.0 million and $550.0 million, with $125.0 million to $137.5 million estimated to be the Company's pro rata share. The Company has funded $36.4 million of the total $145.4 million incurred by the joint venture as of March 31, 2019.
On September 6, 2018, the Company formed a 50/50 joint venture with Simon Property Group to develop Los Angeles Premium Outlets, a premium outlet center in Carson, California that is planned to open with approximately 400,000 square feet, followed by an additional 165,000 square feet in the second phase. The first phase of the project is expected to be completed in Fall 2021. The Company has funded $17.1 million of the total $34.1 million incurred by the joint venture as of March 31, 2019.
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
On January 1, 2019, the Company adopted Accounting Standards Codification ("ASC") 842 "Leases", under the cumulative retrospective method. The new standard amended the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). In connection with the adoption of the new lease standard, the Company elected to use the transition packages of practical expedients for implementation provided by the Financial Accounting Standards Board ("FASB"), which included (i) relief from re-assessing whether an expired or existing contract meets the definition of a lease, (ii) relief from re-assessing the classification of expired or existing leases at the adoption date, (iii) allowing previously capitalized initial direct leasing costs to continue to be amortized, and (iv) application of the standard as of the adoption date rather than to all periods presented.

The new standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Initial direct costs include the salaries and related costs for employees directly working on leasing activities. Prior to January 1, 2019, these costs were capitalizable and therefore the new lease standard resulted in certain of these costs being expensed as incurred. For comparison purposes, the Company has reclassified leasing costs that were included in management companies' operating expenses to leasing expenses for the three months ended March 31, 2018, to conform to the presentation for the three months ended March 31, 2019. Upon adoption of the new standard, the Company has presented all revenues associated with leases as leasing revenue on its consolidated statement of operations. For comparison purposes, the Company has reclassified minimum rents, percentage rents, tenant recoveries and other leasing income to leasing revenue for the three months ended March 31, 2018, to conform to the presentation for the three months ended March 31, 2019. The new standard also requires the Company to reduce leasing revenue for credit losses associated with lease receivables. In addition, straight-line rent receivables are written off when the Company believes there is uncertainty regarding a tenant's ability to complete the term of the lease. As a result, the Company recognized a cumulative effect adjustment of $2.2 million upon adoption for the write off of straight-line rent receivables of tenants that were in litigation or bankruptcy.
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
The Company records its Financing Arrangement (See Note 12—Financing Arrangement of the Company's consolidated financial statements) obligation at fair value on a recurring basis with changes in fair value being recorded as interest expense in the Company’s consolidated statements of operations. The fair value is determined based on a discounted cash flow model, with the significant unobservable inputs including the multiple of net operating income, discount rate, and market rents. The fair value of the Financing Arrangement obligation is sensitive to these significant unobservable inputs and a change in these inputs may result in a significantly higher or lower fair value measurement.

Results of Operations
Many of the variations in the results of operations, discussed below, occurred because of the transactions affecting the Company's properties described in Management's Overview and Summary above, including the Redevelopment Properties and the JV Transition Center and the Disposition Property (as defined below).
For purposes of the discussion below, the Company defines "Same Centers" as those Centers that are substantially complete and in operation for the entirety of both periods of the comparison. Non-Same Centers for comparison purposes include those Centers or properties that are going through a substantial redevelopment often resulting in the closing of a portion of the Center (“Redevelopment Properties”), those properties that have recently transitioned to or from equity method joint ventures to or from consolidated assets ("JV Transition Center") and properties that have been disposed of ("Disposition Property"). The Company moves a Center in and out of Same Centers based on whether the Center is substantially complete and in operation for the entirety of both periods of the comparison. Accordingly, the Same Centers consist of all consolidated Centers, excluding the Redevelopment Properties, the JV Transition Center and the Disposition Property, for the periods of comparison.
For the comparison of the three months ended March 31, 2019 to the three months ended March 31, 2018, the Redevelopment Properties are Paradise Valley Mall and certain ground up developments. For the comparison of the three months ended March 31, 2019 to the three months ended March 31, 2018, the JV Transition Center is One Westside. For the comparison of the three months ended March 31, 2019 to the three months ended March 31, 2018, the Disposition Property is Promenade at Casa Grande.
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
Tenant sales per square foot increased from $686 for the twelve months ended March 31, 2018 to $746 for the twelve months ended March 31, 2019. Occupancy rate increased from 94.0% at March 31, 2018 to 94.7% at March 31, 2019. Releasing spreads remained positive as the Company was able to lease available space at higher average rents than the expiring rental rates, resulting in a releasing spread of $5.84 per square foot ($58.85 on new and renewal leases executed compared to $53.01 on leases expiring), representing a 11.0% increase for the trailing twelve months ended March 31, 2019. The Company expects that releasing spreads will continue to be positive for the remainder of 2019 as it renews or relets leases that are scheduled to expire. These leases that are scheduled to expire in the next twelve months represent 0.9 million square feet of the Centers, accounting for 12.5% of the gross leasable area ("GLA") of mall stores and freestanding stores, for spaces 10,000 square feet and under, as of March 31, 2019. These calculations exclude Centers under development or redevelopment and property dispositions (See "Acquisitions and Dispositions" and "Redevelopment and Development Activities" in Management's Overview and Summary).
During the trailing twelve months ended March 31, 2019, the Company signed 258 new leases and 399 renewal leases comprising approximately 1.0 million square feet of GLA, of which 0.7 million square feet related to the consolidated Centers. The annual initial average base rent for new and renewal leases was $58.85 per square foot for the trailing twelve months ended March 31, 2019 with an average tenant allowance of $33.51 per square foot.
Outlook
The Company has a long-term four-pronged business strategy that focuses on the acquisition, leasing and management, redevelopment and development of Regional Shopping Centers. Although the Company believes that overall regional shopping centers fundamentals in its markets appear reasonably strong early in 2019, the Company expects that its results for 2019 will be negatively impacted by rising interest rates and anticipated Anchor closures and tenant bankruptcies, among other factors.
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
On October 15, 2018, Sears filed for bankruptcy and announced additional store closings. At the time of the bankruptcy filing, the Company had twenty-one Sears stores in its portfolio totaling approximately 3.1 million square feet and accounted for less than 1% of the Company’s total leasing revenue. The twenty-one stores included seven owned by the Company, nine owned by the Company’s joint venture with Seritage Growth Properties (“Seritage”), one store that was owned by Sears and four stores that were owned by Seritage. As of March 31, 2019, following the closure of thirteen stores, eight stores remained open within the Company’s portfolio. As of March 31, 2019, none of the leases had been rejected, including the closed locations. The remaining eight stores include three owned by the Company, three owned by the Company’s joint venture with Seritage and two that are owned by Seritage. Due to its bankruptcy filing, Sears may be unable or unwilling to meet its rent obligations and other obligations under its leases with the Company, and the Company may be unable to re-lease a terminated or rejected space on comparable terms or at all.
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
Comparison of Three Months Ended March 31, 2019 and 2018
Revenues:
Leasing revenue decreased by $7.1 million, or 3.3%, from 2018 to 2019. The decrease in leasing revenue is attributed to decreases of $3.0 million from the Same Centers, $2.4 million from the JV Transition Center, $1.4 million from the Disposition Property and $0.3 million from the Redevelopment Properties. Leasing revenue includes the amortization of above and below-market leases, straight-line rents and lease termination income. The amortization of above and below-market leases increased from $(0.2) million in 2018 to $0.6 million in 2019. Straight-line rents decreased from $2.7 million in 2018 to $2.4 million in 2019. Lease termination income decreased from $1.7 million in 2018 to $0.6 million in 2019. The decrease in leasing revenue at the Same Centers is primarily due to the inclusion of bad debt expense in lease revenue in 2019 (See "Other Transactions and Events" in Management's Overview and Summary).
Management Companies' revenue decreased from $10.5 million in 2018 to $10.2 million in 2019.
Shopping Center and Operating Expenses:
Shopping center and operating expenses decreased $4.9 million, or 6.6%, from 2018 to 2019. The decrease in shopping center and operating expenses is attributed to decreases of $2.6 million from the Same Centers, $1.5 million from the JV Transition Center, $0.7 million from the Disposition Property and $0.1 million from the Redevelopment Properties.
Leasing Expenses:
Leasing expenses increased from $3.3 million in 2018 to $7.5 million in 2019. The increase in leasing expenses is due to the Company's adoption of ASC 842 in 2019 (See "Other Transactions and Events" in Management's Overview and Summary).
Management Companies' Operating Expenses:
Management Companies' operating expenses decreased $16.0 million from 2018 to 2019. The decrease is attributed to a one-time charge of $12.7 million in connection with the Company's reduction in work force in 2018 (See "Other Transactions and Events" in Management's Overview and Summary) and the subsequent reduction in payroll and share and unit-based compensation costs.
REIT General and Administrative Expenses:
REIT general and administrative expenses decreased $1.1 million from 2018 to 2019 due to a reduction in compensation costs.

Depreciation and Amortization:
Depreciation and amortization increased $1.5 million from 2018 to 2019. The increase in depreciation and amortization is attributed to an increase of $3.2 million from the Same Centers offset in part by decreases of $1.1 million from the JV Transition Center, $0.4 million from the Disposition Property and $0.2 million from the Redevelopment Properties.
Interest Expense:
Interest expense decreased $14.3 million from 2018 to 2019. The decrease in interest expense was attributed to decreases of $18.5 million from the Financing Arrangement (See "Other Transactions and Events" in Management's Overview and Summary) and $0.8 million from the JV Transition Center offset in part by increases of $2.1 million from the Same Centers, $1.5 million from the Redevelopment Properties and $1.4 million from borrowings under the Company's line of credit. The increase in interest expense at the Same Centers is primarily due the new loan on Fashion Outlets of Chicago (See "Financing Activities" in Management's Overview and Summary).
The above interest expense items are net of capitalized interest, which decreased from $4.3 million in 2018 to $2.7 million in 2019.
Equity in Income of Unconsolidated Joint Ventures:
Equity in income of unconsolidated joint ventures decreased $4.6 million from 2018 to 2019. The decrease in equity in income from unconsolidated joint ventures is primarily due to the gain of $2.8 million on the sale of an ownership interest in a building at Fashion District Philadelphia in 2018 (See "Acquisitions and Dispositions" in Management's Overview and Summary) and interest expense from the loan placed on Broadway Plaza in 2018 (See "Financing Activities" in Management's Overview and Summary).
Loss on Sale or Write Down of Assets, net:
Loss on sale or write down of assets, net decreased $31.2 million from 2018 to 2019. The decrease in loss on sale or write down of assets, net is primarily due to impairment losses of $36.3 million on SouthPark Mall and $1.0 million on Promenade at Casa Grande in 2018 offset in part by the write down of development costs of $6.9 million in 2019. The impairment losses were due to the reduction in the estimated holding periods of the properties.
Net Income (Loss):
The change in net income (loss) was $43.2 million from 2018 to 2019, resulting from net loss of $34.4 million in 2018 and net income of $8.8 million in 2019. The change in net income (loss) is primarily due to the $31.2 million decrease in loss on sale or write down of assets, net and the one-time charge of $12.7 million in connection with the Company's reduction in work force in 2018, as discussed above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted decreased 1.3% from $123.5 million in 2018 to $121.9 million in 2019. For a reconciliation of net income (loss) attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders and FFO attributable to common stockholders and unit holders—diluted, see "Funds From Operations ("FFO")" below.
Operating Activities:
Cash provided by operating activities increased $3.9 million from 2018 to 2019. The increase is primarily due to the changes in assets and liabilities and the results as discussed above.
Investing Activities:
Cash provided by investing activities decreased $312.6 million from 2018 to 2019. The decrease in cash provided by investing activities is primarily attributed to a decrease in distributions from unconsolidated joint ventures of $376.9 million offset in part by an increase in proceeds from notes receivable of $65.1 million.
The decrease in distributions from unconsolidated joint ventures is primarily due to the distribution of the Company's share of proceeds from the loans placed on Broadway Plaza and Fashion District Philadelphia (See "Financing Activities" in Management's Overview and Summary) and the sale of an ownership interest in an office building at Fashion District Philadelphia (See "Acquisitions and Dispositions" in Management's Overview and Summary) in 2018. The increase in proceeds from notes receivable is due to the repayment of the note receivable from the Lennar Corporation in 2019 (See Note 18—Related Party Transactions in the Company's Notes to Consolidated Financial Statements).

Financing Activities:
Cash used in financing activities decreased $288.8 million from 2018 to 2019. The decrease in cash used in financing activities is primarily due to an increase in proceeds from mortgages, bank and other notes payable of $305.0 million offset in part by an increase in payments on mortgages, bank and other notes payable of $9.7 million.
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

	For the Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Consolidated Centers:
Acquisitions of property and equipment	$9,932	$4,826
Development, redevelopment, expansion and renovation of Centers	14,414	37,659
Tenant allowances	3,510	2,089
Deferred leasing charges	1,388	5,041
	$29,244	$49,615
Joint Venture Centers:
Acquisitions of property and equipment	$1,225	$1,910
Development, redevelopment, expansion and renovation of Centers	47,888	25,877
Tenant allowances	1,709	904
Deferred leasing charges	911	2,827
	$51,733	$31,518
The Company expects amounts to be incurred during the next twelve months for tenant allowances and deferred leasing charges to be comparable or less than 2018 and that capital for those expenditures will be available from working capital, cash flow from operations, borrowings on property specific debt or unsecured corporate borrowings. Although the amounts incurred for deferred leasing charges during the next twelve months are expected to be comparable or less than 2018, the Company began expensing a significant portion of its leasing costs in 2019 in accordance with its adoption of ASC 842 (See "Other Transactions and Events" in Management's Overview and Summary). The Company expects to incur between $250 million and $350 million during the next twelve months for development, redevelopment, expansion and renovations. Capital for these major expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of debt or equity financings, which are expected to include borrowings under the Company's line of credit and construction loans.
The Company has also generated liquidity in the past, and may continue to do so in the future, through equity offerings and issuances, property refinancings, joint venture transactions and the sale of non-core assets. For example, the Company's sales of ownership interests in One Westside and office buildings at Fashion District Philadelphia and Country Club Plaza (See "Acquisitions and Dispositions" in Management's Overview and Summary), the sales of The Market at Estrella Falls and Promenade at Casa Grande, and the financing of Fashion Outlets of Chicago, Fashion District Philadelphia and Broadway Plaza (See "Financing Activities" in Management's Overview and Summary). The Company used the proceeds from these transactions to pay down its line of credit and for other general corporate purposes, which included the repurchases of the Company's common stock under the 2017 Stock Buyback Program (See Note 14—Stockholders' Equity in the Company's Notes to Consolidated Financial Statements). Furthermore, the Company has filed a shelf registration statement, which registered an unspecified amount of common stock, preferred stock, depositary shares, debt securities, warrants, rights, stock purchase contracts and units that may be sold from time to time by the Company. The Company expects any additional repurchases of the Company's common stock under the 2017 Stock Buyback Program to be funded by future sales of non-core assets, borrowings under its line of credit and/or refinancing transactions.

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
The Company's total outstanding loan indebtedness, which includes mortgages and other notes payable, at March 31, 2019 was $7.9 billion (consisting of $5.0 billion of consolidated debt, less $318.4 million of noncontrolling interests, plus $3.2 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand.
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
The Company has a $1.5 billion revolving line of credit facility that bears interest at LIBOR plus a spread of 1.30% to 1.90%, depending on the Company's overall leverage level, and matures on July 6, 2020 with a one-year extension option. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2.0 billion. All obligations under the facility are unconditionally guaranteed only by the Company. Based on the Company's leverage level as of March 31, 2019, the borrowing rate on the facility was LIBOR plus 1.45%. The Company has four interest rate swap agreements that effectively convert a total of $400.0 million of the outstanding balance from floating rate debt of LIBOR plus 1.45% to fixed rate debt of 4.30% until September 30, 2021. At March 31, 2019, total borrowings under the line of credit were $850.0 million less unamortized deferred finance costs of $4.5 million with a total interest rate of 4.20%. The Company's availability under the line of credit was $649.7 million at March 31, 2019.
Cash dividends and distributions for the three months ended March 31, 2019 were $114.4 million. A total of $98.8 million was funded by operations. The remaining $15.6 million was funded from distributions from unconsolidated joint ventures, which were included in the cash flows from investing activities section of the Company's Consolidated Statement of Cash Flows.
At March 31, 2019, the Company was in compliance with all applicable loan covenants under its agreements.
At March 31, 2019, the Company had cash and cash equivalents of $111.0 million.
Off-Balance Sheet Arrangements:
The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the consolidated balance sheets of the Company as investments in unconsolidated joint ventures.
As of March 31, 2019, one of the Company's joint venture has $125.0 million of debt that could become recourse to the Company, should the joint venture be unable to discharge the obligation of the related debt.
Additionally, as of March 31, 2019, the Company was contingently liable for $65.8 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Contractual Obligations:
The following is a schedule of contractual obligations as of March 31, 2019 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)(1)	$5,714,330	$943,077	$2,217,196	$475,976	$2,078,081
Lease liabilities(2)	231,736	18,938	48,614	25,999	138,185
Purchase obligations(3)	13,068	13,068	—	—	—
Other long-term liabilities	249,837	190,964	14,131	11,458	33,284
	$6,208,971	$1,166,047	$2,279,941	$513,433	$2,249,550
__________________________________________________________

(1)	Interest payments on floating rate debt were based on rates in effect at March 31, 2019.

(2)	See Note 8—Leases in the Company's Notes to Consolidated Financial Statements.

(3)	See Note 17—Commitments and Contingencies in the Company's Notes to Consolidated Financial Statements.

Funds From Operations ("FFO")
The Company uses FFO in addition to net income to report its operating and financial results and considers FFO and FFO -diluted as supplemental measures for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts ("Nareit") defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of properties, plus real estate related depreciation and amortization, impairment write-downs of real estate and write-downs of investments in an affiliate where the write-downs have been driven by a decrease in the value of real estate held by the affiliate and after adjustments for unconsolidated joint ventures. The Company accounts for its joint venture in Chandler Freehold as a Financing Arrangement. In connection with this treatment, the Company recognizes financing expense on (i) the changes in fair value of the financing arrangement obligation, (ii) any payments to the joint venture partner equal to their pro rata share of net income and (iii) any payments to the joint venture partner less than or in excess of their pro rata share of net income. The Company excludes from its definition of FFO the noted expense related to the changes in fair value and for the payments to the joint venture partner less than or in excess of their pro rata share of net income. Although the Nareit definition of FFO predates this guidance for accounting for financing arrangements, the Company believes that excluding the noted expense resulting from the Financing Arrangement is consistent with the key objective of FFO as a performance measure and it allows the Company’s current FFO to be comparable with the Company’s FFO from prior quarters. Adjustments for unconsolidated joint ventures are calculated to reflect FFO on the same basis. The Company also presents FFO excluding extinguishment of debt, net.
FFO and FFO on a diluted basis are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization, as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. The Company believes that such a presentation also provides investors with a meaningful measure of its operating results in comparison to the operating results of other REITs. In addition, the Company believes that FFO excluding non-routine costs associated with extinguishment of debt provides useful supplemental information regarding the Company’s performance as it shows a more meaningful and consistent comparison of the Company’s operating performance and allows investors to more easily compare the Company’s results. The Company further believes that FFO on a diluted basis is a measure investors find most useful in measuring the dilutive impact of outstanding convertible securities.
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

Funds From Operations ("FFO") (Continued)
The following reconciles net income (loss) attributable to the Company to FFO and FFO-diluted attributable to common stockholders and unit holders-basic and diluted, excluding loss on early extinguishment of debt, for the three months ended March 31, 2019 and 2018 (dollars and shares in thousands):

	For the Three Months Ended March 31,
	2019	2018
Net income (loss) attributable to the Company	$7,824	$(33,573)
Adjustments to reconcile net income (loss) attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted:
Noncontrolling interests in the Operating Partnership	577	(2,450)
Loss on sale or write down of assets, net—consolidated assets	6,316	37,512
Add: noncontrolling interests share of loss on sale or write down of assets—consolidated assets	—	590
Add: gain on sale of undepreciated assets—consolidated assets	534	807
Loss on sale or write down of assets—unconsolidated joint ventures, net(1)	71	157
Add: loss on sale of undepreciated assets—unconsolidated joint ventures(1)	—	(2,085)
Depreciation and amortization—consolidated assets	81,468	79,937
Less: noncontrolling interests in depreciation and amortization—consolidated assets	(3,645)	(3,641)
Depreciation and amortization—unconsolidated joint ventures(1)	44,998	43,584
Less: depreciation on personal property	(3,865)	(3,345)
Financing expense in connection with Chandler Freehold	(12,344)	6,020
FFO attributable to common stockholders and unit holders—basic and diluted	121,934	123,513
Loss on extinguishment of debt, net—consolidated assets	351	—
FFO attributable to common stockholders and unit holders, excluding loss on extinguishment of debt—basic and diluted	$122,285	$123,513
Weighted average number of FFO shares outstanding for:
FFO attributable to common stockholders and unit holders—basic(2)	151,677	151,316
Adjustments for impact of dilutive securities in computing FFO—diluted:
Share and unit based compensation plans	—	26
FFO attributable to common stockholders and unit holders—diluted(3)	151,677	151,342

(1)	Unconsolidated joint ventures are presented at the Company's pro rata share.

(2)	Calculated based upon basic net income as adjusted to reach basic FFO. Includes 10.4 million and 10.3 million OP Units for the three months ended March 31, 2019 and 2018, respectively.

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
The following table sets forth information as of March 31, 2019 concerning the Company's long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the twelve months ended March 31,
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long-term debt:
Fixed rate	$790,835	$592,360	$79,096	$311,880	$6,933	$1,965,494	$3,746,598	$3,784,684
Average interest rate	3.50%	4.56%	4.17%	4.07%	3.49%	3.78%	3.88%
Floating rate	—	130,000	1,150,000	—	—	—	1,280,000	1,284,354
Average interest rate	—%	4.64%	3.99%	—%	—%	—%	4.05%
Total debt—Consolidated Centers	$790,835	$722,360	$1,229,096	$311,880	$6,933	$1,965,494	$5,026,598	$5,069,038
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long-term debt (at Company's pro rata share):
Fixed rate	$34,484	$150,356	$42,869	$366,916	$345,638	$2,029,905	$2,970,168	$3,007,113
Average interest rate	3.69%	3.81%	3.70%	3.67%	3.38%	3.94%	3.83%
Floating rate	—	7,500	51,183	162,500	9,400	—	230,583	231,214
Average interest rate	—%	3.69%	4.26%	4.31%	4.33%	—%	4.28%
Total debt—Unconsolidated Joint Venture Centers	$34,484	$157,856	$94,052	$529,416	$355,038	$2,029,905	$3,200,751	$3,238,327
The consolidated Centers' total fixed rate debt at March 31, 2019 and December 31, 2018 was $3.7 billion and $3.5 billion, respectively. The average interest rate on such fixed rate debt at March 31, 2019 and December 31, 2018 was 3.88% and 3.82%, respectively. The consolidated Centers' total floating rate debt at March 31, 2019 and December 31, 2018 was $1.3 billion and $1.5 billion, respectively. The average interest rate on such floating rate debt at March 31, 2019 and December 31, 2018 was 4.05% and 4.00%, respectively.
The Company's pro rata share of the unconsolidated joint venture Centers' fixed rate debt at March 31, 2019 and December 31, 2018 was $3.0 billion. The average interest rate on such fixed rate debt at March 31, 2019 and December 31, 2018 was 3.83%. The Company's pro rata share of the unconsolidated joint venture Centers' floating rate debt at March 31, 2019 and December 31, 2018 was $230.6 million and $221.4 million, respectively. The average interest rate on such floating rate debt at March 31, 2019 and December 31, 2018 was 4.28% and 4.13%, respectively.
The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value. Interest rate cap agreements offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements effectively replace a floating rate on the notional amount with a fixed rate as noted above. As of March 31, 2019, the Company has one interest rate cap agreement and four interest rate swap agreements in place (See Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements).
In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $15.1 million per year based on $1.5 billion of floating rate debt outstanding at March 31, 2019.

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
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of March 31, 2019, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A.  Risk Factors
There have been no material changes to the risk factors relating to the Company set forth under the caption "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
On January 3, 2019 and February 22, 2019, the Company, as general partner of the Operating Partnership, issued 20,000 and 1,000 shares of common stock of the Company, respectively, upon the redemption of 21,000 common partnership units of the Operating Partnership. These shares of common stock were issued in private placements to two limited partners of the Operating Partnership, each an accredited investor, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2019 to January 31, 2019	—	$—	—	$278,707,048
February 1, 2019 to February 31, 2019	—	—	—	$278,707,048
March 1, 2019 to March 31, 2019	—	—	—	$278,707,048
	—	$—	—

(1)	On February 12, 2017, the Company's Board of Directors authorized the repurchase of up to $500.0 million of the Company's outstanding common shares from time to time as market conditions warrant.
Item 3.  Defaults Upon Senior Securities
Not Applicable
Item 4.  Mine Safety Disclosures
Not Applicable
Item 5.  Other Information
In connection with a review of the compensation of the Executive Vice Presidents of the Company by the Compensation Committee (the “Compensation Committee”), on May 3, 2019, the Compensation Committee approved The Macerich Company Change in Control Severance Pay Plan for Executive Vice Presidents (the “2019 Plan”) in order to provide the current Executive Vice Presidents of the Company with the same protections afforded to the CEO, the President (and previously afforded to former senior executives) of the Company, pursuant to The Macerich Company Change in Control Severance Pay Plan for Senior Executives which was disclosed on November 3, 2017 (the “2017 Plan”).  Consistent with the 2017 Plan, the 2019 Plan entitles the Executive Vice Presidents of the Company to certain benefits in the event of certain terminations of employment with the Company within 24 months following a change in control, unless such eligible employee is a party to an individual agreement with the Company that provides for greater payments and benefits. The discussion of the 2019 Plan is qualified in its entirety by reference to the copy of the agreement, which is being filed with this Quarterly Report on Form 10-Q as Exhibit 10.3 and is incorporated herein by reference. The Compensation Committee did not recommend any additional changes to the compensation of the Company’s Executive Vice Presidents at such time.

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

3.1.13	Articles Supplementary of the Company (incorporated by reference as an exhibit to the Company’s Current Report on Form 8-K, event date April 24, 2019)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date April 24, 2019).
10.1*	Form of LTIP Unit Award Agreement under 2003 Equity Incentive Plan (performance-based)
10.2*	Form of LTIP Unit Award Agreement under 2003 Equity Incentive Plan (service-based)
10.3*	Change in Control Severance Plan for Executive Vice Presidents
31.1	Section 302 Certification of Thomas O'Hern, Chief Executive Officer
31.2	Section 302 Certification of Scott Kingsmore, Chief Financial Officer
32.1**	Section 906 Certifications of Thomas O'Hern and Scott Kingsmore
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K
** Furnished herewith.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MACERICH COMPANY
		By:	/s/ SCOTT W. KINGSMORE
Scott W. Kingsmore
Executive Vice President, Treasurer and Chief Financial Officer
Date:	May 7, 2019		(Principal Financial Officer)