Form 10-Q
period 2019-06-30
MACERICH CO
filed 2019-08-05
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
Number of shares outstanding as of August 2, 2019 of the registrant's common stock, par value $0.01 per share: 141,265,383 shares

THE MACERICH COMPANY
FORM 10-Q

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS:
Property, net	$6,689,545	$6,785,776
Cash and cash equivalents	104,880	102,711
Restricted cash	43,548	46,590
Tenant and other receivables, net	124,051	123,492
Right-of-use assets, net	153,156	—
Deferred charges and other assets, net	300,143	390,403
Due from affiliates	11,005	85,181
Investments in unconsolidated joint ventures	1,517,771	1,492,655
Total assets	$8,944,099	$9,026,808
LIABILITIES AND EQUITY:
Mortgage notes payable	$4,305,028	$4,073,916
Bank and other notes payable	809,356	908,544
Accounts payable and accrued expenses	52,894	59,392
Lease liabilities	119,785	—
Other accrued liabilities	253,221	303,051
Distributions in excess of investments in unconsolidated joint ventures	115,426	114,988
Financing arrangement obligation	319,019	378,485
Total liabilities	5,974,729	5,838,376
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 141,364,568 and 141,221,712 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1,413	1,412
Additional paid-in capital	4,578,620	4,567,643
Accumulated deficit	(1,805,097)	(1,614,357)
Accumulated other comprehensive loss	(10,792)	(4,466)
Total stockholders' equity	2,764,144	2,950,232
Noncontrolling interests	205,226	238,200
Total equity	2,969,370	3,188,432
Total liabilities and equity	$8,944,099	$9,026,808
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Leasing revenue	$211,022	$217,014	$422,030	$435,126
Other	7,831	7,035	13,165	15,115
Management Companies	9,119	10,496	19,299	21,038
Total revenues	227,972	234,545	454,494	471,279
Expenses:
Shopping center and operating expenses	64,092	68,072	133,696	142,582
Leasing expenses	7,677	2,692	15,182	6,026
Management Companies' operating expenses	15,692	18,274	34,706	53,263
REIT general and administrative expenses	4,589	4,956	11,550	12,975
Costs related to shareholder activism	—	19,369	—	19,369
Depreciation and amortization	82,385	78,868	163,853	158,805
	174,435	192,231	358,987	393,020
Interest (income) expense:
Related parties	(13,243)	(2,762)	(23,690)	7,407
Other	50,352	41,677	99,156	84,143
	37,109	38,915	75,466	91,550
Loss on extinguishment of debt, net	—	—	351	—
Total expenses	211,544	231,146	434,804	484,570
Equity in income of unconsolidated joint ventures	7,257	15,669	19,500	32,541
Income tax (expense) benefit	(679)	(684)	(1,025)	2,265
Loss on sale or write down of assets, net	(9,059)	(9,518)	(15,375)	(47,030)
Net income (loss)	13,947	8,866	22,790	(25,515)
Less net (loss) income attributable to noncontrolling interests	(1,787)	1,050	(768)	242
Net income (loss) attributable to the Company	$15,734	$7,816	$23,558	$(25,757)
Earnings per common share—attributable to common stockholders:
Basic	$0.11	$0.05	$0.16	$(0.19)
Diluted	$0.11	$0.05	$0.16	$(0.19)
Weighted average number of common shares outstanding:
Basic	141,344,000	141,137,000	141,303,000	141,081,000
Diluted	141,344,000	141,137,000	141,303,000	141,081,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	13,947	8,866	$22,790	$(25,515)
Other comprehensive (loss) income:
Interest rate cap/swap agreements	(4,281)	(52)	(6,326)	9
Comprehensive income (loss)	9,666	8,814	16,464	(25,506)
Less net (loss) income attributable to noncontrolling interests	(1,787)	1,050	(768)	242
Comprehensive income (loss) attributable to the Company	$11,453	$7,764	$17,232	$(25,748)
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)
Three Months Ended June 30, 2019 and 2018

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at April 1, 2019	141,332,786	$1,413	$4,574,600	$(1,714,789)	$(6,511)	$2,854,713	$230,556	$3,085,269
Net income	—	—	—	15,734	—	15,734	(1,787)	13,947
Interest rate cap/swap agreements	—	—	—	—	(4,281)	(4,281)	—	(4,281)
Amortization of share and unit-based plans	4,982	—	3,373	—	—	3,373	—	3,373
Employee stock purchases	26,800	—	819	—	—	819	—	819
Distributions declared ($0.75 per share)	—	—	—	(106,042)	—	(106,042)	—	(106,042)
Distributions to noncontrolling interests	—	—	—	—	—	—	(24,115)	(24,115)
Contributions from noncontrolling interests	—	—	—	—	—	—	410	410
Redemption of noncontrolling interests	—	—	(5)	—	—	(5)	(5)	(10)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(167)	—	—	(167)	167	—
Balance at June 30, 2019	141,364,568	$1,413	$4,578,620	$(1,805,097)	$(10,792)	$2,764,144	$205,226	$2,969,370

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at April 1, 2018	141,104,587	$1,411	$4,549,748	$(1,393,418)	$19	$3,157,760	$250,825	$3,408,585
Net income	—	—	—	7,816	—	7,816	1,050	8,866
Interest rate cap	—	—	—	—	(52)	(52)	—	(52)
Amortization of share and unit-based plans	8,805	—	9,991	—	—	9,991	—	9,991
Employee stock purchases	17,240	—	806	—	—	806	—	806
Distributions declared ($0.74 per share)	—	—	—	(104,140)	—	(104,140)	—	(104,140)
Distributions to noncontrolling interests	—	—	—	—	—	—	(8,823)	(8,823)
Conversion of noncontrolling interests to common shares	53,703	1	74	—	—	75	(75)	—
Redemption of noncontrolling interests	—	—	(38)	—	—	(38)	(20)	(58)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(1,708)	—	—	(1,708)	1,708	—
Balance at June 30, 2018	141,184,335	$1,412	$4,558,873	$(1,489,742)	$(33)	$3,070,510	$244,665	$3,315,175

   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Dollars in thousands, except per share data)
(Unaudited)
Six Months Ended June 30, 2019 and 2018

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2019	141,221,712	$1,412	$4,567,643	$(1,614,357)	$(4,466)	$2,950,232	$238,200	$3,188,432
Net income	—	—	—	23,558	—	23,558	(768)	22,790
Cumulative effect of adoption of ASC 842	—	—	—	(2,203)	—	(2,203)	—	(2,203)
Interest rate cap/swap agreements	—	—	—	—	(6,326)	(6,326)	—	(6,326)
Amortization of share and unit-based plans	95,056	1	10,037	—	—	10,038	—	10,038
Employee stock purchases	26,800	—	819	—	—	819	—	819
Distributions declared ($1.50 per share)	—	—	—	(212,095)	—	(212,095)	—	(212,095)
Distributions to noncontrolling interests	—	—	—	—	—	—	(32,458)	(32,458)
Contributions from noncontrolling interests	—	—	—	—	—	—	410	410
Conversion of noncontrolling interests to common shares	21,000	—	1,005	—	—	1,005	(1,005)	—
Redemption of noncontrolling interests	—	—	(20)	—	—	(20)	(17)	(37)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(864)	—	—	(864)	864	—
Balance at June 30, 2019	141,364,568	$1,413	$4,578,620	$(1,805,097)	$(10,792)	$2,764,144	$205,226	$2,969,370

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2018	140,993,985	$1,410	$4,510,489	$(830,279)	$(42)	$3,681,578	$286,421	$3,967,999
Net loss	—	—	—	(25,757)	—	(25,757)	242	(25,515)
Cumulative effect of adoption of ASU 2014-09	—	—	—	(424,859)	—	(424,859)	—	(424,859)
Interest rate cap	—	—	—	—	9	9	—	9
Amortization of share and unit-based plans	118,407	1	23,602	—	—	23,603	—	23,603
Employee stock purchases	17,240	—	806	—	—	806	—	806
Distributions declared ($1.48 per share)	—	—	—	(208,847)	—	(208,847)	—	(208,847)
Distributions to noncontrolling interests	—	—	—	—	—	—	(17,898)	(17,898)
Conversion of noncontrolling interests to common shares	54,703	1	74	—	—	75	(75)	—
Redemption of noncontrolling interests	—	—	(84)	—	—	(84)	(39)	(123)
Adjustment of noncontrolling interests in Operating Partnership	—	—	23,986	—	—	23,986	(23,986)	—
Balance at June 30, 2018	141,184,335	$1,412	$4,558,873	$(1,489,742)	$(33)	$3,070,510	$244,665	$3,315,175

   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$22,790	$(25,515)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on extinguishment of debt, net	351	—
Loss on sale or write down of assets, net	15,375	47,030
Depreciation and amortization	167,371	162,418
Amortization of premium on mortgage notes payable	(464)	(463)
Amortization of share and unit-based plans	7,433	19,090
Straight-line rent and amortization of above and below market leases	(7,452)	(7,201)
Provision for doubtful accounts	3,833	2,599
Income tax expense (benefit)	1,025	(2,265)
Equity in income of unconsolidated joint ventures	(19,500)	(32,541)
Distributions of income from unconsolidated joint ventures	460	669
Change in fair value of financing arrangement obligation	(31,522)	(4,386)
Changes in assets and liabilities, net of dispositions:
Tenant and other receivables	10,286	13,876
Other assets	(6,668)	(2,676)
Due from affiliates	9,046	(1,113)
Accounts payable and accrued expenses	935	4,245
Other accrued liabilities	(8,221)	(8,917)
Net cash provided by operating activities	165,078	164,850
Cash flows from investing activities:
Development, redevelopment, expansion and renovation of properties	(56,298)	(98,852)
Property improvements	(18,005)	(17,421)
Proceeds from repayment of notes receivable	65,569	618
Deferred leasing costs	(9,530)	(18,323)
Distributions from unconsolidated joint ventures	91,350	448,067
Contributions to unconsolidated joint ventures	(96,988)	(75,017)
Proceeds from sale of assets	1,015	27,063
Net cash (used in) provided by investing activities	(22,887)	266,135

THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands) (Unaudited)
	For the Six Months Ended June 30,
	2019	2018
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	976,000	195,000
Payments on mortgages, bank and other notes payable	(844,560)	(400,338)
Payment on finance arrangement obligation	(27,944)	—
Deferred financing costs	(2,921)	(178)
Payments on finance leases	(278)	—
Proceeds from share and unit-based plans	819	806
Redemption of noncontrolling interests	(37)	(123)
Contribution from noncontrolling interests	410	—
Dividends and distributions	(244,553)	(226,745)
Net cash used in financing activities	(143,064)	(431,578)
Net decrease in cash, cash equivalents and restricted cash	(873)	(593)
Cash, cash equivalents and restricted cash, beginning of period	149,301	143,105
Cash, cash equivalents and restricted cash, end of period	$148,428	$142,512
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$105,346	$93,032
Non-cash investing and financing transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$49,953	$36,841
Conversion of Operating Partnership Units to common stock	$1,005	$75
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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of June 30, 2019, the Company was the sole general partner of and held a 93% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
The Operating Partnership's consolidated VIEs included the following assets and liabilities:

	June 30, 2019	December 31, 2018
Assets:
Property, net	$253,953	$263,511
Other assets	19,811	23,001
Total assets	$273,764	$286,512
Liabilities:
Mortgage notes payable	$222,284	$125,273
Other liabilities	31,808	32,503
Total liabilities	$254,092	$157,776

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

	For the Six Months Ended June 30,
	2019	2018
Beginning of period
Cash and cash equivalents	$102,711	$91,038
Restricted cash	46,590	52,067
Cash, cash equivalents and restricted cash	$149,301	$143,105
End of period
Cash and cash equivalents	$104,880	$92,452
Restricted cash	43,548	50,060
Cash, cash equivalents and restricted cash	$148,428	$142,512

Shareholder Activism Costs:
During the three months ended June 30, 2018, the Company incurred $19,369 in costs associated with activities related to shareholder activism. These costs were primarily for legal and advisory services.
Adoption of New Lease Standard:
On January 1, 2019, the Company adopted Accounting Standards Codification ("ASC") 842 "Leases", under the modified retrospective method. The new standard amended the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). In connection with the adoption of the new lease standard, the Company elected to use the transition packages of practical expedients for implementation provided by the Financial Accounting Standards Board ("FASB"), which included (i) relief from re-assessing whether an expired or existing contract meets the definition of a lease, (ii) relief from re-assessing the classification of expired or existing leases at the adoption date, (iii) allowing previously capitalized initial direct leasing costs to continue to be amortized, and (iv) application of the standard as of the adoption date rather than to all periods presented.
The standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Initial direct costs include the salaries and related costs for employees directly working on leasing activities. Prior to January 1, 2019, these costs were capitalizable and therefore the new lease standard resulted in certain of these costs being expensed as incurred. For comparison purposes, the Company has reclassified leasing costs that were included in management companies' operating expenses to leasing expenses for the three and six months ended June 30, 2018, to conform to the presentation for the three and six months ended June 30, 2019. Upon the adoption of the new standard, the Company elected the practical expedient to not separate non-lease components, most significantly certain common area maintenance recoveries, from the associated lease components, resulting in the Company presenting all revenues associated with leases as leasing revenue on its consolidated statement of operations. For comparison purposes, the Company has reclassified minimum rents, percentage rents, tenant recoveries and other leasing income to leasing revenue for the three and six months ended

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
2. Summary of Significant Accounting Policies: (Continued)

June 30, 2018, to conform to the presentation for the three and six months ended June 30, 2019. The new standard also requires the Company to reduce leasing revenue for credit losses associated with lease receivables. In addition, straight-line rent receivables are written off when the Company believes there is uncertainty regarding a tenant's ability to complete the term of the lease. As a result, the Company recognized a cumulative effect adjustment of $2,203 upon adoption for the write off of straight-line rent receivables of tenants that were in litigation or bankruptcy. The standard also requires that the provision for bad debts relating to leases be presented as a reduction of leasing revenue. For the three and six months ended June 30, 2018, the provision for bad debts is included in shopping center and operating expenses.
The standard requires lessees to classify its leases as either finance or operating leases. The lessee records a right-of-use ("ROU") asset and a lease liability for all leases with a term of greater than twelve months, regardless of their lease classification. Upon adoption, the Company recognized initial ROU assets and corresponding lease liabilities of $109,299, representing the discounted value of future lease payments required for leases classified as operating leases. In addition, the Company reclassified $59,736 from deferred charges and other assets, net, $5,978 from accounts payable and accrued expenses and $4,342 from other accrued liabilities, relating to existing intangible assets and straight-line rent liabilities. The Company's lease liabilities were increased at adoption by $15,268 for lease liabilities associated with finance leases that were previously included in other accrued liabilities. See Note 8—Leases, for further disclosure on the Company's adoption of the new standard.
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

3. Earnings Per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of EPS for the three and six months ended June 30, 2019 and 2018 (shares in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Numerator
Net income (loss)	$13,947	$8,866	$22,790	$(25,515)
Less net (loss) income attributable to noncontrolling interests	(1,787)	1,050	(768)	242
Net income (loss) attributable to the Company	15,734	7,816	23,558	(25,757)
Allocation of earnings to participating securities	(291)	(304)	(573)	(547)
Numerator for basic and diluted EPS—net income attributable to common stockholders	$15,443	$7,512	$22,985	$(26,304)
Denominator
Denominator for basic and diluted EPS—weighted average number of common shares outstanding(1)	141,344	141,137	141,303	141,081
EPS—net income (loss) attributable to common stockholders:
Basic	$0.11	$0.05	$0.16	$(0.19)
Diluted	$0.11	$0.05	$0.16	$(0.19)

(1)
Diluted EPS excludes 90,619 convertible preferred partnership units for the three and six months ended June 30, 2019 and 2018, as their impact was antidilutive. Diluted EPS also excludes 10,415,278 and 10,397,726 Operating Partnership units ("OP Units") for the three months ended June 30, 2019 and 2018, respectively, and 10,415,234 and 10,344,766 OP Units for the six months ended June 30, 2019 and 2018, respectively, as their impact was antidilutive.

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
On March 1, 2018, the Company formed a 25/75 joint venture with Hudson Pacific Properties, whereby the Company agreed to contribute Westside Pavilion (referred to hereafter as "One Westside"), a 680,000 square foot regional shopping center in Los Angeles, California in exchange for $142,500. From March 1, 2018 to August 31, 2018, the Company accounted for its interest in the property as a collaborative arrangement (See Note 15—Collaborative Arrangement). On August 31, 2018, the Company completed the sale of the 75% ownership interest in the property to Hudson Pacific Properties, resulting in a gain on sale of assets of $46,242. The sales price was funded by a cash payment of $36,903 and the assumption of a pro rata share of the mortgage note payable on the property of $105,597. Concurrent with the sale of the ownership interest, the joint venture defeased the loan on the property by providing a $149,175 portfolio of marketable securities as replacement collateral in lieu of the property. The Company funded its $37,294 share of the purchase price of the marketable securities portfolio with the proceeds from the sale of the ownership interest in the property. Upon completion of the sale of the ownership interest in the property, the Company has accounted for its remaining ownership interest in the property under the equity method of accounting.
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	June 30, 2019	December 31, 2018
Assets(1):
Property, net	$9,291,345	$9,241,003
Other assets	762,972	703,861
Total assets	$10,054,317	$9,944,864
Liabilities and partners' capital(1):
Mortgage and other notes payable	$6,037,929	$6,050,930
Other liabilities	481,598	388,509
Company's capital	1,920,631	1,913,475
Outside partners' capital	1,614,159	1,591,950
Total liabilities and partners' capital	$10,054,317	$9,944,864
Investments in unconsolidated joint ventures:
Company's capital	$1,920,631	$1,913,475
Basis adjustment(2)	(518,286)	(535,808)
	$1,402,345	$1,377,667

Assets—Investments in unconsolidated joint ventures	$1,517,771	$1,492,655
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(115,426)	(114,988)
	$1,402,345	$1,377,667

(1)
These amounts include the assets of $2,991,383 and $3,047,851 of Pacific Premier Retail LLC (the "PPR Portfolio") as of June 30, 2019 and December 31, 2018, respectively, and liabilities of $1,841,559 and $1,859,637 of the PPR Portfolio as of June 30, 2019 and December 31, 2018, respectively.

(2)
The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $5,271 and $3,524 for the three months ended June 30, 2019 and 2018, respectively, and $9,810 and $7,627 for the six months ended June 30, 2019 and 2018, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	PPR Portfolio	Other Joint Ventures	Total
Three Months Ended June 30, 2019
Revenues:
Leasing revenue	$45,346	$172,273	$217,619
Other	435	13,097	13,532
Total revenues	45,781	185,370	231,151
Expenses:
Shopping center and operating expenses	8,470	59,065	67,535
Leasing expenses	373	1,655	2,028
Interest expense	17,043	37,682	54,725
Depreciation and amortization	24,732	76,866	101,598
Total operating expenses	50,618	175,268	225,886
Loss on sale or write down of assets, net	(399)	(145)	(544)
Net (loss) income	$(5,236)	$9,957	$4,721
Company's equity in net (loss) income	$(531)	$7,788	$7,257
Three Months Ended June 30, 2018
Revenues:
Leasing revenue	$45,362	$175,608	$220,970
Other	432	11,879	12,311
Total revenues	45,794	187,487	233,281
Expenses:
Shopping center and operating expenses	9,517	60,325	69,842
Interest expense(1)	16,770	37,356	54,126
Depreciation and amortization	24,071	60,973	85,044
Total operating expenses	50,358	158,654	209,012
Gain on sale or write down of assets, net	—	559	559
Net (loss) income	$(4,564)	$29,392	$24,828
Company's equity in net (loss) income	$(257)	$15,926	$15,669

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

	PPR Portfolio	Other Joint Ventures	Total
Six Months Ended June 30, 2019
Revenues:
Leasing revenue	$91,366	$345,797	$437,163
Other	617	25,161	25,778
Total revenues	91,983	370,958	462,941
Expenses:
Shopping center and operating expenses	18,142	118,715	136,857
Leasing expenses	840	3,362	4,202
Interest expense	33,994	74,593	108,587
Depreciation and amortization	50,246	141,333	191,579
Total operating expenses	103,222	338,003	441,225
Loss on sale or write down of assets, net	(405)	(280)	(685)
Net (loss) income	$(11,644)	$32,675	$21,031
Company's equity in net (loss) income	$(1,730)	$21,230	$19,500
Six Months Ended June 30, 2018
Revenues:
Leasing revenue	$90,782	$356,051	$446,833
Other	600	20,150	20,750
Total revenues	91,382	376,201	467,583
Expenses:
Shopping center and operating expenses	19,198	121,646	140,844
Interest expense(1)	33,496	70,388	103,884
Depreciation and amortization	48,555	123,385	171,940
Total operating expenses	101,249	315,419	416,668
Gain on sale or write down of assets, net	—	1,529	1,529
Net (loss) income	$(9,867)	$62,311	$52,444
Company's equity in net (loss) income	$(873)	$33,414	$32,541

(1)
Interest expense includes $7,158 and $12,116 for the three and six months ended June 30, 2018, respectively, related to mortgage notes payable to an affiliate of Northwestern Mutual Life ("NML") (See Note 18—Related Party Transactions).

Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

5. Derivative Instruments and Hedging Activities:
The Company uses interest rate cap and interest rate swap agreements to manage the interest rate risk of its floating rate debt. The Company recorded other comprehensive (loss) income related to the marking-to-market of derivative instruments of $(4,281) and $(52) for the three months ended June 30, 2019 and 2018, respectively, and $(6,326) and $9 for the six months ended June 30, 2019 and 2018, respectively.
The following derivatives were outstanding at June 30, 2019:

					Fair Value
Property	Notional Amount	Product	LIBOR Rate	Maturity	June 30, 2019	December 31, 2018
Santa Monica Place	$300,000	Cap	4.00%	12/9/2019	$—	$(53)
The Macerich Partnership, L.P.	$400,000	Swaps	2.85%	9/30/2021	$(10,792)	$(4,413)

The above derivative instruments were designated as hedging instruments with an aggregate fair value (Level 2 measurement) and were included in deferred charges and other assets, net and other accrued liabilities. The fair value of the Company's interest rate derivatives was determined using discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.
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
6. Property, net:
Property, net consists of the following:

	June 30, 2019	December 31, 2018
Land	$1,508,585	$1,506,678
Buildings and improvements	6,304,541	6,288,308
Tenant improvements	693,655	678,110
Equipment and furnishings(1)	213,724	206,398
Construction in progress	189,264	199,326
	8,909,769	8,878,820
Less accumulated depreciation(1)	(2,220,224)	(2,093,044)
	$6,689,545	$6,785,776

(1)	Equipment and furnishings and accumulated depreciation include the cost and accumulated amortization of ROU assets in connection with finance leases at June 30, 2019 (See Note 8—Leases).
Depreciation expense was $71,453 and $66,850 for the three months ended June 30, 2019 and 2018, respectively, and $142,170 and $134,794 for the six months ended June 30, 2019 and 2018, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
6. Property, net: (Continued)

The loss on sale or write down of assets, net was $9,059 and $9,518 for the three months ended June 30, 2019 and 2018, respectively, and $15,375 and $47,030 for the six months ended June 30, 2019 and 2018, respectively.
The loss on sale or write down of assets, net includes the write down of development costs of $9,059 and $666 for the three months ended June 30, 2019 and 2018, respectively, and $15,909 and $2,257 for the six months ended June 30, 2019 and 2018, respectively.
The loss on sale or write down of assets, net for the three and six months ended June 30, 2018 includes the impairment losses of $7,494 on two freestanding stores and $1,660 on Southridge Center. In addition, the loss on sale or write down of assets, net for the six months ended June 30, 2018 includes the impairment losses of $36,338 on SouthPark Mall and $1,043 on Promenade at Casa Grande. The impairment losses were due to the reduction of the estimated holding periods of the properties. The loss on sale or write down of assets, net for the three and six months ended June 30, 2018 also includes a loss of $311 on the sale of Promenade at Casa Grande (See Note 16—Dispositions).
The following table summarizes certain of the Company's assets that were measured on a nonrecurring basis as a result of the impairment losses recorded for the three and six months ended June 30, 2018, as described above:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets	Significant Other Unobservable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
June 30, 2018	$72,700	$—	$72,700	$—

The fair values relating to the impairments were based on sales contracts.
7. Tenant and Other Receivables, net:
Included in tenant and other receivables, net is an allowance for doubtful accounts of $3,557 and $2,919 at June 30, 2019 and December 31, 2018, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $1,008 and $8,949 at June 30, 2019 and December 31, 2018, respectively, and a deferred rent receivable due to straight-line rent adjustments of $75,552 and $72,456 at June 30, 2019 and December 31, 2018, respectively.
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
8. Leases: (Continued)

The following table summarizes the components of leasing revenue for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Leasing revenue - fixed payments	$158,777	$163,660	$322,838	$329,745
Leasing revenue - variable payments	52,245	53,354	99,192	105,381
	$211,022	$217,014	$422,030	$435,126

The following table summarizes the future minimum rental payments to the Company:

Twelve months ending June 30,
2020	$494,207
2021	418,924
2022	365,214
2023	314,702
2024	263,689
Thereafter	779,246
$2,635,982

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
The following table summarizes the lease costs for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease costs	$4,862	$9,209
Finance lease costs:
Amortization of ROU assets	467	932
Interest on lease liabilities	154	308
	$5,483	$10,449

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
8. Leases: (Continued)

The following table summarizes the future minimum rental payments required under the leases:

	June 30, 2019		December 31, 2018
Year ending	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2019	$8,357	$1,699	$16,627	$2,106
2020	17,133	2,106	17,183	2,106
2021	16,988	10,440	17,124	10,440
2022	16,851	2,418	17,450	2,418
2023	11,039	—	11,390	—
Thereafter	140,698	—	140,562	—
Total undiscounted rental payments	211,066	16,663	$220,336	$17,070
Less imputed interest	(106,271)	(1,673)
Total lease liabilities	$104,795	$14,990

The Company's weighted average remaining lease term of its operating and finance leases at June 30, 2019 was 30.8 years and 2.4 years, respectively. The Company's weighted average incremental borrowing rate of its operating and finance leases at June 30, 2019 was 7.7% and 4.2%, respectively.
9. Deferred Charges and Other Assets, net:
Deferred charges and other assets, net consist of the following:

	June 30, 2019	December 31, 2018
Leasing	$202,628	$226,885
Intangible assets:
In-place lease values	85,196	94,966
Leasing commissions and legal costs	21,452	23,508
Above-market leases	64,814	140,889
Deferred tax assets	30,999	32,197
Deferred compensation plan assets	52,099	45,857
Other assets	62,838	75,497
	520,026	639,799
Less accumulated amortization(1)	(219,883)	(249,396)
	$300,143	$390,403

(1)
Accumulated amortization includes $66,985 and $72,286 relating to in-place lease values, leasing commissions and legal costs at June 30, 2019 and December 31, 2018, respectively. Amortization expense of in-place lease values, leasing commissions and legal costs was $3,320 and $3,552 for the three months ended June 30, 2019 and 2018, respectively, and $6,525 and $7,390 for the six months ended June 30, 2019 and 2018, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
9. Deferred Charges and Other Assets, net: (Continued)

The allocated values of above-market leases and below-market leases consist of the following:

	June 30, 2019	December 31, 2018
Above-Market Leases
Original allocated value	$64,814	$140,889
Less accumulated amortization	(36,673)	(49,847)
	$28,141	$91,042
Below-Market Leases(1)
Original allocated value	$95,352	$108,330
Less accumulated amortization	(53,750)	(56,345)
	$41,602	$51,985

(1)	Below-market leases are included in other accrued liabilities.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

10. Mortgage Notes Payable:
Mortgage notes payable at June 30, 2019 and December 31, 2018 consist of the following:

	Carrying Amount of Mortgage Notes(1)
Property Pledged as Collateral	June 30, 2019	December 31, 2018	Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Chandler Fashion Center(5)(6)	$255,037	$199,972	4.18%	$875	2024
Danbury Fair Mall	198,489	202,158	5.53%	1,538	2020
Fashion Outlets of Chicago(7)	299,072	199,622	4.61%	1,145	2031
Fashion Outlets of Niagara Falls USA(8)	108,033	109,651	4.89%	727	2020
Freehold Raceway Mall(5)	398,296	398,212	3.94%	1,300	2029
Fresno Fashion Fair	323,559	323,460	3.67%	971	2026
Green Acres Commons(9)	128,466	128,006	5.15%	497	2021
Green Acres Mall	281,236	284,686	3.61%	1,447	2021
Kings Plaza Shopping Center	431,895	437,120	3.67%	2,229	2019
Oaks, The	189,615	192,037	4.14%	1,064	2022
Pacific View	119,798	121,362	4.08%	668	2022
Queens Center	600,000	600,000	3.49%	1,744	2025
Santa Monica Place(10)	297,443	297,069	3.99%	936	2022
SanTan Village Regional Center(11)	219,034	121,585	4.34%	788	2029
Towne Mall	20,509	20,733	4.48%	117	2022
Tucson La Encantada	64,531	65,361	4.23%	368	2022
Victor Valley, Mall of	114,704	114,675	4.00%	380	2024
Vintage Faire Mall	255,311	258,207	3.55%	1,256	2026
	$4,305,028	$4,073,916

(1)
The mortgage notes payable also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs were $13,356 and $13,053 at June 30, 2019 and December 31, 2018, respectively.

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

(5)	A 49.9% interest in the loan has been assumed by a third party in connection with the Company's joint venture in Chandler Freehold (See Note 12—Financing Arrangement).

(6)	On June 27, 2019, the Company replaced the existing loan on the property with a new $256,000 loan that bears interest at an effective rate of 4.18% and matures on July 5, 2024.

(7)	On January 10, 2019, the Company replaced the existing loan on the property with a new $300,000 loan that bears interest at an effective rate of 4.61% and matures on February 1, 2031.

(8)
The loan includes unamortized debt premium of $1,236 and $1,701 at June 30, 2019 and December 31, 2018, respectively. The debt premium represents the excess of the fair value of debt over the principal value of debt assumed at acquisition and is amortized into interest expense over the remaining term of the loan in a manner that approximates the effective interest method.

(9)	The loan bears interest at LIBOR plus 2.15%. At June 30, 2019 and December 31, 2018, the total interest rate was 5.15% and 5.06%, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
10. Mortgage Notes Payable: (Continued)

(10)
The loan bears interest at LIBOR plus 1.35%. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 4.0% during the period ending December 9, 2019 (See Note 5—Derivative Instruments and Hedging Activities). At June 30, 2019 and December 31, 2018, the total interest rate was 3.99% and 4.01%, respectively.

(11)
On June 3, 2019, the Company’s joint venture in SanTan Village Regional Center replaced the existing loan on the property with a new $220,000 loan that bears interest at an effective rate of 4.34% and matures on July 1, 2029.

Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.
The Company's mortgage notes payable are secured by the properties on which they are placed, and with the exception of $65,000 of the loan on Green Acres Commons, are non-recourse to the Company.
The Company expects that all loan maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or with cash on hand.
Total interest expense capitalized was $2,143 and $4,670 for the three months ended June 30, 2019 and 2018, respectively, and $4,853 and $9,001 for the six months ended June 30, 2019 and 2018, respectively.
The estimated fair value (Level 2 measurement) of mortgage notes payable at June 30, 2019 and December 31, 2018 was $4,372,627 and $4,082,448, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.
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
Based on the Company's leverage level as of June 30, 2019, the borrowing rate on the facility was LIBOR plus 1.45%. The Company has four interest rate swap agreements that effectively convert a total of $400,000 of the outstanding balance from floating rate debt of LIBOR plus 1.45% to fixed rate debt of 4.30% until September 30, 2021 (See Note 5—Derivative Instruments and Hedging Activities). As of June 30, 2019 and December 31, 2018, borrowings under the line of credit were $810,000 and $910,000, respectively, less unamortized deferred finance costs of $3,894 and $5,145, respectively, at a total interest rate of 4.18% and 4.20%, respectively. As of June 30, 2019 and December 31, 2018, the Company's availability under the line of credit for additional borrowings was $689,719 and $589,719, respectively, The estimated fair value (Level 2 measurement) of the line of credit at June 30, 2019 and December 31, 2018 was $823,165 and $912,163, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
Prasada Note:
On March 29, 2013, the Company issued a $13,330 note payable that bears interest at 5.25% and matures on May 30, 2021. The note payable is collateralized by a portion of a development reimbursement agreement with the City of Surprise, Arizona. At June 30, 2019 and December 31, 2018, the note had a balance of $3,250 and $3,689, respectively. The estimated fair value (Level 2 measurement) of the note at June 30, 2019 and December 31, 2018 was $3,286 and $3,690, respectively, based on current interest rates for comparable notes. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the collateral for the underlying debt.
As of June 30, 2019 and December 31, 2018, the Company was in compliance with all applicable financial loan covenants.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

12. Financing Arrangement:
On September 30, 2009, the Company formed a joint venture whereby a third party acquired a 49.9% interest in Chandler Fashion Center, a 1,318,000 square foot regional shopping center in Chandler, Arizona, and Freehold Raceway Mall, a 1,673,000 square foot regional shopping center in Freehold, New Jersey (collectively referred to herein as "Chandler Freehold"). As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the formation of Chandler Freehold, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The Company accounts for its investment in Chandler Freehold as a financing arrangement. The fair value (Level 3 measurement) of the financing arrangement obligation at June 30, 2019 and December 31, 2018 was based upon a terminal capitalization rate of 4.8%, a discount rate of 5.8% and market rents per square foot of $35 to $115. The fair value of the financing arrangement obligation is sensitive to these significant unobservable inputs and a change in these inputs may result in a significantly higher or lower fair value measurement. Distributions to the partner, excluding distributions of excess loan proceeds, and changes in fair value of the financing arrangement obligation are recognized as interest (income) expense in the Company's consolidated statements of operations.
During the three and six months ended June 30, 2019 and 2018, the Company incurred interest (income) expense in connection with the financing arrangement as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Distributions of the partner's share of net income	$1,982	$2,464	$3,879	$4,466
Distributions in excess of the partner's share of net income	2,033	1,411	3,953	3,049
Adjustment to fair value of financing arrangement obligation	(17,258)	(8,768)	(31,522)	(4,386)
	$(13,243)	$(4,893)	$(23,690)	$3,129

On June 27, 2019, the Company replaced the existing mortgage note payable on Chandler Fashion Center with a new $256,000 loan (See Note 10—Mortgage Notes Payable). In connection with the refinancing transaction, the Company distributed $27,944 of the excess loan proceeds to its joint venture partner.
13. Noncontrolling Interests:
The Company allocates net income of the Operating Partnership based on the weighted average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 93% ownership interest in the Operating Partnership as of June 30, 2019 and December 31, 2018. The remaining 7% limited partnership interest as of June 30, 2019 and December 31, 2018 was owned by certain of the Company's executive officers and directors, certain of their affiliates and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the 10 trading days ending on the respective balance sheet date. Accordingly, as of June 30, 2019 and December 31, 2018, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $351,940 and $448,116, respectively.
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
There were no repurchases under the 2017 Stock Buyback Program during the six months ended June 30, 2019 or 2018. At June 30, 2019, there was $278,707 available under the 2017 Stock Buyback Program.
15. Collaborative Arrangement:
On March 1, 2018, the Company formed a 25/75 joint venture with a third party, whereby the Company agreed to contribute One Westside, a 680,000 square foot regional shopping center in Los Angeles, California, in exchange for $142,500. The Company completed the transfer on August 31, 2018.
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
17. Commitments and Contingencies:
As of June 30, 2019, the Company was contingently liable for $65,814 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreements. At June 30, 2019, the Company had $21,246 in outstanding obligations, which it believes will be settled in the next twelve months.

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
The following are fees charged to unconsolidated joint ventures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Management fees	$4,670	$4,716	$9,151	$9,395
Development and leasing fees	3,310	3,321	6,806	6,925
	$7,980	$8,037	$15,957	$16,320

Certain mortgage notes on the properties are held by NML. NML was considered a related party due to its ownership interest in Broadway Plaza until it sold its ownership interest in the property to a third party on October 12, 2018. Interest expense in connection with these notes, during the period NML that was a related party, was $2,131 and $4,278 for the three and six months ended June 30, 2018, respectively.
Interest (income) expense from related party transactions also includes $(13,243) and $(4,893) for the three months ended June 30, 2019 and 2018, respectively, and $(23,690) and $3,129 for the six months ended June 30, 2019 and 2018, respectively, in connection with the Financing Arrangement (See Note 12—Financing Arrangement).
Due from affiliates includes unreimbursed costs and fees from unconsolidated joint ventures due to the Management Companies. As of June 30, 2019 and December 31, 2018, the amounts due from the unconsolidated joint ventures was $7,755 and $6,385, respectively.
In addition, due from affiliates at June 30, 2019 and December 31, 2018 included a note receivable from RED/303 LLC ("RED") that bears interest at 5.25% and matures on May 30, 2021. Interest income earned on this note was $46 and $57 for the three months ended June 30, 2019 and 2018, respectively, and $94 and $117 for the six months ended June 30, 2019 and 2018, respectively. The balance on this note was $3,250 and $3,689 at June 30, 2019 and December 31, 2018, respectively. RED is considered a related party because it is a partner in a joint venture development project. The note is collateralized by RED's membership interest in the development project.
Also included in due from affiliates at December 31, 2018 was a note receivable from Lennar Corporation that bore interest at LIBOR plus 2% and was to mature upon the completion of certain milestones in connection with the development of Fashion Outlets of San Francisco. As a result of those milestones not being completed, the Company elected to terminate the development agreement and the note was paid off on February 13, 2019. Interest income earned on this note was $773 for the three months ended June 30, 2018, and $1,112 and $1,522 for the six months ended June 30, 2019 and 2018, respectively. The balance on this note, including interest, was $75,107 at December 31, 2018. Lennar Corporation was considered a related party because it was a joint venture partner in the project.

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
During the six months ended June 30, 2019, the Company granted the following LTIP Units:

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
The following table summarizes the activity of the non-vested LTIP Units, phantom stock units and stock units:

	LTIP Units		Phantom Stock Units		Stock Units
	Units	Value(1)	Units	Value(1)	Units	Value(1)
Balance at January 1, 2019	661,578	$48.38	—	$—	129,457	$64.21
Granted	332,584	32.70	19,772	42.65	90,266	41.96
Vested	(7,654)	59.85	(8,154)	44.36	(81,785)	64.27
Forfeited	(14,635)	34.26	—	—	(2,531)	50.62
Balance at June 30, 2019	971,873	$43.13	11,618	$41.45	135,407	$49.60

(1) Value represents the weighted average grant date fair value.
The following table summarizes the activity of the stock options outstanding:

	Stock Options
	Units	Value(1)
Balance at January 1, 2019	35,565	$57.32
Granted	—	—
Exercised	—	—
Balance at June 30, 2019	35,565	$57.32

(1) Value represents the weighted average exercise price.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
19. Share and Unit-Based Plans: (Continued)

The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
LTIP Units	$2,647	$8,275	$6,361	$18,383
Stock units	544	1,515	3,204	4,745
Stock options	—	31	51	62
Phantom stock units	182	170	422	413
	$3,373	$9,991	$10,038	$23,603

The Company capitalized share and unit-based compensation costs of $1,459 and $1,904 for the three months ended June 30, 2019 and 2018, respectively, and $2,605 and $4,513 for the six months ended June 30, 2019 and 2018, respectively. Unrecognized compensation costs of share and unit-based plans at June 30, 2019 consisted of $6,407 from LTIP Units, $3,555 from stock units and $482 from phantom stock units.
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
The income tax provision of the TRSs are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Current	$172	$—	$172	$439
Deferred	(851)	(684)	(1,197)	1,826
Total income tax (expense) benefit	$(679)	$(684)	$(1,025)	$2,265

The net operating loss ("NOL") carryforwards generated through the 2017 tax year are scheduled to expire through 2037, beginning in 2025. Pursuant to the Tax Cuts and Jobs Act of 2017, NOLs generated in 2018 and subsequent tax years carryforward indefinitely subject to the 80% of taxable income limitation. Net deferred tax assets of $30,999 and $32,197 were included in deferred charges and other assets, net at June 30, 2019 and December 31, 2018, respectively.
The tax years 2015 through 2018 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next twelve months.
21. Subsequent Events:
On July 25, 2019, the Company announced a dividend/distribution of $0.75 per share for common stockholders and OP Unit holders of record on August 19, 2019. All dividends/distributions will be paid 100% in cash on September 6, 2019.
On July 25, 2019, the Company's joint venture in Fashion District Philadelphia amended the existing loan on the joint venture to allow for additional borrowings up to $100,000 at LIBOR plus 2.00%. Concurrent with the amendment, the joint ventured borrowed an additional $26,000.

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
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P. (the "Operating Partnership"). As of June 30, 2019, the Operating Partnership owned or had an ownership interest in 47 regional shopping centers and five community/power shopping centers aggregating approximately 51 million square feet of gross leasable area. These 52 regional and community/power shopping centers are referred to hereinafter as the "Centers," unless the context otherwise requires. The property management, leasing and redevelopment of the Company's portfolio is provided by the Company's seven management companies (collectively referred to herein as the "Management Companies"). The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Management Companies.

The following discussion is based primarily on the consolidated financial statements of the Company for the three and six months ended June 30, 2019 and 2018. It compares the results of operations for the three months ended June 30, 2019 to the results of operations for the three months ended June 30, 2018. It also compares the results of operations and cash flows for the six months ended June 30, 2019 to the results of operations and cash flows for the six months ended June 30, 2018.
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
On March 1, 2018, the Company formed a 25/75 joint venture with Hudson Pacific Properties, whereby the Company agreed to contribute Westside Pavilion (referred to hereafter as "One Westside"), a 680,000 square foot regional shopping center in Los Angeles, California, in exchange for $142.5 million. The Company completed the sale of the 75% ownership interest in the property to Hudson Pacific Properties on August 31, 2018, resulting in a gain on sale of assets of $46.2 million. The sales price was funded by a cash payment of $36.9 million and the assumption of a pro rata share of the mortgage note payable on the property of $105.6 million. The Company used the proceeds to fund its share of the cost to defease the mortgage note payable on the property (See "Financing Activities"). From March 1, 2018 to the completion of the sale, the Company accounted for its interest in the property as a collaborative arrangement (See Note 15—Collaborative Arrangement of the Company's consolidated financial statements). Upon completion of the sale, the Company has accounted for its ownership interest in the property under the equity method of accounting.
On May 17, 2018, the Company sold Promenade at Casa Grande, a 761,000 square foot community center in Casa Grande, Arizona, for $26.0 million, resulting in a loss on sale of assets of $0.3 million. The Company used the proceeds from the sale to pay down its line of credit and for other general corporate purposes.
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
On June 3, 2019, the Company’s joint venture in SanTan Village Regional Center replaced the existing loan on the property with a new $220.0 million loan that bears interest at an effective rate of 4.34% and matures on July 1, 2029. The Company used its share of the additional proceeds to pay down its line of credit and for general corporate purposes.
On June 27, 2019, the Company replaced the existing loan on Chandler Fashion Center with a new $256.0 million loan that bears interest at an effective rate of 4.18% and matures on July 5, 2024. The Company used its share of the additional proceeds to pay down its line of credit and for general corporate purposes.
On July 25, 2019, the Company's joint venture in Fashion District Philadelphia amended the existing loan on the joint venture to allow for additional borrowings up to $100.0 million at LIBOR plus 2.00%. Concurrent with the amendment, the joint ventured borrowed an additional $26.0 million.
Redevelopment and Development Activities:
The Company's joint venture is proceeding with the redevelopment of Fashion District Philadelphia, an 850,000 square foot shopping center in Philadelphia, Pennsylvania. The project is expected to be completed in September 2019. The total cost of the project is estimated to be between $400.0 million and $420.0 million, with $200.0 million to $210.0 million estimated to be the Company's pro rata share. The Company has funded $163.4 million of the total $326.9 million incurred by the joint venture as of June 30, 2019.
The Company's joint venture in Scottsdale Fashion Square is redeveloping a former Barney's store and an 80,000 square foot exterior expansion. The project is expected to be completed in 2019. The total cost of the project is estimated to be between $140.0 million and $160.0 million, with $70.0 million to $80.0 million estimated to be the Company's pro rata share. The Company has funded $30.9 million of the total $61.9 million incurred by the joint venture as of June 30, 2019.
The Company's joint venture with Hudson Pacific Properties is redeveloping One Westside into 584,000 square feet of creative office space and 96,000 square feet of dining and entertainment space. The entire creative office space has been leased to Google and is expected to be completed in 2022. The total cost of the project is estimated to be between $500.0 million and $550.0 million, with $125.0 million to $137.5 million estimated to be the Company's pro rata share. The Company has funded $44.9 million of the total $179.8 million incurred by the joint venture as of June 30, 2019.
On September 6, 2018, the Company formed a 50/50 joint venture with Simon Property Group to develop Los Angeles Premium Outlets, a premium outlet center in Carson, California that is planned to open with approximately 400,000 square feet, followed by an additional 165,000 square feet in the second phase. The first phase of the project is expected to be completed in fall 2021. The Company has funded $21.0 million of the total $42.0 million incurred by the joint venture as of June 30, 2019.
In connection with the closures and lease rejections of several Sears stores owned or partially owned by the Company, the Company anticipates spending between $250.0 million to $300.0 million at the Company’s pro rata share to redevelop the Sears stores. The anticipated openings of such redevelopments are expected to occur over several years. The estimated range of redevelopment costs could increase if the Company or its joint venture decide to expand the scope of the redevelopments.

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
On January 1, 2019, the Company adopted Accounting Standards Codification ("ASC") 842, "Leases", under the modified retrospective method. The new standard amended the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). In connection with the adoption of the new lease standard, the Company elected to use the transition packages of practical expedients for implementation provided by the Financial Accounting Standards Board ("FASB"), which included (i) relief from re-assessing whether an expired or existing contract meets the definition of a lease, (ii) relief from re-assessing the classification of expired or existing leases at the adoption date, (iii) allowing previously capitalized initial direct leasing costs to continue to be amortized, and (iv) application of the standard as of the adoption date rather than to all periods presented.
The new standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Initial direct costs include the salaries and related costs for employees directly working on leasing activities. Prior to January 1, 2019, these costs were capitalizable and therefore the new lease standard resulted in certain of these costs being expensed as incurred. For comparison purposes, the Company has reclassified leasing costs that were included in management companies' operating expenses to leasing expenses for the three and six months ended June 30, 2018, to conform to the presentation for the three and six months ended June 30, 2019. Upon adoption of the new standard, the Company has presented all revenues associated with leases as leasing revenue on its consolidated statement of operations. For comparison purposes, the Company has reclassified minimum rents, percentage rents, tenant recoveries and other leasing income to leasing revenue for the three and six months ended June 30, 2018, to conform to the presentation for the three and six months ended June 30, 2019. The new standard also requires the Company to reduce leasing revenue for credit losses associated with lease receivables. In addition, straight-line rent receivables are written off when the Company believes there is uncertainty regarding a tenant's ability to complete the term of the lease. As a result, the Company recognized a cumulative effect adjustment of $2.2 million upon adoption for the write off of straight-line rent receivables of tenants that were in litigation or bankruptcy. The standard also requires that the provision for bad debts relating to leases be presented as a reduction of leasing revenue. For the three and six months ended June 30, 2018, the provision for bad debts is included in shopping center and operating expenses.
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
For the comparison of the three and six months ended June 30, 2019 to the three and six months ended June 30, 2018, the Redevelopment Properties are Paradise Valley Mall and certain ground up developments. For the comparison of the three and six months ended June 30, 2019 to the three and six months ended June 30, 2018, the JV Transition Center is One Westside. For the comparison of the three and six months ended June 30, 2019 to the three and six months ended June 30, 2018, the Disposition Property is Promenade at Casa Grande.
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
Tenant sales per square foot increased from $692 for the twelve months ended June 30, 2018 to $776 for the twelve months ended June 30, 2019. Occupancy rate decreased from 94.3% at June 30, 2018 to 94.1% at June 30, 2019. Releasing spreads remained positive as the Company was able to lease available space at higher average rents than the expiring rental rates, resulting in a releasing spread of $5.13 per square foot ($59.60 on new and renewal leases executed compared to $54.47 on leases expiring), representing a 9.4% increase for the trailing twelve months ended June 30, 2019. The Company expects that releasing spreads will continue to be positive for the remainder of 2019 as it renews or relets leases that are scheduled to expire. These leases that are scheduled to expire in the next twelve months represent 0.9 million square feet of the Centers, accounting for 12.5% of the gross leasable area ("GLA") of mall stores and freestanding stores, for spaces 10,000 square feet and under, as of June 30, 2019. These calculations exclude Centers under development or redevelopment and property dispositions (See "Acquisitions and Dispositions" and "Redevelopment and Development Activities" in Management's Overview and Summary).
During the trailing twelve months ended June 30, 2019, the Company signed 266 new leases and 408 renewal leases comprising approximately 1.0 million square feet of GLA, of which 0.8 million square feet related to the consolidated Centers. The annual initial average base rent for new and renewal leases was $59.60 per square foot for the trailing twelve months ended June 30, 2019 with an average tenant allowance of $36.63 per square foot.
Outlook
The Company has a long-term four-pronged business strategy that focuses on the acquisition, leasing and management, redevelopment and development of Regional Shopping Centers. Although the Company believes that overall regional shopping centers fundamentals in its markets appear reasonably strong, the Company expects that its results for 2019 will be negatively impacted by rising interest rates and anticipated Anchor closures and tenant bankruptcies, among other factors.
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
As of June 30, 2019, the Company recaptured ten Sears locations, including seven through its joint venture with Seritage, through formal lease rejections and lease terminations. The Company currently anticipates aggregate redevelopment investments at these locations of $250 million to $300 million (at the Company's pro rata share) over the next several years. New tenants are expected to open at several projects in late 2020.
Comparison of Three Months Ended June 30, 2019 and 2018
Revenues:
Leasing revenue decreased by $6.0 million, or 2.8%, from 2018 to 2019. The decrease in leasing revenue is attributed to decreases of $4.3 million from the Same Centers, $0.7 million from the Disposition Property, $0.6 million from the JV Transition Center and $0.4 million from the Redevelopment Properties. Leasing revenue includes the amortization of above and below-market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below-market leases increased from $1.9 million in 2018 to $4.1 million in 2019. The amortization of straight-line rents decreased from $2.7 million in 2018 to $1.5 million in 2019. Lease termination income increased from $1.7 million in 2018 to $2.6 million in 2019. Leasing revenue also includes a provision for bad debts of $2.0 million in 2019 (See "Other Transactions and Events" in Management's Overview and Summary). The decrease in leasing revenue at the Same Centers is primarily due to the inclusion of the provision for bad debts in 2019 and a decrease in property tax recoveries.
Management Companies' revenue decreased from $10.5 million in 2018 to $9.1 million in 2019. The decrease in Management Companies' revenue is primarily due to a decrease in development fees from unconsolidated joint ventures.

Shopping Center and Operating Expenses:
Shopping center and operating expenses decreased $4.0 million, or 5.8%, from 2018 to 2019. The decrease in shopping center and operating expenses is attributed to decreases of $3.2 million from the Same Centers, $0.4 million from the Redevelopment Properties and $0.4 million from the Disposition Property. The decrease in shopping center and operating expenses at the Same Centers is primarily due to the exclusion of bad debt expense in 2019 (See "Other Transactions and Events" in Management's Overview and Summary) and a decrease in property taxes.
Leasing Expenses:
Leasing expenses increased from $2.7 million in 2018 to $7.7 million in 2019. The increase in leasing expenses is due to the Company's adoption of ASC 842 in 2019 (See "Other Transactions and Events" in Management's Overview and Summary).
Management Companies' Operating Expenses:
Management Companies' operating expenses decreased $2.6 million from 2018 to 2019 primarily due to a decrease in payroll and share and unit-based compensation expense.
REIT General and Administrative Expenses:
REIT general and administrative expenses decreased $0.4 million from 2018 to 2019.
Costs Related to Shareholder Activism:
The Company incurred $19.4 million in costs related to shareholder activism in 2018 (See "Other Transactions and Events" in Management's Overview and Summary).
Depreciation and Amortization:
Depreciation and amortization increased $3.5 million from 2018 to 2019. The increase in depreciation and amortization is attributed to an increase of $4.0 million from the Same Centers offset in part by decreases of $0.3 million from the Disposition Property, $0.1 million from the Redevelopment Properties and $0.1 million from the JV Transition Center.
Interest Expense:
Interest expense decreased $1.8 million from 2018 to 2019. The decrease in interest expense is attributed to a decrease of $8.4 million from the Financing Arrangement (See "Other Transactions and Events" in Management's Overview and Summary) offset in part by increases of $3.9 million from the Same Centers and $2.7 million from the borrowings under the Company's line of credit. The decrease in interest expense from the Financing Arrangement is primarily due to the change in fair value of the underlying properties and the mortgage notes payable on the underlying properties. The increase in interest expense at the Same Centers is primarily due to the decrease in capitalized interest, which decreased from $4.7 million in 2018 to $2.1 million in 2019. The decrease in capitalized interest is primarily due to the completion of the redevelopment of the former Sears store at Kings Plaza Shopping Center in 2018.
Equity in Income of Unconsolidated Joint Ventures:
Equity in income of unconsolidated joint ventures decreased $8.4 million from 2018 to 2019. The decrease in equity in income from unconsolidated joint ventures is primarily due to the write-down of intangible assets as a result of lease terminations at the Company's joint venture with Seritage in 2019.
Loss on Sale or Write Down of Assets, net:
The loss on sale or write down of assets, net decreased $0.5 million from 2018 to 2019. The decrease in loss on sale or write down of assets, net is primarily due to $9.2 million of impairment losses on two freestanding stores and Southridge Center in 2018 offset in part by an increase of $8.4 million on the write-down of development costs in 2019. The impairment losses were due to the reduction in the estimated holding periods of the properties.
Net Income:
Net income increased $5.1 million from 2018 to 2019. The increase in net income is primarily due to the $19.4 million in costs related to shareholder activism in 2018 offset in part by the decrease of $8.4 million in equity in income from unconsolidated joint ventures, as discussed above.

Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted increased 6.3% from $125.7 million in 2018 to $133.6 million in 2019. For a reconciliation of net income attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders and FFO attributable to common stockholders and unit holders—diluted, see "Funds From Operations ("FFO")" below.
Comparison of Six Months Ended June 30, 2019 and 2018
Revenues:
Leasing revenue decreased by $13.1 million, or 3.0%, from 2018 to 2019. The decrease in leasing revenue is attributed to decreases of $7.1 million from the Same Centers, $3.0 million from the JV Transition Center, $2.2 million from the Disposition Property and $0.8 million from the Redevelopment Properties. The amortization of above and below-market leases increased from $1.8 million in 2018 to $4.6 million in 2019. Straight-line rents decreased from $5.4 million in 2018 to $3.9 million in 2019. Lease termination income decreased from $3.4 million in 2018 to $3.2 million in 2019. Leasing revenue also includes a provision for bad debts of $3.8 million in 2019 (See "Other Transactions and Events" in Management's Overview and Summary). The decrease in leasing revenue at the Same Centers is primarily due to the inclusion of the provision for bad debts in 2019 and a decrease in property tax recoveries.
Management Companies' revenue decreased from $21.0 million in 2018 to $19.3 million in 2019.
Shopping Center and Operating Expenses:
Shopping center and operating expenses decreased $8.9 million, or 6.2%, from 2018 to 2019. The decrease in shopping center and operating expenses is attributed to decreases of $5.7 million from the Same Centers, $1.5 million from the JV Transition Center, $1.2 million from the Disposition Property and $0.5 million from the Redevelopment Properties. The decrease in shopping center and operating expenses at the Same Centers is primarily due to the exclusion of bad debt expense in 2019 (See "Other Transactions and Events" in Management's Overview and Summary) and a decrease in property taxes.
Leasing Expenses:
Leasing expenses increased from $6.0 million in 2018 to $15.2 million in 2019. The increase in leasing expenses is due to the Company's adoption of ASC 842 in 2019 (See "Other Transactions and Events" in Management's Overview and Summary).
Management Companies' Operating Expenses:
Management Companies' operating expenses decreased $18.6 million from 2018 to 2019. The decrease is attributed to a one-time charge of $12.7 million in connection with the Company's reduction in work force in 2018 (See "Other Transactions and Events" in Management's Overview and Summary) and the subsequent reduction in payroll and share and unit-based compensation costs.
REIT General and Administrative Expenses:
REIT general and administrative expenses decreased $1.4 million from 2018 to 2019 due to a reduction in compensation costs.
Costs Related to Shareholder Activism:
The Company incurred $19.4 million in costs related to shareholder activism in 2018 (See "Other Transactions and Events" in Management's Overview and Summary).
Depreciation and Amortization:
Depreciation and amortization increased $5.0 million from 2018 to 2019. The increase in depreciation and amortization is attributed to an increase of $7.2 million from the Same Centers offset in part by decreases of $1.2 million from the JV Transition Center, $0.7 million from the Disposition Property and $0.3 million from the Redevelopment Properties.

Interest Expense:
Interest expense decreased $16.1 million from 2018 to 2019. The decrease in interest expense was attributed to decreases of $26.8 million from the Financing Arrangement (See "Other Transactions and Events" in Management's Overview and Summary) and $0.9 million from the JV Transition Center offset in part by increases of $6.6 million from the Same Centers, $0.9 million from the Redevelopment Properties and $4.1 million from borrowings under the Company's line of credit. The decrease in interest expense from the Financing Arrangement is primarily due to the change in fair value of the underlying properties and the mortgage notes payable on the underlying properties. The increase in interest expense at the Same Centers is primarily due to the new loan on Fashion Outlets of Chicago (See "Financing Activities" in Management's Overview and Summary) and the decrease in capitalized interest, which decreased from $9.0 million in 2018 to $4.9 million in 2019. The decrease in capitalized interest is primarily due to the completion of the redevelopment of the former Sears store at Kings Plaza Shopping Center in 2018.
Equity in Income of Unconsolidated Joint Ventures:
Equity in income of unconsolidated joint ventures decreased $13.0 million from 2018 to 2019. The decrease in equity in income from unconsolidated joint ventures is primarily due to the write-down of intangible assets as a result of lease terminations at the Company's joint venture with Seritage in 2019, the gain of $2.8 million on the sale of an ownership interest in a building at Fashion District Philadelphia in 2018 (See "Acquisitions and Dispositions" in Management's Overview and Summary) and interest expense from the loan placed on Broadway Plaza in 2018 (See "Financing Activities" in Management's Overview and Summary).
Loss on Sale or Write Down of Assets, net:
Loss on sale or write down of assets, net decreased $31.7 million from 2018 to 2019. The decrease in loss on sale or write down of assets, net is primarily due to the $46.5 million in impairment losses on SouthPark Mall, Promenade at Casa Grande, Southridge Center and two freestanding stores in 2018 offset in part by a $13.7 million increase in the write down of development costs. The impairment losses were due to the reduction in the estimated holding periods of the properties.
Net Income (Loss):
The change in net income (loss) was $48.3 million from 2018 to 2019, resulting from net loss of $25.5 million in 2018 and net income of $22.8 million in 2019. The change in net income (loss) is primarily due to the $31.7 million decrease in loss on sale or write down of assets and the $19.4 million in costs related to shareholder activism in 2018, as discussed above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted increased 2.6% from $249.2 million in 2018 to $255.6 million in 2019. For a reconciliation of net income (loss) attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders and FFO attributable to common stockholders and unit holders—diluted, see "Funds From Operations ("FFO")" below.
Operating Activities:
Cash provided by operating activities increased $0.2 million from 2018 to 2019. The increase is primarily due to the changes in assets and liabilities and the results as discussed above.
Investing Activities:
Cash provided by investing activities decreased $289.0 million from 2018 to 2019. The decrease in cash provided by investing activities is primarily attributed to a decrease in distributions from unconsolidated joint ventures of $356.7 million offset in part by an increase in proceeds from notes receivable of $65.0 million. The decrease in distributions from unconsolidated joint ventures is primarily due to the distribution of the Company's share of proceeds from the loans placed on Broadway Plaza and Fashion District Philadelphia (See "Financing Activities" in Management's Overview and Summary) and the sale of an ownership interest in an office building at Fashion District Philadelphia (See "Acquisitions and Dispositions" in Management's Overview and Summary) in 2018. The increase in proceeds from notes receivable is due to the repayment of the note receivable from the Lennar Corporation in 2019 (See Note 18—Related Party Transactions in the Company's Notes to Consolidated Financial Statements).

Financing Activities:
Cash used in financing activities decreased $288.5 million from 2018 to 2019. The decrease in cash used in financing activities is primarily due to an increase in proceeds from mortgages, bank and other notes payable of $781.0 million offset in part by an increase in payments on mortgages, bank and other notes payable of $444.2 million.
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

	For the Six Months Ended June 30,
(Dollars in thousands)	2019	2018
Consolidated Centers:
Acquisitions of property, building improvement and equipment	$17,424	$17,539
Development, redevelopment, expansions and renovations of Centers	45,208	82,281
Tenant allowances	8,297	6,640
Deferred leasing charges	1,781	9,266
	$72,710	$115,726
Joint Venture Centers:
Acquisitions of property, building improvement and equipment	$4,653	$4,513
Development, redevelopment, expansions and renovations of Centers	84,049	59,655
Tenant allowances	4,136	4,073
Deferred leasing charges	1,603	4,897
	$94,441	$73,138
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
The Company has also generated liquidity in the past, and may continue to do so in the future, through equity offerings and issuances, property refinancings, joint venture transactions and the sale of non-core assets. For example, the Company's sales of ownership interests in One Westside and an office building at Fashion District Philadelphia (See "Acquisitions and Dispositions" in Management's Overview and Summary), the sales of The Market at Estrella Falls and Promenade at Casa Grande, and the financing of Fashion Outlets of Chicago, Fashion District Philadelphia, Broadway Plaza, SanTan Village Regional Center and Chandler Fashion Center (See "Financing Activities" in Management's Overview and Summary). The Company used the proceeds from these transactions to pay down its line of credit and for other general corporate purposes. Furthermore, the Company has filed a shelf registration statement, which registered an unspecified amount of common stock, preferred stock, depositary shares, debt securities, warrants, rights, stock purchase contracts and units that may be sold from time to time by the Company. The Company expects any additional repurchases of the Company's common stock under the 2017 Stock Buyback Program to be funded by future sales of non-core assets, borrowings under its line of credit and/or refinancing transactions.

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
The Company's total outstanding loan indebtedness, which includes mortgages and other notes payable, at June 30, 2019 was $7.9 billion (consisting of $5.1 billion of consolidated debt, less $360.6 million of noncontrolling interests, plus $3.2 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand.
The Company believes that the pro rata debt provides useful information to investors regarding its financial condition because it includes the Company’s share of debt from unconsolidated joint ventures and, for consolidated debt, excludes the Company’s partners’ share from consolidated joint ventures, in each case presented on the same basis. The Company has several significant joint ventures and presenting its pro rata share of debt in this manner can help investors better understand the Company’s financial condition after taking into account the Company's economic interest in these joint ventures. The Company’s pro rata share of debt should not be considered as a substitute for the Company’s total consolidated debt determined in accordance with GAAP or any other GAAP financial measures and should only be considered together with and as a supplement to the Company’s financial information prepared in accordance with GAAP.
The Company has a $1.5 billion revolving line of credit facility that bears interest at LIBOR plus a spread of 1.30% to 1.90%, depending on the Company's overall leverage level, and matures on July 6, 2020 with a one-year extension option. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2.0 billion. All obligations under the facility are unconditionally guaranteed only by the Company. Based on the Company's leverage level as of June 30, 2019, the borrowing rate on the facility was LIBOR plus 1.45%. The Company has four interest rate swap agreements that effectively convert a total of $400.0 million of the outstanding balance from floating rate debt of LIBOR plus 1.45% to fixed rate debt of 4.30% until September 30, 2021. At June 30, 2019, total borrowings under the line of credit were $810.0 million less unamortized deferred finance costs of $3.9 million with a total interest rate of 4.18%. The Company's availability under the line of credit was $689.7 million at June 30, 2019.
Cash dividends and distributions for the six months ended June 30, 2019 were $244.6 million. A total of $165.1 million was funded by operations. The remaining $79.5 million was funded from distributions from unconsolidated joint ventures, which were included in the cash flows from investing activities section of the Company's Consolidated Statement of Cash Flows.
At June 30, 2019, the Company was in compliance with all applicable loan covenants under its agreements.
At June 30, 2019, the Company had cash and cash equivalents of $104.9 million.
Off-Balance Sheet Arrangements:
The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the consolidated balance sheets of the Company as investments in unconsolidated joint ventures.
As of June 30, 2019, one of the Company's joint ventures has $125.0 million of debt that could become recourse to the Company, should the joint venture be unable to discharge the obligation of the related debt.
Additionally, as of June 30, 2019, the Company was contingently liable for $65.8 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Contractual Obligations:
The following is a schedule of contractual obligations as of June 30, 2019 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)(1)	$6,060,394	$628,869	$2,182,172	$529,437	$2,719,916
Lease liabilities(2)	227,729	10,056	46,667	30,308	140,698
Purchase obligations(3)	21,246	21,246	—	—	—
Other long-term liabilities	253,721	194,848	14,131	11,458	33,284
	$6,563,090	$855,019	$2,242,970	$571,203	$2,893,898
__________________________________________________________

(1)	Interest payments on floating rate debt were based on rates in effect at June 30, 2019.

(2)	See Note 8—Leases in the Company's Notes to Consolidated Financial Statements.

(3)	See Note 17—Commitments and Contingencies in the Company's Notes to Consolidated Financial Statements.

Funds From Operations ("FFO")
The Company uses FFO in addition to net income to report its operating and financial results and considers FFO and FFO -diluted as supplemental measures for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts ("Nareit") defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of properties, plus real estate related depreciation and amortization, impairment write-downs of real estate and write-downs of investments in an affiliate where the write-downs have been driven by a decrease in the value of real estate held by the affiliate and after adjustments for unconsolidated joint ventures. The Company accounts for its joint venture in Chandler Freehold as a Financing Arrangement. In connection with this treatment, the Company recognizes financing expense on (i) the changes in fair value of the financing arrangement obligation, (ii) any payments to the joint venture partner equal to their pro rata share of net income and (iii) any payments to the joint venture partner less than or in excess of their pro rata share of net income. The Company excludes from its definition of FFO the noted expense related to the changes in fair value and for the payments to the joint venture partner less than or in excess of their pro rata share of net income. Although the Nareit definition of FFO predates this guidance for accounting for financing arrangements, the Company believes that excluding the noted expense resulting from the Financing Arrangement is consistent with the key objective of FFO as a performance measure and it allows the Company’s current FFO to be comparable with the Company’s FFO from prior quarters. Adjustments for unconsolidated joint ventures are calculated to reflect FFO on the same basis. The Company also presents FFO excluding extinguishment of debt, net and costs related to shareholder activism.
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

Funds From Operations ("FFO") (Continued)
The following reconciles net income (loss) attributable to the Company to FFO and FFO-diluted attributable to common stockholders and unit holders-basic and diluted, excluding loss on early extinguishment of debt, for the three and six months ended June 30, 2019 and 2018 (dollars and shares in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss) attributable to the Company	$15,734	$7,816	$23,558	$(25,757)
Adjustments to reconcile net income (loss) attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted:
Noncontrolling interests in the Operating Partnership	1,147	562	1,724	(1,888)
Loss on sale or write down of assets, net—consolidated assets	9,059	9,518	15,375	47,030
Add: noncontrolling interests share of (loss) gain on sale or write down of assets—consolidated assets	(3,369)	(10)	(3,369)	580
Add: gain on sale of undepreciated assets—consolidated assets	—	548	534	1,355
Loss (gain) on sale or write down of assets—unconsolidated joint ventures, net(1)	313	(203)	384	(46)
Add: gain (loss) on sale of undepreciated assets—unconsolidated joint ventures(1)	—	307	—	(1,778)
Depreciation and amortization—consolidated assets	82,385	78,868	163,853	158,805
Less: noncontrolling interests in depreciation and amortization—consolidated assets	(3,676)	(3,635)	(7,321)	(7,276)
Depreciation and amortization—unconsolidated joint ventures(1)	51,207	42,596	96,205	86,180
Less: depreciation on personal property	(3,934)	(3,322)	(7,799)	(6,667)
Financing expense in connection with Chandler Freehold	(15,225)	(7,357)	(27,569)	(1,337)
FFO attributable to common stockholders and unit holders—basic and diluted	133,641	125,688	255,575	249,201
Loss on extinguishment of debt, net—consolidated assets	—	—	351	—
FFO attributable to common stockholders and unit holders excluding loss on extinguishment of debt—basic and diluted	133,641	125,688	255,926	249,201
Costs related to shareholder activism	—	19,369	—	19,369
FFO attributable to common stockholders and unit holders, excluding loss on extinguishment of debt and costs related to shareholder activism—basic and diluted	$133,641	$145,057	$255,926	$268,570
Weighted average number of FFO shares outstanding for:
FFO attributable to common stockholders and unit holders—basic(2)	151,760	151,535	151,718	151,426
Adjustments for impact of dilutive securities in computing FFO—diluted:
Share and unit based compensation plans	—	—	—	8
FFO attributable to common stockholders and unit holders—diluted(3)	151,760	151,535	151,718	151,434

(1)	Unconsolidated joint ventures are presented at the Company's pro rata share.

(2)
Calculated based upon basic net income as adjusted to reach basic FFO. Includes 10.4 million OP Units for the three months ended June 30, 2019 and 2018, and 10.4 million and 10.3 million OP Units for the six months ended June 30, 2019 and 2018, respectively.

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
The following table sets forth information as of June 30, 2019 concerning the Company's long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the twelve months ended June 30,
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long-term debt:
Fixed rate	$467,564	$589,431	$360,831	$25,845	$6,995	$2,439,732	$3,890,398	$3,942,814
Average interest rate	3.51%	4.56%	4.08%	4.15%	3.49%	3.86%	3.95%
Floating rate	—	130,000	810,000	300,000	—	—	1,240,000	1,256,264
Average interest rate	—%	4.59%	4.04%	3.74%	—%	—%	4.03%
Total debt—Consolidated Centers	$467,564	$719,431	$1,170,831	$325,845	$6,995	$2,439,732	$5,130,398	$5,199,078
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long-term debt (at Company's pro rata share):
Fixed rate	$36,601	$149,828	$47,609	$646,509	$403,124	$1,678,496	$2,962,167	$2,987,930
Average interest rate	3.69%	3.81%	3.73%	3.47%	4.11%	3.91%	3.83%
Floating rate	—	11,250	51,183	158,750	9,400	—	230,583	234,433
Average interest rate	—%	3.64%	4.21%	4.27%	4.27%	—%	4.23%
Total debt—Unconsolidated Joint Venture Centers	$36,601	$161,078	$98,792	$805,259	$412,524	$1,678,496	$3,192,750	$3,222,363
The consolidated Centers' total fixed rate debt at June 30, 2019 and December 31, 2018 was $3.9 billion and $3.5 billion, respectively. The average interest rate on such fixed rate debt at June 30, 2019 and December 31, 2018 was 3.95% and 3.82%, respectively. The consolidated Centers' total floating rate debt at June 30, 2019 and December 31, 2018 was $1.2 billion and $1.5 billion, respectively. The average interest rate on such floating rate debt at June 30, 2019 and December 31, 2018 was 4.03% and 4.00%, respectively.
The Company's pro rata share of the unconsolidated joint venture Centers' fixed rate debt at June 30, 2019 and December 31, 2018 was $3.0 billion. The average interest rate on such fixed rate debt at June 30, 2019 and December 31, 2018 was 3.83%. The Company's pro rata share of the unconsolidated joint venture Centers' floating rate debt at June 30, 2019 and December 31, 2018 was $230.6 million and $221.4 million, respectively. The average interest rate on such floating rate debt at June 30, 2019 and December 31, 2018 was 4.23% and 4.13%, respectively.
The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value. Interest rate cap agreements offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements effectively replace a floating rate on the notional amount with a fixed rate as noted above. As of June 30, 2019, the Company has one interest rate cap agreement and four interest rate swap agreements in place (See Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements).
In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $14.7 million per year based on $1.5 billion of floating rate debt outstanding at June 30, 2019.

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
In the event that LIBOR is discontinued, the interest rate for the variable rate debt of the Company and its joint ventures and the swap rate for the Company’s interest rate swaps following such event will be based on an alternative variable rate as specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon. Such an event would not affect the Company’s ability to borrow or maintain already outstanding borrowings or swaps, but the alternative variable rate could be higher and more volatile than LIBOR prior to its discontinuance. The Company understands that LIBOR is expected to remain available through the end of 2021, but may be discontinued or otherwise become unavailable thereafter.

Item 4.	Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of June 30, 2019, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2019 to April 30, 2019	—	$—	—	$278,707,048
May 1, 2019 to May 31, 2019	—	—	—	$278,707,048
June 1, 2019 to June 30, 2019	—	—	—	$278,707,048
	—	$—	—

(1)	On February 12, 2017, the Company's Board of Directors authorized the repurchase of up to $500.0 million of the Company's outstanding common shares from time to time as market conditions warrant.
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

3.1.13
Articles Supplementary of the Company (opting out of provisions of Subtitle 8 of Title 3 of the Maryland General Corporate Law (MUTA provisions)) (incorporated by reference as an exhibit to the Company’s Current Report on Form 8-K, event date April 24, 2019).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date April 24, 2019).
10.1	Deferred Compensation Plan Amended & Restated Trust Agreement between the Company and Wells Fargo Bank, National Association, effective June 17, 2019.
10.2*	Second Amendment to Amended & Restated Employee Stock Purchase Plan, effective July 25, 2019.
31.1	Section 302 Certification of Thomas O'Hern, Chief Executive Officer
31.2	Section 302 Certification of Scott Kingsmore, Chief Financial Officer
32.1**	Section 906 Certifications of Thomas O'Hern and Scott Kingsmore
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).
*Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K
** Furnished herewith.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MACERICH COMPANY
		By:	/s/ SCOTT W. KINGSMORE
Scott W. Kingsmore
Executive Vice President, Treasurer and Chief Financial Officer
Date:	August 5, 2019		(Principal Financial Officer)