Form 10-Q
period 2019-09-30
MACERICH CO
filed 2019-11-05
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
Number of shares outstanding as of November 5, 2019 of the registrant's common stock, par value $0.01 per share: 141,265,383 shares

THE MACERICH COMPANY
FORM 10-Q

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS:
Property, net	$6,664,106	$6,785,776
Cash and cash equivalents	98,309	102,711
Restricted cash	8,959	46,590
Tenant and other receivables, net	129,729	123,492
Right-of-use assets, net	150,656	—
Deferred charges and other assets, net	277,799	390,403
Due from affiliates	9,627	85,181
Investments in unconsolidated joint ventures	1,436,788	1,492,655
Total assets	$8,775,973	$9,026,808
LIABILITIES AND EQUITY:
Mortgage notes payable	$4,294,633	$4,073,916
Bank and other notes payable	749,769	908,544
Accounts payable and accrued expenses	61,348	59,392
Lease liabilities	116,683	—
Other accrued liabilities	253,882	303,051
Distributions in excess of investments in unconsolidated joint ventures	112,326	114,988
Financing arrangement obligation	279,563	378,485
Total liabilities	5,868,204	5,838,376
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 141,370,725 and 141,221,712 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1,413	1,412
Additional paid-in capital	4,581,551	4,567,643
Accumulated deficit	(1,864,807)	(1,614,357)
Accumulated other comprehensive loss	(10,946)	(4,466)
Total stockholders' equity	2,707,211	2,950,232
Noncontrolling interests	200,558	238,200
Total equity	2,907,769	3,188,432
Total liabilities and equity	$8,775,973	$9,026,808
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Leasing revenue	$214,260	$224,251	$636,290	$659,377
Other	6,889	6,895	20,054	22,010
Management Companies	9,978	11,052	29,277	32,090
Total revenues	231,127	242,198	685,621	713,477
Expenses:
Shopping center and operating expenses	69,328	72,101	203,024	214,683
Leasing expenses	7,162	2,565	22,344	8,591
Management Companies' operating expenses	15,514	18,961	50,220	72,224
REIT general and administrative expenses	5,285	5,439	16,835	18,414
Costs related to shareholder activism	—	—	—	19,369
Depreciation and amortization	82,787	81,803	246,640	240,608
	180,076	180,869	539,063	573,889
Interest (income) expense:
Related parties	(36,059)	1,074	(59,749)	8,481
Other	50,858	43,853	150,014	127,996
	14,799	44,927	90,265	136,477
Loss on extinguishment of debt, net	—	—	351	—
Total expenses	194,875	225,796	629,679	710,366
Equity in income of unconsolidated joint ventures	14,582	18,789	34,082	51,330
Income tax (expense) benefit	(678)	(466)	(1,703)	1,799
(Loss) gain on sale or write down of assets, net	(131)	46,516	(15,506)	(514)
Net income	50,025	81,241	72,815	55,726
Less net income attributable to noncontrolling interests	3,654	7,213	2,886	7,455
Net income attributable to the Company	$46,371	$74,028	$69,929	$48,271
Earnings per common share—attributable to common stockholders:
Basic	$0.33	$0.52	$0.49	$0.34
Diluted	$0.33	$0.52	$0.49	$0.34
Weighted average number of common shares outstanding:
Basic	141,368,000	141,196,000	141,325,000	141,120,000
Diluted	141,368,000	141,196,000	141,325,000	141,125,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	50,025	81,241	$72,815	$55,726
Other comprehensive income:
Interest rate cap/swap agreements	(154)	175	(6,480)	184
Comprehensive income	49,871	81,416	66,335	55,910
Less net income attributable to noncontrolling interests	3,654	7,213	2,886	7,455
Comprehensive income attributable to the Company	$46,217	$74,203	$63,449	$48,455
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)
Three Months Ended September 30, 2019 and 2018

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at July 1, 2019	141,364,568	$1,413	$4,578,620	$(1,805,097)	$(10,792)	$2,764,144	$205,226	$2,969,370
Net income	—	—	—	46,371	—	46,371	3,654	50,025
Interest rate cap/swap agreements	—	—	—	—	(154)	(154)	—	(154)
Amortization of share and unit-based plans	6,157	—	3,315	—	—	3,315	—	3,315
Distributions declared ($0.75 per share)	—	—	—	(106,081)	—	(106,081)	—	(106,081)
Distributions to noncontrolling interests	—	—	—	—	—	—	(8,742)	(8,742)
Contributions from noncontrolling interests	—	—	—	—	—	—	50	50
Redemption of noncontrolling interests	—	—	(6)	—	—	(6)	(8)	(14)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(378)	—	—	(378)	378	—
Balance at September 30, 2019	141,370,725	$1,413	$4,581,551	$(1,864,807)	$(10,946)	$2,707,211	$200,558	$2,907,769

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at July 1, 2018	141,184,335	$1,412	$4,558,873	$(1,489,742)	$(33)	$3,070,510	$244,665	$3,315,175
Net income	—	—	—	74,028	—	74,028	7,213	81,241
Interest rate cap	—	—	—	—	175	175	—	175
Amortization of share and unit-based plans	3,517	—	4,616	—	—	4,616	—	4,616
Distributions declared ($0.74 per share)	—	—	—	(104,495)	—	(104,495)	—	(104,495)
Distributions to noncontrolling interests	—	—	—	—	—	—	(8,203)	(8,203)
Contributions from noncontrolling interests	—	—	—	—	—	—	16	16
Conversion of noncontrolling interests to common shares	12,008	—	—	—	—	—	—	—
Redemption of noncontrolling interests	—	—	(402)	—	—	(402)	(194)	(596)
Adjustment of noncontrolling interests in Operating Partnership	—	—	16	—	—	16	(16)	—
Balance at September 30, 2018	141,199,860	$1,412	$4,563,103	$(1,520,209)	$142	$3,044,448	$243,481	$3,287,929

   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Dollars in thousands, except per share data)
(Unaudited)
Nine Months Ended September 30, 2019 and 2018

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2019	141,221,712	$1,412	$4,567,643	$(1,614,357)	$(4,466)	$2,950,232	$238,200	$3,188,432
Net income	—	—	—	69,929	—	69,929	2,886	72,815
Cumulative effect of adoption of ASC 842	—	—	—	(2,203)	—	(2,203)	—	(2,203)
Interest rate cap/swap agreements	—	—	—	—	(6,480)	(6,480)	—	(6,480)
Amortization of share and unit-based plans	101,213	1	13,352	—	—	13,353	—	13,353
Employee stock purchases	26,800	—	819	—	—	819	—	819
Distributions declared ($2.25 per share)	—	—	—	(318,176)	—	(318,176)	—	(318,176)
Distributions to noncontrolling interests	—	—	—	—	—	—	(41,200)	(41,200)
Contributions from noncontrolling interests	—	—	—	—	—	—	460	460
Conversion of noncontrolling interests to common shares	21,000	—	1,005	—	—	1,005	(1,005)	—
Redemption of noncontrolling interests	—	—	(26)	—	—	(26)	(25)	(51)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(1,242)	—	—	(1,242)	1,242	—
Balance at September 30, 2019	141,370,725	$1,413	$4,581,551	$(1,864,807)	$(10,946)	$2,707,211	$200,558	$2,907,769

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2018	140,993,985	$1,410	$4,510,489	$(830,279)	$(42)	$3,681,578	$286,421	$3,967,999
Net income	—	—	—	48,271	—	48,271	7,455	55,726
Cumulative effect of adoption of ASU 2014-09	—	—	—	(424,859)	—	(424,859)	—	(424,859)
Interest rate cap	—	—	—	—	184	184	—	184
Amortization of share and unit-based plans	121,924	1	28,218	—	—	28,219	—	28,219
Employee stock purchases	17,240	—	806	—	—	806	—	806
Distributions declared ($2.22 per share)	—	—	—	(313,342)	—	(313,342)	—	(313,342)
Distributions to noncontrolling interests	—	—	—	—	—	—	(26,101)	(26,101)
Contributions from noncontrolling interests	—	—	—	—	—	—	16	16
Conversion of noncontrolling interests to common shares	66,711	1	74	—	—	75	(75)	—
Redemption of noncontrolling interests	—	—	(486)	—	—	(486)	(233)	(719)
Adjustment of noncontrolling interests in Operating Partnership	—	—	24,002	—	—	24,002	(24,002)	—
Balance at September 30, 2018	141,199,860	$1,412	$4,563,103	$(1,520,209)	$142	$3,044,448	$243,481	$3,287,929

   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$72,815	$55,726
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt, net	351	—
Loss on sale or write down of assets, net	15,506	514
Depreciation and amortization	251,946	246,038
Amortization of premium on mortgage notes payable	(696)	(696)
Amortization of share and unit-based plans	9,755	22,644
Straight-line rent and amortization of above and below market leases	(12,447)	(11,424)
Provision for doubtful accounts	6,767	3,787
Income tax expense (benefit)	1,703	(1,799)
Equity in income of unconsolidated joint ventures	(34,082)	(51,330)
Distributions of income from unconsolidated joint ventures	844	1,664
Change in fair value of financing arrangement obligation	(70,977)	(9,279)
Changes in assets and liabilities, net of dispositions:
Tenant and other receivables	4,683	2,579
Other assets	3,942	7,143
Due from affiliates	10,424	(5,508)
Accounts payable and accrued expenses	13,105	6,692
Other accrued liabilities	(1,662)	(19,590)
Net cash provided by operating activities	271,977	247,161
Cash flows from investing activities:
Development, redevelopment, expansion and renovation of properties	(104,905)	(133,325)
Property improvements	(21,114)	(32,858)
Proceeds from repayment of notes receivable	65,791	829
Deferred leasing costs	(10,885)	(23,792)
Distributions from unconsolidated joint ventures	235,811	541,336
Contributions to unconsolidated joint ventures	(149,368)	(179,060)
Proceeds from sale of assets	1,245	83,029
Net cash provided by investing activities	16,575	256,159

THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands) (Unaudited)
	For the Nine Months Ended September 30,
	2019	2018
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	1,076,000	295,000
Payments on mortgages, bank and other notes payable	(1,016,099)	(457,710)
Payment on finance arrangement obligation	(27,945)	—
Deferred financing costs	(2,921)	(275)
Payments on finance leases	(1,472)	—
Proceeds from share and unit-based plans	819	806
Redemption of noncontrolling interests	(51)	(719)
Contribution from noncontrolling interests	460	16
Dividends and distributions	(359,376)	(339,443)
Net cash used in financing activities	(330,585)	(502,325)
Net (decrease) increase in cash, cash equivalents and restricted cash	(42,033)	995
Cash, cash equivalents and restricted cash, beginning of period	149,301	143,105
Cash, cash equivalents and restricted cash, end of period	$107,268	$144,100
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$156,700	$142,680
Non-cash investing and financing transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$43,348	$48,827
Mortgage notes payable assumed in exchange for investments in unconsolidated joint ventures	$—	$139,249
Disposition of property in exchange for investments in unconsolidated joint ventures	$—	$36,305
Conversion of Operating Partnership Units to common stock	$1,005	$75
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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of September 30, 2019, the Company was the sole general partner of and held a 93% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
The Operating Partnership's consolidated VIEs included the following assets and liabilities:

	September 30, 2019	December 31, 2018
Assets:
Property, net	$254,866	$263,511
Other assets	23,274	23,001
Total assets	$278,140	$286,512
Liabilities:
Mortgage notes payable	$222,085	$125,273
Other liabilities	36,779	32,503
Total liabilities	$258,864	$157,776
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

	For the Nine Months Ended September 30,
	2019	2018
Beginning of period
Cash and cash equivalents	$102,711	$91,038
Restricted cash	46,590	52,067
Cash, cash equivalents and restricted cash	$149,301	$143,105
End of period
Cash and cash equivalents	$98,309	$93,479
Restricted cash	8,959	50,621
Cash, cash equivalents and restricted cash	$107,268	$144,100
Shareholder Activism Costs:
During the nine months ended September 30, 2018, the Company incurred $19,369 in costs associated with activities related to shareholder activism. These costs were primarily for legal and advisory services.
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
The standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Initial direct costs include the salaries and related costs for employees directly working on leasing activities. Prior to January 1, 2019, these costs were capitalizable and therefore the new lease standard resulted in certain of these costs being expensed as incurred. For comparison purposes, the Company has reclassified leasing expenses that were included in management companies' operating expenses to leasing expenses for the three and nine months ended September 30, 2018, to conform to the presentation for the three and nine months ended September 30, 2019. Upon the adoption of the new standard, the Company elected the practical expedient to not separate non-lease components, most significantly certain common area maintenance recoveries, from the associated lease components, resulting in the Company presenting all revenues associated with leases as leasing revenue on its consolidated statement of operations. For comparison purposes, the Company has

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
2. Summary of Significant Accounting Policies: (Continued)
reclassified minimum rents, percentage rents, tenant recoveries and other leasing income to leasing revenue for the three and nine months ended September 30, 2018, to conform to the presentation for the three and nine months ended September 30, 2019. The new standard also requires the Company to reduce leasing revenue for credit losses associated with lease receivables. In addition, straight-line rent receivables are written off when the Company believes there is uncertainty regarding a tenant's ability to complete the term of the lease. As a result, the Company recognized a cumulative effect adjustment of $2,203 upon adoption for the write off of straight-line rent receivables of tenants that were in litigation or bankruptcy. The standard also requires that the provision for bad debts relating to leases be presented as a reduction of leasing revenue. For the three and nine months ended September 30, 2018, the provision for bad debts is included in shopping center and operating expenses.
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
3. Earnings Per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of EPS for the three and nine months ended September 30, 2019 and 2018 (shares in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator
Net income	$50,025	$81,241	$72,815	$55,726
Less net income attributable to noncontrolling interests	3,654	7,213	2,886	7,455
Net income attributable to the Company	46,371	74,028	69,929	48,271
Allocation of earnings to participating securities	(297)	(278)	(869)	(824)
Numerator for basic and diluted EPS—net income attributable to common stockholders	$46,074	$73,750	$69,060	$47,447
Denominator
Denominator for basic EPS—weighted average number of common shares outstanding	141,368	141,196	141,325	141,120
Effect of dilutive securities(1):
Share and unit-based compensation plans	—	—	—	5
Denominator for diluted EPS—weighted average number of common shares outstanding	141,368	141,196	141,325	141,125
EPS—net income attributable to common stockholders:
Basic	$0.33	$0.52	$0.49	$0.34
Diluted	$0.33	$0.52	$0.49	$0.34
(1)     Diluted EPS excludes 90,619 convertible preferred partnership units for the three and nine months ended September 30, 2019 and 2018, as their impact was antidilutive. Diluted EPS also excludes 10,415,238 and 10,377,936 Operating Partnership units ("OP Units") for the three months ended September 30, 2019 and 2018, respectively, and 10,415,234 and 10,355,946 OP Units for the nine months ended September 30, 2019 and 2018, respectively, as their impact was antidilutive.

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
On July 25, 2019, the Company's joint venture in Fashion District Philadelphia amended the existing loan on the joint venture to allow for additional borrowings up to $100,000 at LIBOR plus 2%. Concurrent with the amendment, the joint venture borrowed an additional $26,000. On August 16, 2019, the joint venture borrowed an additional $25,000. The Company used its share of the additional proceeds to pay down its line of credit and for general corporate purposes.
On September 12, 2019, the Company’s joint venture in Tysons Tower placed a new $190,000 loan on the property that bears interest at an effective rate of 3.38% and matures on October 11, 2029. The Company used its share of the proceeds to pay down its line of credit and for general corporate purposes.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)
Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	September 30, 2019	December 31, 2018
Assets(1):
Property, net	$9,359,938	$9,241,003
Other assets	807,237	703,861
Total assets	$10,167,175	$9,944,864
Liabilities and partners' capital(1):
Mortgage and other notes payable	$6,261,409	$6,050,930
Other liabilities	538,155	388,509
Company's capital	1,828,638	1,913,475
Outside partners' capital	1,538,973	1,591,950
Total liabilities and partners' capital	$10,167,175	$9,944,864
Investments in unconsolidated joint ventures:
Company's capital	$1,828,638	$1,913,475
Basis adjustment(2)	(504,176)	(535,808)
	$1,324,462	$1,377,667

Assets—Investments in unconsolidated joint ventures	$1,436,788	$1,492,655
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(112,326)	(114,988)
	$1,324,462	$1,377,667

(1)    These amounts include assets of $2,981,866 and $3,047,851 of Pacific Premier Retail LLC (the "PPR Portfolio") as of September 30, 2019 and December 31, 2018, respectively, and liabilities of $1,836,948 and $1,859,637 of the PPR Portfolio as of September 30, 2019 and December 31, 2018, respectively.
(2)    The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $5,354 and $1,160 for the three months ended September 30, 2019 and 2018, respectively, and $15,164 and $8,787 for the nine months ended September 30, 2019 and 2018, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)
Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	PPR Portfolio	Other Joint Ventures	Total
Three Months Ended September 30, 2019
Revenues:
Leasing revenue	$46,308	$169,132	$215,440
Other	668	15,648	16,316
Total revenues	46,976	184,780	231,756
Expenses:
Shopping center and operating expenses	9,289	58,658	67,947
Leasing expenses	407	1,750	2,157
Interest expense	16,926	36,021	52,947
Depreciation and amortization	25,260	63,683	88,943
Total operating expenses	51,882	160,112	211,994
Gain on sale or write down of assets, net	5	—	5
Net (loss) income	$(4,901)	$24,668	$19,767
Company's equity in net (loss) income	$(409)	$14,991	$14,582
Three Months Ended September 30, 2018
Revenues:
Leasing revenue	$46,859	$176,990	$223,849
Other	27	11,767	11,794
Total revenues	46,886	188,757	235,643
Expenses:
Shopping center and operating expenses	9,893	61,528	71,421
Interest expense(1)	16,680	37,968	54,648
Depreciation and amortization	24,582	61,323	85,905
Total operating expenses	51,155	160,819	211,974
(Loss) gain on sale or write down of assets, net	(47)	12,622	12,575
Net (loss) income	$(4,316)	$40,560	$36,244
Company's equity in net (loss) income	$(148)	$18,937	$18,789

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

	PPR Portfolio	Other Joint Ventures	Total
Nine Months Ended September 30, 2019
Revenues:
Leasing revenue	$137,674	$514,929	$652,603
Other	1,285	40,809	42,094
Total revenues	138,959	555,738	694,697
Expenses:
Shopping center and operating expenses	27,431	177,373	204,804
Leasing expenses	1,247	5,112	6,359
Interest expense	50,920	110,614	161,534
Depreciation and amortization	75,506	205,016	280,522
Total operating expenses	155,104	498,115	653,219
Loss on sale or write down of assets, net	(400)	(280)	(680)
Net (loss) income	$(16,545)	$57,343	$40,798
Company's equity in net (loss) income	$(2,139)	$36,221	$34,082
Nine Months Ended September 30, 2018
Revenues:
Leasing revenue	$137,641	$533,041	$670,682
Other	627	31,917	32,544
Total revenues	138,268	564,958	703,226
Expenses:
Shopping center and operating expenses	29,091	183,174	212,265
Interest expense(1)	50,176	108,356	158,532
Depreciation and amortization	73,137	184,708	257,845
Total operating expenses	152,404	476,238	628,642
(Loss) gain on sale or write down of assets, net	(47)	14,151	14,104
Net (loss) income	$(14,183)	$102,871	$88,688
Company's equity in net (loss) income	$(1,021)	$52,351	$51,330
(1)    Interest expense includes $7,148 and $19,264 for the three and nine months ended September 30, 2018, respectively, related to mortgage notes payable to an affiliate of Northwestern Mutual Life ("NML") (See Note 18—Related Party Transactions).
Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
5. Derivative Instruments and Hedging Activities:
The Company uses interest rate cap and interest rate swap agreements to manage the interest rate risk of its floating rate debt. The Company recorded other comprehensive (loss) income related to the marking-to-market of derivative instruments of $(154) and $175 for the three months ended September 30, 2019 and 2018, respectively, and $(6,480) and $184 for the nine months ended September 30, 2019 and 2018, respectively.
The following derivatives were outstanding at September 30, 2019:

					Fair Value
Property	Notional Amount	Product	LIBOR Rate	Maturity	September 30, 2019	December 31, 2018
Santa Monica Place	$300,000	Cap	4.00%	12/9/2020	$—	$(53)
The Macerich Partnership, L.P.	$400,000	Swaps	2.85%	9/30/2021	$(10,946)	$(4,413)
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
6. Property, net:
Property, net consists of the following:

	September 30, 2019	December 31, 2018
Land	$1,508,445	$1,506,678
Buildings and improvements	6,315,465	6,288,308
Tenant improvements	708,230	678,110
Equipment and furnishings(1)	214,065	206,398
Construction in progress	204,172	199,326
	8,950,377	8,878,820
Less accumulated depreciation(1)	(2,286,271)	(2,093,044)
	$6,664,106	$6,785,776
(1)      Equipment and furnishings and accumulated depreciation include the cost and accumulated amortization of ROU assets in connection with finance leases at September 30, 2019 (See Note 8—Leases).
Depreciation expense was $72,519 and $69,237 for the three months ended September 30, 2019 and 2018, respectively, and $214,689 and $204,031 for the nine months ended September 30, 2019 and 2018, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
6. Property, net: (Continued)

The (loss) gain on sale or write down of assets, net for the three and nine months ended September 30, 2019 and 2018 consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Property sales(1)	$—	$46,242	$—	$45,931
Write-down of assets(2)	(212)	(1,786)	(16,121)	(50,578)
Land sales	81	2,060	615	4,133
	$(131)	$46,516	$(15,506)	$(514)
(1)     Gain on sale of properties during the three and nine months ended September 30, 2018 includes a gain of $46,242 on the sale of a 75% ownership interest in One Westside (See Note 4—Investments in Unconsolidated Joint Ventures). Gain on sale of properties during the nine months ended September 30, 2018 also includes the loss of $311 on the sale of Promenade at Casa Grande (See Note 16—Dispositions).
(2)     Includes impairment losses of $36,338 on SouthPark Mall, $7,494 on two freestanding stores, $1,695 on Southridge Center and $1,043 on Promenade at Casa Grande during the nine months ended September 30, 2018. The impairment losses were due to the reduction of the estimated holding periods of the properties. The remaining balances represent the write off of development costs.
The following table summarizes certain of the Company's assets that were measured on a nonrecurring basis as a result of the impairment losses recorded for the nine months ended September 30, 2018, as described above:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets	Significant Other Unobservable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
September 30, 2018	$72,700	$—	$72,700	$—
The fair values relating to the impairments were based on sales contracts.

7. Tenant and Other Receivables, net:
Included in tenant and other receivables, net is an allowance for doubtful accounts of $4,634 and $2,919 at September 30, 2019 and December 31, 2018, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $1,948 and $8,949 at September 30, 2019 and December 31, 2018, respectively, and a deferred rent receivable due to straight-line rent adjustments of $78,783 and $72,456 at September 30, 2019 and December 31, 2018, respectively.
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
8. Leases: (Continued)

The following table summarizes the components of leasing revenue for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Leasing revenue - fixed payments	$159,356	$164,351	$482,194	$494,096
Leasing revenue - variable payments	54,904	59,900	154,096	165,281
	$214,260	$224,251	$636,290	$659,377

The following table summarizes the future minimum rental payments to the Company:

Twelve months ending September 30,
2020	$490,897
2021	414,722
2022	363,264
2023	313,166
2024	255,316
Thereafter	753,888
$2,591,253

Lessee Leases:
The Company has certain properties that are subject to non-cancelable operating leases. The leases expire at various times through 2098, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. In addition, the Company has four finance leases that expire at various times through 2022.
The following table summarizes the lease costs for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease costs	$3,466	$12,675
Finance lease costs:
Amortization of ROU assets	475	1,407
Interest on lease liabilities	145	453
	$4,086	$14,535

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
8. Leases: (Continued)

The following table summarizes the future minimum rental payments required under the leases:

	September 30, 2019		December 31, 2018
Year ending	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2019	$4,521	$505	$16,627	$2,106
2020	17,149	2,106	17,183	2,106
2021	17,004	10,440	17,124	10,440
2022	16,867	2,418	17,450	2,418
2023	11,055	—	11,390	—
Thereafter	140,415	—	140,562	—
Total undiscounted rental payments	207,011	15,469	$220,336	$17,070
Less imputed interest	(104,124)	(1,673)
Total lease liabilities	$102,887	$13,796
The Company's weighted average remaining lease term of its operating and finance leases at September 30, 2019 was 31.0 years and 1.9 years, respectively. The Company's weighted average incremental borrowing rate of its operating and finance leases at September 30, 2019 was 7.7% and 4.2%, respectively.
9. Deferred Charges and Other Assets, net:
Deferred charges and other assets, net consist of the following:

	September 30, 2019	December 31, 2018
Leasing	$203,843	$226,885
Intangible assets:
In-place lease values	82,777	94,966
Leasing commissions and legal costs	21,019	23,508
Above-market leases	62,679	140,889
Deferred tax assets	30,643	32,197
Deferred compensation plan assets	52,006	45,857
Other assets	51,655	75,497
	504,622	639,799
Less accumulated amortization(1)	(226,823)	(249,396)
	$277,799	$390,403

(1)   Accumulated amortization includes $67,599 and $72,286 relating to in-place lease values, leasing commissions and legal costs at September 30, 2019 and December 31, 2018, respectively. Amortization expense of in-place lease values, leasing commissions and legal costs was $3,467 and $3,114 for the three months ended September 30, 2019 and 2018, respectively, and $9,991 and $10,504 for the nine months ended September 30, 2019 and 2018, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
9. Deferred Charges and Other Assets, net: (Continued)
The allocated values of above-market leases and below-market leases consist of the following:

	September 30, 2019	December 31, 2018
Above-Market Leases
Original allocated value	$62,679	$140,889
Less accumulated amortization	(36,199)	(49,847)
	$26,480	$91,042
Below-Market Leases(1)
Original allocated value	$92,420	$108,330
Less accumulated amortization	(54,837)	(56,345)
	$37,583	$51,985

(1)   Below-market leases are included in other accrued liabilities.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
10. Mortgage Notes Payable:
Mortgage notes payable at September 30, 2019 and December 31, 2018 consist of the following:

	Carrying Amount of Mortgage Notes(1)
Property Pledged as Collateral	September 30, 2019	December 31, 2018	Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Chandler Fashion Center(5)(6)	$255,086	$199,972	4.18%	$875	2024
Danbury Fair Mall	196,616	202,158	5.53%	1,538	2020
Fashion Outlets of Chicago(7)	299,092	199,622	4.61%	1,145	2031
Fashion Outlets of Niagara Falls USA(8)	107,229	109,651	4.89%	727	2020
Freehold Raceway Mall(5)	398,337	398,212	3.94%	1,300	2029
Fresno Fashion Fair	323,609	323,460	3.67%	971	2026
Green Acres Commons(9)	128,696	128,006	4.81%	460	2021
Green Acres Mall	279,513	284,686	3.61%	1,447	2021
Kings Plaza Shopping Center(10)	429,285	437,120	3.67%	2,229	2019
Oaks, The	188,385	192,037	4.14%	1,064	2022
Pacific View	119,003	121,362	4.08%	668	2022
Queens Center	600,000	600,000	3.49%	1,744	2025
Santa Monica Place(11)	297,630	297,069	3.63%	845	2022
SanTan Village Regional Center(12)	219,057	121,585	4.34%	788	2029
Towne Mall	20,399	20,733	4.48%	117	2022
Tucson La Encantada	64,108	65,361	4.23%	368	2022
Victor Valley, Mall of	114,719	114,675	4.00%	380	2024
Vintage Faire Mall	253,869	258,207	3.55%	1,256	2026
	$4,294,633	$4,073,916

(1)The mortgage notes payable also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs were $12,202 and $13,053 at September 30, 2019 and December 31, 2018, respectively.
(2)The interest rate disclosed represents the effective interest rate, including the impact of debt premium and deferred finance costs.
(3)The monthly debt service represents the payment of principal and interest.
(4)The maturity date assumes that all extension options are fully exercised and that the Company does not opt to refinance the debt prior to these dates. These extension options are at the Company's discretion, subject to certain conditions, which the Company believes will be met.
(5)A 49.9% interest in the loan has been assumed by a third party in connection with the Company's joint venture in Chandler Freehold (See Note 12—Financing Arrangement).
(6)On June 27, 2019, the Company replaced the existing loan on the property with a new $256,000 loan that bears interest at an effective rate of 4.18% and matures on July 5, 2024.
(7)On January 10, 2019, the Company replaced the existing loan on the property with a new $300,000 loan that bears interest at an effective rate of 4.61% and matures on February 1, 2031.
(8)The loan includes unamortized debt premium of $1,004 and $1,701 at September 30, 2019 and December 31, 2018, respectively. The debt premium represents the excess of the fair value of debt over the principal value of debt assumed at acquisition and is amortized into interest expense over the remaining term of the loan in a manner that approximates the effective interest method.
(9)The loan bears interest at LIBOR plus 2.15%. At September 30, 2019 and December 31, 2018, the total interest rate was 4.81% and 5.06%, respectively.
(10)On October 24, 2019, the Company agreed to terms with a group of lenders to replace the existing loan on the property with a new $555,000 ten-year loan that will bear interest at 3.67%. The loan is expected to close during the three months ended December 31, 2019.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
10. Mortgage Notes Payable: (Continued)
(11)The loan bears interest at LIBOR plus 1.35%. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 4% during the period ending December 9, 2020 (See Note 5—Derivative Instruments and Hedging Activities). At September 30, 2019 and December 31, 2018, the total interest rate was 3.63% and 4.01%, respectively.
(12)On June 3, 2019, the Company’s joint venture in SanTan Village Regional Center replaced the existing loan on the property with a new $220,000 loan that bears interest at an effective rate of 4.34% and matures on July 1, 2029.
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
Total interest expense capitalized was $2,704 and $3,751 for the three months ended September 30, 2019 and 2018, respectively, and $7,557 and $12,752 for the nine months ended September 30, 2019 and 2018, respectively.
The estimated fair value (Level 2 measurement) of mortgage notes payable at September 30, 2019 and December 31, 2018 was $4,357,015 and $4,082,448, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.
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
Based on the Company's leverage level as of September 30, 2019, the borrowing rate on the facility was LIBOR plus 1.45%. The Company has four interest rate swap agreements that effectively convert a total of $400,000 of the outstanding balance from floating rate debt of LIBOR plus 1.45% to fixed rate debt of 4.30% until September 30, 2021 (See Note 5—Derivative Instruments and Hedging Activities). As of September 30, 2019 and December 31, 2018, borrowings under the line of credit were $750,000 and $910,000, respectively, less unamortized deferred finance costs of $3,259 and $5,145, respectively, at a total interest rate of 4.03% and 4.20%, respectively. As of September 30, 2019 and December 31, 2018, the Company's availability under the line of credit for additional borrowings was $749,719 and $589,719, respectively, The estimated fair value (Level 2 measurement) of the line of credit at September 30, 2019 and December 31, 2018 was $759,168 and $912,163, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
Prasada Note:
On March 29, 2013, the Company issued a $13,330 note payable that bore interest at 5.25% and was to mature on May 30, 2021. The note payable is collateralized by a portion of a development reimbursement agreement with the City of Surprise, Arizona. At September 30, 2019 and December 31, 2018, the note had a balance of $3,028 and $3,689, respectively. On October 7, 2019, the loan was paid off. The estimated fair value (Level 2 measurement) of the note at September 30, 2019 and December 31, 2018 was $3,058 and $3,690, respectively, based on current interest rates for comparable notes. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the collateral for the underlying debt.
As of September 30, 2019 and December 31, 2018, the Company was in compliance with all applicable financial loan covenants.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
12. Financing Arrangement:
On September 30, 2009, the Company formed a joint venture whereby a third party acquired a 49.9% interest in Chandler Fashion Center, a 1,318,000 square foot regional shopping center in Chandler, Arizona, and Freehold Raceway Mall, a 1,673,000 square foot regional shopping center in Freehold, New Jersey (collectively referred to herein as "Chandler Freehold"). As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the formation of Chandler Freehold, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The Company accounts for its investment in Chandler Freehold as a financing arrangement. The fair value (Level 3 measurement) of the financing arrangement obligation at September 30, 2019 and December 31, 2018 was based upon a terminal capitalization rate of 5.0% and 4.8%, respectively, a discount rate of 6.0% and 5.8%, respectively, and market rents per square foot of $35 to $115. The fair value of the financing arrangement obligation is sensitive to these significant unobservable inputs and a change in these inputs may result in a significantly higher or lower fair value measurement. Distributions to the partner, excluding distributions of excess loan proceeds, and changes in fair value of the financing arrangement obligation are recognized as interest (income) expense in the Company's consolidated statements of operations.
During the three and nine months ended September 30, 2019 and 2018, the Company incurred interest (income) expense in connection with the financing arrangement as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Distributions of the partner's share of net income	$1,278	$2,111	$5,157	$6,577
Distributions in excess of the partner's share of net income	2,118	1,754	6,071	4,803
Adjustment to fair value of financing arrangement obligation	(39,455)	(4,893)	(70,977)	(9,279)
	$(36,059)	$(1,028)	$(59,749)	$2,101
On June 27, 2019, the Company replaced the existing mortgage note payable on Chandler Fashion Center with a new $256,000 loan (See Note 10—Mortgage Notes Payable). In connection with the refinancing transaction, the Company distributed $27,945 of the excess loan proceeds to its joint venture partner, which was recorded as a reduction to the financing arrangement obligation.
13. Noncontrolling Interests:
The Company allocates net income of the Operating Partnership based on the weighted average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 93% ownership interest in the Operating Partnership as of September 30, 2019 and December 31, 2018. The remaining 7% limited partnership interest as of September 30, 2019 and December 31, 2018 was owned by certain of the Company's executive officers and directors, certain of their affiliates and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the 10 trading days ending on the respective balance sheet date. Accordingly, as of September 30, 2019 and December 31, 2018, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $334,845 and $448,116, respectively.
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
There were no repurchases under the 2017 Stock Buyback Program during the nine months ended September 30, 2019 or 2018. At September 30, 2019, there was $278,707 available under the 2017 Stock Buyback Program.
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
17. Commitments and Contingencies:
As of September 30, 2019, the Company was contingently liable for $100,814 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreements. At September 30, 2019, the Company had $12,277 in outstanding obligations, which it believes will be settled in the next twelve months.

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
The following are fees charged to unconsolidated joint ventures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Management fees	$4,746	$4,971	$13,897	$14,366
Development and leasing fees	4,288	3,970	11,094	10,895
	$9,034	$8,941	$24,991	$25,261
Certain mortgage notes on the properties are held by NML. NML was considered a related party due to its ownership interest in Broadway Plaza until it sold its ownership interest in the property to a third party on October 12, 2018. Interest expense in connection with these notes, during the period that NML was a related party, was $2,102 and $6,380 for the three and nine months ended September 30, 2018, respectively.
Interest (income) expense from related party transactions also includes $(36,059) and $(1,028) for the three months ended September 30, 2019 and 2018, respectively, and $(59,749) and $2,101 for the nine months ended September 30, 2019 and 2018, respectively, in connection with the Financing Arrangement (See Note 12—Financing Arrangement).
Due from affiliates includes unreimbursed costs and fees from unconsolidated joint ventures due to the Management Companies. As of September 30, 2019 and December 31, 2018, the amounts due from the unconsolidated joint ventures was $6,599 and $6,385, respectively.
In addition, due from affiliates at September 30, 2019 and December 31, 2018 included a note receivable from RED/303 LLC ("RED") that bore interest at 5.25% and was to mature on May 30, 2021. Interest income earned on this note was $44 and $55 for the three months ended September 30, 2019 and 2018, respectively, and $138 and $172 for the nine months ended September 30, 2019 and 2018, respectively. The balance on this note was $3,028 and $3,689 at September 30, 2019 and December 31, 2018, respectively. On October 7, 2019, the note receivable was paid off. RED is considered a related party because it is a partner in a joint venture development project. The note was collateralized by RED's membership interest in the development project.
Also included in due from affiliates at December 31, 2018 was a note receivable from Lennar Corporation that bore interest at LIBOR plus 2% and was to mature upon the completion of certain milestones in connection with the development of Fashion Outlets of San Francisco. As a result of those milestones not being completed, the Company elected to terminate the development agreement and the note was paid off on February 13, 2019. Interest income earned on this note was $808 for the three months ended September 30, 2018, and $1,112 and $2,330 for the nine months ended September 30, 2019 and 2018, respectively. The balance on this note, including interest, was $75,107 at December 31, 2018. Lennar Corporation was considered a related party because it was a joint venture partner in the project.

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
During the nine months ended September 30, 2019, the Company granted the following LTIP Units:

Grant Date	Units	Type	Fair Value per LTIP Unit	Vest Date
1/1/2019	81,732	Service-based	$43.28	12/31/2021
1/1/2019	250,852	Market-indexed	$29.25	12/31/2021
9/1/2019	4,393	Service-based	$28.53	8/31/2022
9/1/2019	6,454	Market-indexed	$19.42	8/31/2022
	343,431
The fair value of the market-indexed LTIP Units (Level 3) granted on January 1, 2019 was estimated on the date of grant using a Monte Carlo Simulation model that assumed a risk free interest rate of 2.46% and an expected volatility of 23.52%. The fair value of the market-indexed LTIP Units (Level 3) granted on September 1, 2019 was estimated on the date of grant using a Monte Carlo Simulation model that assumed a risk free interest rate of 1.42% and an expected volatility of 24.91%.
The following table summarizes the activity of the non-vested LTIP Units, phantom stock units and stock units:

	LTIP Units		Phantom Stock Units		Stock Units
	Units	Value(1)	Units	Value(1)	Units	Value(1)
Balance at January 1, 2019	661,578	$48.38	—	$—	129,457	$64.21
Granted	343,431	32.40	21,580	41.61	159,116	37.57
Vested	(7,654)	59.85	(12,756)	42.87	(83,341)	63.63
Forfeited	(14,635)	34.26	—	—	(5,245)	51.48
Balance at September 30, 2019	982,720	$42.91	8,824	$39.79	199,987	$43.59

(1) Value represents the weighted average grant date fair value.
The following table summarizes the activity of the stock options outstanding:

	Stock Options
	Units	Value(1)
Balance at January 1, 2019	35,565	$57.32
Granted	—	—
Exercised	—	—
Balance at September 30, 2019	35,565	$57.32

(1) Value represents the weighted average exercise price.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
19. Share and Unit-Based Plans: (Continued)
The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
LTIP Units	$2,498	$3,440	$8,859	$21,823
Stock units	632	972	3,836	5,717
Stock options	—	32	51	94
Phantom stock units	185	172	607	585
	$3,315	$4,616	$13,353	$28,219
The Company capitalized share and unit-based compensation costs of $993 and $1,062 for the three months ended September 30, 2019 and 2018, respectively, and $3,598 and $5,575 for the nine months ended September 30, 2019 and 2018, respectively. Unrecognized compensation costs of share and unit-based plans at September 30, 2019 consisted of $4,159 from LTIP Units, $3,657 from stock units and $351 from phantom stock units.
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
The income tax provision of the TRSs are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Current	$(89)	$—	$83	$439
Deferred	(589)	(466)	(1,786)	1,360
Total income tax (expense) benefit	$(678)	$(466)	$(1,703)	$1,799
The net operating loss ("NOL") carryforwards generated through the 2017 tax year are scheduled to expire through 2037, beginning in 2025. Pursuant to the Tax Cuts and Jobs Act of 2017, NOLs generated in 2018 and subsequent tax years carryforward indefinitely subject to the 80% of taxable income limitation. Net deferred tax assets of $30,643 and $32,197 were included in deferred charges and other assets, net at September 30, 2019 and December 31, 2018, respectively.
The tax years 2015 through 2018 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next twelve months.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
21. Subsequent Events:
On October 24, 2019, the Company announced a dividend/distribution of $0.75 per share for common stockholders and OP Unit holders of record on November 8, 2019. All dividends/distributions will be paid 100% in cash on December 3, 2019.
On October 24, 2019, the Company agreed to terms with a group of lenders to replace the existing loan on Kings Plaza Shopping Center with a new $555,000 ten-year loan that will bear interest at 3.67%. The loan is expected to close during the three months ended December 31, 2019.

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
This Quarterly Report on Form 10-Q of The Macerich Company (the "Company") contains or incorporates statements that constitute forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words, such as "may," "will," "could," "should," "expects," "anticipates," "intends," "projects," "predicts," "plans," "believes," "seeks," "estimates," "scheduled" and variations of these words and similar expressions. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. Forward-looking statements appear in a number of places in this Form 10-Q and include statements regarding, among other matters:
•expectations regarding the Company's growth;
•the Company's beliefs regarding its acquisition, redevelopment, development, leasing and operational activities and opportunities, including the performance and financial stability of its retailers;
•the Company's acquisition, disposition and other strategies;
•regulatory matters pertaining to compliance with governmental regulations;
•the Company's capital expenditure plans and expectations for obtaining capital for expenditures;
•the Company's expectations regarding income tax benefits;
•the Company's expectations regarding its financial condition or results of operations; and
•the Company's expectations for refinancing its indebtedness, entering into and servicing debt obligations and entering into joint venture arrangements.
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
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P. (the "Operating Partnership"). As of September 30, 2019, the Operating Partnership owned or had an ownership interest in 47 regional shopping centers and five community/power shopping centers aggregating approximately 51 million square feet of gross leasable area. These 52 regional and community/power shopping centers are referred to hereinafter as the "Centers," unless the context otherwise requires. The property management, leasing and redevelopment of the Company's portfolio is provided by the Company's seven management companies (collectively referred to herein as the "Management Companies"). The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Management Companies.

The following discussion is based primarily on the consolidated financial statements of the Company for the three and nine months ended September 30, 2019 and 2018. It compares the results of operations for the three months ended September 30, 2019 to the results of operations for the three months ended September 30, 2018. It also compares the results of operations and cash flows for the nine months ended September 30, 2019 to the results of operations and cash flows for the nine months ended September 30, 2018.
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
On March 1, 2018, the Company formed a 25/75 joint venture with Hudson Pacific Properties, whereby the Company agreed to contribute Westside Pavilion (referred to hereafter as "One Westside"), a 680,000 square foot regional shopping center in Los Angeles, California, in exchange for $142.5 million. The Company completed the sale of the 75% ownership interest in the property to Hudson Pacific Properties on August 31, 2018, resulting in a gain on sale of assets of $46.2 million. The sales price was funded by a cash payment of $36.9 million and the assumption of a pro rata share of the mortgage note payable on the property of $105.6 million. The Company used the proceeds to fund its share of the cost to defease the mortgage note payable on the property (See "Financing Activities"). From March 1, 2018 to the completion of the sale, the Company accounted for its interest in the property as a collaborative arrangement (See Note 15—Collaborative Arrangement in the Company's Notes to the Consolidated Financial Statements). Upon completion of the sale, the Company has accounted for its ownership interest in the property under the equity method of accounting.
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
On August 31, 2018, concurrent with the sale of the ownership interest in One Westside (See "Acquisitions and Dispositions"), the Company's joint venture defeased the $140.8 million mortgage note payable on the property by providing a $149.2 million portfolio of marketable securities as replacement collateral in lieu of the property. The Company funded its $37.3 million share of the purchase price of the marketable securities portfolio with the proceeds from the sale of the ownership interest in the property.
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
On July 25, 2019, the Company's joint venture in Fashion District Philadelphia amended the existing loan on the joint venture to allow for additional borrowings up to $100.0 million at LIBOR plus 2.00%. Concurrent with the amendment, the joint venture borrowed an additional $26.0 million. On August 16, 2019, the joint venture borrowed an additional $25.0 million. The Company used its share of the additional proceeds to pay down its line of credit and for general corporate purposes.
On September 12, 2019, the Company’s joint venture in Tysons Tower placed a new $190.0 million loan on the property that bears interest at an effective rate of 3.38% and matures on October 11, 2029. The Company used its share of the proceeds to pay down its line of credit and for general corporate purposes.
On October 24, 2019, the Company agreed to terms with a group of lenders to replace the existing loan on Kings Plaza Shopping Center with a new $555.0 million ten-year loan that will bear interest at 3.67%. The loan is expected to close during the three months ended December 31, 2019.
Redevelopment and Development Activities:
On September 19, 2019, the Company's joint venture with Pennsylvania REIT completed the redevelopment of Fashion District Philadelphia, an 850,000 square foot regional shopping center in Philadelphia, Pennsylvania. The project is expected to be 70% occupied by holiday 2019. The total cost of the project is estimated to be between $400.0 million and $420.0 million, with $200.0 million to $210.0 million estimated to be the Company's pro rata share. The Company has funded $175.4 million of the total $350.8 million incurred by the joint venture as of September 30, 2019.
The Company's joint venture in Scottsdale Fashion Square is redeveloping a former Barney's store and an 80,000 square foot exterior expansion. The project is expected to be completed in 2019. The total cost of the project is estimated to be between $140.0 million and $160.0 million, with $70.0 million to $80.0 million estimated to be the Company's pro rata share. The Company has funded $36.0 million of the total $72.0 million incurred by the joint venture as of September 30, 2019.
The Company's joint venture with Hudson Pacific Properties is redeveloping One Westside into 584,000 square feet of creative office space and 96,000 square feet of dining and entertainment space. The entire creative office space has been leased to Google and is expected to be completed in 2022. The total cost of the project is estimated to be between $500.0 million and $550.0 million, with $125.0 million to $137.5 million estimated to be the Company's pro rata share. The Company has funded $45.7 million of the total $182.9 million incurred by the joint venture as of September 30, 2019.
On September 6, 2018, the Company formed a 50/50 joint venture with Simon Property Group to develop Los Angeles Premium Outlets, a premium outlet center in Carson, California that is planned to open with approximately 400,000 square feet, followed by an additional 165,000 square feet in the second phase. The first phase of the project is expected to be completed in fall 2021. The Company has funded $28.8 million of the total $57.7 million incurred by the joint venture as of September 30, 2019.

In connection with the closures and lease rejections of several Sears stores owned or partially owned by the Company, the Company anticipates spending between $130.0 million to $160.0 million at the Company’s pro rata share to redevelop the Sears stores. The anticipated openings of such redevelopments are expected to occur over several years. The estimated range of redevelopment costs could increase if the Company or its joint venture decide to expand the scope of the redevelopments.
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
The new standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Initial direct costs include the salaries and related costs for employees directly working on leasing activities. Prior to January 1, 2019, these costs were capitalizable and therefore the new lease standard resulted in certain of these costs being expensed as incurred. For comparison purposes, the Company has reclassified leasing costs that were included in management companies' operating expenses to leasing expenses for the three and nine months ended September 30, 2018, to conform to the presentation for the three and nine months ended September 30, 2019. Upon adoption of the new standard, the Company has presented all revenues associated with leases as leasing revenue on its consolidated statement of operations. For comparison purposes, the Company has reclassified minimum rents, percentage rents, tenant recoveries and other leasing income to leasing revenue for the three and nine months ended September 30, 2018, to conform to the presentation for the three and nine months ended September 30, 2019. The new standard also requires the Company to reduce leasing revenue for credit losses associated with lease receivables. In addition, straight-line rent receivables are written off when the Company believes there is uncertainty regarding a tenant's ability to complete the term of the lease. As a result, the Company recognized a cumulative effect adjustment of $2.2 million upon adoption for the write off of straight-line rent receivables of tenants that were in litigation or bankruptcy. The standard also requires that the provision for bad debts relating to leases be presented as a reduction of leasing revenue. For the three and nine months ended September 30, 2018, the provision for bad debts is included in shopping center and operating expenses.
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
The Company records its Financing Arrangement (See Note 12—Financing Arrangement in the Company's Notes to the Consolidated Financial Statements) obligation at fair value on a recurring basis with changes in fair value being recorded as interest expense in the Company’s consolidated statements of operations. The fair value is determined based on a discounted cash flow model, with the significant unobservable inputs including the multiple of net operating income, discount rate, and market rents. The fair value of the Financing Arrangement obligation is sensitive to these significant unobservable inputs and a change in these inputs may result in a significantly higher or lower fair value measurement.
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
For the comparison of the three and nine months ended September 30, 2019 to the three and nine months ended September 30, 2018, the Redevelopment Properties are Paradise Valley Mall and certain ground up developments. For the comparison of the three and nine months ended September 30, 2019 to the three and nine months ended September 30, 2018, the JV Transition Center is One Westside. For the comparison of the three and nine months ended September 30, 2019 to the three and nine months ended September 30, 2018, the Disposition Property is Promenade at Casa Grande.
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

Tenant sales per square foot increased from $707 for the twelve months ended September 30, 2018 to $800 for the twelve months ended September 30, 2019. Occupancy rate decreased from 95.1% at September 30, 2018 to 93.8% at September 30, 2019. Releasing spreads remained positive as the Company was able to lease available space at higher average rents than the expiring rental rates, resulting in a releasing spread of $4.59 per square foot ($60.04 on new and renewal leases executed compared to $55.45 on leases expiring), representing an 8.3% increase for the trailing twelve months ended September 30, 2019. The Company expects that releasing spreads will continue to be positive for the remainder of 2019 as it renews or relets leases that are scheduled to expire. These leases that are scheduled to expire in the next twelve months represent 0.9 million square feet of the Centers, accounting for 12.5% of the gross leasable area ("GLA") of mall stores and freestanding stores, for spaces 10,000 square feet and under, as of September 30, 2019. These calculations exclude Centers under development or redevelopment and property dispositions (See "Acquisitions and Dispositions" and "Redevelopment and Development Activities" in Management's Overview and Summary).
During the trailing twelve months ended September 30, 2019, the Company signed 271 new leases and 411 renewal leases comprising approximately 1.0 million square feet of GLA, of which 0.7 million square feet related to the consolidated Centers. The annual initial average base rent for new and renewal leases was $60.04 per square foot for the trailing twelve months ended September 30, 2019 with an average tenant allowance of $32.76 per square foot.
Outlook
The Company has a long-term four-pronged business strategy that focuses on the acquisition, leasing and management, redevelopment and development of Regional Shopping Centers. Although the Company believes that overall regional shopping center fundamentals in its markets appear reasonably strong, the Company expects that its results for 2019 will be negatively impacted by rising interest rates and anticipated Anchor closures and tenant bankruptcies, among other factors.
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
In recent years, a number of companies in the retail industry, including some of the Company’s Anchors, have declared bankruptcy, gone out of business or significantly reduced the number of their retail stores. Store closures by an Anchor may impact the Company’s Centers more holistically by causing other tenants, including Anchors, to terminate their leases, receive reduced rent or cease operating their stores at the Center.
On October 15, 2018, Sears filed for bankruptcy and announced additional store closings. At the time of the bankruptcy filing, the Company had twenty-one Sears stores in its portfolio totaling approximately 3.1 million square feet and accounting for less than 1% of the Company’s total leasing revenue. The twenty-one stores included seven owned by the Company, nine owned by the Company’s joint venture with Seritage Growth Properties (“Seritage”), one store that was owned by Sears and four stores that were owned by Seritage. Although, in the short-term, the bankruptcy of an Anchor such as Sears may lead to lost base rent and the triggering of co-tenancy clauses, there is also the potential to create additional future value through the recapturing of space and releasing that space to new tenants at higher rent per square foot, which the Company has demonstrated through its joint venture with Seritage and the completed redevelopment of a former Sears store at Kings Plaza Shopping Center in July 2018.
As of September 30, 2019, the Company recaptured ten Sears locations, including seven through its joint venture with Seritage, through formal lease rejections and lease terminations. The Company currently anticipates aggregate redevelopment investments at these locations of $130.0 million to $160.0 million (at the Company's pro rata share) over the next several years. New tenants are expected to open at several projects in late 2020.
On September 29, 2019, Forever 21, Inc. filed for Chapter 11 bankruptcy. At the time of the bankruptcy filing, the Company had 29 Forever 21 stores in its portfolio totaling approximately 1.2 million square feet. As of December 31, 2018, Forever 21 stores represented 2.5% of total minimum and percentage rental revenues of the Company. The Company is in ongoing discussion with Forever 21 regarding the status of those stores. Based on a court filing dated October 28, 2019, the Company expects that four of the Forever 21 stores will close, three of which are owned by the Company (Danbury Fair Mall, Arrowhead Towne Center and Pacific View), and one of which is not owned by the Company (Vintage Faire Mall). The Company anticipates that it may provide certain rent concessions in connection with a number of the remaining stores.

Comparison of Three Months Ended September 30, 2019 and 2018
Revenues:
Leasing revenue decreased by $10.0 million, or 4.5%, from 2018 to 2019. The decrease in leasing revenue is attributed to decreases of $9.1 million from the Same Centers, $0.6 million from the JV Transition Center and $0.3 million from the Redevelopment Properties. Leasing revenue includes the amortization of above and below-market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below-market leases increased from $0.7 million in 2018 to $2.4 million in 2019. The amortization of straight-line rents decreased from $3.5 million in 2018 to $3.2 million in 2019. Lease termination income decreased from $3.7 million in 2018 to $0.7 million in 2019. Leasing revenue also includes a provision for bad debts of $2.9 million in 2019 (See "Other Transactions and Events" in Management's Overview and Summary). The decrease in leasing revenue at the Same Centers is primarily due to the inclusion of the provision for bad debts in 2019 and decreases in lease termination income and property tax recoveries.
Management Companies' revenue decreased from $11.1 million in 2018 to $10.0 million in 2019. The decrease in Management Companies' revenue is primarily due to a decrease in development fees from unconsolidated joint ventures.
Shopping Center and Operating Expenses:
Shopping center and operating expenses decreased $2.8 million, or 3.8%, from 2018 to 2019. The decrease in shopping center and operating expenses is attributed to decreases of $2.6 million from the Same Centers and $0.2 million from the Redevelopment Properties. The decrease in shopping center and operating expenses at the Same Centers is primarily due to the exclusion of bad debt expense in 2019 (See "Other Transactions and Events" in Management's Overview and Summary).
Leasing Expenses:
Leasing expenses increased from $2.6 million in 2018 to $7.2 million in 2019. The increase in leasing expenses is due to the Company's adoption of ASC 842 in 2019 (See "Other Transactions and Events" in Management's Overview and Summary).
Management Companies' Operating Expenses:
Management Companies' operating expenses decreased $3.4 million from 2018 to 2019 primarily due to a decrease in payroll and share and unit-based compensation expense.
REIT General and Administrative Expenses:
REIT general and administrative expenses decreased $0.2 million from 2018 to 2019.
Depreciation and Amortization:
Depreciation and amortization increased $1.0 million from 2018 to 2019. The increase in depreciation and amortization is attributed to an increase of $1.0 million from the Same Centers and $0.1 million from the Redevelopment Properties offset in part by a decrease of $0.1 million from the JV Transition Center.
Interest (Income) Expense:
Interest expense decreased $30.1 million from 2018 to 2019. The decrease in interest expense is attributed to a decrease of $35.0 million from the Financing Arrangement (See "Other Transactions and Events" in Management's Overview and Summary) and $0.1 million from the JV Transition Center offset in part by increases of $4.0 million from the Same Centers and $1.0 million from the borrowings under the Company's line of credit. The decrease in interest expense from the Financing Arrangement is primarily due to the change in fair value of the underlying properties and the mortgage notes payable on the underlying properties.
Equity in Income of Unconsolidated Joint Ventures:
Equity in income of unconsolidated joint ventures decreased $4.2 million from 2018 to 2019. The decrease in equity in income of unconsolidated joint ventures is primarily due to the gain on the sale of The Market at Estrella Falls in 2018 (See "Acquisitions and Dispositions" in Management's Overview and Summary).
(Loss) Gain on Sale or Write Down of Assets, net:
The (loss) gain on sale or write down of assets, net changed to a loss of $0.1 million in 2019 from a gain of $46.5 million in 2018. The change in (loss) gain on sale or write down of assets, net is primarily due to the gain of $46.2 million on the sale of a 75% ownership interest in One Westside in 2018 (See "Acquisitions and Dispositions" in Management's Overview and Summary).

Net Income:
Net income decreased $31.2 million from 2018 to 2019. The decrease in net income is primarily due the change in (loss) gain on sale or write down of assets, net, as discussed above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold decreased 10.9% from $149.6 million in 2018 to $133.2 million in 2019. For a reconciliation of net income attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold and FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold, see "Funds From Operations ("FFO")" below.
Comparison of Nine Months Ended September 30, 2019 and 2018
Revenues:
Leasing revenue decreased by $23.1 million, or 3.5%, from 2018 to 2019. The decrease in leasing revenue is attributed to decreases of $16.3 million from the Same Centers, $3.5 million from the JV Transition Center, $2.3 million from the Disposition Property and $1.0 million from the Redevelopment Properties. The amortization of above and below-market leases increased from $2.5 million in 2018 to $7.0 million in 2019. Straight-line rents decreased from $8.9 million in 2018 to $7.1 million in 2019. Lease termination income decreased from $7.2 million in 2018 to $3.9 million in 2019. Leasing revenue also includes a provision for bad debts of $6.8 million in 2019 (See "Other Transactions and Events" in Management's Overview and Summary). The decrease in leasing revenue at the Same Centers is primarily due to the inclusion of the provision for bad debts in 2019 and a decrease in lease termination income.
Management Companies' revenue decreased from $32.1 million in 2018 to $29.3 million in 2019.
Shopping Center and Operating Expenses:
Shopping center and operating expenses decreased $11.7 million, or 5.4%, from 2018 to 2019. The decrease in shopping center and operating expenses is attributed to decreases of $8.3 million from the Same Centers, $1.5 million from the JV Transition Center, $1.2 million from the Disposition Property and $0.7 million from the Redevelopment Properties. The decrease in shopping center and operating expenses at the Same Centers is primarily due to the exclusion of bad debt expense in 2019 (See "Other Transactions and Events" in Management's Overview and Summary).
Leasing Expenses:
Leasing expenses increased from $8.6 million in 2018 to $22.3 million in 2019. The increase in leasing expenses is due to the Company's adoption of ASC 842 in 2019 (See "Other Transactions and Events" in Management's Overview and Summary).
Management Companies' Operating Expenses:
Management Companies' operating expenses decreased $22.0 million from 2018 to 2019. The decrease is attributed to a one-time charge of $12.7 million in connection with the Company's reduction in work force in 2018 (See "Other Transactions and Events" in Management's Overview and Summary) and the subsequent reduction in payroll and share and unit-based compensation costs.
REIT General and Administrative Expenses:
REIT general and administrative expenses decreased $1.6 million from 2018 to 2019 due to a reduction in compensation costs.
Costs Related to Shareholder Activism:
The Company incurred $19.4 million in costs related to shareholder activism in 2018 (See "Other Transactions and Events" in Management's Overview and Summary).
Depreciation and Amortization:
Depreciation and amortization increased $6.0 million from 2018 to 2019. The increase in depreciation and amortization is attributed to an increase of $8.1 million from the Same Centers offset in part by decreases of $1.3 million from the JV Transition Center, $0.7 million from the Disposition Property and $0.1 million from the Redevelopment Properties.

Interest (Income) Expense:
Interest expense decreased $46.2 million from 2018 to 2019. The decrease in interest expense was attributed to decreases of $61.9 million from the Financing Arrangement (See "Other Transactions and Events" in Management's Overview and Summary) and $1.0 million from the JV Transition Center offset in part by increases of $10.7 million from the Same Centers, $5.1 million from borrowings under the Company's line of credit and $0.9 million from the Redevelopment Properties. The decrease in interest expense from the Financing Arrangement is primarily due to the change in fair value of the underlying properties and the mortgage notes payable on the underlying properties. The increase in interest expense at the Same Centers is primarily due to the new loans on Fashion Outlets of Chicago, Chandler Fashion Center and SanTan Village Regional Center in 2019 (See "Financing Activities" in Management's Overview and Summary).
Equity in Income of Unconsolidated Joint Ventures:
Equity in income of unconsolidated joint ventures decreased $17.2 million from 2018 to 2019. The decrease in equity in income of unconsolidated joint ventures is primarily due to the write-down of intangible assets as a result of lease terminations at the Company's joint venture with Seritage in 2019, the gain on the sale of The Market at Estrella Falls in 2018 (See "Acquisitions and Dispositions" in Management's Overview and Summary), the gain on the sale of an ownership interest in an office building at Fashion District Philadelphia in 2018 (See "Acquisitions and Dispositions" in Management's Overview and Summary) and interest expense from the loan placed on Broadway Plaza in 2018 (See "Financing Activities" in Management's Overview and Summary).
Loss on Sale or Write Down of Assets, net:
Loss on sale or write down of assets, net increased $15.0 million from 2018 to 2019. The increase in loss on sale or write down of assets, net is primarily due to the gain of $46.2 million on the sale of a 75% ownership interest in One Westside in 2018 (See "Acquisitions and Dispositions" in Management's Overview and Summary), an increase in $12.1 million in the write down of development costs in 2019 and the decrease in gain on land sales in 2019, offset in part by the $46.6 million in impairment losses on SouthPark Mall, Promenade at Casa Grande, Southridge Center and two freestanding stores in 2018. The impairment losses were due to the reduction in the estimated holding periods of the properties.
Net Income:
Net income increased $17.1 million from 2018 to 2019. The increase in net income is primarily due to the $19.4 million in costs related to shareholder activism in 2018, as discussed above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold decreased 2.5% from $398.8 million in 2018 to $388.8 million in 2019. For a reconciliation of net income (loss) attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold and FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold, see "Funds From Operations ("FFO")" below.
Operating Activities:
Cash provided by operating activities increased $24.8 million from 2018 to 2019. The increase is primarily due to the changes in assets and liabilities and the results, as discussed above.
Investing Activities:
Cash provided by investing activities decreased $239.6 million from 2018 to 2019. The decrease in cash provided by investing activities is primarily attributed to decreases in distributions from unconsolidated joint ventures of $305.5 million and proceeds from the sale of assets of $81.8 million, offset in part by an increase in proceeds from notes receivable of $65.0 million, a decrease in contributions to unconsolidated joint ventures of $29.7 million, a decrease in development, redevelopment, expansion and renovations of properties of $28.4 million and a decrease in property improvements of $11.7 million.
The decrease in distributions from unconsolidated joint ventures is primarily due to the distribution of the Company's share of proceeds from the loans placed on Broadway Plaza and Fashion District Philadelphia (See "Financing Activities" in Management's Overview and Summary) and the sale of an ownership interest in an office building at Fashion District Philadelphia (See "Acquisitions and Dispositions" in Management's Overview and Summary) in 2018, offset in part by the Company's share of loan proceeds from the new loan on Tysons Tower in 2019. The increase in proceeds from notes receivable is due to the repayment of the note receivable from the Lennar Corporation in 2019 (See Note 18—Related Party Transactions in the Company's Notes to the Consolidated Financial Statements).
Financing Activities:
Cash used in financing activities decreased $171.7 million from 2018 to 2019. The decrease in cash used in financing activities is primarily due to an increase in proceeds from mortgages, bank and other notes payable of $781.0 million, offset in part by an increase in payments on mortgages, bank and other notes payable of $558.4 million, the payment on the Financing Arrangement of $27.9 million in 2019 and an increase in dividends and distributions of $19.9 million.
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

	For the Nine Months Ended September 30,
(Dollars in thousands)	2019	2018
Consolidated Centers:
Acquisitions of property, building improvement and equipment	$19,330	$31,055
Development, redevelopment, expansions and renovations of Centers	83,142	128,654
Tenant allowances	14,763	9,059
Deferred leasing charges	1,977	13,836
	$119,212	$182,604
Joint Venture Centers:
Acquisitions of property, building improvement and equipment	$7,793	$8,801
Development, redevelopment, expansions and renovations of Centers	152,881	103,581
Tenant allowances	6,922	4,596
Deferred leasing charges	2,725	6,841
	$170,321	$123,819
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
The Company has also generated liquidity in the past, and may continue to do so in the future, through equity offerings and issuances, property refinancings, joint venture transactions and the sale of non-core assets. For example, the Company's sales of ownership interests in One Westside and an office building at Fashion District Philadelphia (See "Acquisitions and Dispositions" in Management's Overview and Summary), the sales of The Market at Estrella Falls and Promenade at Casa Grande, and the financing of Fashion Outlets of Chicago, Fashion District Philadelphia, Broadway Plaza, SanTan Village Regional Center, Chandler Fashion Center and Tysons Tower (See "Financing Activities" in Management's Overview and Summary). The Company used the proceeds from these transactions to pay down its line of credit and for other general corporate purposes. Furthermore, the Company has filed a shelf registration statement, which registered an unspecified amount of common stock, preferred stock, depositary shares, debt securities, warrants, rights, stock purchase contracts and units that may be sold from time to time by the Company. The Company expects any additional repurchases of the Company's common stock under the 2017 Stock Buyback Program to be funded by future sales of non-core assets, borrowings under its line of credit and/or refinancing transactions.

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
The Company's total outstanding loan indebtedness, which includes mortgages and other notes payable, at September 30, 2019 was $8.0 billion (consisting of $5.0 billion of consolidated debt, less $360.6 million of noncontrolling interests, plus $3.3 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand.
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
The Company has a $1.5 billion revolving line of credit facility that bears interest at LIBOR plus a spread of 1.30% to 1.90%, depending on the Company's overall leverage level, and matures on July 6, 2020 with a one-year extension option. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2.0 billion. All obligations under the facility are unconditionally guaranteed only by the Company. Based on the Company's leverage level as of September 30, 2019, the borrowing rate on the facility was LIBOR plus 1.45%. The Company has four interest rate swap agreements that effectively convert a total of $400.0 million of the outstanding balance from floating rate debt of LIBOR plus 1.45% to fixed rate debt of 4.30% until September 30, 2021. At September 30, 2019, total borrowings under the line of credit were $750.0 million less unamortized deferred finance costs of $3.3 million with a total interest rate of 4.03%. The Company's availability under the line of credit was $749.7 million at September 30, 2019.
Cash dividends and distributions for the nine months ended September 30, 2019 were $359.4 million. A total of $272.0 million was funded by operations. The remaining $87.4 million was funded from distributions from unconsolidated joint ventures, which were included in the cash flows from investing activities section of the Company's Consolidated Statement of Cash Flows.
At September 30, 2019, the Company was in compliance with all applicable loan covenants under its agreements.
At September 30, 2019, the Company had cash and cash equivalents of $98.3 million.
Off-Balance Sheet Arrangements:
The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the consolidated balance sheets of the Company as investments in unconsolidated joint ventures.
As of September 30, 2019, one of the Company's joint ventures has $150.5 million of debt that could become recourse to the Company, should the joint venture be unable to discharge the obligation of the related debt.
Additionally, as of September 30, 2019, the Company was contingently liable for $100.8 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Contractual Obligations:
The following is a schedule of contractual obligations as of September 30, 2019 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)(1)	$5,941,557	$622,742	$2,098,558	$895,174	$2,325,083
Lease liabilities(2)	222,480	5,026	46,699	30,340	140,415
Purchase obligations(3)	12,277	12,277	—	—	—
Other long-term liabilities	266,855	207,982	14,131	11,458	33,284
	$6,443,169	$848,027	$2,159,388	$936,972	$2,498,782
__________________________________________________________
(1)Interest payments on floating rate debt were based on rates in effect at September 30, 2019.
(2)See Note 8—Leases in the Company's Notes to the Consolidated Financial Statements.
(3)See Note 17—Commitments and Contingencies in the Company's Notes to the Consolidated Financial Statements.

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
Beginning during the first quarter 2018, the Company revised its definition of FFO so that FFO excluded the impact of the financing expense in connection with Chandler Freehold. Beginning in the third quarter of 2019, the Company now presents a separate non-GAAP measure - FFO excluding financing expense in connection with Chandler Freehold. The Company has revised the FFO presentation for the three and nine months ended September 30, 2018 to conform to the current presentation.
The Company accounts for its joint venture in Chandler Freehold as a financing arrangement. In connection with this treatment, the Company recognizes financing expense on (i) the changes in fair value of the financing arrangement obligation, (ii) any payments to the joint venture partner equal to their pro rata share of net income and (iii) any payments to the joint venture partner less than or in excess of their pro rata share of net income. The Company excludes from its definition of FFO the noted expenses related to the changes in fair value and for the payments to the joint venture partner less than or in excess of their pro rata share of net income.
The Company also presents FFO excluding financing expense in connection with Chandler Freehold, loss on extinguishment of debt, net and costs related to shareholder activism.
FFO and FFO on a diluted basis are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization, as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. The Company believes that such a presentation also provides investors with a meaningful measure of its operating results in comparison to the operating results of other REITs. In addition, the Company believes that FFO excluding financing expense in connection with Chandler Freehold, non-routine costs associated with extinguishment of debt and costs related to shareholder activism provide useful supplemental information regarding the Company’s performance as they show a more meaningful and consistent comparison of the Company’s operating performance and allows investors to more easily compare the Company’s results. The Company further believes that FFO on a diluted basis is a measure investors find most useful in measuring the dilutive impact of outstanding convertible securities.
The Company believes that FFO does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as defined by GAAP, and is not indicative of cash available to fund all cash flow needs. The Company also cautions that FFO, as presented, may not be comparable to similarly titled measures reported by other real estate investment trusts.

Funds From Operations ("FFO") (Continued)
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
The following reconciles net income attributable to the Company to FFO and FFO-diluted attributable to common stockholders and unit holders-basic and diluted, excluding financing expense in connection with Chandler Freehold, loss on extinguishment of debt, net and costs related to shareholder activism, for the three and nine months ended September 30, 2019 and 2018 (dollars and shares in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to the Company	$46,371	$74,028	$69,929	$48,271
Adjustments to reconcile net income attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted:
Noncontrolling interests in the Operating Partnership	3,427	5,432	5,151	3,544
Loss (gain) on sale or write down of assets, net—consolidated assets	131	(46,516)	15,506	514
Add: noncontrolling interests share of (loss) gain on sale or write down of assets—consolidated assets	—	—	(3,369)	580
Add: gain on sale of undepreciated assets—consolidated assets	81	2,060	615	3,415
(Gain) loss on sale or write down of assets—unconsolidated joint ventures, net(1)	(3)	(2,968)	381	(3,014)
Add: gain on sale of undepreciated assets—unconsolidated joint ventures(1)	—	2,151	—	373
Depreciation and amortization—consolidated assets	82,787	81,803	246,640	240,608
Less: noncontrolling interests in depreciation and amortization—consolidated assets	(3,746)	(3,670)	(11,067)	(10,946)
Depreciation and amortization—unconsolidated joint ventures(1)	45,465	43,850	141,670	130,030
Less: depreciation on personal property	(3,934)	(3,453)	(11,733)	(10,120)
FFO attributable to common stockholders and unit holders—basic and diluted	170,579	152,717	453,723	403,255
Financing expense in connection with Chandler Freehold	(37,337)	(3,139)	(64,906)	(4,476)
FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold—basic and diluted	133,242	149,578	388,817	398,779
Loss on extinguishment of debt, net—consolidated assets	—	—	351	—
Costs related to shareholder activism	—	—	—	19,369
FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold, loss on extinguishment of debt, net and costs related to shareholder activism—basic and diluted	$133,242	$149,578	$389,168	$418,148
Weighted average number of FFO shares outstanding for:
FFO attributable to common stockholders and unit holders—basic(2)	151,784	151,574	151,740	151,476
Adjustments for impact of dilutive securities in computing FFO—diluted:
Share and unit based compensation plans	—	—	—	5
FFO attributable to common stockholders and unit holders—diluted(3)	151,784	151,574	151,740	151,481
(1)     Unconsolidated joint ventures are presented at the Company's pro rata share.
(2)     Calculated based upon basic net income as adjusted to reach basic FFO. Includes 10.4 million OP Units for the three and nine months ended September 30, 2019 and 2018, respectively.
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
The following table sets forth information as of September 30, 2019 concerning the Company's long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the twelve months ended September 30,
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long-term debt:
Fixed rate	$465,056	$584,819	$358,203	$25,768	$378,058	$2,066,955	$3,878,859	$3,929,788
Average interest rate	3.51%	4.56%	4.08%	4.15%	4.05%	3.83%	3.95%
Floating rate	—	880,000	—	300,000	—	—	1,180,000	1,189,453
Average interest rate	—%	4.07%	—%	3.38%	—%	—%	3.89%
Total debt—Consolidated Centers	$465,056	$1,464,819	$358,203	$325,768	$378,058	$2,066,955	$5,058,859	$5,119,241
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long-term debt (at Company's pro rata share):
Fixed rate	$38,463	$149,986	$51,402	$643,397	$400,516	$1,765,091	$3,048,855	$3,070,943
Average interest rate	3.69%	3.81%	3.75%	3.47%	4.11%	3.88%	3.81%
Floating rate	—	15,000	51,183	180,500	9,400	—	256,083	258,718
Average interest rate	—%	3.29%	3.86%	3.97%	3.89%	—%	3.90%
Total debt—Unconsolidated Joint Venture Centers	$38,463	$164,986	$102,585	$823,897	$409,916	$1,765,091	$3,304,938	$3,329,661
The consolidated Centers' total fixed rate debt at September 30, 2019 and December 31, 2018 was $3.9 billion and $3.5 billion, respectively. The average interest rate on such fixed rate debt at September 30, 2019 and December 31, 2018 was 3.95% and 3.82%, respectively. The consolidated Centers' total floating rate debt at September 30, 2019 and December 31, 2018 was $1.2 billion and $1.5 billion, respectively. The average interest rate on such floating rate debt at September 30, 2019 and December 31, 2018 was 3.89% and 4.00%, respectively.
The Company's pro rata share of the unconsolidated joint venture Centers' fixed rate debt at September 30, 2019 and December 31, 2018 was $3.0 billion. The average interest rate on such fixed rate debt at September 30, 2019 and December 31, 2018 was 3.81% and 3.83%, respectively. The Company's pro rata share of the unconsolidated joint venture Centers' floating rate debt at September 30, 2019 and December 31, 2018 was $256.1 million and $221.4 million, respectively. The average interest rate on such floating rate debt at September 30, 2019 and December 31, 2018 was 3.90% and 4.13%, respectively.
The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value. Interest rate cap agreements offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements effectively replace a floating rate on the notional amount with a fixed rate as noted above. As of September 30, 2019, the Company has one interest rate cap agreement and four interest rate swap agreements in place (See Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements).
In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $14.4 million per year based on $1.4 billion of floating rate debt outstanding at September 30, 2019.

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
Item 4. Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of September 30, 2019, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2019 to July 31, 2019	—	$—	—	$278,707,048
August 1, 2019 to August 31, 2019	—	—	—	$278,707,048
September 1, 2019 to September 30, 2019	—	—	—	$278,707,048
	—	$—	—
(1)On February 12, 2017, the Company's Board of Directors authorized the repurchase of up to $500.0 million of the Company's outstanding common shares from time to time as market conditions warrant.
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

3.2	Amended and Restated Bylaws of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date April 24, 2019).
10.1*	Employment Agreement between the Company and William P. Voegele, effective September 1, 2019.
10.2*	Amendment to Employment Agreement between the Company and Thomas E. O’Hern, effective January 1, 2020.
10.3*	Amendment to Employment Agreement between the Company and Ann C. Menard, effective January 1, 2020.
31.1	Section 302 Certification of Thomas O'Hern, Chief Executive Officer
31.2	Section 302 Certification of Scott Kingsmore, Chief Financial Officer
32.1**	Section 906 Certifications of Thomas O'Hern and Scott Kingsmore
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Description
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).

*Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K
** Furnished herewith.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MACERICH COMPANY
		By:	/s/ SCOTT W. KINGSMORE
Scott W. Kingsmore
Executive Vice President, Treasurer and Chief Financial Officer
Date:	November 5, 2019		(Principal Financial Officer)