Form 10-K
period 2019-12-31
MACERICH CO
filed 2020-02-25
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ________ TO ________
Commission File No. 1-12504
THE MACERICH COMPANY
(Exact name of registrant as specified in its charter)

Maryland				95-4448705
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification Number)
401 Wilshire Boulevard,	Suite 700,	Santa Monica,	California	90401
(Address of principal executive office, including zip code)				(Zip Code)
		(310)		394-6000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Securities Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	MAC	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated Filer	☐	Non-Accelerated Filer	☐	Smaller Reporting Company	☐
						Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $4.7 billion as of the last business day of the registrant's most recently completed second fiscal quarter based upon the price at which the common stock was last sold on that day.
Number of shares outstanding of the registrant's common stock, as of February 21, 2020: 141,296,774 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual stockholders meeting to be held in 2020 are incorporated by reference into Part III of this Form 10-K.

THE MACERICH COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2019

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
ITEM 1.    BUSINESS
General
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). As of December 31, 2019, the Operating Partnership owned or had an ownership interest in 47 regional shopping centers and five community/power shopping centers. These 52 regional and community/power shopping centers (which include any related office space) consist of approximately 51 million square feet of gross leasable area (“GLA”) and are referred to herein as the “Centers”. The Centers consist of consolidated Centers (“Consolidated Centers”) and unconsolidated joint venture Centers (“Unconsolidated Joint Venture Centers”), as set forth in “Item 2. Properties,” unless the context otherwise requires.

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
Financing Activity:
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
On July 25, 2019, the Company's joint venture in Fashion District Philadelphia amended the existing term loan on the joint venture to allow for additional borrowings up to $100.0 million at LIBOR plus 2.00%. Concurrent with the amendment, the joint venture borrowed an additional $26.0 million. On August 16, 2019, the joint venture borrowed an additional $25.0 million. The Company used its share of the additional proceeds to pay down its line of credit and for general corporate purposes.
On September 12, 2019, the Company’s joint venture in Tysons Tower placed a new $190.0 million loan on the property that bears interest at an effective rate of 3.38% and matures on November 11, 2029. The Company used its share of the proceeds to pay down its line of credit and for general corporate purposes.
On October 17, 2019, the Company’s joint venture in West Acres placed a construction loan on the property that allows for borrowing of up to $6.5 million, bears interest at an effective rate of 3.72% and matures on October 10, 2029. The joint venture intends to use the proceeds from the loan to fund the expansion of the property.
On December 3, 2019, the Company replaced the existing loan on Kings Plaza Shopping Center with a new $540.0 million loan that bears interest at an effective rate of 3.71% and matures on January 1, 2030. The Company used the additional proceeds to pay down its line of credit and for general corporate purposes.
On December 18, 2019, the Company’s joint venture in One Westside placed a $414.6 million construction loan on the redevelopment project (See "Redevelopment and Development Activities"). The loan bears interest at LIBOR plus 1.70%, which can be reduced to LIBOR plus 1.50% upon the completion of certain conditions and matures on December 18, 2024. The joint venture intends to use the loan proceeds to fund the completion of the project.

Redevelopment and Development Activity:
On September 19, 2019, the Company's joint venture with Pennsylvania REIT opened the first phase of the redevelopment of Fashion District Philadelphia, an 899,000 square foot regional shopping center in Philadelphia, Pennsylvania. The project will have additional tenant openings throughout 2020 and early 2021. The total cost of the project is estimated to be between $400.0 million and $420.0 million, with $200.0 million to $210.0 million estimated to be the Company's pro rata share. The Company has funded $190.9 million of the total $381.8 million incurred by the joint venture as of December 31, 2019.
The Company's joint venture in Scottsdale Fashion Square completed the redevelopment of a former Barney's store and an 80,000 square foot exterior expansion in the fourth quarter of 2019. The Company has funded $40.0 million of the total $80.0 million incurred by the joint venture as of December 31, 2019.
The Company's joint venture with Hudson Pacific Properties is redeveloping One Westside into 584,000 square feet of creative office space and 96,000 square feet of dining and entertainment space. The entire creative office space has been leased to Google and is expected to be completed in 2022. The total cost of the project is estimated to be between $500.0 million and $550.0 million, with $125.0 million to $137.5 million estimated to be the Company's pro rata share. The Company has funded $50.4 million of the total $201.5 million incurred by the joint venture as of December 31, 2019. The joint venture expects to fund the remaining costs of the development with its new $414.6 million construction loan (See "Financing Activities").
The Company has a 50/50 joint venture with Simon Property Group to develop Los Angeles Premium Outlets, a premium outlet center in Carson, California that is planned to open with approximately 400,000 square feet, followed by an additional 165,000 square feet in the second phase. The Company has funded $35.9 million of the total $71.7 million incurred by the joint venture as of December 31, 2019.
In connection with the closures and lease rejections of several Sears stores owned or partially owned by the Company, the Company anticipates spending between $130.0 million to $160.0 million at the Company’s pro rata share to redevelop the Sears stores. The anticipated openings of such redevelopments are expected to occur over several years. The estimated range of redevelopment costs could increase if the Company or its joint venture decides to expand the scope of the redevelopments. The Company has funded $22.4 million at its pro rata share as of December 31, 2019.
Other Transactions and Events:
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
Upon adoption of the new standard, the Company has presented all revenues associated with leases as leasing revenue on its consolidated statements of operations. The new standard requires the Company to reduce leasing revenue for credit losses associated with lease receivables. In addition, straight-line rent receivables are written off when the Company believes there is reasonable uncertainty regarding a tenant's ability to complete the term of the lease. The new standard also requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Initial direct costs include the salaries and related costs for employees directly working on leasing activities. Prior to January 1, 2019, these costs were capitalizable and therefore the new lease standard resulted in certain of these costs being expensed as incurred.
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
The Company believes that on-site property managers can most effectively operate the Centers. Each Center's property manager is responsible for overseeing the operations, marketing, maintenance and security functions at the Center. Property managers focus special attention on controlling operating costs, a key element in the profitability of the Centers, and seek to develop strong relationships with, and be responsive to, the needs of retailers.
The Company generally utilizes regionally located leasing managers to better understand the market and the community in which a Center is located. The Company continually assesses and fine tunes each Center's tenant mix, identifies and replaces underperforming tenants and seeks to optimize existing tenant sizes and configurations.
On a selective basis, the Company provides property management and leasing services for third parties. The Company currently manages one regional shopping center and two community centers for third party owners on a fee basis.

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
The Centers:
As of December 31, 2019, the Centers primarily included 47 Regional Shopping Centers and five Community/Power Shopping Centers totaling approximately 51 million square feet of GLA. These 52 Centers average approximately 920,000 square feet of GLA and range in size from 3.5 million square feet of GLA at Tysons Corner Center to 184,000 square feet of GLA at Boulevard Shops. As of December 31, 2019, the Centers primarily included 176 Anchors totaling approximately 23.7 million square feet of GLA and approximately 5,000 Mall Stores and Freestanding Stores totaling approximately 24.5 million square feet of GLA.
Competition:
Numerous owners, developers and managers of malls, shopping centers and other retail-oriented real estate compete with the Company for the acquisition of properties and in attracting tenants or Anchors to occupy space. There are a number of other publicly traded mall companies and several large private mall companies in the United States, any of which under certain circumstances could compete against the Company for an Anchor or a tenant. In addition, these companies, as well as other REITs, private real estate companies or investors compete with the Company in terms of property acquisitions. This results in competition both for the acquisition of properties or centers and for tenants or Anchors to occupy space. Competition for property acquisitions may result in increased purchase prices and may adversely affect the Company's ability to make suitable property acquisitions on favorable terms. The existence of competing shopping centers could have a material adverse impact on the Company's ability to lease space and on the level of rents that can be achieved. There is also increasing competition from other retail formats and technologies, such as lifestyle centers, power centers, outlet centers, Internet shopping, home shopping networks, catalogs, telemarketing and discount shopping clubs that could adversely affect the Company's revenues.
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

Major Tenants:
For the year ended December 31, 2019, the Centers derived approximately 73% of their total rents from Mall Stores and Freestanding Stores under 10,000 square feet and 27% of their total rents from Big Box and Anchor tenants. Total rents as set forth in "Item 1. Business" include minimum rents and percentage rents.
The following retailers (including their subsidiaries) represent the 10 largest tenants in the Centers based upon total rents in place as of December 31, 2019:

Tenant	Primary DBAs	Number of Locations in the Portfolio	% of Total Rents
L Brands, Inc.	Victoria's Secret, Bath and Body Works, PINK	91	2.9%
H & M Hennes & Mauritz AB	H & M	31	2.3%
Foot Locker, Inc.	Champs Sports, Foot Locker, Kids Foot Locker, Lady Foot Locker, Foot Action, House of Hoops, and others	87	2.2%
Gap, Inc., The	Athleta, Banana Republic, Gap, Gap Kids, Old Navy and others	53	1.9%
Dick's Sporting Goods, Inc.	Dick's Sporting Goods	15	1.6%
Signet Jewelers	Jared Jewelry, Kay Jewelers, Piercing Pagoda, Zales	94	1.6%
Forever 21, Inc.(1)	Forever 21, XXI Forever	26	1.4%
American Eagle Outfitters, Inc.	American Eagle Outfitters, aerie	37	1.2%
Abercrombie & Fitch	Abercrombie & Fitch, Hollister	52	1.2%
Express	Express, Express Men	28	1.1%
_____________________

(1)Forever 21, Inc. filed for Chapter 11 bankruptcy protection in September 2019. The total rents used to compute the percentage of rent paid by Forever 21, Inc. in the table above are the anticipated rents to be paid to the Company in 2020 based on a negotiated settlement currently in process through the bankruptcy court.

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
Tenant space of 10,000 square feet and under in the Company's portfolio at December 31, 2019 comprises approximately 65% of all Mall Store and Freestanding Store space. The Company uses tenant spaces of 10,000 square feet and under for comparing rental rate activity because this space is more consistent in terms of shape and configuration and, as such, the Company is able to provide a meaningful comparison of rental rate activity for this space. Mall Store and Freestanding Store space greater than 10,000 square feet is inconsistent in size and configuration throughout the Company's portfolio and as a result does not lend itself to a meaningful comparison of rental rate activity with the Company's other space. Much of the non-Anchor space over 10,000 square feet is not physically connected to the mall, does not share the same common area amenities and does not benefit from the foot traffic in the mall. As a result, space greater than 10,000 square feet has a unique rent structure that is inconsistent with mall space under 10,000 square feet.

The following tables set forth the average base rent per square foot for the Centers, as of December 31 for each of the past five years:
Mall Stores and Freestanding Stores under 10,000 square feet:

For the Years Ended December 31,	Avg. Base Rent Per Sq. Ft.(1)(2)	Avg. Base Rent Per Sq. Ft. on Leases Executed During the Year(2)(3)	Avg. Base Rent Per Sq. Ft. on Leases Expiring During the Year(2)(4)
Consolidated Centers (at the Company's pro rata share):
2019	$58.76	$53.29	$53.20
2018	$56.82	$54.00	$49.07
2017	$55.08	$57.36	$49.61
2016	$53.51	$53.48	$44.77
2015	$52.64	$53.99	$49.02
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2019	$65.67	$73.05	$65.22
2018	$63.84	$66.95	$59.49
2017	$60.99	$63.50	$55.50
2016	$57.90	$64.78	$57.29
2015	$60.74	$80.18	$60.85

Big Box and Anchors:

For the Years Ended December 31,	Avg. Base Rent Per Sq. Ft.(1)(2)	Avg. Base Rent Per Sq. Ft. on Leases Executed During the Year(2)(3)	Number of Leases Executed During the Year	Avg. Base Rent Per Sq. Ft. on Leases Expiring During the Year(2)(4)	Number of Leases Expiring During the Year
Consolidated Centers (at the Company's pro rata share):
2019	$16.51	$15.47	24	$10.37	11
2018	$15.29	$14.03	23	$16.83	13
2017	$14.13	$18.19	24	$14.85	21
2016	$13.34	$22.23	20	$19.12	8
2015	$12.72	$19.87	19	$8.96	14
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2019	$17.20	$25.62	13	$19.28	8
2018	$17.40	$38.98	11	$38.20	7
2017	$16.87	$26.33	15	$33.25	8
2016	$15.76	$29.41	13	$28.00	1
2015	$14.48	$33.00	14	$9.30	8
_____________________

(1)Average base rent per square foot is based on spaces occupied as of December 31 for each of the Centers and gives effect to the terms of each lease in effect, as of such date, including any concessions, abatements and other adjustments or allowances that have been granted to the tenants.
(2)Centers under development and redevelopment are excluded from average base rents. As a result, the leases for Fashion District Philadelphia, Paradise Valley Mall and One Westside are excluded for the years ended December 31, 2019, 2018, 2017, 2016 and 2015. The leases for Broadway Plaza are excluded for the years ended December 31, 2016 and 2015. The leases for Fashion Outlets of Niagara Falls USA and SouthPark Mall are excluded for the year ended December 31, 2015.

The leases for Cascade Mall and Northgate Mall, which were sold on January 18, 2017, are excluded for the year ended December 31, 2016. Flagstaff Mall was conveyed to the mortgage lender by a deed-in-lieu of foreclosure on July 15, 2016 and is excluded for the year ended December 31, 2015.
(3)The average base rent per square foot on leases executed during the year represents the actual rent paid on a per square foot basis during the first twelve months of the lease.
(4)The average base rent per square foot on leases expiring during the year represents the actual rent to be paid on a per square foot basis during the final twelve months of the lease.
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

	For the Years Ended December 31,
	2019	2018	2017	2016(1)	2015(2)
Consolidated Centers:
Minimum rents	9.1%	9.3%	9.5%	9.4%	9.0%
Percentage rents	0.4%	0.3%	0.3%	0.4%	0.4%
Expense recoveries(3)	3.6%	3.9%	4.2%	4.3%	4.5%
	13.1%	13.5%	14.0%	14.1%	13.9%
Unconsolidated Joint Venture Centers:
Minimum rents	7.3%	7.8%	8.6%	8.6%	8.1%
Percentage rents	0.3%	0.3%	0.3%	0.3%	0.4%
Expense recoveries(3)	3.2%	3.4%	3.8%	3.9%	4.0%
	10.8%	11.5%	12.7%	12.8%	12.5%
_____________________________

(1)Cascade Mall and Northgate Mall were sold on January 18, 2017 and are excluded for the year ended December 31, 2016.
(2)Flagstaff Mall was conveyed to the mortgage lender by a deed-in-lieu of foreclosure on July 15, 2016 and is excluded for the year ended December 31, 2015.
(3)Represents real estate tax and common area maintenance charges.

Lease Expirations:
The following tables show scheduled lease expirations for Centers owned as of December 31, 2019 for the next ten years, assuming that none of the tenants exercise renewal options:
Mall Stores and Freestanding Stores under 10,000 square feet:

Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Leases Expiring(1)	% of Total Leased GLA Represented by Expiring Leases(1)	Ending Base Rent per Square Foot of Expiring Leases(1)	% of Base Rent Represented by Expiring Leases(1)
Consolidated Centers (at the Company's pro rata share):
2020	324	669,961	15.30%	$55.73	12.91%
2021	320	606,388	13.84%	$60.36	12.66%
2022	285	470,126	10.73%	$65.95	10.72%
2023	226	456,925	10.43%	$61.34	9.69%
2024	244	578,073	13.20%	$67.94	13.58%
2025	169	402,136	9.18%	$73.18	10.18%
2026	145	415,401	9.48%	$72.95	10.48%
2027	93	224,400	5.12%	$81.62	6.33%
2028	81	212,304	4.85%	$67.84	4.98%
2029	82	227,595	5.20%	$80.47	6.33%
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2020	217	261,174	11.48%	$55.18	8.70%
2021	268	322,600	14.18%	$64.79	12.61%
2022	190	230,695	10.14%	$68.51	9.54%
2023	164	240,096	10.56%	$65.83	9.54%
2024	172	232,829	10.24%	$71.21	10.01%
2025	135	213,831	9.40%	$71.86	9.27%
2026	161	226,891	9.98%	$88.69	12.15%
2027	116	163,281	7.18%	$90.36	8.91%
2028	104	176,492	7.76%	$86.97	9.26%
2029	85	110,480	4.86%	$79.71	5.32%

Big Boxes and Anchors:

Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Leases Expiring(1)	% of Total Leased GLA Represented by Expiring Leases(1)	Ending Base Rent per Square Foot of Expiring Leases(1)	% of Base Rent Represented by Expiring Leases(1)
Consolidated Centers (at the Company's pro rata share):
2020	10	470,910	5.34%	$11.03	3.29%
2021	20	715,068	8.12%	$10.47	4.75%
2022	27	941,805	10.69%	$22.62	13.49%
2023	29	884,615	10.04%	$12.63	7.08%
2024	27	772,756	8.77%	$22.24	10.89%
2025	25	825,362	9.37%	$19.85	10.38%
2026	17	833,376	9.46%	$13.18	6.96%
2027	19	564,153	6.40%	$30.08	10.75%
2028	19	884,785	10.04%	$17.23	9.66%
2029	7	238,522	2.71%	$9.34	1.41%
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2020	15	201,601	4.17%	$27.31	6.29%
2021	19	288,748	5.97%	$24.72	8.16%
2022	18	497,807	10.29%	$12.48	7.10%
2023	21	291,620	6.03%	$24.12	8.04%
2024	20	310,779	6.43%	$36.13	12.83%
2025	21	748,340	15.48%	$10.54	9.02%
2026	21	407,761	8.43%	$25.78	12.02%
2027	13	292,686	6.05%	$18.84	6.30%
2028	11	380,712	7.87%	$17.76	7.73%
2029	11	288,865	5.97%	$12.94	4.27%
_______________________________________________________________________________

(1)The ending base rent per square foot on leases expiring during the period represents the final year minimum rent, on a cash basis, for tenant leases expiring during the year. Currently, 30% of leases have provisions for future consumer price index increases that are not reflected in ending base rent. The leases for Centers currently under development and redevelopment are excluded from this table.
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
Anchors accounted for approximately 7.3% of the Company's total rents for the year ended December 31, 2019.

The following table identifies each Anchor, each parent company that owns multiple Anchors and the number of square feet owned or leased by each such Anchor or parent company in the Company's portfolio at December 31, 2019.

Name	Number of Anchor Stores	GLA Owned by Anchor	GLA Leased by Anchor	Total GLA Occupied by Anchor
Macy's Inc.
Macy's	36	4,698,000	1,931,000	6,629,000
Bloomingdale's	2	—	355,000	355,000
	38	4,698,000	2,286,000	6,984,000
JCPenney(1)	27	1,641,000	2,299,000	3,940,000
Sears(2)	5	—	584,000	584,000
Dillard's	13	2,107,000	257,000	2,364,000
Nordstrom(3)	12	739,000	1,339,000	2,078,000
Dick's Sporting Goods	15	—	952,000	952,000
Forever 21(4)	7	—	629,000	629,000
Target	4	304,000	273,000	577,000
Hudson Bay Company
Lord & Taylor(5)	3	121,000	199,000	320,000
Saks Fifth Avenue	1	—	92,000	92,000
	4	121,000	291,000	412,000
Home Depot	3	—	395,000	395,000
Burlington	4	187,000	182,000	369,000
Costco	2	—	321,000	321,000
Primark(6)	4	—	251,000	251,000
Kohl's	1	—	84,000	84,000
Neiman Marcus	2	—	188,000	188,000
Von Maur	2	187,000	—	187,000
Walmart	1	—	173,000	173,000
Century 21	2	—	171,000	171,000
La Curacao	1	—	165,000	165,000
Boscov's	1	—	161,000	161,000
Belk	2	—	139,000	139,000
BJ's Wholesale Club	1	—	123,000	123,000
Lowe's	1	—	114,000	114,000
Mercado de los Cielos	1	—	78,000	78,000
L.L. Bean	1	—	75,000	75,000
Best Buy	1	66,000	—	66,000
Des Moines Area Community College	1	64,000	—	64,000
Bealls	1	—	40,000	40,000
Vacant Anchors(7)	16	—	1,849,000	1,849,000
	173	10,114,000	13,419,000	23,533,000
Anchors at Centers not owned by the Company(8):
Kohl's	1	—	83,000	83,000
Vacant Anchors(7)	2	—	120,000	120,000
Total	176	10,114,000	13,622,000	23,736,000
_______________________________

(1)JCPenney announced plans to close their store at Green Acres Mall in 2020. The Company is actively releasing this site.
(2)Three of these five Sears stores are closing in early 2020. The Company continues to collect rent under the terms of the related leases. The Company is actively seeking replacement tenants for these Company-owned sites.
(3)Nordstrom has announced plans to open a 116,000 square foot store at Country Club Plaza in 2021.
(4)Forever 21 has announced plans to close two of these stores in early 2020 at Arrowhead Towne Center and Danbury Fair Mall. The Company is actively seeking replacement tenants for these Company-owned sites.

(5)The Lord & Taylor store closed at Tysons Corner Center in January 2020. The joint venture is actively evaluating redevelopment opportunities.
(6)Primark has announced plans to open a 47,000 square foot store at Fashion District Philadelphia in Spring 2021.
(7)The Company is actively seeking replacement tenants or has entered into replacement leases for many of these vacant sites and/or is currently executing on or considering redevelopment opportunities for these locations. The Company continues to collect rent under the terms of an agreement regarding one of these vacant Anchors.
(8)The Company owns an office building and six stores located at shopping centers not owned by the Company. Of these six stores, one has been leased to Kohl's, two are vacant and three have been leased for non-Anchor usage.
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
Based on these assessments, and on other information, the Company is aware of the following environmental issues, which may result in potential environmental liability and cause the Company to incur costs in responding to these liabilities or in other costs associated with future investigation or remediation:
•Asbestos.  The Company has conducted asbestos-containing materials ("ACM") surveys at various locations within the Centers. The surveys indicate that ACMs are present or suspected in certain areas, primarily vinyl floor tiles, mastics, roofing materials, drywall tape and joint compounds. The identified ACMs are generally non-friable, in good condition, and possess low probabilities for disturbance. At certain Centers where ACMs are present or suspected, however, some ACMs have been or may be classified as "friable," and ultimately may require removal under certain conditions. The Company has developed and implemented an operations and maintenance ("O&M") plan to manage ACMs in place.
•Underground Storage Tanks.  Underground storage tanks ("USTs") are or were present at certain Centers, often in connection with tenant operations at gasoline stations or automotive tire, battery and accessory service centers located at such Centers. USTs also may be or have been present at properties neighboring certain Centers. Some of these tanks have either leaked or are suspected to have leaked. Where leakage has occurred, investigation, remediation, and monitoring costs may be incurred by the Company if responsible current or former tenants, or other responsible parties, are unavailable to pay such costs.
•Chlorinated Hydrocarbons.  The presence of chlorinated hydrocarbons such as perchloroethylene ("PCE") and its degradation byproducts have been detected at certain Centers, often in connection with tenant dry cleaning operations. Where PCE has been detected, the Company may incur investigation, remediation and monitoring costs if responsible current or former tenants, or other responsible parties, are unavailable to pay such costs.
See "Item 1A. Risk Factors—Possible environmental liabilities could adversely affect us."
Insurance
Each of the Centers has comprehensive liability, fire, extended coverage and rental loss insurance with insured limits customarily carried for similar properties. The Company does not insure certain types of losses (such as losses from wars), because they are either uninsurable or not economically insurable. In addition, while the Company or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in California, the policies are subject to a deductible equal to 5% of the total insured value of each Center, a $100,000 per occurrence minimum and a combined annual aggregate loss limit of $100 million on these Centers. The Company or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in the Pacific Northwest and in the New Madrid Seismic Zone. However, the policies are subject to a deductible equal to 2% of the total insured value of each Center, a $50,000 per occurrence minimum and a combined annual aggregate loss limit of $100 million on these Centers. While the Company or the relevant joint venture also carries standalone terrorism insurance on the Centers, the policies are subject to a $25,000 deductible and a combined annual aggregate loss limit of $1.0 billion. Each Center has environmental insurance covering eligible third-party losses, remediation and non-owned disposal sites, subject to a $100,000 retention and a $50 million three-year aggregate loss limit, with the exception of one Center, which has a $5 million ten-year aggregate loss limit and another Center, which has a $20 million ten-year aggregate loss limit. Some environmental losses are not covered by this insurance because they are uninsurable or not economically insurable. Furthermore, the Company carries title insurance on substantially all of the Centers for generally less than their full value.

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
Supplemental Material United States Federal Income Tax Considerations
The following discussion updates the disclosures under “Material United States Federal Income Tax Considerations” in the prospectus dated August 10, 2017 contained in the Company's Registration Statement on Form S-3 filed with the SEC on August 10, 2017, as previously updated by the disclosures under “Supplemental Material Federal Income Tax Considerations” in its Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 23, 2018 and its Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 25, 2019 (collectively, the “Base Disclosure”).
The Tax Cuts and Jobs Act (the "TCJA") repealed the rule, referenced under the heading “Taxable REIT Subsidiaries,” that limits a taxable REIT subsidiary’s ability to deduct interest payments made to the Company. The TCJA introduced a rule which may limit the deductibility of interest payments by the Company and its subsidiaries, including its Taxable REIT subsidiaries. However, certain tax elections may be available to a "real property trade or business" to have this rule not apply.
Recently promulgated proposed regulations make certain changes to the discussion of “qualified foreign pension funds” appearing under the heading “Taxation of Non-U.S. Stockholders–Dispositions of Stock”. Under the proposed regulations, entities that are wholly owned, directly or indirectly, by one or more qualified foreign pension funds are exempt from FIRPTA in the same manner as described in the Base Disclosure for qualified foreign pension funds. The proposed regulations also do not require an entity to provide annual information reporting about its beneficiaries to relevant local tax authorities in order to qualify as a qualified foreign pension fund as long as such information is either available to the taxing authorities or is provided to another government agency. These proposed regulations have not been finalized, may never be finalized, and may be rescinded at any time, but taxpayers may rely on them while they are proposed, provided they apply them consistently and accurately.
The TCJA introduced a rule which expanded the scope of the $1 million limitation on corporate tax deductions and repealed the exclusion for performance-based compensation (the "section 162(m) limitation"). Proposed regulations were issued in late 2019 which may cause the Company to be subject to the section 162(m) limitation.
Employees
As of December 31, 2019, the Company had approximately 737 employees, of which approximately 723 were full-time. The Company believes that relations with its employees are good.
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
Sustainability
A recognized leader in sustainability, the Company has achieved the #1 Global Real Estate Sustainability Benchmark (GRESB) ranking in the North American Retail Sector for five straight years 2015 – 2019. Additional information about the Company’s Environmental, Social and Governance programs can be obtained from the Company's website at www.macerich.com.

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
Real property investments are subject to varying degrees of risk that may affect the ability of our Centers to generate sufficient revenues to meet operating and other expenses, including debt service, lease payments, capital expenditures and tenant improvements, and to make distributions to us and our stockholders. A number of factors may decrease the income generated by the Centers, including:
•the national economic climate;
•the regional and local economy (which may be negatively impacted by rising unemployment, declining real estate values, increased foreclosures, higher taxes, plant closings, industry slowdowns, union activity, adverse weather conditions, natural disasters and other factors);
•local real estate conditions (such as an oversupply of, or a reduction in demand for, retail space or retail goods, decreases in rental rates, declining real estate values and the availability and creditworthiness of current and prospective tenants);
•decreased levels of consumer spending, consumer confidence, and seasonal spending (especially during the holiday season when many retailers generate a disproportionate amount of their annual sales);
•increasing use by customers of e-commerce and online store sites and the impact of internet sales on the demand for retail space;
•negative perceptions by retailers or shoppers of the safety, convenience and attractiveness of a Center;
•acts of violence, including terrorist activities; and

•increased costs of maintenance, insurance and operations (including real estate taxes).
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
We are in a competitive business.
Numerous owners, developers and managers of malls, shopping centers and other retail-oriented real estate compete with us for the acquisition of properties and in attracting tenants or Anchors to occupy space. There are a number of other publicly traded mall companies and several large private mall companies in the United States, any of which under certain circumstances could compete against us for an Anchor or a tenant. In addition, these companies, as well as other REITs, private real estate companies or investors compete with us in terms of property acquisitions. This results in competition both for the acquisition of properties or centers and for tenants or Anchors to occupy space. Competition for property acquisitions may result in increased purchase prices and may adversely affect our ability to make suitable property acquisitions on favorable terms or at all. The existence of competing shopping centers could have a material adverse impact on our ability to lease space and on the rental rates that can be achieved. There is also increasing competition for tenants and shoppers from other retail formats and technologies, such as lifestyle centers, power centers, outlet centers, e-commerce, home shopping networks, catalogs, telemarketing and discount shopping clubs that could adversely affect our revenues.
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
Our financial condition and results of operations could be adversely affected if a downturn in the business of, or the bankruptcy or insolvency of, an Anchor or other significant tenant leads them to close retail stores or terminate their leases after seeking protection under the bankruptcy laws from their creditors, including us as lessor. In recent years, a number of companies in the retail industry, including some of our tenants, have declared bankruptcy, have gone out of business, have significantly reduced their brick-and-mortar presence or failed to comply with their contractual obligations to us and others. If one of our tenants files for bankruptcy, we may not be able to collect amounts owed by that party prior to filing for bankruptcy. We may make lease modifications either pre- or post-bankruptcy for certain tenants undergoing significant financial distress in order for them to continue as a going concern. In addition, after filing for bankruptcy, a tenant may terminate any or all of its leases with us, in which event we would have a general unsecured claim against such tenant that would likely be worth less than the full amount owed to us for the remainder of the lease term. Furthermore, we may be required to incur significant expense in re-letting the space vacated by a bankrupt tenant and may not be able to release the space on similar terms or at all. The bankruptcy of a tenant, particularly an Anchor, may require a substantial redevelopment of their space, the success of which cannot be assured, and may make the re-letting of their space difficult and costly, and it may also be difficult to lease the remainder of the space at the affected property.
On October 15, 2018, Sears filed for bankruptcy and announced additional store closings. At the time of the bankruptcy filing, we had 21 Sears stores in our portfolio totaling approximately 3.1 million square feet and accounting for less than 1% of the Company’s total leasing revenue. As of December 31, 2019, we recaptured ten Sears locations, including seven through our joint venture with Seritage Growth Properties ("Seritage"), through formal lease rejections and lease terminations. We anticipate aggregate redevelopment investments at several of these locations of $130.0 million to $160.0 million (at our pro rata share) over the next several years. New tenants are expected to open at several projects in 2020. In early 2020, Sears will be closing five additional locations, including three stores in which we have an ownership interest and two that are owned by

Seritage and not by us. Sears will continue to pay rent on these locations in which we have an ownership interest. We are actively seeking replacement tenants for these Company-owned sites. Although, in the short-term, the bankruptcy of an Anchor such as Sears may lead to lost base rent and the triggering of co-tenancy clauses, there is also the potential to create additional future value through the recapturing of space and releasing that space to new tenants at higher rents per square foot, which we have demonstrated through our joint venture with Seritage and the completed redevelopment of a former Sears store at Kings Plaza Shopping Center in July 2018.
On September 29, 2019, Forever 21, Inc. filed for Chapter 11 bankruptcy. At the time of the bankruptcy filing, we had 29 Forever 21 stores in our portfolio totaling approximately 1.2 million square feet. As of December 31, 2019, Forever 21 stores represented 1.4% of our total minimum and percentage rental revenues. We are in ongoing discussions with Forever 21 regarding the status of these stores. Based on a court filing dated October 28, 2019, we expect that four of the Forever 21 stores will close, three of which are owned by us, and one of which is not owned by us. We anticipate that we may provide certain rent concessions in connection with a number of the remaining stores. We are actively seeking replacement tenants for these Company-owned sites.
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
We may not be able to achieve the anticipated financial and operating results from newly acquired assets. Some of the factors that could affect anticipated results are:
•our ability to integrate and manage new properties, including increasing occupancy rates and rents at such properties;
•the disposal of non-core assets within an expected time frame; and
•our ability to raise long-term financing to implement a capital structure at a cost of capital consistent with our business strategy.
Our business strategy also includes the selective development and construction of retail properties. On a selective basis, our business strategy may include mixed-use densification to maximize space at our Regional Shopping Centers, including by developing available land at our Regional Shopping Centers or by demolishing underperforming department store boxes and redeveloping the land. Any development, redevelopment and construction activities that we may undertake will be subject to the risks of real estate development, including lack of financing, construction delays, environmental requirements, budget overruns, sunk costs and lease-up. Furthermore, occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable. Real estate development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, and occupancy and other required governmental permits and authorizations. Additionally, if we elect to pursue a "mixed-use" redevelopment, we expose ourselves to risks associated with each non-retail use (e.g., office, residential, hotel and entertainment). If any of the above events occur, our ability to pay dividends to our stockholders and service our indebtedness could be adversely affected.
Excess space at our properties could materially and adversely affect us.
Certain of our properties have had excess space available for prospective tenants, and those properties may continue to experience, and other properties may commence experiencing, such oversupply in the future. Among other causes, (1) there has been an increased number of bankruptcies of Anchors and other national retailers, as well as store closures, and (2) there has been lower demand from retail tenants for space, due to certain retailers increasing their use of e-commerce websites to distribute their merchandise. As a result of the increased bargaining power of creditworthy retail tenants, there is a downward pressure on our rental rates and occupancy levels, and this increased bargaining power may also result in us having to increase our spend on tenant improvements and potentially make other lease modifications, any of which, in the aggregate, could materially and adversely affect us.
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
We periodically assess whether there are any indicators, including property operating performance, changes in anticipated holding period and general market conditions, that the value of our real estate assets and other investments may be impaired. A property’s value is considered to be impaired only if the estimated aggregate future undiscounted and unleveraged property cash flows, taking into account the anticipated probability weighted average holding period, are less than the carrying value of the property. In our estimate of cash flows, we consider trends and prospects for a property and the effects of demand and competition on expected future operating income. If we are evaluating the potential sale of an asset or redevelopment alternatives, the undiscounted future cash flows consider the most likely course of action as of the balance sheet date based on current plans, intended holding periods and available market information. We are required to make subjective assessments as to whether there are impairments in the value of our real estate assets and other investments. Impairment charges have an immediate direct impact on our earnings. There can be no assurance that we will not take additional charges in the future related to the impairment of our assets. Any future impairment could have a material adverse effect on our operating results in the period in which the charge is recognized.
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
Each of our Centers has comprehensive liability, fire, extended coverage and rental loss insurance with insured limits customarily carried for similar properties. We do not insure certain types of losses (such as losses from wars), because they are either uninsurable or not economically insurable. In addition, while we or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in California, the policies are subject to a deductible equal to 5% of the total insured value of each Center, a $100,000 per occurrence minimum and a combined annual aggregate loss limit of $100 million on these Centers. We or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in the Pacific Northwest and in the New Madrid Seismic Zone. However, the policies are subject to a deductible equal to 2% of the total insured value of each Center, a $50,000 per occurrence minimum and a combined annual aggregate loss limit of $100 million on these Centers. While we or the relevant joint venture also carries standalone terrorism insurance on the Centers, the policies are subject to a $25,000 deductible and a combined annual aggregate loss limit of $1.0 billion. Each Center has environmental insurance covering eligible third-party losses, remediation and non-owned disposal sites, subject to a $100,000 retention and a $50 million three-year aggregate loss limit, with the exception of one Center, which has a $5 million ten-year aggregate loss limit and another Center has a $20 million ten-year aggregate loss limit. Some environmental losses are not covered by this insurance because they are uninsurable or not economically insurable. Furthermore, we carry title insurance on substantially all of the Centers for generally less than their full value.
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
All of the properties in our portfolio are required to comply with the Americans with Disabilities Act (“ADA”). The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers, and non-compliance could result in the imposition of fines by the United States government or an award of damages to private litigants, or both. While the tenants to whom our portfolio is leased are obligated to comply with ADA provisions, within their leased premises, if required changes within their leased premises involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of tenants to cover costs could be adversely affected. Furthermore, we are required to comply with ADA requirements within the common areas of the properties in our portfolio and we may not be able to pass on to our tenants any costs necessary to remediate any common area ADA issues. As a result, we could be required to expend funds to comply with the provisions of the ADA, which could adversely affect our financial condition and operating results. In addition, we are required to operate the properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our portfolio. We may be required to make substantial capital expenditures to comply with, and we may be restricted in our ability to renovate or redevelop the properties subject to, those requirements. The resulting expenditures and restrictions could have a material adverse effect on our ability to meet our financial obligations.
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
If inflation increases in the future, we may experience any or all of the following:
•Difficulty in replacing or renewing expiring leases with new leases at higher rents;
•Decreasing tenant sales as a result of decreased consumer spending which could adversely affect the ability of our tenants to meet their rent obligations and/or result in lower percentage rents; and
•An inability to receive reimbursement from our tenants for their share of certain operating expenses, including common area maintenance, real estate taxes and insurance.
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
Our total outstanding loan indebtedness at December 31, 2019 was $8.1 billion (consisting of $5.2 billion of consolidated debt, less $359.1 million attributable to noncontrolling interests, plus $3.2 billion of our pro rata share of mortgages and other notes payable on unconsolidated joint ventures). As a result of this substantial indebtedness, we are required to use a material portion of our cash flow to service principal and interest on our debt, which limits the amount of cash available for other business opportunities. We are also subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet required debt service and that rising interest rates could adversely affect our debt service costs. In addition, our use of interest rate hedging arrangements may expose us to additional risks, including that the counterparty to the arrangement may fail to honor its obligations and that termination of these arrangements typically involves costs such as transaction fees or breakage costs. There can be no assurance that our hedging activities will have the desired impact on our results of operations, liquidity or financial condition. Furthermore, most of our Centers are mortgaged to secure payment of indebtedness, and if income from the Center is insufficient to pay that indebtedness, the Center could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value. Certain Centers also have debt that could become recourse debt to us if the Center is unable to discharge such debt obligation and, in certain circumstances, we may incur liability with respect to such debt greater than our legal ownership.
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
We may be adversely affected by the potential discontinuation of LIBOR.
In July 2017, the Financial Conduct Authority (the “FCA”) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to USD-LIBOR. We are not able to predict when LIBOR will cease to be published or precisely how SOFR will be calculated and published. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.
We have contracts that are indexed to LIBOR and are monitoring and evaluating the related risks, which include interest amounts on our variable rate debt, the variable rate debt of our joint ventures and the swap rate for our interest rate swaps. In the event that LIBOR is discontinued, the interest rates will be based on an alternative variable rate specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon. Such an event would not affect our ability to borrow or maintain already outstanding borrowings or swaps, but the alternative variable rate could be higher and more volatile than LIBOR prior to its discontinuance.
Certain risks arise in connection with transitioning contracts to an alternative variable rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require substantial negotiation with each respective counterparty.

If a contract is not transitioned to an alternative variable rate and LIBOR is discontinued, the impact is likely to vary by contract. If LIBOR is discontinued or if the method of calculating LIBOR changes from its current form, interest rates on our current or future indebtedness may be adversely affected.
While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative variable rate will be accelerated and magnified.
RISKS RELATED TO OUR ORGANIZATIONAL STRUCTURE

Certain individuals have substantial influence over the management of both us and the Operating Partnership, which may create conflicts of interest.
Under the limited partnership agreement of the Operating Partnership, we, as the sole general partner, are responsible for the management of the Operating Partnership's business and affairs. Conflicts of interest may exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our Operating Partnership or any of its partners, on the other. Our directors and officers have duties to our Company under Maryland law in connection with their management of our Company. At the same time, we have duties and obligations to our Operating Partnership and its limited partners under Delaware law as modified by the partnership agreement of our Operating Partnership in connection with the management of our Operating Partnership as the sole general partner. Our duties and obligations as the general partner of our Operating Partnership may come into conflict with the duties of our directors and officers to our Company and our stockholders.
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
In addition, we may lose our management and other rights relating to the Joint Venture Centers if:
•we fail to contribute our share of additional capital needed by the property partnerships; or
•we default under a partnership agreement for a property partnership or other agreements relating to the property partnerships or the Joint Venture Centers.
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
The Ownership Limit. In order for us to maintain our qualification as a REIT, not more than 50% in value of our outstanding stock (after taking into account certain options to acquire stock) may be owned, directly or indirectly or through the application of certain attribution rules, by five or fewer individuals (as defined in the Internal Revenue Code of 1986, as amended, (the "Code") to include some entities that would not ordinarily be considered “individuals”) at any time during the last half of a taxable year. To assist us in maintaining our qualification as a REIT, among other purposes, our Charter restricts ownership of more than 5% (the “Ownership Limit”) of the lesser of the number or value of our outstanding shares of stock by any single stockholder or a group of stockholders (with limited exceptions). In addition to enhancing preservation of our status as a REIT, the Ownership Limit may:
•have the effect of delaying, deferring or preventing a change in control of us or other transaction without the approval of our board of directors, even if the change in control or other transaction is in the best interests of our stockholders; and
•limit the opportunity for our stockholders to receive a premium for their common stock or preferred stock that they might otherwise receive if an investor were attempting to acquire a block of stock in excess of the Ownership Limit or otherwise effect a change in control of us.
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
Selected Provisions of our Charter and bylaws. Some of the provisions of our Charter and bylaws may have the effect of delaying, deferring or preventing a third party from making an acquisition proposal for us and may inhibit a change in control that holders of some, or a majority, of our shares might believe to be in their best interests or that could give our stockholders the opportunity to realize a premium over the then-prevailing market prices for our shares. These provisions include the following:
•advance notice requirements for stockholder nominations of directors and stockholder proposals to be considered at stockholder meetings;
•the obligation of our directors to consider a variety of factors with respect to a proposed business combination or other change of control transaction;
•the authority of our directors to classify or reclassify unissued shares and cause the Company to issue shares of one or more classes or series of common stock or preferred stock;
•the authority of our directors to create and cause the Company to issue rights entitling the holders thereof to purchase shares of stock or other securities from us; and
•limitations on the amendment of our Charter, the change in control of us, and the liability of our directors and officers.
Certain provisions of Maryland law could inhibit a change in control or reduce the value of our common stock.
Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of delaying, deferring or preventing a third party from making an acquisition proposal for us and may inhibit a change in control that holders of some, or a majority, of our shares might believe to be in their best interests or that could give our stockholders the opportunity to realize a premium over the then-prevailing market prices for our shares, including:

•“Business Combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of our then outstanding stock) or an affiliate of an interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter may impose special appraisal rights and special stockholder voting requirements on these combinations; and
•“Control Share” provisions that provide that holders of “control shares” of our Company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.
As permitted by the MGCL, our Charter exempts from the “business combination” provisions any business combination between us and the principals and their respective affiliates and related persons. The MGCL also allows the board of directors to exempt particular business combinations before the interested stockholder becomes an interested stockholder. Furthermore, a person is not an interested stockholder if the transaction by which he or she would otherwise have become an interested stockholder is approved in advance by the board of directors.
Additionally, pursuant to a provision in our bylaws, we have opted out of the “control share” acquisition provisions of the MGCL. However, in the future, we may, without the approval of our stockholders, by amendment to our bylaws, opt in to the control share provisions of the MGCL. The MGCL and our Charter also contain supermajority voting requirements with respect to our ability to amend certain provisions of our Charter, merge, or sell all or substantially all of our assets.
Furthermore, our board of directors has adopted a resolution prohibiting us from electing to be subject to the provisions of Title 3, Subtitle 8 of the MGCL that would, among other things, permit our board of directors to classify the board without stockholder approval. Such provisions of Title 3, Subtitle 8 of the MGCL could have an anti-takeover effect. We may only elect to be subject to the classified board provisions of Title 3, Subtitle 8 after first obtaining the approval of our stockholders.
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
We believe that we currently qualify as a REIT. No assurance can be given that we will remain qualified as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations. The complexity of these provisions and of the applicable income tax regulations is greater in the case of a REIT structure like ours that holds assets through the Operating Partnership and joint ventures. The determination of various factual matters and circumstances not entirely within our control, including determinations by our partners in the Joint Venture Centers, may affect our continued qualification as a REIT. In addition, legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to our qualification as a REIT or the U.S. federal income tax consequences of that qualification.
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
If in any taxable year we were to fail to qualify as a REIT, we will suffer the following negative results:
•we will not be allowed a deduction for distributions to stockholders in computing our taxable income; and
•we will be subject to U.S. federal and state income tax on our taxable income at regular corporate rates.

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
In addition, the REIT provisions of the Code impose a 100% tax on income from “prohibited transactions.” Prohibited transactions generally include sales of assets that do not qualify for a statutory safe harbor if such assets constitute inventory or other property held for sale in the ordinary course of business, other than foreclosure property. This 100% tax could impact our desire to sell assets and other investments at otherwise opportune times if we believe such sales could be considered prohibited transactions.
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
The TCJA substantially modified the taxation of REITs and their shareholders, and the effects of such legislation and related regulatory action are uncertain.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
The following table sets forth certain information regarding the Centers and other locations that are wholly owned or partly owned by the Company as of December 31, 2019.

Count	Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors (3)	Company-Owned Anchors (3)

	CONSOLIDATED CENTERS:
1	50.1%	Chandler Fashion Center(4)	2001/2002	-	1,318,000	633,000	95.8%	Dillard's, Macy's, Nordstrom	—
		Chandler, Arizona
2	100%	Danbury Fair Mall	1986/2005	2016	1,271,000	527,000	93.2%	JCPenney, Macy's	Dick's Sporting Goods, Forever 21(5), Lord & Taylor, Primark, Sears(6)
		Danbury, Connecticut
3	100%	Desert Sky Mall(7)	1981/2002	2007	746,000	280,000	98.9%	Burlington, Dillard's	La Curacao, Mercado de los Cielos
		Phoenix, Arizona
4	100%	Eastland Mall(4)(8)	1978/1998	1996	1,034,000	500,000	92.5%	Dillard's, Macy's	JCPenney
		Evansville, Indiana
5	100%	Fashion Outlets of Chicago	2013/—	-	537,000	537,000	97.5%	—	—
		Rosemont, Illinois
6	100%	Fashion Outlets of Niagara Falls USA	1982/2011	2014	689,000	689,000	92.0%	—	—
		Niagara Falls, New York
7	50.1%	Freehold Raceway Mall	1990/2005	2007	1,673,000	775,000	97.5%	JCPenney, Lord & Taylor, Macy's, Nordstrom	Dick's Sporting Goods, Primark, Sears(6)
		Freehold, New Jersey
8	100%	Fresno Fashion Fair	1970/1996	2006	995,000	434,000	90.4%	Macy's	Forever 21, JCPenney, Macy's
		Fresno, California
9	100%	Green Acres Mall(4)(8)	1956/2013	2016	2,063,000	875,000	96.4%	—	BJ's Wholesale Club, Dick's Sporting Goods, Century 21, JCPenney(9), Macy's (two), Sears, Walmart
		Valley Stream, New York
10	100%	Inland Center(7)	1966/2004	2016	605,000	208,000	93.8%	Macy's	Forever 21, JCPenney
		San Bernardino, California
11	100%	Kings Plaza Shopping Center(8)	1971/2012	2018	1,137,000	445,000	99.4%	Macy's	Burlington, JCPenney, Lowe's, Primark
		Brooklyn, New York
12	100%	La Cumbre Plaza(4)(8)	1967/2004	1989	492,000	175,000	86.8%	Macy's	—
		Santa Barbara, California
13	100%	NorthPark Mall(4)(7)	1973/1998	2001	934,000	399,000	84.2%	Dillard's, JCPenney, Von Maur	—
		Davenport, Iowa
14	100%	Oaks, The	1978/2002	2009	1,209,000	607,000	92.7%	JCPenney, Macy's (two)	Dick's Sporting Goods, Nordstrom
		Thousand Oaks, California
15	100%	Pacific View(7)	1965/1996	2001	900,000	416,000	85.2%	JCPenney, Target	Macy's
		Ventura, California
16	100%	Queens Center(8)	1973/1995	2004	965,000	408,000	98.9%	JCPenney, Macy's	—
		Queens, New York
17	100%	Santa Monica Place	1980/1999	2015	526,000	303,000	94.7%	—	Bloomingdale's, Nordstrom
		Santa Monica, California
18	84.9%	SanTan Village Regional Center	2007/—	2018	1,124,000	716,000	96.3%	Dillard's, Macy's	Dick's Sporting Goods
		Gilbert, Arizona
19	100%	SouthPark Mall(4)	1974/1998	2015	863,000	348,000	86.0%	Dillard's, Von Maur	Dick's Sporting Goods, JCPenney
		Moline, Illinois

Count	Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors (3)	Company-Owned Anchors (3)

20	100%	Stonewood Center(8)	1953/1997	1991	935,000	361,000	94.0%	—	JCPenney, Kohl's, Macy's, Sears
		Downey, California
21	100%	Superstition Springs Center(4)(7)	1990/2002	2002	922,000	390,000	93.9%	Dillard's, JCPenney, Macy's	—
		Mesa, Arizona
22	100%	Towne Mall(4)	1985/2005	1989	350,000	179,000	77.8%	—	Belk, JCPenney
		Elizabethtown, Kentucky
23	100%	Tucson La Encantada	2002/2002	2005	246,000	246,000	98.0%	—	—
		Tucson, Arizona
24	100%	Valley Mall	1978/1998	1992	505,000	190,000	92.0%	Target	Belk, Dick's Sporting Goods, JCPenney
		Harrisonburg, Virginia
25	100%	Valley River Center	1969/2006	2007	871,000	408,000	93.4%	Macy's	JCPenney
		Eugene, Oregon
26	100%	Victor Valley, Mall of	1986/2004	2012	577,000	254,000	97.0%	Macy's	Dick's Sporting Goods, JCPenney, Sears(6)
		Victorville, California
27	100%	Vintage Faire Mall(4)	1977/1996	2008	984,000	405,000	98.0%	Macy's	Dick's Sporting Goods, JCPenney, Macy's
		Modesto, California
28	100%	Wilton Mall(4)	1990/2005	1998	709,000	506,000	90.3%	JCPenney	Dick's Sporting Goods
		Saratoga Springs, New York
		Total Consolidated Centers			25,180,000	12,214,000	93.7%
	UNCONSOLIDATED JOINT VENTURE CENTERS:
29	60%	Arrowhead Towne Center(4)	1993/2002	2015	1,197,000	390,000	97.1%	Dillard's, JCPenney, Macy's	Dick's Sporting Goods, Forever 21(5)
		Glendale, Arizona
30	50%	Biltmore Fashion Park	1963/2003	2006	597,000	292,000	93.1%	—	Macy's, Saks Fifth Avenue
		Phoenix, Arizona
31	50%	Broadway Plaza	1951/1985	2016	927,000	382,000	95.9%	Macy's	Neiman Marcus, Nordstrom
		Walnut Creek, California
32	50.1%	Corte Madera, The Village at	1985/1998	2005	501,000	265,000	94.9%	Macy's, Nordstrom	—
		Corte Madera, California
33	50%	Country Club Plaza(10)	1922/2016	2015	947,000	947,000	n/a	—	—
		Kansas City, Missouri
34	51%	Deptford Mall(4)	1975/2006	1990	1,040,000	372,000	96.0%	JCPenney, Macy's	Boscov's
		Deptford, New Jersey
35	51%	FlatIron Crossing	2000/2002	2009	1,428,000	729,000	95.9%	Dillard's, Macy's, Nordstrom	Dick's Sporting Goods, Forever 21
		Broomfield, Colorado
36	50%	Kierland Commons	1999/2005	2003	437,000	437,000	96.5%	—	—
		Scottsdale, Arizona
37	60%	Lakewood Center	1953/1975	2008	2,069,000	1,004,000	97.2%	—	Costco, Forever 21, Home Depot, JCPenney, Macy's, Target
		Lakewood, California
38	60%	Los Cerritos Center(11)	1971/1999	2016	1,023,000	541,000	98.8%	Macy's, Nordstrom	Dick's Sporting Goods, Forever 21
		Cerritos, California
39	50%	North Bridge, The Shops at(8)	1998/2008	-	670,000	410,000	86.3%	—	Nordstrom
		Chicago, Illinois
40	50%	Scottsdale Fashion Square	1961/2002	Ongoing	1,835,000	875,000	93.2%	Dillard's	Dick's Sporting Goods, Macy's, Neiman Marcus, Nordstrom
		Scottsdale, Arizona
41	60%	South Plains Mall(4)	1972/1998	2017	1,136,000	477,000	88.0%	—	Bealls, Dillard's (two), JCPenney
		Lubbock, Texas
42	51%	Twenty Ninth Street(8)	1963/1979	2007	845,000	553,000	96.8%	Macy's	Home Depot
		Boulder, Colorado

Count	Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors (3)	Company-Owned Anchors (3)

43	50%	Tysons Corner Center	1968/2005	2014	1,971,000	1,087,000	93.1%	—	Bloomingdale's, L.L. Bean, Lord & Taylor(12), Macy's, Nordstrom
		Tysons Corner, Virginia
44	60%	Washington Square(11)	1974/1999	2005	1,296,000	573,000	95.1%	Macy's	Dick's Sporting Goods, JCPenney, Nordstrom
		Portland, Oregon
45	19%	West Acres	1972/1986	2001	691,000	426,000	98.1%	Macy's	JCPenney
		Fargo, North Dakota
		Total Unconsolidated Joint Ventures			18,610,000	9,760,000	94.4%
	REGIONAL SHOPPING CENTERS UNDER REDEVELOPMENT
46	50%	Fashion District Philadelphia(8)(13)	1977/2014	2019	899,000	626,000	(14)	—	Burlington, Century 21, Primark(15)
		Philadelphia, Pennsylvania
47	100%	Paradise Valley Mall(4)(16)	1979/2002	2009	1,202,000	421,000	(14)	Dillard's, JCPenney, Macy's	Costco
		Phoenix, Arizona
47		Total Regional Shopping Centers			45,891,000	23,021,000	94.0%
	COMMUNITY/POWER SHOPPING CENTERS
1	50%	Atlas Park, The Shops at(13)	2006/2011	2013	369,000	369,000	89.9%	—	—
		Queens, New York
2	50%	Boulevard Shops(13)	2001/2002	2004	184,000	184,000	95.7%	—	—
		Chandler, Arizona
3	100%	Southridge Center(4)(16)	1975/1998	2013	848,000	459,000	77.4%	Des Moines Area Community College	Target
		Des Moines, Iowa
4	100%	Superstition Springs Power Center(16)	1990/2002	-	206,000	53,000	50.9%	Best Buy, Burlington	—
		Mesa, Arizona
5	100%	The Marketplace at Flagstaff(8)(16)	2007/—	-	268,000	147,000	100.0%	—	Home Depot
		Flagstaff, Arizona
5		Total Community/Power Shopping Centers			1,875,000	1,212,000
52		Total before Other Assets			47,766,000	24,233,000
	OTHER ASSETS:
	100%	Various(16)(17)	-	-	427,000	224,000		—	Kohl's
	83.2%	Estrella Falls(16)	2016	2016	79,000	79,000	—	—	—
		Goodyear, Arizona
	50%	Scottsdale Fashion Square-Office(13)	1984/2002	2016	124,000	—	—	—	—
		Scottsdale, Arizona
	50%	Tysons Corner Center-Office(13)	1999/2005	2012	174,000	—	—	—	—
		Tysons Corner, Virginia
	50%	Hyatt Regency Tysons Corner Center(13)	2015	2015	290,000	—	—	—	—
		Tysons Corner, Virginia
	50%	VITA Tysons Corner Center(13)	2015	2015	510,000	—	—	—	—
		Tysons Corner, Virginia
	50%	Tysons Tower(13)	2014	2014	529,000	—	—	—	—
		Tysons Corner, Virginia
	OTHER ASSETS UNDER DEVELOPMENT:
	25%	One Westside(13)(18)	1985/1998	Ongoing	680,000	—	—	—	—
		Los Angeles, California
		Total Other Assets			2,813,000	303,000
		Grand Total			50,579,000	24,536,000

________________________
(1)The Company's ownership interest in this table reflects its direct or indirect legal ownership interest. Legal ownership may, at times, not equal the Company's economic interest in the listed properties because of various provisions in certain joint venture agreements regarding distributions of cash flow based on capital account balances, allocations of profits and losses and payments of preferred returns. As a result, the Company's actual economic interest (as distinct from its legal ownership interest) in certain of the properties could fluctuate from time to time and may not wholly align with its legal ownership interests. Substantially all of the Company's joint venture agreements contain rights of first refusal, buy-sell provisions, exit rights, default dilution remedies and/or other break up provisions or remedies which are customary in real estate joint venture agreements and which may, positively or negatively, affect the ultimate realization of cash flow and/or capital or liquidation proceeds. See “Item 1A.—Risks Related to Our Organizational Structure—Outside partners in Joint Venture Centers result in additional risks to our stockholders.”
(2)With respect to 42 Centers, the underlying land controlled by the Company is owned in fee entirely by the Company or, in the case of Joint Venture Centers, by the joint venture property partnership or limited liability company. With respect to the remaining ten Centers, portions of the underlying land controlled by the Company are owned by third parties and leased to the Company, or the joint venture property partnership or limited liability company, pursuant to long-term ground leases. Under the terms of a typical ground lease, the Company, or the joint venture property partnership or limited liability company, has an option or right of first refusal to purchase the land. The termination dates of the ground leases range from 2028 to 2098.
(3)Total GLA includes GLA attributable to Anchors (whether owned or non-owned) and Mall and Freestanding Stores as of December 31, 2019. “Non-owned Anchors” is space not owned by the Company (or, in the case of Joint Venture Centers, by the joint venture property partnership or limited liability company) which is occupied by Anchor tenants. “Company-owned Anchors” is space owned (or leased) by the Company (or, in the case of Joint Venture Centers, by the joint venture property partnership or limited liability company) and leased (or subleased) to Anchor.
(4)These Centers have vacant Anchor locations. The Company is actively seeking replacement tenants or has entered into replacement leases for many of these vacant sites and/or is currently executing or considering redevelopment opportunities for these locations. The Company continues to collect rent under the terms of an agreement regarding one of these vacant Anchors.
(5)Forever 21 has announced plans to close two of their stores in early 2020 at Arrowhead Towne Center and Danbury Fair Mall. The Company is actively seeking replacement tenants for these Company-owned sites.
(6)These three Sears stores are closing in early 2020. The Company continues to collect rent under the terms of the related leases. The Company is actively seeking replacement tenants for these Company-owned sites.
(7)This Center had a Sears store, not owned by the Company, that closed.
(8)Portions of the land on which the Center is situated are subject to one or more long-term ground leases.
(9)JCPenney announced plans to close their Green Acres Mall store in 2020. The Company is actively releasing this store.
(10)Nordstrom has announced plans to open a 116,000 square foot store at Country Club Plaza in 2021.
(11)The Center has a vacant former Sears to be demolished for redevelopment.
(12)The Lord & Taylor store closed in January 2020. The joint venture is actively evaluating redevelopment opportunities.
(13)Included in Unconsolidated Joint Venture Centers.
(14)Tenant spaces have been intentionally held off the market and remain vacant because of redevelopment plans. As a result, the Company believes the percentage of mall and freestanding GLA leased at this redevelopment property is not meaningful data.
(15)Primark has announced plans to open a 47,000 square foot store at Fashion District Philadelphia in Spring 2021.
(16)Included in Consolidated Centers.
(17)The Company owns an office building and six stores located at shopping centers not owned by the Company. Of the six stores, one has been leased to Kohl's, two are vacant and three have been leased for non-Anchor uses. With respect to the office building and three of the six stores, the underlying land is owned in fee entirely by the Company. With respect to the remaining three stores, the underlying land is owned by third parties and leased to the Company pursuant to long-term building or ground leases. Under the terms of a typical building or ground lease, the Company pays rent for the use of the building or land and is generally responsible for all costs and expenses associated with the building and improvements. In some cases, the Company has an option or right of first refusal to purchase the land. The termination dates of the ground leases range from 2023 to 2027.
(18)One Westside, formerly known as Westside Pavilion, was a regional shopping center that closed in January 2019. This property is under redevelopment into 584,000 square feet of creative office leased entirely to Google, along with 96,000 square feet of existing dining and entertainment space.

Mortgage Debt
The following table sets forth certain information regarding the mortgages encumbering the Centers, including those Centers in which the Company has less than a 100% interest. The information set forth below is as of December 31, 2019 (dollars in thousands):

Property Pledged as Collateral	Fixed or Floating	Carrying Amount(1)	Effective Interest Rate(2)	Annual Debt Service(3)	Maturity Date(4)	Balance Due on Maturity	Earliest Date Notes Can Be Defeased or Be Prepaid
Consolidated Centers:
Chandler Fashion Center(5)(6)	Fixed	$255,174	4.18%	$10,496	7/5/24	$256,000	7/15/2020
Danbury Fair Mall	Fixed	194,718	5.53%	18,456	10/1/20	188,854	Any Time
Fashion Outlets of Chicago(7)	Fixed	299,112	4.61%	13,740	2/1/31	300,000	Any Time
Fashion Outlets of Niagara Falls USA	Fixed	106,398	4.89%	8,724	10/6/20	103,810	Any Time
Freehold Raceway Mall(5)	Fixed	398,379	3.94%	15,600	11/1/29	386,013	11/1/22
Fresno Fashion Fair	Fixed	323,659	3.67%	11,652	11/1/26	325,000	Any Time
Green Acres Commons(8)	Floating	128,926	4.40%	4,993	3/29/21	130,000	Any Time
Green Acres Mall	Fixed	277,747	3.61%	17,364	2/3/21	269,922	Any Time
Kings Plaza Shopping Center(9)	Fixed	535,097	3.71%	19,548	1/1/30	540,000	2/1/2023
Oaks, The	Fixed	187,142	4.14%	12,768	6/5/22	174,433	Any Time
Pacific View	Fixed	118,202	4.08%	8,016	4/1/22	110,597	Any Time
Queens Center	Fixed	600,000	3.49%	20,928	1/1/25	600,000	Any Time
Santa Monica Place(10)	Floating	297,817	3.34%	9,270	12/9/22	300,000	Any Time
SanTan Village Regional Center(11)	Fixed	219,140	4.34%	9,460	7/1/29	220,000	7/1/2023
Towne Mall	Fixed	20,284	4.48%	1,404	11/1/22	18,886	Any Time
Tucson La Encantada	Fixed	63,682	4.23%	4,416	3/1/22	59,788	Any Time
Victor Valley, Mall of	Fixed	114,733	4.00%	4,560	9/1/24	115,000	Any Time
Vintage Faire Mall	Fixed	252,389	3.55%	15,072	3/6/26	210,825	Any Time
		$4,392,599

Property Pledged as Collateral	Fixed or Floating	Carrying Amount(1)	Effective Interest Rate(2)	Annual Debt Service(3)	Maturity Date(4)	Balance Due on Maturity	Earliest Date Notes Can Be Defeased or Be Prepaid
Unconsolidated Joint Venture Centers (at Company's Pro Rata Share):
Arrowhead Towne Center(60%)	Fixed	$240,000	4.05%	$9,720	2/1/28	$212,719	2/1/22
Atlas Park, The Shops at(50%)(12)	Floating	35,742	4.65%	1,336	10/28/21	36,183	Any Time
Boulevard Shops(50%)(13)	Floating	9,253	3.91%	337	12/5/23	9,400	Any Time
Broadway Plaza(50%)	Fixed	224,462	4.19%	9,405	4/1/30	189,724	4/1/22
Corte Madera, The Village at(50.1%)	Fixed	112,415	3.53%	3,945	9/1/28	98,753	Any Time
Country Club Plaza(50%)	Fixed	157,788	3.88%	9,001	4/1/26	137,525	4/1/21
Deptford Mall(51%)	Fixed	90,517	3.55%	5,795	4/3/23	81,750	Any Time
FlatIron Crossing(51%)	Fixed	115,976	2.81%	8,525	1/5/21	110,538	Any Time
Kierland Commons(50%)	Fixed	106,836	3.98%	6,406	4/1/27	88,724	Any Time
Lakewood Center(60%)	Fixed	214,660	4.15%	13,144	6/1/26	185,306	Any Time
Los Cerritos Center(60%)	Fixed	315,000	4.00%	12,600	11/1/27	278,711	11/1/21
North Bridge, The Shops at(50%)	Fixed	187,045	3.71%	6,900	6/1/28	160,523	Any Time
One Westside(25%)(14)	Floating	10	3.71%	—	12/18/24	10	Any Time
Scottsdale Fashion Square(50%)	Fixed	223,190	3.02%	13,281	4/3/23	201,331	Any Time
South Plains Mall(60%)	Fixed	120,000	4.22%	5,065	11/6/25	120,000	Any Time
Twenty Ninth Street(51%)	Fixed	76,500	4.10%	3,137	2/6/26	76,500	Any Time
Tysons Corner Center(50%)	Fixed	373,024	4.13%	24,643	1/1/24	333,233	Any Time
Tysons Tower(50%)(15)	Fixed	94,380	3.38%	3,164	11/11/29	95,000	12/18/2021
Washington Square(60%)	Fixed	329,494	3.65%	12,045	11/1/22	311,863	Any Time
West Acres - Development(19%)(16)	Fixed	170	3.72%	1	10/10/29	170	Any Time
West Acres(19%)	Fixed	14,250	4.61%	1,025	3/1/32	8,256	Any Time
		$3,040,712
_______________________________________________________________________________

(1)The mortgage notes payable balances include the unamortized debt premiums (discounts). Debt premiums (discounts) represent the excess (deficiency) of the fair value of debt over (under) the principal value of debt assumed in various acquisitions. The debt premiums (discounts) are being amortized into interest expense over the term of the related debt in a manner which approximates the effective interest method.
The debt premiums (discounts) as of December 31, 2019 consisted of the following:

Property Pledged as Collateral
Consolidated Centers:
Fashion Outlets of Niagara Falls USA	$773
Unconsolidated Joint Venture Centers (at Company's Pro Rata Share):
Deptford Mall	$507
FlatIron Crossing	1,260
Lakewood Center	(9,083)
$(7,316)
The mortgage notes payable balances also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs at December 31, 2019 were $16.0 million for Consolidated Centers and $5.3 million for Unconsolidated Joint Venture Centers (at Company's pro rata share).
(2)The interest rate disclosed represents the effective interest rate, including the debt premiums (discounts) and deferred finance costs.
(3)The annual debt service represents the annual payment of principal and interest.
(4)The maturity date assumes that all extension options are fully exercised and that the Company does not opt to refinance the debt prior to these dates. These extension options are at the Company's discretion, subject to certain conditions, which the Company believes will be met.
(5)A 49.9% interest in the loan has been assumed by a third party in connection with a financing arrangement.
(6)On June 27, 2019, the Company replaced the existing loan on the property with a new $256.0 million loan that bears interest at an effective rate of 4.18% and matures on July 5, 2024.

(7)On January 10, 2019, the Company replaced the existing loan on the property with a new $300.0 million loan that bears interest at an effective rate of 4.61% and matures on February 1, 2031.
(8)The loan bears interest at LIBOR plus 2.15%.
(9)On December 3, 2019, the Company replaced the existing loan on the property with a new $540.0 million loan that bears interest at an effective rate of 3.71% and matures on January 1, 2030.
(10)The loan bears interest at LIBOR plus 1.35%. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 4.0% during the period ending December 9, 2020.
(11)On June 3, 2019, the Company’s joint venture in SanTan Village Regional Center replaced the existing loan on the property with a new $220.0 million loan that bears interest at an effective rate of 4.34% and matures on July 1, 2029.
(12)On February 22, 2019, the Company’s joint venture in The Shops at Atlas Park entered into an agreement to increase the total borrowing capacity of the existing loan on the property from $57.8 million to $80.0 million, and to extend the maturity date to October 28, 2021, including extension options. Concurrent with the loan modification, the joint venture borrowed an additional $18.4 million. The loan bears interest at LIBOR plus 2.00%.
(13)The loan bears interest at LIBOR plus 1.85%, matures on December 5, 2023 and can be expanded, depending on certain conditions, up to $23.0 million.
(14)On December 18, 2019, the Company’s joint venture in One Westside placed a construction loan on the property that allows for borrowing of up to $414.6 million, bears interest at LIBOR plus 1.70%, which can be reduced to LIBOR plus 1.50% upon the completion of certain conditions, and matures on December 18, 2024.
(15)On September 12, 2019, the Company’s joint venture in Tysons Tower placed a new $190.0 million loan on the property that bears interest at an effective rate of 3.38% and matures on November 11, 2029.
(16)On October 17, 2019, the Company’s joint venture in West Acres placed a construction loan on the property that allows for borrowing of up to $6.5 million, bears interest at an effective rate of 3.72% and matures on October 10, 2029.
ITEM 3.    LEGAL PROCEEDINGS
None of the Company, the Operating Partnership, the Management Companies or their respective affiliates is currently involved in any material legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The common stock of the Company is listed and traded on the New York Stock Exchange under the symbol "MAC". The common stock began trading on March 10, 1994 at a price of $19 per share. As of February 20, 2020, there were approximately 575 stockholders of record.
To maintain its qualification as a REIT, the Company is required each year to distribute to stockholders at least 90% of its net taxable income after certain adjustments. The Company paid all of its 2019 and 2018 quarterly dividends in cash. The timing, amount and composition of future dividends will be determined in the sole discretion of the Company's board of directors and will depend on actual and projected cash flow, financial condition, funds from operations, earnings, capital requirements, annual REIT distribution requirements, contractual prohibitions or other restrictions, applicable law and such other factors as the board of directors deems relevant. For example, under the Company's existing financing arrangements, the Company may pay cash dividends and make other distributions based on a formula derived from funds from operations (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations ("FFO")") and only if no default under the financing agreements has occurred, unless, under certain circumstances, payment of the distribution is necessary to enable the Company to continue to qualify as a REIT under the Code.
Stock Performance Graph
The following graph provides a comparison, from December 31, 2014 through December 31, 2019, of the yearly percentage change in the cumulative total stockholder return (assuming reinvestment of dividends) of the Company, the Standard & Poor's ("S&P") 500 Index, the S&P Midcap 400 Index, and the FTSE Nareit Equity Retail Index. The FTSE Nareit Equity Retail Index is an industry index of publicly-traded REITs that include the Company.
The graph assumes that the value of the investment in each of the Company's common stock and the indices was $100 at the close of the market on December 31, 2014.
Upon written request directed to the Secretary of the Company, the Company will provide any stockholder with a list of the REITs included in the FTSE Nareit Equity Retail Index. The historical information set forth below is not necessarily indicative of future performance.

Data for the S&P 500 Index, the S&P Midcap 400 Index and the FTSE Nareit Equity Retail Index were provided by Research Data Group.

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
Index Value
2014
2015
2016
2017
2018
2019
Period Ended
The Macerich Company
S&P 500 Index
S&P Midcap 400 Index
FTSE Nareit Equity Retail Index

Copyright© 2020 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
The Macerich Company	$100.00	$105.01	$95.59	$92.86	$64.48	$43.74
S&P 500 Index	100.00	101.38	113.51	138.29	132.23	173.86
S&P Midcap 400 Index	100.00	97.82	118.11	137.30	122.08	154.07
FTSE Nareit Equity Retail Index	100.00	104.56	105.55	100.51	95.53	105.70

Recent Sales of Unregistered Securities
None

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2019 to October 31, 2019	—	$—	—	$278,707,048
November 1, 2019 to November 30, 2019	—	—	—	$278,707,048
December 1, 2019 to December 31, 2019	—	—	—	$278,707,048
	—	$—	—

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

	Years Ended December 31,
	2019	2018	2017	2016	2015
OPERATING DATA:
Revenues:
Leasing revenue (1)	$858,874	$883,996	$922,152	$970,119	$1,231,367
Other	27,879	32,875	28,116	31,688	30,528
Management Companies	40,709	43,480	43,394	39,464	26,254
Total revenues	927,462	960,351	993,662	1,041,271	1,288,149
Expenses:
Shopping center and operating expenses	271,547	277,470	295,190	307,623	379,815
Leasing expense (1)	29,611	11,624	12,420	11,127	8,267
Management Companies' operating expenses	66,795	91,910	87,701	87,196	84,073
REIT general and administrative expenses	22,634	24,160	28,240	28,217	29,870
Costs related to shareholder activism (2)	—	19,369	—	—	—
Costs related to unsolicited takeover offer (3)	—	—	—	—	25,204
Depreciation and amortization	330,726	327,436	335,431	348,488	464,472
Interest expense	138,254	182,962	171,776	163,675	211,943
Loss (gain) on extinguishment of debt, net	351	—	—	(1,709)	(1,487)
Total expenses	859,918	934,931	930,758	944,617	1,202,157
Equity in income of unconsolidated joint ventures	48,508	71,773	85,546	56,941	45,164
Co-venture expense (4)	—	—	(13,629)	(13,382)	(11,804)
Income tax (expense) benefit	(1,589)	3,604	(15,594)	(722)	3,223
(Loss) gain on sale or write down of assets, net	(11,909)	(31,825)	42,446	415,348	400,337
Net income	102,554	68,972	161,673	554,839	522,912
Less net income attributable to noncontrolling interests	5,734	8,952	15,543	37,844	35,350
Net income attributable to the Company	$96,820	$60,020	$146,130	$516,995	$487,562
Earnings per common share ("EPS") attributable to the Company:
Basic	$0.68	$0.42	$1.02	$3.52	$3.08
Diluted (5)(6)	$0.68	$0.42	$1.02	$3.52	$3.08

	As of December 31,
	2019	2018	2017	2016	2015
BALANCE SHEET DATA:
Investment in real estate (before accumulated depreciation)	$8,993,049	$8,878,820	$9,127,533	$9,209,211	$10,689,656
Total assets	$8,853,571	$9,026,808	$9,605,862	$9,958,148	$11,235,584
Total mortgage and notes payable	$5,209,976	$4,982,460	$5,170,264	$4,965,900	$5,260,750
Equity (7)	$2,830,970	$3,188,432	$3,967,999	$4,427,168	$5,071,239
OTHER DATA:
Funds from operations ("FFO") attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold—diluted (8)	$536,961	$564,436	$582,878	$642,304	$642,268
Cash flows provided by (used in):
Operating activities	$355,157	$344,311	$386,389	$429,534	$554,956
Investing activities	$(112,026)	$176,323	$178,988	$454,066	$(70,136)
Financing activities	$(278,216)	$(514,438)	$(566,269)	$(867,502)	$(452,329)
Number of Centers at year end	52	52	55	57	58
Regional Shopping Centers portfolio occupancy	94.0%	95.4%	95.0%	95.4%	96.1%
Regional Shopping Centers portfolio sales per square foot	$801	$726	$660	$630	$635
Weighted average number of shares outstanding—EPS basic	141,340	141,142	141,877	146,599	157,916
Weighted average number of shares outstanding—EPS diluted (6)	141,340	141,144	141,913	146,711	158,060
Distributions declared per common share (9)	$3.00	$2.97	$2.87	$2.75	$6.63
_______________________________________________________________________________

(1)On January 1, 2019, the Company adopted Accounting Standards Codification ("ASC") 842, "Leases", under the modified retrospective method. The new standard amended the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors).
Upon adoption of the new standard, the Company has presented all revenues associated with leases as leasing revenue on its consolidated statements of operations. For comparison purposes, the Company has reclassified minimum rents, percentage rents, tenant recoveries and other leasing income to leasing revenue for the years ended December 31, 2018, 2017, 2016 and 2015 to conform to the presentation for the the year ended December 31, 2019. The new standard requires the Company to reduce leasing revenue for credit losses associated with lease receivables. The standard also requires that the provision for bad debts relating to leases be presented as a reduction of leasing revenue. For the years ended December 31, 2018, 2017, 2016 and 2015, the provision for bad debts is included in shopping center and operating expenses.
The new standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Initial direct costs include the salaries and related costs for employees directly working on leasing activities. Prior to January 1, 2019, these costs were capitalizable and therefore the new lease standard resulted in certain of these costs being expensed as incurred. For comparison purposes, the Company has reclassified leasing costs that were included in management companies' operating expenses to leasing expenses for the years ended December 31, 2018, 2017, 2016 and 2015 to conform to the presentation for the the year ended December 31, 2019.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Management's Overview and Summary—Other Transactions and Events".
(2)During the year ended December 31, 2018, the Company incurred $19.4 million in costs associated with activities related to shareholder activism. These costs were primarily for legal and advisory services.
(3)During the year ended December 31, 2015, the Company incurred $25.2 million in legal and advisory costs in response to an unsolicited, conditional proposal from Simon Property Group, Inc.
(4)On January 1, 2018, upon adoption of ASU 2014-09, "Revenue From Contracts With Customers (ASC 606)", the Company changed its accounting for Chandler Freehold from a co-venture arrangement to a financing arrangement. As a result, the Company no longer records co-venture expense for its partner's share of the income of Chandler Freehold. Under the financing arrangement, the Company recognizes interest expense on (i) the changes in fair value of the financing arrangement obligation, (ii) any payments to the joint venture partner equal to their pro rata share of net income and (iii) any payments to the joint venture partner less than or in excess of their pro rata share of net income.
(5)Assumes the conversion of Operating Partnership units to the extent they are dilutive to the EPS computation. It also assumes the conversion of MACWH, LP common and preferred units to the extent that they are dilutive to the EPS computation.
(6)Includes the dilutive effect, if any, of share and unit-based compensation plans calculated using the treasury stock method and the dilutive effect, if any, of all other dilutive securities calculated using the "if converted" method.

(7)Equity includes the noncontrolling interests in the Operating Partnership, nonredeemable noncontrolling interests in consolidated joint ventures and common and non-participating convertible preferred units of MACWH, LP.
(8)See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations ("FFO")".
(9)On October 30, 2015, the Company declared two special dividends/distributions ("Special Dividend"), each of $2.00 per share of common stock and per OP Unit to stockholders and OP Unit holders of record on November 12, 2015. The first Special Dividend was paid on December 8, 2015 and the second Special Dividend was paid on January 6, 2016. The Special Dividends were funded from proceeds in connection with the financing and sale of ownership interests in the Lakewood Center, Los Cerritos Center, South Plains Mall and Washington Square (collectively referred to as the "PPR Portfolio") and Arrowhead Towne Center.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, the Operating Partnership. As of December 31, 2019, the Operating Partnership owned or had an ownership interest in 47 regional shopping centers and five community/power shopping centers. These 52 regional and community/power shopping centers (which include any related office space) consist of approximately 51 million square feet of gross leasable area (“GLA”) and are referred to herein as the “Centers”. The Centers consist of consolidated Centers (“Consolidated Centers”) and unconsolidated joint venture Centers (“Unconsolidated Joint Venture Centers”) as set forth in “Item 2. Properties,” unless the context otherwise requires. The Company is a self-administered and self-managed REIT and conducts all of its operations through the Operating Partnership and the Management Companies.
The following discussion is based primarily on the consolidated financial statements of the Company for the years ended December 31, 2019, 2018 and 2017. It compares the results of operations and cash flows for the year ended December 31, 2019 to the results of operations and cash flows for the year ended December 31, 2018. Also included is a comparison of the results of operations and cash flows for the year ended December 31, 2018 to the results of operations and cash flows for the year ended December 31, 2017. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
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
On December 4, 2017, the Company replaced the existing loan on Santa Monica Place with a new $300.0 million loan that bears interest at LIBOR plus 1.35% and matures on December 9, 2022, including three one-year extension options. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 4.00% through December 9, 2021. The Company used the net proceeds to pay down its line of credit and for general corporate purposes.
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
On July 25, 2019, the Company's joint venture in Fashion District Philadelphia amended the existing term loan on the joint venture to allow for additional borrowings up to $100.0 million at LIBOR plus 2.00%. Concurrent with the amendment, the joint venture borrowed an additional $26.0 million. On August 16, 2019, the joint venture borrowed an additional $25.0 million. The Company used its share of the additional proceeds to pay down its line of credit and for general corporate purposes.
On September 12, 2019, the Company’s joint venture in Tysons Tower placed a new $190.0 million loan on the property that bears interest at an effective rate of 3.38% and matures on November 11, 2029. The Company used its share of the proceeds to pay down its line of credit and for general corporate purposes.
On October 17, 2019, the Company’s joint venture in West Acres placed a construction loan on the property that allows for borrowing of up to $6.5 million, bears interest at an effective rate of 3.72% and matures on October 10, 2029. The joint venture intends to use the proceeds from the loan to fund the expansion of the property.
On December 3, 2019, the Company replaced the existing loan on Kings Plaza Shopping Center with a new $540.0 million loan that bears interest at an effective rate of 3.71% and matures on January 1, 2030. The Company used the additional proceeds to pay down its line of credit and for general corporate purposes.
On December 18, 2019, the Company’s joint venture in One Westside placed a $414.6 million construction loan on the redevelopment project (See "Redevelopment and Development Activities"). The loan bears interest at LIBOR plus 1.70%, which can be reduced to LIBOR plus 1.50% upon the completion of certain conditions and matures on December 18, 2024. The joint venture intends to use the loan proceeds to fund the completion of the project.

Redevelopment and Development Activity:
On September 19, 2019, the Company's joint venture with Pennsylvania REIT opened the first phase of the redevelopment of Fashion District Philadelphia, an 899,000 square foot regional shopping center in Philadelphia, Pennsylvania. The project will have additional tenant openings throughout 2020 and early 2021. The total cost of the project is estimated to be between $400.0 million and $420.0 million, with $200.0 million to $210.0 million estimated to be the Company's pro rata share. The Company has funded $190.9 million of the total $381.8 million incurred by the joint venture as of December 31, 2019.
The Company's joint venture in Scottsdale Fashion Square completed the redevelopment of a former Barney's store and an 80,000 square foot exterior expansion in the fourth quarter of 2019. The Company has funded $40.0 million of the total $80.0 million incurred by the joint venture as of December 31, 2019.
The Company's joint venture with Hudson Pacific Properties is redeveloping One Westside into 584,000 square feet of creative office space and 96,000 square feet of dining and entertainment space. The entire creative office space has been leased to Google and is expected to be completed in 2022. The total cost of the project is estimated to be between $500.0 million and $550.0 million, with $125.0 million to $137.5 million estimated to be the Company's pro rata share. The Company has funded $50.4 million of the total $201.5 million incurred by the joint venture as of December 31, 2019. The joint venture expects to fund the remaining costs of the development with its new $414.6 million construction loan (See "Financing Activities").
The Company has a 50/50 joint venture with Simon Property Group to develop Los Angeles Premium Outlets, a premium outlet center in Carson, California that is planned to open with approximately 400,000 square feet, followed by an additional 165,000 square feet in the second phase. The Company has funded $35.9 million of the total $71.7 million incurred by the joint venture as of December 31, 2019.
In connection with the closures and lease rejections of several Sears stores owned or partially owned by the Company, the Company anticipates spending between $130.0 million to $160.0 million at the Company’s pro rata share to redevelop the Sears stores. The anticipated openings of such redevelopments are expected to occur over several years. The estimated range of redevelopment costs could increase if the Company or its joint venture decides to expand the scope of the redevelopments.The Company has funded $22.4 million at its pro rata share as of December 31, 2019.
Other Transactions and Events:
On February 12, 2017, the Company's Board of Directors authorized the repurchase of up to $500.0 million of its outstanding common shares as market conditions and the Company’s liquidity warrant (the "2017 Stock Buyback Program"). Repurchases may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including ASR transactions, or other methods of acquiring shares, from time to time as permitted by securities laws and other legal requirements. During the period from February 12, 2017 to December 31, 2017, the Company repurchased a total of 3,627,390 of its common shares for $221.4 million, representing an average price of $61.01 per share. The Company funded the repurchases from the net proceeds of the sale of Cascade Mall and Northgate Mall (See "Acquisitions and Dispositions"), its share of the proceeds from the sale of ownership interests in office buildings at Fashion District Philadelphia and Country Club Plaza (See "Acquisitions and Dispositions") and from borrowings under its line of credit. There were no repurchases during the years ended December 31, 2019 and 2018.
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
Upon adoption of the new standard, the Company has presented all revenues associated with leases as leasing revenue on its consolidated statements of operations. For comparison purposes, the Company has reclassified minimum rents, percentage rents, tenant recoveries and other leasing income to leasing revenue for the years ended December 31, 2018 and 2017 to conform to the presentation for the year ended December 31, 2019. The new standard requires the Company to reduce leasing revenue for credit losses associated with lease receivables. For the years ended December 31, 2018 and 2017, the provision for bad debts is included in shopping center and operating expenses. In addition, straight-line rent receivables are written off when the Company believes there is reasonable uncertainty regarding a tenant's ability to complete the term of the lease. As a result, the Company recognized a cumulative effect adjustment of $2.2 million upon adoption for the write off of straight-line rent receivables of tenants that were in litigation or bankruptcy.
The new standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Initial direct costs include the salaries and related costs for employees directly working on leasing activities. Prior to January 1, 2019, these costs were capitalizable and therefore the new lease standard resulted in certain of these costs being expensed as incurred. For comparison purposes, the Company has reclassified leasing costs that were included in management companies' operating expenses to leasing expenses for the years ended December 31, 2018 and 2017 to conform to the presentation for the year ended December 31, 2019.
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
The Company records its Financing Arrangement obligation at fair value on a recurring basis with changes in fair value being recorded as interest expense in the Company’s consolidated statements of operations. The fair value is determined based on a discounted cash flow model, with the significant unobservable inputs including discount rate, terminal capitalization rate, and market rents. The fair value of the Financing Arrangement obligation is sensitive to these significant unobservable inputs and a change in these inputs may result in a significantly higher or lower fair value measurement.
Results of Operations
Many of the variations in the results of operations, discussed below, occurred because of the transactions affecting the Company's properties described above, including those related to the Redevelopment Properties, the JV Transition Centers and the Disposition Properties (each as defined below).
For purposes of the discussion below, the Company defines "Same Centers" as those Centers that are substantially complete and in operation for the entirety of both periods of the comparison. Non-Same Centers for comparison purposes include those Centers or properties that are going through a substantial redevelopment often resulting in the closing of a portion of the Center (“Redevelopment Properties”), those properties that have recently transitioned to or from equity method joint ventures to consolidated assets ("JV Transition Centers") and properties that have been disposed of ("Disposition Properties"). The Company moves a Center in and out of Same Centers based on whether the Center is substantially complete and in operation for the entirety of both periods of the comparison. Accordingly, the Same Centers consist of all consolidated Centers, excluding the Redevelopment Properties, the JV Transition Center and the Disposition Properties for the periods of comparison.
For the comparison of the year ended December 31, 2019 to the year ended December 31, 2018 and the comparison of the year ended December 31, 2018 to the year ended December 31, 2017, the Redevelopment Properties are Paradise Valley Mall and certain ground up developments.
For the comparison of the year ended December 31, 2019 to the year ended December 31, 2018 and the comparison of the year ended December 31, 2018 to the year ended December 31, 2017, the JV Transition Center is One Westside. The change in revenues and expenses at the JV Transition Center is primarily due to the conversion of One Westside from a Consolidated Center to an Unconsolidated Joint Venture Center.
For comparison of the year ended December 31, 2019 to the year ended December 31, 2018, the Disposition Property is Promenade at Casa Grande. For the comparison of the year ended December 31, 2018 to the year ended December 31, 2017, the Disposition Properties are Promenade at Casa Grande, 500 North Michigan Avenue, Cascade Mall and Northgate Mall.
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
Tenant sales per square foot increased from $726 for the twelve months ended December 31, 2018 to $801 for the twelve months ended December 31, 2019. Occupancy rate decreased from 95.4% at December 31, 2018 to 94.0% at December 31, 2019. Releasing spreads remained positive as the Company was able to lease available space at average higher rents than the expiring rental rates, resulting in a releasing spread of $2.65 per square foot ($59.15 on new and renewal leases executed compared to $56.50 on leases expiring), representing a 4.7% increase for the trailing twelve months ended December 31, 2019. The Company expects that releasing spreads will continue to be positive for 2020 as it renews or relets leases that are scheduled to expire. These leases that are scheduled to expire represent approximately 930,000 square feet of the Centers, accounting for 14.0% of the GLA of mall stores and freestanding stores, for spaces 10,000 square feet and under, as of December 31, 2019. These calculations exclude Centers under development or redevelopment and property dispositions (See "Acquisitions and Dispositions" and "Redevelopment and Development Activities" in Management's Overview and Summary).

During the trailing twelve months ended December 31, 2019, the Company signed 359 new leases and 579 renewal leases comprising approximately 3.5 million square feet of GLA, of which 2.3 million square feet related to the consolidated Centers. The average tenant allowance was $29.25 per square foot.
Outlook
The Company has a long-term four-pronged business strategy that focuses on the acquisition, leasing and management, redevelopment and development of Regional Shopping Centers. Although the Company believes that overall regional shopping center fundamentals in its markets appear reasonably strong, the Company expects that its results for 2020 will be negatively impacted by Anchor closures and tenant bankruptcies, among other factors.
Rising interest rates could increase the cost of the Company’s borrowings due to its outstanding floating-rate debt and lead to higher interest rates on new fixed-rate debt. In certain cases, the Company may limit its exposure to interest rate fluctuations related to a portion of its floating-rate debt by using interest rate cap and swap agreements. Such agreements, subject to current market conditions, allow the Company to replace floating-rate debt with fixed-rate debt in order to achieve its desired ratio of floating-rate to fixed-rate debt. However, in an increasing interest rate environment the fixed rates the Company can obtain with such replacement fixed-rate cap and swap agreements or the fixed-rate on new debt will also continue to increase.
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
On October 15, 2018, Sears filed for bankruptcy and announced additional store closings. At the time of the bankruptcy filing, the Company had 21 Sears stores in its portfolio totaling approximately 3.1 million square feet and accounting for less than 1% of the Company’s total leasing revenue. The twenty-one stores included seven owned by the Company, nine owned by the Company’s joint venture with Seritage Growth Properties (“Seritage”), one store that was owned by Sears and four stores that were owned by Seritage. Although, in the short-term, the bankruptcy of an Anchor such as Sears may lead to lost base rent and the triggering of co-tenancy clauses, there is also the potential to create additional future value through the recapturing of space and releasing that space to new tenants at higher rent per square foot, which the Company has demonstrated through its joint venture with Seritage and the completed redevelopment of a former Sears store at Kings Plaza Shopping Center in July 2018.
As of December 31, 2019, the Company recaptured ten Sears locations, including seven through its joint venture with Seritage, through formal lease rejections and lease terminations. The Company currently anticipates aggregate redevelopment investments at several of these locations of $130.0 million to $160.0 million (at the Company's pro rata share) over the next several years. New tenants are expected to open at several projects in 2020. In early 2020, Sears will be closing five additional locations, including three stores in which the Company has an ownership interest and two that are owned by Seritage and not by the Company. Sears will continue to pay rent on these locations in which the Company has an ownership interest. The Company is actively seeking replacement tenants for these Company-owned sites.
On September 29, 2019, Forever 21, Inc. filed for Chapter 11 bankruptcy. At the time of the bankruptcy filing, the Company had 29 Forever 21 stores in its portfolio totaling approximately 1.2 million square feet. As of December 31, 2019, Forever 21 stores represented 1.4% of total minimum and percentage rental revenues of the Company. The Company is in ongoing discussions with Forever 21 regarding the status of those stores. Based on a court filing dated October 28, 2019, the Company expects that four of the Forever 21 stores will close, three of which are owned by the Company (Danbury Fair Mall, Arrowhead Towne Center and Pacific View), and one of which is not owned by the Company (Vintage Faire Mall). The Company anticipates that it may provide certain rent concessions in connection with a number of the remaining stores.The Company is actively seeking replacement tenants for these Company-owned sites.
Comparison of Years Ended December 31, 2019 and 2018
Revenues:
Leasing revenue decreased by $25.1 million, or 2.8%, from 2018 to 2019. The decrease in rental revenue is attributed to a decrease of $18.5 million from the Same Centers, $3.0 million from the JV Transition Center, $2.3 million from the Disposition Property and $1.3 million from the Redevelopment Properties.
Leasing revenue includes the amortization of above and below-market leases, the amortization of straight-line rents and lease termination income. The amortization of above and below-market leases increased from $1.9 million in 2018 to $5.2 million in 2019. The amortization of straight-line rents decreased from $11.8 million in 2018 to $10.5 million in 2019. Lease termination income decreased from $9.9 million in 2018 to $4.6 million in 2019. Leasing revenue also includes a provision for bad debts of $7.7 million in 2019 (See "Other Transactions and Events" in Management's Overview and Summary). The decrease in leasing revenue at the Same Centers is primarily due to the inclusion of the provision for bad debts in 2019 and a decrease in lease termination income.
Management Companies' revenue decreased from $43.5 million in 2018 to $40.7 million in 2019.
Shopping Center and Operating Expenses:
Shopping center and operating expenses decreased $5.9 million, or 2.1%, from 2018 to 2019. The decrease in shopping center and operating expenses is attributed to a decrease of $2.0 million from the Same Centers, $1.9 million from the JV Transition Center, $1.2 million from the Disposition Property and $0.8 million from the Redevelopment Properties. The decrease in shopping center and operating expenses at the the Same Centers is primarily due to the exclusion of bad debt expense in 2019 (See "Other Transactions and Events" in Management's Overview and Summary) offset in part by an increase in property tax expense.
Leasing Expenses:
Leasing expenses increased from $11.6 million in 2018 to $29.6 million in 2019. The increase in leasing expenses is due to the Company's adoption of ASC 842 in 2019 (See "Other Transactions and Events" in Management's Overview and Summary).
Management Companies' Operating Expenses:
Management Companies' operating expenses decreased $25.1 million from 2018 to 2019. The decrease is attributed to a one-time charge of $12.7 million in connection with the Company's reduction in work force in 2018 (See "Other Transactions and Events" in Management's Overview and Summary) and the subsequent reduction in payroll and share and unit-based compensation costs.
REIT General and Administrative Expenses:
REIT general and administrative expenses decreased $1.5 million from 2018 to 2019 due to a reduction in compensation costs.
Costs Related to Shareholder Activism:
The Company incurred $19.4 million in costs related to shareholder activism in 2018 (See "Other Transactions and Events" in Management's Overview and Summary) and none in 2019.
Depreciation and Amortization:
Depreciation and amortization increased $3.3 million from 2018 to 2019. The increase in depreciation and amortization is primarily attributed to an increase of $5.3 million from the Same Centers offset in part by decreases of $1.3 million from the JV Transition Center and $0.7 million from the Disposition Property.
Interest Expense:
Interest expense decreased $44.7 million from 2018 to 2019. The decrease in interest expense is primarily attributed to decreases of $62.7 million from the Financing Arrangement (See "Other Transactions and Events" in Management's Overview and Summary) and $1.1 million from the JV Transition Center offset in part by increases of $12.9 million from the Same Centers, $4.4 million from borrowings under the line of credit and $1.8 million from the Redevelopment Properties.
The decrease in interest expense from the Financing Arrangement is primarily due to the change in fair value of the underlying properties and the mortgage notes payable on the underlying properties. The increase in interest expense at the Same Centers is primarily due to the new loans on Fashion Outlets of Chicago, Chandler Fashion Center, SanTan Village Regional Center and Kings Plaza Shopping Center (See "Financing Activities" in Management's Overview and Summary).
The above interest expense items are net of capitalized interest, which decreased from $15.4 million in 2018 to $9.6 million in 2019.
Equity in Income of Unconsolidated Joint Ventures:
Equity in income of unconsolidated joint ventures decreased $23.3 million from 2018 to 2019. The decrease in equity in income of unconsolidated joint ventures is primarily due to the write-down of intangible assets as a result of lease terminations at the Company's joint venture with Seritage in 2019, the gain on the sale of The Market at Estrella Falls in 2018 (See

"Acquisitions and Dispositions" in Management's Overview and Summary), the gain on the sale of an ownership interest in an office building at Fashion District Philadelphia in 2018 (See "Acquisitions and Dispositions" in Management's Overview and Summary) and interest expense from the loan placed on Broadway Plaza in 2018 (See "Financing Activities" in Management's Overview and Summary).
Loss on Sale or Write Down of Assets, net:
Loss on sale or write down of assets, net decreased $19.9 million from $31.8 million in 2018 to $11.9 million in 2019. The decrease in loss on sale or write down of assets, net is primarily due to the $54.5 million in impairment losses in 2018 and a $12.0 million decrease in the write down of development costs in 2019 offset in part by the $46.2 million gain on the sale of a 75% ownership interest in One Westside in 2018 (See "Acquisitions and Dispositions" in Management's Overview and Summary) and a $0.6 million decrease in gain on land sales in 2019. The impairment losses were due to the reduction in the estimated holding periods of SouthPark Mall, Promenade at Casa Grande, Southridge Center and two freestanding stores.
Net Income:
Net income increased $33.6 million from 2018 to 2019. The increase in net income is primarily attributed to the decreases of $44.7 million in interest expense and $19.4 million in costs related to shareholder activism offset in part by the decrease of$19.9 million in loss on sale or write down of assets, net, as described above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold decreased 4.9% from $564.4 million in 2018 to $537.0 million in 2019. For a reconciliation of net income attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold and FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold, see "Funds From Operations ("FFO")" below.
Operating Activities:
Cash provided by operating activities increased $10.8 million from 2018 to 2019. The increase is primarily due to the $19.4 million in costs related to shareholder activism in 2018 (See "Other Transactions and Events" in Management's Overview and Summary) and changes in assets and liabilities and the results as discussed above.
Investing Activities:
Cash used in investing activities increased by $288.3 million from 2018 to 2019. The increase in cash used in investing activities is primarily attributed to a decrease in distributions from unconsolidated joint ventures of $270.3 million, a decrease in proceeds from the sale of assets of $80.4 million and an increase in contributions to unconsolidated joint ventures of $71.7 million offset in part by an increase in proceeds from notes receivable of $67.8 million and decreases in development, redevelopment, expansion and renovations of properties of $14.3 million and property improvements of $35.0 million.
The decrease in distributions from unconsolidated joint ventures is primarily due to the distribution of the Company's share of proceeds from the loans placed on Broadway Plaza and Fashion District Philadelphia (See "Financing Activities" in Management's Overview and Summary) in 2018 and the sale of an ownership interest in an office building at Fashion District Philadelphia (See "Acquisitions and Dispositions" in Management's Overview and Summary) in 2018, offset in part by the Company's share of loan proceeds from the new loan on Tysons Tower (See "Financing Activities" in Management's Overview and Summary) in 2019. The increase in proceeds from notes receivable is due to the repayment of the note receivable from the Lennar Corporation in 2019 (See Note 18—Related Party Transactions in the Company's Notes to the Consolidated Financial Statements).
Financing Activities:
Cash used in financing activities decreased $236.2 million from 2018 to 2019. The decrease in cash used in financing activities is primarily due to an increase in proceeds from mortgages, bank and other notes payable of $1.4 billion, offset in part by an increase in payments on mortgages, bank and other notes payable of $1.1 billion, the payment on the Financing Arrangement of $27.9 million in 2019 and an increase in dividends and distributions of $20.9 million.

Comparison of Years Ended December 31, 2018 and 2017
Revenues:
Leasing revenue decreased by $38.2 million, or 4.1%, from 2017 to 2018. The decrease in rental revenue is attributed to a decrease of $13.5 million from the JV Transition Center, $12.7 million from the Same Centers, $11.9 million from the Disposition Properties and $0.1 million from the Redevelopment Properties.
The amortization of above and below-market leases increased from $1.0 million in 2017 to $1.9 million in 2018 primarily due to the JV Transition Centers. The amortization of straight-line rents increased from $8.6 million in 2017 to $11.8 million in 2018. Lease termination income decreased from $18.1 million in 2017 to $9.9 million in 2018.
Management Companies' revenue increased from $43.4 million in 2017 to $43.5 million in 2018.
Shopping Center and Operating Expenses:
Shopping center and operating expenses decreased $17.7 million, or 6.0%, from 2017 to 2018. The decrease in shopping center and operating expenses is attributed to decreases of $9.8 million from the Same Centers, $5.5 million from Disposition Properties and $5.0 million from JV Transition Center offset in part by an increase of $2.6 million from Redevelopment Properties. The decrease in shopping center and operating expenses at the the Same Centers is primarily due to a reduction in property tax expense.
Leasing Expenses:
Leasing expenses decreased from $12.4 million in 2017 to $11.6 million in 2018.
Management Companies' Operating Expenses:
Management Companies' operating expenses increased $4.2 million from 2017 to 2018. The increase is attributed to a one-time charge of $12.7 million in 2018 in connection with the Company's reduction in work force (See "Other Transactions and Events" in Management's Overview and Summary) offset in part by the subsequent reduction in payroll and share and unit-based compensation costs.
REIT General and Administrative Expenses:
REIT general and administrative expenses decreased $4.1 million from 2017 to 2018 due to a reduction in compensation costs.
Costs Related to Shareholder Activism:
The Company incurred $19.4 million in costs related to shareholder activism in 2018 (See "Other Transactions and Events" in Management's Overview and Summary).
Depreciation and Amortization:
Depreciation and amortization decreased $8.0 million from 2017 to 2018. The decrease in depreciation and amortization is primarily attributed to decreases of $4.9 million from the JV Transition Center, $4.3 million from the Disposition Properties and $0.3 million from the Redevelopment Properties offset in part by an increase of $1.5 million from the Same Centers.
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
Equity in Income of Unconsolidated Joint Ventures:
Equity in income of unconsolidated joint ventures decreased $13.8 million from 2017 to 2018. The decrease in equity in income from joint ventures is primarily due to the gain on the sale of an ownership interest in office buildings at Fashion District Philadelphia in 2017 (See "Acquisitions and Dispositions" in Management's Overview and Summary) and interest expense on the mortgage loan on Broadway Plaza in 2018 (See "Financing Activities" in Management's Overview and Summary).
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
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold decreased 3.2% from $582.9 million in 2017 to $564.4 million 2018. For a reconciliation of net income attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders and FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold and FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold, see "Funds From Operations ("FFO")" below.
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
The following tables summarize capital expenditures and lease acquisition costs incurred at the Centers (at the Company's pro rata share) for the years ended December 31:

(Dollars in thousands)	2019	2018	2017
Consolidated Centers:
Acquisitions of property, building improvement and equipment	$34,763	$53,350	$38,153
Development, redevelopment, expansion and renovation of Centers	112,263	173,329	152,095
Tenant allowances	18,860	12,636	11,484
Deferred leasing charges	3,203	17,353	26,526
	$169,089	$256,668	$228,258
Joint Venture Centers (at Company's pro rata share):
Acquisitions of property, building improvement and equipment	$12,321	$15,697	$16,069
Development, redevelopment, expansion and renovation of Centers	210,574	145,905	121,787
Tenant allowances	9,339	8,736	6,779
Deferred leasing charges	3,386	10,880	6,154
	$235,620	$181,218	$150,789
The Company expects amounts to be incurred during the next twelve months for tenant allowances and deferred leasing charges to be comparable to 2019 and that capital for those expenditures will be available from working capital, cash flow from operations, borrowings on property specific debt or unsecured corporate borrowings. Although the amounts to be incurred for deferred leasing charges during the next twelve months are expected to be comparable to 2019, the Company began expensing a significant portion of its leasing costs in 2019 in accordance with its adoption of ASC 842 (See "Other Transactions and Events" in Management's Overview and Summary). The Company expects to incur between $250 million and $300 million during the next twelve months for development, redevelopment, expansion and renovations. Capital for these major expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of debt or equity financings, which are expected to include borrowings under the Company's line of credit and construction loans.
The Company has also generated liquidity in the past, and may continue to do so in the future, through equity offerings and issuances, property refinancings, joint venture transactions and the sale of non-core assets. For example, the Company has generated liquidity through the sales of ownership interests in One Westside and an office building at Fashion District Philadelphia (See "Acquisitions and Dispositions" in Management's Overview and Summary), the sales of The Market at Estrella Falls and Promenade at Casa Grande, and the financing of Fashion Outlets of Chicago, Fashion District Philadelphia, Broadway Plaza, SanTan Village Regional Center, Chandler Fashion Center and Tysons Tower (See "Financing Activities" in Management's Overview and Summary). The Company used the proceeds from these transactions to pay down its line of credit and for general corporate purposes. Furthermore, the Company has filed a shelf registration statement, which registered an unspecified amount of common stock, preferred stock, depositary shares, debt securities, warrants, rights, stock purchase contracts and units that may be sold from time to time by the Company. The Company expects any additional repurchases of the Company's common stock under the 2017 Stock Buyback Program to be funded by future sales of non-core assets, borrowings under its line of credit and/or refinancing transactions.
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

The Company's total outstanding loan indebtedness, which includes mortgages and other notes payable, at December 31, 2019 was $8.1 billion (consisting of $5.2 billion of consolidated debt, less $359.1 million of noncontrolling interests, plus $3.2 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand.
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
The Company has a $1.5 billion revolving line of credit facility that bears interest at LIBOR plus a spread of 1.30% to 1.90%, depending on the Company's overall leverage level, and matures on July 6, 2020 with a one-year extension option. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2.0 billion. All obligations under the facility are unconditionally guaranteed only by the Company. Based on the Company's leverage level as of December 31, 2019, the borrowing rate on the facility was LIBOR plus 1.55%. The Company has four interest rate swap agreements that effectively convert a total of $400.0 million of the outstanding balance from floating rate debt of LIBOR plus 1.55% to fixed rate debt of 4.30% until September 30, 2021. At December 31, 2019, total borrowings under the line of credit were $820.0 million less unamortized deferred finance costs of $2.6 million with a total interest rate of 3.92%. The Company's availability under the line of credit was $679.7 million at December 31, 2019.
Cash dividends and distributions for the twelve months ended December 31, 2019 were $474.5 million. A total of $355.2 million was funded by operations. The remaining $119.4 million was funded from distributions from unconsolidated joint ventures, which were included in the cash flows from investing activities section of the Company's Consolidated Statement of Cash Flows.
At December 31, 2019, the Company was in compliance with all applicable loan covenants under its agreements.
At December 31, 2019, the Company had cash and cash equivalents of $100.0 million.
Off-Balance Sheet Arrangements:
The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the consolidated balance sheets of the Company as investments in unconsolidated joint ventures.
As of December 31, 2019, one of the Company's joint ventures has $150.5 million of debt that could become recourse to the Company, should the joint venture be unable to discharge the obligation of the related debt.
Additionally, as of December 31, 2019, the Company was contingently liable for $40.8 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Contractual Obligations:
The following is a schedule of contractual obligations as of December 31, 2019 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)(1)	$6,266,635	$494,795	$2,218,344	$609,305	$2,944,191
Lease obligations(2)	217,455	19,255	46,730	20,123	131,347
Purchase obligations(3)	4,194	4,194	—	—	—
Other liabilities	223,410	159,917	17,199	13,744	32,550
	$6,711,694	$678,161	$2,282,273	$643,172	$3,108,088
_______________________________________________________________________________
(1)Interest payments on floating rate debt were based on rates in effect at December 31, 2019.
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
Beginning during the first quarter of 2018, the Company revised its definition of FFO so that FFO excluded the impact of the financing expense in connection with Chandler Freehold. Beginning in 2019, the Company now presents a separate non-GAAP measure - FFO excluding financing expense in connection with Chandler Freehold. The Company has revised the FFO presentation for the years ended December 31, 2018, 2017, 2016 and 2015 to conform to the current presentation.
The Company accounts for its joint venture in Chandler Freehold as a financing arrangement. In connection with this treatment, the Company recognizes financing expense on (i) the changes in fair value of the financing arrangement obligation, (ii) any payments to the joint venture partner equal to their pro rata share of net income and (iii) any payments to the joint venture partner less than or in excess of their pro rata share of net income. Only the noted expenses related to the changes in fair value and for the payments to the joint venture partner less than or in excess of their pro rata share of net income are excluded from the measure - FFO excluding financing expense in connection with Chandler Freehold.
The Company also presents FFO excluding financing expense in connection with Chandler Freehold, gain or loss on extinguishment of debt, net and costs related to shareholder activism and unsolicited takeover offer.
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

Funds From Operations ("FFO") (Continued)
Management compensates for the limitations of FFO by providing investors with financial statements prepared according to GAAP, along with this detailed discussion of FFO and a reconciliation of net income to FFO and FFO-diluted. Management believes that to further understand the Company's performance, FFO should be compared with the Company's reported net income and considered in addition to cash flows in accordance with GAAP, as presented in the Company's consolidated financial statements. The following reconciles net income attributable to the Company to FFO and FFO-basic and diluted, excluding financing expense in connection with Chandler Freehold, loss (gain) on extinguishment of debt, net and costs related to shareholder activism and unsolicited takeover offer for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 (dollars and shares in thousands):

	2019	2018	2017	2016	2015
Net income attributable to the Company	$96,820	$60,020	$146,130	$516,995	$487,562
Adjustments to reconcile net income attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted:
Noncontrolling interests in the Operating Partnership	7,131	4,407	10,729	37,780	32,615
Loss (gain) on sale or write down of consolidated assets, net	11,909	31,825	(42,446)	(415,348)	(400,337)
Add: gain on undepreciated assets—consolidated assets	3,829	4,884	1,564	3,717	1,326
Less: loss on write-down of non-real estate assets—consolidated assets	—	—	(10,138)	—	—
Add: noncontrolling interests share of (loss) gain on sale or write-down of assets—consolidated assets	(2,822)	580	1,209	(1,662)	481
Loss (gain) on sale or write down of assets—unconsolidated joint ventures(1)	462	(2,993)	(14,783)	189	(4,392)
Add: gain (loss) on sale of undepreciated assets—unconsolidated joint ventures(1)	—	666	6,644	(2)	4,395
Depreciation and amortization on consolidated assets	330,726	327,436	335,431	348,488	464,472
Less: noncontrolling interests in depreciation and amortization—consolidated assets	(15,124)	(14,793)	(15,126)	(15,023)	(14,962)
Depreciation and amortization—unconsolidated joint ventures(1)	189,728	174,952	177,274	179,600	84,160
Less: depreciation on personal property	(15,997)	(13,699)	(13,610)	(12,430)	(13,052)
FFO attributable to common stockholders and unit holders—basic and diluted	606,662	573,285	582,878	642,304	642,268
Financing expense in connection with Chandler Freehold	(69,701)	(8,849)	—	—	—
FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold—basic and diluted	536,961	564,436	582,878	642,304	642,268
Loss (gain) on extinguishment of debt, net—consolidated assets	351	—	—	(1,709)	(1,487)
Costs related to shareholder activism	—	19,369	—	—	—
Costs related to unsolicited takeover offer	—	—	—	—	25,204
FFO attributable to common stockholders and unit holders excluding financing expense in connection with Chandler Freehold, extinguishment of debt, net and costs related to shareholder activism and unsolicited takeover offer—diluted	$537,312	$583,805	$582,878	$640,595	$665,985
Weighted average number of FFO shares outstanding for:
FFO attributable to common stockholders and unit holders—basic(2)	151,755	151,502	152,293	157,320	168,478
Adjustments for the impact of dilutive securities in computing FFO—diluted:
Share and unit-based compensation plans	—	2	36	112	144
FFO attributable to common stockholders and unit holders—diluted(3)	151,755	151,504	152,329	157,432	168,622
_______________________________________________________________________________

(1)Unconsolidated assets are presented at the Company's pro rata share.
(2)Calculated based upon basic net income as adjusted to reach basic FFO. During the years ended December 31, 2019, 2018, 2017, 2016 and 2015, there were 10.4 million, 10.4 million, 10.4 million, 10.7 million and 10.6 million OP Units outstanding, respectively.
(3)The computation of FFO—diluted shares outstanding includes the effect of share and unit-based compensation plans and the convertible senior notes using the treasury stock method. It also assumes the conversion of MACWH, LP common and preferred units to the extent that they are dilutive to the FFO-diluted computation.

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
The following table sets forth information as of December 31, 2019 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the years ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long term debt:
Fixed rate(1)	$325,133	$688,239	$374,340	$6,895	$378,120	$2,605,141	$4,377,868	$4,406,734
Average interest rate	5.50%	3.95%	4.10%	3.50%	4.05%	3.79%	3.99%
Floating rate	—	550,000	300,000	—	—	—	850,000	847,336
Average interest rate	—%	3.51%	3.09%	—%	—%	—%	3.36%
Total debt—Consolidated Centers	$325,133	$1,238,239	$674,340	$6,895	$378,120	$2,605,141	$5,227,868	$5,254,070
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long term debt (at Company's pro rata share):
Fixed rate	$39,837	$150,599	$365,530	$360,617	$366,738	$1,756,583	$3,039,904	$3,062,251
Average interest rate	3.69%	3.81%	3.67%	3.40%	4.08%	3.88%	3.81%
Floating rate	—	36,183	—	159,900	—	—	196,083	196,257
Average interest rate	—%	3.69%	—%	3.68%	—%	—%	3.69%
Total debt—Unconsolidated Joint Venture Centers	$39,837	$186,782	$365,530	$520,517	$366,738	$1,756,583	$3,235,987	$3,258,508
_______________________________________________________________________________
(1)Fixed rate debt includes $400 million of floating rate bank and other notes payable. The Company has four interest rate swap agreements that effectively convert a total of $400 million of the outstanding balance from floating rate debt of LIBOR plus 1.55% to fixed rate debt of 4.30% until September 30, 2021 (See Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements ).
The Consolidated Centers' total fixed rate debt at December 31, 2019 and 2018 was $4.4 billion and $3.9 billion, respectively. The average interest rate on such fixed rate debt at December 31, 2019 and 2018 was 3.99% and 3.87%, respectively. The Consolidated Centers' total floating rate debt at December 31, 2019 and 2018 was $0.9 billion and $1.1 billion. The average interest rate on such floating rate debt at December 31, 2019 and 2018 was 3.36% and 3.94%, respectively.
The Company's pro rata share of the Unconsolidated Joint Venture Centers' fixed rate debt at December 31, 2019 and 2018 was $3.0 billion. The average interest rate on such fixed rate debt at December 31, 2019 and 2018 was 3.81% and 3.83%, respectively. The Company's pro rata share of the Unconsolidated Joint Venture Centers' floating rate debt at December 31, 2019 and 2018 was $196.1 million and $221.4 million, respectively. The average interest rate on such floating rate debt at December 31, 2019 and 2018 was 3.69% and 4.13%, respectively.

The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value. Interest rate cap agreements offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements effectively replace a floating rate on the notional amount with a fixed rate as noted above. As of December 31, 2019, the Company has one interest rate cap agreement and four interest rate swap agreements in place (See Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements).
In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $10.5 million per year based on $1.0 billion of floating rate debt outstanding at December 31, 2019.
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusion Regarding Effectiveness of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation as of December 31, 2019, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). The Company's management concluded that, as of December 31, 2019, its internal control over financial reporting was effective based on this assessment.
KPMG LLP, the independent registered public accounting firm that audited the Company's 2019 consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the Company's internal control over financial reporting which follows below.

Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
The Macerich Company:

Opinion on Internal Control over Financial Reporting
We have audited The Macerich Company’s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement Schedule III – Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 25, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
February 25, 2020

ITEM 9B.    OTHER INFORMATION
None
PART III
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
There is hereby incorporated by reference the information which appears under the captions "Information Regarding our Director Nominees," "Executive Officers," "Delinquent Section 16(a) Reports" and "Audit Committee Matters" in the Company's definitive proxy statement for its 2020 Annual Meeting of Stockholders that is responsive to the information required by this Item.
The Company has adopted a Code of Business Conduct and Ethics that provides principles of conduct and ethics for its directors, officers and employees. This Code complies with the requirements of the Sarbanes-Oxley Act of 2002 and applicable rules of the Securities and Exchange Commission and the New York Stock Exchange. In addition, the Company has adopted a Code of Ethics for CEO and Senior Financial Officers which supplements the Code of Business Conduct and Ethics applicable to all employees and complies with the additional requirements of the Sarbanes-Oxley Act of 2002 and applicable rules of the Securities and Exchange Commission for those officers. To the extent required by applicable rules of the Securities and Exchange Commission and the New York Stock Exchange, the Company intends to promptly disclose future amendments to certain provisions of these Codes or waivers of such provisions granted to directors and executive officers, including the Company’s principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, on the Company’s website at www.macerich.com under "Investors—Corporate Governance—Code of Ethics." Each of these Codes of Conduct is available on the Company’s website at www.macerich.com under "Investors—Corporate Governance."
During 2019, there were no material changes to the procedures described in the Company's proxy statement relating to the 2019 Annual Meeting of Stockholders by which stockholders may recommend director nominees to the Company.
ITEM 11.    EXECUTIVE COMPENSATION
There is hereby incorporated by reference the information which appears under the captions "Compensation of Non-Employee Directors," "Compensation Committee Report," "Compensation Discussion and Analysis," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement for its 2020 Annual Meeting of Stockholders that is responsive to the information required by this Item.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
There is hereby incorporated by reference the information which appears under the captions "Principal Stockholders," "Information Regarding Our Director Nominees," "Executive Officers" and "Equity Compensation Plan Information" in the Company's definitive proxy statement for its 2020 Annual Meeting of Stockholders that is responsive to the information required by this Item.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
There is hereby incorporated by reference the information which appears under the captions "Certain Transactions" and "The Board of Directors and its Committees" in the Company's definitive proxy statement for its 2020 Annual Meeting of Stockholders that is responsive to the information required by this Item.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
There is hereby incorporated by reference the information which appears under the captions "Principal Accountant Fees and Services" and "Audit Committee Pre-Approval Policy" in the Company's definitive proxy statement for its 2020 Annual Meeting of Stockholders that is responsive to the information required by this Item.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

ITEM 16.    FORM 10-K SUMMARY
Not applicable.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
The Macerich Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Macerich Company and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement Schedule III – Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2020 expressed an unqualified opinion on the effectiveness of the Company's internal controls over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting as of January 1, 2019 due to the adoption of FASB Accounting Standards Codification Topic 842 (ASC 842), Leases.
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for certain historical property sales as of January 1, 2018 due to the adoption of FASB Accounting Standards Update 2014-09, Revenue from Contracts With Customers (ASC 606).
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of incremental borrowing rates used to measure operating lease liabilities
As discussed in Notes 2 and 8 to the consolidated financial statements, the Company’s operating lease liabilities, upon adoption of ASC 842 on January 1, 2019, were $109 million. To measure the operating lease liability, the Company determines an incremental borrowing rate (IBR) for each operating lease and uses that IBR to discount the future cash flows for the lease to determine the amount of the operating lease liability.

We identified the evaluation of the IBRs used to measure operating lease liabilities, for the Company’s 14 ground leases, as a critical audit matter. The matter required subjective auditor judgment and specialized skills and knowledge to evaluate the appropriateness of the IBR for each ground lease. The rates were internally developed by the Company using observable market rates, which were adjusted for Company specific factors and the measurement of the liability was sensitive to changes in these rates.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to measure the operating lease liability, including controls over the development of the IBR for each ground lease. We involved valuation professionals with specialized skills and knowledge who assisted in the evaluation of the Company’s IBR for each ground lease by:
–developing independent estimates of IBR by obtaining market rates of the Company’s long-term borrowings and rates of similar companies and making adjustments for differences between the terms of the leases, the maturities, and level of collateral for the observable long-term borrowings, and
–comparing the Company’s IBR for each ground lease used in the calculation of the Company’s operating lease liability to the rates we independently developed.
Evaluation of the fair value of the Chandler Freehold financing arrangement obligation
As discussed in Notes 2 and 12 to the consolidated financial statements, the Company reports the Chandler Freehold consolidated joint venture as a financing arrangement with the related deferred gain recorded as a liability at fair value. The fair value of the financing arrangement obligation is determined primarily on the fair value of the underlying shopping centers, Chandler Fashion Center and Freehold Raceway Mall, owned by the Chandler Freehold consolidated joint venture. The fair value of the shopping centers is estimated using a discounted cash flow model. Subsequent changes in fair value of the financing arrangement obligation are recorded through earnings as interest expense. The financing arrangement obligation as of December 31, 2019 was $274 million, or 5% of total liabilities. The adjustment to fair value of the financing arrangement obligation was $77 million, or 79% of net income.
We identified the evaluation of the fair value of the Chandler Freehold financing arrangement obligation as a critical audit matter. A high degree of subjectivity was required in evaluating the discounted cash flow model used to fair value the shopping centers. Specifically, the model is sensitive to reasonably possible changes to key assumptions, which have a significant effect on the determination of fair value of the financing arrangement obligation. The key assumptions include market rental rates, discount rates, and terminal capitalization rates.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s fair value determination process for the financing arrangement obligation and specifically the development of the key assumptions. We performed sensitivity analyses on the key assumptions, considering data obtained from industry publications, to assess the impact on the Company’s determination of the fair value of the financing arrangement obligation. We involved a valuation professional with specialized skills and knowledge who assisted in evaluating the Company’s key assumptions used in the discounted cash flow model. The valuation professionals independently developed a range of the market rental rates, discount rates, and terminal capitalization rates using publicly available market data for comparable properties and geographic regions in which Chandler Fashion Center and Freehold Raceway Mall are located and compared the rates to those used by the Company.
Evaluation of property impairment indicators
As discussed in Notes 2 and 6 to the consolidated financial statements, the Company assesses whether an indicator of impairment in the carrying value of its properties exists by considering property operating performance, holding periods, capitalization rates, and other market factors. Property, net as of December 31, 2019 was $6,644 million, or 75% of total assets.
We identified the evaluation of property impairment indicators for properties as a critical audit matter. Evaluating the Company’s judgments of changes in market conditions that could have an adverse impact on property operating performance, holding periods, and capitalization rates involved a high degree of subjective auditor judgment due to the limited amount of observable market data available for the Company’s properties.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s property impairment process, including controls over the potential impairment indicators. We evaluated key performance metrics for properties, specifically to identify any negative trends in the performance metrics that could indicate potential impairment indicators, including decreases in net operating income compared to historical results, shortened holding periods and properties with current encumbrances that are set to mature within one year. We evaluated the Company’s potential impairment indicators by reading minutes of the meetings of the Company’s Board of Directors and inquiring of the Company. We performed a sensitivity analysis over the capitalization rates and holding periods used in the Company’s impairment indicator identification analysis.

/s/ KPMG LLP
We have served as the Company’s auditor since 2010.
Los Angeles, California
February 25, 2020

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)

	December 31,
	2019	2018
ASSETS:
Property, net	$6,643,513	$6,785,776
Cash and cash equivalents	100,005	102,711
Restricted cash	14,211	46,590
Tenant and other receivables, net	144,035	123,492
Right-of-use assets, net	148,087	—
Deferred charges and other assets, net	277,866	390,403
Due from affiliates	6,157	85,181
Investments in unconsolidated joint ventures	1,519,697	1,492,655
Total assets	$8,853,571	$9,026,808
LIABILITIES AND EQUITY:
Mortgage notes payable	$4,392,599	$4,073,916
Bank and other notes payable	817,377	908,544
Accounts payable and accrued expenses	51,027	59,392
Lease liabilities	114,201	—
Other accrued liabilities	265,595	303,051
Distributions in excess of investments in unconsolidated joint ventures	107,902	114,988
Financing arrangement obligation	273,900	378,485
Total liabilities	6,022,601	5,838,376
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 141,407,650 and 141,221,712 shares issued and outstanding at December 31, 2019 and 2018, respectively	1,414	1,412
Additional paid-in capital	4,583,911	4,567,643
Accumulated deficit	(1,944,012)	(1,614,357)
Accumulated other comprehensive loss	(9,051)	(4,466)
Total stockholders' equity	2,632,262	2,950,232
Noncontrolling interests	198,708	238,200
Total equity	2,830,970	3,188,432
Total liabilities and equity	$8,853,571	$9,026,808

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	For The Years Ended December 31,
	2019	2018	2017
Revenues:
Leasing revenue	$858,874	$883,996	$922,152
Other	27,879	32,875	28,116
Management Companies	40,709	43,480	43,394
Total revenues	927,462	960,351	993,662
Expenses:
Shopping center and operating expenses	271,547	277,470	295,190
Leasing expense	29,611	11,624	12,420
Management Companies' operating expenses	66,795	91,910	87,701
REIT general and administrative expenses	22,634	24,160	28,240
Costs related to shareholder activism	—	19,369	—
Depreciation and amortization	330,726	327,436	335,431
	721,313	751,969	758,982
Interest (income) expense:
Related parties	(62,517)	6,883	8,731
Other	200,771	176,079	163,045
	138,254	182,962	171,776
Loss on extinguishment of debt	351	—	—
Total expenses	859,918	934,931	930,758
Equity in income of unconsolidated joint ventures	48,508	71,773	85,546
Co-venture expense	—	—	(13,629)
Income tax (expense) benefit	(1,589)	3,604	(15,594)
(Loss) gain on sale or write down of assets, net	(11,909)	(31,825)	42,446
Net income	102,554	68,972	161,673
Less net income attributable to noncontrolling interests	5,734	8,952	15,543
Net income attributable to the Company	$96,820	$60,020	$146,130
Earnings per common share attributable to common stockholders:
Basic	$0.68	$0.42	$1.02
Diluted	$0.68	$0.42	$1.02
Weighted average number of common shares outstanding:
Basic	141,340,000	141,142,000	141,877,000
Diluted	141,340,000	141,144,000	141,913,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For The Years Ended December 31,
	2019	2018	2017
Net income	$102,554	$68,972	$161,673
Other comprehensive loss:
Interest rate cap/swap agreements	(4,585)	(4,424)	(42)
Comprehensive income	97,969	64,548	161,631
Less net income attributable to noncontrolling interests	5,734	8,952	15,543
Comprehensive income attributable to the Company	$92,235	$55,596	$146,088
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except per share data)

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2017	143,985,036	$1,440	$4,593,229	$(488,782)	$—	$4,105,887	$321,281	$4,427,168
Net income	—	—	—	146,130	—	146,130	15,543	161,673
Cumulative effect of adoption of ASU 2016-09	—	—	—	6,484	—	6,484	—	6,484
Interest rate cap	—	—	—	—	(42)	(42)	—	(42)
Amortization of share and unit-based plans	97,694	1	37,004	—	—	37,005	—	37,005
Employee stock purchases	38,832	—	1,868	—	—	1,868	—	1,868
Stock repurchase	(3,627,390)	(36)	(135,176)	(86,216)	—	(221,428)	—	(221,428)
Distributions declared ($2.87) per share	—	—	—	(407,895)	—	(407,895)	—	(407,895)
Distributions to noncontrolling interests	—	—	—	—	—	—	(35,944)	(35,944)
Contributions from noncontrolling interests	—	—	—	—	—	—	30	30
Conversion of noncontrolling interests to common shares	499,813	5	16,792	—	—	16,797	(16,797)	—
Redemption of noncontrolling interests	—	—	(615)	—	—	(615)	(305)	(920)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(2,613)	—	—	(2,613)	2,613	—
Balance at December 31, 2017	140,993,985	$1,410	$4,510,489	$(830,279)	$(42)	$3,681,578	$286,421	$3,967,999

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Dollars in thousands, except per share data)

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at December 31, 2017	140,993,985	$1,410	$4,510,489	$(830,279)	$(42)	$3,681,578	$286,421	$3,967,999
Net income	—	—	—	60,020	—	60,020	8,952	68,972
Cumulative effect of adoption of ASU 2014-09	—	—	—	(424,859)	—	(424,859)	—	(424,859)
Interest rate cap/swap agreements	—	—	—	—	(4,424)	(4,424)	—	(4,424)
Amortization of share and unit-based plans	125,723	1	33,550	—	—	33,551	—	33,551
Employee stock purchases	35,293	—	1,570	—	—	1,570	—	1,570
Distributions declared ($2.97) per share	—	—	—	(419,239)	—	(419,239)	—	(419,239)
Distributions to noncontrolling interests	—	—	—	—	—	—	(34,395)	(34,395)
Contributions from noncontrolling interests	—	—	—	—	—	—	16	16
Conversion of noncontrolling interests to common shares	66,711	1	74	—	—	75	(75)	—
Redemption of noncontrolling interests	—	—	(511)	—	—	(511)	(248)	(759)
Adjustment of noncontrolling interests in Operating Partnership	—	—	22,471	—	—	22,471	(22,471)	—
Balance at December 31, 2018	141,221,712	$1,412	$4,567,643	$(1,614,357)	$(4,466)	$2,950,232	$238,200	$3,188,432

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Dollars in thousands, except per share data)

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at December 31, 2018	141,221,712	$1,412	$4,567,643	$(1,614,357)	$(4,466)	$2,950,232	$238,200	$3,188,432
Net income	—	—	—	96,820	—	96,820	5,734	102,554
Cumulative effect of adoption of ASC 842	—	—	—	(2,203)	—	(2,203)	—	(2,203)
Interest rate cap/swap agreements	—	—	—	—	(4,585)	(4,585)	—	(4,585)
Amortization of share and unit-based plans	106,747	1	16,722	—	—	16,723	—	16,723
Employee stock purchases	58,191	1	1,518	—	—	1,519	—	1,519
Distributions declared ($3.00) per share	—	—	—	(424,272)	—	(424,272)	—	(424,272)
Distributions to noncontrolling interests	—	—	—	—	—	—	(50,262)	(50,262)
Contributions from noncontrolling interests	—	—	—	—	—	—	3,131	3,131
Conversion of noncontrolling interests to common shares	21,000	—	1,005	—	—	1,005	(1,005)	—
Redemption of noncontrolling interests	—	—	(31)	—	—	(31)	(36)	(67)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(2,946)	—	—	(2,946)	2,946	—
Balance at December 31, 2019	141,407,650	$1,414	$4,583,911	$(1,944,012)	$(9,051)	$2,632,262	$198,708	$2,830,970

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$102,554	$68,972	$161,673
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	351	—	—
Loss (gain) on sale or write down of assets, net	11,909	31,825	(42,446)
Depreciation and amortization	337,667	334,682	341,275
Amortization of net premium on mortgage notes payable	(929)	(929)	(3,277)
Amortization of share and unit-based plans	12,032	27,367	30,799
Straight-line rent and amortization of above and below market leases	(14,009)	(13,701)	(9,561)
Provision for doubtful accounts	7,682	4,663	4,314
Income tax expense (benefit)	1,589	(3,604)	15,594
Equity in income of unconsolidated joint ventures	(48,508)	(71,773)	(85,546)
Change in fair value of financing arrangement obligation	(76,640)	(15,225)	—
Co-venture expense	—	—	13,629
Distributions of income from unconsolidated joint ventures	934	1,959	463
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables	(9,929)	(13,912)	(6,508)
Other assets	(9,553)	8,439	(4,414)
Due from affiliates	13,894	(3,019)	(13,982)
Accounts payable and accrued expenses	(237)	(2,159)	(5,822)
Other accrued liabilities	26,350	(9,274)	(9,802)
Net cash provided by operating activities	355,157	344,311	386,389
Cash flows from investing activities:
Development, redevelopment, expansion and renovation of properties	(166,791)	(181,089)	(160,343)
Property improvements	(21,114)	(56,142)	(41,807)
Proceeds from collection of notes receivable	68,819	1,043	7,073
Deferred leasing costs	(11,906)	(28,769)	(31,655)
Distributions from unconsolidated joint ventures	266,349	536,643	267,964
Contributions to unconsolidated joint ventures	(252,903)	(181,239)	(117,538)
Proceeds from sale of assets	5,520	85,876	255,294
Net cash (used in) provided by investing activities	(112,026)	176,323	178,988

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	1,796,000	415,000	1,430,000
Payments on mortgages, bank and other notes payable	(1,567,089)	(469,814)	(1,219,728)
Deferred financing costs	(7,759)	(275)	(8,500)
Payment of finance deposits, net of refunds received	—	(6,542)	—
Payment on finance arrangement obligation	(27,945)	—	—
Payments on finance leases	(1,472)	—	—
Proceeds from share and unit-based plans	1,519	1,570	1,868
Stock repurchases	—	—	(221,428)
Redemption of noncontrolling interests	(67)	(759)	(920)
Contributions from noncontrolling interests	3,131	16	30
Dividends and distributions	(474,534)	(453,634)	(443,839)
Distributions to co-venture partner	—	—	(103,752)
Net cash used in financing activities	(278,216)	(514,438)	(566,269)
Net (decrease) increase in cash, cash equivalents and restricted cash	(35,085)	6,196	(892)
Cash, cash equivalents and restricted cash at beginning of year	149,301	143,105	143,997
Cash, cash equivalents, and restricted cash at end of year	$114,216	$149,301	$143,105
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$210,026	$192,254	$168,493
Non-cash investing and financing activities:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$32,452	$50,006	$43,726
Conversion of Operating Partnership Units to common stock	$1,005	$75	$16,797
Lease liabilities recorded in connection with right-of-use assets	$109,299	$—	$—
Mortgage notes payable assumed by buyer in exchange for investment in unconsolidated joint venture	$—	$139,249	$—
Disposition of property in exchange for investments in unconsolidated joint ventures	$—	$25,177	$—

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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of December 31, 2019, the Company was the sole general partner of and held a 93% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
The Operating Partnership's VIEs included the following assets and liabilities:

	December 31,
	2019	2018
Assets:
Property, net	$254,071	$263,511
Other assets	30,049	23,001
Total assets	$284,120	$286,512
Liabilities:
Mortgage notes payable	$219,140	$125,273
Other liabilities	32,101	32,503
Total liabilities	$251,241	$157,776
All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
2. Summary of Significant Accounting Policies: (Continued)
Basis of Presentation: (Continued)
The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported on the Company's consolidated balance sheets to the totals shown on its consolidated statements of cash flows:

	2019	2018	2017
Beginning of period
Cash and cash equivalents	$102,711	$91,038	$94,046
Restricted cash	46,590	52,067	49,951
Cash, cash equivalents and restricted cash	$149,301	$143,105	$143,997
End of period
Cash and cash equivalents	$100,005	$102,711	$91,038
Restricted cash	14,211	46,590	52,067
Cash, cash equivalents and restricted cash	$114,216	$149,301	$143,105

Cash and Cash Equivalents and Restricted Cash:
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents, for which cost approximates fair value. Restricted cash includes impounds of property taxes and other capital reserves required under loan and other agreements.
Revenues:
Leasing revenue includes minimum rents, percentage rents, tenant recoveries and other leasing income. Minimum rental revenues are recognized on a straight-line basis over the terms of the related leases. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight-line rent adjustment." Minimum rents were increased by $10,533, $11,755 and $8,597 due to the straight-line rent adjustment during the years ended December 31, 2019, 2018 and 2017, respectively. Percentage rents are recognized and accrued when tenants' specified sales targets have been met. Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred. Other tenants pay a fixed rate and these tenant recoveries are recognized as revenues on a straight-line basis over the term of the related leases.
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
The range of the terms of the agreements is as follows:

Deferred leasing costs	1 - 15 years
Deferred financing costs	1 - 15 years
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
Income Taxes:
The Company elected to be taxed as a REIT under the Code commencing with its taxable year ended December 31, 1994. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its taxable income to its stockholders. It is management's current intention to adhere to these requirements and maintain the Company's REIT status. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year, then it will be subject to federal income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income, if any.
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
The Company records its financing arrangement obligation at fair value on a recurring basis with changes in fair value being recorded as interest expense in the Company’s consolidated statements of operations. The fair value is determined based on a discounted cash flow model, with the significant unobservable inputs including the discount rate, terminal capitalization rate and market rents. The fair value of the financing arrangement obligation is sensitive to these significant unobservable inputs and a change in these inputs may result in a significantly higher or lower fair value measurement.
Concentration of Risk:
The Company maintains its cash accounts in a number of commercial banks. Accounts at these banks are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $250. At various times during the year, the Company had deposits in excess of the FDIC insurance limit.
No Center or tenant generated more than 10% of total revenues during the years ended December 31, 2019, 2018 or 2017.
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
Additionally, under ASC 606, the Company changed its accounting for its joint venture in Chandler Freehold from a co-venture arrangement to a financing arrangement (See Note 12—Financing Arrangement). Upon adoption of the standard on January 1, 2018, the Company replaced its $31,150 distributions in excess of co-venture obligation with a financing arrangement obligation of $393,709 on its consolidated balance sheets. This resulted in the recognition of a $424,859 increase in the Company’s accumulated deficit as a cumulative effect adjustment under the modified retrospective method of adoption.
On January 1, 2019, the Company adopted Accounting Standards Codification ("ASC") 842 "Leases", under the modified retrospective method. The new standard amended the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). In connection with the adoption of the new lease standard, the Company elected to use the transition packages of practical expedients for implementation provided by the FASB, which included (i) relief from re-assessing whether an expired or existing contract meets the definition of a lease, (ii) relief from re-assessing the classification of expired or existing leases at the adoption date, (iii) allowing previously capitalized initial direct leasing costs to continue to be amortized, and (iv) application of the standard as of the adoption date rather than to all periods presented.
The new standard requires the Company to reduce leasing revenue for credit losses associated with lease receivables. In addition, straight-line rent receivables are written off when the Company believes there is uncertainty regarding a tenant's ability to complete the term of the lease. As a result, the Company recognized a cumulative effect adjustment of $2,203 upon adoption for the write off of straight-line rent receivables of tenants that were in litigation or bankruptcy. The standard also requires that the provision for bad debts relating to leases be presented as a reduction of leasing revenue. For the years ended December 31, 2018 and 2017, the provision for bad debts is included in shopping center and operating expenses.
The standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Initial direct costs include the salaries and related costs for employees directly working on leasing activities. Prior to January 1, 2019, these costs were capitalizable and therefore the new lease standard resulted in certain of these costs being expensed as incurred. For comparison purposes, the Company has reclassified leasing expenses that were included in management companies' operating expenses to leasing expenses for the years ended December 31, 2018 and 2017, to conform to the presentation for the year ended December 31, 2019. Upon the adoption of the new standard, the Company elected the practical expedient to not separate non-lease components, most significantly certain common area maintenance recoveries, from the associated lease components, resulting in the Company presenting all revenues associated with leases as leasing revenue on its consolidated statements of operations. For comparison purposes, the Company has reclassified minimum rents, percentage rents, tenant recoveries and other leasing income to leasing revenue for the years ended December 31, 2018 and 2017, to conform to the presentation for the year ended December 31, 2019.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
2. Summary of Significant Accounting Policies: (Continued)
Recent Accounting Pronouncements: (Continued)
In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities,” which aims to (i) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (ii) reduce the complexity of and simplify the application of hedge accounting by preparers. The standard is effective for the Company beginning January 1, 2019. The Company's adoption of this standard did not have a significant impact on its consolidated financial statements.
3. Earnings Per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of earnings per share for the years ended December 31 (shares in thousands):

	2019	2018	2017
Numerator
Net income	$102,554	$68,972	$161,673
Net income attributable to noncontrolling interests	(5,734)	(8,952)	(15,543)
Net income attributable to the Company	96,820	60,020	146,130
Allocation of earnings to participating securities	(1,190)	(1,106)	(757)
Numerator for basic and diluted EPS—net income attributable to common stockholders	$95,630	$58,914	$145,373
Denominator
Denominator for basic EPS—weighted average number of common shares outstanding	141,340	141,142	141,877
Effect of dilutive securities (1)
Share and unit based compensation	—	2	36
Denominator for diluted EPS—weighted average number of common shares outstanding	141,340	141,144	141,913
EPS—net income attributable to common stockholders:
Basic	$0.68	$0.42	$1.02
Diluted	$0.68	$0.42	$1.02

____________________________________
(1)Diluted EPS excludes 90,619 convertible preferred units for the years ended December 31, 2019, 2018 and 2017, as their impact was antidilutive.
Diluted EPS excludes 10,415,291, 10,360,390 and 10,416,321 Operating Partnership units ("OP Units") for the years ended December 31, 2019, 2018 and 2017, respectively, as their effect was antidilutive.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures:
The following are the Company's direct or indirect investments in various unconsolidated joint ventures with third parties. The Company's direct or indirect ownership interest in each joint venture as of December 31, 2019 was as follows:

Joint Venture	Ownership %(1)
443 Wabash MAB LLC	50.0%
AM Tysons LLC	50.0%
Biltmore Shopping Center Partners LLC	50.0%
CAM-CARSON LLC—Los Angeles Premium Outlets	50.0%
Coolidge Holding LLC	37.5%
Corte Madera Village, LLC	50.1%
Country Club Plaza KC Partners LLC	50.0%
Fashion District Philadelphia—Various Entities	50.0%
Goodyear Peripheral LLC	41.7%
HPP-MAC WSP, LLC—One Westside	25.0%
Jaren Associates #4	12.5%
Kierland Commons Investment LLC	50.0%
Macerich HHF Broadway Plaza LLC—Broadway Plaza	50.0%
Macerich HHF Centers LLC—Various Properties	51.0%
MS Portfolio LLC	50.0%
New River Associates LLC—Arrowhead Towne Center	60.0%
North Bridge Chicago LLC	50.0%
One Scottsdale Investors LLC	50.0%
Pacific Premier Retail LLC—Various Properties	60.0%
Propcor II Associates, LLC—Boulevard Shops	50.0%
Scottsdale Fashion Square Partnership	50.0%
TM TRS Holding Company LLC	50.0%
Tysons Corner LLC	50.0%
Tysons Corner Hotel I LLC	50.0%
Tysons Corner Property Holdings II LLC	50.0%
Tysons Corner Property LLC	50.0%
West Acres Development, LLP	19.0%
Westcor/Surprise Auto Park LLC	33.3%
WMAP, L.L.C.—Atlas Park, The Shops at	50.0%
_______________________________________________________________________________
(1)The Company's ownership interest in this table reflects its direct or indirect legal ownership interest. Legal ownership may, at times, not equal the Company’s economic interest in the listed entities because of various provisions in certain joint venture agreements regarding distributions of cash flow based on capital account balances, allocations of profits and losses and payments of preferred returns. As a result, the Company’s actual economic interest (as distinct from its legal ownership interest) in certain of the properties could fluctuate from time to time and may not wholly align with its legal ownership interests. Substantially all of the Company’s joint venture agreements contain rights of first refusal, buy-sell provisions, exit rights, default dilution remedies and/or other break up provisions or remedies which are customary in real estate joint venture agreements and which may, positively or negatively, affect the ultimate realization of cash flow and/or capital or liquidation proceeds.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)
The Company has made the following investments, dispositions and financings in unconsolidated joint ventures during the years ended December 31, 2019, 2018 and 2017:
On March 17, 2017, the Company's joint venture in Country Club Plaza sold an ownership interest in an office building for $78,000, resulting in a gain on sale of assets of $4,580. The Company's pro rata share of the gain on sale of assets of $2,290 was included in equity in income of unconsolidated joint ventures. The Company used its share of the proceeds to fund repurchases under the 2017 Stock Buyback Program (See Note 14—Stockholders' Equity).
On September 18, 2017, the Company's joint venture in Fashion District Philadelphia sold an ownership interest in an office building for $61,500, resulting in a gain on sale of assets of $13,078. The Company's pro rata share of the gain on sale of assets of $6,539 was included in equity in income of unconsolidated joint ventures. The Company used its share of the proceeds to fund repurchases under the 2017 Stock Buyback Program (See Note 14—Stockholders' Equity).
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
On March 1, 2018, the Company formed a 25/75 joint venture with Hudson Pacific Properties, whereby the Company agreed to contribute Westside Pavilion, a 680,000 square foot regional shopping center in Los Angeles, California in exchange for $142,500. From March 1, 2018 to August 31, 2018, the Company accounted for its interest in the property as a collaborative arrangement (See Note 15—Collaborative Arrangement). On August 31, 2018, the Company completed the sale of the 75% ownership interest in the property to Hudson Pacific Properties, resulting in a gain on sale of assets of $46,242. The sales price was funded by a cash payment of $36,903 and the assumption of a pro rata share of the mortgage note payable on the property of $105,597. Concurrent with the sale of the ownership interest, the joint venture defeased the loan on the property by providing $149,175 portfolio of marketable securities as replacement collateral in lieu of the property. The Company funded its $37,294 share of the purchase price of the marketable securities portfolio with the proceeds from the sale of the ownership interest in the property. Upon completion of the sale of the ownership interest in the property, the Company has accounted for its remaining ownership interest in the property, also referred to as One Westside, under the equity method of accounting.
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
On July 25, 2019, the Company's joint venture in Fashion District Philadelphia amended the existing term loan on the joint venture to allow for additional borrowings up to $100,000 at LIBOR plus 2%. Concurrent with the amendment, the joint venture borrowed an additional $26,000. On August 16, 2019, the joint venture borrowed an additional $25,000. The Company used its share of the additional proceeds to pay down its line of credit and for general corporate purposes.
On September 12, 2019, the Company’s joint venture in Tysons Tower placed a new $190,000 loan on the property that bears interest at an effective rate of 3.38% and matures on November 11, 2029. The Company used its share of the proceeds to pay down its line of credit and for general corporate purposes.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)
On December 18, 2019, the Company’s joint venture in One Westside placed a $414,600 construction loan on the redevelopment project.The loan bears interest at LIBOR plus 1.70%, which can be reduced to LIBOR plus 1.50% upon the completion of certain conditions, and matures on December 18, 2024. This loan is expected to fund the joint venture's remaining cost to complete the project.
Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures as of December 31:

	2019	2018
Assets(1):
Property, net	$9,424,591	$9,241,003
Other assets	772,116	703,861
Total assets	$10,196,707	$9,944,864
Liabilities and partners' capital(1):
Mortgage and other notes payable	$6,144,685	$6,050,930
Other liabilities	565,412	388,509
Company's capital	1,904,145	1,913,475
Outside partners' capital	1,582,465	1,591,950
Total liabilities and partners' capital	$10,196,707	$9,944,864
Investment in unconsolidated joint ventures:
Company's capital	$1,904,145	$1,913,475
Basis adjustment(2)	(492,350)	(535,808)
	$1,411,795	$1,377,667

Assets—Investments in unconsolidated joint ventures	1,519,697	$1,492,655
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(107,902)	(114,988)
	$1,411,795	$1,377,667
_______________________________________________________________________________

(1)These amounts include the assets of $2,932,401 and $3,047,851 of Pacific Premier Retail LLC (the "PPR Portfolio") as of December 31, 2019 and 2018, respectively, and liabilities of $1,732,976 and $1,859,637 of the PPR Portfolio as of December 31, 2019 and 2018, respectively.

(2)The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $18,834, $12,793 and $16,562 for the years ended December 31, 2019, 2018 and 2017, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)
Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	PPR Portfolio	Other Joint Ventures	Total
Year Ended December 31, 2019
Revenues:
Leasing revenue	$187,789	$712,860	$900,649
Other	1,598	49,184	50,782
Total revenues	189,387	762,044	951,431
Expenses:
Shopping center and operating expenses	37,528	250,598	288,126
Leasing expenses	1,598	6,695	8,293
Interest expense	67,354	150,111	217,465
Depreciation and amortization	100,490	273,565	374,055
Total operating expenses	206,970	680,969	887,939
Loss on sale of assets	(452)	(380)	(832)
Net (loss) income	$(18,035)	$80,695	$62,660
Company's equity in net (loss) income	$(590)	$49,098	$48,508

Year Ended December 31, 2018
Revenues:
Leasing revenue	186,924	727,328	914,252
Other	905	41,420	42,325
Total revenues	187,829	768,748	956,577
Expenses:
Shopping center and operating expenses	39,283	246,652	285,935
Interest expense(1)	67,117	145,915	213,032
Depreciation and amortization	97,885	248,778	346,663
Total operating expenses	204,285	641,345	845,630
(Loss) gain on sale of assets	(140)	14,471	14,331
Net (loss) income	$(16,596)	$141,874	$125,278
Company's equity in net (loss) income	$(16)	$71,789	$71,773

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)

	PPR Portfolio	Other Joint Ventures	Total
Year Ended December 31, 2017
Revenues:
Leasing revenue	$190,186	$719,406	$909,592
Other	1,848	37,018	38,866
Total revenues	192,034	756,424	948,458
Expenses:
Shopping center and operating expenses	41,340	243,271	284,611
Interest expense(1)	67,053	131,714	198,767
Depreciation and amortization	101,625	250,921	352,546
Total operating expenses	210,018	625,906	835,924
(Loss) gain on sale of assets	(36)	33,861	33,825
Net (loss) income	$(18,020)	$164,379	$146,359
Company's equity in net (loss) income	$(453)	$85,999	$85,546

_______________________________________________________________________________

(1)Interest expense includes $20,197 and $17,898 for the years ended December 31, 2018 and 2017, respectively, related to mortgage notes payable to an affiliate of Northwestern Mutual Life ("NML") (See Note 18—Related Party Transactions).

Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.
5. Derivative Instruments and Hedging Activities:
The Company uses an interest rate cap and four interest rate swap agreements to manage the interest rate risk of its floating rate debt. The Company recorded other comprehensive loss related to the marking-to-market of derivative instruments of $4,585, $4,424 and $42 during the years ended December 31, 2019, 2018 and 2017, respectively. The fair value of the Company's derivatives was $(9,051) and $(4,466) at December 31, 2019 and 2018, respectively.
The following derivatives were outstanding at December 31, 2019:

					Fair Value
Property	Notional Amount	Product	LIBOR Rate	Maturity	December 31, 2019	December 31, 2018
Santa Monica Place	$300,000	Cap	4.00%	12/9/2020	$—	$(53)
The Macerich Partnership, L.P.	$400,000	Swaps	2.85%	9/30/2021	$(9,051)	$(4,413)

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
6. Property, net:
Property, net at December 31, 2019 and 2018 consists of the following:

	2019	2018
Land	$1,520,678	$1,506,678
Buildings and improvements	6,389,458	6,288,308
Tenant improvements	726,533	678,110
Equipment and furnishings(1)	230,215	206,398
Construction in progress	126,165	199,326
	8,993,049	8,878,820
Less accumulated depreciation	(2,349,536)	(2,093,044)
	$6,643,513	$6,785,776

(1)Equipment and furnishings and accumulated depreciation include the cost and accumulated amortization of ROU assets in connection with finance leases at December 31, 2019 (See Note 8—Leases).
Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $287,846, $275,236 and $277,917, respectively.
The (loss) gain on sale or write down of assets, net for the years ended December 31, 2019, 2018 and 2017 consist of the following:

	2019	2018	2017
Property sales(1)	$—	$45,931	$74,174
Write-down of assets(2)	(16,285)	(82,745)	(23,154)
Land sales	4,376	4,989	1,564
Non-real estate disposition	—	—	(10,138)
	$(11,909)	$(31,825)	$42,446
_______________________________________________________________________________

(1)Property sales during the year ended December 31, 2018 includes a $46,242 gain on the sale of a 75% ownership interest in One Westside (See Note 4—Investments in Unconsolidated Joint Ventures) and a loss of $311 on the sale of Promenade at Casa Grande (See Note 16—Dispositions). Gain on sale of properties during the year ended December 31, 2017 includes a gain of $59,577 on the sale of Cascade Mall and Northgate Mall (See Note 16—Dispositions) and $14,597 on the sale of 500 North Michigan Avenue (See Note 16—Dispositions).

(2)Includes impairment losses of $36,338 on SouthPark Mall, $7,907 on La Cumbre Plaza, $7,494 on two freestanding stores, $1,697 on Southridge Center and $1,043 on Promenade at Casa Grande during the year ended December 31, 2018 and $12,036 on Southridge Center and $10,072 on Promenade at Casa Grande during the year ended December 31, 2017. The impairment losses were due to the reduction of the estimated holding periods of the properties. The remaining balances represent the write off of development costs.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
6. Property, net: (Continued)
The following table summarizes certain of the Company's assets that were measured on a nonrecurring basis as a result of impairment charges recorded for the years ended December 31, 2018 and 2017 as described above:

Years ended December, 31	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
2018	$104,700	$—	$104,700	$—
2017	$38,000	$—	38,000	$—
The fair value relating to impairments that were based on sales contracts were classified within Level 2 of the fair value hierarchy.
7. Tenant and Other Receivables, net:
Included in tenant and other receivables, net is an allowance for doubtful accounts of $4,836 and $2,919 at December 31, 2019 and 2018, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $9,618 and $8,949 at December 31, 2019 and 2018, respectively, and a deferred rent receivable due to straight-line rent adjustments of $82,214 and $72,456 at December 31, 2019 and 2018, respectively.
On March 17, 2014, in connection with the sale of Lake Square Mall, a 559,000 square foot regional shopping center in Leesburg, Florida, the Company issued a note receivable for $6,500 that bore interest at an effective rate of 6.5% and was to mature on March 17, 2018. The note was collected in full on October 20, 2017.
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
The following table summarizes the components of leasing revenue for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Leasing revenue - fixed payments	$647,876	$659,991	$677,503
Leasing revenue - variable payments	210,998	224,005	244,649
	$858,874	$883,996	$922,152

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
8. Leases: (Continued)
The following table summarizes the future rental payments to the Company:

2020	$490,510
2021	418,884
2022	364,768
2023	315,868
2024	250,216
Thereafter	741,235
$2,581,481

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
The following table summarizes the lease costs for the the year ended December 31, 2019:

Operating lease costs	$17,070
Finance lease costs:
Amortization of ROU assets	1,882
Interest on lease liabilities	596
$19,548

The following table summarizes the future rental payments required under the leases as of December 31, 2019:

Year ending	Operating Leases	Finance Leases
2020	$17,149	$2,106
2021	17,004	10,441
2022	16,867	2,418
2023	11,055	—
2024	9,068	—
Thereafter	131,347	—
Total undiscounted rental payments	202,490	14,965
Less imputed interest	(102,085)	(1,169)
Total lease liabilities	$100,405	$13,796

The Company's weighted average remaining lease term of its operating and finance leases at December 31, 2019 was 31 and 1.6 years, respectively. The Company's weighted average incremental borrowing rate of its operating and finance leases at December 31, 2019 was 7.7% and 4.2%, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
9. Deferred Charges and Other Assets, net:
Deferred charges and other assets, net at December 31, 2019 and 2018 consist of the following:

	2019	2018
Leasing	$202,540	$226,885
Intangible assets:
In-place lease values(1)	78,171	94,966
Leasing commissions and legal costs(1)	20,518	23,508
Above-market leases	59,916	140,889
Deferred tax assets	30,757	32,197
Deferred compensation plan assets	55,349	45,857
Other assets	60,475	75,497
	507,726	639,799
Less accumulated amortization(2)	(229,860)	(249,396)
	$277,866	$390,403
_______________________________

(1)The amortization of these intangible assets for the next five years and thereafter is as follows:

Year Ending December 31,
2020	$7,921
2021	6,255
2022	4,719
2023	3,436
2024	2,276
Thereafter	7,760
$32,367

(2)Accumulated amortization includes $66,322 and $72,286 relating to in-place lease values, leasing commissions and legal costs at December 31, 2019 and 2018, respectively. Amortization expense for in-place lease values, leasing commissions and legal costs was $13,821, $13,635 and $19,958 for the years ended December 31, 2019, 2018 and 2017, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
9. Deferred Charges and Other Assets, net: (Continued)
The allocated values of above-market leases and below-market leases consist of the following:

	2019	2018
Above-Market Leases
Original allocated value	$59,916	$140,889
Less accumulated amortization	(35,737)	(49,847)
	$24,179	$91,042
Below-Market Leases(1)
Original allocated value	$90,790	$108,330
Less accumulated amortization	(53,727)	(56,345)
	$37,063	$51,985
_______________________________
(1)Below-market leases are included in other accrued liabilities.

The allocated values of above and below-market leases will be amortized into minimum rents on a straight-line basis over the individual remaining lease terms. The amortization of these values for the next five years and thereafter is as follows:

Year Ending December 31,	Above Market	Below Market
2020	$5,328	$6,882
2021	4,677	5,344
2022	4,055	4,374
2023	3,685	3,617
2024	2,691	3,348
Thereafter	3,743	13,498
	$24,179	$37,063

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
10. Mortgage Notes Payable:
Mortgage notes payable at December 31, 2019 and 2018 consist of the following:

	Carrying Amounts of Mortgage Notes(1)		Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Property Pledged as Collateral	2019	2018
Chandler Fashion Center(5)(6)	$255,174	$199,972	4.18%	$875	2024
Danbury Fair Mall	194,718	202,158	5.53%	1,538	2020
Fashion Outlets of Chicago(7)	299,112	199,622	4.61%	1,145	2031
Fashion Outlets of Niagara Falls USA(8)	106,398	109,651	4.89%	727	2020
Freehold Raceway Mall(5)	398,379	398,212	3.94%	1,300	2029
Fresno Fashion Fair	323,659	323,460	3.67%	971	2026
Green Acres Commons(9)	128,926	128,006	4.40%	416	2021
Green Acres Mall	277,747	284,686	3.61%	1,447	2021
Kings Plaza Shopping Center(10)	535,097	437,120	3.71%	1,629	2030
Oaks, The	187,142	192,037	4.14%	1,064	2022
Pacific View	118,202	121,362	4.08%	668	2022
Queens Center	600,000	600,000	3.49%	1,744	2025
Santa Monica Place(11)	297,817	297,069	3.34%	772	2022
SanTan Village Regional Center(12)	219,140	121,585	4.34%	788	2029
Towne Mall	20,284	20,733	4.48%	117	2022
Tucson La Encantada	63,682	65,361	4.23%	368	2022
Victor Valley, Mall of	114,733	114,675	4.00%	380	2024
Vintage Faire Mall	252,389	258,207	3.55%	1,256	2026
	$4,392,599	$4,073,916

(1)The mortgage notes payable balances also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs were $16,042 and $13,053 at December 31, 2019 and 2018, respectively.
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
(8)The loan includes an unamortized debt premium of $773 and $1,701 at December 31, 2019 and 2018, respectively. The debt premiums represent the excess of the fair value of the loan over the principal value of the loan assumed at acquisition and is amortized into interest expense over the remaining term of the loan in a manner that approximates the effective interest method.
(9)The loan bears interest at LIBOR plus 2.15%. At December 31, 2019 and 2018, the total interest rate was 4.40% and 5.06%, respectively.
(10)On December 3, 2019, the Company replaced the existing loan on the property with a new $540,000 loan that bears interest at an effective rate of 3.71% and matures on January 1, 2030 .

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
10. Mortgage Notes Payable: (continued)
(11)The loan bears interest at LIBOR plus 1.35%. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 4.0% during the period ending December 9, 2021 (See Note 5—Derivative Instruments and Hedging Activities). At December 31, 2019 and 2018, the total interest rate was 3.34% and 4.01%, respectively.
(12)On June 3, 2019, the Company’s joint venture in SanTan Village Regional Center replaced the existing loan on the property with a new $220,000 loan that bear interest at an effective rate of 4.34% and matures on July 1, 2029.
Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.
As of December 31, 2019, all of the Company's mortgage notes payable are secured by the properties on which they are placed and are non-recourse to the Company.
The Company expects all loan maturities during the next twelve months will be refinanced, restructured, and/or paid off from the Company's line of credit or with cash on hand.
Total interest expense capitalized during the years ended December 31, 2019, 2018 and 2017 was $9,614, $15,422 and $13,160, respectively.
The estimated fair value (Level 2 measurement) of mortgage notes payable at December 31, 2019 and 2018 was $4,427,790 and $4,082,448, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.
The future maturities of mortgage notes payable are as follows:

Year Ending December 31,
2020	$325,133
2021	418,239
2022	674,340
2023	6,895
2024	378,120
Thereafter	2,605,141
4,407,868
Debt premium	773
Deferred finance cost, net	(16,042)
$4,392,599
The future maturities reflected above reflect the extension options that the Company believes will be exercised.
11. Bank and Other Notes Payable:
Bank and other notes payable at December 31, 2019 and 2018 consist of the following:
Line of Credit:
The Company has a $1,500,000 revolving line of credit that bears interest at LIBOR plus a spread of 1.30% to 1.90%, depending on the Company's overall leverage level, and matures on July 6, 2020 with a one-year extension option. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2,000,000.
Based on the Company's leverage level as of December 31, 2019, the borrowing rate on the facility was LIBOR plus 1.55%. The Company has four interest rate swap agreements that effectively convert a total of $400,000 of the outstanding balance from floating rate debt of LIBOR plus 1.55% to fixed rate debt of 4.30% until September 30, 2021 (See Note 5—Derivative Instruments and Hedging Activities). As of December 31, 2019 and 2018, borrowings under the line of credit, were $820,000 and $910,000, respectively, less unamortized deferred finance costs of $2,623 and $5,145, respectively, at a total interest rate of 3.92% and 4.20%, respectively. As of December 31, 2019 and 2018, the Company's availability under the line of

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
11. Bank and Other Notes Payable: (Continued)
credit for additional borrowings was $679,719 and $589,719, respectively, The estimated fair value (Level 2 measurement) of the line of credit at December 31, 2019 and 2018 was $826,280 and $912,163, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
Prasada Note:
On March 29, 2013, the Company issued a $13,330 note payable that bore interest at 5.25% and was to mature on May 30, 2021. The note payable was collateralized by a portion of a development reimbursement agreement with the City of Surprise, Arizona. On October 7, 2019, the loan was paid off. At December 31, 2018, the note had a balance of $3,689. The estimated fair value (Level 2 measurement) of the note at December 31, 2018 was $3,690, based on current interest rates for comparable notes. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the collateral for the underlying debt.
As of December 31, 2019 and 2018, the Company was in compliance with all applicable financial loan covenants.
12. Financing Arrangement:
On September 30, 2009, the Company formed a joint venture, whereby a third party acquired a 49.9% interest in Chandler Fashion Center, a 1,318,000 square foot regional shopping center in Chandler, Arizona, and Freehold Raceway Mall, a 1,673,000 square foot regional shopping center in Freehold, New Jersey, referred to herein as Chandler Freehold. As a result of the Company having certain rights under the agreement to repurchase the assets of Chandler Freehold, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The transaction was initially accounted for as a co-venture arrangement, and accordingly the assets, liabilities and operations of the properties remain on the books of the Company and a co-venture obligation was established for the net cash proceeds received from the third party less costs allocated to a warrant. The co-venture obligation was increased for the allocation of income to the co-venture partner and decreased for distributions to the co-venture partner.
Upon adoption of ASC 606 on January 1, 2018, the Company changed its accounting for Chandler Freehold from a co-venture arrangement to a financing arrangement. Accordingly, the Company replaced its $31,150 distributions in excess of co-venture obligation with a financing arrangement liability of $393,709 on its consolidated balance sheets. This resulted in the recognition of a $424,859 increase in the Company’s accumulated deficit as a cumulative effect adjustment under the modified retrospective method of adoption. As a result of adopting ASC 606, the Company no longer records co-venture expense for its partner's share of the income of Chandler Freehold. Under the Financing Arrangement, the Company recognizes interest expense on (i) the changes in fair value of the Financing Arrangement obligation, (ii) any payments to the joint venture partner equal to their pro rata share of net income and (iii) any payments to the joint venture partner less than or in excess of their pro rata share of net income.
During the years ended December 31, 2019 and 2018, the Company incurred interest (income) expense in connection with the financing arrangement as follows:

	2019	2018
Distributions of the partner's share of net income	$7,184	$9,079
Distributions in excess of the partner's share of net income	6,939	6,376
Adjustment to fair value of financing arrangement obligation	(76,640)	(15,225)
	$(62,517)	$230

The fair value (Level 3 measurement) of the financing arrangement obligation at December 31, 2019 and 2018 was based upon a terminal capitalization rate of 5.0% and 4.8%, respectively, a discount rate of 6.0% and 5.8%, respectively, and market rents per square foot of $35 to $115. The fair value of the financing arrangement obligation is sensitive to these significant unobservable inputs and a change in these inputs may result in a significantly higher or lower fair value measurement.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
12. Financing Arrangement: (Continued)
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
13. Noncontrolling Interests:
The Company allocates net income of the Operating Partnership based on the weighted-average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership periodically to reflect its ownership interest in the Company. The Company had a 93% ownership interest in the Operating Partnership as of December 31, 2019 and 2018. The remaining 7% limited partnership interest as of December 31, 2019 and 2018 was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of registered or unregistered stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the ten trading days ending on the respective balance sheet date. Accordingly, as of December 31, 2019 and 2018, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $277,524 and $448,116, respectively.
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
14. Stockholders' Equity:
2017 Stock Buyback Program:
On February 12, 2017, the Company's Board of Directors authorized the repurchase of up to $500,000 of its outstanding common shares as market conditions and the Company’s liquidity warrant. Repurchases may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including accelerated share repurchase transactions, or other methods of acquiring shares, from time to time as permitted by securities laws and other legal requirements.
During the period from February 12, 2017 to December 31, 2017, the Company repurchased a total of 3,627,390 of its common shares for $221,428, representing an average price of $61.01 per share. The Company funded the repurchases from the net proceeds of the sale of Cascade Mall and Northgate Mall (See Note 16—Dispositions), its share of the proceeds from the sale of ownership interests in office buildings at Country Club Plaza and Fashion District Philadelphia (See Note 4—Investments in Unconsolidated Joint Ventures) and from borrowings under its line of credit. There were no repurchases during the years ended December 31, 2019 or 2018.
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
15. Collaborative Arrangement:
On March 1, 2018, the Company formed a 25/75 joint venture with Hudson Pacific Properties, whereby the Company agreed to contribute One Westside in exchange for a cash payment of $142,500. The Company completed the transfer on August 31, 2018.
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
16. Dispositions:
On January 18, 2017, the Company sold Cascade Mall, a 589,000 square foot regional shopping center in Burlington, Washington; and Northgate Mall, a 750,000 square foot regional shopping center in San Rafael, California, in a combined transaction for $170,000, resulting in a gain on the sale of assets of $59,577. The proceeds were used to pay off the mortgage note payable on Northgate Mall and to repurchase shares of the Company's common stock under the 2017 Stock Buyback Program (See Note 14—Stockholders' Equity).
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
17. Commitments and Contingencies:
As of December 31, 2019, the Company was contingently liable for $40,814 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the relevant agreement. At December 31, 2019, the Company had $4,194 in outstanding obligations, which it believes will be settled in the next twelve months.
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

	2019	2018	2017
Management fees	$18,748	$19,752	$19,105
Development and leasing fees	16,056	14,412	15,558
	$34,804	$34,164	$34,663

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
18. Related Party Transactions: (Continued)
Certain mortgage notes on the properties are held by NML. NML was considered a related party due to its ownership interest in Broadway Plaza until it sold its ownership interest in the property to a third party on October 12, 2018. Interest expense in connection with these notes, during the period that NML was a related party, was $6,653 and $8,731 for the years ended December 31, 2018 and 2017, respectively.
Interest (income) expense from related party transactions also includes $(62,517) and $230 for the years ended December 31, 2019 and 2018, respectively, in connection with the Financing Arrangement (See Note 12—Financing Arrangement).
Due from affiliates includes $6,157 and $6,385 of unreimbursed costs and fees due from unconsolidated joint ventures under management agreements at December 31, 2019 and 2018, respectively.
In addition, due from affiliates at December 31, 2018 included a note receivable from RED/303 LLC ("RED") that bore interest at 5.25% and was to mature on May 30, 2021. Interest income earned on this note was $141, $224 and $268 for the years ended December 31, 2019, 2018 and 2017, respectively. The balance on this note receivable was $3,689 at December 31, 2018. On October 7, 2019, the note was collected in full. RED was considered a related party because it was a partner in a joint venture development project. The note was collateralized by RED's interest in a development agreement.
Also included in due from affiliates at December 31, 2018 was a note receivable from Lennar Corporation that bore interest at LIBOR plus 2% and was to mature upon the completion of certain milestones in connection with the planned development of Fashion Outlets of San Francisco. The balance on this note, including interest, was $75,107 at December 31, 2018. As a result of those milestones not being completed, the Company elected to terminate the development agreement and the note was collected in full on February 13, 2019. Interest income earned on this note was $1,112, $3,152 and $2,513 for the years ended December 31, 2019, 2018 and 2017, respectively. Lennar Corporation was considered a related party because it had an ownership interest in the project.
19. Share and Unit-based Plans:
The Company has established share and unit-based compensation plans for the purpose of attracting and retaining executive officers, directors and key employees.
2003 Equity Incentive Plan:
The 2003 Equity Incentive Plan ("2003 Plan") authorizes the grant of stock awards, stock options, stock appreciation rights, stock units, stock bonuses, performance-based awards, dividend equivalent rights and OP Units or other convertible or exchangeable units. As of December 31, 2019, stock awards, stock units, LTIP Units (as defined below), stock appreciation rights ("SARs") and stock options have been granted under the 2003 Plan. All stock options or other rights to acquire common stock granted under the 2003 Plan have a term of 10 years or less. These awards were generally granted based on the performance of the Company and the employees. None of the awards have performance requirements other than a service condition of continued employment unless otherwise provided. All awards are subject to restrictions determined by the Company's compensation committee. The aggregate number of shares of common stock that may be issued under the 2003 Plan is 19,825,428 shares. As of December 31, 2019, there were 6,056,813 shares available for issuance under the 2003 Plan.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
19. Share and Unit-Based Plans: (Continued)
Stock Units:
The stock units represent the right to receive upon vesting one share of the Company's common stock for one stock unit. The value of the stock units was determined by the market price of the Company's common stock on the date of the grant. The following table summarizes the activity of non-vested stock units during the years ended December 31, 2019, 2018 and 2017:

	2019		2018		2017
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	129,457	$64.21	151,355	$73.32	148,428	$78.53
Granted	160,932	37.44	87,983	58.79	86,827	66.46
Vested	(85,157)	62.84	(108,991)	74.04	(81,205)	75.62
Forfeited	(5,245)	51.48	(890)	68.81	(2,695)	69.57
Balance at end of year	199,987	$43.59	129,457	$64.21	151,355	$73.32

SARs:
Upon exercise, the recipients received unrestricted common shares for the appreciation in value of the SARs from the grant date to the exercise date.
The following table summarizes the activity of SARs awards during the years ended December 31, 2019, 2018 and 2017:

	2019		2018		2017
	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price
Balance at beginning of year	—	$—	235,439	$53.83	284,146	$53.85
Granted	—	—	—	—	—
Exercised	—	—	(235,439)	53.83	(48,707)	53.95
Balance at end of year	—	$—	—	$—	235,439	$53.83

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
The Company has granted the following LTIP units during the years ended December 31, 2019, 2018 and 2017:

Grant Date	Units	Type	Fair Value per LTIP Unit	Vest Date
1/1/2017	66,079	Service-based	$70.84	12/31/2019
1/1/2017	297,849	Market-indexed	$47.15	12/31/2019
3/3/2017	134,742	Service-based	$66.57	3/3/2017
6/1/2017	1,522	Service-based	$58.31	5/29/2020
6/1/2017	6,714	Market-indexed	$39.66	5/29/2020
	506,906

1/1/2018	65,466	Service-based	$65.68	12/31/2020
1/1/2018	291,326	Market-indexed	$44.28	12/31/2020
1/29/2018	13,632	Service-based	$66.02	2/1/2022
1/29/2018	1,893	Service-based	$66.02	12/31/2020
1/29/2018	7,775	Market-indexed	$48.23	12/31/2020
3/2/2018	99,407	Service-based	$59.04	3/2/2018
4/26/2018	89,637	Service-based	$55.78	4/26/2018
	569,136

1/1/2019	81,732	Service-based	$43.28	12/31/2021
1/1/2019	250,852	Market-indexed	$29.25	12/31/2021
9/1/2019	4,393	Service-based	$28.53	8/31/2022
9/1/2019	6,454	Market-indexed	$19.42	8/31/2022
	343,431

The fair value of the market-indexed LTIP Units (Level 3) were estimated on the date of grant using a Monte Carlo Simulation model that based on the following assumptions:

Grant Date	Risk Free Interest Rate	Expected Volatility
1/1/2017	1.49%	20.75%
6/1/2017	1.45%	21.40%
1/1/2018	1.98%	23.38%
1/29/2018	2.25%	23.86%
1/1/2019	2.46%	23.52%
9/1/2019	1.42%	24.91%

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
19. Share and Unit-Based Plans: (Continued)
The following table summarizes the activity of the non-vested LTIP Units during the years ended December 31, 2019, 2018 and 2017:

	2019		2018		2017
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	661,578	$48.38	636,632	$52.36	322,572	$58.18
Granted	343,431	32.40	569,136	51.78	506,906	55.33
Vested	(76,306)	59.27	(253,625)	61.17	(192,846)	69.93
Forfeited	(312,484)	46.55	(290,565)	52.58	—	—
Balance at end of year	616,219	$39.04	661,578	$48.38	636,632	$52.36

Stock Options:
On May 30, 2017, the Company granted 25,000 non-qualified stock options with a grant date fair value of $10.02 that vested on May 30, 2019. The Company measured the value of each option awarded using the Black-Scholes Option Pricing Model based upon the following assumptions: volatility of 30.19%, dividend yield of 4.93%, risk free rate of 2.08%, current value of $57.55 and an expected term of 8 years.
The following table summarizes the activity of stock options for the years ended December 31, 2019, 2018 and 2017:

	2019		2018		2017
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance at beginning of year	35,565	$57.32	35,565	$57.32	10,565	$56.77
Granted	—	—	—	—	25,000	57.55
Exercised	—	—	—	—	—	—
Balance at end of year	35,565	$57.32	35,565	$57.32	35,565	$57.32

Directors' Phantom Stock Plan:
The Directors' Phantom Stock Plan offers non-employee members of the board of directors ("Directors") the opportunity to defer their cash compensation and to receive that compensation in common stock rather than in cash after termination of service or a predetermined period. Compensation generally includes the annual retainers payable by the Company to the Directors. Deferred amounts are generally credited as units of phantom stock at the beginning of each three-year deferral period by dividing the present value of the deferred compensation by the average fair market value of the Company's common stock at the date of award. Compensation expense related to the phantom stock awards was determined by the amortization of the value of the stock units on a straight-line basis over the applicable service period. The stock units (including dividend equivalents) vest as the Directors' services (to which the fees relate) are rendered. Vested phantom stock units are ultimately paid out in common stock on a one-unit for one-share basis. To the extent elected by a Director, stock units receive dividend equivalents in the form of additional stock units based on the dividend amount paid on the common stock. The aggregate number of phantom stock units that may be granted under the Directors' Phantom Stock Plan is 500,000. As of December 31, 2019, there were 134,638 stock units available for grant under the Directors' Phantom Stock Plan.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
19. Share and Unit-Based Plans: (Continued)
The following table summarizes the activity of the non-vested phantom stock units for the years ended December 31, 2019, 2018 and 2017:

	2019		2018		2017
	Stock Units	Weighted Average Grant Date Fair Value	Stock Units	Weighted Average Grant Date Fair Value	Stock Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	—	$—	4,054	$79.82	5,845	$81.47
Granted	23,690	40.26	10,380	49.55	8,760	68.93
Vested	(16,474)	38.94	(12,193)	54.40	(10,551)	71.69
Forfeited	—	—	(2,241)	77.91	—	—
Balance at end of year	7,216	$43.29	—	$—	4,054	$79.82

Employee Stock Purchase Plan ("ESPP"):
The ESPP authorizes eligible employees to purchase the Company's common stock through voluntary payroll deductions made during periodic offering periods. Under the ESPP common stock is purchased at a 15% discount from the lesser of the fair value of common stock at the beginning and end of the offering period. A maximum of 750,000 shares of common stock is available for purchase under the ESPP. The number of shares available for future purchase under the plan at December 31, 2019 was 356,822.
Compensation:
The following summarizes the compensation cost under the share and unit-based plans for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Stock units	$4,598	$6,355	$6,045
LTIP units	11,372	26,311	30,161
Stock options	51	125	85
Phantom stock units	702	760	714
	$16,723	$33,551	$37,005

The Company capitalized share and unit-based compensation costs of $4,691, $6,184 and $6,206 for the years ended December 31, 2019, 2018 and 2017, respectively.
The fair value of the stock awards and stock units that vested during the years ended December 31, 2019, 2018 and 2017 was $3,577, $6,479 and $5,257, respectively. Unrecognized compensation costs of share and unit-based plans at December 31, 2019 consisted of $1,647 from LTIP Units, $2,949 from stock units and $0 from stock options.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
20. Employee Benefit Plans:
401(k) Plan:
The Company has a defined contribution retirement plan that covers its eligible employees (the "Plan"). The Plan is a defined contribution retirement plan covering eligible employees of the Macerich Property Management Company, LLC and participating affiliates. This Plan includes The Macerich Company Common Stock Fund as a new investment alternative under the Plan with 650,000 shares of common stock reserved for issuance under the Plan. In accordance with the Plan, the Company makes matching contributions equal to 100 percent of the first three percent of compensation deferred by a participant and 50 percent of the next two percent of compensation deferred by a participant. During the years ended December 31, 2019, 2018 and 2017, these matching contributions made by the Company were $3,346, $3,422 and $3,481, respectively. Contributions and matching contributions to the Plan by the plan sponsor and/or participating affiliates are recognized as an expense of the Company in the period that they are made.
Deferred Compensation Plans:
The Company has established deferred compensation plans under which executives and key employees of the Company may elect to defer receiving a portion of their cash compensation otherwise payable in one calendar year until a later year. The Company may, as determined by the Board of Directors in its sole discretion prior to the beginning of the plan year, credit a participant's account with a matching amount equal to a percentage of the participant's deferral. The Company contributed $814, $813 and $1,069 to the plans during the years ended December 31, 2019, 2018 and 2017, respectively. Contributions are recognized as compensation in the periods they are made.

21. Income Taxes:
For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, unrecaptured Section 1250 gain and return of capital or a combination thereof. The following table details the components of the distributions, on a per share basis, for the years ended December 31, 2019, 2018 and 2017:

	2019(1)		2018(1)		2017
Ordinary income	$1.32	44.2%	$1.91	64.3%	$1.98	69.0%
Capital gains	0.64	21.2%	0.05	1.7%	0.51	17.8%
Unrecaptured Section 1250 gain	—	—%	—	—%	0.38	13.2%
Return of capital	1.04	34.6%	1.01	34.0%	—	—%
Dividends paid	$3.00	100.0%	$2.97	100.0%	$2.87	100.0%

_______________________________________________________________________________

(1)The 2019 and 2018 taxable ordinary dividends are treated as "qualified REIT dividends" for purposes of Internal Revenue Code Section 199A.

The Company has made Taxable REIT Subsidiary elections for all of its corporate subsidiaries other than its Qualified REIT Subsidiaries. The elections, effective for the year beginning January 1, 2001 and future years, were made pursuant to Section 856(l) of the Code.
The income tax provision of the TRSs for the years ended December 31, 2019, 2018 and 2017 are as follows:

	2019	2018	2017
Current	$(150)	$413	$185
Deferred	(1,439)	3,191	(15,779)
Income tax (expense) benefit	$(1,589)	$3,604	$(15,594)

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
21. Income Taxes: (Continued)
The income tax provision of the TRSs for the years ended December 31, 2019, 2018 and 2017 are reconciled to the amount computed by applying the Federal Corporate tax rate as follows:

	2019	2018	2017
Book (income) loss for TRSs	$(2,062)	$19,525	$2,094
Tax at statutory rate on earnings from continuing operations before income taxes	$(433)	$4,100	$712
Change in tax rates	—	—	(14,189)
State taxes	(280)	513	109
Other	(876)	(1,009)	(2,226)
Income tax (expense) benefit	$(1,589)	$3,604	$(15,594)

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
The tax effects of temporary differences and carryforwards of the TRSs included in the net deferred tax assets at December 31, 2019 and 2018 are summarized as follows:

	2019	2018
Net operating loss carryforwards	$22,338	$25,751
Property, primarily differences in depreciation and amortization, the tax basis of land assets and treatment of certain other costs	6,784	4,524
Other	1,635	1,922
Net deferred tax assets	$30,757	$32,197
For the years ended December 31, 2019, 2018 and 2017 there were no unrecognized tax benefits.
The tax years 2016 through 2018 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next 12 months.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
22. Quarterly Financial Data (Unaudited):
The following is a summary of quarterly results of operations for the years ended December 31, 2019 and 2018:

	2019 Quarter Ended				2018 Quarter Ended
	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
Revenues	$241,841	$231,127	$227,972	$226,522	$246,874	$242,198	$234,545	$236,734
Net income (loss) attributable to the Company	$26,891	$46,371	$15,734	$7,824	$11,749	$74,028	$7,816	$(33,573)
Net income (loss) attributable to common stockholders per share-basic	$0.19	$0.33	$0.11	$0.05	$0.08	$0.52	$0.05	$(0.24)
Net income (loss) attributable to common stockholders per share-diluted	$0.19	$0.33	$0.11	$0.05	$0.08	$0.52	$0.05	$(0.24)

23. Subsequent Events:
On January 31, 2020, the Company announced a dividend/distribution of $0.75 per share for common stockholders and OP Unit holders of record on February 21, 2020. All dividends/distributions will be paid 100% in cash on March 3, 2020.

THE MACERICH COMPANY
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2019
(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
Shopping Centers/Entities	Land	Building and Improvements	Equipment and Furnishings	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Equipment and Furnishings	Construction in Progress	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation
Chandler Fashion Center	$24,188	$223,143	$—	$28,847	$24,188	$245,798	$6,192	$—	$276,178	$119,086	$157,092
Danbury Fair Mall	130,367	316,951	—	126,366	142,751	419,228	10,357	1,348	573,684	168,324	405,360
Desert Sky Mall	9,447	37,245	12	5,925	9,082	41,304	2,243	—	52,629	13,348	39,281
Eastland Mall	22,050	151,605	—	11,949	21,400	162,087	2,117	—	185,604	39,109	146,495
Estrella Falls	10,550	—	—	72,292	10,524	14,265	—	58,053	82,842	3,083	79,759
Fashion Outlets of Chicago	—	—	—	271,689	40,575	225,564	4,615	935	271,689	69,616	202,073
Fashion Outlets of Niagara Falls USA	18,581	210,139	—	106,071	22,936	309,508	2,284	63	334,791	86,070	248,721
The Marketplace at Flagstaff	—	—	—	45,839	—	45,839	—	—	45,839	25,320	20,519
Freehold Raceway Mall	164,986	362,841	—	127,095	168,098	476,605	9,865	354	654,922	206,014	448,908
Fresno Fashion Fair	17,966	72,194	—	49,086	17,966	117,086	2,595	1,599	139,246	59,862	79,384
Green Acres Mall	156,640	321,034	—	192,815	179,274	477,334	10,646	3,235	670,489	133,725	536,764
Inland Center	8,321	83,550	—	30,458	10,291	111,540	351	147	122,329	23,371	98,958
Kings Plaza Shopping Center	209,041	485,548	20,000	278,300	209,041	725,672	55,924	2,252	992,889	123,795	869,094
La Cumbre Plaza	18,122	21,492	—	15,558	13,856	40,054	375	887	55,172	24,311	30,861
Macerich Management Co.	1,150	10,475	26,562	68,215	3,878	17,803	82,502	2,219	106,402	58,890	47,512
MACWH, LP	—	25,771	—	13,241	11,557	27,455	—	—	39,012	10,542	28,470
NorthPark Mall	7,746	74,661	—	14,270	7,745	88,348	584	—	96,677	24,202	72,475
Oaks, The	32,300	117,156	—	268,713	56,387	357,661	3,581	540	418,169	164,549	253,620
Pacific View	8,697	8,696	—	137,802	7,854	145,604	1,737	—	155,195	76,064	79,131
Paradise Valley Mall	33,445	128,485	—	30,568	36,027	152,420	2,815	1,236	192,498	83,546	108,952
Queens Center	251,474	1,039,922	—	53,224	256,786	1,082,499	5,331	4	1,344,620	150,749	1,193,871
Santa Monica Place	26,400	105,600	—	348,573	48,374	422,736	6,710	2,753	480,573	143,965	336,608
SanTan Adjacent Land	29,414	—	—	8,280	26,902	—	—	10,792	37,694	—	37,694
SanTan Village Regional Center	7,827	—	—	213,089	5,921	213,348	1,647	—	220,916	100,092	120,824
SouthPark Mall	7,035	38,215	—	(7,993)	2,899	33,857	447	54	37,257	15,207	22,050
Southridge Center	6,764	—	—	8,174	2,295	12,329	139	175	14,938	6,915	8,023
Stonewood Center	4,948	302,527	—	12,002	4,935	314,127	415	—	319,477	50,479	268,998
Superstition Springs Center	10,928	112,718	—	12,350	10,928	124,173	895	—	135,996	24,683	111,313
Superstition Springs Power Center	1,618	4,420	—	349	1,618	4,698	71	—	6,387	2,153	4,234
Tangerine (Marana), The Shops at	36,158	—	—	(7,622)	16,922	—	—	11,614	28,536	—	28,536
The Macerich Partnership, L.P.	—	2,534	—	5,107	—	247	7,365	29	7,641	1,220	6,421
See accompanying report of independent registered public accounting firm.

THE MACERICH COMPANY
Schedule III—Real Estate and Accumulated Depreciation (Continued)
December 31, 2019
(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
Shopping Centers/Entities	Land	Building and Improvements	Equipment and Furnishings	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Equipment and Furnishings	Construction in Progress	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation
Towne Mall	6,652	31,184	—	5,105	6,877	35,596	369	99	42,941	16,888	26,053
Tucson La Encantada	12,800	19,699	—	58,005	12,800	75,755	732	1,217	90,504	45,861	44,643
Valley Mall	16,045	26,098	—	13,952	15,616	40,188	291	—	56,095	12,395	43,700
Valley River Center	24,854	147,715	—	33,159	24,854	174,489	1,739	4,646	205,728	66,288	139,440
Victor Valley, Mall of	15,700	75,230	—	54,374	20,080	123,291	1,933	—	145,304	58,624	86,680
Vintage Faire Mall	14,902	60,532	—	60,162	17,647	116,161	1,788	—	135,596	75,818	59,778
Wilton Mall	19,743	67,855	—	27,482	19,810	93,935	1,264	71	115,080	44,946	70,134
Other freestanding stores	5,926	31,785	—	11,621	5,927	43,109	296	—	49,332	20,255	29,077
Other land and development properties	33,795	—	—	18,383	26,057	4,278	—	21,843	52,178	171	52,007
	$1,406,580	$4,717,020	$46,574	$2,822,875	$1,520,678	$7,115,991	$230,215	$126,165	$8,993,049	$2,349,536	$6,643,513
See accompanying report of independent registered public accounting firm.

THE MACERICH COMPANY
Schedule III—Real Estate and Accumulated Depreciation (Continued)
December 31, 2019
(Dollars in thousands)
Depreciation of the Company's investment in buildings and improvements reflected in the consolidated statements of operations are calculated over the estimated useful lives of the asset as follows:

Buildings and improvements	5 - 40 years
Tenant improvements	5 - 7 years
Equipment and furnishings	5 - 7 years

The changes in total real estate assets for the three years ended December 31, 2019 are as follows:

	2019	2018	2017
Balances, beginning of year	$8,878,820	$9,127,533	$9,209,211
Additions	176,690	246,719	202,280
Dispositions and retirements	(62,461)	(495,432)	(283,958)
Balances, end of year	$8,993,049	$8,878,820	$9,127,533

   The aggregate cost of the property included in the table above for federal income tax purposes was $8,446,407 (unaudited) at December 31, 2019.

The changes in accumulated depreciation for the three years ended December 31, 2019 are as follows:

	2019	2018	2017
Balances, beginning of year	$2,093,044	$2,018,303	$1,851,901
Additions	287,846	275,236	277,917
Dispositions and retirements	(31,354)	(200,495)	(111,515)
Balances, end of year	$2,349,536	$2,093,044	$2,018,303

See accompanying report of independent registered public accounting firm.

EXHIBIT INDEX

Exhibit Number	Description
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

3.1.13
Articles Supplementary (opting out of provisions of Subtitle 8 of Title 3 of the Maryland General Corporate Law (MUTA Provisions)) (incorporated by reference as an exhibit to the Company’s Current Report on Form 8-K, event date April 24, 2019).

Exhibit Number	Description
3.2	Amended and Restated Bylaws of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date April 24, 2019).

4.1	Description of the Company's Securities

4.2	Form of Common Stock Certificate (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, as amended, event date November 10, 1998).

4.3	Form of Preferred Stock Certificate (Series D Preferred Stock) (incorporated by reference as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-107063)).

10.1	Amended and Restated Limited Partnership Agreement for the Operating Partnership dated as of March 16, 1994 (incorporated by reference as an exhibit to the Company's 1996 Form 10-K).

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

Exhibit Number		Description
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

10.6
Deferred Compensation Plan Amended and Restated Trust Agreement between the Company and Wells Fargo Bank, National Association, effective as of June 17, 2019 (incorporated by reference as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.7		Registration Rights Agreement, dated as of March 16, 1994, among the Company and Mace Siegel, Dana K. Anderson, Arthur M. Coppola and Edward C. Coppola (incorporated by reference as an exhibit to the Company's 1994 Form 10-K) (Filed in paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T).

10.8		Registration Rights Agreement, dated as of March 16, 1994, between the Company and The Northwestern Mutual Life Insurance Company (incorporated by reference as an exhibit to the Company’s 1994 Form 10-K) (Filed in paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T).

Exhibit Number		Description
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

10.21		Tax Matters Agreement (Wilmorite) (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date April 25, 2005).

10.22	*	2003 Equity Incentive Plan, as amended and restated as of May 26, 2016 (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date May 26, 2016).

Exhibit Number		Description
10.22.1	*	Amended and Restated Cash Bonus/Restricted Stock/Stock Unit and LTIP Unit Award Program under the 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2010 Form 10-K).

10.22.2	*	Form of Restricted Stock Award Agreement under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.22.3	*	Form of Stock Unit Award Agreement under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2014 Form 10-K).

10.22.4	*	Form of Employee Stock Option Agreement under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.22.5	*	Form of Non-Qualified Stock Option Grant under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.22.6	*	Form of Restricted Stock Award Agreement for Non-Management Directors (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.22.7	*	Form of Stock Unit Award Agreement under 2003 Equity Incentive Plan for Non-Employee Directors (incorporated by reference as an exhibit to the Company's 2015 Form 10-K).

10.22.8	*	Form of Stock Appreciation Right under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.22.9	*
Form of LTIP Unit Award Agreement under 2003 Equity Incentive Plan (service-based) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.22.10	*
Form of LTIP Unit Award Agreement under 2003 Equity Incentive Plan (performance-based) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

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

10.23.1	*
First Amendment to Amended and Restated Employee Stock Purchase Plan (October 23, 2014) (incorporated by reference as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.23.2	*
Second Amendment to Amended and Restated Employee Stock Purchase Plan (July 25, 2019) (incorporated by reference as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.24	*
Change in Control Severance Pay Plan for Executive Vice Presidents (incorporated by reference as an exhibit to the Company’s Quarterly Report on Form 10-Q foChange in Control Severance Pay Plan for Executive Vice Presidents (incorporated by reference as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.25	*	Change in Control Severance Pay Plan for Senior Executives (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

Exhibit Number		Description
10.26	*
Separation Agreement and Release of Claims between the Company and Thomas J. Leanse dated February 22, 2018 (includes form of Consulting Agreement between the Company and Mr. Leanse) (incorporated by reference as an exhibit to the Company's 2017 Form 10-K).

10.27	*
Change in Control Agreement between the Company and Ann C. Menard, effective February 24, 2018 (incorporated by reference as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.28	*
Amended and Restated Offer of Employment between the Company and Ann C. Menard, effective April 30, 2018 (incorporated by reference as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.28.1	*
First Amendment to Amended and Restated Offer of Employment between the Company and Ann C. Menard, effective January 1, 2020) (incorporated by reference as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended SeFirst Amendment to Amended and Restated Offer of Employment between the Company and Ann C. Menard, effective January 1, 2020) (incorporated by reference as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.29	*
Employment Agreement between the Company and Thomas E. O’Hern, effective April 26, 2018 (incorporated by reference as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.29.1	*
First Amendment to Employment Agreement between the Company and Thomas E. O’Hern, effective January 1, 2020 (First Amendment to Employment Agreement between the Company and Thomas E. O’Hern, effective January 1, 2020 (incorporated by reference as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.30	*
Letter regarding Consulting Agreement between the Company and Arthur M. Coppola, effective December 31, 2018 (incorporated by reference as an exhibit to the Company’s Current Report on Form 8-K, event date December 31, 2018).

10.31	*
Employment Agreement between the Company and William P. Voegele, effective September 1, 2019 (incorporated by reference as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

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

21.1		List of Subsidiaries

23.1		Consent of Independent Registered Public Accounting Firm (KPMG LLP)

31.1		Section 302 Certification of Thomas E. O'Hern, Chief Executive Officer and Director

31.2		Section 302 Certification of Scott W. Kingsmore, Chief Financial Officer

32.1	**	Section 906 Certifications of Thomas E. O'Hern and Scott W. Kingsmore

Exhibit Number	Description
101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).

* Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2020.

THE MACERICH COMPANY
/s/ THOMAS E. O'HERN
By
Thomas E. O'Hern
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ THOMAS E. O'HERN	Chief Executive Officer and Director	February 25, 2020
Thomas E. O'Hern	(Principal Executive Officer)
/s/ EDWARD C. COPPOLA	President and Director	February 25, 2020
Edward C. Coppola
/s/ PEGGY ALFORD	Director	February 25, 2020
Peggy Alford
/s/ JOHN H. ALSCHULER	Director	February 25, 2020
John H. Alschuler
/s/ ERIC K. BRANDT	Director	February 25, 2020
Eric K. Brandt
/s/ STEVEN R. HASH	Chairman of Board of Directors	February 25, 2020
Steven R. Hash
/s/ DANIEL J. HIRSCH	Director	February 25, 2020
Daniel J. Hirsch
/s/ DIANA M. LAING	Director	February 25, 2020
Diana M. Laing
/s/ STEVEN L. SOBOROFF	Director	February 25, 2020
Steven L. Soboroff
/s/ ANDREA M. STEPHEN	Director	February 25, 2020
Andrea M. Stephen
/s/ SCOTT W. KINGSMORE	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	February 25, 2020
Scott W. Kingsmore
/s/ CHRISTOPHER J. ZECCHINI	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2020
Christopher J. Zecchini