Form 10-Q
period 2020-03-31
MACERICH CO
filed 2020-05-11
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File No. 1-12504
THE MACERICH COMPANY
(Exact name of registrant as specified in its charter)

Maryland				95-4448705
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification Number)
401 Wilshire Boulevard,	Suite 700,	Santa Monica,	California	90401
(Address of principal executive office)				(Zip Code)
		(310)		394-6000
(Registrant's telephone number, including area code)
N/A (Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Securities Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.01 Par Value	MAC	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding twelve (12) months (or for such shorter period that the registrant was required to submit such files). Yes ☒        No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐	Non-Accelerated Filer	☐	Smaller Reporting Company	☐
						Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
Number of shares outstanding as of May 8, 2020 of the registrant's common stock, par value $0.01 per share: 141,534,987 shares

THE MACERICH COMPANY
FORM 10-Q

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS:
Property, net	$6,558,075	$6,643,513
Cash and cash equivalents	652,354	100,005
Restricted cash	10,753	14,211
Tenant and other receivables, net	133,589	144,035
Right-of-use assets, net	143,637	148,087
Deferred charges and other assets, net	250,648	277,866
Due from affiliates	9,766	6,157
Investments in unconsolidated joint ventures	1,540,826	1,519,697
Total assets	$9,299,648	$8,853,571
LIABILITIES AND EQUITY:
Mortgage notes payable	$4,384,680	$4,392,599
Bank and other notes payable	1,478,006	817,377
Accounts payable and accrued expenses	66,991	51,027
Lease liabilities	115,899	114,201
Other accrued liabilities	197,040	265,595
Distributions in excess of investments in unconsolidated joint ventures	107,156	107,902
Financing arrangement obligation	225,516	273,900
Total liabilities	6,575,288	6,022,601
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 141,572,289 and 141,407,650 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1,416	1,414
Additional paid-in capital	4,590,709	4,583,911
Accumulated deficit	(2,042,688)	(1,944,012)
Accumulated other comprehensive loss	(15,446)	(9,051)
Total stockholders' equity	2,533,991	2,632,262
Noncontrolling interests	190,369	198,708
Total equity	2,724,360	2,830,970
Total liabilities and equity	$9,299,648	$8,853,571
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Revenues:
Leasing revenue	$210,721	$211,008
Other	9,258	5,334
Management Companies	6,973	10,180
Total revenues	226,952	226,522
Expenses:
Shopping center and operating expenses	70,725	69,604
Leasing expenses	7,425	7,505
Management Companies' operating expenses	16,224	19,014
REIT general and administrative expenses	6,821	6,961
Depreciation and amortization	82,213	81,468
	183,408	184,552
Interest (income) expense:
Related parties	(44,243)	(10,447)
Other	52,317	48,804
	8,074	38,357
Loss on extinguishment of debt, net	—	351
Total expenses	191,482	223,260
Equity in income of unconsolidated joint ventures	9,698	12,243
Income tax benefit (expense)	266	(346)
Loss on sale or write down of assets, net	(36,703)	(6,316)
Net income	8,731	8,843
Less net income attributable to noncontrolling interests	1,209	1,019
Net income attributable to the Company	$7,522	$7,824
Earnings per common share—attributable to common stockholders:
Basic	$0.05	$0.05
Diluted	$0.05	$0.05
Weighted average number of common shares outstanding:
Basic	141,437,000	141,262,000
Diluted	141,437,000	141,262,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Net income	$8,731	$8,843
Other comprehensive loss:
Interest rate cap/swap agreements	(6,395)	(2,045)
Comprehensive income	2,336	6,798
Less net income attributable to noncontrolling interests	1,209	1,019
Comprehensive income attributable to the Company	$1,127	$5,779
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)
Three Months Ended March 31, 2020 and 2019

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2020	141,407,650	$1,414	$4,583,911	$(1,944,012)	$(9,051)	$2,632,262	$198,708	$2,830,970
Net income	—	—	—	7,522	—	7,522	1,209	8,731
Interest rate cap/swap agreements	—	—	—	—	(6,395)	(6,395)	—	(6,395)
Amortization of share and unit-based plans	80,917	1	5,602	—	—	5,603	—	5,603
Distributions paid ($0.75 per share)	—	—	—	(106,198)	—	(106,198)	—	(106,198)
Distributions to noncontrolling interests	—	—	—	—	—	—	(8,474)	(8,474)
Contributions from noncontrolling interests	—	—	—	—	—	—	125	125
Conversion of noncontrolling interests to common shares	83,722	1	5,796	—	—	5,797	(5,797)	—
Redemption of noncontrolling interests	—	—	(1)	—	—	(1)	(1)	(2)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(4,599)	—	—	(4,599)	4,599	—
Balance at March 31, 2020	141,572,289	$1,416	$4,590,709	$(2,042,688)	$(15,446)	$2,533,991	$190,369	$2,724,360

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2019	141,221,712	$1,412	$4,567,643	$(1,614,357)	$(4,466)	$2,950,232	$238,200	$3,188,432
Net income	—	—	—	7,824	—	7,824	1,019	8,843
Cumulative effect of adoption of ASC 842	—	—	—	(2,203)	—	(2,203)	—	(2,203)
Interest rate cap/swap agreements	—	—	—	—	(2,045)	(2,045)	—	(2,045)
Amortization of share and unit-based plans	90,074	1	6,664	—	—	6,665	—	6,665
Distributions declared ($0.75 per share)	—	—	—	(106,053)	—	(106,053)	—	(106,053)
Distributions to noncontrolling interests	—	—	—	—	—	—	(8,343)	(8,343)
Conversion of noncontrolling interests to common shares	21,000	—	1,005	—	—	1,005	(1,005)	—
Redemption of noncontrolling interests	—	—	(15)	—	—	(15)	(12)	(27)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(697)	—	—	(697)	697	—
Balance at March 31, 2019	141,332,786	$1,413	$4,574,600	$(1,714,789)	$(6,511)	$2,854,713	$230,556	$3,085,269

   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$8,731	$8,843
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt, net	—	351
Loss on sale or write down of assets, net	36,703	6,316
Depreciation and amortization	83,827	83,233
Amortization of premium on mortgage notes payable	(229)	(234)
Amortization of share and unit-based plans	4,224	5,519
Straight-line rent and amortization of above and below market leases	(243)	(2,650)
Provision for doubtful accounts	913	1,826
Income tax (benefit) expense	(266)	346
Equity in income of unconsolidated joint ventures	(9,698)	(12,243)
Distributions of income from unconsolidated joint ventures	—	118
Change in fair value of financing arrangement obligation	(48,384)	(14,265)
Changes in assets and liabilities, net of dispositions:
Tenant and other receivables	11,673	16,867
Other assets	1,037	9,284
Due from affiliates	(4,766)	5,148
Accounts payable and accrued expenses	15,937	8,715
Other accrued liabilities	(49,759)	(18,334)
Net cash provided by operating activities	49,700	98,840
Cash flows from investing activities:
Development, redevelopment, expansion and renovation of properties	(26,406)	(28,256)
Property improvements	(1,845)	(8,827)
Proceeds from repayment of notes receivable	—	65,348
Deferred leasing costs	(981)	(8,848)
Distributions from unconsolidated joint ventures	21,693	41,439
Contributions to unconsolidated joint ventures	(33,870)	(63,093)
Proceeds from sale of assets	—	1,015
Net cash used in investing activities	(41,409)	(1,222)

THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands) (Unaudited)
	For the Three Months Ended March 31,
	2020	2019
Proceeds from mortgages, bank and other notes payable	660,000	425,000
Payments on mortgages, bank and other notes payable	(8,676)	(397,358)
Deferred financing costs	—	(965)
Proceeds from finance lease	4,115	—
Payments on finance leases	(290)	(278)
Payment of finance deposits	—	(4,820)
Redemption of noncontrolling interests	(2)	(27)
Contribution from noncontrolling interests	125	—
Dividends and distributions	(114,672)	(114,396)
Net cash provided by (used in) financing activities	540,600	(92,844)
Net increase in cash, cash equivalents and restricted cash	548,891	4,774
Cash, cash equivalents and restricted cash, beginning of period	114,216	149,301
Cash, cash equivalents and restricted cash, end of period	$663,107	$154,075
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$52,989	$50,650
Non-cash investing and financing transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$28,250	$42,539
Conversion of Operating Partnership Units to common stock	$5,797	$1,005
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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of March 31, 2020, the Company was the sole general partner of and held a 93% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
The Operating Partnership's consolidated VIEs included the following assets and liabilities:

	March 31, 2020	December 31, 2019
Assets:
Property, net	$254,911	$254,071
Other assets	26,347	30,049
Total assets	$281,258	$284,120
Liabilities:
Mortgage notes payable	$219,163	$219,140
Other liabilities	26,364	32,101
Total liabilities	$245,527	$251,241
All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
2. Summary of Significant Accounting Policies: (Continued)

The unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for the interim periods have been made. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying consolidated balance sheet as of December 31, 2019 has been derived from the audited financial statements but does not include all disclosures required by GAAP. The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported on the Company's consolidated balance sheets to the totals shown on its consolidated statements of cash flows:

	For the Three Months Ended March 31,
	2020	2019
Beginning of period
Cash and cash equivalents	$100,005	$102,711
Restricted cash	14,211	46,590
Cash, cash equivalents and restricted cash	$114,216	$149,301
End of period
Cash and cash equivalents	$652,354	$111,022
Restricted cash	10,753	43,053
Cash, cash equivalents and restricted cash	$663,107	$154,075

COVID-19 Pandemic:
On March 11, 2020, the novel coronavirus ("COVID-19") outbreak was declared a pandemic by the World Health Organization. As a result, all of the markets that the Company operates in were subject to stay-at-home orders, and the majority of its properties were temporarily closed in part or completely. The Company has been proactively working with all its stakeholders, including its tenants, lenders and suppliers, to mitigate the impact of the economic shut down.
COVID-19 Lease Accounting:
In April 2020, the Financial Accounting Standards Board (“FASB”) issued a Staff Question-and-Answer (“Q&A”) to clarify whether lease concessions related to the effects of COVID-19 require the application of the lease modification guidance under Accounting Standards Codification ("ASC") 842 "Leases". Under ASC 842, the Company would have to determine, on a lease-by-lease basis, if a lease concession was the result of a new arrangement reached with the tenant or an enforceable right and obligation within the existing lease. The Q&A allows for the bypass of a lease-by-lease analysis, and allows the Company to elect to either apply the lease modification accounting framework or not, to all of its lease concessions with similar characteristics and circumstances. The Company's adoption of the Q&A guidance did not have a material impact on the Company’s consolidated financial statements for the three months ended March 31, 2020.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
2. Summary of Significant Accounting Policies: (Continued)

3. Earnings Per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of EPS for the three months ended March 31, 2020 and 2019 (shares in thousands):

	For the Three Months Ended March 31,
	2020	2019
Numerator
Net income	$8,731	$8,843
Less net income attributable to noncontrolling interests	(1,209)	(1,019)
Net income attributable to the Company	7,522	7,824
Allocation of earnings to participating securities	(322)	(281)
Numerator for basic and diluted EPS—net income attributable to common stockholders	$7,200	$7,543
Denominator
Denominator for basic and diluted EPS—weighted average number of common shares outstanding(1)	141,437	141,262
EPS—net income attributable to common stockholders
Basic and diluted	$0.05	$0.05
(1)     Diluted EPS excludes 90,619 convertible preferred partnership units for the three months ended March 31, 2020 and 2019, as their impact was antidilutive. Diluted EPS also excludes 10,477,827 and 10,415,190 Operating Partnership units ("OP Units") for the three months ended March 31, 2020 and 2019, respectively, as their impact was antidilutive.

4. Investments in Unconsolidated Joint Ventures:
The Company has made the following recent financings of its unconsolidated joint ventures:
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
On December 18, 2019, the Company’s joint venture in One Westside placed a $414,600 construction loan on the redevelopment project. The loan bears interest at LIBOR plus 1.70%, which can be reduced to LIBOR plus 1.50% upon the completion of certain conditions, and matures on December 18, 2024. This loan is expected to fund the joint venture's remaining cost to complete the project.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)
Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	March 31, 2020	December 31, 2019
Assets(1):
Property, net	$9,414,762	$9,424,591
Other assets	752,159	772,116
Total assets	$10,166,921	$10,196,707
Liabilities and partners' capital(1):
Mortgage and other notes payable	$6,125,614	$6,144,685
Other liabilities	495,817	565,412
Company's capital	1,916,313	1,904,145
Outside partners' capital	1,629,177	1,582,465
Total liabilities and partners' capital	$10,166,921	$10,196,707
Investments in unconsolidated joint ventures:
Company's capital	$1,916,313	$1,904,145
Basis adjustment(2)	(482,643)	(492,350)
	$1,433,670	$1,411,795

Assets—Investments in unconsolidated joint ventures	$1,540,826	$1,519,697
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(107,156)	(107,902)
	$1,433,670	$1,411,795

(1)    These amounts include assets of $2,911,512 and $2,932,401 of Pacific Premier Retail LLC (the "PPR Portfolio") as of March 31, 2020 and December 31, 2019, respectively, and liabilities of $1,709,593 and $1,732,976 of the PPR Portfolio as of March 31, 2020 and December 31, 2019, respectively.
(2)    The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $3,999 and $4,539 for the three months ended March 31, 2020 and 2019, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)
Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	PPR Portfolio	Other Joint Ventures	Total
Three Months Ended March 31, 2020
Revenues:
Leasing revenue	$58,378	$172,245	$230,623
Other	51	6,888	6,939
Total revenues	58,429	179,133	237,562
Expenses:
Shopping center and operating expenses	9,642	61,509	71,151
Leasing expenses	473	1,295	1,768
Interest expense	16,094	38,141	54,235
Depreciation and amortization	28,618	68,360	96,978
Total operating expenses	54,827	169,305	224,132
Net income	$3,602	$9,828	$13,430
Company's equity in net income	$4,721	$4,977	$9,698
Three Months Ended March 31, 2019
Revenues:
Leasing revenue	$46,020	$173,524	$219,544
Other	182	12,064	12,246
Total revenues	46,202	185,588	231,790
Expenses:
Shopping center and operating expenses	9,672	59,650	69,322
Leasing expenses	467	1,707	2,174
Interest expense	16,951	36,911	53,862
Depreciation and amortization	25,514	64,467	89,981
Total operating expenses	52,604	162,735	215,339
Loss on sale or write down of assets, net	(6)	(135)	(141)
Net (loss) income	$(6,408)	$22,718	$16,310
Company's equity in net (loss) income	$(1,199)	$13,442	$12,243

Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
5. Derivative Instruments and Hedging Activities:
The Company uses an interest rate cap and four interest rate swap agreements to manage the interest rate risk of its floating rate debt. The Company recorded other comprehensive loss related to the marking-to-market of derivative instruments of $6,395 and $2,045 for the three months ended March 31, 2020 and 2019, respectively.
The following derivatives were outstanding at March 31, 2020:

					Fair Value
Property	Notional Amount	Product	LIBOR Rate	Maturity	March 31, 2020	December 31, 2019
Santa Monica Place	$300,000	Cap	4.00%	12/9/2020	$—	$—
The Macerich Partnership, L.P.	$400,000	Swaps	2.85%	9/30/2021	$(15,446)	$(9,051)
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
6. Property, net:
Property, net consists of the following:

	March 31, 2020	December 31, 2019
Land	$1,510,948	$1,520,678
Buildings and improvements	6,423,348	6,389,458
Tenant improvements	720,414	726,533
Equipment and furnishings(1)	227,117	230,215
Construction in progress	92,042	126,165
	8,973,869	8,993,049
Less accumulated depreciation(1)	(2,415,794)	(2,349,536)
	$6,558,075	$6,643,513
(1)      Equipment and furnishings and accumulated depreciation include the cost and accumulated amortization of ROU assets in connection with finance leases at March 31, 2020 and December 31, 2019 (See Note 8—Leases).
Depreciation expense was $72,687 and $70,717 for the three months ended March 31, 2020 and 2019, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
6. Property, net: (Continued)

The loss on sale or write down of assets, net for the three months ended March 31, 2020 and 2019 consist of the following:

	For the Three Months Ended March 31,
	2020	2019
Write-down of assets(1)	$(36,703)	$(6,850)
Land sales	—	534
	$(36,703)	$(6,316)

(1)     Includes impairment losses of $30,063 on Wilton Mall and $6,640 on Paradise Valley Mall during the three months ended March 31, 2020. The impairment losses were due to the reduction of the estimated holding periods of the properties. The remaining amount for the three months ended March 31, 2019 represents the write off of development costs.
The following table summarizes certain of the Company's assets that were measured on a nonrecurring basis as a result of the impairment losses recorded for the three months ended March 31, 2020, as described above:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets	Significant Other Unobservable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
March 31, 2020	$140,000	$—	$140,000	$—
The fair values relating to the impairments were based on sales contracts and are classified within Level 2 of the fair value hierarchy.

7. Tenant and Other Receivables, net:
Included in tenant and other receivables, net is an allowance for doubtful accounts of $5,749 and $4,836 at March 31, 2020 and December 31, 2019, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $1,084 and $9,618 at March 31, 2020 and December 31, 2019, respectively, and a deferred rent receivable due to straight-line rent adjustments of $84,424 and $82,214 at March 31, 2020 and December 31, 2019, respectively.
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
8. Leases: (Continued)

The following table summarizes the components of leasing revenue for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
Leasing revenue—fixed payments	$159,557	$164,061
Leasing revenue—variable payments	51,164	46,947
	$210,721	$211,008

The following table summarizes the future rental payments to the Company:

Twelve months ending March 31,
2021	$472,786
2022	395,136
2023	338,346
2024	287,879
2025	226,663
Thereafter	635,939
$2,356,749

Lessee Leases:
The Company has certain properties that are subject to non-cancelable operating leases. The leases expire at various times through 2098, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. In addition, the Company has five finance leases that expire at various times through 2024.
The following table summarizes the lease costs:

	For the Three Months Ended March 31,
	2020	2019
Operating lease costs	$3,938	$4,347
Finance lease costs:
Amortization of ROU assets	475	919
Interest on lease liabilities	142	154
	$4,555	$5,420

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
8. Leases: (Continued)

The following table summarizes the future rental payments required under the leases:

	March 31, 2020		December 31, 2019
Year ending December 31,	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2020	$13,037	$2,043	$17,149	$2,106
2021	17,004	10,784	17,004	10,441
2022	16,867	2,762	16,867	2,418
2023	11,055	344	11,055	—
2024	9,068	3,085	9,068	—
Thereafter	131,347	—	131,347	—
Total undiscounted rental payments	198,378	19,018	202,490	14,965
Less imputed interest	(100,100)	(1,397)	(102,085)	(1,169)
Total lease liabilities	$98,278	$17,621	$100,405	$13,796
Weighted average remaining term	31.0 years	1.3 years	31.0 years	1.6 years
Weighted average incremental borrowing rate	7.7%	3.2%	7.7%	4.2%

9. Deferred Charges and Other Assets, net:
Deferred charges and other assets, net consist of the following:

	March 31, 2020	December 31, 2019
Leasing	$179,355	$202,540
Intangible assets:
In-place lease values	66,561	78,171
Leasing commissions and legal costs	18,080	20,518
Above-market leases	56,377	59,916
Deferred tax assets	30,789	30,757
Deferred compensation plan assets	44,458	55,349
Other assets	55,018	60,475
	450,638	507,726
Less accumulated amortization(1)	(199,990)	(229,860)
	$250,648	$277,866

(1)   Accumulated amortization includes $56,075 and $66,322 relating to in-place lease values, leasing commissions and legal costs at March 31, 2020 and December 31, 2019, respectively. Amortization expense of in-place lease values, leasing commissions and legal costs was $3,719 and $3,205 for the three months ended March 31, 2020 and 2019, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
9. Deferred Charges and Other Assets, net: (Continued)
The allocated values of above-market leases and below-market leases consist of the following:

	March 31, 2020	December 31, 2019
Above-Market Leases
Original allocated value	$56,377	$59,916
Less accumulated amortization	(34,025)	(35,737)
	$22,352	$24,179
Below-Market Leases(1)
Original allocated value	$80,757	$90,790
Less accumulated amortization	(45,947)	(53,727)
	$34,810	$37,063

(1)   Below-market leases are included in other accrued liabilities.

10. Mortgage Notes Payable:
Mortgage notes payable at March 31, 2020 and December 31, 2019 consist of the following:

	Carrying Amount of Mortgage Notes(1)
Property Pledged as Collateral	March 31, 2020	December 31, 2019	Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Chandler Fashion Center(5)	$255,221	$255,174	4.18%	$875	2024
Danbury Fair Mall	192,792	194,718	5.53%	1,538	2020
Fashion Outlets of Chicago	299,132	299,112	4.61%	1,145	2031
Fashion Outlets of Niagara Falls USA(6)	105,559	106,398	4.89%	727	2020
Freehold Raceway Mall(5)	398,420	398,379	3.94%	1,300	2029
Fresno Fashion Fair	323,708	323,659	3.67%	971	2026
Green Acres Commons(7)	129,157	128,926	4.29%	404	2021
Green Acres Mall	275,965	277,747	3.61%	1,447	2021
Kings Plaza Shopping Center	535,219	535,097	3.71%	1,629	2030
Oaks, The	185,886	187,142	4.14%	1,064	2022
Pacific View	117,391	118,202	4.08%	668	2022
Queens Center	600,000	600,000	3.49%	1,744	2025
Santa Monica Place(8)	298,005	297,817	2.30%	772	2022
SanTan Village Regional Center	219,163	219,140	4.34%	788	2029
Towne Mall	20,168	20,284	4.48%	117	2022
Tucson La Encantada	63,251	63,682	4.23%	368	2022
Victor Valley, Mall of	114,748	114,733	4.00%	380	2024
Vintage Faire Mall	250,895	252,389	3.55%	1,256	2026
	$4,384,680	$4,392,599

(1)The mortgage notes payable also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs were $15,053 and $16,042 at March 31, 2020 and December 31, 2019, respectively.
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
(6)The loan includes unamortized debt premium of $541 and $773 at March 31, 2020 and December 31, 2019, respectively. The debt premium represents the excess of the fair value of the loan over the principal value of the loan assumed at acquisition and is amortized into interest expense over the remaining term of the loan in a manner that approximates the effective interest method.
(7)The loan bears interest at LIBOR plus 2.15%. At March 31, 2020 and December 31, 2019, the total interest rate was 4.29% and 4.40%, respectively.
(8)The loan bears interest at LIBOR plus 1.35%. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 4% during the period ending December 9, 2020 (See Note 5—Derivative Instruments and Hedging Activities). At March 31, 2020 and December 31, 2019, the total interest rate was 2.30% and 3.34%, respectively.
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
Total interest expense capitalized was $1,295 and $2,710 for the three months ended March 31, 2020 and 2019, respectively.
The estimated fair value (Level 2 measurement) of mortgage notes payable at March 31, 2020 and December 31, 2019 was $4,445,146 and $4,427,790, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.
11. Bank and Other Notes Payable:
Bank and other notes payable consist of the following:
Line of Credit:
The Company has a $1,500,000 revolving line of credit that bears interest at LIBOR plus a spread of 1.30% to 1.90%, depending on the Company's overall leverage level, and was to mature on July 6, 2020. On April 8, 2020, the Company exercised its option to extend the maturity of the facility to July 6, 2021. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2,000,000.
Based on the Company's leverage level as of March 31, 2020, the borrowing rate on the facility was LIBOR plus 1.55%. The Company has four interest rate swap agreements that effectively convert a total of $400,000 of the outstanding balance from floating rate debt of LIBOR plus 1.55% to fixed rate debt of 4.30% until September 30, 2021 (See Note 5—Derivative Instruments and Hedging Activities). As of March 31, 2020 and December 31, 2019, borrowings under the line of credit were $1,480,000 and $820,000, respectively, less unamortized deferred finance costs of $1,994 and $2,623, respectively, at a total interest rate of 3.11% and 3.92%, respectively. As of March 31, 2020 and December 31, 2019, the Company's availability under the line of credit for additional borrowings was $19,719 and $679,719, respectively, The estimated fair value (Level 2 measurement) of the line of credit at March 31, 2020 and December 31, 2019 was $1,503,246 and $826,280, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.

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
As of March 31, 2020 and December 31, 2019, the Company was in compliance with all applicable financial loan covenants.
12. Financing Arrangement:
On September 30, 2009, the Company formed a joint venture whereby a third party acquired a 49.9% interest in Chandler Fashion Center, a 1,318,000 square foot regional shopping center in Chandler, Arizona, and Freehold Raceway Mall, a 1,673,000 square foot regional shopping center in Freehold, New Jersey (collectively referred to herein as "Chandler Freehold"). As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the formation of Chandler Freehold, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The Company accounts for its investment in Chandler Freehold as a financing arrangement. The fair value (Level 3 measurement) of the financing arrangement obligation at March 31, 2020 and December 31, 2019 was based upon a terminal capitalization rate of 5.3% and 5.0%, respectively, a discount rate of 6.8% and 6.0%, respectively, and market rents per square foot of $35 to $115. The fair value of the financing arrangement obligation is sensitive to these significant unobservable inputs and a change in these inputs may result in a significantly higher or lower fair value measurement. Distributions to the partner, excluding distributions of excess loan proceeds, and changes in fair value of the financing arrangement obligation are recognized as interest (income) expense in the Company's consolidated statements of operations.
During the three months ended March 31, 2020 and 2019, the Company incurred interest income in connection with the financing arrangement as follows:

	For the Three Months Ended March 31,
	2020	2019
Distributions of the partner's share of net income	$1,464	$1,897
Distributions in excess of the partner's share of net income	2,677	1,921
Adjustment to fair value of financing arrangement obligation	(48,384)	(14,265)
	$(44,243)	$(10,447)

On June 27, 2019, the Company replaced the existing mortgage note payable on Chandler Fashion Center with a new $256,000 loan. In connection with the refinancing transaction, the Company distributed $27,945 of the excess loan proceeds to its joint venture partner, which was recorded as a reduction to the financing arrangement obligation.
13. Noncontrolling Interests:
The Company allocates net income of the Operating Partnership based on the weighted average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 93% ownership interest in the Operating Partnership as of March 31, 2020 and December 31, 2019. The remaining 7% limited partnership interest as of March 31, 2020 and December 31, 2019 was owned by certain of the Company's executive officers and directors, certain of their affiliates and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the 10 trading days ending on the respective balance sheet date. Accordingly, as of March 31, 2020

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
(Unaudited)
13. Noncontrolling Interests: (Continued)
and December 31, 2019, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $71,267 and $277,524, respectively.
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
14. Stockholders' Equity:
Stock Dividend
On March 16, 2020, the Company announced a dividend/distribution of $0.50 per share for common stockholders and OP Unit holders of record on April 22, 2020. All dividends/distributions will be paid in a combination of cash and shares of the Company's common stock and OP Units, as applicable, on June 3, 2020. The cash component of the dividend will not exceed 20% in aggregate, or $0.10 per share. The Company plans to use the cash savings from the stock dividend to pay down its line of credit and for general corporate purposes.
Stock Buyback Program
On February 12, 2017, the Company's Board of Directors authorized the repurchase of up to $500,000 of its outstanding common shares as market conditions and the Company’s liquidity warrant. Repurchases may be made through open market purchases, privately negotiated transactions, structured or derivative transactions, including ASR transactions, or other methods of acquiring shares, from time to time as permitted by securities laws and other legal requirements. The program is referred to herein as the "Stock Buyback Program".
There were no repurchases under the Stock Buyback Program during the three months ended March 31, 2020 or 2019. At March 31, 2020, there was $278,707 available under the Stock Buyback Program.
15. Commitments and Contingencies:
As of March 31, 2020, the Company was contingently liable for $40,814 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreements. At March 31, 2020, the Company had $7,290 in outstanding obligations, which it believes will be settled in the next twelve months.

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

The following are fees charged to unconsolidated joint ventures:

	For the Three Months Ended March 31,
	2020	2019
Management fees	$4,486	$4,481
Development and leasing fees	2,084	3,496
	$6,570	$7,977

Interest income from related party transactions includes $44,243 and $10,447 for the three months ended March 31, 2020 and 2019, respectively, in connection with the Financing Arrangement (See Note 12—Financing Arrangement).
Due from affiliates includes $9,766 and $6,157 of unreimbursed costs and fees from unconsolidated joint ventures due to the Management Companies as of March 31, 2020 and December 31, 2019, respectively.
In addition, due from affiliates included a note receivable from RED/303 LLC ("RED") that bore interest at 5.25% and was to mature on May 30, 2021. Interest income earned on this note was $0 and $48 for the three months ended March 31, 2020 and 2019, respectively. On October 7, 2019, the note receivable was collected in full. RED is considered a related party because it is a partner in a joint venture development project. The note was collateralized by RED's membership interest in the development project.
Also included in due from affiliates was a note receivable from Lennar Corporation that bore interest at LIBOR plus 2% and was to mature upon the completion of certain milestones in connection with the development of Fashion Outlets of San Francisco. As a result of those milestones not being completed, the Company elected to terminate the development agreement and the note was collected in full on February 13, 2019. Interest income earned on this note was $0 and $1,112 for the three months ended March 31, 2020 and 2019, respectively. Lennar Corporation was considered a related party because it was a joint venture partner in the project.
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
17. Share and Unit-Based Plans: (Continued)
During the three months ended March 31, 2020, the Company granted the following LTIP Units:

Grant Date	Units	Type	Fair Value per LTIP Unit	Vest Date
1/1/2020	154,158	Service-based	$26.92	12/31/2022
1/1/2020	321,940	Market-indexed	$27.80	12/31/2022
3/1/2020	39,176	Service-based	$20.42	2/28/2023
3/1/2020	37,592	Market-indexed	$21.28	2/28/2023
	552,866
The fair value of the market-indexed LTIP Units (Level 3) granted on January 1, 2020 was estimated on the date of grant using a Monte Carlo Simulation model that assumed a risk free interest rate of 1.62% and an expected volatility of 26.08%. The fair value of the market-indexed LTIP Units (Level 3) granted on March 1, 2020 was estimated on the date of grant using a Monte Carlo Simulation model that assumed a risk free interest rate of 0.85% and an expected volatility of 28.34%.
The following table summarizes the activity of the non-vested LTIP Units, phantom stock units and stock units:

	LTIP Units		Phantom Stock Units		Stock Units
	Units	Value(1)	Units	Value(1)	Units	Value(1)
Balance at January 1, 2020	616,219	$39.04	7,216	$43.29	199,987	$43.59
Granted	552,866	26.59	12,637	25.02	120,913	19.45
Vested	(3,408)	66.02	(6,881)	27.12	(63,849)	52.39
Forfeited	—	—	—	—	—	—
Balance at March 31, 2020	1,165,677	$33.06	12,972	$34.06	257,051	$30.05

(1) Value represents the weighted average grant date fair value.
The following table summarizes the activity of the stock options outstanding:

	Stock Options
	Units	Value(1)
Balance at January 1, 2020	35,565	$57.32
Granted	—	—
Exercised	—	—
Balance at March 31, 2020	35,565	$57.32

(1) Value represents the weighted average exercise price.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
17. Share and Unit-Based Plans: (Continued)
The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended March 31,
	2020	2019
LTIP Units	$3,214	$3,714
Stock units	2,202	2,660
Stock options	—	51
Phantom stock units	187	240
	$5,603	$6,665
The Company capitalized share and unit-based compensation costs of $1,379 and $1,146 for the three months ended March 31, 2020 and 2019, respectively. Unrecognized compensation costs of share and unit-based plans at March 31, 2020 consisted of $13,133 from LTIP Units, $3,113 from stock units and $442 from phantom stock units.
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
The income tax provision of the TRSs are as follows:

	For the Three Months Ended March 31,
	2020	2019
Current	$234	$—
Deferred	32	(346)
Total income tax benefit (expense)	$266	$(346)
The net operating loss ("NOL") carryforwards generated through the 2017 tax year are scheduled to expire through 2037, beginning in 2025. Net deferred tax assets of $30,789 and $30,757 were included in deferred charges and other assets, net at March 31, 2020 and December 31, 2019, respectively.
The tax years 2016 through 2018 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next twelve months.
19. Subsequent Events:
On April 8, 2020, the Company exercised its option to extend the maturity of its $1,500,000 revolving line of credit to July 6, 2021.

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
Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or the industry to differ materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, as well as national, regional and local economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of current and prospective tenants, anchor or tenant bankruptcies, closures, mergers or consolidations, lease rates, terms and payments, interest rate fluctuations, availability, terms and cost of financing and operating expenses; adverse changes in the real estate markets including, among other things, competition from other companies, retail formats and technology, risks of real estate development and redevelopment, acquisitions and dispositions; the adverse impact of the novel coronavirus ("COVID-19") on the U.S., regional and global economies and the financial condition and results of operations of the Company and its tenants; the liquidity of real estate investments, governmental actions and initiatives (including legislative and regulatory changes); environmental and safety requirements; and terrorist activities or other acts of violence which could adversely affect all of the above factors. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results, including those made in "Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019, as well as our other reports filed with the Securities and Exchange Commission (the "SEC"), which disclosures are incorporated herein by reference. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company does not intend, and undertakes no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P. (the "Operating Partnership"). As of March 31, 2020, the Operating Partnership owned or had an ownership interest in 47 regional shopping centers and five community/power shopping centers aggregating approximately 51 million square feet of gross leasable area. These 52 regional and community/power shopping centers are referred to hereinafter as the "Centers," unless the context otherwise requires. The property management, leasing and redevelopment of the Company's portfolio is provided by the Company's seven management companies (collectively referred to herein as the "Management Companies"). The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Management Companies.

The following discussion is based primarily on the consolidated financial statements of the Company for the three months ended March 31, 2020 and 2019. It compares the results of operations and cash flows for the three months ended March 31, 2020 to the results of operations and cash flows for the three months ended March 31, 2019.
This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
Financing Activities:
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
Redevelopment and Development Activities:
The Company's joint venture with Hudson Pacific Properties is redeveloping One Westside into 584,000 square feet of creative office space and 96,000 square feet of dining and entertainment space. The entire creative office space has been leased to Google and is expected to be completed in 2022. The total cost of the project is estimated to be between $500.0 million and $550.0 million, with $125.0 million to $137.5 million estimated to be the Company's pro rata share. The Company has funded $54.8 million of the total $219.0 million incurred by the joint venture as of March 31, 2020. The joint venture expects to fund the remaining costs of the development with its new $414.6 million construction loan (See "Financing Activities").
The Company has a 50/50 joint venture with Simon Property Group to develop Los Angeles Premium Outlets, a premium outlet center in Carson, California that is planned to open with approximately 400,000 square feet, followed by an additional 165,000 square feet in the second phase. The Company has funded $36.1 million of the total $72.1 million incurred by the joint venture as of March 31, 2020.

In connection with the closures and lease rejections of several Sears stores owned or partially owned by the Company, the Company anticipates spending between $130.0 million to $160.0 million at the Company’s pro rata share to redevelop the Sears stores. The anticipated openings of such redevelopments are expected to occur over several years. The estimated range of redevelopment costs could increase if the Company or its joint venture decides to expand the scope of the redevelopments. The Company has funded $29.0 million at its pro rata share as of March 31, 2020.
Other Transactions and Events:
On March 11, 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. As a result, all of the markets that the Company operates in were subject to stay-at-home orders, and the majority of its properties were temporarily closed in part or completely. The Company has been proactively working with all its stakeholders, including its tenants, lenders and suppliers, to mitigate the impact of the economic shut down. While the ultimate scope and scale of this outbreak is unknown at this time, the Company’s financial condition and the results of its operations have been negatively impacted, as the majority of the Company's tenants have delayed April and May rent payments. As a result, on March 27, 2020, the Company withdrew its previously published 2020 earnings guidance, and it has not provided updated earnings guidance. See "Outlook" in Results of Operations for a further discussion of the forward-looking impact of COVID-19 and the Company's strategic plan to mitigate the anticipated negative impact on its financial condition and results of operations.
In April 2020, the Company hosted a webinar for retailers along with its tax advisors and a major commercial bank with which it has a long-term relationship to explain the Coronavirus Aid, Relief and Economic Security Act federal stimulus package and how retailers can access those funds and take advantage of various tax incentives. Nearly 400 retailers either attended live or have viewed the recorded webinar, which is available on the Company's website for continued replay use.
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

Results of Operations
Many of the variations in the results of operations, discussed below, occurred because of the transactions affecting the Company's properties described in Management's Overview and Summary above, including the Redevelopment Properties and the Disposition Properties (as defined below).
For purposes of the discussion below, the Company defines "Same Centers" as those Centers that are substantially complete and in operation for the entirety of both periods of the comparison. Non-Same Centers for comparison purposes include those Centers or properties that are going through a substantial redevelopment often resulting in the closing of a portion of the Center (“Redevelopment Properties”), those properties that have recently transitioned to or from equity method joint ventures to or from consolidated assets and properties that have been disposed of ("Disposition Properties"). The Company moves a Center in and out of Same Centers based on whether the Center is substantially complete and in operation for the entirety of both periods of the comparison. Accordingly, the Same Centers consist of all consolidated Centers, excluding the Redevelopment Properties and the Disposition Properties, for the periods of comparison.
For the comparison of the three months ended March 31, 2020 to the three months ended March 31, 2019, the Redevelopment Properties are Paradise Valley Mall and certain ground up developments. For the comparison of the three months ended March 31, 2020 to the three months ended March 31, 2019, there are no Disposition Properties.
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
Tenant sales per square foot increased from $746 for the twelve months ended March 31, 2019 to $801 for the twelve months ended February 29, 2020. Given the widespread closure of the majority of the Company's tenants during March 2020 as a result of COVID-19 (See "Other Transactions and Events" in Management's Overview and Summary), tenant sales reporting is reflected as of February 29, 2020. Occupancy rate decreased from 94.7% at March 31, 2019 to 93.1% at March 31, 2020. Releasing spreads remained positive as the Company was able to lease available space at higher average rents than the expiring rental rates, resulting in a releasing spread of $3.60 per square foot ($58.88 on new and renewal leases executed compared to $55.28 on leases expiring), representing a 6.5% increase for the trailing twelve months ended March 31, 2020. The Company continues to renew or replace leases that are scheduled to expire in 2020. However, the Company cannot be certain of the impact COVID-19 will have on its ability to sign, renew or replace 2020 lease expirations. These leases that are scheduled to expire in the next twelve months represent 0.9 million square feet of the Centers, accounting for 14.0% of the gross leasable area ("GLA") of mall stores and freestanding stores, for spaces 10,000 square feet and under, as of March 31, 2020. These calculations exclude Centers under development or redevelopment and property dispositions (See "Redevelopment and Development Activities" in Management's Overview and Summary). The Company has entered into leases for approximately 60% of the expiring square footage in 2020, and has another 25% of its 2020 lease expirations in lease documentation. Also, the Company has approximately 125 leases totaling approximately 860,000 square feet for new stores. After speaking with each prospective tenant of such new stores, only four tenants have currently indicated they no longer planned to open their new store, which equates to only 8,000 square feet of the total 860,000 square foot pipeline of new leases.
During the trailing twelve months ended March 31, 2020, the Company signed 321 new leases and 553 renewal leases comprising approximately 3.4 million square feet of GLA, of which 2.3 million square feet is related to the consolidated Centers. The annual initial average base rent for new and renewal leases was $58.88 per square foot for the trailing twelve months ended March 31, 2020 with an average tenant allowance of $24.35 per square foot.
Outlook
As a result of COVID-19 (See "Other Transactions and Events" in Management's Overview and Summary) and subsequent government mandates, all but a few of the Company’s Centers had shuttered, except for the continued operation of essential retail and services, and approximately 74% of the gross leasable area, which was previously occupied prior to the COVID-19 closures, had closed. During the period following the stay-at-home mandates, the Company has continued to employ the appropriate levels of maintenance, cleaning and security protocols to ensure the maximum safety of its tenants, vendors, employees and properties. The Company is now actively planning for the re-opening of its Centers in all facets. Within the past two weeks, the Company has re-opened 13 Centers located in Texas, Colorado, Missouri, Iowa, Indiana and Arizona. By the end of May, the Company anticipates being able to open as permitted approximately 35 Centers. While still uncertain given the myriad of state and local ordinances, at this time, it is reasonable to assume that the vast majority of the Company’s Centers will be open in June. The Company is prepared and ready for re-opening, when permitted to do so.
The Company continues to refine its re-opening plans and guidelines as the COVID-19 outbreak evolves, gathering input and best practices from both international and domestic resources, as well as focusing on the jurisdictional differences in each community and state within which it operates. Those plans are focused on extensive retailer outreach, partnership and support, government compliance, consumer confidence building, promoting mall cleanliness and safety, and developing extensive communication and messaging plans through both digital and on premise mediums catered to all of the Company's local constituents where it does business. The Company anticipates significant near-term changes in operations at its properties as a result of numerous factors, including, among others, the potential for tenants to choose to not re-open, reduced consumer traffic and retail sales, extensive focus on cleanliness and hygiene protocols, requirements for social distancing both within its properties and within its tenant spaces, each of which may impact certain Centers more than others and require extensive coordination with retailers to accommodate new operation strategies, such as curbside pickup.
The Company collected approximately 26% of rents billed for April 2020. As of May 8, 2020, the Company collected approximately 18% of rents billed for May 2020. In addition, a significant portion of the Company’s tenants have requested rental assistance, whether in the form of deferral or rent reduction. There is too much uncertainty to assess the impact of these tenant requests. The majority of the Company’s leases require continued payment of rent by the Company’s tenants during the period of government mandated closures caused by COVID-19. Many of the Company’s leases contain co-tenancy clauses, which provide for reduced rent and/or termination rights if Anchors close and/or occupancy falls below threshold levels. The Company does not expect the temporary closures of department stores or small shop leases during the COVID-19 stay-at-home mandates to trigger co-tenancy clauses within its leases. However, it is possible that certain department stores or small shop closures may become permanent following the re-opening of the Company's properties, and that co-tenancy clauses within leases may be triggered as a result. It is too early to determine the impact of any such clauses, if triggered, given that the Company's properties have not yet re-opened.
During 2020, there have been eleven bankruptcy filings involving the Company’s tenants, totaling 85 leases and involving approximately 524,000 square feet and $19.9 million of annual leasing revenue at the Company’s share. The Company anticipates that there may likely be further bankruptcy filings by tenants at our properties, which could be accelerated as a result of general conditions caused by COVID-19.
While the Company has submitted recovery claims under its insurance coverage due to business interruption from COVID-19, the Company may not be able to collect on these claims given the facts and circumstances regarding the COVID-19 pandemic event.
The Company expects a negative impact to its leasing revenue due to COVID-19, but the impact is not currently estimable.
During this period of disrupted rent collections due to COVID-19, the Company has taken numerous measures to preserve its liquidity, including among others:
•The Company has drawn the majority of the remaining capacity on its $1.5 billion revolving line of credit. As of March 31, 2020, the Company had $735 million of cash, including its pro rata share from its unconsolidated joint ventures. The Company will incur additional interest expense during the period that it continues to carry higher than normal cash balances on its consolidated balance sheet. The period of continued cash retention is uncertain at this time.
•The Company recently announced a reduction to its upcoming quarterly dividend and the use of a stock dividend for at least 80% of that dividend, which if implemented on an annual basis, would allow it to retain approximately $400 million of cash (See Note 14—Stockholders' Equity in the Company's Notes to the Consolidated Financial Statements).
•The Company anticipates spending $60 million in the last three quarters of 2020 on redevelopment, which represents a 60% reduction in previously estimated 2020 redevelopment expenditures for that period of time. This excludes the redevelopment of One Westside, which is fully funded by a non-recourse construction facility.
•The Company has reduced planned capital expenditures at its properties by 65% down to approximately $15 million at the Company’s share in 2020.
•The Company has reduced its controllable shopping center expenses by approximately 45% during the period that its properties are substantially closed, except for essential retail and services.
•The Company continues to work with its mortgage lenders to defer debt service payments during the pandemic, while its facing significantly reduced rent collections from its tenants.

Comparison of Three Months Ended March 31, 2020 and 2019
Revenues:
Leasing revenue decreased by $0.3 million, or 0.1%, from 2019 to 2020. The decrease in leasing revenue is attributed to decreases of $0.2 million from the Redevelopment Properties and $0.1 million from the Same Centers. Leasing revenue includes the amortization of above and below-market leases, the amortization of straight-line rents, lease termination income and the provision for bad debts. The amortization of above and below-market leases decreased from $0.6 million in 2019 to $0.4 million in 2020. Straight-line rents decreased from $2.4 million in 2019 to $2.2 million in 2020. Lease termination income increased from $0.6 million in 2019 to $1.2 million in 2020. Provision for bad debts decreased from $1.8 million in 2019 to $0.9 million in 2020.
Management Companies' revenue decreased from $10.2 million in 2019 to $7.0 million in 2020 due to a decrease in development fees and interest income due to the collection of a loan receivable in 2019.
Shopping Center and Operating Expenses:
Shopping center and operating expenses increased $1.1 million, or 1.6%, from 2019 to 2020. The increase in shopping center and operating expenses is attributed to increases of $0.9 million from the Same Centers and $0.2 million from the Redevelopment Properties.
Leasing Expenses:
Leasing expenses decreased from $7.5 million in 2019 to $7.4 million in 2020.
Management Companies' Operating Expenses:
Management Companies' operating expenses decreased $2.8 million from 2019 to 2020 due to a decrease in compensation expense.
REIT General and Administrative Expenses:
REIT general and administrative expenses decreased $0.1 million from 2019 to 2020.
Depreciation and Amortization:
Depreciation and amortization increased $0.7 million from 2019 to 2020. The increase in depreciation and amortization is attributed to increases of $0.6 million from the Same Centers and $0.1 million from the Redevelopment Properties.
Interest (Income) Expense:
Interest expense decreased $30.3 million from 2019 to 2020. The decrease in interest expense was attributed to a decrease of $33.8 million from the Financing Arrangement (See Note 12—Financing Arrangement in the Company's Notes to the Consolidated Financial Statements), offset in part by increases of $2.1 million from the Same Centers, $1.2 million from the Redevelopment Properties and $0.2 million from borrowings under the Company's line of credit. The decrease in interest expense from the Financing Arrangement is primarily due to the change in fair value of the underlying properties and the mortgage notes payable on the underlying properties.
Equity in Income of Unconsolidated Joint Ventures:
Equity in income of unconsolidated joint ventures decreased $2.5 million from 2019 to 2020.
Loss on Sale or Write Down of Assets, net:
Loss on sale or write down of assets, net increased $30.4 million from 2019 to 2020. The increase in loss on sale or write down of assets, net is primarily due to the $36.7 million of impairment losses in 2020, offset in part by the $6.9 million in the write down of development costs in 2019. The impairment losses were due to the reduction in the estimated holding periods of Wilton Mall and Paradise Valley Mall.
Net Income:
Net income decreased $0.1 million from 2019 to 2020.

Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold increased 0.6% from $121.9 million in 2019 to $122.7 million in 2020. For a reconciliation of net income attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold and FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold, see "Funds From Operations ("FFO")" below.
Operating Activities:
Cash provided by operating activities decreased $49.1 million from 2019 to 2020. The decrease is primarily due to the $31.4 million decrease in other accrued liabilities and to the other changes in assets and liabilities and the results, as discussed above. The decrease in other accrued liabilities is primarily attributed to a decrease in prepaid rent as a result of COVID-19 (See "Other Transactions and Events" in Management's Overview and Summary).
Investing Activities:
Cash used in investing activities increased $40.2 million from 2019 to 2020. The increase in cash used in investing activities is primarily attributed to decreases in proceeds from notes receivable of $65.3 million and distributions from unconsolidated joint ventures of $19.7 million offset in part by a decrease in contributions to unconsolidated joint ventures of $29.2 million. The decrease in proceeds from notes receivable is due to the collection of the note receivable from the Lennar Corporation in 2019 (See Note 16—Related Party Transactions in the Company's Notes to the Consolidated Financial Statements).
Financing Activities:
Cash provided by financing activities increased $633.4 million from 2019 to 2020. The increase in cash provided by financing activities is primarily due to a decrease in payments on mortgages, bank and other notes payable of $388.7 million and an increase in proceeds from mortgages, bank and other notes payable of $235.0 million. The decrease in payments on mortgages, bank and other notes payable and the increase in proceeds from mortgages, bank and other notes payable are attributed to the Company's plan to increase liquidity in connection with COVID-19 (See "Other Transactions and Events" in Management's Overview and Summary).

Liquidity and Capital Resources
The Company has historically met its liquidity needs for its operating expenses, debt service and dividend requirements for the next twelve months through cash generated from operations, distributions from unconsolidated joint ventures, working capital reserves and/or borrowings under its line of credit. As a result of the uncertain environment resulting from the COVID-19 pandemic (See "Other Transactions and Events" in Management's Overview and Summary), the Company has taken a number of measures to enhance liquidity. These actions ensure that funds are available to meet the Company's obligations for a sustained period of time as the extent and duration of the pandemic's impact becomes clearer. These measures include (i) reduction of the Company's controllable operating expenses, (ii) reduction of planned capital and development expenditures, (iii) reduction of the cash component of its second quarter dividend, (iv) negotiated deferrals of debt service payments, and (v) deferral of real estate taxes to the extent such relief is available. In addition, the Company recently borrowed $550 million on its line of credit. As of March 31, 2020, the Company has approximately $735 million of cash, including the unconsolidated joint ventures at the Company's pro rata share.

The following tables summarize capital expenditures incurred at the Centers (at the Company's pro rata share):

	For the Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Consolidated Centers:
Acquisitions of property, building improvement and equipment	$2,381	$9,932
Development, redevelopment, expansions and renovations of Centers	16,112	14,414
Tenant allowances	1,081	3,510
Deferred leasing charges	910	1,388
	$20,484	$29,244
Joint Venture Centers:
Acquisitions of property, building improvement and equipment	$1,844	$1,225
Development, redevelopment, expansions and renovations of Centers	29,628	47,888
Tenant allowances	355	1,709
Deferred leasing charges	725	911
	$32,552	$51,733

The Company expects amounts to be incurred during the next twelve months for tenant allowances and deferred leasing charges to be substantially less than 2019. The Company expects to incur approximately $60.0 million during the remaining period of 2020 for development, redevelopment, expansion and renovations. This amount excludes the Company's share of the remaining development cost of One Westside, which is fully funded by a non-recourse construction facility. Capital for these expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of cash on hand, debt or equity financings, which are expected to include borrowings under the Company's line of credit, from property financings and construction loans, each to the extent available.
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
On March 16, 2020, the Company announced a reduction in its second quarter dividend and that the dividend would be payable with an aggregate combination of 20% cash and 80% shares of the Company's common stock. This will allow the Company to comply with the REIT taxable income distribution requirements, while retaining capital. The decision to use a stock dividend will be reviewed by the Board on a quarterly basis. The combination of the dividend reduction and the stock dividend will result in the Company retaining incremental cash in excess of $98 million on a quarterly basis, and approximately $400 million if implemented annually.
The capital and credit markets can fluctuate and, at times, limit access to debt and equity financing for companies. The Company has been able to access capital; however, there is no assurance the Company will be able to do so in future periods or on similar terms and conditions as a result of COVID-19. Many factors impact the Company's ability to access capital, such as its overall debt level, interest rates, interest coverage ratios and prevailing market conditions. Increases in the Company's proportion of floating rate debt, will cause it to be subject to interest rate fluctuations in the future.
The Company's total outstanding loan indebtedness, which includes mortgages and other notes payable, at March 31, 2020 was $8.7 billion (consisting of $5.9 billion of consolidated debt, less $359.2 million of noncontrolling interests, plus $3.2 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand.

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
The Company has a $1.5 billion revolving line of credit facility that bears interest at LIBOR plus a spread of 1.30% to 1.90%, depending on the Company's overall leverage level, and was to mature on July 6, 2020. On April 8, 2020, the Company exercised its option to extend the maturity of the facility to July 6, 2021. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2.0 billion. All obligations under the facility are unconditionally guaranteed only by the Company. Based on the Company's leverage level as of March 31, 2020, the borrowing rate on the facility was LIBOR plus 1.55%. The Company has four interest rate swap agreements that effectively convert a total of $400.0 million of the outstanding balance from floating rate debt of LIBOR plus 1.55% to fixed rate debt of 4.30% until September 30, 2021. At March 31, 2020, total borrowings under the line of credit were $1.5 billion less unamortized deferred finance costs of $2.0 million with a total interest rate of 3.11%. The Company's availability under the line of credit was $19.7 million at March 31, 2020.
Cash dividends and distributions for the three months ended March 31, 2020 were $114.7 million. A total of $49.7 million was funded by operations. The remaining $65.0 million was funded from cash on hand.
At March 31, 2020, the Company was in compliance with all applicable loan covenants under its agreements.
At March 31, 2020, the Company had cash and cash equivalents of $652.4 million.
Off-Balance Sheet Arrangements:
The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the consolidated balance sheets of the Company as investments in unconsolidated joint ventures.
As of March 31, 2020, one of the Company's joint ventures has $149.6 million of debt that could become recourse to the Company, should the joint venture be unable to discharge the obligation of the related debt.
Additionally, as of March 31, 2020, the Company was contingently liable for $40.8 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Contractual Obligations:
The following is a schedule of contractual obligations as of March 31, 2020 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)(1)	$6,888,513	$908,497	$2,409,626	$583,191	$2,987,199
Lease liabilities(2)	217,396	15,080	47,417	23,552	131,347
Purchase obligations(3)	7,290	7,290	—	—	—
Other long-term liabilities	187,916	115,924	28,199	13,744	30,049
	$7,301,115	$1,046,791	$2,485,242	$620,487	$3,148,595
__________________________________________________________
(1)Interest payments on floating rate debt were based on rates in effect at March 31, 2020.
(2)See Note 8—Leases in the Company's Notes to the Consolidated Financial Statements.
(3)See Note 15—Commitments and Contingencies in the Company's Notes to the Consolidated Financial Statements.

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
Beginning during the first quarter of 2018, the Company revised its definition of FFO so that FFO excluded the impact of the financing expense in connection with Chandler Freehold. Beginning in the third quarter of 2019, the Company now presents a separate non-GAAP measure - FFO excluding financing expense in connection with Chandler Freehold. The Company has revised the FFO presentation for the three months ended March 31, 2019 to conform to the current presentation.
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
The Company also presents FFO excluding financing expense in connection with Chandler Freehold and loss on extinguishment of debt, net.
FFO and FFO on a diluted basis are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization, as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. The Company believes that such a presentation also provides investors with a meaningful measure of its operating results in comparison to the operating results of other REITs. In addition, the Company believes that FFO excluding financing expense in connection with Chandler Freehold and non-routine costs associated with extinguishment of debt provide useful supplemental information regarding the Company’s performance as they show a more meaningful and consistent comparison of the Company’s operating performance and allows investors to more easily compare the Company’s results. The Company further believes that FFO on a diluted basis is a measure investors find most useful in measuring the dilutive impact of outstanding convertible securities.
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

Funds From Operations ("FFO") (Continued)
Management compensates for the limitations of FFO by providing investors with financial statements prepared according to GAAP, along with this detailed discussion of FFO and a reconciliation of net income to FFO and FFO—diluted. Management believes that to further understand the Company's performance, FFO should be compared with the Company's reported net income and considered in addition to cash flows in accordance with GAAP, as presented in the Company's consolidated financial statements.
The following reconciles net income attributable to the Company to FFO and FFO—diluted attributable to common stockholders and unit holders-basic and diluted, excluding financing expense in connection with Chandler Freehold and loss on extinguishment of debt, net, for the three months ended March 31, 2020 and 2019 (dollars and shares in thousands):

	For the Three Months Ended March 31,
	2020	2019
Net income attributable to the Company	$7,522	$7,824
Adjustments to reconcile net income attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted:
Noncontrolling interests in the Operating Partnership	557	577
Loss on sale or write down of assets, net—consolidated assets	36,703	6,316
Add: gain on sale of undepreciated assets—consolidated assets	—	534
Loss on sale or write down of assets—unconsolidated joint ventures, net(1)	—	71
Depreciation and amortization—consolidated assets	82,213	81,468
Less: noncontrolling interests in depreciation and amortization—consolidated assets	(3,789)	(3,645)
Depreciation and amortization—unconsolidated joint ventures(1)	49,509	44,998
Less: depreciation on personal property	(4,326)	(3,865)
FFO attributable to common stockholders and unit holders—basic and diluted	168,389	134,278
Financing expense in connection with Chandler Freehold	(45,707)	(12,344)
FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold—basic and diluted	122,682	121,934
Loss on extinguishment of debt, net—consolidated assets	—	351
FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold and loss on extinguishment of debt, net—basic and diluted	$122,682	$122,285
Weighted average number of FFO shares outstanding for FFO attributable to common stockholders and unit holders—basic and diluted(2)	151,915	151,677

(1)     Unconsolidated joint ventures are presented at the Company's pro rata share.
(2)     Calculated based upon basic net income as adjusted to reach basic FFO. Includes 10.4 million OP Units for the three months ended March 31, 2020 and 2019, respectively.
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
The following table sets forth information as of March 31, 2020 concerning the Company's long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the twelve months ending March 31,
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long-term debt:
Fixed rate	$591,413	$477,471	$311,881	$6,933	$378,205	$2,603,289	$4,369,192	$4,425,896
Average interest rate	4.56%	4.27%	4.07%	3.49%	4.05%	3.79%	3.99%
Floating rate	130,000	1,080,000	300,000	—	—	—	1,510,000	1,522,496
Average interest rate	3.73%	2.52%	2.05%	—%	—%	—%	2.53%
Total debt—Consolidated Centers	$721,413	$1,557,471	$611,881	$6,933	$378,205	$2,603,289	$5,879,192	$5,948,392
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long-term debt (at Company's pro rata share):
Fixed rate	$149,723	$43,002	$366,514	$688,786	$33,845	$1,747,977	$3,029,847	$3,066,899
Average interest rate	3.81%	3.70%	3.67%	3.74%	3.84%	3.88%	3.81%
Floating rate	—	36,183	150,500	9,400	—	—	196,083	202,799
Average interest rate	—%	3.58%	3.58%	3.50%	—%	—%	3.58%
Total debt—Unconsolidated Joint Venture Centers	$149,723	$79,185	$517,014	$698,186	$33,845	$1,747,977	$3,225,930	$3,269,698
The consolidated Centers' total fixed rate debt at March 31, 2020 and December 31, 2019 was $4.4 billion. The average interest rate on the fixed rate debt at March 31, 2020 and December 31, 2019 was 3.99%. The consolidated Centers' total floating rate debt at March 31, 2020 and December 31, 2019 was $1.5 billion and $850.0 million, respectively. The average interest rate on the floating rate debt at March 31, 2020 and December 31, 2019 was 2.53% and 3.36%, respectively.
The Company's pro rata share of the unconsolidated joint venture Centers' fixed rate debt at March 31, 2020 and December 31, 2019 was $3.0 billion. The average interest rate on the fixed rate debt at March 31, 2020 and December 31, 2019 was 3.81%. The Company's pro rata share of the unconsolidated joint venture Centers' floating rate debt at March 31, 2020 and December 31, 2019 was $196.1 million. The average interest rate on the floating rate debt at March 31, 2020 and December 31, 2019 was 3.58% and 3.69%, respectively.
The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value. Interest rate cap agreements offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements effectively replace a floating rate on the notional amount with a fixed rate as noted above. As of March 31, 2020, the Company has one interest rate cap agreement and four interest rate swap agreements in place (See Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements).
In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $17.1 million per year based on $1.7 billion of floating rate debt outstanding at March 31, 2020.

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
Item 4. Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of March 31, 2020, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A.  Risk Factors
The following risk factor supplements the risk factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and should be read in conjunction with the other risk factors presented in the Annual Report on Form 10-K.
The outbreak of the novel coronavirus ("COVID-19") has caused, and could continue to cause, severe disruptions in the U.S., regional and global economies and has impacted, and could continue to materially and adversely impact, our financial condition and results of operations and the financial condition and results of operations of our tenants.
In March 2020, the World Health Organization declared COVID-19 a global pandemic. COVID-19 has caused, and could continue to cause, significant disruptions to the United States and global economy and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak is continually evolving and, as additional cases of the virus are identified, many countries, including the United States, have reacted by instituting quarantines, restrictions on travel and/or mandatory closures of businesses. Certain states and cities, including where the Centers are located, have also reacted by instituting quarantines, restrictions on travel, “stay-at-home” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue.
The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of COVID-19. Nevertheless, COVID-19 has, and may continue to, adversely affect our business, financial condition and results of operations, and it may also have the effect of heightening many of the risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, including:

•a complete or partial closure of, or other operational issues at, one or more of our Centers resulting from government or tenant action, which has adversely affected, and is expected to continue to adversely effect, our operations and those of our tenants;

•reduced economic activity impacting the businesses, financial condition and liquidity of our tenants, which could cause one or more of our tenants, including one or more of our Anchors, or one or more of our joint venture partners, to be unable to meet their obligations to us in full, or at all, to otherwise seek modifications of such obligations or to declare bankruptcy;

•decreased levels of consumer spending and consumer confidence during the pandemic, as well as a decrease in individuals’ willingness to frequent our Centers once re-opened as a result of the public health risks and social impacts of such outbreak, which could affect the ability of the Centers to generate sufficient revenues to meet operating and other expenses in the short-term and accelerate a shift to online retail shopping, which, if sustained could result in prolonged decreases in revenue at the Centers even after the immediate impact of the pandemic is resolved;

•inability to renew leases, lease vacant space or re-let space as leases expire on favorable terms, or at all; which could cause interruptions or delays in the receipt of rental payments;

•a potential closure of one or more Anchors at one or more of our properties, which could trigger co-tenancy lease clauses within one or more of our leases at such properties and lead to a decline in revenue and occupancy;

•state, local or industry-initiated efforts, such as a rent freeze for tenants or a suspension of a landlord’s ability to enforce evictions, which may affect our ability to collect rent or enforce remedies for the failure to pay rent;

•severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which could make it difficult for us to access debt and equity capital on attractive terms, or at all, and impact our ability to fund business activities and repay debt on a timely basis;

•disruptions in the supply of materials or products or the inability of contractors to perform on a timely basis or at all, which could increase the costs of construction of new or existing projects and cause delays in completing ongoing or future construction, development or re-development projects;

•a potential negative impact on our financial results could adversely impact our compliance with the financial covenants within our credit facility and other debt agreements or cause a failure to meet certain of these financial covenants, which could cause an event of default, which, if not cured or waived, could accelerate some or all of such indebtedness and could have a material adverse effect on us;

•the potential that we may further reduce our dividend and/or continue to pay dividends at least partially in our stock instead of in cash, in which case stockholders may be required to pay U.S. federal income taxes in excess of the cash dividends they receive;

•a potential decline in asset values at one or more of our properties encumbered by mortgage debt, which could inhibit our ability to successfully refinance one or more such properties, result in a default under the applicable mortgage debt agreement and potentially cause the acceleration of such indebtedness;

•a general decline in business activity and demand for real estate transactions, which could adversely affect our ability or desire to make strategic acquisitions or dispositions;

•the potential negative impact on the health of our personnel, particularly if a significant number of our executive management team or key employees are impacted, which could result in a deterioration in our ability to ensure business continuity during a disruption;

•uncertainty as to what conditions must be satisfied before government authorities lift “stay-at-home” orders and public health officials begin the process of gradually allowing non-essential businesses to resume operations and whether government authorities will impose (or suggest) requirements on landlords, such as us, to protect the health and safety of tenants and customers to our properties, which could result in increased operating costs and demands on our property management teams to ensure compliance with any such requirements; and

•the limited access to our facilities, management, tenants, support staff and professional advisors, which could hamper our ability to comply with regulatory obligations and prevent us from conducting our business as efficiently and effectively as we otherwise would.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
On March 2, 2020 and March 23, 2020, the Company, as general partner of the Operating Partnership, issued 2,000 and 81,722 shares of common stock of the Company, respectively, upon the redemption of 83,722 common partnership units of the Operating Partnership. These shares of common stock were issued in private placements to two limited partners of the Operating Partnership, each an accredited investor, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2020 to January 31, 2020	—	$—	—	$278,707,048
February 1, 2020 to February 29, 2020	—	—	—	$278,707,048
March 1, 2020 to March 31, 2020	—	—	—	$278,707,048
Total	—	$—	—
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

THE MACERICH COMPANY
		By:	/s/ SCOTT W. KINGSMORE
Scott W. Kingsmore
Senior Executive Vice President, Treasurer and Chief Financial Officer
Date:	May 11, 2020		(Principal Financial Officer)