Form 10-Q
period 2020-06-30
MACERICH CO
filed 2020-08-10
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
Number of shares outstanding as of August 7, 2020 of the registrant's common stock, par value $0.01 per share: 149,463,668 shares

THE MACERICH COMPANY
FORM 10-Q

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS:
Property, net	$6,501,519	$6,643,513
Cash and cash equivalents	497,581	100,005
Restricted cash	10,083	14,211
Tenant and other receivables, net	237,595	144,035
Right-of-use assets, net	137,679	148,087
Deferred charges and other assets, net	264,740	277,866
Due from affiliates	10,273	6,157
Investments in unconsolidated joint ventures	1,568,878	1,519,697
Total assets	$9,228,348	$8,853,571
LIABILITIES AND EQUITY:
Mortgage notes payable	$4,377,787	$4,392,599
Bank and other notes payable	1,478,635	817,377
Accounts payable and accrued expenses	58,672	51,027
Lease liabilities	110,225	114,201
Other accrued liabilities	213,586	265,595
Distributions in excess of investments in unconsolidated joint ventures	108,275	107,902
Financing arrangement obligation	192,609	273,900
Total liabilities	6,539,789	6,022,601
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 149,601,164 and 141,407,650 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1,496	1,414
Additional paid-in capital	4,596,684	4,583,911
Accumulated deficit	(2,082,082)	(1,944,012)
Accumulated other comprehensive loss	(13,701)	(9,051)
Total stockholders' equity	2,502,397	2,632,262
Noncontrolling interests	186,162	198,708
Total equity	2,688,559	2,830,970
Total liabilities and equity	$9,228,348	$8,853,571
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Leasing revenue	$168,754	$211,022	$379,475	$422,030
Other	3,003	7,831	12,261	13,165
Management Companies	6,830	9,119	13,803	19,299
Total revenues	178,587	227,972	405,539	454,494
Expenses:
Shopping center and operating expenses	57,133	64,092	127,858	133,696
Leasing expenses	6,653	7,677	14,078	15,182
Management Companies' operating expenses	16,442	15,692	32,666	34,706
REIT general and administrative expenses	8,242	4,589	15,063	11,550
Depreciation and amortization	80,294	82,385	162,507	163,853
	168,764	174,435	352,172	358,987
Interest (income) expense:
Related parties	(32,807)	(13,243)	(77,050)	(23,690)
Other	52,841	50,352	105,158	99,156
	20,034	37,109	28,108	75,466
Loss on extinguishment of debt, net	—	—	—	351
Total expenses	188,798	211,544	380,280	434,804
Equity in (loss) income of unconsolidated joint ventures	(14,173)	7,257	(4,475)	19,500
Income tax benefit (expense)	1,524	(679)	1,790	(1,025)
Loss on sale or write down of assets, net	(3,867)	(9,059)	(40,570)	(15,375)
Net (loss) income	(26,727)	13,947	(17,996)	22,790
Less net loss attributable to noncontrolling interests	(1,611)	(1,787)	(402)	(768)
Net (loss) income attributable to the Company	$(25,116)	$15,734	$(17,594)	$23,558
Earnings per common share—attributable to common stockholders:
Basic	$(0.18)	$0.11	$(0.13)	$0.16
Diluted	$(0.18)	$0.11	$(0.13)	$0.16
Weighted average number of common shares outstanding:
Basic	144,102,000	141,344,000	142,769,000	141,303,000
Diluted	144,102,000	141,344,000	142,769,000	141,303,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	(26,727)	13,947	$(17,996)	$22,790
Other comprehensive income (loss):
Interest rate cap/swap agreements	1,745	(4,281)	(4,650)	(6,326)
Comprehensive (loss) income	(24,982)	9,666	(22,646)	16,464
Less net loss attributable to noncontrolling interests	(1,611)	(1,787)	(402)	(768)
Comprehensive (loss) income attributable to the Company	$(23,371)	$11,453	$(22,244)	$17,232
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)
Three Months Ended June 30, 2020 and 2019

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at April 1, 2020	141,572,289	$1,416	$4,590,709	$(2,042,688)	$(15,446)	$2,533,991	$190,369	$2,724,360
Net loss	—	—	—	(25,116)	—	(25,116)	(1,611)	(26,727)
Interest rate cap/swap agreements	—	—	—	—	1,745	1,745	—	1,745
Amortization of share and unit-based plans	45,171	—	4,210	—	—	4,210	—	4,210
Employee stock purchases	141,568	1	851	—	—	852	—	852
Distributions paid ($0.10 per share)	—	—	—	(14,278)	—	(14,278)	—	(14,278)
Stock dividend	7,759,280	78	(78)	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,587)	(1,587)
Conversion of noncontrolling interests to common shares	82,856	1	5,879	—	—	5,880	(5,880)	—
Redemption of noncontrolling interests	—	—	14	—	—	14	(30)	(16)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(4,901)	—	—	(4,901)	4,901	—
Balance at June 30, 2020	149,601,164	$1,496	$4,596,684	$(2,082,082)	$(13,701)	$2,502,397	$186,162	$2,688,559

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at April 1, 2019	141,332,786	$1,413	$4,574,600	$(1,714,789)	$(6,511)	$2,854,713	$230,556	$3,085,269
Net income (loss)	—	—	—	15,734	—	15,734	(1,787)	13,947
Interest rate cap/swap agreements	—	—	—	—	(4,281)	(4,281)	—	(4,281)
Amortization of share and unit-based plans	4,982	—	3,373	—	—	3,373	—	3,373
Employee stock purchases	26,800	—	819	—	—	819	—	819
Distributions declared ($0.75 per share)	—	—	—	(106,042)	—	(106,042)	—	(106,042)
Distributions to noncontrolling interests	—	—	—	—	—	—	(24,115)	(24,115)
Contributions from noncontrolling interests	—	—	—	—	—	—	410	410
Redemption of noncontrolling interests	—	—	(5)	—	—	(5)	(5)	(10)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(167)	—	—	(167)	167	—
Balance at June 30, 2019	141,364,568	$1,413	$4,578,620	$(1,805,097)	$(10,792)	$2,764,144	$205,226	$2,969,370

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)
Six Months Ended June 30, 2020 and 2019

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2020	141,407,650	$1,414	$4,583,911	$(1,944,012)	$(9,051)	$2,632,262	$198,708	$2,830,970
Net loss	—	—	—	(17,594)	—	(17,594)	(402)	(17,996)
Interest rate cap/swap agreements	—	—	—	—	(4,650)	(4,650)	—	(4,650)
Amortization of share and unit-based plans	126,088	1	9,812	—	—	9,813	—	9,813
Employee stock purchases	141,568	1	851	—	—	852	—	852
Distributions paid ($0.85 per share)	—	—	—	(120,476)	—	(120,476)	—	(120,476)
Stock dividend	7,759,280	78	(78)	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(10,061)	(10,061)
Contributions from noncontrolling interests	—	—	—	—	—	—	125	125
Conversion of noncontrolling interests to common shares	166,578	2	11,675	—	—	11,677	(11,677)	—
Redemption of noncontrolling interests	—	—	13	—	—	13	(31)	(18)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(9,500)	—	—	(9,500)	9,500	—
Balance at June 30, 2020	149,601,164	$1,496	$4,596,684	$(2,082,082)	$(13,701)	$2,502,397	$186,162	$2,688,559

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2019	141,221,712	$1,412	$4,567,643	$(1,614,357)	$(4,466)	$2,950,232	$238,200	$3,188,432
Net income (loss)	—	—	—	23,558	—	23,558	(768)	22,790
Cumulative effect of adoption of ASC 842	—	—	—	(2,203)	—	(2,203)	—	(2,203)
Interest rate cap/swap agreements	—	—	—	—	(6,326)	(6,326)	—	(6,326)
Amortization of share and unit-based plans	95,056	1	10,037	—	—	10,038	—	10,038
Employee stock purchases	26,800	—	819	—	—	819	—	819
Distributions declared ($1.50 per share)	—	—	—	(212,095)	—	(212,095)	—	(212,095)
Distributions to noncontrolling interests	—	—	—	—	—	—	(32,458)	(32,458)
Contributions from noncontrolling interests	—	—	—	—	—	—	410	410
Conversion of noncontrolling interests to common shares	21,000	—	1,005	—	—	1,005	(1,005)	—
Redemption of noncontrolling interests	—	—	(20)	—	—	(20)	(17)	(37)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(864)	—	—	(864)	864	—
Balance at June 30, 2019	141,364,568	$1,413	$4,578,620	$(1,805,097)	$(10,792)	$2,764,144	$205,226	$2,969,370

 The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(17,996)	$22,790
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss on extinguishment of debt, net	—	351
Loss on sale or write down of assets, net	40,570	15,375
Depreciation and amortization	165,751	167,371
Amortization of premium on mortgage notes payable	(464)	(464)
Amortization of share and unit-based plans	7,493	7,433
Straight-line rent and amortization of above and below market leases	1,353	(7,452)
Provision for doubtful accounts	28,690	3,833
Income tax (benefit) expense	(1,790)	1,025
Equity in loss (income) of unconsolidated joint ventures	4,475	(19,500)
Distributions of income from unconsolidated joint ventures	—	460
Change in fair value of financing arrangement obligation	(81,291)	(31,522)
Changes in assets and liabilities, net of dispositions:
Tenant and other receivables	(121,649)	10,286
Other assets	(10,551)	(6,668)
Due from affiliates	(5,273)	9,046
Accounts payable and accrued expenses	13,037	935
Other accrued liabilities	(37,737)	(8,221)
Net cash (used in) provided by operating activities	(15,382)	165,078
Cash flows from investing activities:
Development, redevelopment, expansion and renovation of properties	(35,780)	(56,298)
Property improvements	(15,787)	(18,005)
Proceeds from repayment of notes receivable	—	65,569
Deferred leasing costs	(1,581)	(9,530)
Distributions from unconsolidated joint ventures	24,139	91,350
Contributions to unconsolidated joint ventures	(80,413)	(96,988)
Proceeds from sale of assets	331	1,015
Net cash used in investing activities	(109,091)	(22,887)

THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands) (Unaudited)
	For the Six Months Ended June 30,
	2020	2019
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	660,000	976,000
Payments on mortgages, bank and other notes payable	(16,138)	(844,560)
Payment on financing arrangement obligation	—	(27,944)
Deferred financing costs	(189)	(2,921)
Proceeds from finance lease	4,115	—
Payments on finance leases	(289)	(278)
Proceeds from share and unit-based plans	852	819
Redemption of noncontrolling interests	(18)	(37)
Contribution from noncontrolling interests	125	410
Dividends and distributions	(130,537)	(244,553)
Net cash provided by (used in) financing activities	517,921	(143,064)
Net increase (decrease) in cash, cash equivalents and restricted cash	393,448	(873)
Cash, cash equivalents and restricted cash, beginning of period	114,216	149,301
Cash, cash equivalents and restricted cash, end of period	$507,664	$148,428
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$100,237	$105,346
Non-cash investing and financing transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$20,564	$49,953
Conversion of Operating Partnership Units to common stock	$11,677	$1,005
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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of June 30, 2020, the Company was the sole general partner of and held a 93% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
The Operating Partnership's consolidated VIEs included the following assets and liabilities:

	June 30, 2020	December 31, 2019
Assets:
Property, net	$254,415	$254,071
Other assets	20,684	30,049
Total assets	$275,099	$284,120
Liabilities:
Mortgage notes payable	$219,186	$219,140
Other liabilities	19,935	32,101
Total liabilities	$239,121	$251,241
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

	For the Six Months Ended June 30,
	2020	2019
Beginning of period
Cash and cash equivalents	$100,005	$102,711
Restricted cash	14,211	46,590
Cash, cash equivalents and restricted cash	$114,216	$149,301
End of period
Cash and cash equivalents	$497,581	$104,880
Restricted cash	10,083	43,548
Cash, cash equivalents and restricted cash	$507,664	$148,428

COVID-19 Pandemic:
On March 11, 2020, the novel coronavirus ("COVID-19") outbreak was declared a pandemic by the World Health Organization. As a result, all of the markets that the Company operates in were subject to stay-at-home orders, and the majority of its properties were temporarily closed in part or completely. The majority of the Company’s properties are now open, other than two malls in New York City, and nine indoor California malls that had previously re-opened in May and early June 2020, but were closed for a second time in July 2020 pursuant to a statewide mandate. The Company continues to work with all its stakeholders to mitigate the impact of COVID-19.
COVID-19 Lease Accounting:
In April 2020, the Financial Accounting Standards Board issued a Staff Question-and-Answer (“Q&A”) to clarify whether lease concessions related to the effects of COVID-19 require the application of the lease modification guidance under Accounting Standards Codification ("ASC") 842 "Leases". Under ASC 842, the Company would have to determine, on a lease-by-lease basis, if a lease concession was the result of a new arrangement reached with the tenant or an enforceable right and obligation within the existing lease. The Q&A allows for the bypass of a lease-by-lease analysis, and allows the Company to elect to either apply the lease modification accounting framework or not, to all of its lease concessions with similar characteristics and circumstances. The Company's adoption of the Q&A guidance did not have a material impact on the Company’s consolidated financial statements for the six months ended June 30, 2020.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

3. Earnings Per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of EPS for the three and six months ended June 30, 2020 and 2019 (shares in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Numerator
Net (loss) income	$(26,727)	$13,947	$(17,996)	$22,790
Less net loss attributable to noncontrolling interests	(1,611)	(1,787)	(402)	(768)
Net (loss) income attributable to the Company	(25,116)	15,734	(17,594)	23,558
Allocation of earnings to participating securities	(297)	(291)	(619)	(573)
Numerator for basic and diluted EPS—net (loss) income attributable to common stockholders	$(25,413)	$15,443	$(18,213)	$22,985
Denominator
Denominator for basic and diluted EPS—weighted average number of common shares outstanding(1)	144,102	141,344	142,769	141,303
EPS—net (loss) income attributable to common stockholders
Basic and diluted	$(0.18)	$0.11	$(0.13)	$0.16
(1)     Diluted EPS excludes 94,619 and 90,619 convertible preferred partnership units for the three months ended June 30, 2020 and 2019, respectively, and 92,619 and 90,619 for the six months ended June 30, 2020 and 2019, respectively, as their impact was antidilutive. Diluted EPS also excludes 10,504,452 and 10,415,278 Operating Partnership units ("OP Units") for the three months ended June 30, 2020 and 2019, respectively, and 10,491,138 and 10,415,234 OP Units for the six months ended June 30, 2020 and 2019, respectively, as their impact was antidilutive.

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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)
Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	June 30, 2020	December 31, 2019
Assets(1):
Property, net	$9,391,727	$9,424,591
Other assets	804,103	772,116
Total assets	$10,195,830	$10,196,707
Liabilities and partners' capital(1):
Mortgage and other notes payable	$6,113,603	$6,144,685
Other liabilities	496,205	565,412
Company's capital	1,935,289	1,904,145
Outside partners' capital	1,650,733	1,582,465
Total liabilities and partners' capital	$10,195,830	$10,196,707
Investments in unconsolidated joint ventures:
Company's capital	$1,935,289	$1,904,145
Basis adjustment(2)	(474,686)	(492,350)
	$1,460,603	$1,411,795

Assets—Investments in unconsolidated joint ventures	$1,568,878	$1,519,697
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(108,275)	(107,902)
	$1,460,603	$1,411,795

(1)    These amounts include assets of $2,900,500 and $2,932,401 of Pacific Premier Retail LLC (the "PPR Portfolio") as of June 30, 2020 and December 31, 2019, respectively, and liabilities of $1,702,957 and $1,732,976 of the PPR Portfolio as of June 30, 2020 and December 31, 2019, respectively.
(2)    The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $3,729 and $5,271 for the three months ended June 30, 2020 and 2019, respectively, and $7,728 and $9,810 for the six months ended June 30, 2020 and 2019, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)
Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	PPR Portfolio	Other Joint Ventures	Total
Three Months Ended June 30, 2020
Revenues:
Leasing revenue	$38,806	$139,452	$178,258
Other	253	(399)	(146)
Total revenues	39,059	139,053	178,112
Expenses:
Shopping center and operating expenses	8,240	53,145	61,385
Leasing expenses	290	832	1,122
Interest expense	16,363	36,790	53,153
Depreciation and amortization	24,565	66,095	90,660
Total operating expenses	49,458	156,862	206,320
Loss on sale or write down of assets, net	—	(12)	(12)
Net loss	$(10,399)	$(17,821)	$(28,220)
Company's equity in net loss	$(3,777)	$(10,396)	$(14,173)
Three Months Ended June 30, 2019
Revenues:
Leasing revenue	$45,346	$172,273	$217,619
Other	435	13,097	13,532
Total revenues	45,781	185,370	231,151
Expenses:
Shopping center and operating expenses	8,470	59,065	67,535
Leasing expenses	373	1,655	2,028
Interest expense	17,043	37,682	54,725
Depreciation and amortization	24,732	76,866	101,598
Total operating expenses	50,618	175,268	225,886
Loss on sale or write down of assets, net	(399)	(145)	(544)
Net (loss) income	$(5,236)	$9,957	$4,721
Company's equity in net (loss) income	$(531)	$7,788	$7,257

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

	PPR Portfolio	Other Joint Ventures	Total
Six Months Ended June 30, 2020
Revenues:
Leasing revenue	$97,184	$311,696	$408,880
Other	302	6,492	6,794
Total revenues	97,486	318,188	415,674
Expenses:
Shopping center and operating expenses	17,881	114,654	132,535
Leasing expenses	763	2,127	2,890
Interest expense	32,458	74,930	107,388
Depreciation and amortization	53,182	134,456	187,638
Total operating expenses	104,284	326,167	430,451
Loss on sale or write down of assets, net	—	(12)	(12)
Net loss	$(6,798)	$(7,991)	$(14,789)
Company's equity in net income (loss)	$944	$(5,419)	$(4,475)
Six Months Ended June 30, 2019
Revenues:
Leasing revenue	$91,366	$345,797	$437,163
Other	617	25,161	25,778
Total revenues	91,983	370,958	462,941
Expenses:
Shopping center and operating expenses	18,142	118,715	136,857
Leasing expenses	840	3,362	4,202
Interest expense	33,994	74,593	108,587
Depreciation and amortization	50,246	141,333	191,579
Total operating expenses	103,222	338,003	441,225
Loss on sale or write down of assets, net	(405)	(280)	(685)
Net (loss) income	$(11,644)	$32,675	$21,031
Company's equity in net (loss) income	$(1,730)	$21,230	$19,500

Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
5. Derivative Instruments and Hedging Activities:
The Company uses an interest rate cap and four interest rate swap agreements to manage the interest rate risk of its floating rate debt. The Company recorded other comprehensive income (loss) related to the marking-to-market of derivative instruments of $1,745 and $(4,281) for the three months ended June 30, 2020 and 2019, respectively, and $(4,650) and $(6,326) for the six months ended June 30, 2020 and 2019, respectively.
The following derivatives were outstanding at June 30, 2020:

					Fair Value
Property	Notional Amount	Product	LIBOR Rate	Maturity	June 30, 2020	December 31, 2019
Santa Monica Place	$300,000	Cap	4.00%	12/9/2020	$—	$—
The Macerich Partnership, L.P.	$400,000	Swaps	2.85%	9/30/2021	$(13,701)	$(9,051)
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
6. Property, net:
Property, net consists of the following:

	June 30, 2020	December 31, 2019
Land	$1,510,368	$1,520,678
Buildings and improvements	6,422,525	6,389,458
Tenant improvements	729,975	726,533
Equipment and furnishings(1)	201,653	230,215
Construction in progress	89,245	126,165
	8,953,766	8,993,049
Less accumulated depreciation(1)	(2,452,247)	(2,349,536)
	$6,501,519	$6,643,513
(1)      Equipment and furnishings and accumulated depreciation include the cost and accumulated amortization of ROU assets in connection with finance leases at June 30, 2020 and December 31, 2019 (See Note 8—Leases).
Depreciation expense was $72,519 and $71,453 for the three months ended June 30, 2020 and 2019, respectively, and $145,205 and $142,170 for the six months ended June 30, 2020 and 2019, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
6. Property, net: (Continued)

The loss on sale or write-down of assets, net for the three and six months ended June 30, 2020 and 2019 consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Write-down of assets(1)	(3,907)	(9,059)	$(40,610)	$(15,909)
Land sales	40	—	40	534
	$(3,867)	$(9,059)	$(40,570)	$(15,375)

(1)      Includes impairment losses of $30,063 on Wilton Mall and $6,640 on Paradise Valley Mall during the six months ended June 30, 2020 and a loss of $2,793 on the write-down of non-real estate assets during the three and six months ended June 30, 2020. The impairment losses were due to the reduction of the estimated holding periods of the properties. The remaining amounts for the three and six months ended June 30, 2020 and 2019 mainly pertain to the write off of development costs.
The following table summarizes certain of the Company's assets that were measured on a nonrecurring basis as a result of the impairment losses recorded for the six months ended June 30, 2020, as described above:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets	Significant Other Unobservable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
June 30, 2020	$140,000	$—	$140,000	$—
The fair values relating to the impairments were based on sales contracts and are classified within Level 2 of the fair value hierarchy.

7. Tenant and Other Receivables, net:
Included in tenant and other receivables, net is an allowance for doubtful accounts of $32,898 and $4,836 at June 30, 2020 and December 31, 2019, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $297 and $9,618 at June 30, 2020 and December 31, 2019, respectively, and a deferred rent receivable due to straight-line rent adjustments of $82,618 and $82,214 at June 30, 2020 and December 31, 2019, respectively.
8. Leases:
Lessor Leases:
The Company leases its Centers under agreements that are classified as operating leases. These leases generally include minimum rents, percentage rents and recoveries of real estate taxes, insurance and other shopping center operating expenses. Minimum rental revenues are recognized on a straight-line basis over the terms of the related leases. Percentage rents are recognized and accrued when tenants' specified sales targets have been met. Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred. Other tenants pay a fixed rate and these tenant recoveries are recognized as revenues on a straight-line basis over the term of the related leases. For leasing revenues in which collectability is not considered probable, lease income is recognized on a cash basis and all previously recognized tenant accounts receivables, including straight-line rent, are fully reserved in the period in which the lease income is determined not to be probable of collection.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
8. Leases: (Continued)

The following table summarizes the components of leasing revenue for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Leasing revenue—fixed payments	$150,292	$160,784	$306,339	$326,671
Leasing revenue—variable payments	46,239	52,245	101,826	99,192
Provision for doubtful accounts	(27,777)	(2,007)	(28,690)	(3,833)
	$168,754	$211,022	$379,475	$422,030

The following table summarizes the future rental payments to the Company:

Twelve months ending June 30,
2021	$436,611
2022	382,120
2023	327,661
2024	274,629
2025	216,448
Thereafter	597,091
$2,234,560

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
The following table summarizes the lease costs:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease costs	$3,701	$4,862	$7,639	$9,209
Finance lease costs:
Amortization of ROU assets	476	467	951	932
Interest on lease liabilities	142	154	284	308
	$4,319	$5,483	$8,874	$10,449

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
8. Leases: (Continued)

The following table summarizes the future rental payments required under the leases:

	June 30, 2020		December 31, 2019
Year ending December 31,	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2020	$8,860	$2,043	$17,149	$2,106
2021	17,004	10,784	17,004	10,441
2022	16,867	2,762	16,867	2,418
2023	11,055	344	11,055	—
2024	9,068	3,085	9,068	—
Thereafter	131,347	—	131,347	—
Total undiscounted rental payments	194,201	19,018	202,490	14,965
Less imputed interest	(101,597)	(1,397)	(102,085)	(1,169)
Total lease liabilities	$92,604	$17,621	$100,405	$13,796
Weighted average remaining term	31.0 years	1.3 years	31.0 years	1.6 years
Weighted average incremental borrowing rate	7.7%	3.2%	7.7%	4.2%

9. Deferred Charges and Other Assets, net:
Deferred charges and other assets, net consist of the following:

	June 30, 2020	December 31, 2019
Leasing	$180,262	$202,540
Intangible assets:
In-place lease values	62,274	78,171
Leasing commissions and legal costs	16,570	20,518
Above-market leases	55,809	59,916
Deferred tax assets	32,108	30,757
Deferred compensation plan assets	54,571	55,349
Other assets	66,113	60,475
	467,707	507,726
Less accumulated amortization(1)	(202,967)	(229,860)
	$264,740	$277,866

(1)   Accumulated amortization includes $54,183 and $66,322 relating to in-place lease values, leasing commissions and legal costs at June 30, 2020 and December 31, 2019, respectively. Amortization expense of in-place lease values, leasing commissions and legal costs was $1,996 and $3,320 for the three months ended June 30, 2020 and 2019, respectively, and $5,715 and $6,525 for the six months ended June 30, 2020 and 2019, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
9. Deferred Charges and Other Assets, net: (Continued)
The allocated values of above-market leases and below-market leases consist of the following:

	June 30, 2020	December 31, 2019
Above-Market Leases
Original allocated value	$55,809	$59,916
Less accumulated amortization	(34,785)	(35,737)
	$21,024	$24,179
Below-Market Leases(1)
Original allocated value	$80,275	$90,790
Less accumulated amortization	(47,216)	(53,727)
	$33,059	$37,063

(1)   Below-market leases are included in other accrued liabilities.

10. Mortgage Notes Payable:
Mortgage notes payable at June 30, 2020 and December 31, 2019 consist of the following:

	Carrying Amount of Mortgage Notes(1)
Property Pledged as Collateral	June 30, 2020	December 31, 2019	Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Chandler Fashion Center(5)	$255,266	$255,174	4.18%	$875	2024
Danbury Fair Mall	191,499	194,718	5.53%	1,538	2020
Fashion Outlets of Chicago	299,153	299,112	4.61%	1,145	2031
Fashion Outlets of Niagara Falls USA(6)	104,727	106,398	4.89%	727	2020
Freehold Raceway Mall(5)	398,462	398,379	3.94%	1,300	2029
Fresno Fashion Fair	323,758	323,659	3.67%	971	2026
Green Acres Commons(7)	129,387	128,926	2.88%	252	2021
Green Acres Mall	274,193	277,747	3.61%	1,447	2021
Kings Plaza Shopping Center	535,156	535,097	3.71%	1,629	2030
Oaks, The	185,048	187,142	4.14%	1,064	2022
Pacific View	116,572	118,202	4.08%	668	2022
Queens Center	600,000	600,000	3.49%	1,744	2025
Santa Monica Place(8)	298,192	297,817	1.79%	384	2022
SanTan Village Regional Center	219,186	219,140	4.34%	788	2029
Towne Mall	20,052	20,284	4.48%	117	2022
Tucson La Encantada	62,962	63,682	4.23%	368	2022
Victor Valley, Mall of	114,762	114,733	4.00%	380	2024
Vintage Faire Mall	249,412	252,389	3.55%	1,256	2026
	$4,377,787	$4,392,599

(1)The mortgage notes payable also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs were $14,248 and $16,042 at June 30, 2020 and December 31, 2019, respectively.
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
(6)The loan includes unamortized debt premium of $309 and $773 at June 30, 2020 and December 31, 2019, respectively. The debt premium represents the excess of the fair value of the loan over the principal value of the loan assumed at acquisition and is amortized into interest expense over the remaining term of the loan in a manner that approximates the effective interest method.
(7)The loan bears interest at LIBOR plus 2.15%. At June 30, 2020 and December 31, 2019, the total interest rate was 2.88% and 4.40%, respectively.
(8)The loan bears interest at LIBOR plus 1.35%. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 4% during the period ending December 9, 2020 (See Note 5—Derivative Instruments and Hedging Activities). At June 30, 2020 and December 31, 2019, the total interest rate was 1.79% and 3.34%, respectively.
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
Total interest expense capitalized was $1,361 and $2,143 for the three months ended ended June 30, 2020 and 2019, respectively, and $2,656 and $4,853 for the six months ended June 30, 2020 and 2019, respectively.
The estimated fair value (Level 2 measurement) of mortgage notes payable at June 30, 2020 and December 31, 2019 was $4,421,744 and $4,427,790, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.
11. Bank and Other Notes Payable:
Bank and other notes payable consist of the following:
Line of Credit:
The Company has a $1,500,000 revolving line of credit that bears interest at LIBOR plus a spread of 1.30% to 1.90%, depending on the Company's overall leverage level, and was to mature on July 6, 2020. On April 8, 2020, the Company exercised its option to extend the maturity of the facility to July 6, 2021. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2,000,000. The Company anticipates refinancing its revolving line of credit in advance of its maturity date.
Based on the Company's leverage level as of June 30, 2020, the borrowing rate on the facility was LIBOR plus 1.55%. The Company has four interest rate swap agreements that effectively convert a total of $400,000 of the outstanding balance from floating rate debt of LIBOR plus 1.55% to fixed rate debt of 4.30% until September 30, 2021 (See Note 5—Derivative Instruments and Hedging Activities). As of June 30, 2020 and December 31, 2019, borrowings under the line of credit were $1,480,000 and $820,000, respectively, less unamortized deferred finance costs of $1,365 and $2,623, respectively, at a total interest rate of 2.55% and 3.92%, respectively. As of June 30, 2020 and December 31, 2019, the Company's availability under the line of credit for additional borrowings was $19,719 and $679,719, respectively. The estimated fair value (Level 2 measurement) of the line of credit at June 30, 2020 and December 31, 2019 was $1,490,840 and $826,280, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.

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
As of June 30, 2020 and December 31, 2019, the Company was in compliance with all applicable financial loan covenants.
12. Financing Arrangement:
On September 30, 2009, the Company formed a joint venture whereby a third party acquired a 49.9% interest in Chandler Fashion Center, a 1,318,000 square foot regional shopping center in Chandler, Arizona, and Freehold Raceway Mall, a 1,673,000 square foot regional shopping center in Freehold, New Jersey (collectively referred to herein as "Chandler Freehold"). As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the formation of Chandler Freehold, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The Company accounts for its investment in Chandler Freehold as a financing arrangement. The fair value (Level 3 measurement) of the financing arrangement obligation at June 30, 2020 and December 31, 2019 was based upon a terminal capitalization rate of 5.5% and 5.0%, respectively, a discount rate of 7.0% and 6.0%, respectively, and market rents per square foot of $35 to $115. The fair value of the financing arrangement obligation is sensitive to these significant unobservable inputs and a change in these inputs may result in a significantly higher or lower fair value measurement. Distributions to the partner, excluding distributions of excess loan proceeds, and changes in fair value of the financing arrangement obligation are recognized as interest (income) expense in the Company's consolidated statements of operations.
During the three and six months ended June 30, 2020 and 2019, the Company incurred interest income in connection with the financing arrangement as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Distributions equal to the partner's share of net (loss) income	$(181)	$1,982	$1,283	$3,879
Distributions in excess of the partner's share of net income	281	2,033	2,958	3,953
Adjustment to fair value of financing arrangement obligation	(32,907)	(17,258)	(81,291)	(31,522)
	$(32,807)	$(13,243)	$(77,050)	$(23,690)

On June 27, 2019, the Company replaced the existing mortgage note payable on Chandler Fashion Center with a new $256,000 loan. In connection with the refinancing transaction, the Company distributed $27,945 of the excess loan proceeds to its joint venture partner, which was recorded as a reduction to the financing arrangement obligation.
13. Noncontrolling Interests:
The Company allocates net income of the Operating Partnership based on the weighted average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 93% ownership interest in the Operating Partnership as of June 30, 2020 and December 31, 2019. The remaining 7% limited partnership interest as of June 30, 2020 and December 31, 2019 was owned by certain of the Company's executive officers and directors, certain of their affiliates and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the 10 trading days ending on the respective balance sheet date. Accordingly, as of June 30, 2020 and

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
13. Noncontrolling Interests: (Continued)
December 31, 2019, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $93,206 and $277,524, respectively.
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
14. Stockholders' Equity:
Stock Dividend
On June 3, 2020, the Company issued 7,759,280 common shares to its common stockholders in connection with the quarterly dividend of $0.50 per share of common stock declared on March 16, 2020. The dividend consisted of a combination of cash and shares of the Company's common stock. The cash component of the dividend (not including cash paid in lieu of fractional shares) was 20% in the aggregate, or $0.10 per share, with the balance paid in shares of the Company's common stock.
In accordance with the provisions of Internal Revenue Service Revenue Procedure 2017-45, stockholders were asked to make an election to receive the dividend all in cash or all in shares. To the extent that more than 20% of cash was elected in the aggregate, the cash portion was prorated. Stockholders who elected to receive the dividend in cash received a cash payment of at least $0.10 per share. Stockholders who did not make an election received 20% in cash and 80% in shares of common stock. The number of shares issued as a result of the dividend was calculated based on the volume weighted average trading price of the Company's common stock on the New York Stock Exchange on May 20, May 21 and May 22, 2020 of $7.2956.
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
There were no repurchases under the Stock Buyback Program during the six months ended June 30, 2020 or 2019. At June 30, 2020, there was $278,707 available under the Stock Buyback Program.
15. Commitments and Contingencies:
As of June 30, 2020, the Company was contingently liable for $40,814 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreements. At June 30, 2020, the Company had $2,203 in outstanding obligations, which it believes will be settled in the next twelve months.

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

The following are fees charged to unconsolidated joint ventures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Management fees	$4,295	$4,670	$8,781	$9,151
Development and leasing fees	2,311	3,310	4,395	6,806
	$6,606	$7,980	$13,176	$15,957

Interest income from related party transactions includes $32,807 and $13,243 for the three months ended June 30, 2020 and 2019, respectively, and $77,050 and $23,690 for the six months ended June 30, 2020 and 2019, respectively, in connection with the Financing Arrangement (See Note 12—Financing Arrangement).
Due from affiliates includes $10,273 and $6,157 of unreimbursed costs and fees from unconsolidated joint ventures due to the Management Companies as of June 30, 2020 and December 31, 2019, respectively.
In addition, due from affiliates included a note receivable from RED/303 LLC ("RED") that bore interest at 5.25% and was to mature on May 30, 2021. Interest income earned on this note was $0 and $46 for the three months ended June 30, 2020 and 2019, respectively, and $0 and $94 for the six months ended June 30, 2020 and 2019, respectively. On October 7, 2019, the note receivable was collected in full. RED is considered a related party because it is a partner in a joint venture development project. The note was collateralized by RED's membership interest in the development project.
Also included in due from affiliates was a note receivable from Lennar Corporation that bore interest at LIBOR plus 2% and was to mature upon the completion of certain milestones in connection with the development of Fashion Outlets of San Francisco. As a result of those milestones not being completed, the Company elected to terminate the development agreement and the note was collected in full on February 13, 2019. Interest income earned on this note was $0 and $1,112 for the six months ended June 30, 2020 and 2019, respectively. Lennar Corporation was considered a related party because it was a joint venture partner in the project.
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
During the six months ended June 30, 2020, the Company granted the following LTIP Units:

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
The following table summarizes the activity of the non-vested LTIP Units, phantom stock units and stock units:

	LTIP Units		Phantom Stock Units		Stock Units
	Units	Value(1)	Units	Value(1)	Units	Value(1)
Balance at January 1, 2020	616,219	$39.04	7,216	$43.29	199,987	$43.59
Granted	552,866	26.59	17,836	20.23	247,872	14.24
Vested	(3,408)	66.02	(15,825)	22.32	(100,076)	45.18
Forfeited	(6,714)	39.66	—	—	(399)	59.04
Balance at June 30, 2020	1,158,963	$33.02	9,227	$34.67	347,384	$22.17

(1) Value represents the weighted average grant date fair value.
The following table summarizes the activity of the stock options outstanding:

	Stock Options
	Units	Value(1)
Balance at January 1, 2020	35,565	$57.32
Granted(2)	1,950	54.34
Exercised	—	—
Balance at June 30, 2020	37,515	$54.34

(1) Value represents the weighted average exercise price.
(2) Pursuant to the terms of the Company's equity plan, the exercise price and number of options were adjusted so that the stock dividend paid on
June 3, 2020 had no negative impact on the outstanding stock options
(See Note 14 - Stockholders' Equity).

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
17. Share and Unit-Based Plans: (Continued)
The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
LTIP Units	$3,350	$2,647	$6,564	$6,361
Stock units	694	544	2,896	3,204
Stock options	—	—	—	51
Phantom stock units	166	182	353	422
	$4,210	$3,373	$9,813	$10,038
The Company capitalized share and unit-based compensation costs of $941 and $1,459 for the three months ended June 30, 2020 and 2019, respectively, and $2,320 and $2,605 for the six months ended June 30, 2020 and 2019, respectively. Unrecognized compensation costs of share and unit-based plans at June 30, 2020 consisted of $9,782 from LTIP Units, $3,560 from stock units and $320 from phantom stock units.
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
The income tax provision of the TRSs are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Current	$207	$172	$439	$172
Deferred	1,317	(851)	1,351	(1,197)
Total income tax benefit (expense)	$1,524	$(679)	$1,790	$(1,025)
The net operating loss ("NOL") carryforwards generated through the 2017 tax year are scheduled to expire through 2037, beginning in 2025. Pursuant to the Tax Cuts and Jobs Act of 2017, NOLs generated in 2018 and subsequent tax years are carried forward indefinitely. The Coronavirus Aid, Relief and Economic Security Act removed the 80% of taxable income limitation, imposed by the Tax Cuts and Jobs Act, for NOLs generated in 2018, 2019 and 2020. Net deferred tax assets of $32,108 and $30,757 were included in deferred charges and other assets, net at June 30, 2020 and December 31, 2019, respectively.
The tax years 2016 through 2018 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next twelve months.
19. Subsequent Events:
On July 24, 2020, the Company announced a dividend/distribution of $0.15 per share for common stockholders and OP Unitholders of record on August 19, 2020. All dividends/distributions will be paid 100% in cash on September 8, 2020.

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
Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or the industry to differ materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, as well as national, regional and local economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of current and prospective tenants, anchor or tenant bankruptcies, closures, mergers or consolidations, lease rates, terms and payments, interest rate fluctuations, availability, terms and cost of financing and operating expenses; adverse changes in the real estate markets including, among other things, competition from other companies, retail formats and technology, risks of real estate development and redevelopment, acquisitions and dispositions; the continuing adverse impact of the novel coronavirus ("COVID-19") on the U.S., regional and global economies and the financial condition and results of operations of the Company and its tenants; the liquidity of real estate investments, governmental actions and initiatives (including legislative and regulatory changes); environmental and safety requirements; and terrorist activities or other acts of violence which could adversely affect all of the above factors. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results, including those made in "Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019, as well as our other reports filed with the Securities and Exchange Commission (the "SEC"), which disclosures are incorporated herein by reference. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company does not intend, and undertakes no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P. (the "Operating Partnership"). As of June 30, 2020, the Operating Partnership owned or had an ownership interest in 47 regional shopping centers, five community/power shopping centers and other assets aggregating approximately 51 million square feet of gross leasable area. These 52 regional and community/power shopping centers are referred to hereinafter as the "Centers," unless the context otherwise requires. The property management, leasing and redevelopment of the Company's portfolio is provided by the Company's seven management companies (collectively referred to herein as the "Management Companies"). The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Management Companies.

The following discussion is based primarily on the consolidated financial statements of the Company for the three and six months ended June 30, 2020 and 2019. It compares the results of operations for the three months ended June 30, 2020 to the results of operations for the three months ended June 30, 2019. It also compares the results of operations and cash flows for the six months ended June 30, 2020 to the results of operations and cash flows for the six months ended June 30, 2019.
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
During the second quarter of 2020 and in July 2020, the Company secured agreements with its mortgage lenders on 19 mortgage loans to defer approximately $47.2 million of both second and third quarter of 2020 debt service payments at the Company’s pro rata share during the COVID-19 pandemic. Of the deferred payments, $37.1 million is repayable by the end of 2020 with the balance repayable in the first quarter of 2021.
Redevelopment and Development Activities:
The Company's joint venture with Hudson Pacific Properties is redeveloping One Westside into 584,000 square feet of creative office space and 96,000 square feet of dining and entertainment space. The entire creative office space has been leased to Google and is expected to be completed in 2022. The total cost of the project is estimated to be between $500.0 million and $550.0 million, with $125.0 million to $137.5 million estimated to be the Company's pro rata share. The Company has funded

$61.9 million of the total $247.7 million incurred by the joint venture as of June 30, 2020. The joint venture expects to fund the remaining costs of the development with its new $414.6 million construction loan (See "Financing Activities").
The Company has a 50/50 joint venture with Simon Property Group to develop Los Angeles Premium Outlets, a premium outlet center in Carson, California that is planned to open with approximately 400,000 square feet, followed by an additional 165,000 square feet in the second phase. The Company has funded $36.1 million of the total $72.1 million incurred by the joint venture as of June 30, 2020.
In connection with the closures and lease rejections of several Sears stores owned or partially owned by the Company, the Company anticipates spending between $130.0 million to $160.0 million at the Company’s pro rata share to redevelop the Sears stores. The anticipated openings of such redevelopments are expected to occur over several years. The estimated range of redevelopment costs could increase if the Company or its joint venture decides to expand the scope of the redevelopments. The Company has funded $34.3 million at its pro rata share as of June 30, 2020.
Other Transactions and Events:
On March 11, 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. As a result, all of the markets that the Company operates in were subject to stay-at-home orders, and the majority of its properties were temporarily closed in part or completely. As of August 7, 2020, the majority of the Company’s properties are now open, other than Queens Center and Kings Plaza in New York City, which have been closed since March 2020, and nine indoor California malls that had previously re-opened in May and early June 2020, but were closed for a second time in July 2020 pursuant to a statewide mandate. Those nine California malls include Fresno Fashion Fair, Inland Center, Lakewood Center, Los Cerritos Center, Stonewood Mall, The Mall at Victor Valley, The Oaks, Pacific View and Vintage Faire Mall. The duration of the nine recent California center closures is yet undetermined.
The Company continues to work with all of its stakeholders to mitigate the impact of COVID-19. The Company has developed and implemented a long list of operational protocols based on Centers for Disease Control and Prevention (“CDC”) recommendations designed to ensure the safety of its employees, tenants, service providers and shoppers. Those measures include among others: the use of sophisticated air filtration systems to increase air circulation and outside air flow and ventilation, significantly intensified cleaning and sanitizing procedures with special focus on high-touch and traffic areas, highly visible and accessible self-service sanitizing stations, providing masks at all properties as needed and requiring mask-wearing at nearly all properties in compliance with state and local requirements, touchless entries, social distance queuing including the use of digital technologies, path of travel guidelines including vertical transportation and deliveries, furniture placement and the use of sophisticated traffic-counting technology to ensure that its properties adhere to any relevant regulatory capacity constraints. The Company’s indoor properties feature vast interior common areas, most with two to three story ceiling clearances, ample floor space and a comfortable environment to practice effective social distancing even during peak retail periods. The Company provides round-the-clock security to enforce policies and regulations, to discourage congregation and to encourage proper distancing. Each property deploys robust messaging to inform all of the Company’s stakeholders of its operating standards and requirements within a multi-media platform that includes abundant on premise signage, digital and social messaging, and information within its property and corporate websites. The Company believes that, due to the quality of design and construction of its malls, it will be able to continue to provide a safe indoor environment for its employees, tenants, service providers and shoppers. While the Company will incur some incremental costs associated with COVID-19 operating protocols and programs, it does not anticipate these incremental costs will be significant.
While the ultimate adverse impact of this outbreak is unknown at this time, the Company’s financial condition and the results of its operations have been negatively impacted, as tenants delayed rent payments during the second quarter of 2020 and some tenants have continued to request delayed or reduced rent payments for July and beyond. See "Outlook" in Results of Operations for a further discussion of the forward-looking impact of COVID-19 and the Company's strategic plan to mitigate the anticipated negative impact on its financial condition and results of operations.
In March 2020, the Company declared a reduced second quarter dividend of $0.50 per share of its common stock, which was paid on June 3, 2020 in a combination of cash and shares of common stock, at the election of the stockholder, subject to a limitation that the aggregate amount of cash payable to holders of the Company’s common stock would not exceed 20% of the aggregate amount of the dividend, or $0.10 per share, for all stockholders of record on April 22, 2020. The amount of the dividend represents a reduction from the Company’s first quarter dividend, and was paid in a combination of cash and shares of common stock to preserve liquidity in light of the impact and uncertainty arising out of the COVID-19 outbreak. On July 24, 2020, the Company declared a further reduced third quarter cash dividend of $0.15 per share of its common stock, which will be paid on September 8, 2020 to stockholders of record on August 19, 2020. The Company may continue to pay dividends at reduced levels during the remainder of 2020 and beyond. The dividend amount will be reviewed by the Board on a quarterly basis. See “Liquidity and Capital Resources” for a further discussion of the Company’s anticipated liquidity needs, and the measures taken by the Company to meet those needs.

Inflation:
In the last five years, inflation has not had a significant impact on the Company because of a relatively low inflation rate. Most of the leases at the Centers have rent adjustments periodically throughout the lease term. These rent increases are either in fixed increments or based on using an annual multiple of increases in the Consumer Price Index. In addition, approximately 5% to 15% of the leases for spaces 10,000 square feet and under expire each year, which enables the Company to replace existing leases with new leases at higher base rents if the rents of the existing leases are below the then existing market rate. The Company has generally entered into leases that require tenants to pay a stated amount for operating expenses, generally excluding property taxes, regardless of the expenses actually incurred at any Center, which places the burden of cost control on the Company. Additionally, certain leases require the tenants to pay their pro rata share of operating expenses.
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
For the comparison of the three and six months ended June 30, 2020 to the three and six months ended June 30, 2019, the Redevelopment Properties are Paradise Valley Mall and certain ground up developments. For the comparison of the three and six months ended June 30, 2020 to the three and six months ended June 30, 2019, there are no Disposition Properties.
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
Tenant sales per square foot decreased from $776 for the twelve months ended June 30, 2019 to $774 for the twelve months ended June 30, 2020. Given the widespread closure of the majority of the Company's tenants during April and portions of May and June 2020 as a result of COVID-19 (See "Other Transactions and Events" in Management's Overview and Summary), the tenant sales metric is computed to exclude the period of COVID-19 closure for each tenant. The leased occupancy rate decreased from 94.1% at June 30, 2019 to 91.3% at June 30, 2020. The leasing environment has slowed due to COVID-19, and, as a result, the Company signed 37 new and renewal leases during the second quarter of 2020, which is substantially lower than the quarterly average of new and renewal leases signed during the past four quarters ended March 31, 2020 of 219 leases. Given the substantial decline in leasing volume during the second quarter of 2020, the Company does not believe that re-leasing spreads in the second quarter of 2020 are meaningful. The Company continues to renew or replace leases that are scheduled to expire in 2020, however, the Company cannot be certain of the impact that COVID-19 will have on its ability to sign, renew or replace leases expiring in 2020 or beyond. The leases that are scheduled to expire in the year 2020 represent 0.9 million square feet of the Centers, accounting for 14.0% of the gross leasable area ("GLA") of mall stores and freestanding stores within spaces less than or equal to 10,000 square feet. These calculations exclude Centers under development or redevelopment and property dispositions (See "Redevelopment and Development Activities" in Management's Overview and Summary), and include square footage of Centers owned by joint ventures at the Company’s share. As of June 30, 2020, the Company had entered into leases for approximately 62% of the square footage expiring in 2020, and was in the process of negotiating and documenting leases for an additional 25% of its square footage expiring in 2020. The Company has entered into 91 leases for new stores totaling nearly 570,000 square feet that are planned for opening in 2020. While there may be additional new store openings in 2020, any such leases are not yet executed. In total, the Company has entered into 138 leases for new stores totaling over 1.3 million square feet. After speaking with each prospective tenant of such new stores, only six tenants have currently indicated they no longer plan to or are uncertain about their ability to open their new store, which equates to only 47,000 square feet of the total 1.3 million square foot pipeline of new store leases. The balance of the 132 leases are planned to open primarily in 2020 and 2021.
During the trailing twelve months ended June 30, 2020, the Company signed 245 new leases and 457 renewal leases comprising approximately 2.8 million square feet of GLA, of which 1.9 million square feet is related to the consolidated Centers. The average tenant allowance was $17.04 per square foot.
Outlook
As a result of COVID-19 (See "Other Transactions and Events" in Management's Overview and Summary) and subsequent government mandates, all but a few of the Company’s Centers had shuttered, except for the continued operation of essential retail and services, and approximately 74% of the gross leasable area, which was previously occupied prior to the COVID-19 closures, had closed. During the period following the stay-at-home mandates, the Company has continued to employ the appropriate levels of maintenance, cleaning and security protocols to ensure the maximum safety of its tenants, vendors, employees and properties. As of August 7, 2020, the majority of the Company’s properties are now open, other than Queens Center and Kings Plaza in New York City, which have been closed since March 2020, and nine indoor California malls that had previously re-opened in May and early June 2020, but were closed for a second time in July 2020 pursuant to a statewide mandate. Those nine California malls include Fresno Fashion Fair, Inland Center, Lakewood Center, Los Cerritos Center, Stonewood Mall, The Mall at Victor Valley, The Oaks, Pacific View and Vintage Faire Mall. The duration of the nine recent California center closures is yet undetermined.
The Company collected approximately 46% of rents billed for the three months ended June 30, 2020, including approximately 58% for the month of June 2020. The Company has collected approximately 66% of rents billed for July 2020. The rate of collections in the second quarter of 2020 improved as the quarter progressed. The Company continues to make meaningful progress in its negotiations with national and local tenants to secure rental payments, despite a significant portion of the Company’s tenants requesting rental assistance, whether in the form of deferral or rent reduction. For example, the Company has agreed to repayment terms with and/or received payments from approximately 60% of the Company’s top 100 tenants based on revenue. The majority of these lease amendments provide for payment deferrals extending into 2021. Other lease amendments, entered into primarily with local tenants, result in rent abatements. The majority of the Company’s leases require continued payment of rent by the Company’s tenants during the period of government mandated closures caused by COVID-19. Many of the Company’s leases contain co-tenancy clauses, which provide for reduced rent and/or termination rights if Anchors close and/or occupancy falls below threshold levels. The Company does not believe that the temporary closures of Anchors or other tenants during the COVID-19 stay-at-home mandates have triggered co-tenancy clauses within its leases. However, certain Anchor or small tenant closures will become permanent following the re-opening of the Company's properties, and co-tenancy clauses within certain leases may be triggered as a result. It is too early to determine the impact of all such clauses, but the Company does not anticipate the negative impact on lease revenue will be significant.

During 2020, there have been 32 bankruptcy filings involving the Company’s tenants, totaling 288 leases and involving approximately 5.7 million square feet and $77.1 million of annual leasing revenue at the Company’s share. The Company anticipates that there may likely be further bankruptcy filings by tenants at the Company’s properties, which are accelerated as a result of general conditions caused by COVID-19.
As disclosed in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020, the Company has submitted recovery claims under its insurance coverage due to business interruption from COVID-19. As of June 30, 2020, the Company does not believe it is likely that it will be able to collect on these claims given the facts and circumstances regarding the COVID-19 pandemic event.
The Company has experienced, and expects to continue to experience, a negative impact to its leasing revenue, its rate of rent collections from tenants, and the occupancy rates at its properties due to COVID-19. For the quarter ended June 30, 2020, leasing revenue decreased by 20% compared to the quarter ended June 30, 2019. As of June 30, 2020, the leased occupancy rate decreased to 91.3% from 94.1% at June 30, 2019. The Company anticipates a further decline to occupancy rates from tenant bankruptcies and pre-lease termination abandonments by certain tenants. In addition, the volume of leasing transactions declined significantly in the second quarter of 2020.
During this period of disrupted rent collections due to COVID-19, the Company has taken numerous measures to preserve its liquidity, including among others:
•The Company has drawn the majority of the remaining capacity on its $1.5 billion revolving line of credit. As of June 30, 2020, the Company had $573.0 million of cash, including its pro rata share from its unconsolidated joint ventures. The Company will incur additional interest expense during the period that it continues to carry higher than normal cash balances on its consolidated balance sheet. The period of continued cash retention is uncertain at this time.
•The Company paid a reduced quarterly dividend of $0.50 per share of its common stock on June 3, 2020, in a combination of 20% cash and 80% of shares of the Company’s common stock. On July 24, 2020, the Company declared a further reduced third quarter cash dividend of $0.15 per share of its common stock, which will be paid on September 8, 2020 to stockholders of record on August 19, 2020. When combined with the cash portion of the second quarter dividend of $0.10 per share, if the third quarter cash dividend rate of $0.15 per share of its common stock were to be paid for the next two quarters, the Company would retain approximately $370 million of cash.
•The Company anticipates spending approximately $60 million in the second half of 2020 on redevelopment, which represents a 60% reduction in previously estimated 2020 redevelopment expenditures for that period of time. This excludes the redevelopment of One Westside, which is fully funded by a non-recourse construction facility.
•The Company has reduced planned capital expenditures at its properties by 65% down to approximately $15 million at the Company’s share in 2020.
•The Company expects amounts to be incurred during 2020 for tenant allowances and deferred leasing charges to be substantially less than 2019.
•The Company reduced its controllable shopping center expenses by approximately 35% to 45% during the period that its properties were substantially closed.
•During the second quarter of 2020 and in July 2020, the Company secured agreements with its mortgage lenders on 19 mortgage loans to defer approximately $47.2 million of both second and third quarter of 2020 debt service payments at the Company’s pro rata share during the COVID-19 pandemic. Of the deferred payments, $37.1 million is repayable by the end of 2020 with the balance repayable in the first quarter of 2021.
Given the continued disruption and uncertainties from COVID-19 and the impact on the capital markets, the Company does not anticipate it will be able to refinance its near-term maturing mortgages. As a result, the Company plans to secure short-term extensions of its near-term maturing non-recourse mortgage loans on Danbury Fair Mall of $191.5 million maturing on October 1, 2020, Fashion Outlets of Niagara of $104.7 million maturing on October 6, 2020, FlatIron Crossing of $113.3 million maturing on January 5, 2021, Green Acres Mall of $274.2 million maturing on February 3, 2021 and Green Acres Commons of $129.4 million maturing on March 29, 2021, although there can be no guarantees the Company will be successful in obtaining these extensions.

Comparison of Three Months Ended June 30, 2020 and 2019
Revenues:
Leasing revenue decreased by $42.3 million, or 20.0%, from 2019 to 2020. The decrease in leasing revenue is attributed to decreases of $41.6 million from the Same Centers and $0.7 million from the Redevelopment Properties. Leasing revenue includes the amortization of above and below-market leases, the amortization of straight-line rents, lease termination income and the provision for bad debts. The amortization of above and below-market leases decreased from $4.1 million in 2019 to $0.4 million in 2020. The amortization of straight-line rents decreased from $1.5 million in 2019 to $(1.8) million in 2020. Lease termination income decreased from $2.6 million in 2019 to $1.5 million in 2020. Provision for bad debts increased from $2.0 million in 2019 to $27.8 million in 2020. The increase in bad debt expense is a result of the Company assessing collectability by tenant and determining that it was no longer probable that substantially all leasing revenue would be collected from the tenants, which includes tenants that have declared bankruptcy, tenants at risk of filing bankruptcy or other tenants where collectability was no longer probable. The decrease in leasing revenue and increase in bad debt at the Same Centers is primarily the result of COVID-19 (See "Other Transactions and Events" in Management's Overview and Summary).
Other income decreased from $7.8 million in 2019 to $3.0 million in 2020. The decrease is primarily a decline in parking garage income due to the closures of properties as a result of COVID-19 (See "Other Transactions and Events" in Management's Overview and Summary).
Management Companies' revenue decreased from $9.1 million in 2019 to $6.8 million in 2020. The decrease in Management Companies' revenue is primarily due to a decrease in development fees from unconsolidated joint ventures.
Shopping Center and Operating Expenses:
Shopping center and operating expenses decreased $7.0 million, or 10.9%, from 2019 to 2020. The decrease in shopping center and operating expenses is attributed to decreases of $6.9 million from the Same Centers and $0.1 million from the Redevelopment Properties. The decrease in shopping center and operating expenses at the Same Centers is primarily the result of COVID-19 (See "Other Transactions and Events" in Management's Overview and Summary).
Leasing Expenses:
Leasing expenses decreased from $7.7 million in 2019 to $6.7 million in 2020.
Management Companies' Operating Expenses:
Management Companies' operating expenses increased $0.8 million from 2019 to 2020.
REIT General and Administrative Expenses:
REIT general and administrative expenses increased $3.7 million from 2019 to 2020 primarily due to an increase in compensation and consulting expense.
Depreciation and Amortization:
Depreciation and amortization decreased $2.1 million from 2019 to 2020. The decrease in depreciation and amortization is attributed to a decrease of $2.4 million from the Same Centers offset in part by a $0.3 million increase from the Redevelopment Properties.
Interest (Income) Expense:
Interest expense decreased $17.1 million from 2019 to 2020. The decrease in interest expense is attributed to a decrease of $19.6 million from the Financing Arrangement (See "Other Transactions and Events" in Management's Overview and Summary) offset in part by an increase of $1.6 million from the Same Centers and $0.9 million from the increased borrowings under the Company's revolving line of credit. The decrease in interest expense from the Financing Arrangement is primarily due to the change in fair value of the underlying properties and the mortgage notes payable on the underlying properties.
Equity in (Loss) Income of Unconsolidated Joint Ventures:
Equity in (loss) income of unconsolidated joint ventures decreased $21.4 million from 2019 to 2020. The decrease in equity in (loss) income of unconsolidated joint ventures is primarily due to a decrease in leasing revenue and other income as a result of COVID-19 (See "Other Transactions and Events" in Management's Overview and Summary). Leasing revenue includes a provision for bad debt which increased from $1.0 million in 2019 to $12.9 million in 2020.

Loss on Sale or Write Down of Assets, net:
The loss on sale or write down of assets, net decreased from a loss of $9.1 million in 2019 to a loss of $3.9 million in 2020. The change in loss on sale or write down of assets, net is primarily due to the write-down of development costs in 2019, offset in part by the $2.8 million write-down of non-real estate assets and $1.1 million write-down of development costs in 2020.
Net (Loss) Income:
Net (loss) income decreased $40.7 million from 2019 to 2020. The decrease in net (loss) income is primarily the result of COVID-19 (See "Other Transactions and Events" in Management's Overview and Summary).
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold decreased 54.7% from $133.6 million in 2019 to $60.5 million in 2020. For a reconciliation of net income attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold and FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold, see "Funds From Operations ("FFO")" below.
Comparison of Six Months Ended June 30, 2020 and 2019
Revenues:
Leasing revenue decreased by $42.6 million, or 10.1%, from 2019 to 2020. The decrease in leasing revenue is attributed to decreases of $41.7 million from the Same Centers and $0.9 million from the Redevelopment Properties. Leasing revenue includes the amortization of above and below-market leases, the amortization of straight-line rents, lease termination income and the provision for bad debts. The amortization of above and below-market leases decreased from $4.6 million in 2019 to $0.8 million in 2020. Straight-line rents decreased from $3.9 million in 2019 to $0.4 million in 2020. Lease termination income decreased from $3.2 million in 2019 to $2.7 million in 2020. Provision for bad debts increased from $3.8 million in 2019 to $28.7 million in 2020. The increase in bad debt expense is a result of the Company assessing collectability by tenant and determining that it was no longer probable that substantially all leasing revenue would be collected from the tenants, which includes tenants that have declared bankruptcy, tenants at risk of filing bankruptcy or other tenants where collectability was no longer probable. The decrease in leasing revenue and increase in bad debt at the Same Centers is primarily the result of COVID-19 (See "Other Transactions and Events" in Management's Overview and Summary).
Management Companies' revenue decreased from $19.3 million in 2019 to $13.8 million in 2020 due to a decrease in development fees and interest income due to the collection of a loan receivable in 2019.
Shopping Center and Operating Expenses:
Shopping center and operating expenses decreased $5.8 million, or 4.4%, from 2019 to 2020. The decrease in shopping center and operating expenses is attributed to decreases of $5.0 million from the Same Centers, $0.5 million from the Disposition Properties and $0.3 million from the Redevelopment Properties. The decrease in shopping center and operating expenses at the Same Centers is primarily the result of COVID-19 (See "Other Transactions and Events" in Management's Overview and Summary).
Leasing Expenses:
Leasing expenses decreased from $15.2 million in 2019 to $14.1 million in 2020.
Management Companies' Operating Expenses:
Management Companies' operating expenses decreased $2.0 million from 2019 to 2020 due to a decrease in compensation expense.
REIT General and Administrative Expenses:
REIT general and administrative expenses increased $3.5 million from 2019 to 2020 primarily due to an increase in compensation and consulting expense.

Depreciation and Amortization:
Depreciation and amortization decreased $1.3 million from 2019 to 2020. The decrease in depreciation and amortization is attributed to decreases of $1.8 million from the Same Centers offset in part by a $0.5 million increase from the Redevelopment Properties.
Interest (Income) Expense:
Interest expense decreased $47.4 million from 2019 to 2020. The decrease in interest expense was attributed to a decrease of $53.4 million from the Financing Arrangement (See Note 12—Financing Arrangement in the Company's Notes to the Consolidated Financial Statements), offset in part by increases of $4.9 million from the Same Centers and $1.1 million from increased borrowings under the Company's revolving line of credit. The decrease in interest expense from the Financing Arrangement is primarily due to the change in fair value of the underlying properties and the mortgage notes payable on the underlying properties.
Equity in (Loss) Income of Unconsolidated Joint Ventures:
Equity in (loss) income of unconsolidated joint ventures decreased $24.0 million from 2019 to 2020. The decrease in equity in (loss) income of unconsolidated joint ventures is primarily due to a decrease in leasing revenue and other income as a result of COVID-19 (See "Other Transactions and Events" in Management's Overview and Summary). Leasing revenue includes a provision for bad debt which increased from $1.6 million in 2019 to $14.7 million in 2020.
Loss on Sale or Write Down of Assets, net:
Loss on sale or write down of assets, net increased $25.2 million from 2019 to 2020. The increase in loss on sale or write down of assets, net is primarily due to the $36.7 million of impairment losses, $2.8 million write-down of non-real estate assets and $1.1 million write-down of development costs in 2020, offset in part by the $14.8 million in the write-down of development costs in 2019. The impairment losses were due to the reduction in the estimated holding periods of Wilton Mall and Paradise Valley Mall.
Net (Loss) Income:
Net (loss) income decreased $40.8 million from 2019 to 2020. The decrease in net (loss) income is primarily the result of COVID-19 (See "Other Transactions and Events" in Management's Overview and Summary).
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold decreased 28.3% from $255.6 million in 2019 to $183.2 million in 2020. For a reconciliation of net (loss) income attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold and FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold, see "Funds From Operations ("FFO")" below.
Operating Activities:
Cash provided by operating activities decreased $180.5 million from 2019 to 2020. The decrease is primarily due to a $131.9 million increase in tenant and other receivables, a $29.5 million decrease in other accrued liabilities and to the other changes in assets and liabilities and the results, as discussed above. The increase in tenant and other receivables and the decrease in other accrued liabilities is primarily attributed to a decrease in rents collected and a decrease in prepaid rent as a result of COVID-19 (See "Other Transactions and Events" in Management's Overview and Summary).
Investing Activities:
Cash used in investing activities increased $86.2 million from 2019 to 2020. The increase in cash used in investing activities is primarily attributed to decreases in proceeds from notes receivable of $65.6 million and distributions from unconsolidated joint ventures of $67.2 million offset in part by a decrease in contributions to unconsolidated joint ventures of $16.6 million. The decrease in proceeds from notes receivable is due to the collection of the note receivable from the Lennar Corporation in 2019 (See Note 16—Related Party Transactions in the Company's Notes to the Consolidated Financial Statements).

Financing Activities:
Cash provided by financing activities increased $661.0 million from 2019 to 2020. The increase in cash provided by financing activities is primarily due to a decrease in payments on mortgages, bank and other notes payable of $828.4 million and a decrease in dividends and distributions of $114.0 million which are offset by a decrease in proceeds from mortgages, bank and other notes payable of $316.0 million. The decreases in payments on mortgages, bank and other notes payable, dividends and distributions and the proceeds from mortgages, bank and other notes payable are attributed to the Company's plan to increase liquidity in connection with COVID-19 (See "Other Transactions and Events" in Management's Overview and Summary).
Liquidity and Capital Resources
The Company has historically met its liquidity needs for its operating expenses, debt service and dividend requirements for the next twelve months through cash generated from operations, distributions from unconsolidated joint ventures, working capital reserves and/or borrowings under its line of credit. As a result of the uncertain environment resulting from the COVID-19 pandemic (See "Other Transactions and Events" in Management's Overview and Summary), the Company has taken a number of measures to enhance liquidity. These actions ensure that funds are available to meet the Company's obligations for a sustained period of time as the extent and duration of the pandemic's impact becomes clearer. These measures include (i) reduction of the Company's controllable operating expenses, (ii) reduction of planned capital and development expenditures, (iii) reduction of the cash component of its dividend in the second quarter and its third quarter cash dividend, (iv) negotiated deferrals of debt service payments on nineteen mortgage loans totaling $47.2 million, and (v) deferral of real estate taxes to the extent such relief is available. In addition, during the first quarter, the Company borrowed $550 million on its line of credit. As of June 30, 2020, the Company has approximately $573 million of cash, including the unconsolidated joint ventures at the Company's pro rata share.
The following tables summarize capital expenditures incurred at the Centers (at the Company's pro rata share):

	For the Six Months Ended June 30,
(Dollars in thousands)	2020	2019
Consolidated Centers:
Acquisitions of property, building improvement and equipment	$6,986	$17,424
Development, redevelopment, expansions and renovations of Centers	22,834	45,208
Tenant allowances	5,186	8,297
Deferred leasing charges	1,499	1,781
	$36,505	$72,710
Joint Venture Centers:
Acquisitions of property, building improvement and equipment	$3,806	$4,653
Development, redevelopment, expansions and renovations of Centers	54,169	84,049
Tenant allowances	638	4,136
Deferred leasing charges	865	1,603
	$59,478	$94,441
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

The Company paid a reduced quarterly dividend of $0.50 per share of its common stock on June 3, 2020, in a combination of 20% cash and 80% of shares of the Company’s common stock. On July 24, 2020, the Company declared a further reduced third quarter cash dividend of $0.15 per share of its common stock, which will be paid on September 8, 2020 to stockholders of record on August 19, 2020. When combined with the cash portion of the second quarter dividend of $0.10 per share, if the third quarter cash dividend rate of $0.15 per share of its common stock were to be paid for the next two quarters, the Company would retain approximately $370 million of cash.
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
The Company's total outstanding loan indebtedness, which includes mortgages and other notes payable, at June 30, 2020 was $8.7 billion (consisting of $5.9 billion of consolidated debt, less $359.2 million of noncontrolling interests, plus $3.2 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand.
Given the continued disruption and uncertainties from COVID-19 and the impact on the capital markets, the Company does not anticipate it will be able to refinance its near-term maturing mortgages. As a result, the Company plans to secure short-term extensions of its near-term maturing non-recourse mortgage loans on Danbury Fair Mall of $191.5 million maturing on October 1, 2020, Fashion Outlets of Niagara of $104.7 million maturing on October 6, 2020, FlatIron Crossing of $113.3 million maturing on January 5, 2021, Green Acres Mall of $274.2 million maturing on February 3, 2021 and Green Acres Commons of $129.4 million maturing on March 29, 2021, although there can be no guarantees the Company will be successful in obtaining these extensions.
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
The Company has a $1.5 billion revolving line of credit facility that bears interest at LIBOR plus a spread of 1.30% to 1.90%, depending on the Company's overall leverage level, and was to mature on July 6, 2020. On April 8, 2020, the Company exercised its option to extend the maturity of the facility to July 6, 2021. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2.0 billion. All obligations under the facility are unconditionally guaranteed only by the Company. Based on the Company's leverage level as of June 30, 2020, the borrowing rate on the facility was LIBOR plus 1.55%. The Company has four interest rate swap agreements that effectively convert a total of $400.0 million of the outstanding balance from floating rate debt of LIBOR plus 1.55% to fixed rate debt of 4.30% until September 30, 2021. At June 30, 2020, total borrowings under the line of credit were $1.5 billion less unamortized deferred finance costs of $1.4 million with a total interest rate of 2.55%. The Company's availability under the line of credit was $19.7 million at June 30, 2020. The Company anticipates refinancing its revolving line of credit in advance of its maturity date.
Cash dividends and distributions for the six months ended June 30, 2020 were $130.5 million, which were funded from cash on hand.
At June 30, 2020, the Company was in compliance with all applicable loan covenants under its agreements.
At June 30, 2020, the Company had cash and cash equivalents of $497.6 million.
Off-Balance Sheet Arrangements:
The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the consolidated balance sheets of the Company as investments in unconsolidated joint ventures.

As of June 30, 2020, one of the Company's joint ventures has $149.7 million of debt that could become recourse to the Company, should the joint venture be unable to discharge the obligation of the related debt.
Additionally, as of June 30, 2020, the Company was contingently liable for $40.8 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
Contractual Obligations:
The following is a schedule of contractual obligations as of June 30, 2020 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)(1)	$6,930,456	$909,486	$2,421,245	$592,974	$3,006,751
Lease liabilities(2)	213,219	10,903	47,417	23,552	131,347
Purchase obligations(3)	2,203	2,203	—	—	—
Other long-term liabilities	191,228	119,236	28,199	13,744	30,049
	$7,337,106	$1,041,828	$2,496,861	$630,270	$3,168,147
__________________________________________________________
(1)Interest payments on floating rate debt were based on rates in effect at June 30, 2020.
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
Beginning during the first quarter of 2018, the Company revised its definition of FFO so that FFO excluded the impact of the financing expense in connection with Chandler Freehold. Beginning in the third quarter of 2019, the Company now presents a separate non-GAAP measure - FFO excluding financing expense in connection with Chandler Freehold. The Company has revised the FFO presentation for the three and six months ended June 30, 2019 to conform to the current presentation.
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

Funds From Operations ("FFO") (Continued)
Management compensates for the limitations of FFO by providing investors with financial statements prepared according to GAAP, along with this detailed discussion of FFO and a reconciliation of net (loss) income to FFO and FFO—diluted. Management believes that to further understand the Company's performance, FFO should be compared with the Company's reported net (loss) income and considered in addition to cash flows in accordance with GAAP, as presented in the Company's consolidated financial statements.
The following reconciles net (loss) income attributable to the Company to FFO and FFO—diluted attributable to common stockholders and unit holders-basic and diluted, excluding financing expense in connection with Chandler Freehold and loss on extinguishment of debt, net, for the three and six months ended June 30, 2020 and 2019 (dollars and shares in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income attributable to the Company	$(25,116)	$15,734	$(17,594)	$23,558
Adjustments to reconcile net (loss) income attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted:
Noncontrolling interests in the Operating Partnership	(1,851)	1,147	(1,294)	1,724
Loss on sale or write down of assets, net—consolidated assets	3,867	9,059	40,570	15,375
Add: noncontrolling interests share of loss on sale or write down of assets—consolidated assets	—	(3,369)	—	(3,369)
Add: gain on sale of undepreciated assets—consolidated assets	40	—	40	534
Less: loss on write-down of non-real estate assets—consolidated assets	(2,793)	—	(2,793)	—
Loss on sale or write down of assets—unconsolidated joint ventures, net(1)	6	313	6	384
Depreciation and amortization—consolidated assets	80,294	82,385	162,507	163,853
Less: noncontrolling interests in depreciation and amortization—consolidated assets	(3,828)	(3,676)	(7,617)	(7,321)
Depreciation and amortization—unconsolidated joint ventures(1)	46,418	51,207	95,927	96,205
Less: depreciation on personal property	(3,876)	(3,934)	(8,202)	(7,799)
FFO attributable to common stockholders and unit holders—basic and diluted	93,161	148,866	261,550	283,144
Financing expense in connection with Chandler Freehold	(32,626)	(15,225)	(78,333)	(27,569)
FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold—basic and diluted	60,535	133,641	183,217	255,575
Loss on extinguishment of debt, net—consolidated assets	—	—	—	351
FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold and loss on extinguishment of debt, net—basic and diluted	$60,535	$133,641	$183,217	$255,926
Weighted average number of FFO shares outstanding for:
FFO attributable to common stockholders and unit holders—basic(2)	154,606	151,760	153,260	151,718
Adjustments for impact of dilutive securities in computing FFO—diluted:
Share and unit based compensation plans	—	—	—	—
Weighted average number of FFO shares outstanding for FFO attributable to common stockholders and unit holders—basic and diluted(2)	154,606	151,760	153,260	151,718

(1)     Unconsolidated joint ventures are presented at the Company's pro rata share.
(2)     Calculated based upon basic net income as adjusted to reach basic FFO. Includes 10.5 million and 10.4 million OP Units for the three and six months ended June 30, 2020 and 2019, respectively.
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
The following table sets forth information as of June 30, 2020 concerning the Company's long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the twelve months ending June 30,
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long-term debt:
Fixed rate	$588,325	$760,830	$25,846	$6,995	$378,269	$2,601,463	$4,361,728	$4,405,204
Average interest rate	4.56%	4.20%	4.15%	3.49%	4.05%	3.79%	3.99%
Floating rate	130,000	1,080,000	300,000	—	—	—	1,510,000	1,507,380
Average interest rate	2.32%	1.75%	1.54%	—%	—%	—%	1.76%
Total debt—Consolidated Centers	$718,325	$1,840,830	$325,846	$6,995	$378,269	$2,601,463	$5,871,728	$5,912,584
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long-term debt (at Company's pro rata share):
Fixed rate	$151,843	$47,609	$646,509	$403,124	$34,174	$1,739,667	$3,022,926	$3,078,118
Average interest rate	3.80%	3.73%	3.47%	4.11%	3.84%	3.88%	3.81%
Floating rate	—	36,183	150,500	9,691	1,411	—	197,785	197,709
Average interest rate	—%	2.17%	2.17%	2.03%	2.06%	—%	2.16%
Total debt—Unconsolidated Joint Venture Centers	$151,843	$83,792	$797,009	$412,815	$35,585	$1,739,667	$3,220,711	$3,275,827
The consolidated Centers' total fixed rate debt at June 30, 2020 and December 31, 2019 was $4.4 billion. The average interest rate on the fixed rate debt at June 30, 2020 and December 31, 2019 was 3.99%. The consolidated Centers' total floating rate debt at June 30, 2020 and December 31, 2019 was $1.5 billion and $850.0 million, respectively. The average interest rate on the floating rate debt at June 30, 2020 and December 31, 2019 was 1.76% and 3.36%, respectively.
The Company's pro rata share of the unconsolidated joint venture Centers' fixed rate debt at June 30, 2020 and December 31, 2019 was $3.0 billion. The average interest rate on the fixed rate debt at June 30, 2020 and December 31, 2019 was 3.81%. The Company's pro rata share of the unconsolidated joint venture Centers' floating rate debt at June 30, 2020 and December 31, 2019 was $197.8 million and $196.1 million, respectively. The average interest rate on the floating rate debt at June 30, 2020 and December 31, 2019 was 2.16% and 3.69%, respectively.
The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value. Interest rate cap agreements offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements effectively replace a floating rate on the notional amount with a fixed rate as noted above. As of June 30, 2020, the Company has one interest rate cap agreement and four interest rate swap agreements in place (See Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements).
In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $17.1 million per year based on $1.7 billion of floating rate debt outstanding at June 30, 2020.

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
Item 4. Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of June 30, 2020, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
The outbreak of the novel coronavirus ("COVID-19") has caused, and could continue to cause, disruptions in the U.S., regional and global economies and has impacted, and could continue to materially and adversely impact, our financial condition and results of operations and the financial condition and results of operations of our tenants.
In March 2020, the World Health Organization declared COVID-19 a global pandemic. COVID-19 has caused, and could continue to cause, widespread disruptions to the United States and global economy and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak is continually evolving and, as additional cases of the virus are identified, many countries, including the United States, have reacted by instituting quarantines, restrictions on travel and/or mandatory closures of businesses. Certain states and cities, including where the Centers are located, have also reacted by instituting quarantines, restrictions on travel, “stay-at-home” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue.
The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact, as well as the effect of any relaxation of current restrictions, all of which could vary by geographic region in which our properties are located, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of COVID-19. Nevertheless, COVID-19 has, and may continue to, adversely affect our business, financial condition and results of operations, and it may also have the effect of heightening many of the risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, including:
•a complete or partial closure of, or other operational issues at, one or more of our Centers resulting from government or tenant action, including continued delays in re-opening or subsequent closures of previously re-opened Centers, which has adversely affected, and is expected to continue to adversely effect, our operations and those of our tenants;
•reduced economic activity impacting the businesses, financial condition and liquidity of our tenants, which has caused and could continue to cause, one or more of our tenants, including one or more of our Anchors, or one or more of our joint venture partners, to be unable to meet their obligations to us in full, or at all, to otherwise seek modifications of such obligations, including, in the case of our tenants, deferrals or reductions of rental payments, or to declare bankruptcy;
•decreased levels of consumer spending and consumer confidence during the pandemic, as well as a decrease in traffic at our Centers once re-opened, which could affect the ability of the Centers to generate sufficient revenues to meet operating and other expenses in the short-term and accelerate a shift to online retail shopping, which, if sustained could result in prolonged decreases in revenue at the Centers even after the immediate impact of the pandemic is resolved;
•inability to renew leases, lease vacant space, including vacant space from tenant bankruptcies and defaults, or re-let space as leases expire on favorable terms, or at all, which could result in lower rental payments or reduced occupancy levels, or could cause interruptions or delays in the receipt of rental payments;
•a potential closure of Anchors at one or more of our properties, which could trigger co-tenancy lease clauses within one or more of our leases at such properties and lead to a decline in revenue and occupancy;
•state, local or industry-initiated efforts, such as a rent freeze for tenants or a suspension of a landlord’s ability to enforce evictions, which may affect our ability to collect rent or enforce remedies for the failure to pay rent;
•disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which could make it difficult for us to access debt and equity capital on attractive terms, or at all, and impact our ability to fund business activities and repay debt on a timely basis;
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
•the potential that we may further reduce our dividend and/or pay future dividends at least partially in our stock instead of in cash, in which case stockholders may be required to pay U.S. federal income taxes in excess of the cash dividends they receive;
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
•uncertainty as to whether government authorities will maintain the relaxation of current restrictions on businesses in the regions in which our properties are located, if such restrictions have been relaxed at all, and whether government authorities will impose (or suggest) requirements on landlords, such as us, to further enhance health and safety protocols, or whether we will voluntarily adopt any such requirements ourselves, which could result in increased operating costs and demands on our property management teams to ensure compliance with any such requirements; and
•limited access to our facilities, management, tenants, support staff and professional advisors, which could hamper our ability to comply with regulatory obligations and prevent us from conducting our business as efficiently and effectively as we otherwise would.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
On April 7, 2020, the Company, as general partner of the Operating Partnership, issued 82,856 shares of common stock of the Company upon the redemption of 82,856 common partnership units of the Operating Partnership. These shares of common stock were issued in a private placement to a limited partner of the Operating Partnership, who is an accredited investor, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2020 to April 30, 2020	—	$—	—	$278,707,048
May 1, 2020 to May 31, 2020	—	—	—	$278,707,048
June 1, 2020 to June 30, 2020	—	—	—	$278,707,048
Total	—	$—	—
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

3.2	Amended and Restated Bylaws of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date April 24, 2019).
31.1	Section 302 Certification of Thomas O'Hern, Chief Executive Officer
31.2	Section 302 Certification of Scott Kingsmore, Chief Financial Officer
32.1*	Section 906 Certifications of Thomas O'Hern and Scott Kingsmore
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Description
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).

* Furnished herewith.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MACERICH COMPANY
		By:	/s/ SCOTT W. KINGSMORE
Scott W. Kingsmore
Senior Executive Vice President, Treasurer and Chief Financial Officer
Date:	August 10, 2020		(Principal Financial Officer)