Form 10-Q
period 2020-09-30
MACERICH CO
filed 2020-11-06
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
Number of shares outstanding as of November 5, 2020 of the registrant's common stock, par value $0.01 per share: 149,472,431 shares

THE MACERICH COMPANY
FORM 10-Q

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS:
Property, net	$6,438,248	$6,643,513
Cash and cash equivalents	528,431	100,005
Restricted cash	13,370	14,211
Tenant and other receivables, net	234,934	144,035
Right-of-use assets, net	134,663	148,087
Deferred charges and other assets, net	247,127	277,866
Due from affiliates	16,628	6,157
Investments in unconsolidated joint ventures	1,569,887	1,519,697
Total assets	$9,183,288	$8,853,571
LIABILITIES AND EQUITY:
Mortgage notes payable	$4,373,710	$4,392,599
Bank and other notes payable	1,477,549	817,377
Accounts payable and accrued expenses	71,939	51,027
Lease liabilities	106,803	114,201
Other accrued liabilities	220,651	265,595
Distributions in excess of investments in unconsolidated joint ventures	106,992	107,902
Financing arrangement obligation	177,107	273,900
Total liabilities	6,534,751	6,022,601
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 149,638,280 and 141,407,650 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1,496	1,414
Additional paid-in capital	4,600,470	4,583,911
Accumulated deficit	(2,126,749)	(1,944,012)
Accumulated other comprehensive loss	(10,889)	(9,051)
Total stockholders' equity	2,464,328	2,632,262
Noncontrolling interests	184,209	198,708
Total equity	2,648,537	2,830,970
Total liabilities and equity	$9,183,288	$8,853,571
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Leasing revenue	$175,506	$214,260	$554,981	$636,290
Other	4,334	6,889	16,595	20,054
Management Companies	6,004	9,978	19,807	29,277
Total revenues	185,844	231,127	591,383	685,621
Expenses:
Shopping center and operating expenses	64,680	69,328	192,538	203,024
Leasing expenses	5,544	7,162	19,622	22,344
Management Companies' operating expenses	13,031	15,514	45,697	50,220
REIT general and administrative expenses	7,589	5,285	22,652	16,835
Depreciation and amortization	78,605	82,787	241,112	246,640
	169,449	180,076	521,621	539,063
Interest (income) expense:
Related parties	(15,502)	(36,059)	(92,552)	(59,749)
Other	52,686	50,858	157,844	150,014
	37,184	14,799	65,292	90,265
Loss on extinguishment of debt, net	—	—	—	351
Total expenses	206,633	194,875	586,913	629,679
Equity in (loss) income of unconsolidated joint ventures	(12,513)	14,582	(16,988)	34,082
Income tax (expense) benefit	(1,106)	(678)	684	(1,703)
Gain (loss) on sale or write down of assets, net	11,786	(131)	(28,784)	(15,506)
Net (loss) income	(22,622)	50,025	(40,618)	72,815
Less net (loss) income attributable to noncontrolling interests	(431)	3,654	(833)	2,886
Net (loss) income attributable to the Company	$(22,191)	$46,371	$(39,785)	$69,929
Earnings per common share—attributable to common stockholders:
Basic	$(0.15)	$0.33	$(0.28)	$0.49
Diluted	$(0.15)	$0.33	$(0.28)	$0.49
Weighted average number of common shares outstanding:
Basic	149,626,000	141,368,000	145,071,000	141,325,000
Diluted	149,626,000	141,368,000	145,071,000	141,325,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(22,622)	$50,025	$(40,618)	$72,815
Other comprehensive (loss) income:
Interest rate cap/swap agreements	2,812	(154)	(1,838)	(6,480)
Comprehensive (loss) income	(19,810)	49,871	(42,456)	66,335
Less net (loss) income attributable to noncontrolling interests	(431)	3,654	(833)	2,886
Comprehensive (loss) income attributable to the Company	$(19,379)	$46,217	$(41,623)	$63,449
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)
Three Months Ended September 30, 2020 and 2019

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at July 1, 2020	149,601,164	$1,496	$4,596,684	$(2,082,082)	$(13,701)	$2,502,397	$186,162	$2,688,559
Net loss	—	—	—	(22,191)	—	(22,191)	(431)	(22,622)
Interest rate cap/swap agreements	—	—	—	—	2,812	2,812	—	2,812
Amortization of share and unit-based plans	16,903	—	4,123	—	—	4,123	—	4,123
Distributions paid ($0.15 per share)	—	—	—	(22,476)	—	(22,476)	—	(22,476)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,174)	(2,174)
Contributions from noncontrolling interests	—	—	—	—	—	—	325	325
Conversion of noncontrolling interests to common shares	20,213	—	409	—	—	409	(409)	—
Redemption of noncontrolling interests	—	—	12	—	—	12	(22)	(10)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(758)	—	—	(758)	758	—
Balance at September 30, 2020	149,638,280	$1,496	$4,600,470	$(2,126,749)	$(10,889)	$2,464,328	$184,209	$2,648,537

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at July 1, 2019	141,364,568	$1,413	$4,578,620	$(1,805,097)	$(10,792)	$2,764,144	$205,226	$2,969,370
Net income	—	—	—	46,371	—	46,371	3,654	50,025
Interest rate cap/swap agreements	—	—	—	—	(154)	(154)	—	(154)
Amortization of share and unit-based plans	6,157	—	3,315	—	—	3,315	—	3,315
Distributions declared ($0.75 per share)	—	—	—	(106,081)	—	(106,081)	—	(106,081)
Distributions to noncontrolling interests	—	—	—	—	—	—	(8,742)	(8,742)
Contributions from noncontrolling interests	—	—	—	—	—	—	50	50
Redemption of noncontrolling interests	—	—	(6)	—	—	(6)	(8)	(14)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(378)	—	—	(378)	378	—
Balance at September 30, 2019	141,370,725	$1,413	$4,581,551	$(1,864,807)	$(10,946)	$2,707,211	$200,558	$2,907,769

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)
Nine Months Ended September 30, 2020 and 2019

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2020	141,407,650	$1,414	$4,583,911	$(1,944,012)	$(9,051)	$2,632,262	$198,708	$2,830,970
Net loss	—	—	—	(39,785)	—	(39,785)	(833)	(40,618)
Interest rate cap/swap agreements	—	—	—	—	(1,838)	(1,838)	—	(1,838)
Amortization of share and unit-based plans	142,991	1	13,935	—	—	13,936	—	13,936
Employee stock purchases	141,568	1	851	—	—	852	—	852
Distributions paid ($1.00 per share)	—	—	—	(142,952)	—	(142,952)	—	(142,952)
Stock dividend	7,759,280	78	(78)	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(12,235)	(12,235)
Contributions from noncontrolling interests	—	—	—	—	—	—	450	450
Conversion of noncontrolling interests to common shares	186,791	2	12,084	—	—	12,086	(12,086)	—
Redemption of noncontrolling interests	—	—	25	—	—	25	(53)	(28)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(10,258)	—	—	(10,258)	10,258	—
Balance at September 30, 2020	149,638,280	$1,496	$4,600,470	$(2,126,749)	$(10,889)	$2,464,328	$184,209	$2,648,537

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2019	141,221,712	$1,412	$4,567,643	$(1,614,357)	$(4,466)	$2,950,232	$238,200	$3,188,432
Net income	—	—	—	69,929	—	69,929	2,886	72,815
Cumulative effect of adoption of ASC 842	—	—	—	(2,203)	—	(2,203)	—	(2,203)
Interest rate cap/swap agreements	—	—	—	—	(6,480)	(6,480)	—	(6,480)
Amortization of share and unit-based plans	101,213	1	13,352	—	—	13,353	—	13,353
Employee stock purchases	26,800	—	819	—	—	819	—	819
Distributions declared ($2.25 per share)	—	—	—	(318,176)	—	(318,176)	—	(318,176)
Distributions to noncontrolling interests	—	—	—	—	—	—	(41,200)	(41,200)
Contributions from noncontrolling interests	—	—	—	—	—	—	460	460
Conversion of noncontrolling interests to common shares	21,000	—	1,005	—	—	1,005	(1,005)	—
Redemption of noncontrolling interests	—	—	(26)	—	—	(26)	(25)	(51)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(1,242)	—	—	(1,242)	1,242	—
Balance at September 30, 2019	141,370,725	$1,413	$4,581,551	$(1,864,807)	$(10,946)	$2,707,211	$200,558	$2,907,769

 The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(40,618)	$72,815
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on extinguishment of debt, net	—	351
Loss on sale or write down of assets, net	28,784	15,506
Depreciation and amortization	246,500	251,946
Amortization of premium on mortgage notes payable	(695)	(696)
Amortization of share and unit-based plans	10,990	9,755
Straight-line rent and amortization of above and below market leases	(3,917)	(12,447)
Provision for doubtful accounts	39,248	6,767
Income tax (benefit) expense	(684)	1,703
Equity in loss (income) of unconsolidated joint ventures	16,988	(34,082)
Distributions of income from unconsolidated joint ventures	—	844
Change in fair value of financing arrangement obligation	(96,793)	(70,977)
Changes in assets and liabilities, net of dispositions:
Tenant and other receivables	(124,004)	4,683
Other assets	5,470	3,942
Due from affiliates	(11,628)	10,424
Accounts payable and accrued expenses	27,173	13,105
Other accrued liabilities	(31,687)	(1,662)
Net cash provided by operating activities	65,127	271,977
Cash flows from investing activities:
Development, redevelopment, expansion and renovation of properties	(46,421)	(104,905)
Property improvements	(18,005)	(21,114)
Proceeds from repayment of notes receivable	—	65,791
Deferred leasing costs	(2,247)	(10,885)
Distributions from unconsolidated joint ventures	28,178	235,811
Contributions to unconsolidated joint ventures	(100,618)	(149,368)
Proceeds from sale of assets	16,315	1,245
Net cash (used in) provided by investing activities	(122,798)	16,575

THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands) (Unaudited)
	For the Nine Months Ended September 30,
	2020	2019
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	660,000	1,076,000
Payments on mortgages, bank and other notes payable	(20,830)	(1,016,099)
Payment on financing arrangement obligation	—	(27,945)
Deferred financing costs	(2,582)	(2,921)
Proceeds from finance lease	4,115	—
Payments on finance leases	(1,534)	(1,472)
Proceeds from share and unit-based plans	852	819
Redemption of noncontrolling interests	(28)	(51)
Contribution from noncontrolling interests	450	460
Dividends and distributions	(155,187)	(359,376)
Net cash provided by (used in) financing activities	485,256	(330,585)
Net increase (decrease) in cash, cash equivalents and restricted cash	427,585	(42,033)
Cash, cash equivalents and restricted cash, beginning of period	114,216	149,301
Cash, cash equivalents and restricted cash, end of period	$541,801	$107,268
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$137,992	$156,700
Non-cash investing and financing transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$18,549	$43,348
Conversion of Operating Partnership Units to common stock	$12,086	$1,005
Stock dividend	$56,609	$—
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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of September 30, 2020, the Company was the sole general partner of and held a 93% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
The Operating Partnership's consolidated VIEs included the following assets and liabilities:

	September 30, 2020	December 31, 2019
Assets:
Property, net	$251,668	$254,071
Other assets	27,954	30,049
Total assets	$279,622	$284,120
Liabilities:
Mortgage notes payable	$219,209	$219,140
Other liabilities	22,661	32,101
Total liabilities	$241,870	$251,241
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

	For the Nine Months Ended September 30,
	2020	2019
Beginning of period
Cash and cash equivalents	$100,005	$102,711
Restricted cash	14,211	46,590
Cash, cash equivalents and restricted cash	$114,216	$149,301
End of period
Cash and cash equivalents	$528,431	$98,309
Restricted cash	13,370	8,959
Cash, cash equivalents and restricted cash	$541,801	$107,268

COVID-19 Pandemic:
In March 2020, the novel coronavirus ("COVID-19") outbreak was declared a pandemic by the World Health Organization. As a result, all of the markets that the Company operates in were subject to stay-at-home orders, and the majority of its properties were temporarily closed in part or completely. All of the Company’s properties are now open and operating, including the two malls in New York City, which re-opened in early September 2020 after being closed since March 2020, and nine indoor California malls that had previously re-opened in May and early June 2020, but were closed for a second time in July 2020 pursuant to a statewide mandate. Six of the nine California malls re-opened in late August 2020 and three re-opened on October 7, 2020. The Company continues to work with all of its stakeholders to mitigate the impact of COVID-19.
COVID-19 Lease Accounting:
In April 2020, the Financial Accounting Standards Board issued a Staff Question-and-Answer (“Q&A”) to clarify whether lease concessions related to the effects of COVID-19 require the application of the lease modification guidance under Accounting Standards Codification ("ASC") 842, "Leases" ("the lease modification accounting framework"). Under ASC 842, the Company would have to determine, on a lease-by-lease basis, if a lease concession was the result of a new arrangement reached with the tenant or an enforceable right and obligation within the existing lease. The Q&A allows for the bypass of a lease-by-lease analysis, and allows the Company to elect to either apply the lease modification accounting framework or not to all of its lease concessions with similar characteristics and circumstances. The Company has elected to apply the lease modification accounting framework to lease concessions that include the abatement of rent in its consolidated financial statements for the three and nine months ended September 30, 2020.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

3. Earnings Per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of EPS for the three and nine months ended September 30, 2020 and 2019 (shares in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator
Net (loss) income	$(22,622)	$50,025	$(40,618)	$72,815
Less net (loss) income attributable to noncontrolling interests	(431)	3,654	(833)	2,886
Net (loss) income attributable to the Company	(22,191)	46,371	(39,785)	69,929
Allocation of earnings to participating securities	(215)	(297)	(834)	(869)
Numerator for basic and diluted EPS—net (loss) income attributable to common stockholders	$(22,406)	$46,074	$(40,619)	$69,060
Denominator
Denominator for basic and diluted EPS—weighted average number of common shares outstanding(1)	149,626	141,368	145,071	141,325
EPS—net (loss) income attributable to common stockholders
Basic and diluted	$(0.15)	$0.33	$(0.28)	$0.49
(1)     Diluted EPS excludes 103,235 and 90,619 convertible preferred partnership units for the three months ended September 30, 2020 and 2019, respectively, and 96,144 and 90,619 for the nine months ended September 30, 2020 and 2019, respectively, as their impact was antidilutive. Diluted EPS also excludes 10,883,761 and 10,415,238 Operating Partnership units ("OP Units") for the three months ended September 30, 2020 and 2019, respectively, and 10,622,971 and 10,415,234 OP Units for the nine months ended September 30, 2020 and 2019, respectively, as their impact was antidilutive.

4. Investments in Unconsolidated Joint Ventures:
The Company has made the following recent financings of its unconsolidated joint ventures:
On February 22, 2019, the Company’s joint venture in The Shops at Atlas Park entered into an agreement to increase the total borrowing capacity of the existing loan on the property from $57,751 to $80,000, and to extend the maturity date to October 28, 2021, including extension options. Concurrent with the loan modification, the joint venture borrowed an additional $18,379. The Company used its $9,189 share of the additional proceeds to pay down its line of credit and for general corporate purposes.
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
On October 17, 2019, the Company’s joint venture in West Acres placed a construction loan on the property that allows for borrowing of up to $6,500, bears interest at an effective rate of 3.72% and matures on October 10, 2029. The joint venture intends to use the proceeds from the loan to fund the expansion of the property.

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
Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	September 30, 2020	December 31, 2019
Assets(1):
Property, net	$9,403,481	$9,424,591
Other assets	845,320	772,116
Total assets	$10,248,801	$10,196,707
Liabilities and partners' capital(1):
Mortgage and other notes payable	$6,170,353	$6,144,685
Other liabilities	501,544	565,412
Company's capital	1,923,794	1,904,145
Outside partners' capital	1,653,110	1,582,465
Total liabilities and partners' capital	$10,248,801	$10,196,707
Investments in unconsolidated joint ventures:
Company's capital	$1,923,794	$1,904,145
Basis adjustment(2)	(460,899)	(492,350)
	$1,462,895	$1,411,795

Assets—Investments in unconsolidated joint ventures	$1,569,887	$1,519,697
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(106,992)	(107,902)
	$1,462,895	$1,411,795

(1)     These amounts include assets of $2,891,122 and $2,932,401 of Pacific Premier Retail LLC (the "PPR Portfolio") as of September 30, 2020 and December 31, 2019, respectively, and liabilities of $1,708,455 and $1,732,976 of the PPR Portfolio as of September 30, 2020 and December 31, 2019, respectively.
(2)     The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $3,361 and $5,354 for the three months ended September 30, 2020 and 2019, respectively, and $11,089 and $15,164 for the nine months ended September 30, 2020 and 2019, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)
Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	PPR Portfolio	Other Joint Ventures	Total
Three Months Ended September 30, 2020
Revenues:
Leasing revenue	$36,043	$155,133	$191,176
Other	257	5,671	5,928
Total revenues	36,300	160,804	197,104
Expenses:
Shopping center and operating expenses	9,678	61,457	71,135
Leasing expenses	266	877	1,143
Interest expense	16,267	37,805	54,072
Depreciation and amortization	24,819	73,884	98,703
Total operating expenses	51,030	174,023	225,053
(Loss) gain on sale or write down of assets, net	(120)	4	(116)
Net loss	$(14,850)	$(13,215)	$(28,065)
Company's equity in net loss	$(6,511)	$(6,002)	$(12,513)
Three Months Ended September 30, 2019
Revenues:
Leasing revenue	$46,308	$169,132	$215,440
Other	668	15,648	16,316
Total revenues	46,976	184,780	231,756
Expenses:
Shopping center and operating expenses	9,289	58,658	67,947
Leasing expenses	407	1,750	2,157
Interest expense	16,926	36,021	52,947
Depreciation and amortization	25,260	63,683	88,943
Total operating expenses	51,882	160,112	211,994
Gain on sale or write down of assets, net	5	—	5
Net (loss) income	$(4,901)	$24,668	$19,767
Company's equity in net (loss) income	$(409)	$14,991	$14,582

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

	PPR Portfolio	Other Joint Ventures	Total
Nine Months Ended September 30, 2020
Revenues:
Leasing revenue	$133,226	$466,830	$600,056
Other	559	12,162	12,721
Total revenues	133,785	478,992	612,777
Expenses:
Shopping center and operating expenses	27,562	176,119	203,681
Leasing expenses	1,031	3,002	4,033
Interest expense	48,724	112,736	161,460
Depreciation and amortization	78,000	208,341	286,341
Total operating expenses	155,317	500,198	655,515
Loss on sale or write down of assets, net	(120)	(9)	(129)
Net loss	$(21,652)	$(21,215)	$(42,867)
Company's equity in net loss	$(5,510)	$(11,478)	$(16,988)
Nine Months Ended September 30, 2019
Revenues:
Leasing revenue	$137,674	$514,929	$652,603
Other	1,285	40,809	42,094
Total revenues	138,959	555,738	694,697
Expenses:
Shopping center and operating expenses	27,431	177,373	204,804
Leasing expenses	1,247	5,112	6,359
Interest expense	50,920	110,614	161,534
Depreciation and amortization	75,506	205,016	280,522
Total operating expenses	155,104	498,115	653,219
Loss on sale or write down of assets, net	(400)	(280)	(680)
Net (loss) income	$(16,545)	$57,343	$40,798
Company's equity in net (loss) income	$(2,139)	$36,221	$34,082

Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
5. Derivative Instruments and Hedging Activities:
The Company uses an interest rate cap and four interest rate swap agreements to manage the interest rate risk of its floating rate debt. The Company recorded other comprehensive income (loss) related to the marking-to-market of derivative instruments of $2,812 and $(154) for the three months ended September 30, 2020 and 2019, respectively, and $(1,838) and $(6,480) for the nine months ended September 30, 2020 and 2019, respectively.
The following derivatives were outstanding at September 30, 2020:

					Fair Value
Property	Notional Amount	Product	LIBOR Rate	Maturity	September 30, 2020	December 31, 2019
Santa Monica Place	$300,000	Cap	4.00%	12/9/2020	$—	$—
The Macerich Partnership, L.P.	$400,000	Swaps	2.85%	9/30/2021	$(10,889)	$(9,051)
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
6. Property, net:
Property, net consists of the following:

	September 30, 2020	December 31, 2019
Land	$1,505,884	$1,520,678
Buildings and improvements	6,423,949	6,389,458
Tenant improvements	731,475	726,533
Equipment and furnishings(1)	198,313	230,215
Construction in progress	81,735	126,165
	8,941,356	8,993,049
Less accumulated depreciation(1)	(2,503,108)	(2,349,536)
	$6,438,248	$6,643,513
(1)      Equipment and furnishings and accumulated depreciation include the cost and accumulated amortization of ROU assets in connection with finance leases at September 30, 2020 and December 31, 2019 (See Note 8—Leases).
Depreciation expense was $71,250 and $72,519 for the three months ended September 30, 2020 and 2019, respectively, and $216,455 and $214,689 for the nine months ended September 30, 2020 and 2019, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
6. Property, net: (Continued)

The gain (loss) on sale or write-down of assets, net for the three and nine months ended September 30, 2020 and 2019 consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Write-down of assets(1)	(1,505)	(212)	$(42,115)	$(16,121)
Gain on land sales(2)	13,291	81	13,331	615
	$11,786	$(131)	$(28,784)	$(15,506)

(1)      Includes impairment losses of $30,063 on Wilton Mall and $6,640 on Paradise Valley Mall during the nine months ended September 30, 2020 and a loss of $1,361 and $4,154 on the write-down of non-real estate assets during the three and nine months ended September 30, 2020, respectively. The impairment losses were due to the reduction of the estimated holding periods of the properties. The remaining amounts for the three and nine months ended September 30, 2020 and 2019 mainly pertain to the write off of development costs.
(2) Includes noncontrolling interest of $929 for the three and nine months ended September 30, 2020.
The following table summarizes certain of the Company's assets that were measured on a nonrecurring basis as a result of the impairment losses recorded for the nine months ended September 30, 2020, as described above:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets	Significant Other Unobservable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
September 30, 2020	$140,000	$—	$140,000	$—
The fair values relating to the impairments were based on sales contracts and are classified within Level 2 of the fair value hierarchy.

7. Tenant and Other Receivables, net:
Included in tenant and other receivables, net is an allowance for doubtful accounts of $38,205 and $4,836 at September 30, 2020 and December 31, 2019, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $1,654 and $9,618 at September 30, 2020 and December 31, 2019, respectively, and a deferred rent receivable due to straight-line rent adjustments of $88,160 and $82,214 at September 30, 2020 and December 31, 2019, respectively.
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
8. Leases: (Continued)

The following table summarizes the components of leasing revenue for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Leasing revenue—fixed payments	$138,843	$159,356	$455,925	$482,194
Leasing revenue—variable payments	47,220	57,838	138,304	160,863
Provision for doubtful accounts	(10,557)	(2,934)	(39,248)	(6,767)
	$175,506	$214,260	$554,981	$636,290

The following table summarizes the future rental payments to the Company:

Twelve months ending September 30,
2021	$403,464
2022	357,085
2023	310,769
2024	257,487
2025	204,648
Thereafter	556,607
$2,090,060

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
The following table summarizes the lease costs for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease costs	$3,788	$3,466	$11,427	$12,675
Finance lease costs:
Amortization of ROU assets	477	475	1,428	1,407
Interest on lease liabilities	131	145	415	453
	$4,396	$4,086	$13,270	$14,535

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
8. Leases: (Continued)

The following table summarizes the future rental payments required under the leases:

	September 30, 2020		December 31, 2019
Year ending December 31,	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2020	$4,682	$2,043	$17,149	$2,106
2021	17,004	10,784	17,004	10,441
2022	16,867	2,762	16,867	2,418
2023	11,055	344	11,055	—
2024	9,068	3,085	9,068	—
Thereafter	131,347	—	131,347	—
Total undiscounted rental payments	190,023	19,018	202,490	14,965
Less imputed interest	(99,597)	(2,641)	(102,085)	(1,169)
Total lease liabilities	$90,426	$16,377	$100,405	$13,796
Weighted average remaining term	31.8 years	2.1 years	31.0 years	1.6 years
Weighted average incremental borrowing rate	7.8%	3.7%	7.7%	4.2%

9. Deferred Charges and Other Assets, net:
Deferred charges and other assets, net consist of the following:

	September 30, 2020	December 31, 2019
Leasing	$162,606	$202,540
Intangible assets:
In-place lease values	56,269	78,171
Leasing commissions and legal costs	16,920	20,518
Above-market leases	55,119	59,916
Deferred tax assets	31,003	30,757
Deferred compensation plan assets	56,826	55,349
Other assets	53,896	60,475
	432,639	507,726
Less accumulated amortization(1)	(185,512)	(229,860)
	$247,127	$277,866

(1)   Accumulated amortization includes $48,549 and $66,322 relating to in-place lease values, leasing commissions and legal costs at September 30, 2020 and December 31, 2019, respectively. Amortization expense of in-place lease values, leasing commissions and legal costs was $1,930 and $3,467 for the three months ended September 30, 2020 and 2019, respectively, and $7,645 and $9,991 for the nine months ended September 30, 2020 and 2019, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
9. Deferred Charges and Other Assets, net: (Continued)
The allocated values of above-market leases and below-market leases consist of the following:

	September 30, 2020	December 31, 2019
Above-Market Leases
Original allocated value	$55,119	$59,916
Less accumulated amortization	(35,394)	(35,737)
	$19,725	$24,179
Below-Market Leases(1)
Original allocated value	$77,346	$90,790
Less accumulated amortization	(46,153)	(53,727)
	$31,193	$37,063

(1)   Below-market leases are included in other accrued liabilities.

10. Mortgage Notes Payable:
Mortgage notes payable at September 30, 2020 and December 31, 2019 consist of the following:

	Carrying Amount of Mortgage Notes(1)
Property Pledged as Collateral	September 30, 2020	December 31, 2019	Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Chandler Fashion Center(5)	$255,313	$255,174	4.18%	$875	2024
Danbury Fair Mall(6)	191,028	194,718	5.56%	1,538	2021
Fashion Outlets of Chicago	299,173	299,112	4.61%	1,145	2031
Fashion Outlets of Niagara Falls USA(7)	103,887	106,398	4.89%	727	2020
Freehold Raceway Mall(5)	398,503	398,379	3.94%	1,300	2029
Fresno Fashion Fair	323,808	323,659	3.67%	971	2026
Green Acres Commons(8)	129,617	128,926	2.87%	250	2021
Green Acres Mall	272,402	277,747	3.61%	1,447	2021
Kings Plaza Shopping Center	535,285	535,097	3.71%	1,629	2030
Oaks, The	186,005	187,142	4.14%	1,064	2022
Pacific View	115,745	118,202	4.08%	668	2022
Queens Center	600,000	600,000	3.49%	1,744	2025
Santa Monica Place(9)	298,379	297,817	1.75%	375	2022
SanTan Village Regional Center	219,209	219,140	4.34%	788	2029
Towne Mall	19,935	20,284	4.48%	117	2022
Tucson La Encantada	62,729	63,682	4.23%	368	2022
Victor Valley, Mall of	114,777	114,733	4.00%	380	2024
Vintage Faire Mall	247,915	252,389	3.55%	1,256	2026
	$4,373,710	$4,392,599

(1)The mortgage notes payable also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs were $13,403 and $16,042 at September 30, 2020 and December 31, 2019, respectively.
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
(6)On September 15, 2020, the Company closed on a loan extension agreement for Danbury Fair Mall. Under the extension agreement, the original loan maturity date of October 1, 2020 was extended to April 1, 2021. The loan amount and interest rate are unchanged following the extension.

(7)The loan includes unamortized debt premium of $77 and $773 at September 30, 2020 and December 31, 2019, respectively. The debt premium represents the excess of the fair value of the loan over the principal value of the loan assumed at acquisition and is amortized into interest expense over the remaining term of the loan in a manner that approximates the effective interest method. The Company has agreed to terms with the lender on a three-year extension to October 2023, and anticipates closing on the loan extension in the fourth quarter of 2020. The Company expects that the loan amount and interest rate will remain unchanged following the extension.
(8)The loan bears interest at LIBOR plus 2.15%. At September 30, 2020 and December 31, 2019, the total interest rate was 2.87% and 4.40%, respectively.
(9)The loan bears interest at LIBOR plus 1.35%. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 4% during the period ending December 9, 2020 (See Note 5—Derivative Instruments and Hedging Activities). At September 30, 2020 and December 31, 2019, the total interest rate was 1.75% and 3.34%, respectively.
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
Total interest expense capitalized was $1,313 and $2,704 for the three months ended ended September 30, 2020 and 2019, respectively, and $3,969 and $7,557 for the nine months ended September 30, 2020 and 2019, respectively.
The estimated fair value (Level 2 measurement) of mortgage notes payable at September 30, 2020 and December 31, 2019 was $4,418,624 and $4,427,790, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.
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
Based on the Company's leverage level as of September 30, 2020, the borrowing rate on the facility was LIBOR plus 1.65%. The Company has four interest rate swap agreements that effectively convert a total of $400,000 of the outstanding balance from floating rate debt of LIBOR plus 1.65% to fixed rate debt of 4.30% until September 30, 2021 (See Note 5—Derivative Instruments and Hedging Activities). As of September 30, 2020 and December 31, 2019, borrowings under the line of credit were $1,480,000 and $820,000, respectively, less unamortized deferred finance costs of $2,451 and $2,623, respectively, at a total interest rate of 2.65% and 3.92%, respectively. As of September 30, 2020 and December 31, 2019, the Company's availability under the line of credit for additional borrowings was $19,719 and $679,719, respectively. The estimated fair value (Level 2 measurement) of the line of credit at September 30, 2020 and December 31, 2019 was $1,488,379

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
11. Bank and Other Notes Payable: (Continued)
and $826,280, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
Prasada Note:
On March 29, 2013, the Company issued a $13,330 note payable that bore interest at 5.25% and was to mature on May 30, 2021. The note payable was collateralized by a portion of a development reimbursement agreement with the City of Surprise, Arizona. On October 7, 2019, the loan was paid off.
As of September 30, 2020 and December 31, 2019, the Company was in compliance with all applicable financial loan covenants.
12. Financing Arrangement:
On September 30, 2009, the Company formed a joint venture whereby a third party acquired a 49.9% interest in Chandler Fashion Center, a 1,318,000 square foot regional shopping center in Chandler, Arizona, and Freehold Raceway Mall, a 1,673,000 square foot regional shopping center in Freehold, New Jersey (collectively referred to herein as "Chandler Freehold"). As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the formation of Chandler Freehold, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The Company accounts for its investment in Chandler Freehold as a financing arrangement. The fair value (Level 3 measurement) of the financing arrangement obligation at September 30, 2020 and December 31, 2019 was based upon a terminal capitalization rate of 5.5% and 5.0%, respectively, a discount rate of 7.0% and 6.0%, respectively, and market rents per square foot of $35 to $105. The fair value of the financing arrangement obligation is sensitive to these significant unobservable inputs and a change in these inputs may result in a significantly higher or lower fair value measurement. Distributions to the partner, excluding distributions of excess loan proceeds, and changes in fair value of the financing arrangement obligation are recognized as interest (income) expense in the Company's consolidated statements of operations.
During the three and nine months ended September 30, 2020 and 2019, the Company incurred interest income in connection with the financing arrangement as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Distributions equal to the partner's share of net (loss) income	$(398)	$1,278	$885	$5,157
Distributions in excess of the partner's share of net income	398	2,118	3,356	6,071
Adjustment to fair value of financing arrangement obligation	(15,502)	(39,455)	(96,793)	(70,977)
	$(15,502)	$(36,059)	$(92,552)	$(59,749)
On June 27, 2019, the Company replaced the existing mortgage note payable on Chandler Fashion Center with a new $256,000 loan. In connection with the refinancing transaction, the Company distributed $27,945 of the excess loan proceeds to its joint venture partner, which was recorded as a reduction to the financing arrangement obligation.
13. Noncontrolling Interests:
The Company allocates net income of the Operating Partnership based on the weighted average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 93% ownership interest in the Operating Partnership as of September 30, 2020 and December 31, 2019. The remaining 7% limited partnership interest as of September 30, 2020 and December 31, 2019 was owned by certain of the Company's executive officers and directors, certain of their affiliates and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
13. Noncontrolling Interests: (Continued)
reported on the New York Stock Exchange for the 10 trading days ending on the respective balance sheet date. Accordingly, as of September 30, 2020 and December 31, 2019, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $76,170 and $277,524, respectively.
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
There were no repurchases under the Stock Buyback Program during the nine months ended September 30, 2020 or 2019. At September 30, 2020, there was $278,707 available under the Stock Buyback Program.
15. Commitments and Contingencies:
As of September 30, 2020, the Company was contingently liable for $40,914 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreements. At September 30, 2020, the Company had $1,947 in outstanding obligations, which it believes will be settled in the next twelve months.

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

The following are fees charged to unconsolidated joint ventures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Management fees	$4,285	$4,746	$13,066	$13,897
Development and leasing fees	1,443	4,288	5,838	11,094
	$5,728	$9,034	$18,904	$24,991

Interest income from related party transactions includes $15,502 and $36,059 for the three months ended September 30, 2020 and 2019, respectively, and $92,552 and $59,749 for the nine months ended September 30, 2020 and 2019, respectively, in connection with the Financing Arrangement (See Note 12—Financing Arrangement).
Due from affiliates includes $16,628 and $6,157 of unreimbursed costs and fees from unconsolidated joint ventures due to the Management Companies as of September 30, 2020 and December 31, 2019, respectively.
In addition, due from affiliates included a note receivable from RED/303 LLC ("RED") that bore interest at 5.25% and was to mature on May 30, 2021. Interest income earned on this note was $0 and $44 for the three months ended September 30, 2020 and 2019, respectively, and $0 and $138 for the nine months ended September 30, 2020 and 2019, respectively. On October 7, 2019, the note receivable was collected in full. RED is considered a related party because it is a partner in a joint venture development project. The note was collateralized by RED's membership interest in the development project.
Also included in due from affiliates was a note receivable from Lennar Corporation that bore interest at LIBOR plus 2% and was to mature upon the completion of certain milestones in connection with the development of Fashion Outlets of San Francisco. As a result of those milestones not being completed, the Company elected to terminate the development agreement and the note was collected in full on February 13, 2019. Interest income earned on this note was $0 and $1,112 for the nine months ended September 30, 2020 and 2019, respectively. Lennar Corporation was considered a related party because it was a joint venture partner in the project.
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
During the nine months ended September 30, 2020, the Company granted the following LTIP Units:

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
The following table summarizes the activity of the non-vested LTIP Units, phantom stock units and stock units:

	LTIP Units		Phantom Stock Units		Stock Units
	Units	Value(1)	Units	Value(1)	Units	Value(1)
Balance at January 1, 2020	616,219	$39.04	7,216	$43.29	199,987	$43.59
Granted	552,866	26.59	23,222	17.46	250,889	14.17
Vested	(4,872)	54.75	(20,948)	20.90	(111,856)	42.89
Forfeited	(6,714)	39.66	—	—	(3,102)	32.62
Balance at September 30, 2020	1,157,499	$33.03	9,490	$29.51	335,918	$21.95

(1) Value represents the weighted average grant date fair value.
The following table summarizes the activity of the stock options outstanding:

	Stock Options
	Units	Value(1)
Balance at January 1, 2020	35,565	$57.32
Granted(2)	1,950	54.34
Exercised	—	—
Balance at September 30, 2020	37,515	$54.34

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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
17. Share and Unit-Based Plans: (Continued)
The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
LTIP Units	$3,354	$2,498	$9,918	$8,859
Stock units	684	632	3,580	3,836
Stock options	—	—	—	51
Phantom stock units	85	185	438	607
	$4,123	$3,315	$13,936	$13,353
The Company capitalized share and unit-based compensation costs of $626 and $993 for the three months ended September 30, 2020 and 2019, respectively, and $2,946 and $3,598 for the nine months ended September 30, 2020 and 2019, respectively. Unrecognized compensation costs of share and unit-based plans at September 30, 2020 consisted of $6,395 from LTIP Units, $2,844 from stock units and $280 from phantom stock units.
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
The income tax provision of the TRSs are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Current	$—	$(89)	$439	$83
Deferred	(1,106)	(589)	245	(1,786)
Total income tax (expense) benefit	$(1,106)	$(678)	$684	$(1,703)
The net operating loss ("NOL") carryforwards generated through the 2017 tax year are scheduled to expire through 2037, beginning in 2025. Pursuant to the Tax Cuts and Jobs Act of 2017, NOLs generated in 2018 and subsequent tax years are carried forward indefinitely. The Coronavirus Aid, Relief and Economic Security Act removed the 80% of taxable income limitation, imposed by the Tax Cuts and Jobs Act, for NOLs generated in 2018, 2019 and 2020. Net deferred tax assets of $31,003 and $30,757 were included in deferred charges and other assets, net at September 30, 2020 and December 31, 2019, respectively.
The tax years 2017 through 2019 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next twelve months.
19. Subsequent Events:
On October 29, 2020, the Company's Board declared a dividend/distribution of $0.15 per share for common stockholders and OP Unitholders of record on November 9, 2020. All dividends/distributions will be paid 100% in cash on December 3, 2020.

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
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P. (the "Operating Partnership"). As of September 30, 2020, the Operating Partnership owned or had an ownership interest in 47 regional shopping centers, five community/power shopping centers and other assets aggregating approximately 51 million square feet of gross leasable area. These 52 regional and community/power shopping centers are referred to hereinafter as the "Centers," unless the context otherwise requires. The property management, leasing and redevelopment of the Company's portfolio is provided by the Company's seven management companies (collectively referred to herein as the "Management Companies"). The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Management Companies.

The following discussion is based primarily on the consolidated financial statements of the Company for the three and nine months ended September 30, 2020 and 2019. It compares the results of operations for the three months ended September 30, 2020 to the results of operations for the three months ended September 30, 2019. It also compares the results of operations and cash flows for the nine months ended September 30, 2020 to the results of operations and cash flows for the nine months ended September 30, 2019.
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
On September 15, 2020, the Company closed on a loan extension agreement for the $191.0 million loan on Danbury Fair Mall. Under the extension agreement, the original loan maturity date of October 1, 2020 was extended to April 1, 2021. The loan amount and interest rate are unchanged following the extension.
The Company’s joint venture has secured a commitment for a $95.0 million loan on Tysons VITA, the residential tower at Tysons Corner Center. This ten-year loan will bear interest only payments for the loan term at a fixed interest rate at 3.30%, and is expected to close in November 2020. The Company’s share of the proceeds will be approximately $47.0 million and will be used for general corporate purposes.

The Company has agreed to terms with the lender of the $103.9 million loan on Fashion Outlets of Niagara on a three-year extension to October 2023, and anticipates closing during the fourth quarter of 2020. The Company expects that the loan amount and interest rate will remain unchanged following the extension.
During the second quarter of 2020 and in July 2020, the Company secured agreements with its mortgage lenders on 19 mortgage loans to defer approximately $47.2 million of both second and third quarter of 2020 debt service payments at the Company’s pro rata share during the COVID-19 pandemic. Of the deferred payments, $8.8 million was repaid in the three months ended September 30, 2020, with an additional $28.1 million repayable by the end of 2020 and the balance repayable in the first quarter of 2021.
Redevelopment and Development Activities:
The Company's joint venture with Hudson Pacific Properties is redeveloping One Westside into 584,000 square feet of creative office space and 96,000 square feet of dining and entertainment space. The entire creative office space has been leased to Google and is expected to be completed in 2022. The total cost of the project is estimated to be between $500.0 million and $550.0 million, with $125.0 million to $137.5 million estimated to be the Company's pro rata share. The Company has funded $69.9 million of the total $279.7 million incurred by the joint venture as of September 30, 2020. The joint venture expects to fund the remaining costs of the development with its new $414.6 million construction loan (See "Financing Activities").
The Company has a 50/50 joint venture with Simon Property Group to develop Los Angeles Premium Outlets, a premium outlet center in Carson, California that is planned to open with approximately 400,000 square feet, followed by an additional 165,000 square feet in the second phase. The Company has funded $37.3 million of the total $74.5 million incurred by the joint venture as of September 30, 2020.
In connection with the closures and lease rejections of several Sears stores owned or partially owned by the Company, the Company anticipates spending between $130.0 million to $160.0 million at the Company’s pro rata share to redevelop the Sears stores. The anticipated openings of such redevelopments are expected to occur over several years. The estimated range of redevelopment costs could increase if the Company or its joint venture decides to expand the scope of the redevelopments. The Company has funded $36.5 million at its pro rata share as of September 30, 2020.
Other Transactions and Events:
In March 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. As a result, all of the markets that the Company operates in were subject to stay-at-home orders, and the majority of its properties were temporarily closed in part or completely. As of October 7, 2020, all of the Company’s properties are open and operating, including Queens Center and Kings Plaza in New York City, which re-opened in early September 2020 after being closed since March 2020, and nine indoor California malls that had previously re-opened in May and early June 2020, but were closed for a second time in July 2020 pursuant to a statewide mandate. Those nine indoor California malls include Fresno Fashion Fair, Inland Center, Pacific View, The Mall at Victor Valley, The Oaks and Vintage Faire Mall, each of which re-opened in late August 2020, and Lakewood Center, Los Cerritos Center and Stonewood Center, each of which re-opened on October 7, 2020.
The Company continues to work with all of its stakeholders to mitigate the impact of COVID-19. The Company has developed and implemented a long list of operational protocols based on Centers for Disease Control and Prevention recommendations designed to ensure the safety of its employees, tenants, service providers and shoppers. Those measures include among others: the use of sophisticated air filtration systems to increase air circulation and outside air flow and ventilation, significantly intensified cleaning and sanitizing procedures with special focus on high-touch and traffic areas, highly visible and accessible self-service sanitizing stations, providing masks at all properties as needed and requiring mask-wearing at nearly all properties in compliance with state and local requirements, touchless entries, social distance queuing including the use of digital technologies, path of travel guidelines including vertical transportation and deliveries, furniture placement and the use of sophisticated traffic-counting technology to ensure that its properties adhere to any relevant regulatory capacity constraints. The Company’s indoor properties feature vast interior common areas, most with two to three story ceiling clearances, ample floor space and a comfortable environment to practice effective social distancing even during peak retail periods. The Company provides round-the-clock security to enforce policies and regulations, to discourage congregation and to encourage proper distancing. Each property deploys robust messaging to inform all of the Company’s stakeholders of its operating standards and requirements within a multi-media platform that includes abundant on premise signage, digital and social messaging, and information within its property and corporate websites. The Company believes that, due to the quality of design and construction of its malls, it will be able to continue to provide a safe indoor environment for its employees, tenants, service providers and shoppers. Although the Company has incurred, and will continue to incur, some incremental costs associated with COVID-19 operating protocols and programs, these costs have not been, and are not anticipated to be, significant.

While the ultimate adverse impact of this outbreak is unknown at this time, the Company’s financial condition and the results of its operations have been negatively impacted, as certain tenants delayed rent payments during the third quarter of 2020 and some tenants have continued to request delayed or reduced rent payments for October and beyond. See "Outlook" in Results of Operations for a further discussion of the forward-looking impact of COVID-19 and the Company's strategic plan to mitigate the anticipated negative impact on its financial condition and results of operations.
In March 2020, the Company declared a reduced second quarter dividend of $0.50 per share of its common stock, which was paid on June 3, 2020 in a combination of cash and shares of common stock, at the election of the stockholder, subject to a limitation that the aggregate amount of cash payable to holders of the Company’s common stock would not exceed 20% of the aggregate amount of the dividend, or $0.10 per share, for all stockholders of record on April 22, 2020. The amount of the dividend represents a reduction from the Company’s first quarter dividend, and was paid in a combination of cash and shares of common stock to preserve liquidity in light of the impact and uncertainty arising out of the COVID-19 outbreak. On July 24, 2020, the Company declared a further reduced third quarter cash dividend of $0.15 per share of its common stock, which was paid in cash on September 8, 2020 to stockholders of record on August 19, 2020. On October 29, 2020, the Company's Board declared a fourth quarter cash dividend of $0.15 per share of its common stock, which will be paid on December 3, 2020 to stockholders of record on November 9, 2020. The Company may continue to pay dividends at reduced levels during 2021 and beyond to reduce leverage for the Company and to support the Company's redevelopment plans. The dividend amount will be reviewed by the Board on a quarterly basis. See “Liquidity and Capital Resources” for a further discussion of the Company’s anticipated liquidity needs, and the measures taken by the Company to meet those needs.
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
The Company records its Financing Arrangement (See Note 12—Financing Arrangement in the Company's Notes to the Consolidated Financial Statements) obligation at fair value on a recurring basis with changes in fair value being recorded as interest (income) expense in the Company’s consolidated statements of operations. The fair value is determined based on a discounted cash flow model, with the significant unobservable inputs including the multiple of net operating income, discount rate, and market rents. The fair value of the Financing Arrangement obligation is sensitive to these significant unobservable inputs and a change in these inputs may result in a significantly higher or lower fair value measurement.

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
For the comparison of the three and nine months ended September 30, 2020 to the three and nine months ended September 30, 2019, the Redevelopment Properties are Paradise Valley Mall and certain ground up developments. For the comparison of the three and nine months ended September 30, 2020 to the three and nine months ended September 30, 2019, there are no Disposition Properties.
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
Tenant sales per square foot decreased from $800 for the twelve months ended September 30, 2019 to $718 for the twelve months ended September 30, 2020. Given the widespread closure of the majority of the Company's tenants during April and portions of May through September 2020 as a result of COVID-19 (See "Other Transactions and Events" in Management's Overview and Summary), the tenant sales metric is computed to exclude the period of COVID-19 closure for each tenant. The leased occupancy rate decreased from 93.8% at September 30, 2019 to 90.8% at September 30, 2020. Releasing spreads remained positive as the Company was able to lease available space at higher average rents than the expiring rental rates, resulting in a releasing spread of $2.61 per square foot ($55.83 on new and renewal leases executed compared to $53.22 on leases expiring), representing a 4.9% increase for the trailing twelve months ended September 30, 2020. The Company continues to renew or replace leases that are scheduled to expire in 2020 and 2021, however, the Company cannot be certain of the impact that COVID-19 will have on its ability to sign, renew or replace leases expiring in 2020 or beyond. The leases that are scheduled to expire in the year 2020 represent 0.9 million square feet of the Centers, accounting for 14.0% of the gross leasable area ("GLA") of mall stores and freestanding stores within spaces less than or equal to 10,000 square feet. These calculations exclude Centers under development or redevelopment and property dispositions (See "Redevelopment and Development Activities" in Management's Overview and Summary), and include square footage of Centers owned by joint ventures at the Company’s share. As of September 30, 2020, the Company had entered into leases for approximately 70% of the square footage expiring in 2020, and was in the process of negotiating and documenting leases for an additional 16% of its square footage expiring in 2020. The Company has entered into 66 leases for new stores totaling over 350,000 square feet that have opened or are planned for opening in 2020. While there may be additional new store openings in 2020, any such leases are not yet executed. In total, the Company has entered into 190 leases for new stores that have yet to open, totaling over 1.7 million square feet. After speaking with each prospective tenant of such new stores, only nine tenants have currently indicated they no longer plan to or are uncertain about their ability to open their new store, which equates to only 62,000 square feet of the total 1.7 million square foot pipeline of new store leases. The balance of the 181 leases are planned to open primarily in 2020 and 2021.
During the trailing twelve months ended September 30, 2020, the Company signed 179 new leases and 404 renewal leases comprising approximately 2.2 million square feet of GLA, of which 1.4 million square feet is related to the consolidated Centers. The average tenant allowance was $19.18 per square foot. The majority of the Company's COVID-19 related lease amendments are excluded from these numbers.

Outlook
As a result of COVID-19 (See "Other Transactions and Events" in Management's Overview and Summary) and subsequent government mandates, all but a few of the Company’s Centers closed in March 2020, except for the continued operation of essential retail and services. In total, approximately 74% of the gross leasable area, which was previously occupied prior to the COVID-19 closures, was closed during this time. As of October 7, 2020, all of the Company’s properties are now open and operating, including Queens Center and Kings Plaza in New York City, which re-opened in early September 2020 after being closed since March 2020, and nine indoor California malls that had previously re-opened in May and early June 2020, but were closed for a second time in July 2020 pursuant to a statewide mandate. Those nine indoor California malls include Fresno Fashion Fair, Inland Center, Pacific View, The Mall at Victor Valley, The Oaks and Vintage Faire Mall, each of which re-opened in late August 2020, and Lakewood Mall, Los Cerritos Center and Stonewood Mall, each of which re-opened on October 7, 2020.
The Company collected approximately 61% of rents billed for the three months ended June 30, 2020, and 80% of rents billed for the three months ended September 30, 2020. The Company has collected approximately 81% of rents billed for October 2020. The Company continues to make meaningful progress in its negotiations with national and local tenants to secure rental payments, despite a significant portion of the Company’s tenants requesting rental assistance, whether in the form of deferral or rent reduction. For example (in each case, based on gross rent), of the nearly 200 national tenants in the Company’s portfolio, the Company has agreed to repayment terms with and/or received payments from approximately 76%, the Company is negotiating terms with another 17%, approximately 2% have filed bankruptcy and have either liquidated or plan to liquidate their entire store fleet and the balance are unresolved at this time. The lease amendments negotiated by the Company have resulted in a combination of rent payment deferrals extending into 2021 and rent abatements. The majority of the Company’s leases require continued payment of rent by the Company’s tenants during the period of government mandated closures caused by COVID-19. Many of the Company’s leases contain co-tenancy clauses, which provide for reduced rent and/or termination rights if Anchors close and/or occupancy falls below threshold levels. The Company does not believe that the temporary closures of Anchors or other tenants during the COVID-19 stay-at-home mandates have triggered co-tenancy clauses within its leases. However, the Company expects that certain Anchor or small tenant closures will become permanent following the re-opening of the Company's properties, and co-tenancy clauses within certain leases may be triggered as a result. The Company does not anticipate the negative impact of such clauses on lease revenue will be significant.
During 2020, there have been 39 bankruptcy filings involving the Company’s tenants, totaling 304 leases and involving approximately 6.0 million square feet and $83.9 million of annual leasing revenue at the Company’s share. The Company anticipates that there may likely be further bankruptcy filings by tenants at the Company’s properties, which are accelerated as a result of general conditions caused by COVID-19.
As previously disclosed by the Company in its prior filings with the SEC, the Company has submitted recovery claims under its insurance coverage due to business interruption from COVID-19. As of September 30, 2020, the Company does not believe it is likely that it will be able to collect on these claims given the facts and circumstances regarding the COVID-19 pandemic.
The Company has experienced, and expects to continue to experience, a negative impact to its leasing revenue, its rate of rent collections from tenants, and the occupancy rates at its properties due to COVID-19. For the quarter ended September 30, 2020, leasing revenue decreased by 18% compared to the quarter ended September 30, 2019. As of September 30, 2020, the leased occupancy rate decreased to 90.8% from 93.8% at September 30, 2019. The Company anticipates a further decline to occupancy rates from tenant bankruptcies and pre-lease termination abandonments by certain tenants. In addition, the volume of leasing transactions declined significantly in the second quarter of 2020 and remained relatively low throughout the third quarter of 2020.
During this period of disrupted rent collections due to COVID-19, the Company has taken numerous measures to preserve its liquidity, including among others:
•The Company has drawn the majority of the remaining capacity on its $1.5 billion revolving line of credit. As of September 30, 2020, the Company had $630.2 million of cash, including its pro rata share from its unconsolidated joint ventures. The Company will incur additional interest expense during the period that it continues to carry higher than normal cash balances on its consolidated balance sheet. The period of continued cash retention is uncertain at this time.
•The Company paid a reduced quarterly dividend of $0.50 per share of its common stock on June 3, 2020, in a combination of 20% cash and 80% of shares of the Company’s common stock. On July 24, 2020, the Company's Board declared a further reduced third quarter cash dividend of $0.15 per share of its common stock, which was paid in cash on September 8, 2020 to stockholders of record on August 19, 2020. On October 29, 2020, the Company’s Board declared a fourth quarter cash dividend of $0.15 per share of its common stock, which will be paid on December 3, 2020 to stockholders of record on November 9, 2020. When combined with the cash portion of the second quarter dividend of $0.10 per share and if the third and fourth quarter cash dividend rate of $0.15 per share of its common stock was to be paid in the first quarter of 2021, the Company would retain approximately $370 million of cash.
•The Company anticipates spending approximately $100 million less in 2020 on redevelopment relative to its original pre-COVID-19 plans.
•The Company has reduced planned capital expenditures at its properties by 65% down to approximately $15 million at the Company’s share in 2020.
•The Company expects amounts to be incurred during 2020 for tenant allowances and deferred leasing charges to be substantially less than 2019.
•The Company reduced its controllable shopping center expenses by approximately 35% to 45% during the period of 2020 that its properties were substantially closed.
•During the second quarter of 2020 and in July 2020, the Company secured agreements with its mortgage lenders on 19 mortgage loans to defer approximately $47.2 million of both second and third quarter of 2020 debt service payments at the Company’s pro rata share during the COVID-19 pandemic. Of the deferred payments, $8.8 million was repaid in the three months ended September 30, 2020, with an additional $28.1 million repayable by the end of 2020 and the balance repayable in the first quarter of 2021.
Given the continued disruption and uncertainties from COVID-19 and the impact on the capital markets, the Company does not anticipate it will be able to refinance its near-term maturing mortgages. As a result, the Company has secured a short-term extension of its near-term maturing non-recourse mortgage loan on Danbury Fair Mall, and it is in the process of securing extensions of the mortgage loans on Fashion Outlets of Niagara, FlatIron Crossing, Green Acres Mall and Green Acres Commons (See “Financing Activities” in Management’s Overview and Summary).
Comparison of Three Months Ended September 30, 2020 and 2019
Revenues:
Leasing revenue decreased by $38.8 million, or 18.1%, from 2019 to 2020. The decrease in leasing revenue is attributed to decreases of $38.0 million from the Same Centers and $0.8 million from the Redevelopment Properties. Leasing revenue includes the amortization of above and below-market leases, the amortization of straight-line rents, lease termination income and the provision for bad debts. The amortization of above and below-market leases decreased from $2.4 million in 2019 to $0.6 million in 2020. The amortization of straight-line rents increased from $3.2 million in 2019 to $5.5 million in 2020. Lease termination income increased from $0.7 million in 2019 to $4.3 million in 2020. Provision for bad debts increased from $2.9 million in 2019 to $10.6 million in 2020. The increase in bad debt expense is a result of the Company assessing collectability by tenant and determining that it was no longer probable that substantially all leasing revenue would be collected from certain tenants, which includes tenants that have declared bankruptcy, tenants at risk of filing bankruptcy or other tenants where collectability was no longer probable. The decrease in leasing revenue and increase in bad debt at the Same Centers is primarily the result of COVID-19 (See "Other Transactions and Events" in Management's Overview and Summary).
Other income decreased from $6.9 million in 2019 to $4.3 million in 2020. The decrease is primarily a decline in parking garage income due to the closures of properties as a result of COVID-19 (See "Other Transactions and Events" in Management's Overview and Summary).
Management Companies' revenue decreased from $10.0 million in 2019 to $6.0 million in 2020. The decrease in Management Companies' revenue is primarily due to a decrease in development fees from unconsolidated joint ventures.
Shopping Center and Operating Expenses:
Shopping center and operating expenses decreased $4.6 million, or 6.7%, from 2019 to 2020. The decrease in shopping center and operating expenses is attributed to decreases of $4.1 million from the Same Centers and $0.5 million from the Disposition Properties. The decrease in shopping center and operating expenses at the Same Centers is primarily the result of COVID-19 (See "Other Transactions and Events" in Management's Overview and Summary).
Leasing Expenses:
Leasing expenses decreased from $7.2 million in 2019 to $5.5 million in 2020.

Management Companies' Operating Expenses:
Management Companies' operating expenses decreased $2.5 million from 2019 to 2020 primarily due to a decrease in compensation and consulting expense.
REIT General and Administrative Expenses:
REIT general and administrative expenses increased $2.3 million from 2019 to 2020 primarily due to an increase in compensation and consulting expense.
Depreciation and Amortization:
Depreciation and amortization decreased $4.2 million from 2019 to 2020. The decrease in depreciation and amortization is attributed to a decrease of $4.5 million from the Same Centers offset in part by a $0.3 million increase from the Redevelopment Properties.
Interest (Income) Expense:
Interest (income) expense increased $22.4 million from 2019 to 2020. The increase in interest (income) expense is attributed to an increase of $20.6 million from the Financing Arrangement (See Note 12—Financing Arrangement in the Company's Notes to the Consolidated Financial Statements), $1.5 million from the increased borrowings under the Company's revolving line of credit and $0.3 million from the Same Centers. The increase in interest (income) expense from the Financing Arrangement is primarily due to the change in fair value of the underlying properties and the mortgage notes payable on the underlying properties.
Equity in (Loss) Income of Unconsolidated Joint Ventures:
Equity in (loss) income of unconsolidated joint ventures decreased $27.1 million from 2019 to 2020. The decrease in equity in (loss) income of unconsolidated joint ventures is primarily due to a decrease in leasing revenue and other income as a result of COVID-19 (See "Other Transactions and Events" in Management's Overview and Summary). Leasing revenue includes a provision for bad debt which increased from $0.7 million in 2019 to $7.5 million in 2020.
Gain (loss) on Sale or Write Down of Assets, net:
The gain (loss) on sale or write down of assets, net increased from a loss of $0.1 million in 2019 to a gain of $11.8 million in 2020. The change in gain (loss) on sale or write down of assets, net is primarily due to land sales in 2020 of $13.3 million offset in part by $1.4 million write-down of non-real estate assets.
Net (Loss) Income:
Net (loss) income decreased $72.6 million from 2019 to 2020. The decrease in net (loss) income is primarily the result of COVID-19 (See "Other Transactions and Events" in Management's Overview and Summary).
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold decreased 37.4% from $133.2 million in 2019 to $83.4 million in 2020. For a reconciliation of net income attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold and FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold, see "Funds From Operations ("FFO")" below.
Comparison of Nine Months Ended September 30, 2020 and 2019
Revenues:
Leasing revenue decreased by $81.3 million, or 12.8%, from 2019 to 2020. The decrease in leasing revenue is attributed to decreases of $79.6 million from the Same Centers and $1.7 million from the Redevelopment Properties. Leasing revenue includes the amortization of above and below-market leases, the amortization of straight-line rents, lease termination income and the provision for bad debts. The amortization of above and below-market leases decreased from $7.0 million in 2019 to $1.4 million in 2020. Straight-line rents decreased from $7.1 million in 2019 to $5.9 million in 2020. Lease termination income increased from $3.9 million in 2019 to $7.0 million in 2020. Provision for bad debts increased from $6.8 million in 2019 to $39.2 million in 2020. The increase in bad debt expense is a result of the Company assessing collectability by tenant and determining that it was no longer probable that substantially all leasing revenue would be collected from certain tenants, which includes tenants that have declared bankruptcy, tenants at risk of filing bankruptcy or other tenants where collectability was no longer probable. The decrease in leasing revenue and increase in bad debt at the Same Centers is primarily the result of COVID-19 (See "Other Transactions and Events" in Management's Overview and Summary).
Other income decreased from $20.1 million in 2019 to $16.6 million in 2020. The decrease is primarily a decline in parking garage income due to the closures of properties as a result of COVID-19 (See "Other Transactions and Events" in Management's Overview and Summary).
Management Companies' revenue decreased from $29.3 million in 2019 to $19.8 million in 2020 due to a decrease in development fees and interest income due to the collection of notes receivable in 2019.
Shopping Center and Operating Expenses:
Shopping center and operating expenses decreased $10.5 million, or 5.2%, from 2019 to 2020. The decrease in shopping center and operating expenses is attributed to decreases of $9.2 million from the Same Centers, $0.9 million from the Disposition Properties and $0.4 million from the Redevelopment Properties. The decrease in shopping center and operating expenses at the Same Centers is primarily the result of COVID-19 (See "Other Transactions and Events" in Management's Overview and Summary).
Leasing Expenses:
Leasing expenses decreased from $22.3 million in 2019 to $19.6 million in 2020.
Management Companies' Operating Expenses:
Management Companies' operating expenses decreased $4.5 million from 2019 to 2020 due to a decrease in compensation and consulting expense.
REIT General and Administrative Expenses:
REIT general and administrative expenses increased $5.8 million from 2019 to 2020 primarily due to an increase in compensation and consulting expense.
Depreciation and Amortization:
Depreciation and amortization decreased $5.5 million from 2019 to 2020. The decrease in depreciation and amortization is attributed to decreases of $6.3 million from the Same Centers offset in part by a $0.8 million increase from the Redevelopment Properties.
Interest (Income) Expense:
Interest (income) expense decreased $25.0 million from 2019 to 2020. The decrease in interest (income) expense was attributed to a decrease of $32.8 million from the Financing Arrangement (See Note 12—Financing Arrangement in the Company's Notes to the Consolidated Financial Statements), offset in part by increases of $5.3 million from the Same Centers and $2.5 million from increased borrowings under the Company's revolving line of credit. The decrease in interest (income) expense from the Financing Arrangement is primarily due to the change in fair value of the underlying properties and the mortgage notes payable on the underlying properties.
Equity in (Loss) Income of Unconsolidated Joint Ventures:
Equity in (loss) income of unconsolidated joint ventures decreased $51.1 million from 2019 to 2020. The decrease in equity in (loss) income of unconsolidated joint ventures is primarily due to a decrease in leasing revenue and other income as a result of COVID-19 (See "Other Transactions and Events" in Management's Overview and Summary). Leasing revenue includes a provision for bad debt which increased from $2.3 million in 2019 to $22.2 million in 2020.
Gain (loss) on Sale or Write Down of Assets, net:
Gain (loss) on sale or write down of assets, net increased $13.3 million from 2019 to 2020. The increase in gain (loss) on sale or write down of assets, net is primarily due to the $36.7 million of impairment losses, $4.2 million write-down of non-real estate assets and $1.2 million write-down of development costs in 2020, offset in part by the $13.3 million gain in land sales in 2020 and $16.1 million in the write-down of development costs in 2019. The impairment losses were due to the reduction in the estimated holding periods of Wilton Mall and Paradise Valley Mall.

Net (Loss) Income:
Net (loss) income decreased $113.4 million from 2019 to 2020. The decrease in net (loss) income is primarily the result of COVID-19 (See "Other Transactions and Events" in Management's Overview and Summary).
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold decreased 31.4% from $388.8 million in 2019 to $266.6 million in 2020. For a reconciliation of net (loss) income attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold and FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold, see "Funds From Operations ("FFO")" below.
Operating Activities:
Cash provided by operating activities decreased $206.9 million from 2019 to 2020. The decrease is primarily due to a $128.7 million increase in tenant and other receivables, a $30.0 million decrease in other accrued liabilities and to the other changes in assets and liabilities and the results, as discussed above. The increase in tenant and other receivables and the decrease in other accrued liabilities is primarily attributed to a decrease in rents collected and a decrease in prepaid rent as a result of COVID-19 (See "Other Transactions and Events" in Management's Overview and Summary).
Investing Activities:
Cash used in investing activities increased $139.4 million from 2019 to 2020. The increase in cash used in investing activities is primarily attributed to decreases in proceeds from notes receivable of $65.8 million and distributions from unconsolidated joint ventures of $207.6 million offset in part by a decrease in contributions to unconsolidated joint ventures of $48.8 million and a decrease of $58.5 million in development, redevelopment, expansion and renovation of properties. The decrease in proceeds from notes receivable is due to the collection of the note receivable from the Lennar Corporation in 2019 (See Note 16—Related Party Transactions in the Company's Notes to the Consolidated Financial Statements).
Financing Activities:
Cash provided by financing activities increased $815.8 million from 2019 to 2020. The increase in cash provided by financing activities is primarily due to a decrease in payments on mortgages, bank and other notes payable of $995.3 million and a decrease in dividends and distributions of $204.2 million which are offset by a decrease in proceeds from mortgages, bank and other notes payable of $416.0 million. The decreases in payments on mortgages, bank and other notes payable, dividends and distributions and the proceeds from mortgages, bank and other notes payable are attributed to the Company's plan to increase liquidity in connection with COVID-19 (See "Other Transactions and Events" in Management's Overview and Summary).
Liquidity and Capital Resources
The Company has historically met its liquidity needs for its operating expenses, debt service and dividend requirements for the next twelve months through cash generated from operations, distributions from unconsolidated joint ventures, working capital reserves and/or borrowings under its line of credit. As a result of the uncertain environment resulting from the COVID-19 pandemic (See "Other Transactions and Events" in Management's Overview and Summary), the Company has taken a number of measures to enhance liquidity. These actions ensure that funds are available to meet the Company's obligations for a sustained period of time as the extent and duration of the pandemic's impact becomes clearer. These measures include (i) reduction of the Company's controllable operating expenses, (ii) reduction of planned capital and development expenditures, (iii) reduction of the cash component of its dividend in the second quarter and its third and fourth quarter cash dividends, (iv) negotiated deferrals of debt service payments on nineteen mortgage loans totaling $47.2 million, and (v) deferral of real estate taxes to the extent such relief is available. In addition, during the first quarter, the Company borrowed $550 million on its line of credit. As of September 30, 2020, the Company had approximately $630 million of cash, including the unconsolidated joint ventures at the Company's pro rata share.

The following tables summarize capital expenditures incurred at the Centers (at the Company's pro rata share):

	For the Nine Months Ended September 30,
(Dollars in thousands)	2020	2019
Consolidated Centers:
Acquisitions of property, building improvement and equipment	$8,852	$19,330
Development, redevelopment, expansions and renovations of Centers	28,120	83,142
Tenant allowances	8,182	14,763
Deferred leasing charges	2,162	1,977
	$47,316	$119,212
Joint Venture Centers:
Acquisitions of property, building improvement and equipment	$5,866	$7,793
Development, redevelopment, expansions and renovations of Centers	86,505	152,881
Tenant allowances	1,992	6,922
Deferred leasing charges	1,245	2,725
	$95,608	$170,321

The Company expects amounts to be incurred during the next twelve months for tenant allowances and deferred leasing charges to be substantially less than 2019. The Company expects to incur approximately $30.0 million during the remaining period of 2020 for development, redevelopment, expansion and renovations. This amount excludes the Company's share of the remaining development cost of One Westside, which is fully funded by a non-recourse construction facility. Capital for these expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of cash on hand, debt or equity financings, which are expected to include borrowings under the Company's line of credit, from property financings and construction loans, each to the extent available.
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
The Company paid a reduced quarterly dividend of $0.50 per share of its common stock on June 3, 2020, in a combination of 20% cash and 80% of shares of the Company’s common stock. On July 24, 2020, the Company's Board declared a further reduced third quarter cash dividend of $0.15 per share of its common stock, which was paid in cash on September 8, 2020 to stockholders of record on August 19, 2020. On October 29, 2020, the Company's Board declared a fourth quarter cash dividend of $0.15 per share of its common stock, which will be paid on December 3, 2020 to stockholders of record on November 9, 2020. When combined with the cash portion of the second quarter dividend of $0.10 per share and if the third and fourth quarter cash dividend rate of $0.15 per share of its common stock was to be paid in the first quarter of 2021, the Company would retain approximately $370 million of cash.
The capital and credit markets can fluctuate and, at times, limit access to debt and equity financing for companies. The Company has been able to access capital; however, there is no assurance the Company will be able to do so in future periods or on similar terms and conditions as a result of COVID-19. Many factors impact the Company's ability to access capital, such as its overall debt level, interest rates, interest coverage ratios and prevailing market conditions. Increases in the Company's proportion of floating rate debt will cause it to be subject to interest rate fluctuations in the future.
The Company's total outstanding loan indebtedness, which includes mortgages and other notes payable, at September 30, 2020 was $8.7 billion (consisting of $5.9 billion of consolidated debt, less $359.3 million of noncontrolling interests, plus $3.2 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand.
Given the continued disruption and uncertainties from COVID-19 and the impact on the capital markets, the Company does not anticipate it will be able to refinance its near-term maturing mortgages. As a result, the Company has secured a short-term extension of its near-term maturing non-recourse mortgage loan on Danbury Fair Mall, and it is in the process of securing extensions of the mortgage loans on Fashion Outlets of Niagara, FlatIron Crossing, Green Acres Mall and Green Acres Commons (See “Financing Activities” in Management’s Overview and Summary).
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
The Company has a $1.5 billion revolving line of credit facility that bears interest at LIBOR plus a spread of 1.30% to 1.90%, depending on the Company's overall leverage level, and was to mature on July 6, 2020. On April 8, 2020, the Company exercised its option to extend the maturity of the facility to July 6, 2021. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2.0 billion. All obligations under the facility are unconditionally guaranteed only by the Company. Based on the Company's leverage level as of September 30, 2020, the borrowing rate on the facility was LIBOR plus 1.65%. The Company has four interest rate swap agreements that effectively convert a total of $400.0 million of the outstanding balance from floating rate debt of LIBOR plus 1.65% to fixed rate debt of 4.30% until September 30, 2021. At September 30, 2020, total borrowings under the line of credit were $1.5 billion less unamortized deferred finance costs of $2.5 million with a total interest rate of 2.65%. The Company's availability under the line of credit was $19.7 million at September 30, 2020. The Company anticipates refinancing its revolving line of credit in advance of its maturity date.
Cash dividends and distributions for the nine months ended September 30, 2020 were $155.2 million. A total of $65.1 million was funded by operations and the remaining $90.1 million was funded from cash on hand.
At September 30, 2020, the Company was in compliance with all applicable loan covenants under its agreements.
At September 30, 2020, the Company had cash and cash equivalents of $528.4 million.
Off-Balance Sheet Arrangements:
The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the consolidated balance sheets of the Company as investments in unconsolidated joint ventures.
As of September 30, 2020, one of the Company's joint ventures had $150.5 million of debt that could become recourse to the Company should the joint venture be unable to discharge the obligation of the related debt. The Company intends to repay $100.0 million of this loan during the fourth quarter of 2020, which will reduce the recourse to the Company to $50.0 million.
Additionally, as of September 30, 2020, the Company was contingently liable for $40.9 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
Contractual Obligations:
The following is a schedule of contractual obligations as of September 30, 2020 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)(1)	$6,794,726	$2,402,362	$930,286	$583,838	$2,878,240
Lease liabilities(2)	209,041	6,725	47,417	23,552	131,347
Purchase obligations(3)	1,947	1,947	—	—	—
Other long-term liabilities	197,736	125,744	28,199	13,744	30,049
	$7,203,450	$2,536,778	$1,005,902	$621,134	$3,039,636
__________________________________________________________
(1)Interest payments on floating rate debt were based on rates in effect at September 30, 2020.
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
The following reconciles net (loss) income attributable to the Company to FFO and FFO—diluted attributable to common stockholders and unit holders-basic and diluted, excluding financing expense in connection with Chandler Freehold and loss on extinguishment of debt, net, for the three and nine months ended September 30, 2020 and 2019 (dollars and shares in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income attributable to the Company	$(22,191)	$46,371	$(39,785)	$69,929
Adjustments to reconcile net (loss) income attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted:
Noncontrolling interests in the Operating Partnership	(1,618)	3,427	(2,912)	5,151
(Gain) loss on sale or write down of assets, net—consolidated assets	(11,786)	131	28,784	15,506
Add: noncontrolling interests share of gain (loss) on sale or write down of assets—consolidated assets	929	—	929	(3,369)
Add: gain on sale of undepreciated assets—consolidated assets	12,362	81	12,402	615
Less: loss on write-down of non-real estate assets—consolidated assets	(1,361)	—	(4,154)	—
Loss (gain) on sale or write down of assets—unconsolidated joint ventures, net(1)	71	(3)	77	381
Depreciation and amortization—consolidated assets	78,605	82,787	241,112	246,640
Less: noncontrolling interests in depreciation and amortization—consolidated assets	(3,855)	(3,746)	(11,472)	(11,067)
Depreciation and amortization—unconsolidated joint ventures(1)	50,775	45,465	146,702	141,670
Less: depreciation on personal property	(3,460)	(3,934)	(11,662)	(11,733)
FFO attributable to common stockholders and unit holders—basic and diluted	98,471	170,579	360,021	453,723
Financing expense in connection with Chandler Freehold	(15,104)	(37,337)	(93,437)	(64,906)
FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold—basic and diluted	83,367	133,242	266,584	388,817
Loss on extinguishment of debt, net—consolidated assets	—	—	—	351
FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold and loss on extinguishment of debt, net—basic and diluted	$83,367	$133,242	$266,584	$389,168
Weighted average number of FFO shares outstanding for:
FFO attributable to common stockholders and unit holders—basic(2)	160,509	151,784	155,694	151,740
Adjustments for impact of dilutive securities in computing FFO—diluted:
Share and unit based compensation plans	—	—	—	—
Weighted average number of FFO shares outstanding for FFO attributable to common stockholders and unit holders—basic and diluted(2)	160,509	151,784	155,694	151,740

(1)     Unconsolidated joint ventures are presented at the Company's pro rata share.
(2)     Calculated based upon basic net income as adjusted to reach basic FFO. Includes 10.9 million and 10.4 million OP Units for the three and nine months ended September 30, 2020 and 2019, respectively.
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
The following table sets forth information as of September 30, 2020 concerning the Company's long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the twelve months ending September 30,
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long-term debt:
Fixed rate	$988,053	$358,202	$25,769	$378,058	$7,334	$2,599,621	$4,357,037	$4,399,021
Average interest rate	4.45%	4.08%	4.15%	4.05%	3.49%	3.79%	3.99%
Floating rate	1,210,000	—	300,000	—	—	—	1,510,000	1,507,982
Average interest rate	1.87%	—%	1.50%	—%	—%	—%	1.80%
Total debt—Consolidated Centers	$2,198,053	$358,202	$325,769	$378,058	$7,334	$2,599,621	$5,867,037	$5,907,003
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long-term debt (at Company's pro rata share):
Fixed rate	$155,168	$51,402	$643,397	$400,516	$34,504	$1,730,981	$3,015,968	$3,067,458
Average interest rate	3.80%	3.75%	3.47%	4.11%	3.84%	3.88%	3.81%
Floating rate	—	36,183	150,500	9,691	18,778	—	215,152	215,233
Average interest rate	—%	2.16%	2.15%	2.00%	1.86%	—%	2.12%
Total debt—Unconsolidated Joint Venture Centers	$155,168	$87,585	$793,897	$410,207	$53,282	$1,730,981	$3,231,120	$3,282,691
The consolidated Centers' total fixed rate debt at each of September 30, 2020 and December 31, 2019 was $4.4 billion. The average interest rate on the fixed rate debt at each of September 30, 2020 and December 31, 2019 was 3.99%. The consolidated Centers' total floating rate debt at September 30, 2020 and December 31, 2019 was $1.5 billion and $850.0 million, respectively. The average interest rate on the floating rate debt at September 30, 2020 and December 31, 2019 was 1.80% and 3.36%, respectively.
The Company's pro rata share of the unconsolidated joint venture Centers' fixed rate debt at each of September 30, 2020 and December 31, 2019 was $3.0 billion. The average interest rate on the fixed rate debt at September 30, 2020 and December 31, 2019 was 3.81%. The Company's pro rata share of the unconsolidated joint venture Centers' floating rate debt at September 30, 2020 and December 31, 2019 was $215.2 million and $196.1 million, respectively. The average interest rate on the floating rate debt at September 30, 2020 and December 31, 2019 was 2.12% and 3.69%, respectively.
The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value. Interest rate cap agreements offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements effectively replace a floating rate on the notional amount with a fixed rate as noted above. As of September 30, 2020, the Company has one interest rate cap agreement and four interest rate swap agreements in place (See Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements).
In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $17.3 million per year based on $1.7 billion of floating rate debt outstanding at September 30, 2020.

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
Item 4.    Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of September 30, 2020, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A.  Risk Factors
The following risk factor supplements the risk factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and should be read in conjunction with the other risk factors presented in the Annual Report on Form 10-K. Except to the extent updated below or previously updated or to the extent additional factual information disclosed elsewhere in our Quarterly Reports on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations"), there were no material changes to the risk factors disclosed in Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
On July 28, 2020, the Company, as general partner of the Operating Partnership, issued 20,213 shares of common stock of the Company upon the redemption of 20,213 common partnership units of the Operating Partnership. These shares of common stock were issued in a private placement to a limited partner of the Operating Partnership, who is an accredited investor, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2020 to July 31, 2020	—	$—	—	$278,707,048
August 1, 2020 to August 31, 2020	—	—	—	$278,707,048
September 1, 2020 to September 30, 2020	—	—	—	$278,707,048
Total	—	$—	—
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

THE MACERICH COMPANY
		By:	/s/ SCOTT W. KINGSMORE
Scott W. Kingsmore
Senior Executive Vice President, Treasurer and Chief Financial Officer
Date:	November 6, 2020		(Principal Financial Officer)