Form 10-K
period 2020-12-31
MACERICH CO
filed 2021-02-24
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.3 billion as of the last business day of the registrant's most recently completed second fiscal quarter based upon the price at which the common stock was last sold on that day.
Number of shares outstanding of the registrant's common stock, as of February 22, 2021: 154,768,031 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual stockholders meeting to be held in 2021 are incorporated by reference into Part III of this Form 10-K.

THE MACERICH COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2020

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
Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or the industry to differ materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, as well as national, regional and local economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of current and prospective tenants, anchor or tenant bankruptcies, closures, mergers or consolidations, lease rates, terms and payments, interest rate fluctuations, availability, terms and cost of financing and operating expenses; adverse changes in the real estate markets including, among other things, competition from other companies, retail formats and technology, risks of real estate development and redevelopment, acquisitions and dispositions; the continuing adverse impact of the novel coronavirus (“COVID-19”) on the U.S., regional and global economies and the financial condition and results of operations of the Company and its tenants; the liquidity of real estate investments, governmental actions and initiatives (including legislative and regulatory changes); environmental and safety requirements; and terrorist activities or other acts of violence which could adversely affect all of the above factors. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results, including those made in "Item 1A. Risk Factors" of this Annual Report on Form 10-K, as well as our other reports filed with the Securities and Exchange Commission ("SEC"), which disclosures are incorporated herein by reference. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company does not intend, and undertakes no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.
ITEM 1.    BUSINESS
General
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). As of December 31, 2020, the Operating Partnership owned or had an ownership interest in 47 regional shopping centers and five community/power shopping centers. These 52 regional and community/power shopping centers (which include any related office space) consist of approximately 50 million square feet of gross leasable area (“GLA”) and are referred to herein as the “Centers”. The Centers consist of consolidated Centers (“Consolidated Centers”) and unconsolidated joint venture Centers (“Unconsolidated Joint Venture Centers”), as set forth in “Item 2. Properties,” unless the context otherwise requires.

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
Recent Developments
Financing Activity:
On September 15, 2020, the Company closed on a loan extension agreement for the $191.0 million loan on Danbury Fair Mall. Under the extension agreement, the original loan maturity date of October 1, 2020 was extended to April 1, 2021. The loan may be further extended to July 1, 2021, subject to certain conditions. The loan amount and interest rate are unchanged following the extension.
On November 17, 2020, the Company’s joint venture in Tysons VITA, the residential tower at Tysons Corner Center, placed a new $95.0 million loan on the property that bears interest at an effective rate of 3.43% and matures on January 1, 2030. Initial loan funding for the Company’s joint venture was $90.0 million with future advance potential of up to $5.0 million. The Company used its share of the initial proceeds of $45.0 million for general corporate purposes.
On December 10, 2020, the Company made a loan (the “Partnership Loan”) to the Company’s joint venture in Fashion District Philadelphia to fund the entirety of a $100.0 million repayment to reduce the mortgage loan on Fashion District Philadelphia from $301.0 million to $201.0 million. This mortgage loan now matures on January 22, 2024, assuming exercise of a one-year extension option, and bears interest at LIBOR plus 3.5%, with a LIBOR floor of 0.50%. The partnership agreement for the joint venture was amended in connection with the Partnership Loan, and pursuant to the amended agreement, the Partnership Loan plus 15% accrued interest must be repaid prior to the resumption of 50/50 cash distributions to the Company and its joint venture partner (See Note 16–Consolidated Joint Venture and Acquisitions of the Company’s Consolidated Financial Statements).
On December 15, 2020, the Company closed on a loan extension agreement for the Fashion Outlets of Niagara $101.5 million loan. Under the extension agreement the original loan maturity date of October 6, 2020 was extended to October 6, 2023. The loan amount and interest rate are unchanged following the extension.
On December 29, 2020, the Company’s joint venture closed on a one-year maturity date extension for the FlatIron Crossing loan to January 5, 2022. The interest rate increased from 3.85% to 4.10%, and the Company’s joint venture repaid $15.0 million, $7.6 million at the Company's pro rata share, of the outstanding loan balance at closing. At December 31, 2020, the Company’s pro rata share of the loan is $102.6 million.
On January 22, 2021, the Company closed on a one-year extension for Green Acres Mall $270.6 million loan to February 3, 2022, which also includes a one-year extension to February 3, 2023. The interest rate remained unchanged, and the Company repaid $9 million of the outstanding loan balance at closing.
During the second quarter of 2020 and in July 2020, the Company secured agreements with its mortgage lenders on 19 mortgage loans to defer approximately $47.2 million of both second and third quarter of 2020 debt service payments at the Company’s pro rata share during the COVID-19 pandemic. Of the deferred payments, $28.1 million and $36.9 million was repaid in the three months and twelve months ended December 31, 2020, respectively; and the remaining balance has now been fully repaid during the first quarter of 2021.
Redevelopment and Development Activity:
The Company's joint venture with Hudson Pacific Properties is redeveloping One Westside into 584,000 square feet of creative office space and 96,000 square feet of dining and entertainment space. The entire creative office space has been leased to Google and is expected to be completed in 2022. The total cost of the project is estimated to be between $500.0 million and

$550.0 million, with $125.0 million to $137.5 million estimated to be the Company's pro rata share. The Company has funded $77.7 million of the total $310.9 million incurred by the joint venture as of December 31, 2020. The joint venture expects to fund the remaining costs of the development with its $414.6 million construction loan (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations–Financing Activities").
The Company has a 50/50 joint venture with Simon Property Group to develop Los Angeles Premium Outlets, a premium outlet center in Carson, California that is planned to open with approximately 400,000 square feet, followed by an additional 165,000 square feet in the second phase. The Company has funded $37.7 million of the total $75.4 million incurred by the joint venture as of December 31, 2020.
In connection with the closures and lease rejections of several Sears stores owned or partially owned by the Company, the Company anticipates spending between $130.0 million to $160.0 million at the Company’s pro rata share to redevelop the Sears stores. The anticipated openings of such redevelopments are expected to occur over several years. The estimated range of redevelopment costs could increase if the Company or its joint venture decides to expand the scope of the redevelopments. The Company has funded $37.5 million at its pro rata share as of December 31, 2020.
Other Transactions and Events:
In March 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. As a result, all of the markets that the Company operates in were subject to stay-at-home orders, and the majority of its properties were temporarily closed in part or completely. As of December 31, 2020, all of the Company’s properties were open and operating, including Queens Center and Kings Plaza in New York City, which re-opened in early September 2020 after being closed since March 2020, and nine indoor California malls that had previously re-opened in May and early June 2020, but were closed for a second time in July 2020 pursuant to a statewide mandate. Those nine indoor California malls include Fresno Fashion Fair, Inland Center, Pacific View, The Mall at Victor Valley, The Oaks and Vintage Faire Mall, each of which re-opened in late August 2020, and Lakewood Center, Los Cerritos Center and Stonewood Center, each of which re-opened on October 7, 2020. All Centers have been open and operating since October 7, 2020, and government mandated restrictions have generally been eased during 2021.
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
While the ultimate adverse impact of this outbreak is unknown at this time, the Company’s financial condition and the results of its operations have been negatively impacted, as certain tenants delayed rent payments during the fourth quarter of 2020 and some tenants have continued to request delayed or reduced rent payments for January and beyond. See “Outlook” in Results of Operations for a further discussion of the forward-looking impact of COVID-19 and the Company’s strategic plan to mitigate the anticipated negative impact on its financial condition and results of operations.
In March 2020, the Company declared a reduced second quarter dividend of $0.50 per share of its common stock, which was paid on June 3, 2020 in a combination of cash and shares of common stock, at the election of the stockholder, subject to a limitation that the aggregate amount of cash payable to holders of the Company’s common stock would not exceed 20% of the aggregate amount of the dividend, or $0.10 per share, for all stockholders of record on April 22, 2020. The amount of the dividend represents a reduction from the Company’s first quarter dividend, and was paid in a combination of cash and shares of common stock to preserve liquidity in light of the impact and uncertainty arising out of the COVID-19 outbreak. On July 24,

2020, the Company declared a further reduced third quarter cash dividend of $0.15 per share of its common stock, which was paid in cash on September 8, 2020 to stockholders of record on August 19, 2020. On October 29, 2020, the Company declared a fourth quarter cash dividend of $0.15 per share of its common stock, which was paid on December 3, 2020 to stockholders of record on November 9, 2020. On January 28, 2021, the Company declared a first quarter cash dividend of $0.15 per share of its common stock, which will be paid on March 3, 2021 to stockholders of record on February 19, 2021. The dividend amount will be reviewed by the Board on a quarterly basis. See “Liquidity and Capital Resources” for a further discussion of the Company’s anticipated liquidity needs, and the measures taken by the Company to meet those needs.
On December 31, 2020, the Company and its joint venture partner, Seritage Growth Properties (“Seritage”), entered into a distribution agreement. The joint venture owned nine properties, including the former Sears parcels at the South Plains Mall and the Arrowhead Towne Center. The joint venture distributed the former Sears parcel at South Plains Mall to the Company and the former Sears parcel at Arrowhead Towne Center to Seritage. The joint venture partners agreed that the distributed properties were of equal value. The Company now owns 100% of the former Sears parcel at South Plains Mall. Effective December 31, 2020, the Company consolidates its 100% interest in the Sears parcel at South Plains Mall in the Company’s consolidated financial statements (See Note 16 – Consolidated Joint Venture and Acquisitions of the Company’s Consolidated Financial Statements).
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
The Centers:
As of December 31, 2020, the Centers primarily included 47 Regional Shopping Centers and five Community/Power Shopping Centers totaling approximately 50 million square feet of GLA. These 52 Centers average approximately 900,000 square feet of GLA and range in size from 3.5 million square feet of GLA at Tysons Corner Center to 184,000 square feet of GLA at Boulevard Shops. As of December 31, 2020, the Centers primarily included 172 Anchors totaling approximately 23.1 million square feet of GLA and approximately 5,000 Mall Stores and Freestanding Stores totaling approximately 24.6 million square feet of GLA.
Competition:
Numerous owners, developers and managers of malls, shopping centers and other retail-oriented real estate compete with the Company for the acquisition of properties and in attracting tenants or Anchors to occupy space. There are a number of other publicly traded mall companies and several large private mall companies in the United States, any of which under certain circumstances could compete against the Company for an Anchor or a tenant. In addition, these companies, as well as other REITs, private real estate companies or investors compete with the Company in terms of property acquisitions. This results in competition both for the acquisition of properties or centers and for tenants or Anchors to occupy space. Competition for property acquisitions may result in increased purchase prices and may adversely affect the Company's ability to make suitable property acquisitions on favorable terms. The existence of competing shopping centers could have a material adverse impact on the Company's ability to lease space and on the level of rents that can be achieved. There is also increasing competition from other retail formats and technologies, such as lifestyle centers, power centers, outlet centers, online retail shopping, home shopping networks, catalogs, telemarketing and discount shopping clubs that could adversely affect the Company's revenues.
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
Major Tenants:
For the year ended December 31, 2020, the Centers derived approximately 73% of their total rents from Mall Stores and Freestanding Stores under 10,000 square feet and 27% of their total rents from Big Box and Anchor tenants. Total rents as set forth in "Item 1. Business" include minimum rents and percentage rents.
The following retailers (including their subsidiaries) represent the 10 largest tenants in the Centers based upon total rents in place as of December 31, 2020:

Tenant	Primary DBAs	Number of Locations in the Portfolio	% of Total Rents
L Brands, Inc.	Victoria's Secret, Bath and Body Works, PINK	88	2.7%
Best Buy Co., Inc.	Best Buy	7	2.4%
H & M Hennes & Mauritz AB	H & M	31	2.3%
Foot Locker, Inc.	Champs Sports, Foot Locker, Kids Foot Locker, Lady Foot Locker, Foot Action, House of Hoops, and others	87	2.2%
Gap, Inc., The	Athleta, Banana Republic, Gap, Gap Kids, Old Navy and others	50	1.8%
Signet Jewelers	Jared Jewelry, Kay Jewelers, Piercing Pagoda, Zales	93	1.8%
Dick's Sporting Goods, Inc.	Dick's Sporting Goods	16	1.5%
American Eagle Outfitters, Inc.	American Eagle Outfitters, aerie	38	1.4%
Abercrombie & Fitch	Abercrombie & Fitch, Hollister	46	1.1%
Apple Inc.	Apple Store	19	1.0%

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
Tenant space of 10,000 square feet and under in the Company's portfolio at December 31, 2020 comprises approximately 65% of all Mall Store and Freestanding Store space. The Company uses tenant spaces of 10,000 square feet and under for comparing rental rate activity because this space is more consistent in terms of shape and configuration and, as such, the Company is able to provide a meaningful comparison of rental rate activity for this space. Mall Store and Freestanding Store space greater than 10,000 square feet is inconsistent in size and configuration throughout the Company's portfolio and as a result does not lend itself to a meaningful comparison of rental rate activity with the Company's other space. Much of the non-Anchor space over 10,000 square feet is not physically connected to the mall, does not share the same common area amenities and does not benefit from the foot traffic in the mall. As a result, space greater than 10,000 square feet has a unique rent structure that is inconsistent with mall space under 10,000 square feet.

The following tables set forth the average base rent per square foot for the Centers, as of December 31 for each of the past five years:
Mall Stores and Freestanding Stores under 10,000 square feet:

For the Years Ended December 31,	Avg. Base Rent Per Sq. Ft.(1)(2)	Avg. Base Rent Per Sq. Ft. on Leases Executed During the Year(2)(3)	Avg. Base Rent Per Sq. Ft. on Leases Expiring During the Year(2)(4)
Consolidated Centers (at the Company's pro rata share):
2020	$59.63	$48.06	$52.60
2019	$58.76	$53.29	$53.20
2018	$56.82	$54.00	$49.07
2017	$55.08	$57.36	$49.61
2016	$53.51	$53.48	$44.77
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2020	$66.34	$57.23	$52.62
2019	$65.67	$73.05	$65.22
2018	$63.84	$66.95	$59.49
2017	$60.99	$63.50	$55.50
2016	$57.90	$64.78	$57.29

Big Box and Anchors:

For the Years Ended December 31,	Avg. Base Rent Per Sq. Ft.(1)(2)	Avg. Base Rent Per Sq. Ft. on Leases Executed During the Year(2)(3)	Number of Leases Executed During the Year	Avg. Base Rent Per Sq. Ft. on Leases Expiring During the Year(2)(4)	Number of Leases Expiring During the Year
Consolidated Centers (at the Company's pro rata share):
2020	$17.58	$24.14	8	$11.03	10
2019	$16.51	$15.47	24	$10.37	11
2018	$15.29	$14.03	23	$16.83	13
2017	$14.13	$18.19	24	$14.85	21
2016	$13.34	$22.23	20	$19.12	8
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2020	$17.18	$39.81	10	$27.31	15
2019	$17.20	$25.62	13	$19.28	8
2018	$17.40	$38.98	11	$38.20	7
2017	$16.87	$26.33	15	$33.25	8
2016	$15.76	$29.41	13	$28.00	1
_____________________

(1)Average base rent per square foot is based on spaces occupied as of December 31 for each of the Centers and gives effect to the terms of each lease in effect, as of such date, including any concessions, abatements and other adjustments or allowances that have been granted to the tenants.
(2)Centers under development and redevelopment are excluded from average base rents. As a result, the leases for Fashion District Philadelphia, Paradise Valley Mall and One Westside are excluded for the years ended December 31, 2020, 2019, 2018, 2017 and 2016. The leases for Broadway Plaza are excluded for the year ended December 31, 2016. The leases for Cascade Mall and Northgate Mall, which were sold on January 18, 2017, are excluded for the year ended December 31, 2016.

(3)The average base rent per square foot on leases executed during the year represents the actual rent paid on a per square foot basis during the first twelve months of the lease.
(4)The average base rent per square foot on leases expiring during the year represents the actual rent to be paid on a per square foot basis during the final twelve months of the lease.
Lease Expirations:
The following tables show scheduled lease expirations for Centers owned as of December 31, 2020 for the next ten years, assuming that none of the tenants exercise renewal options:
Mall Stores and Freestanding Stores under 10,000 square feet:

Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Leases Expiring(1)	% of Total Leased GLA Represented by Expiring Leases(1)	Ending Base Rent per Square Foot of Expiring Leases(1)	% of Base Rent Represented by Expiring Leases(1)
Consolidated Centers (at the Company's pro rata share):
2021	350	717,103	17.56%	$58.22	15.60%
2022	306	560,611	13.73%	$59.97	12.56%
2023	245	499,025	12.22%	$57.83	10.78%
2024	259	617,535	15.12%	$64.30	14.83%
2025	179	394,918	9.67%	$72.43	10.69%
2026	143	424,601	10.40%	$72.58	11.51%
2027	99	232,786	5.70%	$78.82	6.85%
2028	73	190,403	4.66%	$72.39	5.15%
2029	85	236,816	5.80%	$78.36	6.93%
2030	52	141,691	3.47%	$55.50	2.94%
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2021	237	281,218	13.80%	$64.71	12.02%
2022	195	242,229	11.89%	$66.73	10.67%
2023	167	245,538	12.05%	$62.98	10.21%
2024	177	245,685	12.06%	$68.38	11.09%
2025	146	212,207	10.41%	$75.93	10.64%
2026	163	239,020	11.73%	$81.19	12.82%
2027	111	166,288	8.16%	$87.84	9.65%
2028	97	160,634	7.88%	$90.27	9.58%
2029	78	103,595	5.08%	$77.70	5.32%
2030	62	87,392	4.29%	$97.00	5.60%

Big Boxes and Anchors:

Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Leases Expiring(1)	% of Total Leased GLA Represented by Expiring Leases(1)	Ending Base Rent per Square Foot of Expiring Leases(1)	% of Base Rent Represented by Expiring Leases(1)
Consolidated Centers (at the Company's pro rata share):
2021	15	472,027	5.61%	$8.57	2.60%
2022	24	864,408	10.27%	$28.08	15.61%
2023	30	930,144	11.05%	$14.33	8.57%
2024	28	834,311	9.92%	$21.71	11.65%
2025	26	968,957	11.52%	$13.90	8.66%
2026	18	858,576	10.20%	$13.75	7.59%
2027	21	671,931	7.99%	$26.93	11.64%
2028	17	841,231	10.00%	$16.70	9.04%
2029	6	90,287	1.07%	$20.56	1.19%
2030	8	225,648	2.68%	$23.63	3.43%
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2021	15	131,491	2.97%	$37.45	6.10%
2022	18	490,870	11.09%	$13.38	8.14%
2023	23	297,964	6.73%	$24.65	9.10%
2024	21	308,494	6.97%	$36.24	13.85%
2025	23	804,531	18.18%	$11.16	11.13%
2026	18	312,864	7.07%	$30.63	11.87%
2027	12	285,988	6.46%	$19.44	6.89%
2028	11	355,114	8.02%	$15.95	7.02%
2029	12	332,419	7.51%	$17.45	7.19%
2030	9	425,437	9.61%	$11.06	5.83%
_______________________________________________________________________________

(1)The ending base rent per square foot on leases expiring during the period represents the final year minimum rent, on a cash basis, for tenant leases expiring during the year. Currently, 22% of leases have provisions for future consumer price index increases that are not reflected in ending base rent. The leases for Centers currently under development and redevelopment are excluded from this table.
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
Anchors accounted for approximately 6.9% of the Company's total rents for the year ended December 31, 2020.

The following table identifies each Anchor, each parent company that owns multiple Anchors and the number of square feet owned or leased by each such Anchor or parent company in the Company's portfolio at December 31, 2020.

Name	Number of Anchor Stores	GLA Owned by Anchor	GLA Leased by Anchor	Total GLA Occupied by Anchor
Macy's Inc.(1)
Macy's	36	4,698,000	1,931,000	6,629,000
Bloomingdale's	2	—	355,000	355,000
	38	4,698,000	2,286,000	6,984,000
JCPenney	25	1,641,000	2,107,000	3,748,000
Dillard's(2)	13	2,107,000	257,000	2,364,000
Nordstrom(3)	9	267,000	1,339,000	1,606,000
Dick's Sporting Goods	16	—	1,048,000	1,048,000
Target	4	304,000	273,000	577,000
Forever 21	5	—	469,000	469,000
Home Depot	3	—	395,000	395,000
Burlington	4	187,000	140,000	327,000
Costco	2	—	321,000	321,000
Sears(4)	2	—	288,000	288,000
Primark(5)	4	—	251,000	251,000
Neiman Marcus(6)	2	—	188,000	188,000
Von Maur	2	187,000	—	187,000
Walmart	1	—	173,000	173,000
La Curacao	1	—	165,000	165,000
Boscov's	1	—	161,000	161,000
Belk	2	—	139,000	139,000
BJ's Wholesale Club	1	—	123,000	123,000
Lowe's	1	—	114,000	114,000
Hudson Bay Company
Saks Fifth Avenue	1	—	92,000	92,000
Kohl's	1	—	84,000	84,000
Mercado de los Cielos	1	—	78,000	78,000
L.L. Bean	1	—	75,000	75,000
Best Buy	1	66,000	—	66,000
Des Moines Area Community College	1	64,000	—	64,000
Vacant Anchors(7)	28	472,000	2,390,000	2,862,000
	170	9,993,000	12,956,000	22,949,000
Anchors at Centers not owned by the Company(8):
Kohl's	1	—	83,000	83,000
Vacant Anchor(7)	1	—	79,000	79,000
Total	172	9,993,000	13,118,000	23,111,000
_______________________________

(1)Macy’s announced plans to close their Macy’s store at Paradise Valley Mall and their Bloomingdale’s store at Santa Monica Place in 2021. The Company is actively seeking replacement tenants or evaluating redevelopment opportunities for these two locations.
(2)Dillard’s has announced plans to close their store at Paradise Valley Mall. The Company is actively evaluating redevelopment opportunities for this location.
(3)Nordstrom has announced plans to open a 116,000 square foot store at Country Club Plaza in 2023.
(4)Sears has announced plans to close their store at Green Acres Mall in April 2021. The Company is actively evaluating redevelopment opportunities for this location.
(5)Primark has announced plans to open a 47,000 square foot store at Fashion District Philadelphia in Fall 2021.
(6)Neiman Marcus closed their store at Broadway Plaza in January 2021. The joint venture is actively seeking a replacement tenant.

(7)The Company is actively seeking replacement tenants or has entered into replacement leases for many of these vacant sites and/or is currently executing on or considering redevelopment opportunities for these locations. The Company continues to collect rent under the terms of an agreement regarding four of these vacant Anchors.

(8)The Company owns an office building and five stores located at shopping centers not owned by the Company. Of these five stores, one has been leased to Kohl's, one is vacant and three have been leased for non-Anchor usage.
Governmental Regulations
Compliance with various governmental regulations has an impact on the Company’s business, including its capital expenditures, earnings and competitive position, which can be material. The Company incurs costs to monitor, and takes actions to comply with, governmental regulations that are applicable to its business, which include, among others, federal securities laws and regulations, applicable stock exchange requirements, REIT and other tax laws and regulations, environmental and health and safety laws and regulations, local zoning, usage and other regulations relating to real property, the Americans with Disabilities Act of 1990 and related laws and regulations.
See “Item 1A – Risk Factors” for a discussion of material risks to the Company, including, to the extent material, to its competitive position, relating to governmental regulations, and see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” together with the Company’s Consolidated Financial Statements, including the related notes included therein, for a discussion of material information relevant to an assessment of the Company’s financial condition and results of operations, including, to the extent material, the effects that compliance with governmental regulations may have upon its capital expenditures and earnings.
Insurance
Each of the Centers has comprehensive liability, fire, extended coverage and rental loss insurance with insured limits customarily carried for similar properties. The Company does not insure certain types of losses (such as losses from wars), because they are either uninsurable or not economically insurable. In addition, while the Company or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in California, the policies are subject to a deductible equal to 5% of the total insured value of each Center, a $133,900 per occurrence minimum and a combined annual aggregate loss limit of $100 million on these Centers. The Company or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in the Pacific Northwest and in the New Madrid Seismic Zone. However, the policies are subject to a deductible equal to 2% of the total insured value of each Center, a $102,700 per occurrence minimum and a combined annual aggregate loss limit of $100 million on these Centers. While the Company or the relevant joint venture also carry standalone terrorism insurance on the Centers, the policies are subject to a $25,000 deductible and a combined annual aggregate loss limit of $1.0 billion. Each Center has environmental insurance covering eligible third-party losses, remediation and non-owned disposal sites, subject to a $100,000 retention and a $50 million three-year aggregate loss limit, with the exception of one Center, which has a $5 million ten-year aggregate loss limit and another Center, which has a $20 million ten-year aggregate loss limit. Some environmental losses are not covered by this insurance because they are uninsurable or not economically insurable. Furthermore, the Company carries title insurance on substantially all of the Centers for generally less than their full value.
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
Employees and Human Capital
As of December 31, 2020, the Company had approximately 670 employees, of which 659 were full-time and 11 were part-time. The Company believes that relations with its employees are good.
The Company, with oversight from senior management and its Board of Directors, puts great effort into cultivating an inclusive company culture that attracts top talent and creates an environment that fosters collaboration, innovation and diversity, while providing professional development opportunities and training. The Company’s human capital objectives include, as applicable, identifying, recruiting, retaining, developing, incentivizing and integrating the Company’s existing and prospective employees. To further these objectives, the Company has established a number of policies and programs and undertaken various initiatives, including:

Diversity and Inclusion: The Company recognizes the value in strengthening its workforce with diverse thought, ideas and people and maintains employment policies that comply with federal, state and local labor laws. As an equal opportunity employer, it is committed to diversity, recognition and inclusion and rewards its employees based on merit and their contributions in accordance with the principles and requirements of the Equal Employment Opportunities Commission and the principles and requirements of the Americans with Disabilities Act. The Company’s policies set forth its commitment to provide equal employment opportunity and to recruit, hire and promote at all levels without regard to race, national origin, religion, age, color, sex, sexual orientation, gender identity, disability, protected veteran status or any other characteristic protected by local, state or federal laws. As of December 31, 2020, approximately 58% and 26% of the Company’s employees were female and non-white, respectively.
In 2020, the Company launched the Diversity, Recognition, Enrichment, and Awareness at Macerich (DREAM) initiative. The DREAM initiative represents the Company’s diversity steering committee, channeling efforts into three focus areas: training and advocacy, communication, and education and programming.
Employee Compensation and Benefits: The Company maintains cash- and equity-based compensation programs designed to attract, retain and motivate its employees. The Company offers full-time employees a strong benefits package, including:
•company-matched retirement savings through tax-advantaged 401(k) plans;
•basic life and long-term disability insurance, as well as medical, dental and vision insurance;
•critical illness coverage and supplemental accident insurance;
•paid vacation, sick time and company observed holidays;
•healthcare and dependent care flexible spending accounts;
•referral bonus awards;
•financial, legal, family or personal assistance through the employee assistance program;
•an employee stock purchase program;
•a tax-advantaged 529 educational savings program;
•paid time off for volunteer efforts; and
•paid time off for employees to bond with a new child.
Employee Training and Professional Development: The Company values the professional development of its employees and seeks to foster their talent and growth by providing training and education at all levels. In addition to training programs geared towards specific job functions, the Company offers training related to company policies, diversity, skill development, privacy and cybersecurity. In 2020, the Company launched its first-ever diversity, equity and inclusion (“DE&I”) training module designed to broaden employee understanding of DE&I and how embracing of diversity furthers organizational goals. The Company believes these training and development opportunities support workforce retention. The average tenure of the Company’s employees is approximately 13 years and that of the Company’s senior management is 21 years. In 2020, the Company’s workforce turnover rate was 13%, which includes all employees.
Employee Health and Safety: The Company is also committed to ensuring that the operations at all of its Centers and corporate offices are conducted in a manner that safeguards the health and safety of employees, tenants, contractors, customers and members of the public who are either present at, or affected by, its operations. This commitment became supremely important in 2020 as a result of the unique challenges posed by the COVID-19 pandemic. The Company continues to work with all stakeholders to mitigate the pandemic’s impact. The Company has developed and implemented a long list of operational protocols at each of its Centers and its offices that meet or exceed recommendations from the Centers for Disease Control and Prevention and are designed to ensure the safety of its employees, tenants, service providers and shoppers. 11 of the Company’s properties achieved SafeGuard certification from Bureau Veritas, an internationally recognized testing and certification board. This program is considered to be the gold standard audit for disinfection, cleaning and COVID-19 safety protocols, and the Company is proceeding with the same certification portfolio-wide in 2021. See “Item 7. Management’s Discussion And Analysis of Financial Condition And Results of Operations—Management’s Overview and Summary—Other Transactions and Events.”

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
Sustainability
A recognized leader in sustainability, the Company has achieved the #1 Global Real Estate Sustainability Benchmark (GRESB) ranking in the North American Retail Sector for six straight years 2015 – 2020. Additional information about the Company’s Environmental, Social and Governance programs can be obtained from the Company's website at www.macerich.com. Information provided on the Company's website is not incorporated by reference into this Form 10-K.
Available Information; Website Disclosure; Corporate Governance Documents
The Company's corporate website address is www.macerich.com. The Company makes available free-of-charge through this website its reports on Forms 10-K, 10-Q and 8-K and all amendments thereto, as soon as reasonably practicable after the reports have been filed with, or furnished to, the SEC. These reports are available under the heading "Investors—Financial Information—SEC Filings", through a free hyperlink to a third-party service. Information provided on the Company's website is not incorporated by reference into this Form 10-K. The following documents relating to Corporate Governance are available on the Company's website at www.macerich.com under "Investors—Corporate Governance":
Guidelines on Corporate Governance
Code of Business Conduct and Ethics
Code of Ethics for CEO and Senior Financial Officers
Audit Committee Charter
Compensation Committee Charter
Executive Committee Charter
Nominating and Corporate Governance Committee Charter
You may also request copies of any of these documents by writing to:
Attention: Corporate Secretary
The Macerich Company
401 Wilshire Blvd., Suite 700
Santa Monica, CA 90401

 ITEM 1A.    RISK FACTORS
Set forth below are the risks that we believe are material to our investors and they should be carefully considered. Those risks are not all of the risks we face, and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements in "Important Factors Related To Forward-Looking Statements". For purposes of this “Risk Factor” section, Centers wholly owned by us are referred to as “Wholly Owned Centers” and Centers that are partly but not wholly owned by us are referred to as “Joint Venture Centers.”
RISKS RELATED TO OUR BUSINESS AND PROPERTIES
The outbreak of the novel coronavirus (“COVID-19”) has caused, and could continue to cause, disruptions in the U.S., regional and global economies and has impacted, and could continue to materially and adversely impact, the Company’s financial condition and results of operations and the financial condition and results of operations of its tenants.
In March 2020, the World Health Organization declared COVID-19 a global pandemic. COVID-19 has caused, and could continue to cause, widespread disruptions to the United States and global economy and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak is continually evolving and, as additional cases of the virus are identified, many countries, including the United States, have reacted by instituting quarantines, restrictions on travel and/or mandatory closures of businesses. Certain states and cities, including where the Centers are located, have also reacted by encouraging the practice of social-distancing, restricting the size of gatherings and instituting quarantines, restrictions on travel, “stay-at-home” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue.

The extent to which COVID-19 impacts the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact, including the adoption and administration of available COVID-19 vaccines, as well as the effect of any relaxation of current restrictions, all of which could vary by geographic region in which our properties are located, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of COVID-19. Nevertheless, COVID-19 has, and may continue to, adversely affect our business, financial condition and results of operations, and it may also have the effect of heightening many of the risks described in this “Risk Factors” section, including:
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
•disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which could make it difficult for us to access debt and equity capital on attractive terms, or at all, impact our ability to fund business activities, repay debt on a timely basis and renew, extend or replace our credit facility prior to its maturity date on July 6, 2021 at all or on terms that are favorable to us;
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
Real property investments are subject to varying degrees of risk that may affect the ability of our Centers to generate sufficient revenues to meet operating and other expenses, including debt service, lease payments, capital expenditures and tenant improvements, and to make distributions to us and our stockholders. A number of factors, some of which may be heightened as a result of the COVID-19 pandemic, as further discussed in the risk factor above, may decrease the income generated by the Centers, including:
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
There is also increasing competition for tenants and shoppers from other retail formats and technologies, such as lifestyle centers, power centers, outlet centers, e-commerce, home shopping networks, catalogs, telemarketing and discount shopping clubs that could adversely affect our revenues. The increased popularity of digital and mobile technologies has accelerated the transition of a percentage of market share from shopping at physical stores to web-based shopping, and the ongoing COVID-19 pandemic and restrictions intended to prevent its spread have significantly increased the utilization of e-commerce and may, particularly in certain market segments, accelerate the sustained shift to online retail shopping. If we are unsuccessful in adapting our business to evolving consumer purchasing habits it may have a material adverse impact on our financial condition and results of operations. Further, the increased utilization of online retail shopping, if sustained, may lead to the closure of underperforming stores by retailers, which could impact our occupancy levels and the rates that tenants are willing to pay to lease our space.
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
Our financial condition and results of operations could be adversely affected if a downturn in the business of, or the bankruptcy or insolvency of, an Anchor or other significant tenant leads them to close retail stores or terminate their leases after seeking protection under the bankruptcy laws from their creditors, including us as lessor. In recent years, including as a result of the general conditions caused by COVID-19, a number of companies in the retail industry, including some of our tenants, have declared bankruptcy, have gone out of business, have significantly reduced their brick-and-mortar presence or failed to comply with their contractual obligations to us and others. If one of our tenants files for bankruptcy, we may not be able to collect amounts owed by that party prior to filing for bankruptcy. We may make lease modifications either pre- or post-bankruptcy for certain tenants undergoing significant financial distress in order for them to continue as a going concern. In addition, after filing for bankruptcy, a tenant may terminate any or all of its leases with us, in which event we would have a general unsecured claim against such tenant that would likely be worth less than the full amount owed to us for the remainder of the lease term. Furthermore, we may be required to incur significant expense in re-letting the space vacated by a bankrupt tenant and may not be able to release the space on similar terms or at all. The bankruptcy of a tenant, particularly an Anchor, may require a substantial redevelopment of their space, the success of which cannot be assured, and may make the re-letting of their space difficult and costly, and it may also be difficult to lease the remainder of the space at the affected property.
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
Certain of our properties have had excess space available for prospective tenants, and those properties may continue to experience, and other properties may commence experiencing, such oversupply in the future. Among other causes, (1) there has been an increased number of bankruptcies of Anchors and other national retailers, as well as store closures, and (2) there has been lower demand from retail tenants for space, due to certain retailers increasing their use of e-commerce websites to distribute their merchandise. As a result of the increased bargaining power of creditworthy retail tenants, there is a downward pressure on our rental rates and occupancy levels, and this increased bargaining power may also result in us having to increase our spend on tenant improvements and potentially make other lease modifications in order to attract or retain tenants, any of which, in the aggregate, could materially and adversely affect us.
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
Possible environmental liabilities could adversely affect us.
Each of the Centers have undergone Environmental Site Assessment—Phase I studies conducted by an environmental consultant. As a result of these assessments and other information, we are aware of certain environmental issues present at certain Centers or at properties neighboring certain Centers, such as asbestos containing materials (“ACMs”) (some of which may ultimately require removal under certain conditions, though the company has developed an operations and maintenance plan to manage ACMs), underground storage tanks (which are often present at or near Centers in connection with gasoline stations or automotive tire, battery and accessory services centers, and some of which may have leaked or are suspected to have leaked) and chlorinated hydrocarbons (such as perchloroethylene and its degradation byproducts, which have been detected at certain Centers and are often present in connection with tenant dry cleaning operations). These issues may result in potential environmental liability and cause us to incur costs in responding to these liabilities or in other costs associated with future investigation or remediation.
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
Persons or entities that arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of hazardous or toxic substances at the disposal or treatment facility, whether or not that facility is owned or operated by the person or entity arranging for the disposal or treatment of hazardous or toxic substances. For example, laws exist that impose liability for release of ACMs into the air, and third parties may seek recovery from owners or operators of real property for personal injury associated with exposure to ACMs. In connection with our ownership, operation, management, development and redevelopment of the Centers, or any other centers or properties we acquire in the future, we may be potentially liable under these laws and may incur costs in responding to these liabilities.
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
Each of our Centers has comprehensive liability, fire, extended coverage and rental loss insurance with insured limits customarily carried for similar properties. We do not insure certain types of losses (such as losses from wars), because they are either uninsurable or not economically insurable, and our insurance coverage may have certain exclusions (such as pandemics) that prevent us from collecting on certain claims under our policies. In addition, while we or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in California, the policies are subject to a deductible equal to 5% of the total insured value of each Center, a $133,900 per occurrence minimum and a combined annual aggregate loss limit of $100 million on these Centers. We or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in the Pacific Northwest and in the New Madrid Seismic Zone. However, the policies are subject to a deductible equal to 2% of the total insured value of each Center, a $102,700 per occurrence minimum and a combined annual aggregate loss limit of $100 million on these Centers. While we or the relevant joint venture also carry standalone terrorism insurance on the Centers, the policies are subject to a $25,000 deductible and a combined annual aggregate loss limit of $1.0 billion. Each Center has environmental insurance covering eligible third-party losses, remediation and non-owned disposal sites, subject to a $100,000 retention and a $50 million three-year aggregate loss limit, with the exception of one Center, which has a $5 million ten-year aggregate loss limit and another Center has a $20 million ten-year aggregate loss limit. Some environmental losses are not covered by this insurance because they are uninsurable or not economically insurable. Furthermore, we carry title insurance on substantially all of the Centers for generally less than their full value.
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
Our total outstanding loan indebtedness at December 31, 2020 was $8.7 billion (consisting of $6.0 billion of consolidated debt, less $459.8 million attributable to noncontrolling interests, plus $3.1 billion of our pro rata share of mortgages and other notes payable on unconsolidated joint ventures). As a result of this substantial indebtedness, we are required to use a material portion of our cash flow to service principal and interest on our debt, which limits the amount of cash available for other business opportunities. We are also subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet required debt service and that rising interest rates could adversely affect our debt service costs. In addition, our use of interest rate hedging arrangements may expose us to additional risks, including that the counterparty to the arrangement may fail to honor its obligations and that termination of these arrangements typically involves costs such as transaction fees or breakage costs. There can be no assurance that our hedging activities will have the desired impact on our results of operations, liquidity or financial condition. Furthermore, most of our Centers are mortgaged to secure payment of indebtedness, and if income from the Center is insufficient to pay that indebtedness, the Center could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value. Certain Centers also have debt that could become recourse debt to us if the Center is unable to discharge such debt obligation and, in certain circumstances, we may incur liability with respect to such debt greater than our legal ownership.
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
The Ownership Limit. In order for us to maintain our qualification as a REIT, not more than 50% in value of our outstanding stock (after taking into account certain options to acquire stock) may be owned, directly or indirectly or through the application of certain attribution rules, by five or fewer individuals (as defined in the Internal Revenue Code of 1986, as amended (the "Code"), to include some entities that would not ordinarily be considered “individuals”) at any time during the last half of a taxable year. To assist us in maintaining our qualification as a REIT, among other purposes, our Charter restricts ownership of more than 5% (the “Ownership Limit”) of the lesser of the number or value of our outstanding shares of stock by any single stockholder or a group of stockholders (with limited exceptions). In addition to enhancing preservation of our status as a REIT, the Ownership Limit may:
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
Legislative or regulatory action could adversely affect our stockholders.
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
GENERAL RISK FACTORS

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
The following table sets forth certain information regarding the Centers and other locations that are wholly owned or partly owned by the Company as of December 31, 2020.

Count	Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors (3)	Company-Owned Anchors (3)

	CONSOLIDATED CENTERS:
1	50.1%	Chandler Fashion Center(4)	2001/2002	-	1,318,000	633,000	92.6%	Dillard's, Macy's	—
		Chandler, Arizona
2	100%	Danbury Fair Mall(4)	1986/2005	2016	1,226,000	543,000	93.5%	JCPenney, Macy's	Dick's Sporting Goods, Primark
		Danbury, Connecticut
3	100%	Desert Sky Mall	1981/2002	2007	720,000	254,000	96.5%	Burlington, Dillard's	La Curacao, Mercado de los Cielos
		Phoenix, Arizona
4	100%	Eastland Mall(4)(5)	1978/1998	1996	1,025,000	491,000	89.1%	Dillard's, Macy's	JCPenney
		Evansville, Indiana
5	100%	Fashion Outlets of Chicago	2013/—	-	538,000	538,000	92.7%	—	—
		Rosemont, Illinois
6	100%	Fashion Outlets of Niagara Falls USA	1982/2011	2014	689,000	689,000	85.6%	—	—
		Niagara Falls, New York
7	50.1%	Freehold Raceway Mall(4)	1990/2005	2007	1,552,000	775,000	89.2%	JCPenney, Macy's	Dick's Sporting Goods, Primark
		Freehold, New Jersey
8	100%	Fresno Fashion Fair	1970/1996	2006	990,000	429,000	90.2%	Macy's	Forever 21, JCPenney, Macy's
		Fresno, California
9	100%	Green Acres Mall(4)(5)	1956/2013	2016	2,069,000	881,000	89.8%	—	BJ's Wholesale Club, Dick's Sporting Goods, Macy's (two), Sears(6), Walmart
		Valley Stream, New York
10	100%	Inland Center	1966/2004	2016	627,000	230,000	94.2%	Macy's	Forever 21, JCPenney
		San Bernardino, California
11	100%	Kings Plaza Shopping Center(4)(5)	1971/2012	2018	1,137,000	445,000	96.1%	Macy's	Burlington, Lowe's, Primark
		Brooklyn, New York
12	100%	La Cumbre Plaza(4)(5)	1967/2004	1989	492,000	175,000	82.4%	Macy's	—
		Santa Barbara, California
13	100%	NorthPark Mall(4)	1973/1998	2001	929,000	394,000	88.2%	Dillard's, JCPenney, Von Maur	—
		Davenport, Iowa
14	100%	Oaks, The	1978/2002	2009	1,205,000	603,000	88.2%	JCPenney, Macy's (two)	Dick's Sporting Goods, Nordstrom
		Thousand Oaks, California
15	100%	Pacific View	1965/1996	2001	886,000	401,000	82.1%	JCPenney, Target	Macy's
		Ventura, California
16	100%	Queens Center(5)	1973/1995	2004	965,000	408,000	97.9%	JCPenney, Macy's	—
		Queens, New York
17	100%	Santa Monica Place	1980/1999	2015	527,000	304,000	90.6%	—	Bloomingdale's(7), Nordstrom
		Santa Monica, California
18	84.9%	SanTan Village Regional Center	2007/—	2018	1,151,000	744,000	92.5%	Dillard's, Macy's	Dick's Sporting Goods
		Gilbert, Arizona
19	100%	SouthPark Mall(4)	1974/1998	2015	860,000	293,000	69.2%	Dillard's, Von Maur	Dick's Sporting Goods, JCPenney
		Moline, Illinois

Count	Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors (3)	Company-Owned Anchors (3)

20	100%	Stonewood Center(5)	1953/1997	1991	932,000	358,000	86.0%	—	JCPenney, Kohl's, Macy's, Sears
		Downey, California
21	100%	Superstition Springs Center(4)	1990/2002	2002	917,000	385,000	90.2%	Dillard's, JCPenney, Macy's	—
		Mesa, Arizona
22	100%	Towne Mall(4)	1985/2005	1989	350,000	179,000	74.6%	—	Belk, JCPenney
		Elizabethtown, Kentucky
23	100%	Tucson La Encantada	2002/2002	2005	246,000	246,000	92.8%	—	—
		Tucson, Arizona
24	100%	Valley Mall	1978/1998	1992	505,000	190,000	77.8%	Target	Belk, Dick's Sporting Goods, JCPenney
		Harrisonburg, Virginia
25	100%	Valley River Center	1969/2006	2007	808,000	408,000	93.6%	Macy's	JCPenney
		Eugene, Oregon
26	100%	Victor Valley, Mall of(4)	1986/2004	2012	580,000	257,000	94.1%	Macy's	Dick's Sporting Goods, JCPenney
		Victorville, California
27	100%	Vintage Faire Mall	1977/1996	2008	914,000	470,000	90.3%	Macy's	Dick's Sporting Goods, JCPenney, Macy's
		Modesto, California
28	100%	Wilton Mall(4)	1990/2005	1998	709,000	506,000	87.4%	JCPenney	Dick's Sporting Goods
		Saratoga Springs, New York
		Total Consolidated Centers			24,867,000	12,229,000	89.6%
	UNCONSOLIDATED JOINT VENTURE CENTERS:
29	60%	Arrowhead Towne Center(4)	1993/2002	2015	1,076,000	389,000	95.8%	Dillard's, JCPenney, Macy's	Dick's Sporting Goods
		Glendale, Arizona
30	50%	Biltmore Fashion Park	1963/2003	2020	597,000	292,000	86.6%	—	Macy's, Saks Fifth Avenue
		Phoenix, Arizona
31	50%	Broadway Plaza	1951/1985	2016	920,000	375,000	92.0%	Macy's	Neiman Marcus(8), Nordstrom
		Walnut Creek, California
32	50.1%	Corte Madera, The Village at	1985/1998	2020	500,000	263,000	97.1%	Macy's, Nordstrom	—
		Corte Madera, California
33	50%	Country Club Plaza(9)	1922/2016	2015	947,000	947,000	n/a	—	—
		Kansas City, Missouri
34	51%	Deptford Mall	1975/2006	2020	950,000	378,000	86.4%	JCPenney, Macy's	Boscov's, Dick's Sporting Goods
		Deptford, New Jersey
35	51%	FlatIron Crossing(4)	2000/2002	2009	1,428,000	729,000	90.0%	Dillard's, Macy's	Dick's Sporting Goods, Forever 21
		Broomfield, Colorado
36	50%	Kierland Commons	1999/2005	2003	437,000	437,000	96.9%	—	—
		Scottsdale, Arizona
37	60%	Lakewood Center	1953/1975	2008	2,071,000	1,006,000	87.1%	—	Costco, Forever 21, Home Depot, JCPenney, Macy's, Target
		Lakewood, California
38	60%	Los Cerritos Center(10)	1971/1999	2016	1,022,000	539,000	89.9%	Macy's, Nordstrom	Dick's Sporting Goods, Forever 21
		Cerritos, California
39	50%	North Bridge, The Shops at(5)	1998/2008	-	669,000	409,000	79.5%	—	Nordstrom
		Chicago, Illinois
40	50%	Scottsdale Fashion Square	1961/2002	2020	1,843,000	882,000	92.3%	Dillard's	Dick's Sporting Goods, Macy's, Neiman Marcus, Nordstrom
		Scottsdale, Arizona
41	60%	South Plains Mall(4)	1972/1998	2017	1,145,000	486,000	83.5%	—	Dillard's (two), JCPenney
		Lubbock, Texas

Count	Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors (3)	Company-Owned Anchors (3)

42	51%	Twenty Ninth Street(5)	1963/1979	2007	845,000	553,000	92.2%	Macy's	Home Depot
		Boulder, Colorado
43	50%	Tysons Corner Center(4)	1968/2005	2014	1,971,000	1,087,000	90.9%	—	Bloomingdale's, L.L. Bean, Macy's, Nordstrom
		Tysons Corner, Virginia
44	60%	Washington Square(10)	1974/1999	2005	1,296,000	573,000	91.2%	Macy's	Dick's Sporting Goods, JCPenney, Nordstrom
		Portland, Oregon
45	19%	West Acres	1972/1986	2001	693,000	427,000	96.3%	Macy's	JCPenney
		Fargo, North Dakota
		Total Unconsolidated Joint Ventures			18,410,000	9,772,000	89.8%
	REGIONAL SHOPPING CENTERS UNDER REDEVELOPMENT
46	50%	Fashion District Philadelphia(4)(5)(11)	1977/2014	2019	850,000	620,000	(12)	—	Burlington, Primark(13)
		Philadelphia, Pennsylvania
47	100%	Paradise Valley Mall(4)(11)	1979/2002	2009	1,198,000	418,000	(12)	Dillard's(14), JCPenney, Macy's(14)	Costco
		Phoenix, Arizona
47		Total Regional Shopping Centers			45,325,000	23,039,000	89.7%
	COMMUNITY/POWER SHOPPING CENTERS
1	50%	Atlas Park, The Shops at(15)	2006/2011	2013	374,000	374,000	86.0%	—	—
		Queens, New York
2	50%	Boulevard Shops(15)	2001/2002	2004	184,000	184,000	95.7%	—	—
		Chandler, Arizona
3	100%	Southridge Center(4)(11)	1975/1998	2013	803,000	414,000	76.1%	Des Moines Area Community College	Target
		Des Moines, Iowa
4	100%	Superstition Springs Power Center(11)	1990/2002	-	206,000	53,000	46.8%	Best Buy, Burlington	—
		Mesa, Arizona
5	100%	The Marketplace at Flagstaff(5)(11)	2007/—	-	268,000	147,000	100.0%	—	Home Depot
		Flagstaff, Arizona
5		Total Community/Power Shopping Centers			1,835,000	1,172,000
52		Total before Other Assets			47,160,000	24,211,000
	OTHER ASSETS:
	100%	Various(11)(16)	-	-	427,000	265,000		—	Kohl's
	83.2%	Estrella Falls(11)	2016	2016	79,000	79,000	—	—	—
		Goodyear, Arizona
	50%	Scottsdale Fashion Square-Office(15)	1984/2002	2016	123,000	—	—	—	—
		Scottsdale, Arizona
	50%	Tysons Corner Center-Office(15)	1999/2005	2012	174,000	—	—	—	—
		Tysons Corner, Virginia
	50%	Hyatt Regency Tysons Corner Center(15)	2015	2015	290,000	—	—	—	—
		Tysons Corner, Virginia
	50%	VITA Tysons Corner Center(15)	2015	2015	510,000	—	—	—	—
		Tysons Corner, Virginia
	50%	Tysons Tower(15)	2014	2014	529,000	—	—	—	—
		Tysons Corner, Virginia
	OTHER ASSETS UNDER DEVELOPMENT:
	25%	One Westside(15)(17)	1985/1998	Ongoing	680,000	—	—	—	—
		Los Angeles, California

Count	Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors (3)	Company-Owned Anchors (3)

		Total Other Assets			2,812,000	344,000
		Grand Total			49,972,000	24,555,000
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
(3)Total GLA includes GLA attributable to Anchors (whether owned or non-owned) and Mall and Freestanding Stores as of December 31, 2020. “Non-owned Anchors” is space not owned by the Company (or, in the case of Joint Venture Centers, by the joint venture property partnership or limited liability company) which is occupied by Anchor tenants. “Company-owned Anchors” is space owned (or leased) by the Company (or, in the case of Joint Venture Centers, by the joint venture property partnership or limited liability company) and leased (or subleased) to Anchor.
(4)These Centers have vacant Anchor locations. The Company is actively seeking replacement tenants or has entered into replacement leases for many of these vacant sites and/or is currently executing or considering redevelopment opportunities for these locations. The Company continues to collect rent under the terms of an agreement regarding four of these vacant Anchors.
(5)Portions of the land on which the Center is situated are subject to one or more long-term ground leases.
(6)Sears has announced plans to close this location in April 2021.
(7)Macy's announced plans to close their Bloomingdale's store at Santa Monica Place in March 2021. The Company is actively seeking replacement tenants.
(8)Neiman Marcus closed their store at Broadway Plaza in January 2021. The Joint Venture is actively seeking a replacement tenant.
(9)Nordstrom has announced plans to open a 116,000 square foot store at Country Club Plaza in 2023.
(10)The Center has a vacant former Sears to be demolished for redevelopment.
(11)Included in Consolidated Centers.
(12)Tenant spaces have been intentionally held off the market and remain vacant because of redevelopment plans. As a result, the Company believes the percentage of mall and freestanding GLA leased at this redevelopment property is not meaningful data.
(13)Primark has announced plans to open a 47,000 square foot store at Fashion District Philadelphia in Fall 2021.
(14)Dillard's and Macy's have announced plans to close at Paradise Valley Mall.
(15)Included in Unconsolidated Joint Venture Centers.
(16)The Company owns an office building and five stores located at shopping centers not owned by the Company. Of the five stores, one has been leased to Kohl's, one is vacant and three have been leased for non-Anchor uses. With respect to the office building and two of the five stores, the underlying land is owned in fee entirely by the Company. With respect to the remaining three stores, the underlying land is owned by third parties and leased to the Company pursuant to long-term building or ground leases. Under the terms of a typical building or ground lease, the Company pays rent for the use of the building or land and is generally responsible for all costs and expenses associated with the building and improvements. In some cases, the Company has an option or right of first refusal to purchase the land. The termination dates of the ground leases range from 2023 to 2027.
(17)One Westside, formerly known as Westside Pavilion, was a regional shopping center that closed in January 2019. This property is under redevelopment into 584,000 square feet of creative office leased entirely to Google, along with 96,000 square feet of existing dining and entertainment space.

Mortgage Debt
The following table sets forth certain information regarding the mortgages encumbering the Centers, including those Centers in which the Company has less than a 100% interest. The information set forth below is as of December 31, 2020 (dollars in thousands):

Property Pledged as Collateral	Fixed or Floating	Carrying Amount(1)	Effective Interest Rate(2)	Annual Debt Service(3)	Maturity Date(4)	Balance Due on Maturity	Earliest Date Notes Can Be Defeased or Be Prepaid
Consolidated Centers:
Chandler Fashion Center(5)	Fixed	$255,361	4.18%	$10,496	7/5/24	$256,000	Any Time
Danbury Fair Mall(6)	Fixed	186,741	5.56%	18,456	4/1/21	184,775	Any Time
Fashion District Philadelphia(7)	Floating	201,000	4.00%	8,040	1/22/24	191,000	Any Time
Fashion Outlets of Chicago	Fixed	299,193	4.61%	13,740	2/1/31	300,000	Any Time
Fashion Outlets of Niagara Falls USA(8)	Fixed	101,463	6.45%	8,724	10/6/23	95,585	Any Time
Freehold Raceway Mall(5)	Fixed	398,545	3.94%	15,600	11/1/29	386,013	11/1/22
Fresno Fashion Fair	Fixed	323,857	3.67%	11,652	11/1/26	325,000	Any Time
Green Acres Commons(9)	Floating	129,847	2.87%	2,996	3/29/21	130,000	Any Time
Green Acres Mall(10)	Fixed	270,570	3.61%	17,364	2/3/21	269,922	Any Time
Kings Plaza Shopping Center	Fixed	535,413	3.71%	19,548	1/1/30	540,000	2/1/2023
Oaks, The	Fixed	183,108	4.14%	12,768	6/5/22	174,433	Any Time
Pacific View	Fixed	114,909	4.08%	8,016	4/1/22	110,597	Any Time
Queens Center	Fixed	600,000	3.49%	20,928	1/1/25	600,000	Any Time
Santa Monica Place(11)	Floating	298,566	1.88%	4,902	12/9/22	300,000	Any Time
SanTan Village Regional Center	Fixed	219,233	4.34%	9,460	7/1/29	220,000	7/1/2023
Towne Mall	Fixed	19,815	4.48%	1,404	11/1/22	18,886	Any Time
Tucson La Encantada	Fixed	62,018	4.23%	4,416	3/1/22	59,788	Any Time
Victor Valley, Mall of	Fixed	114,791	4.00%	4,560	9/1/24	115,000	Any Time
Vintage Faire Mall	Fixed	246,380	3.55%	15,072	3/6/26	210,825	Any Time
		$4,560,810

Property Pledged as Collateral	Fixed or Floating	Carrying Amount(1)	Effective Interest Rate(2)	Annual Debt Service(3)	Maturity Date(4)	Balance Due on Maturity	Earliest Date Notes Can Be Defeased or Be Prepaid
Unconsolidated Joint Venture Centers (at Company's Pro Rata Share):
Arrowhead Towne Center(60%)	Fixed	$240,000	4.05%	$9,720	2/1/28	$212,555	2/1/22
Atlas Park, The Shops at(50%)(12)	Floating	34,157	2.43%	1,058	10/28/21	33,984	Any Time
Boulevard Shops(50%)(13)	Floating	9,633	2.33%	195	12/5/23	9,743	Any Time
Broadway Plaza(50%)	Fixed	224,515	4.19%	9,405	4/1/30	189,724	4/1/22
Corte Madera, The Village at(50.1%)	Fixed	112,425	3.53%	3,945	9/1/28	98,753	Any Time
Country Club Plaza(50%)	Fixed	154,868	3.88%	9,001	4/1/26	137,525	4/1/21
Deptford Mall(51%)	Fixed	87,936	3.55%	5,795	4/3/23	81,750	Any Time
FlatIron Crossing(51%)(14)	Fixed	102,598	4.38%	6,585	1/5/22	100,476	Any Time
Kierland Commons(50%)	Fixed	104,749	3.98%	6,407	4/1/27	88,724	Any Time
Lakewood Center(60%)	Fixed	210,653	4.15%	13,144	6/1/26	185,306	Any Time
Los Cerritos Center(60%)	Fixed	315,000	4.00%	12,600	11/1/27	278,711	11/1/21
North Bridge, The Shops at(50%)	Fixed	187,099	3.71%	6,900	6/1/28	160,523	Any Time
One Westside(25%)(15)	Floating	25,467	2.18%	490	12/18/24	26,518	Any Time
Scottsdale Fashion Square(50%)	Fixed	217,444	3.02%	13,281	4/3/23	201,331	Any Time
South Plains Mall(60%)	Fixed	120,000	4.22%	5,065	11/6/25	120,000	Any Time
Twenty Ninth Street(51%)	Fixed	76,500	4.10%	3,137	2/6/26	76,500	Any Time
Tysons Corner Center(50%)	Fixed	364,167	4.13%	24,643	1/1/24	333,233	Any Time
Tysons Tower(50%)	Fixed	94,442	3.38%	3,164	11/11/29	95,000	12/18/2021
Tysons Vita(50%)(16)	Fixed	44,409	3.43%	1,485	1/1/30	45,000	1/1/24
Washington Square(60%)	Fixed	323,302	3.65%	18,115	11/1/22	311,348	Any Time
West Acres - Development(19%)	Fixed	431	3.72%	16	10/10/29	431	Any Time
West Acres(19%)	Fixed	13,821	4.61%	1,025	3/1/32	8,256	Any Time
		$3,063,616
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
The debt premiums (discounts) as of December 31, 2020 consisted of the following:

Property Pledged as Collateral
Unconsolidated Joint Venture Centers (at Company's Pro Rata Share):
Deptford Mall	$350
Lakewood Center	(7,666)
$(7,316)
The mortgage notes payable balances also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs at December 31, 2020 were $14.1 million for Consolidated Centers and $5.0 million for Unconsolidated Joint Venture Centers (at Company's pro rata share).
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
(6)On September 15, 2020, the Company closed on a loan extension agreement for Danbury Fair Mall. Under the extension agreement, the original loan maturity date of October 1, 2020 was extended to April 1, 2021. The loan may be further extended to July 1, 2021, subject to certain conditions. The loan amount and interest rate are unchanged following the extension.

(7)On December 10, 2020, the Company made the Partnership Loan to the Company’s joint venture in Fashion District Philadelphia to fund the entirety of a $100.0 million repayment to reduce the mortgage loan on Fashion District Philadelphia from $301.0 million to $201.0 million. This mortgage loan now matures on January 22, 2024, assuming exercise of a one-year extension option, and bears interest at LIBOR plus 3.5%, with a LIBOR floor of 0.50%. The partnership agreement for the joint venture was amended in connection with the Partnership Loan, and pursuant to the amended agreement, the Partnership Loan plus 15% accrued interest must be repaid prior to the resumption of 50/50 cash distributions to the Company and its joint venture partner (See Note 16–Consolidated Joint Venture and Acquisitions of the Company’s Consolidated Financial Statements).
(8)On December 15, 2020, the Company closed on a loan extension agreement for the Fashion Outlets of Niagara. Under the extension agreement the original loan maturity date of October 6, 2020 was extended to October 6, 2023. The loan amount and interest rate are unchanged following the extension.
(9)The loan bears interest at LIBOR plus 2.15%. The Company is in the process of securing a two-year extension on this loan.
(10)On January 22, 2021, the Company closed on a one-year extension of the loan to February 3, 2022, which also includes a one-year extension option to February 3, 2023. The interest rate remained unchanged, and the Company repaid $9 million of the outstanding loan balance at closing.
(11)The loan bears interest at LIBOR plus 1.48%. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 4.0% during the period ending December 9, 2021.
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
(14)On December 29, 2020, the Company’s joint venture closed on a one-year maturity date extension for the FlatIron Crossing loan to January 5, 2022. The interest rate increased from 3.85% to 4.10%, and the Company’s joint venture repaid $15.0 million, $7.6 million at the Company's pro rata share, of the outstanding loan balance at closing.
(15)On December 18, 2019, the Company’s joint venture in One Westside placed a construction loan on the property that allows for borrowing of up to $414.6 million, bears interest at LIBOR plus 1.70%, which can be reduced to LIBOR plus 1.50% upon the completion of certain conditions, and matures on December 18, 2024.
(16)On November 17, 2020, the Company’s joint venture in Tysons VITA, the residential tower at Tysons Corner Center, placed a new $95.0 million loan on the property that bears interest at an effective rate of 3.43% and matures on January 1, 2030. Initial loan funding for the Company’s joint venture was $90.0 million with future advance potential of up to $5.0 million.
ITEM 3.    LEGAL PROCEEDINGS
None of the Company, the Operating Partnership, the Management Companies or their respective affiliates is currently involved in any material legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The common stock of the Company is listed and traded on the New York Stock Exchange under the symbol "MAC". The common stock began trading on March 10, 1994 at a price of $19 per share. As of February 22, 2021, there were approximately 625 stockholders of record.
To maintain its qualification as a REIT, the Company is required each year to distribute to stockholders at least 90% of its net taxable income after certain adjustments. During 2020, the Company took numerous measures to preserve its liquidity, including paying a reduced dividend in the second, third and fourth quarters. Other than its dividend declared in March 2020 and paid in June 2020, which was paid in a combination of cash and shares of its common stock, the Company paid all of its 2020 and 2019 quarterly dividends in cash. The timing, amount and composition of future dividends will be determined in the sole discretion of the Company's board of directors and will depend on actual and projected cash flow, financial condition, funds from operations, earnings, capital requirements, annual REIT distribution requirements, contractual prohibitions or other restrictions, applicable law and such other factors as the board of directors deems relevant. For example, under the Company's existing financing arrangements, the Company may pay cash dividends and make other distributions based on a formula derived from funds from operations (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations ("FFO")") and only if no default under the financing agreements has occurred, unless, under certain circumstances, payment of the distribution is necessary to enable the Company to continue to qualify as a REIT under the Code.
Stock Performance Graph
The following graph provides a comparison, from December 31, 2015 through December 31, 2020, of the yearly percentage change in the cumulative total stockholder return (assuming reinvestment of dividends) of the Company, the Standard & Poors ("S&P") Midcap 400 Index, and the FTSE Nareit Equity Retail Index. The FTSE Nareit Equity Retail Index is an industry index of publicly-traded REITs that include the Company.
The graph assumes that the value of the investment in each of the Company's common stock and the indices was $100 at the close of the market on December 31, 2015.
Upon written request directed to the Secretary of the Company, the Company will provide any stockholder with a list of the REITs included in the FTSE Nareit Equity Retail Index. The historical information set forth below is not necessarily indicative of future performance.

Data for the S&P Midcap 400 Index and the FTSE Nareit Equity Retail Index were provided by Research Data Group.

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
Index Value
2015
2016
2017
2018
2019
2020
Period Ended
The Macerich Company
S&P Midcap 400 Index
FTSE Nareit Equity Retail Index

Copyright© 2021 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
The Macerich Company	100.00	88.58	82.13	54.12	33.66	14.08
S&P Midcap 400 Index	100.00	120.74	140.35	124.80	157.49	179.00
FTSE Nareit Equity Retail Index	100.00	100.95	96.13	91.36	101.09	75.63

Recent Sales of Unregistered Securities
None

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2020 to October 31, 2020	—	$—	—	$278,707,048
November 1, 2020 to November 30, 2020	—	—	—	$278,707,048
December 1, 2020 to December 31, 2020	—	—	—	$278,707,048
	—	$—	—

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

	Years Ended December 31,
	2020	2019	2018	2017	2016
OPERATING DATA:
Revenues:
Leasing revenue (1)	$740,323	$858,874	$883,996	$922,152	$970,119
Other	22,242	27,879	32,875	28,116	31,688
Management Companies	23,461	40,709	43,480	43,394	39,464
Total revenues	786,026	927,462	960,351	993,662	1,041,271
Expenses:
Shopping center and operating expenses	257,212	271,547	277,470	295,190	307,623
Leasing expense (1)	25,191	29,611	11,624	12,420	11,127
Management Companies' operating expenses	65,576	66,795	91,910	87,701	87,196
REIT general and administrative expenses	30,339	22,634	24,160	28,240	28,217
Costs related to shareholder activism (2)	—	—	19,369	—	—
Depreciation and amortization	319,619	330,726	327,436	335,431	348,488
Interest expense	75,550	138,254	182,962	171,776	163,675
Loss (gain) on extinguishment of debt, net	—	351	—	—	(1,709)
Total expenses	773,487	859,918	934,931	930,758	944,617
Equity in (loss) income of unconsolidated joint ventures	(27,038)	48,508	71,773	85,546	56,941
Co-venture expense (3)	—	—	—	(13,629)	(13,382)
Income tax benefit (expense)	447	(1,589)	3,604	(15,594)	(722)
Loss on remeasurement of assets	(163,298)	—	—	—	—
(Loss) gain on sale or write down of assets, net	(68,112)	(11,909)	(31,825)	42,446	415,348
Net (loss) income	(245,462)	102,554	68,972	161,673	554,839
Less net (loss) income attributable to noncontrolling interests	(15,259)	5,734	8,952	15,543	37,844
Net (loss) income attributable to the Company	$(230,203)	$96,820	$60,020	$146,130	$516,995
Earnings per common share ("EPS") attributable to the Company:
Basic	$(1.58)	$0.68	$0.42	$1.02	$3.52
Diluted (4)(5)	$(1.58)	$0.68	$0.42	$1.02	$3.52

	As of December 31,
	2020	2019	2018	2017	2016
BALANCE SHEET DATA:
Investment in real estate (before accumulated depreciation)	$9,256,712	$8,993,049	$8,878,820	$9,127,533	$9,209,211
Total assets	$9,184,005	$8,853,571	$9,026,808	$9,605,862	$9,958,148
Total mortgage and notes payable	$6,038,350	$5,209,976	$4,982,460	$5,170,264	$4,965,900
Equity (6)	$2,445,260	$2,830,970	$3,188,432	$3,967,999	$4,427,168
OTHER DATA:
Funds from operations ("FFO") attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold—diluted (7)	$339,505	$536,961	$564,436	$582,878	$642,304
Cash flows provided by (used in):
Operating activities	$124,837	$355,157	$344,311	$386,389	$429,534
Investing activities	$(202,848)	$(112,026)	$176,323	$178,988	$454,066
Financing activities	$446,454	$(278,216)	$(514,438)	$(566,269)	$(867,502)
Number of Centers at year end	52	52	52	55	57
Regional Shopping Centers portfolio occupancy	89.7%	94.0%	95.4%	95.0%	95.4%
Weighted average number of shares outstanding—EPS basic	146,232	141,340	141,142	141,877	146,599
Weighted average number of shares outstanding—EPS diluted (5)	146,232	141,340	141,144	141,913	146,711
Distributions declared per common share	$1.55	$3.00	$2.97	$2.87	$2.75
_______________________________________________________________________________

(1)On January 1, 2019, the Company adopted Accounting Standards Codification ("ASC") 842, "Leases", under the modified retrospective method. The new standard amended the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors).
Upon adoption of the new standard, the Company has presented all revenues associated with leases as leasing revenue on its consolidated statements of operations. For comparison purposes, the Company has reclassified minimum rents, percentage rents, tenant recoveries and other leasing income to leasing revenue for the years ended December 31, 2018, 2017 and 2016 to conform to the presentation for the years ended December 31, 2020 and 2019. The new standard requires the Company to reduce leasing revenue for credit losses associated with lease receivables. The standard also requires that the provision for bad debts relating to leases be presented as a reduction of leasing revenue. For the years ended December 31, 2018, 2017 and 2016, the provision for bad debts is included in shopping center and operating expenses.
The new standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Initial direct costs include the salaries and related costs for employees directly working on leasing activities. Prior to January 1, 2019, these costs were capitalizable and therefore the new lease standard resulted in certain of these costs being expensed as incurred. For comparison purposes, the Company has reclassified leasing costs that were included in management companies' operating expenses to leasing expenses for the years ended, December 31, 2018, 2017 and 2016 to conform to the presentation for the years ended December 31, 2020 and 2019.
See "Item 7. Management's Discussion and Analysis of Financial Condition and Management's Overview and Summary—Other Transactions and Events".
(2)During the year ended December 31, 2018, the Company incurred $19.4 million in costs associated with activities related to shareholder activism. These costs were primarily for legal and advisory services.
(3)On January 1, 2018, upon adoption of ASU 2014-09, "Revenue From Contracts With Customers (ASC 606)", the Company changed its accounting for Chandler Freehold from a co-venture arrangement to a financing arrangement. As a result, the Company no longer records co-venture expense for its partner's share of the income of Chandler Freehold. Under the financing arrangement, the Company recognizes interest expense on (i) the changes in fair value of the financing arrangement obligation, (ii) any payments to the joint venture partner equal to their pro rata share of net income and (iii) any payments to the joint venture partner less than or in excess of their pro rata share of net income.
(4)Assumes the conversion of Operating Partnership units to the extent they are dilutive to the EPS computation. It also assumes the conversion of MACWH, LP common and preferred units to the extent that they are dilutive to the EPS computation.
(5)Includes the dilutive effect, if any, of share and unit-based compensation plans calculated using the treasury stock method and the dilutive effect, if any, of all other dilutive securities calculated using the "if converted" method.
(6)Equity includes the noncontrolling interests in the Operating Partnership, nonredeemable noncontrolling interests in consolidated joint ventures and common and non-participating convertible preferred units of MACWH, LP.
(7)See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations ("FFO")".

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, the Operating Partnership. As of December 31, 2020, the Operating Partnership owned or had an ownership interest in 47 regional shopping centers and five community/power shopping centers. These 52 regional and community/power shopping centers (which include any related office space) consist of approximately 50 million square feet of gross leasable area (“GLA”) and are referred to herein as the “Centers”. The Centers consist of consolidated Centers (“Consolidated Centers”) and unconsolidated joint venture Centers (“Unconsolidated Joint Venture Centers”) as set forth in “Item 2. Properties,” unless the context otherwise requires. The Company is a self-administered and self-managed REIT and conducts all of its operations through the Operating Partnership and the Management Companies.
The following discussion is based primarily on the consolidated financial statements of the Company for the years ended December 31, 2020, 2019 and 2018. It compares the results of operations and cash flows for the year ended December 31, 2020 to the results of operations and cash flows for the year ended December 31, 2019. Also included is a comparison of the results of operations and cash flows for the year ended December 31, 2019 to the results of operations and cash flows for the year ended December 31, 2018. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
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
On September 15, 2020, the Company closed on a loan extension agreement for the $191.0 million loan on Danbury Fair Mall. Under the extension agreement, the original loan maturity date of October 1, 2020 was extended to April 1, 2021. The loan may be further extended to July 1, 2021, subject to certain conditions. The loan amount and interest rate are unchanged following the extension.
On November 17, 2020, the Company’s joint venture in Tysons VITA, the residential tower at Tysons Corner Center, placed a new $95.0 million loan on the property that bears interest at an effective rate of 3.43% and matures on January 1, 2030. Initial loan funding for the Company’s joint venture was $90.0 million with future advance potential of up to $5.0 million. The Company used its share of the initial proceeds of $45.0 million for general corporate purposes.
On December 10, 2020, the Company made the Partnership Loan to the Company’s joint venture in Fashion District Philadelphia to fund the entirety of a $100.0 million repayment to reduce the mortgage loan on Fashion District Philadelphia from $301.0 million to $201.0 million. This mortgage loan now matures on January 22, 2024, assuming exercise of a one-year extension option, and bears interest at LIBOR plus 3.5%, with a LIBOR floor of 0.50%. The partnership agreement for the joint venture was amended in connection with the Partnership Loan, and pursuant to the amended agreement, the Partnership Loan plus 15% accrued interest must be repaid prior to the resumption of 50/50 cash distributions to the Company and its joint venture partner (See Note 16–Consolidated Joint Venture and Acquisitions of the Company’s Consolidated Financial Statements).
On December 15, 2020, the Company closed on a loan extension agreement for the Fashion Outlets of Niagara $101.5 million loan. Under the extension agreement the original loan maturity date of October 6, 2020 was extended to October 6, 2023. The loan amount and interest rate are unchanged following the extension.
On December 29, 2020, the Company’s joint venture closed on a one-year maturity date extension for the FlatIron Crossing loan to January 5, 2022. The interest rate increased from 3.85% to 4.10%, and the Company’s joint venture repaid $15.0 million, $7.6 million at the Company's pro rata share, of the outstanding loan balance at closing. At December 31, 2020, the Company’s pro rata share of the loan is $102.6 million.
On January 22, 2021, the Company closed on a one-year extension for Green Acres Mall $270.6 million loan to February 3, 2022, which also includes a one-year extension to February 3, 2023. The interest rate remained unchanged, and the Company repaid $9 million of the outstanding loan balance at closing.
During the second quarter of 2020 and in July 2020, the Company secured agreements with its mortgage lenders on 19 mortgage loans to defer approximately $47.2 million of both second and third quarter of 2020 debt service payments at the Company’s pro rata share during the COVID-19 pandemic. Of the deferred payments, $28.1 million and $36.9 million was repaid in the three months and twelve months ended December 31, 2020, respectively; and the remaining balance has now been fully repaid during the first quarter of 2021.
Redevelopment and Development Activity:
The Company's joint venture with Hudson Pacific Properties is redeveloping One Westside into 584,000 square feet of creative office space and 96,000 square feet of dining and entertainment space. The entire creative office space has been leased to Google and is expected to be completed in 2022. The total cost of the project is estimated to be between $500.0 million and $550.0 million, with $125.0 million to $137.5 million estimated to be the Company's pro rata share. The Company has funded $77.7 million of the total $310.9 million incurred by the joint venture as of December 31, 2020. The joint venture expects to fund the remaining costs of the development with its new $414.6 million construction loan (See "Financing Activities").
The Company has a 50/50 joint venture with Simon Property Group to develop Los Angeles Premium Outlets, a premium outlet center in Carson, California that is planned to open with approximately 400,000 square feet, followed by an additional 165,000 square feet in the second phase. The Company has funded $37.7 million of the total $75.4 million incurred by the joint venture as of December 31, 2020.
In connection with the closures and lease rejections of several Sears stores owned or partially owned by the Company, the Company anticipates spending between $130.0 million to $160.0 million at the Company’s pro rata share to redevelop the Sears stores. The anticipated openings of such redevelopments are expected to occur over several years. The estimated range of redevelopment costs could increase if the Company or its joint venture decides to expand the scope of the redevelopments. The Company has funded $37.5 million at its pro rata share as of December 31, 2020.
Other Transactions and Events:
On January 1, 2018, upon adoption of ASU 2014-09, "Revenue From Contracts With Customers, (ASC 606)", the Company changed its accounting for Chandler Freehold from a co-venture arrangement to a financing arrangement ("Financing Arrangement"). As a result, the Company no longer records co-venture expense for its partner's share of the income of Chandler Freehold. Under the Financing Arrangement, the Company recognizes interest expense on (i) the changes in fair value of the

Financing Arrangement obligation, (ii) any payments to the joint venture partner equal to their pro rata share of net income and (iii) any payments to the joint venture partner less than or in excess of their pro rata share of net income.
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
Upon adoption of the new standard, the Company has presented all revenues associated with leases as leasing revenue on its consolidated statements of operations. For comparison purposes, the Company has reclassified minimum rents, percentage rents, tenant recoveries and other leasing income to leasing revenue for the year ended December 31, 2018 to conform to the presentation for the years ended December 31, 2020 and 2019. The new standard requires the Company to reduce leasing revenue for credit losses associated with lease receivables. For the year ended December 31, 2018, the provision for bad debts is included in shopping center and operating expenses. In addition, straight-line rent receivables are written off when the Company believes there is reasonable uncertainty regarding a tenant's ability to complete the term of the lease. As a result, the Company recognized a cumulative effect adjustment of $2.2 million upon adoption for the write off of straight-line rent receivables of tenants that were in litigation or bankruptcy.
The new standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Initial direct costs include the salaries and related costs for employees directly working on leasing activities. Prior to January 1, 2019, these costs were capitalizable and therefore the new lease standard resulted in certain of these costs being expensed as incurred. For comparison purposes, the Company has reclassified leasing costs that were included in management companies' operating expenses to leasing expenses for the year ended December 31, 2018 to conform to the presentation for the years ended December 31, 2020 and 2019.
In March 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. As a result, all of the markets that the Company operates in were subject to stay-at-home orders, and the majority of its properties were temporarily closed in part or completely. As of October 7, 2020, all of the Company’s properties resumed operations and have remained open since that time, including Queens Center and Kings Plaza in New York City, which re-opened in early September 2020 after being closed since March 2020, and nine indoor California malls that had previously re-opened in May and early June 2020, but were closed for a second time in July 2020 pursuant to a statewide mandate. Those nine indoor California malls include Fresno Fashion Fair, Inland Center, Pacific View, The Mall at Victor Valley, The Oaks and Vintage Faire Mall, each of which re-opened in late August 2020, and Lakewood Center, Los Cerritos Center and Stonewood Center, each of which re-opened on October 7, 2020. All Centers have been open and operating since October 7, 2020, and government mandated restrictions have generally been eased during 2021.
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
While the ultimate adverse impact of this outbreak is unknown at this time, the Company’s financial condition and the results of its operations have been negatively impacted, as certain tenants delayed rent payments during the fourth quarter of 2020 and some tenants have continued to request delayed or reduced rent payments for January and beyond. See "Outlook" in Results of Operations for a further discussion of the forward-looking impact of COVID-19 and the Company's strategic plan to mitigate the anticipated negative impact on its financial condition and results of operations.
In March 2020, the Company declared a reduced second quarter dividend of $0.50 per share of its common stock, which was paid on June 3, 2020 in a combination of cash and shares of common stock, at the election of the stockholder, subject to a limitation that the aggregate amount of cash payable to holders of the Company’s common stock would not exceed 20% of the aggregate amount of the dividend, or $0.10 per share, for all stockholders of record on April 22, 2020. The amount of the dividend represents a reduction from the Company’s first quarter dividend, and was paid in a combination of cash and shares of common stock to preserve liquidity in light of the impact and uncertainty arising out of the COVID-19 outbreak. On July 24, 2020, the Company declared a further reduced third quarter cash dividend of $0.15 per share of its common stock, which was paid in cash on September 8, 2020 to stockholders of record on August 19, 2020. On October 29, 2020, the Company declared a fourth quarter cash dividend of $0.15 per share of its common stock, which was paid on December 3, 2020 to stockholders of record on November 9, 2020. On January 28, 2021, the Company declared a first quarter cash dividend of $0.15 per share of its common stock, which will be paid on March 3, 2021 to stockholders of record on February 19, 2021. The dividend amount will be reviewed by the Board on a quarterly basis. See “Liquidity and Capital Resources” for a further discussion of the Company’s anticipated liquidity needs, and the measures taken by the Company to meet those needs.
On December 31, 2020, the Company and its joint venture partner, Seritage, entered into a distribution agreement. The joint venture owned nine properties, including the former Sears parcels at the South Plains Mall and the Arrowhead Towne Center. The joint venture distributed the former Sears parcel at South Plains Mall to the Company and the former Sears parcel at Arrowhead Towne Center to Seritage. The joint venture partners agreed that the distributed properties were of equal value. The Company now owns 100% of the former Sears parcel at South Plains Mall. Effective December 31, 2020, the Company consolidates its 100% interest in the Sears parcel at South Plains Mall in the Company’s consolidated financial statements (See Note 16–Consolidated Joint Venture and Acquisitions of the Company’s consolidated financial statements).
Inflation:
In the last five years, inflation has not had a significant impact on the Company because of a relatively low inflation rate. Most of the leases at the Centers have rent adjustments periodically throughout the lease term. These rent increases are either in fixed increments or based on using an annual multiple of increases in the Consumer Price Index ("CPI"). In addition, approximately 3% to 18% of the leases for spaces 10,000 square feet and under expire each year, which enables the Company to replace existing leases with new leases at higher base rents if the rents of the existing leases are below the then existing market rate. The Company has generally entered into leases that require tenants to pay a stated amount for operating expenses, generally excluding property taxes, regardless of the expenses actually incurred at any Center, which places the burden of cost control on the Company. Additionally, certain leases require the tenants to pay their pro rata share of operating expenses.
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

Acquisitions:
Upon the acquisition of real estate properties, the Company evaluates whether the acquisition is a business combination or asset acquisition. For both business combinations and asset acquisitions, the Company allocates the purchase price of properties to acquired tangible assets and intangible assets and liabilities. For asset acquisitions, the Company capitalizes transaction costs and allocates the purchase price using a relative fair value method allocating all accumulated costs. For business combinations, the Company expenses transaction costs incurred and allocates purchase price based on the estimated fair value of each separately identified asset and liability. The Company allocates the estimated fair value of acquisitions to land, building, tenant improvements and identified intangible assets and liabilities, based on their estimated fair values. In addition, any assumed mortgage notes payable are recorded at their estimated fair values. The estimated fair value of the land and buildings is determined utilizing an “as if vacant” methodology. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair value basis at the acquisition date prorated over the remaining lease terms. The tenant improvements are classified as an asset under property and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (i) leasing commissions and legal costs, which represent the value associated with “cost avoidance” of acquiring in-place leases, such as lease commissions paid under terms generally experienced in the Company's markets; (ii) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased; and (iii) above or below-market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. Leasing commissions and legal costs are recorded in deferred charges and other assets and are amortized over the remaining lease terms. The value of in-place leases is recorded in deferred charges and other assets and amortized over the remaining lease terms plus any below-market fixed rate renewal options. Above or below-market leases are classified in deferred charges and other assets or in other accrued liabilities, depending on whether the contractual terms are above or below-market, and the asset or liability is amortized to minimum rents over the remaining terms of the leases. The remaining lease terms of below-market leases may include certain below-market fixed-rate renewal periods. In considering whether or not a lessee will execute a below-market fixed-rate lease renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition such as tenant mix in the Center, the Company's relationship with the tenant and the availability of competing tenant space.
Remeasurement gains and losses are recognized when the Company becomes the primary beneficiary of an existing equity method investment that is a variable interest entity to the extent that the fair value of the existing equity investment exceeds the carrying value of the investment, and remeasurement losses to the extent the carrying value of the investment exceeds the fair value. The fair value is determined based on a discounted cash flow model, with the significant unobservable inputs including discount rate, terminal capitalization rate and market rents.
Asset Impairment:
The Company assesses whether an indicator of impairment in the value of its properties exists by considering expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include projected rental revenue, operating costs and capital expenditures as well as estimated holding periods and capitalization rates. If an impairment indicator exists, the determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flows analysis or a contracted sales price, with the carrying value of the related assets. The Company generally holds and operates its properties long-term, which decreases the likelihood of their carrying values not being recoverable. A shortened holding period increases the risk that the carrying value of a long-lived asset is not recoverable. Properties classified as held for sale are measured at the lower of the carrying amount or fair value less cost to sell.
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
For the comparison of the year ended December 31, 2020 to the year ended December 31, 2019 and the comparison of the year ended December 31, 2019 to the year ended December 31, 2018, the Redevelopment Properties are Paradise Valley Mall and certain ground up developments.
For the comparison of the year ended December 31, 2020 to the year ended December 31, 2019, the JV Transition Centers are Fashion District Philadelphia and Sears South Plains. For the comparison of the year ended December 31, 2019 to the year ended December 31, 2018, the JV Transition Centers is One Westside. The change in revenues and expenses at the JV Transition Centers is primarily due to the conversion of Fashion District Philadelphia from an Unconsolidated Joint Venture Center to a Consolidated Center (See Note 16–Consolidated Joint Venture and Acquisitions in the Company's Notes to the Consolidated Financial Statements).
For comparison of the year ended December 31, 2020 to the year ended December 31, 2019 and the comparison of the year ended December 31, 2019 to the year ended December 31, 2018, the Disposition Property is Promenade at Casa Grande.
Unconsolidated joint ventures are reflected using the equity method of accounting. The Company's pro rata share of the results from these Centers is reflected in the consolidated statements of operations as equity in (loss) income of unconsolidated joint ventures.
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
Tenant sales per square foot were $801 for the twelve months ended December 31, 2019. Given the widespread closure of the majority of the Company's tenants during April and portions of May through October 2020 as a result of COVID-19 (See "Other Transactions and Events" in Management's Overview and Summary), the tenant sales per square foot metric is not available for the twelve months ended December 31, 2020. However, given the majority of the Company’s Centers were open during the fourth quarter of 2020, the Company is able to provide a comparable tenant sales measurement for the fourth quarter. Comparable tenant sales declined approximately 16% during the three months ended December 31, 2020 compared to the same period during 2019.
The leased occupancy rate decreased from 94.0% at December 31, 2019 to 89.7% at December 31, 2020. Releasing spreads declined as the Company executed leases at an average rent of $50.69 for new and renewal leases executed compared to $52.60 on leases expiring, resulting in a releasing spread of $1.91 per square foot representing a 3.6% decrease for the trailing twelve months ended December 31, 2020.
The Company continues to renew or replace leases that are scheduled to expire in 2021, however, the Company cannot be certain of the impact that COVID-19 will have on its ability to sign, renew or replace leases expiring in 2021 or beyond. These leases that are scheduled to expire represent approximately 1.0 million square feet of the Centers, accounting for 16.3% of the GLA of mall stores and freestanding stores, for spaces 10,000 square feet and under, as of December 31, 2020. These calculations exclude Centers under development or redevelopment and property dispositions (See "Acquisitions and Dispositions" and "Redevelopment and Development Activities" in Management's Overview and Summary), and include square footage of Centers owned by joint ventures at the Company’s share.
2021 lease expirations continue to be an important focal point for the Company. The Company now has commitments on 60% of the remaining 2021 expiring square footage with another 40% in the letter of intent stage, disregarding leases for stores that have closed or for stores that tenants have indicated they intend to close.
The Company has entered into 80 leases for new stores totaling approximately 494,000 square feet that have opened or are planned for opening in 2021. While there may be additional new store openings in 2021, any such leases are not yet executed.
During the trailing twelve months ended December 31, 2020, the Company signed 141 new leases and 426 renewal leases comprising approximately 2.1 million square feet of GLA, of which 1.3 million square feet is related to the consolidated Centers. The average tenant allowance was $11.43 per square foot. The majority of the Company's COVID-19 related lease amendments are excluded from these numbers.
Outlook
The Company has a long-term four-pronged business strategy that focuses on the acquisition, leasing and management, redevelopment and development of Regional Shopping Centers. Although the Company believes that overall regional shopping center fundamentals in its markets appear to be improving, the Company expects that its results for 2021 will be negatively impacted by the COVID-19 pandemic, Anchor closures and tenant bankruptcies, among other factors.
All Centers have been open and operating since October 7, 2020, and government mandated restrictions have generally been eased during 2021. As a result of COVID-19 (See "Other Transactions and Events" in Management's Overview and Summary) and subsequent government mandates, all but a few of the Company’s Centers closed in March 2020, except for the continued operation of essential retail and services. In total, approximately 74% of the gross leasable area, which was previously occupied prior to the COVID-19 closures, was closed during this time. As of October 7, 2020, all of the Company’s properties resumed operations and have remained open since that time, including Queens Center and Kings Plaza in New York City, which re-opened in early September 2020 after being closed since March 2020, and nine indoor California malls that had previously re-opened in May and early June 2020, but were closed for a second time in July 2020 pursuant to a statewide mandate. Those nine indoor California malls include Fresno Fashion Fair, Inland Center, Pacific View, The Mall at Victor Valley, The Oaks and Vintage Faire Mall, each of which re-opened in late August 2020, and Lakewood Mall, Los Cerritos Center and Stonewood Mall, each of which re-opened on October 7, 2020.
The Company’s rent collections were initially negatively impacted in the second and third quarters of 2020 but have significantly improved as the year progressed. The Company collected approximately 89% of rents billed for the three months ended September 30, 2020, and 93% of rents billed for the three months ended December 31, 2020. The Company has collected approximately 89% of rents billed for January 2021. The Company continues to make significant progress in its negotiations with national and local tenants to secure rental payments, despite a significant portion of the Company’s tenants requesting rental assistance, whether in the form of deferral or rent reduction. For example (in each case, based on gross rent), of the nearly 200 national tenants in the Company’s portfolio, the Company has agreed to repayment terms with and/or received payments from approximately 93%, the Company is negotiating terms with another 1%, approximately 2% have filed bankruptcy and have either liquidated or plan to liquidate their entire store fleet and the balance are unresolved at this time. The lease amendments negotiated by the Company have resulted in a combination of rent payment deferrals extending into 2021 and rent abatements. The majority of the Company’s leases require continued payment of rent by the Company’s tenants during the period of government mandated closures caused by COVID-19. Many of the Company’s leases contain co-tenancy clauses, which provide for reduced rent and/or termination rights if Anchors close and/or occupancy falls below threshold levels. The

Company does not believe that the temporary closures of Anchors or other tenants during the COVID-19 stay-at-home mandates have triggered co-tenancy clauses within its leases. However, certain Anchor or small tenant closures have become permanent following the re-opening of the Company's properties, and co-tenancy clauses within certain leases may be triggered as a result. The Company does not anticipate the negative impact of such clauses on lease revenue will be significant.
During 2020, there were 42 bankruptcy filings involving the Company’s tenants, totaling 323 leases and involving approximately 6.0 million square feet and $85.8 million of annual leasing revenue at the Company’s share. The Company anticipates that there may likely be further bankruptcy filings by tenants at the Company’s properties, which are accelerated as a result of general conditions caused by COVID-19.
As previously disclosed by the Company in its prior filings with the SEC, the Company has submitted recovery claims under its insurance coverage due to business interruption from COVID-19. As of December 31, 2020, the Company does not believe it is likely that it will be able to collect on these claims given the facts and circumstances regarding the COVID-19 pandemic.
The Company has experienced, and expects to continue to experience, a negative impact to its leasing revenue and the occupancy rates at its Centers due to COVID-19. For the twelve months ended December 31, 2020, leasing revenue decreased by approximately 13%, including joint ventures at the Company’s share, compared to the twelve months ended December 31, 2019. As of December 31, 2020, the leased occupancy rate decreased to 89.7% from 94.0% at December 31, 2019. The Company anticipates a further decline to occupancy rates from tenant bankruptcies and pre-lease termination abandonments by certain tenants. In addition, the volume of leasing transactions declined significantly in the second and third quarters of 2020, however the Company saw significant improvement during the fourth quarter in tenant openings and leasing activity. During the fourth quarter of 2020, the Company entered into 217 leases for approximately 900,000 square feet, which was only approximately 10% less square footage than was signed pre-COVID-19 within the fourth quarter of 2019.
During this period of disrupted rent collections due to COVID-19, the Company has taken numerous measures to preserve its liquidity, including among others:
•The Company has drawn the majority of the remaining capacity on its $1.5 billion revolving line of credit. As of December 31, 2020, the Company had approximately $555 million of cash, including its pro rata share from its unconsolidated joint ventures. The Company will incur additional interest expense during the period that it continues to carry higher than normal cash balances on its consolidated balance sheet. The period of continued cash retention is uncertain at this time.
•The Company paid a reduced quarterly dividend of $0.50 per share of its common stock on June 3, 2020, in a combination of 20% cash and 80% of shares of the Company’s common stock. On July 24, 2020, the Company declared a further reduced third quarter cash dividend of $0.15 per share of its common stock, which was paid in cash on September 8, 2020 to stockholders of record on August 19, 2020. On October 29, 2020, the Company declared a fourth quarter cash dividend of $0.15 per share of its common stock, which was paid on December 3, 2020 to stockholders of record on November 9, 2020. On January 28, 2021, the Company declared a first quarter dividend of $0.15 per share of its common stock, which will be paid on March 3, 2021 to stockholders of record on February 19, 2021. When annualizing the current dividend rate of $0.15 per share for four quarters, the Company would retain over $350 million of cash relative to the 2019 dividend level of $3.00 per share of common stock.
•The Company spent approximately $100 million less in 2020 on redevelopment relative to its original pre-COVID-19 plans, and anticipates spending less than $100 million in 2021 on redevelopment, excluding One Westside which is fully funded by a construction loan facility.
•The Company reduced its planned 2020 capital expenditures at its properties by approximately 64% down to approximately $16 million at the Company’s share.
•The Company reduced its controllable shopping center expenses by approximately $19 million in 2020 at the Company’s share.
•During the second quarter of 2020 and in July 2020, the Company secured agreements with its mortgage lenders on 19 mortgage loans to defer approximately $47.2 million of both second and third quarter of 2020 debt service payments at the Company’s pro rata share during the COVID-19 pandemic. Of the deferred payments, $28.1 million and $36.9 million was repaid in the three months and twelve months ended December 31, 2020, respectively; and the remaining balance has now been fully repaid during the first quarter of 2021.
During 2021, the Company expects to generate significant cash flow from operations after recurring operating capital expenditures, leasing capital expenditures and after dividend. This assumption does not include any potential capital generated from dispositions, refinancings or issuances of common equity. This surplus will be used to de-lever as well as to fund our development pipeline.
Given the continued disruption and uncertainties from COVID-19 and the impact on the capital markets, the Company does not anticipate it will be able to refinance its near-term maturing mortgages. As a result, the Company has secured short-term extensions of its near-term maturing non-recourse mortgage loans on Danbury Fair Mall, Fashion Outlets of Niagara, FlatIron Crossing and Green Acres Mall, and the Company is in the process of securing a two-year extension on Green Acres Commons (See "Financing Activities" in Management's Overview and Summary).
The Company is currently in negotiations with lenders for a new credit facility to replace its existing credit facility that expires on July 6, 2021. While the Company cannot predict what the terms of any new facility will be, it may include a lower lending commitment and require security. Any final terms of a new credit facility are subject to ongoing negotiations and may change.
Rising interest rates could increase the cost of the Company’s borrowings due to its outstanding floating-rate debt and lead to higher interest rates on new fixed-rate debt. In certain cases, the Company may limit its exposure to interest rate fluctuations related to a portion of its floating-rate debt by using interest rate cap and swap agreements. Such agreements, subject to current market conditions, allow the Company to replace floating-rate debt with fixed-rate debt in order to achieve its desired ratio of floating-rate to fixed-rate debt. In today’s decreasing interest rate environment, the swap agreements that the Company has entered into have resulted in increases in interest expense. Those swap agreements expire in September 2021.
Comparison of Years Ended December 31, 2020 and 2019
Revenues:
Leasing revenue decreased by $118.6 million, or 13.8%, from 2019 to 2020. The decrease in leasing revenue is attributed to decreases of $116.7 million from the Same Centers, $2.7 million from the Redevelopment Properties and $0.5 million from the Disposition Property offset in part by $1.3 million from the JV Transition Centers. Leasing revenue includes the amortization of above and below-market leases, the amortization of straight-line rents, lease termination income and the provision for bad debts. The amortization of above and below-market leases decreased from $5.2 million in 2019 to $2.1 million in 2020. The amortization of straight-line rents increased from $10.5 million in 2019 to $24.8 million in 2020. Lease termination income increased from $4.7 million in 2019 to $8.3 million in 2020. Provision for bad debts increased from $7.7 million in 2019 to $44.3 million in 2020. The increase in bad debt expense is a result of the Company assessing collectability by tenant and determining that it was no longer probable that substantially all leasing revenue would be collected from certain tenants, which includes tenants that have declared bankruptcy, tenants at risk of filing bankruptcy or other tenants where collectability was no longer probable. The decrease in leasing revenue and increase in bad debt at the Same Centers is primarily the result of COVID-19 (See "Other Transactions and Events" in Management's Overview and Summary).
Other income decreased from $27.9 million in 2019 to $22.2 million in 2020. The decrease is primarily a decline in parking garage income due to the closures of properties as a result of COVID-19 (See "Other Transactions and Events" in Management's Overview and Summary).
Management Companies' revenue decreased from $40.7 million in 2019 to $23.5 million in 2020 due to a decrease in management fees, development fees and interest income due to the collection of notes receivable in 2019.
Shopping Center and Operating Expenses:
Shopping center and operating expenses decreased $14.3 million, or 5.3%, from 2019 to 2020. The decrease in shopping center and operating expenses is attributed to decreases of $14.6 million from the Same Centers and $0.8 million from the Redevelopment Properties offset in part by $0.6 million from the Disposition Property and $0.5 million from the JV Transition Centers. The decrease in shopping center and operating expenses at the Same Centers is primarily the result of COVID-19 (See "Other Transactions and Events" in Management's Overview and Summary).
Leasing Expenses:
Leasing expenses decreased from $29.6 million in 2019 to $25.2 million in 2020 due to less leasing activity in 2020.
Management Companies' Operating Expenses:
Management Companies' operating expenses decreased $1.2 million from 2019 to 2020.

REIT General and Administrative Expenses:
REIT general and administrative expenses increased $7.7 million from 2019 to 2020 due to an increase in compensation and consulting expense.
Depreciation and Amortization:
Depreciation and amortization decreased $11.1 million from 2019 to 2020. The decrease in depreciation and amortization is primarily attributed to a decrease of $13.1 million from the Same Centers offset in part by increases of $1.3 million from the Redevelopment Properties and $0.7 million from the JV Transition Centers.
Interest (Income) Expense:
Interest (income) expense decreased $62.7 million from 2019 to 2020. The decrease in interest (income) expense is attributed to a decrease of $72.8 million from the Financing Arrangement (See Note 12–Financing Arrangement in the Company's Notes to the Consolidated Financial Statements), offset in part by increases of $6.3 million from the Same Centers, $3.3 million from borrowings under the line of credit and $0.5 million from the JV Transition Centers.
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
The above interest expense items are net of capitalized interest, which decreased from $9.6 million in 2019 to $5.2 million in 2020.
Equity in (Loss) Income of Unconsolidated Joint Ventures:
Equity in (loss) income of unconsolidated joint ventures decreased $75.5 million from 2019 to 2020. The decrease in equity in (loss) income of unconsolidated joint ventures is primarily due to a decrease in leasing revenue and other income as a result of COVID-19 (See "Other Transactions and Events" in Management's Overview and Summary). Leasing revenue includes a provision for bad debt which increased from $3.1 million in 2019 to $20.0 million in 2020.
Loss on Remeasurement of Assets
Loss on remeasurement of assets of $163.3 million relates to Fashion District Philadelphia (See Note 16–Consolidated Joint Venture and Acquisitions in the Company's Notes to the Consolidated Financial Statements).
Loss on Sale or Write Down of Assets, net:
Loss on sale or write down of assets, net increased $56.2 million from 2019 to 2020. The increase in loss on sale or write down of assets, net is primarily due to the $36.7 million of impairment losses, $4.2 million write-down of non-real estate assets and $36.7 million write-down of development costs in 2020, offset in part by $16.4 million in the write-down of development costs in 2019. The impairment losses in 2020 were due to the reduction in the estimated holding periods of Wilton Mall and Paradise Valley Mall.
Net (Loss) Income:
Net (loss) income decreased $348.0 million from 2019 to 2020. The decrease in net (loss) income is primarily the result of COVID-19 (See "Other Transactions and Events" in Management's Overview and Summary) and the loss on remeasurement of assets discussed above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold decreased 36.8% from $537.0 million in 2019 to $339.5 million in 2020. For a reconciliation of net (loss) income attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold and FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold, see "Funds From Operations ("FFO")" below.
Operating Activities:
Cash provided by operating activities decreased $230.3 million from 2019 to 2020. The decrease is primarily due to a $96.0 million increase in tenant and other receivables, a $47.9 million decrease in other accrued liabilities and to the other changes in assets and liabilities and the results, as discussed above. The increase in tenant and other receivables and the decrease in other accrued liabilities is primarily attributed to a decrease in rents collected and a decrease in prepaid rent as a result of COVID-19 (See "Other Transactions and Events" in Management's Overview and Summary).
Investing Activities:
Cash used in investing activities increased $90.8 million from 2019 to 2020. The increase in cash used in investing activities is primarily attributed to a decrease in distributions from unconsolidated joint ventures of $187.9 million, offset in part by a decrease of $121.6 million in development, redevelopment, expansion and renovation of properties.
Financing Activities:
Cash provided by financing activities increased $724.7 million from 2019 to 2020. The increase in cash provided by financing activities is primarily due to a decrease in payments on mortgages, bank and other notes payable of $1.5 billion and a decrease in dividends and distributions of $294.7 million which are offset by a decrease in proceeds from mortgages, bank and other notes payable of $1.1 billion. The decreases in payments on mortgages, bank and other notes payable, dividends and distributions and the proceeds from mortgages, bank and other notes payable are attributed to the Company's plan to increase liquidity in connection with COVID-19 (See "Other Transactions and Events" in Management's Overview and Summary).
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
Net Income:
Net income increased $33.6 million from 2018 to 2019. The increase in net income is primarily attributed to the decreases of $44.7 million in interest expense and $19.4 million in costs related to shareholder activism offset in part by the decrease of $19.9 million in loss on sale or write down of assets, net, as described above.
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
The decrease in distributions from unconsolidated joint ventures is primarily due to the distribution of the Company's share of proceeds from the loans placed on Broadway Plaza and Fashion District Philadelphia (See "Financing Activities" in Management's Overview and Summary) in 2018 and the sale of an ownership interest in an office building at Fashion District Philadelphia (See "Acquisitions and Dispositions" in Management's Overview and Summary) in 2018, offset in part by the Company's share of loan proceeds from the new loan on Tysons Tower (See "Financing Activities" in Management's Overview and Summary) in 2019. The increase in proceeds from notes receivable is due to the repayment of the note receivable from the Lennar Corporation in 2019 (See Note 19—Related Party Transactions in the Company's Notes to the Consolidated Financial Statements).
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

Liquidity and Capital Resources
The Company has historically met its liquidity needs for its operating expenses, debt service and dividend requirements for the next twelve months through cash generated from operations, distributions from unconsolidated joint ventures, working capital reserves and/or borrowings under its line of credit. As a result of the uncertain environment resulting from the COVID-19 pandemic (See "Other Transactions and Events" in Management's Overview and Summary), the Company took a number of measures to enhance liquidity (See “Outlook” in Results of Operations). These actions helped ensured that funds are available to meet the Company's obligations for a sustained period of time as the extent and duration of the pandemic's impact becomes clearer. These measures included (i) reduction of the cash component of its dividend in the second quarter and its third and fourth quarter dividends, (ii) reduction of planned capital and development expenditures, (iii) negotiated deferrals of debt service payments on nineteen mortgage loans totaling $47.2 million, (iv) reduction of the Company's controllable operating expenses, and (v) deferral of real estate taxes to the extent such relief was available. In addition, during the first quarter of 2020, the Company borrowed $660 million on its line of credit. As of December 31, 2020, the Company had approximately $555 million of cash, including the joint ventures at the Company's pro rata share.
The following tables summarize capital expenditures and lease acquisition costs incurred at the Centers (at the Company's pro rata share) for the years ended December 31:

(Dollars in thousands)	2020	2019	2018
Consolidated Centers:
Acquisitions of property, building improvement and equipment	$9,570	$34,763	$53,350
Development, redevelopment, expansion and renovation of Centers	38,405	112,263	173,329
Tenant allowances	12,413	18,860	12,636
Deferred leasing charges	3,044	3,203	17,353
	$63,432	$169,089	$256,668
Joint Venture Centers (at Company's pro rata share):
Acquisitions of property, building improvement and equipment	$6,497	$12,321	$15,697
Development, redevelopment, expansion and renovation of Centers	109,902	210,574	145,905
Tenant allowances	4,804	9,339	8,736
Deferred leasing charges	2,111	3,386	10,880
	$123,314	$235,620	$181,218

The Company expects amounts to be incurred during the next twelve months for tenant allowances and deferred leasing charges to be less than or comparable to 2020. The Company expects to incur less than $100.0 million during 2021 for development, redevelopment, expansion and renovations. This excludes the Company's share of the remaining development costs of One Westside, which is fully funded by a non-recourse construction facility. Capital for these expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of cash on hand, debt or equity financings, which are expected to include borrowings under the Company's line of credit, from property financings and construction loans, each to the extent available.
The Company has also generated liquidity in the past, and may continue to do so in the future, through equity offerings and issuances, property refinancings, joint venture transactions and the sale of non-core assets. Furthermore, the Company has filed a shelf registration statement, which registered an unspecified amount of common stock, preferred stock, depositary shares, debt securities, warrants, rights, stock purchase contracts and units that may be sold from time to time by the Company. On February 1, 2021, the Company registered an "at the market" offering program, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500 million in amounts and at times to be determined by the Company.
The Company paid a reduced quarterly dividend of $0.50 per share of its common stock on June 3, 2020, in a combination of 20% cash and 80% of shares of the Company’s common stock. On July 24, 2020, the Company declared a further reduced third quarter cash dividend of $0.15 per share of its common stock, which was paid in cash on September 8, 2020 to stockholders of record on August 19, 2020. On October 29, 2020, the Company declared a fourth quarter cash dividend of $0.15 per share of its common stock, which was paid on December 3, 2020 to stockholders of record on November 9, 2020. On January 28, 2021, the Company declared a first quarter dividend of $0.15 per share of its common stock, which will be paid on March 3, 2021 to stockholders of record on February 19, 2021. When annualizing the current dividend rate of $0.15 per share for four quarters, the Company would retain over $350 million of cash relative to the 2019 dividend level of $3.00 per share of common stock.

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
The Company's total outstanding loan indebtedness, which includes mortgages and other notes payable, at December 31, 2020 was $8.7 billion (consisting of $6.0 billion of consolidated debt, less $459.8 million of noncontrolling interests, plus $3.1 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand.
Given the continued disruption and uncertainties from COVID-19 and the impact on the capital markets, the Company does not anticipate it will be able to refinance its near-term maturing mortgages. As a result, the Company has secured short-term extensions of its near-term maturing non-recourse mortgage loans on Danbury Fair Mall, Fashion Outlets of Niagara, FlatIron Crossing and Green Acres Mall and the Company is in the process of securing a two-year extension on Green Acres Commons (See "Financing Activities" in Management's Overview and Summary).
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
The Company has a $1.5 billion revolving line of credit facility that bears interest at LIBOR plus a spread of 1.30% to 1.90%, depending on the Company's overall leverage level, and was to mature on July 6, 2020. On April 8, 2020, the Company exercised its option to extend the maturity of the facility to July 6, 2021. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2.0 billion. All obligations under the facility are unconditionally guaranteed only by the Company. Based on the Company's leverage level as of December 31, 2020, the borrowing rate on the facility was LIBOR plus 1.65%. The Company has four interest rate swap agreements that effectively convert a total of $400.0 million of the outstanding balance from floating rate debt of LIBOR plus 1.65% to fixed rate debt of 4.30% until September 30, 2021. At December 31, 2020, total borrowings under the line of credit were $1.5 billion less unamortized deferred finance costs of $2.5 million with a total interest rate of 2.73%. The Company's availability under the line of credit was $19.7 million at December 31, 2020. The Company anticipates refinancing its revolving line of credit in advance of its maturity date. While the Company cannot predict what the terms of any new facility will be, it may include a lower lending commitment and require security. Any final terms of a new credit facility are subject to ongoing negotiations and may change.
Cash dividends and distributions for the twelve months ended December 31, 2020 were $179.9 million. A total of $124.8 million was funded by operations and the remaining $55.0 million was funded from cash on hand.
At December 31, 2020, the Company was in compliance with all applicable loan covenants under its agreements.
At December 31, 2020, the Company had cash and cash equivalents of $465.3 million.
Off-Balance Sheet Arrangements:
The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the consolidated balance sheets of the Company as investments in unconsolidated joint ventures.
As of December 31, 2020, one of the Company's joint ventures had $50.0 million of debt that could become recourse to the Company, should the joint venture be unable to discharge the obligation of the related debt.
Additionally, as of December 31, 2020, the Company was contingently liable for $40.9 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

Contractual Obligations:
The following is a schedule of contractual obligations as of December 31, 2020 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year		1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)(1)	$6,956,984	$2,272,236	(4)	$1,061,388	$1,366,474	$2,256,886
Lease obligations(2)	185,190	25,480		26,410	16,640	116,660
Purchase obligations(3)	3,861	3,861		—	—	—
Other liabilities	225,322	153,330		28,199	13,744	30,049
	$7,371,357	$2,454,907		$1,115,997	$1,396,858	$2,403,595
_______________________________________________________________________________
(1)Interest payments on floating rate debt were based on rates in effect at December 31, 2020.
(2)See Note 8—Leases in the Company's Notes to the Consolidated Financial Statements.
(3)See Note 18—Commitments and Contingencies in the Company's Notes to the Consolidated Financial Statements.
(4)On January 22, 2021, the Company closed a two-year extension of the $270.6 million loan on Green Acres Mall, which now matures on February 3, 2023 (See "Financing Activity" in Management's Overview and Summary).

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
Beginning during the first quarter of 2018, the Company revised its definition of FFO so that FFO excluded the impact of the financing expense in connection with Chandler Freehold. Beginning in 2019, the Company now presents a separate non-GAAP measure - FFO excluding financing expense in connection with Chandler Freehold. The Company has revised the FFO presentation for the years ended December 31, 2018, 2017 and 2016 to conform to the current presentation.
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
The Company also presents FFO excluding financing expense in connection with Chandler Freehold, gain or loss on extinguishment of debt, net and costs related to shareholder activism.
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
The Company believes that FFO does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income as defined by GAAP, and is not indicative of cash available to fund all cash flow

Funds From Operations ("FFO") (Continued)
needs. The Company also cautions that FFO, as presented, may not be comparable to similarly titled measures reported by other real estate investment trusts.
Management compensates for the limitations of FFO by providing investors with financial statements prepared according to GAAP, along with this detailed discussion of FFO and a reconciliation of net income to FFO and FFO-diluted. Management believes that to further understand the Company's performance, FFO should be compared with the Company's reported net income and considered in addition to cash flows in accordance with GAAP, as presented in the Company's consolidated financial statements. The following reconciles net (loss) income attributable to the Company to FFO and FFO-basic and diluted, excluding financing expense in connection with Chandler Freehold, loss (gain) on extinguishment of debt, net and costs related to shareholder activism for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 (dollars and shares in thousands):

	2020	2019	2018	2017	2016
Net (loss) income attributable to the Company	$(230,203)	$96,820	$60,020	$146,130	$516,995
Adjustments to reconcile net (loss) income attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted:
Noncontrolling interests in the Operating Partnership	(16,822)	7,131	4,407	10,729	37,780
Loss (gain) on sale or write down of consolidated assets, net	68,112	11,909	31,825	(42,446)	(415,348)
Loss on remeasurement of consolidated assets	163,298	—	—	—	—
Add: gain on undepreciated asset sales or write-down from consolidated assets	7,777	3,829	4,884	1,564	3,717
Less: loss on write-down of non-real estate sales or write-down of assets—consolidated assets	(4,154)	—	—	(10,138)	—
Add: noncontrolling interests share of (loss) gain on sale or write-down of assets—consolidated assets	(120)	(2,822)	580	1,209	(1,662)
Loss (gain) on sale or write down of assets—unconsolidated joint ventures(1)	(6)	462	(2,993)	(14,783)	189
Add: gain (loss) on sale of undepreciated assets—unconsolidated joint ventures(1)	—	—	666	6,644	(2)
Depreciation and amortization on consolidated assets	319,619	330,726	327,436	335,431	348,488
Less: noncontrolling interests in depreciation and amortization—consolidated assets	(15,517)	(15,124)	(14,793)	(15,126)	(15,023)
Depreciation and amortization—unconsolidated joint ventures(1)	199,680	189,728	174,952	177,274	179,600
Less: depreciation on personal property	(15,734)	(15,997)	(13,699)	(13,610)	(12,430)
FFO attributable to common stockholders and unit holders—basic and diluted	475,930	606,662	573,285	582,878	642,304
Financing expense in connection with Chandler Freehold	(136,425)	(69,701)	(8,849)	—	—
FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold—basic and diluted	339,505	536,961	564,436	582,878	642,304
Loss (gain) on extinguishment of debt, net—consolidated assets	—	351	—	—	(1,709)
Costs related to shareholder activism	—	—	19,369	—	—
FFO attributable to common stockholders and unit holders excluding financing expense in connection with Chandler Freehold, extinguishment of debt, net and costs related to shareholder activism—diluted	$339,505	$537,312	$583,805	$582,878	$640,595
Weighted average number of FFO shares outstanding for:
FFO attributable to common stockholders and unit holders—basic(2)	156,920	151,755	151,502	152,293	157,320
Adjustments for the impact of dilutive securities in computing FFO—diluted:
Share and unit-based compensation plans	—	—	2	36	112
FFO attributable to common stockholders and unit holders—diluted(3)	156,920	151,755	151,504	152,329	157,432

_______________________________________________________________________________
(1)Unconsolidated assets are presented at the Company's pro rata share.
(2)Calculated based upon basic net income as adjusted to reach basic FFO. During the years ended December 31, 2020, 2019, 2018, 2017 and 2016, there were 10.7 million, 10.4 million, 10.4 million, 10.4 million and 10.7 million OP Units outstanding, respectively.
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
The following table sets forth information as of December 31, 2020 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the years ending December 31,
	2021		2022	2023	2024	2025	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long term debt:
Fixed rate(1)	$878,842	(2)	$377,120	$104,672	$378,120	$607,399	$1,997,742	$4,343,895	$4,246,422
Average interest rate	4.28%		4.11%	5.74%	4.05%	3.49%	3.88%	3.98%
Floating rate	1,210,000		300,000	10,000	191,000	—	—	1,711,000	1,698,973
Average interest rate	1.87%		1.63%	4.00%	4.00%	—%	—%	2.08%
Total debt—Consolidated Centers	$2,088,842		$677,120	$114,672	$569,120	$607,399	$1,997,742	$6,054,895	$5,945,395
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long term debt (at Company's pro rata share):
Fixed rate	$43,832		$497,185	$328,564	$366,738	$154,838	$1,647,184	$3,038,341	$2,976,120
Average interest rate	3.71%		3.81%	3.30%	4.08%	4.14%	3.84%	3.82%
Floating rate	34,249		—	9,742	26,518	—	—	70,509	68,434
Average interest rate	2.15%		—%	2.00%	1.84%	—%	—%	2.02%
Total debt—Unconsolidated Joint Venture Centers	$78,081		$497,185	$338,306	$393,256	$154,838	$1,647,184	$3,108,850	$3,044,554
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
(2)On January 22, 2021, the Company closed a two-year extension of the $270.6 million loan on Green Acres Mall, which now matures on February 3, 2023 (See "Financing Activity" in Management's Overview and Summary).
The Consolidated Centers' total fixed rate debt at December 31, 2020 and 2019 was $4.3 billion and $4.4 billion, respectively. The average interest rate on such fixed rate debt at December 31, 2020 and 2019 was 3.98% and 3.99%, respectively. The Consolidated Centers' total floating rate debt at December 31, 2020 and 2019 was $1.7 billion and $0.9 billion. The average interest rate on such floating rate debt at December 31, 2020 and 2019 was 2.08% and 3.36%, respectively.
The Company's pro rata share of the Unconsolidated Joint Venture Centers' fixed rate debt at December 31, 2020 and 2019 was $3.0 billion. The average interest rate on such fixed rate debt at December 31, 2020 and 2019 was 3.82% and 3.81%, respectively. The Company's pro rata share of the Unconsolidated Joint Venture Centers' floating rate debt at December 31,

2020 and 2019 was $70.5 million and $196.1 million, respectively. The average interest rate on such floating rate debt at December 31, 2020 and 2019 was 2.02% and 3.69%, respectively.
The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value. Interest rate cap agreements offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements effectively replace a floating rate on the notional amount with a fixed rate as noted above. As of December 31, 2020, the Company has one interest rate cap agreement and four interest rate swap agreements in place (See Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements).
In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $17.8 million per year based on $1.8 billion of floating rate debt outstanding at December 31, 2020.
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusion Regarding Effectiveness of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation as of December 31, 2020, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). The Company's management concluded that, as of December 31, 2020, its internal control over financial reporting was effective based on this assessment.
KPMG LLP, the independent registered public accounting firm that audited the Company's 2020 consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the Company's internal control over financial reporting which follows below.

Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
The Macerich Company:

Opinion on Internal Control Over Financial Reporting
We have audited The Macerich Company’s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement Schedule III – Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 24, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
February 24, 2021

ITEM 9B.    OTHER INFORMATION
None
PART III
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
There is hereby incorporated by reference the information which appears under the captions "Information Regarding our Director Nominees," "Executive Officers," "Delinquent Section 16(a) Reports" and "Audit Committee Matters" in the Company's definitive proxy statement for its 2021 Annual Meeting of Stockholders that is responsive to the information required by this Item.
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
During 2020, there were no material changes to the procedures described in the Company's proxy statement relating to the 2020 Annual Meeting of Stockholders by which stockholders may recommend director nominees to the Company.
ITEM 11.    EXECUTIVE COMPENSATION
There is hereby incorporated by reference the information which appears under the captions "Compensation of Non-Employee Directors," "Compensation Committee Report," "Compensation Discussion and Analysis," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement for its 2021 Annual Meeting of Stockholders that is responsive to the information required by this Item.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
There is hereby incorporated by reference the information which appears under the captions "Equity Ownership of Directors, Named Executive Officers and Principal Stockholders," "Information Regarding Our Director Nominees," "Executive Officers" and "Equity Compensation Plan Information" in the Company's definitive proxy statement for its 2021 Annual Meeting of Stockholders that is responsive to the information required by this Item.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
There is hereby incorporated by reference the information which appears under the captions "Certain Transactions" and "The Board of Directors and its Committees" in the Company's definitive proxy statement for its 2021 Annual Meeting of Stockholders that is responsive to the information required by this Item.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
There is hereby incorporated by reference the information which appears under the captions "Principal Accountant Fees and Services" and "Audit Committee Pre-Approval Policy" in the Company's definitive proxy statement for its 2021 Annual Meeting of Stockholders that is responsive to the information required by this Item.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

ITEM 16.    FORM 10-K SUMMARY
Not applicable.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
The Macerich Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Macerich Company and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes and financial statement Schedule III – Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the Company’s evaluation of the expected holding period for operating properties
As discussed in Notes 2 and 6 to the consolidated financial statements, the Company assesses whether an indicator of impairment in the carrying value of its properties exists by considering property operating performance, holding periods, capitalization rates, and other market factors. Property, net as of December 31, 2020 was $6,695 million, or 73% of total assets.
We identified the assessment of the Company’s evaluation of the expected holding period for operating properties as a critical audit matter. Subjective auditor judgment was required to assess the relevant events or changes in circumstances that the Company used to evaluate its expected holding period. A shortening of the expected holding period could indicate a potential impairment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s property impairment process, including controls over the Company’s evaluation of the expected holding period. We evaluated the relevant events or changes in circumstances and the current economic environment that the Company used to evaluate its expected holding period by:
•reading minutes of the meetings of the Company’s Board of Directors
•reading external communications with investors and analysts
•analyzing documents prepared by the Company regarding proposed real estate transactions
•considering properties with current encumbrances that are set to mature within one year.
Evaluation of the fair value of the Chandler Freehold financing arrangement obligation
As discussed in Notes 2 and 12 to the consolidated financial statements, the Company reports the Chandler Freehold consolidated joint venture as a financing arrangement with the related deferred gain recorded as a liability at fair value. The fair value of the financing arrangement obligation is determined primarily based upon the fair value of the underlying shopping centers, Chandler Fashion Center and Freehold Raceway Mall, owned by the Chandler Freehold consolidated joint venture. The fair value of the shopping centers is estimated using a discounted cash flow model. Subsequent changes in fair value of the financing arrangement obligation are recorded as interest expense. The financing arrangement obligation as of December 31, 2020 was $134 million, or 2% of total liabilities. The adjustment to fair value of the financing arrangement obligation was $140 million, or 73% of net loss.
We identified the evaluation of the fair value of the Chandler Freehold financing arrangement obligation as a critical audit matter. A high degree of subjectivity was required in evaluating the discounted cash flow model used to fair value the shopping centers. Specifically, the model was sensitive to reasonably possible changes to significant assumptions, which have a significant effect on the determination of fair value of the financing arrangement obligation. The significant assumptions include market rental rates, discount rates, and terminal capitalization rates.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s fair value determination process for the financing arrangement obligation and specifically the development of the significant assumptions. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating the Company’s significant assumptions used in the discounted cash flow model. The valuation professionals independently developed a range of the market rental rates, discount rates, and terminal capitalization rates using publicly available market data for comparable properties and geographic regions in which Chandler Fashion Center and Freehold Raceway Mall are located and compared the rates to those used by the Company.
Evaluation of the fair value of Fashion District Philadelphia upon consolidation
As discussed in Notes 2, 4 and 16 to the consolidated financial statements, the Company’s joint venture in Fashion District Philadelphia was restructured. As a result of the restructuring, Fashion District Philadelphia was determined to be a variable interest entity and the Company was determined to be its primary beneficiary. Accordingly, the Company consolidated Fashion District Philadelphia at fair value on December 10, 2020 and recorded a loss of $163 million. The fair value of Fashion District Philadelphia was estimated using a discounted cash flow model.
We identified the evaluation of the measurement of the fair value of Fashion District Philadelphia upon consolidation as a critical audit matter. A high degree of subjectivity was required in evaluating the discounted cash flow model used to fair value Fashion District Philadelphia. Specifically, the model was sensitive to reasonably possible changes to significant assumptions, including market rental rates, the discount rate, and the terminal capitalization rate.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s fair value determination process for the Fashion District Philadelphia upon consolidation and specifically the development of the significant assumptions. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating the Company’s significant assumptions used in the discounted cash flow model. The valuation professionals independently developed a range of the market rental rates, discount rate, and the terminal capitalization rate using publicly available market data for comparable properties and geographic region in which Fashion District Philadelphia is located and compared the rates to those used by the Company.

/s/ KPMG LLP
We have served as the Company’s auditor since 2010
Los Angeles, California
February 24, 2021

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)

	December 31,
	2020	2019
ASSETS:
Property, net	$6,694,579	$6,643,513
Cash and cash equivalents	465,297	100,005
Restricted cash	17,362	14,211
Tenant and other receivables, net	239,194	144,035
Right-of-use assets, net	118,355	148,087
Deferred charges and other assets, net	306,959	277,866
Due from affiliates	1,612	6,157
Investments in unconsolidated joint ventures	1,340,647	1,519,697
Total assets	$9,184,005	$8,853,571
LIABILITIES AND EQUITY:
Mortgage notes payable	$4,560,810	$4,392,599
Bank and other notes payable	1,477,540	817,377
Accounts payable and accrued expenses	68,825	51,027
Lease liabilities	90,216	114,201
Other accrued liabilities	298,594	265,595
Distributions in excess of investments in unconsolidated joint ventures	108,381	107,902
Financing arrangement obligation	134,379	273,900
Total liabilities	6,738,745	6,022,601
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 149,770,575 and 141,407,650 shares issued and outstanding at December 31, 2020 and 2019, respectively	1,498	1,414
Additional paid-in capital	4,603,378	4,583,911
Accumulated deficit	(2,339,619)	(1,944,012)
Accumulated other comprehensive loss	(8,208)	(9,051)
Total stockholders' equity	2,257,049	2,632,262
Noncontrolling interests	188,211	198,708
Total equity	2,445,260	2,830,970
Total liabilities and equity	$9,184,005	$8,853,571

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	For The Years Ended December 31,
	2020	2019	2018
Revenues:
Leasing revenue	$740,323	$858,874	$883,996
Other	22,242	27,879	32,875
Management Companies	23,461	40,709	43,480
Total revenues	786,026	927,462	960,351
Expenses:
Shopping center and operating expenses	257,212	271,547	277,470
Leasing expense	25,191	29,611	11,624
Management Companies' operating expenses	65,576	66,795	91,910
REIT general and administrative expenses	30,339	22,634	24,160
Costs related to shareholder activism	—	—	19,369
Depreciation and amortization	319,619	330,726	327,436
	697,937	721,313	751,969
Interest (income) expense:
Related parties	(135,281)	(62,517)	6,883
Other	210,831	200,771	176,079
	75,550	138,254	182,962
Loss on extinguishment of debt	—	351	—
Total expenses	773,487	859,918	934,931
Equity in (loss) income of unconsolidated joint ventures	(27,038)	48,508	71,773
Income tax benefit (expense)	447	(1,589)	3,604
Loss on remeasurement of assets	(163,298)	—	—
Loss on sale or write down of assets, net	(68,112)	(11,909)	(31,825)
Net (loss) income	(245,462)	102,554	68,972
Less net (loss) income attributable to noncontrolling interests	(15,259)	5,734	8,952
Net (loss) income attributable to the Company	$(230,203)	$96,820	$60,020
Earnings per common share attributable to common stockholders:
Basic	$(1.58)	$0.68	$0.42
Diluted	$(1.58)	$0.68	$0.42
Weighted average number of common shares outstanding:
Basic	146,232,000	141,340,000	141,142,000
Diluted	146,232,000	141,340,000	141,144,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands)

	For The Years Ended December 31,
	2020	2019	2018
Net (loss) income	$(245,462)	$102,554	$68,972
Other comprehensive income (loss):
Interest rate cap/swap agreements	843	(4,585)	(4,424)
Comprehensive (loss) income	(244,619)	97,969	64,548
Less net (loss) income attributable to noncontrolling interests	(15,259)	5,734	8,952
Comprehensive (loss) income attributable to the Company	$(229,360)	$92,235	$55,596
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

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Dollars in thousands, except per share data)

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at December 31, 2019	141,407,650	$1,414	$4,583,911	$(1,944,012)	$(9,051)	$2,632,262	$198,708	$2,830,970
Net loss	—	—	—	(230,203)	—	(230,203)	(15,259)	(245,462)
Interest rate cap/swap agreements	—	—	—	—	843	843	—	843
Amortization of share and unit-based plans	151,468	1	18,065	—	—	18,066	—	18,066
Employee stock purchases	265,386	3	1,528	—	—	1,531	—	1,531
Distributions declared ($1.55) per share	—	—	—	(165,404)	—	(165,404)	—	(165,404)
Stock dividend	7,759,280	78	(78)	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(14,458)	(14,458)
Contributions from noncontrolling interests	—	—	—	—	—	—	19,203	19,203
Conversion of noncontrolling interests to common shares	186,791	2	12,084	—	—	12,086	(12,086)	—
Redemption of noncontrolling interests	—	—	25	—	—	25	(54)	(29)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(12,157)	—	—	(12,157)	12,157	—
Balance at December 31, 2020	149,770,575	$1,498	$4,603,378	$(2,339,619)	$(8,208)	$2,257,049	$188,211	$2,445,260

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net (loss) income	$(245,462)	$102,554	$68,972
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on extinguishment of debt	—	351	—
Loss on remeasurement of assets	163,298	—	—
Loss on sale or write down of assets, net	68,112	11,909	31,825
Depreciation and amortization	326,058	337,667	334,682
Amortization of net premium on mortgage notes payable	(773)	(929)	(929)
Amortization of share and unit-based plans	13,843	12,032	27,367
Straight-line rent and amortization of above and below market leases	(23,707)	(14,009)	(13,701)
Provision for doubtful accounts	44,250	7,682	4,663
Income tax (benefit) expense	(447)	1,589	(3,604)
Equity in loss (income) of unconsolidated joint ventures	27,038	(48,508)	(71,773)
Change in fair value of financing arrangement obligation	(139,522)	(76,640)	(15,225)
Distributions of income from unconsolidated joint ventures	—	934	1,959
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables	(105,947)	(9,929)	(13,912)
Other assets	810	(9,553)	8,439
Due from affiliates	3,385	13,894	(3,019)
Accounts payable and accrued expenses	15,479	(237)	(2,159)
Other accrued liabilities	(21,578)	26,350	(9,274)
Net cash provided by operating activities	124,837	355,157	344,311
Cash flows from investing activities:
Development, redevelopment, expansion and renovation of properties	(45,161)	(166,791)	(181,089)
Property improvements	(23,143)	(21,114)	(56,142)
Proceeds from collection of notes receivable	—	68,819	1,043
Deferred leasing costs	(3,212)	(11,906)	(28,769)
Distributions from unconsolidated joint ventures	78,427	266,349	536,643
Contributions to unconsolidated joint ventures	(132,466)	(252,903)	(181,239)
Cash and restricted cash acquired from acquisition of previously unconsolidated joint venture	5,811	—	—
Loan to previously unconsolidated joint venture	(100,000)	—	—
Proceeds from sale of assets	16,896	5,520	85,876
Net cash (used in) provided by investing activities	(202,848)	(112,026)	176,323

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	660,000	1,796,000	415,000
Payments on mortgages, bank and other notes payable	(33,972)	(1,567,089)	(469,814)
Deferred financing costs	(4,320)	(7,759)	(275)
Payment of finance deposits, net of refunds received	—	—	(6,542)
Payment on finance arrangement obligation	—	(27,945)	—
Proceeds from finance lease	4,115	—	—
Payments on finance leases	(1,534)	(1,472)	—
Proceeds from share and unit-based plans	1,531	1,519	1,570
Redemption of noncontrolling interests	(29)	(67)	(759)
Contributions from noncontrolling interests	525	3,131	16
Dividends and distributions	(179,862)	(474,534)	(453,634)
Net cash provided by (used in) financing activities	446,454	(278,216)	(514,438)
Net increase (decrease) in cash, cash equivalents and restricted cash	368,443	(35,085)	6,196
Cash, cash equivalents and restricted cash at beginning of year	114,216	149,301	143,105
Cash, cash equivalents, and restricted cash at end of year	$482,659	$114,216	$149,301
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$199,147	$210,026	$192,254
Non-cash investing and financing activities:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$29,376	$32,452	$50,006
Conversion of Operating Partnership Units to common stock	$12,086	$1,005	$75
Lease liabilities recorded in connection with right-of-use assets	$—	$109,299	$—
Mortgage notes payable assumed by buyer in exchange for investment in unconsolidated joint venture	$—	$—	$139,249
Disposition of property in exchange for investments in unconsolidated joint ventures	$—	$—	$25,177
Assets acquired from previously unconsolidated joint venture	$395,844	$—	$—
Liabilities assumed from previously unconsolidated joint venture	$263,393	$—	$—
Property distribution from unconsolidated joint venture	$19,300	$—	$—

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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of December 31, 2020, the Company was the sole general partner of and held a 93% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
The Company's sole significant asset is its investment in the Operating Partnership and as a result, substantially all of the Company's assets and liabilities represent the assets and liabilities of the Operating Partnership. In addition, the Operating Partnership has investments in a number of VIEs, including Fashion District Philadelphia and SanTan Village Regional Shopping Center.
The Operating Partnership's VIEs included the following assets and liabilities:

	December 31,
	2020	2019
Assets:
Property, net	$551,062	$254,071
Other assets	97,713	30,049
Total assets	$648,775	$284,120
Liabilities:
Mortgage notes payable	$420,233	$219,140
Other liabilities	81,266	32,101
Total liabilities	$501,499	$251,241
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
(Dollars in thousands, except per share amounts)
2. Summary of Significant Accounting Policies: (Continued)
Basis of Presentation: (Continued)
The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported on the Company's consolidated balance sheets to the totals shown on its consolidated statements of cash flows:

	2020	2019	2018
Beginning of period
Cash and cash equivalents	$100,005	$102,711	$91,038
Restricted cash	14,211	46,590	52,067
Cash, cash equivalents and restricted cash	$114,216	$149,301	$143,105
End of period
Cash and cash equivalents	$465,297	$100,005	$102,711
Restricted cash	17,362	14,211	46,590
Cash, cash equivalents and restricted cash	$482,659	$114,216	$149,301

COVID-19 Pandemic:
In March 2020, the novel coronavirus ("COVID-19") outbreak was declared a pandemic by the World Health Organization. As a result, all of the markets that the Company operates in were subject to stay-at-home orders, and the majority of its properties were temporarily closed in part or completely. All of the Company’s properties are now open and operating, including the two shopping centers in New York City, which re-opened in early September 2020 after being closed since March 2020, and nine indoor California shopping centers that had previously re-opened in May and early June 2020, but were closed for a second time in July 2020 pursuant to a statewide mandate. Six of the nine California shopping centers re-opened in late August 2020 and three re-opened on October 7, 2020. The Company continues to work with all of its stakeholders to mitigate the impact of COVID-19. All Centers have been open and operating since October 7, 2020, and government mandated restrictions have generally been eased during 2021.
COVID-19 Lease Accounting:
In April 2020, the Financial Accounting Standards Board issued a Staff Question-and-Answer (“Q&A”) to clarify whether lease concessions related to the effects of COVID-19 require the application of the lease modification guidance under Accounting Standards Codification ("ASC") 842, "Leases" ("the lease modification accounting framework"). Under ASC 842, the Company would have to determine, on a lease-by-lease basis, if a lease concession was the result of a new arrangement reached with the tenant or an enforceable right and obligation within the existing lease. The Q&A allows for the bypass of a lease-by-lease analysis, and allows the Company to elect to either apply the lease modification accounting framework or not to all of its lease concessions with similar characteristics and circumstances. The Company has elected to apply the lease modification accounting framework to lease concessions that include the abatement of rent in its consolidated financial statements for the twelve months ended December 31, 2020.
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
2. Summary of Significant Accounting Policies: (Continued)
Revenues:
Leasing revenue includes minimum rents, percentage rents, tenant recoveries and other leasing income. Minimum rental revenues are recognized on a straight-line basis over the terms of the related leases. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight-line rent adjustment." Minimum rents were increased by $24,789, $10,533 and $11,755 due to the straight-line rent adjustment during the years ended December 31, 2020, 2019 and 2018, respectively. Percentage rents are recognized and accrued when tenants' specified sales targets have been met. Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred. Other tenants pay a fixed rate and these tenant recoveries are recognized as revenues on a straight-line basis over the term of the related leases.
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
Acquisitions:
Upon the acquisition of real estate properties, the Company evaluates whether the acquisition is a business combination or asset acquisition. For both business combinations and asset acquisitions, the Company allocates the purchase price of properties to acquired tangible assets and intangible assets and liabilities. For asset acquisitions, the Company capitalizes transaction costs and allocates the purchase price using a relative fair value method allocating all accumulated costs. For business combinations, the Company expenses transaction costs incurred and allocates purchase price based on the estimated fair value of each separately identified asset and liability. The Company allocates the estimated fair value of acquisitions to land, building, tenant improvements and identified intangible assets and liabilities, based on their estimated fair values. In addition, any assumed mortgage notes payable are recorded at their estimated fair values. The estimated fair value of the land and buildings is determined utilizing an “as if vacant” methodology. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair value basis at the acquisition date prorated over the remaining lease terms. The tenant improvements are classified as an asset under property and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (i) leasing commissions and legal costs, which represent the value associated with “cost avoidance” of acquiring in-place leases, such as lease commissions paid under terms generally experienced in the Company's markets; (ii) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased; and (iii) above or below-market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. Leasing commissions and legal costs are recorded in deferred charges and other assets and are amortized over the remaining lease terms. The value of in-place leases is recorded in deferred charges and other assets and amortized over the remaining lease terms plus any below-market fixed rate renewal options. Above or below-market leases are classified in deferred charges and other assets or in other accrued liabilities, depending on whether the contractual terms are above or below-market, and the asset or liability is amortized to minimum rents over the remaining terms of the leases. The remaining lease terms of below-market leases may include certain below-market fixed-rate renewal periods. In considering whether or not a lessee will execute a below-market fixed-rate lease renewal option, the Company evaluates economic factors and certain qualitative factors at the time of acquisition such as tenant mix in the Center, the Company's relationship with the tenant and the availability of competing tenant space.
Remeasurement gains and losses are recognized when the Company becomes the primary beneficiary of an existing equity method investment that is a VIE to the extent that the fair value of the existing equity investment exceeds the carrying value of the investment, and remeasurement losses to the extent the carrying value of the investment exceeds the fair value. The fair value is determined based on a discounted cash flow model, with the significant unobservable inputs including discount rate, terminal capitalization rate and market rents.

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
Accounting for Impairment:
The Company assesses whether an indicator of impairment in the value of its properties exists by considering expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include projected rental revenue, operating costs and capital expenditures as well as estimated holding periods and capitalization rates. If an impairment indicator exists, the determination of recoverability is made based upon the estimated undiscounted future net cash flows, excluding interest expense. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flows analysis, with the carrying value of the related assets. The Company generally holds and operates its properties long-term, which decreases the likelihood of their carrying values not being recoverable. A shortened holding period increases the risk that the carrying value of a long-lived asset is not recoverable. Properties classified as held for sale are measured at the lower of the carrying amount or fair value less cost to sell.
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
No Center or tenant generated more than 10% of total revenues during the years ended December 31, 2020, 2019 or 2018.
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
The new standard requires the Company to reduce leasing revenue for credit losses associated with lease receivables. In addition, straight-line rent receivables are written off when the Company believes there is uncertainty regarding a tenant's ability to complete the term of the lease. As a result, the Company recognized a cumulative effect adjustment of $2,203 upon adoption for the write off of straight-line rent receivables of tenants that were in litigation or bankruptcy. The standard also requires that the provision for bad debts relating to leases be presented as a reduction of leasing revenue. For the year ended December 31, 2018, the provision for bad debts is included in shopping center and operating expenses.
The standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Initial direct costs include the salaries and related costs for employees directly working on leasing activities. Prior to January 1, 2019, these costs were capitalizable and therefore the new lease standard resulted in certain of these costs being expensed as incurred. For comparison purposes, the Company has reclassified leasing expenses that were included in management companies' operating expenses to leasing expenses for the year ended December 31, 2018, to conform to the presentation for the years ended December 31, 2019 and 2020. Upon the adoption of the new standard, the Company elected the practical expedient to not separate non-lease components, most significantly certain common area maintenance recoveries, from the associated lease components, resulting in the Company presenting all revenues associated with leases as leasing revenue on its consolidated statements of operations. For comparison purposes, the Company has reclassified minimum rents, percentage rents, tenant recoveries and other leasing income to leasing revenue for the year ended December 31, 2018, to conform to the presentation for the years ended December 31, 2019 and 2020.
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
In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities,” which aims to (i) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (ii) reduce the complexity of and simplify the application of hedge accounting by preparers. The standard was effective for the Company beginning January 1, 2019. The Company's adoption of this standard did not have a significant impact on its consolidated financial statements.
In March 2020, the FASB issued guidance codified in ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional expedients for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective for the Company as of March 12, 2020 through December 31, 2022. An entity can elect to apply the amendments as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to that date that the financial statements are available to be issued. The Company is currently evaluating the optional expedients and exceptions provided by ASU 2020-04 to determine the impact on its consolidated financial statements.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
3. Earnings Per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of earnings per share for the years ended December 31 (shares in thousands):

	2020	2019	2018
Numerator
Net (loss) income	$(245,462)	$102,554	$68,972
Net (loss) income attributable to noncontrolling interests	15,259	(5,734)	(8,952)
Net (loss) income attributable to the Company	(230,203)	96,820	60,020
Allocation of earnings to participating securities	(1,048)	(1,190)	(1,106)
Numerator for basic and diluted EPS—net (loss) income attributable to common stockholders	$(231,251)	$95,630	$58,914
Denominator
Denominator for basic EPS—weighted average number of common shares outstanding	146,232	141,340	141,142
Effect of dilutive securities (1)
Share and unit based compensation	—	—	2
Denominator for diluted EPS—weighted average number of common shares outstanding	146,232	141,340	141,144
EPS—net (loss) income attributable to common stockholders:
Basic	$(1.58)	$0.68	$0.42
Diluted	$(1.58)	$0.68	$0.42

____________________________________
(1)Diluted EPS excludes 97,926, 90,619 and 90,619 convertible preferred units for the years ended December 31, 2020, 2019 and 2018, respectively, as their impact was antidilutive.
Diluted EPS excludes 10,688,179, 10,415,291 and 10,360,390 Operating Partnership units ("OP Units") for the years ended December 31, 2020, 2019 and 2018, respectively, as their effect was antidilutive.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures:
The following are the Company's direct or indirect investments in various unconsolidated joint ventures with third parties. The Company's direct or indirect ownership interest in each joint venture as of December 31, 2020 was as follows:

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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)
The Company has made the following investments, dispositions and financings in unconsolidated joint ventures during the years ended December 31, 2020, 2019 and 2018:
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)
On December 18, 2019, the Company’s joint venture in One Westside placed a $414,600 construction loan on the redevelopment project. The loan bears interest at LIBOR plus 1.70%, which can be reduced to LIBOR plus 1.50% upon the completion of certain conditions, and matures on December 18, 2024. This loan is being used to fund the joint venture's remaining cost to complete the project.
On November 17, 2020, the Company’s joint venture in Tysons VITA, the residential tower at Tysons Corner Center, placed a new $95,000 loan on the property that bears interest at an effective rate of 3.43% and matures on January 1, 2030. Initial loan funding for the Company’s joint venture was $90,000 with future advance potential of up to $5,000. The Company used its share of the initial proceeds of $45,000 for general corporate purposes.
On December 10, 2020, the Company made a loan (the “Partnership Loan”) to the Company’s joint venture in Fashion District Philadelphia to fund the entirety of a $100,000 repayment to reduce the mortgage loan on Fashion District Philadelphia from $301,000 to $201,000. This mortgage loan now matures on January 22, 2024, including a one-year extension option, and bears interest at LIBOR plus 3.5%, with a LIBOR floor of 0.50%. The partnership agreement for the joint venture was amended in connection with the Partnership Loan, and pursuant to the amended agreement, the Partnership Loan plus 15% accrued interest must be repaid prior to the resumption of 50/50 cash distributions to the Company and its joint venture partner. As a result of the substantive participation rights of the Company’s joint venture partner being terminated in the amended agreement, the Company determined that the joint venture is a VIE and the Company is the primary beneficiary. Effective December 10, 2020, the Company has consolidated the results of the joint venture into the consolidated financial statements of the Company (See Note 16–Consolidated Joint Venture and Acquisitions).
On December 29, 2020, the Company’s joint venture in FlatIron Crossing closed on a one-year maturity date extension for the existing loan to January 5, 2022. The interest rate increased from 3.85% to 4.10%, and the Company’s joint venture repaid $15,000, $7,650 at the Company's pro rata share, of the outstanding loan balance at closing.
On December 31, 2020, the Company and its joint venture partner in MS Portfolio LLC entered into a distribution agreement. The joint venture owned nine properties, including the former Sears parcels at the South Plains Mall and the Arrowhead Towne Center. The joint venture distributed the former Sears parcel at South Plains Mall to the Company and the former Sears parcel at Arrowhead Towne Center to the joint venture partner. The joint venture partners agreed that the distributed properties were of equal value. The Company now owns 100% of the former Sears parcel at South Plains Mall. Effective December 31, 2020, the Company consolidates its 100% interest in the Sears parcel at South Plains Mall in its consolidated financial statements (See Note 16 – Consolidated Joint Venture and Acquisitions).

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)
Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.

Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures as of December 31:

	2020	2019
Assets(1):
Property, net	$8,721,551	$9,424,591
Other assets	774,583	772,116
Total assets	$9,496,134	$10,196,707
Liabilities and partners' capital(1):
Mortgage and other notes payable	$5,942,478	$6,144,685
Other liabilities	397,483	565,412
Company's capital	1,711,944	1,904,145
Outside partners' capital	1,444,229	1,582,465
Total liabilities and partners' capital	$9,496,134	$10,196,707
Investment in unconsolidated joint ventures:
Company's capital	$1,711,944	$1,904,145
Basis adjustment(2)	(479,678)	(492,350)
	$1,232,266	$1,411,795

Assets—Investments in unconsolidated joint ventures	1,340,647	$1,519,697
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(108,381)	(107,902)
	$1,232,266	$1,411,795

_______________________________________________________________________________

(1)These amounts include the assets of $2,857,757 and $2,932,401 of Pacific Premier Retail LLC (the "PPR Portfolio") as of December 31, 2020 and 2019, respectively, and liabilities of $1,687,042 and $1,732,976 of the PPR Portfolio as of December 31, 2020 and 2019, respectively.

(2)The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $13,168, $18,834 and $12,793 for the years ended December 31, 2020, 2019 and 2018, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)
Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	PPR Portfolio	Other Joint Ventures	Total
Year Ended December 31, 2020
Revenues:
Leasing revenue	$171,505	$633,357	$804,862
Other	614	18,439	19,053
Total revenues	172,119	651,796	823,915
Expenses:
Shopping center and operating expenses	37,018	240,139	277,157
Leasing expenses	1,325	4,173	5,498
Interest expense	64,460	151,857	216,317
Depreciation and amortization	102,788	285,948	388,736
Total operating expenses	205,591	682,117	887,708
(Loss) gain on sale of assets	(120)	157	37
Net loss	$(33,592)	$(30,164)	$(63,756)
Company's equity in net loss	$(10,371)	$(16,667)	$(27,038)

Year Ended December 31, 2019
Revenues:
Leasing revenue	187,789	712,860	900,649
Other	1,598	49,184	50,782
Total revenues	189,387	762,044	951,431
Expenses:
Shopping center and operating expenses	37,528	250,598	288,126
Leasing expenses	1,598	6,695	8,293
Interest expense	67,354	150,111	217,465
Depreciation and amortization	100,490	273,565	374,055
Total operating expenses	206,970	680,969	887,939
Loss on sale of assets	(452)	(380)	(832)
Net (loss) income	$(18,035)	$80,695	$62,660
Company's equity in net (loss) income	$(590)	$49,098	$48,508

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)

	PPR Portfolio	Other Joint Ventures	Total
Year Ended December 31, 2018
Revenues:
Leasing revenue	$186,924	$727,328	$914,252
Other	905	41,420	42,325
Total revenues	187,829	768,748	956,577
Expenses:
Shopping center and operating expenses	39,283	246,652	285,935
Interest expense(1)	67,117	145,915	213,032
Depreciation and amortization	97,885	248,778	346,663
Total operating expenses	204,285	641,345	845,630
(Loss) gain on sale of assets	(140)	14,471	14,331
Net (loss) income	$(16,596)	$141,874	$125,278
Company's equity in net (loss) income	$(16)	$71,789	$71,773

_______________________________________________________________________________

(1)Interest expense includes $20,197 for the year ended December 31, 2018, related to mortgage notes payable to an affiliate of Northwestern Mutual Life ("NML") (See Note 19—Related Party Transactions).
Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.
5. Derivative Instruments and Hedging Activities:
The Company uses an interest rate cap and four interest rate swap agreements to manage the interest rate risk of its floating rate debt. The Company recorded other comprehensive income (loss) related to the marking-to-market of derivative instruments of $843, $(4,585) and $(4,424) during the years ended December 31, 2020, 2019 and 2018, respectively. The fair value of the Company's derivatives was $(8,208) and $(9,051) at December 31, 2020 and 2019, respectively.
The following derivatives were outstanding at December 31, 2020:

					Fair Value
Property	Notional Amount	Product	LIBOR Rate	Maturity	December 31, 2020	December 31, 2019
Santa Monica Place	$300,000	Cap	4.00%	12/9/2021	$—	$—
The Macerich Partnership, L.P.	$400,000	Swaps	2.85%	9/30/2021	$(8,208)	$(9,051)

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
6. Property, net:
Property, net at December 31, 2020 and 2019 consists of the following:

	2020	2019
Land	$1,538,270	$1,520,678
Buildings and improvements	6,620,708	6,389,458
Tenant improvements	750,250	726,533
Equipment and furnishings(1)	194,231	230,215
Construction in progress	153,253	126,165
	9,256,712	8,993,049
Less accumulated depreciation	(2,562,133)	(2,349,536)
	$6,694,579	$6,643,513

(1)Equipment and furnishings and accumulated depreciation include the cost and accumulated amortization of ROU assets in connection with finance leases at December 31, 2020 and 2019 (See Note 8—Leases).
Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $287,925, $287,846 and $275,236, respectively.
The (loss) gain on sale or write down of assets, net for the years ended December 31, 2020, 2019 and 2018 consist of the following:

	2020	2019	2018
Property sales(1)	$—	$—	$45,931
Write-down of assets(2)	(76,705)	(16,285)	(82,745)
Land sales(3)	8,593	4,376	4,989
	$(68,112)	$(11,909)	$(31,825)
_______________________________________________________________________________

(1)Property sales during the year ended December 31, 2018 includes a $46,242 gain on the sale of a 75% ownership interest in One Westside (See Note 4—Investments in Unconsolidated Joint Ventures) and a loss of on the sale of $311 on the sale of Promenade at Casa Grande (See Note 17—Dispositions).

(2)Includes impairment losses of $30,063 on Wilton Mall, $6,640 on Paradise Valley Mall and $4,154 on the write-down of non-real estate assets during the year ended December 31, 2020 and $36,338 on Southpark Mall, $7,907 on La Cumbre Plaza, $7,494 on two freestanding stores, $1,697 on Southridge Center and $1,043 on Promenade at Casa Grande during the year ended December 31, 2018. The impairment losses were due to the reduction of the estimated holding periods of the properties. The remaining balances represent the write off of development costs in 2020, 2019 and 2018.

(3)Includes impairment losses of $5,047 for undeveloped land that is currently under contract for sale as of December 31, 2020.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
6. Property, net: (Continued)
The following table summarizes certain of the Company's assets that were measured on a nonrecurring basis as a result of impairment charges recorded for the years ended December 31, 2020 and 2018 as described above:

Years ended December, 31	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
2020	$151,875	$—	$151,875	$—
2018	$104,700	$—	104,700	$—
The fair value relating to impairments that were based on sales contracts were classified within Level 2 of the fair value hierarchy.
7. Tenant and Other Receivables, net:
Included in tenant and other receivables, net is an allowance for doubtful accounts of $37,545 and $4,836 at December 31, 2020 and 2019, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $4,673 and $9,618 at December 31, 2020 and 2019, respectively, and a deferred rent receivable due to straight-line rent adjustments of $107,003 and $82,214 at December 31, 2020 and 2019, respectively.
8. Leases:
Lessor Leases:
The Company leases its Centers under agreements that are classified as operating leases. These leases generally include minimum rents, percentage rents and recoveries of real estate taxes, insurance and other shopping center operating expenses. Minimum rental revenues are recognized on a straight-line basis over the terms of the related leases. Percentage rents are recognized and accrued when tenants' specified sales targets have been met. Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred. Other tenants pay a fixed rate and these tenant recoveries are recognized as revenues on a straight-line basis over the term of the related leases. For leasing revenues in which collectability of substantially all of the rents is not considered probable, lease income is recognized on a cash basis and all previously recognized tenant accounts receivables, including straight-line rent, are fully reserved in the period in which the lease income is determined not to be probable of collection.
The following table summarizes the components of leasing revenue for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Leasing revenue - fixed payments	$592,858	$647,876	$659,991
Leasing revenue - variable payments	191,715	218,680	228,668
Provision for doubtful accounts	(44,250)	(7,682)	(4,663)
	$740,323	$858,874	$883,996

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
8. Leases: (Continued)
The following table summarizes the future rental payments to the Company:

2021	$407,044
2022	364,733
2023	316,848
2024	254,894
2025	208,161
Thereafter	610,154
$2,161,834

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
The following table summarizes the lease costs for the year ended December 31, 2020:

Operating lease costs	$15,332
Finance lease costs:
Amortization of ROU assets	1,905
Interest on lease liabilities	546
$17,783

The following table summarizes the future rental payments required under the leases as of December 31, 2020:

Year ending	Operating Leases	Finance Leases
2021	$14,695	$10,785
2022	14,558	2,762
2023	8,746	344
2024	6,759	3,085
2025	6,796	—
Thereafter	116,660	—
Total undiscounted rental payments	168,214	16,976
Less imputed interest	(94,375)	(599)
Total lease liabilities	$73,839	$16,377

The Company's weighted average remaining lease term of its operating and finance leases at December 31, 2020 was 34.5 and 1.1, respectively. The Company's weighted average incremental borrowing rate of its operating and finance leases at December 31, 2020 was 7.7% and 3.7%, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
9. Deferred Charges and Other Assets, net:
Deferred charges and other assets, net at December 31, 2020 and 2019 consist of the following:

	2020	2019
Leasing	$162,652	$202,540
Intangible assets:
In-place lease values(1)	74,298	78,171
Leasing commissions and legal costs(1)	21,096	20,518
Above-market leases	80,120	59,916
Deferred tax assets	30,767	30,757
Deferred compensation plan assets	62,874	55,349
Other assets	61,553	60,475
	493,360	507,726
Less accumulated amortization(2)	(186,401)	(229,860)
	$306,959	$277,866
_______________________________

(1)The amortization of these intangible assets for the next five years and thereafter is as follows:

Year Ending December 31,
2021	$8,997
2022	8,096
2023	6,884
2024	5,848
2025	5,005
Thereafter	13,315
$48,145

(2)Accumulated amortization includes $47,249 and $66,322 relating to in-place lease values, leasing commissions and legal costs at December 31, 2020 and 2019, respectively. Amortization expense for in-place lease values, leasing commissions and legal costs was $9,412, $13,821 and $13,635 for the years ended December 31, 2020, 2019 and 2018, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
9. Deferred Charges and Other Assets, net: (Continued)
The allocated values of above-market leases and below-market leases consist of the following:

	2020	2019
Above-Market Leases
Original allocated value	$80,120	$59,916
Less accumulated amortization	(33,271)	(35,737)
	$46,849	$24,179
Below-Market Leases(1)
Original allocated value	$114,790	$90,790
Less accumulated amortization	(43,656)	(53,727)
	$71,134	$37,063
_______________________________
(1)Below-market leases are included in other accrued liabilities.

The allocated values of above and below-market leases will be amortized into minimum rents on a straight-line basis over the individual remaining lease terms. The amortization of these values for the next five years and thereafter is as follows:

Year Ending December 31,	Above Market	Below Market
2021	$8,463	$10,781
2022	7,851	9,933
2023	7,380	9,241
2024	6,735	9,126
2025	5,404	7,654
Thereafter	11,016	24,399
	$46,849	$71,134

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
10. Mortgage Notes Payable:
Mortgage notes payable at December 31, 2020 and 2019 consist of the following:

	Carrying Amounts of Mortgage Notes(1)		Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Property Pledged as Collateral	2020	2019
Chandler Fashion Center(5)	$255,361	$255,174	4.18%	$875	2024
Danbury Fair Mall(6)	186,741	194,718	5.56%	1,538	2021
Fashion District Philadelphia(7)	201,000	—	4.00%	670	2024
Fashion Outlets of Chicago	299,193	299,112	4.61%	1,145	2031
Fashion Outlets of Niagara Falls USA(8)	101,463	106,398	6.45%	727	2023
Freehold Raceway Mall(5)	398,545	398,379	3.94%	1,300	2029
Fresno Fashion Fair	323,857	323,659	3.67%	971	2026
Green Acres Commons(9)	129,847	128,926	2.87%	250	2021
Green Acres Mall(10)	270,570	277,747	3.61%	1,447	2021
Kings Plaza Shopping Center	535,413	535,097	3.71%	1,629	2030
Oaks, The	183,108	187,142	4.14%	1,064	2022
Pacific View	114,909	118,202	4.08%	668	2022
Queens Center	600,000	600,000	3.49%	1,744	2025
Santa Monica Place(11)	298,566	297,817	1.88%	408	2022
SanTan Village Regional Center	219,233	219,140	4.34%	788	2029
Towne Mall	19,815	20,284	4.48%	117	2022
Tucson La Encantada	62,018	63,682	4.23%	368	2022
Victor Valley, Mall of	114,791	114,733	4.00%	380	2024
Vintage Faire Mall	246,380	252,389	3.55%	1,256	2026
	$4,560,810	$4,392,599

(1)The mortgage notes payable balances also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs were $14,085 and $16,042 at December 31, 2020 and 2019, respectively.
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
(6)On September 15, 2020, the Company closed on a loan extension agreement for Danbury Fair Mall. Under the extension agreement, the original loan maturity date of October 1, 2020 was extended to April 1, 2021. The loan may be further extended to July 1, 2021, subject to certain conditions. The loan amount and interest rate are unchanged following the extension.
(7)Effective December 10, 2020, the Company began consolidating this joint venture and assumed this debt (See Note 16—Consolidated Joint Venture and Acquisitions).
(8)The loan included unamortized debt premium of $0 and $773 at December 31, 2020 and 2019, respectively. The debt premiums represented the excess of the fair value of the loan over the principal value of the loan assumed at acquisition and was amortized into interest expense over the remaining term of the loan in a manner that approximated the effective interest method. On December 15, 2020, the Company closed on a loan extension agreement for the Fashion Outlets of Niagara. Under the extension agreement the original loan maturity date of October 6, 2020 was extended to October 6, 2023. The loan amount and interest rate are unchanged following the extension.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
10. Mortgage Notes Payable: (continued)
(9)The loan bears interest at LIBOR plus 2.15%. At December 31, 2020 and 2019, the total interest rate was 2.87% and 4.40%, respectively. The Company is in the process of securing a two-year extension on this loan.
(10)On January 22, 2021, the Company closed on a one-year extension of the loan to February 3, 2022, which also includes a one-year extension option to February 3, 2023. The interest rate remained unchanged, and the Company repaid $9,000 of the outstanding loan balance at closing.
(11)The loan bears interest at LIBOR plus 1.48%. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 4.0% during the period ending December 9, 2021 (See Note 5—Derivative Instruments and Hedging Activities). At December 31, 2020 and 2019, the total interest rate was 1.88% and 3.34%, respectively.
Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.
As of December 31, 2020, all of the Company's mortgage notes payable are secured by the properties on which they are placed and are non-recourse to the Company.
During the second quarter of 2020 and in July 2020, the Company secured agreements with its mortgage lenders on nine property mortgage loans to defer approximately $28,683 of both second and third quarter of 2020 debt service payments. Of the deferred payments, $15,208 and $20,195 was repaid in the three months and twelve months ended December 31, 2020, respectively, and the remaining balance has now been fully repaid during the first quarter of 2021.
The Company expects all loan maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or with cash on hand.
Total interest expense capitalized during the years ended December 31, 2020, 2019 and 2018 was $5,247, $9,614 and $15,422, respectively.
The estimated fair value (Level 2 measurement) of mortgage notes payable at December 31, 2020 and 2019 was $4,459,797 and $4,427,790, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.
The future maturities of mortgage notes payable are as follows:

Year Ending December 31,
2021	$355,614
2022	685,811
2023	359,209
2024	569,120
2025	607,399
Thereafter	1,997,742
4,574,895
Deferred finance cost, net	(14,085)
$4,560,810
The future maturities reflected above reflect the extension options that the Company believes will be exercised.
11. Bank and Other Notes Payable:
Bank and other notes payable at December 31, 2020 and 2019 consist of the following:
Line of Credit:
The Company has a $1,500,000 revolving line of credit that bears interest at LIBOR plus a spread of 1.30% to 1.90%, depending on the Company's overall leverage level, and was to mature on July 6, 2020. On April 8, 2020, the Company exercised its option to extend the maturity of the facility to July 6, 2021. The line of credit can be expanded, depending on certain conditions, up to a total facility of $2,000,000. The Company anticipates refinancing its revolving line of credit in

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
11. Bank and Other Notes Payable: (Continued)
advance of its maturity date. While the Company cannot predict what the terms of any new facility will be, it may include a lower lending commitment and require security. Any final terms of a new credit facility are subject to ongoing negotiations and may change.
Based on the Company's leverage level as of December 31, 2020, the borrowing rate on the facility was LIBOR plus 1.65%. The Company has four interest rate swap agreements that effectively convert a total of $400,000 of the outstanding balance from floating rate debt of LIBOR plus 1.65% to fixed rate debt of 4.30% until September 30, 2021 (See Note 5—Derivative Instruments and Hedging Activities). As of December 31, 2020 and 2019, borrowings under the line of credit were $1,480,000 and $820,000, respectively, less unamortized deferred finance costs of $2,460 and $2,623, respectively, at a total interest rate of 2.73% and 3.92%, respectively. As of December 31, 2020 and 2019, the Company's availability under the line of credit for additional borrowings was $19,719 and $679,719, respectively, The estimated fair value (Level 2 measurement) of the line of credit at December 31, 2020 and 2019 was $1,485,598 and $826,280, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
Prasada Note:
On March 29, 2013, the Company issued a $13,330 note payable that bore interest at 5.25% and was to mature on May 30, 2021. The note payable was collateralized by a portion of a development reimbursement agreement with the City of Surprise, Arizona. On October 7, 2019, the loan was paid off.
As of December 31, 2020 and 2019, the Company was in compliance with all applicable financial loan covenants.
12. Financing Arrangement:
On September 30, 2009, the Company formed a joint venture, whereby a third party acquired a 49.9% interest in Chandler Fashion Center, a 1,318,000 square foot regional shopping center in Chandler, Arizona, and Freehold Raceway Mall, a 1,552,000 square foot regional shopping center in Freehold, New Jersey, referred to herein as Chandler Freehold. As a result of the Company having certain rights under the agreement to repurchase the assets of Chandler Freehold, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The transaction was initially accounted for as a co-venture arrangement, and accordingly the assets, liabilities and operations of the properties remain on the books of the Company and a co-venture obligation was established for the net cash proceeds received from the third party less costs allocated to a warrant. The co-venture obligation was increased for the allocation of income to the co-venture partner and decreased for distributions to the co-venture partner.
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
During the years ended December 31, 2020, 2019 and 2018 the Company incurred interest (income) expense in connection with the financing arrangement as follows:

	2020	2019	2018
Distributions of the partner's share of net income	$1,144	$7,184	$9,079
Distributions in excess of the partner's share of net income	3,097	6,939	6,376
Adjustment to fair value of financing arrangement obligation	(139,522)	(76,640)	(15,225)
	$(135,281)	$(62,517)	$230

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
12. Financing Arrangement: (Continued)
The fair value (Level 3 measurement) of the financing arrangement obligation at December 31, 2020 and 2019 was based upon a terminal capitalization rate of 5.5% and 5.0%, respectively, a discount rate of 7.0% and 6.0%, respectively, and market rents per square foot ranging from $35 to $105. The fair value of the financing arrangement obligation is sensitive to these significant unobservable inputs and a change in these inputs may result in a significantly higher or lower fair value measurement. Distributions to the partner, excluding distributions of excess loan proceeds, and changes in fair value of the financing arrangement obligation are recognized as interest (income) expense in the Company's consolidated statements of operations.
On June 27, 2019, the Company replaced the existing mortgage note payable on Chandler Fashion Center with a new $256,000 loan (See Note 10—Mortgage Notes Payable). In connection with the refinancing transaction, the Company distributed $27,945 of the excess loan proceeds to its joint venture partner, which was recorded as a reduction to the financing arrangement obligation.
13. Noncontrolling Interests:
The Company allocates net income of the Operating Partnership based on the weighted-average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership periodically to reflect its ownership interest in the Company. The Company had a 93% ownership interest in the Operating Partnership as of December 31, 2020 and 2019. The remaining 7% limited partnership interest as of December 31, 2020 and 2019 was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of registered or unregistered stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the ten trading days ending on the respective balance sheet date. Accordingly, as of December 31, 2020 and 2019, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $117,602 and $277,524, respectively.
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
Stock Dividend:
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
14. Stockholders' Equity: (Continued)
The Company accounted for the stock portion of its distribution as a stock issuance as opposed to a stock dividend. Accordingly, the impact of the shares issued is reflected in the Company'e earnings per share calculation on a prospective basis. The issuance of the stock dividend resulted in a reduction of $0.05 on both basic and diluted earnings per share for the year ended December 31, 2020.
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
There were no repurchases under the Stock Buyback Program during the years ended December 31, 2020, 2019 and 2018.
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
16. Consolidated Joint Venture and Acquisitions:
Fashion District Philadelphia:
Effective December 10, 2020, the Company made the Partnership Loan to the Company’s joint venture in Fashion District Philadelphia, pursuant to the joint venture’s amended and restated partnership agreement, to fund a $100,000 repayment to reduce the mortgage notes payable on Fashion District Philadelphia from $301,000 to $201,000. The Partnership Loan plus 15% accrued interest must be repaid prior to the resumption of 50/50 cash distributions to the Company and its joint venture partner. Prior to the restructuring, the Company had accounted for its investment in Fashion District Philadelphia under the equity method of accounting due to substantive participation rights held by the Company’s joint venture partner. Pursuant to the amended and restated partnership agreement, the substantive participation rights of the Company’s joint venture partner were terminated and as a result, the joint venture is treated as a VIE. The Company became the primary beneficiary of the VIE and commenced consolidating Fashion District Philadelphia in its consolidated financial statements effective December 10, 2020. Prior to December 10, 2020, the Company’s share of the joint venture’s net (loss) income was included in its consolidated statements of operations in equity in (loss) income of unconsolidated joint ventures.
The consolidation of the joint venture required the Company to recognize the joint venture’s identifiable assets and liabilities at fair value in the Company’s consolidated financial statements, along with the fair value of the non-controlling interest. The fair value of the joint venture’s assets and liabilities upon initial consolidation were measured using estimates of expected future cash flows and other valuation techniques. The fair value of the joint venture property was determined by using income and market or sales comparison valuation approaches which included, but are not limited to estimates of rental rates, comparable sales, revenue and expense growth rates, capitalization rates and discount rates. The allocation of fair value to

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
16. Consolidated Joint Venture and Acquisitions: (Continued)
assets was estimated by the market or sales comparison, cost and income approaches. Assumed debt was recorded at fair value based upon the present value of the expected future payments and current interest rates. Other acquired assets, including cash, and assumed liabilities were recorded at cost due to the short-term nature of the balances.

The following is a summary of the allocation of the fair value of Fashion District Philadelphia:

Property	$331,514
Deferred charges	25,272
Cash and cash equivalents	4,492
Restricted cash	1,319
Tenant receivables	8,476
Other assets	30,582
Total assets acquired	401,655
Mortgage note payable	201,000
Partnership loan(1)	100,000
Accounts payable	6,673
Due to affiliates	3
Other accrued liabilities	55,717
Total liabilities assumed	363,393
Fair value of acquired net assets (at 100% ownership)	$38,262

(1)The Partnership Loan is eliminated in the Company's consolidated financial statements.
The Company recognized a remeasurement loss to adjust the carrying value of its existing investment in the joint venture to its estimated fair value in the Company’s consolidated financial statements. The remeasurement loss was determined by taking the difference between the fair value of assets less its liabilities and the sum of the carrying value of the Company’s existing investment in the joint venture and the fair value of the noncontrolling interest.
The Company recognized the following remeasurement loss on the Fashion District Philadelphia restructuring:

Fair value of acquired net assets (at 100% ownership)	$38,262
Fair value of the noncontrolling interest	(19,131)
Carrying value of existing investment in the joint venture	(182,429)
Loss on remeasurement of asset	$(163,298)

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
16. Consolidated Joint Venture and Acquisitions: (Continued)
Sears South Plains:
On December 31, 2020, the Company and its joint venture partner in MS Portfolio LLC entered into a distribution agreement. The joint venture owned nine properties, including the former Sears parcels at the South Plains Mall and the Arrowhead Towne Center. The joint venture distributed the former Sears parcel at South Plains Mall to the Company and the former Sears parcel at Arrowhead Towne Center to the joint venture partner. The joint venture partners agreed that the distributed properties were of equal value. The Company now owns 100% of the former Sears parcel at South Plains Mall. Effective December 31, 2020, the Company consolidates its 100% interest in the Sears parcel at South Plains Mall in its consolidated financial statements.
The following is a summary of the allocation of the fair value of Sears South Plains:

Land	$8,170
Building and improvements	11,130
Fair value of acquired net assets (at 100% ownership)	$19,300

17. Dispositions:
On May 17, 2018, the Company sold Promenade at Casa Grande, a 761,000 square foot community center in Casa Grande, Arizona, for $26,000, resulting in a loss on sale of assets of $311. The Company used the proceeds from the sale to pay down its line of credit and for other general corporate purposes.
18. Commitments and Contingencies:
As of December 31, 2020, the Company was contingently liable for $40,915 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the relevant agreement. At December 31, 2020, the Company had $3,861 in outstanding obligations, which it believes will be settled in the next twelve months.
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

	2020	2019	2018
Management fees	$15,297	$18,748	$19,752
Development and leasing fees	6,951	16,056	14,412
	$22,248	$34,804	$34,164

Certain mortgage notes on the properties are held by NML. NML was considered a related party due to its ownership interest in Broadway Plaza until it sold its ownership interest in the property to a third party on October 12, 2018. Interest expense in connection with these notes, during the period that NML was a related party, was $6,653 for the year ended December 31, 2018.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
19. Related Party Transactions: (Continued)
Interest (income) expense from related party transactions also includes $(135,281), $(62,517) and $230 for the years ended December 31, 2020, 2019 and 2018, respectively, in connection with the Financing Arrangement (See Note 12—Financing Arrangement).
Due from affiliates includes $1,612 and $6,157 of unreimbursed costs and fees due from unconsolidated joint ventures under management agreements at December 31, 2020 and 2019, respectively.
In addition, due from affiliates included a note receivable from RED/303 LLC ("RED") that bore interest at 5.25% and was to mature on May 30, 2021. Interest income earned on this note was $0, $141 and $224 for the years ended December 31, 2020, 2019 and 2018, respectively. On October 7, 2019, the note was collected in full. RED was considered a related party because it was a partner in a joint venture development project. The note was collateralized by RED's membership interest in the development project.
Also included in due from affiliates was a note receivable from Lennar Corporation that bore interest at LIBOR plus 2% and was to mature upon the completion of certain milestones in connection with the planned development of Fashion Outlets of San Francisco. As a result of those milestones not being completed, the Company elected to terminate the development agreement and the note was collected in full on February 13, 2019. Interest income earned on this note was $0, $1,112 and $3,152 for the years ended December 31, 2020, 2019 and 2018, respectively. Lennar Corporation was considered a related party because it was a joint venture partner in the project.
20. Share and Unit-based Plans:
The Company has established share and unit-based compensation plans for the purpose of attracting and retaining executive officers, directors and key employees.
2003 Equity Incentive Plan:
The 2003 Equity Incentive Plan ("2003 Plan") authorizes the grant of stock awards, stock options, stock appreciation rights, stock units, stock bonuses, performance-based awards, dividend equivalent rights and OP Units or other convertible or exchangeable units. As of December 31, 2020, stock awards, stock units, LTIP Units (as defined below), stock appreciation rights ("SARs") and stock options have been granted under the 2003 Plan. All stock options or other rights to acquire common stock granted under the 2003 Plan have a term of 10 years or less. These awards were generally granted based on the performance of the Company and the employees. None of the awards have performance requirements other than a service condition of continued employment unless otherwise provided. All awards are subject to restrictions determined by the Company's compensation committee. The aggregate number of shares of common stock that may be issued under the 2003 Plan is 20,912,331 shares. As of December 31, 2020, there were 6,620,968 shares available for issuance under the 2003 Plan.
Stock Units:
The stock units represent the right to receive upon vesting one share of the Company's common stock for one stock unit. The value of the stock units was determined by the market price of the Company's common stock on the date of the grant. The following table summarizes the activity of non-vested stock units during the years ended December 31, 2020, 2019 and 2018:

	2020		2019		2018
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	199,987	$43.59	129,457	$64.21	151,355	$73.32
Granted	253,184	14.14	160,932	37.44	87,983	58.79
Vested	(140,224)	39.53	(85,157)	62.84	(108,991)	74.04
Forfeited	(3,102)	32.62	(5,245)	51.48	(890)	68.81
Balance at end of year	309,845	$21.47	199,987	$43.59	129,457	$64.21

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
20. Share and Unit-Based Plans: (Continued)
SARs:
Upon exercise, the recipients received unrestricted common shares for the appreciation in value of the SARs from the grant date to the exercise date.
The following table summarizes the activity of SARs awards during the years ended December 31, 2020, 2019 and 2018:

	2020		2019		2018
	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price	Units	Weighted Average Exercise Price
Balance at beginning of year	—	$—	—	$—	235,439	$53.83
Exercised	—	—	—	—	(235,439)	53.83
Balance at end of year	—	$—	—	$—	—	$—

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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
20. Share and Unit-Based Plans: (Continued)
The Company has granted the following LTIP units during the years ended December 31, 2020, 2019 and 2018:

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
	552,866

The fair value of the market-indexed LTIP Units (Level 3) were estimated on the date of grant using a Monte Carlo Simulation model that based on the following assumptions:

Grant Date	Risk Free Interest Rate	Expected Volatility
1/1/2018	1.98%	23.38%
1/29/2018	2.25%	23.86%
1/1/2019	2.46%	23.52%
9/1/2019	1.42%	24.91%
1/1/2020	1.62%	26.08%
3/1/2020	0.85%	28.34%

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
20. Share and Unit-Based Plans: (Continued)
The following table summarizes the activity of the non-vested LTIP Units during the years ended December 31, 2020, 2019 and 2018:

	2020		2019		2018
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	616,219	$39.04	661,578	$48.38	636,632	$52.36
Granted	552,866	26.59	343,431	32.40	569,136	51.78
Vested	(102,884)	40.19	(76,306)	59.27	(253,625)	61.17
Forfeited	(282,149)	44.28	(312,484)	46.55	(290,565)	52.58
Balance at end of year	784,052	$28.11	616,219	$39.04	661,578	$48.38

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
The following table summarizes the activity of stock options for the years ended December 31, 2020, 2019 and 2018:

	2020		2019		2018
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance at beginning of year	35,565	$57.32	35,565	$57.32	35,565	$57.32
Granted(1)	1,950	—	—	—	—	—
Balance at end of year	37,515	$54.34	35,565	$57.32	35,565	$57.32

(1)Pursuant to the terms of the Company's equity plan, the exercise price and number of options were adjusted so that the stock dividend paid on June 3, 2020 had no negative impact on the outstanding stock options (See Note 14–Stockholder's Equity).

Directors' Phantom Stock Plan:
The Directors' Phantom Stock Plan offers non-employee members of the board of directors ("Directors") the opportunity to defer their cash compensation and to receive that compensation in common stock rather than in cash after termination of service or a predetermined period. Compensation generally includes the annual retainers payable by the Company to the Directors. Deferred amounts are generally credited as units of phantom stock at the beginning of each three-year deferral period by dividing the present value of the deferred compensation by the average fair market value of the Company's common stock at the date of award. Compensation expense related to the phantom stock awards was determined by the amortization of the value of the stock units on a straight-line basis over the applicable service period. The stock units (including dividend equivalents) vest as the Directors' services (to which the fees relate) are rendered. Vested phantom stock units are ultimately paid out in common stock on a one-unit for one-share basis. To the extent elected by a Director, stock units receive dividend equivalents in the form of additional stock units based on the dividend amount paid on the common stock. The aggregate number of phantom stock units that may be granted under the Directors' Phantom Stock Plan is 500,000. As of December 31, 2020, there were 110,062 stock units available for grant under the Directors' Phantom Stock Plan.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
20. Share and Unit-Based Plans: (Continued)
The following table summarizes the activity of the non-vested phantom stock units for the years ended December 31, 2020, 2019 and 2018:

	2020		2019		2018
	Stock Units	Weighted Average Grant Date Fair Value	Stock Units	Weighted Average Grant Date Fair Value	Stock Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	7,216	$43.29	—	$—	4,054	$79.82
Granted	24,576	17.11	23,690	40.26	10,380	49.55
Vested	(27,130)	20.94	(16,474)	38.94	(12,193)	54.40
Forfeited	—	—	—	—	(2,241)	77.91
Balance at end of year	4,662	$35.35	7,216	$43.29	—	$—

Employee Stock Purchase Plan ("ESPP"):
The ESPP authorizes eligible employees to purchase the Company's common stock through voluntary payroll deductions made during periodic offering periods. Under the ESPP, common stock is purchased at a 15% discount from the lesser of the fair value of common stock at the beginning and end of the offering period. A maximum of 791,117 shares of common stock is available for purchase under the ESPP. The number of shares available for future purchase under the plan at December 31, 2020 was 132,553.
Compensation:
The following summarizes the compensation cost under the share and unit-based plans for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Stock units	$4,159	$4,598	$6,355
LTIP units	13,339	11,372	26,311
Stock options	—	51	125
Phantom stock units	568	702	760
	$18,066	$16,723	$33,551

The Company capitalized share and unit-based compensation costs of $4,223, $4,691 and $6,184 for the years ended December 31, 2020, 2019 and 2018, respectively.
The fair value of the stock awards and stock units that vested during the years ended December 31, 2020, 2019 and 2018 was $1,376, $3,577 and $6,479, respectively. Unrecognized compensation costs of share and unit-based plans at December 31, 2020 consisted of $3,007 from LTIP Units, $2,257 from stock units and $165 from phantom stock units.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
21. Employee Benefit Plans:
401(k) Plan:
The Company has a defined contribution retirement plan that covers its eligible employees (the "Plan"). The Plan is a defined contribution retirement plan covering eligible employees of the Macerich Property Management Company, LLC and participating affiliates. This Plan includes The Macerich Company Common Stock Fund as a new investment alternative under the Plan with 650,000 shares of common stock reserved for issuance under the Plan. In accordance with the Plan, the Company makes matching contributions equal to 100 percent of the first three percent of compensation deferred by a participant and 50 percent of the next two percent of compensation deferred by a participant. During the years ended December 31, 2020, 2019 and 2018, these matching contributions made by the Company were $3,455, $3,346 and $3,422, respectively. Contributions and matching contributions to the Plan by the plan sponsor and/or participating affiliates are recognized as an expense of the Company in the period that they are made.
Deferred Compensation Plans:
The Company has established deferred compensation plans under which executives and key employees of the Company may elect to defer receiving a portion of their cash compensation otherwise payable in one calendar year until a later year. The Company may, as determined by the Board of Directors in its sole discretion prior to the beginning of the plan year, credit a participant's account with a matching amount equal to a percentage of the participant's deferral. The Company contributed $695, $814 and $813 to the plans during the years ended December 31, 2020, 2019 and 2018, respectively. Contributions are recognized as compensation in the periods they are made.

22. Income Taxes:
For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, unrecaptured Section 1250 gain and return of capital or a combination thereof. The following table details the components of the distributions, on a per share basis, for the years ended December 31, 2020, 2019 and 2018:

	2020(1)		2019(1)		2018(1)
Ordinary income	$0.08	5.2%	$1.32	44.2%	$1.91	64.3%
Capital gains	0.02	1.3%	0.64	21.2%	0.05	1.7%
Return of capital	1.45	93.5%	1.04	34.6%	1.01	34.0%
Dividends paid	$1.55	100.0%	$3.00	100.0%	$2.97	100.0%

_______________________________________________________________________________

(1)The 2020, 2019 and 2018 taxable ordinary dividends are treated as "qualified REIT dividends" for purposes of Internal Revenue Code Section 199A.

The Company has made Taxable REIT Subsidiary elections for all of its corporate subsidiaries other than its Qualified REIT Subsidiaries. The elections, effective for the year beginning January 1, 2001 and future years, were made pursuant to Section 856(l) of the Code.
The income tax provision of the TRSs for the years ended December 31, 2020, 2019 and 2018 are as follows:

	2020	2019	2018
Current	$439	$(150)	$413
Deferred	8	(1,439)	3,191
Income tax benefit (expense)	$447	$(1,589)	$3,604

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
22. Income Taxes: (Continued)
The income tax provision of the TRSs for the years ended December 31, 2020, 2019 and 2018 are reconciled to the amount computed by applying the Federal Corporate tax rate as follows:

	2020	2019	2018
Book loss (income) for TRSs	$6,058	$(2,062)	$19,525
Tax at statutory rate on earnings from continuing operations before income taxes	$1,272	$(433)	$4,100
State taxes	(31)	(280)	513
Other	(794)	(876)	(1,009)
Income tax benefit (expense)	$447	$(1,589)	$3,604

The tax effects of temporary differences and carryforwards of the TRSs included in the net deferred tax assets at December 31, 2020 and 2019 are summarized as follows:

	2020	2019
Net operating loss carryforwards	$27,196	$22,338
Property, primarily differences in depreciation and amortization, the tax basis of land assets and treatment of certain other costs	2,927	6,784
Other	644	1,635
Net deferred tax assets	$30,767	$30,757

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
For the years ended December 31, 2020, 2019 and 2018 there were no unrecognized tax benefits.
The Company is required to establish a valuation allowance for any portion of the deferred tax asset that the Company concludes is more likely than not to be unrealizable. The Company’s assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of December 31, 2020, the Company had no valuation allowance recorded.
The tax years 2017 through 2019 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next 12 months.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
23. Quarterly Financial Data (Unaudited):
The following is a summary of quarterly results of operations for the years ended December 31, 2020 and 2019:

	2020 Quarter Ended				2019 Quarter Ended
	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
Revenues	$194,643	$185,844	$178,587	$226,952	$241,841	$231,127	$227,972	$226,522
Net (loss) income attributable to the Company(1)	$(190,418)	$(22,191)	$(25,116)	$7,522	$26,891	$46,371	$15,734	$7,824
Net (loss) income attributable to common stockholders per share-basic	$(1.27)	$(0.15)	$(0.18)	$0.05	$0.19	$0.33	$0.11	$0.05
Net (loss) income attributable to common stockholders per share-diluted	$(1.27)	$(0.15)	$(0.18)	$0.05	$0.19	$0.33	$0.11	$0.05

(1)Net loss attributable to the Company for the quarter ended December 31, 2020 includes the loss on remeasurement of assets of $163,298 resulting from the consolidation of the Company’s joint venture in Fashion District Philadelphia (See Note 16–Consolidated Joint Venture and Acquisitions).
24. Subsequent Events:
On January 28, 2021, the Company announced a dividend/distribution of $0.15 per share for common stockholders and OP Unit holders of record on February 19, 2021. All dividends/distributions will be paid 100% in cash on March 3, 2021.

THE MACERICH COMPANY
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2020
(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
Shopping Centers/Entities	Land	Building and Improvements	Equipment and Furnishings	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Equipment and Furnishings	Construction in Progress	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation
Chandler Fashion Center	$24,188	$223,143	$—	$27,118	$24,188	$245,004	$5,120	$137	$274,449	$125,007	$149,442
Danbury Fair Mall	130,367	316,951	—	120,938	141,479	380,517	10,162	36,098	568,256	171,276	396,980
Desert Sky Mall	9,447	37,245	12	6,324	9,082	41,173	2,773	—	53,028	14,911	38,117
Eastland Mall	22,050	151,605	—	11,894	21,161	162,243	2,135	10	185,549	44,291	141,258
Estrella Falls	10,550	—	—	52,007	10,524	52,033	—	—	62,557	6,342	56,215
Fashion District Philadelphia	38,402	293,112	—	—	38,402	280,253	—	12,859	331,514	521	330,993
Fashion Outlets of Chicago	—	—	—	269,570	39,910	220,559	4,569	4,532	269,570	76,403	193,167
Fashion Outlets of Niagara Falls USA	18,581	210,139	—	106,751	23,762	309,409	2,225	75	335,471	97,743	237,728
The Marketplace at Flagstaff	—	—	—	45,851	—	45,851	—	—	45,851	27,137	18,714
Freehold Raceway Mall	164,986	362,841	—	126,946	168,098	477,057	9,302	316	654,773	221,660	433,113
Fresno Fashion Fair	17,966	72,194	—	54,340	17,966	120,325	2,940	3,269	144,500	64,776	79,724
Green Acres Mall	156,640	321,034	—	197,842	179,274	474,189	10,760	11,293	675,516	153,541	521,975
Inland Center	8,321	83,550	—	31,899	10,291	111,935	388	1,156	123,770	28,801	94,969
Kings Plaza Shopping Center	209,041	485,548	20,000	282,891	209,041	683,575	57,720	47,144	997,480	159,629	837,851
La Cumbre Plaza	18,122	21,492	—	16,995	13,856	42,503	250	—	56,609	25,292	31,317
Macerich Management Co.	1,150	10,475	26,562	30,591	3,878	18,430	46,061	409	68,778	26,237	42,541
MACWH, LP	—	25,771	—	12,261	10,777	27,255	—	—	38,032	11,253	26,779
NorthPark Mall	7,746	74,661	—	14,074	7,441	88,405	635	—	96,481	27,890	68,591
Oaks, The	32,300	117,156	—	268,674	56,387	357,559	3,559	625	418,130	178,981	239,149
Pacific View	8,697	8,696	—	137,903	7,854	145,895	1,547	—	155,296	80,778	74,518
Paradise Valley Mall	33,445	128,485	—	22,337	32,045	148,099	2,638	1,485	184,267	88,056	96,211
Prasada	6,615	—	—	25,243	5,523	26,296	—	39	31,858	575	31,283
Queens Center	251,474	1,039,922	—	56,956	256,786	1,085,788	5,616	162	1,348,352	182,761	1,165,591
Santa Monica Place	26,400	105,600	—	351,922	48,374	428,615	6,710	223	483,922	160,769	323,153
SanTan Adjacent Land	29,414	—	—	9,510	26,902	—	—	12,022	38,924	—	38,924
SanTan Village Regional Center	7,827	—	—	215,839	5,921	216,095	1,622	28	223,666	107,764	115,902
Sears South Plains	8,170	11,130	—	—	—	—	—	19,300	19,300	—	19,300
SouthPark Mall	7,035	38,215	—	(7,811)	2,899	34,107	433	—	37,439	16,689	20,750
Southridge Center	6,764	—	—	7,930	2,220	12,148	136	190	14,694	7,410	7,284
Stonewood Center	4,948	302,527	—	12,811	4,935	314,948	403	—	320,286	60,990	259,296
Superstition Springs Center	10,928	112,718	—	11,232	10,928	122,924	1,026	—	134,878	27,914	106,964
See accompanying report of independent registered public accounting firm.

THE MACERICH COMPANY
Schedule III—Real Estate and Accumulated Depreciation (Continued)
December 31, 2020
(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
Shopping Centers/Entities	Land	Building and Improvements	Equipment and Furnishings	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Equipment and Furnishings	Construction in Progress	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation
Superstition Springs Power Center	1,618	4,420	—	(109)	1,194	4,698	37	—	5,929	2,268	3,661
The Macerich Partnership, L.P.	—	2,534	—	4,860	—	—	7,365	29	7,394	1,515	5,879
Towne Mall	6,652	31,184	—	4,988	6,877	35,480	368	99	42,824	17,769	25,055
Tucson La Encantada	12,800	19,699	—	59,230	12,800	78,230	699	—	91,729	46,986	44,743
Valley Mall	16,045	26,098	—	13,772	15,616	40,014	276	9	55,915	14,389	41,526
Valley River Center	24,854	147,715	—	34,936	24,854	180,572	2,008	71	207,505	73,276	134,229
Victor Valley, Mall of	15,700	75,230	—	54,163	20,080	123,323	1,690	—	145,093	62,683	82,410
Vintage Faire Mall	14,902	60,532	—	58,719	17,417	113,564	1,637	1,535	134,153	77,319	56,834
Wilton Mall	19,743	67,855	—	(2,351)	11,310	72,734	1,127	76	85,247	47,457	37,790
Other freestanding stores	5,926	31,785	—	11,616	5,927	43,106	294	—	49,327	22,556	26,771
Other land and development properties	63,338	—	—	(24,938)	32,291	6,047	—	62	38,400	518	37,882
	$1,453,152	$5,021,262	$46,574	$2,735,724	$1,538,270	$7,370,958	$194,231	$153,253	$9,256,712	$2,562,133	$6,694,579
See accompanying report of independent registered public accounting firm.

THE MACERICH COMPANY
Schedule III—Real Estate and Accumulated Depreciation (Continued)
December 31, 2020
(Dollars in thousands)
Depreciation of the Company's investment in buildings and improvements reflected in the consolidated statements of operations are calculated over the estimated useful lives of the asset as follows:

Buildings and improvements	5 - 40 years
Tenant improvements	5 - 7 years
Equipment and furnishings	5 - 7 years

The changes in total real estate assets for the three years ended December 31, 2020 are as follows:

	2020	2019	2018
Balances, beginning of year	$8,993,049	$8,878,820	$9,127,533
Additions	419,369	176,690	246,719
Dispositions and retirements	(155,706)	(62,461)	(495,432)
Balances, end of year	$9,256,712	$8,993,049	$8,878,820

   The aggregate cost of the property included in the table above for federal income tax purposes was $9,178,539 (unaudited) at December 31, 2020.

The changes in accumulated depreciation for the three years ended December 31, 2020 are as follows:

	2020	2019	2018
Balances, beginning of year	$2,349,536	$2,093,044	$2,018,303
Additions	287,925	287,846	275,236
Dispositions and retirements	(75,328)	(31,354)	(200,495)
Balances, end of year	$2,562,133	$2,349,536	$2,093,044

See accompanying report of independent registered public accounting firm.

EXHIBIT INDEX

Exhibit Number	Description
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

Exhibit Number	Description
3.2	Amended and Restated Bylaws of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date April 24, 2019).

4.1	Description of the Company's Securities (incorporated by reference as an exhibit to the Company's 2019 Form 10-K).

4.2	Form of Common Stock Certificate (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, as amended, event date November 10, 1998).

4.3	Form of Preferred Stock Certificate (Series D Preferred Stock) (incorporated by reference as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-107063)).

10.1	Amended and Restated Limited Partnership Agreement for the Operating Partnership dated as of March 16, 1994 (incorporated by reference as an exhibit to the Company's 1996 Form 10-K).

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
Form of LTIP Unit Award Agreement under 2003 Equity Incentive Plan (performance-based) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

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

10.24	*	Change in Control Severance Pay Plan for Executive Vice Presidents (incorporated by reference as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

Exhibit Number		Description
10.25	*	Change in Control Severance Pay Plan for Senior Executives (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.26	*
Change in Control Agreement between the Company and Ann C. Menard, effective February 24, 2018 (incorporated by reference as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.27	*
Amended and Restated Offer of Employment between the Company and Ann C. Menard, effective April 30, 2018 (incorporated by reference as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.27.1	*
First Amendment to Amended and Restated Offer of Employment between the Company and Ann C. Menard, effective January 1, 2020) (incorporated by reference as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.28	*
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
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2021.

THE MACERICH COMPANY
/s/ THOMAS E. O'HERN
By
Thomas E. O'Hern
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ THOMAS E. O'HERN	Chief Executive Officer and Director	February 24, 2021
Thomas E. O'Hern	(Principal Executive Officer)
/s/ EDWARD C. COPPOLA	President and Director	February 24, 2021
Edward C. Coppola
/s/ PEGGY ALFORD	Director	February 24, 2021
Peggy Alford
/s/ JOHN H. ALSCHULER	Director	February 24, 2021
John H. Alschuler
/s/ ERIC K. BRANDT	Director	February 24, 2021
Eric K. Brandt
/s/ STEVEN R. HASH	Chairman of Board of Directors	February 24, 2021
Steven R. Hash
/s/ DANIEL J. HIRSCH	Director	February 24, 2021
Daniel J. Hirsch
/s/ DIANA M. LAING	Director	February 24, 2021
Diana M. Laing
/s/ STEVEN L. SOBOROFF	Director	February 24, 2021
Steven L. Soboroff
/s/ ANDREA M. STEPHEN	Director	February 24, 2021
Andrea M. Stephen
/s/ SCOTT W. KINGSMORE	Senior Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	February 24, 2021
Scott W. Kingsmore
/s/ CHRISTOPHER J. ZECCHINI	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2021
Christopher J. Zecchini