Form 10-Q
period 2021-03-31
MACERICH CO
filed 2021-05-10
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
Number of shares outstanding as of May 7, 2021 of the registrant's common stock, par value $0.01 per share: 206,518,236 shares

THE MACERICH COMPANY
FORM 10-Q

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS:
Property, net	$6,517,852	$6,694,579
Cash and cash equivalents	1,083,813	465,297
Restricted cash	67,255	17,362
Tenant and other receivables, net	227,829	239,194
Right-of-use assets, net	117,388	118,355
Deferred charges and other assets, net	293,790	306,959
Due from affiliates	5,231	1,612
Investments in unconsolidated joint ventures	1,356,426	1,340,647
Total assets	$9,669,584	$9,184,005
LIABILITIES AND EQUITY:
Mortgage notes payable	$4,534,585	$4,560,810
Bank and other notes payable	1,478,716	1,477,540
Accounts payable and accrued expenses	59,316	68,825
Lease liabilities	89,000	90,216
Other accrued liabilities	258,029	298,594
Distributions in excess of investments in unconsolidated joint ventures	119,118	108,381
Financing arrangement obligation	133,515	134,379
Total liabilities	6,672,279	6,738,745
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 250,000,000 shares authorized, 197,036,176 and 149,770,575 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1,971	1,498
Additional paid-in capital	5,263,994	4,603,378
Accumulated deficit	(2,426,555)	(2,339,619)
Accumulated other comprehensive loss	(5,514)	(8,208)
Total stockholders' equity	2,833,896	2,257,049
Noncontrolling interests	163,409	188,211
Total equity	2,997,305	2,445,260
Total liabilities and equity	$9,669,584	$9,184,005
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2021	2020
Revenues:
Leasing revenue	$179,535	$210,721
Other	5,321	9,258
Management Companies	5,568	6,973
Total revenues	190,424	226,952
Expenses:
Shopping center and operating expenses	76,155	70,725
Leasing expenses	5,166	7,425
Management Companies' operating expenses	14,843	16,224
REIT general and administrative expenses	8,087	6,821
Depreciation and amortization	78,396	82,213
	182,647	183,408
Interest expense (income):
Related parties	1,319	(44,243)
Other	52,577	52,317
	53,896	8,074
Total expenses	236,543	191,482
Equity in income of unconsolidated joint ventures	1,910	9,698
Income tax (expense) benefit	(2,238)	266
Loss on sale or write down of assets, net	(21,283)	(36,703)
Net (loss) income	(67,730)	8,731
Less net (loss) income attributable to noncontrolling interests	(4,126)	1,209
Net (loss) income attributable to the Company	$(63,604)	$7,522
(Loss) earnings per common share—attributable to common stockholders:
Basic	$(0.40)	$0.05
Diluted	$(0.40)	$0.05
Weighted average number of common shares outstanding:
Basic	158,580,000	141,437,000
Diluted	158,580,000	141,437,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2021	2020
Net (loss) income	$(67,730)	$8,731
Other comprehensive (loss) income:
Interest rate cap/swap agreements	2,694	(6,395)
Comprehensive (loss) income	(65,036)	2,336
Less net (loss) income attributable to noncontrolling interests	(4,126)	1,209
Comprehensive (loss) income attributable to the Company	$(60,910)	$1,127
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)
Three Months Ended March 31, 2021 and 2020

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2021	149,770,575	$1,498	$4,603,378	$(2,339,619)	$(8,208)	$2,257,049	$188,211	$2,445,260
Net loss	—	—	—	(63,604)	—	(63,604)	(4,126)	(67,730)
Interest rate cap/swap agreements	—	—	—	—	2,694	2,694	—	2,694
Amortization of share and unit-based plans	94,753	1	5,030	—	—	5,031	—	5,031
Stock offerings, net	45,992,318	460	637,684	—		638,144	—	638,144
Distributions paid ($0.15 per share)	—	—	—	(23,332)	—	(23,332)	—	(23,332)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,338)	(3,338)
Contributions from noncontrolling interests	—	—	—	—	—	—	577	577
Conversion of noncontrolling interests to common shares	1,178,530	12	22,206	—	—	22,218	(22,218)	—
Redemption of noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(4,304)	—	—	(4,304)	4,304	—
Balance at March 31, 2021	197,036,176	$1,971	$5,263,994	$(2,426,555)	$(5,514)	$2,833,896	$163,409	$2,997,305

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2020	141,407,650	$1,414	$4,583,911	$(1,944,012)	$(9,051)	$2,632,262	$198,708	$2,830,970
Net income	—	—	—	7,522	—	7,522	1,209	8,731
Interest rate cap/swap agreements	—	—	—	—	(6,395)	(6,395)	—	(6,395)
Amortization of share and unit-based plans	80,917	1	5,602	—	—	5,603	—	5,603
Distributions paid ($0.75 per share)	—	—	—	(106,198)	—	(106,198)	—	(106,198)
Distributions to noncontrolling interests	—	—	—	—	—	—	(8,474)	(8,474)
Contributions from noncontrolling interests	—	—	—	—	—	—	125	125
Conversion of noncontrolling interests to common shares	83,722	1	5,796	—	—	5,797	(5,797)	—
Redemption of noncontrolling interests	—	—	(1)	—	—	(1)	(1)	(2)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(4,599)	—	—	(4,599)	4,599	—
Balance at March 31, 2020	141,572,289	$1,416	$4,590,709	$(2,042,688)	$(15,446)	$2,533,991	$190,369	$2,724,360

 The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(67,730)	$8,731
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on sale or write down of assets, net	21,283	36,703
Depreciation and amortization	80,812	83,827
Amortization of premium on mortgage notes payable	—	(229)
Amortization of share and unit-based plans	4,030	4,224
Straight-line rent and amortization of above and below market leases	(4,959)	(243)
Provision for doubtful accounts	3,208	913
Income tax expense (benefit)	2,238	(266)
Equity in income of unconsolidated joint ventures	(1,910)	(9,698)
Change in fair value of financing arrangement obligation	(863)	(48,384)
Changes in assets and liabilities, net of dispositions:
Tenant and other receivables	52,684	11,673
Other assets	5,969	1,037
Due from affiliates	(3,619)	(4,766)
Accounts payable and accrued expenses	(7,328)	15,937
Other accrued liabilities	(31,596)	(49,759)
Net cash provided by operating activities	52,219	49,700
Cash flows from investing activities:
Development, redevelopment, expansion and renovation of properties	(14,819)	(26,406)
Property improvements	(8,653)	(1,845)
Proceeds from repayment of notes receivable	1,300	—
Deferred leasing costs	(91)	(981)
Distributions from unconsolidated joint ventures	21,341	21,693
Contributions to unconsolidated joint ventures	(25,673)	(33,870)
Proceeds from sale of assets	100,334	—
Net cash provided by (used in) investing activities	73,739	(41,409)

THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands) (Unaudited)
	For the Three Months Ended March 31,
	2021	2020
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	—	660,000
Payments on mortgages, bank and other notes payable	(23,986)	(8,676)
Deferred financing costs	(3,472)	—
Proceeds from finance lease	—	4,115
Payments on finance leases	(552)	(290)
Net proceeds from stock offerings	597,007	—
Redemption of noncontrolling interests	(1)	(2)
Contribution from noncontrolling interests	125	125
Dividends and distributions	(26,670)	(114,672)
Net cash provided by financing activities	542,451	540,600
Net increase in cash, cash equivalents and restricted cash	668,409	548,891
Cash, cash equivalents and restricted cash, beginning of period	482,659	114,216
Cash, cash equivalents and restricted cash, end of period	$1,151,068	$663,107
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$61,041	$52,989
Non-cash investing and financing transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$25,248	$28,250
Conversion of Operating Partnership Units to common stock	$22,218	$5,797
Accrued receivable of net proceeds from stock offering	$41,137	$—
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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of March 31, 2021, the Company was the sole general partner of and held a 95% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
The Company's sole significant asset is its investment in the Operating Partnership and as a result, substantially all of the Company's assets and liabilities represent the assets and liabilities of the Operating Partnership. In addition, the Operating Partnership has investments in a number of consolidated variable interest entities ("VIEs"), including Fashion District Philadelphia and SanTan Village Regional Center.
The Operating Partnership's consolidated VIEs included the following assets and liabilities:

	March 31, 2021	December 31, 2020
Assets:
Property, net	$520,900	$551,062
Other assets	93,215	97,713
Total assets	$614,115	$648,775
Liabilities:
Mortgage notes payable	$420,254	$420,233
Other liabilities	78,489	81,266
Total liabilities	$498,743	$501,499
All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

2. Summary of Significant Accounting Policies: (Continued)

The unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for the interim periods have been made. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying consolidated balance sheet as of December 31, 2020 has been derived from the audited financial statements but does not include all disclosures required by GAAP. The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported on the Company's consolidated balance sheets to the totals shown on its consolidated statements of cash flows:

	For the Three Months Ended March 31,
	2021	2020
Beginning of period
Cash and cash equivalents	$465,297	$100,005
Restricted cash	17,362	14,211
Cash, cash equivalents and restricted cash	$482,659	$114,216
End of period
Cash and cash equivalents	$1,083,813	$652,354
Restricted cash	67,255	10,753
Cash, cash equivalents and restricted cash	$1,151,068	$663,107

COVID-19 Pandemic:
In March 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. As a result, all of the markets that the Company operates in were subject to stay-at-home orders, and the majority of its properties were temporarily closed in part or completely. Following staggered re-openings during 2020, all Centers have been open and operating since October 7, 2020, and government mandated restrictions have greatly eased for most of the Centers during 2021, including in the Company's key markets of California and New York, which were the most capacity-restricted markets upon re-opening in 2020.
COVID-19 Lease Accounting:
In April 2020, the Financial Accounting Standards Board issued a Staff Question-and-Answer (“Q&A”) to clarify whether lease concessions related to the effects of COVID-19 require the application of the lease modification guidance under Accounting Standards Codification ("ASC") 842, "Leases" ("the lease modification accounting framework"). Under ASC 842, the Company would have to determine, on a lease-by-lease basis, if a lease concession was the result of a new arrangement reached with the tenant or an enforceable right and obligation within the existing lease. The Q&A allows for the bypass of a lease-by-lease analysis, and allows the Company to elect to either apply the lease modification accounting framework or not to all of its lease concessions with similar characteristics and circumstances. The Company has elected to apply the lease modification accounting framework to lease concessions that include the abatement of rent in its consolidated financial statements for the three months ended March 31, 2021.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

3. Earnings Per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of EPS for the three months ended March 31, 2021 and 2020 (shares in thousands):

	For the Three Months Ended March 31,
	2021	2020
Numerator
Net (loss) income	$(67,730)	$8,731
Less net (loss) income attributable to noncontrolling interests	(4,126)	1,209
Net (loss) income attributable to the Company	(63,604)	7,522
Allocation of earnings to participating securities	(214)	(322)
Numerator for basic and diluted EPS—net (loss) income attributable to common stockholders	$(63,818)	$7,200
Denominator
Denominator for basic and diluted EPS—weighted average number of common shares outstanding(1)	158,580	141,437
EPS—net (loss) income attributable to common stockholders
Basic and diluted	$(0.40)	$0.05
(1)     Diluted EPS excludes 103,235 and 90,619 convertible preferred partnership units for the three months ended March 31, 2021 and 2020, respectively, as their impact was antidilutive. Diluted EPS also excludes 10,855,707 and 10,477,827 Operating Partnership units ("OP Units") for the three months ended March 31, 2021 and 2020, respectively, as their impact was antidilutive.

4. Investments in Unconsolidated Joint Ventures:
The Company has made the following recent financings of its unconsolidated joint ventures:
On November 17, 2020, the Company’s joint venture in Tysons VITA, the residential tower at Tysons Corner Center, placed a new $95,000 loan on the property that bears interest at an effective rate of 3.43% and matures on December 1, 2030. Initial loan funding for the Company’s joint venture was $90,000 with future advance potential of up to $5,000. The Company used its share of the initial proceeds of $45,000 for general corporate purposes.
On December 10, 2020, the Company made a loan (the “Partnership Loan”) to the Company’s joint venture in Fashion District Philadelphia to fund the entirety of a $100,000 repayment to reduce the mortgage loan on Fashion District Philadelphia from $301,000 to $201,000. This mortgage loan now matures on January 22, 2024, including a one-year extension option, and bears interest at LIBOR plus 3.5%, with a LIBOR floor of 0.50%. The partnership agreement for the joint venture was amended in connection with the Partnership Loan, and pursuant to the amended agreement, the Partnership Loan plus 15% accrued interest must be repaid prior to the resumption of 50/50 cash distributions to the Company and its joint venture partner. As a result of the substantive participation rights of the Company’s joint venture partner being terminated in the amended agreement, the Company determined that the joint venture is a VIE and the Company is the primary beneficiary. Effective December 10, 2020, the Company has consolidated the results of the joint venture into the consolidated financial statements of the Company.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)
On December 31, 2020, the Company and its joint venture partner in MS Portfolio LLC entered into a distribution agreement. The joint venture owned nine properties, including the former Sears parcels at the South Plains Mall and the Arrowhead Towne Center. The joint venture distributed the former Sears parcel at South Plains Mall to the Company and the former Sears parcel at Arrowhead Towne Center to the joint venture partner. The joint venture partners agreed that the distributed properties were of equal value. The Company now owns 100% of the former Sears parcel at South Plains Mall. Effective December 31, 2020, the Company consolidated its 100% interest in the Sears parcel at South Plains Mall in its consolidated financial statements.
On March 29, 2021, concurrent with the sale of Paradise Valley Mall (see Note 15 – Dispositions), the Company elected to reinvest into the newly formed joint venture at a 5% ownership interest for $3,819 in cash that is accounted for under the equity method of accounting.
Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	March 31, 2021	December 31, 2020
Assets(1):
Property, net	$8,819,934	$8,721,551
Other assets	789,122	774,583
Total assets	$9,609,056	$9,496,134
Liabilities and partners' capital(1):
Mortgage and other notes payable	$6,030,109	$5,942,478
Other liabilities	385,794	397,483
Company's capital	1,709,598	1,711,944
Outside partners' capital	1,483,555	1,444,229
Total liabilities and partners' capital	$9,609,056	$9,496,134
Investments in unconsolidated joint ventures:
Company's capital	$1,709,598	$1,711,944
Basis adjustment(2)	(472,290)	(479,678)
	$1,237,308	$1,232,266

Assets—Investments in unconsolidated joint ventures	$1,356,426	$1,340,647
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(119,118)	(108,381)
	$1,237,308	$1,232,266

(1)     These amounts include assets of $2,840,770 and $2,857,757 of Pacific Premier Retail LLC (the "PPR Portfolio") as of March 31, 2021 and December 31, 2020, respectively, and liabilities of $1,683,155 and $1,687,042 of the PPR Portfolio as of March 31, 2021 and December 31, 2020, respectively.
(2)     The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $2,243 and $3,999 for the three months ended March 31, 2021 and 2020, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)
Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	PPR Portfolio	Other Joint Ventures	Total
Three Months Ended March 31, 2021
Revenues:
Leasing revenue	$36,771	$149,319	$186,090
Other	94	16,965	17,059
Total revenues	36,865	166,284	203,149
Expenses:
Shopping center and operating expenses	9,365	58,842	68,207
Leasing expenses	403	1,353	1,756
Interest expense	15,803	37,213	53,016
Depreciation and amortization	24,307	66,540	90,847
Total expenses	49,878	163,948	213,826
Gain on sale or write down of assets, net	—	54	54
Net (loss) income	$(13,013)	$2,390	$(10,623)
Company's equity in net (loss) income	$(5,507)	$7,417	$1,910
Three Months Ended March 31, 2020
Revenues:
Leasing revenue	$58,378	$172,245	$230,623
Other	51	6,888	6,939
Total revenues	58,429	179,133	237,562
Expenses:
Shopping center and operating expenses	9,642	61,509	71,151
Leasing expenses	473	1,295	1,768
Interest expense	16,094	38,141	54,235
Depreciation and amortization	28,618	68,360	96,978
Total expenses	54,827	169,305	224,132
Net income	$3,602	$9,828	$13,430
Company's equity in net income	$4,721	$4,977	$9,698

Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
5. Derivative Instruments and Hedging Activities:
The Company uses an interest rate cap and four interest rate swap agreements to manage the interest rate risk of its floating rate debt. The Company recorded other comprehensive income (loss) related to the marking-to-market of derivative instruments of $2,694 and $(6,395) for the three months ended March 31, 2021 and 2020, respectively.
The following derivatives were outstanding at March 31, 2021:

					Fair Value
Property	Notional Amount	Product	LIBOR Rate	Maturity	March 31, 2021	December 31, 2020
Santa Monica Place	$300,000	Cap	4.00%	12/9/2021	$—	$—
The Macerich Partnership, L.P.	$400,000	Swaps	2.85%	9/30/2021	$(5,514)	$(8,208)
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
6. Property, net:
Property, net consists of the following:

	March 31, 2021	December 31, 2020
Land	$1,496,749	$1,538,270
Buildings and improvements	6,427,670	6,620,708
Tenant improvements	730,077	750,250
Equipment and furnishings(1)	191,664	194,231
Construction in progress	174,077	153,253
	9,020,237	9,256,712
Less accumulated depreciation(1)	(2,502,385)	(2,562,133)
	$6,517,852	$6,694,579
(1)      Equipment and furnishings and accumulated depreciation include the cost and accumulated amortization of ROU assets in connection with finance leases at March 31, 2021 and December 31, 2020 (See Note 8—Leases).
Depreciation expense was $71,664 and $72,687 for the three months ended March 31, 2021 and 2020, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
6. Property, net: (Continued)

The gain (loss) on sale or write-down of assets, net for the three months ended March 31, 2021 and 2020 consist of the following:

	For the Three Months Ended March 31,
	2021	2020
Gain on property sales(1)	$4,229	$—
Write-down of assets(2)	(29,608)	(36,703)
Gain on land sales(3)	4,096	—
	$(21,283)	$(36,703)
(1)      Related to Paradise Valley Mall (See Note 15-Dispositions).
(2)      Includes impairment loss of $27,281 on Estrella Falls during the three months ended March 31, 2021 and impairment losses of $30,063 on Wilton Mall and $6,640 on Paradise Valley Mall during the three months ended March 31, 2020. The impairment losses were due to the reduction of the estimated holding periods of the properties. The remaining amounts for the three months ended March 31, 2021 mainly pertain to the write off of development costs.
(3)    This includes $1,334 related to the sale of Paradise Valley Mall (See Note 15-Dispositions).

The following table summarizes certain of the Company's assets that were measured on a nonrecurring basis as a result of the impairment losses recorded for the three months ended March 31, 2021 and 2020, as described above:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets	Significant Other Unobservable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
March 31, 2020	$140,000	$—	$140,000	$—
March 31, 2021	$18,970	$—	$—	$18,970
The fair values relating to the 2020 impairments were based on sales contracts and are classified within Level 2 of the fair value hierarchy. The fair value (Level 3 measurement) related to the 2021 impairment was based upon an income approach, using an estimated terminal capitalization rate, discount rate, and in-place contractual rent and other income. The fair value is sensitive to these significant unobservable inputs.
7. Tenant and Other Receivables, net:
Included in tenant and other receivables, net is an allowance for doubtful accounts of $35,941 and $37,545 at March 31, 2021 and December 31, 2020, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $2,337 and $4,673 at March 31, 2021 and December 31, 2020, respectively, and a deferred rent receivable due to straight-line rent adjustments of $111,693 and $107,003 at March 31, 2021 and December 31, 2020, respectively.
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
The following table summarizes the components of leasing revenue for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
Leasing revenue—fixed payments	$131,495	$159,557
Leasing revenue—variable payments	51,248	52,078
Provision for doubtful accounts	(3,208)	(914)
	$179,535	$210,721

The following table summarizes the future rental payments to the Company:

Twelve months ending March 31,
2022	$398,867
2023	352,690
2024	303,411
2025	244,495
2026	199,323
Thereafter	592,782
$2,091,568

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
The following table summarizes the lease costs for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
Operating lease costs	$3,815	$3,938
Finance lease costs:
Amortization of ROU assets	478	475
Interest on lease liabilities	219	142
	$4,512	$4,555

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
8. Leases: (Continued)

The following table summarizes the future rental payments required under the leases:

	March 31, 2021		December 31, 2020
Year ending December 31,	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2021	$11,263	$10,785	$14,695	$10,785
2022	14,883	2,762	14,558	2,762
2023	9,076	344	8,746	344
2024	7,094	3,085	6,759	3,085
2025	7,136	—	6,796	—
Thereafter	116,918	—	116,660	—
Total undiscounted rental payments	166,370	16,976	168,214	16,976
Less imputed interest	(93,195)	(1,151)	(94,375)	(599)
Total lease liabilities	$73,175	$15,825	$73,839	$16,377
Weighted average remaining term	34.5 years	0.9 years	34.5 years	1.1 years
Weighted average incremental borrowing rate	7.7%	3.7%	7.7%	3.7%

9. Deferred Charges and Other Assets, net:
Deferred charges and other assets, net consist of the following:

	March 31, 2021	December 31, 2020
Leasing	$141,724	$162,652
Intangible assets:
In-place lease values	69,874	74,298
Leasing commissions and legal costs	19,517	21,096
Above-market leases	77,740	80,120
Deferred tax assets	28,528	30,767
Deferred compensation plan assets	60,834	62,874
Other assets	62,208	61,553
	460,425	493,360
Less accumulated amortization(1)	(166,635)	(186,401)
	$293,790	$306,959

(1)   Accumulated amortization includes $44,802 and $47,249 relating to in-place lease values, leasing commissions and legal costs at March 31, 2021 and December 31, 2020, respectively. Amortization expense of in-place lease values, leasing commissions and legal costs was $2,203 and $3,719 for the three months ended March 31, 2021 and 2020, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
9. Deferred Charges and Other Assets, net: (Continued)
The allocated values of above-market leases and below-market leases consist of the following:

	March 31, 2021	December 31, 2020
Above-Market Leases
Original allocated value	$77,740	$80,120
Less accumulated amortization	(32,503)	(33,271)
	$45,237	$46,849
Below-Market Leases(1)
Original allocated value	$105,013	$114,790
Less accumulated amortization	(35,907)	(43,656)
	$69,106	$71,134

(1)   Below-market leases are included in other accrued liabilities.

10. Mortgage Notes Payable:
Mortgage notes payable at March 31, 2021 and December 31, 2020 consist of the following:

	Carrying Amount of Mortgage Notes(1)
Property Pledged as Collateral	March 31, 2021	December 31, 2020	Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Chandler Fashion Center(5)	$255,407	$255,361	4.18%	$875	2024
Danbury Fair Mall(6)	184,775	186,741	5.56%	1,538	2021
Fashion District Philadelphia	201,000	201,000	4.00%	670	2024
Fashion Outlets of Chicago	299,213	299,193	4.61%	1,145	2031
Fashion Outlets of Niagara Falls USA	100,820	101,463	6.45%	727	2023
Freehold Raceway Mall(5)	398,588	398,545	3.94%	1,300	2029
Fresno Fashion Fair	323,907	323,857	3.67%	971	2026
Green Acres Commons(7)	124,631	129,847	3.13%	299	2023
Green Acres Mall(8)	257,115	270,570	3.94%	1,447	2023
Kings Plaza Shopping Center	535,542	535,413	3.71%	1,629	2030
Oaks, The	180,731	183,108	4.14%	1,064	2022
Pacific View	114,065	114,909	4.08%	668	2022
Queens Center	600,000	600,000	3.49%	1,744	2025
Santa Monica Place(9)	298,753	298,566	1.83%	395	2022
SanTan Village Regional Center	219,254	219,233	4.34%	788	2029
Towne Mall	19,690	19,815	4.48%	117	2022
Tucson La Encantada	61,480	62,018	4.23%	368	2022
Victor Valley, Mall of	114,806	114,791	4.00%	380	2024
Vintage Faire Mall	244,808	246,380	3.55%	1,256	2026
	$4,534,585	$4,560,810

(1)The mortgage notes payable also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs were $16,325 and $14,085 at March 31, 2021 and December 31, 2020, respectively.

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
(6)On September 15, 2020, the Company closed on a loan extension agreement for Danbury Fair Mall. Under the extension agreement, the original loan maturity date of October 1, 2020 was extended to April 1, 2021. The loan was further extended to July 1, 2021, based on certain conditions. The loan amount and interest rate are unchanged following the extension.
(7)On March 25, 2021, the Company closed on a two-year extension of the loan to March 29, 2023. The interest rate is LIBOR plus 2.75% and the Company repaid $4,680 of the outstanding loan balance at closing.
(8)On January 22, 2021, the Company closed on a one-year extension of the loan to February 3, 2022, which also includes a one-year extension option to February 3, 2023. The interest rate remained unchanged, and the Company repaid $9,000 of the outstanding loan balance at closing.
(9)The loan bears interest at LIBOR plus 1.48%. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 4% during the period ending December 9, 2021 (See Note 5—Derivative Instruments and Hedging Activities). At March 31, 2021 and December 31, 2020, the total interest rate was 1.83% and 1.88%, respectively.
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
Total interest expense capitalized was $1,462 and $1,295 for the three months ended March 31, 2021 and 2020, respectively.
The estimated fair value (Level 2 measurement) of mortgage notes payable at March 31, 2021 and December 31, 2020 was $4,466,749 and $4,459,797, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.
11. Bank and Other Notes Payable:
Bank and other notes payable consist of the following:
Line of Credit:
The Company had a $1,500,000 revolving line of credit that bore interest at LIBOR plus a spread of 1.30% to 1.90%, depending on the Company's overall leverage level, and was to mature on July 6, 2020. On April 8, 2020, the Company exercised its option to extend the maturity of the facility to July 6, 2021. The line of credit could be expanded, depending on certain conditions, up to a total facility of $2,000,000. Based on the Company's leverage level as of March 31, 2021, the borrowing rate on the facility was LIBOR plus 1.65%. The Company has four interest rate swap agreements that effectively convert a total of $400,000 of the outstanding balance from floating rate debt of LIBOR plus 1.65% to fixed rate debt of 4.50% until September 30, 2021 (See Note 5—Derivative Instruments and Hedging Activities). As of March 31, 2021 and December 31, 2020, borrowings under the line of credit were $1,480,000 and $1,480,000, respectively, less unamortized deferred finance costs of $1,284 and $2,460, respectively, at a total interest rate of 2.73% and 2.73%, respectively. As of March 31, 2021 and December 31, 2020, the Company's availability under the line of credit for additional borrowings was $19,719 and $19,719, respectively. The estimated fair value (Level 2 measurement) of the line of credit at March 31, 2021 and December 31, 2020 was $1,483,027 and $1,485,598, respectively, based on a present value model using a credit interest rate spread offered to the Company for comparable debt.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
11. Bank and Other Notes Payable: (Continued)
On April 14, 2021, the Company terminated its existing credit facility and entered into a new credit agreement, which provides for an aggregate $700,000 facility, including a $525,000 revolving loan facility that matures on April 14, 2023, with a one-year extension option, and a $175,000 term loan facility that matures on April 14, 2024. The revolving loan facility can be expanded up to $800,000, subject to receipt of lender commitments and other conditions. Concurrently with entering into the new credit agreement, the Company drew the $175,000 term loan in its entirety and drew $320,000 of the amount available under the revolving loan facility. Simultaneously with entering into the new credit agreement, the Company repaid $985,000 of debt, which included terminating and repaying all amounts outstanding under its prior revolving line of credit facility. All obligations under the facility are guaranteed unconditionally by the Company and are secured in the form of mortgages on certain wholly-owned assets and pledges of equity interests held by certain of the Company’s subsidiaries. As of April 14, 2021, the borrowing rate was LIBOR plus 2.75%.
As of March 31, 2021 and December 31, 2020, the Company was in compliance with all applicable financial loan covenants.
12. Financing Arrangement:
On September 30, 2009, the Company formed a joint venture whereby a third party acquired a 49.9% interest in Chandler Fashion Center, a 1,318,000 square foot regional shopping center in Chandler, Arizona, and Freehold Raceway Mall, a 1,552,000 square foot regional shopping center in Freehold, New Jersey (collectively referred to herein as "Chandler Freehold"). As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the formation of Chandler Freehold, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The Company accounts for its investment in Chandler Freehold as a financing arrangement. The fair value (Level 3 measurement) of the financing arrangement obligation at March 31, 2021 and December 31, 2020 was based upon a terminal capitalization rate of 5.75% and 5.5%, respectively, a discount rate of 7.25% and 7.0%, respectively, and market rents per square foot of $35 to $105. The fair value of the financing arrangement obligation is sensitive to these significant unobservable inputs and a change in these inputs may result in a significantly higher or lower fair value measurement. Distributions to the partner, excluding distributions of excess loan proceeds, and changes in fair value of the financing arrangement obligation are recognized as interest (income) expense in the Company's consolidated statements of operations.
During the three months ended March 31, 2021 and 2020, the Company incurred interest income in connection with the financing arrangement as follows:

	For the Three Months Ended March 31,
	2021	2020
Distributions equal to the partner's share of net (loss) income	$(1,232)	$1,464
Distributions in excess of the partner's share of net income	3,414	2,677
Adjustment to fair value of financing arrangement obligation	(863)	(48,384)
	$1,319	$(44,243)
13. Noncontrolling Interests:
The Company allocates net income of the Operating Partnership based on the weighted average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 95% and 93% ownership interest in the Operating Partnership as of March 31, 2021 and December 31, 2020, respectively. The remaining 5% and 7% limited partnership interest as of March 31, 2021 and December 31, 2020, respectively, was owned by certain of the Company's executive officers and directors, certain of their affiliates and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
13. Noncontrolling Interests: (Continued)
of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the 10 trading days ending on the respective balance sheet date. Accordingly, as of March 31, 2021 and December 31, 2020, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $120,767 and $117,602, respectively.
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
Stock Offerings
In connection with the commencement of separate “at the market” offering programs, on each of February 1, 2021 and March 26, 2021, which are referred to as the “February 2021 ATM Program” and the “March 2021 ATM Program,” respectively, and collectively as the “ATM Programs,” the Company entered into separate equity distribution agreements with certain sales agents pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500,000 under each of the February 2021 ATM Program and the March 2021 ATM Program, or a total of $1,000,000 under the ATM Programs.
During the three months ended March 31, 2021, the Company issued 45,992,318 shares of common stock under the ATM Programs for aggregate gross proceeds of $609,739 and net proceeds of $597,007 after commissions and other transaction costs. In addition, under the ATM Programs, the Company sold additional common shares at the end of the quarter ending March 31, 2021 for aggregate gross proceeds of $41,977 and net proceeds of $41,137 after commissions, of which the shares settled and the proceeds were received in April 2021. The proceeds from the sales under the ATM Programs were used to pay down the Company’s line of credit (See Note 11 – Bank and Other Notes Payable). As of March 31, 2021, $348,284 remained available to be sold under the ATM Programs. Actual future sales will depend upon a variety of factors including, but not limited to, market conditions, the trading price of the Company’s common stock and the Company’s capital needs. The Company has no obligation to sell the remaining shares available for sale under the ATM Programs.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
14. Stockholders' Equity: (Continued)
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
There were no repurchases under the Stock Buyback Program during the three months ended March 31, 2021 or 2020.
15. Dispositions:
On March 29, 2021, the Company sold Paradise Valley Mall in Phoenix, Arizona to a newly formed joint venture for $100,000 resulting in a gain on sale of assets and land of $5,563. Concurrent with the sale, the Company elected to reinvest into the new joint venture at a 5% ownership interest (see Note 4 – Investments in Unconsolidated Joint Ventures). The Company used the proceeds from the sale to pay down its line of credit and for other general corporate purposes.
16. Commitments and Contingencies:
As of March 31, 2021, the Company was contingently liable for $40,915 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. As of March 31, 2021, $40,600 of these letters of credit are secured by restricted cash. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreements. At March 31, 2021, the Company had $3,318 in outstanding obligations, which it believes will be settled in the next twelve months.

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

The following are fees charged to unconsolidated joint ventures:

	For the Three Months Ended March 31,
	2021	2020
Management fees	$3,817	$4,486
Development and leasing fees	1,430	2,084
	$5,247	$6,570

Interest expense (income) from related party transactions includes $1,319 and $(44,243) for the three months ended March 31, 2021 and 2020, respectively, in connection with the Financing Arrangement (See Note 12—Financing Arrangement).
Due from affiliates includes $5,231 and $1,612 of unreimbursed costs and fees from unconsolidated joint ventures due to the Management Companies as of March 31, 2021 and December 31, 2020, respectively.
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
The market-indexed LTIP Units vest over the service period of the award based on certain performance conditions of the Company and on the percentile ranking of the Company in terms of total return to stockholders (the "Total Return") per share of common stock relative to the Total Return of a group of peer REITs, as measured at the end of the measurement period.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
18. Share and Unit-Based Plans: (Continued)
During the three months ended March 31, 2021, the Company granted the following LTIP Units:

Grant Date	Units	Type	Fair Value per LTIP Unit	Vest Date
1/1/2021	576,378	Service-based	$10.67	12/31/2023
1/1/2021	1,005,073	Market-indexed	$9.85	12/31/2023
	1,581,451
The fair value of the market-indexed LTIP Units (Level 3) granted on January 1, 2021 was estimated on the date of grant using a Monte Carlo Simulation model that assumed a risk-free interest rate of 0.17% and an expected volatility of 62.82%.
The following table summarizes the activity of the non-vested LTIP Units, phantom stock units and stock units:

	LTIP Units		Phantom Stock Units		Stock Units
	Units	Value(1)	Units	Value(1)	Units	Value(1)
Balance at January 1, 2021	784,052	$28.11	4,662	$35.35	309,845	$21.47
Granted	1,581,451	10.15	14,566	10.96	92,057	13.43
Vested	(16,467)	29.86	(5,691)	16.33	(72,407)	34.41
Forfeited	—	—	—	—	(987)	22.12
Balance at March 31, 2021	2,349,036	$16.01	13,537	$17.10	328,508	$16.36

(1) Value represents the weighted average grant date fair value.
The following table summarizes the activity of the stock options outstanding:

	Stock Options
	Units	Value(1)
Balance at January 1, 2021	37,515	$54.34
Granted	—	—
Exercised	—	—
Balance at March 31, 2021	37,515	$54.34

(1) Value represents the weighted average exercise price.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
18. Share and Unit-Based Plans: (Continued)
The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended March 31,
	2021	2020
LTIP Units	$3,611	$3,214
Stock units	1,327	2,202
Stock options	—	—
Phantom stock units	93	187
	$5,031	$5,603
The Company capitalized share and unit-based compensation costs of $1,001 and $1,379 for the three months ended March 31, 2021 and 2020, respectively. Unrecognized compensation costs of share and unit-based plans at March 31, 2021 consisted of $15,446 from LTIP Units, $2,145 from stock units and $232 from phantom stock units.
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
The income tax provision of the TRSs are as follows:

	For the Three Months Ended March 31,
	2021	2020
Current	$—	$234
Deferred	(2,238)	32
Total income tax (expense) benefit	$(2,238)	$266
The net operating loss ("NOL") carryforwards generated through the 2017 tax year are scheduled to expire through 2037, beginning in 2025. Pursuant to the Tax Cuts and Jobs Act of 2017, NOLs generated in 2018 and subsequent tax years are carried forward indefinitely. The Coronavirus Aid, Relief and Economic Security Act removed the 80% of taxable income limitation, imposed by the Tax Cuts and Jobs Act, for NOLs generated in 2018, 2019 and 2020. Net deferred tax assets of $28,528 and $30,767 were included in deferred charges and other assets, net at March 31, 2021 and December 31, 2020, respectively.
The Company is required to establish a valuation allowance for any portion of the deferred tax asset that the Company concludes is more likely than not to be unrealizable. The Company’s assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of March 31, 2021, the Company had no valuation allowance recorded.
The tax years 2017 through 2019 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next twelve months.
20. Subsequent Events:
On April 29, 2021, the Company announced a dividend/distribution of $0.15 per share for common stockholders and OP Unitholders of record on May 7, 2021. All dividends/distributions will be paid 100% in cash on June 3, 2021.

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
Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or the industry to differ materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, as well as national, regional and local economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of current and prospective tenants, anchor or tenant bankruptcies, closures, mergers or consolidations, lease rates, terms and payments, interest rate fluctuations, availability, terms and cost of financing and operating expenses; adverse changes in the real estate markets including, among other things, competition from other companies, retail formats and technology, risks of real estate development and redevelopment, acquisitions and dispositions; the continuing adverse impact of the novel coronavirus ("COVID-19") on the U.S., regional and global economies and the financial condition and results of operations of the Company and its tenants; the liquidity of real estate investments, governmental actions and initiatives (including legislative and regulatory changes); environmental and safety requirements; and terrorist activities or other acts of violence which could adversely affect all of the above factors. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results, including those made in "Item 1A. Risk Factors" of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020, as well as our other reports filed with the Securities and Exchange Commission (the "SEC"), which disclosures are incorporated herein by reference. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company does not intend, and undertakes no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P. (the "Operating Partnership"). As of March 31, 2021, the Operating Partnership owned or had an ownership interest in 46 regional shopping centers and five community/power shopping centers. These 51 regional and community/power shopping centers (which include any related office space) consist of approximately 50 million square feet of gross leasable area and are referred to herein as the "Centers". The Centers consist of consolidated Centers ("Consolidated Centers") and unconsolidated joint venture Centers ("Unconsolidated Joint Venture Centers"), unless the context otherwise requires. The property management, leasing and redevelopment of the Company's portfolio is provided by the Company's seven management companies (collectively referred to herein as the "Management Companies"). The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Management Companies.

The following discussion is based primarily on the consolidated financial statements of the Company for the three months ended March 31, 2021 and 2020. It compares the results of operations for the three months ended March 31, 2021 to the results of operations for the three months ended March 31, 2020. It also compares the results of operations and cash flows for the three months ended March 31, 2021 to the results of operations and cash flows for the three months ended March 31, 2020.
This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
Dispositions:
On March 29, 2021, the Company sold Paradise Valley Mall in Phoenix, Arizona to a newly formed joint venture for $100 million, resulting in a gain on sale of assets of approximately $5.6 million. Concurrent with the sale, the Company elected to reinvest into the new joint venture at a 5% ownership interest. The Company used the $95.3 million of net proceeds from the sale to pay down its line of credit (See "Liquidity and Capital Resources").
Financing Activities:
On September 15, 2020, the Company closed on a loan extension agreement for the $191.0 million loan on Danbury Fair Mall. Under the extension agreement, the original loan maturity date of October 1, 2020 was extended to April 1, 2021. The loan was further extended to July 1, 2021, based on certain conditions. The loan amount and interest rate are unchanged following the extensions.
On November 17, 2020, the Company’s joint venture in Tysons VITA, the residential tower at Tysons Corner Center, placed a new $95.0 million loan on the property that bears interest at an effective rate of 3.43% and matures on December 1, 2030. Initial loan funding for the Company's joint venture was $90.0 million with future advance potential of up to $5.0 million. The Company used its share of the initial proceeds of $45.0 million for general corporate purposes.
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
On December 15, 2020, the Company closed on a loan extension agreement for the $101.5 million loan on Fashion Outlets of Niagara. Under the extension agreement the original loan maturity date of October 6, 2020 was extended to October 6, 2023. The loan amount and interest rate are unchanged following the extension.
On December 29, 2020, the Company’s joint venture closed on a one-year maturity date extension for the FlatIron Crossing loan to January 5, 2022. The interest rate increased from 3.85% to 4.10%, and the Company’s joint venture repaid $15.0 million, $7.6 million at the Company's pro rata share, of the outstanding loan balance at closing.
On January 22, 2021, the Company closed on a one-year extension for Green Acres Mall's $258.2 million loan to February 3, 2022, which also includes a one-year extension to February 3, 2023. The interest rate remained unchanged, and the Company repaid $9 million of the outstanding loan balance at closing.
On March 25, 2021, the Company closed on a two-year extension on the Green Acres Commons $124.6 million loan to March 29, 2023. The interest rate is LIBOR plus 2.75% and the Company repaid $4.7 million of the outstanding loan balance at closing.
During the second quarter of 2020 and in July 2020, the Company secured agreements with its mortgage lenders on 19 mortgage loans to defer approximately $47.2 million of both second and third quarter of 2020 debt service payments at the Company’s pro rata share during the COVID-19 pandemic. Of the deferred payments, $28.1 million and $36.9 million was repaid in the three months and twelve months ended December 31, 2020, respectively; and the remaining balance was fully repaid during the first quarter of 2021.
On April 14, 2021, the Company terminated its existing credit facility and entered into a new credit agreement, which provides for an aggregate $700 million facility, including a $525 million revolving loan facility that matures on April 14, 2023, with a one-year extension option, and a $175 million term loan facility that matures on April 14, 2024 (See "Liquidity and Capital Resources").

Redevelopment and Development Activities:
The Company's joint venture with Hudson Pacific Properties is redeveloping One Westside into 584,000 square feet of creative office space and 96,000 square feet of dining and entertainment space. The entire creative office space has been leased to Google and is expected to be completed in 2022. The total cost of the project is estimated to be between $500.0 million and $550.0 million, with $125.0 million to $137.5 million estimated to be the Company's pro rata share. The Company has funded $85.8 million of the total $343.2 million incurred by the joint venture as of March 31, 2021. The joint venture expects to fund the remaining costs of the development with its $414.6 million construction loan (See "Financing Activities").
The Company has a 50/50 joint venture with Simon Property Group to develop Los Angeles Premium Outlets, a premium outlet center in Carson, California that is planned to open with approximately 400,000 square feet, followed by an additional 165,000 square feet in the second phase. The Company has funded $39.6 million of the total $79.3 million incurred by the joint venture as of March 31, 2021.
In connection with the closures and lease rejections of several Sears stores owned or partially owned by the Company, the Company anticipates spending between $130.0 million to $160.0 million at the Company’s pro rata share to redevelop the Sears stores. The anticipated openings of such redevelopments are expected to occur over several years. The estimated range of redevelopment costs could increase if the Company or its joint venture decides to expand the scope of the redevelopments. The Company has funded $38.2 million at its pro rata share as of March 31, 2021.
Other Transactions and Events:
In March 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. As a result, all of the markets that the Company operates in were subject to stay-at-home orders, and the majority of its properties were temporarily closed in part or completely. Following staggered re-openings during 2020, all Centers have been open and operating since October 7, 2020, and government mandated restrictions have generally been eased during the first quarter of 2021, including in the Company's key markets of California and New York, which were the most capacity-restricted markets upon re-opening in 2020.
The Company continues to work with all of its stakeholders to mitigate the impact of COVID-19. The Company has developed and implemented a long list of operational protocols based on Centers for Disease Control and Prevention recommendations designed to ensure the safety of its employees, tenants, service providers and shoppers. Those measures include, among others: the use of sophisticated air filtration systems to increase air circulation and outside air flow and ventilation, significantly intensified cleaning and sanitizing procedures with special focus on high-touch and traffic areas, highly visible and accessible self-service sanitizing stations, providing masks at all properties as needed and requiring mask-wearing at nearly all properties in compliance with state and local requirements, touchless entries, social distance queuing including the use of digital technologies, path of travel guidelines including vertical transportation and deliveries, furniture placement and the use of sophisticated traffic-counting technology to ensure that its properties adhere to any relevant regulatory capacity constraints. The Company’s indoor properties feature vast interior common areas, most with two to three story ceiling clearances, ample floor space and a comfortable environment to practice effective social distancing even during peak retail periods. The Company provides round-the-clock security to enforce policies and regulations, to discourage congregation and to encourage proper distancing. Each property deploys robust messaging to inform all of the Company’s stakeholders of its operating standards and requirements within a multi-media platform that includes abundant on premise signage, digital and social messaging, and information within its property and corporate websites. The Company believes that, due to the quality of design and construction of its malls, it will be able to continue to provide a safe indoor environment for its employees, tenants, service providers and shoppers. Although the Company has incurred, and will continue to incur, some incremental costs associated with COVID-19 operating protocols and programs, these costs have not been, and are not anticipated to be, significant.
On December 31, 2020, the Company and its joint venture partner, Seritage Growth Properties (“Seritage”), entered into a distribution agreement. The joint venture owned nine properties, including the former Sears parcels at the South Plains Mall and the Arrowhead Towne Center. The joint venture distributed the former Sears parcel at South Plains Mall to the Company and the former Sears parcel at Arrowhead Towne Center to Seritage. The joint venture partners agreed that the distributed properties were of equal value. The Company now owns 100% of the former Sears parcel at South Plains Mall. Effective December 31, 2020, the Company consolidates its 100% interest in the Sears parcel at South Plains Mall in the Company’s consolidated financial statements.
In March 2020, the Company declared a reduced second quarter dividend of $0.50 per share of its common stock, which was paid on June 3, 2020 in a combination of cash and shares of common stock, at the election of the stockholder, subject to a limitation that the aggregate amount of cash payable to holders of the Company’s common stock would not exceed 20% of the aggregate amount of the dividend, or $0.10 per share, for all stockholders of record on April 22, 2020. The amount of the dividend represents a reduction from the Company’s first quarter dividend, and was paid in a combination of cash and shares of common stock to preserve liquidity in light of the impact and uncertainty arising out of the COVID-19 outbreak.The Company declared a further reduced cash dividend of $0.15 per share of its common stock for the third and fourth quarters of 2020. On January 28, 2021, the Company declared a first quarter cash dividend of $0.15 per share of its common stock, which was paid on March 3, 2021 to stockholders of record on February 19, 2021. On April 29, 2021, the Company declared a second quarter cash dividend of $0.15 per share of its common stock, which will be paid on June 3, 2021 to stockholders of record on May 7, 2021. The dividend amount will be reviewed by the Board on a quarterly basis.
In connection with the commencement of separate "at the market" offering programs, on each of February 1, 2021 and March 26, 2021, which are referred to as the "February 2021 ATM Program" and the "March 2021 ATM Program," respectively, and collectively as the "ATM Programs," the Company entered into separate equity distribution agreements with certain sales agents pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500 million under each of the February 2021 ATM Program and the March 2021 ATM Program, or a total of $1 billion under the ATM Programs.
See “Liquidity and Capital Resources” for a further discussion of the Company’s anticipated liquidity needs, and the measures taken by the Company to meet those needs, including the ATM Programs and the Company's new credit facility.
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

Results of Operations
Many of the variations in the results of operations, discussed below, occurred because of the transactions affecting the Company's properties described in Management's Overview and Summary above, including the Redevelopment Properties and the Disposition Property (as defined below).
For purposes of the discussion below, the Company defines "Same Centers" as those Centers that are substantially complete and in operation for the entirety of both periods of the comparison. Non-Same Centers for comparison purposes include those Centers or properties that are going through a substantial redevelopment often resulting in the closing of a portion of the Center (“Redevelopment Properties”), those properties that have recently transitioned to or from equity method joint ventures to or from consolidated assets ("JV Transition Centers") and properties that have been disposed of ("Disposition Property"). The Company moves a Center in and out of Same Centers based on whether the Center is substantially complete and in operation for the entirety of both periods of the comparison. Accordingly, the Same Centers consist of all consolidated Centers, excluding the Redevelopment Properties, the JV Transition Centers and the Disposition Property, for the periods of comparison.
For the comparison of the three months ended March 31, 2021 to the three months ended March 31, 2020, the JV Transition Centers are Fashion District Philadelphia and Sears South Plains. For the comparison of the three months ended March 31, 2021 to the three months ended March 31, 2020, the Disposition Property is Paradise Valley Mall.
Unconsolidated joint ventures are reflected using the equity method of accounting. The Company's pro rata share of the results from these Centers is reflected in the Consolidated Statements of Operations as equity in income of unconsolidated joint ventures.
The Company considers tenant annual sales, occupancy rates (excluding large retail stores or "Anchors") and releasing spreads (i.e. a comparison of initial average base rent per square foot on leases executed during the trailing twelve months to average base rent per square foot at expiration for the leases expiring during the trailing twelve months based on the spaces 10,000 square feet and under) to be key performance indicators of the Company's internal growth.
As a result of continued loosening of government restrictions within the Company’s operating markets, combined with pent up demand and the positive economic impact of fiscal stimulus, sales at the Company's Centers continue to greatly improve. During the first quarter of 2021, comparable tenant sales across the Company’s portfolio were only 2.0% less than the pre-COVID-19 first quarter of 2019, and were 1.9% higher than the pre-COVID-19 first quarter of 2019, excluding the capacity-restricted food and beverage category. During the first quarter of 2021, comparable tenant sales within Arizona, the Company’s least restricted region, were 7.2% higher than the pre-COVID-19 first quarter of 2019 and 11.5% higher than the pre-COVID-19 first quarter of 2019, excluding the capacity-restricted food and beverage category.
The leased occupancy rate decreased from 93.1% at March 31, 2020 to 88.5% at March 31, 2021. Releasing spreads declined as the Company executed leases at an average rent of $52.94 for new and renewal leases executed compared to $54.10 on leases expiring, resulting in a releasing spread of $1.16 per square foot representing a 2.1% decrease for the trailing twelve months ended March 31, 2021.
The Company continues to renew or replace leases that are scheduled to expire in 2021, however, the Company cannot be certain of the impact that COVID-19 will have on its ability to sign, renew or replace leases expiring in 2021 or beyond. These leases that are scheduled to expire in 2021 represent approximately 1.0 million square feet, accounting for 16.3% of the GLA of mall stores and freestanding stores, for spaces 10,000 square feet and under. These calculations exclude Centers under development or redevelopment and property dispositions (See "Dispositions" and "Redevelopment and Development Activities" in Management's Overview and Summary), and include square footage of Centers owned by joint ventures at the Company’s share.
2021 lease expirations continue to be an important focal point for the Company. The Company now has commitments on 70% of the remaining 2021 expiring square footage with another 30% in the letter of intent stage, disregarding leases for stores that have closed or for stores that tenants have indicated they intend to close.
The Company has entered into 102 leases for new stores totaling approximately 617,000 square feet that have opened or are planned for opening in 2021. While there may be additional new store openings in 2021, any such leases are not yet executed.
During the trailing twelve months ended March 31, 2021, the Company signed 160 new leases and 394 renewal leases comprising approximately 2.0 million square feet of GLA, of which 1.2 million square feet is related to the consolidated Centers. The average tenant allowance was $16.22 per square foot. The Company's COVID-19 related lease amendments are excluded from these numbers.

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
All Centers have been open and operating since October 7, 2020, and government mandated restrictions have been greatly eased for most of the Centers during 2021, including in the Company's key markets of California and New York, which were the most capacity-restricted markets upon re-opening in 2020.
The Company's rent collections continue to significantly improve. The Company collected approximately 97% of rents billed for the three months ended December 31, 2020 and approximately 95% of rents billed for the three months ended March 31, 2021. The Company continues to make significant progress in its negotiations with national and local tenants to secure rental payments, despite a significant portion of the Company’s tenants requesting rental assistance, whether in the form of deferral or rent reduction. The majority of such requests were made in 2020. For example, of the nearly 200 national tenants in the Company’s portfolio, excluding tenants that have filed bankruptcy and vacated the Company's properties, the Company has yet to reach agreement with only 1% of those tenants, as measured based on total rent. The lease amendments negotiated by the Company have resulted in a combination of rent payment deferrals and rent abatements. The majority of the Company’s leases require continued payment of rent by the Company’s tenants during the period of government mandated closures caused by COVID-19. Additionally, many of the Company’s leases contain co-tenancy clauses. Certain Anchor or small tenant closures have become permanent following the re-opening of the Company's Centers, and co-tenancy clauses within certain leases may be triggered as a result. The Company does not anticipate the negative impact of such clauses on lease revenue will be significant.
During 2020, there were 42 bankruptcy filings involving the Company’s tenants, totaling 322 leases and involving approximately 6.0 million square feet and $85.4 million of annual leasing revenue at the Company’s share. During 2021, the pace of such filings has decreased substantially, as there were six bankruptcy filings involving the Company's tenants, totaling 47 leases and involving approximately 207,000 square feet and $6.9 million of annual leasing revenue at the Company's share. This included two leases totaling 139,000 square feet with a single department store retailer that quickly emerged from bankruptcy and assumed both of its leases with the Company. Excluding this department store retailer, bankruptcy filings during 2021 are only 68,000 square feet.
As previously disclosed by the Company in its prior filings with the SEC, the Company has submitted recovery claims under its insurance coverage due to business interruption from COVID-19. As of March 31, 2021, the Company does not believe it is likely that it will be able to collect on these claims given the facts and circumstances regarding the COVID-19 pandemic.
During the year ended December 31, 2020 and the first quarter of 2021, the Company incurred $56.4 million and $28.9 million, respectively, of rent abatements at the Company’s share relating to 2020 rents as a result of COVID-19. Additionally, the Company negotiated $32.9 million of rent deferrals during the year ended December 31, 2020 and $0.6 million during the first quarter 2021, each at the Company’s share. As of March 31, 2021, $11.8 million of the rent deferrals remain outstanding with $11.0 million scheduled to be repaid during 2021 and the remainder scheduled for repayment in 2022. The Company has experienced a significant decrease in requests for rent abatements and deferrals as 2021 has progressed, and the Company expects these requests to continue to decline as the economy reopens.
The Company has experienced, and expects to continue to experience, a negative impact to its leasing revenue and the occupancy rates at its Centers due to COVID-19. For the three months ended March 31, 2021, leasing revenue decreased by approximately 17%, including joint ventures at the Company's share, compared to the three months ended March 31, 2020. Included within this decline were $28.9 million of retroactive rent abatements incurred in the first quarter of 2021 relating to 2020 rents. Excluding these retroactive rent abatements, leasing revenue for the three months ended March 31, 2021 decreased 8% compared to the three months ended March 31, 2020. As of March 31, 2021, the leased occupancy rate decreased to 88.5% from 93.1% at March 31, 2020.
While the volume of leasing transactions declined significantly in the second and third quarters of 2020, the Company experienced significant improvement during the fourth quarter of 2020 and the first quarter of 2021 in leasing activity. During the first quarter of 2021, the Company signed 181 leases for 700,000 square feet (excluding COVID-19 workout deals), which equals the leased space that was signed during the first quarter of 2020. For the six months ended March 31, 2021, the Company signed leases for nearly the same amount of space as the pre-COVID-19 six-month period ended March 31, 2020. Further, the number of new and renewal leases executed through mid-April 2021 is slightly greater than the number of leases signed during the same pre-COVID-19 period in 2019, and 2019 was a high leasing volume year for the Company. The

Company has entered into 102 leases for new stores totaling approximately 617,000 square feet that have opened or are planned for opening in 2021. The Company is also negotiating nearly 100 other leases for new stores totaling nearly 800,000 square feet. There is no assurance that these pending lease negotiations will result in executed leases.
As a result of continued loosening of government restrictions within the Company's operating markets, combined with pent up demand and the positive economic impact of fiscal stimulus, sales at the Company's Centers continue to greatly improve. During the first quarter of 2021, comparable tenant sales across the Company's portfolio were only 2.0% less than the pre-COVID-19 first quarter of 2019, and were 1.9% higher than the pre-COVID-19 first quarter of 2019, excluding the capacity-restricted food and beverage category. During the first quarter of 2021, comparable tenant sales within Arizona, the Company’s least restricted region, were 7.2% higher than the pre-COVID-19 first quarter of 2019 and 11.5% higher than the pre-COVID-19 first quarter of 2019, excluding the capacity-restricted food and beverage category.
During 2021, the Company expects to generate significant cash flow from operations after recurring operating capital expenditures, leasing capital expenditures and after dividend. This assumption does not include any potential capital generated from dispositions, refinancings or issuances of common equity. This surplus will be used to de-lever as well as to fund our development pipeline.
Given the continued disruption and uncertainties from COVID-19 and the impact on the capital markets, the Company has secured extensions of term from one to three years of its near-term maturing non-recourse mortgage loans on Danbury Fair Mall, Fashion Outlets of Niagara, FlatIron Crossing, Green Acres Mall and Green Acres Commons (See "Financing Activities" in Management's Overview and Summary).
On April 14, 2021, the Company repaid and terminated its existing credit facility and entered into a new credit agreement, which provides for an aggregate $700 million facility, including a $525 million revolving loan facility that matures on April 14, 2023, with a one-year extension option, and a $175 million term loan facility that matures on April 14, 2024. Concurrent with the closing of this credit facility, the Company repaid $985.0 million of debt (See "Liquidity and Capital Resources").
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
Comparison of Three Months Ended March 31, 2021 and 2020
Revenues:
Leasing revenue decreased by $31.2 million, or 14.8%, from 2020 to 2021. The decrease in leasing revenue is attributed to decreases of $34.2 million from the Same Centers and $0.5 million from the Disposition Property offset in part by increases of $3.5 million from the JV Transition Centers. Leasing revenue includes the amortization of above and below-market leases, the amortization of straight-line rents, lease termination income and the provision for bad debts. The amortization of above and below-market leases was $0.4 million in 2020 and 2021. Straight-line rents increased from $2.2 million in 2020 to $4.8 million in 2021. Lease termination income increased from $1.2 million in 2020 to $2.9 million in 2021. Provision for bad debts increased from $0.9 million in 2020 to $3.2 million in 2021. The increase in bad debt expense is a result of the Company assessing collectability by tenant and determining that it was no longer probable that substantially all leasing revenue would be collected from certain tenants, which includes tenants that have declared bankruptcy, tenants at risk of filing bankruptcy or other tenants where collectability was no longer probable. The decrease in leasing revenue and increase in bad debt at the Same Centers is primarily the result of COVID-19 (See "Other Transactions and Events" in Management's Overview and Summary).
Other income decreased from $9.3 million in 2020 to $5.3 million in 2021. The decrease is primarily a decline in parking garage income as a result of COVID-19 (See "Other Transactions and Events" in Management's Overview and Summary).
Management Companies' revenue decreased from $7.0 million in 2020 to $5.6 million in 2021 due to a decrease in management fees and development fees.
Shopping Center and Operating Expenses:
Shopping center and operating expenses increased $5.4 million, or 7.7%, from 2020 to 2021. The increase in shopping center and operating expenses is attributed to increases of $4.9 million from the JV Transition Centers and $0.5 million from the Same Centers.

Leasing Expenses:
Leasing expenses decreased from $7.4 million in 2020 to $5.2 million in 2021 due to a decrease in compensation expense.
Management Companies' Operating Expenses:
Management Companies' operating expenses decreased $1.4 million from 2020 to 2021 due to a decrease in compensation expense.
REIT General and Administrative Expenses:
REIT general and administrative expenses increased $1.3 million from 2020 to 2021 primarily due to an increase in consulting expense.
Depreciation and Amortization:
Depreciation and amortization decreased $3.8 million from 2020 to 2021. The decrease in depreciation and amortization is attributed to decreases of $7.1 million from the Same Centers offset in part by increases of $3.1 million from the JV Transition Centers and $0.2 million from the Disposition Property.
Interest Expense:
Interest expense increased $45.8 million from 2020 to 2021. The increase in interest expense was attributed to an increase of $45.6 million from the Financing Arrangement (See Note 12—Financing Arrangement in the Company's Notes to the Consolidated Financial Statements), $1.8 million from the JV Transition Centers and $0.9 million from the Company's revolving line of credit offset in part by decreases of $2.5 million from the Same Centers. The increase in interest expense from the Financing Arrangement is primarily due to the change in fair value of the underlying properties and the mortgage notes payable on the underlying properties.
Equity in Income of Unconsolidated Joint Ventures:
Equity in income of unconsolidated joint ventures decreased $7.8 million from 2020 to 2021. The decrease in equity in income of unconsolidated joint ventures is primarily due to a decrease in leasing revenue as a result of COVID-19 (See "Other Transactions and Events" in Management's Overview and Summary).
Loss on Sale or Write Down of Assets, net:
Loss on sale or write down of assets, net decreased $15.4 million from 2020 to 2021. The decrease in loss on sale or write down of assets, net is primarily due to the $36.7 million of impairment losses on Wilton Mall and Paradise Valley Mall in 2020 and impairment loss of $27.3 million on Estrella Falls in 2021 offset in part by the gain of $4.2 million from the sale of Paradise Valley Mall and $4.1 million on land sales. The impairment losses were due to the reduction in the estimated holding periods of the properties.
Net (Loss) Income:
Net (loss) income decreased $76.5 million from 2020 to 2021. The decrease in net (loss) income is primarily the result of COVID-19 (See "Other Transactions and Events" in Management's Overview and Summary).
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold decreased 38.4% from $122.7 million in 2020 to $75.6 million in 2021. For a reconciliation of net (loss) income attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold and FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold, see "Funds From Operations ("FFO")" below.
Operating Activities:
Cash provided by operating activities increased $2.5 million from 2020 to 2021. The increase is primarily due to the changes in assets and liabilities and the results, as discussed above.

Investing Activities:
Cash provided by investing activities increased $115.1 million from 2020 to 2021. The increase in cash provided by investing activities is primarily attributed to proceeds from the sale of assets of $100.3 million, proceeds from notes receivable of $1.3 million, a decrease in contributions to unconsolidated joint ventures of $8.2 million and a decrease of $11.6 million in development, redevelopment, expansion and renovation of properties offset in part by an increase in property improvements of $6.8 million.
Financing Activities:
Cash provided by financing activities increased $1.9 million from 2020 to 2021. The increase in cash provided by financing activities is primarily due to net proceeds from sales of common shares under the ATM Programs of $597 million and a decrease in dividends and distributions of $88.0 million offset by a decrease in proceeds from mortgages, bank and other notes payable of $660.0 million and a decrease in payments on mortgages, bank and other notes payable of $15.3 million.
Liquidity and Capital Resources
The Company has historically met its liquidity needs for its operating expenses, debt service and dividend requirements for the next twelve months through cash generated from operations, distributions from unconsolidated joint ventures, working capital reserves and/or borrowings under its line of credit. As a result of the uncertain environment resulting from the COVID-19 pandemic (See "Other Transactions and Events" in Management's Overview and Summary), the Company took a number of measures to enhance liquidity. These actions helped to ensure that funds were available to meet the Company's obligations for a sustained period of time as the extent and duration of the pandemic's impact became clearer. These measures included (i) reduction of the cash component of its dividend in the second quarter of 2020 and reduction of the amount of its cash dividend in the third and fourth quarter of 2020 and in the first quarter of 2021, (ii) reduction of planned capital and development expenditures, (iii) negotiated deferrals of debt service payments on nineteen mortgage loans totaling $47.2 million, (iv) reduction of the Company's controllable operating expenses, and (v) deferral of real estate taxes to the extent such relief was available. In addition, during the first quarter of 2020, the Company borrowed $660 million on its line of credit. As of March 31, 2021, the Company had approximately $1.2 billion of cash, including the joint ventures at the Company's pro rata share, and including proceeds raised under its ATM Programs and from the sale of Paradise Valley Mall, both as described below.
The following tables summarize capital expenditures incurred at the Centers (at the Company's pro rata share):

	For the Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Consolidated Centers:
Acquisitions of property, building improvement and equipment	$3,670	$2,381
Development, redevelopment, expansions and renovations of Centers	6,558	16,112
Tenant allowances	4,696	1,081
Deferred leasing charges	510	910
	$15,434	$20,484
Joint Venture Centers:
Acquisitions of property, building improvement and equipment	$842	$1,844
Development, redevelopment, expansions and renovations of Centers	12,232	29,628
Tenant allowances	2,550	355
Deferred leasing charges	815	725
	$16,439	$32,552

The Company expects amounts to be incurred during the next twelve months for tenant allowances and deferred leasing charges to be less than or comparable to 2020. The Company expects to incur less than $80.0 million during the remaining period of 2021 for development, redevelopment, expansion and renovations. This excludes the Company's share of the remaining development costs associated with One Westside, which is fully funded by a non-recourse construction facility. Capital for these expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of cash on hand, debt financings, which are expected to include borrowings under the Company's line of credit, from property financings and construction loans, each to the extent available.
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
On each of February 1, 2021 and March 26, 2021, the Company registered a separate "at the market" offering program, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500 million under each ATM Program, or a total of $1.0 billion under the ATM Programs, in amounts and at times to be determined by the Company. The following table sets forth certain information with respect to issuances made under each of the ATM Programs as of March 31, 2021.

(Dollars and shares in thousands)	February 2021 ATM Program			March 2021 ATM Program(1)
For the Three Months Ended:	Number of Shares Issued	Net Proceeds	Sales Commissions	Number of Shares Issued	Net Proceeds	Sales Commissions
March 31, 2021	36,001	$477,283	$9,746	9,991	$119,724	$2,449
Total	36,001	$477,283	$9,746	9,991	$119,724	$2,449
(1) The table does not reflect shares sold at the end of the quarter that did not settle until April 2021 (See Note 14-Stockholders' Equity).
As of March 31, 2021, including sales of shares that did not settle until April 2021, the Company had approximately $12.7 million of gross sales of its common stock available under the February 2021 ATM Program and approximately $335.6 million of gross sales of its common stock available under the March 2021 ATM Program.
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
The Company's total outstanding loan indebtedness, which includes mortgages and other notes payable, at March 31, 2021 was $8.7 billion (consisting of $6.0 billion of consolidated debt, less $459.9 million of noncontrolling interests, plus $3.1 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand.
Given the continued disruption and uncertainties from COVID-19 and the impact on the capital markets, the Company has secured extensions of term from one to three years of its near-term maturing non-recourse mortgage loans on Danbury Fair Mall, Fashion Outlets of Niagara, FlatIron Crossing, Green Acres Mall and Green Acres Commons (See “Financing Activities” in Management’s Overview and Summary).
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
On March 29, 2021, the Company sold Paradise Valley Mall to a newly formed joint venture for $100 million. Concurrent with the sale, the Company elected to reinvest into the joint venture at a 5% ownership interest. The Company received $95.3 million of net proceeds (See “Dispositions”).
For the quarter ended March 31, 2021, the Company had a $1.5 billion revolving line of credit facility that bore interest at LIBOR plus a spread of 1.30% to 1.90%, depending on the Company's overall leverage level, and was to mature on July 6, 2020. On April 8, 2020, the Company exercised its option to extend the maturity of the facility to July 6, 2021. The line of credit could be expanded, depending on certain conditions, up to a total facility of $2.0 billion. All obligations under the facility were unconditionally guaranteed only by the Company. Based on the Company's leverage level as of March 31, 2021, the borrowing rate on the facility was LIBOR plus 1.65%. The Company has four interest rate swap agreements that effectively convert a total of $400.0 million of the outstanding balance from floating rate debt of LIBOR plus 1.65% to fixed rate debt of 4.50% until September 30, 2021. At March 31, 2021, total borrowings under the line of credit were $1.48 billion less unamortized deferred finance costs of $1.3 million with a total interest rate of 2.73%. The Company's availability under the line of credit was $19.7 million at March 31, 2021.
On April 14, 2021, the Company terminated its existing credit facility and entered into a new credit agreement, which provides for an aggregate $700 million facility, including a $525 million revolving loan facility that matures on April 14, 2023, with a one-year extension option, and a $175 million term loan facility that matures on April 14, 2024. The revolving loan facility can be expanded up to $800 million, subject to receipt of lender commitments and other conditions. Concurrently with entering into the new credit agreement, the Company drew the $175 million term loan in its entirety and drew $320 million of the amount available under the revolving loan facility. Simultaneously with entering into the new credit agreement, the Company repaid $985.0 million of debt, which included terminating and repaying all amounts outstanding under its prior revolving line of credit facility. All obligations under the facility are guaranteed unconditionally by the Company and are secured in the form of mortgages on certain wholly-owned assets and pledges of equity interests held by certain of the Company’s subsidiaries. As of April 14, 2021, the borrowing rate was LIBOR plus 2.75%.
Cash dividends and distributions for the three months ended March 31, 2021 were $26.7 million, which were funded from cash on hand.
At March 31, 2021, the Company was in compliance with all applicable loan covenants under its agreements.
At March 31, 2021, the Company had cash and cash equivalents of $1,083.8 million.
Off-Balance Sheet Arrangements:
The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the consolidated balance sheets of the Company as investments in unconsolidated joint ventures.
As of March 31, 2021, one of the Company's joint ventures had $50.0 million of debt that could become recourse to the Company should the joint venture be unable to discharge the obligation of the related debt.
Additionally, as of March 31, 2021, the Company was contingently liable for $40.9 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. As of March 31, 2021, $40.6 million of these letters of credit are secured by restricted cash. The Company does not believe that these letters of credit will result in a liability to the Company.
Contractual Obligations:
The following is a schedule of contractual obligations as of March 31, 2021 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year		1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)(1)	$6,908,899	$1,938,408	(4)	$1,569,251	$1,376,447	$2,024,793
Lease liabilities(2)	183,346	22,048		27,065	17,315	116,918
Purchase obligations(3)	3,318	3,318		—	—	—
Other long-term liabilities	197,818	125,826		28,199	13,744	30,049
	$7,293,381	$2,089,600		$1,624,515	$1,407,506	$2,171,760
__________________________________________________________
(1)Interest payments on floating rate debt were based on rates in effect at March 31, 2021.
(2)See Note 8—Leases in the Company's Notes to the Consolidated Financial Statements.
(3)See Note 16—Commitments and Contingencies in the Company's Notes to the Consolidated Financial Statements.
(4)On April 14, 2021, in connection with entering into the new credit agreement, the Company repaid the entire $1.48 billion outstanding under its revolving line of credit facility and borrowed $495 million on its new credit facility.

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
The following reconciles net (loss) income attributable to the Company to FFO and FFO—diluted attributable to common stockholders and unit holders-basic and diluted, excluding financing expense in connection with Chandler Freehold and loss on extinguishment of debt, net, for the three months ended March 31, 2021 and 2020 (dollars and shares in thousands):

	For the Three Months Ended March 31,
	2021	2020
Net (loss) income attributable to the Company	$(63,604)	$7,522
Adjustments to reconcile net (loss) income attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted:
Noncontrolling interests in the Operating Partnership	(4,356)	557
Loss on sale or write down of assets, net—consolidated assets	21,283	36,703
Add: noncontrolling interests share of loss on sale or write down of assets—consolidated assets	(46)	—
Add: gain on sale of undepreciated assets—consolidated assets	4,096	—
Add: noncontrolling interests share of gain of undepreciated assets—consolidated assets	(1,191)	—
Less: loss on write-down of non-real estate assets—consolidated assets	(1,200)	—
Gain on sale or write down of assets—unconsolidated joint ventures, net(1)	(27)	—
Depreciation and amortization—consolidated assets	78,396	82,213
Less: noncontrolling interests in depreciation and amortization—consolidated assets	(4,075)	(3,789)
Depreciation and amortization—unconsolidated joint ventures(1)	47,106	49,509
Less: depreciation on personal property	(3,378)	(4,326)
FFO attributable to common stockholders and unit holders—basic and diluted	73,004	168,389
Financing expense in connection with Chandler Freehold	2,551	(45,707)
FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold—basic and diluted	$75,555	$122,682
Weighted average number of FFO shares outstanding for:
FFO attributable to common stockholders and unit holders—basic(2)	169,436	151,915
Adjustments for impact of dilutive securities in computing FFO—diluted:
Share and unit based compensation plans	—	—
Weighted average number of FFO shares outstanding for FFO attributable to common stockholders and unit holders—basic and diluted(2)	169,436	151,915

(1)     Unconsolidated joint ventures are presented at the Company's pro rata share.
(2)     Calculated based upon basic net income as adjusted to reach basic FFO. Includes 10.9 million and 10.4 million OP Units for the three months ended March 31, 2021 and 2020, respectively.
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
The following table sets forth information as of March 31, 2021 concerning the Company's long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the twelve months ending March 31,
	2022		2023	2024	2025	2026	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long-term debt:
Fixed rate(1)	$673,370	(2)	$565,756	$103,969	$978,205	$218,289	$1,785,000	$4,324,589	$4,255,240
Average interest rate	4.73%		3.80%	5.74%	3.70%	3.49%	3.92%	4.00%
Floating rate	1,080,000	(2)	427,820	198,500	—	—	—	1,706,320	1,694,536
Average interest rate	1.76%		1.97%	4.00%	—%	—%	—%	2.07%
Total debt—Consolidated Centers	$1,753,370		$993,576	$302,469	$978,205	$218,289	$1,785,000	$6,030,909	$5,949,776
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long-term debt (at Company's pro rata share):
Fixed rate	$145,335		$397,455	$656,962	$36,636	$231,673	$1,561,740	$3,029,801	$2,971,033
Average interest rate	3.98%		3.73%	3.70%	3.55%	4.12%	3.82%	3.81%
Floating rate	34,171		—	9,742	39,762	—	—	83,675	80,950
Average interest rate	2.12%		—%	1.96%	1.80%	—%	—%	1.95%
Total debt—Unconsolidated Joint Venture Centers	$179,506		$397,455	$666,704	$76,398	$231,673	$1,561,740	$3,113,476	$3,051,983
(1)     Fixed rate debt includes $400 million of floating rate bank and other notes payable. The Company has four interest rate swap agreements that effectively convert a total of $400 million of the outstanding balance from floating rate debt of LIBOR plus 1.65% to fixed rate debt of 4.50% until September 30, 2021 (See Note 5-Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements).
(2)     On April 14, 2021, in connection with entering into the new credit agreement, the Company repaid the entire $1.48 billion outstanding under its revolving line of credit facility and borrowed $495 million on its new credit facility (See "Liquidity and Capital Resources").
The Consolidated Centers' total fixed rate debt at each of March 31, 2021 and December 31, 2020 was $4.3 billion. The average interest rate on the fixed rate debt at March 31, 2021 and December 31, 2020 was 4.00% and 3.98%, respectively. The Consolidated Centers' total floating rate debt at each of March 31, 2021 and December 31, 2020 was $1.7 billion. The average interest rate on the floating rate debt at March 31, 2021 and December 31, 2020 was 2.07% and 2.08%, respectively.
The Company's pro rata share of the unconsolidated joint venture Centers' fixed rate debt at each of March 31, 2021 and December 31, 2020 was $3.0 billion. The average interest rate on the fixed rate debt at March 31, 2021 and December 31, 2020 was 3.81% and 3.82%, respectively. The Company's pro rata share of the unconsolidated joint venture Centers' floating rate debt at March 31, 2021 and December 31, 2020 was $83.7 million and $70.5 million, respectively. The average interest rate on the floating rate debt at March 31, 2021 and December 31, 2020 was 1.95% and 2.02%, respectively.
The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value. Interest rate cap agreements offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements effectively replace a floating rate on the notional amount with a fixed rate as noted above. As of March 31, 2021, the Company has one interest rate cap agreement and four interest rate swap agreements in place (See Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements).

In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $17.9 million per year based on $1.8 billion of floating rate debt outstanding at March 31, 2021.
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
In July 2017, the Financial Conduct Authority (the “FCA”), the authority that regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and, on March 5, 2021, the FCA announced that USD-LIBOR will no longer be published after June 30, 2023. In the event that LIBOR is discontinued after June 30, 2023, the interest rate for the variable rate debt of the Company and its joint ventures and the swap rate for the Company’s interest rate swaps following such event will be based on an alternative variable rate as specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon. Such an event would not affect the Company’s ability to borrow or maintain already outstanding borrowings or swaps, but the alternative variable rate could be higher and more volatile than LIBOR prior to its discontinuance.
Item 4.    Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of March 31, 2021, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A.  Risk Factors
There have been no material changes to the risk factors relating to the Company set forth under the caption "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
On March 11, 2021 and March 22, 2021, the Company, as general partner of the Operating Partnership, issued 6,622 and 1,171,908 shares of common stock of the Company, respectively, upon the redemption of 1,178,530 common partnership units of the Operating Partnership. These shares of common stock were issued in private placements to two limited partners of the Operating Partnership, each an accredited investor, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2021 to January 31, 2021	—	$—	—	$278,707,048
February 1, 2021 to February 28, 2021	—	—	—	$278,707,048
March 1, 2021 to March 31, 2021	—	—	—	$278,707,048
Total	—	$—	—
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
10.1
Credit Agreement, dated as of April 14, 2021, by and among the Company, as a guarantor, the Partnership, as borrower, certain subsidiary guarantors, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, Deutsche Bank Securities Inc., JPMorgan Chase Bank, N.A. and Goldman Sachs Bank USA, as joint lead arrangers and joint bookrunning managers, Deutsche Bank Securities Inc. and JPMorgan Chase Bank, N.A., as co-syndication agents, Goldman Sachs Bank USA, as documentation agent, and various lenders party thereto (incorporated by reference as an exhibit to the Company’s Current Report on Form 8-K, event date April 14, 2021).

10.2
Unconditional Guaranty, dated as of April 14, 2021, by the Company in favor of Deutsche Bank AG New York Branch, as administrative agent (incorporated by reference as an exhibit to the Company’s Current Report on Form 8-K, event date April 14, 2021).

31.1	Section 302 Certification of Thomas O'Hern, Chief Executive Officer
31.2	Section 302 Certification of Scott Kingsmore, Chief Financial Officer
32.1**	Section 906 Certifications of Thomas O'Hern and Scott Kingsmore
101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit Number	Description
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).

* Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.
** Furnished herewith.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MACERICH COMPANY
		By:	/s/ SCOTT W. KINGSMORE
Scott W. Kingsmore
Senior Executive Vice President, Treasurer and Chief Financial Officer
Date:	May 10, 2021		(Principal Financial Officer)