Form 10-Q
period 2021-06-30
MACERICH CO
filed 2021-08-06
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
Number of shares outstanding as of August 5, 2021 of the registrant's common stock, par value $0.01 per share: 213,008,898 shares

THE MACERICH COMPANY
FORM 10-Q

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS:
Property, net	$6,432,877	$6,694,579
Cash and cash equivalents	194,028	465,297
Restricted cash	69,298	17,362
Tenant and other receivables, net	186,254	239,194
Right-of-use assets, net	114,921	118,355
Deferred charges and other assets, net	270,963	306,959
Due from affiliates	4,812	1,612
Investments in unconsolidated joint ventures	1,370,299	1,340,647
Total assets	$8,643,452	$9,184,005
LIABILITIES AND EQUITY:
Mortgage notes payable	$4,518,108	$4,560,810
Bank and other notes payable	367,020	1,477,540
Accounts payable and accrued expenses	51,514	68,825
Lease liabilities	86,198	90,216
Other accrued liabilities	236,811	298,594
Distributions in excess of investments in unconsolidated joint ventures	124,779	108,381
Financing arrangement obligation	132,076	134,379
Total liabilities	5,516,506	6,738,745
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 and 250,000,000 shares authorized at June 30, 2021 and December 31, 2020, respectively, and 211,169,654 and 149,770,575 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	2,112	1,498
Additional paid-in capital	5,438,493	4,603,378
Accumulated deficit	(2,469,336)	(2,339,619)
Accumulated other comprehensive loss	(2,775)	(8,208)
Total stockholders' equity	2,968,494	2,257,049
Noncontrolling interests	158,452	188,211
Total equity	3,126,946	2,445,260
Total liabilities and equity	$8,643,452	$9,184,005
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Leasing revenue	$196,987	$168,754	$376,522	$379,475
Other	11,855	3,003	17,176	12,261
Management Companies	6,631	6,830	12,199	13,803
Total revenues	215,473	178,587	405,897	405,539
Expenses:
Shopping center and operating expenses	67,655	57,133	143,810	127,858
Leasing expenses	6,637	6,653	11,803	14,078
Management Companies' operating expenses	15,021	16,442	29,864	32,666
REIT general and administrative expenses	6,679	8,242	14,766	15,063
Depreciation and amortization	77,630	80,294	156,026	162,507
	173,622	168,764	356,269	352,172
Interest expense (income):
Related parties	2,954	(32,807)	4,273	(77,050)
Other	51,960	52,841	104,537	105,158
	54,914	20,034	108,810	28,108
Total expenses	228,536	188,798	465,079	380,280
Equity in income (loss) of unconsolidated joint ventures	20,035	(14,173)	21,945	(4,475)
Income tax (expense) benefit	(7,107)	1,524	(9,345)	1,790
Loss on sale or write down of assets, net	(3,927)	(3,867)	(25,210)	(40,570)
Net loss	(4,062)	(26,727)	(71,792)	(17,996)
Less net income (loss) attributable to noncontrolling interests	7,703	(1,611)	3,577	(402)
Net loss attributable to the Company	$(11,765)	$(25,116)	$(75,369)	$(17,594)
Loss per common share—attributable to common stockholders:
Basic	$(0.06)	$(0.18)	$(0.42)	$(0.13)
Diluted	$(0.06)	$(0.18)	$(0.42)	$(0.13)
Weighted average number of common shares outstanding:
Basic	205,757,000	144,102,000	182,299,000	142,769,000
Diluted	205,757,000	144,102,000	182,299,000	142,769,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(4,062)	$(26,727)	$(71,792)	$(17,996)
Other comprehensive income (loss):
Interest rate cap/swap agreements	2,739	1,745	5,433	(4,650)
Comprehensive loss	(1,323)	(24,982)	(66,359)	(22,646)
Less net income (loss) attributable to noncontrolling interests	7,703	(1,611)	3,577	(402)
Comprehensive loss attributable to the Company	$(9,026)	$(23,371)	$(69,936)	$(22,244)
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)
Three Months Ended June 30, 2021 and 2020

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at April 1, 2021	197,036,176	$1,971	$5,263,994	$(2,426,555)	$(5,514)	$2,833,896	$163,409	$2,997,305
Net (loss) income	—	—	—	(11,765)	—	(11,765)	7,703	(4,062)
Interest rate cap/swap agreements	—	—	—	—	2,739	2,739	—	2,739
Amortization of share and unit-based plans	129,928	1	4,331	—	—	4,332	—	4,332
Employee stock purchases	88,107	1	594	—	—	595	—	595
Stock offerings, net	13,915,443	139	167,771	—	—	167,910	—	167,910
Distributions paid ($0.15 per share)	—	—	—	(31,016)	—	(31,016)	—	(31,016)
Distributions to noncontrolling interests	—	—	—	—	—	—	(10,856)	(10,856)
Contributions from noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Adjustment of noncontrolling interests in Operating Partnership	—	—	1,803	—	—	1,803	(1,803)	—
Balance at June 30, 2021	211,169,654	$2,112	$5,438,493	$(2,469,336)	$(2,775)	$2,968,494	$158,452	$3,126,946

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at April 1, 2020	141,572,289	$1,416	$4,590,709	$(2,042,688)	$(15,446)	$2,533,991	$190,369	$2,724,360
Net loss	—	—	—	(25,116)	—	(25,116)	(1,611)	(26,727)
Interest rate cap/swap agreements	—	—	—	—	1,745	1,745	—	1,745
Amortization of share and unit-based plans	45,171	—	4,210	—	—	4,210	—	4,210
Employee stock purchases	141,568	1	851	—	—	852	—	852
Distributions paid ($0.10 per share)	—	—	—	(14,278)	—	(14,278)	—	(14,278)
Stock dividend	7,759,280	78	(78)	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,587)	(1,587)
Conversion of noncontrolling interests to common shares	82,856	1	5,879	—	—	5,880	(5,880)	—
Redemption of noncontrolling interests	—	—	14	—	—	14	(30)	(16)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(4,901)	—	—	(4,901)	4,901	—
Balance at June 30, 2020	149,601,164	$1,496	$4,596,684	$(2,082,082)	$(13,701)	$2,502,397	$186,162	$2,688,559

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)
Six Months Ended June 30, 2021 and 2020

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2021	149,770,575	$1,498	$4,603,378	$(2,339,619)	$(8,208)	$2,257,049	$188,211	$2,445,260
Net (loss) income	—	—	—	(75,369)	—	(75,369)	3,577	(71,792)
Interest rate cap/swap agreements	—	—	—	—	5,433	5,433	—	5,433
Amortization of share and unit-based plans	224,681	2	9,361	—	—	9,363	—	9,363
Employee stock purchases	88,107	1	594	—	—	595	—	595
Stock offerings, net	59,907,761	599	805,455	—		806,054	—	806,054
Distributions paid ($0.30 per share)	—	—	—	(54,348)	—	(54,348)	—	(54,348)
Distributions to noncontrolling interests	—	—	—	—	—	—	(14,194)	(14,194)
Contributions from noncontrolling interests	—	—	—	—	—	—	576	576
Conversion of noncontrolling interests to common shares	1,178,530	12	22,206	—	—	22,218	(22,218)	—
Redemption of noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(2,501)	—	—	(2,501)	2,501	—
Balance at June 30, 2021	211,169,654	$2,112	$5,438,493	$(2,469,336)	$(2,775)	$2,968,494	$158,452	$3,126,946

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2020	141,407,650	$1,414	$4,583,911	$(1,944,012)	$(9,051)	$2,632,262	$198,708	$2,830,970
Net loss	—	—	—	(17,594)	—	(17,594)	(402)	(17,996)
Interest rate cap/swap agreements	—	—	—	—	(4,650)	(4,650)	—	(4,650)
Amortization of share and unit-based plans	126,088	1	9,812	—	—	9,813	—	9,813
Employee stock purchases	141,568	1	851	—	—	852	—	852
Distributions paid ($0.85 per share)	—	—	—	(120,476)	—	(120,476)	—	(120,476)
Stock dividend	7,759,280	78	(78)	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(10,061)	(10,061)
Contributions from noncontrolling interests	—	—	—	—	—	—	125	125
Conversion of noncontrolling interests to common shares	166,578	2	11,675	—	—	11,677	(11,677)	—
Redemption of noncontrolling interests	—	—	13	—	—	13	(31)	(18)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(9,500)	—	—	(9,500)	9,500	—
Balance at June 30, 2020	149,601,164	$1,496	$4,596,684	$(2,082,082)	$(13,701)	$2,502,397	$186,162	$2,688,559

 The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(71,792)	$(17,996)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on sale or write down of assets, net	25,210	40,570
Depreciation and amortization	162,603	165,751
Amortization of premium on mortgage notes payable	—	(464)
Amortization of share and unit-based plans	7,460	7,493
Straight-line rent and amortization of above and below market leases	(11,318)	1,353
(Recovery of) provision for doubtful accounts	(5,907)	28,690
Income tax expense (benefit)	9,345	(1,790)
Equity in (income) loss of unconsolidated joint ventures	(21,945)	4,475
Change in fair value of financing arrangement obligation	(2,302)	(81,291)
Changes in assets and liabilities, net of dispositions:
Tenant and other receivables	81,168	(121,649)
Other assets	9,480	(10,551)
Due from affiliates	(3,200)	(5,273)
Accounts payable and accrued expenses	(15,426)	13,037
Other accrued liabilities	(50,349)	(37,737)
Net cash provided by (used in) operating activities	113,027	(15,382)
Cash flows from investing activities:
Development, redevelopment, expansion and renovation of properties	(35,560)	(35,780)
Property improvements	(16,107)	(15,787)
Proceeds from repayment of notes receivable	1,300	—
Deferred leasing costs	(1,176)	(1,581)
Distributions from unconsolidated joint ventures	45,978	24,139
Contributions to unconsolidated joint ventures	(39,487)	(80,413)
Proceeds from sale of assets	149,993	331
Net cash provided by (used in) investing activities	104,941	(109,091)

THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands) (Unaudited)
	For the Six Months Ended June 30,
	2021	2020
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	495,000	660,000
Payments on mortgages, bank and other notes payable	(1,632,572)	(16,138)
Deferred financing costs	(22,228)	(189)
Proceeds from finance lease	—	4,115
Payments on finance leases	(1,102)	(289)
Net proceeds from stock offerings	791,425	—
Proceeds from share and unit-based plans	595	852
Redemption of noncontrolling interests	(1)	(18)
Contribution from noncontrolling interests	124	125
Dividends and distributions	(68,542)	(130,537)
Net cash (used in) provided by financing activities	(437,301)	517,921
Net (decrease) increase in cash, cash equivalents and restricted cash	(219,333)	393,448
Cash, cash equivalents and restricted cash, beginning of period	482,659	114,216
Cash, cash equivalents and restricted cash, end of period	$263,326	$507,664
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$113,484	$100,237
Non-cash investing and financing transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$22,378	$20,564
Conversion of Operating Partnership Units to common stock	$22,218	$11,677
Accrued receivable of net proceeds from stock offering	$14,629	$—
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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of June 30, 2021, the Company was the sole general partner of and held a 96% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
The Operating Partnership's consolidated VIEs included the following assets and liabilities:

	June 30, 2021	December 31, 2020
Assets:
Property, net	$475,184	$551,062
Other assets	100,635	97,713
Total assets	$575,819	$648,775
Liabilities:
Mortgage notes payable	$413,879	$420,233
Other liabilities	59,715	81,266
Total liabilities	$473,594	$501,499
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

	For the Six Months Ended June 30,
	2021	2020
Beginning of period
Cash and cash equivalents	$465,297	$100,005
Restricted cash	17,362	14,211
Cash, cash equivalents and restricted cash	$482,659	$114,216
End of period
Cash and cash equivalents	$194,028	$497,581
Restricted cash	69,298	10,083
Cash, cash equivalents and restricted cash	$263,326	$507,664

COVID-19 Pandemic:
In March 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. As a result, all of the markets that the Company operates in were subject to stay-at-home orders, and the majority of its properties were temporarily closed in part or completely. Following staggered re-openings during 2020, all Centers have been open and operating since October 7, 2020. The governments in the markets in which the Company operates continued to lift the COVID-19 related mandated restrictions throughout the second quarter of 2021 and essentially all of these markets reached a full economic re-opening during the quarter, including in the Company's key markets of California and New York, which were the most capacity-restricted markets upon re-opening in 2020.
COVID-19 Lease Accounting:
In April 2020, the Financial Accounting Standards Board issued a Staff Question-and-Answer (“Q&A”) to clarify whether lease concessions related to the effects of COVID-19 require the application of the lease modification guidance under Accounting Standards Codification ("ASC") 842, "Leases" ("the lease modification accounting framework"). Under ASC 842, the Company would have to determine, on a lease-by-lease basis, if a lease concession was the result of a new arrangement reached with the tenant or an enforceable right and obligation within the existing lease. The Q&A allows for the bypass of a lease-by-lease analysis, and allows the Company to elect to either apply the lease modification accounting framework or not to all of its lease concessions with similar characteristics and circumstances. The Company has elected to apply the lease modification accounting framework to lease concessions that include the abatement of rent in its consolidated financial statements for the three and six months ended June 30, 2021.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

3. Earnings Per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of EPS for the three and six months ended June 30, 2021 and 2020 (shares in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Numerator
Net loss	$(4,062)	$(26,727)	$(71,792)	$(17,996)
Less net income (loss) attributable to noncontrolling interests	7,703	(1,611)	3,577	(402)
Net loss attributable to the Company	(11,765)	(25,116)	(75,369)	(17,594)
Allocation of earnings to participating securities	(214)	(297)	(429)	(619)
Numerator for basic and diluted EPS—net loss attributable to common stockholders	$(11,979)	$(25,413)	$(75,798)	$(18,213)
Denominator
Denominator for basic and diluted EPS—weighted average number of common shares outstanding(1)	205,757	144,102	182,299	142,769
EPS—net loss attributable to common stockholders
Basic and diluted	$(0.06)	$(0.18)	$(0.42)	$(0.13)
(1)     Diluted EPS excludes 103,235 and 94,619 for the three months ended June 30, 2021 and 2020, respectively, and 103,235 and 92,619 convertible preferred partnership units for the six months ended June 30, 2021 and 2020, respectively, as their impact was antidilutive. Diluted EPS also excludes 9,818,495 and 10,504,452 Operating Partnership units ("OP Units") for the three months ended June 30, 2021 and 2020, respectively, and 10,334,235 and 10,491,138 OP Units for the six months ended June 30, 2021 and 2020, respectively, as their impact was antidilutive.

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
Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	June 30, 2021	December 31, 2020
Assets(1):
Property, net	$8,796,400	$8,721,551
Other assets	815,642	774,583
Total assets	$9,612,042	$9,496,134
Liabilities and partners' capital(1):
Mortgage and other notes payable	$6,044,153	$5,942,478
Other liabilities	391,762	397,483
Company's capital	1,710,793	1,711,944
Outside partners' capital	1,465,334	1,444,229
Total liabilities and partners' capital	$9,612,042	$9,496,134
Investments in unconsolidated joint ventures:
Company's capital	$1,710,793	$1,711,944
Basis adjustment(2)	(465,273)	(479,678)
	$1,245,520	$1,232,266

Assets—Investments in unconsolidated joint ventures	$1,370,299	$1,340,647
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(124,779)	(108,381)
	$1,245,520	$1,232,266

(1)     These amounts include assets of $2,821,851 and $2,857,757 of Pacific Premier Retail LLC (the "PPR Portfolio") as of June 30, 2021 and December 31, 2020, respectively, and liabilities of $1,673,662 and $1,687,042 of the PPR Portfolio as of June 30, 2021 and December 31, 2020, respectively.
(2)     The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $2,420 and $3,729 for the three months ended June 30, 2021 and 2020, respectively, and $4,663 and $7,728 for the six months ended June 30, 2021 and 2020, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)
Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	PPR Portfolio	Other Joint Ventures	Total
Three Months Ended June 30, 2021
Revenues:
Leasing revenue	$41,234	$150,465	$191,699
Other	37	32,884	32,921
Total revenues	41,271	183,349	224,620
Expenses:
Shopping center and operating expenses	9,896	56,546	66,442
Leasing expenses	372	1,106	1,478
Interest expense	15,835	36,889	52,724
Depreciation and amortization	24,582	63,874	88,456
Total expenses	50,685	158,415	209,100
Loss on sale or write down of assets, net	—	(235)	(235)
Net (loss) income	$(9,414)	$24,699	$15,285
Company's equity in net (loss) income	$(3,372)	$23,407	$20,035
Three Months Ended June 30, 2020
Revenues:
Leasing revenue	$38,806	$139,452	$178,258
Other	253	(399)	(146)
Total revenues	39,059	139,053	178,112
Expenses:
Shopping center and operating expenses	8,240	53,145	61,385
Leasing expenses	290	832	1,122
Interest expense	16,363	36,790	53,153
Depreciation and amortization	24,565	66,095	90,660
Total expenses	49,458	156,862	206,320
Loss on sale or write down of assets, net	—	(12)	(12)
Net loss	$(10,399)	$(17,821)	$(28,220)
Company's equity in net loss	$(3,777)	$(10,396)	$(14,173)

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

	PPR Portfolio	Other Joint Ventures	Total
Six Months Ended June 30, 2021
Revenues:
Leasing revenue	$78,008	$299,781	$377,789
Other	129	49,851	49,980
Total revenues	78,137	349,632	427,769
Expenses:
Shopping center and operating expenses	19,263	115,385	134,648
Leasing expenses	775	2,459	3,234
Interest expense	31,637	74,103	105,740
Depreciation and amortization	48,887	130,416	179,303
Total expenses	100,562	322,363	422,925
Loss on sale or write down of assets, net	—	(181)	(181)
Net (loss) income	$(22,425)	$27,088	$4,663
Company's equity in net (loss) income	$(8,879)	$30,824	$21,945
Six Months Ended June 30, 2020
Revenues:
Leasing revenue	$97,184	$311,696	$408,880
Other	302	6,492	6,794
Total revenues	97,486	318,188	415,674
Expenses:
Shopping center and operating expenses	17,881	114,654	132,535
Leasing expenses	763	2,127	2,890
Interest expense	32,458	74,930	107,388
Depreciation and amortization	53,182	134,456	187,638
Total expenses	104,284	326,167	430,451
Loss on sale or write down of assets, net	—	(12)	(12)
Net loss	$(6,798)	$(7,991)	$(14,789)
Company's equity in net income (loss)	$944	$(5,419)	$(4,475)

Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
5. Derivative Instruments and Hedging Activities:
The Company uses an interest rate cap and four interest rate swap agreements to manage the interest rate risk of its floating rate debt. The Company recorded other comprehensive income (loss) related to the marking-to-market of derivative instruments of $2,739 and $1,745 for the three months ended June 30, 2021 and 2020, respectively, and $5,433 and $(4,650) for the six months ended June 30, 2021 and 2020, respectively.
The following derivatives were outstanding at June 30, 2021:

					Fair Value
Property	Notional Amount	Product	LIBOR Rate	Maturity	June 30, 2021	December 31, 2020
Santa Monica Place(1)	$300,000	Cap	4.00%	12/9/2021	$—	$—
The Macerich Partnership, L.P.(1)	$400,000	Swaps	2.85%	9/30/2021	$(2,775)	$(8,208)
(1)     On April 14, 2021, the Company entered into a new credit facility to replace the existing credit facility (See Note 11 - Bank and Other Notes Payable). Concurrent with entering into the new credit facility, the Company de-designated the Santa Monica Place $300,000 interest rate cap. As a result of the new credit facility and the Santa Monica Place cap de-designation, the notional amounts of the swaps that were previously hedged against the Company’s prior revolving line of credit are now hedged against the Santa Monica Place floating rate debt and a portion of the Green Acres Commons floating rate debt effectively converting the Santa Monica Place loan and a majority of the Green Acres Commons loan to fixed rate debt through September 30, 2021 (See Note 10 – Mortgage Payable).
The above derivatives were valued with an aggregate fair value (Level 2 measurement) and were included in other accrued liabilities. The fair value of the Company's interest rate derivatives was determined using discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.
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
6. Property, net:
Property, net consists of the following:

	June 30, 2021	December 31, 2020
Land	$1,462,406	$1,538,270
Buildings and improvements	6,332,882	6,620,708
Tenant improvements	733,681	750,250
Equipment and furnishings(1)	190,807	194,231
Construction in progress	253,768	153,253
	8,973,544	9,256,712
Less accumulated depreciation(1)	(2,540,667)	(2,562,133)
	$6,432,877	$6,694,579

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
6. Property, net: (Continued)

(1)      Equipment and furnishings and accumulated depreciation include the cost and accumulated amortization of ROU assets in connection with finance leases at June 30, 2021 and December 31, 2020 (See Note 8—Leases).
Depreciation expense was $70,762 and $72,519 for the three months ended June 30, 2021 and 2020, respectively, and $142,426 and $145,205 for the six months ended June 30, 2021 and 2020, respectively.
Loss on sale or write-down of assets, net for the three and six months ended June 30, 2021 and 2020 consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Loss on property sales, net(1)	$(10,895)	$—	$(6,666)	$—
Write-down of assets(2)	(8,754)	(3,907)	(38,362)	(40,610)
Gain on land sales, net(3)	15,722	40	19,818	40
	$(3,927)	$(3,867)	$(25,210)	$(40,570)
(1)    Includes $4,229 of gain related to the sale of Paradise Valley Mall (See Note 15-Dispositions).
(2)    Includes impairment loss of $27,281 on Estrella Falls during the six months ended June 30, 2021 and impairment losses of $30,063 on Wilton Mall and $6,640 on Paradise Valley Mall during the six months ended June 30, 2020. The impairment losses were due to the reduction of the estimated holding periods of the properties. The remaining amounts for the six months ended June 30, 2021 mainly pertain to the write off of development costs.
(3)    Includes $1,334 related to the sale of Paradise Valley Mall (See Note 15-Dispositions).

The following table summarizes certain of the Company's assets that were measured on a nonrecurring basis as a result of the impairment losses recorded for the six months ended June 30, 2021 and 2020, as described above:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets	Significant Other Unobservable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
June 30, 2020	$140,000	$—	$140,000	$—
June 30, 2021	$23,690	$—	$4,720	$18,970
The fair values relating to the 2020 impairments and a portion of the 2021 impairments were based on sales contracts and are classified within Level 2 of the fair value hierarchy. The fair value (Level 3 measurement) related to the 2021 impairment was based upon an income approach, using an estimated terminal capitalization rate, discount rate, and in-place contractual rent and other income. The fair value is sensitive to these significant unobservable inputs.
7. Tenant and Other Receivables, net:
Included in tenant and other receivables, net is an allowance for doubtful accounts of $22,790 and $37,545 at June 30, 2021 and December 31, 2020, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $3,819 and $4,673 at June 30, 2021 and December 31, 2020, respectively, and a deferred rent receivable due to straight-line rent adjustments of $117,377 and $107,003 at June 30, 2021 and December 31, 2020, respectively.
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
The following table summarizes the components of leasing revenue for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Leasing revenue—fixed payments	$131,512	$150,292	$263,007	$306,339
Leasing revenue—variable payments	56,360	46,239	107,608	101,826
Recovery of (provision for) doubtful accounts	9,115	(27,777)	5,907	(28,690)
	$196,987	$168,754	$376,522	$379,475
The following table summarizes the future rental payments to the Company:

Twelve months ending June 30,
2022	$386,588
2023	344,928
2024	291,702
2025	236,750
2026	190,709
Thereafter	547,608
$1,998,285

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
The following table summarizes the lease costs for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease costs	$3,814	$3,701	$7,629	$7,639
Finance lease costs:
Amortization of ROU assets	478	476	956	951
Interest on lease liabilities	124	142	343	284
	$4,416	$4,319	$8,928	$8,874

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
8. Leases: (Continued)

The following table summarizes the future rental payments required under the leases:

	June 30, 2021		December 31, 2020
Year ending December 31,	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2021	$7,671	$10,785	$14,695	$10,785
2022	14,883	2,762	14,558	2,762
2023	9,076	344	8,746	344
2024	7,094	3,085	6,759	3,085
2025	7,136	—	6,796	—
Thereafter	116,918	—	116,660	—
Total undiscounted rental payments	162,778	16,976	168,214	16,976
Less imputed interest	(91,855)	(1,701)	(94,375)	(599)
Total lease liabilities	$70,923	$15,275	$73,839	$16,377
Weighted average remaining term	34.8 years	0.6 years	34.5 years	1.1 years
Weighted average incremental borrowing rate	7.7%	3.7%	7.7%	3.7%

9. Deferred Charges and Other Assets, net:
Deferred charges and other assets, net consist of the following:

	June 30, 2021	December 31, 2020
Leasing	$141,627	$162,652
Intangible assets:
In-place lease values	67,336	74,298
Leasing commissions and legal costs	18,283	21,096
Above-market leases	76,810	80,120
Deferred tax assets	21,422	30,767
Deferred compensation plan assets	63,615	62,874
Other assets	51,272	61,553
	440,365	493,360
Less accumulated amortization(1)	(169,402)	(186,401)
	$270,963	$306,959

(1)   Accumulated amortization includes $43,434 and $47,249 relating to in-place lease values, leasing commissions and legal costs at June 30, 2021 and December 31, 2020, respectively. Amortization expense of in-place lease values, leasing commissions and legal costs was $2,403 and $1,996 for the three months ended June 30, 2021 and 2020, respectively, and $4,606 and $5,715 for the six months ended June 30, 2021 and 2020, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
9. Deferred Charges and Other Assets, net: (Continued)
The allocated values of above-market leases and below-market leases consist of the following:

	June 30, 2021	December 31, 2020
Above-Market Leases
Original allocated value	$76,810	$80,120
Less accumulated amortization	(33,344)	(33,271)
	$43,466	$46,849
Below-Market Leases(1)
Original allocated value	$102,103	$114,790
Less accumulated amortization	(35,342)	(43,656)
	$66,761	$71,134

(1)   Below-market leases are included in other accrued liabilities.

10. Mortgage Notes Payable:
Mortgage notes payable at June 30, 2021 and December 31, 2020 consist of the following:

	Carrying Amount of Mortgage Notes(1)
Property Pledged as Collateral	June 30, 2021	December 31, 2020	Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Chandler Fashion Center(5)	$255,453	$255,361	4.18%	$875	2024
Danbury Fair Mall(6)	182,693	186,741	5.53%	1,538	2021
Fashion District Philadelphia	194,602	201,000	4.00%	649	2024
Fashion Outlets of Chicago	299,233	299,193	4.61%	1,145	2031
Fashion Outlets of Niagara Falls USA	97,901	101,463	6.45%	727	2023
Freehold Raceway Mall(5)	398,629	398,545	3.94%	1,300	2029
Fresno Fashion Fair	323,957	323,857	3.67%	971	2026
Green Acres Commons(7)	29,685	129,847	3.11%	72	2023
Green Acres Commons - Swapped(8)	95,000	—	5.60%	444	2023
Green Acres Mall(9)	255,764	270,570	3.94%	1,447	2023
Kings Plaza Shopping Center	535,670	535,413	3.71%	1,629	2030
Oaks, The	179,408	183,108	4.14%	1,064	2022
Pacific View	113,212	114,909	4.08%	668	2022
Queens Center	600,000	600,000	3.49%	1,744	2025
Santa Monica Place - Swapped(10)	298,940	298,566	4.58%	1,082	2022
SanTan Village Regional Center	219,277	219,233	4.34%	788	2029
Towne Mall	19,569	19,815	4.48%	117	2022
Tucson La Encantada	61,026	62,018	4.23%	368	2022
Victor Valley, Mall of	114,820	114,791	4.00%	380	2024
Vintage Faire Mall	243,269	246,380	3.55%	1,256	2026
	$4,518,108	$4,560,810

(1)The mortgage notes payable also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs were $14,814 and $14,085 at June 30, 2021 and December 31, 2020, respectively.

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
(6)On September 15, 2020, the Company closed on a loan extension agreement for Danbury Fair Mall. Under the extension agreement, the original loan maturity date of October 1, 2020 was extended to April 1, 2021. The loan was further extended to October 1, 2021. The loan amount and interest rate are unchanged following the extension.
(7)On March 25, 2021, the Company closed on a two-year extension of the loan to March 29, 2023. The interest rate is LIBOR plus 2.75% and the Company repaid $4,680 of the outstanding loan balance at closing.
(8)The loan includes an interest rate swap that effectively converts $95,000 of the outstanding balance to fixed rate debt through September 30, 2021, the expiration of the interest rate swap. This swap was previously hedged against the Company's prior revolving line of credit that was terminated in April 2021 (See Note 5—Derivative Instruments and Hedging Activities).
(9)On January 22, 2021, the Company closed on a one-year extension of the loan to February 3, 2022, which also includes a one-year extension option to February 3, 2023. The interest rate remained unchanged, and the Company repaid $9,000 of the outstanding loan balance at closing.
(10)The loan includes an interest rate swap that effectively converts $300,000 of the outstanding balance to fixed rate debt through September 30, 2021, the expiration of the interest rate swap. This swap was previously hedged against the Company's prior revolving line of credit that was terminated in April 2021. Additionally, the loan is covered by an interest rate cap agreement that effectively prevents the LIBOR rate from exceeding 4% during the period ending December 9, 2021 (See Note 5—Derivative Instruments and Hedging Activities).
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
Total interest expense capitalized was $2,247 and $1,361 for the three months ended June 30, 2021 and 2020, respectively, and $3,709 and $2,656 for the six months ended June 30, 2021 and 2020, respectively.
The estimated fair value (Level 2 measurement) of mortgage notes payable at June 30, 2021 and December 31, 2020 was $4,433,143 and $4,459,797, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.
11. Bank and Other Notes Payable:
Bank and other notes payable consist of the following:
Credit Facility:
On April 14, 2021, the Company terminated its existing credit facility and entered into a new credit agreement, which provides for an aggregate $700,000 facility, including a $525,000 revolving loan facility that matures on April 14, 2023, with a one-year extension option, and a $175,000 term loan facility that matures on April 14, 2024. The revolving loan facility can be expanded up to $800,000, subject to receipt of lender commitments and other conditions. Concurrently with entering into the new credit agreement, the Company drew the $175,000 term loan in its entirety and drew $320,000 of the amount available under the revolving loan facility. Simultaneously with entering into the new credit agreement, the Company repaid $985,000 of debt, which included terminating and repaying all amounts outstanding under its prior revolving line of credit facility. All obligations under the facility are guaranteed unconditionally by the Company and are secured in the form of mortgages on certain wholly-owned assets and pledges of equity interests held by certain of the Company’s subsidiaries. The new credit facility bears interest at LIBOR plus a spread of 2.25% to 3.25% depending on the Company’s overall leverage level. As of

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
11. Bank and Other Notes Payable: (Continued)
June 30, 2021, the borrowing rate was LIBOR plus 2.25%. As of June 30, 2021, borrowings under the facility were $280,000, less unamortized deferred finance costs of $17,380, for the revolving loan facility at a total interest rate of 3.69% and $104,400 for the term loan facility at a total interest rate of 2.50%. The estimated fair value (Level 2 measurement) of the credit facility at June 30, 2021, was $280,077 for the revolving loan facility and $104,429 for the term loan facility based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
The Company had a $1,500,000 revolving line of credit that bore interest at LIBOR plus a spread of 1.30% to 1.90%, depending on the Company's overall leverage level, and was to mature on July 6, 2020. On April 8, 2020, the Company exercised its option to extend the maturity of the facility to July 6, 2021. The line of credit could have been expanded, depending on certain conditions, up to a total facility of $2,000,000. Based on the Company's leverage level as of December 31, 2020, the borrowing rate on the facility was LIBOR plus 1.65%. On April 14, 2021, the Company repaid the $985,000 of outstanding debt and terminated this credit facility. The Company had four interest rate swap agreements that effectively converted a total of $400,000 of the outstanding balance from floating rate debt of LIBOR plus 1.65% to fixed rate debt of 4.50% until September 30, 2021. These swaps are now hedged against the Santa Monica Place floating rate loan and a portion of the Green Acres Commons floating rate loan effectively converting these loans to fixed rate debt through September 30, 2021 (See Note 5 – Derivative Instruments and Hedging Activities and Note 10 – Mortgage Notes Payable). As of December 31, 2020, borrowings under the prior line of credit was $1,480,000 less unamortized deferred finance costs of $2,460 at a total interest rate of 2.73%. As of December 31, 2020, the Company's availability under the prior line of credit for additional borrowings was $19,719. The estimated fair value (Level 2 measurement) of the line of credit at December 31, 2020 was $1,485,598 based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
As of June 30, 2021 and December 31, 2020, the Company was in compliance with all applicable financial loan covenants.
12. Financing Arrangement:
On September 30, 2009, the Company formed a joint venture whereby a third party acquired a 49.9% interest in Chandler Fashion Center, a 1,318,000 square foot regional shopping center in Chandler, Arizona, and Freehold Raceway Mall, a 1,552,000 square foot regional shopping center in Freehold, New Jersey (collectively referred to herein as "Chandler Freehold"). As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the formation of Chandler Freehold, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The Company accounts for its investment in Chandler Freehold as a financing arrangement. The fair value (Level 3 measurement) of the financing arrangement obligation at June 30, 2021 and December 31, 2020 was based upon a terminal capitalization rate of 5.75% and 5.5%, respectively, a discount rate of 7.25% and 7.0%, respectively, and market rents per square foot of $35 to $105. The fair value of the financing arrangement obligation is sensitive to these significant unobservable inputs and a change in these inputs may result in a significantly higher or lower fair value measurement. Distributions to the partner, excluding distributions of excess loan proceeds, and changes in fair value of the financing arrangement obligation are recognized as interest (income) expense in the Company's consolidated statements of operations.
During the three and six months ended June 30, 2021 and 2020, the Company incurred interest expense (income) in connection with the financing arrangement as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Distributions equal to the partner's share of net (loss) income	$(1,193)	$(181)	$(2,425)	$1,283
Distributions in excess of the partner's share of net income	5,586	281	9,000	2,958
Adjustment to fair value of financing arrangement obligation	(1,439)	(32,907)	(2,302)	(81,291)
	$2,954	$(32,807)	$4,273	$(77,050)

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
13. Noncontrolling Interests:
The Company allocates net income of the Operating Partnership based on the weighted average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 96% and 93% ownership interest in the Operating Partnership as of June 30, 2021 and December 31, 2020, respectively. The remaining 4% and 7% limited partnership interest as of June 30, 2021 and December 31, 2020, respectively, was owned by certain of the Company's executive officers and directors, certain of their affiliates and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the 10 trading days ending on the respective balance sheet date. Accordingly, as of June 30, 2021 and December 31, 2020, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $176,635 and $117,602, respectively.
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
During the six months ended June 30, 2021, the Company issued 59,907,761 shares of common stock under the ATM Programs for aggregate gross proceeds of $808,492 and net proceeds of $791,425 after commissions and other transaction costs. In addition, under the ATM Programs, the Company sold additional common shares at the end of the quarter ending June

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
14. Stockholders' Equity: (Continued)
30, 2021 for aggregate gross proceeds of $14,927 and net proceeds of $14,629 after commissions, of which the shares settled and the proceeds were received in July 2021. The proceeds from the sales under the ATM Programs were used to pay down the Company’s line of credit (See Note 11 – Bank and Other Notes Payable). As of June 30, 2021, $176,581 remained available to be sold under the ATM Programs. Actual future sales will depend upon a variety of factors including, but not limited to, market conditions, the trading price of the Company’s common stock and the Company’s capital needs. The Company has no obligation to sell the remaining shares available for sale under the ATM Programs.
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
There were no repurchases under the Stock Buyback Program during the six months ended June 30, 2021 or 2020.
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
16. Commitments and Contingencies:
As of June 30, 2021, the Company was contingently liable for $40,915 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. As of June 30, 2021, $40,600 of these letters of credit were secured by restricted cash. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreements. At June 30, 2021, the Company had $2,841 in outstanding obligations, which it believes will be settled in the next twelve months.

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

The following are fees charged to unconsolidated joint ventures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Management fees	$3,986	$4,295	$7,803	$8,781
Development and leasing fees	1,555	2,311	2,985	4,395
	$5,541	$6,606	$10,788	$13,176

Interest expense (income) from related party transactions includes $2,954 and $(32,807) for the three months ended June 30, 2021 and 2020, respectively, and $4,273 and $(77,050) for the six months ended June 30, 2021 and 2020, respectively, in connection with the Financing Arrangement (See Note 12—Financing Arrangement).
Due from affiliates includes $4,812 and $1,612 of unreimbursed costs and fees from unconsolidated joint ventures due to the Management Companies as of June 30, 2021 and December 31, 2020, respectively.
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
During the six months ended June 30, 2021, the Company granted the following LTIP Units:

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
The following table summarizes the activity of the non-vested LTIP Units, phantom stock units and stock units:

	LTIP Units		Phantom Stock Units		Stock Units
	Units	Value(1)	Units	Value(1)	Units	Value(1)
Balance at January 1, 2021	784,052	$28.11	4,662	$35.35	309,845	$21.47
Granted	1,581,451	10.15	15,556	11.38	165,347	14.55
Vested	(16,467)	29.86	(11,160)	16.75	(198,937)	18.64
Forfeited	—	—	—	—	(987)	22.12
Balance at June 30, 2021	2,349,036	$16.01	9,058	$17.10	275,268	$19.35

(1) Value represents the weighted average grant date fair value.
The following table summarizes the activity of the stock options outstanding:

	Stock Options
	Units	Value(1)
Balance at January 1, 2021	37,515	$54.34
Granted	—	—
Exercised	—	—
Balance at June 30, 2021	37,515	$54.34

(1) Value represents the weighted average exercise price.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
18. Share and Unit-Based Plans: (Continued)
The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
LTIP Units	$3,586	$3,350	$7,197	$6,564
Stock units	652	694	1,979	2,896
Stock options	—	—	—	—
Phantom stock units	94	166	187	353
	$4,332	$4,210	$9,363	$9,813
The Company capitalized share and unit-based compensation costs of $902 and $941 for the three months ended June 30, 2021 and 2020, respectively, and $1,903 and $2,320 for the six months ended June 30, 2021 and 2020, respectively. Unrecognized compensation costs of share and unit-based plans at June 30, 2021 consisted of $11,860 from LTIP Units, $2,661 from stock units and $155 from phantom stock units.
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
The income tax provision of the TRSs are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Current	$—	$207	$—	$439
Deferred	(7,107)	1,317	(9,345)	1,351
Total income tax (expense) benefit	$(7,107)	$1,524	$(9,345)	$1,790
The net operating loss ("NOL") carryforwards generated through the 2017 tax year are scheduled to expire through 2037, beginning in 2025. Pursuant to the Tax Cuts and Jobs Act of 2017, NOLs generated in 2018 and subsequent tax years are carried forward indefinitely. The Coronavirus Aid, Relief and Economic Security Act removed the 80% of taxable income limitation, imposed by the Tax Cuts and Jobs Act, for NOLs generated in 2018, 2019 and 2020. Net deferred tax assets of $21,422 and $30,767 were included in deferred charges and other assets, net at June 30, 2021 and December 31, 2020, respectively.
The Company is required to establish a valuation allowance for any portion of the deferred tax asset that the Company concludes is more likely than not to be unrealizable. The Company’s assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of June 30, 2021, the Company had no valuation allowance recorded.
The tax years 2017 through 2019 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next twelve months.
20. Subsequent Events:
On July 30, 2021, the Company announced a dividend/distribution of $0.15 per share for common stockholders and OP Unitholders of record on August 19, 2021. All dividends/distributions will be paid 100% in cash on September 8, 2021.

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
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P. (the "Operating Partnership"). As of June 30, 2021, the Operating Partnership owned or had an ownership interest in 46 regional shopping centers and five community/power shopping centers. These 51 regional and community/power shopping centers (which include any related office space) consist of approximately 50 million square feet of gross leasable area and are referred to herein as the "Centers". The Centers consist of consolidated Centers ("Consolidated Centers") and unconsolidated joint venture Centers ("Unconsolidated Joint Venture Centers"), unless the context otherwise requires. The property management, leasing and redevelopment of the Company's portfolio is provided by the Company's seven management companies (collectively referred to herein as the "Management Companies"). The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Management Companies.

The following discussion is based primarily on the consolidated financial statements of the Company for the three and six months ended June 30, 2021 and 2020. It compares the results of operations for the three months ended June 30, 2021 to the results of operations for the three months ended June 30, 2020. It also compares the results of operations and cash flows for the six months ended June 30, 2021 to the results of operations and cash flows for the six months ended June 30, 2020.
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
Financing Activities:
On September 15, 2020, the Company closed on a loan extension agreement for the $191.0 million loan on Danbury Fair Mall. Under the extension agreement, the original loan maturity date of October 1, 2020 was extended to April 1, 2021. The loan was further extended to October 1, 2021. The loan amount and interest rate are unchanged following the extensions.
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
On January 22, 2021, the Company closed on a one-year extension for the Green Acres Mall $258.2 million loan to February 3, 2022, which also includes a one-year extension option to February 3, 2023. The interest rate remained unchanged, and the Company repaid $9 million of the outstanding loan balance at closing.
On March 25, 2021, the Company closed on a two-year extension for the Green Acres Commons $124.6 million loan to March 29, 2023. The interest rate is LIBOR plus 2.75% and the Company repaid $4.7 million of the outstanding loan balance at closing.
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

Redevelopment and Development Activities:
The Company's joint venture with Hudson Pacific Properties is redeveloping One Westside into 584,000 square feet of creative office space and 96,000 square feet of dining and entertainment space. The entire creative office space has been leased to Google and is expected to be completed in 2022. The total cost of the project is estimated to be between $500.0 million and $550.0 million, with $125.0 million to $137.5 million estimated to be the Company's pro rata share. The Company has funded $93.7 million of the total $374.8 million incurred by the joint venture as of June 30, 2021. The joint venture expects to fund the remaining costs of the development with its $414.6 million construction loan (See "Financing Activities").
The Company has a 50/50 joint venture with Simon Property Group to develop Los Angeles Premium Outlets, a premium outlet center in Carson, California that is planned to open with approximately 400,000 square feet, followed by an additional 165,000 square feet in the second phase. The Company has funded $40.4 million of the total $80.8 million incurred by the joint venture as of June 30, 2021.
In connection with the closures and lease rejections of several Sears stores owned or partially owned by the Company, the Company anticipates spending between $130.0 million to $160.0 million at the Company’s pro rata share to redevelop the Sears stores. The anticipated openings of such redevelopments are expected to occur over several years. The estimated range of redevelopment costs could increase if the Company or its joint venture decides to expand the scope of the redevelopments. The Company has funded $39.4 million at its pro rata share as of June 30, 2021.
Other Transactions and Events:
In March 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. As a result, all of the markets that the Company operates in were subject to stay-at-home orders, and the majority of its properties were temporarily closed in part or completely. Following staggered re-openings during 2020, all Centers have been open and operating since October 7, 2020. As of the date of this Quarterly Report on Form 10-Q, government-imposed capacity restrictions resulting from COVID-19 have been essentially eliminated across the Company's markets.
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
In March 2020, the Company declared a reduced second quarter dividend of $0.50 per share of its common stock, which was paid on June 3, 2020 in a combination of cash and shares of common stock, at the election of the stockholder, subject to a limitation that the aggregate amount of cash payable to holders of the Company’s common stock would not exceed 20% of the aggregate amount of the dividend, or $0.10 per share, for all stockholders of record on April 22, 2020. The amount of the dividend represented a reduction from the Company’s first quarter 2020 dividend, and was paid in a combination of cash and shares of common stock to preserve liquidity in light of the impact and uncertainty arising out of the COVID-19 pandemic. The Company declared a further reduced cash dividend of $0.15 per share of its common stock for the third and fourth quarters of 2020 and for the first and second quarters of 2021. On July 30, 2021, the Company declared a third quarter cash dividend of $0.15 per share of its common stock, which will be paid on September 8, 2021 to stockholders of record on August 19, 2021. The dividend amount will be reviewed by the Board on a quarterly basis.
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
For the comparison of the three and six months ended June 30, 2021 to the three and six months ended June 30, 2020, the JV Transition Centers are Fashion District Philadelphia and Sears South Plains. For the comparison of the three and six months ended June 30, 2021 to the three and six months ended June 30, 2020, the Disposition Property is Paradise Valley Mall.
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
Portfolio monthly comparable tenant sales from spaces less than 10,000 square feet continued to improve, with April 2021 portfolio comparable tenant sales exceeding pre-COVID April 2019 sales by 9.9%, May 2021 portfolio comparable tenant sales surpassing pre-COVID May 2019 sales by 15.2% and June 2021 portfolio comparable tenant sales surpassing pre-COVID June 2019 sales by 14.9%. During the second quarter of 2021, comparable tenant sales from spaces less than 10,000 square feet across the portfolio increased by 13.4% relative to pre-COVID sales during the second quarter of 2019. The leased occupancy rate decreased from 91.3% at June 30, 2020 to 89.4% at June 30, 2021, but sequentially improved by 0.90% from 88.5% at March 31, 2021. Releasing spreads were essentially flat as the Company executed leases at an average rent of $55.61 for new and renewal leases executed compared to $55.70 on leases expiring, resulting in a releasing spread decrease of $0.09 per square foot representing a 0.16% decrease for the trailing twelve months ended June 30, 2021. This was a sequential improvement relative to re-leasing spreads for the twelve months ended March 31, 2021, which were a decrease of 2.1%.
The Company continues to renew or replace leases that are scheduled to expire in the remainder of 2021. As of June 30, 2021, the Company has executed leases or commitments from retailers that are in lease documentation for 81% of the leased space expiring in 2021. The remaining leases expiring in 2021 represented approximately 0.5 million square feet, and the Company is negotiating letters of intent for those spaces. These amounts exclude leases for stores that have closed or for stores that tenants have indicated they intend to close.
The Company has entered into 173 leases for new stores totaling approximately 863,000 square feet that have opened or are planned for opening in 2021. While there may be additional new store openings in 2021, any such leases are not yet executed.
During the trailing twelve months ended June 30, 2021, the Company signed 196 new leases and 550 renewal leases comprising approximately 2.6 million square feet of GLA, of which 1.5 million square feet is related to the consolidated Centers. The average tenant allowance was $18.47 per square foot. The Company's COVID-19 related lease amendments are excluded from these numbers.
Outlook
The Company has a long-term four-pronged business strategy that focuses on the acquisition, leasing and management, redevelopment and development of Regional Shopping Centers. Although overall regional shopping center fundamentals in its markets are improving, the Company expects that its results for 2021 will be negatively impacted by the COVID-19 pandemic, Anchor closures and tenant bankruptcies, among other factors.
All Centers have been open and operating since October 7, 2020. As of the date of this Quarterly Report on Form 10-Q, government-imposed capacity restrictions resulting from COVID-19 have been essentially eliminated across the Company’s markets. The Company experienced a positive impact to its leasing revenue and improvement in occupancy recovery during the three months ending June 30, 2021. Leasing revenue increased by 13%, including joint ventures at the Company’s share, compared to the three months ended June 30, 2020. This increase was primarily due to increases in percentage rent, which was primarily driven by accelerating tenant sales and that the Company’s Centers were primarily closed in the second quarter of 2020, and a decrease in bad debt reserves offset by $15.4 million of retroactive rent abatements incurred in the second quarter of 2021. During the three and six months ended June 30, 2021, certain of the Company’s previously reserved accounts receivable were collected resulting in a reduction of bad debt expense. These collections were a result of improving economic conditions that have become evident as the impact of the pandemic has eased as well as collection efforts by the Company.
As a result of government-imposed capacity restrictions resulting from COVID-19 essentially being eliminated across the Company’s markets, combined with pent up demand, the positive economic impacts of consumer savings, fiscal stimulus and other factors, sales and traffic at the Company's Centers continued to greatly improve during the second quarter of 2021 with extremely high customer conversion rates. Traffic levels continue to range in the low 90%’s relative to 2019, with the strongest traffic trends in the Company’s Phoenix area properties, where traffic is generally back to pre-COVID 2019 levels given that Phoenix has been the Company's least impacted major market in terms of regulatory restrictions. Comparable tenant sales from spaces less than 10,000 square feet across the portfolio increased by 13.4% relative to pre-COVID sales during the second quarter of 2019. For the first half of 2021, comparable tenant sales from spaces less than 10,000 square feet across the portfolio increased by 5.3% relative to pre-COVID sales during the first half of 2019. Further, May and June 2021 each mark the first months since March 2020 for which portfolio sales within the Company’s capacity-restricted food and beverage category have trended positive relative to the same pre-COVID months during 2019.

During the second quarter of 2021, the Company signed 223 leases for approximately 692,000 square feet (excluding COVID-19 workout deals), which represents a 15% increase in the number of leases and a 6% increase in the leased square feet relative to what was leased during the pre-COVID second quarter of 2019. For the six months ended June 30, 2021, the Company has signed 488 leases for approximately 1.86 million square feet, which represents an 18% increase in the number of leases and a 34% increase in the amount of leased square feet relative to what was leased over the same pre-COVID six month period ended June 30, 2019. 2019 was the highest volume leasing year for the Company since 2015.
As of June 30, 2021, the leased occupancy rate increased to 89.4% compared to the leased occupancy rate at March 31, 2021 of 88.5%.
The Company's rent collections have continued to significantly improve and are now comparable to pre-COVID levels. The Company has made significant progress in its negotiations with national and local tenants to secure rental payments, despite a significant portion of the Company’s tenants requesting rental assistance, whether in the form of deferral or rent reduction. This effort of negotiating COVID rental assistance agreements is essentially now completed. The lease amendments negotiated by the Company have resulted in a combination of rent payment deferrals and rent abatements. The majority of the Company’s leases required continued payment of rent by the Company’s tenants during the period of government mandated closures caused by COVID-19. Additionally, many of the Company’s leases contain co-tenancy clauses. Certain Anchor or small tenant closures have become permanent following the re-opening of the Company's Centers, and co-tenancy clauses within certain leases may be triggered as a result. The Company does not anticipate any negative impact of such clauses on lease revenue will be significant.
During the year ended December 31, 2020, the Company incurred $56.4 million of rent abatements at the Company’s share relating primarily to 2020 rents as a result of COVID-19 and negotiated $32.9 million of rent deferrals during the year ended December 31, 2020 at the Company’s share. During the three and six months ended June 30, 2021, the Company incurred $15.4 million and $44.3 million, respectively, of rent abatements at the Company’s share relating primarily to 2020 rents as a result of COVID-19, and negotiated $4.3 million and $4.9 million, respectively, of rent deferrals during the three and six months ended June 30, 2021, each at the Company’s share. As of June 30, 2021, $8.6 million of the rent deferrals remain outstanding, with $5.2 million scheduled to be repaid during the remainder of 2021 and the balance scheduled for repayment in 2022 and 2023.
During 2020, there were 42 bankruptcy filings involving the Company’s tenants, totaling 322 leases and involving approximately 6.0 million square feet and $85.4 million of annual leasing revenue at the Company’s share. During 2021, the pace of such filings has decreased substantially, as there were eight bankruptcy filings involving the Company's tenants, totaling 57 leases and involving approximately 355,000 square feet and $10.9 million of annual leasing revenue at the Company's share. This included two leases totaling 139,000 square feet with a single department store retailer that quickly emerged from bankruptcy and assumed both of its leases with the Company. Excluding this department store retailer, bankruptcy filings during 2021 are only 216,000 square feet. The current pace of 2021 bankruptcy filings is well lower than the past several years, dating back to 2016 and 2015.
During 2021, the Company expects to generate significant cash flow from operations after recurring operating capital expenditures, leasing capital expenditures and payment of dividends. This assumption does not include any potential capital generated from dispositions, refinancings or issuances of common equity. This expected surplus will be used to de-lever the Company's balance sheet as well as to fund the Company's development pipeline.
Given the continued disruption and uncertainties from COVID-19 and the related impacts on the capital markets, the Company has secured extensions of term from one to three years of its near-term maturing non-recourse mortgage loans on Danbury Fair Mall, Fashion Outlets of Niagara, FlatIron Crossing, Green Acres Mall and Green Acres Commons (See "Financing Activities" in Management's Overview and Summary).
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

Comparison of Three Months Ended June 30, 2021 and 2020
Revenues:
Leasing revenue increased by $28.2 million, or 16.7%, from 2020 to 2021. The increase in leasing revenue is attributed to increases of $15.3 million from the Same Centers and $14.2 million from the JV Transition Centers offset in part by a decrease of $1.3 million from the Disposition Property. Leasing revenue includes the amortization of above and below-market leases, the amortization of straight-line rents, lease termination income, percentage rent and the provision for bad debts. The amortization of above and below-market leases increased from $0.4 million in 2020 to $0.6 million in 2021. The amortization of straight-line rents increased from $(1.8) million in 2020 to $6.0 million in 2021. Lease termination income increased from $1.5 million in 2020 to $5.2 million in 2021. Percentage rent increased from $0.9 million in 2020 to $10.3 million in 2021. Provision for bad debts decreased from $27.8 million in 2020 to $(9.1) million in 2021. The increase in leasing revenue and decrease in bad debt at the Same Centers is primarily the result of the Centers being opened in 2021 compared to being closed in second quarter of 2020 and an increase in tenant sales to pre-COVID 2019 levels (See "Other Transactions and Events" in Management's Overview and Summary).
Other income increased from $3.0 million in 2020 to $11.9 million in 2021. This is primarily due to increased parking garage income resulting from increased traffic at the Centers.
Management Companies' revenue decreased from $6.8 million in 2020 to $6.6 million in 2021.
Shopping Center and Operating Expenses:
Shopping center and operating expenses increased $10.5 million, or 18.4%, from 2020 to 2021. The increase in shopping center and operating expenses is attributed to increases of $7.0 million from the Same Centers and $4.3 million from the JV Transition Centers offset in part by a decrease of $0.8 million from the Disposition Property. The increase in shopping center and operating expenses at the Same Centers is primarily the result of the Centers being closed in the second quarter of 2020 (See "Other Transactions and Events" in Management's Overview and Summary).
Leasing Expenses:
Leasing expenses decreased from $6.7 million in 2020 to $6.6 million in 2021.
Management Companies' Operating Expenses:
Management Companies' operating expenses decreased $1.4 million from 2020 to 2021 primarily due to a decrease in compensation expense.
REIT General and Administrative Expenses:
REIT general and administrative expenses decreased $1.6 million from 2020 to 2021 primarily due to a decrease in compensation and consulting expense.
Depreciation and Amortization:
Depreciation and amortization decreased $2.7 million from 2020 to 2021. The decrease in depreciation and amortization is attributed to a decrease of $4.1 million from the Same Centers and $1.4 million from the Disposition Property offset in part by an increase of $2.8 million from the JV Transition Centers.
Interest Expense:
Interest expense increased $34.9 million from 2020 to 2021. The increase in interest expense is attributed to an increase of $35.8 million from the Financing Arrangement (See Note 12—Financing Arrangement in the Company's Notes to the Consolidated Financial Statements) and $1.5 million from the JV Transition Centers offset in part by decreases of $1.4 million from the Company's revolving line of credit and $1.0 million from the Same Centers. The increase in interest expense from the Financing Arrangement is primarily due to the change in fair value of the underlying properties and the mortgage notes payable on the underlying properties.

Equity in (Loss) Income of Unconsolidated Joint Ventures:
Equity in (loss) income of unconsolidated joint ventures increased $34.2 million from 2020 to 2021. The increase in equity in (loss) income of unconsolidated joint ventures is primarily due to an increase in leasing revenue, percentage rent, other income and a decrease in the provision for bad debt as a result of the Centers being opened in 2021 compared to being closed in the second quarter of 2020 (See "Other Transactions and Events" in Management's Overview and Summary).
Loss on Sale or Write Down of Assets, net:
The loss on sale or write down of assets, net was a loss of $3.9 million in each of 2020 and 2021.
Net Loss:
Net loss decreased $22.7 million from 2020 to 2021. The decrease in net loss is primarily due to the variances noted above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold increased 110.8% from $60.5 million in 2020 to $127.6 million in 2021. For a reconciliation of net loss attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold and FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold, see "Funds From Operations ("FFO")" below.
Comparison of Six Months Ended June 30, 2021 and 2020
Revenues:
Leasing revenue decreased by $3.0 million, or 0.8%, from 2020 to 2021. The decrease in leasing revenue is attributed to decreases of $19.1 million from the Same Centers and $1.7 million from the Disposition Property offset in part by increases of $17.8 million from the JV Transition Centers. Leasing revenue includes the amortization of above and below-market leases, the amortization of straight-line rents, lease termination income, percentage rent and the provision for bad debts. The amortization of above and below-market leases increased from $0.8 million in 2020 to $1.0 million in 2021. Straight-line rents increased from $0.4 million in 2020 to $10.8 million in 2021. Lease termination income increased from $2.7 million in 2020 to $8.1 million in 2021. Percentage rent increased from $3.7 million in 2020 to $17.2 million in 2021. Provision for bad debts decreased from $28.7 million in 2020 to $(5.9) million in 2021. The decrease in leasing revenue at the Same Centers is primarily the result of COVID-19 (See "Other Transactions and Events" in Management's Overview and Summary).
Other income increased from $12.3 million in 2020 to $17.2 million in 2021. This increase is primarily due to increased parking garage income resulting from increased traffic at the Centers in 2021 compared to 2020 (See "Other Transactions and Events" in Management's Overview and Summary).
Management Companies' revenue decreased from $13.8 million in 2020 to $12.2 million in 2021 due to a decrease in management fees and development fees.
Shopping Center and Operating Expenses:
Shopping center and operating expenses increased $16.0 million, or 12.5%, from 2020 to 2021. The increase in shopping center and operating expenses is attributed to increases of $9.2 million from the JV Transition Centers and $7.8 million from the Same Centers. The increase in shopping center and operating expenses at the Same Centers is primarily the result of the Centers being closed in the second quarter of 2020 (See "Other Transactions and Events" in Management's Overview and Summary).
Leasing Expenses:
Leasing expenses decreased from $14.1 million in 2020 to $11.8 million in 2021 due to a decrease in compensation expense.
Management Companies' Operating Expenses:
Management Companies' operating expenses decreased $2.8 million from 2020 to 2021 due to a decrease in compensation expense.

REIT General and Administrative Expenses:
REIT general and administrative expenses decreased $0.3 million from 2020 to 2021.
Depreciation and Amortization:
Depreciation and amortization decreased $6.5 million from 2020 to 2021. The decrease in depreciation and amortization is attributed to decreases of $10.9 million from the Same Centers and $1.6 million from the Disposition Property offset in part by an increase of $6.0 million from the JV Transition Centers.
Interest Expense:
Interest expense increased $80.7 million from 2020 to 2021. The increase in interest expense was attributed to an increase of $81.3 million from the Financing Arrangement (See Note 12—Financing Arrangement in the Company's Notes to the Consolidated Financial Statements) and $3.3 million from the JV Transition Centers offset in part by decreases of $3.3 million from the Same Centers and $0.6 million from the Company's revolving line of credit. The increase in interest expense from the Financing Arrangement is primarily due to the change in fair value of the underlying properties and the mortgage notes payable on the underlying properties.
Equity in Income (Loss) of Unconsolidated Joint Ventures:
Equity in income (loss) of unconsolidated joint ventures increased $26.4 million from 2020 to 2021. The increase in equity in income (loss) of unconsolidated joint ventures is primarily due to a decrease in the provision for bad debts and an increase in percentage rent in 2021 compared to 2020.
Loss on Sale or Write Down of Assets, net:
Loss on sale or write down of assets, net decreased $15.4 million from 2020 to 2021. The decrease in loss on sale or write down of assets, net is primarily due to the $36.7 million of impairment losses on Wilton Mall and Paradise Valley Mall in 2020 and $19.8 million gain in land sales in 2021 offset in part by the sale and impairment loss of $41.6 million on Estrella Falls in 2021. The impairment losses were due to the reduction in the estimated holding periods of the properties.
Net Loss:
Net loss decreased $53.8 million from 2020 to 2021. The decrease in net loss is primarily the result of COVID-19 (See "Other Transactions and Events" in Management's Overview and Summary).
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold increased 10.9% from $183.2 million in 2020 to $203.1 million in 2021. For a reconciliation of net loss attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold and FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold, see "Funds From Operations ("FFO")" below.
Operating Activities:
Cash provided by operating activities increased $128.4 million from 2020 to 2021. The increase is primarily due to the changes in assets and liabilities and the results, as discussed above.
Investing Activities:
Cash provided by investing activities increased $214.0 million from 2020 to 2021. The increase in cash provided by investing activities is primarily attributed to proceeds from the sale of assets of $149.7 million, proceeds from notes receivable of $1.3 million, a decrease in contributions to unconsolidated joint ventures of $40.9 million and an increase of $21.8 million in distributions from unconsolidated joint ventures.
Financing Activities:
Cash provided by financing activities decreased $955.2 million from 2020 to 2021. The decrease in cash provided by financing activities is primarily due to decreases in proceeds from mortgages, bank and other notes payable of $165.0 million and a decrease in payments on mortgages, bank and other notes payable of $1,616.4 million offset in part by net proceeds from sales of common shares under the ATM Programs of $791.4 million and a decrease in dividends and distributions of $62.0 million.

Liquidity and Capital Resources
The Company has historically met its liquidity needs for its operating expenses, debt service and dividend requirements for the next twelve months through cash generated from operations, distributions from unconsolidated joint ventures, working capital reserves and/or borrowings under its line of credit. Following the uncertain environment brought about by COVID-19, the Company took a number of previously disclosed measures to enhance its liquidity position over the short-term, but currently anticipates meeting its liquidity needs as it has done historically.

The following tables summarize capital expenditures incurred at the Centers (at the Company's pro rata share):

	For the Six Months Ended June 30,
(Dollars in thousands)	2021	2020
Consolidated Centers:
Acquisitions of property, building improvement and equipment	$7,285	$6,986
Development, redevelopment, expansions and renovations of Centers	22,764	22,834
Tenant allowances	8,141	5,186
Deferred leasing charges	1,427	1,499
	$39,617	$36,505
Joint Venture Centers:
Acquisitions of property, building improvement and equipment	$3,365	$3,806
Development, redevelopment, expansions and renovations of Centers	24,585	54,169
Tenant allowances	3,949	638
Deferred leasing charges	1,408	865
	$33,307	$59,478

The Company expects amounts to be incurred during the next twelve months for tenant allowances and deferred leasing charges to be less than or comparable to 2020. The Company expects to incur less than $60.0 million during the remaining period of 2021 for development, redevelopment, expansion and renovations. This excludes the Company's share of the remaining development costs associated with One Westside, which is fully funded by a non-recourse construction facility. Capital for these expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of cash on hand, debt financings, which are expected to include borrowings under the Company's line of credit, from property financings and construction loans, each to the extent available.
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
On each of February 1, 2021 and March 26, 2021, the Company registered a separate "at the market" offering program, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500 million under each ATM Program, or a total of $1.0 billion under the ATM Programs, in amounts and at times to be determined by the Company. The following table sets forth certain information with respect to issuances made under each of the ATM Programs as of June 30, 2021.

(Dollars and shares in thousands)	February 2021 ATM Program			March 2021 ATM Program(1)
For the Three Months Ended:	Number of Shares Issued	Net Proceeds	Sales Commissions	Number of Shares Issued	Net Proceeds	Sales Commissions
March 31, 2021	36,001	$477,283	$9,746	9,991	$119,724	$2,449
June 30, 2021	686	$12,269	$254	13,229	$182,149	$3,719
Total	36,687	$489,552	$10,000	23,220	$301,873	$6,168
(1) The table does not reflect shares sold at the end of the quarter that did not settle until July 2021 (See Note 14-Stockholders' Equity).

As of June 30, 2021, including sales of shares that did not settle until July 2021, the Company had approximately $176.6 million of gross sales of its common stock available under the March 2021 ATM Program. The February 2021 ATM Program was fully utilized as of June 30, 2021 and is no longer active.
The capital and credit markets can fluctuate and, at times, limit access to debt and equity financing for companies. The Company has been able to access capital; however, there is no assurance the Company will be able to do so in future periods or on similar terms and conditions as a result of COVID-19 or other factors. Many factors impact the Company's ability to access capital, such as its overall debt level, interest rates, interest coverage ratios and prevailing market conditions. Increases in the Company's proportion of floating rate debt will cause it to be subject to interest rate fluctuations in the future.
The Company's total outstanding loan indebtedness, which includes mortgages and other notes payable, at June 30, 2021 was $7.5 billion (consisting of $4.9 billion of consolidated debt, less $456.7 million of noncontrolling interests, plus $3.1 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand.
Given the continued disruption and uncertainties from COVID-19 and the related impacts on the capital markets, the Company has secured extensions of term from one to three years of its near-term maturing non-recourse mortgage loans on Danbury Fair Mall, Fashion Outlets of Niagara, FlatIron Crossing, Green Acres Mall and Green Acres Commons (See “Financing Activities” in Management’s Overview and Summary).
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
On March 29, 2021, the Company sold Paradise Valley Mall to a newly formed joint venture for $100 million. Concurrent with the sale, the Company elected to reinvest into the joint venture at a 5% ownership interest. The Company received $95.3 million of net proceeds (See “Dispositions” in Management’s Overview and Summary).
On April 14, 2021, the Company terminated its existing credit facility and entered into a new credit agreement, which provides for an aggregate $700 million facility, including a $525 million revolving loan facility that matures on April 14, 2023, with a one-year extension option, and a $175 million term loan facility that matures on April 14, 2024. The revolving loan facility can be expanded up to $800 million, subject to receipt of lender commitments and other conditions. Concurrently with entering into the new credit agreement, the Company drew the $175 million term loan in its entirety and drew $320 million of the amount available under the revolving loan facility. Simultaneously with entering into the new credit agreement, the Company repaid $985 million of debt, which included terminating and repaying all amounts outstanding under its prior revolving line of credit facility. All obligations under the facility are guaranteed unconditionally by the Company and are secured in the form of mortgages on certain wholly-owned assets and pledges of equity interests held by certain of the Company’s subsidiaries. The new credit facility bears interest at LIBOR plus a spread of 2.25% to 3.25% depending on Company’s overall leverage level. As of June 30, 2021, the borrowing rate was LIBOR plus 2.25%, as compared to LIBOR plus 2.5% when the facility closed in April 2021. As of June 30, 2021, borrowings under the facility were $280 million less unamortized deferred finance costs of $17.4 million for the revolving loan facility at a total interest rate of 3.69% and $104.4 million for the term loan facility at a total interest rate of 2.50%.
Previously, the Company had a $1.5 billion revolving line of credit that bore interest at LIBOR plus a spread of 1.30% to 1.90%, depending on the Company's overall leverage level, and was to mature on July 6, 2020. On April 8, 2020, the Company exercised its option to extend the maturity of the facility to July 6, 2021. The line of credit could have been expanded, depending on certain conditions, up to a total facility of $2.0 billion. Based on the Company's leverage level as of December 31, 2020, the borrowing rate on the facility was LIBOR plus 1.65%. On April 14, 2021, the Company repaid the $985 million of outstanding debt and terminated this credit facility. The Company had four interest rate swap agreements that effectively converted a total of $400 million of the outstanding balance from floating rate debt of LIBOR plus 1.65% to fixed rate debt of 4.50% until September 30, 2021. These swaps are now hedged against the Santa Monica Place floating rate loan and a portion of the Green Acres Commons floating rate loan effectively converting the Santa Monica Place loan and a majority of the Green Acres Commons loan to fixed rate debt through September 30, 2021 (See Note 5 – Derivative Instruments and Hedging Activities and Note 10 – Mortgage Notes Payable in the Company’s Notes to the Consolidated Financial Statements).

Cash dividends and distributions for the six months ended June 30, 2021 were $68.5 million, which were funded by operations.
At June 30, 2021, the Company was in compliance with all applicable loan covenants under its agreements.
At June 30, 2021, the Company had cash and cash equivalents of $194.0 million.
Off-Balance Sheet Arrangements:
The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the consolidated balance sheets of the Company as investments in unconsolidated joint ventures.
As of June 30, 2021, one of the Company's joint ventures had $50.0 million of debt that could become recourse to the Company should the joint venture be unable to discharge the obligation of the related debt.
Additionally, as of June 30, 2021, the Company was contingently liable for $40.9 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. As of June 30, 2021, $40.6 million of these letters of credit were secured by restricted cash. The Company does not believe that these letters of credit will result in a liability to the Company.
Contractual Obligations:
The following is a schedule of contractual obligations as of June 30, 2021 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)(1)	$5,778,526	$739,393	$1,668,470	$1,363,543	$2,007,120
Lease liabilities(2)	179,754	18,456	27,065	17,315	116,918
Purchase obligations(3)	2,841	2,841	—	—	—
Other long-term liabilities	171,400	99,408	28,199	13,744	30,049
	$6,132,521	$860,098	$1,723,734	$1,394,602	$2,154,087
__________________________________________________________
(1)Interest payments on floating rate debt were based on rates in effect at June 30, 2021.
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

The following reconciles net loss attributable to the Company to FFO and FFO—diluted attributable to common stockholders and unit holders-basic and diluted, excluding financing expense in connection with Chandler Freehold for the six months ended June 30, 2021 and 2020 (dollars and shares in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net loss attributable to the Company	$(11,765)	$(25,116)	$(75,369)	$(17,594)
Adjustments to reconcile net loss attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted:
Noncontrolling interests in the Operating Partnership	87	(1,851)	(4,269)	(1,294)
Loss on sale or write down of assets, net—consolidated assets	3,927	3,867	25,210	40,570
Add: noncontrolling interests share of gain on sale or write down of assets—consolidated assets	5,902	—	5,855	—
Add: gain on sale of undepreciated assets—consolidated assets	15,722	40	19,818	40
Less: noncontrolling interests share of gain of undepreciated assets—consolidated assets	(4,894)	—	(6,085)	—
Loss on write-down of non-real estate assets—consolidated assets	(1,000)	(2,793)	(2,200)	(2,793)
Loss on sale or write down of assets—unconsolidated joint ventures, net(1)	106	6	79	6
Depreciation and amortization—consolidated assets	77,630	80,294	156,026	162,507
Less: noncontrolling interests in depreciation and amortization—consolidated assets	(5,085)	(3,828)	(9,160)	(7,617)
Depreciation and amortization—unconsolidated joint ventures(1)	46,126	46,418	93,232	95,927
Less: depreciation on personal property	(3,309)	(3,876)	(6,687)	(8,202)
FFO attributable to common stockholders and unit holders—basic and diluted	123,447	93,161	196,450	261,550
Financing expense in connection with Chandler Freehold	4,147	(32,626)	6,698	(78,333)
FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold—basic and diluted	$127,594	$60,535	$203,148	$183,217
Weighted average number of FFO shares outstanding for:
FFO attributable to common stockholders and unit holders—basic(2)	215,576	154,606	192,633	153,260
Adjustments for impact of dilutive securities in computing FFO—diluted:
Share and unit based compensation plans	—	—	—	—
Weighted average number of FFO shares outstanding for FFO attributable to common stockholders and unit holders—basic and diluted(2)	215,576	154,606	192,633	153,260
(1)     Unconsolidated joint ventures are presented at the Company's pro rata share.
(2)     Calculated based upon basic net income as adjusted to reach basic FFO. Includes 9.8 million and 10.5 million OP Units for the three months ended June 30, 2021 and 2020, respectively, and 10.3 million and 10.5 million for the six months ended June 30, 2021 and 2020, respectively.
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
The following table sets forth information as of June 30, 2021 concerning the Company's long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the twelve months ending June 30,
	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long-term debt:
Fixed rate(1)	$554,762	$672,618	$100,888	$978,269	$216,463	$1,785,000	$4,308,000	$4,208,028
Average interest rate	4.55%	4.18%	5.73%	3.70%	3.49%	3.92%	4.01%
Floating rate	—	35,320	574,002	—	—	—	609,322	609,621
Average interest rate	—%	3.01%	3.00%	—%	—%	—%	3.00%
Total debt—Consolidated Centers	$554,762	$707,938	$674,890	$978,269	$216,463	$1,785,000	$4,917,322	$4,817,649
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long-term debt (at Company's pro rata share):
Fixed rate	$149,343	$677,214	$371,525	$36,896	$553,369	$1,231,392	$3,019,739	$2,973,643
Average interest rate	3.98%	3.52%	4.08%	3.92%	3.82%	3.88%	3.82%
Floating rate	34,092	—	9,742	48,231	—	—	92,065	88,210
Average interest rate	2.09%	—%	1.94%	1.79%	—%	—%	1.92%
Total debt—Unconsolidated Joint Venture Centers	$183,435	$677,214	$381,267	$85,127	$553,369	$1,231,392	$3,111,804	$3,061,853
(1)    The notional amount of the swaps that were previously hedged against the Company's prior revolving line of credit are now hedged against the Santa Monica Place floating rate debt and a portion of Green Acres Commons floating rate debt effectively converting the Santa Monica Place loan and a majority of the Green Acres Commons loan to fixed rate debt through September 30, 2021 (See Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements).
The Consolidated Centers' total fixed rate debt at each of June 30, 2021 and December 31, 2020 was $4.3 billion. The average interest rate on the fixed rate debt at June 30, 2021 and December 31, 2020 was 4.01% and 3.98%, respectively. The Consolidated Centers' total floating rate debt at each of June 30, 2021 and December 31, 2020 was $0.6 billion and $1.7 billion, respectively. The average interest rate on the floating rate debt at June 30, 2021 and December 31, 2020 was 3.00% and 2.08%, respectively.
The Company's pro rata share of the unconsolidated joint venture Centers' fixed rate debt at each of June 30, 2021 and December 31, 2020 was $3.0 billion. The average interest rate on the fixed rate debt at June 30, 2021 and December 31, 2020 was 3.82%. The Company's pro rata share of the unconsolidated joint venture Centers' floating rate debt at June 30, 2021 and December 31, 2020 was $92.1 million and $70.5 million, respectively. The average interest rate on the floating rate debt at June 30, 2021 and December 31, 2020 was 1.92% and 2.02%, respectively.
The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value. Interest rate cap agreements offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements effectively replace a floating rate on the notional amount with a fixed rate as noted above. As of June 30, 2021, the Company has one interest rate cap agreement and four interest rate swap agreements in place (See Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements).

In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $7.0 million per year based on $0.7 billion of floating rate debt outstanding at June 30, 2021.
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
Item 4.    Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of June 30, 2021, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2021 to April 30, 2021	—	$—	—	$278,707,048
May 1, 2021 to May 31, 2021	—	—	—	$278,707,048
June 1, 2021 to June 30, 2021	—	—	—	$278,707,048
Total	—	$—	—
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

3.1.14	Articles of Amendment of the Company (increased authorized shares) (incorporated by reference as an exhibit to the Company's current Report on Form 8-K, event date May 28, 2021).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date April 24, 2019).
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

10.1.1
First Amendment to Credit Agreement, dated as of July 27, 2021, by and among the Company, as guarantor, the Partnership, as borrower, certain subsidiary guarantors, and Deutsche Bank AG New York Branch, as administrative agent for the lenders.

10.2
Unconditional Guaranty, dated as of April 14, 2021, by the Company in favor of Deutsche Bank AG New York Branch, as administrative agent (incorporated by reference as an exhibit to the Company’s Current Report on Form 8-K, event date April 14, 2021).

Exhibit Number	Description
10.3*	The Macerich Company Employee Stock Purchase Plan (effective as of June 1, 2021) (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date May 28, 2021).
10.4*
Employment Agreement Renewal between the Company and Thomas E. O’Hern (effective as of June 8, 2021) (incorporated by reference as an exhibit to the Company’s Current Report on Form 8-K, event date June 11, 2021).

10.5*	Form of LTIP Unit Award Agreement under 2003 Equity Incentive Plan (Performance-based).
31.1	Section 302 Certification of Thomas O'Hern, Chief Executive Officer
31.2	Section 302 Certification of Scott Kingsmore, Chief Financial Officer
32.1**	Section 906 Certifications of Thomas O'Hern and Scott Kingsmore
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).

* Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.
** Furnished herewith.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MACERICH COMPANY
		By:	/s/ SCOTT W. KINGSMORE
Scott W. Kingsmore
Senior Executive Vice President, Treasurer and Chief Financial Officer
Date:	August 6, 2021		(Principal Financial Officer)