Form 10-Q
period 2021-09-30
MACERICH CO
filed 2021-11-08
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
Number of shares outstanding as of November 5, 2021 of the registrant's common stock, par value $0.01 per share: 213,037,660 shares

THE MACERICH COMPANY
FORM 10-Q

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS:
Property, net	$6,330,391	$6,694,579
Cash and cash equivalents	117,596	465,297
Restricted cash	55,514	17,362
Tenant and other receivables, net	175,290	239,194
Right-of-use assets, net	113,068	118,355
Deferred charges and other assets, net	252,021	306,959
Due from affiliates	2,977	1,612
Investments in unconsolidated joint ventures	1,365,369	1,340,647
Total assets	$8,412,226	$9,184,005
LIABILITIES AND EQUITY:
Mortgage notes payable	$4,432,587	$4,560,810
Bank and other notes payable	114,252	1,477,540
Accounts payable and accrued expenses	58,461	68,825
Lease liabilities	83,456	90,216
Other accrued liabilities	237,392	298,594
Distributions in excess of investments in unconsolidated joint ventures	129,517	108,381
Financing arrangement obligation	121,770	134,379
Total liabilities	5,177,435	6,738,745
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 and 250,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively, and 213,307,990 and 149,770,575 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	2,133	1,498
Additional paid-in capital	5,467,235	4,603,378
Accumulated deficit	(2,394,634)	(2,339,619)
Accumulated other comprehensive loss	—	(8,208)
Total stockholders' equity	3,074,734	2,257,049
Noncontrolling interests	160,057	188,211
Total equity	3,234,791	2,445,260
Total liabilities and equity	$8,412,226	$9,184,005
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Leasing revenue	$197,135	$175,506	$573,657	$554,981
Other	8,215	4,334	25,391	16,595
Management Companies	6,787	6,004	18,986	19,807
Total revenues	212,137	185,844	618,034	591,383
Expenses:
Shopping center and operating expenses	70,696	64,680	214,506	192,538
Leasing expenses	6,200	5,544	18,003	19,622
Management Companies' operating expenses	14,601	13,031	44,465	45,697
REIT general and administrative expenses	7,599	7,589	22,365	22,652
Depreciation and amortization	75,465	78,605	231,491	241,112
	174,561	169,449	530,830	521,621
Interest expense (income):
Related parties	(7,708)	(15,502)	(3,435)	(92,552)
Other	48,044	52,686	152,581	157,844
	40,336	37,184	149,146	65,292
Loss on extinguishment of debt	1,007	—	1,007	—
Total expenses	215,904	206,633	680,983	586,913
Equity in (loss) income of unconsolidated joint ventures	(1,733)	(12,513)	20,212	(16,988)
Income tax (expense) benefit	(107)	(1,106)	(9,452)	684
Gain (loss) on sale or write down of assets, net	118,566	11,786	93,356	(28,784)
Net income (loss)	112,959	(22,622)	41,167	(40,618)
Less net income (loss) attributable to noncontrolling interests	6,257	(431)	9,834	(833)
Net income (loss) attributable to the Company	$106,702	$(22,191)	$31,333	$(39,785)
Income (loss) per common share—attributable to common stockholders:
Basic	$0.50	$(0.15)	$0.16	$(0.28)
Diluted	$0.50	$(0.15)	$0.16	$(0.28)
Weighted average number of common shares outstanding:
Basic	213,214,000	149,626,000	192,717,000	145,071,000
Diluted	213,214,000	149,626,000	192,717,000	145,071,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$112,959	$(22,622)	$41,167	$(40,618)
Other comprehensive income (loss):
Interest rate cap/swap agreements	2,775	2,812	8,208	(1,838)
Comprehensive income (loss)	115,734	(19,810)	49,375	(42,456)
Less net income (loss) attributable to noncontrolling interests	6,257	(431)	9,834	(833)
Comprehensive income (loss) attributable to the Company	$109,477	$(19,379)	$39,541	$(41,623)
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)
Three Months Ended September 30, 2021 and 2020

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at July 1, 2021	211,169,654	$2,112	$5,438,493	$(2,469,336)	$(2,775)	$2,968,494	$158,452	$3,126,946
Net income	—	—	—	106,702	—	106,702	6,257	112,959
Interest rate cap/swap agreements	—	—	—	—	2,775	2,775	—	2,775
Amortization of share and unit-based plans	16,320	—	4,318	—	—	4,318	—	4,318
Stock offerings, net	2,122,016	21	23,799	—	—	23,820	—	23,820
Distributions paid ($0.15 per share)	—	—	—	(32,000)	—	(32,000)	—	(32,000)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,972)	(3,972)
Contributions from noncontrolling interests	—	—	—	—	—	—	4	4
Redemption of noncontrolling interests	—	—	(17)	—	—	(17)	(42)	(59)
Adjustment of noncontrolling interests in Operating Partnership	—	—	642	—	—	642	(642)	—
Balance at September 30, 2021	213,307,990	$2,133	$5,467,235	$(2,394,634)	$—	$3,074,734	$160,057	$3,234,791

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at July 1, 2020	149,601,164	$1,496	$4,596,684	$(2,082,082)	$(13,701)	$2,502,397	$186,162	$2,688,559
Net loss	—	—	—	(22,191)	—	(22,191)	(431)	(22,622)
Interest rate cap/swap agreements	—	—	—	—	2,812	2,812	—	2,812
Amortization of share and unit-based plans	16,903	—	4,123	—	—	4,123	—	4,123
Distributions paid ($0.15 per share)	—	—	—	(22,476)	—	(22,476)	—	(22,476)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,174)	(2,174)
Contributions from noncontrolling interests	—	—	—	—	—	—	325	325
Other	—	—	—	—	—	—	—	—
Conversion of noncontrolling interests to common shares	20,213	—	409	—	—	409	(409)	—
Redemption of noncontrolling interests	—	—	12	—	—	12	(22)	(10)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(758)	—	—	(758)	758	—
Balance at September 30, 2020	149,638,280	$1,496	$4,600,470	$(2,126,749)	$(10,889)	$2,464,328	$184,209	$2,648,537

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)
Nine Months Ended September 30, 2021 and 2020

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2021	149,770,575	$1,498	$4,603,378	$(2,339,619)	$(8,208)	$2,257,049	$188,211	$2,445,260
Net income	—	—	—	31,333	—	31,333	9,834	41,167
Interest rate cap/swap agreements	—	—	—	—	8,208	8,208	—	8,208
Amortization of share and unit-based plans	241,001	2	13,679	—	—	13,681	—	13,681
Employee stock purchases	88,107	1	594	—	—	595	—	595
Stock offerings, net	62,029,777	620	829,254	—		829,874	—	829,874
Distributions paid ($0.45 per share)	—	—	—	(86,348)	—	(86,348)	—	(86,348)
Distributions to noncontrolling interests	—	—	—	—	—	—	(18,166)	(18,166)
Contributions from noncontrolling interests	—	—	—	—	—	—	580	580
Conversion of noncontrolling interests to common shares	1,178,530	12	22,206	—	—	22,218	(22,218)	—
Redemption of noncontrolling interests	—	—	(17)	—	—	(17)	(43)	(60)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(1,859)	—	—	(1,859)	1,859	—
Balance at September 30, 2021	213,307,990	$2,133	$5,467,235	$(2,394,634)	$—	$3,074,734	$160,057	$3,234,791

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2020	141,407,650	$1,414	$4,583,911	$(1,944,012)	$(9,051)	$2,632,262	$198,708	$2,830,970
Net loss	—	—	—	(39,785)	—	(39,785)	(833)	(40,618)
Interest rate cap/swap agreements	—	—	—	—	(1,838)	(1,838)	—	(1,838)
Amortization of share and unit-based plans	142,991	1	13,935	—	—	13,936	—	13,936
Employee stock purchases	141,568	1	851	—	—	852	—	852
Distributions paid ($1.00 per share)	—	—	—	(142,952)	—	(142,952)	—	(142,952)
Stock dividend	7,759,280	78	(78)	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(12,235)	(12,235)
Contributions from noncontrolling interests	—	—	—	—	—	—	450	450
Conversion of noncontrolling interests to common shares	186,791	2	12,084	—	—	12,086	(12,086)	—
Redemption of noncontrolling interests	—	—	25	—	—	25	(53)	(28)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(10,258)	—	—	(10,258)	10,258	—
Balance at September 30, 2020	149,638,280	$1,496	$4,600,470	$(2,126,749)	$(10,889)	$2,464,328	$184,209	$2,648,537

 The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$41,167	$(40,618)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on extinguishment of debt	1,007	—
(Gain) loss on sale or write down of assets, net	(93,356)	28,784
Depreciation and amortization	241,450	246,500
Amortization of premium on mortgage notes payable	—	(695)
Amortization of share and unit-based plans	10,868	10,990
Straight-line rent and amortization of above and below market leases	(9,429)	(3,917)
(Recovery of) provision for doubtful accounts	(4,269)	39,248
Income tax expense (benefit)	9,452	(684)
Equity in (income) loss of unconsolidated joint ventures	(20,212)	16,988
Distributions of income from unconsolidated joint ventures	48	—
Change in fair value of financing arrangement obligation	(12,608)	(96,793)
Changes in assets and liabilities, net of dispositions:
Tenant and other receivables	77,748	(124,004)
Other assets	22,133	5,470
Due from affiliates	(1,365)	(11,628)
Accounts payable and accrued expenses	(6,992)	27,173
Other accrued liabilities	(44,009)	(31,687)
Net cash provided by operating activities	211,633	65,127
Cash flows from investing activities:
Development, redevelopment, expansion and renovation of properties	(52,788)	(46,421)
Property improvements	(27,906)	(18,005)
Proceeds from repayment of notes receivable	1,300	—
Deferred leasing costs	(1,878)	(2,247)
Distributions from unconsolidated joint ventures	70,955	28,178
Contributions to unconsolidated joint ventures	(56,577)	(100,618)
Proceeds from sale of assets	323,018	16,315
Net cash provided by (used in) investing activities	256,124	(122,798)

THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands) (Unaudited)
	For the Nine Months Ended September 30,
	2021	2020
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	495,000	660,000
Payments on mortgages, bank and other notes payable	(1,973,668)	(20,830)
Deferred financing costs	(22,813)	(2,582)
Proceeds from finance lease	—	4,115
Payments on finance leases	(1,848)	(1,534)
Net proceeds from stock offerings	829,874	—
Proceeds from share and unit-based plans	595	852
Redemption of noncontrolling interests	(60)	(28)
Contribution from noncontrolling interests	128	450
Dividends and distributions	(104,514)	(155,187)
Net cash (used in) provided by financing activities	(777,306)	485,256
Net (decrease) increase in cash, cash equivalents and restricted cash	(309,549)	427,585
Cash, cash equivalents and restricted cash, beginning of period	482,659	114,216
Cash, cash equivalents and restricted cash, end of period	$173,110	$541,801
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$161,474	$137,992
Non-cash investing and financing transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$18,281	$18,549
Conversion of Operating Partnership Units to common stock	$22,218	$12,086
The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

1. Organization:
The Macerich Company (the "Company") is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional town centers and community/power shopping centers (the "Centers") located throughout the United States.
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of September 30, 2021, the Company was the sole general partner of and held a 96% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
The Operating Partnership's consolidated VIEs included the following assets and liabilities:

	September 30, 2021	December 31, 2020
Assets:
Property, net	$463,949	$551,062
Other assets	84,510	97,713
Total assets	$548,459	$648,775
Liabilities:
Mortgage notes payable	$413,902	$420,233
Other liabilities	59,240	81,266
Total liabilities	$473,142	$501,499
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

	For the Nine Months Ended September 30,
	2021	2020
Beginning of period
Cash and cash equivalents	$465,297	$100,005
Restricted cash	17,362	14,211
Cash, cash equivalents and restricted cash	$482,659	$114,216
End of period
Cash and cash equivalents	$117,596	$528,431
Restricted cash	55,514	13,370
Cash, cash equivalents and restricted cash	$173,110	$541,801

COVID-19 Pandemic:
In March 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. As a result, all of the markets that the Company operates in were subject to stay-at-home orders, and the majority of its properties were temporarily closed in part or completely. Following staggered re-openings during 2020, all Centers have been open and operating since October 7, 2020 and government-imposed capacity restrictions resulting from COVID-19 have been essentially eliminated across the Company’s markets.
COVID-19 Lease Accounting:
In April 2020, the Financial Accounting Standards Board issued a Staff Question-and-Answer (“Q&A”) to clarify whether lease concessions related to the effects of COVID-19 require the application of the lease modification guidance under Accounting Standards Codification ("ASC") 842, "Leases" ("the lease modification accounting framework"). Under ASC 842, the Company would have to determine, on a lease-by-lease basis, if a lease concession was the result of a new arrangement reached with the tenant or an enforceable right and obligation within the existing lease. The Q&A allows for the bypass of a lease-by-lease analysis, and allows the Company to elect to either apply the lease modification accounting framework or not to all of its lease concessions with similar characteristics and circumstances. The Company has elected to apply the lease modification accounting framework to lease concessions that include the abatement of rent in its consolidated financial statements for the three and nine months ended September 30, 2021 and 2020.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

3. Earnings Per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of EPS for the three and nine months ended September 30, 2021 and 2020 (shares in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator
Net income (loss)	$112,959	$(22,622)	$41,167	$(40,618)
Less net income (loss) attributable to noncontrolling interests	6,257	(431)	9,834	(833)
Net income (loss) attributable to the Company	106,702	(22,191)	31,333	(39,785)
Allocation of earnings to participating securities	(290)	(215)	(641)	(834)
Numerator for basic and diluted EPS—net income (loss) attributable to common stockholders	$106,412	$(22,406)	$30,692	$(40,619)
Denominator
Denominator for basic and diluted EPS—weighted average number of common shares outstanding(1)	213,214	149,626	192,717	145,071
EPS—net income (loss) attributable to common stockholders
Basic and diluted	$0.50	$(0.15)	$0.16	$(0.28)
(1)     Diluted EPS excludes 101,799 and 103,235 for the three months ended September 30, 2021 and 2020, respectively, and 102,751 and 96,144 convertible preferred partnership units for the nine months ended September 30, 2021 and 2020, respectively, as their impact was antidilutive. Diluted EPS also excludes 9,818,917 and 10,883,761 Operating Partnership units ("OP Units") for the three months ended September 30, 2021 and 2020, respectively, and 10,160,575 and 10,622,971 OP Units for the nine months ended September 30, 2021 and 2020, respectively, as their impact was antidilutive.

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
On December 29, 2020, the Company’s joint venture in FlatIron Crossing closed on a one-year maturity date extension for the existing loan to January 5, 2022. The interest rate increased from 3.85% to 4.10%, and the Company’s joint venture repaid $15,000, $7,650 at the Company's pro rata share, of the outstanding loan balance at closing. The Company's joint venture is planning to refinance this loan prior to maturity.
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
On October 26, 2021, the Company's joint venture in The Shops at Atlas Park replaced the existing loan on the property with a new $65,000 loan that bears interest at a floating rate of LIBOR plus 4.15% and matures on November 9, 2026, including extension options.
Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	September 30, 2021	December 31, 2020
Assets(1):
Property, net	$8,782,003	$8,721,551
Other assets	806,699	774,583
Total assets	$9,588,702	$9,496,134
Liabilities and partners' capital(1):
Mortgage and other notes payable	$6,056,358	$5,942,478
Other liabilities	399,011	397,483
Company's capital	1,693,844	1,711,944
Outside partners' capital	1,439,489	1,444,229
Total liabilities and partners' capital	$9,588,702	$9,496,134
Investments in unconsolidated joint ventures:
Company's capital	$1,693,844	$1,711,944
Basis adjustment(2)	(457,992)	(479,678)
	$1,235,852	$1,232,266

Assets—Investments in unconsolidated joint ventures	$1,365,369	$1,340,647
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(129,517)	(108,381)
	$1,235,852	$1,232,266

(1)     These amounts include assets of $2,804,711 and $2,857,757 of Pacific Premier Retail LLC (the "PPR Portfolio") as of September 30, 2021 and December 31, 2020, respectively, and liabilities of $1,671,469 and $1,687,042 of the PPR Portfolio as of September 30, 2021 and December 31, 2020, respectively.
(2)     The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $2,768 and $3,361 for the three months ended September 30, 2021 and 2020, respectively, and $7,431 and $11,089 for the nine months ended September 30, 2021 and 2020, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)
Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	PPR Portfolio	Other Joint Ventures	Total
Three Months Ended September 30, 2021
Revenues:
Leasing revenue	$44,304	$160,044	$204,348
Other	14	6,658	6,672
Total revenues	44,318	166,702	211,020
Expenses:
Shopping center and operating expenses	10,078	67,627	77,705
Leasing expenses	332	963	1,295
Interest expense	15,801	36,483	52,284
Depreciation and amortization	24,154	61,734	85,888
Total expenses	50,365	166,807	217,172
Gain on sale or write down of assets, net	—	762	762
Net (loss) income	$(6,047)	$657	$(5,390)
Company's equity in net loss	$(1,390)	$(343)	$(1,733)
Three Months Ended September 30, 2020
Revenues:
Leasing revenue	$36,043	$155,133	$191,176
Other	257	5,671	5,928
Total revenues	36,300	160,804	197,104
Expenses:
Shopping center and operating expenses	9,678	61,457	71,135
Leasing expenses	266	877	1,143
Interest expense	16,267	37,805	54,072
Depreciation and amortization	24,819	73,884	98,703
Total expenses	51,030	174,023	225,053
(Loss) gain on sale or write down of assets, net	(120)	4	(116)
Net loss	$(14,850)	$(13,215)	$(28,065)
Company's equity in net loss	$(6,511)	$(6,002)	$(12,513)

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

	PPR Portfolio	Other Joint Ventures	Total
Nine Months Ended September 30, 2021
Revenues:
Leasing revenue	$122,311	$459,826	$582,137
Other	144	56,508	56,652
Total revenues	122,455	516,334	638,789
Expenses:
Shopping center and operating expenses	29,339	183,013	212,352
Leasing expenses	1,106	3,423	4,529
Interest expense	47,438	110,586	158,024
Depreciation and amortization	73,042	192,149	265,191
Total expenses	150,925	489,171	640,096
Gain on sale or write down of assets, net	—	581	581
Net (loss) income	$(28,470)	$27,744	$(726)
Company's equity in net (loss) income	$(10,269)	$30,481	$20,212
Nine Months Ended September 30, 2020
Revenues:
Leasing revenue	$133,226	$466,830	$600,056
Other	559	12,162	12,721
Total revenues	133,785	478,992	612,777
Expenses:
Shopping center and operating expenses	27,562	176,119	203,681
Leasing expenses	1,031	3,002	4,033
Interest expense	48,724	112,736	161,460
Depreciation and amortization	78,000	208,341	286,341
Total expenses	155,317	500,198	655,515
Loss on sale or write down of assets, net	(120)	(9)	(129)
Net loss	$(21,652)	$(21,215)	$(42,867)
Company's equity in net loss	$(5,510)	$(11,478)	$(16,988)

Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
5. Derivative Instruments and Hedging Activities:
The Company uses an interest rate cap and four interest rate swap agreements to manage the interest rate risk of its floating rate debt. The Company recorded other comprehensive income (loss) related to the marking-to-market of derivative instruments of $2,775 and $2,812 for the three months ended September 30, 2021 and 2020, respectively, and $8,208 and $(1,838) for the nine months ended September 30, 2021 and 2020, respectively.
The following derivatives were outstanding at September 30, 2021:

					Fair Value
Property	Notional Amount	Product	LIBOR Rate	Maturity	September 30, 2021	December 31, 2020
Santa Monica Place(1)	$300,000	Cap	4.00%	12/9/2021	$—	$—
The Macerich Partnership, L.P.(1)	$400,000	Swaps	2.85%	9/30/2021	$—	$(8,208)
(1)     On April 14, 2021, the Company entered into a new credit facility to replace the existing credit facility (See Note 11 - Bank and Other Notes Payable). Concurrent with entering into the new credit facility, the Company de-designated the Santa Monica Place $300,000 interest rate cap. As a result of the new credit facility and the Santa Monica Place cap de-designation, the notional amounts of the swaps that were previously hedged against the Company’s prior revolving line of credit are now hedged against the Santa Monica Place floating rate debt and a portion of the Green Acres Commons floating rate debt effectively converting the Santa Monica Place loan and a majority of the Green Acres Commons loan to fixed rate debt through September 30, 2021. The Company did not renew the swaps that expired on September 30, 2021 and, as a result, on October 1, 2021, these loans reverted back to floating interest rate loans (See Note 10 – Mortgage Payable).
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
6. Property, net:

Property, net consists of the following:

	September 30, 2021	December 31, 2020
Land	$1,440,383	$1,538,270
Buildings and improvements	6,312,458	6,620,708
Tenant improvements	680,047	750,250
Equipment and furnishings(1)	188,960	194,231
Construction in progress	226,246	153,253
	8,848,094	9,256,712
Less accumulated depreciation(1)	(2,517,703)	(2,562,133)
	$6,330,391	$6,694,579
(1)      Equipment and furnishings and accumulated depreciation include the cost and accumulated amortization of ROU assets in connection with finance leases at September 30, 2021 and December 31, 2020 (See Note 8—Leases).
Depreciation expense was $68,715 and $71,250 for the three months ended September 30, 2021 and 2020, respectively, and $211,139 and $216,455 for the nine months ended September 30, 2021 and 2020, respectively.
Gain (loss) on sale or write-down of assets, net for the three and nine months ended September 30, 2021 and 2020 consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Gain on property sales, net(1)	$118,471	$856	$111,805	$856
Loss on write-down of assets(2)	—	(2,361)	(38,362)	(42,971)
Gain on land sales, net(3)	95	13,291	19,913	13,331
	$118,566	$11,786	$93,356	$(28,784)
(1)    Includes $117,242 and $4,229 of gain related to the sale of La Encantada and Paradise Valley Mall, respectively (See Note 15-Dispositions).
(2)    Includes impairment loss of $27,281 on Estrella Falls during the nine months ended September 30, 2021 and impairment losses of $30,063 on Wilton Mall and $6,640 on Paradise Valley Mall during the nine months ended September 30, 2020. The impairment losses were due to the reduction of the estimated holding periods of the properties. The remaining amounts for the nine months ended September 30, 2021 mainly pertain to the write off of development costs.
(3)    Includes $1,334 related to the sale of Paradise Valley Mall (See Note 15-Dispositions).

The following table summarizes certain of the Company's assets that were measured on a nonrecurring basis as a result of the impairment losses recorded for the nine months ended September 30, 2021 and 2020, as described above:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets	Significant Other Unobservable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
September 30, 2020	$140,000	$—	$140,000	$—
September 30, 2021	$4,720	$—	$4,720	$—
The fair values relating to the 2020 impairments and a portion of the 2021 impairments were based on sales contracts and are classified within Level 2 of the fair value hierarchy.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
7. Tenant and Other Receivables, net:
Included in tenant and other receivables, net is an allowance for doubtful accounts of $20,477 and $37,545 at September 30, 2021 and December 31, 2020, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $6,287 and $4,673 at September 30, 2021 and December 31, 2020, respectively, and a deferred rent receivable due to straight-line rent adjustments of $113,346 and $107,003 at September 30, 2021 and December 31, 2020, respectively.
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
The following table summarizes the components of leasing revenue for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Leasing revenue—fixed payments	$132,789	$138,843	$395,796	$455,925
Leasing revenue—variable payments	65,984	47,220	173,592	138,304
(Provision for) recovery of doubtful accounts, net	(1,638)	(10,557)	4,269	(39,248)
	$197,135	$175,506	$573,657	$554,981
The following table summarizes the future rental payments to the Company:

Twelve months ending September 30,
2022	$376,459
2023	334,825
2024	281,610
2025	230,173
2026	184,369
Thereafter	529,860
$1,937,296

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
The following table summarizes the lease costs for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease costs	$3,398	$3,788	$11,027	$11,427
Finance lease costs:
Amortization of ROU assets	480	477	1,436	1,428
Interest on lease liabilities	117	131	460	415
	$3,995	$4,396	$12,923	$13,270
The following table summarizes the future rental payments required under the leases:

	September 30, 2021		December 31, 2020
Year ending December 31,	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2021	$3,937	$2,450	$14,695	$10,785
2022	14,302	4,461	14,558	2,762
2023	8,452	2,043	8,746	344
2024	6,471	9,072	6,759	3,085
2025	6,513	—	6,796	—
Thereafter	115,828	—	116,660	—
Total undiscounted rental payments	155,503	18,026	168,214	16,976
Less imputed interest	(86,576)	(3,497)	(94,375)	(599)
Total lease liabilities	$68,927	$14,529	$73,839	$16,377
Weighted average remaining term	35.9 years	2.4 years	34.5 years	1.1 years
Weighted average incremental borrowing rate	7.7%	3.7%	7.7%	3.7%

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
9. Deferred Charges and Other Assets, net:

Deferred charges and other assets, net consist of the following:

	September 30, 2021	December 31, 2020
Leasing	$140,245	$162,652
Intangible assets:
In-place lease values	66,472	74,298
Leasing commissions and legal costs	17,810	21,096
Above-market leases	75,183	80,120
Deferred tax assets	21,315	30,767
Deferred compensation plan assets	62,658	62,874
Other assets	41,946	61,553
	425,629	493,360
Less accumulated amortization(1)	(173,608)	(186,401)
	$252,021	$306,959

(1)   Accumulated amortization includes $44,358 and $47,249 relating to in-place lease values, leasing commissions and legal costs at September 30, 2021 and December 31, 2020, respectively. Amortization expense of in-place lease values, leasing commissions and legal costs was $2,262 and $1,930 for the three months ended September 30, 2021 and 2020, respectively, and $6,868 and $7,645 for the nine months ended September 30, 2021 and 2020, respectively.

The allocated values of above-market leases and below-market leases consist of the following:

	September 30, 2021	December 31, 2020
Above-Market Leases
Original allocated value	$75,183	$80,120
Less accumulated amortization	(33,426)	(33,271)
	$41,757	$46,849
Below-Market Leases(1)
Original allocated value	$101,152	$114,790
Less accumulated amortization	(36,665)	(43,656)
	$64,487	$71,134

(1)   Below-market leases are included in other accrued liabilities.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
10. Mortgage Notes Payable:
Mortgage notes payable at September 30, 2021 and December 31, 2020 consist of the following:

	Carrying Amount of Mortgage Notes(1)
Property Pledged as Collateral	September 30, 2021	December 31, 2020	Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Chandler Fashion Center(5)	$255,502	$255,361	4.18%	$875	2024
Danbury Fair Mall(6)	170,171	186,741	5.71%	1,538	2022
Fashion District Philadelphia	194,602	201,000	4.00%	649	2024
Fashion Outlets of Chicago	299,253	299,193	4.61%	1,145	2031
Fashion Outlets of Niagara Falls USA	97,420	101,463	6.45%	727	2023
Freehold Raceway Mall(5)	398,671	398,545	3.94%	1,300	2029
Fresno Fashion Fair	324,006	323,857	3.67%	971	2026
Green Acres Commons(7)	29,780	129,847	3.10%	72	2023
Green Acres Commons - Swapped(8)	95,000	—	5.60%	444	2023
Green Acres Mall(9)	247,537	270,570	3.94%	1,447	2023
Kings Plaza Shopping Center	535,799	535,413	3.71%	1,629	2030
Oaks, The	178,071	183,108	4.14%	1,064	2022
Pacific View	112,351	114,909	4.08%	668	2022
Queens Center	600,000	600,000	3.49%	1,744	2025
Santa Monica Place - Swapped(10)	299,127	298,566	4.58%	1,082	2022
SanTan Village Regional Center	219,300	219,233	4.34%	788	2029
Towne Mall	19,447	19,815	4.48%	117	2022
Tucson La Encantada(11)	—	62,018	4.23%	368	2022
Victor Valley, Mall of	114,835	114,791	4.00%	380	2024
Vintage Faire Mall	241,715	246,380	3.55%	1,256	2026
	$4,432,587	$4,560,810

(1)The mortgage notes payable also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs were $13,640 and $14,085 at September 30, 2021 and December 31, 2020, respectively.
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
(6)On September 15, 2020, the Company closed on a loan extension agreement for Danbury Fair Mall. Under the extension agreement, the original loan maturity date of October 1, 2020 was extended to April 1, 2021 and subsequently to October 1, 2021. The loan amount and interest rate remained unchanged following these extensions. On September 15, 2021, the Company further extended the loan maturity to July 1, 2022. The interest rate remained unchanged, and the Company repaid $10,000 of the outstanding loan balance at closing.
(7)On March 25, 2021, the Company closed on a two-year extension of the loan to March 29, 2023. The interest rate is LIBOR plus 2.75% and the Company repaid $4,680 of the outstanding loan balance at closing.
(8)The loan includes an interest rate swap that effectively converts $95,000 of the outstanding balance to fixed rate debt through September 30, 2021, the expiration of the interest rate swap. This swap was previously hedged against the Company's prior revolving line of credit that was terminated in April 2021. The Company did not renew the swaps that expired on September 30, 2021 and, as a result, on October 1, 2021, this loan reverted back to a floating rate loan with an effective interest rate of 3.10% as of such date (See Note 5—Derivative Instruments and Hedging Activities).

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
(10)The loan includes an interest rate swap that effectively converts $300,000 of the outstanding balance to fixed rate debt through September 30, 2021, the expiration of the interest rate swap. This swap was previously hedged against the Company's prior revolving line of credit that was terminated in April 2021. The Company did not renew the swaps that expired on September 30, 2021 and, as a result, on October 1, 2021, this loan reverted back to a floating rate loan with an effective interest rate of 1.81% as of such date (See Note 5—Derivative Instruments and Hedging Activities).

(11)On September 17, 2021, the Company sold Tucson La Encantada and the mortgage payable was paid off in full (See Note 15—Dispositions).
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
Total interest expense capitalized was $3,102 and $1,313 for the three months ended September 30, 2021 and 2020, respectively, and $6,812 and $3,969 for the nine months ended September 30, 2021 and 2020, respectively.
The estimated fair value (Level 2 measurement) of mortgage notes payable at September 30, 2021 and December 31, 2020 was $4,349,238 and $4,459,797, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.
11. Bank and Other Notes Payable:
Bank and other notes payable consist of the following:
Credit Facility:
On April 14, 2021, the Company terminated its existing credit facility and entered into a new credit agreement, which provides for an aggregate $700,000 facility, including a $525,000 revolving loan facility that matures on April 14, 2023, with a one-year extension option, and a $175,000 term loan facility that matures on April 14, 2024. The revolving loan facility can be expanded up to $800,000, subject to receipt of lender commitments and other conditions. Concurrently with entering into the new credit agreement, the Company drew the $175,000 term loan facility in its entirety and drew $320,000 of the amount available under the revolving loan facility. Simultaneously with entering into the new credit agreement, the Company repaid $985,000 of debt, which included terminating and repaying all amounts outstanding under its prior revolving line of credit facility. All obligations under the facility are guaranteed unconditionally by the Company and are secured in the form of mortgages on certain wholly-owned assets and pledges of equity interests held by certain of the Company’s subsidiaries. The new credit facility bears interest at LIBOR plus a spread of 2.25% to 3.25% depending on the Company’s overall leverage level. As of September 30, 2021, the borrowing rate was LIBOR plus 2.25%. As of September 30, 2021, borrowings under the facility were $130,000, less unamortized deferred finance costs of $15,748, for the revolving loan facility at a total interest rate of 3.69%. As of September 30, 2021, the Company's availability under the revolving loan facility for additional borrowings was $394,719. On September 20, 2021, the Company paid off the remaining balance outstanding on the term loan facility with proceeds from the sale of Tucson La Encantada (See Note 15—Dispositions). The estimated fair value (Level 2 measurement) of borrowings under the credit facility at September 30, 2021 was $129,937 for the revolving loan facility based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
The Company had a $1,500,000 revolving line of credit that bore interest at LIBOR plus a spread of 1.30% to 1.90%, depending on the Company's overall leverage level, and was to mature on July 6, 2020. On April 8, 2020, the Company exercised its option to extend the maturity of the facility to July 6, 2021. The line of credit could have been expanded, depending on certain conditions, up to a total facility of $2,000,000. Based on the Company's leverage level as of December 31, 2020, the borrowing rate on the facility was LIBOR plus 1.65%. On April 14, 2021, the Company repaid the $985,000 of outstanding debt and terminated this credit facility. The Company had four interest rate swap agreements that effectively

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
11. Bank and Other Notes Payable: (Continued)
converted a total of $400,000 of the outstanding balance from floating rate debt of LIBOR plus 1.65% to fixed rate debt of 4.50% until September 30, 2021. These swaps are now hedged against the Santa Monica Place floating rate loan and a portion of the Green Acres Commons floating rate loan effectively converting these loans to fixed rate debt through September 30, 2021. The Company did not renew the swaps that expired on September 30, 2021 and, as a result, on October 1, 2021, these loans reverted back to floating interest rate loans (See Note 5 – Derivative Instruments and Hedging Activities and Note 10 – Mortgage Notes Payable). As of December 31, 2020, borrowings under the prior line of credit was $1,480,000 less unamortized deferred finance costs of $2,460 at a total interest rate of 2.73%. As of December 31, 2020, the Company's availability under the prior line of credit for additional borrowings was $19,719. The estimated fair value (Level 2 measurement) of borrowings under the line of credit at December 31, 2020 was $1,485,598 based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
As of September 30, 2021 and December 31, 2020, the Company was in compliance with all applicable financial loan covenants.
12. Financing Arrangement:
On September 30, 2009, the Company formed a joint venture whereby a third party acquired a 49.9% interest in Chandler Fashion Center, a 1,318,000 square foot regional shopping center in Chandler, Arizona, and Freehold Raceway Mall, a 1,552,000 square foot regional shopping center in Freehold, New Jersey (collectively referred to herein as "Chandler Freehold"). As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the formation of Chandler Freehold, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The Company accounts for its investment in Chandler Freehold as a financing arrangement. The fair value (Level 3 measurement) of the financing arrangement obligation at September 30, 2021 and December 31, 2020 was based upon a terminal capitalization rate of approximately 5.75% and 5.5%, respectively, a discount rate of approximately 7.25% and 7.0%, respectively, and market rents per square foot of $35 to $105. The fair value of the financing arrangement obligation is sensitive to these significant unobservable inputs and a change in these inputs may result in a significantly higher or lower fair value measurement. Distributions to the partner, excluding distributions of excess loan proceeds, and changes in fair value of the financing arrangement obligation are recognized as interest (income) expense in the Company's consolidated statements of operations.
During the three and nine months ended September 30, 2021 and 2020, the Company incurred interest expense (income) in connection with the financing arrangement as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Distributions equal to the partner's share of net (loss) income	$(985)	$(398)	$(3,410)	$885
Distributions in excess of the partner's share of net income	3,583	398	12,583	3,356
Adjustment to fair value of financing arrangement obligation	(10,306)	(15,502)	(12,608)	(96,793)
	$(7,708)	$(15,502)	$(3,435)	$(92,552)
13. Noncontrolling Interests:
The Company allocates net income of the Operating Partnership based on the weighted average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 96% and 93% ownership interest in the Operating Partnership as of September 30, 2021 and December 31, 2020, respectively. The remaining 4% and 7% limited partnership interest as of September 30, 2021 and December 31, 2020, respectively, was owned by certain of the Company's executive officers and directors, certain of their affiliates and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
13. Noncontrolling Interests: (Continued)
Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the 10 trading days ending on the respective balance sheet date. Accordingly, as of September 30, 2021 and December 31, 2020, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $171,749 and $117,602, respectively.
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
During the nine months ended September 30, 2021, the Company issued 62,029,777 shares of common stock under the ATM Programs for aggregate gross proceeds of $847,875 and net proceeds of $829,874 after commissions and other transaction costs. The proceeds from the sales under the ATM Programs were used to pay down the Company’s line of credit (See Note 11 – Bank and Other Notes Payable). As of September 30, 2021, $152,125 remained available to be sold under the March 2021 ATM Program. The February 2021 ATM Program was fully utilized as of June 30, 2021 and is no longer active. Actual future sales will depend upon a variety of factors including, but not limited to, market conditions, the trading price of the Company’s common stock and the Company’s capital needs. The Company has no obligation to sell the remaining shares available for sale under the ATM Programs.
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
There were no repurchases under the Stock Buyback Program during the nine months ended September 30, 2021 or 2020.
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
On September 17, 2021, the Company sold Tucson La Encantada in Tucson, Arizona for $165,250, resulting in a gain on sale of assets of approximately $117,242. The Company used the net cash proceeds of $100,142 to pay down debt.
16. Commitments and Contingencies:
As of September 30, 2021, the Company was contingently liable for $40,915 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. As of September 30, 2021, $40,600 of these letters of credit were secured by restricted cash. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the agreements. At September 30, 2021, the Company had $2,920 in outstanding obligations, which it believes will be settled in the next twelve months.
17. Related Party Transactions:
Certain unconsolidated joint ventures have engaged the Management Companies to manage the operations of the Centers. Under these arrangements, the Management Companies are reimbursed for compensation paid to on-site employees, leasing agents and project managers at the Centers, as well as insurance costs and other administrative expenses.
The following are fees charged to unconsolidated joint ventures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Management fees	$4,594	$4,285	$12,397	$13,066
Development and leasing fees	1,747	1,443	4,732	5,838
	$6,341	$5,728	$17,129	$18,904

Interest expense (income) from related party transactions includes $(7,708) and $(15,502) for the three months ended September 30, 2021 and 2020, respectively, and $(3,435) and $(92,552) for the nine months ended September 30, 2021 and 2020, respectively, in connection with the Financing Arrangement (See Note 12—Financing Arrangement).
Due from affiliates includes $2,977 and $1,612 of unreimbursed costs and fees from unconsolidated joint ventures due to the Management Companies as of September 30, 2021 and December 31, 2020, respectively.
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
During the nine months ended September 30, 2021, the Company granted the following LTIP Units:

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
The following table summarizes the activity of the non-vested LTIP Units, phantom stock units and stock units:

	LTIP Units		Phantom Stock Units		Stock Units
	Units	Value(1)	Units	Value(1)	Units	Value(1)
Balance at January 1, 2021	784,052	$28.11	4,662	$35.35	309,845	$21.47
Granted	1,581,451	10.15	16,577	11.74	167,356	14.58
Vested	(17,931)	29.75	(16,710)	16.87	(209,709)	19.04
Forfeited	—	—	—	—	(987)	22.12
Balance at September 30, 2021	2,347,572	$16.00	4,529	$17.10	266,505	$19.05

(1) Value represents the weighted average grant date fair value.
The following table summarizes the activity of the stock options outstanding:

	Stock Options
	Units	Value(1)
Balance at January 1, 2021	37,515	$54.34
Granted	—	—
Exercised	—	—
Balance at September 30, 2021	37,515	$54.34

(1) Value represents the weighted average exercise price.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
18. Share and Unit-Based Plans: (Continued)
The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
LTIP Units	$3,625	$3,354	$10,822	$9,918
Stock units	598	684	2,577	3,580
Phantom stock units	95	85	282	438
	$4,318	$4,123	$13,681	$13,936
The Company capitalized share and unit-based compensation costs of $910 and $626 for the three months ended September 30, 2021 and 2020, respectively, and $2,813 and $2,946 for the nine months ended September 30, 2021 and 2020, respectively. Unrecognized compensation costs of share and unit-based plans at September 30, 2021 consisted of $8,235 from LTIP Units, $2,097 from stock units and $77 from phantom stock units.
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
The income tax provision of the TRSs are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Current	$—	$—	$—	$439
Deferred	(107)	(1,106)	(9,452)	245
Total income tax (expense) benefit	$(107)	$(1,106)	$(9,452)	$684
The net operating loss ("NOL") carryforwards generated through the 2017 tax year are scheduled to expire through 2037, beginning in 2025. Pursuant to the Tax Cuts and Jobs Act of 2017, NOLs generated in 2018 and subsequent tax years are carried forward indefinitely. The Coronavirus Aid, Relief and Economic Security Act removed the 80% of taxable income limitation, imposed by the Tax Cuts and Jobs Act, for NOLs generated in 2018, 2019 and 2020. Net deferred tax assets of $21,315 and $30,767 were included in deferred charges and other assets, net at September 30, 2021 and December 31, 2020, respectively.
The Company is required to establish a valuation allowance for any portion of the deferred tax asset that the Company concludes is more likely than not to be unrealizable. The Company’s assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of September 30, 2021, the Company had no valuation allowance recorded.
The tax years 2017 through 2019 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next twelve months.
20. Subsequent Events:
On October 28, 2021, the Company announced a dividend/distribution of $0.15 per share for common stockholders and OP Unitholders of record on November 9, 2021. All dividends/distributions will be paid 100% in cash on December 3, 2021.

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
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P. (the "Operating Partnership"). As of September 30, 2021, the Operating Partnership owned or had an ownership interest in 45 regional town centers and five community/power shopping centers. These 50 regional town centers and community/power shopping centers (which include any related office space) consist of approximately 49 million square feet of gross leasable area and are referred to herein as the "Centers". The Centers consist of consolidated Centers ("Consolidated Centers") and unconsolidated joint venture Centers ("Unconsolidated Joint Venture Centers"), unless the context otherwise requires. The property management, leasing and redevelopment of the Company's portfolio is provided by the Company's seven management companies (collectively referred to herein as the "Management Companies"). The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Management Companies.

The following discussion is based primarily on the consolidated financial statements of the Company for the three and nine months ended September 30, 2021 and 2020. It compares the results of operations for the three months ended September 30, 2021 to the results of operations for the three months ended September 30, 2020. It also compares the results of operations and cash flows for the nine months ended September 30, 2021 to the results of operations and cash flows for the nine months ended September 30, 2020.
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
On September 17, 2021, the Company sold Tucson La Encantada in Tucson, Arizona for $165.3 million, resulting in a gain on sale of assets of approximately $117.2 million. The Company used the net cash proceeds of approximately $100.1 million to pay down debt (See "Liquidity and Capital Resources").
Financing Activities:
On September 15, 2020, the Company closed on a loan extension agreement for the $191.0 million loan on Danbury Fair Mall. Under the extension agreement, the original loan maturity date of October 1, 2020 was extended to April 1, 2021 and subsequently to October 1, 2021. The loan amount and interest rate remained unchanged following these extensions. On September 15, 2021, the Company further extended the loan maturity to July 1, 2022. The interest rate remained unchanged, and the Company repaid $10.0 million of the outstanding loan balance at closing.
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
On December 29, 2020, the Company’s joint venture closed on a one-year maturity date extension for the FlatIron Crossing loan to January 5, 2022. The interest rate increased from 3.85% to 4.10%, and the Company’s joint venture repaid $15.0 million, $7.6 million at the Company's pro rata share, of the outstanding loan balance at closing. The Company's joint venture is currently negotiating a commitment for a new five-year $200.0 million loan to replace the existing $198.2 million loan on the property.
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
On October 26, 2021, the Company's joint venture in The Shops at Atlas Park replaced the existing loan on the property with a new $65 million loan that bears interest at a floating rate of LIBOR plus 4.15% and matures on November 9, 2026, including extension options.

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
Redevelopment and Development Activities:
The Company's joint venture with Hudson Pacific Properties is redeveloping One Westside into 584,000 square feet of creative office space and 96,000 square feet of dining and entertainment space. The entire creative office space has been leased to Google and is expected to be completed in 2022. The total cost of the project is estimated to be between $500.0 million and $550.0 million, with $125.0 million to $137.5 million estimated to be the Company's pro rata share. The Company has funded $100.3 million of the total $401.3 million incurred by the joint venture as of September 30, 2021. The joint venture expects to fund the remaining costs of the development with its $414.6 million construction loan (See "Financing Activities").
The Company has a 50/50 joint venture with Simon Property Group to develop Los Angeles Premium Outlets, a premium outlet center in Carson, California that is planned to open with approximately 400,000 square feet, followed by an additional 165,000 square feet in the second phase. The Company has funded $40.8 million of the total $81.6 million incurred by the joint venture as of September 30, 2021.
In connection with the closures and lease rejections of several Sears stores owned or partially owned by the Company, the Company anticipates spending between $130.0 million to $160.0 million at the Company’s pro rata share to redevelop the Sears stores. The anticipated openings of such redevelopments are expected to occur over several years. The estimated range of redevelopment costs could increase if the Company or its joint venture decides to expand the scope of the redevelopments. The Company has funded $39.9 million at its pro rata share as of September 30, 2021.
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
In March 2020, the Company declared a reduced second quarter dividend of $0.50 per share of its common stock, which was paid on June 3, 2020 in a combination of cash and shares of common stock, at the election of the stockholder, subject to a limitation that the aggregate amount of cash payable to holders of the Company’s common stock would not exceed 20% of the aggregate amount of the dividend, or $0.10 per share, for all stockholders of record on April 22, 2020. The amount of the dividend represented a reduction from the Company’s first quarter 2020 dividend, and was paid in a combination of cash and shares of common stock to preserve liquidity in light of the impact and uncertainty arising out of the COVID-19 pandemic. The Company declared a further reduced cash dividend of $0.15 per share of its common stock for the third and fourth quarters of 2020 and for the first, second and third quarters of 2021. On October 28, 2021, the Company declared a fourth quarter cash dividend of $0.15 per share of its common stock, which will be paid on December 3, 2021 to stockholders of record on November 9, 2021. The dividend amount will be reviewed by the Board on a quarterly basis.
In connection with the commencement of separate "at the market" offering programs, on each of February 1, 2021 and March 26, 2021, which are referred to as the "February 2021 ATM Program" and the "March 2021 ATM Program," respectively, and collectively as the "ATM Programs," the Company entered into separate equity distribution agreements with certain sales agents pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500 million under each of the February 2021 ATM Program and the March 2021 ATM Program, or a total of $1 billion under the ATM Programs. As of September 30, 2021, the Company had approximately $152.1 million of gross sales of its common stock available under the March 2021 ATM Program. The February 2021 ATM Program was fully utilized as of June 30, 2021 and is no longer active.
See “Liquidity and Capital Resources” for a further discussion of the Company’s anticipated liquidity needs, and the measures taken by the Company to meet those needs, including the ATM Programs and the Company's new credit facility.
Inflation:
In the last five years, inflation has not had a significant impact on the Company because of a relatively low inflation rate. Most of the leases at the Centers have rent adjustments periodically throughout the lease term. These rent increases are either in fixed increments or based on using an annual multiple of increases in the Consumer Price Index. In addition, approximately 3% to 18% of the leases for spaces 10,000 square feet and under expire each year, which enables the Company to replace existing leases with new leases at higher base rents if the rents of the existing leases are below the then existing market rate. The Company has generally entered into leases that require tenants to pay a stated amount for operating expenses, generally excluding property taxes, regardless of the expenses actually incurred at any Center, which places the burden of cost control on the Company. Additionally, most leases require the tenants to pay their pro rata share of property taxes and utilities.
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
For purposes of the discussion below, the Company defines "Same Centers" as those Centers that are substantially complete and in operation for the entirety of both periods of the comparison. Non-Same Centers for comparison purposes include those Centers or properties that are going through a substantial redevelopment often resulting in the closing of a portion of the Center (“Redevelopment Properties”), those properties that have recently transitioned to or from equity method joint ventures to or from consolidated assets ("JV Transition Centers") and properties that have been disposed of ("Disposition Properties"). The Company moves a Center in and out of Same Centers based on whether the Center is substantially complete and in operation for the entirety of both periods of the comparison. Accordingly, the Same Centers consist of all consolidated Centers, excluding the Redevelopment Properties, the JV Transition Centers and the Disposition Properties, for the periods of comparison.
For the comparison of the three and nine months ended September 30, 2021 to the three and nine months ended September 30, 2020, the JV Transition Centers are Fashion District Philadelphia and Sears South Plains. For the comparison of the three and nine months ended September 30, 2021 to the three and nine months ended September 30, 2020, the Disposition Properties are Paradise Valley Mall and Tucson La Encantada.
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
During the third quarter of 2021, comparable tenant sales from spaces less than 10,000 square feet across the portfolio increased by 13.8% relative to pre-COVID sales during the third quarter of 2019. The leased occupancy rate decreased from 90.8% at September 30, 2020 to 90.3% at September 30, 2021, but improved by 0.90% from 89.4% at June 30, 2021. Releasing spreads decreased as the Company executed leases at an average rent of $55.23 for new and renewal leases executed compared to $56.65 on leases expiring, resulting in a releasing spread decrease of $1.42 per square foot, or 2.5%, for the trailing twelve months ended September 30, 2021.
The Company continues to renew or replace leases that are scheduled to expire in the remainder of 2021. As of September 30, 2021, the Company has executed leases or commitments from retailers that are in lease documentation for 91% of the leased space expiring in 2021. The remaining leases expiring in 2021 represented approximately 257,000 square feet, and the Company is negotiating letters of intent for those spaces. These amounts exclude leases for stores that have closed or for stores that tenants have indicated they intend to close.
The Company has entered into 215 leases for new stores totaling approximately 964,000 square feet that have previously opened in 2021 or are planned for opening in the remainder of 2021. While there may be additional new store openings in 2021, any such leases were not yet executed as of September 30, 2021.
During the trailing twelve months ended September 30, 2021, the Company signed 265 new leases and 559 renewal leases comprising approximately 3.0 million square feet of GLA, of which 1.8 million square feet is related to the consolidated Centers. The average tenant allowance was $22.82 per square foot. The Company's COVID-19 related lease amendments are excluded from these numbers.
Outlook
The Company has a long-term four-pronged business strategy that focuses on the acquisition, leasing and management, redevelopment and development of Regional Shopping Centers. Although overall regional town center fundamentals in its markets continued to improve during the third quarter, the Company expects that its results for the remainder of 2021 will be negatively impacted by the COVID-19 pandemic, reduced occupancy relative to pre-COVID levels and Anchor closures, among other factors.
All Centers have been open and operating since October 7, 2020. As of the date of this Quarterly Report on Form 10-Q, government-imposed capacity restrictions resulting from COVID-19 have been essentially eliminated across the Company’s markets. The Company experienced a positive impact to its leasing revenue during the three months ending September 30, 2021. Leasing revenue increased by approximately 11%, including joint ventures at the Company’s share, compared to the three months ended September 30, 2020. This increase was primarily due to (i) increases in percentage rent, which was primarily driven by accelerating tenant sales and all of the Company’s Centers being fully open and operating in the third quarter of 2021 as compared to the third quarter of 2020; and (ii) decreases in bad debt reserves and decreases in retroactive rent abatements incurred in the third quarter of 2021 compared to the third quarter of 2020. During the three and nine months ended September 30, 2021, certain of the Company’s previously reserved accounts receivable were collected resulting in a reduction of bad debt expense. These collections were a result of improving economic conditions that have become evident as the impact of the pandemic has eased as well as collection efforts by the Company.
As a result of government-imposed capacity restrictions resulting from COVID-19 essentially being eliminated across the Company’s markets, combined with pent up demand, the positive economic impacts of consumer savings, fiscal stimulus and other factors, sales and traffic at the Company's Centers continued to greatly improve during the third quarter of 2021 with extremely high customer conversion rates. Traffic levels continue to range in the mid 90%'s relative to 2019. Comparable tenant sales from spaces less than 10,000 square feet across the portfolio increased by 13.8% relative to pre-COVID sales during the third quarter of 2019. For the nine months ended September 30, 2021, comparable tenant sales from spaces less than 10,000 square feet across the portfolio increased by 8.7% relative to sales during the same pre-COVID nine-month period of 2019.

During the third quarter of 2021, the Company signed 219 leases for approximately 1.13 million square feet (excluding COVID-19 workout deals), which represents a 15% increase in the leased square feet relative to what was leased during the pre-COVID third quarter of 2019. For the nine months ended September 30, 2021, the Company has signed 707 leases for approximately 2.98 million square feet, which represents a 26% increase in the amount of leased square feet relative to what was leased over the same pre-COVID nine month period ended September 30, 2019. 2019 was the highest volume leasing year for the Company since 2015.
As of September 30, 2021, the leased occupancy rate increased to 90.3% compared to the leased occupancy rate at June 30, 2021 of 89.4%, which is also a sequential 1.80% occupancy improvement from 88.5% at March 31, 2021.
The Company's rent collections have continued to significantly improve and are now comparable to pre-COVID levels. The Company has made significant progress in its negotiations with national and local tenants to secure rental payments, despite a significant portion of the Company’s tenants requesting rental assistance, whether in the form of deferral or rent reduction. This effort of negotiating COVID-19 rental assistance agreements is essentially now completed. The lease amendments negotiated by the Company related to COVID-19 have resulted in a combination of rent payment deferrals and rent abatements. The majority of the Company’s leases required continued payment of rent by the Company’s tenants during the period of government mandated closures caused by COVID-19. Additionally, many of the Company’s leases contain co-tenancy clauses. Certain Anchor or small tenant closures have become permanent following the re-opening of the Company's Centers, and co-tenancy clauses within certain leases may be triggered as a result. The Company does not anticipate any negative impact of such clauses on lease revenue will be significant.
During the year ended December 31, 2020, the Company incurred $56.4 million of rent abatements at the Company’s share relating primarily to 2020 rents as a result of COVID-19 and negotiated $32.9 million of rent deferrals during the year ended December 31, 2020 at the Company’s share. During the three and nine months ended September 30, 2021, the Company incurred $2.0 million and $46.3 million, respectively, of rent abatements at the Company’s share relating primarily to 2020 rents as a result of COVID-19, and negotiated $4.9 million of rent deferrals during the nine months ended September 30, 2021, at the Company’s share. The Company did not negotiate any rent deferrals during the three months ended September 30, 2021. As of September 30, 2021, $6.7 million of the rent deferrals remain outstanding, with $2.8 million scheduled to be repaid during the remainder of 2021 and the balance scheduled for repayment in 2022 and 2023.
During 2020, there were 42 bankruptcy filings involving the Company’s tenants, totaling 322 leases and involving approximately 6.0 million square feet and $85.4 million of annual leasing revenue at the Company’s share. During 2021, the pace of such filings has decreased substantially, as there were ten bankruptcy filings involving the Company's tenants, totaling 62 leases and involving approximately 369,000 square feet and $11.9 million of annual leasing revenue at the Company's share. This included two leases totaling 139,000 square feet with a single department store retailer that quickly emerged from bankruptcy and assumed both of its leases with the Company. Excluding this department store retailer, bankruptcy filings during 2021 are only 230,000 square feet. The current pace of 2021 bankruptcy filings is well lower than the past several years, dating back to 2015.
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
Given the continued disruption and uncertainties from COVID-19 and the related impacts on the capital markets, the Company has secured extensions of term from one to three years of its near-term maturing non-recourse mortgage loans totaling an aggregate of approximately $950 million on Danbury Fair Mall, The Shops at Atlas Park, Fashion Outlets of Niagara, FlatIron Crossing, Green Acres Mall and Green Acres Commons. On October 26, 2021, the Company’s joint venture closed a $65 million, five-year loan, including extension options, that bears interest at LIBOR plus 4.15% to refinance The Shops at Atlas Park, which replaced a $67.5 million loan on the property. The Company’s joint venture in FlatIron Crossing is currently negotiating a commitment for a new five-year $200 million loan to replace the existing $198.2 million loan on the property. (See "Financing Activities" in Management's Overview and Summary).
During the second quarter of 2021, the Company repaid and terminated its existing credit facility and entered into a new credit agreement, which provides for an aggregate $700 million facility, including a $525 million revolving loan facility that matures on April 14, 2023, with a one-year extension option, and a $175 million term loan facility that matures on April 14, 2024. Concurrent with the closing of this credit facility, the Company repaid $985.0 million of debt (See "Liquidity and Capital Resources"). As of September 30, 2021, the balances on the term loan facility and the revolving loan facility were $0 and $130.0 million (less the amount of unamortized deferred financing costs of $15.7 million), respectively.
Rising interest rates could increase the cost of the Company’s borrowings due to its outstanding floating-rate debt and lead to higher interest rates on new fixed-rate debt. In certain cases, the Company may limit its exposure to interest rate fluctuations related to a portion of its floating-rate debt by using interest rate cap and swap agreements. Such agreements, subject to current market conditions, allow the Company to replace floating-rate debt with fixed-rate debt in order to achieve its desired ratio of floating-rate to fixed-rate debt. In today’s interest rate environment, the swap agreements that the Company had entered into resulted in increases in interest expense. Those swap agreements expired on September 30, 2021 and have not been renewed by the Company.
Comparison of Three Months Ended September 30, 2021 and 2020
Revenues:
Leasing revenue increased by $21.6 million, or 12.3%, from 2020 to 2021. The increase in leasing revenue is attributed to increases of $16.2 million from the Same Centers and $6.3 million from the JV Transition Centers offset in part by a decrease of $0.9 million from the Disposition Properties. Leasing revenue includes the amortization of above and below-market leases, the amortization of straight-line rents, lease termination income, percentage rent and the provision for bad debts. The amortization of above and below-market leases was $0.6 million for both 2020 and 2021. The amortization of straight-line rents decreased from $5.5 million in 2020 to $(2.6) million in 2021. Lease termination income increased from $4.3 million in 2020 to $8.9 million in 2021. Percentage rent increased from $2.8 million in 2020 to $13.7 million in 2021. Provision for bad debts decreased from $10.6 million in 2020 to $1.6 million in 2021. The increase in leasing revenue and decrease in bad debt at the Same Centers is primarily the result of all Centers being opened in 2021 compared to some Centers being closed for all or a portion of the third quarter of 2020 and an increase in tenant sales to pre-COVID 2019 levels (See "Other Transactions and Events" in Management's Overview and Summary).
Other income increased from $4.3 million in 2020 to $8.2 million in 2021. This is primarily due to increased parking garage income resulting from increased traffic at the Centers.
Management Companies' revenue increased from $6.0 million in 2020 to $6.8 million in 2021.
Shopping Center and Operating Expenses:
Shopping center and operating expenses increased $6.0 million, or 9.3%, from 2020 to 2021. The increase in shopping center and operating expenses is attributed to increases of $2.1 million from the Same Centers and $5.0 million from the JV Transition Centers offset in part by a decrease of $1.1 million from the Disposition Properties. The increase in shopping center and operating expenses at the Same Centers is primarily the result of some Centers being closed for all or a portion of the third quarter of 2020 (See "Other Transactions and Events" in Management's Overview and Summary).
Leasing Expenses:
Leasing expenses increased from $5.5 million in 2020 to $6.2 million in 2021.
Management Companies' Operating Expenses:
Management Companies' operating expenses increased $1.6 million from 2020 to 2021.
REIT General and Administrative Expenses:
REIT general and administrative expenses was $7.6 million for both 2020 and 2021.
Depreciation and Amortization:
Depreciation and amortization decreased $3.1 million from 2020 to 2021. The decrease in depreciation and amortization is attributed to a decrease of $4.7 million from the Same Centers and $1.4 million from the Disposition Properties offset in part by an increase of $2.9 million from the JV Transition Centers.
Interest Expense:
Interest expense increased $3.2 million from 2020 to 2021. The increase in interest expense is attributed to an increase of $7.8 million from the Financing Arrangement (See Note 12—Financing Arrangement in the Company's Notes to the Consolidated Financial Statements) and $1.4 million from the JV Transition Centers offset in part by decreases of $4.3 million from the Company's revolving line of credit and $1.7 million from the Same Centers. The increase in interest expense from the Financing Arrangement is primarily due to the change in fair value of the underlying properties and the mortgage notes payable on the underlying properties.
Equity in Loss of Unconsolidated Joint Ventures:
Equity in loss of unconsolidated joint ventures decreased $10.8 million from 2020 to 2021. The decrease in equity in loss of unconsolidated joint ventures is primarily due to an increase in leasing revenue, percentage rent, other income and a decrease in the provision for bad debt as a result of the Centers being opened in 2021 compared to some Centers being closed for all or a portion of the third quarter of 2020 (See "Other Transactions and Events" in Management's Overview and Summary).
Gain on Sale or Write Down of Assets, net:
The gain on sale or write down of assets, net increased $106.8 million from 2020 to 2021 primarily due to the sale of Tucson La Encantada (See "Dispositions" in Management's Overview and Summary).
Net Income (Loss):
Net income increased $135.6 million from 2020 to 2021. The increase in net income is primarily due to the variances noted above and the sale of Tucson La Encantada.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold and loss on extinguishment of debt increased 21.6% from $83.4 million in 2020 to $101.4 million in 2021. For a reconciliation of net income (loss) attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold and loss on extinguishment of debt and FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold and loss on extinguishment of debt, see "Funds From Operations ("FFO")" below.
Comparison of Nine Months Ended September 30, 2021 and 2020
Revenues:
Leasing revenue increased by $18.7 million, or 3.4%, from 2020 to 2021. The increase in leasing revenue is attributed to increases of $24.0 million from the JV Transition Centers offset in part by decreases of $2.1 million from the Same Centers and $3.2 million from the Disposition Properties. Leasing revenue includes the amortization of above and below-market leases, the amortization of straight-line rents, lease termination income, percentage rent and the provision for bad debts. The amortization of above and below-market leases increased from $1.4 million in 2020 to $1.6 million in 2021. Straight-line rents increased from $5.9 million in 2020 to $8.2 million in 2021. Lease termination income increased from $7.0 million in 2020 to $16.9 million in 2021. Percentage rent increased from $6.5 million in 2020 to $31.0 million in 2021. Provision for bad debts decreased from $39.2 million in 2020 to a recovery of $(4.3) million in 2021.
Other income increased from $16.6 million in 2020 to $25.4 million in 2021. This increase is primarily due to increased parking garage income resulting from increased traffic at the Centers in 2021 compared to 2020 (See "Other Transactions and Events" in Management's Overview and Summary).
Management Companies' revenue decreased from $19.8 million in 2020 to $19.0 million in 2021 due to a decrease in management fees and development fees.
Shopping Center and Operating Expenses:
Shopping center and operating expenses increased $22.0 million, or 11.4%, from 2020 to 2021. The increase in shopping center and operating expenses is attributed to increases of $14.2 million from the JV Transition Centers and $9.7 million from the Same Centers. The increase in shopping center and operating expenses at the Same Centers is primarily the result of some Centers being closed for all or a portion of the third quarter of 2020 (See "Other Transactions and Events" in Management's Overview and Summary).
Leasing Expenses:
Leasing expenses decreased from $19.6 million in 2020 to $18.0 million in 2021 due to a decrease in compensation expense.

Management Companies' Operating Expenses:
Management Companies' operating expenses decreased $1.2 million from 2020 to 2021 due to a decrease in compensation expense.
REIT General and Administrative Expenses:
REIT general and administrative expenses decreased $0.3 million from 2020 to 2021.
Depreciation and Amortization:
Depreciation and amortization decreased $9.6 million from 2020 to 2021. The decrease in depreciation and amortization is attributed to decreases of $16.4 million from the Same Centers and $2.8 million from the Disposition Properties offset in part by an increase of $8.9 million from the JV Transition Centers.
Interest Expense:
Interest expense increased $83.9 million from 2020 to 2021. The increase in interest expense was attributed to an increase of $89.1 million from the Financing Arrangement (See Note 12—Financing Arrangement in the Company's Notes to the Consolidated Financial Statements) and $4.7 million from the JV Transition Centers offset in part by decreases of $5.1 million from the Same Centers and $4.8 million from the Company's revolving line of credit. The increase in interest expense from the Financing Arrangement is primarily due to the change in fair value of the underlying properties and the mortgage notes payable on the underlying properties.
Equity in Income (Loss) of Unconsolidated Joint Ventures:
Equity in income (loss) of unconsolidated joint ventures increased $37.2 million from 2020 to 2021. The increase in equity in income (loss) of unconsolidated joint ventures is primarily due to a decrease in the provision for bad debts and an increase in percentage rent in 2021 compared to 2020.
Gain (Loss) on Sale or Write Down of Assets, net:
Gain (Loss) on sale or write down of assets, net increased from a loss of $28.8 million in 2020 to a gain of $93.4 million in 2021. The increase is primarily due to the $36.7 million of impairment losses on Wilton Mall and Paradise Valley Mall in 2020 and $117.2 million gain on the sale of Tucson La Encantada in 2021 offset in part by the sale and impairment loss of $41.6 million on Estrella Falls in 2021. The impairment losses were due to the reduction in the estimated holding periods of the properties (See "Dispositions" in Management's Overview and Summary).
Net Income (Loss):
Net income increased $81.8 million from 2020 to 2021. The increase in net income is primarily due to the variances noted above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold and loss on extinguishment of debt increased 14.2% from $266.6 million in 2020 to $304.5 million in 2021. For a reconciliation of net income (loss) attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold and loss on extinguishment of debt and FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold and loss on extinguishment of debt, see "Funds From Operations ("FFO")" below.
Operating Activities:
Cash provided by operating activities increased $146.5 million from 2020 to 2021. The increase is primarily due to the changes in assets and liabilities and the results, as discussed above.
Investing Activities:
Cash provided by investing activities increased $378.9 million from 2020 to 2021. The increase in cash provided by investing activities is primarily attributed to an increase in proceeds from the sale of assets of $306.7 million, proceeds from notes receivable of $1.3 million, a decrease in contributions to unconsolidated joint ventures of $44.0 million and an increase of $42.8 million in distributions from unconsolidated joint ventures.

Financing Activities:
Cash provided by financing activities decreased $1.3 billion from 2020 to 2021. The decrease in cash provided by financing activities is primarily due to decreases in proceeds from mortgages, bank and other notes payable of $165.0 million and an increase in payments on mortgages, bank and other notes payable of $2.0 billion offset in part by net proceeds from sales of common shares under the ATM Programs of $829.9 million and a decrease in dividends and distributions of $50.7 million.
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

The following tables summarize capital expenditures incurred at the Centers (at the Company's pro rata share):

	For the Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Consolidated Centers:
Acquisitions of property, building improvement and equipment	$13,092	$8,852
Development, redevelopment, expansions and renovations of Centers	34,678	28,120
Tenant allowances	13,445	8,182
Deferred leasing charges	1,956	2,162
	$63,171	$47,316
Joint Venture Centers:
Acquisitions of property, building improvement and equipment	$7,408	$5,866
Development, redevelopment, expansions and renovations of Centers	41,783	86,505
Tenant allowances	6,916	1,992
Deferred leasing charges	2,065	1,245
	$58,172	$95,608

The Company expects amounts to be incurred during the next twelve months for tenant allowances and deferred leasing charges to be less than or comparable to 2021. The Company expects to incur less than $20.0 million during the remaining period of 2021 for development, redevelopment, expansion and renovations. This excludes the Company's share of the remaining development costs associated with One Westside, which is fully funded by a non-recourse construction facility. Capital for these expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of cash on hand, debt financings, which are expected to include borrowings under the Company's line of credit, from property financings and construction loans, each to the extent available.
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
On each of February 1, 2021 and March 26, 2021, the Company registered a separate "at the market" offering program, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500 million under each ATM Program, or a total of $1.0 billion under the ATM Programs, in amounts and at times to be determined by the Company. The following table sets forth certain information with respect to issuances made under each of the ATM Programs as of September 30, 2021.

(Dollars and shares in thousands)	February 2021 ATM Program			March 2021 ATM Program
For the Three Months Ended:	Number of Shares Issued	Net Proceeds	Sales Commissions	Number of Shares Issued	Net Proceeds	Sales Commissions
March 31, 2021	36,001	$477,283	$9,746	9,991	$119,724	$2,449
June 30, 2021	686	$12,269	$254	13,229	$182,149	$3,719
September 30, 2021	—	$—	$—	2,122	$38,449	$787
Total	36,687	$489,552	$10,000	25,342	$340,322	$6,955
As of September 30, 2021, the Company had approximately $152.1 million of gross sales of its common stock available under the March 2021 ATM Program. The February 2021 ATM Program was fully utilized as of June 30, 2021 and is no longer active.
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
The Company's total outstanding loan indebtedness, which includes mortgages and other notes payable, at September 30, 2021 was $7.2 billion (consisting of $4.5 billion of consolidated debt, less $456.8 million of noncontrolling interests, plus $3.1 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand.
Given the continued disruption and uncertainties from COVID-19 and the related impacts on the capital markets, the Company has secured extensions of term from one to three years of its near-term maturing non-recourse mortgage loans totaling an aggregate of approximately $950 million on Danbury Fair Mall, The Shops at Atlas Park, Fashion Outlets of Niagara, FlatIron Crossing, Green Acres Mall and Green Acres Commons. On October 26, 2021, the Company’s joint venture closed a $65 million, five-year loan, including extension options, that bears interest at LIBOR plus 4.15% to refinance The Shops at Atlas Park, which replaced a $67.5 million loan on the property. The Company’s joint venture in FlatIron Crossing is currently negotiating a commitment for a new five-year $200 million loan to replace the existing $198.2 million loan on the property (See “Financing Activities” in Management’s Overview and Summary).
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
On March 29, 2021, the Company sold Paradise Valley Mall to a newly formed joint venture for $100 million. Concurrent with the sale, the Company elected to reinvest into the joint venture at a 5% ownership interest. The Company received $95.3 million of net proceeds. On September 17, 2021, the Company sold Tucson La Encantada in Tucson, Arizona for $165.3 million. The Company received $100.1 million of net cash proceeds which was used to repay debt (See “Dispositions” in Management’s Overview and Summary).
On April 14, 2021, the Company terminated its existing credit facility and entered into a new credit agreement, which provides for an aggregate $700 million facility, including a $525 million revolving loan facility that matures on April 14, 2023, with a one-year extension option, and a $175 million term loan facility that matures on April 14, 2024. The revolving loan facility can be expanded up to $800 million, subject to receipt of lender commitments and other conditions. All obligations under the facility are guaranteed unconditionally by the Company and are secured in the form of mortgages on certain wholly-owned assets and pledges of equity interests held by certain of the Company’s subsidiaries. The new credit facility bears interest at LIBOR plus a spread of 2.25% to 3.25% depending on Company’s overall leverage level. As of September 30, 2021, the borrowing rate was LIBOR plus 2.25%. As of September 30, 2021, borrowings under the facility were $130 million less unamortized deferred finance costs of $15.7 million for the revolving loan facility at a total interest rate of 3.69%. As of September 30, 2021, the Company's availability under the revolving loan facility for additional borrowings was $394.7 million.

The Company drew the $175 million term loan facility in its entirety simultaneously with entering into the new credit agreement and subsequently paid off the remaining balance outstanding on the term loan facility with proceeds from the sale of Tucson La Encantada.
Concurrently with entering into the new credit agreement, the Company repaid $985 million of debt, which included terminating and repaying all amounts outstanding under its prior revolving line of credit facility. The Company had four interest rate swap agreements that effectively converted a total of $400 million of the outstanding balance under the prior credit agreement from floating rate debt of LIBOR plus 1.65% to fixed rate debt of 4.50% until September 30, 2021. These swaps were hedged against the Santa Monica Place floating rate loan and a portion of the Green Acres Commons floating rate loan and effectively converted the Santa Monica Place loan and a majority of the Green Acres Commons loan to fixed rate debt through September 30, 2021. The Company did not renew the swaps that expired on September 30, 2021 and, as a result, on October 1, 2021, the Santa Monica Place and Green Acres Commons loans reverted back to floating rate loans with an effective interest rate of 1.81% and 3.1%, respectively, as of such date (See Note 5 – Derivative Instruments and Hedging Activities and Note 10 – Mortgage Notes Payable in the Company’s Notes to the Consolidated Financial Statements).
Cash dividends and distributions for the nine months ended September 30, 2021 were $104.5 million, which were funded by operations.
At September 30, 2021, the Company was in compliance with all applicable loan covenants under its agreements.
At September 30, 2021, the Company had cash and cash equivalents of $117.6 million.
Off-Balance Sheet Arrangements:
The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the consolidated balance sheets of the Company as investments in unconsolidated joint ventures.
As of September 30, 2021, one of the Company's joint ventures had $50.0 million of debt that could become recourse to the Company should the joint venture be unable to discharge the obligation of the related debt.
Additionally, as of September 30, 2021, the Company was contingently liable for $40.9 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. As of September 30, 2021, $40.6 million of these letters of credit were secured by restricted cash. The Company does not believe that these letters of credit will result in a liability to the Company.
Contractual Obligations:
The following is a schedule of contractual obligations as of September 30, 2021 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)(1)	$5,377,989	$657,110	$1,750,045	$981,389	$1,989,445
Lease liabilities(2)	173,529	6,387	29,258	22,056	115,828
Purchase obligations(3)	2,920	2,920	—	—	—
Other long-term liabilities	193,053	121,061	28,199	13,744	30,049
	$5,747,491	$787,478	$1,807,502	$1,017,189	$2,135,322
__________________________________________________________
(1)Interest payments on floating rate debt were based on rates in effect at September 30, 2021.
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
The Company also presents FFO excluding financing expense in connection with Chandler Freehold and loss on extinguishment of debt.
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

The following reconciles net income (loss) attributable to the Company to FFO and FFO—diluted attributable to common stockholders and unit holders-basic and diluted, excluding financing expense in connection with Chandler Freehold and loss on extinguishment of debt for the nine months ended September 30, 2021 and 2020 (dollars and shares in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to the Company	$106,702	$(22,191)	$31,333	$(39,785)
Adjustments to reconcile net income (loss) attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted:
Noncontrolling interests in the Operating Partnership	5,922	(1,618)	1,653	(2,912)
(Gain) loss on sale or write down of assets, net—consolidated assets	(118,566)	(11,786)	(93,356)	28,784
Add: noncontrolling interests share of (loss) gain on sale or write down of assets—consolidated assets	(2)	929	5,853	929
Add: gain on sale of undepreciated assets—consolidated assets	95	12,362	19,913	12,402
Less: noncontrolling interests share of gain of undepreciated assets—consolidated assets	(4)	—	(6,089)	—
Loss on write-down of non-real estate assets—consolidated assets	—	(1,361)	(2,200)	(4,154)
(Gain) loss on sale or write down of assets—unconsolidated joint ventures, net(1)	(38)	71	41	77
Add: gain on sale of undepreciated assets—unconsolidated joint ventures	38	—	38	—
Depreciation and amortization—consolidated assets	75,465	78,605	231,491	241,112
Less: noncontrolling interests in depreciation and amortization—consolidated assets	(4,173)	(3,855)	(13,333)	(11,472)
Depreciation and amortization—unconsolidated joint ventures(1)	44,905	50,775	138,137	146,702
Less: depreciation on personal property	(3,246)	(3,460)	(9,933)	(11,662)
FFO attributable to common stockholders and unit holders—basic and diluted	107,098	98,471	303,548	360,021
Financing expense in connection with Chandler Freehold	(6,723)	(15,104)	(25)	(93,437)
FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold—basic and diluted	100,375	83,367	303,523	266,584
Loss on extinguishment of debt—consolidated assets	1,007	—	1,007	—
FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold and loss on extinguishment of debt—basic and diluted	$101,382	$83,367	$304,530	$266,584
Weighted average number of FFO shares outstanding for:
FFO attributable to common stockholders and unit holders—basic(2)	223,033	160,509	202,877	155,694
Adjustments for impact of dilutive securities in computing FFO—diluted:
Share and unit based compensation plans	—	—	—	—
Weighted average number of FFO shares outstanding for FFO attributable to common stockholders and unit holders—basic and diluted(2)	223,033	160,509	202,877	155,694
(1)     Unconsolidated joint ventures are presented at the Company's pro rata share.
(2)     Calculated based upon basic net income as adjusted to reach basic FFO. Includes 9.8 million and 10.9 million OP Units for the three months ended September 30, 2021 and 2020, respectively, and 10.2 million and 10.6 million for the nine months ended September 30, 2021 and 2020, respectively.
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
The following table sets forth information as of September 30, 2021 concerning the Company's long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the twelve months ending September 30,
	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long-term debt:
Fixed rate(1)	$479,813	$663,318	$471,219	$607,334	$214,621	$1,785,000	$4,221,305	$4,124,283
Average interest rate	4.57%	4.19%	4.41%	3.49%	3.49%	3.92%	4.01%
Floating rate	—	37,820	317,102	—	—	—	354,922	354,892
Average interest rate	—%	3.07%	3.39%	—%	—%	—%	3.35%
Total debt—Consolidated Centers	$479,813	$701,138	$788,321	$607,334	$214,621	$1,785,000	$4,576,227	$4,479,175
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long-term debt (at Company's pro rata share):
Fixed rate	$152,530	$673,865	$372,033	$34,504	$551,102	$1,224,921	$3,008,955	$2,963,119
Average interest rate	3.98%	3.52%	4.08%	3.84%	3.83%	3.88%	3.82%
Floating rate	33,907	—	10,802	55,060	—	—	99,769	95,855
Average interest rate	2.09%	—%	1.98%	1.79%	—%	—%	1.91%
Total debt—Unconsolidated Joint Venture Centers	$186,437	$673,865	$382,835	$89,564	$551,102	$1,224,921	$3,108,724	$3,058,974
(1)    The notional amount of the swaps that were previously hedged against the Company's prior revolving line of credit are now hedged against the Santa Monica Place floating rate debt and a portion of Green Acres Commons floating rate debt effectively converting the Santa Monica Place loan and a majority of the Green Acres Commons loan to fixed rate debt through September 30, 2021. The Company did not renew the swaps and, as a result, on October 1, 2021, these loans reverted back to floating interest rate loans (See Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements).
The Consolidated Centers' total fixed rate debt at each of September 30, 2021 and December 31, 2020 was $4.2 billion. The average interest rate on the fixed rate debt at September 30, 2021 and December 31, 2020 was 4.01% and 3.98%, respectively. The Consolidated Centers' total floating rate debt at each of September 30, 2021 and December 31, 2020 was $0.4 billion and $1.7 billion, respectively. The average interest rate on the floating rate debt at September 30, 2021 and December 31, 2020 was 3.35% and 2.08%, respectively.
The Company's pro rata share of the unconsolidated joint venture Centers' fixed rate debt at each of September 30, 2021 and December 31, 2020 was $3.0 billion. The average interest rate on the fixed rate debt at September 30, 2021 and December 31, 2020 was 3.82%. The Company's pro rata share of the unconsolidated joint venture Centers' floating rate debt at September 30, 2021 and December 31, 2020 was $99.8 million and $70.5 million, respectively. The average interest rate on the floating rate debt at September 30, 2021 and December 31, 2020 was 1.91% and 2.02%, respectively.
The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value. Interest rate cap agreements offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements effectively replace a floating rate on the notional amount with a fixed rate as noted above. These swap agreements expired on September 30, 2021 and have not been renewed by the Company. As of September 30, 2021, the Company has one interest rate cap agreement and four interest rate swap agreements in place (See Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements).

In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $4.5 million per year based on $0.5 billion of floating rate debt outstanding at September 30, 2021.
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
Item 4.    Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of September 30, 2021, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2021 to July 31, 2021	—	$—	—	$278,707,048
August 1, 2021 to August 31, 2021	—	—	—	$278,707,048
September 1, 2021 to September 30, 2021	—	—	—	$278,707,048
Total	—	$—	—
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
10.1
First Amendment to Credit Agreement, dated as of July 27, 2021, by and among the Company, as guarantor, the Partnership, as borrower, certain subsidiary guarantors, and Deutsche Bank AG New York Branch, as administrative agent for the lenders (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

Exhibit Number	Description
31.1	Section 302 Certification of Thomas O'Hern, Chief Executive Officer
31.2	Section 302 Certification of Scott Kingsmore, Chief Financial Officer
32.1**	Section 906 Certifications of Thomas O'Hern and Scott Kingsmore
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).

** Furnished herewith.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MACERICH COMPANY
		By:	/s/ SCOTT W. KINGSMORE
Scott W. Kingsmore
Senior Executive Vice President, Treasurer and Chief Financial Officer
Date:	November 8, 2021		(Principal Financial Officer)