Form 10-K
period 2021-12-31
MACERICH CO
filed 2022-02-25
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $3.8 billion as of the last business day of the registrant's most recently completed second fiscal quarter based upon the price at which the common stock was last sold on that day.
Number of shares outstanding of the registrant's common stock, as of February 24, 2022: 214,519,464 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual stockholders meeting to be held in 2022 are incorporated by reference into Part III of this Form 10-K.

THE MACERICH COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2021

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
Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or the industry to differ materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, as well as national, regional and local economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of current and prospective tenants, anchor or tenant bankruptcies, closures, mergers or consolidations, lease rates, terms and payments, interest rate fluctuations, availability, terms and cost of financing and operating expenses; adverse changes in the real estate markets including, among other things, competition from other companies, retail formats and technology, risks of real estate development and redevelopment, acquisitions and dispositions; the continuing adverse impact of the coronavirus (“COVID-19”) on the U.S., regional and global economies and the financial condition and results of operations of the Company and its tenants; the liquidity of real estate investments, governmental actions and initiatives (including legislative and regulatory changes); environmental and safety requirements; and terrorist activities or other acts of violence which could adversely affect all of the above factors. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results, including those made in "Item 1A. Risk Factors" of this Annual Report on Form 10-K, as well as our other reports filed with the Securities and Exchange Commission ("SEC"), which disclosures are incorporated herein by reference. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company does not intend, and undertakes no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.
ITEM 1.    BUSINESS
General
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). As of December 31, 2021, the Operating Partnership owned or had an ownership interest in 44 regional town centers and five community/power shopping centers. These 49 regional town centers and community/power shopping centers (which include any adjoining mixed-use improvements) consist of approximately 48 million square feet of gross leasable area (“GLA”) and are referred to herein as the “Centers”. The Centers consist of consolidated Centers (“Consolidated Centers”) and unconsolidated joint venture Centers (“Unconsolidated Joint Venture Centers”), as set forth in “Item 2. Properties,” unless the context otherwise requires.

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
Recent Developments
Dispositions:
On March 29, 2021, the Company sold Paradise Valley Mall in Phoenix, Arizona to a newly formed joint venture for $100 million, resulting in a gain on sale of assets of approximately $5.6 million. Concurrent with the sale, the Company elected to reinvest into the new joint venture at a 5% ownership interest. The Company used the $95.3 million of net proceeds from the sale to pay down its line of credit (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”).
On September 17, 2021, the Company sold Tucson La Encantada in Tucson, Arizona for $165.3 million, resulting in a gain on sale of assets of approximately $117.2 million. The Company used the net cash proceeds of approximately $100.1 million to pay down debt (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”).
On December 31, 2021, the Company assigned its joint venture interest in The Shops at North Bridge in Chicago, Illinois to its partner in the joint venture. The assignment included the assumption by the joint venture partner of the Company’s share of the debt owed by the joint venture and no cash consideration was received by the Company. The Company recognized a loss of approximately $28.3 million in connection with the assignment.
On December 31, 2021, the Company sold its joint venture interest in the undeveloped property at 443 North Wabash Avenue in Chicago, Illinois to its partner in the joint venture for $21.0 million. The Company recognized an immaterial gain in connection with the sale.
For the twelve months ended December 31, 2021, the Company and certain joint venture partners sold various land parcels in separate transactions, resulting in the Company’s share of the gain on sale of land of $19.6 million. The Company used its share of the proceeds from these sales of $46.5 million to pay down debt and for other general corporate purposes.
Financing Activities:
On January 22, 2021, the Company closed on a one-year extension for the Green Acres Mall $258.2 million loan to February 3, 2022, which also included a one-year extension option to February 3, 2023 which has been exercised. The interest rate remained unchanged, and the Company repaid $9 million of the outstanding loan balance at closing.
On March 25, 2021, the Company closed on a two-year extension for the Green Acres Commons $124.6 million loan to March 29, 2023. The interest rate is LIBOR plus 2.75% and the Company repaid $4.7 million of the outstanding loan balance at closing.
On April 14, 2021, the Company terminated its existing credit facility and entered into a new credit agreement, which provides for an aggregate $700 million facility, including a $525 million revolving loan facility that matures on April 14, 2023, with a one-year extension option, and a $175 million term loan facility that matures on April 14, 2024 (See "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”).
On October 26, 2021, the Company's joint venture in The Shops at Atlas Park replaced the existing loan on the property with a new $65 million loan that bears interest at a floating rate of LIBOR plus 4.15% and matures on November 9, 2026, including extension options. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 3.0% through November 7, 2023.

On February 2, 2022, the Company’s joint venture in FlatIron Crossing replaced the existing $197 million loan on the property with a new $175 million loan that bears interest at SOFR plus 3.45% and matures on February 9, 2027, including extension options. The loan is covered by an interest rate cap agreement that effectively prevents SOFR from exceeding 4.0% through February 15, 2024.
Redevelopment and Development Activities:
The Company's joint venture with Hudson Pacific Properties is redeveloping One Westside into 584,000 square feet of creative office space and 96,000 square feet of dining and entertainment space. The entire creative office space has been leased to Google and is expected to be completed in 2022. During the fourth quarter of 2021, the joint venture delivered the office space to Google for tenant improvement work, which Google has commenced. The total cost of the project is estimated to be between $500.0 million and $550.0 million, with $125.0 million to $137.5 million estimated to be the Company's pro rata share. The Company has incurred $106.9 million of the total $427.7 million incurred by the joint venture as of December 31, 2021. The joint venture expects to fund the remaining costs of the development with its $414.6 million construction loan.
The Company has a 50/50 joint venture with Simon Property Group, which was initially formed to develop Los Angeles Premium Outlets, a premium outlet center in Carson, California. The Company has funded $41.4 million of the total $82.8 million incurred by the joint venture as of December 31, 2021.
In connection with the closures and lease rejections of several Sears stores owned or partially owned by the Company, the Company anticipates spending between $130.0 million to $160.0 million at the Company’s pro rata share to redevelop the Sears stores. The anticipated openings of such redevelopments are expected to occur over several years. The estimated range of redevelopment costs could increase if the Company or its joint venture decides to expand the scope of the redevelopments. The Company has funded $40.9 million at its pro rata share as of December 31, 2021.
Other Transactions and Events:
In March 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. As a result, all of the markets that the Company operates in were subject to stay-at-home orders, and the majority of its properties were temporarily closed in part or completely. Following staggered re-openings during 2020, all Centers have been open and operating since October 7, 2020. As of the date of this Annual Report on Form 10-K, government-imposed capacity restrictions resulting from COVID-19 have been essentially eliminated across the Company’s markets. Although overall fundamentals at the Centers continued to improve during 2021, the Company expects that the COVID-19 pandemic, including the emergence of new variants, will continue to negatively impact its results for 2022 due, in part, to reduced occupancy relative to pre-COVID levels and additional Anchor closures, among other factors. See “Outlook” in Results of Operations for a further discussion of the forward-looking impact of COVID-19 and the Company’s strategic plan to mitigate the anticipated negative impact on its financial condition and results of operations.
The Company declared a cash dividend of $0.15 per share of its common stock for each quarter in the year ended December 31, 2021. On January 27, 2022, the Company declared a first quarter cash dividend of $0.15 per share of its common stock, which will be paid on March 3, 2022 to stockholders of record on February 18, 2022. The dividend amount will be reviewed by the Board on a quarterly basis.
In connection with the commencement of separate "at the market" offering programs, on each of February 1, 2021 and March 26, 2021, which are referred to as the "February 2021 ATM Program" and the "March 2021 ATM Program," respectively, and collectively as the "ATM Programs," the Company entered into separate equity distribution agreements with certain sales agents pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500 million under each of the February 2021 ATM Program and the March 2021 ATM Program, or a total of $1 billion under the ATM Programs. As of December 31, 2021, the Company had approximately $151.7 million of gross sales of its common stock available under the March 2021 ATM Program. The February 2021 ATM Program was fully utilized as of June 30, 2021 and is no longer active.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a further discussion of the Company’s anticipated liquidity needs, and the measures taken by the Company to meet those needs.
The Shopping Center Industry
General:
There are several types of retail shopping centers, which are differentiated primarily based on size and marketing strategy. Regional shopping centers generally contain in excess of 400,000 square feet of GLA and are typically anchored by two or more department or large retail stores ("Anchors") and are referred to as "Regional Town Centers" or "Malls." Regional

Town Centers also typically contain numerous diversified retail stores ("Mall Stores"), most of which are national or regional retailers typically located along corridors connecting the Anchors. "Strip centers", "urban villages" or "specialty centers" ("Community/Power Shopping Centers") are retail shopping centers that are designed to attract local or neighborhood customers and are typically anchored by one or more supermarkets, discount department stores and/or drug stores. Community/Power Shopping Centers typically contain 100,000 to 400,000 square feet of GLA. Outlet Centers generally contain a wide variety of designer and manufacturer stores, often located in an open-air center, and typically range in size from 200,000 to 850,000 square feet of GLA ("Outlet Centers"). In addition, freestanding retail stores are located along the perimeter of the shopping centers ("Freestanding Stores"). Mall Stores and Freestanding Stores over 10,000 square feet of GLA are also referred to as "Big Box." Anchors, Mall Stores, Freestanding Stores and other tenants typically contribute funds for the maintenance of the common areas, property taxes, insurance, advertising and other expenditures related to the operation of the shopping center.
Regional Town Centers:
A Regional Town Center draws from its trade area by offering a variety of fashion merchandise, hard goods and services and entertainment, often in an enclosed, climate controlled environment with convenient parking. Regional Town Centers provide an array of retail shops and entertainment facilities and often serve as the town center and a gathering place for community, charity and promotional events.
Regional Town Centers have generally provided owners with relatively stable income despite the cyclical nature of the retail business. This stability is due both to the diversity of tenants and to the typical dominance of Regional Town Centers in their trade areas.
Regional Town Centers have different strategies with regard to price, merchandise offered and tenant mix, and are generally tailored to meet the needs of their trade areas. Anchors are located along common areas in a configuration designed to maximize consumer traffic for the benefit of the Mall Stores. Mall GLA, which generally refers to GLA contiguous to the Anchors for tenants other than Anchors, is leased to a wide variety of smaller retailers. Mall Stores typically account for the majority of the revenues of a Regional Town Center.
Business of the Company
Strategy:
The Company has a long-term four-pronged business strategy that focuses on the acquisition, leasing and management, redevelopment and development of Regional Town Centers.
Acquisitions.    The Company principally focuses on well-located, quality Regional Town Centers that can be dominant in their trade area and have strong revenue enhancement potential. In addition, the Company pursues other opportunistic acquisitions of property that include retail and will complement the Company's portfolio such as Outlet Centers. The Company subsequently seeks to improve operating performance and returns from these properties through leasing, management and redevelopment. Since its initial public offering, the Company has acquired interests in shopping centers nationwide. The Company believes that it is geographically well positioned to cultivate and maintain ongoing relationships with potential sellers and financial institutions and to act quickly when acquisition opportunities arise.
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
On a selective basis, the Company provides property management and leasing services for third parties. The Company currently manages two regional town centers and two community centers for third party owners on a fee basis.

Redevelopment.    One of the major components of the Company's growth strategy is its ability to redevelop acquired properties. On a selective basis, the Company's business strategy may include mixed-use densification to maximize space at the Company’s Regional Town Centers, including by developing available land at the Regional Town Centers or by demolishing underperforming department store boxes and redeveloping the land. For this reason, the Company has built a staff of redevelopment professionals who have primary responsibility for identifying redevelopment opportunities that they believe will result in enhanced long-term financial returns and market position for the Centers. The redevelopment professionals oversee the design and construction of the projects in addition to obtaining required governmental approvals (See "Redevelopment and Development Activities" in Recent Developments).
Development.    The Company pursues ground-up development projects on a selective basis. The Company has supplemented its strong acquisition, operations and redevelopment skills with its ground-up development expertise to further increase growth opportunities.
The Centers:
As of December 31, 2021, the Centers primarily included 44 Regional Town Centers and five Community/Power Shopping Centers totaling approximately 48 million square feet of GLA. These 49 Centers average approximately 911,000 square feet of GLA and range in size from 3.3 million square feet of GLA at Tysons Corner Center to 185,000 square feet of GLA at Boulevard Shops. As of December 31, 2021, the Centers primarily included 163 Anchors totaling approximately 21.8 million square feet of GLA and approximately 5,000 Mall Stores and Freestanding Stores totaling approximately 23.6 million square feet of GLA.
Competition:
Numerous owners, developers and managers of malls, shopping centers and other retail-oriented real estate compete with the Company for the acquisition of properties and in attracting tenants or Anchors to occupy space. There are a number of other publicly traded mall companies and several large private mall companies in the United States, any of which under certain circumstances could compete against the Company for an Anchor or a tenant. In addition, these companies, as well as other REITs, private real estate companies or investors compete with the Company in terms of property acquisitions. This results in competition both for the acquisition of properties or centers and for tenants or Anchors to occupy space. Competition for property acquisitions may result in increased purchase prices and may adversely affect the Company's ability to make suitable property acquisitions on favorable terms. The existence of competing shopping centers could have a material adverse impact on the Company's ability to lease space and on the level of rents that can be achieved. There is also increasing competition from other retail formats and technologies, such as lifestyle centers, power centers, outlet centers and online retail shopping that could adversely affect the Company's revenues.
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
Major Tenants:
For the year ended December 31, 2021, the Centers derived approximately 72% of their total rents from Mall Stores and Freestanding Stores under 10,000 square feet and 28% of their total rents from Big Box and Anchor tenants. Total rents as set forth in "Item 1. Business" include minimum rents and percentage rents.

The following retailers (including their subsidiaries) represent the 10 largest tenants in the Centers based upon total rents in place as of December 31, 2021:

Tenant	Primary DBAs	Number of Locations in the Portfolio	% of Total Rents
Best Buy Co., Inc.	Best Buy	7	2.4%
H & M Hennes & Mauritz L.P.	H&M	27	2.4%
Foot Locker, Inc.	Champs Sports, Foot Locker, Kids Foot Locker, Lady Foot Locker, Foot Action, House of Hoops, and others	71	2.3%
SPARC Group	Aeropostale, Brooks Brothers, Eddie Bauer, Forever 21, Lucky Brands, Nautica	72	2.1%
Victoria's Secret & Co.	Victoria's Secret, PINK	48	2.1%
Gap, Inc., The	Athleta, Banana Republic, Gap, Gap Kids, Old Navy, and others	41	1.9%
Signet Jewelers Limited	Kay Jewelers, Jared, Piercing Pagoda, Zales, and others	94	1.8%
Dick's Sporting Goods, Inc.	Dick's Sporting Goods	17	1.7%
American Eagle Outfitters, Inc.	American Eagle Outfitters, Aerie	37	1.4%
Abercrombie & Fitch Co.	Abercrombie & Fitch, Hollister Co.	44	1.2%

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
Tenant space of 10,000 square feet and under in the Company's portfolio at December 31, 2021 comprises approximately 63% of all Mall Store and Freestanding Store space. The Company uses tenant spaces of 10,000 square feet and under for comparing rental rate activity because this space is more consistent in terms of shape and configuration and, as such, the Company is able to provide a meaningful comparison of rental rate activity for this space. Mall Store and Freestanding Store space greater than 10,000 square feet is inconsistent in size and configuration throughout the Company's portfolio and as a result does not lend itself to a meaningful comparison of rental rate activity with the Company's other space. Much of the non-Anchor space over 10,000 square feet is not physically connected to the mall, does not share the same common area amenities and does not benefit from the foot traffic in the mall. As a result, space greater than 10,000 square feet has a unique rent structure that is inconsistent with mall space under 10,000 square feet.

The following tables set forth the average base rent per square foot for the Centers, as of December 31 for each of the past five years:
Mall Stores and Freestanding Stores under 10,000 square feet:

For the Years Ended December 31,	Avg. Base Rent Per Sq. Ft.(1)(2)	Avg. Base Rent Per Sq. Ft. on Leases Executed During the Year(2)(3)	Avg. Base Rent Per Sq. Ft. on Leases Expiring During the Year(2)(4)
Consolidated Centers (at the Company's pro rata share):
2021	$59.86	$56.39	$55.91
2020	$59.63	$48.06	$52.60
2019	$58.76	$53.29	$53.20
2018	$56.82	$54.00	$49.07
2017	$55.08	$57.36	$49.61
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2021	$66.12	$66.98	$60.48
2020	$66.34	$57.23	$52.62
2019	$65.67	$73.05	$65.22
2018	$63.84	$66.95	$59.49
2017	$60.99	$63.50	$55.50

Big Box and Anchors:

For the Years Ended December 31,	Avg. Base Rent Per Sq. Ft.(1)(2)	Avg. Base Rent Per Sq. Ft. on Leases Executed During the Year(2)(3)	Number of Leases Executed During the Year	Avg. Base Rent Per Sq. Ft. on Leases Expiring During the Year(2)(4)	Number of Leases Expiring During the Year
Consolidated Centers (at the Company's pro rata share):
2021	$17.26	$11.08	15	$8.57	15
2020	$17.58	$24.14	8	$11.03	10
2019	$16.51	$15.47	24	$10.37	11
2018	$15.29	$14.03	23	$16.83	13
2017	$14.13	$18.19	24	$14.85	21
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2021	$16.72	$27.71	11	$37.45	15
2020	$17.18	$39.81	10	$27.31	15
2019	$17.20	$25.62	13	$19.28	8
2018	$17.40	$38.98	11	$38.20	7
2017	$16.87	$26.33	15	$33.25	8
_____________________

(1)Average base rent per square foot is based on spaces occupied as of December 31 for each of the Centers and gives effect to the terms of each lease in effect, as of such date, including any concessions, abatements and other adjustments or allowances that have been granted to the tenants.
(2)Centers under development and redevelopment are excluded from average base rents. As a result, the leases for Fashion District Philadelphia, Paradise Valley Mall and One Westside are excluded for the years ended December 31, 2020, 2019, 2018 and 2017. Also, the leases for Paradise Valley Mall and One Westside are excluded for the year ended December 31, 2021.

(3)The average base rent per square foot on leases executed during the year represents the actual rent paid on a per square foot basis during the first twelve months of the lease.
(4)The average base rent per square foot on leases expiring during the year represents the actual rent to be paid on a per square foot basis during the final twelve months of the lease.
Lease Expirations:
The following tables show scheduled lease expirations for Centers owned as of December 31, 2021 for the next ten years, assuming that none of the tenants exercise renewal options:
Mall Stores and Freestanding Stores under 10,000 square feet:

Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Leases Expiring(1)	% of Total Leased GLA Represented by Expiring Leases(1)	Ending Base Rent per Square Foot of Expiring Leases(1)	% of Base Rent Represented by Expiring Leases(1)
Consolidated Centers (at the Company's pro rata share):
2022	367	695,067	18.39%	$57.87	16.21%
2023	295	592,688	15.68%	$53.98	12.89%
2024	278	612,556	16.20%	$65.95	16.28%
2025	188	407,217	10.77%	$73.48	12.06%
2026	156	437,482	11.57%	$71.20	12.55%
2027	108	259,836	6.87%	$76.32	7.99%
2028	74	191,970	5.08%	$73.06	5.65%
2029	93	253,132	6.70%	$72.63	7.41%
2030	73	187,583	4.96%	$60.89	4.60%
2031	39	94,495	2.50%	$63.14	2.40%
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2022	233	263,995	14.00%	$63.61	12.06%
2023	179	276,752	14.68%	$60.31	11.99%
2024	188	252,397	13.39%	$69.24	12.55%
2025	156	215,375	11.42%	$74.89	11.58%
2026	176	250,251	13.27%	$79.86	14.35%
2027	111	177,893	9.44%	$80.52	10.29%
2028	103	166,510	8.83%	$85.76	10.26%
2029	72	89,764	4.76%	$83.41	5.38%
2030	59	80,683	4.28%	$91.83	5.32%
2031	45	68,514	3.63%	$73.26	3.61%

Big Boxes and Anchors:

Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Leases Expiring(1)	% of Total Leased GLA Represented by Expiring Leases(1)	Ending Base Rent per Square Foot of Expiring Leases(1)	% of Base Rent Represented by Expiring Leases(1)
Consolidated Centers (at the Company's pro rata share):
2022	14	413,323	5.05%	$32.15	8.58%
2023	26	648,519	7.92%	$18.65	7.81%
2024	28	673,305	8.22%	$25.45	11.06%
2025	32	1,154,741	14.10%	$13.38	9.98%
2026	28	1,573,930	19.21%	$10.66	10.83%
2027	26	892,515	10.90%	$24.72	14.24%
2028	15	794,611	9.70%	$16.67	8.55%
2029	11	199,553	2.44%	$23.11	2.98%
2030	11	291,507	3.56%	$19.24	3.62%
2031	9	411,117	5.02%	$22.39	5.94%
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2022	12	311,535	8.57%	$15.81	7.40%
2023	21	239,180	6.58%	$27.50	9.88%
2024	23	297,123	8.17%	$36.03	16.08%
2025	22	747,922	20.57%	$10.92	12.27%
2026	19	324,360	8.92%	$30.82	15.02%
2027	13	222,406	6.12%	$25.71	8.59%
2028	11	462,853	12.73%	$12.34	8.58%
2029	8	284,559	7.82%	$13.07	5.59%
2030	5	251,601	6.92%	$5.60	2.12%
2031	6	295,933	8.14%	$11.21	4.98%
_______________________________________________________________________________

(1)The ending base rent per square foot on leases expiring during the period represents the final year minimum rent, on a cash basis, for tenant leases expiring during the year.
Anchors:
Anchors have traditionally been a major factor in the public's identification with Regional Town Centers. Anchors are generally department stores whose merchandise appeals to a broad range of shoppers. Although the Centers receive a smaller percentage of their operating income from Anchors than from Mall Stores and Freestanding Stores, strong Anchors play an important part in maintaining customer traffic and making the Centers desirable locations for Mall Store and Freestanding Store tenants.
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
Anchors accounted for approximately 6.4% of the Company's total rents for the year ended December 31, 2021.

The following table identifies each Anchor, each parent company that owns multiple Anchors and the number of square feet owned or leased by each such Anchor or parent company in the Company's portfolio at December 31, 2021.

Name	Number of Anchor Stores	GLA Owned by Anchor	GLA Leased by Anchor	Total GLA Occupied by Anchor
Macy's Inc.
Macy's	34	4,402,000	1,931,000	6,333,000
Bloomingdale's	1	—	253,000	253,000
	35	4,402,000	2,184,000	6,586,000
JCPenney	25	1,641,000	2,090,000	3,731,000
Dillard's	12	1,915,000	257,000	2,172,000
Nordstrom	8	267,000	1,079,000	1,346,000
Dick's Sporting Goods	16	—	1,048,000	1,048,000
Target(1)	5	304,000	368,000	672,000
Forever 21	5	—	469,000	469,000
Home Depot	3	—	395,000	395,000
Primark(2)	6	—	348,000	348,000
Burlington	4	187,000	140,000	327,000
Costco	2	—	321,000	321,000
Von Maur	2	187,000	—	187,000
Walmart	1	—	173,000	173,000
Shoppers World	2	—	170,000	170,000
La Curacao	1	—	165,000	165,000
Boscov's	1	—	161,000	161,000
Scheels All Sports(3)	1	144,000	—	144,000
Belk	2	—	139,000	139,000
BJ's Wholesale Club	1	—	123,000	123,000
Lowe's	1	—	114,000	114,000
Neiman Marcus	1	—	100,000	100,000
Hudson Bay Company
Saks Fifth Avenue	1	—	92,000	92,000
Kohl's	1	—	84,000	84,000
Mercado de los Cielos	1	—	78,000	78,000
Best Buy	1	66,000	—	66,000
Des Moines Area Community College	1	64,000	—	64,000
Vacant Anchors(4)	23	149,000	2,249,000	2,398,000
	162	9,326,000	12,347,000	21,673,000
Anchors at Centers not owned by the Company(5):
Kohl's	1	—	83,000	83,000
Total	163	9,326,000	12,430,000	21,756,000
_______________________________

(1)Target has announced plans to open a three-level 90,000 square foot store at Kings Plaza.
(2)Primark has announced plans to open two new two-level stores at Green Acres Mall and Tysons Corner Center.
(3)Scheels All Sports has announced plans to expand and build a two-level, 222,000 square foot store at Chandler Fashion Center utilizing the vacant 144,000 square foot location formerly occupied by Nordstrom. The store is anticipated to open in fall 2023.
(4)The Company is actively seeking replacement tenants or has entered into replacement leases for many of these vacant sites and/or is currently executing on or considering redevelopment opportunities for these locations. The Company continues to collect rent under the terms of an agreement regarding four of these vacant Anchors.
(5)The Company owns an office building and four stores located at shopping centers not owned by the Company. Of these four stores, one is leased to Kohl's, and three have been leased for non-Anchor usage.

Governmental Regulations
Compliance with various governmental regulations has an impact on the Company’s business, including its capital expenditures, earnings and competitive position, which can be material. The Company incurs costs to monitor, and takes actions to comply with, governmental regulations that are applicable to its business, which include, among others, federal securities laws and regulations, applicable stock exchange requirements, REIT and other tax laws and regulations, environmental and health and safety laws and regulations, local zoning, usage and other regulations relating to real property, the Americans with Disabilities Act of 1990 (the "ADA") and related laws and regulations.
See “Item 1A. Risk Factors” for a discussion of material risks to the Company, including, to the extent material, to its competitive position, relating to governmental regulations, and see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” together with the Company’s Consolidated Financial Statements, including the related notes included therein, for a discussion of material information relevant to an assessment of the Company’s financial condition and results of operations, including, to the extent material, the effects that compliance with governmental regulations may have upon its capital expenditures and earnings.
Insurance
Each of the Centers has comprehensive liability, fire, extended coverage and rental loss insurance with insured limits customarily carried for similar properties. The Company does not insure certain types of losses (such as losses from wars), because they are either uninsurable or not economically insurable. In addition, while the Company or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in California, the policies are subject to a deductible equal to 5% of the total insured value of each Center, a $148,000 per occurrence minimum and a combined annual aggregate loss limit of $100 million on these Centers. The Company or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in the Pacific Northwest and in the New Madrid Seismic Zone. However, the policies are subject to a deductible equal to 2% of the total insured value of each Center, a $114,000 per occurrence minimum and a combined annual aggregate loss limit of $100 million on these Centers. While the Company or the relevant joint venture also carry standalone terrorism insurance on the Centers, the policies are subject to a $25,000 deductible and a combined annual aggregate loss limit of $1.0 billion. Each Center has environmental insurance covering eligible third-party losses, remediation and non-owned disposal sites, subject to a $100,000 retention and a $50 million three-year aggregate loss limit, with the exception of one Center, which has a $5 million ten-year aggregate loss limit and another Center, which has a $20 million ten-year aggregate loss limit. Some environmental losses are not covered by this insurance because they are uninsurable or not economically insurable. Furthermore, the Company carries title insurance on substantially all of the Centers for generally less than their full value.
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
Employees and Human Capital
As of December 31, 2021, the Company had approximately 640 employees, of which 639 were full-time and one was part-time. The Company believes that relations with its employees are good.
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
Diversity and Inclusion: The Company recognizes the value in strengthening its workforce with diverse thought, ideas and people and maintains employment policies that comply with federal, state and local labor laws. As an equal opportunity employer, it is committed to diversity, recognition and inclusion and rewards its employees based on merit and their contributions in accordance with the principles and requirements of the Equal Employment Opportunities Commission and the principles and requirements of the ADA. The Company’s policies set forth its commitment to provide equal employment opportunity and to recruit, hire and promote at all levels without regard to race, national origin, religion, age, color, sex, sexual orientation, gender identity, disability, protected veteran status or any other characteristic protected by local, state or federal laws. As of December 31, 2021, approximately 58% and 28% of the Company’s employees were female and non-white, respectively.
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
•scholarship program to help fund post high-school education for dependents of employees;
•Company-sponsored donor advised fund to support philanthropic efforts of employees, which provides a Company matching program and paid time off program for philanthropic volunteerism;
•paid time off for volunteer efforts; and
•paid time off for employees to bond with a new child.
Employee Training and Professional Development: The Company values the professional development of its employees and seeks to foster their talent and growth by providing training and education at all levels. In addition to training programs geared towards specific job functions, the Company offers training related to company policies, diversity, skill development, privacy and cybersecurity. In 2020, the Company launched its first-ever diversity, equity and inclusion (“DE&I”) training module designed to broaden employee understanding of DE&I and how embracing of diversity furthers organizational goals. The Company believes these training and development opportunities support workforce retention. As of December 31, 2021, the average tenure of the Company’s employees is approximately 11.6 years and that of the Company’s senior management is 20 years. In 2021, the Company’s workforce turnover rate was 13%, which includes all employees.
Employee Health and Safety: The Company is also committed to ensuring that the operations at all of its Centers and corporate offices are conducted in a manner that safeguards the health and safety of employees, tenants, contractors, customers and members of the public who are either present at, or affected by, its operations. This commitment became supremely important as a result of the unique challenges posed by the COVID-19 pandemic and the Company continues to work with all stakeholders to mitigate the pandemic’s impact. The Company has developed and implemented a long list of operational protocols at each of its Centers and its offices that meet or exceed recommendations from the Centers for Disease Control and Prevention and are designed to ensure the safety of its employees, tenants, service providers and shoppers. All of the Company’s retail properties achieved SafeGuard certification from Bureau Veritas, an internationally recognized testing and certification board. This program is considered to be the gold standard audit for disinfection, cleaning and COVID-19 safety protocols. See “Item 7. Management’s Discussion And Analysis of Financial Condition And Results of Operations—Management’s Overview and Summary—Other Transactions and Events.”
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
Sustainability
A recognized leader in sustainability, the Company has achieved the #1 GRESB ranking in the North American Retail Sector for seven straight years 2015 – 2021. Additional information about the Company’s Environmental, Social and

Governance programs can be obtained from the Company's website at www.macerich.com. Information provided on the Company's website is not incorporated by reference into this Form 10-K.
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
Compensation Committee Charter
Executive Committee Charter
Nominating and Corporate Governance Committee Charter
You may also request copies of any of these documents by writing to:
Attention: Corporate Secretary
The Macerich Company
401 Wilshire Blvd., Suite 700
Santa Monica, CA 90401

 ITEM 1A.    RISK FACTORS
Set forth below are the risks that we believe are material to our investors and they should be carefully considered. Those risks are not all of the risks we face, and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements in “Important Factors Related To Forward-Looking Statements.” For purposes of this “Risk Factor” section, Centers wholly owned by us are referred to as “Wholly Owned Centers” and Centers that are partly but not wholly owned by us are referred to as “Joint Venture Centers.”
RISKS RELATED TO OUR BUSINESS AND PROPERTIES
The novel coronavirus (“COVID-19”) has caused, and could continue to cause, disruptions in the U.S., regional and global economies and has impacted, and could continue to materially and adversely impact, the Company’s financial condition and results of operations and the financial condition and results of operations of its tenants.
The COVID-19 pandemic, including the emergence of various variants, has caused, and could continue to cause, widespread disruptions to the United States and global economy and has contributed, and may continue to contribute, to significant volatility and negative pressure in financial markets. The extent to which COVID-19, or any future pandemic, epidemic or outbreak of any other highly infectious disease, impacts the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the emergence and characteristics of new variants, the actions taken to contain the pandemic or mitigate its impact, including the adoption, administration and effectiveness of available COVID-19 vaccines, and the direct and indirect economic effects of the pandemic and containment measures, among others. Nevertheless, COVID-19 has, and may continue to, adversely affect our business, financial condition and results of operations, and it may also have the effect of heightening many of the risks described in this “Risk Factors” section, including:
•a complete or partial closure of, or other operational issues at, one or more of our Centers resulting from government or tenant action, which has caused or could continue to cause subsequent closures of previously re-opened Centers, which has adversely affected, and could continue to adversely effect, our operations and those of our tenants;
•reduced economic activity impacting the businesses, financial condition and liquidity of our tenants, which has caused and could continue to cause, one or more of our tenants, including one or more of our Anchors, to be unable to meet their obligations to us in full, or at all, to otherwise seek modifications of such obligations, including, deferrals or reductions of rental payments, or to declare bankruptcy;

•decreased levels of consumer spending and consumer confidence during the pandemic, as well as a decrease in traffic at our Centers, which has affected, and could continue to affect, the ability of the Centers to generate sufficient revenues to meet operating and other expenses in the short-term and could also accelerate a shift to online retail shopping, which, if sustained could result in prolonged decreases in revenue at the Centers even after the immediate impact of the pandemic is resolved;
•inability to renew leases, lease vacant space, including vacant space from tenant bankruptcies and defaults, or re-let space as leases expire on favorable terms, or at all, which could result in lower rental payments or reduced occupancy levels, or could cause interruptions or delays in the receipt of rental payments;
•the closure of Anchors at one or more of our properties, has triggered, and future closures could trigger, co-tenancy lease clauses within one or more of our leases at such properties and any future closures could potentially lead to a decline in revenue and occupancy;
•state, local or industry-initiated efforts, such as a rent freeze for tenants or a suspension of a landlord’s ability to enforce evictions, which has affected, and could continue to affect, our ability to collect rent or enforce remedies for the failure to pay rent;
•disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which has made, and could continue to make, it difficult for us to access debt and equity capital on attractive terms, or at all, and could also impact our ability to fund business activities, repay debt on a timely basis and renew, extend or replace our credit facility prior to its maturity date at all or on terms that are favorable to us;
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
•a general decline in business activity and demand for real estate transactions, which could adversely affect our ability or desire to make strategic acquisitions or dispositions; and
•uncertainty as to whether government authorities will maintain the relaxation of current restrictions on businesses in the regions in which our properties are located, if such restrictions have been relaxed at all, and whether government authorities will impose (or suggest) requirements on landlords, such as us, to further enhance health and safety protocols, or whether we will voluntarily adopt any such requirements ourselves, which could result in increased operating costs and demands on our property management teams to ensure compliance with any such requirements.
If these and potential other disruptions caused by COVID-19 continue, our business could continue to be adversely affected.
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
A significant percentage of our Centers are located in California, New York and Arizona. To the extent that weak economic or real estate conditions or other factors affect California, New York and Arizona or any region in which we have a high concentration of properties more severely than other areas of the country, our financial performance could be negatively impacted.
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
There is also increasing competition for tenants and shoppers from other retail formats and technologies, such as lifestyle centers, power centers, outlet centers and online retail shopping that could adversely affect our revenues. The increased popularity of digital and mobile technologies has accelerated the transition of a percentage of market share from shopping at physical stores to web-based shopping, and the ongoing COVID-19 pandemic and restrictions intended to prevent its spread have significantly increased the utilization of e-commerce and may, particularly in certain market segments, accelerate the sustained shift to online retail shopping. If we are unsuccessful in adapting our business to evolving consumer purchasing habits it may have a material adverse impact on our financial condition and results of operations. Further, the increased utilization of online retail shopping, if sustained, may lead to the closure of underperforming stores by retailers, which could impact our occupancy levels and the rates that tenants are willing to pay to lease our space.
We may be unable to renew leases, lease vacant space or re-let space as leases expire on favorable terms or at all, or to the appropriate mix of tenants for the Centers, which could adversely affect our financial condition and results of operations.

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
Additionally, if we fail to identify and secure the right blend of tenants at our retail and mixed-use properties, including our properties under development or redevelopment, our Centers may not appeal to the communities they are intended to serve, which could reduce customer traffic and the operations of our tenants and adversely affect our financial condition and results of operations.

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
Furthermore, certain department stores and other national retailers have experienced, and may continue to experience, decreases in customer traffic in their retail stores, increased competition from alternative retail options such as e-commerce and other forms of pressure on their business models. If the in-store sales of retailers operating at our Centers decline significantly due to adverse economic conditions or for any other reason, tenants might be unable to pay their minimum rents or expense recovery charges. In the event of a default by a lessee, the affected Center may experience delays and costs in enforcing its rights as lessor.
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
Our business strategy also includes the selective development and construction of retail properties. On a selective basis, our business strategy may include mixed-use densification to maximize space at our Regional Town Centers, including by developing available land at our Regional Town Centers or by demolishing underperforming department store boxes and redeveloping the land. Any development, redevelopment and construction activities that we may undertake will be subject to the risks of real estate development, including lack of financing, construction delays, environmental requirements, budget overruns, sunk costs and lease-up. Furthermore, occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable. Real estate development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, and occupancy and other required governmental permits and authorizations. Additionally, if we elect to pursue a “mixed-use” redevelopment, we expose ourselves to risks associated with each non-retail use (e.g., office, residential, hotel and entertainment). If any of the above events occur, our ability to pay dividends to our stockholders and service our indebtedness could be adversely affected.
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
Each of the Centers have undergone Environmental Site Assessment-Phase I studies conducted by an environmental consultant. As a result of these assessments and other information, we are aware of certain environmental issues present at certain Centers or at properties neighboring certain Centers, such as asbestos containing materials (“ACMs”) (some of which may ultimately require removal under certain conditions, though the company has developed an operations and maintenance plan to manage ACMs), underground storage tanks (which are often present at or near Centers in connection with gasoline stations or automotive tire, battery and accessory services centers, and some of which may have leaked or are suspected to have leaked) and chlorinated hydrocarbons (such as perchloroethylene and its degradation byproducts, which have been detected at certain Centers and are often present in connection with tenant dry cleaning operations). These issues may result in potential environmental liability and cause us to incur costs in responding to these liabilities or in other costs associated with future investigation or remediation.

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
We face risks associated with climate change.
Due to changes in weather patterns caused by climate change, our properties in certain markets could experience increases in storm intensity and rising sea levels. Over time, climate change could result in volatile or decreased demand for retail space at some of our Centers or, in extreme cases, our inability to operate the properties at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) insurance on favorable terms, or at all, increasing the cost of energy at our properties or requiring us to spend funds to repair and protect our properties against such risks.
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
Uninsured or underinsured losses could adversely affect our financial condition.
Each of our Centers has comprehensive liability, fire, extended coverage and rental loss insurance with insured limits customarily carried for similar properties. We do not insure certain types of losses (such as losses from wars), because they are either uninsurable or not economically insurable, and our insurance coverage may have certain exclusions (such as pandemics) that prevent us from collecting on certain claims under our policies. In addition, while we or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in California, the policies are subject to a deductible equal to 5% of the total insured value of each Center, a $148,000 per occurrence minimum and a combined annual aggregate loss limit of $100 million on these Centers. We or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in the Pacific Northwest and in the New Madrid Seismic Zone. However, the policies are subject to a deductible equal to 2% of the total insured value of each Center, a $114,000 per occurrence minimum and a combined annual aggregate loss limit of $100 million on these Centers. While we or the relevant joint venture also carry standalone terrorism insurance on the Centers, the policies are subject to a $25,000 deductible and a combined annual aggregate loss limit of $1.0 billion. Each Center has environmental insurance covering eligible third-party losses, remediation and non-owned disposal sites, subject to a $100,000 retention and a $50 million three-year aggregate loss limit, with the exception of one Center, which has a $5 million ten-year aggregate loss limit and another Center has a $20 million ten-year aggregate loss limit. Some environmental losses are not covered by this insurance because they are uninsurable or not economically insurable. Furthermore, we carry title insurance on substantially all of the Centers for generally less than their full value.
If an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property, but may remain obligated for any mortgage debt or other financial obligations related to the property.

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make expenditures that could adversely affect our cash flows.
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
Terrorist activities or violence also could result in decreased traffic at our properties due to a heightened level of concern for safety in public places or directly affect the value of our properties through damage, destruction or loss. Further, the availability of insurance for such acts, or of insurance generally, might be reduced or cost more, which could increase our operating expenses and adversely affect our financial condition and results of operations. To the extent that our tenants are affected by such attacks and threats of attacks, their businesses similarly could be adversely affected, including their ability to continue to meet obligations under their existing leases. These acts and threats might erode business and consumer confidence and spending and might result in increased volatility in national and international financial markets and economies. Any one of these events might decrease demand for real estate, decrease or delay the occupancy of our new or redeveloped properties, and limit our access to capital or increase our cost of raising capital.
Inflation may adversely affect our financial condition and results of operations.
If inflation increases in the future, we may experience any or all of the following:
•Difficulty in replacing or renewing expiring leases with new leases at higher rents; and
•Decreasing tenant sales as a result of decreased consumer spending which could adversely affect the ability of our tenants to meet their rent obligations and/or result in lower percentage rents.
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
Our total outstanding loan indebtedness at December 31, 2021 was $6.98 billion (consisting of $4.53 billion of consolidated debt, less $0.46 billion attributable to noncontrolling interests, plus $2.91 billion of our pro rata share of mortgages and other notes payable on unconsolidated joint ventures). As a result of this substantial indebtedness, we are required to use a material portion of our cash flow to service principal and interest on our debt, which limits the amount of cash available for other business opportunities. We are also subject to the risks normally associated with debt financing, including the risk that our cash flow from operations will be insufficient to meet required debt service and that rising interest rates could adversely affect our debt service costs. In addition, our use of interest rate hedging arrangements may expose us to additional risks, including that the counterparty to the arrangement may fail to honor its obligations and that termination of these arrangements typically involves costs such as transaction fees or breakage costs. There can be no assurance that our hedging activities will have the desired impact on our results of operations, liquidity or financial condition. Furthermore, most of our Centers are mortgaged to secure payment of indebtedness, and if income from the Center is insufficient to pay that indebtedness, the Center could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value. Certain Centers also have debt that could become recourse debt to us if the Center is unable to discharge such debt obligation and, in certain circumstances, we may incur liability with respect to such debt greater than our legal ownership.
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
The discontinuation of LIBOR and the replacement of LIBOR with an alternative reference rate may adversely affect our borrowing costs and could impact our business and results of operations.
The LIBOR benchmark has been the subject of national, international and other regulatory guidance and proposals for reform and replacement, with most LIBOR settings not expected to be published after June 30, 2023. In the United States, the Alternative Reference Rates Committee (“AARC”), which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate (“SOFR”) plus a recommended spread adjustment as its preferred alternative to USD-LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities.
We expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. As a result, any of our LIBOR-based borrowings that extend beyond such date will need to be converted to a replacement rate. Certain risks may arise in connection with transitioning contracts to SOFR or any other alternative variable rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted. If a contract is not transitioned to an alternative variable rate and LIBOR is discontinued, the impact is likely to vary by contract. As of December 31, 2021, each of the agreements governing our variable rate debt provides for the replacement of LIBOR if it becomes unavailable during the term of such agreement.
The discontinuation of LIBOR will not affect our ability to borrow or maintain already outstanding borrowings or swaps, but if our contracts indexed to LIBOR, including certain contracts governing our variable rate debt, the variable rate debt of our joint ventures and our interest rate swaps, are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available. Additionally, although SOFR is the AARC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in ways that would result in higher interest costs for us. It is not yet possible to predict the magnitude of LIBOR’s end on our borrowing costs given the remaining uncertainty about which rates will replace LIBOR.

RISKS RELATED TO OUR ORGANIZATIONAL STRUCTURE
Certain individuals have substantial influence over the management of both us and the Operating Partnership, which may create conflicts of interest.
Under the limited partnership agreement of the Operating Partnership, we, as the sole general partner, are responsible for the management of the Operating Partnership’s business and affairs. Conflicts of interest may exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our Operating Partnership or any of its partners, on the other. Our directors and officers have duties to our Company under Maryland law in connection with their management of our Company. At the same time, we have duties and obligations to our Operating Partnership and its limited partners under Delaware law as modified by the partnership agreement of our Operating Partnership in connection with the management of our Operating Partnership as the sole general partner. Our duties and obligations as the general partner of our Operating Partnership may come into conflict with the duties of our directors and officers to our Company and our stockholders.
Outside partners in Joint Venture Centers result in additional risks to our stockholders.
We own partial interests in property partnerships that own 22 Joint Venture Centers as well as several development sites. We may acquire partial interests in additional properties through joint venture arrangements. Investments in Joint Venture Centers involve risks different from those of investments in Wholly Owned Centers.
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
The Ownership Limit. In order for us to maintain our qualification as a REIT, not more than 50% in value of our outstanding stock (after taking into account certain options to acquire stock) may be owned, directly or indirectly or through the application of certain attribution rules, by five or fewer individuals (as defined in the Internal Revenue Code of 1986, as amended (the “Code”), to include some entities that would not ordinarily be considered “individuals”) at any time during the last half of a taxable year. To assist us in maintaining our qualification as a REIT, among other purposes, our Charter restricts ownership of more than 5% (the “Ownership Limit”) of the lesser of the number or value of our outstanding shares of stock by any single stockholder or a group of stockholders (with limited exceptions). In addition to enhancing preservation of our status as a REIT, the Ownership Limit may:
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
As a REIT, we generally must distribute 90% of our annual taxable income (subject to certain adjustments) to our stockholders. From time to time, we might generate taxable income greater than our net income for financial reporting purposes, or our taxable income might be greater than our cash flow available for distributions to our stockholders. If we do not have other funds available in these situations, we might be unable to distribute 90% of our taxable income as required by the REIT rules. In that case, we would need to borrow funds, liquidate or sell a portion of our properties or investments (potentially at disadvantageous or unfavorable prices), in certain limited cases distribute a combination of cash and stock (at our stockholders’ election but subject to an aggregate cash limit established by the Company) or find another alternative source of funds. These alternatives could increase our costs or reduce our equity. In addition, to the extent we borrow funds to pay distributions, the amount of cash available to us in future periods will be decreased by the amount of cash flow we will need to service principal and interest on the amounts we borrow, which will limit cash flow available to us for other investments or business opportunities.
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
The price of our common stock has and may continue to fluctuate significantly, which may make it difficult for our stockholders to resell their shares when they want or at prices they find attractive.
The price of our common stock on the NYSE constantly changes and has been subject to significant price fluctuations. For example, between January 1, 2021 and March 22, 2021, the highest intra-day sale price of our common stock on the NYSE was $25.99 per share and the lowest intra-day sale price of our common stock on the NYSE was $10.31 per share. The high of $25.99 occurred on January 27, 2021 when approximately 58,466,600 shares were traded. Our average daily trading volume between January 1, 2021 and March 22, 2021 was approximately 9,464,650 shares per day. We did not experience any material changes in our financial condition or results of operations during that time that explained such price volatility or trading volume. Accordingly, the market price of our common stock may fluctuate dramatically, and may decline rapidly, irrespective of any key developments in our business.
Our stock price can fluctuate as a result of a variety of factors, many of which are beyond our control. These factors may include, but are not limited to, actual or anticipated variations in our operating results or dividends; general market fluctuations, including potentially extreme increases or decreases in the market prices of certain of our publicly traded tenants, industry factors and general economic and geopolitical conditions and events, such as economic slowdowns or recessions, consumer confidence in the economy, ongoing military conflicts and terrorist attacks; technical factors in the public trading market for our stock that may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites), the amount and status of short interest in our securities and the potential for a “short squeeze” whereby short sellers are forced to cover their open positions, access to margin debt, trading in options and other derivatives on our common stock and other technical trading factors; changes in our funds from operations or earnings estimates; changes in the ability of our shopping centers to generate sufficient revenues to meet operating and other expenses; anchor or tenant bankruptcies, closures, mergers or consolidations; local economic and real estate conditions in geographic locations where we have a high concentration of Centers; competition by public or private mall companies or others, including competition for both acquisition of Centers and for tenants to occupy space; the ability of our tenants to pay rent and meet their other obligations to us under current lease terms and our ability to lease space on favorable terms; the success of our acquisition and real estate development strategy; our ability to comply with the financial covenants in our debt agreements and the impact of restrictive covenants in our debt agreements; our access to financing; inflation and increases in interest rates; the risk of our failure to qualify or maintain our status as a REIT; our ability to comply with our joint venture agreements and other risks associated with our joint venture investments; possible uninsured losses, including losses from casualty events or natural disasters, and possible environmental liabilities; the continued adverse impact of COVID-19 on the U.S., regional and global economies and on our financial condition and results of operations and the financial condition and results of operations of our tenants; a decision by any of our significant stockholders to sell substantial amounts of our common stock; any future issuances of equity securities; and the realization of any of the other risk factors included in this Annual Report on Form 10-K.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
The following table sets forth certain information regarding the Centers and other locations that are wholly owned or partly owned by the Company as of December 31, 2021.

Count	Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors (3)	Company-Owned Anchors (3)

	CONSOLIDATED CENTERS:
1	50.1%	Chandler Fashion Center(4)	2001/2002	-	1,319,000	633,000	95.3%	Dillard's, Macy's, Scheels All Sports(5)	—
		Chandler, Arizona
2	100%	Danbury Fair Mall(4)	1986/2005	2016	1,224,000	540,000	90.1%	JCPenney, Macy's	Dick's Sporting Goods, Primark
		Danbury, Connecticut
3	100%	Desert Sky Mall	1981/2002	2007	720,000	254,000	97.7%	Burlington, Dillard's	La Curacao, Mercado de los Cielos
		Phoenix, Arizona
4	100%	Eastland Mall(6)	1978/1998	1996	1,017,000	528,000	88.9%	Dillard's, Macy's	JCPenney
		Evansville, Indiana
5	50%	Fashion District Philadelphia	1977/2014	2019	801,000	573,000	83.2%	—	Burlington, Primark, Shoppers World
		Philadelphia, Pennsylvania
6	100%	Fashion Outlets of Chicago	2013/—	-	527,000	527,000	97.9%	—	—
		Rosemont, Illinois
7	100%	Fashion Outlets of Niagara Falls USA	1982/2011	2014	689,000	689,000	82.8%	—	—
		Niagara Falls, New York
8	50.1%	Freehold Raceway Mall(4)	1990/2005	2007	1,553,000	771,000	91.7%	JCPenney, Macy's	Dick's Sporting Goods, Primark
		Freehold, New Jersey
9	100%	Fresno Fashion Fair	1970/1996	2006	973,000	418,000	93.4%	Macy's	Forever 21, JCPenney, Macy's
		Fresno, California
10	100%	Green Acres Mall(4)(6)	1956/2013	2016	2,057,000	919,000	93.2%	—	BJ's Wholesale Club, Dick's Sporting Goods, Macy's (two), Primark(7), Shoppers World
		Valley Stream, New York
11	100%	Inland Center	1966/2004	2016	630,000	230,000	97.1%	Macy's	Forever 21, JCPenney
		San Bernardino, California
12	100%	Kings Plaza Shopping Center(6)	1971/2012	2018	1,146,000	445,000	98.9%	Macy's	Burlington, Lowe's, Primark, Target(8)
		Brooklyn, New York
13	100%	La Cumbre Plaza(4)(6)	1967/2004	1989	473,000	173,000	90.6%	Macy's	—
		Santa Barbara, California
14	100%	NorthPark Mall(4)	1973/1998	2001	929,000	394,000	88.8%	Dillard's, JCPenney, Von Maur	—
		Davenport, Iowa
15	100%	Oaks, The	1978/2002	2009	1,205,000	603,000	85.8%	JCPenney, Macy's (two)	Dick's Sporting Goods, Nordstrom
		Thousand Oaks, California
16	100%	Pacific View	1965/1996	2001	886,000	401,000	78.0%	JCPenney, Target	Macy's
		Ventura, California
17	100%	Queens Center(6)	1973/1995	2004	967,000	411,000	97.6%	JCPenney, Macy's	—
		Queens, New York

Count	Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors (3)	Company-Owned Anchors (3)

18	100%	Santa Monica Place(4)	1980/1999	2015	479,000	255,000	85.4%	—	Nordstrom
		Santa Monica, California
19	84.9%	SanTan Village Regional Center	2007/—	2018	1,161,000	754,000	93.8%	Dillard's, Macy's	Dick's Sporting Goods
		Gilbert, Arizona
20	100%	SouthPark Mall(4)	1974/1998	2015	855,000	290,000	69.3%	Dillard's, Von Maur	Dick's Sporting Goods, JCPenney
		Moline, Illinois
21	100%	Stonewood Center(4)(6)	1953/1997	1991	929,000	358,000	88.5%	—	JCPenney, Kohl's, Macy's
		Downey, California
22	100%	Superstition Springs Center(4)	1990/2002	2002	912,000	380,000	97.1%	Dillard's, JCPenney, Macy's	—
		Mesa, Arizona
23	100%	Towne Mall(4)	1985/2005	1989	350,000	179,000	79.8%	—	Belk, JCPenney
		Elizabethtown, Kentucky
24	100%	Valley Mall	1978/1998	1992	502,000	187,000	75.3%	Target	Belk, Dick's Sporting Goods, JCPenney
		Harrisonburg, Virginia
25	100%	Valley River Center	1969/2006	2007	813,000	413,000	94.4%	Macy's	JCPenney
		Eugene, Oregon
26	100%	Victor Valley, Mall of(4)	1986/2004	2012	577,000	259,000	98.8%	Macy's	Dick's Sporting Goods, JCPenney
		Victorville, California
27	100%	Vintage Faire Mall	1977/1996	2008	915,000	471,000	95.7%	Macy's	Dick's Sporting Goods, JCPenney, Macy's
		Modesto, California
28	100%	Wilton Mall(4)	1990/2005	1998	708,000	505,000	93.2%	JCPenney	Dick's Sporting Goods
		Saratoga Springs, New York
		Total Consolidated Centers			25,317,000	12,560,000	90.7%
	UNCONSOLIDATED JOINT VENTURE CENTERS:
29	60%	Arrowhead Towne Center(4)	1993/2002	2015	1,073,000	386,000	96.2%	Dillard's, JCPenney, Macy's	Dick's Sporting Goods
		Glendale, Arizona
30	50%	Biltmore Fashion Park	1963/2003	2020	597,000	292,000	92.3%	—	Macy's, Saks Fifth Avenue
		Phoenix, Arizona
31	50%	Broadway Plaza(4)	1951/1985	2016	990,000	445,000	96.8%	Macy's	Nordstrom
		Walnut Creek, California
32	50.1%	Corte Madera, The Village at	1985/1998	2020	501,000	265,000	94.5%	Macy's, Nordstrom	—
		Corte Madera, California
33	50%	Country Club Plaza	1922/2016	2015	947,000	947,000	84.9%	—	—
		Kansas City, Missouri
34	51%	Deptford Mall	1975/2006	2020	1,000,000	428,000	95.1%	JCPenney, Macy's	Boscov's, Dick's Sporting Goods
		Deptford, New Jersey
35	51%	FlatIron Crossing(4)	2000/2002	2009	1,426,000	727,000	92.7%	Dillard's, Macy's	Dick's Sporting Goods, Forever 21
		Broomfield, Colorado
36	50%	Kierland Commons	1999/2005	2003	437,000	437,000	89.4%	—	—
		Phoenix, Arizona
37	60%	Lakewood Center	1953/1975	2008	1,981,000	916,000	89.2%	—	Costco, Forever 21, Home Depot, JCPenney, Macy's, Target
		Lakewood, California
38	60%	Los Cerritos Center(9)	1971/1999	2016	1,012,000	537,000	90.8%	Macy's, Nordstrom	Dick's Sporting Goods, Forever 21
		Cerritos, California
39	50%	Scottsdale Fashion Square	1961/2002	2020	1,883,000	922,000	95.2%	Dillard's	Dick's Sporting Goods, Macy's, Neiman Marcus, Nordstrom
		Scottsdale, Arizona

Count	Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors (3)	Company-Owned Anchors (3)

40	60%	South Plains Mall(4)	1972/1998	2017	1,136,000	494,000	90.3%	—	Dillard's (two), JCPenney
		Lubbock, Texas
41	51%	Twenty Ninth Street(6)	1963/1979	2007	703,000	561,000	92.3%	Macy's	Home Depot
		Boulder, Colorado
42	50%	Tysons Corner Center(9)	1968/2005	2014	1,827,000	1,087,000	89.0%	—	Bloomingdale's, Macy's, Nordstrom, Primark(7)
		Tysons Corner, Virginia
43	60%	Washington Square(9)	1974/1999	2005	1,300,000	577,000	93.9%	Macy's	Dick's Sporting Goods, JCPenney, Nordstrom
		Portland, Oregon
44	19%	West Acres	1972/1986	2001	692,000	426,000	94.7%	Macy's	JCPenney
		Fargo, North Dakota
		Total Unconsolidated Joint Ventures			17,505,000	9,447,000	92.4%
44		Total Regional Town Centers			42,822,000	22,007,000	91.5%
	COMMUNITY/POWER SHOPPING CENTERS
1	50%	Atlas Park, The Shops at(11)	2006/2011	2013	373,000	373,000	90.1%	—	—
		Queens, New York
2	50%	Boulevard Shops(11)	2001/2002	2004	185,000	185,000	94.8%	—	—
		Chandler, Arizona
3	100%	Southridge Center(4)(10)	1975/1998	2013	801,000	520,000	77.6%	Des Moines Area Community College	Target
		Des Moines, Iowa
4	100%	Superstition Springs Power Center(10)	1990/2002	-	206,000	53,000	95.9%	Best Buy, Burlington	—
		Mesa, Arizona
5	100%	The Marketplace at Flagstaff(6)(10)	2007/—	-	268,000	147,000	100.0%	—	Home Depot
		Flagstaff, Arizona
5		Total Community/Power Shopping Centers			1,833,000	1,278,000	85.9%
49		Total before Other Assets			44,655,000	23,285,000
	OTHER ASSETS:
	100%	Various(10)(12)	-	-	348,000	265,000	—	—	Kohl's
	50%	Scottsdale Fashion Square-Office(11)	1984/2002	2016	127,000	—	—	—	—
		Scottsdale, Arizona
	50%	Tysons Corner Center-Office(11)	1999/2005	2012	174,000	—	—	—	—
		Tysons Corner, Virginia
	50%	Hyatt Regency Tysons Corner Center(11)	2015	2015	290,000	—	—	—	—
		Tysons Corner, Virginia
	50%	VITA Tysons Corner Center(11)	2015	2015	510,000	—	—	—	—
		Tysons Corner, Virginia
	50%	Tysons Tower(11)	2014	2014	529,000	—	—	—	—
		Tysons Corner, Virginia
	OTHER ASSETS UNDER DEVELOPMENT:
	25%	One Westside(11)(13)	1985/1998	Ongoing	680,000	—	—	—	—
		Los Angeles, California
	5%	Paradise Valley Mall(11)(14)	1979/2002	Ongoing	303,000	—	—	JCPenney	Costco
		Phoenix, Arizona
		Total Other Assets			2,961,000	265,000
		Grand Total			47,616,000	23,550,000

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
(2)The Company owned or had an ownership interest in 44 regional town centers, five community/power shopping centers and office, hotel and residential space adjacent to these shopping centers. With the exception of the eight Centers indicated with footnote (6) in the table above, the underlying land controlled by the Company is owned in fee entirely by the Company or, in the case of Joint Venture Centers, by the joint venture property partnership or limited liability company. With respect to these eight Centers, portions of the underlying land controlled by the Company are owned by third parties and leased to the Company, or the joint venture property partnership or limited liability company, pursuant to long-term ground leases. Under the terms of a typical ground lease, the Company, or the joint venture property partnership or limited liability company, has an option or right of first refusal to purchase the land. The termination dates of the ground leases range from 2028 to 2098.
(3)Total GLA includes GLA attributable to Anchors (whether owned or non-owned) and Mall and Freestanding Stores as of December 31, 2021. “Non-owned Anchors” is space not owned by the Company (or, in the case of Joint Venture Centers, by the joint venture property partnership or limited liability company) which is occupied by Anchor tenants. “Company-owned Anchors” is space owned (or leased) by the Company (or, in the case of Joint Venture Centers, by the joint venture property partnership or limited liability company) and leased (or subleased) to Anchor.
(4)These Centers have vacant Anchor locations. The Company is actively seeking replacement tenants or has entered into replacement leases for many of these vacant sites and/or is currently executing or considering redevelopment opportunities for these locations. The Company continues to collect rent under the terms of an agreement regarding four of these vacant Anchors.
(5)Scheels All Sports has announced plans to expand and build a two-level 222,000 square foot store at Chandler Fashion Center utilizing the vacant 144,000 square foot location formerly occupied by Nordstrom. The store is anticipated to open in fall 2023.
(6)Portions of the land on which the Center is situated are subject to one or more long-term ground leases.
(7)Primark has announced plans to open two new two-level stores at Green Acres Mall and Tysons Corner Center.
(8)Target has announced plans to open a three-level, 90,000 square foot store at Kings Plaza.
(9)The Center has a vacant former anchor store to be demolished for redevelopment.
(10)Included in Consolidated Centers.
(11)Included in Unconsolidated Joint Venture Centers.
(12)The Company owns an office building and four stores located at shopping centers not owned by the Company. Of the four stores, one has been leased to Kohl's and three have been leased for non-Anchor uses. With respect to the office building and two of the four stores, the underlying land is owned in fee entirely by the Company. With respect to the remaining two stores, the underlying land is owned by third parties and leased to the Company pursuant to long-term building or ground leases. Under the terms of a typical building or ground lease, the Company pays rent for the use of the building or land and is generally responsible for all costs and expenses associated with the building and improvements. In some cases, the Company has an option or right of first refusal to purchase the land. The two ground leases terminate in years 2026 and 2027.
(13)One Westside, formerly known as Westside Pavilion, was a regional town center that closed in January 2019. This property is under redevelopment into 584,000 square feet of creative office leased entirely to Google, along with 96,000 square feet of existing entertainment and retail space.
(14)Construction started in summer 2021 on the first phase of a multi-phase, multi-year project to convert the former regional town center Paradise Valley Mall into a mixed-used development with high-end grocery, restaurants, multi-family residences, offices, retail shops and other elements on the 92-acre site. The existing Costco and JCPenney stores remain open, while all of the other stores at the property have closed.

Mortgage Debt
The following table sets forth certain information regarding the mortgages encumbering the Centers, including those Centers in which the Company has less than a 100% interest. The information set forth below is as of December 31, 2021 (dollars in thousands):

Property Pledged as Collateral	Fixed or Floating	Carrying Amount(1)	Effective Interest Rate(2)	Annual Debt Service(3)	Maturity Date(4)	Balance Due on Maturity	Earliest Date Notes Can Be Defeased or Be Prepaid
Consolidated Centers:
Chandler Fashion Center(5)	Fixed	$255,548	4.18%	$10,496	7/5/24	$256,000	Any Time
Danbury Fair Mall	Fixed	168,037	5.71%	18,451	7/1/22	163,677	Any Time
Fashion District Philadelphia	Floating	194,602	4.00%	7,784	1/22/24	184,602	Any Time
Fashion Outlets of Chicago	Fixed	299,274	4.61%	13,740	2/1/31	300,000	Any Time
Fashion Outlets of Niagara Falls USA	Fixed	95,329	6.45%	8,719	10/6/23	91,135	Any Time
Freehold Raceway Mall(5)	Fixed	398,711	3.94%	15,600	11/1/29	386,013	11/1/22
Fresno Fashion Fair	Fixed	324,056	3.67%	11,658	11/1/26	325,000	Any Time
Green Acres Commons(6)	Floating	124,875	3.12%	3,571	3/29/23	125,320	Any Time
Green Acres Mall(7)	Fixed	246,061	3.94%	17,366	2/3/23	236,628	Any Time
Kings Plaza Shopping Center	Fixed	535,928	3.71%	19,543	1/1/30	540,000	2/1/2023
Oaks, The	Fixed	176,721	4.14%	12,772	6/5/22	174,433	Any Time
Pacific View	Fixed	111,481	4.08%	8,021	4/1/22	110,597	Any Time
Queens Center	Fixed	600,000	3.49%	20,922	1/1/25	600,000	Any Time
Santa Monica Place(8)	Floating	299,314	1.84%	4,755	12/9/22	300,000	Any Time
SanTan Village Regional Center	Fixed	219,323	4.34%	9,460	7/1/29	220,000	7/1/2023
Towne Mall	Fixed	19,320	4.48%	1,404	11/1/22	18,886	Any Time
Victor Valley, Mall of	Fixed	114,850	4.00%	4,560	9/1/24	115,000	Any Time
Vintage Faire Mall	Fixed	240,124	3.55%	15,069	3/6/26	211,507	Any Time
		$4,423,554

Property Pledged as Collateral	Fixed or Floating	Carrying Amount(1)	Effective Interest Rate(2)	Annual Debt Service(3)	Maturity Date(4)	Balance Due on Maturity	Earliest Date Notes Can Be Defeased or Be Prepaid
Unconsolidated Joint Venture Centers (at the Company's Pro Rata Share):
Arrowhead Towne Center(60%)	Fixed	$240,000	4.05%	$13,147	2/1/28	$212,555	2/1/22
Atlas Park, The Shops at(50%)(9)	Floating	31,525	4.92%	1,398	11/9/26	32,500	Any Time
Boulevard Shops(50%)(10)	Floating	11,428	2.28%	225	12/5/23	11,500	Any Time
Broadway Plaza(50%)	Fixed	224,568	4.19%	12,230	4/1/30	189,724	4/1/22
Corte Madera, The Village at(50.1%)	Fixed	112,465	3.53%	4,478	9/1/28	98,753	Any Time
Country Club Plaza(50%)	Fixed	151,833	3.88%	9,001	4/1/26	137,525	Any Time
Deptford Mall(51%)	Fixed	85,251	3.55%	5,795	4/3/23	81,750	Any Time
FlatIron Crossing(51%)(11)	Fixed	100,476	4.38%	6,585	2/4/22	100,270	Any Time
Kierland Commons(50%)	Fixed	102,350	3.98%	6,407	4/1/27	88,724	Any Time
Lakewood Center(60%)	Fixed	206,434	4.15%	13,144	6/1/26	185,306	Any Time
Los Cerritos Center(60%)	Fixed	314,546	4.00%	18,046	11/1/27	278,711	Any Time
One Westside(25%)(12)	Floating	59,646	2.13%	1,086	12/18/24	60,349	Any Time
Paradise Valley(5%)	Fixed	3,116	5.00%	156	9/29/24	3,116	Any Time
Scottsdale Fashion Square(50%)	Fixed	210,021	3.02%	13,281	4/3/23	201,331	Any Time
South Plains Mall(60%)	Fixed	120,000	4.22%	5,065	11/6/25	120,000	Any Time
Twenty Ninth Street(51%)	Fixed	76,500	4.10%	3,137	2/6/26	76,500	Any Time
Tysons Corner Center(50%)	Fixed	353,963	4.13%	24,643	1/1/24	333,233	Any Time
Tysons Tower(50%)	Fixed	94,506	3.38%	3,164	10/11/29	95,000	Any Time
Tysons Vita(50%)	Fixed	44,475	3.43%	1,485	12/1/30	45,000	1/1/24
Washington Square(60%)	Fixed	316,881	3.65%	18,115	11/1/22	311,348	Any Time
West Acres - Development(19%)	Fixed	430	3.72%	16	10/10/29	436	Any Time
West Acres(19%)	Fixed	13,432	4.61%	1,025	3/1/32	8,256	Any Time
		$2,873,846
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
The debt premiums (discounts) as of December 31, 2021 consisted of the following:

Property Pledged as Collateral
Unconsolidated Joint Venture Centers (at the Company's Pro Rata Share):
Deptford Mall	$194
Lakewood Center	(6,249)
$(6,055)
The mortgage notes payable balances also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs at December 31, 2021 were $11.9 million for Consolidated Centers and $4.2 million for Unconsolidated Joint Venture Centers (at the Company's pro rata share).
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
(6)On March 25, 2021, the Company closed on a two-year extension of the loan to March 29, 2023. The interest rate is LIBOR plus 2.75% and the Company repaid $4.7 million of the outstanding loan balance at closing.
(7)On January 22, 2021, the Company closed on a one-year extension of the loan to February 3, 2022, which also included a one-year extension option to February 3, 2023 which has been exercised. The interest rate remained unchanged, and the Company repaid $9 million of the outstanding loan balance at closing.

(8)The loan bears interest at LIBOR plus 1.48%. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 4.0% during the period ending December 9, 2022.
(9)On October 26, 2021, the Company’s joint venture in The Shops at Atlas Park replaced the existing loan on the property with a new $65 million loan that bears interest at a floating rate of LIBOR plus 4.15% and matures on November 9, 2026, including extension options. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 3.0% through November 7, 2023.
(10)The loan bears interest at LIBOR plus 1.85% and matures on December 5, 2023.
(11)On February 2, 2022, the Company’s joint venture in FlatIron Crossing replaced the existing $197 million loan on the property with a new $175 million loan that bears interest at SOFR plus 3.45% and matures on February 9, 2027, including extension options. The loan is covered by an interest rate cap agreement that effectively prevents SOFR from exceeding 4.0% through February 15, 2024.
(12)On December 18, 2019, the Company’s joint venture in One Westside placed a construction loan on the property that allows for borrowing of up to $414.6 million, bears interest at LIBOR plus 1.70%, which can be reduced to LIBOR plus 1.50% upon the completion of certain conditions, and matures on December 18, 2024.
ITEM 3.    LEGAL PROCEEDINGS
None of the Company, the Operating Partnership, the Management Companies or their respective affiliates is currently involved in any material legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The common stock of the Company is listed and traded on the New York Stock Exchange under the symbol "MAC". The common stock began trading on March 10, 1994 at a price of $19 per share. As of February 22, 2022, there were approximately 590 stockholders of record.
To maintain its qualification as a REIT, the Company is required each year to distribute to stockholders at least 90% of its net taxable income after certain adjustments. During 2020, the Company took numerous measures to preserve its liquidity, including paying a reduced dividend in the second, third and fourth quarters. Other than its dividend declared in March 2020 and paid in June 2020, which was paid in a combination of cash and shares of its common stock, the Company paid all of its 2021 and 2020 quarterly dividends in cash. The timing, amount and composition of future dividends will be determined in the sole discretion of the Company's board of directors and will depend on actual and projected cash flow, financial condition, funds from operations, earnings, capital requirements, annual REIT distribution requirements, contractual prohibitions or other restrictions, applicable law and such other factors as the board of directors deems relevant. For example, under the Company's existing financing arrangements, the Company may pay cash dividends and make other distributions based on a formula derived from funds from operations (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations ("FFO")") and only if no default under the financing agreements has occurred, unless, under certain circumstances, payment of the distribution is necessary to enable the Company to continue to qualify as a REIT under the Code.
Stock Performance Graph
The following graph provides a comparison, from December 31, 2016 through December 31, 2021, of the yearly percentage change in the cumulative total stockholder return (assuming reinvestment of dividends) of the Company, the Standard & Poors ("S&P") Midcap 400 Index, and the FTSE Nareit Equity Retail Index. The FTSE Nareit Equity Retail Index is an industry index of publicly-traded REITs that include the Company.
The graph assumes that the value of the investment in each of the Company's common stock and the indices was $100 at the close of the market on December 31, 2016.
Upon written request directed to the Secretary of the Company, the Company will provide any stockholder with a list of the REITs included in the FTSE Nareit Equity Retail Index. The historical information set forth below is not necessarily indicative of future performance.

Data for the S&P Midcap 400 Index and the FTSE Nareit Equity Retail Index were provided by Research Data Group.

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
Index Value
2016
2017
2018
2019
2020
2021
Period Ended
The Macerich Company
S&P Midcap 400 Index
FTSE Nareit Equity Retail Index

Copyright© 2022 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
The Macerich Company	100.00	97.14	67.46	45.76	20.91	35.24
S&P Midcap 400 Index	100.00	116.24	103.36	130.44	148.26	184.96
FTSE Nareit Equity Retail Index	100.00	95.23	90.51	100.14	74.92	113.82

Recent Sales of Unregistered Securities
On November 29, 2021, the Company, as general partner of the Operating Partnership, issued 1,407,366 shares of common stock of the Company upon the redemption of 1,407,366 common partnership units of the Operating Partnership. These shares of common stock were issued in a private placement to a limited partner of the Operating Partnership, who is an accredited investor, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2021 to October 31, 2021	—	$—	—	$278,707,048
November 1, 2021 to November 30, 2021	—	—	—	$278,707,048
December 1, 2021 to December 31, 2021	—	—	—	$278,707,048
	—	$—	—

(1)On February 12, 2017, the Company's Board of Directors authorized the repurchase of up to $500.0 million of the Company's outstanding common shares from time to time as market conditions warrant.

ITEM 6.    RESERVED
Not applicable.
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, the Operating Partnership. As of December 31, 2021, the Operating Partnership owned or had an ownership interest in 44 regional town centers and five community/power shopping centers. These 49 regional town centers and community/power shopping centers (which include any adjoining mixed-use improvements) consist of approximately 48 million square feet of gross leasable area (“GLA”) and are referred to herein as the “Centers”. The Centers consist of consolidated Centers (“Consolidated Centers”) and unconsolidated joint venture Centers (“Unconsolidated Joint Venture Centers”) as set forth in “Item 2. Properties,” unless the context otherwise requires. The Company is a self-administered and self-managed REIT and conducts all of its operations through the Operating Partnership and the Management Companies.
The following discussion is based primarily on the consolidated financial statements of the Company for the years ended December 31, 2021, 2020 and 2019. It compares the results of operations and cash flows for the year ended December 31, 2021 to the results of operations and cash flows for the year ended December 31, 2020. Also included is a comparison of the results of operations and cash flows for the year ended December 31, 2020 to the results of operations and cash flows for the year ended December 31, 2019. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
Dispositions:
The financial statements reflect the following dispositions and changes in ownership subsequent to the occurrence of each transaction.
On March 29, 2021, the Company sold Paradise Valley Mall in Phoenix, Arizona to a newly formed joint venture for $100.0 million, resulting in a gain on sale of assets of approximately $5.6 million. Concurrent with the sale, the Company elected to reinvest into the new joint venture at a 5% ownership interest. The Company used the $95.3 million of net proceeds from the sale to pay down its line of credit (See "Liquidity and Capital Resources").
On September 17, 2021, the Company sold Tucson La Encantada in Tucson, Arizona for $165.3 million, resulting in a gain on sale of assets of approximately $117.2 million. The Company used the net cash proceeds of approximately $100.1 million to pay down debt (See "Liquidity and Capital Resources").
On December 31, 2021, the Company assigned its joint venture interest in The Shops at North Bridge in Chicago, Illinois to its partner in the joint venture. The assignment included the assumption by the joint venture partner of the Company’s share of the debt owed by the joint venture and no cash consideration was received by the Company. The Company recognized a loss of approximately $28.3 million in connection with the assignment.
On December 31, 2021, the Company sold its joint venture interest in the undeveloped property at 443 North Wabash Avenue in Chicago, Illinois to its partner in the joint venture for $21.0 million. The Company recognized an immaterial gain in connection with the sale.
For the twelve months ended December 31, 2021, the Company and certain joint venture partners sold various land parcels in separate transactions, resulting in the Company’s share of the gain on sale of land of $19.6 million. The Company used its share of the proceeds from these sales of $46.5 million to pay down debt and for other general corporate purposes.
Financing Activities:
On January 10, 2019, the Company replaced the existing loan on Fashion Outlets of Chicago with a new $300.0 million loan that bears interest at an effective rate of 4.61% and matures on February 1, 2031. The Company used the net proceeds to pay down its line of credit and for general corporate purposes.
On February 22, 2019, the Company’s joint venture in The Shops at Atlas Park entered into an agreement to increase the total borrowing capacity of the existing loan on the property from $57.8 million to $80.0 million, and to extend the maturity date to October 28, 2021, including extension options. Concurrent with the loan modification, the joint venture borrowed an additional $18.4 million. The Company used its $9.2 million share of the additional proceeds to pay down its line of credit and for general corporate purposes. As discussed below, the Company's joint venture replaced this loan with a new loan prior to its maturity date in October 2021.
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
On July 25, 2019, the Company's previously unconsolidated joint venture in Fashion District Philadelphia amended the existing term loan on the joint venture to allow for additional borrowings up to $100.0 million at LIBOR plus 2.00%. Concurrent with the amendment, the joint venture borrowed an additional $26.0 million. On August 16, 2019, the joint venture borrowed an additional $25.0 million. The Company used its share of the additional proceeds to pay down its line of credit and for general corporate purposes.
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
On December 18, 2019, the Company’s joint venture in One Westside placed a $414.6 million construction loan on the redevelopment project (See "—Redevelopment and Development Activities"). The loan bears interest at LIBOR plus 1.70%, which can be reduced to LIBOR plus 1.50% upon the completion of certain conditions and matures on December 18, 2024. The joint venture intends to use the loan proceeds to fund the completion of the project.
On September 15, 2020, the Company closed on a loan extension agreement for the $191.0 million loan on Danbury Fair Mall. Under the extension agreement, the original loan maturity date of October 1, 2020 was extended to April 1, 2021 and subsequently to October 1, 2021. The loan amount and interest rate were unchanged following these extensions. On September 15, 2021, the Company further extended the loan maturity to July 1, 2022. The interest rate remained unchanged, and the Company repaid $10.0 million of the outstanding loan balance at closing.
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
On December 10, 2020, the Company made a loan (the "Partnership Loan") to the Company’s previously unconsolidated joint venture in Fashion District Philadelphia to fund the entirety of a $100.0 million repayment to reduce the mortgage loan on Fashion District Philadelphia from $301.0 million to $201.0 million. This mortgage loan now matures on January 22, 2024, assuming exercise of a one-year extension option, and bears interest at LIBOR plus 3.5%, with a LIBOR floor of 0.50%. The partnership agreement for the joint venture was amended in connection with the Partnership Loan, and pursuant to the amended agreement, the Partnership Loan plus 15% accrued interest must be repaid prior to the resumption of 50/50 cash distributions to the Company and its joint venture partner (See Note 15–Consolidated Joint Venture and Acquisitions of the Company’s Consolidated Financial Statements).
On December 15, 2020, the Company closed on a loan extension agreement for the $101.5 million loan on Fashion Outlets of Niagara. Under the extension agreement the original loan maturity date of October 6, 2020 was extended to October 6, 2023. The loan amount and interest rate were unchanged following the extension.
On December 29, 2020, the Company’s joint venture closed on a one-year maturity date extension for the FlatIron Crossing loan to January 5, 2022. The interest rate increased from 3.85% to 4.10%, and the Company’s joint venture repaid $15.0 million, $7.6 million at the Company's pro rata share, of the outstanding loan balance at closing. As discussed below, the Company's joint venture replaced this loan with a new loan prior to its maturity date that was further extended to February 2022.

On January 22, 2021, the Company closed on a one-year extension for the Green Acres Mall $258.2 million loan to February 3, 2022, which also included a one-year extension option to February 3, 2023 which has been exercised. The interest rate remained unchanged, and the Company repaid $9 million of the outstanding loan balance at closing.
On March 25, 2021, the Company closed on a two-year extension for the Green Acres Commons $124.6 million loan to March 29, 2023. The interest rate is LIBOR plus 2.75% and the Company repaid $4.7 million of the outstanding loan balance at closing.
On April 14, 2021, the Company terminated its existing credit facility and entered into a new credit agreement, which provides for an aggregate $700 million facility, including a $525 million revolving loan facility that matures on April 14, 2023, with a one-year extension option, and a $175 million term loan facility that matures on April 14, 2024 (See "—Liquidity and Capital Resources").
On October 26, 2021, the Company's joint venture in The Shops at Atlas Park replaced the existing loan on the property with a new $65 million loan that bears interest at a floating rate of LIBOR plus 4.15% and matures on November 9, 2026, including extension options. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 3.0% through November 7, 2023.
On February 2, 2022, the Company’s joint venture in FlatIron Crossing replaced the existing $197 million loan on the property with a new $175 million loan that bears interest at SOFR plus 3.45% and matures on February 9, 2027, including extension options. The loan is covered by an interest rate cap agreement that effectively prevents SOFR from exceeding 4.0% through February 15, 2024.
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
Redevelopment and Development Activities:
The Company's joint venture with Hudson Pacific Properties is redeveloping One Westside into 584,000 square feet of creative office space and 96,000 square feet of dining and entertainment space. The entire creative office space has been leased to Google and is expected to be completed in 2022. During the fourth quarter of 2021, the joint venture delivered the office space to Google for tenant improvement work, which Google has commenced. The total cost of the project is estimated to be between $500.0 million and $550.0 million, with $125.0 million to $137.5 million estimated to be the Company's pro rata share. The Company has incurred $106.9 million of the total $427.7 million incurred by the joint venture as of December 31, 2021. The joint venture expects to fund the remaining costs of the development with its new $414.6 million construction loan (See "—Financing Activities").
The Company has a 50/50 joint venture with Simon Property Group, which was initially formed to develop Los Angeles Premium Outlets, a premium outlet center in Carson, California. The Company has funded $41.4 million of the total $82.8 million incurred by the joint venture as of December 31, 2021.
In connection with the closures and lease rejections of several Sears stores owned or partially owned by the Company, the Company anticipates spending between $130.0 million to $160.0 million at the Company’s pro rata share to redevelop the Sears stores. The anticipated openings of such redevelopments are expected to occur over several years. The estimated range of redevelopment costs could increase if the Company or its joint venture decides to expand the scope of the redevelopments. The Company has funded $40.9 million at its pro rata share as of December 31, 2021.
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
In March 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. As a result, all of the markets that the Company operates in were subject to stay-at-home orders, and the majority of its properties were temporarily closed in part or completely. Following staggered re-openings during 2020, all Centers have been open and operating since October 7, 2020. As of the date of this Annual Report on Form 10-K, government-imposed capacity restrictions resulting from COVID-19 have been essentially eliminated across the Company’s markets. Although overall fundamentals at the Centers continued to improve during 2021, the Company expects that the COVID-19 pandemic, including the emergence of new variants, will continue to negatively impact its results for 2022 due, in part, to reduced occupancy relative to pre-COVID levels and additional Anchor closures, among other factors.
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
In March 2020, the Company declared a reduced second quarter dividend of $0.50 per share of its common stock, which was paid on June 3, 2020 in a combination of cash and shares of common stock, at the election of the stockholder, subject to a limitation that the aggregate amount of cash payable to holders of the Company’s common stock would not exceed 20% of the aggregate amount of the dividend, or $0.10 per share, for all stockholders of record on April 22, 2020. The amount of the dividend represented a reduction from the Company’s first quarter 2020 dividend, and was paid in a combination of cash and shares of common stock to preserve liquidity in light of the impact and uncertainty arising out of the COVID-19 pandemic. The Company declared a further reduced cash dividend of $0.15 per share of its common stock for the third and fourth quarters of 2020 and for the first, second and third quarters of 2021. On October 28, 2021, the Company declared a fourth quarter cash dividend of $0.15 per share of its common stock, which was paid on December 3, 2021 to stockholders of record on November 9, 2021. On January 27, 2022, the Company declared a fourth quarter cash dividend of $0.15 per share of its common stock, which will be paid on March 3, 2022 to stockholders of record on February 18, 2022. The dividend amount will be reviewed by the Board on a quarterly basis. See “—Liquidity and Capital Resources” for a further discussion of the Company’s anticipated liquidity needs, and the measures taken by the Company to meet those needs.
On December 31, 2020, the Company and its joint venture partner, Seritage Growth Properties (“Seritage”), entered into a distribution agreement. The joint venture owned nine properties, including the former Sears parcels at the South Plains Mall and the Arrowhead Towne Center. The joint venture distributed the former Sears parcel at South Plains Mall to the Company and the former Sears parcel at Arrowhead Towne Center to Seritage. The joint venture partners agreed that the distributed properties were of equal value. The Company now owns 100% of the former Sears parcel at South Plains Mall. Effective

December 31, 2020, the Company consolidates its 100% interest in the Sears parcel at South Plains Mall in the Company’s consolidated financial statements (See Note 15-Consolidated Joint Venture and Acquisitions of the Company’s Consolidated Financial Statements).
In connection with the commencement of separate "at the market" offering programs, on each of February 1, 2021 and March 26, 2021, which are referred to as the "February 2021 ATM Program" and the "March 2021 ATM Program," respectively, and collectively as the "ATM Programs," the Company entered into separate equity distribution agreements with certain sales agents pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500 million under each of the February 2021 ATM Program and the March 2021 ATM Program, or a total of $1 billion under the ATM Programs. As of December 31, 2021, the Company had approximately $151.7 million of gross sales of its common stock available under the March 2021 ATM Program. The February 2021 ATM Program was fully utilized as of June 30, 2021 and is no longer active.
See “—Liquidity and Capital Resources” for a further discussion of the Company’s anticipated liquidity needs, and the measures taken by the Company to meet those needs.
Inflation:
In the last five years, inflation has not had a significant impact on the Company. Most of the leases at the Centers have rent adjustments periodically throughout the lease term. These rent increases are either in fixed increments or based on using an annual multiple of increases in the Consumer Price Index. In addition, the routine expiration of leases for spaces 10,000 square feet and under each year (See "Item I. Business of the Company—Lease Expirations"), enables the Company to replace existing leases with new leases at higher base rents if the rents of the existing leases are below the then existing market rate. The Company has generally entered into leases that require tenants to pay a stated amount for operating expenses, generally excluding property taxes, regardless of the expenses actually incurred at any Center, which places the burden of cost control on the Company. Additionally, most leases require the tenants to pay their pro rata share of property taxes and utilities.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant accounting policies and estimates are described in more detail in Note 2-Summary of Significant Accounting Policies in the Company’s Notes to the Consolidated Financial Statements.
Some of these estimates and assumptions include judgments on revenue recognition, estimates for common area maintenance and real estate tax accruals, provisions for uncollectible accounts, impairment of long-lived assets, the allocation of purchase price between tangible and intangible assets, capitalization of costs and fair value measurements. The Company believes the following are its critical accounting estimates:
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
For the comparison of the year ended December 31, 2021 to the year ended December 31, 2020 and the comparison of the year ended December 31, 2020 to the year ended December 31, 2019, the Redevelopment Properties are Paradise Valley Mall and certain ground up developments.
For the comparison of the year ended December 31, 2021 to the year ended December 31, 2020 and the comparison of the year ended December 31, 2020 to the year ended December 31, 2019, the JV Transition Centers are Fashion District Philadelphia and Sears South Plains. The change in revenues and expenses at the JV Transition Centers is primarily due to the conversion of Fashion District Philadelphia from an Unconsolidated Joint Venture Center to a Consolidated Center (See Note 15–Consolidated Joint Venture and Acquisitions in the Company's Notes to the Consolidated Financial Statements).
For comparison of the year ended December 31, 2021 to the year ended December 31, 2020, the Disposition Properties are Paradise Valley Mall and Tucson La Encantada. For comparison of the year ended December 31, 2020 to the year ended December 31, 2019, the Disposition Property is Promenade at Casa Grande.
Unconsolidated joint ventures are reflected using the equity method of accounting. The Company's pro rata share of the results from these Centers is reflected in the consolidated statements of operations as equity in income (loss) of unconsolidated joint ventures.
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
During the fourth quarter of 2021, comparable tenant sales for spaces less than 10,000 square feet across the portfolio increased by 12% relative to pre-COVID sales during the fourth quarter of 2019. The leased occupancy rate increased to 91.5%, a 1.80% increase from 89.7% at December 31, 2020 and a 3.0% increase from 88.5% at March 31, 2021, which was the Company’s lowest occupancy level since the start of the COVID-19 pandemic. Releasing spreads increased as the Company executed leases at an average rent of $60.02 for new and renewal leases executed compared to $57.23 on leasing expiring, resulting in a releasing spread increase of $2.79 per square foot, or 5%, for the twelve months ended December 31, 2021.
The Company continues to renew or replace leases that are scheduled to expire in 2022, however, for a variety of factors, the Company cannot be certain of its ability to sign, renew or replace leases expiring in 2022 or beyond. These leases that are scheduled to expire in 2022 represent approximately 1.0 million square feet of the Centers, accounting for 16.93% of the GLA of mall stores and freestanding stores, for spaces 10,000 square feet and under, as of December 31, 2021. These calculations exclude Centers under development or redevelopment and property dispositions (See "Dispositions" and "Redevelopment and Development Activities" in Management's Overview and Summary), and include square footage of Centers owned by joint ventures at the Company’s share.
2022 lease expirations continue to be an important focal point for the Company. The Company now has commitments on approximately 39% of the remaining 2022 expiring square footage with another approximately 55% in the letter of intent stage, disregarding leases for stores that have closed or for stores that tenants have indicated they intend to close.
The Company has entered into 118 leases for new spaces totaling approximately 1.2 million square feet that have opened or are planned for opening in 2022, and another 15 leases for new spaces totaling approximately 840,000 square feet opening after 2022. While there may be additional new space openings in 2022, any such leases are not yet executed.

During the trailing twelve months ended December 31, 2021, the Company signed 308 new leases and 525 renewal leases comprising approximately 3.5 million square feet of GLA, of which 2.2 million square feet is related to the consolidated Centers. The average tenant allowance was $22.46 per square foot. The majority of the Company's COVID-19 related lease amendments are excluded from these numbers.
Outlook
The Company has a long-term four-pronged business strategy that focuses on the acquisition, leasing and management, redevelopment and development of Regional Town Centers. Although fundamentals at the Centers continued to improve during 2021, the Company expects that the COVID-19 pandemic, including the emergence of new variants, will continue to negatively impact its results for 2022 due, in part, to reduced occupancy relative to pre-COVID levels and additional Anchor closures, among other factors.
All Centers have been open and operating since October 7, 2020. As of the date of this Annual Report on Form 10-K, government-imposed capacity restrictions resulting from COVID-19 have been essentially eliminated across the Company’s markets. The Company experienced a positive impact to its leasing revenue during the three and twelve months ended December 31, 2021. Leasing revenue increased by approximately 12.4% and 3.9%, including joint ventures at the Company’s share, compared to the three and twelve months ending December 31, 2020, respectively. This increase was primarily due to (i) increases in percentage rent, which was primarily driven by accelerating tenant sales and all of the Company’s Centers being fully open and operating in 2021 as compared to 2020; and (ii) decreases in bad debt reserves and decreases in retroactive rent abatements incurred in 2021 compared to 2020. During the twelve months ended December 31, 2021, certain of the Company’s previously reserved accounts receivable were collected resulting in a reduction of bad debt expense. These collections were a result of improving economic conditions that have become evident as the impact of the pandemic has eased as well as collection efforts by the Company.
As a result of government-imposed capacity restrictions resulting from COVID-19 essentially being eliminated across the Company’s markets, combined with pent up demand, the positive economic impacts of consumer savings, fiscal stimulus and other factors, sales and traffic at the Company’s Centers continued to greatly improve during the fourth quarter of 2021 with extremely high customer conversion rates. Traffic levels continue to range in the mid 90%’s relative to 2019. Comparable tenant sales from spaces less than 10,000 square feet across the portfolio increased by 12% relative to pre-COVID sales during the fourth quarter of 2019. For the twelve months ended December 31, 2021, comparable tenant sales from spaces less than 10,000 square feet across the portfolio increased by 10% relative to sales during the same pre-COVID twelve-month period of 2019.
For the three months ended December 31, 2021, the Company signed 146 leases for approximately 0.5 million square feet. For the twelve months ended December 31, 2021, the Company signed 833 leases for approximately 3.5 million square feet, which represents a 2% increase on a same center basis in the amount of leased square feet relative to what was leased over the same pre-COVID twelve-month period ended December 31, 2019. 2021 was the highest volume leasing year for the Company since 2015, when viewed on a same center basis.
The Company believes that diversity of use within its tenant base will be a prominent internal growth catalyst at its Centers going forward, as new uses enhance the productivity and diversity of the tenant mix and have the potential to significantly increase customer traffic at the applicable Centers. During the year ended December 31, 2021, the Company signed deals for new stores with approximately 100 new-to-Macerich portfolio uses for over 840,000 square feet, with another nearly 300,000 square feet of such new-to-Macerich portfolio uses currently in negotiation as of the date of this Annual Report on Form 10-K.
As of December 31, 2021, the leased occupancy rate increased to 91.5% compared to the leased occupancy rate of 90.3% at September 30, 2021 and 89.7% at December 31, 2020. The leased occupancy rate has improved by 3.0% from the lowest occupancy level since the start of the COVID-19 pandemic, which was 88.5% as of March 31, 2021.
The Company’s rent collections have continued to significantly improve and are now comparable to pre-COVID levels. The Company has made significant progress in its negotiations with national and local tenants to secure rental payments, despite a significant portion of the Company’s tenants having requested rental assistance, whether in the form of deferral or rent reduction. This effort of negotiating COVID-19 rental assistance agreements is essentially now completed. The lease amendments negotiated by the Company related to COVID-19 have resulted in a combination of rent payment deferrals and rent abatements. The majority of the Company’s leases required continued payment of rent by the Company’s tenants during the period of government mandated closures caused by COVID-19. Additionally, many of the Company’s leases contain co-tenancy clauses. Certain Anchor or small tenant closures have become permanent following the re-opening of the Company’s Centers, and co-tenancy clauses within certain leases may be triggered as a result. The Company does not anticipate that the negative impact of such clauses on lease revenue will be significant.

During the years ended December 31, 2021 and 2020, the Company incurred $47.6 million and $56.4 million, respectively, of rent abatements at the Company’s share, relating primarily to 2020 rents as a result of COVID-19 and negotiated $4.6 million and $32.9 million of rent deferrals during the years ended December 31, 2021 and 2020, respectively, at the Company’s share. During the three months ended December 31, 2021 and 2020, the Company incurred $1.3 million and $37.9 million, respectively, of rent abatements at the Company’s share relating primarily to 2020 rents as a result of COVID-19. The Company negotiated $0.3 million of rent deferrals during the three months ended December 31, 2021. As of December 31, 2021, $4.0 million of the rent deferrals remain outstanding, with $2.6 million scheduled to be repaid during the remainder of 2022 and the balance scheduled for repayment in 2023 and thereafter.
During 2020, there were 42 bankruptcy filings involving the Company’s tenants, totaling 322 leases and involving approximately 6.0 million square feet and $85.4 million of annual leasing revenue at the Company’s share. During 2021, the pace of such filings has decreased substantially, as there were ten bankruptcy filings involving the Company’s tenants, totaling 62 leases and involving approximately 369,000 square feet and $11.9 million of annual leasing revenue at the Company’s share. This included two leases totaling 139,000 square feet with a single department store retailer that quickly emerged from bankruptcy and assumed both of its leases with the Company. Excluding this department store retailer, bankruptcy filings during 2021 only involved approximately 230,000 square feet. The Company anticipates that the pace of bankruptcy filings in 2022 will similarly be lower than years prior to 2020.
During 2022, the Company expects to generate positive cash flow from operations after recurring operating capital expenditures, leasing capital expenditures and payment of dividends. This assumption does not include any potential capital generated from dispositions, refinancings or issuances of common equity. This expected surplus will be used to de-lever the Company’s balance sheet as well as to fund the Company’s development and redevelopment pipeline (See "—Redevelopment and Development Activities" in Management's Overview and Summary).
Given the prior disruption from COVID-19 and the related impacts on the capital markets, the Company has secured extensions of term from one to three years of its near-term maturing non-recourse mortgage loans totaling an aggregate of approximately $950 million on Danbury Fair Mall, The Shops at Atlas Park, Fashion Outlets of Niagara, FlatIron Crossing, Green Acres Mall and Green Acres Commons. On October 26, 2021, the Company’s joint venture closed a $65 million, five-year loan, including extension options, that bears interest at LIBOR plus 4.15% to refinance The Shops at Atlas Park, which replaced a $67.5 million loan on the property. Additionally, on February 2, 2022, the Company’s joint venture in FlatIron Crossing replaced the existing $197 million loan on the property with a new $175 million loan that bears interest at SOFR plus 3.45% and matures on February 9, 2027, including extension options. (See “—Financing Activities” in Management’s Overview and Summary).
During the second quarter of 2021, the Company repaid and terminated its existing credit facility and entered into a new credit agreement, which provides for an aggregate $700 million facility, including a $525 million revolving loan facility that matures on April 14, 2023, with a one-year extension option, and a $175 million term loan facility that matures on April 14, 2024. Concurrent with the closing of this credit facility, the Company repaid $985.0 million of debt (See “—Liquidity and Capital Resources”). As of December 31, 2021, the outstanding balance on the revolving loan facility was $119 million, less the amount of unamortized deferred financing costs of $14.2 million. On September 20, 2021, the Company paid off the remaining balance outstanding on the term loan facility with proceeds from the sale of Tucson La Encantada (See “Dispositions” in Management’s Overview and Summary).
Rising interest rates could increase the cost of the Company’s borrowings due to its outstanding floating-rate debt and lead to higher interest rates on new fixed-rate debt. In certain cases, the Company may limit its exposure to interest rate fluctuations related to a portion of its floating-rate debt by using interest rate cap and swap agreements. Such agreements, subject to current market conditions, allow the Company to replace floating-rate debt with fixed-rate debt in order to achieve its desired ratio of floating-rate to fixed-rate debt. However, any interest rate cap or swap agreements that the Company enters into may not be effective in reducing its exposure to interest rate changes. For example, the Company’s prior swap agreements, which expired on September 30, 2021, resulted in increases in interest expense in 2021. The Company did not have any swap agreements in place as of December 31, 2021.
Comparison of Years Ended December 31, 2021 and 2020
Revenues:
Leasing revenue increased by $47.2 million, or 6.4%, from 2020 to 2021. The increase in leasing revenue is attributed to increases of $23.2 million from the Same Centers and $31.8 million from the JV Transition Centers offset in part by $7.8 million from the Disposition Properties. Leasing revenue includes the amortization of above and below-market leases, the amortization of straight-line rents, lease termination income and the provision for bad debts. The amortization of above and below-market leases decreased from $2.1 million in 2020 to $1.9 million in 2021. The amortization of straight-line rents decreased from $24.8 million in 2020 to $5.9 million in 2021. Lease termination income increased from $8.3 million in 2020 to $19.1 million in 2021. Percentage rent increased from $15.5 million in 2020 to $58.8 million in 2021. Provision for bad debts decreased from $44.3 million in 2020 to a recovery of $(6.4) million in 2021. The increase in leasing revenue and decrease in bad debt at the Same Centers is primarily the result of all Centers being open in 2021 compared to the majority of Centers being closed for portions of 2020 and an increase in tenant sales to pre-COVID 2019 levels (See "Other Transactions and Events" in Management's Overview and Summary).
Other income increased from $22.2 million in 2020 to $33.9 million in 2021. This is primarily due to increased parking garage income resulting from increased traffic at the Centers (See "Other Transactions and Events" in Management's Overview and Summary).
Management Companies' revenue increased from $23.5 million in 2020 to $26.0 million in 2021. The increase is primarily the result of increased management fees in 2021 due to all Centers being open in 2021 compared to Centers being closed for portions of 2020.
Shopping Center and Operating Expenses:
Shopping center and operating expenses increased $37.8 million, or 14.7%, from 2020 to 2021. The increase in shopping center and operating expenses is attributed to increases of $21.4 million from the Same Centers, $19.6 million from the JV Transition Centers and $0.2 million from the Redevelopment Properties offset in part by $3.4 million from the Disposition Properties. The increase in shopping center and operating expenses at the Same Centers is primarily the result of all Centers being opened in 2021 compared to the majority of Centers being closed for portions of 2020 (See "Other Transactions and Events" in Management's Overview and Summary).
Management Companies' Operating Expenses:
Management Companies' operating expenses decreased $4.5 million from 2020 to 2021 due to a decrease in compensation expense.
Depreciation and Amortization:
Depreciation and amortization decreased $8.5 million from 2020 to 2021. The decrease in depreciation and amortization is primarily attributed to a decrease of $18.0 million from the Same Centers and $4.7 million from the Disposition Properties offset in part by increases of $13.7 million from the JV Transition Centers and $0.5 million from the Redevelopment Properties.
Interest (Income) Expense:
Interest (income) expense increased $117.1 million from 2020 to 2021. The increase in interest (income) expense is attributed to an increase of $131.6 million from the Financing Arrangement (See Note 12–Financing Arrangement in the Company's Notes to the Consolidated Financial Statements) and $5.9 million from the JV Transition Centers offset in part by decreases of $7.9 million from the Same Centers, $11.7 million from borrowings under the line of credit and $0.8 million from the Disposition Properties. The increase in interest expense from the Financing Arrangement is primarily due to the change in fair value of the underlying properties and the mortgage notes payable on the underlying properties.
The above interest expense items are net of capitalized interest, which increased from $5.2 million in 2020 to $9.5 million in 2021.
Equity in Income (Loss) of Unconsolidated Joint Ventures:
Equity in income (loss) of unconsolidated joint ventures increased $42.7 million from 2020 to 2021. The increase in equity in income (loss) of unconsolidated joint ventures is primarily due to a decrease in the provision for bad debts and an increase in percentage rent in 2021 compared to 2020.
Loss on Remeasurement of Assets
Loss on remeasurement of assets of $163.3 million in 2020 relates to Fashion District Philadelphia (See Note 15–Consolidated Joint Venture and Acquisitions in the Company's Notes to the Consolidated Financial Statements).
Gain (Loss) on Sale or Write Down of Assets, net:
Gain (loss) on sale or write down of assets, net increased from a loss of $68.1 million in 2020 to a gain of $75.7 million in 2021. The increase is primarily due to the $36.7 million of impairment losses on Wilton Mall and Paradise Valley Mall, $4.2 million write-down of non-real estate assets and $36.7 million write-down of development costs in 2020 and $117.2 million gain on the sale of Tucson La Encantada and $29.4 million gain on land sales in 2021 offset in part by the sale and impairment loss of $41.6 million on Estrella Falls and $28.3 million loss related to North Bridge in 2021 (See "Dispositions" in Management's Overview and Summary). The impairment losses were due to the reduction in the estimated holding periods of the properties.
Net Income (Loss):
Net income increased $261.6 million from 2020 to 2021. The increase in net income is primarily due to the variances noted above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold and loss on extinguishment of debt increased 24.7% from $339.5 million in 2020 to $423.2 million in 2021. For a reconciliation of net income (loss) attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold and loss on extinguishment of debt and FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold and loss on extinguishment of debt, see "Funds From Operations ("FFO")" below.
Operating Activities:
Cash provided by operating activities increased $161.5 million from 2020 to 2021. The increase is primarily due to the changes in assets and liabilities and the results, as discussed above.
Investing Activities:
Cash provided by investing activities increased $437.8 million from 2020 to 2021. The increase in cash provided by investing activities is primarily attributed to an increase in proceeds from the sale of assets of $320.6 million, proceeds from notes receivable of $1.3 million, a decrease in contributions to unconsolidated joint ventures of $45.6 million and an increase of $15.5 million in distributions from unconsolidated joint ventures.
Financing Activities:
Cash provided by financing activities decreased $1.3 billion from 2020 to 2021. The decrease in cash provided by financing activities is primarily due to decreases in proceeds from mortgages, bank and other notes payable of $140.0 million and an increase in payments on mortgages, bank and other notes payable of $2.0 billion offset in part by net proceeds from sales of common shares under the ATM Programs of $830.2 million and a decrease in dividends and distributions of $36.4 million.
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
Loss on Remeasurement of Assets
Loss on remeasurement of assets of $163.3 million relates to Fashion District Philadelphia (See Note 15–Consolidated Joint Venture and Acquisitions in the Company's Notes to the Consolidated Financial Statements).
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

Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold and loss on extinguishment of debt decreased 36.8% from $537.3 million in 2019 to $339.5 million in 2020. For a reconciliation of net (loss) income attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold and loss on extinguishment of debt and FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold and loss on extinguishment of debt, see "Funds From Operations ("FFO")" below.
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

Liquidity and Capital Resources
The Company anticipates meeting its liquidity needs for its operating expenses, debt service and dividend requirements for the next twelve months and beyond through cash generated from operations, distributions from unconsolidated joint ventures, working capital reserves and/or borrowings under its line of credit. Following the uncertain environment brought about by COVID-19, the Company took a number of previously disclosed measures in the year ended December 31, 2020 to enhance its liquidity position over the short-term, some of which continued into the year ended December 31, 2021. However, the Company currently anticipates meeting its liquidity needs for the next twelve months as it has done historically.
Uses of Capital
The following tables summarize capital expenditures and lease acquisition costs incurred at the Centers (at the Company's pro rata share) for the years ended December 31:

(Dollars in thousands)	2021	2020	2019
Consolidated Centers:
Acquisitions of property, building improvement and equipment	$18,715	$9,570	$34,763
Development, redevelopment, expansion and renovation of Centers	46,341	38,405	112,263
Tenant allowances	22,101	12,413	18,860
Deferred leasing charges	2,585	3,044	3,203
	$89,742	$63,432	$169,089
Joint Venture Centers (at the Company's pro rata share):
Acquisitions of property, building improvement and equipment	$18,803	$6,497	$12,321
Development, redevelopment, expansion and renovation of Centers	48,512	109,902	210,574
Tenant allowances	11,594	4,804	9,339
Deferred leasing charges	2,881	2,111	3,386
	$81,790	$123,314	$235,620

The Company expects amounts to be incurred during the next twelve months for tenant allowances and deferred leasing charges to be less than or comparable to 2021. The Company expects to incur approximately $150 million during 2022 for development, redevelopment, expansion and renovations. This includes the Company's share of the remaining development costs of One Westside of approximately $30.0 million, which is fully funded by a non-recourse construction facility. Capital for these expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of cash on hand, debt or equity financings, which are expected to include borrowings under the Company's line of credit, from property financings and construction loans, each to the extent available.
Sources of Capital
The Company has also generated liquidity in the past, and may continue to do so in the future, through equity offerings and issuances, property refinancings, joint venture transactions and the sale of non-core assets. For example, the Company sold Paradise Valley Mall in Phoenix, Arizona and Tucson La Encantada in Tucson, Arizona during the year ended December 31, 2021. The Company used the proceeds from these sales to pay down its line of credit and other debt obligations. Furthermore, the Company has filed a shelf registration statement, which registered an unspecified amount of common stock, preferred stock, depositary shares, debt securities, warrants, rights, stock purchase contracts and units that may be sold from time to time by the Company.

On each of February 1, 2021 and March 26, 2021, the Company registered a separate "at the market" offering program, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500 million under each ATM Program, or a total of $1.0 billion under the ATM Programs, in amounts and at times to be determined by the Company. The following table sets forth certain information with respect to issuances made under each of the ATM Programs as of December 31, 2021.

(Dollars and shares in thousands)	February 2021 ATM Program			March 2021 ATM Program
For the Three Months Ended:	Number of Shares Issued	Net Proceeds	Sales Commissions	Number of Shares Issued	Net Proceeds	Sales Commissions
March 31, 2021	36,001	$477,283	$9,746	9,991	$119,724	$2,448
June 30, 2021	686	12,269	254	13,229	182,149	3,720
September 30, 2021	—	—	—	2,122	38,449	787
December 31, 2021	—	—	—	19	367	9
Total	36,687	$489,552	$10,000	25,361	$340,689	$6,964

As of December 31, 2021, the Company had approximately $151.7 million of gross sales of its common stock available under the March 2021 ATM Program. The February 2021 ATM Program was fully utilized as of June 30, 2021 and is no longer active.
The Company paid a cash dividend of $0.15 per share of its common stock, for each quarter in the year ended December 31, 2021. This quarterly dividend level was lower than the quarterly dividend paid prior to the onset of COVID-19, which was $0.75 per share.
The capital and credit markets can fluctuate and, at times, limit access to debt and equity financing for companies. The Company has been able to access capital; however, there is no assurance the Company will be able to do so in future periods or on similar terms and conditions. Many factors impact the Company's ability to access capital, such as its overall debt level, interest rates, interest coverage ratios, prevailing market conditions and the impact of COVID-19. Increases in the Company's proportion of floating rate debt will cause it to be subject to interest rate fluctuations in the future.
The Company's total outstanding loan indebtedness, which includes mortgages and other notes payable, at December 31, 2021 was $6.98 billion (consisting of $4.53 billion of consolidated debt, less $0.46 billion of noncontrolling interests, plus $2.91 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand.
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
The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary of using the equity method of accounting and those investments are reflected on the consolidated balance sheets of the Company as investments in unconsolidated joint ventures.
As of December 31, 2021, one of the Company’s joint ventures had $50.0 million of debt that could become recourse to the Company, should the joint venture be unable to discharge the obligation of the related debt.
Additionally, as of December 31, 2021, the Company was contingently liable for $41 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
Given the prior disruption from COVID-19 and the related impacts on the capital markets, the Company has secured extensions of term from one to three years of its near-term maturing non-recourse mortgage loans totaling an aggregate of approximately $950 million on Danbury Fair Mall, The Shops at Atlas Park, Fashion Outlets of Niagara, FlatIron Crossing, Green Acres Mall and Green Acres Commons. On October 26, 2021, the Company’s joint venture closed a $65 million, five-year loan, including extension options, that bears interest at LIBOR plus 4.15% to refinance The Shops at Atlas Park, which replaced a $67.5 million loan on the property. Additionally, on February 2, 2022, the Company’s joint venture in FlatIron Crossing replaced the existing $197 million loan on the property with a new $175 million loan that bears interest at SOFR plus 3.45% and matures on February 9, 2027, including extension options.

On March 29, 2021, the Company sold Paradise Valley Mall to a newly formed joint venture for $100 million. Concurrent with the sale, the Company elected to reinvest into the joint venture at a 5% ownership interest. The Company received $95.3 million of net proceeds. On September 17, 2021, the Company sold Tucson La Encantada in Tucson, Arizona for $165.3 million. The Company received $100.1 million of net cash proceeds which was used to repay debt (See “—Dispositions” in Management’s Overview and Summary).
On April 14, 2021, the Company terminated its existing credit facility and entered into a new credit agreement, which provides for an aggregate $700 million facility, including a $525 million revolving loan facility that matures on April 14, 2023, with a one-year extension option, and a $175 million term loan facility that matures on April 14, 2024. The revolving loan facility can be expanded up to $800 million, subject to receipt of lender commitments and other conditions. All obligations under the facility are guaranteed unconditionally by the Company and are secured in the form of mortgages on certain wholly-owned assets and pledges of equity interests held by certain of the Company’s subsidiaries. The new credit facility bears interest at LIBOR plus a spread of 2.25% to 3.25% depending on Company’s overall leverage level. As of December 31, 2021, the borrowing rate was LIBOR plus 2.25%. As of December 31, 2021, borrowings under the facility were $119.0 million less unamortized deferred finance costs of $14.2 million for the revolving loan facility at a total interest rate of 3.86%. As of December 31, 2021, the Company’s availability under the revolving loan facility for additional borrowings was $405.7 million.
The Company drew the $175 million term loan facility in its entirety simultaneously with entering into the new credit agreement and subsequently paid off the remaining balance outstanding on the term loan facility with proceeds from the sale of Tucson La Encantada.
Concurrently with entering into the new credit agreement, the Company repaid $985 million of debt, which included terminating and repaying all amounts outstanding under its prior revolving line of credit facility. The Company had four interest rate swap agreements that effectively converted a total of $400 million of the outstanding balance under the prior credit agreement from floating rate debt of LIBOR plus 1.65% to fixed rate debt of 4.50% until September 30, 2021. These swaps were hedged against the Santa Monica Place floating rate loan and a portion of the Green Acres Commons floating rate loan and effectively converted the Santa Monica Place loan and a majority of the Green Acres Commons loan to fixed rate debt through September 30, 2021. The Company did not renew the swaps that expired on September 30, 2021 and, as a result, on October 1, 2021, the Santa Monica Place and Green Acres Commons loans reverted back to floating rate loans (See Note 5 – Derivative Instruments and Hedging Activities in the Company’s Notes to the Consolidated Financial Statements).
During the year ended December 31, 2021, the Company repaid $1.7 billion of debt then outstanding, including the $985 million repaid in connection with the new credit agreement. These repaid amounts represented an approximately 20% reduction in the debt outstanding, at the Company's share, since December 31, 2020.
Cash dividends and distributions for the twelve months ended December 31, 2021 were $143.4 million which were funded by operations.
At December 31, 2021, the Company was in compliance with all applicable loan covenants under its agreements.
At December 31, 2021, the Company had cash and cash equivalents of $112.5 million.

Material Cash Commitments:
The following is a schedule of material cash commitments as of December 31, 2021 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Cash Commitments	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)(1)	$5,298,302	$955,120	$1,398,990	$1,296,362	$1,647,830
Lease obligations(2)	167,142	18,763	26,038	12,983	109,358
	$5,465,444	$973,883	$1,425,028	$1,309,345	$1,757,188
_______________________________________________________________________________
(1)Interest payments on floating rate debt were based on rates in effect at December 31, 2021.
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
Beginning during the first quarter of 2018, the Company revised its definition of FFO so that FFO excluded the impact of the financing expense in connection with Chandler Freehold. Beginning in 2019, the Company now presents a separate non-GAAP measure - FFO excluding financing expense in connection with Chandler Freehold. The Company has revised the FFO presentation for the years ended December 31, 2018 and 2017 to conform to the current presentation.
The Company accounts for its joint venture in Chandler Freehold as a financing arrangement. In connection with this treatment, the Company recognizes financing expense on (i) the changes in fair value of the financing arrangement obligation, (ii) any payments to the joint venture partner equal to their pro rata share of net income and (iii) any payments to the joint venture partner less than or in excess of their pro rata share of net (loss) income. Only the noted expenses related to the changes in fair value and for the payments to the joint venture partner less than or in excess of their pro rata share of net income are excluded from the measure - FFO excluding financing expense in connection with Chandler Freehold.
The Company also presents FFO excluding financing expense in connection with Chandler Freehold and loss on extinguishment of debt.
FFO and FFO on a diluted basis are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization, as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. The Company believes that such a presentation also provides investors with a meaningful measure of its operating results in comparison to the operating results of other REITs. In addition, the Company believes that FFO excluding financing expense in connection with Chandler Freehold and non-routine costs associated with extinguishment of debt and costs related to shareholder activism provide useful supplemental information regarding the Company’s performance as they show a more meaningful and consistent comparison of the Company’s operating performance and allows investors to more easily compare the Company’s results. The Company further believes that FFO on a diluted basis is a measure investors find most useful in measuring the dilutive impact of outstanding convertible securities.
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

Funds From Operations ("FFO") (Continued)
Management compensates for the limitations of FFO by providing investors with financial statements prepared according to GAAP, along with this detailed discussion of FFO and a reconciliation of net income to FFO and FFO-diluted. Management believes that to further understand the Company's performance, FFO should be compared with the Company's reported net income and considered in addition to cash flows in accordance with GAAP, as presented in the Company's consolidated financial statements. The following reconciles net (loss) income attributable to the Company to FFO and FFO-basic and diluted, excluding financing expense in connection with Chandler Freehold, loss on extinguishment of debt, net and costs related to shareholder activism for the years ended December 31, 2021, 2020, 2019, 2018 and 2017 (dollars and shares in thousands):

	2021	2020	2019	2018	2017
Net income (loss) attributable to the Company	$14,263	$(230,203)	$96,820	$60,020	$146,130
Adjustments to reconcile net income (loss) attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted:
Noncontrolling interests in the Operating Partnership	714	(16,822)	7,131	4,407	10,729
(Gain) loss on sale or write down of consolidated assets, net	(75,740)	68,112	11,909	31,825	(42,446)
Loss on remeasurement of consolidated assets	—	163,298	—	—	—
Add: gain on undepreciated asset sales or write-down from consolidated assets	19,461	7,777	3,829	4,884	1,564
Less: loss on write-down of non-real estate sales or write-down of assets—consolidated assets	(2,200)	(4,154)	—	—	(10,138)
Add: noncontrolling interests share of gain (loss) on sale or write-down of assets—consolidated assets	9,732	(120)	(2,822)	580	1,209
Loss (gain) on sale or write down of assets—unconsolidated joint ventures(1)	4,931	(6)	462	(2,993)	(14,783)
Add: gain on sale of undepreciated assets—unconsolidated joint ventures(1)	93	—	—	666	6,644
Depreciation and amortization on consolidated assets	311,129	319,619	330,726	327,436	335,431
Less: noncontrolling interests in depreciation and amortization—consolidated assets	(29,239)	(15,517)	(15,124)	(14,793)	(15,126)
Depreciation and amortization—unconsolidated joint ventures(1)	182,956	199,680	189,728	174,952	177,274
Less: depreciation on personal property	(12,955)	(15,734)	(15,997)	(13,699)	(13,610)
FFO attributable to common stockholders and unit holders—basic and diluted	423,145	475,930	606,662	573,285	582,878
Financing expense in connection with Chandler Freehold	(955)	(136,425)	(69,701)	(8,849)	—
FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold—basic and diluted	422,190	339,505	536,961	564,436	582,878
Loss on extinguishment of debt, net—consolidated assets	1,007	—	351	—	—
Costs related to shareholder activism	—	—	—	19,369	—
FFO attributable to common stockholders and unit holders excluding financing expense in connection with Chandler Freehold, extinguishment of debt, net and costs related to shareholder activism—diluted	$423,197	$339,505	$537,312	$583,805	$582,878
Weighted average number of FFO shares outstanding for:
FFO attributable to common stockholders and unit holders—basic(2)	207,991	156,920	151,755	151,502	152,293
Adjustments for the impact of dilutive securities in computing FFO—diluted:
Share and unit-based compensation plans	—	—	—	2	36
FFO attributable to common stockholders and unit holders—diluted(3)	207,991	156,920	151,755	151,504	152,329

_______________________________________________________________________________
(1)Unconsolidated assets are presented at the Company's pro rata share.
(2)Calculated based upon basic net income as adjusted to reach basic FFO. During the years ended December 31, 2021, 2020, 2019, 2018 and 2017, there were 9.9 million, 10.7 million, 10.4 million, 10.4 million and 10.4 million OP Units outstanding, respectively.
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
The following table sets forth information as of December 31, 2021 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the years ending December 31,
	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long term debt:
Fixed rate	$494,526	$337,791	$378,120	$607,399	$537,742	$1,460,000	$3,815,578	$3,652,545
Average interest rate	4.56%	4.12%	4.05%	3.49%	3.55%	4.00%	3.94%
Floating rate	300,000	135,320	303,602	—	—	—	738,922	727,082
Average interest rate	1.59%	2.93%	3.48%	—%	—%	—%	2.61%
Total debt—Consolidated Centers	$794,526	$473,111	$681,722	$607,399	$537,742	$1,460,000	$4,554,500	$4,379,627
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long term debt (at the Company's pro rata share):
Fixed rate	$493,631	$324,877	$366,029	$150,870	$424,682	$1,051,763	$2,811,852	$2,735,187
Average interest rate	3.81%	3.30%	4.09%	4.15%	3.72%	3.91%	3.83%
Floating rate	—	11,500	60,347	—	32,500	—	104,347	97,237
Average interest rate	—%	1.96%	1.80%	—%	4.30%	—%	2.60%
Total debt—Unconsolidated Joint Venture Centers	$493,631	$336,377	$426,376	$150,870	$457,182	$1,051,763	$2,916,199	$2,832,424

The Consolidated Centers' total fixed rate debt at December 31, 2021 and 2020 was $3.8 billion and $4.3 billion, respectively. The average interest rate on such fixed rate debt at December 31, 2021 and 2020 was 3.94% and 3.98%, respectively. The Consolidated Centers' total floating rate debt at December 31, 2021 and 2020 was $0.7 billion and $1.7 billion. The average interest rate on such floating rate debt at December 31, 2021 and 2020 was 2.61% and 2.08%, respectively.
The Company's pro rata share of the Unconsolidated Joint Venture Centers' fixed rate debt at December 31, 2021 and 2020 was $2.8 billion and $3.0 billion, respectively. The average interest rate on such fixed rate debt at December 31, 2021 and 2020 was 3.83% and 3.82%, respectively. The Company's pro rata share of the Unconsolidated Joint Venture Centers' floating rate debt at December 31, 2021 and 2020 was $104.3 million and $70.5 million, respectively. The average interest rate on such floating rate debt at December 31, 2021 and 2020 was 2.60% and 2.02%, respectively.
The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value. Interest rate cap agreements offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements effectively replace a floating rate on the notional amount with a fixed rate as noted above. As of December 31, 2021, the Company had two interest rate cap agreements in place (See Note 4—Investments in Unconsolidated Joint Ventures and Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements).
In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $8.4 million per year based on $843.3 million of floating rate debt outstanding at December 31, 2021.
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
In July 2017, the Financial Conduct Authority announced it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In March 2021, the ICE Benchmark Administration, the administrator of LIBOR, announced its intention to cease publication of certain LIBOR settings after 2021, while continuing to publish overnight and one-, three-, six-, and twelve-month U.S. dollar LIBOR rates through June 30, 2023. While this announcement extended the transition period to June 2023, the United States Federal Reserve Board and other regulatory bodies concurrently issued guidance encouraging banks and other financial market participants to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable and in any event no later than December 31, 2021. In the United States, Alternative Reference Rates Committee (“AARC”), which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the SOFR plus a recommended spread adjustment as its preferred alternative to USD-LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities.
The Company expects that all LIBOR settings relevant to it will cease to be published or will no longer be representative after June 30, 2023. As a result, any of the Company’s LIBOR-based borrowings that extend beyond such date will need to be converted to a replacement rate. Certain risks may arise in connection with transitioning contracts to SOFR or any other alternative variable rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted. If a contract is not transitioned to an alternative variable rate and LIBOR is discontinued, the impact is likely to vary by contract. As of December 31, 2021, each of the agreements governing the Company's variable rate debt provides for the replacement of LIBOR if it becomes unavailable during the term of such agreement.
The discontinuation of LIBOR will not affect the Company’s ability to borrow or maintain already outstanding borrowings or swaps, but if the Company’s contracts indexed to LIBOR, including certain contracts governing the variable rate debt of the Company and its joint ventures and the Company’s interest rate swaps, are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available. Additionally, although SOFR is the AARC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in ways that would result in higher interest costs for the Company. It is not yet possible to predict the magnitude of LIBOR’s end on the Company’s borrowing costs given the remaining uncertainty about which rates will replace LIBOR.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Refer to the Financial Statements and Financial Statement Schedules for the required information appearing in Item 15.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusion Regarding Effectiveness of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation as of December 31, 2021, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). The Company's management concluded that, as of December 31, 2021, its internal control over financial reporting was effective based on this assessment.
KPMG LLP, the independent registered public accounting firm that audited the Company's 2021 consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the Company's internal control over financial reporting which follows below.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
The Macerich Company:

Opinion on Internal Control Over Financial Reporting
We have audited The Macerich Company and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement Schedule III - Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 25, 2022 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Los Angeles, California
February 25, 2022

ITEM 9B.    OTHER INFORMATION
None
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable
PART III
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 will be included in the Company’s definitive proxy statement to be filed for its 2022 Annual Meeting of Stockholders and is incorporated by reference herein.
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
During 2021, there were no material changes to the procedures described in the Company's proxy statement relating to the 2021 Annual Meeting of Stockholders by which stockholders may recommend director nominees to the Company.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 will be included in the Company’s definitive proxy statement to be filed for its 2022 Annual Meeting of Stockholders and is incorporated by reference herein.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 will be included in the Company’s definitive proxy statement to be filed for its 2022 Annual Meeting of Stockholders and is incorporated by reference herein.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be included in the Company’s definitive proxy statement to be filed for its 2022 Annual Meeting of Stockholders and is incorporated by reference herein.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 will be included in the Company’s definitive proxy statement to be filed for its 2022 Annual Meeting of Stockholders and is incorporated by reference herein.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

ITEM 16.    FORM 10-K SUMMARY
Not applicable.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
The Macerich Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Macerich Company and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement Schedule III - Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the Company’s evaluation of the expected holding period for operating properties
As discussed in Notes 2 and 6 to the consolidated financial statements, the Company assesses whether an indicator of impairment in the carrying value of its properties exists by considering property operating performance, holding periods, capitalization rates, and other market factors. Property, net as of December 31, 2021 was $6,284 million, or 75% of total assets.
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
Evaluation of the fair value of the Chandler Freehold financing arrangement obligation
As discussed in Notes 2 and 12 to the consolidated financial statements, the Company reports the Chandler Freehold consolidated joint venture as a financing arrangement with the related deferred gain recorded as a liability at fair value. The fair value of the financing arrangement obligation is determined primarily based upon the fair value of the underlying shopping centers, Chandler Fashion Center and Freehold Raceway Mall, owned by the Chandler Freehold consolidated joint venture. The fair value of the shopping centers is estimated using a discounted cash flow model. Subsequent changes in fair value of the financing arrangement obligation are recorded as interest expense. The financing arrangement obligation as of December 31, 2021 was $119 million, or 2% of total liabilities. The adjustment to fair value of the financing arrangement obligation was $15 million, or 108% of net income.
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

/s/ KPMG LLP
We have served as the Company’s auditor since 2010
Los Angeles, California
February 25, 2022

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)

	December 31,
	2021	2020
ASSETS:
Property, net	$6,284,206	$6,694,579
Cash and cash equivalents	112,454	465,297
Restricted cash	54,517	17,362
Tenant and other receivables, net	211,361	239,194
Right-of-use assets, net	110,638	118,355
Deferred charges and other assets, net	254,908	306,959
Due from affiliates	—	1,612
Investments in unconsolidated joint ventures	1,317,571	1,340,647
Total assets	$8,345,655	$9,184,005
LIABILITIES AND EQUITY:
Mortgage notes payable	$4,423,554	$4,560,810
Bank and other notes payable	104,811	1,477,540
Accounts payable and accrued expenses	59,228	68,825
Due to affiliates	327	—
Lease liabilities	80,711	90,216
Other accrued liabilities	254,279	298,594
Distributions in excess of investments in unconsolidated joint ventures	127,608	108,381
Financing arrangement obligation	118,988	134,379
Total liabilities	5,169,506	6,738,745
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 and 250,000,000 shares authorized at December 31, 2021 and 2020, respectively, 214,797,057 and 149,770,575 shares issued and outstanding at December 31, 2021 and 2020, respectively	2,147	1,498
Additional paid-in capital	5,488,440	4,603,378
Accumulated deficit	(2,443,696)	(2,339,619)
Accumulated other comprehensive loss	(24)	(8,208)
Total stockholders' equity	3,046,867	2,257,049
Noncontrolling interests	129,282	188,211
Total equity	3,176,149	2,445,260
Total liabilities and equity	$8,345,655	$9,184,005

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	For The Years Ended December 31,
	2021	2020	2019
Revenues:
Leasing revenue	$787,547	$740,323	$858,874
Other	33,867	22,242	27,879
Management Companies	26,023	23,461	40,709
Total revenues	847,437	786,026	927,462
Expenses:
Shopping center and operating expenses	295,016	257,212	271,547
Leasing expense	24,838	25,191	29,611
Management Companies' operating expenses	61,030	65,576	66,795
REIT general and administrative expenses	30,056	30,339	22,634
Depreciation and amortization	311,129	319,619	330,726
	722,069	697,937	721,313
Interest (income) expense:
Related parties	(3,718)	(135,281)	(62,517)
Other	196,397	210,831	200,771
	192,679	75,550	138,254
Loss on extinguishment of debt	1,007	—	351
Total expenses	915,755	773,487	859,918
Equity in income (loss) of unconsolidated joint ventures	15,689	(27,038)	48,508
Income tax (expense) benefit	(6,948)	447	(1,589)
Loss on remeasurement of assets	—	(163,298)	—
Gain (loss) on sale or write down of assets, net	75,740	(68,112)	(11,909)
Net income (loss)	16,163	(245,462)	102,554
Less net income (loss) attributable to noncontrolling interests	1,900	(15,259)	5,734
Net income (loss) attributable to the Company	$14,263	$(230,203)	$96,820
Earnings per common share attributable to common stockholders:
Basic	$0.07	$(1.58)	$0.68
Diluted	$0.07	$(1.58)	$0.68
Weighted average number of common shares outstanding:
Basic	198,070,000	146,232,000	141,340,000
Diluted	198,070,000	146,232,000	141,340,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	For The Years Ended December 31,
	2021	2020	2019
Net income (loss)	$16,163	$(245,462)	$102,554
Other comprehensive income (loss):
Interest rate cap/swap agreements	8,184	843	(4,585)
Comprehensive income (loss)	24,347	(244,619)	97,969
Less net income (loss) attributable to noncontrolling interests	1,900	(15,259)	5,734
Comprehensive income (loss) attributable to the Company	$22,447	$(229,360)	$92,235
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

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Dollars in thousands, except per share data)

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at December 31, 2020	149,770,575	$1,498	$4,603,378	$(2,339,619)	$(8,208)	$2,257,049	$188,211	$2,445,260
Net income	—	—	—	14,263	—	14,263	1,900	16,163
Interest rate cap/swap agreements	—	—	—	—	8,184	8,184	—	8,184
Amortization of share and unit-based plans	248,264	2	17,996	—	—	17,998	—	17,998
Employee stock purchases	143,191	1	1,347	—	—	1,348	—	1,348
Stock offerings, net	62,049,131	620	829,621	—		830,241	—	830,241
Distributions declared ($0.60) per share	—	—	—	(118,340)	—	(118,340)	—	(118,340)
Distributions to noncontrolling interests	—	—	—	—	—	—	(25,107)	(25,107)
Contributions from noncontrolling interests	—	—	—	—	—	—	580	580
Conversion of noncontrolling interests to common shares	2,585,896	26	48,781	—	—	48,807	(48,807)	—
Redemption of noncontrolling interests	—	—	(17)	—	—	(17)	(161)	(178)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(12,666)	—	—	(12,666)	12,666	—
Balance at December 31, 2021	214,797,057	$2,147	$5,488,440	$(2,443,696)	$(24)	$3,046,867	$129,282	$3,176,149

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$16,163	$(245,462)	$102,554
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on extinguishment of debt	1,007	—	351
Loss on remeasurement of assets	—	163,298	—
(Gain) loss on sale or write down of assets, net	(75,740)	68,112	11,909
Depreciation and amortization	324,403	326,058	337,667
Amortization of net premium on mortgage notes payable	—	(773)	(929)
Amortization of share and unit-based plans	14,273	13,843	12,032
Straight-line rent and amortization of above and below market leases	(7,691)	(23,707)	(14,009)
(Recovery of) provision for doubtful accounts	(6,390)	44,250	7,682
Income tax expense (benefit)	6,948	(447)	1,589
Equity in (income) loss of unconsolidated joint ventures	(15,689)	27,038	(48,508)
Change in fair value of financing arrangement obligation	(15,390)	(139,522)	(76,640)
Distributions of income from unconsolidated joint ventures	48	—	934
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables	62,421	(105,947)	(9,929)
Other assets	14,876	810	(9,553)
Due to/from affiliates	1,939	3,385	13,894
Accounts payable and accrued expenses	(6,746)	15,479	(237)
Other accrued liabilities	(28,064)	(21,578)	26,350
Net cash provided by operating activities	286,368	124,837	355,157
Cash flows from investing activities:
Development, redevelopment, expansion and renovation of properties	(77,686)	(45,161)	(166,791)
Property improvements	(30,521)	(23,143)	(21,114)
Proceeds from collection of notes receivable	1,300	—	68,819
Deferred leasing costs	(2,720)	(3,212)	(11,906)
Distributions from unconsolidated joint ventures	93,927	78,427	266,349
Contributions to unconsolidated joint ventures	(86,846)	(132,466)	(252,903)
Cash and restricted cash acquired from acquisition of previously unconsolidated joint venture	—	5,811	—
Loan to previously unconsolidated joint venture	—	(100,000)	—
Proceeds from sale of assets	337,514	16,896	5,520
Net cash provided by (used in) investing activities	234,968	(202,848)	(112,026)
The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	520,000	660,000	1,796,000
Payments on mortgages, bank and other notes payable	(2,020,395)	(33,972)	(1,567,089)
Deferred financing costs	(22,872)	(4,320)	(7,759)
Payment on finance arrangement obligation	—	—	(27,945)
Proceeds from finance lease	—	4,115	—
Payments on finance leases	(1,849)	(1,534)	(1,472)
Proceeds from share and unit-based plans	1,348	1,531	1,519
Proceeds from stock offerings, net	830,241	—	—
Redemption of noncontrolling interests	(178)	(29)	(67)
Contributions from noncontrolling interests	128	525	3,131
Dividends and distributions	(143,447)	(179,862)	(474,534)
Net cash (used in) provided by financing activities	(837,024)	446,454	(278,216)
Net (decrease) increase in cash, cash equivalents and restricted cash	(315,688)	368,443	(35,085)
Cash and cash equivalents and restricted cash at beginning of year	482,659	114,216	149,301
Cash and cash equivalents and restricted cash at end of year	$166,971	$482,659	$114,216
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$204,221	$199,147	$210,026
Non-cash investing and financing activities:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$18,279	$29,376	$32,452
Conversion of Operating Partnership Units to common stock	$48,807	$12,086	$1,005
Receivable in connection with sale of joint venture property	$21,000	$—	$—
Lease liabilities recorded in connection with right-of-use assets	$—	$—	$109,299
Assets acquired from previously unconsolidated joint venture	$—	$395,844	$—
Liabilities assumed from previously unconsolidated joint venture	$—	$263,393	$—
Property distribution from unconsolidated joint venture	$—	$19,300	$—

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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of December 31, 2021, the Company was the sole general partner of and held a 96% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
The Company's sole significant asset is its investment in the Operating Partnership and as a result, substantially all of the Company's assets and liabilities represent the assets and liabilities of the Operating Partnership. In addition, the Operating Partnership has investments in a number of VIEs, including Fashion District Philadelphia and SanTan Village Regional Center.
The Operating Partnership's VIEs included the following assets and liabilities:

	December 31,
	2021	2020
Assets:
Property, net	$458,964	$551,062
Other assets	83,685	97,713
Total assets	$542,649	$648,775
Liabilities:
Mortgage notes payable	$413,925	$420,233
Other liabilities	56,947	81,266
Total liabilities	$470,872	$501,499
All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
2. Summary of Significant Accounting Policies: (Continued)
Basis of Presentation: (Continued)
The following table presents a reconciliation of the beginning of period and end of period cash and cash equivalents and restricted cash reported on the Company's consolidated balance sheets to the totals shown on its consolidated statements of cash flows:

	2021	2020	2019
Beginning of period
Cash and cash equivalents	$465,297	$100,005	$102,711
Restricted cash	17,362	14,211	46,590
Cash and cash equivalents and restricted cash	$482,659	$114,216	$149,301
End of period
Cash and cash equivalents	$112,454	$465,297	$100,005
Restricted cash	54,517	17,362	14,211
Cash and cash equivalents and restricted cash	$166,971	$482,659	$114,216

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
COVID-19 Lease Accounting:
In April 2020, the Financial Accounting Standards Board issued a Staff Question-and-Answer (“Q&A”) to clarify whether lease concessions related to the effects of COVID-19 require the application of the lease modification guidance under Accounting Standards Codification ("ASC") 842, "Leases" ("the lease modification accounting framework"). Under ASC 842, the Company would have to determine, on a lease-by-lease basis, if a lease concession was the result of a new arrangement reached with the tenant or an enforceable right and obligation within the existing lease. The Q&A allows for the bypass of a lease-by-lease analysis, and allows the Company to elect to either apply the lease modification accounting framework or not to all of its lease concessions with similar characteristics and circumstances. The Company has elected to apply the lease modification accounting framework to lease concessions that include the abatement of rent in its consolidated financial statements for the twelve months ended December 31, 2021 and 2020.
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
2. Summary of Significant Accounting Policies: (Continued)
Revenues:
Leasing revenue includes minimum rents, percentage rents, tenant recoveries and other leasing income. Minimum rental revenues are recognized on a straight-line basis over the terms of the related leases. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight-line rent adjustment." Minimum rents were increased by $5,873, $24,789 and $10,533 due to the straight-line rent adjustment during the years ended December 31, 2021, 2020 and 2019, respectively. Percentage rents are recognized and accrued when tenants' specified sales targets have been met. Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred. Other tenants pay a fixed rate and these tenant recoveries are recognized as revenues on a straight-line basis over the term of the related leases.
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
No Center or tenant generated more than 10% of total revenues during the years ended December 31, 2021, 2020 or 2019.
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
3. Earnings Per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of earnings per share for the years ended December 31 (shares in thousands):

	2021	2020	2019
Numerator
Net income (loss)	$16,163	$(245,462)	$102,554
Less: net income (loss) attributable to noncontrolling interests	1,900	(15,259)	5,734
Net income (loss) attributable to the Company	14,263	(230,203)	96,820
Allocation of earnings to participating securities	(853)	(1,048)	(1,190)
Numerator for basic and diluted EPS—net income (loss) attributable to common stockholders	$13,410	$(231,251)	$95,630
Denominator
Denominator for basic and diluted EPS—weighted average number of common shares outstanding(1)	198,070	146,232	141,340
EPS—net income (loss) attributable to common stockholders:
Basic and diluted	$0.07	$(1.58)	$0.68

____________________________________
(1)Diluted EPS excludes 101,948, 97,926 and 90,619 convertible preferred units for the years ended December 31, 2021, 2020 and 2019, respectively, as their impact was antidilutive.
Diluted EPS excludes 9,920,654, 10,688,179 and 10,415,291 Operating Partnership units ("OP Units") for the years ended December 31, 2021, 2020 and 2019, respectively, as their effect was antidilutive.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures:
The following are the Company's operating properties in various unconsolidated joint ventures with third parties. The Company's direct or indirect ownership interest in each joint venture as of December 31, 2021 was as follows:

Joint Venture	Ownership %(1)
AM Tysons LLC	50.0%
Biltmore Shopping Center Partners LLC	50.0%
Corte Madera Village, LLC	50.1%
Country Club Plaza KC Partners LLC	50.0%
HPP-MAC WSP, LLC—One Westside	25.0%
Kierland Commons Investment LLC	50.0%
Macerich HHF Broadway Plaza LLC—Broadway Plaza	50.0%
Macerich HHF Centers LLC—Various Properties	51.0%
MS Portfolio LLC	50.0%
New River Associates LLC—Arrowhead Towne Center	60.0%
Pacific Premier Retail LLC—Various Properties	60.0%
Propcor II Associates, LLC—Boulevard Shops	50.0%
PV Land SPE, LLC	5.0%
Scottsdale Fashion Square Partnership	50.0%
TM TRS Holding Company LLC	50.0%
Tysons Corner LLC	50.0%
Tysons Corner Hotel I LLC	50.0%
Tysons Corner Property Holdings II LLC	50.0%
Tysons Corner Property LLC	50.0%
West Acres Development, LLP	19.0%
WMAP, L.L.C.—Atlas Park, The Shops at	50.0%
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)
The Company has made the following investments, dispositions and financings in unconsolidated joint ventures during the years ended December 31, 2021, 2020 and 2019 and events subsequent to December 31, 2021:
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
On July 25, 2019, the Company's previously unconsolidated joint venture in Fashion District Philadelphia amended the existing term loan on the joint venture to allow for additional borrowings up to $100,000 at LIBOR plus 2%. Concurrent with the amendment, the joint venture borrowed an additional $26,000. On August 16, 2019, the joint venture borrowed an additional $25,000. The Company used its share of the additional proceeds to pay down its line of credit and for general corporate purposes.
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
On December 10, 2020, the Company made a loan (the “Partnership Loan”) to the Company’s previously unconsolidated joint venture in Fashion District Philadelphia to fund the entirety of a $100,000 repayment to reduce the mortgage loan on Fashion District Philadelphia from $301,000 to $201,000. This mortgage loan now matures on January 22, 2024, including a one-year extension option, and bears interest at LIBOR plus 3.5%, with a LIBOR floor of 0.50%. The partnership agreement for the joint venture was amended in connection with the Partnership Loan, and pursuant to the amended agreement, the Partnership Loan plus 15% accrued interest must be repaid prior to the resumption of 50/50 cash distributions to the Company and its joint venture partner. As a result of the substantive participation rights of the Company’s joint venture partner being terminated in the amended agreement, the Company determined that the joint venture is a VIE and the Company is the primary beneficiary. Effective December 10, 2020, the Company has consolidated the results of the joint venture into the consolidated financial statements of the Company (See Note 15–Consolidated Joint Venture and Acquisitions).
On December 29, 2020, the Company’s joint venture in FlatIron Crossing closed on a one-year maturity date extension for the existing loan to January 5, 2022. The interest rate increased from 3.85% to 4.10%, and the Company’s joint venture repaid $15,000, $7,650 at the Company's pro rata share, of the outstanding loan balance at closing.
On December 31, 2020, the Company and its joint venture partner in MS Portfolio LLC entered into a distribution agreement. The joint venture owned nine properties, including the former Sears parcels at the South Plains Mall and the Arrowhead Towne Center. The joint venture distributed the former Sears parcel at South Plains Mall to the Company and the former Sears parcel at Arrowhead Towne Center to the joint venture partner. The joint venture partners agreed that the distributed properties were of equal value. The Company now owns 100% of the former Sears parcel at South Plains Mall. Effective December 31, 2020, the Company consolidates its 100% interest in the Sears parcel at South Plains Mall in its consolidated financial statements (See Note 15 – Consolidated Joint Venture and Acquisitions).

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)
On March 29, 2021, concurrent with the sale of Paradise Valley Mall (see Note 16 – Dispositions), the Company elected to reinvest into the newly formed joint venture at a 5% ownership interest for $3,819 in cash that is accounted for under the equity method of accounting.
On October 26, 2021, the Company's joint venture in The Shops at Atlas Park replaced the existing loan on the property with a new $65,000 loan that bears interest at a floating rate of LIBOR plus 4.15% and matures on November 9, 2026, including extension options. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 3.0% through November 7, 2023.
On December 31, 2021, the Company assigned its joint venture interest in The Shops at North Bridge in Chicago, Illinois to its partner in the joint venture. The assignment included the assumption by the joint venture partner of the Company’s share of the debt owed by the joint venture and no cash consideration was received by the Company. The Company recognized a loss of approximately $28,276 in connection with the assignment.
On December 31, 2021, the Company sold its joint venture interest in the undeveloped property at 443 North Wabash Avenue in Chicago, Illinois to its partner in the joint venture for $21,000. The Company recognized an immaterial gain in connection with the sale.
On February 2, 2022, the Company’s joint venture in FlatIron Crossing replaced the existing $197,011 loan on the property with a new $175,000 loan that bears interest at the Secured Overnight Financing Rate ("SOFR") plus 3.45% and matures on February 9, 2027, including extension options. The loan is covered by an interest rate cap agreement that effectively prevents SOFR from exceeding 4.0% through February 15, 2024.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.

Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures as of December 31:

	2021	2020
Assets(1):
Property, net	$8,289,412	$8,721,551
Other assets	750,629	774,583
Total assets	$9,040,041	$9,496,134
Liabilities and partners' capital(1):
Mortgage and other notes payable	$5,686,500	$5,942,478
Other liabilities	325,115	397,483
Company's capital	1,638,112	1,711,944
Outside partners' capital	1,390,314	1,444,229
Total liabilities and partners' capital	$9,040,041	$9,496,134
Investment in unconsolidated joint ventures:
Company's capital	$1,638,112	$1,711,944
Basis adjustment(2)	(448,149)	(479,678)
	$1,189,963	$1,232,266

Assets—Investments in unconsolidated joint ventures	1,317,571	$1,340,647
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(127,608)	(108,381)
	$1,189,963	$1,232,266

_______________________________________________________________________________

(1)These amounts include the assets of $2,789,568 and $2,857,757 of Pacific Premier Retail LLC (the "PPR Portfolio") as of December 31, 2021 and 2020, respectively, and liabilities of $1,661,110 and $1,687,042 of the PPR Portfolio as of December 31, 2021 and 2020, respectively.

(2)The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $10,276, $13,168 and $18,834 for the years ended December 31, 2021, 2020 and 2019, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)
Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	PPR Portfolio	Other Joint Ventures	Total
Year Ended December 31, 2021
Revenues:
Leasing revenue	$168,842	$631,139	$799,981
Other	62	57,083	57,145
Total revenues	168,904	688,222	857,126
Expenses:
Shopping center and operating expenses	40,298	246,692	286,990
Leasing expense	1,286	4,392	5,678
Interest expense	63,072	147,545	210,617
Depreciation and amortization	97,494	253,561	351,055
Total operating expenses	202,150	652,190	854,340
Loss on sale of assets	—	(9,178)	(9,178)
Net (loss) income	$(33,246)	$26,854	$(6,392)
Company's equity in net (loss) income	$(10,866)	$26,555	$15,689

Year Ended December 31, 2020
Revenues:
Leasing revenue	171,505	633,357	804,862
Other	614	18,439	19,053
Total revenues	172,119	651,796	823,915
Expenses:
Shopping center and operating expenses	37,018	240,139	277,157
Leasing expense	1,325	4,173	5,498
Interest expense	64,460	151,857	216,317
Depreciation and amortization	102,788	285,948	388,736
Total operating expenses	205,591	682,117	887,708
(Loss) gain on sale of assets	(120)	157	37
Net loss	$(33,592)	$(30,164)	$(63,756)
Company's equity in net loss	$(10,371)	$(16,667)	$(27,038)

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)

	PPR Portfolio	Other Joint Ventures	Total
Year Ended December 31, 2019
Revenues:
Leasing revenue	$187,789	$712,860	$900,649
Other	1,598	49,184	50,782
Total revenues	189,387	762,044	951,431
Expenses:
Shopping center and operating expenses	37,528	250,598	288,126
Leasing expense	1,598	6,695	8,293
Interest expense	67,354	150,111	217,465
Depreciation and amortization	100,490	273,565	374,055
Total operating expenses	206,970	680,969	887,939
Loss on sale of assets	(452)	(380)	(832)
Net (loss) income	$(18,035)	$80,695	$62,660
Company's equity in net (loss) income	$(590)	$49,098	$48,508

Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.
5. Derivative Instruments and Hedging Activities:
The Company uses an interest rate cap and four interest rate swap agreements to manage the interest rate risk of its floating rate debt. The Company recorded other comprehensive income (loss) related to the marking-to-market of derivative instruments of $8,184, $843 and $(4,585) during the years ended December 31, 2021, 2020 and 2019, respectively. The fair value of the Company's derivatives was $6 and $(8,208) at December 31, 2021 and 2020, respectively.
The following derivatives were outstanding at December 31, 2021 and December 31, 2020:

					Fair Value
Property	Notional Amount	Product	LIBOR Rate	Maturity	December 31, 2021	December 31, 2020
Santa Monica Place(1)	$300,000	Cap	4.00%	12/9/2022	$6	$—
The Macerich Partnership, L.P.(1)	$400,000	Swaps	2.85%	9/30/2021	$—	$(8,208)
(1)    On April 14, 2021, the Company entered into a new credit facility to replace the existing credit facility (See Note 11 - Bank and Other Notes Payable). Concurrent with entering into the new credit facility, the Company de-designated the Santa Monica Place $300,000 interest rate cap. As a result of the new credit facility and the Santa Monica Place cap de-designation, the notional amounts of the swaps that were previously hedged against the Company’s prior revolving line of credit were hedged against the Santa Monica Place floating rate debt and a portion of the Green Acres Commons floating rate debt effectively converting the Santa Monica Place loan and a majority of the Green Acres Commons loan to fixed rate debt through September 30, 2021. The Company did not renew the swaps that expired on September 30, 2021 and, as a result, on October 1, 2021, these loans reverted back to floating interest rate loans. Effective December 9, 2021, the Company entered into a new $300,000 interest rate cap for Santa Monica Place that was designated as a hedging instrument.
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
6. Property, net:
Property, net at December 31, 2021 and 2020 consists of the following:

	2021	2020
Land	$1,441,858	$1,538,270
Buildings and improvements	6,306,764	6,620,708
Tenant improvements	685,242	750,250
Equipment and furnishings(1)	191,266	194,231
Construction in progress	222,420	153,253
	8,847,550	9,256,712
Less accumulated depreciation(1)	(2,563,344)	(2,562,133)
	$6,284,206	$6,694,579

(1)Equipment and furnishings and accumulated depreciation include the cost and accumulated amortization of ROU assets in connection with finance leases at December 31, 2021 and 2020 (See Note 8—Leases).
Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $282,158, $287,925 and $287,846, respectively.
The gain (loss) on sale or write down of assets, net for the years ended December 31, 2021, 2020 and 2019 consist of the following:

	2021	2020	2019
Property sales(1)	$113,657	$—	$—
Write-down of assets(2)	(67,344)	(76,705)	(16,285)
Land sales(3)	29,427	8,593	4,376
	$75,740	$(68,112)	$(11,909)
_______________________________________________________________________________

(1)Includes gains related to the sale of La Encantada and Paradise Valley Mall (See Note 16-Dispositions).

(2)Includes a loss of $28,276 in 2021 in connection with the assignment of the Company's partnership interest in The Shops at North Bridge (See Note 4—Investments in Unconsolidated Joint Ventures). Includes impairment loss of $27,281 on Estrella Falls during the year ended December 31, 2021 and impairment losses of $30,063 on Wilton Mall and $6,640 on Paradise Valley Mall during the year ended December 31, 2020. The impairment losses were due to the reduction of the estimated holding periods of the properties. The remaining amounts for the years ended December 31, 2021, 2020 and 2019 mainly pertain to the write off of development costs.

(3)Includes $1,334 related to the sale of Paradise Valley Mall (See Note 16-Dispositions).

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
6. Property, net: (Continued)
The following table summarizes certain of the Company's assets that were measured on a nonrecurring basis as a result of impairment charges recorded for the years ended December 31, 2021 and 2020 as described above:

Years ended December 31,	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
2021	$4,720	$—	$4,720	$—
2020	$151,875	$—	151,875	$—
The fair value relating to the 2020 impairments and the 2021 impairments were based on sales contracts and are classified within Level 2 of the fair value hierarchy.
7. Tenant and Other Receivables, net:
Included in tenant and other receivables, net is an allowance for doubtful accounts of $14,917 and $37,545 at December 31, 2021 and 2020, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $19,907 and $4,673 at December 31, 2021 and 2020, respectively, and a deferred rent receivable due to straight-line rent adjustments of $110,969 and $107,003 at December 31, 2021 and 2020, respectively.
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
The following table summarizes the components of leasing revenue for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Leasing revenue - fixed payments	$529,227	$592,858	$647,876
Leasing revenue - variable payments	251,930	191,715	218,680
Recovery of (provision for) doubtful accounts	6,390	(44,250)	(7,682)
	$787,547	$740,323	$858,874

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
8. Leases: (Continued)
The following table summarizes the future rental payments to the Company:

2022	$373,164
2023	329,071
2024	272,035
2025	223,412
2026	176,352
Thereafter	502,336
$1,876,370

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
The following table summarizes the lease costs for the year ended December 31, 2021:

Operating lease costs	$14,611
Finance lease costs:
Amortization of ROU assets	1,917
Interest on lease liabilities	574
$17,102

The following table summarizes the future rental payments required under the leases as of December 31, 2021:

Year ending	Operating Leases	Finance Leases
2022	$14,302	$4,461
2023	8,452	2,043
2024	6,471	9,072
2025	6,513	—
2026	6,470	—
Thereafter	109,358	—
Total undiscounted rental payments	151,566	15,576
Less imputed interest	(85,383)	(1,048)
Total lease liabilities	$66,183	$14,528

The Company's weighted average remaining lease term of its operating and finance leases at December 31, 2021 was 36.3 years and 2.1 years, respectively. The Company's weighted average incremental borrowing rate of its operating and finance leases at December 31, 2021 was 7.8% and 3.7%, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
9. Deferred Charges and Other Assets, net:
Deferred charges and other assets, net at December 31, 2021 and 2020 consist of the following:

	2021	2020
Leasing	$134,887	$162,652
Intangible assets:
In-place lease values(1)	62,826	74,298
Leasing commissions and legal costs(1)	16,710	21,096
Above-market leases	72,289	80,120
Deferred tax assets	23,406	30,767
Deferred compensation plan assets	68,807	62,874
Other assets	46,319	61,553
	425,244	493,360
Less accumulated amortization(2)	(170,336)	(186,401)
	$254,908	$306,959
_______________________________

(1)The amortization of these intangible assets for the next five years and thereafter is as follows:

Year Ending December 31,
2022	$6,617
2023	5,430
2024	4,369
2025	3,395
2026	3,437
Thereafter	12,310
$35,558

(2)Accumulated amortization includes $43,978 and $47,249 relating to in-place lease values, leasing commissions and legal costs at December 31, 2021 and 2020, respectively. Amortization expense for in-place lease values, leasing commissions and legal costs was $11,233, $9,412 and $13,821 for the years ended December 31, 2021, 2020 and 2019, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
9. Deferred Charges and Other Assets, net: (Continued)
The allocated values of above-market leases and below-market leases consist of the following:

	2021	2020
Above-Market Leases
Original allocated value	$72,289	$80,120
Less accumulated amortization	(32,484)	(33,271)
	$39,805	$46,849
Below-Market Leases(1)
Original allocated value	$99,332	$114,790
Less accumulated amortization	(37,122)	(43,656)
	$62,210	$71,134
_______________________________

(1)Below-market leases are included in other accrued liabilities.

The allocated values of above and below-market leases will be amortized into minimum rents on a straight-line basis over the individual remaining lease terms. The amortization of these values for the next five years and thereafter is as follows:

Year Ending December 31,	Above Market	Below Market
2022	$6,201	$8,454
2023	5,724	7,766
2024	5,212	7,650
2025	3,821	6,071
2026	3,629	4,745
Thereafter	15,218	27,524
	$39,805	$62,210

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
10. Mortgage Notes Payable:
Mortgage notes payable at December 31, 2021 and 2020 consist of the following:

	Carrying Amounts of Mortgage Notes(1)		Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Property Pledged as Collateral	2021	2020
Chandler Fashion Center(5)	$255,548	$255,361	4.18%	$875	2024
Danbury Fair Mall(6)	168,037	186,741	5.71%	1,538	2022
Fashion District Philadelphia(7)	194,602	201,000	4.00%	649	2024
Fashion Outlets of Chicago	299,274	299,193	4.61%	1,145	2031
Fashion Outlets of Niagara Falls USA(8)	95,329	101,463	6.45%	727	2023
Freehold Raceway Mall(5)	398,711	398,545	3.94%	1,300	2029
Fresno Fashion Fair	324,056	323,857	3.67%	971	2026
Green Acres Commons(9)	124,875	129,847	3.12%	298	2023
Green Acres Mall(10)	246,061	270,570	3.94%	1,447	2023
Kings Plaza Shopping Center	535,928	535,413	3.71%	1,629	2030
Oaks, The	176,721	183,108	4.14%	1,064	2022
Pacific View	111,481	114,909	4.08%	668	2022
Queens Center	600,000	600,000	3.49%	1,744	2025
Santa Monica Place(11)	299,314	298,566	1.84%	396	2022
SanTan Village Regional Center	219,323	219,233	4.34%	788	2029
Towne Mall	19,320	19,815	4.48%	117	2022
Tucson La Encantada(12)	—	62,018	4.23%	—	—
Victor Valley, Mall of	114,850	114,791	4.00%	380	2024
Vintage Faire Mall	240,124	246,380	3.55%	1,256	2026
	$4,423,554	$4,560,810

(1)The mortgage notes payable balances also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs were $11,946 and $14,085 at December 31, 2021 and 2020, respectively.
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
(7)Effective December 10, 2020, the Company began consolidating this joint venture and assumed this debt (See Note 15—Consolidated Joint Venture and Acquisitions).
(8)On December 15, 2020, the Company closed on a loan extension agreement for the Fashion Outlets of Niagara. Under the extension agreement the original loan maturity date of October 6, 2020 was extended to October 6, 2023. The loan amount and interest rate are unchanged following the extension.
(9)On March 25, 2021, the Company closed on a two-year extension of the loan to March 29, 2023. The interest rate is LIBOR plus 2.75% and the Company repaid $4,680 of the outstanding loan balance at closing.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
10. Mortgage Notes Payable: (continued)
(10)On January 22, 2021, the Company closed on a one-year extension of the loan to February 3, 2022, which also included a one-year extension option to February 3, 2023 which has been exercised. The interest rate remained unchanged, and the Company repaid $9,000 of the outstanding loan balance at closing.
(11)The loan bears interest at LIBOR plus 1.48%. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 4.0% during the period ending December 9, 2022.
(12)On September 17, 2021, the Company sold Tucson La Encantada and the mortgage payable was paid in full (See Note 16—Dispositions).
Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.
As of December 31, 2021, all of the Company's mortgage notes payable are secured by the properties on which they are placed and are non-recourse to the Company.
During the second quarter of 2020 and in July 2020, the Company secured agreements with its mortgage lenders on nine property mortgage loans to defer approximately $28,683 of both second and third quarter of 2020 debt service payments. Of the deferred payments, $15,208 and $20,195 was repaid in the three months and twelve months ended December 31, 2020, respectively, and the remaining balance was fully repaid during the first quarter of 2021.
The Company expects all loan maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or with cash on hand.
Total interest expense capitalized during the years ended December 31, 2021, 2020 and 2019 was $9,504, $5,247 and $9,614, respectively.
The estimated fair value (Level 2 measurement) of mortgage notes payable at December 31, 2021 and 2020 was $4,261,429 and $4,459,797, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.
The future maturities of mortgage notes payable are as follows:

Year Ending December 31,
2022	$794,526
2023	473,111
2024	562,722
2025	607,399
2026	537,742
Thereafter	1,460,000
4,435,500
Deferred finance cost, net	(11,946)
$4,423,554
The future maturities reflected above reflect the extension options that the Company believes will be exercised.
11. Bank and Other Notes Payable:
Bank and other notes payable at December 31, 2021 and 2020 consist of the following:
Line of Credit:
On April 14, 2021, the Company terminated its existing credit facility and entered into a new credit agreement, which provides for an aggregate $700,000 facility, including a $525,000 revolving loan facility that matures on April 14, 2023, with a one-year extension option, and a $175,000 term loan facility that matures on April 14, 2024. The revolving loan facility can be expanded up to $800,000, subject to receipt of lender commitments and other conditions. Concurrently with entering into the new credit agreement, the Company drew the $175,000 term loan facility in its entirety and drew $320,000 of the amount

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
11. Bank and Other Notes Payable: (Continued)
available under the revolving loan facility. Simultaneously with entering into the new credit agreement, the Company repaid $985,000 of debt, which included terminating and repaying all amounts outstanding under its prior revolving line of credit facility. All obligations under the facility are guaranteed unconditionally by the Company and are secured in the form of mortgages on certain wholly-owned assets and pledges of equity interests held by certain of the Company’s subsidiaries. The new credit facility bears interest at LIBOR plus a spread of 2.25% to 3.25% depending on the Company’s overall leverage level. As of December 31, 2021, the borrowing rate was LIBOR plus 2.25%. As of December 31, 2021, borrowings under the facility were $119,000, less unamortized deferred finance costs of $14,189, for the revolving loan facility at a total interest rate of 3.86%. As of December 31, 2021, the Company's availability under the revolving loan facility for additional borrowings was $405,719. On September 20, 2021, the Company paid off the remaining balance outstanding on the term loan facility with proceeds from the sale of Tucson La Encantada (See Note 16—Dispositions). The estimated fair value (Level 2 measurement) of borrowings under the credit facility at December 31, 2021 was $118,198 for the revolving loan facility based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
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
As of December 31, 2021 and 2020, the Company was in compliance with all applicable financial loan covenants.
12. Financing Arrangement:
On September 30, 2009, the Company formed a joint venture, whereby a third party acquired a 49.9% interest in Chandler Fashion Center, a 1,319,000 square foot regional town center in Chandler, Arizona, and Freehold Raceway Mall, a 1,553,000 square foot regional town center in Freehold, New Jersey, referred to herein as Chandler Freehold. As a result of the Company having certain rights under the agreement to repurchase the assets of Chandler Freehold, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The transaction was initially accounted for as a co-venture arrangement, and accordingly the assets, liabilities and operations of the properties remain on the books of the Company and a co-venture obligation was established for the net cash proceeds received from the third party less costs allocated to a warrant.
Upon adoption of ASC 606 on January 1, 2018, the Company changed its accounting for Chandler Freehold from a co-venture arrangement to a financing arrangement. Under the Financing Arrangement, the Company recognizes interest expense on (i) the changes in fair value of the Financing Arrangement obligation, (ii) any payments to the joint venture partner equal to their pro rata share of net (loss) income and (iii) any payments to the joint venture partner less than or in excess of their pro rata share of net income.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
12. Financing Arrangement: (Continued)
During the years ended December 31, 2021, 2020 and 2019 the Company incurred interest (income) expense in connection with the financing arrangement as follows:

	2021	2020	2019
Distributions of the partner's share of net (loss) income	$(2,763)	$1,144	$7,184
Distributions in excess of the partner's share of net income	14,435	3,097	6,939
Adjustment to fair value of financing arrangement obligation	(15,390)	(139,522)	(76,640)
	$(3,718)	$(135,281)	$(62,517)
The fair value (Level 3 measurement) of the financing arrangement obligation at December 31, 2021 and 2020 was based upon a terminal capitalization rate of approximately 5.75% and 5.5%, respectively, a discount rate of approximately 7.25% and 7.0%, respectively, and market rents per square foot ranging from $35 to $105. The fair value of the financing arrangement obligation is sensitive to these significant unobservable inputs and a change in these inputs may result in a significantly higher or lower fair value measurement. Distributions to the partner, excluding distributions of excess loan proceeds, and changes in fair value of the financing arrangement obligation are recognized as interest (income) expense in the Company's consolidated statements of operations.
On June 27, 2019, the Company replaced the existing mortgage note payable on Chandler Fashion Center with a new $256,000 loan (See Note 10—Mortgage Notes Payable). In connection with the refinancing transaction, the Company distributed $27,945 of the excess loan proceeds to its joint venture partner, which was recorded as a reduction to the financing arrangement obligation.
13. Noncontrolling Interests:
The Company allocates net income of the Operating Partnership based on the weighted-average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership periodically to reflect its ownership interest in the Company. The Company had a 96% and 93% ownership interest in the Operating Partnership as of December 31, 2021 and 2020, respectively. The remaining 4% and 7% limited partnership interest as of December 31, 2021 and 2020, respectively, was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of registered or unregistered stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the ten trading days ending on the respective balance sheet date. Accordingly, as of December 31, 2021 and 2020, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $147,259 and $117,602, respectively.
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
Stock Offerings:
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
During the twelve months ended December 31, 2021, the Company issued 62,049,131 shares of common stock under the ATM Programs for aggregate gross proceeds of $848,301 and net proceeds of $830,241 after commissions and other transaction costs. The proceeds from the sales under the ATM Programs were used to pay down the Company’s line of credit (See Note 11 – Bank and Other Notes Payable). As of December 31, 2021, $151,699 remained available to be sold under the March 2021 ATM Program. The February 2021 ATM Program was fully utilized as of June 30, 2021 and is no longer active. Actual future sales will depend upon a variety of factors including, but not limited to, market conditions, the trading price of the Company’s common stock and the Company’s capital needs. The Company has no obligation to sell the remaining shares available for sale under the ATM Programs.
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
There were no repurchases under the Stock Buyback Program during the years ended December 31, 2021, 2020 and 2019.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
15. Consolidated Joint Venture and Acquisitions:
Fashion District Philadelphia:
Effective December 10, 2020, the Company made the Partnership Loan to the Company’s previously unconsolidated joint venture in Fashion District Philadelphia, pursuant to the joint venture’s amended and restated partnership agreement, to fund a $100,000 repayment to reduce the mortgage notes payable on Fashion District Philadelphia from $301,000 to $201,000. The Partnership Loan plus 15% accrued interest must be repaid prior to the resumption of 50/50 cash distributions to the Company and its joint venture partner. Prior to the restructuring, the Company had accounted for its investment in Fashion District Philadelphia under the equity method of accounting due to substantive participation rights held by the Company’s joint venture partner. Pursuant to the amended and restated partnership agreement, the substantive participation rights of the Company’s joint venture partner were terminated and as a result, the joint venture is treated as a VIE. The Company became the primary beneficiary of the VIE and commenced consolidating Fashion District Philadelphia in its consolidated financial statements effective December 10, 2020. Prior to December 10, 2020, the Company’s share of the joint venture’s net (loss) income was included in its consolidated statements of operations in equity in (loss) income of unconsolidated joint ventures.
The consolidation of the joint venture required the Company to recognize the joint venture’s identifiable assets and liabilities at fair value in the Company’s consolidated financial statements, along with the fair value of the non-controlling interest. The fair value of the joint venture’s assets and liabilities upon initial consolidation were measured using estimates of expected future cash flows and other valuation techniques. The fair value of the joint venture property was determined by using income and market or sales comparison valuation approaches which included, but are not limited to estimates of rental rates, comparable sales, revenue and expense growth rates, capitalization rates and discount rates. The allocation of fair value to assets was estimated by the market or sales comparison, cost and income approaches. Assumed debt was recorded at fair value based upon the present value of the expected future payments and current interest rates. Other acquired assets, including cash, and assumed liabilities were recorded at cost due to the short-term nature of the balances.
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
15. Consolidated Joint Venture and Acquisitions: (Continued)
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

16. Dispositions:
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
For the twelve months ended December 31, 2021, the Company sold various land parcels in separate transactions, resulting in gains on sale of land of $29,427. The Company used its share of the proceeds from these sales to pay down debt and for other general corporate purposes.
17. Commitments and Contingencies:
As of December 31, 2021, the Company was contingently liable for $40,997 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
17. Commitments and Contingencies: (Continued)
in the relevant agreement. At December 31, 2021, the Company had $12,785 in outstanding obligations, which it believes will be settled in the next twelve months.
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

	2021	2020	2019
Management fees	$17,872	$15,297	$18,748
Development and leasing fees	5,958	6,951	16,056
	$23,830	$22,248	$34,804

Interest (income) expense from related party transactions also includes $(3,718), $(135,281) and $(62,517) for the years ended December 31, 2021, 2020 and 2019, respectively, in connection with the Financing Arrangement (See Note 12—Financing Arrangement).
Due (to) from affiliates includes $(327) and $1,612 of (prepaid) unreimbursed costs and fees due (to) from unconsolidated joint ventures under management agreements at December 31, 2021 and 2020, respectively.
In addition, due from affiliates included a note receivable from RED/303 LLC ("RED") that bore interest at 5.25% and was to mature on May 30, 2021. Interest income earned on this note was $0, $0 and $141 for the years ended December 31, 2021, 2020 and 2019, respectively. On October 7, 2019, the note was collected in full. RED was considered a related party because it was a partner in a joint venture development project. The note was collateralized by RED's membership interest in the development project.
Also included in due from affiliates was a note receivable from Lennar Corporation that bore interest at LIBOR plus 2% and was to mature upon the completion of certain milestones in connection with the planned development of Fashion Outlets of San Francisco. As a result of those milestones not being completed, the Company elected to terminate the development agreement and the note was collected in full on February 13, 2019. Interest income earned on this note was $0, $0 and $1,112 for the years ended December 31, 2021, 2020 and 2019, respectively. Lennar Corporation was considered a related party because it was a joint venture partner in the project.
19. Share and Unit-based Plans:
The Company has established share and unit-based compensation plans for the purpose of attracting and retaining executive officers, directors and key employees.
2003 Equity Incentive Plan:
The 2003 Equity Incentive Plan ("2003 Plan") authorizes the grant of stock awards, stock options, stock appreciation rights, stock units, stock bonuses, performance-based awards, dividend equivalent rights and OP Units or other convertible or exchangeable units. As of December 31, 2021, stock awards, stock units, LTIP Units (as defined below), stock appreciation rights ("SARs") and stock options have been granted under the 2003 Plan. All stock options or other rights to acquire common stock granted under the 2003 Plan have a term of 10 years or less. These awards were generally granted based on the performance of the Company and the employees. None of the awards have performance requirements other than a service condition of continued employment unless otherwise provided. All awards are subject to restrictions determined by the Company's compensation committee. The aggregate number of shares of common stock that may be issued under the 2003 Plan is 20,912,331 shares. As of December 31, 2021, there were 5,112,831 shares available for issuance under the 2003 Plan.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
19. Share and Unit-based Plans: (Continued)

Stock Units:
The stock units represent the right to receive upon vesting one share of the Company's common stock for one stock unit. The value of the stock units was determined by the market price of the Company's common stock on the date of the grant. The following table summarizes the activity of non-vested stock units during the years ended December 31, 2021, 2020 and 2019:

	2021		2020		2019
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	309,845	$21.47	199,987	$43.59	129,457	$64.21
Granted	169,112	14.61	253,184	14.14	160,932	37.44
Vested	(211,465)	19.03	(140,224)	39.53	(85,157)	62.84
Forfeited	(987)	22.12	(3,102)	32.62	(5,245)	51.48
Balance at end of year	266,505	$19.05	309,845	$21.47	199,987	$43.59

Long-Term Incentive Plan Units:
Under the Long-Term Incentive Plan ("LTIP"), each award recipient is issued a form of operating partnership units ("LTIP Units") in the Operating Partnership. Upon the occurrence of specified events and subject to the satisfaction of applicable vesting conditions, LTIP Units (after conversion into OP Units) are ultimately redeemable for common stock of the Company, or cash at the Company's option, on a one-unit for one-share basis. LTIP Units receive cash dividends based on the dividend amount paid on the common stock of the Company. The LTIP may include market-indexed awards, performance-based awards and service-based awards.
The market-indexed LTIP Units vest over the service period of the award based on the percentile ranking of the Company in terms of total return to stockholders (the "Total Return") per common stock share relative to the Total Return of a group of peer REITs, as measured at the end of the measurement period. The performance-based LTIP Units vest over a specified period based on the Company's operational performance over that period.
The fair value of the service-based LTIP Units was determined by the market price of the Company's common stock on the date of the grant. The fair value of the market-indexed LTIP Units and performance-based LTIP Units are estimated on the date of grant using a Monte Carlo Simulation model. The stock price of the Company, along with the stock prices of the group of peer REITs (for market-indexed awards), is assumed to follow the Multivariate Geometric Brownian Motion Process. Multivariate Geometric Brownian Motion is a common assumption when modeling in financial markets, as it allows the modeled quantity (in this case, the stock price) to vary randomly from its current value and take any value greater than zero. The volatilities of the returns on the share price of the Company and the peer group REITs were estimated based on a look-back period. The expected growth rate of the stock prices over the "derived service period" is determined with consideration of the risk free rate as of the grant date.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

19. Share and Unit-based Plans: (Continued)
The Company has granted the following LTIP units during the years ended December 31, 2021, 2020 and 2019:

Grant Date	Units	Type	Fair Value per LTIP Unit	Vest Date
1/1/2019	81,732	Service-based	$43.28	12/31/2021
1/1/2019	250,852	Market-indexed	$29.25	12/31/2021
9/1/2019	4,393	Service-based	$28.53	8/31/2022
9/1/2019	6,454	Market-indexed	$19.42	8/31/2022
	343,431

1/1/2020	154,158	Service-based	$26.92	12/31/2022
1/1/2020	321,940	Market-indexed	$27.80	12/31/2022
3/1/2020	39,176	Service-based	$20.42	2/28/2023
3/1/2020	37,592	Market-indexed	$21.28	2/28/2023
	552,866

1/1/2021	576,378	Service-based	$10.67	12/31/2023
1/1/2021	1,005,073	Performance-based	$9.85	12/31/2023
	1,581,451

The fair value of the market-indexed LTIP Units and performance-based LTIP Units (Level 3) were estimated on the date of grant using a Monte Carlo Simulation model that based on the following assumptions:

Grant Date	Risk Free Interest Rate	Expected Volatility
1/1/2019	2.46%	23.52%
9/1/2019	1.42%	24.91%
1/1/2020	1.62%	26.08%
3/1/2020	0.85%	28.34%
1/1/2021	0.17%	62.82%

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
19. Share and Unit-based Plans: (Continued)
The following table summarizes the activity of the non-vested LTIP Units during the years ended December 31, 2021, 2020 and 2019:

	2021		2020		2019
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	784,052	$28.11	616,219	$39.04	661,578	$48.38
Granted	1,581,451	10.15	552,866	26.59	343,431	32.40
Vested	(286,373)	17.62	(102,884)	40.19	(76,306)	59.27
Forfeited	(241,439)	29.25	(282,149)	44.28	(312,484)	46.55
Balance at end of year	1,837,691	$14.14	784,052	$28.11	616,219	$39.04

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
The following table summarizes the activity of stock options for the years ended December 31, 2021, 2020 and 2019:

	2021		2020		2019
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance at beginning of year	37,515	$54.34	35,565	$57.32	35,565	$57.32
Granted(1)	—	—	1,950	—	—	—
Balance at end of year	37,515	$54.34	37,515	$54.34	35,565	$57.32

(1)Pursuant to the terms of the Company's equity plan, the exercise price and number of options were adjusted so that the stock dividend paid on June 3, 2020 had no negative impact on the outstanding stock options (See Note 14–Stockholders' Equity).

Directors' Phantom Stock Plan:
The Directors' Phantom Stock Plan offers non-employee members of the board of directors ("Directors") the opportunity to defer their cash compensation and to receive that compensation in common stock rather than in cash after termination of service or a predetermined period. Compensation generally includes the annual retainers payable by the Company to the Directors. Deferred amounts are generally credited as units of phantom stock at the beginning of each three-year deferral period by dividing the present value of the deferred compensation by the average fair market value of the Company's common stock at the date of award. Compensation expense related to the phantom stock awards was determined by the amortization of the value of the stock units on a straight-line basis over the applicable service period. The stock units (including dividend equivalents) vest as the Directors' services (to which the fees relate) are rendered. Vested phantom stock units are ultimately paid out in common stock on a one-unit for one-share basis. To the extent elected by a Director, stock units receive dividend equivalents in the form of additional stock units based on the dividend amount paid on the common stock. The aggregate number of phantom stock units that may be granted under the Directors' Phantom Stock Plan is 500,000. As of December 31, 2021, there were 92,508 stock units available for grant under the Directors' Phantom Stock Plan.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
19. Share and Unit-based Plans: (Continued)
The following table summarizes the activity of the non-vested phantom stock units for the years ended December 31, 2021, 2020 and 2019:

	2021		2020		2019
	Stock Units	Weighted Average Grant Date Fair Value	Stock Units	Weighted Average Grant Date Fair Value	Stock Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	4,662	$35.35	7,216	$43.29	—	$—
Granted	17,554	12.09	24,576	17.11	23,690	40.26
Vested	(22,216)	16.97	(27,130)	20.94	(16,474)	38.94
Forfeited	—	—	—	—	—	—
Balance at end of year	—	$—	4,662	$35.35	7,216	$43.29

Employee Stock Purchase Plan ("ESPP"):
The ESPP authorizes eligible employees to purchase the Company's common stock through voluntary payroll deductions made during periodic offering periods. Under the ESPP, common stock is purchased at a 15% discount from the lesser of the fair value of common stock at the beginning and end of the offering period. A maximum of 1,291,117 shares of common stock is available for purchase under the ESPP. The number of shares available for future purchase under the plan at December 31, 2021 was 489,362.
Compensation:
The following summarizes the compensation cost under the share and unit-based plans for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Stock units	$3,173	$4,159	$4,598
LTIP units	14,448	13,339	11,372
Stock options	—	—	51
Phantom stock units	377	568	702
	$17,998	$18,066	$16,723

The Company capitalized share and unit-based compensation costs of $3,725, $4,223 and $4,691 for the years ended December 31, 2021, 2020 and 2019, respectively.
The fair value of the stock awards and stock units that vested during the years ended December 31, 2021, 2020 and 2019 was $3,408, $1,376 and $3,577, respectively. Unrecognized compensation costs of share and unit-based plans at December 31, 2021 consisted of $4,610 from LTIP Units and $1,533 from stock units.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
20. Employee Benefit Plans:
401(k) Plan:
The Company has a defined contribution retirement plan that covers its eligible employees (the "Plan"). The Plan is a defined contribution retirement plan covering eligible employees of the Macerich Property Management Company, LLC and participating affiliates. This Plan includes The Macerich Company Common Stock Fund as a new investment alternative under the Plan with 650,000 shares of common stock reserved for issuance under the Plan. In accordance with the Plan, the Company makes matching contributions equal to 100 percent of the first three percent of compensation deferred by a participant and 50 percent of the next two percent of compensation deferred by a participant. During the years ended December 31, 2021, 2020 and 2019, these matching contributions made by the Company were $3,144, $3,455 and $3,346, respectively. Contributions and matching contributions to the Plan by the plan sponsor and/or participating affiliates are recognized as an expense of the Company in the period that they are made.
Deferred Compensation Plans:
The Company has established deferred compensation plans under which executives and key employees of the Company may elect to defer receiving a portion of their cash compensation otherwise payable in one calendar year until a later year. The Company may, as determined by the Board of Directors in its sole discretion prior to the beginning of the plan year, credit a participant's account with a matching amount equal to a percentage of the participant's deferral. The Company contributed $325, $695 and $814 to the plans during the years ended December 31, 2021, 2020 and 2019, respectively. Contributions are recognized as compensation in the periods they are made.

21. Income Taxes:
For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, unrecaptured Section 1250 gain and return of capital or a combination thereof. The following table details the components of the distributions, on a per share basis, for the years ended December 31, 2021, 2020 and 2019:

	2021(1)		2020(1)		2019(1)
Ordinary income	$0.04	6.0%	$0.08	5.2%	$1.32	44.2%
Capital gains	0.15	24.9%	0.02	1.3%	0.64	21.2%
Return of capital	0.41	69.1%	1.45	93.5%	1.04	34.6%
Dividends paid	$0.60	100.0%	$1.55	100.0%	$3.00	100.0%

_______________________________________________________________________________

(1)The 2021, 2020 and 2019 taxable ordinary dividends are treated as "qualified REIT dividends" for purposes of Internal Revenue Code Section 199A.

The Company has made Taxable REIT Subsidiary elections for all of its corporate subsidiaries other than its Qualified REIT Subsidiaries. The elections, effective for the year beginning January 1, 2001 and future years, were made pursuant to Section 856(l) of the Code.
The income tax provision of the TRSs for the years ended December 31, 2021, 2020 and 2019 are as follows:

	2021	2020	2019
Current	$—	$439	$(150)
Deferred	(6,948)	8	(1,439)
Income tax (expense) benefit	$(6,948)	$447	$(1,589)

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
21. Income Taxes: (Continued)
The income tax provision of the TRSs for the years ended December 31, 2021, 2020 and 2019 are reconciled to the amount computed by applying the Federal Corporate tax rate as follows:

	2021	2020	2019
Book loss (income) for TRSs	$(23,205)	$6,058	$(2,062)
Tax at statutory rate on earnings from continuing operations before income taxes	$(4,873)	$1,272	$(433)
State taxes	(1,261)	(31)	(280)
Other	(814)	(794)	(876)
Income tax (expense) benefit	$(6,948)	$447	$(1,589)

The tax effects of temporary differences and carryforwards of the TRSs included in the net deferred tax assets at December 31, 2021 and 2020 are summarized as follows:

	2021	2020
Net operating loss carryforwards	$23,944	$27,196
Property, primarily differences in depreciation and amortization, the tax basis of land assets and treatment of certain other costs	(1,013)	2,927
Other	475	644
Net deferred tax assets	$23,406	$30,767

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
For the years ended December 31, 2021, 2020 and 2019 there were no unrecognized tax benefits.
The Company is required to establish a valuation allowance for any portion of the deferred tax asset that the Company concludes is more likely than not to be unrealizable. The Company’s assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of December 31, 2021, the Company had no valuation allowance recorded.
The tax years 2018 through 2020 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next 12 months.
22. Subsequent Events:
On January 27, 2022, the Company announced a dividend/distribution of $0.15 per share for common stockholders and OP Unit holders of record on February 18, 2022. All dividends/distributions will be paid 100% in cash on March 3, 2022.

THE MACERICH COMPANY
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2021
(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
Shopping Centers/Entities	Land	Building and Improvements	Equipment and Furnishings	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Equipment and Furnishings	Construction in Progress	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation
Chandler Fashion Center	$24,188	$223,143	$—	$32,631	$24,188	$246,967	$5,205	$3,602	$279,962	$132,622	$147,340
Danbury Fair Mall	130,367	316,951	—	113,156	141,479	390,915	10,124	17,956	560,474	171,291	389,183
Desert Sky Mall	9,447	37,245	12	6,543	9,082	41,232	2,933	—	53,247	16,496	36,751
Eastland Mall	22,050	151,605	—	11,990	20,810	162,693	2,130	12	185,645	49,685	135,960
Fashion District Philadelphia	38,402	293,112	—	6,262	39,962	296,775	235	804	337,776	9,505	328,271
Fashion Outlets of Chicago	—	—	—	275,149	40,575	228,900	4,550	1,124	275,149	80,811	194,338
Fashion Outlets of Niagara Falls USA	18,581	210,139	—	105,795	23,762	308,480	2,183	90	334,515	108,446	226,069
The Marketplace at Flagstaff	—	—	—	45,855	—	45,855	—	—	45,855	28,944	16,911
Freehold Raceway Mall	164,986	362,841	—	126,120	168,098	476,181	9,258	410	653,947	236,094	417,853
Fresno Fashion Fair	17,966	72,194	—	56,980	17,966	125,844	3,091	239	147,140	69,798	77,342
Green Acres Mall	156,640	321,034	—	190,705	177,378	458,349	10,886	21,766	668,379	155,232	513,147
Inland Center	8,321	83,550	—	36,548	10,291	117,704	380	44	128,419	34,449	93,970
Kings Plaza Shopping Center	209,041	485,548	20,000	277,854	205,012	676,363	60,084	50,984	992,443	178,069	814,374
La Cumbre Plaza	18,122	21,492	—	19,436	13,856	45,004	190	—	59,050	26,776	32,274
Macerich Management Co.	1,150	10,475	26,562	27,857	3,878	17,942	43,270	954	66,044	29,453	36,591
MACWH, LP	—	25,771	—	12,461	10,777	27,455	—	—	38,232	11,964	26,268
NorthPark Mall	7,746	74,661	—	11,350	7,076	85,985	696	—	93,757	31,363	62,394
Oaks, The	32,300	117,156	—	268,973	56,387	357,987	3,558	497	418,429	194,018	224,411
Pacific View	8,697	8,696	—	137,922	7,854	145,911	1,550	—	155,315	84,979	70,336
Prasada	6,615	—	—	23,373	3,114	26,445	—	429	29,988	2,337	27,651
Queens Center	251,474	1,039,922	—	54,263	256,786	1,082,404	5,892	577	1,345,659	212,717	1,132,942
Santa Monica Place	26,400	105,600	—	317,936	42,513	316,488	6,624	84,311	449,936	124,540	325,396
SanTan Adjacent Land	29,414	—	—	10,276	26,902	—	—	12,788	39,690	—	39,690
SanTan Village Regional Center	7,827	—	—	219,174	5,921	219,354	1,713	13	227,001	115,796	111,205
Sears South Plains	8,170	11,130	—	1,057	—	—	—	20,357	20,357	—	20,357
SouthPark Mall	7,035	38,215	—	(7,985)	2,899	33,932	434	—	37,265	17,796	19,469
Southridge Center	6,764	—	—	6,973	1,963	11,659	115	—	13,737	7,788	5,949
Stonewood Center	4,948	302,527	—	13,158	4,935	315,115	583	—	320,633	69,719	250,914
Superstition Springs Center	10,928	112,718	—	11,687	10,928	123,344	1,061	—	135,333	32,155	103,178
Superstition Springs Power Center	1,618	4,420	—	(98)	1,194	4,709	37	—	5,940	2,415	3,525
The Macerich Partnership, L.P.	—	2,534	—	5,969	—	1,138	7,365	—	8,503	1,827	6,676
Towne Mall	6,652	31,184	—	5,110	6,877	35,620	350	99	42,946	18,746	24,200
See accompanying report of independent registered public accounting firm.

THE MACERICH COMPANY
Schedule III—Real Estate and Accumulated Depreciation (Continued)
December 31, 2021
(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
Shopping Centers/Entities	Land	Building and Improvements	Equipment and Furnishings	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Equipment and Furnishings	Construction in Progress	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation
Valley Mall	16,045	26,098	—	12,675	14,506	40,064	248	—	54,818	16,513	38,305
Valley River Center	24,854	147,715	—	35,224	24,854	180,766	1,896	277	207,793	79,922	127,871
Victor Valley, Mall of	15,700	75,230	—	54,907	20,080	124,161	1,596	—	145,837	66,260	79,577
Vintage Faire Mall	14,902	60,532	—	59,758	17,417	114,524	1,580	1,671	135,192	80,686	54,506
Wilton Mall	19,743	67,855	—	(3,052)	11,310	72,044	1,155	37	84,546	48,449	36,097
Other freestanding stores	5,926	31,785	—	(5,369)	4,906	27,142	294	—	32,342	14,584	17,758
Other land and development properties	37,850	—	—	(21,594)	6,322	6,555	—	3,379	16,256	1,099	15,157
	$1,370,869	$4,873,078	$46,574	$2,557,029	$1,441,858	$6,992,006	$191,266	$222,420	$8,847,550	$2,563,344	$6,284,206
See accompanying report of independent registered public accounting firm.

THE MACERICH COMPANY
Schedule III—Real Estate and Accumulated Depreciation (Continued)
December 31, 2021
(Dollars in thousands)
Depreciation of the Company's investment in buildings and improvements reflected in the consolidated statements of operations are calculated over the estimated useful lives of the asset as follows:

Buildings and improvements	5 - 40 years
Tenant improvements	5 - 7 years
Equipment and furnishings	5 - 7 years

The changes in total real estate assets for the three years ended December 31, 2021 are as follows:

	2021	2020	2019
Balances, beginning of year	$9,256,712	$8,993,049	$8,878,820
Additions	100,616	419,369	176,690
Dispositions and retirements	(509,778)	(155,706)	(62,461)
Balances, end of year	$8,847,550	$9,256,712	$8,993,049

   The aggregate cost of the property included in the table above for federal income tax purposes was $8,877,859 (unaudited) at December 31, 2021.

The changes in accumulated depreciation for the three years ended December 31, 2021 are as follows:

	2021	2020	2019
Balances, beginning of year	$2,562,133	$2,349,536	$2,093,044
Additions	282,158	287,925	287,846
Dispositions and retirements	(280,947)	(75,328)	(31,354)
Balances, end of year	$2,563,344	$2,562,133	$2,349,536

See accompanying report of independent registered public accounting firm.

EXHIBIT INDEX

Exhibit Number	Description
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

Exhibit Number	Description
3.1.14	Articles of Amendment of the Company (increased authorized shares) (incorporated by reference as an exhibit to the Company’s Current Report on Form 8-K, event date May 28, 2021).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date April 24, 2019).

4.1	Description of the Company's Securities

4.2	Form of Common Stock Certificate (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, as amended, event date November 10, 1998).

4.3	Form of Preferred Stock Certificate (Series D Preferred Stock) (incorporated by reference as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-107063)).

10.1	Amended and Restated Limited Partnership Agreement for the Operating Partnership dated as of March 16, 1994 (incorporated by reference as an exhibit to the Company's 1996 Form 10-K).

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

10.1.13		Fourteenth Amendment to Amended and Restated Limited Partnership Agreement of the Operating Partnership dated as of April 14, 2021.

10.1.14
Form of Fifteenth Amendment to Amended and Restated Limited Partnership Agreement for the Operating Partnership (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date April 25, 2005).

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

10.5	*	Amended and Restated 2013 Deferred Compensation Plan for Executives effective (January 1, 2016) (incorporated by reference as an exhibit to the Company's 2015 Form 10-K).

Exhibit Number	Description
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

10.9	Incidental Registration Rights Agreement dated March 16, 1994 (incorporated by reference as an exhibit to the Company's 1994 Form 10-K) (Filed in paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T).

10.10	Incidental Registration Rights Agreement dated as of July 21, 1994 (incorporated by reference as an exhibit to the Company's 1997 Form 10-K).

10.11	Incidental Registration Rights Agreement dated as of August 15, 1995 (incorporated by reference as an exhibit to the Company's 1997 Form 10-K).

10.12	Incidental Registration Rights Agreement dated as of December 21, 1995 (incorporated by reference as an exhibit to the Company's 1997 Form 10-K).

10.13	List of Omitted Incidental/Demand Registration Rights Agreements (incorporated by reference as an exhibit to the Company's 1997 Form 10-K).

10.14
Redemption, Registration Rights and Lock-Up Agreement dated as of July 24, 1998 between the Company and Harry S. Newman, Jr. and LeRoy H. Brettin (incorporated by reference as an exhibit to the Company's 1998 Form 10-K).

10.15	Form of Indemnification Agreement between the Company and its executive officers and directors (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.16	Form of Registration Rights Agreement with Series D Preferred Unit Holders (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date July 26, 2002).

10.16.1	List of Omitted Registration Rights Agreements (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date July 26, 2002).

10.17
Credit Agreement, dated as of April 14, 2021, by and among the Company, as a guarantor, the Partnership, as borrower, certain subsidiary guarantors, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, Deutsche Bank Securities Inc., JPMorgan Chase Bank, N.A. and Goldman Sachs Bank USA, as joint lead arrangers and joint bookrunning managers, Deutsche Bank Securities Inc. and JPMorgan Chase Bank, N.A. as co-syndication agents, Goldman Sachs Bank USA, as documentation agent, and various lenders party thereto (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date April 14, 2021).

Exhibit Number		Description
10.17.1
First Amendment to Credit Agreement, dated as of July 27, 2021, by and among the Company, as guarantor, the Partnership, as borrower, certain subsidiary guarantors, and Deutsche Bank AG New York Branch, as administrative agent for the lenders (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

10.18
Unconditional Guaranty, dated as of April 14, 2021, by the Company in favor of Deutsche Bank AG New York Branch, as administrative agent (incorporated by reference as an exhibit to the Company’s Current Report on Form 8-K, event date April 14, 2021).

10.19		Tax Matters Agreement (Wilmorite) (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date April 25, 2005).

10.20	*	2003 Equity Incentive Plan, as amended and restated as of May 26, 2016 (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date May 26, 2016).

10.20.1	*	Amended and Restated Cash Bonus/Restricted Stock/Stock Unit and LTIP Unit Award Program under the 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2010 Form 10-K).

10.20.2	*	Form of Restricted Stock Award Agreement under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.20.3	*	Form of Stock Unit Award Agreement under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2014 Form 10-K).

10.20.4	*	Form of Employee Stock Option Agreement under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.20.5	*	Form of Non-Qualified Stock Option Grant under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.20.6	*	Form of Restricted Stock Award Agreement for Non-Management Directors (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.20.7	*	Form of Stock Unit Award Agreement under 2003 Equity Incentive Plan for Non-Employee Directors (incorporated by reference as an exhibit to the Company's 2015 Form 10-K).

10.20.8	*	Form of Stock Appreciation Right under 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.20.9	*
Form of LTIP Unit Award Agreement under 2003 Equity Incentive Plan (service-based) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.20.10	*
Form of LTIP Unit Award Agreement under 2003 Equity Incentive Plan (performance-based) (incorporated by reference as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

10.20.11	*
Form of LTIP Unit Award Agreement under 2003 Equity Incentive Plan (fully-vested) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

Exhibit Number		Description
10.21	*
The Macerich Company Employee Stock Purchase Plan (as amended and restated effective June 1, 2021) (incorporated by reference as an exhibit to the Company’s Current Report on 8-K, event date May 28, 2021).

10.22	*	Change in Control Severance Pay Plan for Executive Vice Presidents (incorporated by reference as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.23	*	Change in Control Severance Pay Plan for Senior Executives (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.24	*
Employment Agreement Renewal between the Company and Thomas E. O’Hern, effective June 8, 2021 (incorporated by reference as an exhibit to the Company’s Current Report on Form 8-K, event date June 11, 2021).

10.25	*
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
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2022.

THE MACERICH COMPANY
/s/ THOMAS E. O'HERN
By
Thomas E. O'Hern
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ THOMAS E. O'HERN	Chief Executive Officer and Director	February 25, 2022
Thomas E. O'Hern	(Principal Executive Officer)
/s/ EDWARD C. COPPOLA	President and Director	February 25, 2022
Edward C. Coppola
/s/ PEGGY ALFORD	Director	February 25, 2022
Peggy Alford
/s/ JOHN H. ALSCHULER	Director	February 25, 2022
John H. Alschuler
/s/ ERIC K. BRANDT	Director	February 25, 2022
Eric K. Brandt
/s/ STEVEN R. HASH	Chairman of Board of Directors	February 25, 2022
Steven R. Hash
/s/ DANIEL J. HIRSCH	Director	February 25, 2022
Daniel J. Hirsch
/s/ DIANA M. LAING	Director	February 25, 2022
Diana M. Laing
/s/ STEVEN L. SOBOROFF	Director	February 25, 2022
Steven L. Soboroff
/s/ ANDREA M. STEPHEN	Director	February 25, 2022
Andrea M. Stephen
/s/ SCOTT W. KINGSMORE	Senior Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	February 25, 2022
Scott W. Kingsmore
/s/ CHRISTOPHER J. ZECCHINI	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2022
Christopher J. Zecchini