Form 10-Q
period 2022-03-31
MACERICH CO
filed 2022-05-10
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File No.: 1-12504
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
Number of shares outstanding as of May 9, 2022 of the registrant's common stock, par value $0.01 per share: 214,645,240 shares

THE MACERICH COMPANY
FORM 10-Q

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS:
Property, net	$6,223,984	$6,284,206
Cash and cash equivalents	128,244	112,454
Restricted cash	55,933	54,517
Tenant and other receivables, net	159,653	211,361
Right-of-use assets, net	131,547	110,638
Deferred charges and other assets, net	242,890	254,908
Due from affiliates	4,177	—
Investments in unconsolidated joint ventures	1,263,252	1,317,571
Total assets	$8,209,680	$8,345,655
LIABILITIES AND EQUITY:
Mortgage notes payable	$4,414,557	$4,423,554
Bank and other notes payable	63,388	104,811
Accounts payable and accrued expenses	58,011	59,228
Due to affiliates	—	327
Lease liabilities	101,236	80,711
Other accrued liabilities	216,935	254,279
Distributions in excess of investments in unconsolidated joint ventures	130,518	127,608
Financing arrangement obligation	121,531	118,988
Total liabilities	5,106,176	5,169,506
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized at March 31, 2022 and December 31, 2021, and 214,901,377 and 214,797,057 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	2,148	2,147
Additional paid-in capital	5,493,662	5,488,440
Accumulated deficit	(2,513,179)	(2,443,696)
Accumulated other comprehensive income (loss)	7	(24)
Total stockholders' equity	2,982,638	3,046,867
Noncontrolling interests	120,866	129,282
Total equity	3,103,504	3,176,149
Total liabilities and equity	$8,209,680	$8,345,655
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2022	2021
Revenues:
Leasing revenue	$203,412	$179,535
Other	6,327	5,321
Management Companies	6,405	5,568
Total revenues	216,144	190,424
Expenses:
Shopping center and operating expenses	72,920	76,155
Leasing expenses	7,611	5,166
Management Companies' operating expenses	16,945	14,843
REIT general and administrative expenses	6,862	8,087
Depreciation and amortization	72,856	78,396
	177,194	182,647
Interest expense:
Related parties	8,002	1,319
Other	43,859	52,577
	51,861	53,896
Total expenses	229,055	236,543
Equity in (loss) income of unconsolidated joint ventures	(29,097)	1,910
Income tax expense	(1,799)	(2,238)
Gain (loss) on sale or write down of assets, net	6,453	(21,283)
Net loss	(37,354)	(67,730)
Less: net loss attributable to noncontrolling interests	(172)	(4,126)
Net loss attributable to the Company	$(37,182)	$(63,604)
Loss per common share—attributable to common stockholders:
Basic	$(0.17)	$(0.40)
Diluted	$(0.17)	$(0.40)
Weighted average number of common shares outstanding:
Basic	214,819,000	158,580,000
Diluted	214,819,000	158,580,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2022	2021
Net loss	$(37,354)	$(67,730)
Other comprehensive income:
Interest rate cap/swap agreements	31	2,694
Comprehensive loss	(37,323)	(65,036)
Less: net loss attributable to noncontrolling interests	(172)	(4,126)
Comprehensive loss attributable to the Company	$(37,151)	$(60,910)
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)
Three Months Ended March 31, 2022 and 2021

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2022	214,797,057	$2,147	$5,488,440	$(2,443,696)	$(24)	$3,046,867	$129,282	$3,176,149
Net loss	—	—	—	(37,182)	—	(37,182)	(172)	(37,354)
Interest rate cap agreement	—	—	—	—	31	31	—	31
Amortization of share and unit-based plans	104,320	1	6,061	—	—	6,062	—	6,062
Stock offerings, net	—	—	(70)	—	—	(70)	—	(70)
Distributions paid ($0.15 per share)	—	—	—	(32,301)	—	(32,301)	—	(32,301)
Distributions to noncontrolling interests	—	—	—	—	—	—	(9,013)	(9,013)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(769)	—	—	(769)	769	—
Balance at March 31, 2022	214,901,377	$2,148	$5,493,662	$(2,513,179)	$7	$2,982,638	$120,866	$3,103,504

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2021	149,770,575	$1,498	$4,603,378	$(2,339,619)	$(8,208)	$2,257,049	$188,211	$2,445,260
Net loss	—	—	—	(63,604)	—	(63,604)	(4,126)	(67,730)
Interest rate cap/swap agreements	—	—	—	—	2,694	2,694	—	2,694
Amortization of share and unit-based plans	94,753	1	5,030	—	—	5,031	—	5,031
Stock offerings, net	45,992,318	460	637,684	—	—	638,144	—	638,144
Distributions paid ($0.15 per share)	—	—	—	(23,332)	—	(23,332)	—	(23,332)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,338)	(3,338)
Contributions from noncontrolling interests	—	—	—	—	—	—	577	577
Conversion of noncontrolling interests to common shares	1,178,530	12	22,206	—	—	22,218	(22,218)	—
Redemption of noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(4,304)	—	—	(4,304)	4,304	—
Balance at March 31, 2021	197,036,176	$1,971	$5,263,994	$(2,426,555)	$(5,514)	$2,833,896	$163,409	$2,997,305

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(37,354)	$(67,730)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain) loss on sale or write down of assets, net	(6,453)	21,283
Depreciation and amortization	75,673	80,812
Amortization of share and unit-based plans	4,869	4,030
Straight-line rent and amortization of above and below market leases	1,589	(4,959)
Provision for doubtful accounts	567	3,208
Income tax expense	1,799	2,238
Equity in loss (income) of unconsolidated joint ventures	29,097	(1,910)
Change in fair value of financing arrangement obligation	2,543	(863)
Changes in assets and liabilities, net of dispositions:
Tenant and other receivables	28,098	52,684
Other assets	210	5,969
Due from affiliates	(4,504)	(3,619)
Accounts payable and accrued expenses	790	(7,328)
Other accrued liabilities	(31,480)	(31,596)
Net cash provided by operating activities	65,444	52,219
Cash flows from investing activities:
Development, redevelopment, expansion and renovation of properties	(13,377)	(14,819)
Property improvements	(7,022)	(8,653)
Proceeds from repayment of notes receivable	—	1,300
Deferred leasing costs	(372)	(91)
Distributions from unconsolidated joint ventures	40,062	21,341
Contributions to unconsolidated joint ventures	(19,422)	(25,673)
Proceeds from collection of receivable in connection with sale of joint venture property	21,000	—
Proceeds from sale of assets	26,085	100,334
Net cash provided by investing activities	46,954	73,739

THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands) (Unaudited)
	For the Three Months Ended March 31,
	2022	2021
Cash flows from financing activities:
Payments on mortgages, bank and other notes payable	(53,237)	(23,986)
Deferred financing costs	—	(3,472)
Payments on finance leases	(571)	(552)
Net (costs) proceeds from stock offerings	(70)	597,007
Redemption of noncontrolling interests	—	(1)
Contribution from noncontrolling interests	—	125
Dividends and distributions	(41,314)	(26,670)
Net cash (used in) provided by financing activities	(95,192)	542,451
Net increase in cash, cash equivalents and restricted cash	17,206	668,409
Cash, cash equivalents and restricted cash, beginning of period	166,971	482,659
Cash, cash equivalents and restricted cash, end of period	$184,177	$1,151,068
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$46,463	$61,041
Non-cash investing and financing transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$18,881	$25,248
Conversion of Operating Partnership Units to common stock	$—	$22,218
Accrued receivable of net proceeds from stock offering	$—	$41,137
Lease liabilities recorded in connection with right-of-use assets	$24,929	$—
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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of March 31, 2022, the Company was the sole general partner of and held a 96% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
The Operating Partnership's consolidated VIEs included the following assets and liabilities:

	March 31, 2022	December 31, 2021
Assets:
Property, net	$453,841	$458,964
Other assets	86,961	83,685
Total assets	$540,802	$542,649
Liabilities:
Mortgage notes payable	$413,948	$413,925
Other liabilities	56,829	56,947
Total liabilities	$470,777	$470,872
All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

2. Summary of Significant Accounting Policies: (Continued)

The unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for the interim periods have been made. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements but does not include all disclosures required by GAAP. The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported on the Company's consolidated balance sheets to the totals shown on its consolidated statements of cash flows:

	For the Three Months Ended March 31,
	2022	2021
Beginning of period
Cash and cash equivalents	$112,454	$465,297
Restricted cash	54,517	17,362
Cash, cash equivalents and restricted cash	$166,971	$482,659
End of period
Cash and cash equivalents	$128,244	$1,083,813
Restricted cash	55,933	67,255
Cash, cash equivalents and restricted cash	$184,177	$1,151,068

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
COVID-19 Lease Accounting:
In April 2020, the Financial Accounting Standards Board issued a Staff Question-and-Answer (“Q&A”) to clarify whether lease concessions related to the effects of COVID-19 require the application of the lease modification guidance under Accounting Standards Codification ("ASC") 842, "Leases" ("the lease modification accounting framework"). Under ASC 842, the Company would have to determine, on a lease-by-lease basis, if a lease concession was the result of a new arrangement reached with the tenant or an enforceable right and obligation within the existing lease. The Q&A allows for the bypass of a lease-by-lease analysis, and allows the Company to elect to either apply the lease modification accounting framework or not to all of its lease concessions with similar characteristics and circumstances. The Company has elected to apply the lease modification accounting framework to lease concessions that include the abatement of rent in its consolidated financial statements for the three months ended March 31, 2022 and 2021.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

3. Earnings Per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of EPS for the three months ended March 31, 2022 and 2021 (shares in thousands):

	For the Three Months Ended March 31,
	2022	2021
Numerator
Net loss	$(37,354)	$(67,730)
Less: net loss attributable to noncontrolling interests	(172)	(4,126)
Net loss attributable to the Company	(37,182)	(63,604)
Allocation of earnings to participating securities	(223)	(214)
Numerator for basic and diluted EPS—net loss attributable to common stockholders	$(37,405)	$(63,818)
Denominator
Denominator for basic and diluted EPS—weighted average number of common shares outstanding(1)	214,819	158,580
EPS—net loss attributable to common stockholders
Basic and diluted	$(0.17)	$(0.40)
(1)     Diluted EPS excludes 99,565 and 103,235 convertible preferred partnership units for the three months ended March 31, 2022 and 2021, respectively, as their impact was antidilutive. Diluted EPS also excludes 8,681,751 and 10,855,707 Operating Partnership units ("OP Units") for the three months ended March 31, 2022 and 2021, respectively, as their impact was antidilutive.

4. Investments in Unconsolidated Joint Ventures:
The Company has made the following recent financings or other events of its unconsolidated joint ventures:
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
On February 2, 2022, the Company’s joint venture in FlatIron Crossing replaced the existing $197,011 loan on the property with a new $175,000 loan that bears interest at the Secured Overnight Financing Rate ("SOFR") plus 3.70% and matures on February 9, 2025, including extension options. The loan is covered by an interest rate cap agreement that effectively prevents SOFR from exceeding 4.0% through February 15, 2024.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)
For the three months ended March 31, 2022, the Company’s joint venture with Seritage Growth Properties (“MS Portfolio LLC”) recorded an impairment loss as a result of shortening the holding periods on certain assets in the joint venture. The Company’s share of the loss was $30,426.
Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	March 31, 2022	December 31, 2021
Assets(1):
Property, net	$8,285,434	$8,289,412
Other assets	734,076	750,629
Total assets	$9,019,510	$9,040,041
Liabilities and partners' capital(1):
Mortgage and other notes payable	$5,650,351	$5,686,500
Other liabilities	416,675	325,115
Company's capital	1,579,559	1,638,112
Outside partners' capital	1,372,925	1,390,314
Total liabilities and partners' capital	$9,019,510	$9,040,041
Investments in unconsolidated joint ventures:
Company's capital	$1,579,559	$1,638,112
Basis adjustment(2)	(446,825)	(448,149)
	$1,132,734	$1,189,963

Assets—Investments in unconsolidated joint ventures	$1,263,252	$1,317,571
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(130,518)	(127,608)
	$1,132,734	$1,189,963

(1)     These amounts include assets of $2,747,217 and $2,789,568 of Pacific Premier Retail LLC (the "PPR Portfolio") as of March 31, 2022 and December 31, 2021, respectively, and liabilities of $1,653,762 and $1,661,110 of the PPR Portfolio as of March 31, 2022 and December 31, 2021, respectively.
(2)     The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $2,575 and $2,243 for the three months ended March 31, 2022 and 2021, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)
Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	PPR Portfolio	Other Joint Ventures	Total
Three Months Ended March 31, 2022
Revenues:
Leasing revenue	$43,850	$155,166	$199,016
Other	63	7,340	7,403
Total revenues	43,913	162,506	206,419
Expenses:
Shopping center and operating expenses	10,719	57,865	68,584
Leasing expenses	469	1,321	1,790
Interest expense	15,372	35,746	51,118
Depreciation and amortization	24,276	65,177	89,453
Total expenses	50,836	160,109	210,945
Loss on sale or write down of assets, net	—	(58,691)	(58,691)
Net loss	$(6,923)	$(56,294)	$(63,217)
Company's equity in net loss	$(1,792)	$(27,305)	$(29,097)
Three Months Ended March 31, 2021
Revenues:
Leasing revenue	$36,771	$149,319	$186,090
Other	94	16,965	17,059
Total revenues	36,865	166,284	203,149
Expenses:
Shopping center and operating expenses	9,365	58,842	68,207
Leasing expenses	403	1,353	1,756
Interest expense	15,803	37,213	53,016
Depreciation and amortization	24,307	66,540	90,847
Total expenses	49,878	163,948	213,826
Gain on sale or write down of assets, net	—	54	54
Net (loss) income	$(13,013)	$2,390	$(10,623)
Company's equity in net (loss) income	$(5,507)	$7,417	$1,910

Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
5. Derivative Instruments and Hedging Activities:
The Company uses an interest rate cap agreement to manage the interest rate risk on certain floating rate debt. The Company recorded other comprehensive income related to the marking-to-market of derivative instruments of $31 and $2,694 for the three months ended March 31, 2022 and 2021, respectively.
The following derivative was outstanding at March 31, 2022:

					Fair Value
Property	Notional Amount	Product	LIBOR Rate	Maturity	March 31, 2022	December 31, 2021
Santa Monica Place	$300,000	Cap	4.00%	12/9/2022	$27	$6
The above derivative was valued with an aggregate fair value (Level 2 measurement) and was included in other accrued liabilities. The fair value of the Company's interest rate derivative was determined using discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.
Although the Company has determined that the majority of the inputs used to value its derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swap. As a result, the Company determined that its interest rate cap valuation in its entirety is classified in Level 2 of the fair value hierarchy.
6. Property, net:
Property, net consists of the following:

	March 31, 2022	December 31, 2021
Land	$1,433,989	$1,441,858
Buildings and improvements	6,341,408	6,306,764
Tenant improvements	690,166	685,242
Equipment and furnishings(1)	190,498	191,266
Construction in progress	191,208	222,420
	8,847,269	8,847,550
Less accumulated depreciation(1)	(2,623,285)	(2,563,344)
	$6,223,984	$6,284,206
(1)      Equipment and furnishings and accumulated depreciation include the cost and accumulated amortization of ROU assets in connection with finance leases at March 31, 2022 and December 31, 2021 (See Note 8—Leases).
Depreciation expense was $67,786 and $71,664 for the three months ended March 31, 2022 and 2021, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
6. Property, net: (Continued)

Gain (loss) on sale or write-down of assets, net for the three months ended March 31, 2022 and 2021 consist of the following:

	For the Three Months Ended March 31,
	2022	2021
Gain on property sales, net(1)	$—	$4,229
Loss on write-down of assets(2)	(8,629)	(29,608)
Gain on land sales, net	15,082	4,096
	$6,453	$(21,283)
(1)    Includes $4,229 of gain related to the sale of Paradise Valley Mall (See Note 15-Dispositions).
(2)    Includes impairment loss of $5,492 relating to the Company's investment in MS Portfolio LLC (See Note 4-Investments in Unconsolidated Joint Ventures) during the three months ended March 31, 2022 and impairment loss of $27,281 on Estrella Falls during the three months ended March 31, 2021. The impairment losses were due to the reduction of the estimated holding periods of the properties. The remaining amounts for the three months ended March 31, 2022 and 2021 mainly pertain to the write off of development costs.

The following table summarizes certain of the Company's assets that were measured on a nonrecurring basis as a result of the impairment losses recorded for the three months ended March 31, 2022 and 2021, as described above:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets	Significant Other Unobservable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
March 31, 2022	$830	$—	$830	$—
The fair values relating to the 2022 impairment was based on a sales contract and is classified within Level 2 of the fair value hierarchy.
7. Tenant and Other Receivables, net:
Included in tenant and other receivables, net is an allowance for doubtful accounts of $13,899 and $14,917 at March 31, 2022 and December 31, 2021, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $3,725 and $19,907 at March 31, 2022 and December 31, 2021, respectively, and a deferred rent receivable due to straight-line rent adjustments of $108,926 and $110,969 at March 31, 2022 and December 31, 2021, respectively.
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
8. Leases: (Continued)

The following table summarizes the components of leasing revenue for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
Leasing revenue—fixed payments	$135,209	$131,495
Leasing revenue—variable payments	68,770	51,248
Provision for doubtful accounts, net	(567)	(3,208)
	$203,412	$179,535
The following table summarizes the future rental payments to the Company:

Twelve months ending March 31,
2023	$366,783
2024	322,512
2025	262,720
2026	214,103
2027	165,702
Thereafter	473,307
$1,805,127

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
The following table summarizes the lease costs for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
Operating lease costs	$3,775	$3,815
Finance lease costs:
Amortization of ROU assets	481	478
Interest on lease liabilities	194	219
	$4,450	$4,512

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
8. Leases: (Continued)

The following table summarizes the future rental payments required under the leases:

	March 31, 2022		December 31, 2021
Year ending December 31,	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2023	$11,352	$4,461	$14,302	$4,461
2024	11,876	2,043	8,452	2,043
2025	11,054	9,072	6,471	9,072
2026	11,231	—	6,513	—
2027	11,343	—	6,470	—
Thereafter	120,534	—	109,358	—
Total undiscounted rental payments	177,390	15,576	151,566	15,576
Less imputed interest	(90,111)	(1,619)	(85,383)	(1,048)
Total lease liabilities	$87,279	$13,957	$66,183	$14,528
Weighted average remaining term	32.0 years	1.9 years	36.3 years	2.1 years
Weighted average incremental borrowing rate	7.3%	3.7%	7.8%	3.7%

9. Deferred Charges and Other Assets, net:
Deferred charges and other assets, net consist of the following:

	March 31, 2022	December 31, 2021
Leasing	$112,670	$134,887
Intangible assets:
In-place lease values	60,975	62,826
Leasing commissions and legal costs	16,433	16,710
Above-market leases	70,481	72,289
Deferred tax assets	22,020	23,406
Deferred compensation plan assets	63,051	68,807
Other assets	47,725	46,319
	393,355	425,244
Less accumulated amortization(1)	(150,465)	(170,336)
	$242,890	$254,908

(1)   Accumulated amortization includes $43,517 and $43,978 relating to in-place lease values, leasing commissions and legal costs at March 31, 2022 and December 31, 2021, respectively. Amortization expense of in-place lease values, leasing commissions and legal costs was $1,667 and $2,203 for the three months ended March 31, 2022 and 2021, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
9. Deferred Charges and Other Assets, net: (Continued)
The allocated values of above-market leases and below-market leases consist of the following:

	March 31, 2022	December 31, 2021
Above-Market Leases
Original allocated value	$70,481	$72,289
Less accumulated amortization	(32,259)	(32,484)
	$38,222	$39,805
Below-Market Leases(1)
Original allocated value	$98,069	$99,332
Less accumulated amortization	(38,084)	(37,122)
	$59,985	$62,210

(1)   Below-market leases are included in other accrued liabilities.

10. Mortgage Notes Payable:
Mortgage notes payable at March 31, 2022 and December 31, 2021 consist of the following:

	Carrying Amount of Mortgage Notes(1)
Property Pledged as Collateral	March 31, 2022	December 31, 2021	Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Chandler Fashion Center(5)	$255,595	$255,548	4.18%	$875	2024
Danbury Fair Mall(6)	165,873	168,037	5.71%	1,538	2022
Fashion District Philadelphia	194,602	194,602	4.00%	649	2024
Fashion Outlets of Chicago	299,294	299,274	4.61%	1,145	2031
Fashion Outlets of Niagara Falls USA	93,885	95,329	6.45%	727	2023
Freehold Raceway Mall(5)	398,753	398,711	3.94%	1,300	2029
Fresno Fashion Fair	324,106	324,056	3.67%	971	2026
Green Acres Commons(7)	124,971	124,875	3.25%	311	2023
Green Acres Mall(8)	244,073	246,061	3.94%	1,447	2023
Kings Plaza Shopping Center	536,056	535,928	3.71%	1,629	2030
Oaks, The(9)	175,356	176,721	4.14%	1,064	2024
Pacific View(10)	110,597	111,481	4.07%	668	2032
Queens Center	600,000	600,000	3.49%	1,744	2025
Santa Monica Place(11)	299,501	299,314	2.12%	468	2022
SanTan Village Regional Center	219,346	219,323	4.34%	788	2029
Towne Mall	19,190	19,320	4.48%	117	2022
Victor Valley, Mall of	114,864	114,850	4.00%	380	2024
Vintage Faire Mall	238,495	240,124	3.55%	1,256	2026
	$4,414,557	$4,423,554

(1)The mortgage notes payable also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs were $10,706 and $11,946 at March 31, 2022 and December 31, 2021, respectively.
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
(9)On May 6, 2022, the Company closed on a two-year extension of the loan to June 5, 2024 at a new fixed interest rate of 5.25%. The Company repaid $5,000 of the outstanding loan balance at closing.
(10)On April 29, 2022, the Company closed on a new $72,000 loan with a fixed rate of 5.29% that matures on May 6, 2032.
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
Total interest expense capitalized was $1,851 and $1,462 for the three months ended March 31, 2022 and 2021, respectively.
The estimated fair value (Level 2 measurement) of mortgage notes payable at March 31, 2022 and December 31, 2021 was $4,250,602 and $4,261,429, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.
11. Bank and Other Notes Payable:
Bank and other notes payable consist of the following:
Credit Facility:
On April 14, 2021, the Company terminated its existing credit facility and entered into a new credit agreement, which provides for an aggregate $700,000 facility, including a $525,000 revolving loan facility that matures on April 14, 2023, with a one-year extension option, and a $175,000 term loan facility that matures on April 14, 2024. The revolving loan facility can be expanded up to $800,000, subject to receipt of lender commitments and other conditions. Concurrently with entering into the new credit agreement, the Company drew the $175,000 term loan facility in its entirety and drew $320,000 of the amount available under the revolving loan facility. Simultaneously with entering into the new credit agreement, the Company repaid $985,000 of debt, which included terminating and repaying all amounts outstanding under its prior revolving line of credit facility. All obligations under the facility are guaranteed unconditionally by the Company and are secured in the form of mortgages on certain wholly-owned assets and pledges of equity interests held by certain of the Company’s subsidiaries. The credit facility bears interest at LIBOR plus a spread of 2.25% to 3.25% depending on the Company’s overall leverage level. As of March 31, 2022, the borrowing rate was LIBOR plus 2.25%. As of March 31, 2022, borrowings under the facility were

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
11. Bank and Other Notes Payable: (Continued)
$76,000, less unamortized deferred finance costs of $12,612, for the revolving loan facility at a total interest rate of 3.76%. As of March 31, 2022, the Company's availability under the revolving loan facility for additional borrowings was $448,719. On September 20, 2021, the Company paid off the remaining balance outstanding on the term loan facility with proceeds from the sale of Tucson La Encantada (See Note 15—Dispositions). The estimated fair value (Level 2 measurement) of borrowings under the credit facility at March 31, 2022 was $72,916 for the revolving loan facility based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
As of March 31, 2022 and December 31, 2021, the Company was in compliance with all applicable financial loan covenants.
12. Financing Arrangement:
On September 30, 2009, the Company formed a joint venture whereby a third party acquired a 49.9% interest in Chandler Fashion Center, a 1,319,000 square foot regional shopping center in Chandler, Arizona, and Freehold Raceway Mall, a 1,553,000 square foot regional shopping center in Freehold, New Jersey (collectively referred to herein as "Chandler Freehold"). As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the formation of Chandler Freehold, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The Company accounts for its investment in Chandler Freehold as a financing arrangement. The fair value (Level 3 measurement) of the financing arrangement obligation at each of March 31, 2022 and December 31, 2021 was based upon a terminal capitalization rate of approximately 5.75%, a discount rate of approximately 7.25% and market rents per square foot of $35 to $105. The fair value of the financing arrangement obligation is sensitive to these significant unobservable inputs and a change in these inputs may result in a significantly higher or lower fair value measurement. Distributions to the partner, excluding distributions of excess loan proceeds, and changes in fair value of the financing arrangement obligation are recognized as interest (income) expense in the Company's consolidated statements of operations.
During the three months ended March 31, 2022 and 2021, the Company recognized interest expense (income) in the Company's consolidated statements of operations in connection with the financing arrangement as follows:

	For the Three Months Ended March 31,
	2022	2021
Distributions equal to the partner's share of net income (loss)	$497	$(1,232)
Distributions in excess of the partner's share of net income	4,962	3,414
Adjustment to fair value of financing arrangement obligation	2,543	(863)
	$8,002	$1,319
13. Noncontrolling Interests:
The Company allocates net income of the Operating Partnership based on the weighted average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 96% ownership interest in the Operating Partnership as of each of March 31, 2022 and December 31, 2021. The remaining 4% limited partnership interest as of each of March 31, 2022 and December 31, 2021 was owned by certain of the Company's executive officers and directors, certain of their affiliates and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the 10 trading days ending on the respective balance sheet date. Accordingly, as of March 31, 2022 and December 31, 2021, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $131,584 and $147,259, respectively.

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
During the three months ended March 31, 2022, the Company did not issue any shares of common stock under the March 2021 ATM Program. As of March 31, 2022, $151,699 remained available to be sold under the March 2021 ATM Program. Actual future sales will depend upon a variety of factors including, but not limited to, market conditions, the trading price of the Company’s common stock and the Company’s capital needs. The Company has no obligation to sell the remaining shares available for sale under the March 2021 ATM Program.
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
There were no repurchases under the Stock Buyback Program during the three months ended March 31, 2022 or 2021.
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
For the three months ended March 31, 2022 and 2021, the Company sold various land parcels in separate transactions, resulting in gains on sale of land of $15,082 and $4,096, respectively. The Company used its share of the proceeds from these sales to pay down debt and for other general corporate purposes.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

16. Commitments and Contingencies:
As of March 31, 2022, the Company was contingently liable for $40,997 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. As of March 31, 2022, $40,680 of these letters of credit were secured by restricted cash. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the relevant agreement. At March 31, 2022, the Company had $10,351 in outstanding obligations, which it believes will be settled in the next twelve months.
17. Related Party Transactions:
Certain unconsolidated joint ventures have engaged the Management Companies to manage the operations of the Centers. Under these arrangements, the Management Companies are reimbursed for compensation paid to on-site employees, leasing agents and project managers at the Centers, as well as insurance costs and other administrative expenses.
The following are fees charged to unconsolidated joint ventures:

	For the Three Months Ended March 31,
	2022	2021
Management fees	$4,361	$3,817
Development and leasing fees	1,383	1,430
	$5,744	$5,247

Interest expense from related party transactions includes $8,002 and $1,319 for the three months ended March 31, 2022 and 2021, respectively, in connection with the Financing Arrangement (See Note 12—Financing Arrangement).
Due from (to) affiliates includes $4,177 and $(327) of unreimbursed (prepaid) costs and fees from unconsolidated joint ventures due to (from) the Management Companies at March 31, 2022 and December 31, 2021, respectively.
18. Share and Unit-Based Plans:
Under the Long-Term Incentive Plan ("LTIP"), each award recipient is issued a form of operating partnership units ("LTIP Units") in the Operating Partnership or form of restricted stock units (together with the LTIP Units the "LTI Units"). Upon the occurrence of specified events and subject to the satisfaction of applicable vesting conditions, LTIP Units (after conversion into OP Units) are ultimately redeemable for common stock of the Company, or cash at the Company's option, on a one-unit for one-share basis. LTI Units receive cash dividends based on the dividend amount paid on the common stock of the Company. The LTIP may include market-indexed awards, performance-based awards and service-based awards.
The market-indexed LTI Units vest over the service period of the award based on the percentile ranking of the Company in terms of total return to stockholders (the "Total Return") per share of common stock relative to the Total Return of a group of peer REITs, as measured at the end of the measurement period. The performance-based LTI Units vest over a specified period based on the Company's operational performance over that period.
During the three months ended March 31, 2022, the Company granted the following LTI Units:

Grant Date	Units	Type	Fair Value per LTI Unit	Vest Date
1/1/2022	376,153	Service-based	$17.28	12/31/2024
1/1/2022	716,545	Performance-based	$15.77	12/31/2024
	1,092,698

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
18. Share and Unit-Based Plans: (Continued)
The fair value of the service-based LTI Units was determined by the market price of the Company's common stock on the date of grant. The fair value of the performance-based LTI Units granted on January 1, 2022 was estimated on the date of grant using a Monte Carlo Simulation model that assumed a risk-free interest rate of 0.97% and an expected volatility of 70.83%.
The following table summarizes the activity of the non-vested LTI Units, phantom stock units and stock units:

	LTI Units		Phantom Stock Units		Stock Units
	Units	Value(1)	Units	Value(1)	Units	Value(1)
Balance at January 1, 2022	1,837,691	$14.14	—	$—	266,505	$19.05
Granted	1,092,698	16.29	35,730	16.91	77,935	16.26
Vested	(16,467)	29.86	(5,213)	16.56	(88,313)	23.34
Forfeited	—	—	—	—	—	—
Balance at March 31, 2022	2,913,922	$14.86	30,517	$16.97	256,127	$16.72

(1) Value represents the weighted average grant date fair value.
The following table summarizes the activity of the stock options outstanding:

	Stock Options
	Units	Value(1)
Balance at January 1, 2022	37,515	$54.34
Granted	—	—
Exercised	—	—
Balance at March 31, 2022	37,515	$54.34

(1) Value represents the weighted average exercise price.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
18. Share and Unit-Based Plans: (Continued)
The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended March 31,
	2022	2021
LTI Units	$4,685	$3,611
Stock units	1,291	1,327
Phantom stock units	86	93
	$6,062	$5,031
The Company capitalized share and unit-based compensation costs of $1,193 and $1,001 for the three months ended March 31, 2022 and 2021, respectively. Unrecognized compensation costs of share and unit-based plans at March 31, 2022 consisted of $17,724 from LTI Units, $1,508 from stock units and $0 from phantom stock units.
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
The income tax provision of the TRSs are as follows:

	For the Three Months Ended March 31,
	2022	2021
Current	$—	$—
Deferred	(1,799)	(2,238)
Total expense	$(1,799)	$(2,238)
The net operating loss ("NOL") carryforwards generated through the 2017 tax year are scheduled to expire through 2037, beginning in 2025. Pursuant to the Tax Cuts and Jobs Act of 2017, NOLs generated in 2018 and subsequent tax years are carried forward indefinitely. The Coronavirus Aid, Relief and Economic Security Act removed the 80% of taxable income limitation, imposed by the Tax Cuts and Jobs Act, for NOLs generated in 2018, 2019 and 2020. Net deferred tax assets of $22,020 and $23,406 were included in deferred charges and other assets, net at March 31, 2022 and December 31, 2021, respectively.
The Company is required to establish a valuation allowance for any portion of the deferred tax asset that the Company concludes is more likely than not to be unrealizable. The Company’s assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of March 31, 2022, the Company had no valuation allowance recorded.
The tax years 2018 through 2020 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next twelve months.
20. Subsequent Events:
On May 9, 2022, the Company announced a dividend/distribution of $0.15 per share for common stockholders and OP Unitholders of record on May 20, 2022. All dividends/distributions will be paid 100% in cash on June 3, 2022.

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
Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or the industry to differ materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, as well as global, national, regional and local economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of current and prospective tenants, anchor or tenant bankruptcies, closures, mergers or consolidations, lease rates, terms and payments, interest rate fluctuations, availability, terms and cost of financing and operating expenses; adverse changes in the real estate markets including, among other things, competition from other companies, retail formats and technology, risks of real estate development and redevelopment, acquisitions and dispositions; the continuing adverse impact of the novel coronavirus ("COVID-19") on the U.S., regional and global economies and the financial condition and results of operations of the Company and its tenants; the liquidity of real estate investments, governmental actions and initiatives (including legislative and regulatory changes); environmental and safety requirements; and terrorist activities or other acts of violence which could adversely affect all of the above factors. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results, including those made in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, as well as our other reports filed with the Securities and Exchange Commission (the "SEC"), which disclosures are incorporated herein by reference. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company does not intend, and undertakes no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P. (the "Operating Partnership"). As of March 31, 2022, the Operating Partnership owned or had an ownership interest in 44 regional town centers and five community/power shopping centers. These 49 regional town centers and community/power shopping centers (which include any adjoining mixed use improvements) consist of approximately 48 million square feet of gross leasable area ("GLA") and are referred to herein as the "Centers". The Centers consist of consolidated Centers ("Consolidated Centers") and unconsolidated joint venture Centers ("Unconsolidated Joint Venture Centers"), unless the context otherwise requires. The property management, leasing and redevelopment of the Company's portfolio is provided by the Company's seven management companies (collectively referred to herein as the "Management Companies"). The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Management Companies.

The following discussion is based primarily on the consolidated financial statements of the Company for the three months ended March 31, 2022 and 2021. It compares the results of operations for the three months ended March 31, 2022 to the results of operations for the three months ended March 31, 2021. It also compares the results of operations and cash flows for the three months ended March 31, 2022 to the results of operations and cash flows for the three months ended March 31, 2021.
This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
Dispositions:
On March 29, 2021, the Company sold Paradise Valley Mall in Phoenix, Arizona to a newly formed joint venture for $100.0 million, resulting in a gain on sale of assets of approximately $5.6 million. Concurrent with the sale, the Company elected to reinvest into the new joint venture at a 5% ownership interest. The Company used the $95.3 million of net proceeds from the sale to pay down its line of credit (See "—Liquidity and Capital Resources").
On September 17, 2021, the Company sold Tucson La Encantada in Tucson, Arizona for $165.3 million, resulting in a gain on sale of assets of approximately $117.2 million. The Company used the net cash proceeds of approximately $100.1 million to pay down debt (See "—Liquidity and Capital Resources").
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
For the three months ended March 31, 2022, the Company and certain joint venture partners sold various land parcels in separate transactions, resulting in the Company’s share of the gain on sale of land of $11.3 million. The Company used its share of the proceeds from these sales of $20.3 million to pay down debt and for other general corporate purposes.
Financing Activities:
On January 22, 2021, the Company closed on a one-year extension for the Green Acres Mall $258.2 million loan to February 3, 2022, which also included a one-year extension option to February 3, 2023 that has been exercised. The interest rate remained unchanged, and the Company repaid $9 million of the outstanding loan balance at closing.
On March 25, 2021, the Company closed on a two-year extension for the Green Acres Commons $124.6 million loan to March 29, 2023. The interest rate is LIBOR plus 2.75% and the Company repaid $4.7 million of the outstanding loan balance at closing.
On April 14, 2021, the Company terminated its existing credit facility and entered into a new credit agreement, which provides for an aggregate $700 million facility, including a $525 million revolving loan facility that matures on April 14, 2023, with a one-year extension option, and a $175 million term loan facility that matures on April 14, 2024. The Company drew the $175 million term loan facility in its entirety simultaneously with entering into the new credit agreement in April 2021 and subsequently paid off the remaining balance outstanding on the term loan facility with proceeds from the sale of Tucson La Encantada in September 2021.
On September 15, 2021, the Company further extended the loan maturity on Danbury Fair Mall to July 1, 2022. The interest rate remained unchanged, and the Company repaid $10.0 million of the outstanding loan balance at closing.
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
During the year ended December 31, 2021, the Company repaid $1.7 billion of debt then outstanding, including the $985 million repaid in connection with entering into the new credit agreement in April 2021. These repaid amounts represented an approximately 20% reduction in the debt outstanding, at the Company’s share, since December 31, 2020.

On February 2, 2022, the Company’s joint venture in FlatIron Crossing replaced the existing $197 million loan on the property with a new $175 million loan that bears interest at SOFR plus 3.70% and matures on February 9, 2025, including extension options. The loan is covered by an interest rate cap agreement that effectively prevents SOFR from exceeding 4.0% through February 15, 2024.
On April 29, 2022, the Company replaced the existing $110.6 million loan on Pacific View with a new $72.0 million loan that bears interest at a fixed rate of 5.29% and matures on May 6, 2032.
On May 6, 2022, the Company closed on a two-year extension for The Oaks $175.4 million loan to June 5, 2024, at a new fixed interest rate of 5.25%. The Company repaid $5.0 million of the outstanding loan balance at closing.
Redevelopment and Development Activities:
The Company's joint venture with Hudson Pacific Properties is redeveloping One Westside into 584,000 square feet of creative office space and 96,000 square feet of dining and entertainment space. The entire creative office space has been leased to Google and is expected to be completed in the third quarter of 2022. During the fourth quarter of 2021, the joint venture delivered the office space to Google for tenant improvement work, which Google has commenced. The total cost of the project is estimated to be between $500.0 million and $550.0 million, with $125.0 million to $137.5 million estimated to be the Company's pro rata share. The Company has incurred $112.2 million of the total $448.9 million incurred by the joint venture as of March 31, 2022. The joint venture expects to fund the remaining costs of the development with its $414.6 million construction loan.
The Company has a 50/50 joint venture with Simon Property Group, which was initially formed to develop Los Angeles Premium Outlets, a premium outlet center in Carson, California. The Company has funded $40.5 million of the total $81.0 million incurred by the joint venture as of March 31, 2022.
In connection with the closures and lease rejections of several Sears stores owned or partially owned by the Company, the Company anticipates spending between $130.0 million to $160.0 million at the Company’s pro rata share to redevelop the Sears stores. The anticipated openings of such redevelopments are expected to occur over several years. The estimated range of redevelopment costs could increase if the Company or its joint venture decides to expand the scope of the redevelopments. The Company has funded $41.1 million at its pro rata share as of March 31, 2022.
Other Transactions and Events:
In March 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. As a result, all of the markets that the Company operates in were subject to stay-at-home orders, and the majority of its properties were temporarily closed in part or completely. Following staggered re-openings during 2020, all Centers have been open and operating since October 7, 2020. As of the date of this Quarterly Report on Form 10-Q, government-imposed capacity restrictions resulting from COVID-19 have been essentially eliminated across the Company's markets. Although overall fundamentals at the Centers continued to improve during 2021 and into the first quarter of 2022, the Company expects that the COVID-19 pandemic, including the emergence of new variants, will continue to negatively impact its results for the remainder of 2022 due, in part, to reduced occupancy relative to pre-COVID levels and additional Anchor closures, among other factors.
The Company declared a cash dividend of $0.15 per share of its common stock for each quarter in the year ended December 31, 2021. On January 27, 2022, the Company declared a first quarter cash dividend of $0.15 per share of its common stock, which was paid on March 3, 2022 to stockholders of record on February 18, 2022. On May 9, 2022, the Company declared a second quarter cash dividend of $0.15 per share of its common stock, which will be paid on June 3, 2022 to stockholders of record on May 20, 2022. The dividend amount will be reviewed by the Board on a quarterly basis.
In connection with the commencement of separate "at the market" offering programs, on each of February 1, 2021 and March 26, 2021, which are referred to as the "February 2021 ATM Program" and the "March 2021 ATM Program," respectively, and collectively as the "ATM Programs," the Company entered into separate equity distribution agreements with certain sales agents pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500 million under each of the February 2021 ATM Program and the March 2021 ATM Program, or a total of $1 billion under the ATM Programs. As of March 31, 2022, the Company had approximately $151.7 million of gross sales of its common stock available under the March 2021 ATM Program. The February 2021 ATM Program was fully utilized as of June 30, 2021 and is no longer active.
See “—Liquidity and Capital Resources” for a further discussion of the Company’s anticipated liquidity needs, and the measures taken by the Company to meet those needs.

Inflation:
In the last five years, inflation has not had a significant impact on the Company. Most of the leases at the Centers have rent adjustments periodically throughout the lease term. These rent increases are either in fixed increments or based on using an annual multiple of increases in the Consumer Price Index. In addition, the routine expiration of leases for spaces 10,000 square feet and under each year enables the Company to replace existing leases with new leases at higher base rents if the rents of the existing leases are below the then existing market rate. The Company has generally entered into leases that require tenants to pay a stated amount for operating expenses, generally excluding property taxes, regardless of the expenses actually incurred at any Center, which places the burden of cost control on the Company. Additionally, most leases require the tenants to pay their pro rata share of property taxes and utilities.
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
Some of these estimates and assumptions include judgments on revenue recognition, estimates for common area maintenance and real estate tax accruals, provisions for uncollectible accounts, impairment of long-lived assets, the allocation of purchase price between tangible and intangible assets, capitalization of costs and fair value measurements. The Company's significant accounting policies and estimates are described in more detail in Note 2—Summary of Significant Accounting Policies in the Company's Notes to the Consolidated Financial Statements. However, the following policies are deemed to be critical.
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
Results of Operations
Many of the variations in the results of operations, discussed below, occurred because of the transactions affecting the Company’s properties described in Management’s Overview and Summary above, including the Redevelopment Properties and the Disposition Properties (as defined below).
For purposes of the discussion below, the Company defines “Same Centers” as those Centers that are substantially complete and in operation for the entirety of both periods of the comparison. Non-Same Centers for comparison purposes include those Centers or properties that are going through a substantial redevelopment often resulting in the closing of a portion of the Center (“Redevelopment Properties”) and properties that have been disposed of (“Disposition Properties”). The Company moves a Center in and out of Same Centers based on whether the Center is substantially complete and in operation for the entirety of both periods of the comparison. Accordingly, the Same Centers consist of all consolidated Centers, excluding the Redevelopment Properties and the Disposition Properties, for the periods of comparison.
For the comparison of the three months ended March 31, 2022 to the three months ended March 31, 2021, the Disposition Properties are Paradise Valley Mall and Tucson La Encantada.

Unconsolidated joint ventures are reflected using the equity method of accounting. The Company’s pro rata share of the results from these Centers is reflected in the Consolidated Statements of Operations as equity in (loss) income of unconsolidated joint ventures.
The Company considers tenant annual sales, occupancy rates (excluding large retail stores or “Anchors”) and releasing spreads (i.e., a comparison of initial average base rent per square foot on leases executed during the trailing twelve months to average base rent per square foot at expiration for the leases expiring during the trailing twelve months based on the spaces 10,000 square feet and under) to be key performance indicators of the Company’s internal growth.
During the first quarter of 2022, comparable tenant sales for spaces less than 10,000 square feet across the portfolio increased by 14.5% relative to the first quarter of 2021 and 11.5% relative to pre-COVID sales during the first quarter of 2019. The leased occupancy rate of 91.3% at March 31, 2022 represented a 2.8% increase from 88.5% at March 31, 2021. Releasing spreads increased as the Company executed leases at an average rent of $58.09 for new and renewal leases executed compared to $57.35 on leases expiring, resulting in a releasing spread increase of $0.74 per square foot, or 1.3%, for the trailing twelve months ended March 31, 2022.
The Company continues to renew or replace leases that are scheduled to expire in 2022, however, for a variety of factors, the Company cannot be certain of its ability to sign, renew or replace leases expiring in 2022 or beyond. The remaining 2022 lease expirations continue to be an important focal point for the Company. As of March 31, 2022, the Company has executed leases or commitments from retailers that are in lease documentation for 56% of the leased space expiring in 2022, and another 35% of such expiring space is in the letter of intent stage. Excluding those leases, the remaining leases expiring in 2022, which represent approximately 202,000 square feet of the Centers, are in the prospecting stage.
During the quarter ended March 31, 2022, the Company signed 82 new leases and 138 renewal leases comprising approximately 617,000 square feet of GLA. The average tenant allowance was $18.09 per square foot.
Outlook
The Company has a long-term four-pronged business strategy that focuses on the acquisition, leasing and management, redevelopment and development of regional town centers. Although fundamentals at the Centers continued to improve during 2021 and into the first quarter of 2022, the Company expects that the COVID-19 pandemic, including the emergence of new variants, will continue to negatively impact its results for the remainder of 2022 due, in part, to reduced occupancy relative to pre-COVID levels and additional Anchor closures, among other factors.
All Centers have been open and operating since October 7, 2020. As of the date of this Quarterly Report on Form 10-Q, government-imposed capacity restrictions resulting from COVID-19 have been essentially eliminated across the Company’s markets. The Company experienced a positive impact to its leasing revenue during the three months ended March 31, 2022 as leasing revenue increased by approximately 9.6%, including joint ventures at the Company’s share, compared to the three months ended March 31, 2021. This increase was primarily due to (i) increases in percentage rent, which was primarily driven by accelerating tenant sales and (ii) decreases in bad debt reserves and decreases in retroactive rent abatements incurred in the first quarter of 2022 compared to the first quarter of 2021; which were partially offset by decreases in leasing revenue from the Disposition Properties and The Shops at North Bridge, at the Company's share (See “—Dispositions” above).
Sales and traffic at the Company’s Centers continued to improve during the first quarter of 2022 with extremely high customer conversion rates. Traffic levels during the first quarter of 2022 continued to range in the mid 90%’s relative to the pre-pandemic first quarter of 2019. Comparable tenant sales from spaces less than 10,000 square feet across the portfolio increased by 14.5% and 11.5% relative to the first quarter of 2021 and the pre-COVID sales during the first quarter of 2019, respectively. Portfolio tenant sales per square foot for spaces less than 10,000 square feet for the trailing twelve months ended March 31, 2022 were $843, which is a record high for the Company.
During the first quarter of 2022, the Company signed 220 leases for approximately 617,000 square feet, compared to 181 leases and 693,000 square feet relative to what was leased during the first quarter of 2021. Also during the first quarter of 2022, the Company opened 188,000 square feet of new spaces.
The Company believes that diversity of use within its tenant base will be a prominent internal growth catalyst at its Centers going forward, as new uses enhance the productivity and diversity of the tenant mix and have the potential to significantly increase customer traffic at the applicable Centers. During the quarter ended March 31, 2022, the Company signed deals for new stores with new-to-Macerich portfolio uses for over 103,000 square feet, with another nearly 326,000 square feet of such new-to-Macerich portfolio leases currently in negotiation as of the date of this Quarterly Report on Form 10-Q.
As of March 31, 2022, the leased occupancy rate was 91.3%, a 2.8% increase compared to the leased occupancy rate at March 31, 2021 of 88.5%.

The Company’s rent collections have continued to significantly improve and are now comparable to pre-COVID-19 levels. The Company has now completed its negotiations with national and local tenants to secure rental payments. Those negotiations resulted in the Company entering into lease amendments which granted significant rental assistance in the form of rent deferral and/or rent reduction. Many of the Company’s leases contain co-tenancy clauses. Certain Anchor or small tenant closures have become permanent, whether caused by the pandemic, or otherwise, and co-tenancy clauses within certain leases may be triggered as a result. The Company does not anticipate that the negative impact of such clauses on lease revenue will be significant.
During the year ended December 31, 2021, the Company incurred $47.6 million of rent abatements at the Company’s share relating primarily to 2020 rents as a result of COVID-19 and negotiated $4.6 million of rent deferrals during the year ended December 31, 2021 at the Company’s share. During the three months ended March 31, 2022, the Company incurred less than $0.1 million of rent abatements at the Company’s share compared to $28.9 million for the three months ending March 31, 2021 which related primarily to 2020 rents as a result of COVID-19. The Company negotiated $0.6 million of rent deferrals during the three months ended March 31, 2021 at the Company’s share compared to less than $0.1 million of rent deferrals during the three months ended March 31, 2022. As of March 31, 2022, $3.6 million of the rent deferrals remain outstanding, with $2.2 million scheduled to be repaid during the remainder of 2022 and the balance scheduled for repayment in 2023 and thereafter.
During 2021, the pace of bankruptcy filings involving the Company’s tenants decreased substantially as compared to 2020, with ten bankruptcy filings, totaling 62 leases and involving approximately 369,000 square feet and $11.9 million of annual leasing revenue at the Company’s share. This included two leases totaling 139,000 square feet with a single department store retailer that quickly emerged from bankruptcy and assumed both of its leases with the Company. Excluding this department store retailer, bankruptcy filings during 2021 only involved approximately 230,000 square feet. The Company expects that the pace of bankruptcy filings in 2022 will similarly be lower than years prior to 2020. Year-to-date in 2022, there has only been one bankruptcy filing involving a single tenant of the Company involving only 3,000 square feet of leased space.
During 2022, the Company expects to generate positive cash flow from operations after recurring operating capital expenditures, leasing capital expenditures and payment of dividends. This assumption does not include any potential capital generated from dispositions, refinancings or issuances of common equity. This expected surplus will be used to de-lever the Company’s balance sheet as well as to fund the Company’s development and redevelopment pipeline.
On October 26, 2021, the Company’s joint venture closed a $65 million, five-year loan, including extension options, that bears interest at LIBOR plus 4.15% to refinance The Shops at Atlas Park, which replaced a $67.5 million loan on the property. Additionally, on February 2, 2022, the Company’s joint venture in FlatIron Crossing replaced the existing $197 million loan on the property with a new $175 million loan that bears interest at SOFR plus 3.70% and matures on February 9, 2025, including extension options. On April 29, 2022, the Company closed on a new $72 million loan at Pacific View with a fixed rate of 5.29% that matures on May 6, 2032. On May 6, 2022, the Company closed on a two-year extension of the $175.4 million loan on The Oaks to June 5, 2024. The loan will now bear a fixed interest rate of 5.25%, and the Company repaid $5.0 million of the outstanding loan balance at closing (See “—Financing Activities” in Management’s Overview and Summary).
Rising interest rates are increasing the cost of the Company’s borrowings due to its outstanding floating-rate debt and have led to higher interest rates on new fixed-rate debt. In certain cases, the Company may limit its exposure to interest rate fluctuations related to a portion of its floating-rate debt by using interest rate cap and swap agreements. Such agreements, subject to current market conditions, allow the Company to replace floating-rate debt with fixed-rate debt in order to achieve its desired ratio of floating-rate to fixed-rate debt. However, any interest rate cap or swap agreements that the Company enters into may not be effective in reducing its exposure to interest rate changes. For example, the Company’s prior swap agreements, which expired on September 30, 2021, resulted in increases in interest expense in 2021.
Comparison of Three Months Ended March 31, 2022 and 2021
Revenues:
Leasing revenue increased by $23.9 million, or 13.3%, from 2021 to 2022. The increase in leasing revenue is attributed to an increase of $28.3 million from the Same Centers offset in part by a decrease of $4.4 million from the Disposition Properties. Leasing revenue includes the amortization of above and below-market leases, the amortization of straight-line rents, lease termination income, percentage rent and the provision for bad debts. The amortization of above and below-market leases increased from $0.4 million in 2021 to $0.6 million in 2022. Straight-line rents decreased from $4.8 million in 2021 to $(2.0) million in 2022. Lease termination income increased from $2.9 million in 2021 to $11.8 million in 2022. Percentage rent increased from $6.9 million in 2021 to $8.6 million in 2022. Provision for bad debts decreased from $3.2 million in 2021 to $0.6 million in 2022.

Other revenue increased from $5.3 million in 2021 to $6.3 million in 2022. This increase is primarily due to increased parking garage income resulting from increased traffic at the Centers in 2022 compared to 2021 (See "Other Transactions and Events" in Management's Overview and Summary).
Management Companies' revenue increased from $5.6 million in 2021 to $6.4 million in 2022 due to an increase in management fees.
Shopping Center and Operating Expenses:
Shopping center and operating expenses decreased $3.2 million, or 4.2%, from 2021 to 2022. The decrease in shopping center and operating expenses is attributed to decreases of $1.6 million from the Same Centers and $1.7 million from the Disposition Properties. The decrease in shopping center and operating expenses at the Same Centers is primarily the result of a decrease in property tax expense.
Leasing Expenses:
Leasing expenses increased from $5.2 million in 2021 to $7.6 million in 2022 due to an increase in compensation expense.
Management Companies' Operating Expenses:
Management Companies' operating expenses increased $2.1 million from 2021 to 2022 due to an increase in compensation expense.
REIT General and Administrative Expenses:
REIT general and administrative expenses decreased $1.2 million from 2021 to 2022 primarily due to a decrease in consulting expense.
Depreciation and Amortization:
Depreciation and amortization decreased $5.5 million from 2021 to 2022. The decrease in depreciation and amortization is attributed to decreases of $2.5 million from the Same Centers and $3.0 million from the Disposition Properties.
Interest Expense:
Interest expense decreased $2.0 million from 2021 to 2022. The decrease in interest expense was attributed to a decrease of $7.9 million from the Company's revolving line of credit and $0.8 million from the Disposition Properties, offset in part by an increase of $6.7 million from the financing arrangement discussed in Note 12 in the Company's Notes to the Consolidated Financial Statements. The increase in interest expense from the financing arrangement is primarily due to the change in fair value of the underlying properties and the mortgage notes payable on the underlying properties.
Equity in (Loss) Income of Unconsolidated Joint Ventures:
Equity in (loss) income of unconsolidated joint ventures decreased $31.0 million from 2021 to 2022. The decrease in equity in (loss) income of unconsolidated joint ventures is primarily due to the write-down of assets as a result of the reduction in the estimated holding periods of certain properties.
Gain (loss) on Sale or Write Down of Assets, net:
Gain (loss) on sale or write down of assets, net increased from a loss of $21.3 million in 2021 to a gain of $6.5 million in 2022. The increase is primarily due to an increase of gains on sale of land in 2022, offset by $27.3 million of impairment loss on Estrella Falls in 2021. The impairment loss was due to the reduction in the estimated holding period of the property.
Net Loss:
Net loss decreased $30.4 million from 2021 to 2022. The decrease in net loss is primarily due to the write-down of assets held at unconsolidated joint ventures in 2022 as a result of the reduction in the estimated holding periods of certain properties.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold increased 48.7% from $75.6 million in 2021 to $112.4 million in 2022. For a reconciliation of net loss attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders, excluding financing expense in connection with

Chandler Freehold and FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold, see "Funds From Operations ("FFO")" below.
Operating Activities:
Cash provided by operating activities increased $13.2 million from 2021 to 2022. The increase is primarily due to the changes in assets and liabilities and the results, as discussed above.
Investing Activities:
Cash provided by investing activities decreased $26.8 million from 2021 to 2022. The decrease in cash provided by investing activities is primarily attributed to a decrease in proceeds from the sale of assets of $74.2 million offset in part by increases in distributions from unconsolidated joint ventures of $18.7 million and decreases of contributions to unconsolidated joint ventures of $6.3 million.
Financing Activities:
Cash provided by financing activities decreased $0.6 billion from 2021 to 2022. The decrease in cash provided by financing activities is primarily due to the proceeds received from sales of common shares under the ATM Programs of $597.1 million in 2021.
Liquidity and Capital Resources
The Company anticipates meeting its liquidity needs for its operating expenses, debt service and dividend requirements for the next twelve months and beyond through cash generated from operations, distributions from unconsolidated joint ventures, working capital reserves and/or borrowings under its line of credit. Following the uncertain environment brought about by COVID-19, the Company took a number of previously disclosed measures in the years ended December 31, 2020 and 2021 to enhance its liquidity position over the short-term, but currently anticipates meeting its liquidity needs for the next twelve months as it has done historically.
Uses of Capital
The following tables summarize capital expenditures incurred at the Centers (at the Company's pro rata share):

	For the Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Consolidated Centers:
Acquisitions of property, building improvement and equipment	$1,106	$3,670
Development, redevelopment, expansions and renovations of Centers	10,761	6,558
Tenant allowances	5,454	4,696
Deferred leasing charges	350	510
	$17,671	$15,434
Joint Venture Centers:
Acquisitions of property, building improvement and equipment	$1,236	$842
Development, redevelopment, expansions and renovations of Centers	14,710	12,232
Tenant allowances	6,657	2,550
Deferred leasing charges	558	815
	$23,161	$16,439

The Company expects amounts to be incurred during the next twelve months for tenant allowances and deferred leasing charges to be less than or comparable to 2021. The Company expects to incur approximately $140.0 million during 2022 for development, redevelopment, expansion and renovations. This includes the Company's share of the remaining development costs of One Westside of approximately $30.0 million, which is fully funded by a non-recourse construction facility. Capital for these expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of cash on hand, debt or equity financings, which are expected to include borrowings under the Company's line of credit, from property financings and construction loans, each to the extent available.

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
On each of February 1, 2021 and March 26, 2021, the Company registered a separate "at the market" offering program, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500 million under each ATM Program, or a total of $1.0 billion under the ATM Programs, in amounts and at times to be determined by the Company. The February 2021 ATM Program was fully utilized as of June 30, 2021 and is no longer active. During the three months ended March 31, 2022, no shares were issued under the March 2021 ATM Program. As of March 31, 2022, the Company had approximately $151.7 million of gross sales of its common stock available under the March 2021 ATM Program.
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
The Company's total outstanding loan indebtedness, which includes mortgages and other notes payable, at March 31, 2022 was $6.9 billion (consisting of $4.5 billion of consolidated debt, less $0.5 billion of noncontrolling interests, plus $2.9 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand.
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
As of March 31, 2022, one of the Company’s joint ventures had $50.0 million of debt that could become recourse to the Company should the joint venture be unable to discharge the obligation of the related debt.
Additionally, as of March 31, 2022, the Company was contingently liable for $41.0 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. As of March 31, 2022, $40.7 million of these letters of credit were secured by restricted cash. The Company does not believe that these letters of credit will result in a liability to the Company.
On October 26, 2021, the Company’s joint venture closed a $65 million, five-year loan, including extension options, that bears interest at LIBOR plus 4.15% to refinance The Shops at Atlas Park, which replaced a $67.5 million loan on the property. Additionally, on February 2, 2022, the Company’s joint venture in FlatIron Crossing replaced the existing $197 million loan on the property with a new $175 million loan that bears interest at SOFR plus 3.70% and matures on February 9, 2025, including extension options. On April 29, 2022, the Company closed on a new $72 million loan at Pacific View with a fixed rate of 5.29% that matures on May 6, 2032. On May 6, 2022, the Company closed on a two-year extension of the $175.4 million loan on The Oaks to June 5, 2024. The loan will now bear a fixed interest rate of 5.25%, and the Company repaid $5.0 million of the outstanding balance at closing.
The Company has a $700 million credit facility, including a $525 million revolving loan facility that matures on April 14, 2023, with a one-year extension option, and a $175 million term loan facility that matures on April 14, 2024. The revolving loan facility can be expanded up to $800 million, subject to receipt of lender commitments and other conditions. All obligations under the credit facility are guaranteed unconditionally by the Company and are secured in the form of mortgages on certain wholly-owned assets and pledges of equity interests held by certain of the Company’s subsidiaries. The credit facility bears interest at LIBOR plus a spread of 2.25% to 3.25% depending on Company’s overall leverage level. As of March 31, 2022, the borrowing rate was LIBOR plus 2.25%. As of March 31, 2022, borrowings under the credit facility were $76.0 million less unamortized deferred finance costs of $12.6 million for the revolving loan facility at a total interest rate of 3.76%. As of March 31, 2022, the Company’s availability under the revolving loan facility for additional borrowings was $448.7 million.
Cash dividends and distributions for the three months ended March 31, 2022 were $41.3 million, which were funded by operations.
At March 31, 2022, the Company was in compliance with all applicable loan covenants under its agreements.
At March 31, 2022, the Company had cash and cash equivalents of $128.2 million.
Material Cash Commitments:
The following is a schedule of material cash commitments as of March 31, 2022 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Cash Commitments	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)(1)	$5,201,921	$1,306,727	$1,574,072	$687,878	$1,633,244
Lease obligations(2)	192,966	15,813	34,045	22,574	120,534
	$5,394,887	$1,322,540	$1,608,117	$710,452	$1,753,778
__________________________________________________________
(1)Interest payments on floating rate debt were based on rates in effect at March 31, 2022.
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
The Company also presents FFO excluding financing expense in connection with Chandler Freehold.
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
The following reconciles net loss attributable to the Company to FFO and FFO—diluted attributable to common stockholders and unit holders-basic and diluted, excluding financing expense in connection with Chandler Freehold for the three months ended March 31, 2022 and 2021 (dollars and shares in thousands):

	For the Three Months Ended March 31,
	2022	2021
Net loss attributable to the Company	$(37,182)	$(63,604)
Adjustments to reconcile net loss attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted:
Noncontrolling interests in the Operating Partnership	(1,501)	(4,356)
(Gain) loss on sale or write down of assets, net—consolidated assets	(6,453)	21,283
Add: noncontrolling interests share of gain (loss) on sale or write down of assets—consolidated assets	4,422	(46)
Add: gain on sale of undepreciated assets—consolidated assets	15,082	4,096
Less: noncontrolling interests share of gain of undepreciated assets—consolidated assets	(4,422)	(1,191)
Loss on write-down of non-real estate assets—consolidated assets	(2,000)	(1,200)
Loss (gain) on sale or write down of assets—unconsolidated joint ventures, net(1)	29,827	(27)
Add: gain on sale of undepreciated assets—unconsolidated joint ventures(1)	599	—
Depreciation and amortization—consolidated assets	72,856	78,396
Less: noncontrolling interests in depreciation and amortization—consolidated assets	(7,813)	(4,075)
Depreciation and amortization—unconsolidated joint ventures(1)	44,401	47,106
Less: depreciation on personal property	(2,950)	(3,378)
FFO attributable to common stockholders and unit holders—basic and diluted	104,866	73,004
Financing expense in connection with Chandler Freehold	7,505	2,551
FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold—basic and diluted	$112,371	$75,555
Weighted average number of FFO shares outstanding for:
FFO attributable to common stockholders and unit holders—basic(2)	223,501	169,436
Adjustments for impact of dilutive securities in computing FFO—diluted:
Share and unit based compensation plans	—	—
Weighted average number of FFO shares outstanding for FFO attributable to common stockholders and unit holders—basic and diluted(2)	223,501	169,436
(1)     Unconsolidated joint ventures are presented at the Company's pro rata share.
(2)     Calculated based upon basic net income as adjusted to reach basic FFO. Includes 8.7 million and 10.9 million of OP Units outstanding for the three months ended March 31, 2022 and 2021, respectively.
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
The following table sets forth information as of March 31, 2022 concerning the Company's long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the twelve months ending March 31,
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long-term debt:
Fixed rate	$725,098	$98,749	$978,205	$218,289	$325,000	$1,460,000	$3,805,341	$3,645,423
Average interest rate	4.19%	5.73%	3.70%	3.49%	3.59%	4.00%	3.94%
Floating rate	427,820	192,102	76,000	—	—	—	695,922	678,095
Average interest rate	2.21%	4.00%	2.57%	—%	—%	—%	2.74%
Total debt—Consolidated Centers	$1,152,918	$290,851	$1,054,205	$218,289	$325,000	$1,460,000	$4,501,263	$4,323,518
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long-term debt (at Company's pro rata share):
Fixed rate	$393,868	$653,241	$32,343	$227,668	$345,802	$1,046,215	$2,699,137	$2,621,669
Average interest rate	3.73%	3.70%	3.95%	4.13%	3.63%	3.91%	3.82%
Floating rate	—	11,500	66,809	—	121,750	—	200,059	180,890
Average interest rate	—%	2.06%	1.93%	—%	3.82%	—%	3.09%
Total debt—Unconsolidated Joint Venture Centers	$393,868	$664,741	$99,152	$227,668	$467,552	$1,046,215	$2,899,196	$2,802,559

The Consolidated Centers' total fixed rate debt at each of March 31, 2022 and December 31, 2021 was $3.8 billion. The average interest rate on the fixed rate debt at each of March 31, 2022 and December 31, 2021 was 3.94%. The Consolidated Centers' total floating rate debt at each of March 31, 2022 and December 31, 2021 was $695.9 million and $738.9 million, respectively. The average interest rate on the floating rate debt at March 31, 2022 and December 31, 2021 was 2.74% and 2.61%, respectively.
The Company's pro rata share of the unconsolidated joint venture Centers' fixed rate debt at March 31, 2022 and December 31, 2021 was $2.7 billion and $2.8 billion, respectively. The average interest rate on the fixed rate debt at March 31, 2022 and December 31, 2021 was 3.82% and 3.83%, respectively. The Company's pro rata share of the unconsolidated joint venture Centers' floating rate debt at March 31, 2022 and December 31, 2021 was $200.1 million and $104.3 million, respectively. The average interest rate on the floating rate debt at March 31, 2022 and December 31, 2021 was 3.09% and 2.60%, respectively.
The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value. Interest rate cap agreements offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements effectively replace a floating rate on the notional amount with a fixed rate as noted above. As of March 31, 2022, the Company has three interest rate cap agreements in place (See Note 4—Investments in Unconsolidated Joint Ventures and Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements).

In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $9.0 million per year based on $0.9 billion of floating rate debt outstanding at March 31, 2022.
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
The LIBOR benchmark has been the subject of national, international and other regulatory guidance and proposals for reform and replacement, with most LIBOR settings relevant to the Company not expected to be published after June 30, 2023. As a result, any of the Company's LIBOR-based borrowings that extend beyond such date will need to be converted to a replacement rate. If a contract is not transitioned to an alternative variable rate and LIBOR is discontinued, the impact is likely to vary by contract. As of March 31, 2022, each of the agreements governing the Company's variable rate debt provides for the replacement of LIBOR if it becomes unavailable during the term of such agreement.
The discontinuation of LIBOR will not affect the Company's ability to borrow or maintain already outstanding borrowings or swaps, but if the Company's contracts indexed to LIBOR, including certain contracts governing the Company's variable rate debt, the variable rate debt of the Company's joint ventures and the Company's interest rate swaps, are converted to an alternative rate, the differences could result in interest costs that are higher than if LIBOR remained available. It is not yet possible to predict the magnitude of LIBOR’s end on the Company's borrowing costs given the remaining uncertainty about which rates will replace LIBOR.
Item 4.    Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of March 31, 2022, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A.  Risk Factors
There have been no material changes to the risk factors relating to the Company set forth under the caption "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2022 to January 31, 2022	—	$—	—	$278,707,048
February 1, 2022 to February 28, 2022	—	—	—	$278,707,048
March 1, 2022 to March 31, 2022	—	—	—	$278,707,048
Total	—	$—	—
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

THE MACERICH COMPANY
		By:	/s/ SCOTT W. KINGSMORE
Scott W. Kingsmore
Senior Executive Vice President, Treasurer and Chief Financial Officer
Date:	May 10, 2022		(Principal Financial Officer)