Form 10-Q
period 2022-06-30
MACERICH CO
filed 2022-08-08
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
Number of shares outstanding as of August 5, 2022 of the registrant's common stock, par value $0.01 per share: 214,775,995 shares

THE MACERICH COMPANY
FORM 10-Q

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS:
Property, net	$6,175,685	$6,284,206
Cash and cash equivalents	106,384	112,454
Restricted cash	52,060	54,517
Tenant and other receivables, net	162,310	211,361
Right-of-use assets, net	129,161	110,638
Deferred charges and other assets, net	238,847	254,908
Due from affiliates	3,209	—
Investments in unconsolidated joint ventures	1,246,730	1,317,571
Total assets	$8,114,386	$8,345,655
LIABILITIES AND EQUITY:
Mortgage notes payable	$4,361,131	$4,423,554
Bank and other notes payable	74,964	104,811
Accounts payable and accrued expenses	53,889	59,228
Due to affiliates	—	327
Lease liabilities	98,426	80,711
Other accrued liabilities	214,451	254,279
Distributions in excess of investments in unconsolidated joint ventures	126,359	127,608
Financing arrangement obligation	128,773	118,988
Total liabilities	5,057,993	5,169,506
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized at June 30, 2022 and December 31, 2021, and 215,113,342 and 214,797,057 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	2,150	2,147
Additional paid-in capital	5,500,101	5,488,440
Accumulated deficit	(2,560,793)	(2,443,696)
Accumulated other comprehensive income (loss)	16	(24)
Total stockholders' equity	2,941,474	3,046,867
Noncontrolling interests	114,919	129,282
Total equity	3,056,393	3,176,149
Total liabilities and equity	$8,114,386	$8,345,655
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Leasing revenue	$188,590	$196,987	$392,002	$376,522
Other	8,081	11,855	14,408	17,176
Management Companies	7,420	6,631	13,825	12,199
Total revenues	204,091	215,473	420,235	405,897
Expenses:
Shopping center and operating expenses	69,728	67,655	142,648	143,810
Leasing expenses	8,148	6,637	15,759	11,803
Management Companies' operating expenses	17,746	15,021	34,691	29,864
REIT general and administrative expenses	6,441	6,679	13,303	14,766
Depreciation and amortization	72,458	77,630	145,314	156,026
	174,521	173,622	351,715	356,269
Interest expense:
Related parties	8,892	2,954	16,895	4,273
Other	44,297	51,960	88,155	104,537
	53,189	54,914	105,050	108,810
Total expenses	227,710	228,536	456,765	465,079
Equity in income (loss) of unconsolidated joint ventures	6,353	20,035	(22,744)	21,945
Income tax benefit (expense)	670	(7,107)	(1,129)	(9,345)
(Loss) gain on sale or write down of assets, net	(1,091)	(3,927)	5,362	(25,210)
Net loss	(17,687)	(4,062)	(55,041)	(71,792)
Less: net (loss) income attributable to noncontrolling interests	(2,303)	7,703	(2,475)	3,577
Net loss attributable to the Company	$(15,384)	$(11,765)	$(52,566)	$(75,369)
Loss per common share—attributable to common stockholders:
Basic	$(0.07)	$(0.06)	$(0.25)	$(0.42)
Diluted	$(0.07)	$(0.06)	$(0.25)	$(0.42)
Weighted average number of common shares outstanding:
Basic	214,990,000	205,757,000	214,905,000	182,299,000
Diluted	214,990,000	205,757,000	214,905,000	182,299,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(17,687)	$(4,062)	$(55,041)	$(71,792)
Other comprehensive income:
Interest rate cap/swap agreements	9	2,739	40	5,433
Comprehensive loss	(17,678)	(1,323)	(55,001)	(66,359)
Less: net (loss) income attributable to noncontrolling interests	(2,303)	7,703	(2,475)	3,577
Comprehensive loss attributable to the Company	$(15,375)	$(9,026)	$(52,526)	$(69,936)
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)
Three Months Ended June 30, 2022 and 2021

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at April 1, 2022	214,901,377	$2,148	$5,493,662	$(2,513,179)	$7	$2,982,638	$120,866	$3,103,504
Net loss	—	—	—	(15,384)	—	(15,384)	(2,303)	(17,687)
Interest rate cap agreement	—	—	—	—	9	9	—	9
Amortization of share and unit-based plans	80,472	1	5,383	—	—	5,384	—	5,384
Employee stock purchases	96,942	1	959	—	—	960	—	960
Stock offerings, net	—	—	(50)	—	—	(50)	—	(50)
Distributions paid ($0.15 per share)	—	—	—	(32,230)	—	(32,230)	—	(32,230)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,169)	(3,169)
Conversion of noncontrolling interests to common shares	34,551	—	2,078	—	—	2,078	(2,078)	—
Redemption of noncontrolling interests	—	—	177	—	—	177	(505)	(328)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(2,108)	—	—	(2,108)	2,108	—
Balance at June 30, 2022	215,113,342	$2,150	$5,500,101	$(2,560,793)	$16	$2,941,474	$114,919	$3,056,393

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at April 1, 2021	197,036,176	$1,971	$5,263,994	$(2,426,555)	$(5,514)	$2,833,896	$163,409	$2,997,305
Net (loss) income	—	—	—	(11,765)	—	(11,765)	7,703	(4,062)
Interest rate cap/swap agreements	—	—	—	—	2,739	2,739	—	2,739
Amortization of share and unit-based plans	129,928	1	4,331	—	—	4,332	—	4,332
Employee stock purchases	88,107	1	594	—	—	595	—	595
Stock offerings, net	13,915,443	139	167,771	—	—	167,910	—	167,910
Distributions paid ($0.15 per share)	—	—	—	(31,016)	—	(31,016)	—	(31,016)
Distributions to noncontrolling interests	—	—	—	—	—	—	(10,856)	(10,856)
Contributions from noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Adjustment of noncontrolling interests in Operating Partnership	—	—	1,803	—	—	1,803	(1,803)	—
Balance at June 30, 2021	211,169,654	$2,112	$5,438,493	$(2,469,336)	$(2,775)	$2,968,494	$158,452	$3,126,946

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)
Six Months Ended June 30, 2022 and 2021

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2022	214,797,057	$2,147	$5,488,440	$(2,443,696)	$(24)	$3,046,867	$129,282	$3,176,149
Net loss	—	—	—	(52,566)	—	(52,566)	(2,475)	(55,041)
Interest rate cap agreement	—	—	—	—	40	40	—	40
Amortization of share and unit-based plans	184,792	2	11,444	—	—	11,446	—	11,446
Employee stock purchases	96,942	1	959	—	—	960	—	960
Stock offerings, net	—	—	(120)	—		(120)	—	(120)
Distributions paid ($0.30 per share)	—	—	—	(64,531)	—	(64,531)	—	(64,531)
Distributions to noncontrolling interests	—	—	—	—	—	—	(12,182)	(12,182)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—
Conversion of noncontrolling interests to common shares	34,551	—	2,078	—	—	2,078	(2,078)	—
Redemption of noncontrolling interests	—	—	177	—	—	177	(505)	(328)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(2,877)	—	—	(2,877)	2,877	—
Balance at June 30, 2022	215,113,342	$2,150	$5,500,101	$(2,560,793)	$16	$2,941,474	$114,919	$3,056,393

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2021	149,770,575	$1,498	$4,603,378	$(2,339,619)	$(8,208)	$2,257,049	$188,211	$2,445,260
Net (loss) income	—	—	—	(75,369)	—	(75,369)	3,577	(71,792)
Interest rate cap/swap agreements	—	—	—	—	5,433	5,433	—	5,433
Amortization of share and unit-based plans	224,681	2	9,361	—	—	9,363	—	9,363
Employee stock purchases	88,107	1	594	—	—	595	—	595
Stock offerings, net	59,907,761	599	805,455	—	—	806,054	—	806,054
Distributions paid ($0.30 per share)	—	—	—	(54,348)	—	(54,348)	—	(54,348)
Distributions to noncontrolling interests	—	—	—	—	—	—	(14,194)	(14,194)
Contributions from noncontrolling interests	—	—	—	—	—	—	576	576
Conversion of noncontrolling interests to common shares	1,178,530	12	22,206	—	—	22,218	(22,218)	—
Redemption of noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(2,501)	—	—	(2,501)	2,501	—
Balance at June 30, 2021	211,169,654	$2,112	$5,438,493	$(2,469,336)	$(2,775)	$2,968,494	$158,452	$3,126,946

 The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(55,041)	$(71,792)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain) loss on sale or write down of assets, net	(5,362)	25,210
Depreciation and amortization	150,759	162,603
Amortization of share and unit-based plans	9,152	7,460
Straight-line rent and amortization of above and below market leases	1,664	(11,318)
Recovery of doubtful accounts	(876)	(5,907)
Income tax expense	1,129	9,345
Equity in loss (income) of unconsolidated joint ventures	22,744	(21,945)
Distributions of income from unconsolidated joint ventures	385	—
Change in fair value of financing arrangement obligation	9,785	(2,302)
Changes in assets and liabilities, net of dispositions:
Tenant and other receivables	26,355	81,168
Other assets	(9,577)	9,480
Due from affiliates	(3,536)	(3,200)
Accounts payable and accrued expenses	(5,202)	(15,426)
Other accrued liabilities	(26,957)	(50,349)
Net cash provided by operating activities	115,422	113,027
Cash flows from investing activities:
Development, redevelopment, expansion and renovation of properties	(21,225)	(35,560)
Property improvements	(17,708)	(16,107)
Proceeds from repayment of notes receivable	—	1,300
Deferred leasing costs	(915)	(1,176)
Distributions from unconsolidated joint ventures	70,857	45,978
Contributions to unconsolidated joint ventures	(31,886)	(39,487)
Proceeds from collection of receivable in connection with sale of joint venture property	21,000	—
Proceeds from sale of assets	30,994	149,993
Net cash provided by investing activities	51,117	104,941

THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands) (Unaudited)
	For the Six Months Ended June 30,
	2022	2021
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	25,000	495,000
Payments on mortgages, bank and other notes payable	(120,796)	(1,632,572)
Deferred financing costs	(1,922)	(22,228)
Payments on finance leases	(1,147)	(1,102)
Net (costs) proceeds from stock offerings	(120)	791,425
Proceeds from share and unit-based plans	960	595
Redemption of noncontrolling interests	(328)	(1)
Contribution from noncontrolling interests	—	124
Dividends and distributions	(76,713)	(68,542)
Net cash used in financing activities	(175,066)	(437,301)
Net decrease in cash, cash equivalents and restricted cash	(8,527)	(219,333)
Cash, cash equivalents and restricted cash, beginning of period	166,971	482,659
Cash, cash equivalents and restricted cash, end of period	$158,444	$263,326
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$90,733	$113,484
Non-cash investing and financing transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$23,340	$22,378
Conversion of Operating Partnership Units to common stock	$2,078	$22,218
Accrued receivable of net proceeds from stock offering	$—	$14,629
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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of June 30, 2022, the Company was the sole general partner of and held a 96% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
The Operating Partnership's consolidated VIEs included the following assets and liabilities:

	June 30, 2022	December 31, 2021
Assets:
Property, net	$449,717	$458,964
Other assets	83,546	83,685
Total assets	$533,263	$542,649
Liabilities:
Mortgage notes payable	$413,971	$413,925
Other liabilities	56,081	56,947
Total liabilities	$470,052	$470,872
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

	For the Six Months Ended June 30,
	2022	2021
Beginning of period
Cash and cash equivalents	$112,454	$465,297
Restricted cash	54,517	17,362
Cash, cash equivalents and restricted cash	$166,971	$482,659
End of period
Cash and cash equivalents	$106,384	$194,028
Restricted cash	52,060	69,298
Cash, cash equivalents and restricted cash	$158,444	$263,326
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
COVID-19 Lease Accounting:
In April 2020, the Financial Accounting Standards Board issued a Staff Question-and-Answer (“Q&A”) to clarify whether lease concessions related to the effects of COVID-19 require the application of the lease modification guidance under Accounting Standards Codification ("ASC") 842, "Leases" ("the lease modification accounting framework"). Under ASC 842, the Company would have to determine, on a lease-by-lease basis, if a lease concession was the result of a new arrangement reached with the tenant or an enforceable right and obligation within the existing lease. The Q&A allows for the bypass of a lease-by-lease analysis, and allows the Company to elect to either apply the lease modification accounting framework or not to all of its lease concessions with similar characteristics and circumstances. The Company has elected to apply the lease modification accounting framework to lease concessions that include the abatement of rent in its consolidated financial statements for the three and six months ended June 30, 2022 and 2021.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

3. Earnings Per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of EPS for the three and six months ended June 30, 2022 and 2021 (shares in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Numerator
Net loss	$(17,687)	$(4,062)	$(55,041)	$(71,792)
Less: net (loss) income attributable to noncontrolling interests	(2,303)	7,703	(2,475)	3,577
Net loss attributable to the Company	(15,384)	(11,765)	(52,566)	(75,369)
Allocation of earnings to participating securities	(209)	(214)	(431)	(429)
Numerator for basic and diluted EPS—net loss attributable to common stockholders	$(15,593)	$(11,979)	$(52,997)	$(75,798)
Denominator
Denominator for basic and diluted EPS—weighted average number of common shares outstanding(1)	214,990	205,757	214,905	182,299
EPS—net loss attributable to common stockholders
Basic and diluted	$(0.07)	$(0.06)	$(0.25)	$(0.42)
(1)     Diluted EPS excludes 99,565 and 103,235 convertible preferred partnership units for the three months ended June 30, 2022 and 2021, respectively, and 99,565 and 103,235 convertible preferred partnership units for the six months ended June 30, 2022 and 2021, respectively, as their impact was antidilutive. Diluted EPS also excludes 8,658,193 and 9,818,495 Operating Partnership units ("OP Units") for the three months ended June 30, 2022 and 2021, respectively, and 8,669,907 and 10,334,235 OP Units for the six months ended June 30, 2022 and 2021, respectively, as their impact was antidilutive.

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
On December 31, 2021, the Company assigned its joint venture interest in The Shops at North Bridge in Chicago, Illinois to its partner in the joint venture. The assignment included the assumption by the joint venture partner of the Company’s share of the debt owed by the joint venture and no cash consideration was received by the Company. The Company recognized a loss of $28,276 in connection with the assignment.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)
For the six months ended June 30, 2022, the Company’s joint venture with Seritage Growth Properties (“MS Portfolio LLC”) recorded an impairment loss as a result of shortening the holding periods on certain assets in the joint venture. The Company’s share of the impairment loss was $30,426.
Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	June 30, 2022	December 31, 2021
Assets(1):
Property, net	$8,215,389	$8,289,412
Other assets	771,455	750,629
Total assets	$8,986,844	$9,040,041
Liabilities and partners' capital(1):
Mortgage and other notes payable	$5,634,189	$5,686,500
Other liabilities	434,599	325,115
Company's capital	1,558,737	1,638,112
Outside partners' capital	1,359,319	1,390,314
Total liabilities and partners' capital	$8,986,844	$9,040,041
Investments in unconsolidated joint ventures:
Company's capital	$1,558,737	$1,638,112
Basis adjustment(2)	(438,366)	(448,149)
	$1,120,371	$1,189,963

Assets—Investments in unconsolidated joint ventures	$1,246,730	$1,317,571
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(126,359)	(127,608)
	$1,120,371	$1,189,963

(1)     These amounts include assets of $2,722,667 and $2,789,568 of Pacific Premier Retail LLC (the "PPR Portfolio") as of June 30, 2022 and December 31, 2021, respectively, and liabilities of $1,642,822 and $1,661,110 of the PPR Portfolio as of June 30, 2022 and December 31, 2021, respectively.
(2)     The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $2,295 and $2,420 for the three months ended June 30, 2022 and 2021, respectively, and $4,870 and $4,663 for the six months ended June 30, 2022 and 2021, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)
Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	PPR Portfolio	Other Joint Ventures	Total
Three Months Ended June 30, 2022
Revenues:
Leasing revenue	$48,339	$168,827	$217,166
Other	55	2,766	2,821
Total revenues	48,394	171,593	219,987
Expenses:
Shopping center and operating expenses	10,139	55,365	65,504
Leasing expenses	365	1,200	1,565
Interest expense	15,378	36,582	51,960
Depreciation and amortization	24,218	66,226	90,444
Total expenses	50,100	159,373	209,473
Gain on sale or write down of assets, net	—	2,032	2,032
Net (loss) income	$(1,706)	$14,252	$12,546
Company's equity in net income	$1,289	$5,064	$6,353
Three Months Ended June 30, 2021
Revenues:
Leasing revenue	$41,234	$150,465	$191,699
Other	37	32,884	32,921
Total revenues	41,271	183,349	224,620
Expenses:
Shopping center and operating expenses	9,896	56,546	66,442
Leasing expenses	372	1,106	1,478
Interest expense	15,835	36,889	52,724
Depreciation and amortization	24,582	63,874	88,456
Total expenses	50,685	158,415	209,100
Loss on sale or write down of assets, net	—	(235)	(235)
Net (loss) income	$(9,414)	$24,699	$15,285
Company's equity in net (loss) income	$(3,372)	$23,407	$20,035

Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	PPR Portfolio	Other Joint Ventures	Total
Six Months Ended June 30, 2022
Revenues:
Leasing revenue	$92,189	$323,993	$416,182
Other	119	10,105	10,224
Total revenues	92,308	334,098	426,406
Expenses:
Shopping center and operating expenses	20,857	113,232	134,089
Leasing expenses	834	2,521	3,355
Interest expense	30,751	72,327	103,078
Depreciation and amortization	48,491	131,406	179,897
Total expenses	100,933	319,486	420,419
Loss on sale or write down of assets, net	—	(56,659)	(56,659)
Net loss	$(8,625)	$(42,047)	$(50,672)
Company's equity in net loss	$(503)	$(22,241)	$(22,744)
Six Months Ended June 30, 2021
Revenues:
Leasing revenue	$78,008	$299,781	$377,789
Other	129	49,851	49,980
Total revenues	78,137	349,632	427,769
Expenses:
Shopping center and operating expenses	19,263	115,385	134,648
Leasing expenses	775	2,459	3,234
Interest expense	31,637	74,103	105,740
Depreciation and amortization	48,887	130,416	179,303
Total expenses	100,562	322,363	422,925
Loss on sale or write down of assets, net	—	(181)	(181)
Net (loss) income	$(22,425)	$27,088	$4,663
Company's equity in net (loss) income	$(8,879)	$30,824	$21,945

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
5. Derivative Instruments and Hedging Activities:
The Company uses an interest rate cap agreement to manage the interest rate risk on certain floating rate debt. The Company recorded other comprehensive income related to the marking-to-market of derivative instruments of $9 and $2,739 for the three months ended June 30, 2022 and 2021, respectively, and $40 and $5,433 for the six months ended June 30, 2022 and 2021, respectively.
The following derivative was outstanding at June 30, 2022:

					Fair Value
Property	Notional Amount	Product	LIBOR Rate	Maturity	June 30, 2022	December 31, 2021
Santa Monica Place	$300,000	Cap	4.00%	12/9/2022	$29	$6
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
6. Property, net:
Property, net consists of the following:

	June 30, 2022	December 31, 2021
Land	$1,432,149	$1,441,858
Buildings and improvements	6,343,434	6,306,764
Tenant improvements	688,929	685,242
Equipment and furnishings(1)	189,909	191,266
Construction in progress	199,348	222,420
	8,853,769	8,847,550
Less accumulated depreciation(1)	(2,678,084)	(2,563,344)
	$6,175,685	$6,284,206
(1)      Equipment and furnishings and accumulated depreciation include the cost and accumulated amortization of ROU assets in connection with finance leases at June 30, 2022 and December 31, 2021 (See Note 8—Leases).
Depreciation expense was $67,394 and $70,762 for the three months ended June 30, 2022 and 2021, respectively, and $135,179 and $142,426 for the six months ended June 30, 2022 and 2021, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
6. Property, net: (Continued)

(Loss) gain on sale or write-down of assets, net for the three and six months ended June 30, 2022 and 2021 consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Gain (loss) on property sales, net(1)	$73	$(10,895)	$73	$(6,666)
Loss on write-down of assets(2)	(1,230)	(8,754)	(9,858)	(38,362)
Gain on land sales, net	66	15,722	15,147	19,818
	$(1,091)	$(3,927)	$5,362	$(25,210)
(1)    Includes $4,229 of gain related to the sale of Paradise Valley Mall during the six months ended June 30, 2021 (See Note 15-Dispositions).
(2)    Includes impairment loss of $5,492 relating to the Company's investment in MS Portfolio LLC (See Note 4-Investments in Unconsolidated Joint Ventures) during the six months ended June 30, 2022 and impairment loss of $27,281 on Estrella Falls during the six months ended June 30, 2021. The impairment losses were due to the reduction of the estimated holding periods of the properties. The remaining amounts for the three and six months ended June 30, 2022 and 2021 mainly pertain to the write off of development costs.

The following table summarizes certain of the Company's assets that were measured on a nonrecurring basis as a result of the impairment losses recorded for the six months ended June 30, 2021, as described above:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets	Significant Other Unobservable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
June 30, 2021	$23,690	$—	$4,720	$18,970
The fair values relating to a portion of the 2021 impairments were based on sales contracts and are classified within Level 2 of the fair value hierarchy. The fair value (Level 3 measurement) related to the 2021 impairment was based upon an income approach, using an estimated terminal capitalization rate, discount rate, and in-place contractual rent and other income. The fair value is sensitive to these significant unobservable inputs.
7. Tenant and Other Receivables, net:
Included in tenant and other receivables, net is an allowance for doubtful accounts of $12,286 and $14,917 at June 30, 2022 and December 31, 2021, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $3,066 and $19,907 at June 30, 2022 and December 31, 2021, respectively, and a deferred rent receivable due to straight-line rent adjustments of $108,398 and $110,969 at June 30, 2022 and December 31, 2021, respectively.
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
The following table summarizes the components of leasing revenue for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Leasing revenue—fixed payments	$135,048	$131,512	$270,257	$263,007
Leasing revenue—variable payments	52,099	56,360	120,869	107,608
Recovery of doubtful accounts, net	1,443	9,115	876	5,907
	$188,590	$196,987	$392,002	$376,522
The following table summarizes the future rental payments to the Company:

Twelve months ending June 30,
2023	$369,308
2024	320,103
2025	260,120
2026	207,837
2027	159,357
Thereafter	461,006
$1,777,731

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
The following table summarizes the lease costs for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease costs	$3,775	$3,814	$7,550	$7,629
Finance lease costs:
Amortization of ROU assets	482	478	963	956
Interest on lease liabilities	108	124	302	343
	$4,365	$4,416	$8,815	$8,928

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
8. Leases: (Continued)

The following table summarizes the future rental payments required under the leases:

	June 30, 2022		December 31, 2021
Year ending December 31,	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2022	$7,736	$4,461	$14,302	$4,461
2023	11,876	2,043	8,452	2,043
2024	11,054	9,072	6,471	9,072
2025	11,231	—	6,513	—
2026	11,343	—	6,470	—
Thereafter	120,534	—	109,358	—
Total undiscounted rental payments	173,774	15,576	151,566	15,576
Less imputed interest	(88,729)	(2,195)	(85,383)	(1,048)
Total lease liabilities	$85,045	$13,381	$66,183	$14,528
Weighted average remaining term	32.2 years	1.7 years	36.3 years	2.1 years
Weighted average incremental borrowing rate	7.4%	3.7%	7.8%	3.7%

9. Deferred Charges and Other Assets, net:
Deferred charges and other assets, net consist of the following:

	June 30, 2022	December 31, 2021
Leasing	$112,492	$134,887
Intangible assets:
In-place lease values	59,470	62,826
Leasing commissions and legal costs	16,052	16,710
Above-market leases	70,101	72,289
Deferred tax assets	22,690	23,406
Deferred compensation plan assets	55,245	68,807
Other assets	56,900	46,319
	392,950	425,244
Less accumulated amortization(1)	(154,103)	(170,336)
	$238,847	$254,908

(1)   Accumulated amortization includes $43,294 and $43,978 relating to in-place lease values, leasing commissions and legal costs at June 30, 2022 and December 31, 2021, respectively. Amortization expense of in-place lease values, leasing commissions and legal costs was $1,664 and $2,403 for the three months ended June 30, 2022 and 2021, respectively, and $3,331 and $4,606 for the six months ended June 30, 2022 and 2021, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
9. Deferred Charges and Other Assets, net: (Continued)
The allocated values of above-market leases and below-market leases consist of the following:

	June 30, 2022	December 31, 2021
Above-Market Leases
Original allocated value	$70,101	$72,289
Less accumulated amortization	(33,434)	(32,484)
	$36,667	$39,805
Below-Market Leases(1)
Original allocated value	$96,054	$99,332
Less accumulated amortization	(38,191)	(37,122)
	$57,863	$62,210

(1)   Below-market leases are included in other accrued liabilities.

10. Mortgage Notes Payable:
Mortgage notes payable at June 30, 2022 and December 31, 2021 consist of the following:

	Carrying Amount of Mortgage Notes(1)
Property Pledged as Collateral	June 30, 2022	December 31, 2021	Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Chandler Fashion Center(5)	$255,643	$255,548	4.18%	$875	2024
Danbury Fair Mall(6)	163,677	168,037	5.71%	1,538	2023
Fashion District Philadelphia	194,602	194,602	4.56%	740	2024
Fashion Outlets of Chicago	299,314	299,274	4.61%	1,145	2031
Fashion Outlets of Niagara Falls USA	92,825	95,329	6.45%	727	2023
Freehold Raceway Mall(5)	398,794	398,711	3.94%	1,300	2029
Fresno Fashion Fair	324,155	324,056	3.67%	971	2026
Green Acres Commons(7)	125,066	124,875	4.08%	398	2023
Green Acres Mall(8)	241,863	246,061	3.94%	1,447	2023
Kings Plaza Shopping Center	536,185	535,928	3.71%	1,629	2030
Oaks, The(9)	168,208	176,721	5.49%	1,138	2024
Pacific View(10)	70,903	111,481	5.44%	328	2032
Queens Center	600,000	600,000	3.49%	1,744	2025
Santa Monica Place(11)	299,688	299,314	2.92%	666	2022
SanTan Village Regional Center	219,368	219,323	4.34%	788	2029
Towne Mall	19,063	19,320	4.48%	117	2022
Victor Valley, Mall of	114,879	114,850	4.00%	380	2024
Vintage Faire Mall	236,898	240,124	3.55%	1,256	2026
	$4,361,131	$4,423,554

(1)The mortgage notes payable also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs were $11,575 and $11,946 at June 30, 2022 and December 31, 2021, respectively.
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
(6)On September 15, 2020, the Company closed on a loan extension agreement for Danbury Fair Mall. Under the extension agreement, the original loan maturity date of October 1, 2020 was extended to April 1, 2021 and subsequently to October 1, 2021. The loan amount and interest rate remained unchanged following these extensions. On September 15, 2021, the Company further extended the loan maturity to July 1, 2022. The interest rate remained unchanged, and the Company repaid $10,000 of the outstanding loan balance at closing. On July 1, 2022, the Company further extended the loan maturity to July 1, 2023. The interest rate remained unchanged at 5.5%, and the Company repaid $10,000 of the outstanding loan balance at closing.
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
Total interest expense capitalized was $2,441 and $2,247 for the three months ended June 30, 2022 and 2021, respectively, and $4,292 and $3,709 for the six months ended June 30, 2022 and 2021, respectively.
The estimated fair value (Level 2 measurement) of mortgage notes payable at June 30, 2022 and December 31, 2021 was $4,025,925 and $4,261,429, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.
11. Bank and Other Notes Payable:
Bank and other notes payable consist of the following:
Credit Facility:
On April 14, 2021, the Company terminated its existing credit facility and entered into a new credit agreement, which provides for an aggregate $700,000 facility, including a $525,000 revolving loan facility that matures on April 14, 2023, with a one-year extension option, and a $175,000 term loan facility that matures on April 14, 2024. The revolving loan facility can be expanded up to $800,000, subject to receipt of lender commitments and other conditions. Concurrently with entering into the new credit agreement, the Company drew the $175,000 term loan facility in its entirety and drew $320,000 of the amount available under the revolving loan facility. Simultaneously with entering into the new credit agreement, the Company repaid $985,000 of debt, which included terminating and repaying all amounts outstanding under its prior revolving line of credit facility. All obligations under the facility are guaranteed unconditionally by the Company and are secured in the form of mortgages on certain wholly-owned assets and pledges of equity interests held by certain of the Company’s subsidiaries. The

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
11. Bank and Other Notes Payable: (Continued)
credit facility bears interest at LIBOR plus a spread of 2.25% to 3.25% depending on the Company’s overall leverage level. As of June 30, 2022, the borrowing rate was LIBOR plus 2.25%. As of June 30, 2022, borrowings under the facility were $86,000, less unamortized deferred finance costs of $11,036, for the revolving loan facility at a total interest rate of 5.21%. As of June 30, 2022, the Company's availability under the revolving loan facility for additional borrowings was $438,719. On September 20, 2021, the Company paid off the remaining balance outstanding on the term loan facility with proceeds from the sale of Tucson La Encantada (See Note 15—Dispositions). The estimated fair value (Level 2 measurement) of borrowings under the credit facility at June 30, 2022 was $84,900 for the revolving loan facility based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
As of June 30, 2022 and December 31, 2021, the Company was in compliance with all applicable financial loan covenants.
12. Financing Arrangement:
On September 30, 2009, the Company formed a joint venture whereby a third party acquired a 49.9% interest in Chandler Fashion Center, a 1,319,000 square foot regional shopping center in Chandler, Arizona, and Freehold Raceway Mall, a 1,553,000 square foot regional shopping center in Freehold, New Jersey (collectively referred to herein as "Chandler Freehold"). As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the formation of Chandler Freehold, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The Company accounts for its investment in Chandler Freehold as a financing arrangement. The fair value (Level 3 measurement) of the financing arrangement obligation at June 30, 2022 and December 31, 2021 was based upon a terminal capitalization rate of approximately 5.75%, a discount rate at June 30, 2022 and December 31, 2021 of 7.75% and 7.25%, respectively, and market rents per square foot of $35 to $105. The fair value of the financing arrangement obligation is sensitive to these significant unobservable inputs and a change in these inputs may result in a significantly higher or lower fair value measurement. Distributions to the partner, excluding distributions of excess loan proceeds, and changes in fair value of the financing arrangement obligation are recognized as interest (income) expense in the Company's consolidated statements of operations.
During the three and six months ended June 30, 2022 and 2021, the Company recognized interest expense in the Company's consolidated statements of operations in connection with the financing arrangement as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Distributions equal to the partner's share of net (loss) income	$(248)	$(1,193)	$249	$(2,425)
Distributions in excess of the partner's share of net income	1,899	5,586	6,861	9,000
Adjustment to fair value of financing arrangement obligation	7,241	(1,439)	9,785	(2,302)
	$8,892	$2,954	$16,895	$4,273
13. Noncontrolling Interests:
The Company allocates net income of the Operating Partnership based on the weighted average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 96% ownership interest in the Operating Partnership as of June 30, 2022 and December 31, 2021. The remaining 4% limited partnership interest as of June 30, 2022 and December 31, 2021 was owned by certain of the Company's executive officers and directors, certain of their affiliates and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the 10 trading days ending on the respective balance sheet date. Accordingly, as of June 30, 2022 and

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
13. Noncontrolling Interests: (Continued)
December 31, 2021, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $78,019 and $147,259, respectively.
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
During the six months ended June 30, 2022, the Company did not issue any shares of common stock under the March 2021 ATM Program. As of June 30, 2022, $151,699 remained available to be sold under the March 2021 ATM Program. Actual future sales will depend upon a variety of factors including, but not limited to, market conditions, the trading price of the Company’s common stock and the Company’s capital needs. The Company has no obligation to sell the remaining shares available for sale under the March 2021 ATM Program.
During the six months ended June 30, 2021, the Company issued 59,907,761 shares of common stock under the ATM Programs for aggregate gross proceeds of $808,492 and net proceeds of $791,425 after commissions and other transaction costs. In addition, under the ATM Programs, the Company sold additional common shares at the end of the quarter ending June 30, 2021 for aggregate gross proceeds of $14,927 and net proceeds of $14,629 after commissions, of which the shares settled and the proceeds were received in July 2021.
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
There were no repurchases under the Stock Buyback Program during the six months ended June 30, 2022 or 2021.
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

15. Dispositions: (Continued)
For the three and six months ended June 30, 2022, the Company sold various land parcels in separate transactions, resulting in gains on sale of land of $66 and $15,147, respectively. For the three and six months ended June 30, 2021, the Company sold various land parcels in separate transactions, resulting in gains on sale of land of $15,722 and $19,818, respectively. The Company used its share of the proceeds from these sales to pay down debt and for other general corporate purposes.
16. Commitments and Contingencies:
As of June 30, 2022, the Company was contingently liable for $40,997 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. As of June 30, 2022, $40,680 of these letters of credit were secured by restricted cash. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the relevant agreement. At June 30, 2022, the Company had $6,443 in outstanding obligations, which it believes will be settled in the next twelve months.
17. Related Party Transactions:
Certain unconsolidated joint ventures have engaged the Management Companies to manage the operations of the Centers. Under these arrangements, the Management Companies are reimbursed for compensation paid to on-site employees, leasing agents and project managers at the Centers, as well as insurance costs and other administrative expenses.
The following are fees charged to unconsolidated joint ventures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Management fees	$4,682	$3,986	$9,043	$7,803
Development and leasing fees	2,108	1,555	3,491	2,985
	$6,790	$5,541	$12,534	$10,788

Interest expense from related party transactions includes $8,892 and $2,954 for the three months ended June 30, 2022 and 2021, respectively, and $16,895 and $4,273 for the six months ended June 30, 2022 and 2021, respectively, in connection with the financing arrangement (See Note 12—Financing Arrangement).
Due from (to) affiliates includes $3,209 and $(327) of unreimbursed (prepaid) costs and fees from unconsolidated joint ventures due to (from) the Management Companies at June 30, 2022 and December 31, 2021, respectively.
18. Share and Unit-Based Plans:
Under the Long-Term Incentive Plan ("LTIP"), each award recipient is issued a form of operating partnership units ("LTIP Units") in the Operating Partnership or form of restricted stock units (together with the LTIP Units, the "LTI Units"). Upon the occurrence of specified events and subject to the satisfaction of applicable vesting conditions, LTIP Units (after conversion into OP Units) are ultimately redeemable for common stock of the Company, or cash at the Company's option, on a one-unit for one-share basis. LTI Units receive cash dividends based on the dividend amount paid on the common stock of the Company. The LTIP may include market-indexed awards, performance-based awards and service-based awards.
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
During the six months ended June 30, 2022, the Company granted the following LTI Units:

Grant Date	Units	Type	Fair Value per LTI Unit	Vest Date
1/1/2022	376,153	Service-based	$17.28	12/31/2024
1/1/2022	716,545	Performance-based	$15.77	12/31/2024
	1,092,698
The fair value of the service-based LTI Units was determined by the market price of the Company's common stock on the date of grant. The fair value (Level 3 measurement) of the performance-based LTI Units granted on January 1, 2022 was estimated on the date of grant using a Monte Carlo Simulation model that assumed a risk-free interest rate of 0.97% and an expected volatility of 70.83%.
The following table summarizes the activity of the non-vested LTI Units, phantom stock units and stock units:

	LTI Units		Phantom Stock Units		Stock Units
	Units	Value(1)	Units	Value(1)	Units	Value(1)
Balance at January 1, 2022	1,837,691	$14.14	—	$—	266,505	$19.05
Granted	1,092,698	16.29	53,660	14.89	200,280	13.53
Vested	(16,467)	29.86	(11,302)	15.62	(162,969)	19.86
Forfeited	—	—	—	—	—	—
Balance at June 30, 2022	2,913,922	$14.86	42,358	$14.69	303,816	$14.98

(1) Value represents the weighted average grant date fair value.
The following table summarizes the activity of the stock options outstanding:

	Stock Options
	Units	Value(1)
Balance at January 1, 2022	37,515	$54.34
Granted	—	—
Exercised	—	—
Balance at June 30, 2022	37,515	$54.34

(1) Value represents the weighted average exercise price.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
18. Share and Unit-Based Plans: (Continued)
The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
LTI Units	$4,717	$3,586	$9,402	$7,197
Stock units	576	652	1,867	1,979
Phantom stock units	91	94	177	187
	$5,384	$4,332	$11,446	$9,363
The Company capitalized share and unit-based compensation costs of $1,101 and $902 for the three months ended June 30, 2022 and 2021, respectively, and $2,294 and $1,903 for the six months ended June 30, 2022 and 2021, respectively. Unrecognized compensation costs of share and unit-based plans at June 30, 2022 consisted of $13,007 from LTI Units, $2,377 from stock units and $0 from phantom stock units.
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
The income tax provision of the TRSs are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Current	$—	$—	$—	$—
Deferred	670	(7,107)	(1,129)	(9,345)
Total benefit (expense)	$670	$(7,107)	$(1,129)	$(9,345)
The net operating loss ("NOL") carryforwards generated through the 2017 tax year are scheduled to expire through 2037, beginning in 2025. Pursuant to the Tax Cuts and Jobs Act of 2017, NOLs generated in 2018 and subsequent tax years are carried forward indefinitely. The Coronavirus Aid, Relief and Economic Security Act removed the 80% of taxable income limitation, imposed by the Tax Cuts and Jobs Act, for NOLs generated in 2018, 2019 and 2020. Net deferred tax assets of $22,690 and $23,406 were included in deferred charges and other assets, net at June 30, 2022 and December 31, 2021, respectively.
The Company is required to establish a valuation allowance for any portion of the deferred tax asset that the Company concludes is more likely than not to be unrealizable. The Company’s assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of June 30, 2022, the Company had no valuation allowance recorded.
The tax years 2018 through 2020 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next twelve months.
20. Subsequent Events:
On July 20, 2022, the Company announced a dividend/distribution of $0.15 per share for common stockholders and OP Unitholders of record on August 19, 2022. All dividends/distributions will be paid 100% in cash on September 8, 2022.

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
Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or the industry to differ materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, as well as global, national, regional and local economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of current and prospective tenants, anchor or tenant bankruptcies, closures, mergers or consolidations, lease rates, terms and payments, rising interest rates and inflation and its impact on the financial condition and results of operation of the Company and its tenants, availability, terms and cost of financing and operating expenses; adverse changes in the real estate markets including, among other things, competition from other companies, retail formats and technology, risks of real estate development and redevelopment (including rising inflation, supply chain disruptions and construction delays), acquisitions and dispositions; the continuing adverse impact of the novel coronavirus ("COVID-19") on the U.S., regional and global economies and the financial condition and results of operations of the Company and its tenants; the liquidity of real estate investments, governmental actions and initiatives (including legislative and regulatory changes); environmental and safety requirements; and terrorist activities or other acts of violence which could adversely affect all of the above factors. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results, including those made in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, as well as our other reports filed with the Securities and Exchange Commission (the "SEC"), which disclosures are incorporated herein by reference. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company does not intend, and undertakes no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P. (the "Operating Partnership"). As of June 30, 2022, the Operating Partnership owned or had an ownership interest in 44 regional town centers, five community/power shopping centers and two redevelopment properties. These 51 regional town centers, community/power shopping centers and redevelopment properties (which include any adjoining mixed-use improvements) consist of approximately 48 million square feet of gross leasable area ("GLA") and are referred to herein as the "Centers". The Centers consist of consolidated Centers ("Consolidated Centers") and unconsolidated joint venture Centers ("Unconsolidated Joint Venture Centers"), unless the context otherwise requires. The property management, leasing and redevelopment of the Company's portfolio is provided by the Company's seven management companies (collectively referred to herein as the "Management Companies"). The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Management Companies.
The following discussion is based primarily on the consolidated financial statements of the Company for the three and six months ended June 30, 2022 and 2021. It compares the results of operations for the three months ended June 30, 2022 to the results of operations for the three months ended June 30, 2021. It also compares the results of operations and cash flows for the six months ended June 30, 2022 to the results of operations and cash flows for the six months ended June 30, 2021.
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
For the three and six months ended June 30, 2022, the Company and certain joint venture partners sold various land parcels in separate transactions, resulting in the Company’s share of the gain on sale of land of $1.0 million and $12.3 million, respectively. The Company’s proceeds from these sales in the three and six months ended June 30, 2022 were $6.9 million and $27.3 million, respectively. The Company used its share of the proceeds from these sales to pay down debt and for other general corporate purposes.
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
On September 15, 2021, the Company further extended the loan maturity on Danbury Fair Mall to July 1, 2022. The interest rate remained unchanged at 5.5%, and the Company repaid $10.0 million of the outstanding loan balance at closing. The loan maturity was further extended in July 2022.
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
On May 6, 2022, the Company closed on a two-year extension for The Oaks loan to June 5, 2024, at a new fixed interest rate of 5.25%. The Company repaid $5.0 million of the outstanding loan balance at closing.
On July 1, 2022, the Company further extended the loan maturity on Danbury Fair Mall to July 1, 2023. The interest rate remained unchanged at 5.5%, and the Company repaid $10.0 million of the outstanding loan balance at closing.
Redevelopment and Development Activities:
The Company's joint venture with Hudson Pacific Properties is redeveloping One Westside into 584,000 square feet of creative office space and 96,000 square feet of dining and entertainment space. The entire creative office space has been leased to Google and is expected to be completed in the third quarter of 2022. During the fourth quarter of 2021, the joint venture delivered the office space to Google for tenant improvement work, which Google has commenced. The total cost of the project is estimated to be between $500.0 million and $550.0 million, with $125.0 million to $137.5 million estimated to be the Company's pro rata share. The Company has incurred $118.7 million of the total $474.9 million incurred by the joint venture as of June 30, 2022. The joint venture expects to fund the remaining costs of the development with its $414.6 million construction loan.
The Company has a 50/50 joint venture with Simon Property Group, which was initially formed to develop Los Angeles Premium Outlets, a premium outlet center in Carson, California. The Company has funded $40.6 million of the total $81.2 million incurred by the joint venture as of June 30, 2022.
In connection with the closures and lease rejections of several Sears stores owned or partially owned by the Company, the Company anticipates spending between $130.0 million to $160.0 million at the Company’s pro rata share to redevelop the Sears stores. The anticipated openings of such redevelopments are expected to occur over several years. The estimated range of redevelopment costs could increase if the Company or its joint venture decides to expand the scope of the redevelopments. The Company has funded $42.7 million at its pro rata share as of June 30, 2022.
Other Transactions and Events:
In March 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. As a result, all of the markets that the Company operates in were subject to stay-at-home orders, and the majority of its properties were temporarily closed in part or completely. Following staggered re-openings during 2020, all Centers have been open and operating since October 7, 2020. As of the date of this Quarterly Report on Form 10-Q, government-imposed capacity restrictions resulting from COVID-19 have been essentially eliminated across the Company's markets. Although overall fundamentals at the Centers continued to improve during 2021 and into the first half of 2022, the Company expects that its results will continue to be negatively impacted for the remainder of 2022 due, in part, to the continued impact of the COVID-19 pandemic, which has resulted in reduced occupancy relative to pre-COVID levels and additional Anchor closures, among other factors.
The Company declared a cash dividend of $0.15 per share of its common stock for each quarter in the year ended December 31, 2021 and for the first and second quarters of 2022. On July 20, 2022, the Company declared a third quarter cash dividend of $0.15 per share of its common stock, which will be paid on September 8, 2022 to stockholders of record on August 19, 2022. The dividend amount will be reviewed by the Board on a quarterly basis.
In connection with the commencement of separate "at the market" offering programs, on each of February 1, 2021 and March 26, 2021, which are referred to as the "February 2021 ATM Program" and the "March 2021 ATM Program," respectively, and collectively as the "ATM Programs," the Company entered into separate equity distribution agreements with certain sales agents pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500 million under each of the February 2021 ATM Program and the March 2021 ATM Program, or a total of $1 billion under the ATM Programs. As of June 30, 2022, the Company had approximately $151.7 million of gross sales of its common stock available under the March 2021 ATM Program. The February 2021 ATM Program was fully utilized as of June 30, 2021 and is no longer active.
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
For the comparison of the three and six months ended June 30, 2022 to the three and six months ended June 30, 2021, the Disposition Properties are Paradise Valley Mall and Tucson La Encantada.
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
During the second quarter of 2022, comparable tenant sales for spaces less than 10,000 square feet across the portfolio increased by 2.2% relative to the second quarter of 2021 and 16.8% relative to pre-COVID sales during the second quarter of 2019. The leased occupancy rate of 91.8% at June 30, 2022 represented a 2.4% increase from 89.4% at June 30, 2021 and a 0.5% sequential increase compared to the 91.3% occupancy rate at March 31, 2022. Releasing spreads increased as the Company executed leases at an average rent of $57.58 for new and renewal leases executed compared to $57.23 on leases expiring, resulting in a releasing spread increase of $0.35 per square foot, or 0.6%, for the trailing twelve months ended June 30, 2022.
The Company continues to renew or replace leases that are scheduled to expire in 2022, however, for a variety of factors, the Company cannot be certain of its ability to sign, renew or replace leases expiring in 2022 or beyond. The remaining 2022 lease expirations continue to be an important focal point for the Company. As of June 30, 2022, the Company has executed leases or commitments from retailers that are in lease documentation for 71% of the leased space expiring in 2022, and another 22% of such expiring space is in the letter of intent stage. Excluding those leases, the remaining leases expiring in 2022, which represent approximately 145,000 square feet of the Centers, are in the prospecting stage.
During the quarter ended June 30, 2022, the Company signed 94 new leases and 180 renewal leases comprising approximately 1.2 million square feet of GLA. The average tenant allowance was $18.79 per square foot.
Outlook
The Company has a long-term four-pronged business strategy that focuses on the acquisition, leasing and management, redevelopment and development of regional town centers. Although fundamentals at the Centers continued to improve during 2021 and into the first half of 2022, the Company expects that its results will continue to be negatively impacted for the remainder of 2022 due, in part, to the continued impact of the COVID-19 pandemic, which has resulted in reduced occupancy relative to pre-COVID levels and additional Anchor closures, among other factors.
All Centers have been open and operating since October 7, 2020. As of the date of this Quarterly Report on Form 10-Q, government-imposed capacity restrictions resulting from COVID-19 have been essentially eliminated across the Company’s markets. The Company experienced a positive impact to its leasing revenue during the three months ended June 30, 2022 as leasing revenue increased by approximately 4.15% compared to the three months ended June 30, 2021. This increase includes the joint ventures at the Company’s share and excludes the Disposition Properties and The Shops at Northbridge, at the Company’s share (See “Dispositions” above). This increase was primarily due to decreases in retroactive rent abatements incurred in the second quarter of 2022 compared to the second quarter of 2021 and increases in lease termination income, which were partially offset by decreases in straight-line rent revenue and lower recovery from bad debt reserves compared to the second quarter of 2021.
Sales and traffic at the Company’s Centers continued to improve during the second quarter of 2022. Traffic levels during the second quarter of 2022 continued to range in the mid 90%’s relative to the pre-pandemic second quarter of 2019 and although the Company experienced high customer conversion rates, sales increased at a more modest pace than the double-digit tenant sales growth from 2021 and early 2022. Comparable tenant sales from spaces less than 10,000 square feet across the portfolio increased by 2.2% and 16.8% relative to the second quarter of 2021 and the pre-COVID sales during the second quarter of 2019, respectively. Portfolio tenant sales per square foot for spaces less than 10,000 square feet for the trailing twelve months ended June 30, 2022 were $860, which represents a record high for the Company for the second quarter in a row.
During the second quarter of 2022, the Company signed 274 new and renewal leases for approximately 1.2 million square feet, compared to 216 leases and 686,000 square feet signed during the second quarter of 2021.

The Company believes that diversity of use within its tenant base will be a prominent internal growth catalyst at its Centers going forward, as new uses enhance the productivity and diversity of the tenant mix and have the potential to significantly increase customer traffic at the applicable Centers. During the quarter ended June 30, 2022, the Company signed deals for new stores with new-to-Macerich portfolio uses for over 82,000 square feet, with another 279,000 square feet of such new-to-Macerich portfolio leases currently in negotiation as of the date of this Quarterly Report on Form 10-Q.
As of June 30, 2022, the leased occupancy rate was 91.8%, a 2.4% increase compared to the leased occupancy rate at June 30, 2021 of 89.4%.
The Company’s rent collections for the first half of 2022 have been comparable to pre-COVID-19 levels for the same period. The Company previously completed its negotiations with national and local tenants to secure rental payments. Those negotiations resulted in the Company entering into lease amendments which granted significant rental assistance in the form of rent deferral and/or rent reduction. Many of the Company’s leases contain co-tenancy clauses. Certain Anchor or small tenant closures have become permanent, whether caused by the pandemic, or otherwise, and co-tenancy clauses within certain leases may be triggered as a result. The Company does not anticipate that the negative impact of such clauses on lease revenue will be significant.
During the year ended December 31, 2021, the Company incurred $47.6 million of rent abatements at the Company’s share relating primarily to 2020 rents as a result of COVID-19 and negotiated $4.6 million of rent deferrals during the year ended December 31, 2021 at the Company’s share. During the six months ended June 30, 2022, the Company incurred less than $1.1 million of rent abatements at the Company’s share compared to $44.3 million for the six months ended June 30, 2021 which related primarily to 2020 rents as a result of COVID-19. The Company negotiated $4.3 million of rent deferrals during the three months ended June 30, 2021 at the Company’s share compared to less than $0.1 million of rent deferrals during the three months ended June 30, 2022. As of June 30, 2022, $3.4 million of the rent deferrals remain outstanding, with $1.2 million scheduled to be repaid during the remainder of 2022 and the balance scheduled for repayment in 2023 and thereafter.
During 2021, the pace of bankruptcy filings involving the Company’s tenants decreased substantially as compared to 2020, with ten bankruptcy filings, totaling 62 leases and involving approximately 369,000 square feet and $11.9 million of annual leasing revenue at the Company’s share. This included two leases totaling 139,000 square feet with a single department store retailer that quickly emerged from bankruptcy and assumed both of its leases with the Company. Excluding this department store retailer, bankruptcy filings during 2021 only involved approximately 230,000 square feet. The Company continues to expect that the pace of bankruptcy filings in 2022 will be low. Year-to-date in 2022, there has only been one bankruptcy filing involving a single tenant of the Company involving approximately 3,000 square feet of leased space.
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
The Company has successfully secured all requested extensions from both balance sheet lenders and CMBS lenders/servicers spanning nine loan extensions totaling over $1.6 billion of debt since September 2020, including the following refinancing and extensions in 2022. On February 2, 2022, the Company’s joint venture in FlatIron Crossing replaced the existing $197 million loan on the property with a new $175 million loan that bears interest at SOFR plus 3.70% and matures on February 9, 2025, including extension options. On April 29, 2022, the Company closed on a new $72 million loan at Pacific View with a fixed rate of 5.29% that matures on May 6, 2032. On May 6, 2022, the Company closed on a two-year extension of the loan on The Oaks to June 5, 2024. The loan will now bear a fixed interest rate of 5.25%, and the Company repaid $5.0 million of the outstanding loan balance at closing. Additionally, on July 1, 2022, the Company extended the loan maturity on Danbury Fair Mall to July 1, 2023. The interest rate remained unchanged at 5.5%, and the Company repaid $10.0 million of the outstanding loan balance at closing (See “—Financing Activities” in Management’s Overview and Summary).
Rising interest rates are increasing the cost of the Company’s borrowings due to its outstanding floating-rate debt and have led to higher interest rates on new fixed-rate debt. The Company expects to incur increased interest expense from the refinancing or extension of loans that may currently carry below-market interest rates. In certain cases, the Company may limit its exposure to interest rate fluctuations related to a portion of its floating-rate debt by using interest rate cap and swap agreements. Such agreements, subject to current market conditions, allow the Company to replace floating-rate debt with fixed-rate debt in order to achieve its desired ratio of floating-rate to fixed-rate debt. However, any interest rate cap or swap agreements that the Company enters into may not be effective in reducing its exposure to interest rate changes. For example, the Company’s prior swap agreements, which expired on September 30, 2021, resulted in increases in interest expense in 2021.

Comparison of Three Months Ended June 30, 2022 and 2021
Revenues:
Leasing revenue decreased by $8.4 million, or 4.3%, from 2021 to 2022. The decrease in leasing revenue is attributed to decreases of $5.5 million from the Same Centers and $2.9 million from the Disposition Properties. Leasing revenue includes the amortization of above and below-market leases, the amortization of straight-line rents, lease termination income, percentage rent and the recovery of bad debts. The amortization of above and below-market leases was $0.6 million for both 2021 and 2022. The amortization of straight-line rents decreased from $6.0 million in 2021 to $(0.5) million in 2022. Lease termination income decreased from $5.2 million in 2021 to $0.6 million in 2022. Percentage rent decreased from $10.3 million in 2021 to $6.9 million in 2022. Recovery of bad debts decreased from $9.1 million in 2021 to $1.4 million in 2022.
Other income decreased from $11.9 million in 2021 to $8.1 million in 2022. This decrease is primarily due to the Disposition Properties.
Management Companies' revenue increased from $6.6 million in 2021 to $7.4 million in 2022.
Shopping Center and Operating Expenses:
Shopping center and operating expenses increased $2.1 million, or 3.1%, from 2021 to 2022. The increase in shopping center and operating expenses is attributed to increases of $3.2 million from the Same Centers offset in part by a decrease of $1.1 million from the Disposition Properties.
Leasing Expenses:
Leasing expenses increased from $6.6 million in 2021 to $8.1 million in 2022 due to an increase in compensation expense.
Management Companies' Operating Expenses:
Management Companies' operating expenses increased $2.7 million from 2021 to 2022 due to an increase in compensation expense.
REIT General and Administrative Expenses:
REIT general and administrative expenses decreased $0.2 million from 2021 to 2022 primarily due to a decrease in consulting expense.
Depreciation and Amortization:
Depreciation and amortization decreased $5.2 million from 2021 to 2022. The decrease in depreciation and amortization is attributed to a decrease of $3.8 million from the Same Centers and $1.4 million from the Disposition Properties.
Interest Expense:
Interest expense decreased $1.7 million from 2021 to 2022. The decrease in interest expense is attributed to decreases of $6.5 million from lower outstanding balances on the Company's revolving line of credit, $0.4 million from the Same Centers and $0.7 million from the Disposition Properties offset in part by an increase of $5.9 million from the financing arrangement (See Note 12—Financing Arrangement in the Company's Notes to the Consolidated Financial Statements). The increase in interest expense from the financing arrangement is primarily due to the change in fair value of the underlying properties and the mortgage notes payable on the underlying properties.
Equity in Income of Unconsolidated Joint Ventures:
Equity in income of unconsolidated joint ventures decreased $13.7 million from 2021 to 2022. The decrease in equity in income of unconsolidated joint ventures is primarily due to a decrease in other income related to mark-to-market valuation adjustments on investments in 2021 compared to 2022.
Loss on Sale or Write Down of Assets, net:
The loss on sale or write down of assets, net decreased $2.8 million from 2021 to 2022 primarily due to lower impairment charges in 2022 compared to 2021 and a decrease in gains from land sales in 2022 compared to 2021.

Net Loss:
Net loss increased $13.6 million from 2021 to 2022. The increase in net loss is primarily due to the variances noted above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold decreased 19.4% from $127.6 million in 2021 to $102.9 million in 2022. For a reconciliation of net loss attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders—diluted, and FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold—diluted, see "Funds From Operations ("FFO")" below.
Comparison of Six Months Ended June 30, 2022 and 2021
Revenues:
Leasing revenue increased by $15.5 million, or 4.1%, from 2021 to 2022. The increase in leasing revenue is attributed to an increase of $22.8 million from the Same Centers offset in part by a decrease of $7.3 million from the Disposition Properties. Leasing revenue includes the amortization of above and below-market leases, the amortization of straight-line rents, lease termination income, percentage rent and the recovery of bad debts. The amortization of above and below-market leases increased from $1.0 million in 2021 to $1.2 million in 2022. Straight-line rents decreased from $10.8 million in 2021 to $(2.5) million in 2022. Lease termination income increased from $8.1 million in 2021 to $12.4 million in 2022. Percentage rent decreased from $17.2 million in 2021 to $15.5 million in 2022. Recovery of bad debts decreased from $5.9 million in 2021 to $0.9 million in 2022.
Other revenue decreased from $17.2 million in 2021 to $14.4 million in 2022. This decrease is primarily due to income related to the Disposition Properties.
Management Companies' revenue increased from $12.2 million in 2021 to $13.8 million in 2022 due to an increase in management fees.
Shopping Center and Operating Expenses:
Shopping center and operating expenses decreased $1.2 million, or 0.8%, from 2021 to 2022. The decrease in shopping center and operating expenses is attributed to a decrease of $2.8 million from the Disposition Properties offset in part by an increase of $1.6 million from the Same Centers.
Leasing Expenses:
Leasing expenses increased from $11.8 million in 2021 to $15.8 million in 2022 due to an increase in compensation expense.
Management Companies' Operating Expenses:
Management Companies' operating expenses increased $4.8 million from 2021 to 2022 due to an increase in compensation expense.
REIT General and Administrative Expenses:
REIT general and administrative expenses decreased $1.5 million from 2021 to 2022 primarily due to a decrease in consulting expense.
Depreciation and Amortization:
Depreciation and amortization decreased $10.7 million from 2021 to 2022. The decrease in depreciation and amortization is attributed to decreases of $6.2 million from the Same Centers and $4.5 million from the Disposition Properties.
Interest Expense:
Interest expense decreased $3.8 million from 2021 to 2022. The decrease in interest expense was attributed to a decrease of $14.4 million from lower outstanding balances on the Company's revolving line of credit, $1.5 million from the Disposition Properties and $0.5 million from the Same Centers offset in part by an increase of $12.6 million from the financing arrangement discussed in Note 12 in the Company's Notes to the Consolidated Financial Statements. The increase in interest expense from the financing arrangement is primarily due to the change in fair value of the underlying properties and the mortgage notes payable on the underlying properties.
Equity in (Loss) Income of Unconsolidated Joint Ventures:
Equity in (loss) income of unconsolidated joint ventures decreased $44.7 million from 2021 to 2022. The decrease in equity in (loss) income of unconsolidated joint ventures is primarily due to the write-down of assets as a result of the reduction in the estimated holding periods of certain properties.
Gain (Loss) on Sale or Write Down of Assets, net:
Gain (loss) on sale or write down of assets, net increased from a loss of $25.2 million in 2021 to a gain of $5.4 million in 2022. The increase is primarily due to the impairment and loss on sale of $41.6 million on Estrella Falls in 2021 offset in part by the gain on sale of Paradise Valley Mall of $4.2 million in 2021 and land sales gain of $20.4 million in 2021 compared to land sales gain of $15.2 million in 2022.
Net Loss:
Net loss decreased $16.8 million from 2021 to 2022. The decrease in net loss is primarily due to the variances noted above.
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold increased 5.9% from $203.1 million in 2021 to $215.2 million in 2022. For a reconciliation of net loss attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders—diluted, and FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold—diluted, see "Funds From Operations ("FFO")" below.
Operating Activities:
Cash provided by operating activities increased $2.4 million from 2021 to 2022. The increase is primarily due to the changes in assets and liabilities and the results, as discussed above.
Investing Activities:
Cash provided by investing activities decreased $53.8 million from 2021 to 2022. The decrease in cash provided by investing activities is primarily attributed to a decrease in proceeds from the sale of assets of $119.0 million offset in part by increases in distributions from unconsolidated joint ventures of $24.9 million, proceeds from collection of receivable in connection with sale of joint venture property of $21.0 million and decreases of contributions to unconsolidated joint ventures of $7.6 million.
Financing Activities:
Cash used in financing activities decreased $0.3 billion from 2021 to 2022. The decrease in cash used in financing activities is primarily due to the decrease in payments on mortgages, bank and other notes payable of $1.5 billion offset by proceeds received from sales of common shares under the ATM Programs of $791.5 million and proceeds from mortgages, bank and other notes payable of $470.0 million.
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

Uses of Capital
The following tables summarize capital expenditures incurred at the Centers (at the Company's pro rata share):

	For the Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Consolidated Centers:
Acquisitions of property, building improvement and equipment	$5,981	$7,285
Development, redevelopment, expansions and renovations of Centers	23,519	22,764
Tenant allowances	10,618	8,141
Deferred leasing charges	791	1,427
	$40,909	$39,617
Joint Venture Centers:
Acquisitions of property, building improvement and equipment	$4,102	$3,365
Development, redevelopment, expansions and renovations of Centers	27,679	24,585
Tenant allowances	8,962	3,949
Deferred leasing charges	1,700	1,408
	$42,443	$33,307

The Company expects amounts to be incurred during the next twelve months for tenant allowances and deferred leasing charges to be less than or comparable to 2021. The Company expects to incur approximately $80.0 million to $90.0 million during the remainder of 2022 for development, redevelopment, expansion and renovations. This includes the Company's share of the development costs of One Westside of approximately $12.0 million, which is fully funded by a non-recourse construction facility. Capital for these expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of cash on hand, debt or equity financings, which are expected to include borrowings under the Company's line of credit, from property financings and construction loans, each to the extent available.
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
On each of February 1, 2021 and March 26, 2021, the Company registered a separate "at the market" offering program, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500 million under each ATM Program, or a total of $1.0 billion under the ATM Programs, in amounts and at times to be determined by the Company. The February 2021 ATM Program was fully utilized as of June 30, 2021 and is no longer active. During the three and six months ended June 30, 2022, no shares were issued under the March 2021 ATM Program. As of June 30, 2022, the Company had approximately $151.7 million of gross sales of its common stock available under the March 2021 ATM Program.
The capital and credit markets can fluctuate and, at times, limit access to debt and equity financing for companies. The Company has been able to access capital; however, there is no assurance the Company will be able to do so in future periods or on similar terms and conditions. Many factors impact the Company's ability to access capital, such as its overall debt level, interest rates, interest coverage ratios, prevailing market conditions and the impact of COVID-19. The Company expects to incur increased interest expense from the refinancing or extension of loans that may currently carry below-market interest rates. In addition, increases in the Company's proportion of floating rate debt will cause it to be subject to interest rate fluctuations in the future.
The Company's total outstanding loan indebtedness, which includes mortgages and other notes payable, at June 30, 2022 was $6.86 billion (consisting of $4.44 billion of consolidated debt, less $0.46 billion of noncontrolling interests, plus $2.88 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand.
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
As of June 30, 2022, one of the Company’s joint ventures had $50.0 million of debt that could become recourse to the Company should the joint venture be unable to discharge the obligation of the related debt.
Additionally, as of June 30, 2022, the Company was contingently liable for $41.0 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. As of June 30, 2022, $40.7 million of these letters of credit were secured by restricted cash. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has successfully secured all requested extensions from both balance sheet lenders and CMBS lenders/servicers spanning nine loan extensions totaling over $1.6 billion of debt since September 2020, including the following refinancing and extensions in 2022. On February 2, 2022, the Company’s joint venture in FlatIron Crossing replaced the existing $197 million loan on the property with a new $175 million loan that bears interest at SOFR plus 3.70% and matures on February 9, 2025, including extension options. On April 29, 2022, the Company closed on a new $72 million loan at Pacific View with a fixed rate of 5.29% that matures on May 6, 2032. On May 6, 2022, the Company closed on a two-year extension of the loan on The Oaks to June 5, 2024. The loan will now bear a fixed interest rate of 5.25%, and the Company repaid $5.0 million of the outstanding balance at closing. Additionally, on July 1, 2022, the Company extended the loan maturity on Danbury Fair Mall to July 1, 2023. The interest rate remained unchanged at 5.5%, and the Company repaid $10.0 million of the outstanding loan balance at closing.
The Company has a $700 million credit facility, including a $525 million revolving loan facility that matures on April 14, 2023, with a one-year extension option, and a $175 million term loan facility that matures on April 14, 2024. The revolving loan facility can be expanded up to $800 million, subject to receipt of lender commitments and other conditions. All obligations under the credit facility are guaranteed unconditionally by the Company and are secured in the form of mortgages on certain wholly-owned assets and pledges of equity interests held by certain of the Company’s subsidiaries. The credit facility bears interest at LIBOR plus a spread of 2.25% to 3.25% depending on Company’s overall leverage level. As of June 30, 2022, the borrowing rate was LIBOR plus 2.25%. As of June 30, 2022, borrowings under the credit facility were $86.0 million less unamortized deferred finance costs of $11.0 million for the revolving loan facility at a total interest rate of 5.21%. As of June 30, 2022, the Company’s availability under the revolving loan facility for additional borrowings was $438.7 million.
Cash dividends and distributions for the six months ended June 30, 2022 were $76.7 million, which were funded by operations.
At June 30, 2022, the Company was in compliance with all applicable loan covenants under its agreements.
At June 30, 2022, the Company had cash and cash equivalents of $106.4 million.

Material Cash Commitments:
The following is a schedule of material cash commitments as of June 30, 2022 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Cash Commitments	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)(1)	$5,175,862	$1,040,506	$1,739,771	$690,717	$1,704,868
Lease obligations(2)	189,350	12,197	34,045	22,574	120,534
	$5,365,212	$1,052,703	$1,773,816	$713,291	$1,825,402
__________________________________________________________
(1)Interest payments on floating rate debt were based on rates in effect at June 30, 2022.
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
The following reconciles net loss attributable to the Company to FFO and FFO—diluted attributable to common stockholders and unit holders-basic and diluted, excluding financing expense in connection with Chandler Freehold for the three and six months ended June 30, 2022 and 2021 (dollars and shares in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net loss attributable to the Company	$(15,384)	$(11,765)	$(52,566)	$(75,369)
Adjustments to reconcile net loss attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted:
Noncontrolling interests in the Operating Partnership	(622)	87	(2,122)	(4,269)
Loss (gain) on sale or write down of assets, net—consolidated assets	1,091	3,927	(5,362)	25,210
Add: noncontrolling interests share of gain on sale or write down of assets—consolidated assets	22	5,902	4,443	5,855
Add: gain on sale of undepreciated assets—consolidated assets	66	15,722	15,147	19,818
Less: noncontrolling interests share of gain of undepreciated assets—consolidated assets	—	(4,894)	(4,422)	(6,085)
Loss on write-down of non-real estate assets—consolidated assets	—	(1,000)	(2,000)	(2,200)
(Gain) loss on sale or write down of assets—unconsolidated joint ventures, net(1)	(845)	106	28,982	79
Add: gain on sale of undepreciated assets—unconsolidated joint ventures(1)	956	—	1,555	—
Depreciation and amortization—consolidated assets	72,458	77,630	145,314	156,026
Less: noncontrolling interests in depreciation and amortization—consolidated assets	(6,480)	(5,085)	(14,293)	(9,160)
Depreciation and amortization—unconsolidated joint ventures(1)	45,162	46,126	89,563	93,232
Less: depreciation on personal property	(2,714)	(3,309)	(5,664)	(6,687)
FFO attributable to common stockholders and unit holders—basic and diluted	93,710	123,447	198,575	196,450
Financing expense in connection with Chandler Freehold	9,140	4,147	16,646	6,698
FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold—basic and diluted	$102,850	$127,594	$215,221	$203,148
Weighted average number of FFO shares outstanding for:
FFO attributable to common stockholders and unit holders—basic(2)	223,649	215,576	223,576	192,633
Adjustments for impact of dilutive securities in computing FFO—diluted:
Share and unit based compensation plans	—	—	—	—
Weighted average number of FFO shares outstanding for FFO attributable to common stockholders and unit holders—basic and diluted(2)	223,649	215,576	223,576	192,633
(1)     Unconsolidated joint ventures are presented at the Company's pro rata share.
(2)     Calculated based upon basic net income as adjusted to reach basic FFO. Includes 8.7 million and 9.8 million of OP Units outstanding for the three months ended June 30, 2022 and 2021, respectively, and 8.7 million and 10.3 million of OP Units outstanding for the six months ended June 30, 2022 and 2021, respectively.
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
The following table sets forth information as of June 30, 2022 concerning the Company's long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the twelve months ending June 30,
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long-term debt:
Fixed rate	$449,501	$251,620	$979,227	$217,473	$326,066	$1,528,895	$3,752,782	$3,423,190
Average interest rate	4.30%	5.43%	3.71%	3.50%	3.59%	4.05%	4.01%
Floating rate	430,320	275,602	—	—	—	—	705,922	687,635
Average interest rate	3.02%	4.39%	—%	—%	—%	—%	3.56%
Total debt—Consolidated Centers	$879,821	$527,222	$979,227	$217,473	$326,066	$1,528,895	$4,458,704	$4,110,825
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long-term debt (at Company's pro rata share):
Fixed rate	$673,581	$367,756	$32,742	$549,311	$110,060	$953,209	$2,686,659	$2,490,598
Average interest rate	3.51%	4.08%	3.95%	3.83%	3.96%	3.90%	3.82%
Floating rate	—	11,500	156,929	—	32,500	—	200,929	186,482
Average interest rate	—%	2.91%	3.74%	—%	5.27%	—%	3.94%
Total debt—Unconsolidated Joint Venture Centers	$673,581	$379,256	$189,671	$549,311	$142,560	$953,209	$2,887,588	$2,677,080

The Consolidated Centers' total fixed rate debt at each of June 30, 2022 and December 31, 2021 was $3.8 billion. The average interest rate on the fixed rate debt at June 30, 2022 and December 31, 2021 was 4.01% and 3.94%, respectively. The Consolidated Centers' total floating rate debt at June 30, 2022 and December 31, 2021 was $705.9 million and $738.9 million, respectively. The average interest rate on the floating rate debt at June 30, 2022 and December 31, 2021 was 3.56% and 2.61%, respectively.
The Company's pro rata share of the unconsolidated joint venture Centers' fixed rate debt at June 30, 2022 and December 31, 2021 was $2.7 billion and $2.8 billion, respectively. The average interest rate on the fixed rate debt at June 30, 2022 and December 31, 2021 was 3.82% and 3.83%, respectively. The Company's pro rata share of the unconsolidated joint venture Centers' floating rate debt at June 30, 2022 and December 31, 2021 was $200.9 million and $104.3 million, respectively. The average interest rate on the floating rate debt at June 30, 2022 and December 31, 2021 was 3.94% and 2.60%, respectively.
The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value. Interest rate cap agreements offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements effectively replace a floating rate on the notional amount with a fixed rate as noted above. As of June 30, 2022, the Company had three interest rate cap agreements in place (See Note 4—Investments in Unconsolidated Joint Ventures and Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements).

In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $9.1 million per year based on $0.9 billion of floating rate debt outstanding at June 30, 2022.
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
The LIBOR benchmark has been the subject of national, international and other regulatory guidance and proposals for reform and replacement, with most LIBOR settings relevant to the Company not expected to be published after June 30, 2023. As a result, any of the Company's LIBOR-based borrowings that extend beyond such date will need to be converted to a replacement rate. If a contract is not transitioned to an alternative variable rate and LIBOR is discontinued, the impact is likely to vary by contract. As of June 30, 2022, each of the agreements governing the Company's variable rate debt provides for the replacement of LIBOR if it becomes unavailable during the term of such agreement.
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
Item 4.    Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of June 30, 2022, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
On April 28, 2022 and June 23, 2022, the Company, as general partner of the Operating Partnership, issued 28,735 and 5,816 shares of common stock of the Company, respectively, upon the redemption of 34,551 common partnership units of the Operating Partnership. These shares of common stock were issued in private placements to two limited partners of the Operating Partnership, each an accredited investor, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2022 to April 30, 2022	—	$—	—	$278,707,048
May 1, 2022 to May 31, 2022	—	—	—	$278,707,048
June 1, 2022 to June 30, 2022	—	—	—	$278,707,048
Total	—	$—	—
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

THE MACERICH COMPANY
		By:	/s/ SCOTT W. KINGSMORE
Scott W. Kingsmore
Senior Executive Vice President, Treasurer and Chief Financial Officer
Date:	August 8, 2022		(Principal Financial Officer)