Form 10-Q
period 2022-09-30
MACERICH CO
filed 2022-11-07
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
Number of shares outstanding as of November 4, 2022 of the registrant's common stock, par value $0.01 per share: 214,784,758 shares

THE MACERICH COMPANY
FORM 10-Q

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS:
Property, net	$6,164,795	$6,284,206
Cash and cash equivalents	109,991	112,454
Restricted cash	54,984	54,517
Tenant and other receivables, net	170,353	211,361
Right-of-use assets, net	129,025	110,638
Deferred charges and other assets, net	226,341	254,908
Due from affiliates	9,168	—
Investments in unconsolidated joint ventures	1,204,153	1,317,571
Total assets	$8,068,810	$8,345,655
LIABILITIES AND EQUITY:
Mortgage notes payable	$4,259,503	$4,423,554
Bank and other notes payable	91,541	104,811
Accounts payable and accrued expenses	65,929	59,228
Due to affiliates	—	327
Lease liabilities	97,679	80,711
Other accrued liabilities	315,393	254,279
Distributions in excess of investments in unconsolidated joint ventures	126,795	127,608
Financing arrangement obligation	133,825	118,988
Total liabilities	5,090,665	5,169,506
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized at September 30, 2022 and December 31, 2021, and 215,146,141 and 214,797,057 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	2,150	2,147
Additional paid-in capital	5,505,307	5,488,440
Accumulated deficit	(2,608,239)	(2,443,696)
Accumulated other comprehensive income (loss)	13	(24)
Total stockholders' equity	2,899,231	3,046,867
Noncontrolling interests	78,914	129,282
Total equity	2,978,145	3,176,149
Total liabilities and equity	$8,068,810	$8,345,655
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Leasing revenue	$195,594	$197,135	$587,596	$573,657
Other	7,503	8,215	21,911	25,391
Management Companies	7,607	6,787	21,432	18,986
Total revenues	210,704	212,137	630,939	618,034
Expenses:
Shopping center and operating expenses	74,694	70,696	217,342	214,506
Leasing expenses	8,704	6,200	24,463	18,003
Management Companies' operating expenses	16,553	14,601	51,242	44,465
REIT general and administrative expenses	6,779	7,599	20,082	22,365
Depreciation and amortization	72,739	75,465	218,053	231,491
	179,469	174,561	531,182	530,830
Interest expense (income):
Related parties	6,473	(7,708)	23,368	(3,435)
Other	46,157	48,044	134,312	152,581
	52,630	40,336	157,680	149,146
Loss on extinguishment of debt	—	1,007	—	1,007
Total expenses	232,099	215,904	688,862	680,983
Equity in income (loss) of unconsolidated joint ventures	6,322	(1,733)	(16,422)	20,212
Income tax benefit (expense)	166	(107)	(963)	(9,452)
Gain on sale or write down of assets, net	1,405	118,566	6,767	93,356
Net (loss) income	(13,502)	112,959	(68,541)	41,167
Less: net income (loss) attributable to noncontrolling interests	1,691	6,257	(784)	9,834
Net (loss) income attributable to the Company	$(15,193)	$106,702	$(67,757)	$31,333
(Loss) income per common share—attributable to common stockholders:
Basic	$(0.07)	$0.50	$(0.32)	$0.16
Diluted	$(0.07)	$0.50	$(0.32)	$0.16
Weighted average number of common shares outstanding:
Basic	215,134,000	213,214,000	214,982,000	192,717,000
Diluted	215,134,000	213,214,000	214,982,000	192,717,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(13,502)	$112,959	$(68,541)	$41,167
Other comprehensive (loss) income:
Interest rate cap/swap agreements	(3)	2,775	37	8,208
Comprehensive (loss) income	(13,505)	115,734	(68,504)	49,375
Less: net income (loss) attributable to noncontrolling interests	1,691	6,257	(784)	9,834
Comprehensive (loss) income attributable to the Company	$(15,196)	$109,477	$(67,720)	$39,541
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)
Three Months Ended September 30, 2022 and 2021

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at July 1, 2022	215,113,342	$2,150	$5,500,101	$(2,560,793)	$16	$2,941,474	$114,919	$3,056,393
Net (loss) income	—	—	—	(15,193)	—	(15,193)	1,691	(13,502)
Interest rate cap agreement	—	—	—	—	(3)	(3)	—	(3)
Amortization of share and unit-based plans	21,772	—	5,369	—	—	5,369	—	5,369
Stock offerings, net	—	—	(32)	—	—	(32)	—	(32)
Distributions paid ($0.15 per share)	—	—	—	(32,253)	—	(32,253)	—	(32,253)
Distributions to noncontrolling interests	—	—	—	—	—	—	(37,829)	(37,829)
Contributions from noncontrolling interests	—	—	—	—	—	—	2	2
Conversion of noncontrolling interests to common shares	11,027	—	622	—	—	622	(622)	—
Adjustment of noncontrolling interests in Operating Partnership	—	—	(753)	—	—	(753)	753	—
Balance at September 30, 2022	215,146,141	$2,150	$5,505,307	$(2,608,239)	$13	$2,899,231	$78,914	$2,978,145

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at July 1, 2021	211,169,654	$2,112	$5,438,493	$(2,469,336)	$(2,775)	$2,968,494	$158,452	$3,126,946
Net income	—	—	—	106,702	—	106,702	6,257	112,959
Interest rate cap/swap agreements	—	—	—	—	2,775	2,775	—	2,775
Amortization of share and unit-based plans	16,320	—	4,318	—	—	4,318	—	4,318
Stock offerings, net	2,122,016	21	23,799	—	—	23,820	—	23,820
Distributions paid ($0.15 per share)	—	—	—	(32,000)	—	(32,000)	—	(32,000)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,972)	(3,972)
Contributions from noncontrolling interests	—	—	—	—	—	—	4	4
Redemption of noncontrolling interests	—	—	(17)	—	—	(17)	(42)	(59)
Adjustment of noncontrolling interests in Operating Partnership	—	—	642	—	—	642	(642)	—
Balance at September 30, 2021	213,307,990	$2,133	$5,467,235	$(2,394,634)	$—	$3,074,734	$160,057	$3,234,791

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)
Nine Months Ended September 30, 2022 and 2021

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2022	214,797,057	$2,147	$5,488,440	$(2,443,696)	$(24)	$3,046,867	$129,282	$3,176,149
Net loss	—	—	—	(67,757)	—	(67,757)	(784)	(68,541)
Interest rate cap agreement	—	—	—	—	37	37	—	37
Amortization of share and unit-based plans	206,564	2	16,813	—	—	16,815	—	16,815
Employee stock purchases	96,942	1	959	—	—	960	—	960
Stock offerings, net	—	—	(152)	—		(152)	—	(152)
Distributions paid ($0.45 per share)	—	—	—	(96,786)	—	(96,786)	—	(96,786)
Distributions to noncontrolling interests	—	—	—	—	—	—	(50,011)	(50,011)
Contributions from noncontrolling interests	—	—	—	—	—	—	2	2
Conversion of noncontrolling interests to common shares	45,578	—	2,700	—	—	2,700	(2,700)	—
Redemption of noncontrolling interests	—	—	177	—	—	177	(505)	(328)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(3,630)	—	—	(3,630)	3,630	—
Balance at September 30, 2022	215,146,141	$2,150	$5,505,307	$(2,608,239)	$13	$2,899,231	$78,914	$2,978,145

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2021	149,770,575	$1,498	$4,603,378	$(2,339,619)	$(8,208)	$2,257,049	$188,211	$2,445,260
Net income	—	—	—	31,333	—	31,333	9,834	41,167
Interest rate cap/swap agreements	—	—	—	—	8,208	8,208	—	8,208
Amortization of share and unit-based plans	241,001	2	13,679	—	—	13,681	—	13,681
Employee stock purchases	88,107	1	594	—	—	595	—	595
Stock offerings, net	62,029,777	620	829,254	—	—	829,874	—	829,874
Distributions paid ($0.45 per share)	—	—	—	(86,348)	—	(86,348)	—	(86,348)
Distributions to noncontrolling interests	—	—	—	—	—	—	(18,166)	(18,166)
Contributions from noncontrolling interests	—	—	—	—	—	—	580	580
Conversion of noncontrolling interests to common shares	1,178,530	12	22,206	—	—	22,218	(22,218)	—
Redemption of noncontrolling interests	—	—	(17)	—	—	(17)	(43)	(60)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(1,859)	—	—	(1,859)	1,859	—
Balance at September 30, 2021	213,307,990	$2,133	$5,467,235	$(2,394,634)	$—	$3,074,734	$160,057	$3,234,791

 The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(68,541)	$41,167
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on extinguishment of debt	—	1,007
Gain on sale or write down of assets, net	(6,767)	(93,356)
Depreciation and amortization	226,136	241,450
Amortization of share and unit-based plans	13,420	10,868
Straight-line rent and amortization of above and below market leases	821	(9,429)
Recovery of doubtful accounts	(1,585)	(4,269)
Income tax expense	963	9,452
Equity in loss (income) of unconsolidated joint ventures	16,422	(20,212)
Distributions of income from unconsolidated joint ventures	866	48
Change in fair value of financing arrangement obligation	14,837	(12,608)
Changes in assets and liabilities, net of dispositions:
Tenant and other receivables	19,517	77,748
Other assets	5,639	22,133
Due from affiliates	(9,495)	(1,365)
Accounts payable and accrued expenses	8,177	(6,992)
Other accrued liabilities	64,578	(44,009)
Net cash provided by operating activities	284,988	211,633
Cash flows from investing activities:
Acquisitions of property	(24,544)	—
Development, redevelopment, expansion and renovation of properties	(28,180)	(52,788)
Property improvements	(32,712)	(27,906)
Proceeds from repayment of notes receivable	—	1,300
Deferred leasing costs	(1,974)	(1,878)
Distributions from unconsolidated joint ventures	107,255	70,955
Contributions to unconsolidated joint ventures	(42,963)	(56,577)
Proceeds from collection of receivable in connection with sale of joint venture property	21,000	—
Proceeds from sale of assets	48,768	323,018
Net cash provided by investing activities	46,650	256,124

THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands) (Unaudited)
	For the Nine Months Ended September 30,
	2022	2021
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	130,000	495,000
Payments on mortgages, bank and other notes payable	(312,630)	(1,973,668)
Deferred financing costs	(2,766)	(22,813)
Payments on finance leases	(1,923)	(1,848)
Net (costs) proceeds from stock offerings	(152)	829,874
Proceeds from share and unit-based plans	960	595
Redemption of noncontrolling interests	(328)	(60)
Contributions from noncontrolling interests	2	128
Dividends and distributions	(146,797)	(104,514)
Net cash used in financing activities	(333,634)	(777,306)
Net decrease in cash, cash equivalents and restricted cash	(1,996)	(309,549)
Cash, cash equivalents and restricted cash, beginning of period	166,971	482,659
Cash, cash equivalents and restricted cash, end of period	$164,975	$173,110
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$135,548	$161,474
Non-cash investing and financing transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$34,534	$18,281
Conversion of Operating Partnership Units to common stock	$2,700	$22,218
Assets acquired from unconsolidated joint venture	$23,554	$—
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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of September 30, 2022, the Company was the sole general partner of and held a 96% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
The Operating Partnership's consolidated VIEs included the following assets and liabilities:

	September 30, 2022	December 31, 2021
Assets:
Property, net	$455,264	$458,964
Other assets	91,245	83,685
Total assets	$546,509	$542,649
Liabilities:
Mortgage notes payable	$330,935	$413,925
Other liabilities	136,744	56,947
Total liabilities	$467,679	$470,872
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

	For the Nine Months Ended September 30,
	2022	2021
Beginning of period
Cash and cash equivalents	$112,454	$465,297
Restricted cash	54,517	17,362
Cash, cash equivalents and restricted cash	$166,971	$482,659
End of period
Cash and cash equivalents	$109,991	$117,596
Restricted cash	54,984	55,514
Cash, cash equivalents and restricted cash	$164,975	$173,110
COVID-19 Pandemic:
In March 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. As a result, all of the markets that the Company operates in were subject to stay-at-home orders, and the majority of its properties were temporarily closed in part or completely. Following staggered re-openings during 2020, all Centers have been open and operating since October 7, 2020 and government-imposed capacity restrictions resulting from COVID-19 have been eliminated across the Company’s markets.
COVID-19 Lease Accounting:
In April 2020, the Financial Accounting Standards Board issued a Staff Question-and-Answer (“Q&A”) to clarify whether lease concessions related to the effects of COVID-19 require the application of the lease modification guidance under Accounting Standards Codification ("ASC") 842, "Leases" ("the lease modification accounting framework"). Under ASC 842, the Company would have to determine, on a lease-by-lease basis, if a lease concession was the result of a new arrangement reached with the tenant or an enforceable right and obligation within the existing lease. The Q&A allows for the bypass of a lease-by-lease analysis, and allows the Company to elect to either apply the lease modification accounting framework or not to all of its lease concessions with similar characteristics and circumstances. The Company has elected to apply the lease modification accounting framework to lease concessions that include the abatement of rent in its consolidated financial statements for the three and nine months ended September 30, 2022 and 2021.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

3. Earnings Per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of EPS for the three and nine months ended September 30, 2022 and 2021 (shares in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net (loss) income	$(13,502)	$112,959	$(68,541)	$41,167
Less: net income (loss) attributable to noncontrolling interests	1,691	6,257	(784)	9,834
Net (loss) income attributable to the Company	(15,193)	106,702	(67,757)	31,333
Allocation of earnings to participating securities	(211)	(290)	(642)	(641)
Numerator for basic and diluted EPS—net loss attributable to common stockholders	$(15,404)	$106,412	$(68,399)	$30,692
Denominator
Denominator for basic and diluted EPS—weighted average number of common shares outstanding(1)	215,134	213,214	214,982	192,717
EPS—net (loss) income attributable to common stockholders
Basic and diluted	$(0.07)	$0.50	$(0.32)	$0.16
(1)     Diluted EPS excludes 99,565 and 101,799 convertible preferred partnership units for the three months ended September 30, 2022 and 2021, respectively, and 99,565 and 102,751 convertible preferred partnership units for the nine months ended September 30, 2022 and 2021, respectively, as their impact was antidilutive. Diluted EPS also excludes 8,620,767 and 9,818,917 Operating Partnership units ("OP Units") for the three months ended September 30, 2022 and 2021, respectively, and 8,653,348 and 10,160,575 OP Units for the nine months ended September 30, 2022 and 2021, respectively, as their impact was antidilutive.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)
On August 2, 2022, the Company acquired the remaining 50% ownership interest in two former Sears parcels (Deptford Mall and Vintage Faire Mall) in MS Portfolio LLC, the Company's joint venture with Seritage Growth Properties, for a total purchase price of approximately $24,544. As a result of this transaction and the shortening of holding periods on certain other assets in the joint venture, an impairment loss was recorded for the nine months ending September 30, 2022. The Company's share of the impairment loss was $27,054. Effective as of August 2, 2022, the Company now owns and has consolidated its 100% interest in these two former Sears parcels in its consolidated financial statements (See Note 15—Acquisitions).
The Company's joint venture in Washington Square expects to close in November 2022 a four-year extension, including options, on the $519,848 loan on the property, at a floating interest rate of SOFR plus 4.0%, subject to negotiating final loan terms and documentation and customary closing conditions.
Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	September 30, 2022	December 31, 2021
Assets(1):
Property, net	$8,149,910	$8,289,412
Other assets	654,721	750,629
Total assets	$8,804,631	$9,040,041
Liabilities and partners' capital(1):
Mortgage and other notes payable	$5,488,671	$5,686,500
Other liabilities	475,780	325,115
Company's capital	1,509,376	1,638,112
Outside partners' capital	1,330,804	1,390,314
Total liabilities and partners' capital	$8,804,631	$9,040,041
Investments in unconsolidated joint ventures:
Company's capital	$1,509,376	$1,638,112
Basis adjustment(2)	(432,018)	(448,149)
	$1,077,358	$1,189,963

Assets—Investments in unconsolidated joint ventures	$1,204,153	$1,317,571
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(126,795)	(127,608)
	$1,077,358	$1,189,963

(1)     These amounts include assets of $2,704,552 and $2,789,568 of Pacific Premier Retail LLC (the "PPR Portfolio") as of September 30, 2022 and December 31, 2021, respectively, and liabilities of $1,640,093 and $1,661,110 of the PPR Portfolio as of September 30, 2022 and December 31, 2021, respectively.
(2)     The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $2,164 and $2,768 for the three months ended September 30, 2022 and 2021, respectively, and $7,034 and $7,431 for the nine months ended September 30, 2022 and 2021, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)
Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	PPR Portfolio	Other Joint Ventures	Total
Three Months Ended September 30, 2022
Revenues:
Leasing revenue	$44,157	$164,518	$208,675
Other	151	1,934	2,085
Total revenues	44,308	166,452	210,760
Expenses:
Shopping center and operating expenses	10,949	59,450	70,399
Leasing expenses	424	1,203	1,627
Interest expense	15,546	37,556	53,102
Depreciation and amortization	24,269	64,002	88,271
Total expenses	51,188	162,211	213,399
Gain on sale or write down of assets, net	—	25,788	25,788
Net (loss) income	$(6,880)	$30,029	$23,149
Company's equity in net income	$1,851	$4,471	$6,322
Three Months Ended September 30, 2021
Revenues:
Leasing revenue	$44,304	$160,044	$204,348
Other	14	6,658	6,672
Total revenues	44,318	166,702	211,020
Expenses:
Shopping center and operating expenses	10,078	67,627	77,705
Leasing expenses	332	963	1,295
Interest expense	15,801	36,483	52,284
Depreciation and amortization	24,154	61,734	85,888
Total expenses	50,365	166,807	217,172
Gain on sale or write down of assets, net	—	762	762
Net (loss) income	$(6,047)	$657	$(5,390)
Company's equity in net loss	$(1,390)	$(343)	$(1,733)

Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	PPR Portfolio	Other Joint Ventures	Total
Nine Months Ended September 30, 2022
Revenues:
Leasing revenue	$136,344	$488,513	$624,857
Other	269	12,040	12,309
Total revenues	136,613	500,553	637,166
Expenses:
Shopping center and operating expenses	31,807	172,681	204,488
Leasing expenses	1,258	3,724	4,982
Interest expense	46,299	109,881	156,180
Depreciation and amortization	72,760	195,408	268,168
Total expenses	152,124	481,694	633,818
Loss on sale or write down of assets, net	—	(30,870)	(30,870)
Net loss	$(15,511)	$(12,011)	$(27,522)
Company's equity in net loss	$(2,354)	$(14,068)	$(16,422)
Nine Months Ended September 30, 2021
Revenues:
Leasing revenue	$122,311	$459,826	$582,137
Other	144	56,508	56,652
Total revenues	122,455	516,334	638,789
Expenses:
Shopping center and operating expenses	29,339	183,013	212,352
Leasing expenses	1,106	3,423	4,529
Interest expense	47,438	110,586	158,024
Depreciation and amortization	73,042	192,149	265,191
Total expenses	150,925	489,171	640,096
Gain on sale or write down of assets, net	—	581	581
Net (loss) income	$(28,470)	$27,744	$(726)
Company's equity in net (loss) income	$(10,269)	$30,481	$20,212

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
5. Derivative Instruments and Hedging Activities:
The Company uses an interest rate cap agreement to manage the interest rate risk on certain floating rate debt. The Company recorded other comprehensive income related to the marking-to-market of derivative instruments of $(3) and $2,775 for the three months ended September 30, 2022 and 2021, respectively, and $37 and $8,208 for the nine months ended September 30, 2022 and 2021, respectively.
The following derivative was outstanding at September 30, 2022:

					Fair Value
Property	Notional Amount	Product	LIBOR Rate	Maturity	September 30, 2022	December 31, 2021
Santa Monica Place	$300,000	Cap	4.00%	12/9/2022	$18	$6
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
6. Property, net:
Property, net consists of the following:

	September 30, 2022	December 31, 2021
Land	$1,425,651	$1,441,858
Buildings and improvements	6,362,667	6,306,764
Tenant improvements	703,448	685,242
Equipment and furnishings(1)	189,658	191,266
Construction in progress	219,183	222,420
	8,900,607	8,847,550
Less accumulated depreciation(1)	(2,735,812)	(2,563,344)
	$6,164,795	$6,284,206
(1)      Equipment and furnishings and accumulated depreciation include the cost and accumulated amortization of ROU assets in connection with finance leases at September 30, 2022 and December 31, 2021 (See Note 8—Leases).
Depreciation expense was $67,631 and $68,715 for the three months ended September 30, 2022 and 2021, respectively, and $202,804 and $211,139 for the nine months ended September 30, 2022 and 2021, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
6. Property, net: (Continued)

Gain on sale or write-down of assets, net for the three and nine months ended September 30, 2022 and 2021 consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Gain on property sales, net(1)	$313	$118,471	$386	$111,805
Loss on write-down of assets(2)	(5,148)	—	(15,006)	(38,362)
Gain on land sales, net	6,240	95	21,387	19,913
	$1,405	$118,566	$6,767	$93,356
(1)    Includes $117,242 and $4,229 of gain related to the sale of La Encantada and Paradise Valley Mall, respectively, during the three and nine months ended September 30, 2021, respectively (See Note 16-Dispositions).
(2)    Includes impairment loss of $5,471 relating to the Company's investment in MS Portfolio LLC (See Note 4-Investments in Unconsolidated Joint Ventures) and impairment loss of $27,281 on Estrella Falls during the nine months ended September 30, 2022 and 2021, respectively, and $5,140 on Towne Mall during the three and nine months ended September 30, 2022. The impairment losses were due to the reduction of the estimated holding periods of the properties. The remaining amounts for the three and nine months ended September 30, 2022 and 2021 mainly pertain to the write off of development costs.

The following table summarizes certain of the Company's assets that were measured on a nonrecurring basis as a result of the impairment losses recorded for the nine months ended September 30, 2022 and 2021, as described above:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets	Significant Other Unobservable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
September 30, 2021	$4,720	$—	$4,720	$—
September 30, 2022	$18,250	$—	$—	$18,250
The fair values relating to a portion of the 2021 impairments were based on sales contracts and are classified within Level 2 of the fair value hierarchy. The fair value (Level 3 measurement) related to the 2022 impairment was based upon an income approach, using an estimated terminal capitalization rate, discount rate, and in-place contractual rent and other income. The fair value is sensitive to these significant unobservable inputs.
7. Tenant and Other Receivables, net:
Included in tenant and other receivables, net is an allowance for doubtful accounts of $10,360 and $14,917 at September 30, 2022 and December 31, 2021, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $5,322 and $19,907 at September 30, 2022 and December 31, 2021, respectively, and a deferred rent receivable due to straight-line rent adjustments of $108,758 and $110,969 at September 30, 2022 and December 31, 2021, respectively.
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
The following table summarizes the components of leasing revenue for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Leasing revenue—fixed payments	$139,261	$132,789	$409,518	$395,796
Leasing revenue—variable payments	55,624	65,984	176,493	173,592
Recovery of (provision for) doubtful accounts, net	709	(1,638)	1,585	4,269
	$195,594	$197,135	$587,596	$573,657
The following table summarizes the future rental payments to the Company:

Twelve months ending September 30,
2023	$374,739
2024	321,265
2025	260,668
2026	209,139
2027	158,821
Thereafter	458,664
$1,783,296

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
The following table summarizes the lease costs for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease costs	$3,788	$3,398	$11,338	$11,027
Finance lease costs:
Amortization of ROU assets	483	480	1,446	1,436
Interest on lease liabilities	100	117	402	460
	$4,371	$3,995	$13,186	$12,923

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
8. Leases: (Continued)

The following table summarizes the future rental payments required under the leases:

	September 30, 2022		December 31, 2021
Year ending December 31,	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2022	$4,120	$2,450	$14,302	$4,461
2023	12,255	2,450	8,452	2,043
2024	11,563	9,478	6,471	9,072
2025	11,746	1,400	6,513	—
2026	11,864	—	6,470	—
Thereafter	121,193	—	109,358	—
Total undiscounted rental payments	172,741	15,778	151,566	15,576
Less imputed interest	(87,667)	(3,173)	(85,383)	(1,048)
Total lease liabilities	$85,074	$12,605	$66,183	$14,528
Weighted average remaining term	32.1 years	1.9 years	36.3 years	2.1 years
Weighted average incremental borrowing rate	7.4%	3.7%	7.8%	3.7%

9. Deferred Charges and Other Assets, net:
Deferred charges and other assets, net consist of the following:

	September 30, 2022	December 31, 2021
Leasing	$113,356	$134,887
Intangible assets:
In-place lease values	65,082	62,826
Leasing commissions and legal costs	17,377	16,710
Above-market leases	72,659	72,289
Deferred tax assets	22,856	23,406
Deferred compensation plan assets	51,781	68,807
Other assets	42,596	46,319
	385,707	425,244
Less accumulated amortization(1)	(159,366)	(170,336)
	$226,341	$254,908

(1)   Accumulated amortization includes $43,845 and $43,978 relating to in-place lease values, leasing commissions and legal costs at September 30, 2022 and December 31, 2021, respectively. Amortization expense of in-place lease values, leasing commissions and legal costs was $1,688 and $2,262 for the three months ended September 30, 2022 and 2021, respectively, and $5,019 and $6,868 for the nine months ended September 30, 2022 and 2021, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
9. Deferred Charges and Other Assets, net: (Continued)
The allocated values of above-market leases and below-market leases consist of the following:

	September 30, 2022	December 31, 2021
Above-Market Leases
Original allocated value	$72,659	$72,289
Less accumulated amortization	(34,901)	(32,484)
	$37,758	$39,805
Below-Market Leases(1)
Original allocated value	$97,194	$99,332
Less accumulated amortization	(38,874)	(37,122)
	$58,320	$62,210

(1)   Below-market leases are included in other accrued liabilities.

10. Mortgage Notes Payable:
Mortgage notes payable at September 30, 2022 and December 31, 2021 consist of the following:

	Carrying Amount of Mortgage Notes(1)
Property Pledged as Collateral	September 30, 2022	December 31, 2021	Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Chandler Fashion Center(5)	$255,689	$255,548	4.18%	$875	2024
Danbury Fair Mall(6)	150,522	168,037	6.05%	1,538	2023
Fashion District Philadelphia(7)	111,544	194,602	6.06%	564	2024
Fashion Outlets of Chicago	299,334	299,274	4.61%	1,145	2031
Fashion Outlets of Niagara Falls USA	91,903	95,329	6.45%	727	2023
Freehold Raceway Mall(5)	398,836	398,711	3.94%	1,300	2029
Fresno Fashion Fair	324,205	324,056	3.67%	971	2026
Green Acres Commons(8)	125,161	124,875	5.58%	555	2023
Green Acres Mall(9)	239,639	246,061	3.94%	1,447	2023
Kings Plaza Shopping Center	536,313	535,928	3.71%	1,629	2030
Oaks, The(10)	167,050	176,721	5.49%	1,138	2024
Pacific View(11)	70,927	111,481	5.45%	328	2032
Queens Center	600,000	600,000	3.49%	1,744	2025
Santa Monica Place(12)	299,875	299,314	4.54%	1,073	2022
SanTan Village Regional Center	219,391	219,323	4.34%	788	2029
Towne Mall(13)	18,934	19,320	4.48%	117	2022
Victor Valley, Mall of	114,893	114,850	4.00%	380	2024
Vintage Faire Mall	235,287	240,124	3.55%	1,256	2026
	$4,259,503	$4,423,554

(1)The mortgage notes payable also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs were $11,368 and $11,946 at September 30, 2022 and December 31, 2021, respectively.
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
(7)On August 26, 2022, the Company repaid $83,058 of the outstanding loan balance to satisfy certain loan conditions.
(8)On March 25, 2021, the Company closed on a two-year extension of the loan to March 29, 2023. The interest rate is LIBOR plus 2.75% and the Company repaid $4,680 of the outstanding loan balance at closing.
(9)On January 22, 2021, the Company closed on a one-year extension of the loan to February 3, 2022, which also included a one-year extension option to February 3, 2023 which has been exercised. The interest rate remained unchanged, and the Company repaid $9,000 of the outstanding loan balance at closing.
(10)On May 6, 2022, the Company closed on a two-year extension of the loan to June 5, 2024 at a new fixed interest rate of 5.25%. The Company repaid $5,000 of the outstanding loan balance at closing.
(11)On April 29, 2022, the Company closed on a new $72,000 loan with a fixed rate of 5.29% that matures on May 6, 2032.
(12)The loan bears interest at LIBOR plus 1.48%. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 4.0% during the period ending December 9, 2022. The Company expects to close in November 2022 a three-year extension at a floating rate of SOFR plus 1.58%, subject to negotiating final loan terms and documentation and customary closing conditions.
(13)The Company did not repay the loan on its maturity date, and has begun the process of transferring control of this asset to the loan servicer.
Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.
The Company's mortgage notes payable are secured by the properties on which they are placed and are non-recourse to the Company.
The Company expects that all loan maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or with cash on hand, with the exception of Towne Mall as noted above.
Total interest expense capitalized was $2,859 and $3,102 for the three months ended September 30, 2022 and 2021, respectively, and $7,151 and $6,812 for the nine months ended September 30, 2022 and 2021, respectively.
The estimated fair value (Level 2 measurement) of mortgage notes payable at September 30, 2022 and December 31, 2021 was $4,004,815 and $4,261,429, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.
11. Bank and Other Notes Payable:
Bank and other notes payable consist of the following:
Credit Facility:
On April 14, 2021, the Company terminated its existing credit facility and entered into a new credit agreement, which provides for an aggregate $700,000 facility, including a $525,000 revolving loan facility that matures on April 14, 2023, with a one-year extension option, and a $175,000 term loan facility that matures on April 14, 2024. The revolving loan facility can be expanded up to $800,000, subject to receipt of lender commitments and other conditions. Concurrently with entering into the new credit agreement, the Company drew the $175,000 term loan facility in its entirety and drew $320,000 of the amount

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
11. Bank and Other Notes Payable: (Continued)
available under the revolving loan facility. Simultaneously with entering into the new credit agreement, the Company repaid $985,000 of debt, which included terminating and repaying all amounts outstanding under its prior revolving line of credit facility. All obligations under the facility are guaranteed unconditionally by the Company and are secured in the form of mortgages on certain wholly-owned assets and pledges of equity interests held by certain of the Company’s subsidiaries. The credit facility bears interest at LIBOR plus a spread of 2.25% to 3.25% depending on the Company’s overall leverage level. As of September 30, 2022, the borrowing rate was LIBOR plus 2.25%. As of September 30, 2022, borrowings under the facility were $101,000, less unamortized deferred finance costs of $9,459, for the revolving loan facility at a total interest rate of 6.71%. As of September 30, 2022, the Company's availability under the revolving loan facility for additional borrowings was $423,787. On September 20, 2021, the Company paid off the remaining balance outstanding on the term loan facility with proceeds from the sale of Tucson La Encantada (See Note 16—Dispositions). The estimated fair value (Level 2 measurement) of borrowings under the credit facility at September 30, 2022 was $99,861 for the revolving loan facility based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
As of September 30, 2022 and December 31, 2021, the Company was in compliance with all applicable financial loan covenants.
12. Financing Arrangement:
On September 30, 2009, the Company formed a joint venture whereby a third party acquired a 49.9% interest in Chandler Fashion Center, a 1,319,000 square foot regional shopping center in Chandler, Arizona, and Freehold Raceway Mall, a 1,553,000 square foot regional shopping center in Freehold, New Jersey (collectively referred to herein as "Chandler Freehold"). As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the formation of Chandler Freehold, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The Company accounts for its investment in Chandler Freehold as a financing arrangement. The fair value (Level 3 measurement) of the financing arrangement obligation at September 30, 2022 and December 31, 2021 was based upon a terminal capitalization rate of approximately 5.75%, a discount rate at September 30, 2022 and December 31, 2021 of 7.75% and 7.25%, respectively, and market rents per square foot of $35 to $105. The fair value of the financing arrangement obligation is sensitive to these significant unobservable inputs and a change in these inputs may result in a significantly higher or lower fair value measurement. Distributions to the partner, excluding distributions of excess loan proceeds, and changes in fair value of the financing arrangement obligation are recognized as interest (income) expense in the Company's consolidated statements of operations.
During the three and nine months ended September 30, 2022 and 2021, the Company recognized interest expense in the Company's consolidated statements of operations in connection with the financing arrangement as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Distributions equal to the partner's share of net (loss) income	$(211)	$(985)	$39	$(3,410)
Distributions in excess of the partner's share of net income	1,631	3,583	8,492	12,583
Adjustment to fair value of financing arrangement obligation	5,053	(10,306)	14,837	(12,608)
	$6,473	$(7,708)	$23,368	$(3,435)

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
13. Noncontrolling Interests:
The Company allocates net income of the Operating Partnership based on the weighted average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 96% ownership interest in the Operating Partnership as of September 30, 2022 and December 31, 2021. The remaining 4% limited partnership interest as of September 30, 2022 and December 31, 2021 was owned by certain of the Company's executive officers and directors, certain of their affiliates and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the 10 trading days ending on the respective balance sheet date. Accordingly, as of September 30, 2022 and December 31, 2021, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $70,864 and $147,259, respectively.
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
During the nine months ended September 30, 2022, the Company did not issue any shares of common stock under the March 2021 ATM Program. As of September 30, 2022, $151,699 remained available to be sold under the March 2021 ATM Program. Actual future sales will depend upon a variety of factors including, but not limited to, market conditions, the trading price of the Company’s common stock and the Company’s capital needs. The Company has no obligation to sell the remaining shares available for sale under the March 2021 ATM Program.
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
There were no repurchases under the Stock Buyback Program during the nine months ended September 30, 2022 or 2021.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

15.   Acquisitions:
On August 2, 2022, the Company acquired the remaining 50% ownership interest in two former Sears parcels (Deptford Mall and Vintage Faire Mall) in the MS Portfolio LLC joint venture that it did not previously own for a total purchase price of $24,544. Effective as of August 2, 2022, the Company now owns and has consolidated its 100% interest in these two former Sears parcels in its consolidated financial statements.
The following is a summary of the allocation of the fair value of the former Sears parcels at Deptford Mall and Vintage Faire Mall:

Land	$6,966
Building and improvements	32,934
Deferred charges	8,075
Other assets (above-market leases)	2,664
Other accrued liabilities (below-market lease)	(2,541)
Fair value of acquired net assets (at 100% ownership)	$48,098

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
For the three and nine months ended September 30, 2022, the Company sold various land parcels in separate transactions, resulting in gains on sale of land of $6,240 and $21,387, respectively. For the three and nine months ended September 30, 2021, the Company sold various land parcels in separate transactions, resulting in gains on sale of land of $95 and $19,913, respectively. The Company used its share of the proceeds from these sales to pay down debt and for other general corporate purposes.
17. Commitments and Contingencies:
As of September 30, 2022, the Company was contingently liable for $40,929 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. As of September 30, 2022, $40,680 of these letters of credit were secured by restricted cash. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the relevant agreement. At September 30, 2022, the Company had $7,131 in outstanding obligations, which it believes will be settled in the next twelve months.

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
The following are fees charged to unconsolidated joint ventures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Management fees	$4,332	$4,594	$13,375	$12,397
Development and leasing fees	2,711	1,747	6,202	4,732
	$7,043	$6,341	$19,577	$17,129

Interest expense (income) from related party transactions includes $6,473 and $(7,708) for the three months ended September 30, 2022 and 2021, respectively, and $23,368 and $(3,435) for the nine months ended September 30, 2022 and 2021, respectively, in connection with the financing arrangement (See Note 12—Financing Arrangement).
Due from (to) affiliates includes $9,168 and $(327) of unreimbursed (prepaid) costs and fees from unconsolidated joint ventures due to (from) the Management Companies at September 30, 2022 and December 31, 2021, respectively.
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
During the nine months ended September 30, 2022, the Company granted the following LTI Units:

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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
19. Share and Unit-Based Plans: (Continued)
The following table summarizes the activity of the non-vested LTI Units, phantom stock units and stock units:

	LTI Units		Phantom Stock Units		Stock Units
	Units	Value(1)	Units	Value(1)	Units	Value(1)
Balance at January 1, 2022	1,837,691	$14.14	—	$—	266,505	$19.05
Granted	1,092,698	16.29	56,334	14.64	204,958	13.45
Vested	(17,932)	29.75	(19,362)	14.68	(176,409)	20.02
Forfeited	(6,454)	19.42	—	—	—	—
Balance at September 30, 2022	2,906,003	$14.84	36,972	$14.62	295,054	$14.58

(1) Value represents the weighted average grant date fair value.
The following table summarizes the activity of the stock options outstanding:

	Stock Options
	Units	Value(1)
Balance at January 1, 2022	37,515	$54.34
Forfeited	(11,144)	53.82
Balance at September 30, 2022	26,371	$54.56

(1) Value represents the weighted average exercise price.
The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
LTI Units	$4,632	$3,625	$14,035	$10,822
Stock units	629	598	2,496	2,577
Phantom stock units	107	95	284	282
	$5,368	$4,318	$16,815	$13,681
The Company capitalized share and unit-based compensation costs of $1,101 and $910 for the three months ended September 30, 2022 and 2021, respectively, and $3,395 and $2,813 for the nine months ended September 30, 2022 and 2021, respectively. Unrecognized compensation costs of share and unit-based plans at September 30, 2022 consisted of $8,375 from LTI Units, $1,794 from stock units and $0 from phantom stock units.

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
The income tax provision of the TRSs are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Current	$—	$—	$—	$—
Deferred	166	(107)	(963)	(9,452)
Total benefit (expense)	$166	$(107)	$(963)	$(9,452)
The net operating loss ("NOL") carryforwards generated through the 2017 tax year are scheduled to expire through 2037, beginning in 2025. Pursuant to the Tax Cuts and Jobs Act of 2017, NOLs generated in 2018 and subsequent tax years are carried forward indefinitely. The Coronavirus Aid, Relief and Economic Security Act removed the 80% of taxable income limitation, imposed by the Tax Cuts and Jobs Act, for NOLs generated in 2018, 2019 and 2020. Net deferred tax assets of $22,856 and $23,406 were included in deferred charges and other assets, net at September 30, 2022 and December 31, 2021, respectively.
The Company is required to establish a valuation allowance for any portion of the deferred tax asset that the Company concludes is more likely than not to be unrealizable. The Company’s assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of September 30, 2022, the Company had no valuation allowance recorded.
The tax years 2018 through 2020 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next twelve months.
21. Subsequent Events:
On October 28, 2022, the Company announced a dividend/distribution of $0.17 per share for common stockholders and OP Unitholders of record on November 9, 2022. All dividends/distributions will be paid 100% in cash on December 2, 2022.

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
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P. (the "Operating Partnership"). As of September 30, 2022, the Operating Partnership owned or had an ownership interest in 44 regional town centers (including office, hotel and residential space adjacent to these shopping centers), five community/power shopping centers, one office property and one redevelopment property. These 51 regional town centers, community/power shopping centers, office and redevelopment properties consist of approximately 48 million square feet of gross leasable area ("GLA") and are referred to herein as the "Centers". The Centers consist of consolidated Centers ("Consolidated Centers") and unconsolidated joint venture Centers ("Unconsolidated Joint Venture Centers"), unless the context otherwise requires. The property management, leasing and redevelopment of the Company's portfolio is provided by the Company's seven management companies (collectively referred to herein as the "Management Companies"). The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Management Companies.
The following discussion is based primarily on the consolidated financial statements of the Company for the three and nine months ended September 30, 2022 and 2021. It compares the results of operations for the three months ended September 30, 2022 to the results of operations for the three months ended September 30, 2021. It also compares the results of operations and cash flows for the nine months ended September 30, 2022 to the results of operations and cash flows for the nine months ended September 30, 2021.
This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
Acquisitions:
On August 2, 2022, the Company acquired the remaining 50% ownership interest in two former Sears parcels (Deptford Mall and Vintage Faire Mall) in the MS Portfolio LLC joint venture that it did not previously own for a total purchase price of $24.5 million. Effective as of August 2, 2022, the Company now owns and has consolidated its 100% interest in these two former Sears parcels in its consolidated financial statements (See Note 15—Acquisitions in the Notes to the Consolidated Financial Statements).
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
For the three and nine months ended September 30, 2022, the Company and certain joint venture partners sold various land parcels in separate transactions, resulting in the Company’s share of the gain on sale of land of $10.4 million and $22.7 million, respectively. The Company’s proceeds from these sales in the three and nine months ended September 30, 2022 were $26.4 million and $53.7 million, respectively. The Company used its share of the proceeds from these sales to pay down debt and for other general corporate purposes.
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
The Company’s joint venture in Washington Square expects to close in November 2022 a four-year extension, including options, on the $519.8 million loan on the property, at a floating interest rate of SOFR plus 4.0%, subject to negotiating final loan terms and documentation and customary closing conditions.
The Company expects to close in November 2022 a three-year extension of the loan on Santa Monica Place at a floating interest rate of SOFR plus 1.58%, subject to negotiating final loan terms and documentation and customary closing conditions.
The Company did not repay the loan on Towne Mall on its maturity date of November 1, 2022, and has begun the process of transitioning the property to the loan servicer.
Redevelopment and Development Activities:
The Company has a 50/50 joint venture with Simon Property Group, which was initially formed to develop Los Angeles Premium Outlets, a premium outlet center in Carson, California. The Company has funded $38.6 million of the total $77.2 million incurred by the joint venture as of September 30, 2022.
The Company is redeveloping an approximately 150,000 square foot, three-level space (formerly occupied by Bloomingdale’s and Arclight Theatre) at Santa Monica Place, a 479,000 square foot regional town center in Santa Monica, California, with an entertainment destination use, high-end fitness, and co-working space. The total cost of the project is estimated to be between $35.0 million and $40.0 million. The Company has incurred approximately $1.0 million as of September 30, 2022. The anticipated opening is in 2024.
The Company’s joint venture in Scottsdale Fashion Square, a 1,885,000 square foot regional town center in Scottsdale, Arizona, is redeveloping a two-level Nordstrom wing with luxury-focused retail and restaurant uses. The total cost of the project is estimated to be between $80.0 million and $90.0 million, with $40.0 million and $45.0 million estimated to be the Company’s pro rata share. The Company has incurred $1.6 million of the total $3.2 million incurred by the joint venture as of September 30, 2022. The anticipated opening is in 2024.
Other Transactions and Events:
In March 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. As a result, all of the markets that the Company operates in were subject to stay-at-home orders, and the majority of its properties were temporarily closed in part or completely. Following staggered re-openings during 2020, all Centers have been open and operating since October 7, 2020. As of the date of this Quarterly Report on Form 10-Q, government-imposed capacity restrictions resulting from COVID-19 have been eliminated across the Company's markets. Although overall fundamentals at the Centers continued to improve during 2021 and throughout the first nine months of 2022, the Company expects that its results will continue to be negatively impacted for the remainder of 2022 due, in part, to the continued impact of the COVID-19 pandemic, which resulted in reduced occupancy relative to pre-COVID levels and additional Anchor closures, among other factors.
The Company declared a cash dividend of $0.15 per share of its common stock for each quarter in the year ended December 31, 2021 and for the first three quarters of 2022. On October 28, 2022, the Company announced a fourth quarter cash dividend of $0.17 per share of its common stock, which will be paid on December 2, 2022 to stockholders of record on November 9, 2022. The dividend amount will be reviewed by the Board on a quarterly basis.
In connection with the commencement of separate "at the market" offering programs, on each of February 1, 2021 and March 26, 2021, which are referred to as the "February 2021 ATM Program" and the "March 2021 ATM Program," respectively, and collectively as the "ATM Programs," the Company entered into separate equity distribution agreements with certain sales agents pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500 million under each of the February 2021 ATM Program and the March 2021 ATM Program, or a total of $1 billion under the ATM Programs. As of September 30, 2022, the Company had approximately $151.7 million of gross sales of its common stock available under the March 2021 ATM Program. The February 2021 ATM Program was fully utilized as of June 30, 2021 and is no longer active.
See “—Liquidity and Capital Resources” for a further discussion of the Company’s anticipated liquidity needs, and the measures taken by the Company to meet those needs.
Inflation:
Most of the leases at the Centers have rent adjustments periodically throughout the lease term. These rent increases are either in fixed increments or based on using an annual multiple of increases in the Consumer Price Index. In addition, the routine expiration of leases for spaces 10,000 square feet and under each year enables the Company to replace existing leases with new leases at higher base rents if the rents of the existing leases are below the then existing market rate. The Company has generally entered into leases that require tenants to pay a stated amount for operating expenses, generally excluding property taxes, regardless of the expenses actually incurred at any Center, which places the burden of cost control on the Company. Additionally, most leases require the tenants to pay their pro rata share of property taxes and utilities. Inflation is expected to have a negative impact on the Company's costs in 2022 and 2023.
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
For purposes of the discussion below, the Company defines “Same Centers” as those Centers that are substantially complete and in operation for the entirety of both periods of the comparison. Non-Same Centers for comparison purposes include those Centers or properties that are going through a substantial redevelopment often resulting in the closing of a portion of the Center (“Redevelopment Properties”), those properties that have recently transitioned to or from equity method joint ventures to or from consolidated assets ("JV Transition Centers") and properties that have been disposed of (“Disposition Properties”). The Company moves a Center in and out of Same Centers based on whether the Center is substantially complete and in operation for the entirety of both periods of the comparison. Accordingly, the Same Centers consist of all consolidated Centers, excluding the Redevelopment Properties and the Disposition Properties, for the periods of comparison.
For the comparison of the three and nine months ended September 30, 2022 to the three and nine months ended September 30, 2021, the JV Transition Centers are the two former Sears parcels at Deptford Mall and Vintage Faire Mall (See “Acquisitions” in Management’s Overview and Summary). For the comparison of the three and nine months ended September 30, 2022 to the three and nine months ended September 30, 2021, the Disposition Properties are Paradise Valley Mall and Tucson La Encantada.
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
During the third quarter of 2022, comparable tenant sales for spaces less than 10,000 square feet across the portfolio decreased by 0.6% relative to the third quarter of 2021 and increased 4.8% during the nine months ended September 30, 2022 compared to the timeframe in 2021. The leased occupancy rate of 92.1% at September 30, 2022 represented a 1.8% increase from 90.3% at September 30, 2021 and a 0.3% sequential increase compared to the 91.8% occupancy rate at June 30, 2022. Releasing spreads increased as the Company executed leases at an average rent of $61.40 for new and renewal leases executed compared to $57.60 on leases expiring, resulting in a releasing spread increase of $3.80 per square foot, or 6.6%, for the trailing twelve months ended September 30, 2022, which is the Company’s strongest reported leasing spread since the quarter ended September 30, 2019.
The Company continues to renew or replace leases that are scheduled to expire in 2022, however, for a variety of factors, the Company cannot be certain of its ability to sign, renew or replace leases expiring in 2022 or beyond. The remaining 2022 lease expirations continue to be an important focal point for the Company. As of September 30, 2022, the Company has executed leases or commitments from retailers that are in lease documentation for 88% of the leased space expiring in 2022, and another 7% of such expiring space is in the letter of intent stage. Excluding those leases, the remaining leases expiring in 2022, which represent approximately 99,000 square feet of the Centers, are in the prospecting stage.
During the quarter ended September 30, 2022, the Company signed 83 new leases and 136 renewal leases comprising approximately 1.1 million square feet of GLA. The average tenant allowance was $27.05 per square foot.
Outlook
The Company has a long-term four-pronged business strategy that focuses on the acquisition, leasing and management, redevelopment and development of regional town centers. Although fundamentals at the Centers continued to improve during 2021 and throughout the first nine months of 2022, the Company expects that its results will continue to be negatively impacted for the remainder of 2022 due, in part, to the continued impact of the COVID-19 pandemic, which resulted in reduced occupancy relative to pre-COVID levels and additional Anchor closures, among other factors.
All Centers have been open and operating since October 7, 2020. As of the date of this Quarterly Report on Form 10-Q, government-imposed capacity restrictions resulting from COVID-19 have been eliminated across the Company’s markets. The

Company experienced a positive impact to its leasing revenue during the three months ended September 30, 2022 as leasing revenue increased by approximately 2.48% compared to the three months ended September 30, 2021. This increase includes the joint ventures at the Company’s share and excludes the Disposition Properties and The Shops at Northbridge, at the Company’s share (See “Dispositions” above). The increase was primarily due to increases in occupancy and releasing spreads, increases in straight-line rent revenue, higher recovery from bad debt reserves and decreases in retroactive rent abatements incurred in the third quarter of 2022 compared to the third quarter of 2021.
Traffic levels during the third quarter of 2022 continued to range in the mid 90%’s relative to the pre-pandemic third quarter of 2019. Comparable tenant sales from spaces less than 10,000 square feet across the portfolio decreased 0.6% and increased 4.8% during the three and nine months ended September 30, 2022, respectively, compared to the timeframes in 2021. Portfolio tenant sales per square foot for spaces less than 10,000 square feet for the trailing twelve months ended September 30, 2022 were $877, which represents a record high for the Company.
During the third quarter of 2022, the Company signed 219 new and renewal leases for approximately 1.1 million square feet, compared to 215 leases and 1.1 million square feet signed during the third quarter of 2021.
The Company believes that diversity of use within its tenant base will be a prominent internal growth catalyst at its Centers going forward, as new uses enhance the productivity and diversity of the tenant mix and have the potential to significantly increase customer traffic at the applicable Centers. During the quarter ended September 30, 2022, the Company signed deals for new stores with new-to-Macerich portfolio uses for over 154,000 square feet, with another 195,000 square feet of such new-to-Macerich portfolio leases currently in negotiation as of the date of this Quarterly Report on Form 10-Q.
As of September 30, 2022, the leased occupancy rate was 92.1%, a 1.8% increase compared to the leased occupancy rate at September 30, 2021 of 90.3%.
The Company’s rent collections through the third quarter of 2022 have been comparable to pre-COVID-19 levels for the same period. The Company previously completed its negotiations with national and local tenants to secure rental payments. Those negotiations resulted in the Company entering into lease amendments which granted significant rental assistance in the form of rent deferral and/or rent reduction. Many of the Company’s leases contain co-tenancy clauses. Certain Anchor or small tenant closures have become permanent, whether caused by the pandemic, or otherwise, and co-tenancy clauses within certain leases may be triggered as a result. The Company does not anticipate that the negative impact of such clauses on lease revenue will be significant.
During the year ended December 31, 2021, the Company incurred $47.6 million of rent abatements at the Company’s share relating primarily to 2020 rents as a result of COVID-19 and negotiated $4.6 million of rent deferrals during the year ended December 31, 2021 at the Company’s share. During the nine months ended September 30, 2022, the Company incurred $1.2 million of rent abatements at the Company’s share compared to $46.3 million for the nine months ended September 30, 2021, which related primarily to 2020 rents as a result of COVID-19. The Company did not negotiate any rent deferrals during the three months ended September 30, 2021 compared to less than $0.2 million of rent deferrals during the three months ended September 30, 2022 at the Company's share. As of September 30, 2022, $3.7 million of the rent deferrals remain outstanding, with $1.4 million scheduled to be repaid during the remainder of 2022 and the balance scheduled for repayment in 2023 and thereafter.
During 2021, the pace of bankruptcy filings involving the Company’s tenants decreased substantially as compared to 2020, with ten bankruptcy filings, totaling 62 leases and involving approximately 369,000 square feet and $11.9 million of annual leasing revenue at the Company’s share. This included two leases totaling 139,000 square feet with a single department store retailer that quickly emerged from bankruptcy and assumed both of its leases with the Company. Excluding this department store retailer, bankruptcy filings during 2021 only involved approximately 230,000 square feet. The Company continues to expect that the pace of bankruptcy filings in 2022 will be low. Year-to-date in 2022, there have only been two bankruptcy filings involving three tenants of the Company involving approximately 110,000 square feet of leased space and $2.2 million of annual leasing revenue.
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
On February 2, 2022, the Company’s joint venture in FlatIron Crossing replaced the existing $197 million loan on the property with a new $175 million loan that bears interest at SOFR plus 3.70% and matures on February 9, 2025, including extension options. On April 29, 2022, the Company closed on a new $72 million loan at Pacific View with a fixed rate of 5.29% that matures on May 6, 2032. On May 6, 2022, the Company closed on a two-year extension of the loan on The Oaks to June 5, 2024. The loan will now bear a fixed interest rate of 5.25%, and the Company repaid $5.0 million of the outstanding loan balance at closing. Additionally, on July 1, 2022, the Company extended the loan maturity on Danbury Fair Mall to July 1, 2023. The interest rate remained unchanged at 5.5%, and the Company repaid $10.0 million of the outstanding loan balance at closing. The Company’s joint venture in Washington Square expects to close in November 2022 a four-year extension, including options, on the existing $519.8 million loan on the property, at a floating interest rate of SOFR plus 4.0%. In addition, the Company expects to close in November 2022 a three-year extension of the $299.9 million loan on Santa Monica Place at a floating interest rate of SOFR plus 1.58%. The Company did not repay the loan on Towne Mall on its maturity date of November 1, 2022, and has begun the process of transitioning the property to the loan servicer (See “—Financing Activities” in Management’s Overview and Summary).
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
Comparison of Three Months Ended September 30, 2022 and 2021
Revenues:
Leasing revenue decreased by $1.5 million, or 0.8%, from 2021 to 2022. The decrease in leasing revenue is attributed to a decrease of $2.6 million from the Disposition Properties offset in part by increases of $0.4 million from the Same Centers and $0.7 million from the JV Transition Centers. Leasing revenue includes the amortization of above and below-market leases, the amortization of straight-line rents, lease termination income, percentage rent and the recovery of bad debts. The amortization of above and below-market leases was $0.6 million for both 2021 and 2022. The amortization of straight-line rents increased from $(2.6) million in 2021 to $0.4 million in 2022. Lease termination income decreased from $8.9 million in 2021 to $0.5 million in 2022. Percentage rent decreased from $13.7 million in 2021 to $10.5 million in 2022. Recovery of (provision for) bad debts increased from $(1.6) million in 2021 to $0.7 million in 2022.
Other revenue decreased from $8.2 million in 2021 to $7.5 million in 2022. The decrease is primarily due to the Disposition Properties.
Management Companies' revenue increased from $6.8 million in 2021 to $7.6 million in 2022 primarily due to an increase in leasing fees.
Shopping Center and Operating Expenses:
Shopping center and operating expenses increased $4.0 million, or 5.7%, from 2021 to 2022. The increase in shopping center and operating expenses is attributed to increases of $4.1 million from the Same Centers and $0.4 million from the JV Transition Centers offset in part by a decrease of $0.4 million from the Disposition Properties.
Leasing Expenses:
Leasing expenses increased from $6.2 million in 2021 to $8.7 million in 2022 due to an increase in compensation expense.
Management Companies' Operating Expenses:
Management Companies' operating expenses increased $2.0 million from 2021 to 2022 due to an increase in compensation expense.
REIT General and Administrative Expenses:
REIT general and administrative expenses decreased $0.8 million from 2021 to 2022 primarily due to a decrease in consulting expense.
Depreciation and Amortization:
Depreciation and amortization decreased $2.7 million from 2021 to 2022. The decrease in depreciation and amortization is attributed to a decrease of $2.1 million from the Same Centers and $1.0 million from the Disposition Properties offset in part by an increase of $0.4 million from the JV Transition Centers.

Interest Expense:
Interest expense increased $12.3 million from 2021 to 2022. The increase in interest expense is attributed to increases of $14.2 million from the financing arrangement (See Note 12—Financing Arrangement in the Company's Notes to the Consolidated Financial Statements) and $1.8 million from the Same Centers offset in part by decreases of $3.2 million from lower outstanding balances on the Company's revolving line of credit and $0.5 million from the Disposition Properties. The increase in interest expense from the financing arrangement is primarily due to the change in fair value of the underlying properties and the mortgage notes payable on the underlying properties.
Equity in Income (Loss) of Unconsolidated Joint Ventures:
Equity in income (loss) of unconsolidated joint ventures increased $8.1 million from 2021 to 2022. The increase in equity in income (loss) of unconsolidated joint ventures is primarily due to the JV Transition Centers.
Gain on Sale or Write Down of Assets, net:
The gain on sale or write down of assets, net decreased $117.1 million from 2021 to 2022 primarily due to the sale of Tucson La Encantada in 2021 (See "Dispositions" in Management's Overview and Summary).
Net (Loss) Income:
Net (loss) income decreased $126.5 million from 2021 to 2022. The decrease in net income is primarily due to the variances noted above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold and loss on extinguishment of debt increased 1.4% from $101.4 million in 2021 to $102.8 million in 2022. For a reconciliation of net (loss) income attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders—diluted, and FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold and loss on extinguishment of debt—diluted, see "Funds From Operations ("FFO")" below.
Comparison of Nine Months Ended September 30, 2022 and 2021
Revenues:
Leasing revenue increased by $13.9 million, or 2.4%, from 2021 to 2022. The increase in leasing revenue is attributed to increases of $23.2 million from the Same Centers and $0.7 million from the JV Transition Centers offset in part by a decrease of $10.0 million from the Disposition Properties. Leasing revenue includes the amortization of above and below-market leases, the amortization of straight-line rents, lease termination income, percentage rent and the recovery of bad debts. The amortization of above and below-market leases increased from $1.6 million in 2021 to $1.7 million in 2022. Straight-line rents decreased from $8.2 million in 2021 to $(2.2) million in 2022. Lease termination income decreased from $16.9 million in 2021 to $12.8 million in 2022. Percentage rent decreased from $31.0 million in 2021 to $26.0 million in 2022. Recovery of bad debts decreased from $4.3 million in 2021 to $1.6 million in 2022.
Other revenue decreased from $25.4 million in 2021 to $21.9 million in 2022. This decrease is primarily due to income related to the Disposition Properties.
Management Companies' revenue increased from $19.0 million in 2021 to $21.4 million in 2022 due to an increase in management and leasing fees.
Shopping Center and Operating Expenses:
Shopping center and operating expenses increased $2.8 million, or 1.3%, from 2021 to 2022. The increase in shopping center and operating expenses is attributed to increases of $5.6 million from the Same Centers and $0.3 million from the JV Transition Centers offset in part by a decrease of $3.1 million from the Disposition Properties.
Leasing Expenses:
Leasing expenses increased from $18.0 million in 2021 to $24.5 million in 2022 due to an increase in compensation expense.

Management Companies' Operating Expenses:
Management Companies' operating expenses increased $6.8 million from 2021 to 2022 due to an increase in compensation expense.
REIT General and Administrative Expenses:
REIT general and administrative expenses decreased $2.3 million from 2021 to 2022 primarily due to a decrease in consulting expense.
Depreciation and Amortization:
Depreciation and amortization decreased $13.4 million from 2021 to 2022. The decrease in depreciation and amortization is attributed to decreases of $8.1 million from the Same Centers and $5.7 million from the Disposition Properties offset in part by an increase of $0.4 million from the JV Transition Centers.
Interest Expense:
Interest expense increased $8.5 million from 2021 to 2022. The increase in interest expense is attributed to increases of $26.8 million from the financing arrangement discussed in Note 12 in the Company's Notes to the Consolidated Financial Statements and $1.5 million from the Same Centers offset in part by decreases of $17.7 million from lower outstanding balances on the Company's revolving line of credit and $2.1 million from the Disposition Properties. The increase in interest expense from the financing arrangement is primarily due to the change in fair value of the underlying properties and the mortgage notes payable on the underlying properties.
Equity in Income (Loss) of Unconsolidated Joint Ventures:
Equity in income (loss) of unconsolidated joint ventures decreased $36.6 million from 2021 to 2022. The decrease in equity in income (loss) of unconsolidated joint ventures is primarily due to the write-down of assets as a result of the reduction in the estimated holding periods of certain properties.
Gain on Sale or Write Down of Assets, net:
Gain on sale or write down of assets, net decreased $86.6 million from 2021 to 2022. The decrease is primarily due to $11.1 million of impairments in 2022 and the $117.2 million gain on sale of Tucson La Encantada in 2021 offset in part by the sale and impairment loss of $41.6 million on Estrella Falls in 2021.
Net Loss (Income):
Net loss (income) decreased $109.7 million from 2021 to 2022. The decrease in net loss is primarily due to the variances noted above.
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold and loss on extinguishment of debt increased 4.4% from $304.5 million in 2021 to $318.0 million in 2022. For a reconciliation of net (loss) income attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders—diluted, and FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold and loss on extinguishment of debt—diluted, see "Funds From Operations ("FFO")" below.
Operating Activities:
Cash provided by operating activities increased $73.4 million from 2021 to 2022. The increase is primarily due to the changes in assets and liabilities and the results, as discussed above.
Investing Activities:
Cash provided by investing activities decreased $209.5 million from 2021 to 2022. The decrease in cash provided by investing activities is primarily attributed to a decrease in proceeds from the sale of assets of $274.3 million offset in part by increases in distributions from unconsolidated joint ventures of $36.3 million, proceeds from collection of receivable in connection with sale of joint venture property of $21.0 million and decreases of contributions to unconsolidated joint ventures of $13.6 million.

Financing Activities:
Cash used in financing activities decreased $0.4 billion from 2021 to 2022. The decrease in cash used in financing activities is primarily due to the decrease in payments on mortgages, bank and other notes payable of $1.7 billion offset by proceeds received from sales of common shares under the ATM Programs of $830.0 million and proceeds from mortgages, bank and other notes payable of $365.0 million.
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
Uses of Capital
The following tables summarize capital expenditures incurred at the Centers (at the Company's pro rata share):

	For the Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Consolidated Centers:
Acquisitions of property, building improvement and equipment(1)	$37,741	$13,092
Development, redevelopment, expansions and renovations of Centers	40,679	34,678
Tenant allowances	18,004	13,445
Deferred leasing charges	1,657	1,956
	$98,081	$63,171
Joint Venture Centers:
Acquisitions of property, building improvement and equipment	$6,720	$7,408
Development, redevelopment, expansions and renovations of Centers	43,454	41,783
Tenant allowances	12,205	6,916
Deferred leasing charges	2,748	2,065
	$65,127	$58,172
(1)Includes $24.5 million for the nine months ended September 30, 2022, relating to the acquisition of two former Sears parcels in MS Portfolio LLC joint venture (See "Acquisitions" in Management's Overview and Summary).
The Company expects amounts to be incurred during the next twelve months for tenant allowances and deferred leasing charges to be comparable to 2021. The Company expects to incur approximately $20.0 million to $30.0 million during the remainder of 2022 for development, redevelopment, expansion and renovations. Capital for these expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of cash on hand, debt or equity financings, which are expected to include borrowings under the Company's line of credit, from property financings and construction loans, each to the extent available.
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
On each of February 1, 2021 and March 26, 2021, the Company registered a separate "at the market" offering program, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500 million under each ATM Program, or a total of $1.0 billion under the ATM Programs, in amounts and at times to be determined by the Company. The February 2021 ATM Program was fully utilized as of June 30, 2021 and is no longer active. During the three and nine months ended September 30, 2022, no shares were issued under the March 2021 ATM Program. As of September 30, 2022, the Company had approximately $151.7 million of gross sales of its common stock available under the March 2021 ATM Program.
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
The Company's total outstanding loan indebtedness, which includes mortgages and other notes payable, at September 30, 2022 was $6.77 billion (consisting of $4.35 billion of consolidated debt, less $0.42 billion of noncontrolling interests, plus $2.83 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand, with the exception of Towne Mall (See “—Financing Activities” in Management’s Overview and Summary).
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
Additionally, as of September 30, 2022, the Company was contingently liable for $40.9 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. As of September 30, 2022, $40.7 million of these letters of credit were secured by restricted cash. The Company does not believe that these letters of credit will result in a liability to the Company.
On February 2, 2022, the Company’s joint venture in FlatIron Crossing replaced the existing $197 million loan on the property with a new $175 million loan that bears interest at SOFR plus 3.70% and matures on February 9, 2025, including extension options. On April 29, 2022, the Company closed on a new $72 million loan at Pacific View with a fixed rate of 5.29% that matures on May 6, 2032. On May 6, 2022, the Company closed on a two-year extension of the loan on The Oaks to June 5, 2024. The loan will now bear a fixed interest rate of 5.25%, and the Company repaid $5.0 million of the outstanding loan balance at closing. Additionally, on July 1, 2022, the Company extended the loan maturity on Danbury Fair Mall to July 1, 2023. The interest rate remained unchanged at 5.5%, and the Company repaid $10.0 million of the outstanding loan balance at closing. The Company’s joint venture in Washington Square expects to close in November 2022 a four-year extension, including options, on the existing $519.8 million loan on the property, at a floating interest rate of SOFR plus 4.0%. In addition, the Company expects to close in November 2022 a three-year extension of the $299.9 million loan on Santa Monica Place at a floating interest rate of SOFR plus 1.58%. The Company did not repay the loan on Towne Mall on its maturity date of November 1, 2022, and has begun the process of transitioning the property to the loan servicer (See “—Financing Activities” in Management’s Overview and Summary).
The Company has a $700 million credit facility, including a $525 million revolving loan facility that matures on April 14, 2023, with a one-year extension option. The revolving loan facility can be expanded up to $800 million, subject to receipt of lender commitments and other conditions. All obligations under the credit facility are guaranteed unconditionally by the Company and are secured in the form of mortgages on certain wholly-owned assets and pledges of equity interests held by certain of the Company’s subsidiaries. The credit facility bears interest at LIBOR plus a spread of 2.25% to 3.25% depending on Company’s overall leverage level. As of September 30, 2022, the borrowing rate was LIBOR plus 2.25%. As of September 30, 2022, borrowings under the credit facility were $101.0 million less unamortized deferred finance costs of $9.5 million for the revolving loan facility at a total interest rate of 6.71%. As of September 30, 2022, the Company’s availability under the revolving loan facility for additional borrowings was $423.8 million.

Cash dividends and distributions for the nine months ended September 30, 2022 were $146.8 million, which were funded by operations. On October 28, 2022, the Company announced an increased quarterly cash dividend of $0.17 per share of common stock, which represents a 13.3% increase over the prior $0.15 dividend rate. The dividend is payable on December 2, 2022 to stockholders of record on November 9, 2022.
At September 30, 2022, the Company was in compliance with all applicable loan covenants under its agreements.
At September 30, 2022, the Company had cash and cash equivalents of $110.0 million.
Material Cash Commitments:
The following is a schedule of material cash commitments as of September 30, 2022 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Cash Commitments	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)(1)	$5,054,982	$1,030,257	$1,651,780	$683,969	$1,688,976
Lease obligations(2)	188,519	6,570	35,746	25,010	121,193
	$5,243,501	$1,036,827	$1,687,526	$708,979	$1,810,169
__________________________________________________________
(1)Interest payments on floating rate debt were based on rates in effect at September 30, 2022.
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

The following reconciles net (loss) income attributable to the Company to FFO and FFO—diluted attributable to common stockholders and unit holders-basic and diluted, excluding financing expense in connection with Chandler Freehold and loss on extinguishment of debt for the three and nine months ended September 30, 2022 and 2021 (dollars and shares in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income attributable to the Company	$(15,193)	$106,702	$(67,757)	$31,333
Adjustments to reconcile net (loss) income attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted:
Noncontrolling interests in the Operating Partnership	(607)	5,922	(2,729)	1,653
Gain on sale or write down of assets, net—consolidated assets	(1,405)	(118,566)	(6,767)	(93,356)
Add: noncontrolling interests share of gain (loss) on sale or write down of assets—consolidated assets	1,373	(2)	5,816	5,853
Add: gain on sale of undepreciated assets—consolidated assets	6,240	95	21,387	19,913
Less: noncontrolling interests share of gain of undepreciated assets—consolidated assets	(1,373)	(4)	(5,795)	(6,089)
Loss on write-down of non-real estate assets—consolidated assets	—	—	(2,000)	(2,200)
(Gain) loss on sale or write down of assets—unconsolidated joint ventures, net(1)	(8,922)	(38)	20,060	41
Add: gain on sale of undepreciated assets—unconsolidated joint ventures(1)	5,561	38	7,116	38
Depreciation and amortization—consolidated assets	72,739	75,465	218,053	231,491
Less: noncontrolling interests in depreciation and amortization—consolidated assets	(3,683)	(4,173)	(17,976)	(13,333)
Depreciation and amortization—unconsolidated joint ventures(1)	44,028	44,905	133,591	138,137
Less: depreciation on personal property	(2,632)	(3,246)	(8,296)	(9,933)
FFO attributable to common stockholders and unit holders—basic and diluted	96,126	107,098	294,703	303,548
Financing expense in connection with Chandler Freehold	6,684	(6,723)	23,329	(25)
FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold—basic and diluted	102,810	100,375	318,032	303,523
Loss on extinguishment of debt—consolidated assets	—	1,007	—	1,007
FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold and loss on extinguishment of debt—basic and diluted	$102,810	$101,382	$318,032	$304,530
Weighted average number of FFO shares outstanding for:
FFO attributable to common stockholders and unit holders—basic(2)	223,754	223,033	223,636	202,877
Adjustments for impact of dilutive securities in computing FFO—diluted:
Share and unit based compensation plans	—	—	—	—
Weighted average number of FFO shares outstanding for FFO attributable to common stockholders and unit holders—basic and diluted(2)	223,754	223,033	223,636	202,877
(1)     Unconsolidated joint ventures are presented at the Company's pro rata share.
(2)     Calculated based upon basic net income as adjusted to reach basic FFO. Includes 8.6 million and 9.8 million of OP Units outstanding for the three months ended September 30, 2022 and 2021, respectively, and 8.7 million and 10.2 million of OP Units outstanding for the nine months ended September 30, 2022 and 2021, respectively.
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
The following table sets forth information as of September 30, 2022 concerning the Company's long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the twelve months ending September 30,
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long-term debt:
Fixed rate	$434,693	$620,656	$608,305	$215,645	$326,080	$1,528,627	$3,734,006	$3,376,479
Average interest rate	4.27%	4.61%	3.49%	3.50%	3.59%	4.05%	4.01%
Floating rate	432,820	205,044	—	—	—	—	637,864	628,336
Average interest rate	4.62%	5.80%	—%	—%	—%	—%	5.00%
Total debt—Consolidated Centers	$867,513	$825,700	$608,305	$215,645	$326,080	$1,528,627	$4,371,870	$4,004,815
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long-term debt (at Company's pro rata share):
Fixed rate	$638,649	$367,851	$30,557	$547,007	$109,547	$948,485	$2,642,096	$2,453,104
Average interest rate	3.47%	4.09%	3.86%	3.83%	3.96%	3.90%	3.81%
Floating rate	—	11,500	157,522	—	32,500	—	201,522	189,146
Average interest rate	—%	4.34%	5.16%	—%	6.80%	—%	5.37%
Total debt—Unconsolidated Joint Venture Centers	$638,649	$379,351	$188,079	$547,007	$142,047	$948,485	$2,843,618	$2,642,250

The Consolidated Centers' total fixed rate debt at each of September 30, 2022 and December 31, 2021 was $3.7 billion and $3.8 billion, respectively. The average interest rate on the fixed rate debt at September 30, 2022 and December 31, 2021 was 4.01% and 3.94%, respectively. The Consolidated Centers' total floating rate debt at September 30, 2022 and December 31, 2021 was $637.9 million and $738.9 million, respectively. The average interest rate on the floating rate debt at September 30, 2022 and December 31, 2021 was 5.00% and 2.61%, respectively.
The Company's pro rata share of the unconsolidated joint venture Centers' fixed rate debt at September 30, 2022 and December 31, 2021 was $2.6 billion and $2.8 billion, respectively. The average interest rate on the fixed rate debt at September 30, 2022 and December 31, 2021 was 3.81% and 3.83%, respectively. The Company's pro rata share of the unconsolidated joint venture Centers' floating rate debt at September 30, 2022 and December 31, 2021 was $201.5 million and $104.3 million, respectively. The average interest rate on the floating rate debt at September 30, 2022 and December 31, 2021 was 5.37% and 2.60%, respectively.
The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value. Interest rate cap agreements offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements effectively replace a floating rate on the notional amount with a fixed rate as noted above. As of September 30, 2022, the Company had three interest rate cap agreements in place (See Note 4—Investments in Unconsolidated Joint Ventures and Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements). The respective loans each require an interest rate cap agreement to be in place at all times, which limits how high the prevailing floating loan rate index (i.e., LIBOR or SOFR) for the loans can rise. As of the date of this report, LIBOR/SOFR for each of these loans did not exceed the strike interest rate (the "Strike Rate") within the required interest rate cap agreement. If LIBOR/SOFR does exceed the Strike Rate, each of these loans would then be considered fixed rate debt. If LIBOR/SOFR for these respective loans thereafter no longer exceeds the Strike Rate, then these loans would once again be considered floating rate debt.
In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $8.4 million per year based on $0.8 billion of floating rate debt outstanding at September 30, 2022.
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
The LIBOR benchmark has been the subject of national, international and other regulatory guidance and proposals for reform and replacement, with most LIBOR settings relevant to the Company not expected to be published after June 30, 2023. As a result, any of the Company's LIBOR-based borrowings that extend beyond such date will need to be converted to a replacement rate. If a contract is not transitioned to an alternative variable rate and LIBOR is discontinued, the impact is likely to vary by contract. As of September 30, 2022, each of the agreements governing the Company's variable rate debt provides for the replacement of LIBOR if it becomes unavailable during the term of such agreement.
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
Item 4.    Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of September 30, 2022, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
On July 7, 2022, the Company, as general partner of the Operating Partnership, issued 11,027 shares of common stock of the Company upon the redemption of 11,027 common partnership units of the Operating Partnership. These shares of common stock were issued in a private placement to a limited partner of the Operating Partnership, an accredited investor, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2022 to July 31, 2022	—	$—	—	$278,707,048
August 1, 2022 to August 31, 2022	—	—	—	$278,707,048
September 1, 2022 to September 30, 2022	—	—	—	$278,707,048
Total	—	$—	—
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

THE MACERICH COMPANY
		By:	/s/ SCOTT W. KINGSMORE
Scott W. Kingsmore
Senior Executive Vice President, Treasurer and Chief Financial Officer
Date:	November 7, 2022		(Principal Financial Officer)