Form 10-K
period 2022-12-31
MACERICH CO
filed 2023-02-24
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.9 billion as of the last business day of the registrant's most recently completed second fiscal quarter based upon the price at which the common stock was last sold on that day.
Number of shares outstanding of the registrant's common stock, as of February 24, 2023: 215,026,549 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual stockholders meeting to be held in 2023 are incorporated by reference into Part III of this Form 10-K.

THE MACERICH COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2022

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
Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or the industry to differ materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, as well as global, national, regional and local economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of current and prospective tenants, anchor or tenant bankruptcies, closures, mergers or consolidations, lease rates, terms and payments, rising interest rates and inflation and its impact on the financial condition and results of operation of the Company and its tenants, availability, terms and cost of financing and operating expenses; adverse changes in the real estate markets including, among other things, competition from other companies, retail formats and technology, risks of real estate development and redevelopment (including rising inflation, supply chain disruptions and construction delays), acquisitions and dispositions; adverse impacts from COVID-19 or any future pandemic, epidemic or outbreak of any other highly infectious disease on the U.S., regional and global economies and the financial condition and results of operations of the Company and its tenants; the liquidity of real estate investments, governmental actions and initiatives (including legislative and regulatory changes); environmental and safety requirements; and terrorist activities or other acts of violence which could adversely affect all of the above factors. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results, including those made in "Item 1A. Risk Factors" of this Annual Report on Form 10-K, as well as our other reports filed with the Securities and Exchange Commission (the "SEC"), which disclosures are incorporated herein by reference. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company does not intend, and undertakes no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.
ITEM 1.    BUSINESS
General
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). As of December 31, 2022, the Operating Partnership owned or had an ownership interest in 44 regional town centers (including office, hotel and residential space adjacent to these shopping centers), five community/power shopping centers, one office property and one redevelopment property. These 51 regional town centers, community/power shopping centers, office and redevelopment properties consist of approximately 47 million square feet of gross leasable area (“GLA”) and are referred to herein as the “Centers”. The Centers consist of consolidated Centers (“Consolidated Centers”) and unconsolidated joint venture Centers (“Unconsolidated Joint Venture Centers”), as set forth in “Item 2. Properties,” unless the context otherwise requires.
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
Dispositions:
For the twelve months ended December 31, 2022, the Company and certain joint venture partners sold various land parcels in separate transactions, resulting in the Company’s share of the gain on sale of land of $23.9 million. The Company used its share of the proceeds from these sales of $60.3 million to pay down debt and for other general corporate purposes.
Financing Activities:
On February 2, 2022, the Company’s joint venture in FlatIron Crossing replaced the existing $197.0 million loan on the property with a new $175.0 million loan that bears interest at SOFR plus 3.70% and matures on February 9, 2025, including extension options. The loan is covered by an interest rate cap agreement that effectively prevents SOFR from exceeding 4.0% through February 15, 2024.
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
The Company did not repay the loan on Towne Mall on its maturity date of November 1, 2022, and has begun the process of transitioning the property to a loan receiver.
On November 14, 2022, the Company’s joint venture in Washington Square extended the maturity date on the $503.0 million loan on the property to November 1, 2026, including extension options. The loan bears interest at a floating interest rate of SOFR plus 4.0%, subject to an interest rate cap agreement that effectively prevents SOFR from exceeding 4.0% through November 1, 2023. The joint venture repaid $15.0 million ($9.0 million at the Company's pro rata share) of the loan at closing.
On December 9, 2022, the Company extended the maturity date on the $300.0 million loan on Santa Monica Place to December 9, 2025, including extension options. The loan bears interest at a floating interest rate of LIBOR plus 1.48%.

On January 3, 2023, the Company replaced the existing $363.0 million of combined loans on Green Acres Mall and Green Acres Commons, both of which were scheduled to mature during the first quarter of 2023, with a $370.0 million loan that bears interest at a fixed rate of 5.90%, is interest only during the entire loan term and matures on January 6, 2028.
On January 20, 2023, the Company exercised its one-year extension option of the loan on Fashion District Philadelphia to January 22, 2024. The interest rate is SOFR plus 3.60% and the Company repaid $26.1 million of the outstanding loan balance at closing.
The Company’s joint venture that owns Scottsdale Fashion Square expects to replace the existing $406.0 million mortgage loan on the property with a $700.0 million, five-year, fixed-rate loan. The Company expects the joint venture to close this refinancing during the first quarter of 2023, subject to negotiating final documentation and customary closing conditions.
Redevelopment and Development Activities:
The Company has a 50/50 joint venture with Simon Property Group, which was initially formed to develop Los Angeles Premium Outlets, a premium outlet center in Carson, California. The Company has funded $38.6 million of the total $77.2 million incurred by the joint venture as of December 31, 2022.
The Company is redeveloping an approximately 150,000 square foot, three-level space (formerly occupied by Bloomingdale’s and Arclight Theatre) at Santa Monica Place, a 527,000 square foot regional town center in Santa Monica, California, with an entertainment destination use, high-end fitness, and co-working space. The total cost of the project is estimated to be between $35.0 million and $40.0 million. The Company has incurred approximately $1.2 million as of December 31, 2022. The anticipated opening is in 2024.
The Company’s joint venture in Scottsdale Fashion Square, a 1,884,000 square foot regional town center in Scottsdale, Arizona, is redeveloping a two-level Nordstrom wing with luxury-focused retail and restaurant uses. The total cost of the project is estimated to be between $80.0 million and $90.0 million, with $40.0 million and $45.0 million estimated to be the Company’s pro rata share. The Company has incurred $2.6 million of the total $5.1 million incurred by the joint venture as of December 31, 2022. The anticipated opening is in 2024.
Other Transactions and Events:
The Company declared a cash dividend of $0.15 per share of its common stock for each of the first three quarters of 2022 and a cash dividend of $0.17 per share of its common stock for the fourth quarter of 2022. On January 27, 2023, the Company announced a first quarter cash dividend of $0.17 per share of its common stock, which will be paid on March 3, 2023 to stockholders of record on February 17, 2023. The dividend amount will be reviewed by the Board on a quarterly basis.
In connection with the commencement of an "at the market" offering program on March 26, 2021, which is referred to as the "March 2021 ATM Program," the Company entered into an equity distribution agreement with certain sales agents pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500 million. As of December 31, 2022, the Company had approximately $151.7 million of gross sales of its common stock available under the March 2021 ATM Program.
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
On a selective basis, the Company provides property management and leasing services for third parties. The Company currently manages one regional town center and two community centers for third party owners on a fee basis.
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
The Centers:
As of December 31, 2022, the Centers primarily included 44 Regional Town Centers (including office, hotel and residential space adjacent to these shopping centers), five Community/Power Shopping Centers, one office property and one redevelopment property totaling approximately 47 million square feet of GLA. These 51 Centers average approximately 925,000 square feet of GLA and range in size from 3.2 million square feet of GLA at Tysons Corner Center to 185,000 square feet of GLA at Boulevard Shops. As of December 31, 2022, the Centers primarily included 163 Anchors totaling approximately 21.7 million square feet of GLA and approximately 5,000 Mall Stores and Freestanding Stores totaling approximately 23.6 million square feet of GLA.
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
Major Tenants:
For the year ended December 31, 2022, the Centers derived approximately 73% of their total rents from Mall Stores and Freestanding Stores under 10,000 square feet and 27% of their total rents from Big Box and Anchor tenants. Total rents as set forth in "Item 1. Business" include minimum rents and percentage rents.
The following retailers (including their subsidiaries) represent the 10 largest tenants in the Centers based upon total rents in place as of December 31, 2022:

Tenant	Primary DBAs	Number of Locations in the Portfolio	% of Total Rents
Victoria's Secret & Co.	Pink, Victoria's Secret	43	2.0%
Signet Jewelers Limited	Banter by Piercing Pagoda, Jared, Kay Jewelers, Pandora, Piercing Pagoda, Zales, and others	99	1.9%
Foot Locker, Inc.	Champs Sports, Foot Locker, House of Hoops by Foot Locker, Kids Foot Locker, and others	64	1.9%
The Gap, Inc.	Athleta, Banana Republic, Gap, Gap Kids, Old Navy, and others	41	1.9%
Dick's Sporting Goods, Inc.	Dick's Sporting Goods	17	1.8%
SPARC Group LLC	Aeropostale, Brooks Brothers, Eddie Bauer, Forever 21, Lucky Brand, and others	65	1.7%
Best Buy Co., Inc.	Best Buy	6	1.5%
H & M Hennes & Mauritz L.P.	H&M	25	1.4%
LVMH, Inc.	Louis Vuitton, Sephora, and others	32	1.4%
American Eagle Outfitters, Inc.	Aerie, American Eagle Outfitters	36	1.3%

Mall Stores and Freestanding Stores:
Mall Store and Freestanding Store leases generally provide for tenants to pay rent comprised of a base (or "minimum") rent and a percentage rent based on sales. In some cases, tenants pay only minimum rent, and in other cases, tenants pay only percentage rent. The Company generally enters into leases for Mall Stores and Freestanding Stores that also require tenants to pay their pro rata share of property taxes and to pay a stated amount for operating expenses, excluding property taxes, regardless of the expenses the Company actually incurs at any Center. However, certain leases for Mall Stores and Freestanding Stores contain provisions that require tenants to pay their pro rata share of maintenance of the common areas, property taxes, insurance, advertising and other expenditures related to the operations of the Center.
Tenant space of 10,000 square feet and under in the Company's portfolio at December 31, 2022 comprises approximately 61% of all Mall Store and Freestanding Store space. The Company uses tenant spaces of 10,000 square feet and under for comparing rental rate activity because this space is more consistent in terms of shape and configuration and, as such, the Company is able to provide a meaningful comparison of rental rate activity for this space. Mall Store and Freestanding Store space greater than 10,000 square feet is inconsistent in size and configuration throughout the Company's portfolio and as a result does not lend itself to a meaningful comparison of rental rate activity with the Company's other space. Much of the non-Anchor space over 10,000 square feet is not physically connected to the mall, does not share the same common area amenities and does not benefit from the foot traffic in the mall. As a result, space greater than 10,000 square feet has a unique rent structure that is inconsistent with mall space under 10,000 square feet.
Cost of Occupancy:
A major factor contributing to tenant profitability is cost of occupancy, which consists of tenant occupancy costs charged by the Company. Tenant occupancy costs include tenant expenses such as minimum rents, percentage rents and recoverable expenditures, which consist primarily of property operating expenses, real estate taxes and repair and maintenance expenditures. These costs are then compared to tenant sales to present tenant occupancy costs as a percentage of tenant sales. A low cost of occupancy percentage shows more potential capacity for the Company to increase rents at the time of lease renewal than a high cost of occupancy percentage. The following table summarizes occupancy costs for Mall Store and Freestanding Store tenants in the Centers as a percentage of total Mall Store sales for the twelve months ended December 31, 2022 and December 31, 2019, the most immediately comparative period prior to the COVID-19 pandemic:

	For the Twelve Months Ended December 31,
	2022	2019(1)
Consolidated Centers:
Minimum rents	7.4%	9.1%
Percentage rents	1.1%	0.4%
Expense recoveries(2)	3.1%	3.6%
	11.6%	13.1%
Unconsolidated Joint Venture Centers:
Minimum rents	6.5%	7.3%
Percentage rents	1.0%	0.3%
Expense recoveries(2)	2.8%	3.2%
	10.3%	10.8%

(1)Cost of Occupancy is compared to the trailing twelve months ended December 31, 2019, the most immediately comparative period prior to the COVID-19 pandemic.
(2)Represents real estate tax and common area maintenance charges.

The following tables set forth the average base rent per square foot for the Centers, as of December 31 for each of the past three years:
Mall Stores and Freestanding Stores under 10,000 square feet:

For the Years Ended December 31,	Avg. Base Rent Per Sq. Ft.(1)(2)	Avg. Base Rent Per Sq. Ft. on Leases Executed During the Year(2)(3)	Avg. Base Rent Per Sq. Ft. on Leases Expiring During the Year(2)(4)
Consolidated Centers (at the Company's pro rata share):
2022	$60.72	$56.63	$56.44
2021	$59.86	$56.39	$55.91
2020	$59.63	$48.06	$52.60
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2022	$67.37	$69.88	$62.72
2021	$66.12	$66.98	$60.48
2020	$66.34	$57.23	$52.62

Big Box and Anchors:

For the Years Ended December 31,	Avg. Base Rent Per Sq. Ft.(1)(2)	Avg. Base Rent Per Sq. Ft. on Leases Executed During the Year(2)(3)	Number of Leases Executed During the Year	Avg. Base Rent Per Sq. Ft. on Leases Expiring During the Year(2)(4)	Number of Leases Expiring During the Year
Consolidated Centers (at the Company's pro rata share):
2022	$15.95	$22.68	18	$32.15	14
2021	$17.26	$12.64	15	$8.57	15
2020	$17.58	$24.14	8	$11.03	10
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2022	$16.23	$27.77	11	$15.81	12
2021	$16.72	$36.90	11	$37.45	15
2020	$17.18	$39.81	10	$27.31	15
_____________________

(1)Average base rent per square foot is based on spaces occupied as of December 31 for each of the Centers and gives effect to the terms of each lease in effect, as of such date, including any concessions, abatements and other adjustments or allowances that have been granted to the tenants.
(2)Centers under development and redevelopment are excluded from average base rents. As a result, the leases for Paradise Valley Mall and One Westside are excluded for the years ended December 31, 2022, 2021 and 2020.
(3)The average base rent per square foot on leases executed during the year represents the actual rent paid on a per square foot basis during the first twelve months of the lease.
(4)The average base rent per square foot on leases expiring during the year represents the actual rent to be paid on a per square foot basis during the final twelve months of the lease.

Lease Expirations:
The following tables show scheduled lease expirations for Centers owned as of December 31, 2022 for the next ten years, assuming that none of the tenants exercise renewal options:
Mall Stores and Freestanding Stores under 10,000 square feet:

Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Leases Expiring(1)	% of Total Leased GLA Represented by Expiring Leases(1)	Ending Base Rent per Square Foot of Expiring Leases(1)	% of Base Rent Represented by Expiring Leases(1)
Consolidated Centers (at the Company's pro rata share):
2023	343	690,456	18.19%	$51.43	14.27%
2024	352	739,369	19.48%	$64.48	19.16%
2025	275	573,990	15.12%	$68.15	15.72%
2026	173	499,629	13.17%	$67.97	13.65%
2027	182	366,638	9.66%	$78.42	11.55%
2028	93	233,211	6.15%	$70.16	6.57%
2029	97	268,406	7.07%	$73.65	7.94%
2030	65	169,836	4.48%	$61.34	4.19%
2031	34	84,989	2.24%	$61.81	2.11%
2032	26	75,974	2.00%	$56.73	1.73%
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2023	239	356,888	18.03%	$57.44	13.83%
2024	245	312,735	15.80%	$66.98	14.14%
2025	188	244,525	12.35%	$73.64	12.15%
2026	180	256,920	12.98%	$78.87	13.68%
2027	155	224,761	11.36%	$81.82	12.41%
2028	120	193,136	9.76%	$85.96	11.20%
2029	79	97,100	4.91%	$87.14	5.71%
2030	66	86,691	4.38%	$92.38	5.40%
2031	44	63,506	3.21%	$71.27	3.05%
2032	52	73,482	3.71%	$96.10	4.77%

Big Boxes and Anchors:

Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Leases Expiring(1)	% of Total Leased GLA Represented by Expiring Leases(1)	Ending Base Rent per Square Foot of Expiring Leases(1)	% of Base Rent Represented by Expiring Leases(1)
Consolidated Centers (at the Company's pro rata share):
2023	15	240,043	2.93%	$29.67	5.16%
2024	27	747,883	9.12%	$23.52	12.75%
2025	31	1,139,851	13.90%	$13.35	11.03%
2026	31	1,494,486	18.22%	$10.53	11.41%
2027	29	937,146	11.43%	$24.81	16.85%
2028	24	1,223,571	14.92%	$13.06	11.59%
2029	9	153,180	1.87%	$18.06	2.01%
2030	9	260,363	3.17%	$17.78	3.35%
2031	10	467,183	5.70%	$19.32	6.54%
2032	7	258,133	3.15%	$17.55	3.28%
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2023	21	326,949	8.55%	$13.60	6.87%
2024	25	343,756	8.99%	$34.59	18.37%
2025	24	666,623	17.44%	$11.73	12.08%
2026	21	343,990	9.00%	$29.98	15.93%
2027	16	282,259	7.38%	$26.24	11.44%
2028	15	542,159	14.18%	$14.36	12.03%
2029	10	285,598	7.47%	$12.47	5.50%
2030	7	467,875	12.24%	$4.95	3.58%
2031	9	365,007	9.55%	$11.87	6.70%
2032	2	43,343	1.13%	$22.14	1.48%
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
Anchors accounted for approximately 6.5% of the Company's total rents for the year ended December 31, 2022.

The following table identifies each Anchor, each parent company that owns multiple Anchors and the number of square feet owned or leased by each such Anchor or parent company in the Company's portfolio at December 31, 2022.

Name	Number of Anchor Stores	GLA Owned by Anchor	GLA Leased by Anchor	Total Anchor GLA
Macy's Inc.
Macy's	34	4,404,000	1,932,000	6,336,000
Bloomingdale's	1	—	253,000	253,000
	35	4,404,000	2,185,000	6,589,000
JCPenney	25	1,642,000	2,093,000	3,735,000
Dillard's	12	1,912,000	257,000	2,169,000
Nordstrom	8	266,000	1,079,000	1,345,000
Dick's Sporting Goods	16	—	1,048,000	1,048,000
Target(1)	6	304,000	489,000	793,000
Forever 21	5	—	464,000	464,000
Home Depot	3	—	395,000	395,000
Primark(2)	6	—	349,000	349,000
Burlington	4	187,000	140,000	327,000
Costco	2	—	321,000	321,000
BJ's Wholesale Club	2	—	238,000	238,000
Von Maur	2	187,000	—	187,000
Walmart	1	—	173,000	173,000
Shoppers World	2	—	168,000	168,000
La Curacao	1	—	165,000	165,000
Boscov's	1	—	161,000	161,000
Scheels All Sports(3)	1	144,000	—	144,000
Belk	2	—	139,000	139,000
Lowe's	1	—	114,000	114,000
Neiman Marcus	1	—	100,000	100,000
Hudson Bay Company
Saks Fifth Avenue	1	—	92,000	92,000
Kohl's	1	—	80,000	80,000
Mercado de los Cielos	1	—	78,000	78,000
Best Buy	1	66,000	—	66,000
Des Moines Area Community College	1	64,000	—	64,000
Vacant Anchors(4)	21	52,000	2,014,000	2,066,000
	162	9,228,000	12,342,000	21,570,000
Anchors at Centers not owned by the Company(5):
Kohl's	1	—	82,000	82,000
Total	163	9,228,000	12,424,000	21,652,000
_______________________________

(1)Target has announced plans to open a three-level 90,000 square foot store at Kings Plaza and a two-level 126,000 square foot store at Danbury Fair Mall.
(2)Primark has announced plans to open two new two-level stores at Green Acres Mall and Tysons Corner Center.
(3)Scheels All Sports is building a two-level, 222,000 square foot store at Chandler Fashion Center utilizing the vacant 144,000 square foot location formerly occupied by Nordstrom. The store is anticipated to open in fall 2023.
(4)The Company is actively seeking replacement tenants or has entered into replacement leases for many of these vacant sites and/or is currently executing on or considering redevelopment opportunities for these locations. The Company continues to collect rent under the terms of an agreement regarding five of these vacant Anchors.
(5)The Company owns an office building and three stores located at shopping centers not owned by the Company. Of these three stores, one is leased to Kohl's, and two have been leased for non-Anchor usage.

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
Insurance
Each of the Centers has comprehensive liability, fire, extended coverage and rental loss insurance with insured limits customarily carried for similar properties. The Company does not insure certain types of losses (such as losses from wars), because they are either uninsurable or not economically insurable. In addition, while the Company or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in California, the policies are subject to a deductible equal to 5% of the total insured value of each Center, a $150,000 per occurrence minimum and a combined annual aggregate loss limit of $100 million on these Centers. The Company or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in the Pacific Northwest and in the New Madrid Seismic Zone. However, the policies are subject to a deductible equal to 2% of the total insured value of each Center, a $150,000 per occurrence minimum and a combined annual aggregate loss limit of $100 million on these Centers. While the Company or the relevant joint venture also carry standalone terrorism insurance on the Centers, the policies are subject to a $25,000 deductible and a combined annual aggregate loss limit of $1.0 billion. Each Center has environmental insurance covering eligible third-party losses, remediation and non-owned disposal sites, subject to a $100,000 retention and a $50 million three-year aggregate loss limit, with the exception of one Center, which has a $5 million ten-year aggregate loss limit and another Center, which has a $20 million ten-year aggregate loss limit. Some environmental losses are not covered by this insurance because they are uninsurable or not economically insurable. Furthermore, the Company carries title insurance on substantially all of the Centers for generally less than their full value.
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
Supplemental Material United States Federal Income Tax Considerations
The following discussion supplements and updates the disclosures under “Material United States Federal Income Tax Considerations” in the prospectus dated August 5, 2020, contained in the Company’s Registration Statement on Form S-3 filed with the SEC on August 5, 2020 (such disclosure, the “Base Disclosure”). Capitalized terms used in this section that are not otherwise defined shall have the same meaning as when used in the Base Disclosure.
On December 29, 2022, the IRS promulgated final Treasury Regulations under Sections 897, 1441, 1445, and 1446 of the Code that were, in part, intended to coordinate various withholding regimes for non-U.S. stockholders. The new Treasury Regulations provide that:
(i) The withholding rules applicable to ordinary REIT dividends paid to a non-U.S. stockholder (generally, a 30% rate of withholding on gross amounts unless otherwise reduced by treaty or effectively connected with such non-U.S. stockholder’s trade or business within the U.S. and proper certifications are provided) will apply to (a) that portion of any distribution paid by the Company that is not designated as a capital gain dividend, a return of basis or a distribution in excess of the non-U.S. stockholder’s adjusted basis in its stock that is treated as gain from the disposition of such stock and (b) any portion of a capital gain dividend paid by the Company that is not treated as gain attributable to the sale or exchange of a U.S. real property interest by reason of the recipient not owning more than

10% of a class of the Company's stock that is regularly traded on an established securities market during the one-year period ending on the date of the capital gain dividend.
(ii) The withholding rules under FIRPTA will apply to a distribution paid by the Company in excess of a non-U.S. stockholder’s adjusted basis in the Company's stock, unless the interest in the Company's stock is not a U.S. real property interest (for example, because the Company is a domestically controlled qualified investment entity) or the distribution is paid to a “withholding qualified holder.” A “withholding qualified holder” means a qualified holder (as defined below) and a foreign partnership all of the interests of which are held by qualified holders, including through one or more partnerships.
(iii) The withholding rules under FIRPTA will apply to any portion of a capital gain dividend paid to a non-U.S. stockholder that is attributable to the sale or exchange of a U.S. real property interest, unless it is paid to a withholding qualified holder.
In the case of FIRPTA withholding under clause (ii) above, the applicable withholding rate is currently 15%, and in the case of FIRPTA withholding under clause (iii) above, the withholding rate is currently 21%. For purposes of FIRPTA withholding under clause (iii), whether a capital gain dividend is attributable to the sale or exchange of a U.S. real property interest is determined taking into account the general exception from FIRPTA distribution treatment for distributions paid to certain non-U.S. stockholders under which any distribution by the Company to a non-U.S. stockholder with respect to any class of stock which is regularly traded on an established securities market located in the United States is not treated as gain recognized from the sale or exchange of a U.S. real property interest if such non-U.S. stockholder did not own more than 10% of such class of stock at any time during the one-year period ending on the date of such distribution. To the extent inconsistent, these Treasury Regulations supersede the discussion on withholding contained in the Base Disclosure under the heading “Material United States Federal Income Tax Considerations—Taxation of Non-U.S. Stockholders.” However, if, notwithstanding these Treasury Regulations, the Company encounters difficulties in properly characterizing a distribution for purposes of the withholding rules, the Company may decide to withhold on such distribution at the highest possible U.S. federal withholding rate that the Company determines could apply.
New Treasury Regulations also provide new guidance regarding qualified foreign pension funds. Accordingly, the fifth paragraph under the heading “Material United States Federal Income Tax Considerations—Taxation of Non-U.S. Stockholders—Dispositions of Stock” is hereby deleted and replaced with the following:
In general, for FIRPTA purposes, and subject to the discussion below regarding “qualified holders,” neither a “qualified     foreign pension fund” (as defined below) nor any entity all of the interests of which are held by a qualified foreign pension fund is treated as a foreign person, thereby exempting such entities from tax under FIRPTA (as described further below). A “qualified foreign pension fund” is an organization or arrangement (i) created or organized in a foreign country, (ii) established by a foreign country (or one or more political subdivisions thereof) or one or more employers to provide retirement or pension benefits to current or former employees (including self-employed individuals) or their designees as a result of, or in consideration for, services rendered, (iii) which does not have a single participant or beneficiary that has a right to more than 5% of its assets or income, (iv) which is subject to government regulation and with respect to which annual information about its beneficiaries is provided, or is otherwise available, to relevant local tax authorities, and (v) with respect to which, under its local laws, (A) contributions that would otherwise be subject to tax are deductible or excluded from its gross income or taxed at a reduced rate, or (B) taxation of its investment income is deferred, or such income is excluded from its gross income or taxed at a reduced rate. Under Treasury Regulations, subject to the discussion below regarding “qualified holders,” a “qualified controlled entity” also is not generally treated as a foreign person for purposes of FIRPTA. A qualified controlled entity generally includes a trust or corporation organized under the laws of a foreign country all of the interests of which are held by one or more qualified foreign pension funds either directly or indirectly through one or more qualified controlled entities.
Treasury Regulations further require that a qualified foreign pension fund or qualified controlled entity will not be exempt from FIRPTA with respect to dispositions of U.S. real property interests or REIT distributions attributable to the same unless the qualified foreign pension fund or qualified controlled entity is a “qualified holder.” To be a qualified holder, a qualified foreign pension fund or qualified controlled entity must satisfy one of two alternative tests at the time of the disposition of the U.S. real property interest or the REIT distribution. Under the first test, a qualified foreign pension fund or qualified controlled entity is a qualified holder if it owned no U.S. real property interests as of the earliest date during an uninterrupted period ending on the date of the disposition or distribution during which it qualified as a qualified foreign pension fund or qualified controlled entity. Alternatively, if a qualified foreign pension fund or qualified controlled entity held U.S. real property interests as of the earliest date during the period described in the preceding sentence, it can be a qualified holder only if it satisfies certain testing period requirements.

Treasury Regulations also provide that a foreign partnership all of the interests of which are held by qualified holders, including through one or more partnerships, may certify its status as such and will not be treated as a foreign person for purposes of withholding under Section 1445 of the Code (and Section 1446 of the Code, as applicable).
Distributions that are attributable to gain from the sales of USRPIs received by qualified foreign pension funds or qualified controlled entities will not be subject to U.S. federal income or withholding tax. All other distributions received by qualified foreign pension funds or qualified controlled entities will be taxed as described above under “Material United States Federal Income Tax Considerations—Taxation of Non-U.S. Stockholders—Dividends.” Gain of a qualified foreign pension fund or qualified controlled entity from the sale or exchange of the Company's stock and distributions treated as gain from the sale or exchange of the Company's stock under the rules described above under “Material United States Federal Income Tax Considerations—Taxation of Non-U.S. Stockholders—Dividends,” will not be subject to U.S. federal income or withholding tax, unless such gain is treated as effectively connected with the qualified foreign pension fund’s (or the qualified controlled entity’s, as applicable) conduct of a U.S. trade or business, in which case, the qualified foreign pension fund (or qualified controlled entity) generally will be subject to a tax at the same graduated rates applicable to U.S. stockholders, unless an applicable income tax treaty provides otherwise, and may be subject to the 30% branch profits tax on its effectively connected earnings and profits, subject to adjustments, in the case of a foreign corporation.
Employees and Human Capital
As of December 31, 2022, the Company had approximately 651 employees, of which 650 were full-time and one was part-time. The Company believes that relations with its employees are good.
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
Diversity and Inclusion: The Company recognizes the value in strengthening its workforce with diverse thought, ideas and people and maintains employment policies that comply with federal, state and local labor laws. As an equal opportunity employer, it is committed to diversity, recognition and inclusion and rewards its employees based on merit and their contributions in accordance with the principles and requirements of the Equal Employment Opportunities Commission and the principles and requirements of the ADA. The Company’s policies set forth its commitment to provide equal employment opportunity and to recruit, hire and promote at all levels without regard to race, national origin, religion, age, color, sex, sexual orientation, gender identity, disability, protected veteran status or any other characteristic protected by local, state or federal laws. As of December 31, 2022, approximately 59% of the Company’s employees identified as female. Of the total employee population, approximately 30% identified as belonging to an underrepresented group and approximately <1% did not specify race or ethnicity. In addition to diversity across its employee base, the Company is also committed to increasing diversity in leadership positions. Building on progress in leadership representation seen in 2021 where individuals identifying as female accounted for 56% of promotions at the Senior Vice President level, individuals identifying as female accounted for 67% of promotions at the Vice President level and individuals identifying as female from underrepresented groups accounted for 33% of all promotions at the Vice President level in 2022.
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
Employee Training and Professional Development: The Company values the professional development of its employees and seeks to foster their talent and growth by providing training and education at all levels. In addition to training programs geared towards specific job functions, the Company offers training related to company policies, diversity, skill development, privacy and cybersecurity. In furtherance of the value it places on talent development, in 2022 the Company began work on the design and implementation of a unified platform available to all employees that supports training and education related to compliance, inclusion and professional development and plans to launch it in Q1 2023. As of December 31, 2022, the average tenure of the Company’s employees was approximately 11.6 years and that of the Company’s senior management was 20 years. In 2022, the Company’s workforce turnover rate was 14%, which includes all employees.
Employee Health and Safety: The Company is also committed to ensuring that the operations at all of its Centers and corporate offices are conducted in a manner that safeguards the health and safety of employees, tenants, contractors, customers and members of the public who are either present at, or affected by, its operations. The Company has implemented a long list of operational protocols at each of its Centers and its offices that are designed to ensure the safety of its employees, tenants, service providers and shoppers. These protocols were originally developed and implemented in response to the COVID-19 pandemic and meet or exceed recommendations from the Centers for Disease Control and Prevention. All of the Company’s retail properties achieved SafeGuard certification from Bureau Veritas, an internationally recognized testing and certification board.
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
Sustainability
A recognized leader in sustainability, the Company has achieved the #1 GRESB ranking in the North American Retail Sector for eight straight years 2015 – 2022. A copy of the Company's Corporate Responsibility Report, as well as additional information about the Company’s Environmental, Social and Governance programs can be obtained from the Company's website at www.macerich.com under "Investors—Corporate Responsibility". Information provided on the Company's website is not incorporated by reference into this Form 10-K.
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

Real property investments are subject to varying degrees of risk that may affect the ability of our Centers to generate sufficient revenues to meet operating and other expenses, including debt service, lease payments, capital expenditures and tenant improvements, and to make distributions to us and our stockholders. A number of factors may decrease the income generated by the Centers, including:
•the global and national economic climate, including the impact of geopolitical tensions and military conflict;
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

We are in a competitive business.

Our properties compete with other owners, developers and managers of malls, shopping centers and other retail-oriented real estate, including other publicly traded mall companies and large private mall companies, for the acquisition of properties and in attracting tenants or Anchors to occupy space. Competition for property acquisitions may result in increased purchase prices and may adversely affect our ability to make suitable property acquisitions on favorable terms or at all. The existence of competing shopping centers could have a material adverse impact on our ability to lease space and on the rental rates that can be achieved.

There is also increasing competition for tenants and shoppers from other retail formats and technologies, such as lifestyle centers, power centers, outlet centers and online retail shopping that could adversely affect our revenues. The increased popularity of digital and mobile technologies has accelerated the transition of a percentage of market share from shopping at physical stores to web-based shopping. If we are unsuccessful in adapting our business to evolving consumer purchasing habits it may have a material adverse impact on our financial condition and results of operations. Further, the increased utilization of online retail shopping, if sustained, may lead to the closure of underperforming stores by retailers, which could impact our occupancy levels and the rates that tenants are willing to pay to lease our space.

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

Additionally, if we elect to pursue a “mixed-use” redevelopment, we expose ourselves to risks associated with each non-retail use (e.g., office, residential, hotel and entertainment), and the performance of our retail tenants in such properties may be negatively impacted by delays in opening and/or the performance of such non-retail uses. We have less experience in developing and managing non-retail real estate than we do with retail real estate and, as a result, we may seek to contract with a third-party developer or third-party manager with more experience in non-retail uses. In addition to the risks typically associated with the development of commercial real estate generally, we would also be exposed to the risks associated with the ownership and management of non-retail real estate, including limited experience in managing certain types of non-retail properties and the adverse impacts of competition and trends in the non-retail industry. For example, in the case of office properties, some businesses are rapidly evolving to make employee telecommuting, flexible work schedules, open workplaces and teleconferencing increasingly common, which may enable businesses to reduce their space requirements and erode the overall demand for office space over time, which, in turn, may place downward pressure on occupancy, rental rates and property valuations, each of which could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our stockholders to the extent we own office property.

Excess space at our properties could materially and adversely affect us.

Certain of our properties have had or may continue to have excess space available for prospective tenants, and those properties may continue to experience, and other properties may commence experiencing, such oversupply in the future. Among other causes, in 2020 due to the COVID-19 pandemic and in the years leading up to the pandemic, there was an increased number of bankruptcies of Anchors and other national retailers, as well as store closures. In the past, an increase in bargaining power of creditworthy retail tenants resulted in a downward pressure on our rental rates and occupancy levels, and an increase in bargaining power may also result in us having to increase our spend on tenant improvements and potentially make other lease modifications in order to attract or retain tenants, any of which, in the aggregate, could materially and adversely affect us.

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

Due to changes in weather patterns caused by climate change, our properties in certain markets could experience increases in storm intensity and rising sea levels. Over time, climate change could result in volatile or decreased demand for retail space at some of our Centers or, in extreme cases, our inability to operate the properties at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) insurance on favorable terms, or at all, increasing the cost of energy at our properties or requiring us to spend funds to repair and protect our properties against such risks. Additionally, we seek to promote energy efficiency and other sustainability strategies at our properties. Implementing such strategies and compliance with new laws or regulations related to climate change, including compliance with “green” building codes, may result in significant capital expenditures to improve our existing properties or properties we may acquire. If we are unable to comply with the laws and regulations on climate change or implement effective sustainability strategies, our reputation among our tenants and investors may be damaged and we may incur fines and/or penalties. Moreover, there can be no assurance that any of our sustainability strategies will result in reduced operating costs, higher occupancy or higher rental rates or deter our existing tenants from relocating to properties owned by our competitors.

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

Each of our Centers has comprehensive liability, fire, extended coverage and rental loss insurance with insured limits customarily carried for similar properties. We do not insure certain types of losses (such as losses from wars), because they are either uninsurable or not economically insurable, and our insurance coverage may have certain exclusions (such as pandemics) that prevent us from collecting on certain claims under our policies. In addition, while we or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in California, the policies are subject to a deductible equal to 5% of the total insured value of each Center, a $150,000 per occurrence minimum and a combined annual aggregate loss limit of $100 million on these Centers. We or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in the Pacific Northwest and in the New Madrid Seismic Zone. However, the policies are subject to a deductible equal to 2% of the total insured value of each Center, a $150,000 per occurrence minimum and a combined annual aggregate loss limit of $100 million on these Centers. While we or the relevant joint venture also carry standalone terrorism insurance on the Centers, the policies are subject to a $25,000 deductible and a combined annual aggregate loss limit of $1.0 billion. Each Center has environmental insurance covering eligible third-party losses, remediation and non-owned disposal sites, subject to a $100,000 retention and a $50 million three-year aggregate loss limit, with the exception of one Center, which has a $5 million ten-year aggregate loss limit and another Center has a $20 million ten-year aggregate loss limit. Some environmental losses are not covered by this insurance because they are uninsurable or not economically insurable. Furthermore, we carry title insurance on substantially all of the Centers for generally less than their full value.

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
All of the properties in our portfolio are required to comply with the Americans with Disabilities Act (the “ADA”). Compliance with the ADA requirements could require removal of access barriers, and non-compliance could result in the imposition of fines by the United States government, awards of damages to private litigants, or both. While the tenants to whom our portfolio is leased are obligated to comply with ADA provisions, within their leased premises, if required changes within their leased premises involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of tenants to cover costs could be adversely affected. Furthermore, we are required to comply with ADA requirements within the common areas of the properties in our portfolio and we may not be able to pass on to our tenants any costs necessary to remediate any common area ADA issues. In addition, we are required to operate the properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to our portfolio. We may be required to make substantial capital expenditures to comply with, and we may be restricted in our ability to renovate or redevelop the properties subject to, those requirements and to comply with the provisions of the ADA. The resulting expenditures and restrictions could have a material adverse effect on our financial condition and operating results.

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

COVID-19 has caused, and COVID-19 or any future pandemic, epidemic or outbreak of any other highly infectious disease could continue to cause, disruptions in the U.S., regional and global economies and could materially and adversely impact our business, financial condition and results of operations and the business, financial condition and results of operations of our tenants.

The COVID-19 pandemic, including the emergence of additional variants, has caused, and COVID-19 or any future pandemic, epidemic or outbreak of any other highly infectious disease could continue to cause, widespread disruptions to the United States and global economies and has contributed, and could continue to contribute, to significant volatility and negative pressure in financial markets. The extent to which COVID-19, or any future pandemic, epidemic or outbreak of any other highly infectious disease, impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the emergence and characteristics of new variants, the actions taken to contain the pandemic or mitigate its impact, including the adoption, administration and effectiveness of available vaccines, and the direct and indirect economic effects of the pandemic and containment measures, among others. COVID-19 has adversely affected, and COVID-19 or any future pandemic, epidemic or outbreak of any other highly infectious disease may continue to adversely affect, our business, financial condition and results of operations, and it may also have the effect of heightening many of the risks described in this “Risk Factors” section, including:

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
•a potential decline in asset values at one or more of our properties encumbered by mortgage debt, which could inhibit our ability to successfully refinance one or more such properties, result in the default under the applicable mortgage debt agreement and potentially cause the acceleration of such indebtedness; and
•disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which has made, and could continue to make, it difficult for us to access debt and equity capital on attractive terms, or at all, and could also impact our ability to fund business activities, repay debt on a timely basis and renew, extend or replace our credit facility prior to its maturity date at all or on terms that are favorable to us.

Inflation may adversely affect our financial condition and results of operations.

Inflation in the United States increased in 2022 and may continue to increase in the near-term. If inflation increases in the future, we may experience any or all of the following:

•Increases in interest rates on our outstanding floating-rate debt as well as higher interest rates on any new and refinanced fixed-rate debt;
•Difficulty in replacing or renewing expiring leases with new leases at higher rents; and
•Decreasing tenant sales as a result of decreased consumer spending which could adversely affect the ability of our tenants to meet their rent obligations and/or result in lower percentage rents.
Additionally, even though most of our leases require tenants to pay their pro rata share of utilities, as well as a stated amount for operating expenses regardless of the expenses actually incurred at any Center, substantial inflationary pressures and increased operating costs may increase our exposure to rising property expenses and make it more difficult to maintain our historical cost controls at the Centers.
We have substantial debt that could affect our future operations.

Our total outstanding loan indebtedness at December 31, 2022 was $6.81 billion (consisting of $4.4 billion of consolidated debt, less $0.41 billion attributable to noncontrolling interests, plus $2.82 billion of our pro rata share of mortgages and other notes payable on unconsolidated joint ventures). As a result of this substantial indebtedness, we are required to use a material portion of our cash flow to service principal and interest on our debt, which limits the amount of cash available for other business opportunities. Borrowing costs increased throughout 2022 and may continue to increase in the near-term as the Federal Reserve acts to address rising inflation and, as a result, borrowing costs on our outstanding floating-rate debt as well as on new and refinanced fixed-rate debt may be more expensive. We are subject to the risks normally associated with debt financing and increased borrowing costs, including the risk that our cash flow from operations will be insufficient to meet required debt service and that rising interest rates could adversely affect our debt service costs.
In certain cases, we may limit our exposure to interest rate fluctuations related to a portion of our floating-rate debt by the use of interest rate cap and swap agreements. Such agreements, subject to current market conditions, allow us to replace floating-rate debt with fixed-rate debt in order to achieve our desired ratio of floating-rate to fixed-rate debt. However, in an increasing interest rate environment, the fixed rates we can obtain with such replacement fixed-rate cap and swap agreements or the fixed-rate on new and refinanced debt will also continue to increase. Our use of interest rate hedging arrangements may also expose us to additional risks, including that the counterparty to the arrangement may fail to honor its obligations and that termination of these arrangements typically involves costs such as transaction fees or breakage costs. There can be no assurance that our hedging activities will have the desired impact on our results of operations, liquidity or financial condition.

Furthermore, most of our Centers are mortgaged to secure payment of indebtedness, and if income from the Center is insufficient to pay that indebtedness, the Center could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value. During the year ended December 31, 2022, we did not repay the outstanding mortgage loan on our Towne Mall property on its maturity and are in the process of transitioning the property to a loan receiver.
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

We depend on external financings for our growth and ongoing debt service requirements and are subject to refinancing risk.

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

We are also subject to the risks normally associated with debt financings, including the risk that our cash flow from operations will be insufficient to meet required debt service or that we will be unable to refinance such indebtedness on acceptable terms, or at all. If principal payments due at maturity cannot be refinanced, extended or repaid with proceeds from other sources, such as new equity capital, our cash flow may not be sufficient to repay all maturing debt in years when significant “balloon” payments come due. In addition, there are no assurances that we will continue to be able to obtain the financing we need for future growth on acceptable terms, or at all, and any new or refinanced debt could also impose more restrictive terms.

The discontinuation of LIBOR and the replacement of LIBOR with an alternative reference rate may adversely affect our borrowing costs and could impact our business and results of operations.

We expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. The discontinuation of LIBOR will not affect our ability to borrow or maintain already outstanding borrowings or hedging transactions, but if our contracts indexed to LIBOR, including certain contracts governing our variable rate debt, the variable rate debt of our joint ventures and our interest rate caps, are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest or hedging costs that are higher than if LIBOR remained available. Additionally, although SOFR is the Alternative Reference Rates Committee’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in ways that would result in higher interest or hedging costs for us. It is not yet possible to predict the magnitude of LIBOR’s end on our borrowing costs given the remaining uncertainty about which rates will replace LIBOR. As of December 31, 2022, each of the agreements governing our variable rate debt provides for the replacement of LIBOR if it becomes unavailable during the term of such agreement.

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

We own partial interests in property partnerships that own 22 Joint Venture Centers, one office property and one development property, as well as several development sites. We may acquire partial interests in additional properties through joint venture arrangements. Investments in Joint Venture Centers involve risks different from those of investments in Wholly Owned Centers.

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

The price of our common stock on the NYSE constantly changes and has been subject to significant price fluctuations. Our stock price can fluctuate as a result of a variety of factors, many of which are beyond our control. These factors may include, but are not limited to, actual or anticipated variations in our operating results or dividends; general market fluctuations, including potentially extreme increases or decreases in the market prices of certain of our publicly traded tenants, industry factors and general economic and geopolitical conditions and events, such as economic slowdowns or recessions, consumer confidence in the economy, ongoing military conflicts and terrorist attacks; technical factors in the public trading market for our stock that may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites), the amount and status of short interest in our securities and the potential for a “short squeeze” whereby short sellers are forced to cover their open positions, access to margin debt, trading in options and other derivatives on our common stock and other technical trading factors; changes in our funds from operations or earnings estimates; changes in the ability of our shopping centers to generate sufficient revenues to meet operating and other expenses; anchor or tenant bankruptcies, closures, mergers or consolidations; local economic and real estate conditions in geographic locations where we have a high concentration of Centers; competition by public or private mall companies or others, including competition for both acquisition of Centers and for tenants to occupy space; the ability of our tenants to pay rent and meet their other obligations to us under current lease terms and our ability to lease space on favorable terms; the success of our acquisition and real estate development strategy; our ability to comply with the financial covenants in our debt agreements and the impact of restrictive covenants in our debt agreements; our access to financing; inflation and increases in interest rates; the risk of our failure to qualify or maintain our status as a REIT; our ability to comply with our joint venture agreements and other risks associated with our joint venture investments; possible uninsured losses, including losses from casualty events or natural disasters, and possible environmental liabilities; adverse impacts from COVID-19 or any future pandemic, epidemic or outbreak of any other highly infectious disease on the U.S., regional and global economies and on our financial condition and results of operations and the financial condition and results of operations of our tenants; a decision by any of our significant stockholders to sell substantial amounts of our common stock; any future issuances of equity securities; and the realization of any of the other risk factors included in this Annual Report on Form 10-K.

We face risks associated with and have been the target of security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.

We face risks associated with cyber threats and have been the target of security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, and other deliberate attacks and attempts to gain unauthorized access. The techniques used to sabotage or to obtain systems in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. Because the techniques used by threat actors who may attempt to penetrate and sabotage our computer systems change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. These threats, in turn, may lead to increased costs to protect our information systems, detect and respond to threats, and recover from cyber incidents. While we carry cyber liability insurance, it may not be adequate to cover all losses relating to such events.

Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security incident, there can be no guarantee that our security efforts and measures will be effective or that attempted cyber attacks would not be successful, disruptive, or damaging. A security incident involving our information systems could disrupt the proper functioning of our networks and systems. This could, in turn, result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines, the inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT, the unauthorized access to, and the destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which could be used to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or damage our reputation among our tenants and investors generally. Moreover, cyber attacks perpetrated against our Anchors and tenants, including unauthorized access to customers’ credit card data and other confidential information, could diminish consumer confidence and consumer spending and negatively impact our business. Any breach, loss, or compromise of personal data may also subject us to civil fines and penalties, or claims for damages under relevant state and federal privacy laws in the United States. Data breaches and other data security compromises may lead to public disclosures which, in turn, may lead to widespread negative publicity.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
The following table sets forth certain information regarding the Centers and other locations that are wholly owned or partly owned by the Company as of December 31, 2022.

Count	Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors (3)	Company-Owned Anchors (3)

	CONSOLIDATED CENTERS:
1	50.1%	Chandler Fashion Center(4)	2001/2002	Ongoing	1,320,000	644,000	95.4%	Dillard's, Macy's, Scheels All Sports(5)	—
		Chandler, Arizona
2	100%	Danbury Fair Mall(4)	1986/2005	2016	1,275,000	593,000	98.1%	JCPenney, Macy's	Dick's Sporting Goods, Primark, Target(6)
		Danbury, Connecticut
3	100%	Desert Sky Mall	1981/2002	2007	710,000	244,000	99.1%	Burlington, Dillard's	La Curacao, Mercado de los Cielos
		Phoenix, Arizona
4	100%	Eastland Mall(7)	1978/1998	1996	1,017,000	528,000	93.4%	Dillard's, Macy's	JCPenney
		Evansville, Indiana
5	50%	Fashion District Philadelphia	1977/2014	2019	803,000	575,000	85.0%	—	Burlington, Primark, Shoppers World
		Philadelphia, Pennsylvania
6	100%	Fashion Outlets of Chicago	2013/—	-	528,000	528,000	99.1%	—	—
		Rosemont, Illinois
7	100%	Fashion Outlets of Niagara Falls USA	1982/2011	2014	689,000	689,000	81.7%	—	—
		Niagara Falls, New York
8	50.1%	Freehold Raceway Mall(4)	1990/2005	2007	1,549,000	783,000	91.4%	JCPenney, Macy's	Dick's Sporting Goods, Primark
		Freehold, New Jersey
9	100%	Fresno Fashion Fair	1970/1996	2006	974,000	419,000	94.7%	Macy's	Forever 21, JCPenney, Macy's
		Fresno, California
10	100%	Green Acres Mall(4)(7)	1956/2013	2016	2,042,000	904,000	98.1%	—	BJ's Wholesale Club, Dick's Sporting Goods, Macy's (two), Primark(8), Shoppers World, Walmart
		Valley Stream, New York
11	100%	Inland Center	1966/2004	2016	630,000	230,000	93.6%	Macy's	Forever 21, JCPenney
		San Bernardino, California
12	100%	Kings Plaza Shopping Center(7)	1971/2012	2018	1,146,000	445,000	99.9%	Macy's	Burlington, Lowe's, Primark, Target(6)
		Brooklyn, New York
13	100%	La Cumbre Plaza(7)	1967/2004	1989	323,000	173,000	92.5%	Macy's	—
		Santa Barbara, California
14	100%	NorthPark Mall(4)	1973/1998	2001	933,000	398,000	90.5%	Dillard's, JCPenney, Von Maur	—
		Davenport, Iowa
15	100%	Oaks, The	1978/2002	2017	1,206,000	605,000	88.3%	JCPenney, Macy's (two)	Dick's Sporting Goods, Nordstrom
		Thousand Oaks, California
16	100%	Pacific View	1965/1996	2001	886,000	401,000	83.6%	JCPenney, Target	Macy's
		Ventura, California
17	100%	Queens Center(7)	1973/1995	2004	967,000	410,000	98.7%	JCPenney, Macy's	—
		Queens, New York
18	100%	Santa Monica Place(4)	1980/1999	Ongoing	527,000	303,000	85.0%	—	Nordstrom
		Santa Monica, California

Count	Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors (3)	Company-Owned Anchors (3)

19	84.9%	SanTan Village Regional Center	2007/—	2018	1,196,000	789,000	96.3%	Dillard's, Macy's	Dick's Sporting Goods
		Gilbert, Arizona
20	100%	SouthPark Mall(4)	1974/1998	2015	854,000	290,000	71.0%	Dillard's, Von Maur	Dick's Sporting Goods, JCPenney
		Moline, Illinois
21	100%	Stonewood Center(4)(7)	1953/1997	1991	922,000	351,000	95.1%	—	JCPenney, Kohl's, Macy's
		Downey, California
22	100%	Superstition Springs Center(4)	1990/2002	2002	956,000	384,000	94.1%	Dillard's, JCPenney, Macy's	—
		Mesa, Arizona
23	100%	Towne Mall(4)	1985/2005	1989	350,000	179,000	83.0%	—	Belk, JCPenney
		Elizabethtown, Kentucky
24	100%	Valley Mall	1978/1998	1992	502,000	187,000	76.5%	Target	Belk, Dick's Sporting Goods, JCPenney
		Harrisonburg, Virginia
25	100%	Valley River Center	1969/2006	2007	813,000	413,000	95.6%	Macy's	JCPenney
		Eugene, Oregon
26	100%	Victor Valley, Mall of(4)	1986/2004	2012	578,000	259,000	96.5%	Macy's	Dick's Sporting Goods, JCPenney
		Victorville, California
27	100%	Vintage Faire Mall	1977/1996	Ongoing	917,000	473,000	92.2%	Macy's	Dick's Sporting Goods, JCPenney, Macy's
		Modesto, California
28	100%	Wilton Mall(4)	1990/2005	2020	708,000	390,000	95.4%	JCPenney	BJ's Wholesale Club, Dick's Sporting Goods
		Saratoga Springs, New York
		Total Consolidated Centers			25,321,000	12,587,000	92.7%
	UNCONSOLIDATED JOINT VENTURE CENTERS:
29	60%	Arrowhead Towne Center	1993/2002	2015	1,082,000	476,000	96.6%	Dillard's, JCPenney, Macy's	Dick's Sporting Goods
		Glendale, Arizona
30	50%	Biltmore Fashion Park	1963/2003	2020	600,000	295,000	94.4%	—	Macy's, Saks Fifth Avenue
		Phoenix, Arizona
31	50%	Broadway Plaza(4)	1951/1985	2016	995,000	450,000	98.9%	Macy's	Nordstrom
		Walnut Creek, California
32	50.1%	Corte Madera, The Village at	1985/1998	2020	501,000	265,000	96.3%	Macy's, Nordstrom	—
		Corte Madera, California
33	50%	Country Club Plaza	1922/2016	2015	965,000	965,000	83.3%	—	—
		Kansas City, Missouri
34	51%	Deptford Mall	1975/2006	2020	1,008,000	436,000	94.9%	JCPenney, Macy's	Boscov's, Dick's Sporting Goods
		Deptford, New Jersey
35	51%	FlatIron Crossing(4)	2000/2002	2009	1,417,000	718,000	93.1%	Dillard's, Macy's	Dick's Sporting Goods, Forever 21
		Broomfield, Colorado
36	50%	Kierland Commons	1999/2005	2003	436,000	436,000	90.8%	—	—
		Phoenix, Arizona
37	60%	Lakewood Center	1953/1975	2008	1,979,000	914,000	92.3%	—	Costco, Forever 21, Home Depot, JCPenney, Macy's, Target
		Lakewood, California
38	60%	Los Cerritos Center(9)	1971/1999	2016	1,007,000	532,000	95.8%	Macy's, Nordstrom	Dick's Sporting Goods, Forever 21
		Cerritos, California
39	50%	Scottsdale Fashion Square	1961/2002	Ongoing	1,884,000	924,000	96.0%	Dillard's	Dick's Sporting Goods, Macy's, Neiman Marcus, Nordstrom
		Scottsdale, Arizona
40	60%	South Plains Mall(4)	1972/1998	2017	1,136,000	494,000	91.6%	—	Dillard's (two), JCPenney
		Lubbock, Texas
41	51%	Twenty Ninth Street(7)	1963/1979	2007	692,000	550,000	92.5%	—	Home Depot
		Boulder, Colorado

Count	Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors (3)	Company-Owned Anchors (3)

42	50%	Tysons Corner Center(9)	1968/2005	2014	1,854,000	1,114,000	85.4%	—	Bloomingdale's, Macy's, Nordstrom, Primark(8)
		Tysons Corner, Virginia
43	60%	Washington Square(9)	1974/1999	2005	1,302,000	579,000	95.1%	Macy's	Dick's Sporting Goods, JCPenney, Nordstrom
		Portland, Oregon
44	19%	West Acres	1972/1986	2001	692,000	426,000	94.7%	Macy's	JCPenney
		Fargo, North Dakota
		Total Unconsolidated Joint Ventures			17,550,000	9,574,000	92.5%
44		Total Regional Town Centers			42,871,000	22,161,000	92.6%
	COMMUNITY/POWER SHOPPING CENTERS
1	50%	Atlas Park, The Shops at(11)	2006/2011	2013	372,000	372,000	92.6%	—	—
		Queens, New York
2	50%	Boulevard Shops(11)	2001/2002	2004	185,000	185,000	93.1%	—	—
		Chandler, Arizona
3	100%	Southridge Center(4)(10)	1975/1998	2013	800,000	519,000	82.2%	Des Moines Area Community College	Target
		Des Moines, Iowa
4	100%	Superstition Springs Power Center(10)	1990/2002	-	204,000	51,000	100.0%	Best Buy, Burlington	—
		Mesa, Arizona
5	100%	The Marketplace at Flagstaff(7)(10)	2007/—	-	268,000	147,000	100.0%	—	Home Depot
		Flagstaff, Arizona
5		Total Community/Power Shopping Centers			1,829,000	1,274,000	89.6%
49		Total before Other Assets			44,700,000	23,435,000
	OTHER ASSETS:
	100%	Various(10)(12)	-	-	267,000	184,000	—	—	Kohl's
	25%	One Westside(11)(13)	1985/1998	2022	680,000	—	—	—	—
		Los Angeles, California
	50%	Scottsdale Fashion Square-Office(11)	1984/2002	2016	124,000	—	—	—	—
		Scottsdale, Arizona
	50%	Tysons Corner Center-Office(11)	1999/2005	2012	169,000	—	—	—	—
		Tysons Corner, Virginia
	50%	Hyatt Regency Tysons Corner Center(11)	2015	2015	290,000	—	—	—	—
		Tysons Corner, Virginia
	50%	VITA Tysons Corner Center(11)	2015	2015	399,000	—	—	—	—
		Tysons Corner, Virginia
	50%	Tysons Tower(11)	2014	2014	531,000	—	—	—	—
		Tysons Corner, Virginia
	OTHER ASSETS UNDER DEVELOPMENT:
	5%	Paradise Valley Mall(11)(14)	1979/2002	Ongoing	303,000	—	—	JCPenney	Costco
		Phoenix, Arizona
		Total Other Assets			2,763,000	184,000
		Grand Total			47,463,000	23,619,000

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
(2)The Company owned or had an ownership interest in 44 Regional Town Centers (including office, hotel and residential space adjacent to these shopping centers), five community/power shopping centers, one office property and one redevelopment property. With the exception of the eight Centers indicated with footnote (7) in the table above, the underlying land controlled by the Company is owned in fee entirely by the Company or, in the case of Joint Venture Centers, by the joint venture property partnership or limited liability company. With respect to these eight Centers, portions of the underlying land controlled by the Company are owned by third parties and leased to the Company, or the joint venture property partnership or limited liability company, pursuant to long-term ground leases. Under the terms of a typical ground lease, the Company, or the joint venture property partnership or limited liability company, has an option or right of first refusal to purchase the land. The termination dates of the ground leases range from 2038 to 2098.
(3)Total GLA includes GLA attributable to Anchors (whether owned or non-owned) and Mall and Freestanding Stores as of December 31, 2022. “Non-owned Anchors” is space not owned by the Company (or, in the case of Joint Venture Centers, by the joint venture property partnership or limited liability company) which is occupied by Anchor tenants. “Company-owned Anchors” is space owned (or leased) by the Company (or, in the case of Joint Venture Centers, by the joint venture property partnership or limited liability company) and leased (or subleased) to Anchor.
(4)These Centers have vacant Anchor locations. The Company is actively seeking replacement tenants or has entered into replacement leases for many of these vacant sites and/or is currently executing or considering redevelopment opportunities for these locations. The Company continues to collect rent under the terms of an agreement regarding five of these vacant Anchors.
(5)Scheels All Sports is building a two-level 222,000 square foot store at Chandler Fashion Center utilizing the vacant 144,000 square foot location formerly occupied by Nordstrom. The store is anticipated to open in fall 2023.
(6)Target has announced plans to open a three-level, 90,000 square foot store at Kings Plaza and a two-level, 126,000 square foot store at Danbury Fair Mall.
(7)Portions of the land on which the Center is situated are subject to one or more long-term ground leases.
(8)Primark has announced plans to open two new two-level stores at Green Acres Mall and Tysons Corner Center.
(9)The Center has a vacant former anchor store to be demolished for redevelopment.
(10)Included in Consolidated Centers.
(11)Included in Unconsolidated Joint Venture Centers.
(12)The Company owns an office building and three stores located at shopping centers not owned by the Company. Of the three stores, one has been leased to Kohl's and two have been leased for non-Anchor uses. With respect to the office building and one of the three stores, the underlying land is owned in fee entirely by the Company. With respect to the remaining two stores, the underlying land is owned by third parties and leased to the Company pursuant to long-term building or ground leases. Under the terms of a typical building or ground lease, the Company pays rent for the use of the building or land and is generally responsible for all costs and expenses associated with the building and improvements. In some cases, the Company has an option or right of first refusal to purchase the land. The two ground leases terminate in years 2027 and 2028.
(13)In 2022, the Company’s joint venture completed its redevelopment of the majority of One Westside to convert it from a three-level former regional town center into a three-level, 584,000 square foot creative office campus that is leased entirely to Google. Google is expected to take occupancy in 2023, and to commence paying rent in the second quarter of 2023. The remaining approximately 96,000 square feet of entertainment and retail space of the property is currently vacant and unleased.
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

Mortgage Debt
The following table sets forth certain information regarding the mortgages encumbering the Centers, including those Centers in which the Company has less than a 100% interest. The information set forth below is as of December 31, 2022 (dollars in thousands):

Property Pledged as Collateral	Fixed or Floating	Carrying Amount(1)	Effective Interest Rate(2)	Annual Debt Service(3)	Maturity Date(4)	Balance Due on Maturity	Earliest Date Notes Can Be Defeased or Be Prepaid
Consolidated Centers:
Chandler Fashion Center(5)	Fixed	$255,736	4.18%	$10,496	7/5/24	$256,000	Any Time
Danbury Fair Mall	Fixed	148,207	6.05%	18,451	7/1/23	143,471	Any Time
Fashion District Philadelphia(6)	Floating	104,427	7.62%	7,957	1/22/24	94,427	Any Time
Fashion Outlets of Chicago	Fixed	299,354	4.61%	13,740	2/1/31	300,000	Any Time
Fashion Outlets of Niagara Falls USA	Fixed	90,514	6.45%	8,719	10/6/23	88,569	Any Time
Freehold Raceway Mall(5)	Fixed	398,878	3.94%	15,600	11/1/29	386,013	Any Time
Fresno Fashion Fair	Fixed	324,255	3.67%	11,658	11/1/26	325,000	Any Time
Green Acres Commons(7)	Floating	125,256	7.14%	8,610	3/29/23	125,320	Any Time
Green Acres Mall(8)	Fixed	237,372	3.94%	17,366	2/3/23	236,628	Any Time
Kings Plaza Shopping Center	Fixed	536,442	3.71%	19,543	1/1/30	540,000	2/1/2023
Oaks, The(9)	Fixed	165,934	5.49%	13,661	6/5/24	149,947	Any Time
Pacific View(10)	Fixed	70,855	5.45%	3,936	5/6/32	62,877	12/1/2024
Queens Center	Fixed	600,000	3.49%	20,922	1/1/25	600,000	Any Time
Santa Monica Place(11)	Floating	296,521	6.19%	17,379	12/9/25	300,000	Any Time
SanTan Village Regional Center	Fixed	219,414	4.34%	9,460	7/1/29	220,000	7/1/2023
Towne Mall(12)	Fixed	18,886	4.48%	828	11/1/22	18,886	Any Time
Victor Valley, Mall of	Fixed	114,908	4.00%	4,560	9/1/24	115,000	Any Time
Vintage Faire Mall	Fixed	233,637	3.55%	15,069	3/6/26	211,507	Any Time
		$4,240,596

Property Pledged as Collateral	Fixed or Floating	Carrying Amount(1)	Effective Interest Rate(2)	Annual Debt Service(3)	Maturity Date(4)	Balance Due on Maturity	Earliest Date Notes Can Be Defeased or Be Prepaid
Unconsolidated Joint Venture Centers (at the Company's Pro Rata Share):
Arrowhead Towne Center(60%)	Fixed	$236,520	4.05%	$13,833	2/1/28	$212,555	Any Time
Atlas Park, The Shops at(50%)(13)(14)	Fixed	31,864	7.77%	2,324	11/9/26	32,500	Any Time
Boulevard Shops(50%)	Floating	11,466	6.56%	717	12/5/23	11,500	Any Time
Broadway Plaza(50%)	Fixed	222,079	4.19%	13,172	4/1/30	189,724	Any Time
Corte Madera, The Village at(50.1%)	Fixed	111,792	3.53%	6,074	9/1/28	98,753	Any Time
Country Club Plaza(50%)	Fixed	148,676	3.88%	9,001	4/1/26	137,525	Any Time
Deptford Mall(51%)	Fixed	82,470	3.55%	5,795	4/3/23	81,750	Any Time
FlatIron Crossing(51%)(13)(15)	Fixed	87,667	8.55%	6,874	2/9/25	89,250	Any Time
Kierland Commons(50%)	Fixed	99,969	3.98%	6,407	4/1/27	88,724	Any Time
Lakewood Center(60%)	Fixed	202,014	4.15%	13,144	6/1/26	185,306	Any Time
Los Cerritos Center(60%)	Fixed	308,980	4.00%	18,046	11/1/27	278,711	Any Time
One Westside(25%)(16)	Floating	78,780	6.08%	4,551	12/18/24	79,150	Any Time
Paradise Valley(5%)	Fixed	2,526	5.00%	126	9/29/24	2,526	Any Time
Scottsdale Fashion Square(50%)(17)	Fixed	203,117	3.02%	13,281	4/3/23	201,331	Any Time
South Plains Mall(60%)	Fixed	120,000	4.22%	5,065	11/6/25	120,000	Any Time
Twenty Ninth Street(51%)	Fixed	76,500	4.10%	3,137	2/6/26	76,500	Any Time
Tysons Corner Center(50%)	Fixed	343,820	4.13%	24,643	1/1/24	333,233	Any Time
Tysons Tower(50%)	Fixed	94,571	3.38%	3,164	10/11/29	95,000	Any Time
Tysons Vita(50%)	Fixed	44,541	3.43%	1,485	12/1/30	45,000	1/1/24
Washington Square(60%)(13)(18)	Fixed	299,760	8.17%	24,142	11/1/26	286,785	Any Time
West Acres - Development(19%)	Fixed	884	3.72%	33	10/10/29	888	Any Time
West Acres(19%)	Fixed	13,024	4.61%	1,025	3/1/32	8,256	Any Time
		$2,821,020
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
The debt premiums (discounts) as of December 31, 2022 consisted of the following:

Property Pledged as Collateral
Unconsolidated Joint Venture Centers (at the Company's Pro Rata Share):
Deptford Mall	$37
Lakewood Center	(4,832)
$(4,795)
The mortgage notes payable balances also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs at December 31, 2022 were $13.8 million for Consolidated Centers and $6.6 million for Unconsolidated Joint Venture Centers (at the Company's pro rata share).
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
(6)On August 26, 2022 and November 28, 2022, the Company repaid $83.0 million and $7.1 million, respectively, of the outstanding loan balance to satisfy certain loan conditions. On January 20, 2023, the Company repaid $26.1 million of the outstanding loan balance and exercised its one-year extension option of the loan to January 22, 2024. The interest rate is SOFR plus 3.60%.
(7)On March 25, 2021, the Company closed on a two-year extension of the loan to March 29, 2023. The interest rate is LIBOR plus 2.75% and the Company repaid $4.7 million of the outstanding loan balance at closing. On January 3, 2023, the Company closed on a five-year $370.0 million combined refinance of Green Acres Mall and Green Acres Commons. The new interest only loan bears a fixed interest rate of 5.90% and matures on January 6, 2028.
(8)On January 22, 2021, the Company closed on a one-year extension of the loan to February 3, 2022, which also included a one-year extension option to February 3, 2023 which has been exercised. The interest rate remained unchanged, and the Company repaid $9.0 million of the outstanding loan balance at closing. On January 3, 2023, the Company closed on a five-year $370.0 million combined refinance of Green Acres Mall and Green Acres Commons. The new interest only loan bears a fixed interest rate of 5.90% and matures on January 6, 2028.
(9)On May 6, 2022, the Company closed on a two-year extension of the loan to June 5, 2024 at a new fixed interest rate of 5.25%. The Company repaid $5.0 million of the outstanding loan balance at closing.
(10)On April 29, 2022, the Company closed on a new $72.0 million loan with a fixed rate of 5.29% that matures on May 6, 2032.
(11)On December 9, 2022, the Company closed on a three-year extension of the loan to December 9, 2025, including extension options. The interest rate remained unchanged at LIBOR plus 1.48%, to be converted to SOFR plus 1.59%. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 4.0% during the period ending December 9, 2023.
(12)The Company did not repay the loan on its maturity date, and has begun the process of transferring control of this asset to a loan receiver.
(13)This loan requires an interest rate cap agreement to be in place at all times, which limits how high the prevailing floating rate index (i.e. LIBOR or SOFR) for the loan can rise. As of the date of this report, LIBOR/SOFR for this loan exceeded the strike interest rate within the required interest rate cap agreement and as a result, the loan is considered fixed rate debt.
(14)This loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 3.0% through November 7, 2023.
(15)On February 2, 2022, the Company’s joint venture in FlatIron Crossing replaced the existing $197 million loan on the property with a new $175 million loan that bears interest at SOFR plus 3.70% and matures on February 9, 2025, including extension options. The loan is covered by an interest rate cap agreement that effectively prevents SOFR from exceeding 4.0% through February 15, 2024.
(16)On December 18, 2019, the Company’s joint venture in One Westside placed a construction loan on the property that allows for borrowing of up to $414.6 million, bears interest at LIBOR plus 1.70%, which can be reduced to LIBOR plus 1.50% upon the completion of certain conditions, and matures on December 18, 2024.
(17)The Company's joint venture in Scottsdale Fashion Square expects to replace the existing $406.0 million mortgage loan on the property with a $700.0 million, five-year, fixed rate loan. The Company expects the joint venture to close this refinancing during the first quarter of 2023, subject to negotiating final documentation and customary closing conditions.
(18)On November 14, 2022, the Company's joint venture in Washington Square closed a four-year extension for the existing loan to November 1, 2026, including extension options. The Company's joint venture repaid $15 million ($9 million at the Company's pro rata share) of the outstanding loan balance. The loan bears interest at SOFR plus 4.0% and is covered by an interest rate cap agreement that effectively prevents SOFR from exceeding 4.0% through November 1, 2023.
ITEM 3.    LEGAL PROCEEDINGS
None of the Company, the Operating Partnership, the Management Companies or their respective affiliates is currently involved in any material legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The common stock of the Company is listed and traded on the New York Stock Exchange under the symbol "MAC". As of February 22, 2023, there were approximately 586 stockholders of record.
To maintain its qualification as a REIT, the Company is required each year to distribute to stockholders at least 90% of its net taxable income after certain adjustments. The Company paid all of its 2022 and 2021 quarterly dividends in cash. The timing, amount and composition of future dividends will be determined in the sole discretion of the Company's board of directors and will depend on actual and projected cash flow, financial condition, funds from operations, earnings, capital requirements, annual REIT distribution requirements, contractual prohibitions or other restrictions, applicable law and such other factors as the board of directors deems relevant. For example, under the Company's existing financing arrangements, the Company may pay cash dividends and make other distributions based on a formula derived from funds from operations (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations ("FFO")") and only if no default under the financing agreements has occurred, unless, under certain circumstances, payment of the distribution is necessary to enable the Company to continue to qualify as a REIT under the Code.
Stock Performance Graph
The following graph provides a comparison, from December 31, 2017 through December 31, 2022, of the yearly percentage change in the cumulative total stockholder return (assuming reinvestment of dividends) of the Company, the Standard & Poors ("S&P") Midcap 400 Index, and the FTSE Nareit Equity Retail Index. The FTSE Nareit Equity Retail Index is an industry index of publicly-traded REITs that include the Company.
The graph assumes that the value of the investment in each of the Company's common stock and the indices was $100 at the close of the market on December 31, 2017.
Upon written request directed to the Secretary of the Company, the Company will provide any stockholder with a list of the REITs included in the FTSE Nareit Equity Retail Index. The historical information set forth below is not necessarily indicative of future performance.

Data for the S&P Midcap 400 Index and the FTSE Nareit Equity Retail Index were provided by Research Data Group.

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
Index Value
2017
2018
2019
2020
2021
2022
Period Ended
The Macerich Company
S&P Midcap 400 Index
FTSE Nareit Equity Retail Index

Copyright© 2023 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
The Macerich Company	100.00	69.45	47.11	21.53	36.28	24.84
S&P Midcap 400 Index	100.00	88.92	112.21	127.54	159.12	138.34
FTSE Nareit Equity Retail Index	100.00	95.04	105.16	78.68	119.52	103.63

Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2022 to October 31, 2022	—	$—	—	$278,707,048
November 1, 2022 to November 30, 2022	—	—	—	$278,707,048
December 1, 2022 to December 31, 2022	—	—	—	$278,707,048
	—	$—	—

(1)On February 12, 2017, the Company's Board of Directors authorized the repurchase of up to $500.0 million of the Company's outstanding common shares from time to time as market conditions warrant.

ITEM 6.    RESERVED
Not applicable.
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, the Operating Partnership. As of December 31, 2022, the Operating Partnership owned or had an ownership interest in 44 Regional Town Centers (including office, hotel and residential space adjacent to these shopping centers), five community/power shopping centers, one office property and one redevelopment property. These 51 Regional Town Centers, community/power shopping centers, office and redevelopment properties consist of approximately 47 million square feet of gross leasable area (“GLA”) and are referred to herein as the “Centers”. The Centers consist of consolidated Centers (“Consolidated Centers”) and unconsolidated joint venture Centers (“Unconsolidated Joint Venture Centers”) as set forth in “Item 2. Properties,” unless the context otherwise requires. The Company is a self-administered and self-managed REIT and conducts all of its operations through the Operating Partnership and the Management Companies.
The following discussion is based primarily on the consolidated financial statements of the Company for the years ended December 31, 2022, 2021 and 2020. It compares the results of operations and cash flows for the year ended December 31, 2022 to the results of operations and cash flows for the year ended December 31, 2021. Also included is a comparison of the results of operations and cash flows for the year ended December 31, 2021 to the results of operations and cash flows for the year ended December 31, 2020. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
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

For the twelve months ended December 31, 2022, the Company and certain joint venture partners sold various land parcels in separate transactions, resulting in the Company’s share of the gain on sale of land of $23.9 million. The Company used its share of the proceeds from these sales of $60.3 million to pay down debt and for other general corporate purposes.
Financing Activities:
On September 15, 2020, the Company closed on a loan extension agreement for the $191.0 million loan on Danbury Fair Mall. Under the extension agreement, the original loan maturity date of October 1, 2020 was extended to April 1, 2021 and subsequently to October 1, 2021. The loan amount and interest rate were unchanged following these extensions. On September 15, 2021, the Company further extended the loan maturity to July 1, 2022. The interest rate remained unchanged, and the Company repaid $10.0 million of the outstanding loan balance at closing. As discussed below, the Company further extended this loan.
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
On December 10, 2020, the Company made a loan (the "Partnership Loan") to the Company’s previously unconsolidated joint venture in Fashion District Philadelphia to fund the entirety of a $100.0 million repayment to reduce the mortgage loan on Fashion District Philadelphia from $301.0 million to $201.0 million. As discussed below, this mortgage loan matures on January 22, 2024, and bears interest at SOFR plus 3.6%. The partnership agreement for the joint venture was amended in connection with the Partnership Loan, and pursuant to the amended agreement, the Partnership Loan plus 15% accrued interest must be repaid prior to the resumption of 50/50 cash distributions to the Company and its joint venture partner (See Note 15–Consolidated Joint Venture and Acquisitions of the Company’s Consolidated Financial Statements).
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
On January 22, 2021, the Company closed on a one-year extension for the Green Acres Mall $258.2 million loan to February 3, 2022, which also included a one-year extension option to February 3, 2023 that has been exercised. The interest rate remained unchanged, and the Company repaid $9 million of the outstanding loan balance at closing. As discussed below, the Company replaced this loan prior to its maturity date.
On March 25, 2021, the Company closed on a two-year extension for the Green Acres Commons $124.6 million loan to March 29, 2023. The interest rate is LIBOR plus 2.75% and the Company repaid $4.7 million of the outstanding loan balance at closing. As discussed below, the Company replaced this loan prior to its maturity date.
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
The Company did not repay the loan on Towne Mall on its maturity date of November 1, 2022, and has begun the process of transitioning the property to a loan receiver.
On November 14, 2022, the Company’s joint venture in Washington Square extended the maturity date on the $503.0 million loan on the property to November 1, 2026, including extension options. The loan bears interest at a floating interest rate of SOFR plus 4.0%, subject to an interest rate cap agreement that effectively prevents SOFR from exceeding 4.0% through November 1, 2023. The joint venture repaid $15.0 million ($9.0 million at the Company's pro rata share) of the loan at closing.
On December 9, 2022, the Company extended the maturity date on the $300.0 million loan on Santa Monica Place to December 9, 2025, including extension options. The loan bears interest at a floating interest rate of LIBOR plus 1.48%.
On January 3, 2023, the Company replaced the existing $363.0 million of combined loans on Green Acres Mall and Green Acres Commons, both of which were scheduled to mature during the first quarter of 2023, with a $370.0 million loan that bears interest at a fixed rate of 5.90%, is interest only during the entire loan term and matures on January 6, 2028.
On January 20, 2023, the Company exercised its one-year extension option of the loan on Fashion District Philadelphia to January 22, 2024. The interest rate is SOFR plus 3.60% and the Company repaid $26.1 million of the outstanding loan balance at closing.
The Company’s joint venture that owns Scottsdale Fashion Square expects to replace the existing $406 million mortgage loan on the property with a $700 million, five-year, fixed-rate loan. The Company expects the joint venture to close this refinancing during the first quarter of 2023, subject to negotiating final documentation and customary closing conditions.
Redevelopment and Development Activities:
The Company has a 50/50 joint venture with Simon Property Group, which was initially formed to develop Los Angeles Premium Outlets, a premium outlet center in Carson, California. The Company has funded $38.6 million of the total $77.2 million incurred by the joint venture as of December 31, 2022.
The Company is redeveloping an approximately 150,000 square foot, three-level space (formerly occupied by Bloomingdale’s and Arclight Theatre) at Santa Monica Place, a 527,000 square foot regional town center in Santa Monica, California, with an entertainment destination use, high-end fitness, and co-working space. The total cost of the project is estimated to be between $35.0 million and $40.0 million. The Company has incurred approximately $1.2 million as of December 31, 2022. The anticipated opening is in 2024.
The Company’s joint venture in Scottsdale Fashion Square, a 1,884,000 square foot regional town center in Scottsdale, Arizona, is redeveloping a two-level Nordstrom wing with luxury-focused retail and restaurant uses. The total cost of the project is estimated to be between $80.0 million and $90.0 million, with $40.0 million and $45.0 million estimated to be the Company’s pro rata share. The Company has incurred $2.6 million of the total $5.1 million incurred by the joint venture as of December 31, 2022. The anticipated opening is in 2024.
Other Transactions and Events:
The Company declared a cash dividend of $0.15 per share of its common stock for each of the first three quarters of 2022 and a cash dividend of $0.17 per share of its common stock for the fourth quarter of 2022. On January 27, 2023, the Company announced a first quarter cash dividend of $0.17 per share of its common stock, which will be paid on March 3, 2023 to stockholders of record on February 17, 2023. The dividend amount will be reviewed by the Board on a quarterly basis. See “Liquidity and Capital Resources” for a further discussion of the Company’s anticipated liquidity needs, and the measures taken by the Company to meet those needs.
In connection with the commencement of separate "at the market" offering programs, on each of February 1, 2021 and March 26, 2021, which are referred to as the "February 2021 ATM Program" and the "March 2021 ATM Program,"

respectively, and collectively as the "ATM Programs," the Company entered into separate equity distribution agreements with certain sales agents pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500 million under each of the February 2021 ATM Program and the March 2021 ATM Program, or a total of $1 billion under the ATM Programs. As of December 31, 2022, the Company had approximately $151.7 million of gross sales of its common stock available under the March 2021 ATM Program. The February 2021 ATM Program was fully utilized as of June 30, 2021 and is no longer active.
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
Some of these estimates and assumptions include judgments on revenue recognition, estimates for common area maintenance and real estate tax accruals, provisions for uncollectible accounts, impairment of long-lived assets, the allocation of purchase price between tangible and intangible assets, capitalization of costs and fair value measurements. The Company’s significant accounting policies and estimates are described in more detail in Note 2—Summary of Significant Accounting Policies in the Company’s Notes to the Consolidated Financial Statements. However, the following policies are deemed to be critical:
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
For the comparison of the year ended December 31, 2021 to the year ended December 31, 2020, the Redevelopment Properties are Paradise Valley Mall and certain ground up developments.
For the comparison of the year ended December 31, 2022 to the year ended December 31, 2021, the JV Transition Centers are the two former Sears parcels at Deptford Mall and Vintage Faire Mall (See "Acquisitions" in Management's Overview and Summary), and for the comparison of the year ended December 31, 2021 to the year ended December 31, 2020, the JV Transition Centers are Fashion District Philadelphia and Sears South Plains. The change in revenues and expenses at the JV Transition Centers is primarily due to the conversion of Fashion District Philadelphia from an Unconsolidated Joint Venture Center to a Consolidated Center (See Note 15–Consolidated Joint Venture and Acquisitions in the Company's Notes to the Consolidated Financial Statements).
For the comparison of the year ended December 31, 2022 to the year ended December 31, 2021 and the comparison of the year ended December 31, 2021 to the year ended December 31, 2020, the Disposition Properties are Paradise Valley Mall and Tucson La Encantada.
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
During the trailing twelve months ended December 31, 2022, comparable tenant sales for spaces less than 10,000 square feet across the portfolio increased by 2.8% compared to the time frame in 2021. The leased occupancy rate of 92.6% at December 31, 2022 represented a 1.1% increase from 91.5% at December 31, 2021 and a 0.5% sequential increase compared to the 92.1% occupancy rate at September 30, 2022. Releasing spreads increased as the Company executed leases at an average rent of $60.48 for new and renewal leases executed compared to $58.16 on leases expiring, resulting in a releasing spread increase of $2.32 per square foot, or 4%, for the trailing twelve months ended December 31, 2022.
The Company continues to renew or replace leases that are scheduled to expire in 2023, however, for a variety of factors, the Company cannot be certain of its ability to sign, renew or replace leases expiring in 2023 or beyond. These leases that are scheduled to expire represent approximately 1.0 million square feet of the Centers, accounting for 18.14% of the GLA of mall stores and freestanding stores, for spaces 10,000 square feet and under, as of December 31, 2022. These calculations exclude Centers under development or redevelopment and property dispositions (See “Acquisitions,” "Dispositions" and "Redevelopment and Development Activities" in Management's Overview and Summary), and include square footage of Centers owned by joint ventures at the Company’s share.
2023 lease expirations continue to be an important focal point for the Company. As of December 31, 2022, the Company has executed leases or commitments from retailers that are in lease documentation for 52% of the leased space expiring in 2023, and another 27% of such expiring space is in the letter of intent stage. Excluding those leases, the remaining leases expiring in 2023, which represent approximately 600,000 square feet of the Centers, are in the prospecting stage.

The Company has entered into 123 leases for new stores totaling approximately 1.1 million square feet that have opened or are planned for opening in 2023, and another 17 leases for new stores totaling approximately 925,000 square feet opening after 2023. While there may be additional new space openings in 2023, any such leases are not yet executed.
During the trailing twelve months ended December 31, 2022, the Company signed 314 new leases and 660 renewal leases comprising approximately 3.8 million square feet of GLA, of which 2.4 million square feet is related to the consolidated Centers. The average tenant allowance was $17.82 per square foot.
Outlook
The Company has a long-term four-pronged business strategy that focuses on the acquisition, leasing and management, redevelopment and development of Regional Town Centers. During 2022, the Company leased 3.8 million square feet, which represents the strongest year of leasing volume for the Company when measured on a comparable center basis since before the 2009 Global Financial Crisis. The Company’s portfolio also experienced the smallest volume of tenant bankruptcies since 2013. As of December 31, 2022, the Company’s portfolio leased occupancy was 92.6%, which has increased 4.1% in the past seven quarters since the pandemic-driven low of 88.5% as of March 31, 2021. The Company continues to make progress addressing the near-term maturities of its non-recourse mortgage debt, as further described below. Although fundamentals at the Centers continued to improve during 2022, operating results in 2023 could be negatively impacted by certain macro-economic factors, including any continued increase in inflation and interest rates or an economic slowdown or recession.
The Company experienced a positive impact to its leasing revenue during the three and twelve months ended December 31, 2022. Leasing revenue increased by approximately 1.9% and 5.2%, compared to the three and twelve months ended December 31, 2021, respectively. This increase includes the joint ventures at the Company’s share and excludes the Disposition Properties and The Shops at Northbridge, at the Company’s share. Among other factors, the increase for the year was primarily due to increases in occupancy and from decreases in retroactive rent abatements incurred in 2022 compared to 2021.
Traffic levels during the fourth quarter of 2022 continued to range in the mid 90%’s relative to the pre-pandemic fourth quarter of 2019. Similar traffic trends were generally consistent throughout all of 2022 when compared to pre-pandemic 2019. Comparable tenant sales from spaces less than 10,000 square feet across the portfolio for the trailing twelve months ended December 31, 2022 increased by 2.8% compared to the same period in 2021. Portfolio tenant sales per square foot for spaces less than 10,000 square feet for the trailing twelve months ended December 31, 2022 were $869 compared to $801 for the pre-pandemic trailing twelve months ended December 31, 2019.
During 2022, the Company signed 974 new and renewal leases for approximately 3.8 million square feet, compared to 816 leases and 3.4 million square feet signed during 2021. This leasing volume represented a 19% increase in the number of leases and a 10% increase in the amount of square footage leased compared to the same period in 2021 on a comparable basis.
The Company believes that diversity of use within its tenant base will be a prominent internal growth catalyst at its Centers going forward, as new uses enhance the productivity and diversity of the tenant mix and have the potential to significantly increase customer traffic at the applicable Centers. During the year ended December 31, 2022, the Company signed deals for new stores with new-to-Macerich portfolio uses for over 440,000 square feet, with another 210,000 square feet of such new-to-Macerich portfolio leases currently in negotiation as of the date of this Annual Report on Form 10-K.
As of December 31, 2022, the leased occupancy rate increased to 92.6%, a 1.1% increase compared to the leased occupancy rate of 91.5% at December 31, 2021 and a 0.5% sequential increase compared to the leased occupancy rate of 92.1% at September 30, 2022.
The Company’s rent collections through the year ended December 31, 2022 have been comparable to pre-COVID-19 levels for the year ended December 31, 2019. Prior to 2022, the Company completed the majority of its pandemic-driven negotiations with national and local tenants to secure rental payments. Those negotiations resulted in the Company entering into lease amendments that granted significant rental assistance in the form of rent deferral and/or rent reduction. Many of the Company’s leases contain co-tenancy clauses. Certain Anchor or small tenant closures have become permanent, whether caused by the pandemic or otherwise, and co-tenancy clauses within certain leases may be triggered as a result. The Company does not anticipate that the negative impact of such clauses on lease revenue will be significant.
During the year ended December 31, 2021, the Company incurred $47.6 million of rent abatements at the Company’s share, relating primarily to 2020 rents as a result of COVID-19 and negotiated $4.6 million of rent deferrals during the year ended December 31, 2021 at the Company’s share. During the year ended December 31, 2022, the Company incurred $1.4 million of rent abatements at the Company’s share. The Company negotiated $1.1 million of rent deferrals during the year ended December 31, 2022. As of December 31, 2022, $2.6 million of the rent deferrals remain outstanding, with $1.4 million scheduled to be repaid during 2023 and the balance scheduled for repayment thereafter.

During 2022, the pace of bankruptcy filings involving the Company’s tenants decreased substantially as compared to 2021, with only two bankruptcy filings involving three of the Company's tenants representing approximately 111,000 square feet of leased space and $2.2 million of annual leasing revenue at the Company’s share. The Company continues to expect that the pace of bankruptcy filings in 2023 will be low. Year-to-date in 2023, there have been two bankruptcy filings involving the Company’s tenants totaling seven leases and representing approximately 39,000 square feet of leased space and $1.9 million of annual leasing revenue.
During 2023, the Company expects to generate positive cash flow from operations after recurring operating capital expenditures, leasing capital expenditures and payment of dividends. This assumption does not include any potential capital generated from dispositions, refinancings or issuances of common equity. This expected surplus will be used to de-lever the Company’s balance sheet as well as to fund the Company’s development and redevelopment pipeline (See "—Redevelopment and Development Activities" in Management's Overview and Summary).
On February 2, 2022, the Company’s joint venture in FlatIron Crossing replaced the existing $197 million loan on the property with a new $175 million loan that bears interest at SOFR plus 3.70% and matures on February 9, 2025, including extension options. On April 29, 2022, the Company closed on a new $72 million loan at Pacific View with a fixed rate of 5.29% that matures on May 6, 2032. On May 6, 2022, the Company closed on a two-year extension of the loan on The Oaks to June 5, 2024. The loan will now bear a fixed interest rate of 5.25%, and the Company repaid $5.0 million of the outstanding loan balance at closing. On July 1, 2022, the Company extended the loan maturity on Danbury Fair Mall to July 1, 2023. The interest rate remained unchanged at 5.5%, and the Company repaid $10.0 million of the outstanding loan balance at closing. On November 14, 2022, the Company’s joint venture closed a four-year extension on the $503 million loan on Washington Square. $15 million of the loan was repaid at closing by the joint venture ($9 million at the Company’s share). The extended loan bears interest at a floating rate of SOFR plus 4.0%, subject to an interest rate cap agreement, and matures on November 1, 2026, including extension options. On December 9, 2022, the Company closed a three-year extension on the $300 million loan on Santa Monica Place. None of the loan amount was repaid at closing. The extended loan bears interest at a floating rate of LIBOR plus 1.48% and matures on December 9, 2025, including extension options. In addition, on January 3, 2023, the Company closed on a five-year $370.0 million combined refinance of Green Acres Mall and Green Acres Commons. The new interest only loan bears a fixed interest rate of 5.90% and matures on January 6, 2028. On January 20, 2023, the Company exercised its one-year extension option of the loan on Fashion District Philadelphia to January 22, 2024. The interest rate is SOFR plus 3.60% and the Company repaid $26.1 million of the outstanding loan balance at closing. The Company’s joint venture in Scottsdale Fashion Square expects to replace the existing $406.0 million mortgage loan on the property with a $700.0 million, five-year, fixed-rate loan. The Company expects the joint venture to close this refinancing during the first quarter of 2023, subject to negotiating final documentation and customary closing conditions. The Company did not repay the loan on Towne Mall on its maturity date of November 1, 2022, and has begun the process of transitioning the property to a loan receiver. (See “—Financing Activities” in Management’s Overview and Summary).
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
Comparison of Years Ended December 31, 2022 and 2021
Revenues:
Leasing revenue increased by $13.0 million, or 1.7%, from 2021 to 2022. The increase in leasing revenue is attributed to increases of $21.3 million from the Same Centers and $1.9 million from the JV Transition Centers offset in part by $10.2 million from the Disposition Properties. Leasing revenue includes the amortization of above and below-market leases, the amortization of straight-line rents, lease termination income and the provision for bad debts. The amortization of above and below-market leases increased from $1.9 million in 2021 to $2.2 million in 2022. The amortization of straight-line rents decreased from $5.9 million in 2021 to $(0.8) million in 2022. Lease termination income decreased from $19.1 million in 2021 to $13.0 million in 2022. Percentage rent decreased from $58.8 million in 2021 to $49.5 million in 2022. Recovery of bad debts decreased from $6.4 million in 2021 to $0.7 million in 2022.
Other income decreased from $33.9 million in 2021 to $30.1 million in 2022. This decrease is primarily due to income related to the Disposition Properties.

Management Companies' revenue increased from $26.0 million in 2021 to $28.5 million in 2022 due to an increase in management and leasing fees.
Shopping Center and Operating Expenses:
Shopping center and operating expenses decreased $5.1 million, or 1.7%, from 2021 to 2022. The decrease in shopping center and operating expenses is attributed to decreases of $1.2 million from the Same Centers and $4.6 million from the Disposition Properties, offset in part by an increase of $0.7 million from the JV Transition Centers.
Leasing Expenses:
Leasing expenses increased from $24.8 million in 2021 to $32.7 million in 2022 due to an increase in compensation expense.
Management Companies' Operating Expenses:
Management Companies' operating expenses increased $6.8 million from 2021 to 2022 due to an increase in compensation expense.
Depreciation and Amortization:
Depreciation and amortization decreased $19.5 million from 2021 to 2022. The decrease in depreciation and amortization is primarily attributed to a decrease of $10.9 million from the Same Centers and $9.7 million from the Disposition Properties offset in part by an increase of $1.1 million from the JV Transition Centers.
Interest Expense (Income):
Interest expense (income) increased $24.2 million from 2021 to 2022. The increase in interest expense (income) is attributed to an increase of $38.5 million from the financing arrangement (See Note 12–Financing Arrangement in the Company's Notes to the Consolidated Financial Statements) and $4.3 million from the Same Centers offset in part by decreases of $16.5 million from borrowings under the line of credit and $2.1 million from the Disposition Properties. The increase in interest expense from the financing arrangement is primarily due to the change in fair value of the underlying properties and the mortgage notes payable on the underlying properties.
The above interest expense items are net of capitalized interest, which increased from $9.5 million in 2021 to $10.5 million in 2022.
Equity in (Loss) Income of Unconsolidated Joint Ventures:
Equity in (loss) income of unconsolidated joint ventures decreased $20.9 million from 2021 to 2022. The decrease in equity in (loss) income of unconsolidated joint ventures is primarily due to the write-down of assets as a result of the reduction in the estimated holding periods of certain properties.
Gain (Loss) on Sale or Write Down of Assets, net:
Gain (loss) on sale or write down of assets, net decreased from $75.7 million in 2021 to $7.7 million in 2022. The decrease is primarily due to $11.1 million of impairments in 2022 and the $117.2 million gain on sale of Tucson La Encantada in 2021 offset in part by the sale and impairment loss of $41.6 million on Estrella Falls in 2021.
Net (Loss) Income:
Net income decreased $81.2 million from 2021 to 2022. The decrease in net income is primarily due to the variances noted above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold and loss on extinguishment of debt increased 3.4% from $423.2 million in 2021 to $437.5 million in 2022. For a reconciliation of net (loss) income attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold and loss on extinguishment of debt and FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold and loss on extinguishment of debt, see "Funds From Operations ("FFO")" below.
Operating Activities:

Cash provided by operating activities increased $51.1 million from 2021 to 2022. The increase is primarily due to the changes in assets and liabilities and the results, as discussed above.
Investing Activities:
Cash used in investing activities increased $236.4 million from 2021 to 2022. The increase in cash used in investing activities is primarily attributed to a decrease in proceeds from the sale of assets of $287.1 million offset in part by an increase of $37.4 million in distributions from unconsolidated joint ventures and $21.0 million in proceeds from collection of receivable in connection with sale of joint venture property.
Financing Activities:
Cash used in financing activities decreased $0.5 billion from 2021 to 2022. The decrease in cash used in financing activities is primarily due to the decrease in payments on mortgages, bank and other notes payable of $1.7 billion offset by a reduction in the amounts of net proceeds received from sales of common shares under the ATM Programs of $830.4 million and proceeds from mortgages, bank and other notes payable of $315.0 million.
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
Loss on Remeasurement of Assets:
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
Uses of Capital
The following tables summarize capital expenditures and lease acquisition costs incurred at the Centers (at the Company's pro rata share) for the years ended December 31:

(Dollars in thousands)	2022	2021	2020
Consolidated Centers:
Acquisitions of property, building improvement and equipment	$49,459	$18,715	$9,570
Development, redevelopment, expansion and renovation of Centers	55,493	46,341	38,405
Tenant allowances	25,045	22,101	12,413
Deferred leasing charges	2,443	2,585	3,044
	$132,440	$89,742	$63,432
Joint Venture Centers (at the Company's pro rata share):
Acquisitions of property, building improvement and equipment	$13,222	$18,803	$6,497
Development, redevelopment, expansion and renovation of Centers	74,592	48,512	109,902
Tenant allowances	16,757	11,594	4,804
Deferred leasing charges	4,057	2,881	2,111
	$108,628	$81,790	$123,314
The Company expects amounts to be incurred during the next twelve months for tenant allowances and deferred leasing charges to be comparable to 2022. The Company expects to incur approximately $150.0 million during 2023 for development, redevelopment, expansion and renovations. Capital for these expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of cash on hand, debt or equity financings, which are expected to include borrowings under the Company's line of credit, from property financings and construction loans, each to the extent available.
Sources of Capital
The Company has also generated liquidity in the past, and may continue to do so in the future, through equity offerings and issuances, property refinancings, joint venture transactions and the sale of non-core assets. For example, the Company sold Paradise Valley Mall in Phoenix, Arizona and Tucson La Encantada in Tucson, Arizona during the year ended December 31, 2021 and used the proceeds to pay down its line of credit and other debt obligations. During the year ended December 31, 2022, the Company and certain joint venture partners sold various land parcels in separate transactions for aggregate proceeds of $60.3 million (at the Company's share), which the Company used to pay down debt and for other general corporate purposes. Furthermore, the Company has filed a shelf registration statement, which registered an unspecified amount of common stock, preferred stock, depositary shares, debt securities, warrants, rights, stock purchase contracts and units that may be sold from time to time by the Company.

On each of February 1, 2021 and March 26, 2021, the Company registered a separate "at the market" offering program, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500 million under each ATM Program, or a total of $1.0 billion under the ATM Programs, in amounts and at times to be determined by the Company. During the twelve months ended December 31, 2021, the Company issued approximately 62.0 million shares of common stock under the ATM Programs for net proceeds of $830.2 million. During the twelve months ended December 31, 2022, no shares were issued under the March 2021 ATM Program. As of December 31, 2022, the Company had approximately $151.7 million of gross sales of its common stock available under the March 2021 ATM Program.
The capital and credit markets can fluctuate and, at times, limit access to debt and equity financing for companies. The Company has been able to access capital; however, there is no assurance the Company will be able to do so in future periods or on similar terms and conditions. Many factors impact the Company's ability to access capital, such as its overall debt level, interest rates, interest coverage ratios and prevailing market conditions, including periods of economic slowdown or recession. The Company expects to incur increased interest expense from the refinancing or extension of loans that may currently carry below-market interest rates. In addition, increases in the Company's proportion of floating rate debt will cause it to be subject to interest rate fluctuations in the future.

The Company's total outstanding loan indebtedness, which includes mortgages and other notes payable, at December 31, 2022 was $6.81 billion (consisting of $4.40 billion of consolidated debt, less $0.41 billion of noncontrolling interests, plus $2.82 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand, with the exception of the loan on Towne Mall.
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
Additionally, as of December 31, 2022, the Company was contingently liable for $40.9 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. As of December 31, 2022, $40.7 million of these letters of credit were secured by restricted cash. The Company does not believe that these letters of credit will result in a liability to the Company.
On February 2, 2022, the Company’s joint venture in FlatIron Crossing replaced the existing $197 million loan on the property with a new $175 million loan that bears interest at SOFR plus 3.70% and matures on February 9, 2025, including extension options. On April 29, 2022, the Company closed on a new $72 million loan at Pacific View with a fixed rate of 5.29% that matures on May 6, 2032. On May 6, 2022, the Company closed on a two-year extension of the loan on The Oaks to June 5, 2024. The loan will now bear a fixed interest rate of 5.25%, and the Company repaid $5.0 million of the outstanding loan balance at closing. On July 1, 2022, the Company extended the loan maturity on Danbury Fair Mall to July 1, 2023. The interest rate remained unchanged at 5.5%, and the Company repaid $10.0 million of the outstanding loan balance at closing. On November 14, 2022, the Company’s joint venture closed a four-year extension on the $503 million loan on Washington Square. $15 million of the loan was repaid at closing by the joint venture ($9 million at the Company’s share). The extended loan bears interest at a floating rate of SOFR plus 4.0%, subject to an interest rate cap agreement, and matures on November 1, 2026, including extension options. On December 9, 2022, the Company closed a three-year extension on the $300 million loan on Santa Monica Place. None of the loan amount was repaid at closing. The extended loan bears interest at a floating rate of LIBOR plus 1.48% and matures on December 9, 2025, including extension options. In addition, on January 3, 2023, the Company closed on a five-year $370.0 million combined refinance of Green Acres Mall and Green Acres Commons. The new interest only loan bears a fixed interest rate of 5.90% and matures on January 6, 2028. On January 20, 2023, the Company exercised its one-year extension option of the loan on Fashion District Philadelphia to January 22, 2024. The interest rate is SOFR plus 3.60% and the Company repaid $26.1 million of the outstanding loan balance at closing. The Company’s joint venture in Scottsdale Fashion Square expects to replace the existing $406.0 million mortgage loan on the property with a $700.0 million, five-year, fixed-rate loan. The Company expects the joint venture to close this refinancing during the first quarter of 2023, subject to negotiating final documentation and customary closing conditions. The Company did not repay the loan on Towne Mall on its maturity date of November 1, 2022, and has begun the process of transitioning the property to a loan receiver. (See “—Financing Activities” in Management’s Overview and Summary).
The Company has a $700 million credit facility, including a $525 million revolving loan facility that matures on April 14, 2023, with a one-year extension option. The revolving loan facility can be expanded up to $800 million, subject to receipt of lender commitments and other conditions. All obligations under the credit facility are guaranteed unconditionally by the Company and are secured in the form of mortgages on certain wholly-owned assets and pledges of equity interests held by certain of the Company’s subsidiaries. The credit facility bears interest at LIBOR plus a spread of 2.25% to 3.25% depending on Company’s overall leverage level. As of December 31, 2022, the borrowing rate was LIBOR plus 2.25%. As of December 31, 2022, borrowings under the credit facility were $171.0 million less unamortized deferred finance costs of $7.9 million for the revolving loan facility at a total interest rate of 8.08%. As of December 31, 2022, the Company’s availability under the revolving loan facility for additional borrowings was $353.8 million.
Cash dividends and distributions for the twelve months ended December 31, 2022 were $186.3 million which were funded by operations.

At December 31, 2022, the Company was in compliance with all applicable loan covenants under its agreements.
At December 31, 2022, the Company had cash and cash equivalents of $100.3 million.
Material Cash Commitments:
The following is a schedule of material cash commitments as of December 31, 2022 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Cash Commitments	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)(1)(2)	$5,125,634	$828,237	$1,947,004	$677,844	$1,672,549
Lease obligations(3)	181,949	14,705	34,187	23,899	109,158
	$5,307,583	$842,942	$1,981,191	$701,743	$1,781,707
_______________________________________________________________________________
(1)Interest payments on floating rate debt were based on rates in effect at December 31, 2022.
(2)On January 3, 2023, the Company closed a $370 million, five-year refinance of the combined loans that formerly encumbered Green Acres Mall and Green Acres Commons. On January 20, 2023, the Company exercised its one-year extension option of the Fashion District Philadelphia loan to January 22, 2024 and repaid $26.1 million of the outstanding loan balance at closing (See “Financing Activity” in Management’s Overview and Summary).
(3)See Note 8—Leases in the Company's Notes to the Consolidated Financial Statements.
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

Funds From Operations ("FFO") (Continued)
Management compensates for the limitations of FFO by providing investors with financial statements prepared according to GAAP, along with this detailed discussion of FFO and a reconciliation of net (loss) income to FFO and FFO—diluted. Management believes that to further understand the Company's performance, FFO should be compared with the Company's reported net (loss) income and considered in addition to cash flows in accordance with GAAP, as presented in the Company's consolidated financial statements. The following reconciles net (loss) income attributable to the Company to FFO and FFO—diluted attributable to common stockholders and unit holders—basic and diluted, excluding financing expense in connection with Chandler Freehold and loss on extinguishment of debt, net and costs related to shareholder activism for the years ended December 31, 2022, 2021, 2020, 2019 and 2018 (dollars and shares in thousands):

	2022	2021	2020	2019	2018
Net (loss) income attributable to the Company	$(66,068)	$14,263	$(230,203)	$96,820	$60,020
Adjustments to reconcile net (loss) income attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted:
Noncontrolling interests in the Operating Partnership	(2,660)	714	(16,822)	7,131	4,407
(Gain) loss on sale or write down of consolidated assets, net	(7,698)	(75,740)	68,112	11,909	31,825
Loss on remeasurement of consolidated assets	—	—	163,298	—	—
Add: gain on undepreciated asset sales or write-down from consolidated assets	16,091	19,461	7,777	3,829	4,884
Less: loss on write-down of non-real estate sales or write-down of assets—consolidated assets	(2,000)	(2,200)	(4,154)	—	—
Add: noncontrolling interests share of gain (loss) on sale or write-down of assets—consolidated assets	6,287	9,732	(120)	(2,822)	580
Loss (gain) on sale or write down of assets—unconsolidated joint ventures(1)	19,397	4,931	(6)	462	(2,993)
Add: gain on sale of undepreciated assets—unconsolidated joint ventures(1)	7,794	93	—	—	666
Depreciation and amortization on consolidated assets	291,612	311,129	319,619	330,726	327,436
Less: noncontrolling interests in depreciation and amortization—consolidated assets	(21,592)	(29,239)	(15,517)	(15,124)	(14,793)
Depreciation and amortization—unconsolidated joint ventures(1)	176,303	182,956	199,680	189,728	174,952
Less: depreciation on personal property	(12,834)	(12,955)	(15,734)	(15,997)	(13,699)
FFO attributable to common stockholders and unit holders—basic and diluted	404,632	423,145	475,930	606,662	573,285
Financing expense in connection with Chandler Freehold	32,902	(955)	(136,425)	(69,701)	(8,849)
FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold—basic and diluted	437,534	422,190	339,505	536,961	564,436
Loss on extinguishment of debt, net—consolidated assets	—	1,007	—	351	—
Costs related to shareholder activism	—	—	—	—	19,369
FFO attributable to common stockholders and unit holders excluding financing expense in connection with Chandler Freehold, extinguishment of debt, net and costs related to shareholder activism—diluted	$437,534	$423,197	$339,505	$537,312	$583,805
Weighted average number of FFO shares outstanding for:
FFO attributable to common stockholders and unit holders—basic(2)	223,678	207,991	156,920	151,755	151,502
Adjustments for the impact of dilutive securities in computing FFO—diluted:
Share and unit-based compensation plans	—	—	—	—	2
FFO attributable to common stockholders and unit holders—diluted(3)	223,678	207,991	156,920	151,755	151,504

_______________________________________________________________________________
(1)Unconsolidated assets are presented at the Company's pro rata share.
(2)Calculated based upon basic net income as adjusted to reach basic FFO. During the years ended December 31, 2022, 2021, 2020, 2019 and 2018, there were 8.6 million, 9.9 million, 10.7 million, 10.4 million and 10.4 million OP Units outstanding, respectively.
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
The following table sets forth information as of December 31, 2022 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the years ending December 31,
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long term debt:
Fixed rate(1)	$517,585	$530,491	$608,383	$538,780	$1,682	$1,527,758	$3,724,679	$3,385,936
Average interest rate	4.55%	4.39%	3.49%	3.55%	4.82%	4.05%	4.01%
Floating rate(1)(2)	132,820	267,927	300,000	—	—	—	700,747	679,550
Average interest rate	6.91%	7.15%	5.79%	—%	—%	—%	6.53%
Total debt—Consolidated Centers	$650,405	$798,418	$908,383	$538,780	$1,682	$1,527,758	$4,425,426	$4,065,486
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long term debt (at the Company's pro rata share):
Fixed rate(3)	$333,870	$371,432	$240,112	$743,959	$386,594	$665,795	$2,741,762	$2,591,309
Average interest rate	3.42%	4.15%	5.47%	5.52%	3.99%	3.86%	4.46%
Floating rate	11,500	79,150	—	—	—	—	90,650	86,941
Average interest rate	6.23%	5.75%	—%	—%	—%	—%	5.81%
Total debt—Unconsolidated Joint Venture Centers	$345,370	$450,582	$240,112	$743,959	$386,594	$665,795	$2,832,412	$2,678,250
_______________________________________________________________________________
(1)On January 3, 2023, the Company closed a $370 million, five-year refinance of the combined loans that formerly encumbered Green Acres Mall and Green Acres Commons (See “Financing Activity” in Management’s Overview and Summary).
(2)On January 20, 2023, the Company exercised its one-year extension option of the Fashion District Philadelphia loan to January 22, 2024 and repaid $26.1 million of the outstanding loan balance at closing (See “Financing Activity” in Management’s Overview and Summary).
(3)The Company's joint venture in Scottsdale Fashion Square expects to replace the existing $406.0 million mortgage loan on the property with a $700.0 million, five-year, fixed rate loan. The Company expects the joint venture to close this refinancing during the first quarter of 2023, subject to negotiating final documentation and customary closing conditions (See "Financing Activity" in Management's Overview and Summary).
The Consolidated Centers' total fixed rate debt at December 31, 2022 and 2021 was $3.7 billion and $3.8 billion, respectively. The average interest rate on such fixed rate debt at December 31, 2022 and 2021 was 4.01% and 3.94%, respectively. The Consolidated Centers' total floating rate debt at December 31, 2022 and 2021 was $0.7 billion. The average interest rate on such floating rate debt at December 31, 2022 and 2021 was 6.53% and 2.61%, respectively.
The Company's pro rata share of the Unconsolidated Joint Venture Centers' fixed rate debt at December 31, 2022 and 2021 was $2.7 billion and $2.8 billion, respectively. The average interest rate on such fixed rate debt at December 31, 2022 and

2021 was 4.46% and 3.83%, respectively. The Company's pro rata share of the Unconsolidated Joint Venture Centers' floating rate debt at December 31, 2022 and 2021 was $90.7 million and $104.3 million, respectively. The average interest rate on such floating rate debt at December 31, 2022 and 2021 was 5.81% and 2.60%, respectively.
The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value. Interest rate cap agreements offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements effectively replace a floating rate on the notional amount with a fixed rate as noted above. As of December 31, 2022, the Company has interest rate cap agreements in place (See Note 4—Investments in Unconsolidated Joint Ventures and Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements). The respective loans each require an interest rate cap agreement to be in place at all times, which limits how high the prevailing floating loan rate index (i.e., LIBOR or SOFR) for the loans can rise. As of the date of this report, LIBOR/SOFR for each of these loans exceeded the strike interest rate (the "Strike Rate") within the required interest rate cap agreement. If LIBOR/SOFR does exceed the Strike Rate, each of these loans would then be considered fixed rate debt. If LIBOR/SOFR for these respective loans thereafter no longer exceeds the Strike Rate, then these loans would once again be considered floating rate debt.
In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $7.9 million per year based on $791.4 million of floating rate debt outstanding at December 31, 2022.
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
The Company expects that all LIBOR settings relevant to it will cease to be published or will no longer be representative after June 30, 2023. The discontinuation of LIBOR will not affect the Company’s ability to borrow or maintain already outstanding borrowings or hedging transactions, but if the Company’s contracts indexed to LIBOR, including certain contracts governing the variable rate debt of the Company and its joint ventures and the Company’s interest rate caps, are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest or hedging costs that are higher than if LIBOR remained available. Additionally, although SOFR is the Alternative Reference Rates Committee’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in ways that would result in higher interest or hedging costs for the Company. It is not yet possible to predict the magnitude of LIBOR’s end on the Company’s borrowing costs given the remaining uncertainty about which rates will replace LIBOR. As of December 31, 2022, each of the agreements governing the Company’s variable rate debt provides for the replacement of LIBOR if it becomes unavailable during the term of such agreement. The Company does not expect that the costs of converting any remaining LIBOR-based loans to SOFR-based loans to be significant.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Refer to the Financial Statements and Financial Statement Schedules for the required information appearing in Item 15.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusion Regarding Effectiveness of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation as of December 31, 2022, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the

Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). The Company's management concluded that, as of December 31, 2022, its internal control over financial reporting was effective based on this assessment.
KPMG LLP, the independent registered public accounting firm that audited the Company's 2022 consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the Company's internal control over financial reporting which follows below.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
The Macerich Company:

Opinion on Internal Control Over Financial Reporting
We have audited The Macerich Company and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement Schedule III - Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 24, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
February 24, 2023

ITEM 9B.    OTHER INFORMATION
None
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 will be included in the Company’s definitive proxy statement to be filed for its 2023 Annual Meeting of Stockholders and is incorporated by reference herein.
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
During 2022, there were no material changes to the procedures described in the Company's proxy statement relating to the 2022 Annual Meeting of Stockholders by which stockholders may recommend director nominees to the Company.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 will be included in the Company’s definitive proxy statement to be filed for its 2023 Annual Meeting of Stockholders and is incorporated by reference herein.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 will be included in the Company’s definitive proxy statement to be filed for its 2023 Annual Meeting of Stockholders and is incorporated by reference herein.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be included in the Company’s definitive proxy statement to be filed for its 2023 Annual Meeting of Stockholders and is incorporated by reference herein.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 will be included in the Company’s definitive proxy statement to be filed for its 2023 Annual Meeting of Stockholders and is incorporated by reference herein.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

ITEM 16.    FORM 10-K SUMMARY
Not applicable.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
The Macerich Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Macerich Company and subsidiaries (Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement Schedule III - Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the Company’s evaluation of the expected holding period for operating properties
As discussed in Notes 2 and 6 to the consolidated financial statements, the Company assesses whether an indicator of impairment in the carrying value of its properties exists by considering property operating performance, holding periods, capitalization rates, and other market factors. Property, net as of December 31, 2022 was $6,128 million, or 76% of total assets.
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
Evaluation of the fair value of the Chandler Freehold financing arrangement obligation
As discussed in Notes 2 and 12 to the consolidated financial statements, the Company reports the Chandler Freehold consolidated joint venture as a financing arrangement with the related deferred gain recorded as a liability at fair value. The fair value of the financing arrangement obligation is determined primarily based upon the fair value of the underlying shopping centers, Chandler Fashion Center and Freehold Raceway Mall, owned by the Chandler Freehold consolidated joint venture. The fair value of the shopping centers is estimated using a discounted cash flow model. Subsequent changes in the fair value of the financing arrangement obligation are recorded as interest expense. The financing arrangement obligation as of December 31, 2022 was $143 million, or 3% of total liabilities. The adjustment to fair value of the financing arrangement obligation was $24 million, or 37% of net income for the year ended December 31, 2022.
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

/s/ KPMG LLP
We have served as the Company’s auditor since 2010
Los Angeles, California
February 24, 2023

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)

	December 31,
	2022	2021
ASSETS:
Property, net	$6,127,790	$6,284,206
Cash and cash equivalents	100,320	112,454
Restricted cash	80,819	54,517
Tenant and other receivables, net	183,593	211,361
Right-of-use assets, net	126,606	110,638
Deferred charges and other assets, net	247,424	254,908
Due from affiliates	3,299	—
Investments in unconsolidated joint ventures	1,224,288	1,317,571
Total assets	$8,094,139	$8,345,655
LIABILITIES AND EQUITY:
Mortgage notes payable	$4,240,596	$4,423,554
Bank and other notes payable	163,117	104,811
Accounts payable and accrued expenses	63,107	59,228
Due to affiliates	—	327
Lease liabilities	94,911	80,711
Other accrued liabilities	318,745	254,279
Distributions in excess of investments in unconsolidated joint ventures	121,093	127,608
Financing arrangement obligation	143,221	118,988
Total liabilities	5,144,790	5,169,506
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized at December 31, 2022 and 2021, 215,241,129 and 214,797,057 shares issued and outstanding at December 31, 2022 and 2021, respectively	2,151	2,147
Additional paid-in capital	5,506,084	5,488,440
Accumulated deficit	(2,643,094)	(2,443,696)
Accumulated other comprehensive income (loss)	632	(24)
Total stockholders' equity	2,865,773	3,046,867
Noncontrolling interests	83,576	129,282
Total equity	2,949,349	3,176,149
Total liabilities and equity	$8,094,139	$8,345,655

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	For The Years Ended December 31,
	2022	2021	2020
Revenues:
Leasing revenue	$800,548	$787,547	$740,323
Other	30,104	33,867	22,242
Management Companies	28,512	26,023	23,461
Total revenues	859,164	847,437	786,026
Expenses:
Shopping center and operating expenses	289,884	295,016	257,212
Leasing expense	32,670	24,838	25,191
Management Companies' operating expenses	67,799	61,030	65,576
REIT general and administrative expenses	27,164	30,056	30,339
Depreciation and amortization	291,612	311,129	319,619
	709,129	722,069	697,937
Interest expense (income):
Related parties	34,735	(3,718)	(135,281)
Other	182,116	196,397	210,831
	216,851	192,679	75,550
Loss on extinguishment of debt	—	1,007	—
Total expenses	925,980	915,755	773,487
Equity in (loss) income of unconsolidated joint ventures	(5,256)	15,689	(27,038)
Income tax (expense) benefit	(705)	(6,948)	447
Loss on remeasurement of assets	—	—	(163,298)
Gain (loss) on sale or write down of assets, net	7,698	75,740	(68,112)
Net (loss) income	(65,079)	16,163	(245,462)
Less net income (loss) attributable to noncontrolling interests	989	1,900	(15,259)
Net (loss) income attributable to the Company	$(66,068)	$14,263	$(230,203)
Earnings per common share attributable to common stockholders:
Basic	$(0.31)	$0.07	$(1.58)
Diluted	$(0.31)	$0.07	$(1.58)
Weighted average number of common shares outstanding:
Basic	215,031,000	198,070,000	146,232,000
Diluted	215,031,000	198,070,000	146,232,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands)

	For The Years Ended December 31,
	2022	2021	2020
Net (loss) income	$(65,079)	$16,163	$(245,462)
Other comprehensive income:
Interest rate cap/swap agreements	656	8,184	843
Comprehensive (loss) income	(64,423)	24,347	(244,619)
Less net income (loss) attributable to noncontrolling interests	989	1,900	(15,259)
Comprehensive (loss) income attributable to the Company	$(65,412)	$22,447	$(229,360)
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

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Dollars in thousands, except per share data)

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at December 31, 2020	149,770,575	$1,498	$4,603,378	$(2,339,619)	$(8,208)	$2,257,049	$188,211	$2,445,260
Net income	—	—	—	14,263	—	14,263	1,900	16,163
Interest rate cap/swap agreements	—	—	—	—	8,184	8,184	—	8,184
Amortization of share and unit-based plans	248,264	2	17,996	—	—	17,998	—	17,998
Employee stock purchases	143,191	1	1,347	—	—	1,348	—	1,348
Stock offerings, net	62,049,131	620	829,621	—	—	830,241	—	830,241
Distributions declared ($0.60) per share	—	—	—	(118,340)	—	(118,340)	—	(118,340)
Distributions to noncontrolling interests	—	—	—	—	—	—	(25,107)	(25,107)
Contributions from noncontrolling interests	—	—	—	—	—	—	580	580
Conversion of noncontrolling interests to common shares	2,585,896	26	48,781	—	—	48,807	(48,807)	—
Redemption of noncontrolling interests	—	—	(17)	—	—	(17)	(161)	(178)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(12,666)	—	—	(12,666)	12,666	—
Balance at December 31, 2021	214,797,057	$2,147	$5,488,440	$(2,443,696)	$(24)	$3,046,867	$129,282	$3,176,149

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Dollars in thousands, except per share data)

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at December 31, 2021	214,797,057	$2,147	$5,488,440	$(2,443,696)	$(24)	$3,046,867	$129,282	$3,176,149
Net (loss) income	—	—	—	(66,068)	—	(66,068)	989	(65,079)
Interest rate cap/swap agreements	—	—	—	—	656	656	—	656
Amortization of share and unit-based plans	218,771	2	22,117	—	—	22,119	—	22,119
Employee stock purchases	179,723	2	1,739	—	—	1,741	—	1,741
Stock offerings, net	—	—	(183)	—		(183)	—	(183)
Distributions declared ($0.62) per share	—	—	—	(133,330)	—	(133,330)	—	(133,330)
Distributions to noncontrolling interests	—	—	—	—	—	—	(52,998)	(52,998)
Contributions from noncontrolling interests	—	—	—	—	—	—	602	602
Conversion of noncontrolling interests to common shares	45,578	—	2,700	—	—	2,700	(2,700)	—
Redemption of noncontrolling interests	—	—	177	—	—	177	(505)	(328)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(8,906)	—	—	(8,906)	8,906	—
Balance at December 31, 2022	215,241,129	$2,151	$5,506,084	$(2,643,094)	$632	$2,865,773	$83,576	$2,949,349

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net (loss) income	$(65,079)	$16,163	$(245,462)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on extinguishment of debt	—	1,007	—
Loss on remeasurement of assets	—	—	163,298
(Gain) loss on sale or write down of assets, net	(7,698)	(75,740)	68,112
Depreciation and amortization	302,480	324,403	326,058
Amortization of net premium on mortgage notes payable	—	—	(773)
Amortization of share and unit-based plans	17,638	14,273	13,843
Straight-line rent and amortization of above and below market leases, net	(1,271)	(7,691)	(23,707)
(Recovery of) provision for doubtful accounts	(656)	(6,390)	44,250
Income tax expense (benefit)	705	6,948	(447)
Equity in loss (income) of unconsolidated joint ventures	5,256	(15,689)	27,038
Change in fair value of financing arrangement obligation	24,233	(15,390)	(139,522)
Distributions of income from unconsolidated joint ventures	1,532	48	—
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables	6,610	62,421	(105,947)
Other assets	(13,246)	14,876	810
Due (from) to affiliates	(3,626)	1,939	3,385
Accounts payable and accrued expenses	(382)	(6,746)	15,479
Other accrued liabilities	71,014	(28,064)	(21,578)
Net cash provided by operating activities	337,510	286,368	124,837
Cash flows from investing activities:
Acquisition of property	(24,544)	—	—
Development, redevelopment, expansion and renovation of properties	(42,153)	(77,686)	(45,161)
Property improvements	(52,640)	(30,521)	(23,143)
Proceeds from collection of notes receivable	—	1,300	—
Deferred leasing costs	(3,111)	(2,720)	(3,212)
Distributions from unconsolidated joint ventures	131,306	93,927	78,427
Contributions to unconsolidated joint ventures	(81,718)	(86,846)	(132,466)
Cash and restricted cash acquired from acquisition of previously unconsolidated joint venture	—	—	5,811
Loan to previously unconsolidated joint venture	—	—	(100,000)
Proceeds from collection of receivable in connection with sale of joint venture property	21,000	—	—
Proceeds from sale of assets	50,458	337,514	16,896
Net cash (used in) provided by investing activities	(1,402)	234,968	(202,848)

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	205,000	520,000	660,000
Payments on mortgages, bank and other notes payable	(334,075)	(2,020,395)	(33,972)
Deferred financing costs	(6,446)	(22,872)	(4,320)
Proceeds from finance lease	—	—	4,115
Payments on finance leases	(1,923)	(1,849)	(1,534)
Proceeds from share and unit-based plans	1,741	1,348	1,531
(Costs) proceeds from stock offerings, net	(183)	830,241	—
Redemption of noncontrolling interests	(328)	(178)	(29)
Contributions from noncontrolling interests	602	128	525
Dividends and distributions	(186,328)	(143,447)	(179,862)
Net cash (used in) provided by financing activities	(321,940)	(837,024)	446,454
Net increase (decrease) in cash, cash equivalents and restricted cash	14,168	(315,688)	368,443
Cash and cash equivalents and restricted cash at beginning of year	166,971	482,659	114,216
Cash and cash equivalents and restricted cash at end of year	$181,139	$166,971	$482,659
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$180,321	$204,221	$199,147
Non-cash investing and financing activities:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$35,334	$18,279	$29,376
Conversion of Operating Partnership Units to common stock	$2,700	$48,807	$12,086
Receivable in connection with sale of joint venture property	$—	$21,000	$—
Lease liabilities recorded in connection with right-of-use assets	$—	$—	$—
Assets acquired from previously unconsolidated joint venture	$23,554	$—	$395,844
Liabilities assumed from previously unconsolidated joint venture	$—	$—	$263,393
Property distribution from unconsolidated joint venture	$—	$—	$19,300

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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of December 31, 2022, the Company was the sole general partner of and held a 96% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
The accompanying consolidated financial statements include the accounts of the Company. Investments in entities in which the Company has a controlling financial interest or entities that meet the definition of a variable interest entity ("VIE") in accordance with Accounting Standards Codification ("ASC") 810, "Consolidation", in which the Company has, as a result of ownership, contractual or other financial interests, both the power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE are consolidated; otherwise they are accounted for under the equity method of accounting and are reflected as investments in unconsolidated joint ventures.
The Company's sole significant asset is its investment in the Operating Partnership and as a result, substantially all of the Company's assets and liabilities represent the assets and liabilities of the Operating Partnership. In addition, the Operating Partnership has investments in a number of VIEs, including Fashion District Philadelphia and SanTan Village Regional Center.
The Operating Partnership's VIEs included the following assets and liabilities:

	December 31,
	2022	2021
Assets:
Property, net	$452,559	$458,964
Other assets	93,102	83,685
Total assets	$545,661	$542,649
Liabilities:
Mortgage notes payable	$323,841	$413,925
Other liabilities	135,340	56,947
Total liabilities	$459,181	$470,872
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
(Dollars in thousands, except per share amounts)
2. Summary of Significant Accounting Policies: (Continued)
Basis of Presentation: (Continued)
The following table presents a reconciliation of the beginning of period and end of period cash and cash equivalents and restricted cash reported on the Company's consolidated balance sheets to the totals shown on its consolidated statements of cash flows:

	2022	2021	2020
Beginning of period
Cash and cash equivalents	$112,454	$465,297	$100,005
Restricted cash	54,517	17,362	14,211
Cash and cash equivalents and restricted cash	$166,971	$482,659	$114,216
End of period
Cash and cash equivalents	$100,320	$112,454	$465,297
Restricted cash	80,819	54,517	17,362
Cash and cash equivalents and restricted cash	$181,139	$166,971	$482,659

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
COVID-19 Lease Accounting:
In April 2020, the Financial Accounting Standards Board ("FASB") issued a Staff Question-and-Answer (“Q&A”) to clarify whether lease concessions related to the effects of COVID-19 require the application of the lease modification guidance under ASC 842, "Leases" ("the lease modification accounting framework"). Under ASC 842, the Company would have to determine, on a lease-by-lease basis, if a lease concession was the result of a new arrangement reached with the tenant or an enforceable right and obligation within the existing lease. The Q&A allows for the bypass of a lease-by-lease analysis, and allows the Company to elect to either apply the lease modification accounting framework or not to all of its lease concessions with similar characteristics and circumstances. The Company has elected to apply the lease modification accounting framework to lease concessions that include the abatement of rent in its consolidated financial statements for the twelve months ended December 31, 2022, 2021 and 2020.
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
2. Summary of Significant Accounting Policies: (Continued)
Revenues:
Leasing revenue includes minimum rents, percentage rents, tenant recoveries and other leasing income. Minimum rental revenues are recognized on a straight-line basis over the terms of the related leases. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight-line rent adjustment." Minimum rents were (decreased) increased by $(777), $5,873 and $24,789 due to the straight-line rent adjustment during the years ended December 31, 2022, 2021 and 2020, respectively. Percentage rents are recognized and accrued when tenants' specified sales targets have been met. Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred. Other tenants pay a fixed rate and these tenant recoveries are recognized as revenues on a straight-line basis over the term of the related leases.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
2. Summary of Significant Accounting Policies: (Continued)
Investment in Unconsolidated Joint Ventures:
The Company accounts for its investments in joint ventures using the equity method of accounting unless the Company has a controlling financial interest in the joint venture or the joint venture meets the definition of a VIE in which the Company is the primary beneficiary through both its power to direct activities that most significantly impact the economic performance of the variable interest entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. Although the Company has a greater than 50% interest in Corte Madera Village, LLC, Macerich HHF Centers LLC, New River Associates LLC and Pacific Premier Retail LLC, the Company does not have controlling financial interests in these joint ventures due to the substantive participation rights of the outside partners in these joint ventures and, therefore, accounts for its investments in these joint ventures using the equity method of accounting.
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
2. Summary of Significant Accounting Policies: (Continued)
Deferred Charges:
Direct costs relating to obtaining tenant leases are deferred and amortized over the initial term of the lease agreement using the straight-line method. As these deferred leasing costs represent productive assets incurred in connection with the Company's leasing arrangements at the Centers, the related cash flows are classified as investing activities within the accompanying Consolidated Statements of Cash Flows. Costs relating to financing of shopping center properties are deferred and amortized over the life of the related loan using the straight-line method, which approximates the effective interest method.

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
No Center or tenant generated more than 10% of total revenues during the years ended December 31, 2022, 2021 or 2020, with the exception of one Center in New York which represents approximately 12% of the Company's consolidated revenues for the year ended December 31, 2022.
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
Recent Accounting Pronouncements:
In March 2020, the FASB issued guidance codified in Accounting Standards Update ("ASU") 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional expedients for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective for the Company as of March 12, 2020 through December 31, 2022. An entity can elect to apply the amendments as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to that date that the financial statements are available to be issued. The Company evaluated the optional expedients and exceptions provided by ASU 2020-04 and determined that the impact will not be significant on its consolidated financial statements.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
3. Earnings Per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of earnings per share for the years ended December 31 (shares in thousands):

	2022	2021	2020
Numerator
Net (loss) income	$(65,079)	$16,163	$(245,462)
Less: net income (loss) attributable to noncontrolling interests	989	1,900	(15,259)
Net (loss) income attributable to the Company	(66,068)	14,263	(230,203)
Allocation of earnings to participating securities	(856)	(853)	(1,048)
Numerator for basic and diluted EPS—net (loss) income attributable to common stockholders	$(66,924)	$13,410	$(231,251)
Denominator
Denominator for basic and diluted EPS—weighted average number of common shares outstanding(1)	215,031	198,070	146,232
EPS—net (loss) income attributable to common stockholders:
Basic and diluted	$(0.31)	$0.07	$(1.58)

____________________________________
(1)Diluted EPS excludes 99,565, 101,948 and 97,926 convertible preferred units for the years ended December 31, 2022, 2021 and 2020, respectively, as their impact was antidilutive.
Diluted EPS excludes 8,646,182, 9,920,654 and 10,688,179 Operating Partnership units ("OP Units") for the years ended December 31, 2022, 2021 and 2020, respectively, as their effect was antidilutive.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures:
The Company owns operating properties through various unconsolidated joint ventures with third parties. The Company's direct or indirect ownership interest in each joint venture as of December 31, 2022 was as follows:

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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)
The Company has made the following investments, dispositions and financings in unconsolidated joint ventures during the years ended December 31, 2022, 2021 and 2020 and events subsequent to December 31, 2022:
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
On December 10, 2020, the Company made a loan (the “Partnership Loan”) to the Company’s previously unconsolidated joint venture in Fashion District Philadelphia to fund the entirety of a $100,000 repayment to reduce the mortgage loan on Fashion District Philadelphia from $301,000 to $201,000. This mortgage loan matures on January 22, 2024, and bears interest at the Secured Overnight Financing Rate ("SOFR") plus 3.6% (See Note 10–Mortgage Notes Payable). The partnership agreement for the joint venture was amended in connection with the Partnership Loan, and pursuant to the amended agreement, the Partnership Loan plus 15% accrued interest must be repaid prior to the resumption of 50/50 cash distributions to the Company and its joint venture partner. As a result of the substantive participation rights of the Company’s joint venture partner being terminated in the amended agreement, the Company determined that the joint venture is a VIE and the Company is the primary beneficiary. Effective December 10, 2020, the Company has consolidated the results of the joint venture into the consolidated financial statements of the Company (See Note 15–Consolidated Joint Venture and Acquisitions).
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
On February 2, 2022, the Company’s joint venture in FlatIron Crossing replaced the existing $197,011 loan on the property with a new $175,000 loan that bears interest at SOFR plus 3.70% and matures on February 9, 2025, including extension options. The loan is covered by an interest rate cap agreement that effectively prevents SOFR from exceeding 4.0% through February 15, 2024.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)
On August 2, 2022, the Company acquired the remaining 50% ownership interest in two former Sears parcels (Deptford Mall and Vintage Faire Mall) in MS Portfolio LLC, the Company's joint venture with Seritage Growth Properties, for a total purchase price of approximately $24,544. As a result of this transaction and the shortening of holding periods on certain other assets in the joint venture, an impairment loss was recorded for the twelve months ending December 31, 2022. The Company's share of the impairment loss was $27,054. Effective as of August 2, 2022, the Company now owns and has consolidated its 100% interest in these two former Sears parcels in its consolidated financial statements (See Note 15—Consolidated Joint Venture and Acquisitions).
On November 14, 2022, the Company's joint venture in Washington Square closed on a four-year maturity date extension for the existing loan to November 1, 2026, including extension options. The Company's joint venture repaid $15,000 ($9,000 at the Company's pro rata share) of the outstanding loan balance. The loan bears interest at SOFR plus 4.0% and is covered by an interest rate cap agreement that effectively prevents SOFR from exceeding 4.0%.
Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.

Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures as of December 31:

	2022	2021
Assets(1):
Property, net	$8,156,632	$8,289,412
Other assets	664,036	750,629
Total assets	$8,820,668	$9,040,041
Liabilities and partners' capital(1):
Mortgage and other notes payable	$5,491,250	$5,686,500
Other liabilities	451,511	325,115
Company's capital	1,528,348	1,638,112
Outside partners' capital	1,349,559	1,390,314
Total liabilities and partners' capital	$8,820,668	$9,040,041
Investment in unconsolidated joint ventures:
Company's capital	$1,528,348	$1,638,112
Basis adjustment(2)	(425,153)	(448,149)
	$1,103,195	$1,189,963

Assets—Investments in unconsolidated joint ventures	1,224,288	$1,317,571
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(121,093)	(127,608)
	$1,103,195	$1,189,963

_______________________________________________________________________________

(1)These amounts include the assets of $2,690,651 and $2,789,568 of Pacific Premier Retail LLC (the "PPR Portfolio") as of December 31, 2022 and 2021, respectively, and liabilities of $1,611,661 and $1,661,110 of the PPR Portfolio as of December 31, 2022 and 2021, respectively.

(2)The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $9,371, $10,276 and $13,168 for the years ended December 31, 2022, 2021 and 2020, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)
Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	PPR Portfolio	Other Joint Ventures	Total
Year Ended December 31, 2022
Revenues:
Leasing revenue	$183,620	$668,523	$852,143
Other	739	19,967	20,706
Total revenues	184,359	688,490	872,849
Expenses:
Shopping center and operating expenses	41,904	232,213	274,117
Leasing expense	1,684	4,880	6,564
Interest expense	65,957	148,443	214,400
Depreciation and amortization	95,990	258,008	353,998
Total operating expenses	205,535	643,544	849,079
Loss on sale of assets	—	(28,968)	(28,968)
Net (loss) income	$(21,176)	$15,978	$(5,198)
Company's equity in net loss	$(3,501)	$(1,755)	$(5,256)

Year Ended December 31, 2021
Revenues:
Leasing revenue	168,842	631,139	799,981
Other	62	57,083	57,145
Total revenues	168,904	688,222	857,126
Expenses:
Shopping center and operating expenses	40,298	246,692	286,990
Leasing expense	1,286	4,392	5,678
Interest expense	63,072	147,545	210,617
Depreciation and amortization	97,494	253,561	351,055
Total operating expenses	202,150	652,190	854,340
Loss on sale of assets	—	(9,178)	(9,178)
Net (loss) income	$(33,246)	$26,854	$(6,392)
Company's equity in net (loss) income	$(10,866)	$26,555	$15,689

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
5. Derivative Instruments and Hedging Activities:
The Company uses interest rate cap agreements to manage the interest rate risk on certain floating rate debt. The Company recorded other comprehensive income related to the marking-to-market of derivative instruments of $656, $8,184 and $843 during the years ended December 31, 2022, 2021 and 2020, respectively. $632 of the $656 in other comprehensive income at December 31, 2022 is the Company's pro rata share of hedged derivative instruments from certain unconsolidated joint ventures. The fair value of the Company's hedged derivatives was $0 and $6 at December 31, 2022 and 2021, respectively.
The following derivatives were outstanding at December 31, 2022 and December 31, 2021:

						Fair Value
Property	Designation	Notional Amount	Product	LIBOR Rate	Maturity	December 31, 2022	December 31, 2021
Santa Monica Place	Hedged	$300,000	Cap	4.00%	12/9/2022	$—	$6
Santa Monica Place	Non-Hedged	$300,000	Cap	4.00%	12/9/2023	$2,576	$—
The Macerich Partnership, L.P.	Non-Hedged	$(300,000)	Sold Cap	4.00%	12/9/2023	$(2,567)	$—

The above derivatives were valued with an aggregate fair value (Level 2 measurement) and were included in other assets (other accrued liabilities). The fair value of the Company's interest rate derivatives were determined using discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.
Although the Company has determined that the majority of the inputs used to value its derivatives falls within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
5. Derivative Instruments and Hedging Activities: (Continued)
has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate caps. As a result, the Company determined that its interest rate cap valuations in its entirety is classified in Level 2 of the fair value hierarchy.
6. Property, net:
Property, net at December 31, 2022 and 2021 consists of the following:

	2022	2021
Land	$1,425,211	$1,441,858
Buildings and improvements	6,378,736	6,306,764
Tenant improvements	711,007	685,242
Equipment and furnishings(1)	186,767	191,266
Construction in progress	218,859	222,420
	8,920,580	8,847,550
Less accumulated depreciation(1)	(2,792,790)	(2,563,344)
	$6,127,790	$6,284,206

(1)Equipment and furnishings and accumulated depreciation include the cost and accumulated amortization of ROU assets in connection with finance leases at December 31, 2022 and 2021 (See Note 8—Leases).
Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $271,494, $282,158 and $287,925, respectively.
The gain (loss) on sale or write down of assets, net for the years ended December 31, 2022, 2021 and 2020 consist of the following:

	2022	2021	2020
Property sales(1)	$386	$113,657	$—
Write-down of assets(2)	(15,045)	(67,344)	(76,705)
Land sales	22,357	29,427	8,593
	$7,698	$75,740	$(68,112)
_______________________________________________________________________________

(1)Includes gains related to the sale of La Encantada and Paradise Valley Mall (See Note 16-Dispositions).

(2)Includes impairment loss of $5,471 relating to the Company's investment in MS Portfolio LLC (See Note 4—Investments in Unconsolidated Joint Ventures) and impairment loss of $5,140 on Towne Mall during the year ended December 31, 2022. Includes a loss of $28,276 in 2021 in connection with the assignment of the Company's partnership interest in The Shops at North Bridge (See Note 4—Investments in Unconsolidated Joint Ventures) and impairment loss of $27,281 on Estrella Falls during the year ended December 31, 2021 and impairment losses of $30,063 on Wilton Mall and $6,640 on Paradise Valley Mall during the year ended December 31, 2020. The impairment losses were due to the reduction of the estimated holding periods of the properties. The remaining amounts for the years ended December 31, 2022, 2021 and 2020 mainly pertain to the write off of development costs.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
6. Property, net: (Continued)
The following table summarizes certain of the Company's assets that were measured on a nonrecurring basis as a result of impairment charges recorded for the years ended December 31, 2022, 2021 and 2020 as described above:

Years ended December 31,	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
2022	$18,250	$—	$—	$18,250
2021	$4,720	$—	$4,720	$—
2020	$151,875	$—	$151,875	$—
The fair value relating to the 2020 and 2021 impairments were based on sales contracts and are classified within Level 2 of the fair value hierarchy. The fair value (Level 3 measurement) related to the 2022 impairment was based upon an income approach, using an estimated terminal capitalization rate, discount rate, and in-place contractual rent and other income. The fair value is sensitive to these significant unobservable inputs.
7. Tenant and Other Receivables, net:
Included in tenant and other receivables, net is an allowance for doubtful accounts of $10,741 and $14,917 at December 31, 2022 and 2021, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $18,010 and $19,907 at December 31, 2022 and 2021, respectively, and a deferred rent receivable due to straight-line rent adjustments of $110,155 and $110,969 at December 31, 2022 and 2021, respectively.
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
The following table summarizes the components of leasing revenue for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Leasing revenue - fixed payments	$551,459	$529,227	$592,858
Leasing revenue - variable payments	248,433	251,930	191,715
Recovery of (provision for) doubtful accounts	656	6,390	(44,250)
	$800,548	$787,547	$740,323

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
8. Leases: (Continued)
The following table summarizes the future rental payments to the Company:

2023	$416,775
2024	352,926
2025	282,439
2026	228,421
2027	172,400
Thereafter	537,759
$1,990,720

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
The following table summarizes the lease costs for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Operating lease costs	$15,133	$14,611	$15,332
Finance lease costs:
Amortization of ROU assets	1,930	1,917	1,905
Interest on lease liabilities	499	574	546
	$17,562	$17,102	$17,783

The following table summarizes the future rental payments required under the leases as of December 31, 2022:

Year ending	Operating Leases	Finance Leases
2023	$12,255	$2,450
2024	11,563	9,478
2025	11,746	1,400
2026	11,864	—
2027	12,035	—
Thereafter	109,158	—
Total undiscounted rental payments	168,621	13,328
Less imputed interest	(86,315)	(723)
Total lease liabilities	$82,306	$12,605

The Company's weighted average remaining lease term of its operating and finance leases at December 31, 2022 was 32.3 years and 1.7 years, respectively. The Company's weighted average incremental borrowing rate of its operating and finance leases at December 31, 2022 was 7.4% and 3.7%, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
9. Deferred Charges and Other Assets, net:
Deferred charges and other assets, net at December 31, 2022 and 2021 consist of the following:

	2022	2021
Leasing	$113,400	$134,887
Intangible assets:
In-place lease values(1)	63,961	62,826
Leasing commissions and legal costs(1)	17,299	16,710
Above-market leases	71,304	72,289
Deferred tax assets	23,114	23,406
Deferred compensation plan assets	54,353	68,807
Other assets	66,188	46,319
	409,619	425,244
Less accumulated amortization(2)	(162,195)	(170,336)
	$247,424	$254,908
_______________________________

(1)The amortization of these intangible assets for the next five years and thereafter is as follows:

Year Ending December 31,
2023	$6,781
2024	5,003
2025	4,270
2026	4,151
2027	3,629
Thereafter	13,064
$36,898

(2)Accumulated amortization includes $44,362 and $43,978 relating to in-place lease values, leasing commissions and legal costs at December 31, 2022 and 2021, respectively. Amortization expense for in-place lease values, leasing commissions and legal costs was $6,734, $11,233 and $9,412 for the years ended December 31, 2022, 2021 and 2020, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
9. Deferred Charges and Other Assets, net: (Continued)
The allocated values of above-market leases and below-market leases consist of the following:

	2022	2021
Above-Market Leases
Original allocated value	$71,304	$72,289
Less accumulated amortization	(35,156)	(32,484)
	$36,148	$39,805
Below-Market Leases(1)
Original allocated value	$97,026	$99,332
Less accumulated amortization	(40,797)	(37,122)
	$56,229	$62,210
_______________________________

(1)Below-market leases are included in other accrued liabilities.

The allocated values of above and below-market leases will be amortized into minimum rents on a straight-line basis over the individual remaining lease terms. The amortization of these values for the next five years and thereafter is as follows:

Year Ending December 31,	Above Market	Below Market
2023	$6,054	$7,863
2024	5,543	7,746
2025	4,155	6,183
2026	3,963	4,856
2027	3,254	4,542
Thereafter	13,179	25,039
	$36,148	$56,229

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
10. Mortgage Notes Payable:
Mortgage notes payable at December 31, 2022 and 2021 consist of the following:

	Carrying Amounts of Mortgage Notes(1)		Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Property Pledged as Collateral	2022	2021
Chandler Fashion Center(5)	$255,736	$255,548	4.18%	$875	2024
Danbury Fair Mall(6)	148,207	168,037	6.05%	1,538	2023
Fashion District Philadelphia(7)	104,427	194,602	7.62%	663	2024
Fashion Outlets of Chicago	299,354	299,274	4.61%	1,145	2031
Fashion Outlets of Niagara Falls USA	90,514	95,329	6.45%	727	2023
Freehold Raceway Mall(5)	398,878	398,711	3.94%	1,300	2029
Fresno Fashion Fair	324,255	324,056	3.67%	971	2026
Green Acres Commons(8)	125,256	124,875	7.14%	717	2023
Green Acres Mall(9)	237,372	246,061	3.94%	1,447	2023
Kings Plaza Shopping Center	536,442	535,928	3.71%	1,629	2030
Oaks, The(10)	165,934	176,721	5.49%	1,138	2024
Pacific View(11)	70,855	111,481	5.45%	328	2032
Queens Center	600,000	600,000	3.49%	1,744	2025
Santa Monica Place(12)	296,521	299,314	6.19%	1,448	2025
SanTan Village Regional Center	219,414	219,323	4.34%	788	2029
Towne Mall(13)	18,886	19,320	4.48%	69	2022
Victor Valley, Mall of	114,908	114,850	4.00%	380	2024
Vintage Faire Mall	233,637	240,124	3.55%	1,256	2026
	$4,240,596	$4,423,554

(1)The mortgage notes payable balances also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs were $13,830 and $11,946 at December 31, 2022 and 2021, respectively.
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
(7)On August 26, 2022 and November 28, 2022, the Company repaid $83,058 and $7,117, respectively, of the outstanding loan balance to satisfy certain loan conditions. On January 20, 2023, the Company repaid $26,107 of the outstanding loan balance and exercised its one-year extension option of the loan to January 22, 2024. The interest rate is SOFR plus 3.60%.
(8)On March 25, 2021, the Company closed on a two-year extension of the loan to March 29, 2023. The interest rate is LIBOR plus 2.75% and the Company repaid $4,680 of the outstanding loan balance at closing. On January 3, 2023, the Company closed on a five-year $370,000 combined refinance of Green Acres Mall and Green Acres Commons. The new interest only loan bears a fixed interest rate of 5.90% and matures on January 6, 2028.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
10. Mortgage Notes Payable: (continued)
(9)On January 22, 2021, the Company closed on a one-year extension of the loan to February 3, 2022, which also included a one-year extension option to February 3, 2023, which has been exercised. The interest rate remained unchanged, and the Company repaid $9,000 of the outstanding loan balance at closing. On January 3, 2023, the Company closed on a five-year $370,000 combined refinance of Green Acres Mall and Green Acres Commons. The new interest only loan bears a fixed interest rate of 5.90% and matures on January 6, 2028.
(10)On May 6, 2022, the Company closed on a two-year extension of the loan to June 5, 2024 at a new fixed interest rate of 5.25%. The Company repaid $5,000 of the outstanding loan balance at closing.
(11)On April 29, 2022, the Company closed on a new $72,000 loan with a fixed rate of 5.29% that matures on May 6, 2032.
(12)On December 9, 2022, the Company closed on a three-year extension of the loan to December 9, 2025, including extension options. The interest rate remained unchanged at LIBOR plus 1.48%, to be converted to SOFR plus 1.59%. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 4.0% during the period ending December 9, 2023.
(13)The Company did not repay the loan on its maturity date, and has begun the process of transferring control of this asset to a loan receiver.
Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.
As of December 31, 2022, all of the Company's mortgage notes payable are secured by the properties on which they are placed and are non-recourse to the Company.
The Company expects all loan maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or with cash on hand, with the exception of Towne Mall as noted above.
Total interest expense capitalized during the years ended December 31, 2022, 2021 and 2020 was $10,471, $9,504 and $5,247, respectively.
The estimated fair value (Level 2 measurement) of mortgage notes payable at December 31, 2022 and 2021 was $3,894,588 and $4,261,429, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.
The future maturities of mortgage notes payable are as follows:

Year Ending December 31,
2023	$676,512
2024	601,311
2025	908,383
2026	538,780
2027	1,682
Thereafter	1,527,758
4,254,426
Deferred finance cost, net	(13,830)
$4,240,596
The future maturities reflected above reflect the extension options that the Company believes will be exercised.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
11. Bank and Other Notes Payable:
Bank and other notes payable at December 31, 2022 and 2021 consist of the following:
Line of Credit:
On April 14, 2021, the Company terminated its existing credit facility and entered into a new credit agreement, which provides for an aggregate $700,000 credit facility, including a $525,000 revolving loan facility that matures on April 14, 2023, with a one-year extension option, and a $175,000 term loan facility that matures on April 14, 2024. The revolving loan facility can be expanded up to $800,000, subject to receipt of lender commitments and other conditions. Concurrently with entering into the new credit agreement, the Company drew the $175,000 term loan facility in its entirety and drew $320,000 of the amount available under the revolving loan facility. Simultaneously with entering into the new credit agreement, the Company repaid $985,000 of debt, which included terminating and repaying all amounts outstanding under its prior revolving line of credit facility. All obligations under the credit facility are guaranteed unconditionally by the Company and are secured in the form of mortgages on certain wholly-owned assets and pledges of equity interests held by certain of the Company’s subsidiaries. The credit facility bears interest at LIBOR plus a spread of 2.25% to 3.25% depending on the Company’s overall leverage level. As of December 31, 2022 and 2021, the borrowing rate was LIBOR plus 2.25%. As of December 31, 2022 and 2021, borrowings under the revolving loan facility were $171,000 and $119,000, respectively, less unamortized deferred finance costs of $7,883 and $14,189, respectively, at a total interest rate of 8.08% and 3.86%, respectively. As of December 31, 2022, the Company's availability under the revolving loan facility for additional borrowings was $353,787. On September 20, 2021, the Company paid off the remaining balance outstanding on the term loan facility with proceeds from the sale of Tucson La Encantada (See Note 16—Dispositions). The estimated fair value (Level 2 measurement) of borrowings under the credit facility at December 31, 2022 was $170,898 for the revolving loan facility based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
As of December 31, 2022 and 2021, the Company was in compliance with all applicable financial loan covenants.
12. Financing Arrangement:
On September 30, 2009, the Company formed a joint venture, whereby a third party acquired a 49.9% interest in Chandler Fashion Center, a 1,320,000 square foot regional town center in Chandler, Arizona, and Freehold Raceway Mall, a 1,549,000 square foot regional town center in Freehold, New Jersey, referred to herein as Chandler Freehold. As a result of the Company having certain rights under the agreement to repurchase the assets of Chandler Freehold, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The Company accounts for its investment in Chandler Freehold as a financing arrangement.
The Company recognizes interest expense on (i) the changes in fair value of the financing arrangement obligation, (ii) any payments to the joint venture partner equal to their pro rata share of net income (loss) and (iii) any payments to the joint venture partner less than or in excess of their pro rata share of net income.
During the years ended December 31, 2022, 2021 and 2020 the Company incurred interest expense (income) in connection with the financing arrangement as follows:

	2022	2021	2020
Distributions of the partner's share of net income (loss)	$1,833	$(2,763)	$1,144
Distributions in excess of the partner's share of net income	8,669	14,435	3,097
Adjustment to fair value of financing arrangement obligation	24,233	(15,390)	(139,522)
	$34,735	$(3,718)	$(135,281)
The fair value (Level 3 measurement) of the financing arrangement obligation at December 31, 2022 and 2021 was based upon a terminal capitalization rate of approximately 6.3% and 5.8%, respectively, a discount rate of approximately 7.8% and 7.3%, respectively, and market rents per square foot ranging from $35 to $105. The fair value of the financing arrangement obligation is sensitive to these significant unobservable inputs and a change in these inputs may result in a significantly higher or lower fair value measurement. Distributions to the partner, excluding distributions of excess loan proceeds, and changes in fair value of the financing arrangement obligation are recognized as interest expense (income) in the Company's consolidated statements of operations.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

13. Noncontrolling Interests:
The Company allocates net income of the Operating Partnership based on the weighted-average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership periodically to reflect its ownership interest in the Company. The Company had a 96% ownership interest in the Operating Partnership as of December 31, 2022 and 2021. The remaining 4% limited partnership interest as of December 31, 2022 and 2021 was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of registered or unregistered stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the ten trading days ending on the respective balance sheet date. Accordingly, as of December 31, 2022 and 2021, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $103,023 and $147,259, respectively.
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
transaction costs. The proceeds from the sales under the ATM Programs were used to pay down the Company’s line of credit (See Note 11 – Bank and Other Notes Payable). As of December 31, 2022, $151,699 remained available to be sold under the March 2021 ATM Program. The February 2021 ATM Program was fully utilized as of June 30, 2021 and is no longer active. Actual future sales will depend upon a variety of factors including, but not limited to, market conditions, the trading price of the Company’s common stock and the Company’s capital needs. The Company has no obligation to sell the remaining shares available for sale under the ATM Programs.
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
There were no repurchases under the Stock Buyback Program during the years ended December 31, 2022, 2021 and 2020.
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

15. Consolidated Joint Venture and Acquisitions: (Continued)
The following is a summary of the allocation of the fair value of Fashion District Philadelphia upon its consolidation on December 10, 2020:

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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

15. Consolidated Joint Venture and Acquisitions: (Continued)
The following is a summary of the allocation of the fair value of Sears South Plains upon its consolidation on December 31, 2020:

Land	$8,170
Building and improvements	11,130
Fair value of acquired net assets (at 100% ownership)	$19,300
Sears Deptford Mall and Vintage Faire Mall:
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
The following is a summary of the allocation of the fair value of the former Sears parcels at Deptford Mall and Vintage Faire Mall upon their consolidation on August 2, 2022:

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
For the twelve months ended December 31, 2022, 2021 and 2020, the Company sold various land parcels in separate transactions, resulting in gains on sale of land of $22,357, $29,427 and $8,593, respectively. The Company used its share of the proceeds from these sales to pay down debt and for other general corporate purposes.
17. Commitments and Contingencies:
As of December 31, 2022, the Company was contingently liable for $40,931 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the relevant agreement. At December 31, 2022, the Company had $3,164 in outstanding obligations, which it believes will be settled in the next twelve months.

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

	2022	2021	2020
Management fees	$18,208	$17,872	$15,297
Development and leasing fees	8,028	5,958	6,951
	$26,236	$23,830	$22,248

Interest expense (income) from related party transactions also includes $34,735, $(3,718) and $(135,281) for the years ended December 31, 2022, 2021 and 2020, respectively, in connection with the Financing Arrangement (See Note 12—Financing Arrangement).
Due from (to) affiliates includes $3,299 and $(327) of unreimbursed (prepaid) costs and fees due from (to) unconsolidated joint ventures under management agreements at December 31, 2022 and 2021, respectively.
19. Share and Unit-based Plans:
The Company has established share and unit-based compensation plans for the purpose of attracting and retaining executive officers, directors and key employees.
2003 Equity Incentive Plan:
The 2003 Equity Incentive Plan ("2003 Plan") authorizes the grant of stock awards, stock options, stock appreciation rights, stock units, stock bonuses, performance-based awards, dividend equivalent rights and OP Units or other convertible or exchangeable units. As of December 31, 2022, stock awards, stock units, LTIP Units (as defined below), stock appreciation rights ("SARs") and stock options have been granted under the 2003 Plan. All stock options or other rights to acquire common stock granted under the 2003 Plan have a term of 10 years or less. These awards were generally granted based on the performance of the Company and the employees. None of the awards have performance requirements other than a service condition of continued employment unless otherwise provided. All awards are subject to restrictions determined by the Company's compensation committee. The aggregate number of shares of common stock that may be issued under the 2003 Plan is 20,912,331 shares. As of December 31, 2022, there were 4,150,526 shares available for issuance under the 2003 Plan.

Stock Units:
The stock units represent the right to receive upon vesting one share of the Company's common stock for one stock unit. The value of the stock units was determined by the market price of the Company's common stock on the date of the grant. The following table summarizes the activity of non-vested stock units during the years ended December 31, 2022, 2021 and 2020:

	2022		2021		2020
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	266,505	$19.05	309,845	$21.47	199,987	$43.59
Granted	209,146	13.43	169,112	14.61	253,184	14.14
Vested	(180,597)	19.84	(211,465)	19.03	(140,224)	39.53
Forfeited	—	—	(987)	22.12	(3,102)	32.62
Balance at end of year	295,054	$14.58	266,505	$19.05	309,845	$21.47

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
The fair value of the service-based LTI Units was determined by the market price of the Company's common stock on the date of the grant. The fair value of the market-indexed LTI Units and performance-based LTI Units are estimated on the date of grant using a Monte Carlo Simulation model. The stock price of the Company, along with the stock prices of the group of peer REITs (for market-indexed awards), is assumed to follow the Multivariate Geometric Brownian Motion Process. Multivariate Geometric Brownian Motion is a common assumption when modeling in financial markets, as it allows the modeled quantity (in this case, the stock price) to vary randomly from its current value and take any value greater than zero. The volatilities of the returns on the share price of the Company and the peer group REITs were estimated based on a look-back period. The expected growth rate of the stock prices over the "derived service period" is determined with consideration of the risk free rate as of the grant date.
The Company has granted the following LTI units during the years ended December 31, 2022, 2021 and 2020:

Grant Date	Units	Type	Fair Value per LTI Unit	Vest Date
1/1/2020	154,158	Service-based	$26.92	12/31/2022
1/1/2020	321,940	Market-indexed	$27.80	12/31/2022
3/1/2020	39,176	Service-based	$20.42	2/28/2023
3/1/2020	37,592	Market-indexed	$21.28	2/28/2023
	552,866

1/1/2021	576,378	Service-based	$10.67	12/31/2023
1/1/2021	1,005,073	Performance-based	$9.85	12/31/2023
	1,581,451

1/1/2022	376,153	Service-based	$17.28	12/31/2024
1/1/2022	716,545	Performance-based	$15.77	12/31/2024
	1,092,698

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
19. Share and Unit-based Plans: (Continued)
The fair value of the market-indexed LTI Units and performance-based LTI Units (Level 3) were estimated on the date of grant using a Monte Carlo Simulation model that based on the following assumptions:

Grant Date	Risk Free Interest Rate	Expected Volatility
1/1/2020	1.62%	26.08%
3/1/2020	0.85%	28.34%
1/1/2021	0.17%	62.82%
1/1/2022	0.97%	70.83%
The following table summarizes the activity of the non-vested LTI Units during the years ended December 31, 2022, 2021 and 2020:

	2022		2021		2020
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	1,837,691	$14.14	784,052	$28.11	616,219	$39.04
Granted	1,092,698	16.29	1,581,451	10.15	552,866	26.59
Vested	(386,828)	15.86	(286,373)	17.62	(102,884)	40.19
Forfeited	(328,394)	27.64	(241,439)	29.25	(282,149)	44.28
Balance at end of year	2,215,167	$12.90	1,837,691	$14.14	784,052	$28.11
Stock Options:
The following table summarizes the activity of stock options for the years ended December 31, 2022, 2021 and 2020:

	2022		2021		2020
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance at beginning of year	37,515	$54.34	37,515	$54.34	35,565	$57.32
Granted(1)	—	—	—	—	1,950	—
Forfeited	(11,144)	$53.82	—	—	—	—
Balance at end of year	26,371	$54.56	37,515	$54.34	37,515	$54.34

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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
19. Share and Unit-based Plans: (Continued)
Directors' Phantom Stock Plan:
The Directors' Phantom Stock Plan offers non-employee members of the board of directors ("Directors") the opportunity to defer their cash compensation and to receive that compensation in common stock rather than in cash after termination of service or a predetermined period. Compensation generally includes the annual retainers payable by the Company to the Directors. Deferred amounts are generally credited as units of phantom stock at the beginning of each three-year deferral period by dividing the present value of the deferred compensation by the average fair market value of the Company's common stock at the date of award. Compensation expense related to the phantom stock awards was determined by the amortization of the value of the stock units on a straight-line basis over the applicable service period. The stock units (including dividend equivalents) vest as the Directors' services (to which the fees relate) are rendered. Vested phantom stock units are ultimately paid out in common stock on a one-unit for one-share basis. To the extent elected by a Director, stock units receive dividend equivalents in the form of additional stock units based on the dividend amount paid on the common stock. The aggregate number of phantom stock units that may be granted under the Directors' Phantom Stock Plan is 500,000. As of December 31, 2022, there were 31,088 stock units available for grant under the Directors' Phantom Stock Plan.
The following table summarizes the activity of the non-vested phantom stock units for the years ended December 31, 2022, 2021 and 2020:

	2022		2021		2020
	Stock Units	Weighted Average Grant Date Fair Value	Stock Units	Weighted Average Grant Date Fair Value	Stock Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	—	$—	4,662	$35.35	7,216	$43.29
Granted	61,420	14.35	17,554	12.09	24,576	17.11
Vested	(27,381)	14.55	(22,216)	16.97	(27,130)	20.94
Balance at end of year	34,039	$14.19	—	$—	4,662	$35.35

Employee Stock Purchase Plan ("ESPP"):
The ESPP authorizes eligible employees to purchase the Company's common stock through voluntary payroll deductions made during periodic offering periods. Under the ESPP, common stock is purchased at a 15% discount from the lesser of the fair value of common stock at the beginning and end of the offering period. A maximum of 1,291,117 shares of common stock is available for purchase under the ESPP. The number of shares available for future purchase under the plan at December 31, 2022 was 309,639.
Compensation:
The following summarizes the compensation cost under the share and unit-based plans for the years ended December 31, 2022, 2021 and 2019:

	2022	2021	2020
Stock units	$3,110	$3,173	$4,159
LTI units	18,611	14,448	13,339
Phantom stock units	398	377	568
	$22,119	$17,998	$18,066

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
19. Share and Unit-based Plans: (Continued)
The Company capitalized share and unit-based compensation costs of $4,481, $3,725 and $4,223 for the years ended December 31, 2022, 2021 and 2020, respectively.
The fair value of the stock units that vested during the years ended December 31, 2022, 2021 and 2020 was $2,349, $3,408 and $1,376, respectively. Unrecognized compensation costs of share and unit-based plans at December 31, 2022 consisted of $3,798 from LTI Units and $1,231 from stock units.
20. Employee Benefit Plans:
401(k) Plan:
The Company has a defined contribution retirement plan that covers its eligible employees (the "Plan"). The Plan is a defined contribution retirement plan covering eligible employees of the Macerich Property Management Company, LLC and participating affiliates. This Plan includes The Macerich Company Common Stock Fund as a new investment alternative under the Plan with 650,000 shares of common stock reserved for issuance under the Plan. In accordance with the Plan, the Company makes matching contributions equal to 100 percent of the first three percent of compensation deferred by a participant and 50 percent of the next two percent of compensation deferred by a participant. During the years ended December 31, 2022, 2021 and 2020, these matching contributions made by the Company were $3,206, $3,144 and $3,455, respectively. Contributions and matching contributions to the Plan by the plan sponsor and/or participating affiliates are recognized as an expense of the Company in the period that they are made.
Deferred Compensation Plans:
The Company has established deferred compensation plans under which executives and key employees of the Company may elect to defer receiving a portion of their cash compensation otherwise payable in one calendar year until a later year. The Company may, as determined by the Board of Directors in its sole discretion prior to the beginning of the plan year, credit a participant's account with a matching amount equal to a percentage of the participant's deferral. The Company contributed $429, $325 and $695 to the plans during the years ended December 31, 2022, 2021 and 2020, respectively. Contributions are recognized as compensation in the periods they are made.

21. Income Taxes:
For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, unrecaptured Section 1250 gain and return of capital or a combination thereof. The following table details the components of the distributions, on a per share basis, for the years ended December 31, 2022, 2021 and 2020:

	2022(1)		2021(2)		2020(2)
Ordinary income	$0.49	79.2%	$0.04	6.0%	$0.08	5.2%
Capital gains	0.06	9.9%	0.15	24.9%	0.02	1.3%
Return of capital	0.07	10.9%	0.41	69.1%	1.45	93.5%
Dividends paid	$0.62	100.0%	$0.60	100.0%	$1.55	100.0%
_______________________________________________________________________________

(1)54.5% of the 2022 ordinary income is treated as "qualified REIT dividends" for purposes of Section 199A of the Code and 45.5% of the 2022 ordinary income is treated as "qualified dividend income" for purposes of Section 1(h)(11) of the Code.
(2)The 2021 and 2020 ordinary income is treated as "qualified REIT dividends" for purposes of Section 199A of the Code.

The Company has made Taxable REIT Subsidiary elections for all of its corporate subsidiaries other than its Qualified REIT Subsidiaries. The elections, effective for the year beginning January 1, 2001 and future years, were made pursuant to Section 856(l) of the Code.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
21. Income Taxes: (Continued)
The income tax provision of the TRSs for the years ended December 31, 2022, 2021 and 2020 are as follows:

	2022	2021	2020
Current	$—	$—	$439
Deferred	(705)	(6,948)	8
Income tax (expense) benefit	$(705)	$(6,948)	$447
The income tax provision of the TRSs for the years ended December 31, 2022, 2021 and 2020 are reconciled to the amount computed by applying the Federal Corporate tax rate as follows:

	2022	2021	2020
Book loss (income) for TRSs	$2,718	$(23,205)	$6,058
Tax at statutory rate on earnings from continuing operations before income taxes	$571	$(4,873)	$1,272
State taxes	(116)	(1,261)	(31)
Other	(1,160)	(814)	(794)
Income tax (expense) benefit	$(705)	$(6,948)	$447

The tax effects of temporary differences and carryforwards of the TRSs included in the net deferred tax assets at December 31, 2022 and 2021 are summarized as follows:

	2022	2021
Net operating loss carryforwards	$13,362	$23,944
Property, primarily differences in depreciation and amortization, the tax basis of land assets and treatment of certain other costs	9,019	(1,013)
Other	733	475
Net deferred tax assets	$23,114	$23,406

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
For the years ended December 31, 2022, 2021 and 2020 there were no unrecognized tax benefits.
The Company is required to establish a valuation allowance for any portion of the deferred tax asset that the Company concludes is more likely than not to be unrealizable. The Company’s assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of December 31, 2022, the Company had no valuation allowance recorded.
The tax years 2019 through 2021 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next 12 months.
22. Subsequent Events:
On January 27, 2023, the Company announced a dividend/distribution of $0.17 per share for common stockholders and OP Unit holders of record on February 17, 2023. All dividends/distributions will be paid 100% in cash on March 3, 2023.

THE MACERICH COMPANY
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2022
(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
Shopping Centers/Entities	Land	Building and Improvements	Equipment and Furnishings	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Equipment and Furnishings	Construction in Progress	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation
Chandler Fashion Center	$24,188	$223,143	$—	$32,307	$24,188	$249,735	$5,470	$245	$279,638	$140,539	$139,099
Danbury Fair Mall	130,367	316,951	—	120,495	141,479	396,490	9,646	20,198	567,813	184,221	383,592
Desert Sky Mall	9,447	37,245	12	5,231	6,843	41,616	3,476	—	51,935	18,064	33,871
Eastland Mall	22,050	151,605	—	13,338	20,810	163,829	2,354	—	186,993	55,194	131,799
Fashion District Philadelphia	38,402	293,112	—	9,113	39,962	298,762	281	1,622	340,627	18,995	321,632
Fashion Outlets of Chicago	—	—	—	276,033	40,575	231,438	4,020	—	276,033	87,543	188,490
Fashion Outlets of Niagara Falls USA	18,581	210,139	—	104,515	23,762	307,094	2,276	103	333,235	116,977	216,258
The Marketplace at Flagstaff	—	—	—	46,088	—	46,088	—	—	46,088	30,685	15,403
Freehold Raceway Mall	164,986	362,841	—	121,409	167,371	464,683	9,148	8,034	649,236	245,568	403,668
Fresno Fashion Fair	17,966	72,194	—	58,644	17,966	127,365	3,127	346	148,804	75,369	73,435
Green Acres Mall	156,640	321,034	—	213,915	177,378	461,106	11,197	41,908	691,589	174,438	517,151
Inland Center	8,321	83,550	—	37,241	10,291	118,201	425	195	129,112	40,656	88,456
Kings Plaza Shopping Center	209,041	485,548	20,000	284,756	207,206	718,630	63,213	10,296	999,345	209,687	789,658
La Cumbre Plaza	18,122	21,492	—	19,672	13,856	45,244	186	—	59,286	28,277	31,009
Macerich Management Co.	1,150	10,475	26,562	22,243	3,878	21,458	33,951	1,143	60,430	28,607	31,823
MACWH, LP	—	25,771	—	(759)	—	25,012	—	—	25,012	11,895	13,117
NorthPark Mall	7,746	74,661	—	12,151	6,939	86,877	742	—	94,558	34,745	59,813
Oaks, The	32,300	117,156	—	273,067	56,387	362,056	3,538	542	422,523	208,779	213,744
Pacific View	8,697	8,696	—	138,249	7,854	146,193	1,595	—	155,642	89,825	65,817
Prasada	6,615	—	—	19,521	215	22,969	—	2,952	26,136	3,566	22,570
Queens Center	251,474	1,039,922	—	67,757	256,786	1,091,345	5,919	5,103	1,359,153	244,124	1,115,029
Santa Monica Place	26,400	105,600	—	324,899	42,513	317,725	6,788	89,873	456,899	137,034	319,865
SanTan Adjacent Land	29,414	—	—	11,087	26,902	3,438	—	10,161	40,501	133	40,368
SanTan Village Regional Center	7,827	—	—	224,123	5,921	224,114	1,907	8	231,950	123,986	107,964
SouthPark Mall	7,035	38,215	—	(10,076)	2,763	31,949	462	—	35,174	18,414	16,760
Southridge Center	6,764	—	—	6,849	1,963	11,520	114	16	13,613	7,786	5,827
Stonewood Center	4,948	302,527	—	13,965	4,935	315,718	787	—	321,440	78,880	242,560
Superstition Springs Center	10,928	112,718	—	12,650	10,928	124,059	1,309	—	136,296	36,441	99,855
Superstition Springs Power Center	1,618	4,420	—	31	1,194	4,842	33	—	6,069	2,538	3,531
The Macerich Partnership, L.P.	—	2,534	—	6,529	—	1,698	7,365	—	9,063	2,188	6,875
Towne Mall	6,652	31,184	—	(251)	5,366	32,009	210	—	37,585	19,618	17,967
Valley Mall	16,045	26,098	—	11,926	13,805	39,989	275	—	54,069	18,387	35,682
See accompanying report of independent registered public accounting firm.

THE MACERICH COMPANY
Schedule III—Real Estate and Accumulated Depreciation (Continued)
December 31, 2022
(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
Shopping Centers/Entities	Land	Building and Improvements	Equipment and Furnishings	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Equipment and Furnishings	Construction in Progress	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation
Valley River Center	24,854	147,715	—	37,305	24,854	182,851	2,085	84	209,874	85,686	124,188
Victor Valley, Mall of	15,700	75,230	—	56,692	20,080	125,866	1,676	—	147,622	70,008	77,614
Vintage Faire Mall	14,902	60,532	—	63,196	17,647	119,356	1,627	—	138,630	84,152	54,478
Wilton Mall	19,743	67,855	—	(3,001)	11,310	71,938	1,272	77	84,597	49,784	34,813
Other freestanding stores	21,062	75,849	—	(13,722)	10,817	50,431	293	21,648	83,189	8,671	74,518
Other land and development properties	37,850	—	—	(27,029)	467	6,049	—	4,305	10,821	1,330	9,491
	$1,377,835	$4,906,012	$46,574	$2,590,159	$1,425,211	$7,089,743	$186,767	$218,859	$8,920,580	$2,792,790	$6,127,790
See accompanying report of independent registered public accounting firm.

THE MACERICH COMPANY
Schedule III—Real Estate and Accumulated Depreciation (Continued)
December 31, 2022
(Dollars in thousands)
Depreciation of the Company's investment in buildings and improvements reflected in the consolidated statements of operations are calculated over the estimated useful lives of the asset as follows:

Buildings and improvements	5 - 40 years
Tenant improvements	5 - 7 years
Equipment and furnishings	5 - 7 years

The changes in total real estate assets for the three years ended December 31, 2022 are as follows:

	2022	2021	2020
Balances, beginning of year	$8,847,550	$9,256,712	$8,993,049
Additions	156,445	100,616	419,369
Dispositions and retirements	(83,415)	(509,778)	(155,706)
Balances, end of year	$8,920,580	$8,847,550	$9,256,712

   The aggregate cost of the property included in the table above for federal income tax purposes was $8,952,349 (unaudited) at December 31, 2022.

The changes in accumulated depreciation for the three years ended December 31, 2022 are as follows:

	2022	2021	2020
Balances, beginning of year	$2,563,344	$2,562,133	$2,349,536
Additions	271,494	282,158	287,925
Dispositions and retirements	(42,048)	(280,947)	(75,328)
Balances, end of year	$2,792,790	$2,563,344	$2,562,133

See accompanying report of independent registered public accounting firm.

EXHIBIT INDEX

Exhibit Number	Description
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

Exhibit Number	Description
3.1.14	Articles of Amendment of the Company (increased authorized shares) (incorporated by reference as an exhibit to the Company’s Current Report on Form 8-K, event date May 28, 2021).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date January 26, 2023).

4.1	Description of the Company's Securities

4.2	Form of Common Stock Certificate (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, as amended, event date November 10, 1998).

4.3	Form of Preferred Stock Certificate (Series D Preferred Stock) (incorporated by reference as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-107063)).

10.1	Amended and Restated Limited Partnership Agreement for the Operating Partnership dated as of March 16, 1994 (incorporated by reference as an exhibit to the Company's 1996 Form 10-K).

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

10.1.13
Fourteenth Amendment to Amended and Restated Limited Partnership Agreement of the Operating Partnership dated as of April 14, 2021 (incorporated by reference as an exhibit to the Company's 2021 Form 10-K).

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

10.4	*	Eligible Directors' Deferred Compensation/Phantom Stock Plan (as amended and restated as of January 1, 2023).

10.5	*	Amended and Restated 2013 Deferred Compensation Plan for Executives effective (January 1, 2016) (incorporated by reference as an exhibit to the Company's 2015 Form 10-K).

Exhibit Number		Description
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

10.15	*	Form of Indemnification Agreement between the Company and its executive officers and directors (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.16		Form of Registration Rights Agreement with Series D Preferred Unit Holders (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date July 26, 2002).

10.16.1		List of Omitted Registration Rights Agreements (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date July 26, 2002).

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

10.26
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
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2023.

THE MACERICH COMPANY
/s/ THOMAS E. O'HERN
By
Thomas E. O'Hern
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ THOMAS E. O'HERN	Chief Executive Officer and Director	February 24, 2023
Thomas E. O'Hern	(Principal Executive Officer)
/s/ EDWARD C. COPPOLA	President and Director	February 24, 2023
Edward C. Coppola
/s/ PEGGY ALFORD	Director	February 24, 2023
Peggy Alford
/s/ JOHN H. ALSCHULER	Director	February 24, 2023
John H. Alschuler
/s/ ERIC K. BRANDT	Director	February 24, 2023
Eric K. Brandt
/s/ STEVEN R. HASH	Chairman of Board of Directors	February 24, 2023
Steven R. Hash
/s/ ENRIQUE HERNANDEZ, JR.	Director	February 24, 2023
Enrique Hernandez, Jr.
/s/ DANIEL J. HIRSCH	Director	February 24, 2023
Daniel J. Hirsch
/s/ MARIANNE LOWENTHAL	Director	February 24, 2023
Marianne Lowenthal
/s/ STEVEN L. SOBOROFF	Director	February 24, 2023
Steven L. Soboroff
/s/ ANDREA M. STEPHEN	Director	February 24, 2023
Andrea M. Stephen
/s/ SCOTT W. KINGSMORE	Senior Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	February 24, 2023
Scott W. Kingsmore
/s/ CHRISTOPHER J. ZECCHINI	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2023
Christopher J. Zecchini