Form 10-Q
period 2023-03-31
MACERICH CO
filed 2023-05-08
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
Number of shares outstanding as of May 5, 2023 of the registrant's common stock, par value $0.01 per share: 215,095,210 shares

THE MACERICH COMPANY
FORM 10-Q

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS:
Property, net	$6,091,914	$6,127,790
Cash and cash equivalents	112,173	100,320
Restricted cash	93,520	80,819
Tenant and other receivables, net	160,782	183,593
Right-of-use assets, net	124,134	126,606
Deferred charges and other assets, net	238,191	247,424
Due from affiliates	7,891	3,299
Investments in unconsolidated joint ventures	1,088,906	1,224,288
Total assets	$7,917,511	$8,094,139
LIABILITIES AND EQUITY:
Mortgage notes payable	$4,203,678	$4,240,596
Bank and other notes payable	71,694	163,117
Accounts payable and accrued expenses	59,558	63,107
Lease liabilities	92,006	94,911
Other accrued liabilities	306,916	318,745
Distributions in excess of investments in unconsolidated joint ventures	196,909	121,093
Financing arrangement obligation	131,336	143,221
Total liabilities	5,062,097	5,144,790
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized at March 31, 2023 and December 31, 2022, and 215,361,920 and 215,241,129 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	2,152	2,151
Additional paid-in capital	5,511,513	5,506,084
Accumulated deficit	(2,738,525)	(2,643,094)
Accumulated other comprehensive income	752	632
Total stockholders' equity	2,775,892	2,865,773
Noncontrolling interests	79,522	83,576
Total equity	2,855,414	2,949,349
Total liabilities and equity	$7,917,511	$8,094,139
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2023	2022
Revenues:
Leasing revenue	$199,045	$203,412
Other	9,054	6,327
Management Companies	6,755	6,405
Total revenues	214,854	216,144
Expenses:
Shopping center and operating expenses	70,487	72,920
Leasing expenses	9,656	7,611
Management Companies' operating expenses	18,900	16,945
REIT general and administrative expenses	6,980	6,862
Depreciation and amortization	71,453	72,856
	177,476	177,194
Interest (income) expense:
Related parties	(9,407)	8,002
Other	48,830	43,859
	39,423	51,861
Total expenses	216,899	229,055
Equity in loss of unconsolidated joint ventures	(61,810)	(29,097)
Income tax benefit (expense)	1,882	(1,799)
Gain on sale or write down of assets, net	3,779	6,453
Net loss	(58,194)	(37,354)
Less: net income (loss) attributable to noncontrolling interests	539	(172)
Net loss attributable to the Company	$(58,733)	$(37,182)
Loss per common share—attributable to common stockholders:
Basic	$(0.27)	$(0.17)
Diluted	$(0.27)	$(0.17)
Weighted average number of common shares outstanding:
Basic	215,291,000	214,819,000
Diluted	215,291,000	214,819,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2023	2022
Net loss	$(58,194)	$(37,354)
Other comprehensive income:
Interest rate cap agreements	120	31
Comprehensive loss	(58,074)	(37,323)
Less: net income (loss) attributable to noncontrolling interests	539	(172)
Comprehensive loss attributable to the Company	$(58,613)	$(37,151)
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)
Three Months Ended March 31, 2023 and 2022

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2023	215,241,129	$2,151	$5,506,084	$(2,643,094)	$632	$2,865,773	$83,576	$2,949,349
Net (loss) income	—	—	—	(58,733)	—	(58,733)	539	(58,194)
Interest rate cap agreements	—	—	—	—	120	120	—	120
Amortization of share and unit-based plans	120,791	1	5,971	—	—	5,972	—	5,972
Stock offerings, net	—	—	(21)	—		(21)	—	(21)
Distributions paid ($0.17 per share)	—	—	—	(36,698)	—	(36,698)	—	(36,698)
Distributions to noncontrolling interests	—	—	—	—	—	—	(5,114)	(5,114)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(521)	—	—	(521)	521	—
Balance at March 31, 2023	215,361,920	$2,152	$5,511,513	$(2,738,525)	$752	$2,775,892	$79,522	$2,855,414

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2022	214,797,057	$2,147	$5,488,440	$(2,443,696)	$(24)	$3,046,867	$129,282	$3,176,149
Net loss	—	—	—	(37,182)	—	(37,182)	(172)	(37,354)
Interest rate cap agreement	—	—	—	—	31	31	—	31
Amortization of share and unit-based plans	104,320	1	6,061	—	—	6,062	—	6,062
Stock offerings, net	—	—	(70)	—	—	(70)	—	(70)
Distributions paid ($0.15 per share)	—	—	—	(32,301)	—	(32,301)	—	(32,301)
Distributions to noncontrolling interests	—	—	—	—	—	—	(9,013)	(9,013)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(769)	—	—	(769)	769	—
Balance at March 31, 2022	214,901,377	$2,148	$5,493,662	$(2,513,179)	$7	$2,982,638	$120,866	$3,103,504

 The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(58,194)	$(37,354)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale or write down of assets, net	(3,779)	(6,453)
Depreciation and amortization	75,035	75,673
Amortization of share and unit-based plans	4,895	4,869
Straight-line rent and amortization of above and below market leases	823	1,589
(Recovery of) provision for doubtful accounts	(1,023)	567
Income tax (benefit) expense	(1,882)	1,799
Equity in loss of unconsolidated joint ventures	61,810	29,097
Distributions of income from unconsolidated joint ventures	280	—
Change in fair value of financing arrangement obligation	(11,885)	2,543
Changes in assets and liabilities, net of dispositions:
Tenant and other receivables	22,051	28,098
Other assets	8,645	210
Due from affiliates	(4,592)	(4,504)
Accounts payable and accrued expenses	1,938	790
Other accrued liabilities	(13,392)	(31,480)
Net cash provided by operating activities	80,730	65,444
Cash flows from investing activities:
Development, redevelopment, expansion and renovation of properties	(19,992)	(13,377)
Property improvements	(14,872)	(7,022)
Deferred leasing costs	(1,217)	(372)
Distributions from unconsolidated joint ventures	162,166	40,062
Contributions to unconsolidated joint ventures	(12,938)	(19,422)
Proceeds from collection of receivable in connection with sale of joint venture property	—	21,000
Proceeds from sale of assets	5,018	26,085
Net cash provided by investing activities	118,165	46,954

THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands) (Unaudited)
	For the Three Months Ended March 31,
	2023	2022
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	50,000	—
Payments on mortgages, bank and other notes payable	(168,664)	(53,237)
Deferred financing costs	(13,251)	—
Payments on finance leases	(593)	(571)
Costs from stock offerings	(21)	(70)
Dividends and distributions	(41,812)	(41,314)
Net cash used in financing activities	(174,341)	(95,192)
Net increase in cash, cash equivalents and restricted cash	24,554	17,206
Cash, cash equivalents and restricted cash, beginning of period	181,139	166,971
Cash, cash equivalents and restricted cash, end of period	$205,693	$184,177
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$48,376	$46,463
Non-cash investing and financing transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$34,526	$18,881
Lease liabilities recorded in connection with right-of-use assets	$—	$24,929
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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of March 31, 2023, the Company was the sole general partner of and held a 96% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
The Operating Partnership's consolidated VIEs included the following assets and liabilities:

	March 31, 2023	December 31, 2022
Assets:
Property, net	$447,938	$452,559
Other assets	99,007	93,102
Total assets	$546,945	$545,661
Liabilities:
Mortgage notes payable	$297,454	$323,841
Other liabilities	130,810	135,340
Total liabilities	$428,264	$459,181
All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

2. Summary of Significant Accounting Policies: (Continued)

The unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for the interim periods have been made. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements but does not include all disclosures required by GAAP.

The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported on the Company's consolidated balance sheets to the totals shown on its consolidated statements of cash flows:

	For the Three Months Ended March 31,
	2023	2022
Beginning of period
Cash and cash equivalents	$100,320	$112,454
Restricted cash	80,819	54,517
Cash, cash equivalents and restricted cash	$181,139	$166,971
End of period
Cash and cash equivalents	$112,173	$128,244
Restricted cash	93,520	55,933
Cash, cash equivalents and restricted cash	$205,693	$184,177
3. Earnings Per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of EPS for the three months ended March 31, 2023 and 2022 (shares in thousands):

	For the Three Months Ended March 31,
	2023	2022
Numerator
Net loss	$(58,194)	$(37,354)
Less: net income (loss) attributable to noncontrolling interests	539	(172)
Net loss attributable to the Company	(58,733)	(37,182)
Allocation of earnings to participating securities	(225)	(223)
Numerator for basic and diluted EPS—net loss attributable to common stockholders	$(58,958)	$(37,405)
Denominator
Denominator for basic and diluted EPS—weighted average number of common shares outstanding(1)	215,291	214,819
EPS—net loss attributable to common stockholders
Basic and diluted	$(0.27)	$(0.17)

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

3. Earnings Per Share ("EPS"): (Continued)
(1)     Diluted EPS excludes 99,565 and 99,565 convertible preferred partnership units for the three months ended March 31, 2023 and 2022, respectively, as their impact was antidilutive. Diluted EPS also excludes 8,978,620 and 8,681,751 Operating Partnership units ("OP Units") for the three months ended March 31, 2023 and 2022, respectively, as their impact was antidilutive.

4. Investments in Unconsolidated Joint Ventures:
The Company has made the following recent financings or other events within its unconsolidated joint ventures:
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
On March 3, 2023, the Company’s joint venture in Scottsdale Fashion Square replaced the existing $403,931 mortgage loan on the property with a $700,000 loan that bears interest at a fixed rate of 6.21%, is interest only during the entire loan term and matures on March 6, 2028.
On April 25, 2023, the Company's joint venture in Deptford Mall closed on a three-year maturity date extension for the existing loan to April 3, 2026, including extension options. The Company's joint venture repaid $10,000 ($5,100 at the Company's pro rata share) of the outstanding loan balance at closing. The interest rate on the loan remains unchanged at 3.73%.
For the three months ended March 31, 2023, the Company recorded an impairment loss as a result of shortening the holding period on certain assets in a joint venture. The Company's share of the impairment loss was $50,197.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)
Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	March 31, 2023	December 31, 2022
Assets(1):
Property, net	$8,020,407	$8,156,632
Other assets	677,850	664,036
Total assets	$8,698,257	$8,820,668
Liabilities and partners' capital(1):
Mortgage and other notes payable	$5,776,143	$5,491,250
Other liabilities	435,611	451,511
Company's capital	1,324,101	1,528,348
Outside partners' capital	1,162,402	1,349,559
Total liabilities and partners' capital	$8,698,257	$8,820,668
Investments in unconsolidated joint ventures:
Company's capital	$1,324,101	$1,528,348
Basis adjustment(2)	(432,104)	(425,153)
	$891,997	$1,103,195

Assets—Investments in unconsolidated joint ventures	$1,088,906	$1,224,288
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(196,909)	(121,093)
	$891,997	$1,103,195

(1)     These amounts include assets of $2,675,841 and $2,690,651 of Pacific Premier Retail LLC (the "PPR Portfolio") as of March 31, 2023 and December 31, 2022, respectively, and liabilities of $1,609,503 and $1,611,661 of the PPR Portfolio as of March 31, 2023 and December 31, 2022, respectively.
(2)     The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into (loss) income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $(12,554) and $2,575 for the three months ended March 31, 2023 and 2022, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)
Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	PPR Portfolio	Other Joint Ventures	Total
Three Months Ended March 31, 2023
Revenues:
Leasing revenue	$43,070	$163,368	$206,438
Other	680	666	1,346
Total revenues	43,750	164,034	207,784
Expenses:
Shopping center and operating expenses	11,406	60,111	71,517
Leasing expenses	570	1,471	2,041
Interest expense	21,810	42,295	64,105
Depreciation and amortization	22,878	62,504	85,382
Total expenses	56,664	166,381	223,045
Loss on sale or write down of assets, net	—	(70,563)	(70,563)
Net loss	$(12,914)	$(72,910)	$(85,824)
Company's equity in net loss	$(5,516)	$(56,294)	$(61,810)
Three Months Ended March 31, 2022
Revenues:
Leasing revenue	$43,850	$155,166	$199,016
Other	63	7,340	7,403
Total revenues	43,913	162,506	206,419
Expenses:
Shopping center and operating expenses	10,719	57,865	68,584
Leasing expenses	469	1,321	1,790
Interest expense	15,372	35,746	51,118
Depreciation and amortization	24,276	65,177	89,453
Total expenses	50,836	160,109	210,945
Loss on sale or write down of assets, net	—	(58,691)	(58,691)
Net loss	$(6,923)	$(56,294)	$(63,217)
Company's equity in net loss	$(1,792)	$(27,305)	$(29,097)

Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
5. Derivative Instruments and Hedging Activities:
The Company uses interest rate cap agreements to manage the interest rate risk on certain floating rate debt. The Company recorded other comprehensive income related to the marking-to-market of derivative instruments of $120 and $31 for the three months ended March 31, 2023 and 2022, respectively. The entire $120 in other comprehensive income at March 31, 2023 is the Company's pro rata share of hedged derivative instruments from certain unconsolidated joint ventures.
The following derivatives were outstanding at March 31, 2023:

						Fair Value
Property	Designation	Notional Amount	Product	LIBOR Rate	Maturity	March 31, 2023	December 31, 2022
Santa Monica Place	Non-Hedged	$300,000	Cap	4.00%	12/9/2023	$2,006	$2,576
The Macerich Partnership, L.P.	Non-Hedged	$(300,000)	Sold Cap	4.00%	12/9/2023	$(2,001)	$(2,567)
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate caps. As a result, the Company determined that its interest rate cap valuations in their entirety are classified in Level 2 of the fair value hierarchy.
6. Property, net:
Property, net consists of the following:

	March 31, 2023	December 31, 2022
Land	$1,396,148	$1,425,211
Buildings and improvements	6,244,208	6,378,736
Tenant improvements	720,786	711,007
Equipment and furnishings(1)	184,937	186,767
Construction in progress	368,905	218,859
	8,914,984	8,920,580
Less accumulated depreciation(1)	(2,823,070)	(2,792,790)
	$6,091,914	$6,127,790
(1)      Equipment and furnishings and accumulated depreciation include the cost and accumulated amortization of ROU assets in connection with finance leases at March 31, 2023 and December 31, 2022 (See Note 8—Leases).
Depreciation expense was $67,064 and $67,786 for the three months ended March 31, 2023 and 2022, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
6. Property, net: (Continued)

Gain on sale or write-down of assets, net for the three months ended March 31, 2023 and 2022 consist of the following:

	For the Three Months Ended March 31,
	2023	2022
Loss on write-down of assets	(595)	(8,629)
Gain on land sales, net	4,374	15,082
	$3,779	$6,453

The following table summarizes certain of the Company's assets that were measured on a nonrecurring basis as a result of the impairment losses recorded for the three months ended March 31, 2023 and 2022, as described above:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets	Significant Other Unobservable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
March 31, 2022	$830	$—	$830	$—
The fair values relating to the 2022 impairment was based on a sales contract and is classified within Level 2 of the fair value hierarchy.
7. Tenant and Other Receivables, net:
Included in tenant and other receivables, net is an allowance for doubtful accounts of $7,990 and $10,741 at March 31, 2023 and December 31, 2022, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $3,325 and $18,010 at March 31, 2023 and December 31, 2022, respectively, and a deferred rent receivable due to straight-line rent adjustments of $108,373 and $110,155 at March 31, 2023 and December 31, 2022, respectively.
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
8. Leases: (Continued)

The following table summarizes the components of leasing revenue for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Leasing revenue—fixed payments	$140,506	$135,209
Leasing revenue—variable payments	57,516	68,770
Recovery of (provision for) doubtful accounts, net	1,023	(567)
	$199,045	$203,412
The following table summarizes the future rental payments to the Company:

Twelve months ending March 31,
2024	$419,064
2025	353,530
2026	285,314
2027	229,072
2028	172,565
Thereafter	536,251
$1,995,796

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
The following table summarizes the lease costs for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023	2022
Operating lease costs	$3,794	$3,775
Finance lease costs:
Amortization of ROU assets	485	481
Interest on lease liabilities	168	194
	$4,447	$4,450

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
8. Leases: (Continued)

The following table summarizes the future rental payments required under the leases:

	March 31, 2023		December 31, 2022
Year ending December 31,	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2023	$8,629	$2,450	$12,255	$2,450
2024	11,563	9,478	11,563	9,478
2025	11,746	1,400	11,746	1,400
2026	11,864	—	11,864	—
2027	12,035	—	12,035	—
Thereafter	109,158	—	109,158	—
Total undiscounted rental payments	164,995	13,328	168,621	13,328
Less imputed interest	(85,001)	(1,316)	(86,315)	(723)
Total lease liabilities	$79,994	$12,012	$82,306	$12,605
Weighted average remaining term	32.5 years	1.4 years	32.3 years	1.7 years
Weighted average incremental borrowing rate	7.5%	3.7%	7.4%	3.7%

9. Deferred Charges and Other Assets, net:
Deferred charges and other assets, net consist of the following:

	March 31, 2023	December 31, 2022
Leasing	$78,018	$113,400
Intangible assets:
In-place lease values	59,817	63,961
Leasing commissions and legal costs	16,021	17,299
Above-market leases	68,811	71,304
Deferred tax assets	24,996	23,114
Deferred compensation plan assets	58,315	54,353
Other assets	55,767	66,188
	361,745	409,619
Less accumulated amortization(1)	(123,554)	(162,195)
	$238,191	$247,424

(1)   Accumulated amortization includes $40,849 and $44,362 relating to in-place lease values, leasing commissions and legal costs at March 31, 2023 and December 31, 2022, respectively. Amortization expense of in-place lease values, leasing commissions and legal costs was $1,909 and $1,667 for the three months ended March 31, 2023 and 2022, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
9. Deferred Charges and Other Assets, net: (Continued)
The allocated values of above-market leases and below-market leases consist of the following:

	March 31, 2023	December 31, 2022
Above-Market Leases
Original allocated value	$68,811	$71,304
Less accumulated amortization	(34,276)	(35,156)
	$34,535	$36,148
Below-Market Leases(1)
Original allocated value	$95,132	$97,026
Less accumulated amortization	(41,637)	(40,797)
	$53,495	$56,229

(1)   Below-market leases are included in other accrued liabilities.

10. Mortgage Notes Payable:
Mortgage notes payable at March 31, 2023 and December 31, 2022 consist of the following:

	Carrying Amount of Mortgage Notes(1)
Property Pledged as Collateral	March 31, 2023	December 31, 2022	Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Chandler Fashion Center(5)	$255,782	$255,736	4.18%	$875	2024
Danbury Fair Mall(6)	145,857	148,207	6.05%	1,538	2023
Fashion District Philadelphia(7)	78,017	104,427	8.78%	539	2024
Fashion Outlets of Chicago	299,375	299,354	4.61%	1,145	2031
Fashion Outlets of Niagara Falls USA	89,362	90,514	6.45%	727	2023
Freehold Raceway Mall(5)	398,919	398,878	3.94%	1,300	2029
Fresno Fashion Fair	324,304	324,255	3.67%	971	2026
Green Acres Commons(8)	—	125,256	7.14%	717	2023
Green Acres Mall(9)	357,942	237,372	6.58%	1,819	2028
Kings Plaza Shopping Center	536,571	536,442	3.71%	1,629	2030
Oaks, The(10)	164,804	165,934	5.49%	1,138	2024
Pacific View(11)	70,885	70,855	5.45%	328	2032
Queens Center	600,000	600,000	3.49%	1,744	2025
Santa Monica Place(12)	296,665	296,521	6.56%	1,540	2025
SanTan Village Regional Center	219,437	219,414	4.34%	788	2029
Towne Mall(13)	18,886	18,886	4.48%	69	2022
Victor Valley, Mall of	114,922	114,908	4.00%	380	2024
Vintage Faire Mall	231,950	233,637	3.55%	1,256	2026
	$4,203,678	$4,240,596

(1)The mortgage notes payable also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs were $25,084 and $13,830 at March 31, 2023 and December 31, 2022, respectively.
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
(8)On March 25, 2021, the Company closed on a two-year extension of the loan to March 29, 2023. The interest rate is LIBOR plus 2.75% and the Company repaid $4,680 of the outstanding loan balance at closing. On January 3, 2023, the Company closed on a five-year $370,000 combined refinance of Green Acres Mall and Green Acres Commons. The new interest only loan bears interest at a fixed rate of 5.90% and matures on January 6, 2028.
(9)On January 22, 2021, the Company closed on a one-year extension of the loan to February 3, 2022, which also included a one-year extension option to February 3, 2023 which has been exercised. The interest rate remained unchanged, and the Company repaid $9,000 of the outstanding loan balance at closing. On January 3, 2023, the Company closed on a five-year $370,000 combined refinance of Green Acres Mall and Green Acres Commons. The new interest only loan bears interest at a fixed rate of 5.90% and matures on January 6, 2028.
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
(13)The Company has completed transition of the property to a receiver, but is still the owner of record.
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
Total interest expense capitalized was $4,844 and $1,851 for the three months ended March 31, 2023 and 2022, respectively.
The estimated fair value (Level 2 measurement) of mortgage notes payable at March 31, 2023 and December 31, 2022 was $3,853,581 and $3,894,588, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
11. Bank and Other Notes Payable:
Bank and other notes payable consist of the following:
Credit Facility:
The Company has a $525,000 revolving loan facility that matures on April 14, 2024. The revolving loan facility can be expanded up to $800,000, subject to receipt of lender commitments and other conditions. All obligations under the facility are guaranteed unconditionally by the Company and are secured in the form of mortgages on certain wholly-owned assets and pledges of equity interests held by certain of the Company’s subsidiaries. The credit facility bears interest at LIBOR plus a spread of 2.25% to 3.25% depending on the Company’s overall leverage level. On March 22, 2023, the Company executed the one-year extension option to April 14, 2024. Additionally, effective March 13, 2023, the credit facility converted from LIBOR to 1-month Term SOFR with an applicable benchmark replacement adjustment. As of March 31, 2023, the borrowing rate was SOFR plus a spread of 2.25%. As of March 31, 2023, borrowings under the facility were $78,000, less unamortized deferred finance costs of $6,306, for the revolving loan facility at a total interest rate of 8.35%. As of March 31, 2023, the Company's availability under the revolving loan facility for additional borrowings was $446,787. The estimated fair value (Level 2 measurement) of borrowings under the credit facility at March 31, 2023 was $78,422 for the revolving loan facility based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
As of March 31, 2023 and December 31, 2022, the Company was in compliance with all applicable financial loan covenants.
12. Financing Arrangement:
On September 30, 2009, the Company formed a joint venture whereby a third party acquired a 49.9% interest in Chandler Fashion Center, a 1,320,000 square foot regional shopping center in Chandler, Arizona, and Freehold Raceway Mall, a 1,549,000 square foot regional shopping center in Freehold, New Jersey (collectively referred to herein as "Chandler Freehold"). As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the formation of Chandler Freehold, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The Company accounts for its investment in Chandler Freehold as a financing arrangement. The fair value (Level 3 measurement) of the financing arrangement obligation at March 31, 2023 and December 31, 2022 was based upon a terminal capitalization rate of approximately 6.50% and 6.25%, respectively, a discount rate at March 31, 2023 and December 31, 2022 of 8.25% and 7.75%, respectively, and market rents per square foot of $35 to $105. The fair value of the financing arrangement obligation is sensitive to these significant unobservable inputs and a change in these inputs may result in a significantly higher or lower fair value measurement. Distributions to the partner, excluding distributions of excess loan proceeds, and changes in fair value of the financing arrangement obligation are recognized as related party interest (income) expense in the Company's consolidated statements of operations.
During the three months ended March 31, 2023 and 2022, the Company recognized related party interest (income) expense in the Company's consolidated statements of operations in connection with the financing arrangement as follows:

	For the Three Months Ended March 31,
	2023	2022
Distributions equal to the partner's share of net (loss) income	$(340)	$497
Distributions in excess of the partner's share of net (loss) income	2,818	4,962
Adjustment to fair value of financing arrangement obligation	(11,885)	2,543
	$(9,407)	$8,002

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
13. Noncontrolling Interests:
The Company allocates net income (loss) of the Operating Partnership based on the weighted average ownership interest during the period. The net income (loss) of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 96% ownership interest in the Operating Partnership as of March 31, 2023 and December 31, 2022. The remaining 4% limited partnership interest as of March 31, 2023 and December 31, 2022 was owned by certain of the Company's executive officers and directors, certain of their affiliates and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the 10 trading days ending on the respective balance sheet date. Accordingly, as of March 31, 2023 and December 31, 2022, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $87,429 and $103,023, respectively.
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
During the three months ended March 31, 2023, the Company did not issue any shares of common stock under the March 2021 ATM Program. As of March 31, 2023, $151,699 remained available to be sold under the March 2021 ATM Program. Actual future sales will depend upon a variety of factors including, but not limited to, market conditions, the trading price of the Company’s common stock and the Company’s capital needs. The Company has no obligation to sell the remaining shares available for sale under the March 2021 ATM Program.
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
There were no repurchases under the Stock Buyback Program during the three months ended March 31, 2023 or 2022.

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
16.   Dispositions:
For the three months ended March 31, 2023 and 2022, the Company sold various land parcels in separate transactions, resulting in gains on sale of land of $4,374 and $15,082, respectively. The Company used its share of the proceeds from these sales to pay down debt and for other general corporate purposes.
17. Commitments and Contingencies:
As of March 31, 2023, the Company was contingently liable for $40,931 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. As of March 31, 2023, $40,680 of these letters of credit were secured by restricted cash. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the relevant agreement. At March 31, 2023, the Company had $9,002 in outstanding obligations, which it believes will be settled in the next twelve months.
18. Related Party Transactions:
Certain unconsolidated joint ventures have engaged the Management Companies to manage the operations of the Centers. Under these arrangements, the Management Companies are reimbursed for compensation paid to on-site employees, leasing agents and project managers at the Centers, as well as insurance costs and other administrative expenses.
The following are fees charged to unconsolidated joint ventures:

	For the Three Months Ended March 31,
	2023	2022
Management fees	$4,220	$4,361
Development and leasing fees	2,039	1,383
	$6,259	$5,744

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
18. Related Party Transactions: (Continued)
Interest (income) expense from related party transactions includes $(9,407) and $8,002 for the three months ended March 31, 2023 and 2022, respectively, in connection with the financing arrangement (See Note 12—Financing Arrangement).
Due from affiliates includes $7,891 and $3,299 of unreimbursed costs and fees from unconsolidated joint ventures due to the Management Companies at March 31, 2023 and December 31, 2022, respectively.
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
During the three months ended March 31, 2023, the Company granted the following LTI Units:

Grant Date	Units	Type	Fair Value per LTI Unit	Vest Date
1/1/2023	577,255	Service-based	$11.26	12/31/2025
1/1/2023	1,030,077	Performance-based	$10.97	12/31/2025
	1,607,332
The fair value of the service-based LTI Units was determined by the market price of the Company's common stock on the date of grant. The fair value (Level 3 measurement) of the performance-based LTI Units granted on January 1, 2023 was estimated on the date of grant using a Monte Carlo Simulation model that assumed a three-year risk-free interest rate of 4.21% and an expected volatility of 74.23%.
The following table summarizes the activity of the non-vested LTI Units, phantom stock units and stock units:

	LTI Units		Phantom Stock Units		Stock Units
	Units	Value(1)	Units	Value(1)	Units	Value(1)
Balance at January 1, 2023	2,215,167	$12.90	34,039	$14.19	295,054	$14.58
Granted	1,607,332	11.07	1,511	12.09	116,018	12.14
Vested	(13,058)	20.42	(5,702)	13.63	(120,118)	15.61
Forfeited	(37,592)	21.28	—	—	—	—
Balance at March 31, 2023	3,771,849	$12.01	29,848	$14.19	290,954	$13.18

(1) Value represents the weighted average grant date fair value.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
19. Share and Unit-Based Plans: (Continued)
The following table summarizes the activity of the stock options outstanding:

	Stock Options
	Units	Value(1)
Balance at January 1, 2023	26,371	$54.56
Granted	—	—
Balance at March 31, 2023	26,371	$54.56

(1) Value represents the weighted average exercise price.
The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended March 31,
	2023	2022
LTI Units	$4,662	$4,685
Stock units	1,232	1,291
Phantom stock units	78	86
	$5,972	$6,062
The Company capitalized share and unit-based compensation costs of $1,077 and $1,193 for the three months ended March 31, 2023 and 2022, respectively. Unrecognized compensation costs of share and unit-based plans at March 31, 2023 consisted of $16,936 from LTI Units, $1,402 from stock units and $424 from phantom stock units.
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
The income tax provision of the TRSs are as follows:

	For the Three Months Ended March 31,
	2023	2022
Current	$—	$—
Deferred	1,882	(1,799)
Total benefit (expense)	$1,882	$(1,799)
The net operating loss ("NOL") carryforwards generated through the 2017 tax year are scheduled to expire through 2037, beginning in 2025. Pursuant to the Tax Cuts and Jobs Act of 2017, NOLs generated in 2018 and subsequent tax years are carried forward indefinitely. The Coronavirus Aid, Relief and Economic Security Act removed the 80% of taxable income limitation, imposed by the Tax Cuts and Jobs Act, for NOLs generated in 2018, 2019 and 2020. Net deferred tax assets of $24,996 and $23,114 were included in deferred charges and other assets, net at March 31, 2023 and December 31, 2022, respectively.
The Company is required to establish a valuation allowance for any portion of the deferred tax asset that the Company concludes is more likely than not to be unrealizable. The Company’s assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years,

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
20. Income Taxes: (Continued)
the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of March 31, 2023, the Company had no valuation allowance recorded.
The tax years 2019 through 2021 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next twelve months.
21. Subsequent Events:
On April 28, 2023, the Company announced a dividend/distribution of $0.17 per share for common stockholders and OP Unitholders of record on May 19, 2023. All dividends/distributions will be paid 100% in cash on June 2, 2023.
On May 2, 2023, the Company sold The Marketplace at Flagstaff, a 268,000 square foot power center in Flagstaff, Arizona, for $23,500, which resulted in a gain on sale of assets of approximately $10,200. The Company used the net proceeds to pay down debt.

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
Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or the industry to differ materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, as well as global, national, regional and local economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of current and prospective tenants, anchor or tenant bankruptcies, closures, mergers or consolidations, lease rates, terms and payments, rising interest rates and inflation and its impact on the financial condition and results of operation of the Company and its tenants, availability, terms and cost of financing and operating expenses; adverse changes in the real estate markets including, among other things, competition from other companies, retail formats and technology, risks of real estate development and redevelopment (including rising inflation, supply chain disruptions and construction delays), acquisitions and dispositions; adverse impacts from COVID-19 or any future pandemic, epidemic or outbreak of any other highly infectious disease on the U.S., regional and global economies and the financial condition and results of operations of the Company and its tenants; the liquidity of real estate investments, governmental actions and initiatives (including legislative and regulatory changes); environmental and safety requirements; and terrorist activities or other acts of violence which could adversely affect all of the above factors. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results, including those made in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, as well as our other reports filed with the Securities and Exchange Commission (the "SEC"), which disclosures are incorporated herein by reference. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company does not intend, and undertakes no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P. (the "Operating Partnership"). As of March 31, 2023, the Operating Partnership owned or had an ownership interest in 44 regional town centers (including office, hotel and residential space adjacent to these shopping centers), five community/power shopping centers, one office property and one redevelopment property. These 51 regional town centers, community/power shopping centers, office and redevelopment properties consist of approximately 47 million square feet of gross leasable area ("GLA") and are referred to herein as the "Centers". The Centers consist of consolidated Centers ("Consolidated Centers") and unconsolidated joint venture Centers ("Unconsolidated Joint Venture Centers"), unless the context otherwise requires. The property management, leasing and redevelopment of the Company's portfolio is provided by the Company's seven management companies (collectively referred to herein as the "Management Companies"). The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Management Companies.
The following discussion is based primarily on the consolidated financial statements of the Company for the three months ended March 31, 2023 and 2022. It compares the results of operations for the three months ended March 31, 2023 to the results of operations for the three months ended March 31, 2022. It also compares the results of operations and cash flows for the three months ended March 31, 2023 to the results of operations and cash flows for the three months ended March 31, 2022.
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
For the three months ended March 31, 2023, the Company and certain joint venture partners sold various land parcels in separate transactions, resulting in the Company's share of the gain on sale of land of $2.6 million. The Company used its share of the proceeds from these sales of $3.0 million to pay down debt and for other general corporate purposes.
On May 2, 2023, the Company sold The Marketplace at Flagstaff, a 268,000 square foot power center in Flagstaff, Arizona, for $23.5 million. The Company used the net proceeds to pay down debt. (See "Liquidity and Capital Resources").
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
The Company did not repay the loan on Towne Mall on its maturity date of November 1, 2022, and has completed the process of transitioning the property to a loan receiver.
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
On March 3, 2023, the Company’s joint venture in Scottsdale Fashion Square replaced the existing $403.9 million mortgage loan on the property with a new $700.0 million loan that bears interest at a fixed rate of 6.21%, is interest only during the entire loan term and matures on March 6, 2028.
On March 22, 2023, the Company executed the one-year extension option on the credit facility to April 14, 2024. Effective March 13, 2023, the credit facility converted from LIBOR to 1-month Term SOFR (See "Liquidity and Capital Resources").
On April 25, 2023, the Company's joint venture in Deptford Mall closed on a three-year maturity date extension for the existing loan of $159.9 million to April 3, 2026, including extension options. The Company's joint venture repaid $10.0 million ($5.1 million at the Company's pro rata share) of the outstanding loan balance at closing. The interest rate on the loan remains unchanged at 3.73%.
Redevelopment and Development Activities:
The Company has a 50/50 joint venture with Simon Property Group, which was initially formed to develop Los Angeles Premium Outlets, a premium outlet center in Carson, California. The Company has funded $38.6 million of the total $77.2 million incurred by the joint venture as of March 31, 2023.
The Company is redeveloping an approximately 150,000 square foot, three-level space (formerly occupied by Bloomingdale’s and Arclight Theatre) at Santa Monica Place, a 534,000 square foot regional town center in Santa Monica, California, with an entertainment destination use, high-end fitness, and co-working space. The total cost of the project is estimated to be between $35.0 million and $40.0 million. The Company has incurred approximately $1.4 million as of March 31, 2023. The anticipated opening is in 2024.
The Company’s joint venture in Scottsdale Fashion Square, a 1,881,000 square foot regional town center in Scottsdale, Arizona, is redeveloping a two-level Nordstrom wing with luxury-focused retail and restaurant uses. The total cost of the project is estimated to be between $80.0 million and $90.0 million, with $40.0 million and $45.0 million estimated to be the Company’s pro rata share. The Company has incurred $5.7 million of the total $11.3 million incurred by the joint venture as of March 31, 2023. The anticipated opening is in 2024.
Other Transactions and Events:
The Company declared a cash dividend of $0.15 per share of its common stock for each of the first three quarters of 2022 and a cash dividend of $0.17 per share of its common stock for the fourth quarter of 2022. On January 27, 2023, the Company declared a first quarter cash dividend of $0.17 per share of its common stock, which was paid on March 3, 2023 to stockholders of record on February 17, 2023. On April 28, 2023, the Company announced a second quarter cash dividend of $0.17 per share of its common stock, which will be paid on June 2, 2023 to stockholders of record on May 19, 2023. The dividend amount will be reviewed by the Board on a quarterly basis.
In connection with the commencement of separate "at the market" offering programs, on each of February 1, 2021 and March 26, 2021, which are referred to as the "February 2021 ATM Program" and the "March 2021 ATM Program," respectively, and collectively as the "ATM Programs," the Company entered into separate equity distribution agreements with certain sales agents pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500 million under each of the February 2021 ATM Program and the March 2021 ATM Program, or a total of $1 billion under the ATM Programs. As of March 31, 2023, the Company had approximately $151.7 million of gross sales of its common stock available under the March 2021 ATM Program. The February 2021 ATM Program was fully utilized as of June 30, 2021 and is no longer active.
See “—Liquidity and Capital Resources” for a further discussion of the Company’s anticipated liquidity needs, and the measures taken by the Company to meet those needs.
Inflation:
Most of the leases at the Centers have rent adjustments periodically throughout the lease term. These rent increases are either in fixed increments or based on using an annual multiple of increases in the Consumer Price Index. In addition, the routine expiration of leases for spaces 10,000 square feet and under each year enables the Company to replace existing leases with new leases at higher base rents if the rents of the existing leases are below the then existing market rate. The Company has generally entered into leases that require tenants to pay a stated amount for operating expenses, generally excluding property taxes, regardless of the expenses actually incurred at any Center, which places the burden of cost control on the Company. Additionally, most leases require the tenants to pay their pro rata share of property taxes and utilities. Inflation is expected to have a negative impact on the Company's costs in 2023.
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
Results of Operations
Many of the variations in the results of operations, discussed below, occurred because of the transactions affecting the Company’s properties described in Management’s Overview and Summary above, including the Redevelopment Properties, the JV Transition Centers and the Disposition Properties (as defined below).
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
For the comparison of the three months ended March 31, 2023 to the three months ended March 31, 2022, the JV Transition Centers are the two former Sears parcels at Deptford Mall and Vintage Faire Mall (See “Acquisitions” in Management’s Overview and Summary). For the comparison of the three months ended March 31, 2023 to the three months ended March 31, 2022, there are no Redevelopment Properties or Disposition Properties.
Unconsolidated joint ventures are reflected using the equity method of accounting. The Company’s pro rata share of the results from these Centers is reflected in the Consolidated Statements of Operations as equity in loss of unconsolidated joint ventures.

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
During the first quarter of 2023, comparable tenant sales for spaces less than 10,000 square feet across the portfolio increased by 0.1% relative to the first quarter of 2022. The leased occupancy rate of 92.2% at March 31, 2023 represented a 0.9% increase from 91.3% at March 31, 2022. Releasing spreads increased as the Company executed leases at an average rent of $60.29 for new and renewal leases executed compared to $56.54 on leases expiring, resulting in a releasing spread increase of $3.75 per square foot, or 6.6%, for the trailing twelve months ended March 31, 2023.
The Company continues to renew or replace leases that are scheduled to expire in 2023, however, due to a variety of factors, the Company cannot be certain of its ability to sign, renew or replace leases expiring in 2023 or beyond. The remaining 2023 lease expirations continue to be an important focal point for the Company. As of March 31, 2023, the Company has executed renewal leases or commitments on 67% of its 2023 expiring square footage of space that is not otherwise expected to close, with another 20% in the letter of intent stage.
During the quarter ended March 31, 2023, the Company signed 80 new leases and 176 renewal leases comprising approximately 949,000 square feet of GLA. The average tenant allowance was $34.61 per square foot.
Outlook
The Company has a long-term four-pronged business strategy that focuses on the acquisition, leasing and management, redevelopment and development of regional town centers. Although fundamentals at the Centers continued to improve during 2022 and into the first quarter of 2023, operating results in 2023 could be negatively impacted by certain macro-economic factors, including any continued increase in inflation and interest rates or an economic slowdown or recession.
Traffic at the Company’s Centers were generally consistent throughout all of 2022 and the first quarter of 2023 when compared to pre-pandemic 2019 levels. Traffic levels averaged approximately 97% during the first quarter of 2023 as compared to 2022. Portfolio tenant sales from spaces less than 10,000 square feet were $866 compared to $869 for the trailing twelve months ended December 31, 2022. Comparable tenant sales from spaces less than 10,000 square feet across the portfolio for the trailing twelve months ended March 31, 2023 increased by 0.1% compared to the same timeframe in 2022.
During 2022, the Company leased 3.8 million square feet, which represented the strongest year of leasing volume for the Company when measured on a comparable center basis since before the 2009 Global Financial Crisis, and leasing volumes for the first quarter of 2023 significantly exceeded those from the first quarter of 2022. During the first quarter of 2023, the Company signed 256 leases for approximately 949,000 square feet, compared to 214 leases and 598,000 square feet leased during the first quarter of 2022, representing a 59% increase in the amount of square footage leased and a 20% increase in the number of leases signed on a comparable basis.
The Company believes that diversity of use within its tenant base will be a prominent internal growth catalyst at its Centers going forward, as new uses enhance the productivity and diversity of the tenant mix and have the potential to significantly increase customer traffic at the applicable Centers. During the quarter ended March 31, 2023, the Company opened new stores with new-to-Macerich portfolio uses for over 103,000 square feet, with another 179,000 square feet of such new-to-Macerich portfolio leases currently in negotiation as of the date of this Quarterly Report on Form 10-Q. During the twelve months ended December 31, 2022, the Company signed 101 leases for new stores with new-to-Macerich portfolio uses totaling approximately 441,000 square feet.
As of March 31, 2023, the leased occupancy rate was 92.2%, a 0.9% increase compared to the leased occupancy rate at March 31, 2022 of 91.3%.
Many of the Company’s leases contain co-tenancy clauses. Certain Anchor or small tenant closures have become permanent, whether caused by the pandemic, or otherwise, and co-tenancy clauses within certain leases may be triggered as a result. The Company does not anticipate that the negative impact of such clauses on lease revenue will be significant.
During 2022, the pace of bankruptcy filings involving the Company’s tenants decreased substantially as compared to 2021, with only two bankruptcy filings involving three of the Company’s tenants representing approximately 111,000 square feet of leased space and $2.2 million of annual leasing revenue at the Company’s share. The Company continues to expect that the pace of bankruptcy filings in 2023 will be relatively low compared to 2020. Year-to-date in 2023, there have been five bankruptcy filings involving the Company’s tenants totaling ten leases and representing approximately 83,000 square feet of leased space and $2.5 million of annual leasing revenue at the Company's share.

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
The Company continues to make substantial progress addressing its near-term, non-recourse loan maturities, with five completed transactions since the start of the fourth quarter of 2022 totaling over $2.0 billion, or approximately $1.4 billion at the Company’s pro rata share. For additional information on the Company’s financing transactions in the year ended 2022 through the date of this Quarterly Report on Form 10-Q, see “Financing Activities” in Management’s Overview and Summary.
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
Comparison of Three Months Ended March 31, 2023 and 2022
Revenues:
Leasing revenue decreased by $4.4 million, or 2.1%, from 2022 to 2023. The decrease in leasing revenue is attributed to decreases of $5.7 million from the Same Centers offset in part by an increase of $1.3 million from the JV Transition Centers. Leasing revenue includes the amortization of above and below-market leases, the amortization of straight-line rents, lease termination income, percentage rent and the recovery of bad debts. The amortization of above and below-market leases increased from $0.6 million in 2022 to $1.1 million in 2023. Straight-line rents increased from $(2.0) million in 2022 to $(1.8) million in 2023. Lease termination income decreased from $11.8 million in 2022 to $1.8 million in 2023. Percentage rent decreased from $8.6 million in 2022 to $5.5 million in 2023. Recovery of (provision for) bad debts increased from $(0.6) million in 2022 to $1.0 million in 2023. The decrease in lease revenue at the Same Centers is primarily due to the decrease in lease termination and percentage rent income offset by increases in tenant recoveries income and recovery of bad debts.
Other revenue increased from $6.3 million in 2022 to $9.1 million in 2023. This increase is primarily due to parking income and interest income related to the Same Centers.
Management Companies' revenue increased from $6.4 million in 2022 to $6.8 million in 2023 due to an increase in leasing and development fees.
Shopping Center and Operating Expenses:
Shopping center and operating expenses decreased $2.4 million, or 3.3%, from 2022 to 2023. The decrease in shopping center and operating expenses is attributed to decreases of $2.8 million from the Same Centers, which is primarily from a decrease in property taxes and is offset in part by an increase of $0.4 million from the JV Transition Centers.
Leasing Expenses:
Leasing expenses increased from $7.6 million in 2022 to $9.7 million in 2023 due to an increase in compensation expense.
Management Companies' Operating Expenses:
Management Companies' operating expenses increased $2.0 million from 2022 to 2023 due to an increase in compensation expense.
REIT General and Administrative Expenses:
REIT general and administrative expenses increased $0.1 million from 2022 to 2023.
Depreciation and Amortization:
Depreciation and amortization decreased $1.4 million from 2022 to 2023. The decrease in depreciation and amortization is attributed to decreases of $2.0 million from the Same Centers offset in part by an increase of $0.6 million from the JV Transition Centers.

Interest Expense:
Interest expense decreased $12.4 million from 2022 to 2023. The decrease in interest expense is attributed to a decrease of $17.4 million from the financing arrangement discussed in Note 12 in the Company's Notes to the Consolidated Financial Statements offset in part by increases of $3.3 million from the Same Centers and $2.0 million from higher interest rates and outstanding balances on the Company's revolving line of credit. The decrease in interest expense from the financing arrangement is primarily due to the change in fair value of the underlying properties and the mortgage notes payable on the underlying properties.
Equity in Loss of Unconsolidated Joint Ventures:
Equity in loss of unconsolidated joint ventures increased $32.7 million from 2022 to 2023. The increase in equity in loss of unconsolidated joint ventures is primarily due to the write-down of assets as a result of the reduction in the estimated holding period in a joint venture.
Gain on Sale or Write Down of Assets, net:
Gain on sale or write down of assets, net decreased $2.7 million from 2022 to 2023. The decrease is primarily due to fewer land sales in 2023.
Net Loss:
Net loss decreased $20.8 million from 2022 to 2023. The decrease in net loss is primarily due to the variances noted above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold decreased 21.0% from $112.4 million in 2022 to $88.7 million in 2023. For a reconciliation of net loss attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders—diluted, and FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold—diluted, see "Funds From Operations ("FFO")" below.
Operating Activities:
Cash provided by operating activities increased $15.3 million from 2022 to 2023. The increase is primarily due to the changes in assets and liabilities and the results, as discussed above.
Investing Activities:
Cash provided by investing activities increased $71.2 million from 2022 to 2023. The increase in cash provided by investing activities is primarily attributed to an increase in distributions from unconsolidated joint ventures of $122.1 million offset in part by decreases in proceeds from the sale of assets of $21.1 million and proceeds from collection of receivable in connection with sale of joint venture property of $21.0 million. The increase in distributions from unconsolidated joint ventures is primarily due to the distribution of net loan proceeds from the Scottsdale Fashion Square refinance (See “—Financing Activities” in Management’s Overview and Summary).
Financing Activities:
Cash used in financing activities increased $79.1 million from 2022 to 2023. The increase in cash used in financing activities is primarily due to the increase in payments on mortgages, bank and other notes payable of $115.4 million offset by proceeds received from proceeds from mortgages, bank and other notes payable of $50.0 million.
Liquidity and Capital Resources
The Company anticipates meeting its liquidity needs for its operating expenses, debt service and dividend requirements for the next twelve months and beyond through cash generated from operations, distributions from unconsolidated joint ventures, working capital reserves and/or borrowings under its line of credit.

Uses of Capital
The following tables summarize capital expenditures incurred at the Centers (at the Company's pro rata share):

	For the Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Consolidated Centers:
Acquisitions of property, building improvement and equipment	$3,867	$1,106
Development, redevelopment, expansions and renovations of Centers	16,224	10,761
Tenant allowances	9,895	5,454
Deferred leasing charges	1,078	350
	$31,064	$17,671
Joint Venture Centers:
Acquisitions of property, building improvement and equipment	$1,464	$1,236
Development, redevelopment, expansions and renovations of Centers	13,482	14,710
Tenant allowances	2,430	6,657
Deferred leasing charges	675	558
	$18,051	$23,161
The Company expects amounts to be incurred during the next twelve months for tenant allowances and deferred leasing charges to be comparable to 2022. The Company expects to incur approximately $160.0 million during 2023 for development, redevelopment, expansion and renovations. Capital for these expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of cash on hand, debt or equity financings, which are expected to include borrowings under the Company's line of credit, from property financings and construction loans, each to the extent available.
Sources of Capital
The Company has also generated liquidity in the past, and may continue to do so in the future, through equity offerings and issuances, property refinancings, joint venture transactions and the sale of non-core assets. For example, the Company sold The Marketplace at Flagstaff in Flagstaff, Arizona on May 2, 2023 and sold Paradise Valley Mall in Phoenix, Arizona and Tucson La Encantada in Tucson, Arizona during the year ended December 31, 2021. The Company used the proceeds from these sales to pay down its line of credit and other debt obligations. During the year ended December 31, 2022 and three months ended March 31, 2023, the Company and certain joint venture partners sold various land parcels in separate transactions for aggregate proceeds of $63.3 million at the Company's share, which the Company used to pay down debt and for other general corporate purposes. Furthermore, the Company has filed a shelf registration statement, which registered an unspecified amount of common stock, preferred stock, depositary shares, debt securities, warrants, rights, stock purchase contracts and units that may be sold from time to time by the Company.
On each of February 1, 2021 and March 26, 2021, the Company registered a separate "at the market" offering program, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500 million under each ATM Program, or a total of $1.0 billion under the ATM Programs, in amounts and at times to be determined by the Company. The February 2021 ATM Program was fully utilized as of June 30, 2021 and is no longer active. During the three months ended March 31, 2023, no shares were issued under the March 2021 ATM Program. As of March 31, 2023, the Company had approximately $151.7 million of gross sales of its common stock available under the March 2021 ATM Program.
The capital and credit markets can fluctuate and, at times, limit access to debt and equity financing for companies. The Company has been able to access capital; however, there is no assurance the Company will be able to do so in future periods or on similar terms and conditions. Many factors impact the Company's ability to access capital, such as its overall debt level, interest rates, interest coverage ratios and prevailing market conditions, including periods of economic slowdown or recession. For example, the credit markets have experienced and may continue to experience a slowdown stemming from broader market issues pertaining to various factors, including among others, the health of regional banks, prevailing market sentiment regarding various commercial real estate sectors and interest rate increases imposed by the Federal Reserve. The duration of any such impact is unknown. The Company expects to incur increased interest expense from the refinancing or extension of loans that may carry below-market interest rates. In addition, increases in the Company's proportion of floating rate debt will cause it to be subject to interest rate fluctuations in the future.

The Company's total outstanding loan indebtedness, which includes mortgages and other notes payable, at March 31, 2023 was $6.84 billion (consisting of $4.28 billion of consolidated debt, less $0.40 billion of noncontrolling interests, plus $2.96 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand, with the exception of Towne Mall (See “—Financing Activities” in Management’s Overview and Summary).
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
Additionally, as of March 31, 2023, the Company was contingently liable for $40.9 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. As of March 31, 2023, $40.7 million of these letters of credit were secured by restricted cash. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company continues to make substantial progress addressing its near-term, non-recourse loan maturities, with five completed transactions since the start of the fourth quarter of 2022 totaling over $2.0 billion, or approximately $1.4 billion at the Company’s pro rata share. For additional information on the Company’s financing transactions in the year ended 2022 through the date of this Quarterly Report on Form 10-Q, see “Financing Activities” in Management’s Overview and Summary.
The Company has a $525 million revolving loan facility that matures on April 14, 2024. The revolving loan facility can be expanded up to $800 million, subject to receipt of lender commitments and other conditions. All obligations under the credit facility are guaranteed unconditionally by the Company and are secured in the form of mortgages on certain wholly-owned assets and pledges of equity interests held by certain of the Company’s subsidiaries. The credit facility bears interest at LIBOR plus a spread of 2.25% to 3.25% depending on Company’s overall leverage level. On March 22, 2023, the Company executed the one-year extension option to April 14, 2024. Additionally, effective March 13, 2023, the credit facility converted from LIBOR to 1-month Term SOFR with an applicable benchmark replacement adjustment. As of March 31, 2023, the borrowing rate was SOFR plus a spread of 2.25%. As of March 31, 2023, borrowings under the credit facility were $78.0 million less unamortized deferred finance costs of $6.3 million for the revolving loan facility at a total interest rate of 8.35%. As of March 31, 2023, the Company’s availability under the revolving loan facility for additional borrowings was $446.8 million.
Cash dividends and distributions for the three months ended March 31, 2023 were $41.8 million (including distributions from consolidated joint ventures of $3.2 million), which were funded by operations.
At March 31, 2023, the Company was in compliance with all applicable loan covenants under its agreements.
At March 31, 2023, the Company had cash and cash equivalents of $112.2 million.

Material Cash Commitments:
The following is a schedule of material cash commitments as of March 31, 2023 for the consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Cash Commitments	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)(1)	$5,061,807	$540,145	$1,993,879	$872,831	$1,654,952
Lease obligations(2)	178,323	11,079	34,187	23,899	109,158
	$5,240,130	$551,224	$2,028,066	$896,730	$1,764,110
__________________________________________________________
(1)Interest payments on floating rate debt were based on rates in effect at March 31, 2023.
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
FFO and FFO on a diluted basis are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization, as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. The Company believes that such a presentation also provides investors with a meaningful measure of its operating results in comparison to the operating results of other REITs. In addition, the Company believes that FFO excluding financing expense in connection with Chandler Freehold provides useful supplemental information regarding the Company’s performance as it shows a more meaningful and consistent comparison of the Company’s operating performance and allows investors to more easily compare the Company’s results. The Company further believes that FFO on a diluted basis is a measure investors find most useful in measuring the dilutive impact of outstanding convertible securities.
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

The following reconciles net loss attributable to the Company to FFO and FFO—diluted attributable to common stockholders and unit holders-basic and diluted, excluding financing expense in connection with Chandler Freehold for the three months ended March 31, 2023 and 2022 (dollars and shares in thousands):

	For the Three Months Ended March 31,
	2023	2022
Net loss attributable to the Company	$(58,733)	$(37,182)
Adjustments to reconcile net (loss) income attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted:
Noncontrolling interests in the Operating Partnership	(2,453)	(1,501)
Gain on sale or write down of assets, net—consolidated assets	(3,779)	(6,453)
Add: noncontrolling interests share of gain on sale or write down of assets—consolidated assets	1,886	4,422
Add: gain on sale of undepreciated assets—consolidated assets	4,374	15,082
Less: noncontrolling interests share of gain of undepreciated assets—consolidated assets	(1,886)	(4,422)
Loss on write-down of non-real estate assets—consolidated assets	—	(2,000)
Loss on sale or write down of assets—unconsolidated joint ventures, net(1)	50,127	29,827
Add: gain on sale of undepreciated assets—unconsolidated joint ventures(1)	104	599
Depreciation and amortization—consolidated assets	71,453	72,856
Less: noncontrolling interests in depreciation and amortization—consolidated assets	(3,648)	(7,813)
Depreciation and amortization—unconsolidated joint ventures(1)	42,507	44,401
Less: depreciation on personal property	(2,177)	(2,950)
FFO attributable to common stockholders and unit holders—basic and diluted	97,775	104,866
Financing expense in connection with Chandler Freehold	(9,067)	7,505
FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold—basic and diluted	88,708	112,371
Weighted average number of FFO shares outstanding for:
FFO attributable to common stockholders and unit holders—basic(2)	224,271	223,501
Adjustments for impact of dilutive securities in computing FFO—diluted:
Share and unit based compensation plans	—	—
Weighted average number of FFO shares outstanding for FFO attributable to common stockholders and unit holders—basic and diluted(2)	224,271	223,501
(1)     Unconsolidated joint ventures are presented at the Company's pro rata share.
(2)     Calculated based upon basic net income as adjusted to reach basic FFO. Includes 9.0 million and 8.7 million of OP Units outstanding for the three months ended March 31, 2023 and 2022, respectively.
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
The following table sets forth information as of March 31, 2023 concerning the Company's long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the twelve months ending March 31,
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long-term debt:
Fixed rate	$276,242	$1,129,704	$219,286	$326,052	$373,457	$1,525,702	$3,850,443	$3,488,241
Average interest rate	5.49%	3.91%	3.50%	3.59%	5.88%	4.05%	4.22%
Floating rate	78,320	78,000	300,000	—	—	—	456,320	443,762
Average interest rate	8.27%	7.16%	6.16%	—%	—%	—%	6.69%
Total debt—Consolidated Centers	$354,562	$1,207,704	$519,286	$326,052	$373,457	$1,525,702	$4,306,763	$3,932,003
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long-term debt (at Company's pro rata share):
Fixed rate(1)	$460,717	$127,763	$227,653	$665,071	$946,006	$451,062	$2,878,272	$2,705,922
Average interest rate	4.10%	6.76%	4.13%	5.69%	4.83%	3.77%	4.77%
Floating rate	11,500	80,295	—	—	138	—	91,933	89,477
Average interest rate	6.65%	6.27%	—%	—%	7.46%	—%	6.31%
Total debt—Unconsolidated Joint Venture Centers	$472,217	$208,058	$227,653	$665,071	$946,144	$451,062	$2,970,205	$2,795,399
(1)     On April 25, 2023, the Company's joint venture in Deptford Mall closed on a three-year maturity date extension for the existing loan to April 3, 2026, including extension options. The Company's joint venture repaid $10,000 ($5,100 at the Company's pro rata share) of the outstanding loan balance at closing. The interest rate on the loan remains unchanged at 3.73% (See “—Financing Activities” in Management’s Overview and Summary).
The Consolidated Centers' total fixed rate debt at March 31, 2023 and December 31, 2022 was $3.9 billion and $3.7 billion, respectively. The average interest rate on the fixed rate debt at March 31, 2023 and December 31, 2022 was 4.22% and 4.01%, respectively. The Consolidated Centers' total floating rate debt at March 31, 2023 and December 31, 2022 was $456.3 million and $700.7 million, respectively. The average interest rate on the floating rate debt at March 31, 2023 and December 31, 2022 was 6.69% and 6.53%, respectively.
The Company's pro rata share of the unconsolidated joint venture Centers' fixed rate debt at March 31, 2023 and December 31, 2022 was $2.9 billion and $2.7 billion, respectively. The average interest rate on the fixed rate debt at March 31, 2023 and December 31, 2022 was 4.77% and 4.46%, respectively. The Company's pro rata share of the unconsolidated joint venture Centers' floating rate debt at March 31, 2023 and December 31, 2022 was $91.9 million and $90.7 million, respectively. The average interest rate on the floating rate debt at March 31, 2023 and December 31, 2022 was 6.31% and 5.81%, respectively.
The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value. Interest rate cap agreements offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements effectively replace a floating rate on the notional amount with a fixed rate as noted above. As of March 31, 2023, the Company has interest rate cap agreements in place (See Note 4—Investments in Unconsolidated Joint Ventures and Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements). The respective loans each require an interest rate cap agreement to be in place at all times, which limits how high the prevailing floating loan rate index (i.e., LIBOR or SOFR) for the loans can rise. As of the date of this Quarterly Report on Form 10-Q, LIBOR/SOFR for each of these loans exceeded the strike interest rate (the "Strike Rate") within the required interest rate cap agreement. If LIBOR/SOFR does exceed the Strike Rate, each of these loans would then be considered fixed rate debt. If LIBOR/SOFR for these respective loans thereafter no longer exceeds the Strike Rate, then these loans would once again be considered floating rate debt.
In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $5.5 million per year based on $548.3 million of floating rate debt outstanding at March 31, 2023.
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
The Company expects that all LIBOR settings relevant to it will cease to be published or will no longer be representative after June 30, 2023. The discontinuation of LIBOR has not affected the Company’s ability to borrow or maintain already outstanding borrowings or hedging transactions. As of March 31, 2023, each of the agreements governing the Company’s variable rate debt has been converted to a SOFR-based interest rate, with the exception of the Santa Monica Place LIBOR-based loan. The Company has not incurred significant costs in completing such conversions to SOFR, nor have the Company’s borrowing costs changed significantly from such conversions. The Company is in the process of converting the Santa Monica Place loan to SOFR, and expects to complete this conversion during the second quarter of 2023. The Company does not expect that the costs of converting the Santa Monica Place loan will be significant, nor does it expect the borrowing costs on this loan to change significantly.
Item 4.    Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of March 31, 2023, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A.  Risk Factors
There have been no material changes to the risk factors relating to the Company set forth under the caption "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2023 to January 31, 2023	—	$—	—	$278,707,048
February 1, 2023 to February 28, 2023	—	—	—	$278,707,048
March 1, 2023 to March 31, 2023	—	—	—	$278,707,048
Total	—	$—	—
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
10.1*
Eligible Directors' Deferred Compensation/Phantom Stock Plan (as amended and restated as of January 1, 2023) (incorporated by reference as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2022).

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

THE MACERICH COMPANY
		By:	/s/ SCOTT W. KINGSMORE
Scott W. Kingsmore
Senior Executive Vice President, Treasurer and Chief Financial Officer
Date:	May 8, 2023		(Principal Financial Officer)