Form 10-Q
period 2023-06-30
MACERICH CO
filed 2023-08-09
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
Number of shares outstanding as of August 8, 2023 of the registrant's common stock, par value $0.01 per share: 215,255,925 shares

THE MACERICH COMPANY
FORM 10-Q

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS:
Property, net	$6,139,939	$6,127,790
Cash and cash equivalents	92,465	100,320
Restricted cash	92,338	80,819
Tenant and other receivables, net	162,004	183,593
Right-of-use assets, net	122,443	126,606
Deferred charges and other assets, net	245,471	247,424
Due from affiliates	5,745	3,299
Investments in unconsolidated joint ventures	1,034,181	1,224,288
Total assets	$7,894,586	$8,094,139
LIABILITIES AND EQUITY:
Mortgage notes payable	$4,174,344	$4,240,596
Bank and other notes payable	124,286	163,117
Accounts payable and accrued expenses	57,001	63,107
Lease liabilities	88,173	94,911
Other accrued liabilities	310,943	318,745
Distributions in excess of investments in unconsolidated joint ventures	195,098	121,093
Financing arrangement obligation	135,704	143,221
Total liabilities	5,085,549	5,144,790
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized at June 30, 2023 and December 31, 2022, and 215,617,797 and 215,241,129 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	2,154	2,151
Additional paid-in capital	5,518,237	5,506,084
Accumulated deficit	(2,790,097)	(2,643,094)
Accumulated other comprehensive income	1,102	632
Total stockholders' equity	2,731,396	2,865,773
Noncontrolling interests	77,641	83,576
Total equity	2,809,037	2,949,349
Total liabilities and equity	$7,894,586	$8,094,139
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Leasing revenue	$192,653	$188,590	$391,698	$392,002
Other	11,686	8,081	20,740	14,408
Management Companies	8,035	7,420	14,790	13,825
Total revenues	212,374	204,091	427,228	420,235
Expenses:
Shopping center and operating expenses	69,948	69,728	140,435	142,648
Leasing expenses	8,447	8,148	18,103	15,759
Management Companies' operating expenses	17,439	17,746	36,339	34,691
REIT general and administrative expenses	8,802	6,441	15,782	13,303
Depreciation and amortization	70,388	72,458	141,841	145,314
	175,024	174,521	352,500	351,715
Interest expense (income):
Related parties	5,980	8,892	(3,427)	16,895
Other	48,724	44,297	97,554	88,155
	54,704	53,189	94,127	105,050
Total expenses	229,728	227,710	446,627	456,765
Equity in (loss) income of unconsolidated joint ventures	(6,960)	6,353	(68,770)	(22,744)
Income tax (expense) benefit	(371)	670	1,511	(1,129)
Gain (loss) on sale or write down of assets, net	10,279	(1,091)	14,058	5,362
Net loss	(14,406)	(17,687)	(72,600)	(55,041)
Less: net income (loss) attributable to noncontrolling interests	558	(2,303)	1,097	(2,475)
Net loss attributable to the Company	$(14,964)	$(15,384)	$(73,697)	$(52,566)
Loss per common share—attributable to common stockholders:
Basic	$(0.07)	$(0.07)	$(0.34)	$(0.25)
Diluted	$(0.07)	$(0.07)	$(0.34)	$(0.25)
Weighted average number of common shares outstanding:
Basic	215,457,000	214,990,000	215,375,000	214,905,000
Diluted	215,457,000	214,990,000	215,375,000	214,905,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(14,406)	$(17,687)	$(72,600)	$(55,041)
Other comprehensive income:
Interest rate cap agreements	350	9	470	40
Comprehensive loss	(14,056)	(17,678)	(72,130)	(55,001)
Less: net income (loss) attributable to noncontrolling interests	558	(2,303)	1,097	(2,475)
Comprehensive loss attributable to the Company	$(14,614)	$(15,375)	$(73,227)	$(52,526)
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)
Three Months Ended June 30, 2023 and 2022

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at April 1, 2023	215,361,920	$2,152	$5,511,513	$(2,738,525)	$752	$2,775,892	$79,522	$2,855,414
Net (loss) income	—	—	—	(14,964)	—	(14,964)	558	(14,406)
Interest rate cap agreements	—	—	—	—	350	350	—	350
Amortization of share and unit-based plans	130,123	1	6,046	—	—	6,047	—	6,047
Employee stock purchases	125,754	1	1,020	—	—	1,021	—	1,021
Stock offerings, net	—	—	(56)	—	—	(56)	—	(56)
Distributions paid ($0.17 per share)	—	—	—	(36,608)	—	(36,608)	—	(36,608)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,725)	(2,725)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(286)	—	—	(286)	286	—
Balance at June 30, 2023	215,617,797	$2,154	$5,518,237	$(2,790,097)	$1,102	$2,731,396	$77,641	$2,809,037

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at April 1, 2022	214,901,377	$2,148	$5,493,662	$(2,513,179)	$7	$2,982,638	$120,866	$3,103,504
Net loss	—	—	—	(15,384)	—	(15,384)	(2,303)	(17,687)
Interest rate cap agreement	—	—	—	—	9	9	—	9
Amortization of share and unit-based plans	80,472	1	5,383	—	—	5,384	—	5,384
Employee stock purchases	96,942	1	959	—	—	960	—	960
Stock offerings, net	—	—	(50)	—	—	(50)	—	(50)
Distributions paid ($0.15 per share)	—	—	—	(32,230)	—	(32,230)	—	(32,230)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,169)	(3,169)
Conversion of noncontrolling interests to common shares	34,551	—	2,078	—	—	2,078	(2,078)	—
Redemption of noncontrolling interests	—	—	177	—	—	177	(505)	(328)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(2,108)	—	—	(2,108)	2,108	—
Balance at June 30, 2022	215,113,342	$2,150	$5,500,101	$(2,560,793)	$16	$2,941,474	$114,919	$3,056,393

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)
Six Months Ended June 30, 2023 and 2022

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2023	215,241,129	$2,151	$5,506,084	$(2,643,094)	$632	$2,865,773	$83,576	$2,949,349
Net (loss) income	—	—	—	(73,697)	—	(73,697)	1,097	(72,600)
Interest rate cap agreements	—	—	—	—	470	470	—	470
Amortization of share and unit-based plans	250,914	2	12,017	—	—	12,019	—	12,019
Employee stock purchases	125,754	1	1,020	—	—	1,021	—	1,021
Stock offerings, net	—	—	(77)	—		(77)	—	(77)
Distributions paid ($0.34 per share)	—	—	—	(73,306)	—	(73,306)	—	(73,306)
Distributions to noncontrolling interests	—	—	—	—	—	—	(7,839)	(7,839)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(807)	—	—	(807)	807	—
Balance at June 30, 2023	215,617,797	$2,154	$5,518,237	$(2,790,097)	$1,102	$2,731,396	$77,641	$2,809,037

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2022	214,797,057	$2,147	$5,488,440	$(2,443,696)	$(24)	$3,046,867	$129,282	$3,176,149
Net loss	—	—	—	(52,566)	—	(52,566)	(2,475)	(55,041)
Interest rate cap agreement	—	—	—	—	40	40	—	40
Amortization of share and unit-based plans	184,792	2	11,444	—	—	11,446	—	11,446
Employee stock purchases	96,942	1	959	—	—	960	—	960
Stock offerings, net	—	—	(120)	—	—	(120)	—	(120)
Distributions paid ($0.30 per share)	—	—	—	(64,531)	—	(64,531)	—	(64,531)
Distributions to noncontrolling interests	—	—	—	—	—	—	(12,182)	(12,182)
Conversion of noncontrolling interests to common shares	34,551	—	2,078	—	—	2,078	(2,078)	—
Redemption of noncontrolling interests	—	—	177	—	—	177	(505)	(328)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(2,877)	—	—	(2,877)	2,877	—
Balance at June 30, 2022	215,113,342	$2,150	$5,500,101	$(2,560,793)	$16	$2,941,474	$114,919	$3,056,393

 The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(72,600)	$(55,041)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale or write down of assets, net	(14,058)	(5,362)
Depreciation and amortization	149,336	150,759
Amortization of share and unit-based plans	9,865	9,152
Straight-line rent and amortization of above and below market leases	(373)	1,664
Recovery of doubtful accounts	(1,647)	(876)
Income tax (benefit) expense	(1,511)	1,129
Equity in loss of unconsolidated joint ventures	68,770	22,744
Distributions of income from unconsolidated joint ventures	280	385
Change in fair value of financing arrangement obligation	(7,517)	9,785
Changes in assets and liabilities, net of dispositions:
Tenant and other receivables	20,406	26,355
Other assets	3,364	(9,577)
Due from affiliates	(2,446)	(3,536)
Accounts payable and accrued expenses	(3,095)	(5,202)
Other accrued liabilities	(10,053)	(26,957)
Net cash provided by operating activities	138,721	115,422
Cash flows from investing activities:
Acquisitions of property	(46,687)	—
Development, redevelopment, expansion and renovation of properties	(32,724)	(21,225)
Property improvements	(35,367)	(17,708)
Deferred leasing costs	(3,368)	(915)
Distributions from unconsolidated joint ventures	186,057	70,857
Contributions to unconsolidated joint ventures	(37,238)	(31,886)
Proceeds from collection of receivable in connection with sale of joint venture property	—	21,000
Proceeds from sale of assets	28,244	30,994
Net cash provided by investing activities	58,917	51,117

THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands) (Unaudited)
	For the Six Months Ended June 30,
	2023	2022
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	130,000	25,000
Payments on mortgages, bank and other notes payable	(226,086)	(120,796)
Deferred financing costs	(16,494)	(1,922)
Payments on finance leases	(1,193)	(1,147)
Costs from stock offerings	(77)	(120)
Proceeds from share and unit-based plans	1,021	960
Redemption of noncontrolling interests	—	(328)
Dividends and distributions	(81,145)	(76,713)
Net cash used in financing activities	(193,974)	(175,066)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,664	(8,527)
Cash, cash equivalents and restricted cash, beginning of period	181,139	166,971
Cash, cash equivalents and restricted cash, end of period	$184,803	$158,444
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$94,686	$90,733
Non-cash investing and financing transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$40,197	$23,340
Conversion of Operating Partnership Units to common stock	$—	$2,078
Assets acquired from unconsolidated joint venture	$46,713	$—
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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of June 30, 2023, the Company was the sole general partner of and held a 96% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
The Operating Partnership's consolidated VIEs included the following assets and liabilities:

	June 30, 2023	December 31, 2022
Assets:
Property, net	$445,426	$452,559
Other assets	98,122	93,102
Total assets	$543,548	$545,661
Liabilities:
Mortgage notes payable	$295,051	$323,841
Other liabilities	128,367	135,340
Total liabilities	$423,418	$459,181
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

The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported on the Company's consolidated balance sheets to the totals shown on its consolidated statements of cash flows:

	For the Six Months Ended June 30,
	2023	2022
Beginning of period
Cash and cash equivalents	$100,320	$112,454
Restricted cash	80,819	54,517
Cash, cash equivalents and restricted cash	$181,139	$166,971
End of period
Cash and cash equivalents	$92,465	$106,384
Restricted cash	92,338	52,060
Cash, cash equivalents and restricted cash	$184,803	$158,444
3. Earnings Per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of EPS for the three and six months ended June 30, 2023 and 2022 (shares in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net loss	$(14,406)	$(17,687)	$(72,600)	$(55,041)
Less: net income (loss) attributable to noncontrolling interests	558	(2,303)	1,097	(2,475)
Net loss attributable to the Company	(14,964)	(15,384)	(73,697)	(52,566)
Allocation of earnings to participating securities	(213)	(209)	(438)	(431)
Numerator for basic and diluted EPS—net loss attributable to common stockholders	$(15,177)	$(15,593)	$(74,135)	$(52,997)
Denominator
Denominator for basic and diluted EPS—weighted average number of common shares outstanding(1)	215,457	214,990	215,375	214,905
EPS—net loss attributable to common stockholders
Basic and diluted	$(0.07)	$(0.07)	$(0.34)	$(0.25)

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

3. Earnings Per Share ("EPS"): (Continued)
(1)     Diluted EPS excludes 99,565 convertible preferred partnership units for each of the three months ended June 30, 2023 and 2022 and 99,565 convertible preferred partnership units for each of the six months ended June 30, 2023 and 2022, as their impact was antidilutive. Diluted EPS also excludes 8,985,493 and 8,658,193 Operating Partnership units ("OP Units") for the three months ended June 30, 2023 and 2022, respectively, and 8,982,075 and 8,669,907 OP Units for the six months ended June 30, 2023 and 2022, respectively, as their impact was antidilutive.

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
On August 2, 2022, the Company acquired the remaining 50% ownership interest in two former Sears parcels (Deptford Mall and Vintage Faire Mall) in MS Portfolio LLC, the Company's joint venture with Seritage Growth Properties ("Seritage"), for a total purchase price of approximately $24,544. As a result of this transaction and the shortening of holding periods on certain other assets in the joint venture, an impairment loss was recorded for the twelve months ending December 31, 2022. The Company's share of the impairment loss was $27,054. Effective as of August 2, 2022, the Company now owns and has consolidated its 100% interest in these two former Sears parcels in its consolidated financial statements (See Note 15—Acquisitions).
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
Effective May 9, 2023, the Company’s joint venture in Country Club Plaza defaulted on the $295,210 ($147,605 at the Company’s pro rata share) non-recourse loan on the property. The Company’s joint venture is in negotiations with the lender on the terms of the loan.
On May 18, 2023, the Company acquired Seritage’s remaining 50% ownership interest in the MS Portfolio LLC joint venture that owns five former Sears parcels, for a total purchase price of $46,687. These parcels are located at Chandler Fashion Center, Danbury Fair Mall, Freehold Raceway Mall, Los Cerritos Center and Washington Square. The Company previously recorded an impairment loss of $50,197, at the Company’s share, during the three months ending March 31, 2023 as a result of shortening the holding periods on these parcels. Upon the closing of this transaction, the Company recorded an additional loss of $1,166, at the Company’s share, during the three months ending June 30, 2023. Effective as of May 18, 2023, the Company now owns and has consolidated its 100% interest in these five former Sears parcels in its consolidated financial statements (See Note 15—Acquisitions).

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	June 30, 2023	December 31, 2022
Assets(1):
Property, net	$7,925,379	$8,156,632
Other assets	674,038	664,036
Total assets	$8,599,417	$8,820,668
Liabilities and partners' capital(1):
Mortgage and other notes payable	$5,755,394	$5,491,250
Other liabilities	460,908	451,511
Company's capital	1,263,903	1,528,348
Outside partners' capital	1,119,212	1,349,559
Total liabilities and partners' capital	$8,599,417	$8,820,668
Investments in unconsolidated joint ventures:
Company's capital	$1,263,903	$1,528,348
Basis adjustment(2)	(424,820)	(425,153)
	$839,083	$1,103,195

Assets—Investments in unconsolidated joint ventures	$1,034,181	$1,224,288
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(195,098)	(121,093)
	$839,083	$1,103,195

(1)     These amounts include assets of $2,655,745 and $2,690,651 of Pacific Premier Retail LLC (the "PPR Portfolio") as of June 30, 2023 and December 31, 2022, respectively, and liabilities of $1,601,209 and $1,611,661 of the PPR Portfolio as of June 30, 2023 and December 31, 2022, respectively.
(2)     The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into (loss) income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $1,106 and $2,295 for the three months ended June 30, 2023 and 2022, respectively, and $(11,448) and $4,870 for the six months ended June 30, 2023 and 2022, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)
Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	PPR Portfolio	Other Joint Ventures	Total
Three Months Ended June 30, 2023
Revenues:
Leasing revenue	$42,095	$168,389	$210,484
Other	496	7,621	8,117
Total revenues	42,591	176,010	218,601
Expenses:
Shopping center and operating expenses	10,275	59,540	69,815
Leasing expenses	425	1,453	1,878
Interest expense	21,849	50,789	72,638
Depreciation and amortization	22,330	63,231	85,561
Total expenses	54,879	175,013	229,892
Loss on sale or write down of assets, net	—	(1,088)	(1,088)
Net loss	$(12,288)	$(91)	$(12,379)
Company's equity in net loss	$(4,457)	$(2,503)	$(6,960)
Three Months Ended June 30, 2022
Revenues:
Leasing revenue	$48,339	$168,827	$217,166
Other	55	2,766	2,821
Total revenues	48,394	171,593	219,987
Expenses:
Shopping center and operating expenses	10,139	55,365	65,504
Leasing expenses	365	1,200	1,565
Interest expense	15,378	36,582	51,960
Depreciation and amortization	24,218	66,226	90,444
Total expenses	50,100	159,373	209,473
Gain on sale or write down of assets, net	—	2,032	2,032
Net (loss) income	$(1,706)	$14,252	$12,546
Company's equity in net income	$1,289	$5,064	$6,353

Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	PPR Portfolio	Other Joint Ventures	Total
Six Months Ended June 30, 2023
Revenues:
Leasing revenue	$85,166	$331,757	$416,923
Other	1,176	8,287	9,463
Total revenues	86,342	340,044	426,386
Expenses:
Shopping center and operating expenses	21,673	119,659	141,332
Leasing expenses	994	2,926	3,920
Interest expense	43,658	93,085	136,743
Depreciation and amortization	45,207	125,736	170,943
Total expenses	111,532	341,406	452,938
Loss on sale or write down of assets, net	—	(71,651)	(71,651)
Net loss	$(25,190)	$(73,013)	$(98,203)
Company's equity in net loss	$(10,715)	$(58,055)	$(68,770)
Six Months Ended June 30, 2022
Revenues:
Leasing revenue	$92,189	$323,993	$416,182
Other	119	10,105	10,224
Total revenues	92,308	334,098	426,406
Expenses:
Shopping center and operating expenses	20,857	113,232	134,089
Leasing expenses	834	2,521	3,355
Interest expense	30,751	72,327	103,078
Depreciation and amortization	48,491	131,406	179,897
Total expenses	100,933	319,486	420,419
Loss on sale or write down of assets, net	—	(56,659)	(56,659)
Net loss	$(8,625)	$(42,047)	$(50,672)
Company's equity in net loss	$(503)	$(22,241)	$(22,744)

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
5. Derivative Instruments and Hedging Activities:
The Company uses interest rate cap agreements to manage the interest rate risk on certain floating rate debt. The Company recorded other comprehensive income related to the marking-to-market of derivative instruments of $350 and $9 for the three months ended June 30, 2023 and 2022, respectively, and $470 and $40 for the six months ended June 30, 2023 and 2022, respectively. The entire $470 in other comprehensive income at June 30, 2023 is the Company's pro rata share of hedged derivative instruments from certain unconsolidated joint ventures.
The following derivatives were outstanding at June 30, 2023:

						Fair Value
Property	Designation	Notional Amount	Product	LIBOR Rate	Maturity	June 30, 2023	December 31, 2022
Santa Monica Place	Non-Hedged	$300,000	Cap	4.00%	12/9/2023	$1,858	$2,576
The Macerich Partnership, L.P.	Non-Hedged	$(300,000)	Sold Cap	4.00%	12/9/2023	$(1,855)	$(2,567)
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
6. Property, net:
Property, net consists of the following:

	June 30, 2023	December 31, 2022
Land	$1,407,975	$1,425,211
Buildings and improvements	6,269,212	6,378,736
Tenant improvements	736,582	711,007
Equipment and furnishings(1)	184,578	186,767
Construction in progress	392,365	218,859
	8,990,712	8,920,580
Less accumulated depreciation(1)	(2,850,773)	(2,792,790)
	$6,139,939	$6,127,790
(1)      Equipment and furnishings and accumulated depreciation include the cost and accumulated amortization of ROU assets in connection with finance leases at June 30, 2023 and December 31, 2022 (See Note 8—Leases).
Depreciation expense was $66,162 and $67,394 for the three months ended June 30, 2023 and 2022, respectively, and $133,225 and $135,179 for the six months ended June 30, 2023 and 2022, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
6. Property, net: (Continued)

Gain (loss) on sale or write-down of assets, net for the three and six months ended June 30, 2023 and 2022 consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Gain on property sales, net(1)	$10,349	$73	$10,349	$73
Loss on write-down of assets	(70)	(1,230)	(666)	(9,858)
Gain on land sales, net(1)	—	66	4,375	15,147
	$10,279	$(1,091)	$14,058	$5,362
(1)      See Note 16—Dispositions.
7. Tenant and Other Receivables, net:
Included in tenant and other receivables, net is an allowance for doubtful accounts of $7,064 and $10,741 at June 30, 2023 and December 31, 2022, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $1,596 and $18,010 at June 30, 2023 and December 31, 2022, respectively, and a deferred rent receivable due to straight-line rent adjustments of $107,396 and $110,155 at June 30, 2023 and December 31, 2022, respectively.
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
The following table summarizes the components of leasing revenue for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Leasing revenue—fixed payments	$141,247	$135,048	$281,753	$270,257
Leasing revenue—variable payments	50,782	52,099	108,298	120,869
Recovery of doubtful accounts, net	624	1,443	1,647	876
	$192,653	$188,590	$391,698	$392,002

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
8. Leases: (Continued)

The following table summarizes the future rental payments to the Company:

Twelve months ending June 30,
2024	$410,047
2025	345,032
2026	278,745
2027	219,212
2028	164,721
Thereafter	520,209
$1,937,966

Lessee Leases:
The Company has certain properties that are subject to non-cancelable operating leases. The leases expire at various times through 2075, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. In addition, the Company has five finance leases that expire at various times through 2024.
The following table summarizes the lease costs for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease costs	$3,290	$3,775	$7,084	$7,550
Finance lease costs:
Amortization of ROU assets	484	482	969	963
Interest on lease liabilities	92	108	260	302
	$3,866	$4,365	$8,313	$8,815
The following table summarizes the future rental payments required under the leases:

	June 30, 2023		December 31, 2022
Year ending December 31,	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2023	$5,999	$2,450	$12,255	$2,450
2024	11,391	9,478	11,563	9,478
2025	11,574	1,400	11,746	1,400
2026	11,691	—	11,864	—
2027	11,862	—	12,035	—
Thereafter	83,083	—	109,158	—
Total undiscounted rental payments	135,600	13,328	168,621	13,328
Less imputed interest	(58,839)	(1,916)	(86,315)	(723)
Total lease liabilities	$76,761	$11,412	$82,306	$12,605
Weighted average remaining term	24.1 years	1.2 years	32.3 years	1.7 years
Weighted average incremental borrowing rate	7.1%	3.6%	7.4%	3.7%

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
9. Deferred Charges and Other Assets, net:
Deferred charges and other assets, net consist of the following:

	June 30, 2023	December 31, 2022
Leasing	$78,824	$113,400
Intangible assets:
In-place lease values	63,091	63,961
Leasing commissions and legal costs	17,866	17,299
Above-market leases	66,002	71,304
Deferred tax assets	24,625	23,114
Deferred compensation plan assets	60,085	54,353
Other assets	60,034	66,188
	370,527	409,619
Less accumulated amortization(1)	(125,056)	(162,195)
	$245,471	$247,424

(1)   Accumulated amortization includes $41,022 and $44,362 relating to in-place lease values, leasing commissions and legal costs at June 30, 2023 and December 31, 2022, respectively. Amortization expense of in-place lease values, leasing commissions and legal costs was $1,876 and $1,664 for the three months ended June 30, 2023 and 2022, respectively, and $3,785 and $3,331 for the six months ended June 30, 2023 and 2022, respectively.

The allocated values of above-market leases and below-market leases consist of the following:

	June 30, 2023	December 31, 2022
Above-Market Leases
Original allocated value	$66,002	$71,304
Less accumulated amortization	(34,035)	(35,156)
	$31,967	$36,148
Below-Market Leases(1)
Original allocated value	$94,306	$97,026
Less accumulated amortization	(42,227)	(40,797)
	$52,079	$56,229

(1)   Below-market leases are included in other accrued liabilities.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
10. Mortgage Notes Payable:
Mortgage notes payable at June 30, 2023 and December 31, 2022 consist of the following:

	Carrying Amount of Mortgage Notes(1)
Property Pledged as Collateral	June 30, 2023	December 31, 2022	Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Chandler Fashion Center(5)	$255,828	$255,736	4.18%	$875	2024
Danbury Fair Mall(6)	132,738	148,207	5.98%	1,538	2024
Fashion District Philadelphia(7)	75,591	104,427	9.32%	554	2024
Fashion Outlets of Chicago	299,395	299,354	4.61%	1,145	2031
Fashion Outlets of Niagara Falls USA	88,173	90,514	6.45%	727	2023
Freehold Raceway Mall(5)	398,961	398,878	3.94%	1,300	2029
Fresno Fashion Fair	324,354	324,255	3.67%	971	2026
Green Acres Commons(8)	—	125,256	7.14%	717	2023
Green Acres Mall(9)	357,963	237,372	6.62%	1,819	2028
Kings Plaza Shopping Center	536,699	536,442	3.71%	1,629	2030
Oaks, The(10)	153,303	165,934	5.74%	1,138	2024
Pacific View(11)	70,915	70,855	5.45%	328	2032
Queens Center	600,000	600,000	3.49%	1,744	2025
Santa Monica Place(12)	296,848	296,521	7.10%	1,667	2025
SanTan Village Regional Center	219,460	219,414	4.34%	788	2029
Towne Mall(13)	18,886	18,886	4.48%	69	2022
Victor Valley, Mall of	114,937	114,908	4.00%	380	2024
Vintage Faire Mall	230,293	233,637	3.55%	1,256	2026
	$4,174,344	$4,240,596

(1)The mortgage notes payable also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs were $24,997 and $13,830 at June 30, 2023 and December 31, 2022, respectively.
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
(6)On July 1, 2022, the Company extended the loan maturity to July 1, 2023. The interest rate remained unchanged at 5.5%, and the Company repaid $10,000 of the outstanding loan balance at closing. On June 27, 2023, the Company further extended the loan maturity to July 1, 2024. The Company repaid $10,000 of the outstanding loan balance at closing and the amended interest rate will be 7.5% as of July 1, 2023 incrementally increasing to 8.0% as of October 1, 2023, 8.5% as of January 1, 2024 and 9.0% as of April 1, 2024.
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
(10)On May 6, 2022, the Company closed on a two-year extension of the loan to June 5, 2024 at a new fixed interest rate of 5.25%. The Company repaid $5,000 of the outstanding loan balance at closing. On June 5, 2023, the Company repaid $10,000 of the outstanding loan balance.
(11)On April 29, 2022, the Company closed on a new $72,000 loan with a fixed rate of 5.29% that matures on May 6, 2032.
(12)On December 9, 2022, the Company closed on a three-year extension of the loan to December 9, 2025, including extension options. The interest rate remained unchanged at LIBOR plus 1.48%, and has converted to 1-month Term SOFR plus 1.52% effective July 9, 2023. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR from exceeding 4.0% during the period ending December 9, 2023. The interest rate cap agreement was converted to 1-month Term SOFR effective July 9, 2023.
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
Total interest expense capitalized was $4,850 and $2,441 for the three months ended June 30, 2023 and 2022, respectively, and $9,693 and $4,292 for the six months ended June 30, 2023 and 2022, respectively.
The estimated fair value (Level 2 measurement) of mortgage notes payable at June 30, 2023 and December 31, 2022 was $3,810,974 and $3,894,588, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.
11. Bank and Other Notes Payable:
Bank and other notes payable consist of the following:
Credit Facility:
The Company has a $525,000 revolving loan facility that matures on April 14, 2024. The revolving loan facility can be expanded up to $800,000, subject to receipt of lender commitments and other conditions. All obligations under the facility are guaranteed unconditionally by the Company and are secured in the form of mortgages on certain wholly-owned assets and pledges of equity interests held by certain of the Company’s subsidiaries. The credit facility previously bore interest at LIBOR plus a spread of 2.25% to 3.25% depending on the Company’s overall leverage level. On March 22, 2023, the Company executed the one-year extension option to April 14, 2024. Additionally, effective March 13, 2023, the credit facility converted from LIBOR to 1-month Term SOFR with an applicable benchmark replacement increase adjustment of 0.11448%. As of June 30, 2023, the borrowing rate was SOFR plus a spread of 2.36%. As of June 30, 2023, borrowings under the facility were $130,000, less unamortized deferred finance costs of $5,714, for the revolving loan facility at a total interest rate of 9.07%. As of June 30, 2023, the Company's availability under the revolving loan facility for additional borrowings was $394,787. The estimated fair value (Level 2 measurement) of borrowings under the credit facility at June 30, 2023 was $130,005 for the revolving loan facility based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
As of June 30, 2023 and December 31, 2022, the Company was in compliance with all applicable financial loan covenants.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
12. Financing Arrangement:
On September 30, 2009, the Company formed a joint venture whereby a third party acquired a 49.9% interest in Chandler Fashion Center, a 1,320,000 square foot regional shopping center in Chandler, Arizona, and Freehold Raceway Mall, a 1,549,000 square foot regional shopping center in Freehold, New Jersey (collectively referred to herein as "Chandler Freehold"). As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the formation of Chandler Freehold, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The Company accounts for its investment in Chandler Freehold as a financing arrangement. The fair value (Level 3 measurement) of the financing arrangement obligation at June 30, 2023 and December 31, 2022 was based upon a terminal capitalization rate of approximately 6.50% and 6.25%, respectively, a discount rate at June 30, 2023 and December 31, 2022 of 8.25% and 7.75%, respectively, and market rents per square foot of $35 to $240. The fair value of the financing arrangement obligation is sensitive to these significant unobservable inputs and a change in these inputs may result in a significantly higher or lower fair value measurement. Distributions to the partner, excluding distributions of excess loan proceeds, and changes in fair value of the financing arrangement obligation are recognized as related party interest (income) expense in the Company's consolidated statements of operations.
During the three and six months ended June 30, 2023 and 2022, the Company recognized related party interest (income) expense in the Company's consolidated statements of operations in connection with the financing arrangement as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Distributions equal to the partner's share of net income (loss)	$260	$(248)	$(79)	$249
Distributions in excess of the partner's share of net income (loss)	1,352	1,899	4,169	6,861
Adjustment to fair value of financing arrangement obligation	4,368	7,241	(7,517)	9,785
	$5,980	$8,892	$(3,427)	$16,895
13. Noncontrolling Interests:
The Company allocates net income (loss) of the Operating Partnership based on the weighted average ownership interest during the period. The net income (loss) of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 96% ownership interest in the Operating Partnership as of June 30, 2023 and December 31, 2022. The remaining 4% limited partnership interest as of June 30, 2023 and December 31, 2022 was owned by certain of the Company's executive officers and directors, certain of their affiliates and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the 10 trading days ending on the respective balance sheet date. Accordingly, as of June 30, 2023 and December 31, 2022, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $98,661 and $103,023, respectively.
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
During the six months ended June 30, 2023, the Company did not issue any shares of common stock under the March 2021 ATM Program. As of June 30, 2023, $151,699 remained available to be sold under the March 2021 ATM Program. Actual future sales will depend upon a variety of factors including, but not limited to, market conditions, the trading price of the Company’s common stock and the Company’s capital needs. The Company has no obligation to sell the remaining shares available for sale under the March 2021 ATM Program.
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
There were no repurchases under the Stock Buyback Program during the six months ended June 30, 2023 or 2022.
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

On May 18, 2023, the Company acquired Seritage’s remaining 50% ownership interest in the MS Portfolio LLC joint venture that owns five former Sears parcels, for a total purchase price of $46,687. These parcels are located at Chandler Fashion Center, Danbury Fair Mall, Freehold Raceway Mall, Los Cerritos Center and Washington Square. Effective as of May 18, 2023, the Company now owns and has consolidated its 100% interest in these five former Sears parcels in its consolidated financial statements.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

15.   Acquisitions: (Continued)
The following is a summary of the allocation of the fair value of the former Sears parcels at Chandler Fashion Center, Danbury Fair Mall, Freehold Raceway Mall, Los Cerritos Center and Washington Square:

Land	$10,869
Building and improvements	39,359
Construction in progress	38,000
Deferred charges	6,821
Other accrued liabilities (below-market lease)	(1,649)
Fair value of acquired net assets (at 100% ownership)	$93,400
16.   Dispositions:
On May 2, 2023, the Company sold The Marketplace at Flagstaff, a 268,000 square foot power center in Flagstaff, Arizona, for $23,500, which resulted in a gain on sale of assets of $10,349. The Company used the net proceeds to pay down debt.
For the six months ended June 30, 2023, the Company sold various land parcels in separate transactions, resulting in gains on sale of land of $4,374. For the three and six months ended June 30, 2022, the Company sold various land parcels in separate transactions, resulting in gains on sale of land of $66 and $15,147, respectively. The Company used its share of the proceeds from these sales to pay down debt and for other general corporate purposes.
17. Commitments and Contingencies:
As of June 30, 2023, the Company was contingently liable for $40,931 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. As of June 30, 2023, $40,680 of these letters of credit were secured by restricted cash. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the relevant agreement. At June 30, 2023, the Company had $8,425 in outstanding obligations, which it believes will be settled in the next twelve months.
18. Related Party Transactions:
Certain unconsolidated joint ventures have engaged the Management Companies to manage the operations of the Centers. Under these arrangements, the Management Companies are reimbursed for compensation paid to on-site employees, leasing agents and project managers at the Centers, as well as insurance costs and other administrative expenses.
The following are fees charged to unconsolidated joint ventures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Management fees	$4,224	$4,682	$8,444	$9,043
Development and leasing fees	2,689	2,108	4,728	3,491
	$6,913	$6,790	$13,172	$12,534
Interest expense (income) from related party transactions includes $5,980 and $8,892 for the three months ended June 30, 2023 and 2022, respectively, and $(3,427) and $16,895 for the six months ended June 30, 2023 and 2022, respectively, in connection with the financing arrangement (See Note 12—Financing Arrangement).

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
18. Related Party Transactions: (Continued)
Due from affiliates includes $5,745 and $3,299 of unreimbursed costs and fees from unconsolidated joint ventures due to the Management Companies at June 30, 2023 and December 31, 2022, respectively.
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
During the six months ended June 30, 2023, the Company granted the following LTI Units:

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
The following table summarizes the activity of the non-vested LTI Units, phantom stock units and stock units:

	LTI Units		Phantom Stock Units		Stock Units
	Units	Value(1)	Units	Value(1)	Units	Value(1)
Balance at January 1, 2023	2,215,167	$12.90	34,039	$14.19	295,054	$14.58
Granted	1,607,332	11.07	3,335	11.03	239,098	10.86
Vested	(13,058)	20.42	(11,763)	13.29	(244,180)	13.65
Forfeited	(37,592)	21.28	—	—	—	—
Balance at June 30, 2023	3,771,849	$12.01	25,611	$14.19	289,972	$12.30

(1) Value represents the weighted average grant date fair value.
The following table summarizes the activity of the stock options outstanding:

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
19. Share and Unit-Based Plans: (Continued)

	Stock Options
	Units	Value(1)
Balance at January 1, 2023	26,371	$54.56
Granted	—	—
Balance at June 30, 2023	26,371	$54.56

(1) Value represents the weighted average exercise price.
The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
LTI Units	$4,609	$4,717	$9,271	$9,402
Stock units	1,360	576	2,592	1,867
Phantom stock units	78	91	156	177
	$6,047	$5,384	$12,019	$11,446
The Company capitalized share and unit-based compensation costs of $1,077 and $1,101 for the three months ended June 30, 2023 and 2022, respectively, and $2,154 and $2,294 for the six months ended June 30, 2023 and 2022, respectively. Unrecognized compensation costs of share and unit-based plans at June 30, 2023 consisted of $12,327 from LTI Units, $2,130 from stock units and $363 from phantom stock units.
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
The income tax provision of the TRSs are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Current	$—	$—	$—	$—
Deferred	(371)	670	1,511	(1,129)
Total (expense) benefit	$(371)	$670	$1,511	$(1,129)
The net operating loss ("NOL") carryforwards generated through the 2017 tax year are scheduled to expire through 2037, beginning in 2025. Pursuant to the Tax Cuts and Jobs Act of 2017, NOLs generated in 2018 and subsequent tax years are carried forward indefinitely. The Coronavirus Aid, Relief and Economic Security Act removed the 80% of taxable income limitation, imposed by the Tax Cuts and Jobs Act, for NOLs generated in 2018, 2019 and 2020. Net deferred tax assets of $24,625 and $23,114 were included in deferred charges and other assets, net at June 30, 2023 and December 31, 2022, respectively.
The Company is required to establish a valuation allowance for any portion of the deferred tax asset that the Company concludes is more likely than not to be unrealizable. The Company’s assessment considers all evidence, both positive and

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
20. Income Taxes: (Continued)
negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of June 30, 2023, the Company had no valuation allowance recorded.
The tax years 2019 through 2021 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next twelve months.
21. Subsequent Events:
On July 17, 2023, the Company sold Superstition Springs Power Center, a 204,000 square foot power center in Mesa, Arizona, for $5,634, which resulted in a gain on sale of assets of approximately $1,913. The Company used the net proceeds to pay down debt.

On August 4, 2023, the Company announced a dividend/distribution of $0.17 per share for common stockholders and OP Unitholders of record on August 18, 2023. All dividends/distributions will be paid 100% in cash on September 8, 2023.

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
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P. (the "Operating Partnership"). As of June 30, 2023, the Operating Partnership owned or had an ownership interest in 44 regional town centers (including office, hotel and residential space adjacent to these shopping centers), four community/power shopping centers, one office property and one redevelopment property. These 50 regional town centers, community/power shopping centers, office and redevelopment properties consist of approximately 47 million square feet of gross leasable area ("GLA") and are referred to herein as the "Centers". The Centers consist of consolidated Centers ("Consolidated Centers") and unconsolidated joint venture Centers ("Unconsolidated Joint Venture Centers"), unless the context otherwise requires. The property management, leasing and redevelopment of the Company's portfolio is provided by the Company's seven management companies (collectively referred to herein as the "Management Companies"). The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Management Companies.
The following discussion is based primarily on the consolidated financial statements of the Company for the three and six months ended June 30, 2023 and 2022. It compares the results of operations for the three months ended June 30, 2023 to the results of operations for the three months ended June 30, 2022. It also compares the results of operations and cash flows for the six months ended June 30, 2023 to the results of operations and cash flows for the six months ended June 30, 2022.
This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
Acquisitions:
On August 2, 2022, the Company acquired the remaining 50% ownership interest in two former Sears parcels (Deptford Mall and Vintage Faire Mall) in MS Portfolio LLC, the Company's joint venture with Seritage Growth Properties ("Seritage"), for a total purchase price of $24.5 million. Effective as of August 2, 2022, the Company now owns and has consolidated its 100% interest in these two former Sears parcels in its consolidated financial statements (See Note 15—Acquisitions in the Notes to the Consolidated Financial Statements).
On May 18, 2023, the Company acquired Seritage’s remaining 50% ownership interest in the MS Portfolio LLC joint venture that owns five former Sears parcels, for a total purchase price of approximately $46.7 million. These parcels are located at Chandler Fashion Center, Danbury Fair Mall, Freehold Raceway Mall, Los Cerritos Center and Washington Square. Effective as of May 18, 2023, the Company now owns and has consolidated its 100% interest in these five former Sears parcels in its consolidated financial statements (See Note 15—Acquisitions).
Dispositions:
For the twelve months ended December 31, 2022, the Company and certain joint venture partners sold various land parcels in separate transactions, resulting in the Company’s share of the gain on sale of land of $23.9 million. The Company used its share of the proceeds from these sales of $60.3 million to pay down debt and for other general corporate purposes.
For the six months ended June 30, 2023, the Company and certain joint venture partners sold various land parcels in separate transactions, resulting in the Company’s share of the gain on sale of land of $2.6 million. The Company’s proceeds from these sales in the six months ended June 30, 2023 were $3.0 million. The Company used its share of the proceeds from these sales to pay down debt and for other general corporate purposes.
On May 2, 2023, the Company sold The Marketplace at Flagstaff, a 268,000 square foot power center in Flagstaff, Arizona, for $23.5 million, which resulted in a gain on sale of assets of $10.3 million. The Company used the net proceeds to pay down debt. (See "Liquidity and Capital Resources").
On July 17, 2023, the Company sold Superstition Springs Power Center, a 204,000 square foot power center in Mesa, Arizona, for $5.6 million, which resulted in a gain on sale of assets of approximately $1.9 million. The Company used the net proceeds to pay down debt. (See "Liquidity and Capital Resources").
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
On December 9, 2022, the Company extended the maturity date on the $300.0 million loan on Santa Monica Place to December 9, 2025, including extension options. The loan bears interest at a floating interest rate of LIBOR plus 1.48% and converted to 1-month Term SOFR plus 1.52% effective July 9, 2023.
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
Effective May 9, 2023, the Company’s joint venture in Country Club Plaza defaulted on the $295.2 million ($147.6 million at the Company's pro rata share) non-recourse loan on the property. The Company’s joint venture is in negotiations with the lender on the terms of the loan.
On June 27, 2023, the Company closed on a one-year extension on the $133.5 million loan on Danbury Fair Mall to July 1, 2024. The Company repaid $10.0 million of the outstanding loan balance at closing and the amended interest rate will be 7.5% as of July 1, 2023 incrementally increasing to 8.0% as of October 1, 2023, 8.5% as of January 1, 2024 and 9.0% as of April 1, 2024.
Redevelopment and Development Activities:
The Company has a 50/50 joint venture with Simon Property Group, which was initially formed to develop Los Angeles Premium Outlets, a premium outlet center in Carson, California. The Company has funded $39.5 million of the total $78.9 million incurred by the joint venture as of June 30, 2023.
The Company is redeveloping an approximately 150,000 square foot, three-level space (formerly occupied by Bloomingdale’s and Arclight Theatre) at Santa Monica Place, a 534,000 square foot regional town center in Santa Monica, California, with an entertainment destination use, high-end fitness, and co-working space. The total cost of the project is estimated to be between $35.0 million and $40.0 million. The Company has incurred approximately $2.0 million as of June 30, 2023. The anticipated opening is in 2024.
The Company’s joint venture in Scottsdale Fashion Square, a 1,881,000 square foot regional town center in Scottsdale, Arizona, is redeveloping a two-level Nordstrom wing with luxury-focused retail and restaurant uses. The total cost of the project is estimated to be between $80.0 million and $90.0 million, with $40.0 million and $45.0 million estimated to be the Company’s pro rata share. The Company has incurred $12.5 million of the total $25.1 million incurred by the joint venture as of June 30, 2023. The anticipated opening is in 2024.
Other Transactions and Events:
The Company declared a cash dividend of $0.15 per share of its common stock for each of the first three quarters of 2022 and a cash dividend of $0.17 per share of its common stock for the fourth quarter of 2022 and the first two quarters of 2023. On August 4, 2023, the Company declared a third quarter cash dividend of $0.17 per share of its common stock, which will be paid on September 8, 2023 to stockholders of record on August 18, 2023. The dividend amount will be reviewed by the Board on a quarterly basis.
In connection with the commencement of separate "at the market" offering programs, on each of February 1, 2021 and March 26, 2021, which are referred to as the "February 2021 ATM Program" and the "March 2021 ATM Program," respectively, and collectively as the "ATM Programs," the Company entered into separate equity distribution agreements with certain sales agents pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500 million under each of the February 2021 ATM Program and the March 2021 ATM Program, or a total of $1 billion under the ATM Programs. As of June 30, 2023, the Company had approximately $151.7 million of gross sales of its common stock available under the March 2021 ATM Program. The February 2021 ATM Program was fully utilized as of June 30, 2021 and is no longer active.
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
Results of Operations
Many of the variations in the results of operations, discussed below, occurred because of the transactions affecting the Company’s properties described in Management’s Overview and Summary above, including the Redevelopment Properties, the JV Transition Centers and the Disposition Property (as defined below).

For purposes of the discussion below, the Company defines “Same Centers” as those Centers that are substantially complete and in operation for the entirety of both periods of the comparison. Non-Same Centers for comparison purposes include those Centers or properties that are going through a substantial redevelopment often resulting in the closing of a portion of the Center (“Redevelopment Properties”), those properties that have recently transitioned to or from equity method joint ventures to or from consolidated assets ("JV Transition Centers") and properties that have been disposed of (“Disposition Property”). The Company moves a Center in and out of Same Centers based on whether the Center is substantially complete and in operation for the entirety of both periods of the comparison. Accordingly, the Same Centers consist of all Consolidated Centers, excluding the Redevelopment Properties, the JV Transition Centers and the Disposition Property, for the periods of comparison.
For the comparison of the three and six months ended June 30, 2023 to the three and six months ended June 30, 2022, the JV Transition Centers are the two former Sears parcels at Deptford Mall and Vintage Faire Mall and the five former Sears parcels at Chandler Fashion Center, Danbury Fair Mall, Freehold Raceway Mall, Los Cerritos Center and Washington Square (See “Acquisitions” in Management’s Overview and Summary). The Disposition Property is The Marketplace at Flagstaff (See "Dispositions" in Management’s Overview and Summary). For the comparison of the three and six months ended June 30, 2023 to the three and six months ended June 30, 2022, there are no Redevelopment Properties.
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
During the second quarter of 2023, comparable tenant sales for spaces less than 10,000 square feet across the portfolio decreased by 4.3% relative to the second quarter of 2022. The leased occupancy rate of 92.6% at June 30, 2023 represented a 0.8% increase from 91.8% at June 30, 2022. Releasing spreads increased as the Company executed leases at an average rent of $61.34 for new and renewal leases executed compared to $55.12 on leases expiring, resulting in a releasing spread increase of $6.22 per square foot, or 11.3%, for the trailing twelve months ended June 30, 2023.
The Company continues to renew or replace leases that are scheduled to expire in 2023, however, due to a variety of factors, the Company cannot be certain of its ability to sign, renew or replace leases expiring in 2023 or beyond. The remaining 2023 lease expirations continue to be an important focal point for the Company. As of June 30, 2023, the Company has executed renewal leases or commitments on 76% of its 2023 expiring square footage of space that is not otherwise expected to close, with another 17% in the letter of intent stage.
During the quarter ended June 30, 2023, the Company signed 70 new leases and 121 renewal leases comprising approximately 1.4 million square feet of GLA. The average tenant allowance was $14.13 per square foot.
Outlook
The Company has a long-term four-pronged business strategy that focuses on the acquisition, leasing and management, redevelopment and development of regional town centers. Although the majority of the key fundamentals at the Centers continued to improve during 2022 and into the first half of 2023, operating results in 2023 could be negatively impacted by certain macro-economic factors, including any continued increase in inflation and interest rates or an economic slowdown or recession.
Traffic at the Company’s Centers for the first half of 2023 was approximately 95% of 2022 levels. Portfolio tenant sales from spaces less than 10,000 square feet were $853 compared to $869 for the trailing twelve months ended December 31, 2022. Comparable tenant sales from spaces less than 10,000 square feet across the portfolio for the trailing twelve months ended June 30, 2023 decreased by 1.6% compared to the same timeframe in 2022.
During 2022, the Company leased 3.8 million square feet, which represented the strongest year of leasing volume for the Company when measured on a comparable center basis since before the 2009 Global Financial Crisis, and square footage leasing volumes for the first half of 2023 have outpaced the same timeframe in 2022. During the second quarter of 2023, the Company signed 191 leases for approximately 1.4 million square feet, compared to 270 leases and 1.2 million square feet leased during the second quarter of 2022, representing a 21% increase in the amount of square footage leased and a 29% decrease in the number of leases signed on a comparable center basis. For the six months ending June 30, 2023, the Company has signed leases for 34% more square footage than during the same timeframe in 2022, on a comparable center basis.

The Company believes that diversity of use within its tenant base will be a prominent internal growth catalyst at its Centers going forward, as new uses enhance the productivity and diversity of the tenant mix and have the potential to significantly increase customer traffic at the applicable Centers. During the quarter ended June 30, 2023, the Company signed deals for new stores with new-to-Macerich portfolio uses for 124,000 square feet, with another 197,000 square feet of such new-to-Macerich portfolio leases currently in negotiation as of the date of this Quarterly Report on Form 10-Q. During the twelve months ended December 31, 2022, the Company signed 101 leases for new stores with new-to-Macerich portfolio uses totaling approximately 441,000 square feet.
As of June 30, 2023, the leased occupancy rate was 92.6%, a 0.8% increase compared to the leased occupancy rate at June 30, 2022 of 91.8% and a sequential 0.4% increase compared to 92.2% at March 31, 2023.
Many of the Company’s leases contain co-tenancy clauses. Certain Anchor or small tenant closures have become permanent, whether caused by the pandemic, or otherwise, and co-tenancy clauses within certain leases may be triggered as a result. The Company does not anticipate that the negative impact of such clauses on lease revenue will be significant.
During 2022, the pace of bankruptcy filings involving the Company’s tenants decreased substantially as compared to 2021, with only two bankruptcy filings involving three of the Company’s tenants representing approximately 111,000 square feet of leased space and $2.2 million of annual leasing revenue at the Company’s share. The Company continues to expect that the pace of bankruptcy filings in 2023 will be relatively low compared to 2020. Year-to-date in 2023, there have been six bankruptcy filings involving the Company’s tenants totaling eleven leases and representing approximately 84,000 square feet of leased space and $2.6 million of annual leasing revenue at the Company's share.
During 2023, the Company expects to generate positive cash flow from operations after recurring operating capital expenditures, leasing capital expenditures and payment of dividends. This assumption does not include any potential capital generated from dispositions, refinancings or issuances of common equity. This expected surplus will be used to fund the Company's development and redevelopment pipeline and to the extent available, de-lever the Company's balance sheet.
The Company continues to make substantial progress addressing its near-term, non-recourse loan maturities, with six completed transactions since the start of the fourth quarter of 2022 totaling over $2.2 billion, or approximately $1.5 billion at the Company’s pro rata share. For additional information on the Company’s financing transactions in the year ended 2022 through the date of this Quarterly Report on Form 10-Q, see “Financing Activities” in Management’s Overview and Summary.
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
Comparison of Three Months Ended June 30, 2023 and 2022
Revenues:
Leasing revenue increased by $4.1 million, or 2.2%, from 2022 to 2023. The increase in leasing revenue is attributed to increases of $2.8 million from the Same Centers and $1.9 million from the JV Transition Centers offset in part by a decrease of $0.6 million from the Disposition Property. Leasing revenue includes the amortization of above and below-market leases, the amortization of straight-line rents, lease termination income, percentage rent and the recovery of bad debts. The amortization of above and below-market leases decreased from $0.6 million in 2022 to $0.5 million in 2023. The amortization of straight-line rents decreased from $(0.5) million in 2022 to $(0.8) million in 2023. Lease termination income decreased from $0.6 million in 2022 to $0.0 million in 2023. Percentage rent decreased from $6.9 million in 2022 to $4.5 million in 2023. Recovery of bad debts decreased from $1.4 million in 2022 to $0.6 million in 2023.
Other revenue increased from $8.1 million in 2022 to $11.7 million in 2023. This increase is primarily due to parking, interest and other income related to the Same Centers.
Management Companies' revenue increased from $7.4 million in 2022 to $8.0 million in 2023 primarily due to an increase in leasing and development fees.

Shopping Center and Operating Expenses:
Shopping center and operating expenses increased $0.2 million, or 0.3%, from 2022 to 2023. The increase in shopping center and operating expenses is attributed to an increase of $0.5 million from the JV Transition Centers offset in part by decreases of $0.2 million from the Same Centers and $0.1 million from the Disposition Property.
Leasing Expenses:
Leasing expenses increased from $8.1 million in 2022 to $8.4 million in 2023 due to an increase in compensation expense.
REIT General and Administrative Expenses:
REIT general and administrative expenses increased $2.4 million from 2022 to 2023 primarily due to an increase in compensation and consulting expense.
Depreciation and Amortization:
Depreciation and amortization decreased $2.1 million from 2022 to 2023. The decrease in depreciation and amortization is attributed to a decrease of $2.6 million from the Same Centers and $0.4 million from the Disposition Property offset in part by an increase of $0.9 million from the JV Transition Centers.
Interest Expense:
Interest expense increased $1.5 million from 2022 to 2023. The increase in interest expense is attributed to increases of $2.5 million from the Same Centers and $1.9 million from higher outstanding balances and interest rates on the Company's revolving line of credit offset in part by $2.9 million from the financing arrangement (See Note 12—Financing Arrangement in the Company's Notes to the Consolidated Financial Statements). The decrease in interest expense from the financing arrangement is primarily due to the change in fair value of the underlying properties and the mortgage notes payable on the underlying properties.
Equity in (Loss) Income of Unconsolidated Joint Ventures:
Equity in (loss) income of unconsolidated joint ventures increased $13.3 million from 2022 to 2023. The increase in equity in (loss) income of unconsolidated joint ventures is primarily due to the JV Transition Centers.
Gain (loss) on Sale or Write Down of Assets, net:
The gain (loss) on sale or write down of assets, net increased $11.4 million from 2022 to 2023 primarily due to the sale of The Marketplace at Flagstaff in 2023 (See "Dispositions" in Management's Overview and Summary).
Net Loss:
Net loss decreased $3.3 million from 2022 to 2023. The decrease in net loss is primarily due to the variances noted above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold decreased 13.8% from $102.9 million in 2022 to $88.7 million in 2023. For a reconciliation of net loss attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders—diluted, and FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold—diluted, see "Funds From Operations ("FFO")" below.
Comparison of Six Months Ended June 30, 2023 and 2022
Revenues:
Leasing revenue decreased by $0.3 million, or 0.1%, from 2022 to 2023. The decrease in leasing revenue is attributed to decreases of $2.9 million from the Same Centers and $0.6 million from the Disposition Property offset in part by an increase of $3.2 million from the JV Transition Centers. Leasing revenue includes the amortization of above and below-market leases, the amortization of straight-line rents, lease termination income, percentage rent and the recovery of bad debts. The amortization of above and below-market leases increased from $1.2 million in 2022 to $1.6 million in 2023. Straight-line rents decreased from $(2.5) million in 2022 to $(2.6) million in 2023. Lease termination income decreased from $12.4 million in 2022 to $1.7 million in 2023. Percentage rent decreased from $15.5 million in 2022 to $10.0 million in 2023. Recovery of bad debts increased from

$0.9 million in 2022 to $1.6 million in 2023. The decrease in lease revenue at the Same Centers is primarily due to the decrease in lease termination and percentage rent income offset by increases in tenant recoveries income and recovery of bad debts.
Other revenue increased from $14.4 million in 2022 to $20.7 million in 2023. This increase is primarily due to parking, interest and other income related to the Same Centers.
Management Companies' revenue increased from $13.8 million in 2022 to $14.8 million in 2023 due to an increase in leasing and development fees.
Shopping Center and Operating Expenses:
Shopping center and operating expenses decreased $2.2 million, or 1.6%, from 2022 to 2023. The decrease in shopping center and operating expenses is attributed to decreases of $3.0 million from the Same Centers, which is primarily from a decrease in property taxes and is offset in part by an increase of $0.9 million from the JV Transition Centers.
Leasing Expenses:
Leasing expenses increased from $15.8 million in 2022 to $18.1 million in 2023 due to an increase in compensation expense.
Management Companies' Operating Expenses:
Management Companies' operating expenses increased $1.6 million from 2022 to 2023 due to an increase in compensation expense.
REIT General and Administrative Expenses:
REIT general and administrative expenses increased $2.5 million from 2022 to 2023 due to an increase in compensation and consulting expense.
Depreciation and Amortization:
Depreciation and amortization decreased $3.5 million from 2022 to 2023. The decrease in depreciation and amortization is attributed to decreases of $4.3 million from the Same Centers and $0.7 million from the Disposition Property offset in part by an increase of $1.5 million from the JV Transition Centers.
Interest Expense:
Interest expense decreased $10.9 million from 2022 to 2023. The decrease in interest expense is attributed to a decrease of $20.3 million from the financing arrangement discussed in Note 12 in the Company's Notes to the Consolidated Financial Statements offset in part by increases of $5.7 million from the Same Centers and $3.7 million from higher interest rates and outstanding balances on the Company's revolving line of credit. The decrease in interest expense from the financing arrangement is primarily due to the change in fair value of the underlying properties and the mortgage notes payable on the underlying properties.
Equity in Loss of Unconsolidated Joint Ventures:
Equity in loss of unconsolidated joint ventures increased $46.0 million from 2022 to 2023. The increase in equity in loss of unconsolidated joint ventures is primarily due to the JV Transition Centers.
Gain on Sale or Write Down of Assets, net:
Gain on sale or write down of assets, net increased $8.7 million from 2022 to 2023. The increase is primarily due to the sale of The Marketplace at Flagstaff.
Net Loss:
Net loss increased $17.6 million from 2022 to 2023. The increase in net loss is primarily due to the variances noted above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold decreased 17.6% from $215.2 million in 2022 to $177.4 million in 2023. For a reconciliation of net loss attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders—diluted, and FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold—diluted, see "Funds From Operations ("FFO")" below.
Operating Activities:
Cash provided by operating activities increased $23.3 million from 2022 to 2023. The increase is primarily due to the changes in assets and liabilities and the results, as discussed above.
Investing Activities:
Cash provided by investing activities increased $7.8 million from 2022 to 2023. The increase in cash provided by investing activities is primarily attributed to an increase in distributions from unconsolidated joint ventures of $115.2 million offset in part by increases in acquisitions of property of $46.7 million, development, redevelopment and renovation of $11.5 million, property improvements of $17.7 million and decreases in proceeds from the sale of assets of $2.8 million and proceeds from collection of receivable in connection with sale of joint venture property of $21.0 million. The increase in distributions from unconsolidated joint ventures is primarily due to the distribution of net loan proceeds from the Scottsdale Fashion Square refinance (See “—Financing Activities” in Management’s Overview and Summary).
Financing Activities:
Cash used in financing activities increased $18.9 million from 2022 to 2023. The increase in cash used in financing activities is primarily due to the increase in payments on mortgages, bank and other notes payable of $105.3 million and increase in deferred financing costs of $14.6 million offset by proceeds received from proceeds from mortgages, bank and other notes payable of $105.0 million.
Liquidity and Capital Resources
The Company anticipates meeting its liquidity needs for its operating expenses, debt service and dividend requirements for the next twelve months and beyond through cash generated from operations, distributions from unconsolidated joint ventures, working capital reserves and/or borrowings under its line of credit.
Uses of Capital
The following tables summarize capital expenditures incurred at the Centers (at the Company's pro rata share):

	For the Six Months Ended June 30,
(Dollars in thousands)	2023	2022
Consolidated Centers:
Acquisitions of property, building improvement and equipment(1)	$58,717	$5,981
Development, redevelopment, expansions and renovations of Centers	35,216	23,519
Tenant allowances	20,216	10,618
Deferred leasing charges	2,783	791
	$116,932	$40,909
Unconsolidated Joint Venture Centers:
Acquisitions of property, building improvement and equipment	$4,474	$4,102
Development, redevelopment, expansions and renovations of Centers	35,967	27,679
Tenant allowances	6,053	8,962
Deferred leasing charges	1,782	1,700
	$48,276	$42,443
(1)Includes $46.7 million for the six months ended June 30, 2023, relating to the acquisition of five former Sears parcels in the MS Portfolio LLC joint venture (See "Acquisitions" in Management's Overview and Summary).
The Company expects amounts to be incurred during the next twelve months for tenant allowances and deferred leasing charges to be comparable to 2022. The Company expects to incur approximately $150.0 million to $175.0 million during 2023 for development, redevelopment, expansion and renovations. Capital for these expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of cash on hand, debt or equity financings, which are expected to include borrowings under the Company's line of credit, from property financings and construction loans, each to the extent available.

Sources of Capital
The Company has also generated liquidity in the past, and may continue to do so in the future, through equity offerings and issuances, property refinancings, joint venture transactions and the sale of non-core assets. For example, the Company sold The Marketplace at Flagstaff in Flagstaff, Arizona on May 2, 2023 and Superstition Springs Power Center in Mesa, Arizona on July 17, 2023. The Company used the proceeds from these sales to pay down its line of credit and other debt obligations. During the year ended December 31, 2022 and six months ended June 30, 2023, the Company and certain joint venture partners sold various land parcels in separate transactions for aggregate proceeds of $63.3 million at the Company's share, which the Company used to pay down debt and for other general corporate purposes. Furthermore, the Company has filed a shelf registration statement, which registered an unspecified amount of common stock, preferred stock, depositary shares, debt securities, warrants, rights, stock purchase contracts and units that may be sold from time to time by the Company.
On each of February 1, 2021 and March 26, 2021, the Company registered a separate "at the market" offering program, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500 million under each ATM Program, or a total of $1.0 billion under the ATM Programs, in amounts and at times to be determined by the Company. The February 2021 ATM Program was fully utilized as of June 30, 2021 and is no longer active. During the three and six months ended June 30, 2023, no shares were issued under the March 2021 ATM Program. As of June 30, 2023, the Company had approximately $151.7 million of gross sales of its common stock available under the March 2021 ATM Program.
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
The Company's total outstanding loan indebtedness, which includes mortgages and other notes payable, at June 30, 2023 was $6.85 billion (consisting of $4.30 billion of consolidated debt, less $0.40 billion of noncontrolling interests, plus $2.94 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand, with the exception of Towne Mall (See “—Financing Activities” in Management’s Overview and Summary).
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
Additionally, as of June 30, 2023, the Company was contingently liable for $40.9 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. As of June 30, 2023, $40.7 million of these letters of credit were secured by restricted cash. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company continues to make substantial progress addressing its near-term, non-recourse loan maturities, with six completed transactions since the start of the fourth quarter of 2022 totaling over $2.2 billion, or approximately $1.5 billion at the Company’s pro rata share. For additional information on the Company’s financing transactions in the year ended 2022 through the date of this Quarterly Report on Form 10-Q, see “Financing Activities” in Management’s Overview and Summary.

The Company has a $525 million revolving loan facility that matures on April 14, 2024. The revolving loan facility can be expanded up to $800 million, subject to receipt of lender commitments and other conditions. All obligations under the credit facility are guaranteed unconditionally by the Company and are secured in the form of mortgages on certain wholly-owned assets and pledges of equity interests held by certain of the Company’s subsidiaries. The credit facility previously bore interest at LIBOR plus a spread of 2.25% to 3.25% depending on the Company’s overall leverage level. On March 22, 2023, the Company executed the one-year extension option to April 14, 2024. Additionally, effective March 13, 2023, the credit facility converted from LIBOR to 1-month Term SOFR with an applicable benchmark replacement increase adjustment of 0.11448%. As of June 30, 2023, the borrowing rate was SOFR plus a spread of 2.36%. As of June 30, 2023, borrowings under the credit facility were $130.0 million less unamortized deferred finance costs of $5.7 million for the revolving loan facility at a total interest rate of 9.07%. As of June 30, 2023, the Company’s availability under the revolving loan facility for additional borrowings was $394.8 million.
Cash dividends and distributions for the six months ended June 30, 2023 were $81.1 million (including distributions from consolidated joint ventures of $4.0 million), which were funded by operations.
At June 30, 2023, the Company was in compliance with all applicable loan covenants under its agreements.
At June 30, 2023, the Company had cash and cash equivalents of $92.5 million.
Material Cash Commitments:
The following is a schedule of material cash commitments as of June 30, 2023 for the Consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Cash Commitments	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)(1)	$5,054,844	$695,746	$1,855,764	$866,035	$1,637,299
Lease obligations(2)	148,928	8,449	33,843	23,553	83,083
	$5,203,772	$704,195	$1,889,607	$889,588	$1,720,382
__________________________________________________________
(1)Interest payments on floating rate debt were based on rates in effect at June 30, 2023.
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

The following reconciles net loss attributable to the Company to FFO and FFO—diluted attributable to common stockholders and unit holders-basic and diluted, excluding financing expense in connection with Chandler Freehold for the three and six months ended June 30, 2023 and 2022 (dollars and shares in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net loss attributable to the Company	$(14,964)	$(15,384)	$(73,697)	$(52,566)
Adjustments to reconcile net loss attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted:
Noncontrolling interests in the Operating Partnership	(617)	(622)	(3,070)	(2,122)
(Gain) loss on sale or write down of assets, net—consolidated assets	(10,279)	1,091	(14,058)	(5,362)
Add: noncontrolling interests share of gain on sale or write down of assets—consolidated assets	—	22	1,886	4,443
Add: gain on sale of undepreciated assets—consolidated assets	—	66	4,374	15,147
Less: noncontrolling interests share of gain of undepreciated assets—consolidated assets	—	—	(1,886)	(4,422)
Loss on write-down of non-real estate assets—consolidated assets	—	—	—	(2,000)
Loss (gain) on sale or write down of assets—unconsolidated joint ventures, net(1)	1,221	(845)	51,348	28,982
Add: gain on sale of undepreciated assets—unconsolidated joint ventures(1)	—	956	104	1,555
Depreciation and amortization—consolidated assets	70,388	72,458	141,841	145,314
Less: noncontrolling interests in depreciation and amortization—consolidated assets	(3,619)	(6,480)	(7,267)	(14,293)
Depreciation and amortization—unconsolidated joint ventures(1)	42,830	45,162	85,337	89,563
Less: depreciation on personal property	(1,972)	(2,714)	(4,149)	(5,664)
FFO attributable to common stockholders and unit holders—basic and diluted	82,988	93,710	180,763	198,575
Financing expense in connection with Chandler Freehold	5,720	9,140	(3,348)	16,646
FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold—basic and diluted	$88,708	$102,850	$177,415	$215,221
Weighted average number of FFO shares outstanding for:
FFO attributable to common stockholders and unit holders—basic(2)	224,442	223,649	224,358	223,576
Adjustments for impact of dilutive securities in computing FFO—diluted:
Share and unit based compensation plans	—	—	—	—
Weighted average number of FFO shares outstanding for FFO attributable to common stockholders and unit holders—basic and diluted(2)	224,442	223,649	224,358	223,576
(1)     Unconsolidated joint ventures are presented at the Company's pro rata share.
(2)     Calculated based upon basic net income as adjusted to reach basic FFO. Includes 9.0 million and 8.7 million of OP Units outstanding for the three months ended June 30, 2023 and 2022, respectively, and 9.0 million and 8.7 million of OP Units outstanding for the six months ended June 30, 2023 and 2022, respectively.
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
The following table sets forth information as of June 30, 2023 concerning the Company's long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the twelve months ending June 30,
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long-term debt:
Fixed rate	$294,735	$1,086,351	$217,473	$326,066	$375,261	$1,523,633	$3,823,519	$3,448,516
Average interest rate	5.37%	3.88%	3.50%	3.59%	5.88%	4.05%	4.21%
Floating rate	205,820	—	300,000	—	—	—	505,820	492,463
Average interest rate	8.05%	—%	6.67%	—%	—%	—%	7.23%
Total debt—Consolidated Centers	$500,555	$1,086,351	$517,473	$326,066	$375,261	$1,523,633	$4,329,339	$3,940,979
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long-term debt (at Company's pro rata share):
Fixed rate	$380,094	$130,920	$619,213	$429,345	$854,403	$448,839	$2,862,814	$2,669,610
Average interest rate	4.17%	6.68%	3.81%	6.91%	4.92%	3.77%	4.78%
Floating rate	11,500	81,158	—	—	387	—	93,045	90,436
Average interest rate	7.10%	6.76%	—%	—%	7.90%	—%	6.81%
Total debt—Unconsolidated Joint Venture Centers	$391,594	$212,078	$619,213	$429,345	$854,790	$448,839	$2,955,859	$2,760,046
The Consolidated Centers' total fixed rate debt at June 30, 2023 and December 31, 2022 was $3.8 billion and $3.7 billion, respectively. The average interest rate on the fixed rate debt at June 30, 2023 and December 31, 2022 was 4.21% and 4.01%, respectively. The Consolidated Centers' total floating rate debt at June 30, 2023 and December 31, 2022 was $505.8 million and $700.7 million, respectively. The average interest rate on the floating rate debt at June 30, 2023 and December 31, 2022 was 7.23% and 6.53%, respectively.
The Company's pro rata share of the unconsolidated joint venture Centers' fixed rate debt at June 30, 2023 and December 31, 2022 was $2.9 billion and $2.7 billion, respectively. The average interest rate on the fixed rate debt at June 30, 2023 and December 31, 2022 was 4.78% and 4.46%, respectively. The Company's pro rata share of the unconsolidated joint venture Centers' floating rate debt at June 30, 2023 and December 31, 2022 was $93.0 million and $90.7 million, respectively. The average interest rate on the floating rate debt at June 30, 2023 and December 31, 2022 was 6.81% and 5.81%, respectively.
The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value. Interest rate cap agreements offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements effectively replace a floating rate on the notional amount with a fixed rate as noted above. As of June 30, 2023, the Company has interest rate cap agreements in place (See Note 4—Investments in Unconsolidated Joint Ventures and Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements). The respective loans each require an interest rate cap agreement to be in place at all times, which limits how high the prevailing floating loan rate index (i.e., LIBOR or SOFR) for the loans can rise. As of the date of this Quarterly Report on Form 10-Q, LIBOR/SOFR for each of these loans exceeded the strike interest rate (the "Strike Rate") within the required interest rate cap agreement. If LIBOR/SOFR does exceed the Strike Rate, each of these loans would then be considered fixed rate debt. If LIBOR/SOFR for these respective loans thereafter no longer exceeds the Strike Rate, then these loans would once again be considered floating rate debt.

In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $6.0 million per year based on $598.9 million of floating rate debt outstanding at June 30, 2023.
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
The Company expects that all LIBOR settings relevant to it will cease to be published or will no longer be representative after June 30, 2023. The discontinuation of LIBOR has not affected the Company’s ability to borrow or maintain already outstanding borrowings or hedging transactions. As of June 30, 2023, each of the agreements governing the Company’s variable rate debt has been converted to a SOFR-based interest rate, with the exception of the Santa Monica Place LIBOR-based loan. The Company has not incurred significant costs in completing such conversions to SOFR, nor have the Company’s borrowing costs changed significantly from such conversions. The Company has converted the Santa Monica Place loan to SOFR effective July 9, 2023.
Item 4.    Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of June 30, 2023, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2023 to April 30, 2023	—	$—	—	$278,707,048
May 1, 2023 to May 31, 2023	—	—	—	$278,707,048
June 1, 2023 to June 30, 2023	—	—	—	$278,707,048
Total	—	$—	—
(1)On February 12, 2017, the Company's Board of Directors authorized the repurchase of up to $500.0 million of the Company's outstanding common shares from time to time as market conditions warrant.
Item 3.  Defaults Upon Senior Securities
Not Applicable
Item 4.  Mine Safety Disclosures
Not Applicable
Item 5.  Other Information
During the three months ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

3.1.14	Articles of Amendment of the Company (increased authorized shares) (incorporated by reference as an exhibit to the Company's current Report on Form 8-K, event date May 28, 2021).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date January 26, 2023).
10.1+	The Macerich 2003 Equity Incentive Plan, as amended and restated as of May 31, 2023 (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date May 31, 2023).

Exhibit Number	Description
31.1	Section 302 Certification of Thomas O'Hern, Chief Executive Officer
31.2	Section 302 Certification of Scott Kingsmore, Chief Financial Officer
32.1**	Section 906 Certifications of Thomas O'Hern and Scott Kingsmore
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).

+ Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.
** Furnished herewith.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MACERICH COMPANY
		By:	/s/ SCOTT W. KINGSMORE
Scott W. Kingsmore
Senior Executive Vice President, Treasurer and Chief Financial Officer
Date:	August 9, 2023		(Principal Financial Officer)