Form 10-Q
period 2023-09-30
MACERICH CO
filed 2023-11-06
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
Number of shares outstanding as of November 6, 2023 of the registrant's common stock, par value $0.01 per share: 215,448,177 shares

THE MACERICH COMPANY
FORM 10-Q

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS:
Property, net	$5,950,089	$6,127,790
Cash and cash equivalents	111,802	100,320
Restricted cash	96,332	80,819
Tenant and other receivables, net	152,205	183,593
Right-of-use assets, net	120,410	126,606
Deferred charges and other assets, net	232,103	247,424
Due from affiliates	6,624	3,299
Investments in unconsolidated joint ventures	918,540	1,224,288
Total assets	$7,588,105	$8,094,139
LIABILITIES AND EQUITY:
Mortgage notes payable	$4,166,335	$4,240,596
Bank and other notes payable	118,635	163,117
Accounts payable and accrued expenses	73,923	63,107
Lease liabilities	85,726	94,911
Other accrued liabilities	312,236	318,745
Distributions in excess of investments in unconsolidated joint ventures	195,179	121,093
Financing arrangement obligation	137,699	143,221
Total liabilities	5,089,733	5,144,790
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized at September 30, 2023 and December 31, 2022, and 215,655,497 and 215,241,129 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	2,155	2,151
Additional paid-in capital	5,519,029	5,506,084
Accumulated deficit	(3,089,298)	(2,643,094)
Accumulated other comprehensive income	556	632
Total stockholders' equity	2,432,442	2,865,773
Noncontrolling interests	65,930	83,576
Total equity	2,498,372	2,949,349
Total liabilities and equity	$7,588,105	$8,094,139
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Leasing revenue	$197,305	$195,594	$589,003	$587,596
Other	13,403	7,503	34,143	21,911
Management Companies	7,444	7,607	22,234	21,432
Total revenues	218,152	210,704	645,380	630,939
Expenses:
Shopping center and operating expenses	76,358	74,694	216,793	217,342
Leasing expenses	8,777	8,704	26,880	24,463
Management Companies' operating expenses	16,513	16,553	52,852	51,242
REIT general and administrative expenses	5,910	6,779	21,692	20,082
Depreciation and amortization	70,755	72,739	212,596	218,053
	178,313	179,469	530,813	531,182
Interest expense (income):
Related parties	3,418	6,473	(9)	23,368
Other	49,962	46,157	147,516	134,312
	53,380	52,630	147,507	157,680
Total expenses	231,693	232,099	678,320	688,862
Equity in (loss) income of unconsolidated joint ventures	(107,465)	6,322	(176,235)	(16,422)
Income tax (expense) benefit	(1,672)	166	(161)	(963)
(Loss) gain on sale or write down of assets, net	(149,287)	1,405	(135,229)	6,767
Net loss	(271,965)	(13,502)	(344,565)	(68,541)
Less: net (loss) income attributable to noncontrolling interests	(9,418)	1,691	(8,321)	(784)
Net loss attributable to the Company	$(262,547)	$(15,193)	$(336,244)	$(67,757)
Loss per common share—attributable to common stockholders:
Basic	$(1.22)	$(0.07)	$(1.56)	$(0.32)
Diluted	$(1.22)	$(0.07)	$(1.56)	$(0.32)
Weighted average number of common shares outstanding:
Basic	215,632,000	215,134,000	215,461,000	214,982,000
Diluted	215,632,000	215,134,000	215,461,000	214,982,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(271,965)	$(13,502)	$(344,565)	$(68,541)
Other comprehensive (loss) income:
Interest rate cap agreements	(546)	(3)	(76)	37
Comprehensive loss	(272,511)	(13,505)	(344,641)	(68,504)
Less: net (loss) income attributable to noncontrolling interests	(9,418)	1,691	(8,321)	(784)
Comprehensive loss attributable to the Company	$(263,093)	$(15,196)	$(336,320)	$(67,720)
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)
Three Months Ended September 30, 2023 and 2022

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at July 1, 2023	215,617,797	$2,154	$5,518,237	$(2,790,097)	$1,102	$2,731,396	$77,641	$2,809,037
Net loss	—	—	—	(262,547)	—	(262,547)	(9,418)	(271,965)
Interest rate cap agreements	—	—	—	—	(546)	(546)	—	(546)
Amortization of share and unit-based plans	19,594	1	1,204	—	—	1,205	—	1,205
Stock offerings, net	—	—	(322)	—	—	(322)	—	(322)
Distributions paid ($0.17 per share)	—	—	—	(36,654)	—	(36,654)	—	(36,654)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,334)	(2,334)
Conversion of noncontrolling interests to common shares	18,106	—	828	—	—	828	(828)	—
Redemption of noncontrolling interests	—	—	35	—	—	35	(84)	(49)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(953)	—	—	(953)	953	—
Balance at September 30, 2023	215,655,497	$2,155	$5,519,029	$(3,089,298)	$556	$2,432,442	$65,930	$2,498,372

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at July 1, 2022	215,113,342	$2,150	$5,500,101	$(2,560,793)	$16	$2,941,474	$114,919	$3,056,393
Net (loss) income	—	—	—	(15,193)	—	(15,193)	1,691	(13,502)
Interest rate cap agreement	—	—	—	—	(3)	(3)	—	(3)
Amortization of share and unit-based plans	21,772	—	5,369	—	—	5,369	—	5,369
Stock offerings, net	—	—	(32)	—	—	(32)	—	(32)
Distributions paid ($0.15 per share)	—	—	—	(32,253)	—	(32,253)	—	(32,253)
Distributions to noncontrolling interests	—	—	—	—	—	—	(37,829)	(37,829)
Contributions from noncontrolling interests	—	—	—	—	—	—	2	2
Conversion of noncontrolling interests to common shares	11,027	—	622	—	—	622	(622)	—
Adjustment of noncontrolling interests in Operating Partnership	—	—	(753)	—	—	(753)	753	—
Balance at September 30, 2022	215,146,141	$2,150	$5,505,307	$(2,608,239)	$13	$2,899,231	$78,914	$2,978,145

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)
Nine Months Ended September 30, 2023 and 2022

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2023	215,241,129	$2,151	$5,506,084	$(2,643,094)	$632	$2,865,773	$83,576	$2,949,349
Net loss	—	—	—	(336,244)	—	(336,244)	(8,321)	(344,565)
Interest rate cap agreements	—	—	—	—	(76)	(76)	—	(76)
Amortization of share and unit-based plans	270,508	3	13,221	—	—	13,224	—	13,224
Employee stock purchases	125,754	1	1,020	—	—	1,021	—	1,021
Stock offerings, net	—	—	(399)	—		(399)	—	(399)
Distributions paid ($0.51 per share)	—	—	—	(109,960)	—	(109,960)	—	(109,960)
Distributions to noncontrolling interests	—	—	—	—	—	—	(10,173)	(10,173)
Conversion of noncontrolling interests to common shares	18,106	—	828	—	—	828	(828)	—
Redemption of noncontrolling interests	—	—	35	—	—	35	(84)	(49)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(1,760)	—	—	(1,760)	1,760	—
Balance at September 30, 2023	215,655,497	$2,155	$5,519,029	$(3,089,298)	$556	$2,432,442	$65,930	$2,498,372

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2022	214,797,057	$2,147	$5,488,440	$(2,443,696)	$(24)	$3,046,867	$129,282	$3,176,149
Net loss	—	—	—	(67,757)	—	(67,757)	(784)	(68,541)
Interest rate cap agreement	—	—	—	—	37	37	—	37
Amortization of share and unit-based plans	206,564	2	16,813	—	—	16,815	—	16,815
Employee stock purchases	96,942	1	959	—	—	960	—	960
Stock offerings, net	—	—	(152)	—	—	(152)	—	(152)
Distributions paid ($0.45 per share)	—	—	—	(96,786)	—	(96,786)	—	(96,786)
Distributions to noncontrolling interests	—	—	—	—	—	—	(50,011)	(50,011)
Contributions from noncontrolling interests	—	—	—	—	—	—	2	2
Conversion of noncontrolling interests to common shares	45,578	—	2,700	—	—	2,700	(2,700)	—
Redemption of noncontrolling interests	—	—	177	—	—	177	(505)	(328)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(3,630)	—	—	(3,630)	3,630	—
Balance at September 30, 2022	215,146,141	$2,150	$5,505,307	$(2,608,239)	$13	$2,899,231	$78,914	$2,978,145

 The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(344,565)	$(68,541)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss (gain) on sale or write down of assets, net	135,229	(6,767)
Depreciation and amortization	223,735	226,136
Amortization of share and unit-based plans	10,880	13,420
Straight-line rent and amortization of above and below market leases	50	821
Recovery of doubtful accounts	(1,873)	(1,585)
Income tax expense	161	963
Equity in loss of unconsolidated joint ventures	176,235	16,422
Distributions of income from unconsolidated joint ventures	280	866
Change in fair value of financing arrangement obligation	(5,522)	14,837
Changes in assets and liabilities, net of dispositions:
Tenant and other receivables	29,816	19,517
Other assets	14,757	5,639
Due from affiliates	(3,325)	(9,495)
Accounts payable and accrued expenses	14,677	8,177
Other accrued liabilities	(4,416)	64,578
Net cash provided by operating activities	246,119	284,988
Cash flows from investing activities:
Acquisitions of property	(46,687)	(24,544)
Development, redevelopment, expansion and renovation of properties	(51,678)	(28,180)
Property improvements	(48,792)	(32,712)
Deferred leasing costs	(11,765)	(1,974)
Distributions from unconsolidated joint ventures	212,108	107,255
Contributions to unconsolidated joint ventures	(55,578)	(42,963)
Proceeds from collection of receivable in connection with sale of joint venture property	—	21,000
Proceeds from sale of assets	34,707	48,768
Net cash provided by investing activities	32,315	46,650

THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands) (Unaudited)
	For the Nine Months Ended September 30,
	2023	2022
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	314,000	130,000
Payments on mortgages, bank and other notes payable	(415,065)	(312,630)
Deferred financing costs	(28,813)	(2,766)
Payments on finance leases	(2,001)	(1,923)
Costs from stock offerings	(399)	(152)
Proceeds from share and unit-based plans	1,021	960
Redemption of noncontrolling interests	(49)	(328)
Contributions from noncontrolling interests	—	2
Dividends and distributions	(120,133)	(146,797)
Net cash used in financing activities	(251,439)	(333,634)
Net increase (decrease) in cash, cash equivalents and restricted cash	26,995	(1,996)
Cash, cash equivalents and restricted cash, beginning of period	181,139	166,971
Cash, cash equivalents and restricted cash, end of period	$208,134	$164,975
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$140,155	$135,548
Non-cash investing and financing transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$39,849	$34,534
Conversion of Operating Partnership Units to common stock	$828	$2,700
Assets acquired from unconsolidated joint venture	$46,713	$23,554
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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of September 30, 2023, the Company was the sole general partner of and held a 96% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
The Operating Partnership's consolidated VIEs included the following assets and liabilities:

	September 30, 2023	December 31, 2022
Assets:
Property, net	$444,613	$452,559
Other assets	94,602	93,102
Total assets	$539,215	$545,661
Liabilities:
Mortgage notes payable	$292,688	$323,841
Other liabilities	124,972	135,340
Total liabilities	$417,660	$459,181
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

The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported on the Company's consolidated balance sheets to the totals shown on its consolidated statements of cash flows:

	For the Nine Months Ended September 30,
	2023	2022
Beginning of period
Cash and cash equivalents	$100,320	$112,454
Restricted cash	80,819	54,517
Cash, cash equivalents and restricted cash	$181,139	$166,971
End of period
Cash and cash equivalents	$111,802	$109,991
Restricted cash	96,332	54,984
Cash, cash equivalents and restricted cash	$208,134	$164,975
3. Earnings Per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of EPS for the three and nine months ended September 30, 2023 and 2022 (shares in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net loss	$(271,965)	$(13,502)	$(344,565)	$(68,541)
Less: net (loss) income attributable to noncontrolling interests	(9,418)	1,691	(8,321)	(784)
Net loss attributable to the Company	(262,547)	(15,193)	(336,244)	(67,757)
Allocation of earnings to participating securities	(213)	(211)	(655)	(642)
Numerator for basic and diluted EPS—net loss attributable to common stockholders	$(262,760)	$(15,404)	$(336,899)	$(68,399)
Denominator
Denominator for basic and diluted EPS—weighted average number of common shares outstanding(1)	215,632	215,134	215,461	214,982
EPS—net loss attributable to common stockholders
Basic and diluted	$(1.22)	$(0.07)	$(1.56)	$(0.32)

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

3. Earnings Per Share ("EPS"): (Continued)
(1)     Diluted EPS excludes 99,565 convertible preferred partnership units for each of the three months ended September 30, 2023 and 2022 and 99,565 convertible preferred partnership units for each of the nine months ended September 30, 2023 and 2022, as their impact was antidilutive. Diluted EPS also excludes 8,979,065 and 8,620,767 Operating Partnership units ("OP Units") for the three months ended September 30, 2023 and 2022, respectively, and 8,981,061 and 8,653,348 OP Units for the nine months ended September 30, 2023 and 2022, respectively, as their impact was antidilutive.

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
On November 14, 2022, the Company's joint venture in Washington Square closed on a four-year maturity date extension for the existing loan to November 1, 2026, including extension options. The Company's joint venture repaid $15,000 ($9,000 at the Company's pro rata share) of the outstanding loan balance. The loan bears interest at SOFR plus 4.0% and is covered by an interest rate cap agreement that effectively prevents SOFR from exceeding 4.0% through November 1, 2024.
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
Effective May 9, 2023, the Company’s joint venture in Country Club Plaza defaulted on the $295,210 ($147,605 at the Company’s pro rata share) non-recourse loan on the property. The Company’s joint venture is in negotiations with the lender on the terms of this non-recourse loan. During the three months ending September 30, 2023, the joint venture shortened the holding period of the property due to the uncertainty as to the outcome of discussions with the lender. As a result of shortening the holding period, the joint venture estimated the fair value of the asset and recorded an impairment loss. The Company's share of the impairment loss was $107,673 for the three and nine months ended September 30, 2023.
On May 18, 2023, the Company acquired Seritage’s remaining 50% ownership interest in the MS Portfolio LLC joint venture that owns five former Sears parcels, for a total purchase price of $46,687. These parcels are located at Chandler Fashion Center, Danbury Fair Mall, Freehold Raceway Mall, Los Cerritos Center and Washington Square. The Company previously recorded an impairment loss of $50,197, at the Company’s share, during the three months ending March 31, 2023 as a result of the joint venture shortening the holding periods on these parcels. Upon the closing of this transaction, the Company recorded an additional loss of $1,166, at the Company’s share, during the three months ending June 30, 2023. Effective as of May 18, 2023, the Company now owns and has consolidated its 100% interest in these five former Sears parcels in its consolidated financial statements (See Note 15—Acquisitions).

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	September 30, 2023	December 31, 2022
Assets(1):
Property, net	$7,715,987	$8,156,632
Other assets	662,274	664,036
Total assets	$8,378,261	$8,820,668
Liabilities and partners' capital(1):
Mortgage and other notes payable	$5,760,372	$5,491,250
Other liabilities	466,345	451,511
Company's capital	1,145,464	1,528,348
Outside partners' capital	1,006,080	1,349,559
Total liabilities and partners' capital	$8,378,261	$8,820,668
Investments in unconsolidated joint ventures:
Company's capital	$1,145,464	$1,528,348
Basis adjustment(2)	(422,103)	(425,153)
	$723,361	$1,103,195

Assets—Investments in unconsolidated joint ventures	$918,540	$1,224,288
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(195,179)	(121,093)
	$723,361	$1,103,195

(1)     These amounts include assets of $2,642,242 and $2,690,651 of Pacific Premier Retail LLC (the "PPR Portfolio") as of September 30, 2023 and December 31, 2022, respectively, and liabilities of $1,599,413 and $1,611,661 of the PPR Portfolio as of September 30, 2023 and December 31, 2022, respectively.
(2)     The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into (loss) income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $(2,494) and $2,164 for the three months ended September 30, 2023 and 2022, respectively, and $(13,942) and $7,034 for the nine months ended September 30, 2023 and 2022, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)
Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	PPR Portfolio	Other Joint Ventures	Total
Three Months Ended September 30, 2023
Revenues:
Leasing revenue	$44,446	$173,735	$218,181
Other	595	5,724	6,319
Total revenues	45,041	179,459	224,500
Expenses:
Shopping center and operating expenses	11,794	64,556	76,350
Leasing expenses	355	1,043	1,398
Interest expense	21,916	51,302	73,218
Depreciation and amortization	22,240	62,388	84,628
Total expenses	56,305	179,289	235,594
Loss on sale or write down of assets, net	—	(194,601)	(194,601)
Net loss	$(11,264)	$(194,431)	$(205,695)
Company's equity in net loss	$(4,614)	$(102,851)	$(107,465)
Three Months Ended September 30, 2022
Revenues:
Leasing revenue	$44,157	$164,518	$208,675
Other	151	1,934	2,085
Total revenues	44,308	166,452	210,760
Expenses:
Shopping center and operating expenses	10,949	59,450	70,399
Leasing expenses	424	1,203	1,627
Interest expense	15,546	37,556	53,102
Depreciation and amortization	24,269	64,002	88,271
Total expenses	51,188	162,211	213,399
Gain on sale or write down of assets, net	—	25,788	25,788
Net (loss) income	$(6,880)	$30,029	$23,149
Company's equity in net income	$1,851	$4,471	$6,322

Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	PPR Portfolio	Other Joint Ventures	Total
Nine Months Ended September 30, 2023
Revenues:
Leasing revenue	$129,613	$505,490	$635,103
Other	1,770	14,011	15,781
Total revenues	131,383	519,501	650,884
Expenses:
Shopping center and operating expenses	33,469	184,213	217,682
Leasing expenses	1,349	3,968	5,317
Interest expense	65,575	144,386	209,961
Depreciation and amortization	67,446	188,125	255,571
Total expenses	167,839	520,692	688,531
Loss on sale or write down of assets, net	—	(266,252)	(266,252)
Net loss	$(36,456)	$(267,443)	$(303,899)
Company's equity in net loss	$(15,329)	$(160,906)	$(176,235)
Nine Months Ended September 30, 2022
Revenues:
Leasing revenue	$136,344	$488,513	$624,857
Other	269	12,040	12,309
Total revenues	136,613	500,553	637,166
Expenses:
Shopping center and operating expenses	31,807	172,681	204,488
Leasing expenses	1,258	3,724	4,982
Interest expense	46,299	109,881	156,180
Depreciation and amortization	72,760	195,408	268,168
Total expenses	152,124	481,694	633,818
Loss on sale or write down of assets, net	—	(30,870)	(30,870)
Net loss	$(15,511)	$(12,011)	$(27,522)
Company's equity in net loss	$(2,354)	$(14,068)	$(16,422)

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
5. Derivative Instruments and Hedging Activities:
The Company uses interest rate cap agreements to manage the interest rate risk on certain floating rate debt. The Company recorded other comprehensive (loss) income related to the marking-to-market of derivative instruments of $(546) and $(3) for the three months ended September 30, 2023 and 2022, respectively, and $(76) and $37 for the nine months ended September 30, 2023 and 2022, respectively. The entire $(76) in other comprehensive (loss) income at September 30, 2023 is the Company's pro rata share of hedged derivative instruments from certain unconsolidated joint ventures.
The following derivatives were outstanding at September 30, 2023:

						Fair Value
Property	Designation	Notional Amount	Product	SOFR/LIBOR Rate	Maturity	September 30, 2023	December 31, 2022
Santa Monica Place	Non-Hedged	$300,000	Cap	4.00%	12/9/2023	$837	$2,576
The Macerich Partnership, L.P.	Non-Hedged	$(300,000)	Sold Cap	4.00%	12/9/2023	$(836)	$(2,567)
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
6. Property, net:
Property, net consists of the following:

	September 30, 2023	December 31, 2022
Land	$1,383,176	$1,425,211
Buildings and improvements	6,125,673	6,378,736
Tenant improvements	734,389	711,007
Equipment and furnishings(1)	185,104	186,767
Construction in progress	427,771	218,859
	8,856,113	8,920,580
Less accumulated depreciation(1)	(2,906,024)	(2,792,790)
	$5,950,089	$6,127,790
(1)      Equipment and furnishings and accumulated depreciation include the cost and accumulated amortization of ROU assets in connection with finance leases at September 30, 2023 and December 31, 2022 (See Note 8—Leases).
Depreciation expense was $66,390 and $67,631 for the three months ended September 30, 2023 and 2022, respectively, and $199,615 and $202,804 for the nine months ended September 30, 2023 and 2022, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
6. Property, net: (Continued)

(Loss) gain on sale or write-down of assets, net for the three and nine months ended September 30, 2023 and 2022 consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Gain on property sales, net(1)	$3,031	$313	$13,381	$386
Loss on write-down of assets(2)	(152,798)	(5,148)	(153,464)	(15,006)
Gain on land sales, net(1)	480	6,240	4,854	21,387
	$(149,287)	$1,405	$(135,229)	$6,767
(1)      See Note 16—Dispositions.
(2)    Includes impairment losses of $144,656 on Fashion Outlets of Niagara Falls and $7,880 on Towne Mall for the three and nine months ended September 30, 2023. Includes $5,140 on Towne Mall during the three and nine months ended September 30, 2022. The impairment losses were due to the reduction of the estimated holding periods of the properties (See Note 10—Mortgage Notes Payable). The remaining amounts for the three and nine months ended September 30, 2023 and 2022 mainly pertain to the write off of development costs.
The following table summarizes certain of the Company's assets that were measured on a nonrecurring basis as a result of the impairment losses recorded for the nine months ended September 30, 2023 and 2022, as described above:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets	Significant Other Unobservable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
September 30, 2022	$18,250	$—	$—	$18,250
September 30, 2023	$72,700	$—	$9,500	$63,200
The fair value (Level 2 measurement) relating to a portion of the 2023 impairment was based on a sales contract and is classified within Level 2 of the fair value hierarchy. The fair value (Level 3 measurement) related to the 2022 and remaining 2023 impairments were based upon an income approach, using an estimated terminal capitalization rate of 9.5% and 13.0%, respectively, a discount rate of 10.5% and 14.5%, respectively, and market rents per square foot of $12 to $250. The fair value is sensitive to these significant unobservable inputs.
7. Tenant and Other Receivables, net:
Included in tenant and other receivables, net is an allowance for doubtful accounts of $6,322 and $10,741 at September 30, 2023 and December 31, 2022, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $4,456 and $18,010 at September 30, 2023 and December 31, 2022, respectively, and a deferred rent receivable due to straight-line rent adjustments of $106,780 and $110,155 at September 30, 2023 and December 31, 2022, respectively.
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
The following table summarizes the components of leasing revenue for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Leasing revenue—fixed payments	$142,344	$139,261	$424,097	$409,518
Leasing revenue—variable payments	54,735	55,624	163,033	176,493
Recovery of doubtful accounts, net	226	709	1,873	1,585
	$197,305	$195,594	$589,003	$587,596

The following table summarizes the future rental payments to the Company:

Twelve months ending September 30,
2024	$407,380
2025	340,531
2026	275,457
2027	211,498
2028	160,525
Thereafter	545,805
$1,941,196

Lessee Leases:
The Company has certain properties that are subject to non-cancelable operating leases. The leases expire at various times through 2075, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. In addition, the Company has five finance leases that expire at various times through 2025.
The following table summarizes the lease costs for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease costs	$3,262	$3,788	$10,346	$11,338
Finance lease costs:
Amortization of ROU assets	487	483	1,456	1,446
Interest on lease liabilities	81	100	341	402
	$3,830	$4,371	$12,143	$13,186

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
8. Leases: (Continued)

The following table summarizes the future rental payments required under the leases:

	September 30, 2023		December 31, 2022
Year ending December 31,	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2023	$3,173	$2,450	$12,255	$2,450
2024	11,391	9,478	11,563	9,478
2025	11,574	1,400	11,746	1,400
2026	11,691	—	11,864	—
2027	11,862	—	12,035	—
Thereafter	83,083	—	109,158	—
Total undiscounted rental payments	132,774	13,328	168,621	13,328
Less imputed interest	(57,652)	(2,724)	(86,315)	(723)
Total lease liabilities	$75,122	$10,604	$82,306	$12,605
Weighted average remaining term	24.1 years	0.9 years	32.3 years	1.7 years
Weighted average incremental borrowing rate	7.1%	3.6%	7.4%	3.7%

9. Deferred Charges and Other Assets, net:
Deferred charges and other assets, net consist of the following:

	September 30, 2023	December 31, 2022
Leasing	$90,413	$113,400
Intangible assets:
In-place lease values	63,091	63,961
Leasing commissions and legal costs	17,866	17,299
Above-market leases	66,002	71,304
Deferred tax assets	22,952	23,114
Deferred compensation plan assets	57,799	54,353
Other assets	44,172	66,188
	362,295	409,619
Less accumulated amortization(1)	(130,192)	(162,195)
	$232,103	$247,424

(1)   Accumulated amortization includes $42,903 and $44,362 relating to in-place lease values, leasing commissions and legal costs at September 30, 2023 and December 31, 2022, respectively. Amortization expense of in-place lease values, leasing commissions and legal costs was $1,880 and $1,688 for the three months ended September 30, 2023 and 2022, respectively, and $5,665 and $5,019 for the nine months ended September 30, 2023 and 2022, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
9. Deferred Charges and Other Assets, net: (Continued)
The allocated values of above-market leases and below-market leases consist of the following:

	September 30, 2023	December 31, 2022
Above-Market Leases
Original allocated value	$66,002	$71,304
Less accumulated amortization	(35,480)	(35,156)
	$30,522	$36,148
Below-Market Leases(1)
Original allocated value	$89,238	$97,026
Less accumulated amortization	(39,130)	(40,797)
	$50,108	$56,229

(1)   Below-market leases are included in other accrued liabilities.

10. Mortgage Notes Payable:
Mortgage notes payable at September 30, 2023 and December 31, 2022 consist of the following:

	Carrying Amount of Mortgage Notes(1)
Property Pledged as Collateral	September 30, 2023	December 31, 2022	Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Chandler Fashion Center(5)	$255,874	$255,736	4.18%	$875	2024
Danbury Fair Mall(6)	130,134	148,207	8.01%	1,538	2024
Fashion District Philadelphia(7)	73,205	104,427	9.49%	546	2024
Fashion Outlets of Chicago	299,415	299,354	4.61%	1,145	2031
Fashion Outlets of Niagara Falls USA(8)	86,415	90,514	6.45%	727	2023
Freehold Raceway Mall(5)	399,002	398,878	3.94%	1,300	2029
Fresno Fashion Fair	324,404	324,255	3.67%	971	2026
Green Acres Commons(9)	—	125,256	7.14%	717	2023
Green Acres Mall(10)	358,593	237,372	6.62%	1,819	2028
Kings Plaza Shopping Center	536,828	536,442	3.71%	1,629	2030
Oaks, The(11)	152,408	165,934	5.74%	1,138	2024
Pacific View(12)	70,946	70,855	5.45%	328	2032
Queens Center	600,000	600,000	3.49%	1,744	2025
Santa Monica Place(13)	297,171	296,521	7.28%	1,713	2025
SanTan Village Regional Center	219,483	219,414	4.34%	788	2029
Towne Mall(14)	18,886	18,886	4.48%	69	2022
Victor Valley, Mall of	114,951	114,908	4.00%	380	2024
Vintage Faire Mall	228,620	233,637	3.55%	1,256	2026
	$4,166,335	$4,240,596

(1)The mortgage notes payable also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs were $23,023 and $13,830 at September 30, 2023 and December 31, 2022, respectively.
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
(6)On July 1, 2022, the Company extended the loan maturity to July 1, 2023. The interest rate remained unchanged at 5.5%, and the Company repaid $10,000 of the outstanding loan balance at closing. On June 27, 2023, the Company further extended the loan maturity to July 1, 2024. The Company repaid $10,000 of the outstanding loan balance at closing and the amended interest rate was 7.5% as of July 1, 2023 incrementally increasing to 8.0% as of October 1, 2023, 8.5% as of January 1, 2024 and 9.0% as of April 1, 2024.
(7)On August 26, 2022 and November 28, 2022, the Company repaid $83,058 and $7,117, respectively, of the outstanding loan balance to satisfy certain loan conditions. On January 20, 2023, the Company repaid $26,107 of the outstanding loan balance and exercised its one-year extension option of the loan to January 22, 2024. The interest rate is SOFR plus 3.60%.
(8)Effective October 6, 2023, the loan is in default. The Company is in negotiations with the lender on the terms of this non-recourse loan.
(9)On March 25, 2021, the Company closed on a two-year extension of the loan to March 29, 2023. The interest rate was LIBOR plus 2.75% and the Company repaid $4,680 of the outstanding loan balance at closing. On January 3, 2023, the Company closed on a five-year $370,000 combined refinance of Green Acres Mall and Green Acres Commons. The new interest only loan bears interest at a fixed rate of 5.90% and matures on January 6, 2028.
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
(11)On May 6, 2022, the Company closed on a two-year extension of the loan to June 5, 2024 at a new fixed interest rate of 5.25%. The Company repaid $5,000 of the outstanding loan balance at closing. On June 5, 2023, the Company repaid $10,000 of the outstanding loan balance.
(12)On April 29, 2022, the Company closed on a new $72,000 loan with a fixed rate of 5.29% that matures on May 6, 2032.
(13)On December 9, 2022, the Company closed on a three-year extension of the loan to December 9, 2025, including extension options. The interest rate remained unchanged at LIBOR plus 1.48%, and has converted to 1-month Term SOFR plus 1.52% effective July 9, 2023. The loan is covered by an interest rate cap agreement that effectively prevented LIBOR from exceeding 4.0% during the period ending December 9, 2023. The interest rate cap agreement was converted to 1-month Term SOFR effective July 9, 2023.
(14)The Company has completed transition of the property to a receiver, but is the owner of record as of September 30, 2023 and December 31, 2022.
Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.
The Company's mortgage notes payable are secured by the properties on which they are placed and are non-recourse to the Company.
The Company expects that all loan maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or with cash on hand, with the exception of Towne Mall and Fashion Outlets of Niagara Falls as noted above.
Total interest expense capitalized was $5,670 and $2,859 for the three months ended September 30, 2023 and 2022, respectively, and $15,364 and $7,151 for the nine months ended September 30, 2023 and 2022, respectively.
The estimated fair value (Level 2 measurement) of mortgage notes payable at September 30, 2023 and December 31, 2022 was $3,780,053 and $3,894,588, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
11. Bank and Other Notes Payable:
Bank and other notes payable consist of the following:
Credit Facility:
Previously, the Company had a $525,000 revolving loan facility, which was scheduled to mature on April 14, 2024. On September 11, 2023, the Company and the Operating Partnership entered into an amended and restated credit agreement, which amends and restates their prior credit agreement, and provides for an aggregate $650,000 revolving loan facility that matures on February 1, 2027, with a one-year extension option. The revolving loan facility can be expanded up to $950,000, subject to receipt of lender commitments and other conditions. All obligations under the credit facility are guaranteed unconditionally by the Company and are secured in the form of mortgages on certain wholly-owned assets and pledges of equity interests held by certain of the Company’s subsidiaries. The new credit facility bears interest, at the Operating Partnership’s option, at either the base rate (as defined in the credit agreement) or adjusted term SOFR (as defined in the credit agreement) plus, in both cases, an applicable margin. The applicable margin depends on the Company’s overall leverage ratio and ranges from 1.00% to 2.50% over the selected index rate. Adjusted term SOFR is Term SOFR (as defined in the credit agreement) plus 0.10% per annum. As of September 30, 2023, the borrowing rate was SOFR plus a spread of 2.35%. As of September 30, 2023, borrowings under the credit facility were $135,000 less unamortized deferred finance costs of $16,365 for the revolving loan facility at a total effective interest rate of 8.48%. Concurrently with the entry into the amended and restated credit agreement, the Company drew $152,000 of the amount available under the revolving loan facility and used the proceeds to repay in full amounts outstanding under its prior credit facility. As of September 30, 2023, the Company’s availability under the revolving loan facility for additional borrowings was $514,787. The estimated fair value (Level 2 measurement) of borrowings under the credit facility at September 30, 2023 was $138,661 for the revolving loan facility based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
As of September 30, 2023 and December 31, 2022, the Company was in compliance with all applicable financial loan covenants.
12. Financing Arrangement:
On September 30, 2009, the Company formed a joint venture whereby a third party acquired a 49.9% interest in Chandler Fashion Center, a 1,320,000 square foot regional shopping center in Chandler, Arizona, and Freehold Raceway Mall, a 1,549,000 square foot regional shopping center in Freehold, New Jersey (collectively referred to herein as "Chandler Freehold"). As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the formation of Chandler Freehold, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The Company accounts for its investment in Chandler Freehold as a financing arrangement. The fair value (Level 3 measurement) of the financing arrangement obligation at September 30, 2023 and December 31, 2022 was based upon a terminal capitalization rate of approximately 6.50% and 6.25%, respectively, a discount rate at September 30, 2023 and December 31, 2022 of 8.25% and 7.75%, respectively, and market rents per square foot of $35 to $240. The fair value of the financing arrangement obligation is sensitive to these significant unobservable inputs and a change in these inputs may result in a significantly higher or lower fair value measurement. Distributions to the partner, excluding distributions of excess loan proceeds, and changes in fair value of the financing arrangement obligation are recognized as related party interest expense (income) in the Company's consolidated statements of operations.
During the three and nine months ended September 30, 2023 and 2022, the Company recognized related party interest expense (income) in the Company's consolidated statements of operations in connection with the financing arrangement as follows:

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
12. Financing Arrangement: (Continued)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Distributions equal to the partner's share of net income (loss)	$329	$(211)	$250	$39
Distributions in excess of the partner's share of net income	1,094	1,631	5,263	8,492
Adjustment to fair value of financing arrangement obligation	1,995	5,053	(5,522)	14,837
	$3,418	$6,473	$(9)	$23,368
13. Noncontrolling Interests:
The Company allocates net (loss) income of the Operating Partnership based on the weighted average ownership interest during the period. The net (loss) income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 96% ownership interest in the Operating Partnership as of September 30, 2023 and December 31, 2022. The remaining 4% limited partnership interest as of September 30, 2023 and December 31, 2022 was owned by certain of the Company's executive officers and directors, certain of their affiliates and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the 10 trading days ending on the respective balance sheet date. Accordingly, as of September 30, 2023 and December 31, 2022, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $102,092 and $103,023, respectively.
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
During the nine months ended September 30, 2023, the Company did not issue any shares of common stock under the March 2021 ATM Program. As of September 30, 2023, $151,699 remained available to be sold under the March 2021 ATM Program. Actual future sales will depend upon a variety of factors including, but not limited to, market conditions, the trading price of the Company’s common stock and the Company’s capital needs. The Company has no obligation to sell the remaining shares available for sale under the March 2021 ATM Program.
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
There were no repurchases under the Stock Buyback Program during the nine months ended September 30, 2023 or 2022.
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
On July 17, 2023, the Company sold Superstition Springs Power Center, a 204,000 square foot power center in Mesa, Arizona, for $5,634, which resulted in a gain on sale of assets of $1,903. The Company used the net proceeds to pay down debt.
For the three and nine months ended September 30, 2023, the Company sold various land parcels in separate transactions, resulting in gains on sale of land of $480 and $4,854, respectively. For the three and nine months ended September 30, 2022, the Company sold various land parcels in separate transactions, resulting in gains on sale of land of $6,240 and $21,387, respectively. The Company used its share of the proceeds from these sales to pay down debt and for other general corporate purposes.
17. Commitments and Contingencies:
As of September 30, 2023, the Company was contingently liable for $41,031 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. As of September 30, 2023, $40,818 of these letters of credit were secured by restricted cash. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the relevant agreement. At September 30, 2023, the Company had $7,128 in outstanding obligations, which it believes will be settled in the next twelve months.
18. Related Party Transactions:
Certain unconsolidated joint ventures have engaged the Management Companies to manage the operations of the Centers. Under these arrangements, the Management Companies are reimbursed for compensation paid to on-site employees, leasing agents and project managers at the Centers, as well as insurance costs and other administrative expenses.
The following are fees charged to unconsolidated joint ventures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Management fees	$4,474	$4,332	$12,917	$13,375
Development and leasing fees	2,238	2,711	6,966	6,202
	$6,712	$7,043	$19,883	$19,577
Interest expense (income) from related party transactions includes $3,418 and $6,473 for the three months ended September 30, 2023 and 2022, respectively, and $(9) and $23,368 for the nine months ended September 30, 2023 and 2022, respectively, in connection with the financing arrangement (See Note 12—Financing Arrangement).
Due from affiliates includes $6,624 and $3,299 of unreimbursed costs and fees from unconsolidated joint ventures due to the Management Companies at September 30, 2023 and December 31, 2022, respectively.
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
During the nine months ended September 30, 2023, the Company granted the following LTI Units:

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
The following table summarizes the activity of the non-vested LTI Units, phantom stock units and stock units:

	LTI Units		Phantom Stock Units		Stock Units
	Units	Value(1)	Units	Value(1)	Units	Value(1)
Balance at January 1, 2023	2,215,167	$12.90	34,039	$14.19	295,054	$14.58
Granted	1,607,332	11.07	4,938	11.27	246,879	10.89
Vested	(13,058)	20.42	(17,650)	13.37	(257,886)	14.12
Forfeited	(37,592)	21.28	—	—	—	—
Balance at September 30, 2023	3,771,849	$12.01	21,327	$14.19	284,047	$11.79

(1) Value represents the weighted average grant date fair value.
The following table summarizes the activity of the stock options outstanding:

	Stock Options
	Units	Value(1)
Balance at January 1, 2023	26,371	$54.56
Granted	—	—
Balance at September 30, 2023	26,371	$54.56

(1) Value represents the weighted average exercise price.
The following summarizes the compensation cost under the share and unit-based plans:

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
19. Share and Unit-Based Plans: (Continued)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
LTI Units	$826	$4,632	$10,097	$14,035
Stock units	299	629	2,891	2,496
Phantom stock units	80	107	236	284
	$1,205	$5,368	$13,224	$16,815
The Company capitalized share and unit-based compensation costs of $190 and $1,101 for the three months ended September 30, 2023 and 2022, respectively, and $2,344 and $3,395 for the nine months ended September 30, 2023 and 2022, respectively. Unrecognized compensation costs of share and unit-based plans at September 30, 2023 consisted of $7,624 from LTI Units, $1,991 from stock units and $303 from phantom stock units.
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
The income tax provision of the TRSs are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Current	$—	$—	$—	$—
Deferred	(1,672)	166	(161)	(963)
Total (expense) benefit	$(1,672)	$166	$(161)	$(963)
The net operating loss ("NOL") carryforwards generated through the 2017 tax year are scheduled to expire through 2037, beginning in 2025. Pursuant to the Tax Cuts and Jobs Act of 2017, NOLs generated in 2018 and subsequent tax years are carried forward indefinitely. The Coronavirus Aid, Relief and Economic Security Act removed the 80% of taxable income limitation, imposed by the Tax Cuts and Jobs Act, for NOLs generated in 2018, 2019 and 2020. Net deferred tax assets of $22,952 and $23,114 were included in deferred charges and other assets, net at September 30, 2023 and December 31, 2022, respectively.
The Company is required to establish a valuation allowance for any portion of the deferred tax asset that the Company concludes is more likely than not to be unrealizable. The Company’s assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of September 30, 2023, the Company had no valuation allowance recorded.
The tax years 2019 through 2021 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next twelve months.
21. Subsequent Events:
On October 27, 2023, the Company announced a dividend/distribution of $0.17 per share for common stockholders and OP Unitholders of record on November 9, 2023. All dividends/distributions will be paid 100% in cash on December 1, 2023.

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
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P. (the "Operating Partnership"). As of September 30, 2023, the Operating Partnership owned or had an ownership interest in 44 regional town centers (including office, hotel and residential space adjacent to these shopping centers), three community/power shopping centers, one office property and one redevelopment property. These 49 regional town centers, community/power shopping centers, office and redevelopment properties consist of approximately 47 million square feet of gross leasable area ("GLA") and are referred to herein as the "Centers". The Centers consist of consolidated Centers ("Consolidated Centers") and unconsolidated joint venture Centers ("Unconsolidated Joint Venture Centers"), unless the context otherwise requires. The property management, leasing and redevelopment of the Company's portfolio is provided by the Company's seven management companies (collectively referred to herein as the "Management Companies"). The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Management Companies.
The following discussion is based primarily on the consolidated financial statements of the Company for the three and nine months ended September 30, 2023 and 2022. It compares the results of operations for the three months ended September 30, 2023 to the results of operations for the three months ended September 30, 2022. It also compares the results of operations and cash flows for the nine months ended September 30, 2023 to the results of operations and cash flows for the nine months ended September 30, 2022.
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
For the nine months ended September 30, 2023, the Company and certain joint venture partners sold various land parcels in separate transactions, resulting in the Company’s share of the gain on sale of land of $9.7 million. The Company’s proceeds from these sales in the nine months ended September 30, 2023 were $14.6 million. The Company used its share of the proceeds from these sales to pay down debt and for other general corporate purposes.
On May 2, 2023, the Company sold The Marketplace at Flagstaff, a 268,000 square foot power center in Flagstaff, Arizona, for $23.5 million, which resulted in a gain on sale of assets of $10.3 million. The Company used the net proceeds to pay down debt. (See "Liquidity and Capital Resources").
On July 17, 2023, the Company sold Superstition Springs Power Center, a 204,000 square foot power center in Mesa, Arizona, for $5.6 million, which resulted in a gain on sale of assets of $1.9 million. The Company used the net proceeds to pay down debt. (See "Liquidity and Capital Resources").
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

On November 14, 2022, the Company’s joint venture in Washington Square extended the maturity date on the $503.0 million loan on the property to November 1, 2026, including extension options. The loan bears interest at a floating interest rate of SOFR plus 4.0%, subject to an interest rate cap agreement that effectively prevents SOFR from exceeding 4.0% through November 1, 2024. The joint venture repaid $15.0 million ($9.0 million at the Company's pro rata share) of the loan at closing.
On December 9, 2022, the Company extended the maturity date on the $300.0 million loan on Santa Monica Place to December 9, 2025, including extension options. The loan previously bore interest at a floating interest rate of LIBOR plus 1.48% and converted to 1-month Term SOFR plus 1.52% effective July 9, 2023.
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
On March 22, 2023, the Company executed the one-year extension option on its credit facility to April 14, 2024. Effective March 13, 2023, the credit facility converted from LIBOR to 1-month Term SOFR.
On April 25, 2023, the Company's joint venture in Deptford Mall closed on a three-year maturity date extension for the existing loan of $159.9 million to April 3, 2026, including extension options. The Company's joint venture repaid $10.0 million ($5.1 million at the Company's pro rata share) of the outstanding loan balance at closing. The interest rate on the loan remains unchanged at 3.73%.
Effective May 9, 2023, the Company’s joint venture in Country Club Plaza defaulted on the $295.2 million ($147.6 million at the Company's pro rata share) non-recourse loan on the property. The Company’s joint venture is in negotiations with the lender on the terms of this non-recourse loan.
On June 27, 2023, the Company closed on a one-year extension on the $133.5 million loan on Danbury Fair Mall to July 1, 2024. The Company repaid $10.0 million of the outstanding loan balance at closing and the amended interest rate will be 7.5% as of July 1, 2023 incrementally increasing to 8.0% as of October 1, 2023, 8.5% as of January 1, 2024 and 9.0% as of April 1, 2024.
On September 11, 2023, the Company and Operating Partnership entered into an amended and restated credit agreement, which amended and restated their prior credit agreement, and provides for an aggregate $650 million revolving loan facility that matures on February 1, 2027, with a one-year extension option. Concurrently with the entry into the amended and restated corporate credit agreement, the Company drew $152 million of the amount available under the revolving loan facility and used the proceeds to repay in full amounts outstanding under the Company’s prior credit facility. (See “Liquidity and Capital Resources”).
Effective October 6, 2023, the Company's $86.5 million loan on Fashion Outlets of Niagara Falls is in default. The Company is in negotiations with the lender on the terms of this non-recourse loan.
Redevelopment and Development Activities:
The Company has a 50/50 joint venture with Simon Property Group, which was initially formed to develop Los Angeles Premium Outlets, a premium outlet center in Carson, California. The Company has funded $39.5 million of the total $78.9 million incurred by the joint venture as of September 30, 2023.
The Company is redeveloping an approximately 150,000 square foot, three-level space (formerly occupied by Bloomingdale’s and Arclight Theatre) at Santa Monica Place, a 534,000 square foot regional town center in Santa Monica, California, with an entertainment destination use, high-end fitness, and other retail uses. The total cost of the project is estimated to be between $35.0 million and $40.0 million. The Company has incurred approximately $2.2 million as of September 30, 2023. The anticipated opening will happen in phases beginning in 2024 through 2025.
The Company’s joint venture in Scottsdale Fashion Square, a 1,881,000 square foot regional town center in Scottsdale, Arizona, is redeveloping a two-level Nordstrom wing with luxury-focused retail and restaurant uses. The total cost of the project is estimated to be between $80.0 million and $90.0 million, with $40.0 million and $45.0 million estimated to be the

Company’s pro rata share. The Company has incurred $15.9 million of the total $31.8 million incurred by the joint venture as of September 30, 2023. The anticipated opening is in 2024.
Other Transactions and Events:
The Company declared a cash dividend of $0.15 per share of its common stock for each of the first three quarters of 2022 and a cash dividend of $0.17 per share of its common stock for the fourth quarter of 2022 and the first three quarters of 2023. On October 27, 2023, the Company announced a third quarter cash dividend of $0.17 per share of its common stock, which will be paid on December 1, 2023 to stockholders of record on November 9, 2023. The dividend amount will be reviewed by the Board on a quarterly basis.
In connection with the commencement of separate "at the market" offering programs, on each of February 1, 2021 and March 26, 2021, which are referred to as the "February 2021 ATM Program" and the "March 2021 ATM Program," respectively, and collectively as the "ATM Programs," the Company entered into separate equity distribution agreements with certain sales agents pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500 million under each of the February 2021 ATM Program and the March 2021 ATM Program, or a total of $1 billion under the ATM Programs. As of September 30, 2023, the Company had approximately $151.7 million of gross sales of its common stock available under the March 2021 ATM Program. The February 2021 ATM Program was fully utilized as of June 30, 2021 and is no longer active.
See “—Liquidity and Capital Resources” for a further discussion of the Company’s anticipated liquidity needs, and the measures taken by the Company to meet those needs.
Inflation:
Most of the leases at the Centers have rent adjustments periodically throughout the lease term. These rent increases are either in fixed increments or based on using an annual multiple of increases in the Consumer Price Index. In addition, the routine expiration of leases for spaces 10,000 square feet and under each year enables the Company to replace existing leases with new leases at higher base rents if the rents of the existing leases are below the then existing market rate. The Company has generally entered into leases that require tenants to pay a stated amount for operating expenses, generally excluding property taxes, regardless of the expenses actually incurred at any Center, which places the burden of cost control on the Company. Additionally, most leases require the tenants to pay their pro rata share of property taxes and utilities. Inflation is expected to have a negative impact on the Company's costs in 2023 and 2024.
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
For the comparison of the three and nine months ended September 30, 2023 to the three and nine months ended September 30, 2022, the JV Transition Centers are the two former Sears parcels at Deptford Mall and Vintage Faire Mall and the five former Sears parcels at Chandler Fashion Center, Danbury Fair Mall, Freehold Raceway Mall, Los Cerritos Center and Washington Square (See “Acquisitions” in Management’s Overview and Summary). The Disposition Properties are The Marketplace at Flagstaff and Superstition Springs Power Center (See "Dispositions" in Management’s Overview and Summary). For the comparison of the three and nine months ended September 30, 2023 to the three and nine months ended September 30, 2022, there are no Redevelopment Properties.
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
During the third quarter of 2023, comparable tenant sales for spaces less than 10,000 square feet across the portfolio decreased by 2.0% relative to the third quarter of 2022. The leased occupancy rate of 93.4% at September 30, 2023 represented a 1.3% increase from 92.1% at September 30, 2022. Releasing spreads increased as the Company executed leases at an average rent of $59.27 for new and renewal leases executed compared to $53.58 on leases expiring, resulting in a releasing spread increase of $5.69 per square foot, or 10.6%, for the trailing twelve months ended September 30, 2023.
The Company continues to renew or replace leases that are scheduled to expire in 2023, however, due to a variety of factors, the Company cannot be certain of its ability to sign, renew or replace leases expiring in 2023 or beyond. The remaining 2023 lease expirations continue to be an important focal point for the Company. As of September 30, 2023, the Company has executed renewal leases or commitments on 84% of its 2023 expiring square footage of space that is not otherwise expected to close, with another 13% in the letter of intent stage.
During the quarter ended September 30, 2023, the Company signed 71 new leases and 135 renewal leases comprising approximately 0.8 million square feet of GLA. The average tenant allowance was $20.29 per square foot.
Outlook
The Company has a long-term four-pronged business strategy that focuses on the acquisition, leasing and management, redevelopment and development of regional town centers. Although the majority of the key performance indicators at the Centers continued to improve during 2022 and through the first three quarters of 2023, operating results in the remainder of 2023 could be negatively impacted by certain macro-economic factors, including any continued increase in inflation and interest rates or an economic slowdown or recession.
Traffic at the Company’s Centers for the first three quarters of 2023 was approximately 94% of 2022 levels. Portfolio tenant sales from spaces less than 10,000 square feet were $847 compared to $869 for the trailing twelve months ended

December 31, 2022. Comparable tenant sales from spaces less than 10,000 square feet across the portfolio for the trailing twelve months ended September 30, 2023 decreased by 1.8% compared to the same timeframe in 2022.
During the third quarter of 2023, the Company signed 206 leases for approximately 0.8 million square feet, compared to 218 leases and 1.1 million square feet leased during the third quarter of 2022, representing a 29% decrease in the amount of square footage leased and a 5.5% decrease in the number of leases signed on a comparable center basis. For the nine months ending September 30, 2023, the Company has signed leases for 3.14 million square feet, which is 10% more square footage than during the same timeframe in 2022, on a comparable center basis.
The Company believes that diversity of use within its tenant base will be a prominent internal growth catalyst at its Centers going forward, as new uses enhance the productivity and diversity of the tenant mix and have the potential to significantly increase customer traffic at the applicable Centers. During the quarter ended September 30, 2023, the Company signed deals for new stores with new-to-Macerich portfolio uses for 60,000 square feet, with another 322,000 square feet of such new-to-Macerich portfolio leases currently in negotiation as of the date of this Quarterly Report on Form 10-Q. During the twelve months ended December 31, 2022, the Company signed 101 leases for new stores with new-to-Macerich portfolio uses totaling approximately 441,000 square feet.
As of September 30, 2023, the leased occupancy rate was 93.4%, a 1.3% increase compared to the leased occupancy rate at September 30, 2022 of 92.1% and a sequential 0.8% increase compared to the 92.6% occupancy rate at June 30, 2023.
Many of the Company’s leases contain co-tenancy clauses. Certain Anchor or small tenant closures have become permanent, whether caused by the pandemic, or otherwise, and co-tenancy clauses within certain leases may be triggered as a result. The Company does not anticipate that the negative impact of such clauses on lease revenue will be significant.
During 2022, the pace of bankruptcy filings involving the Company’s tenants decreased substantially as compared to 2021, with only two bankruptcy filings involving three of the Company’s tenants representing approximately 111,000 square feet of leased space and $2.2 million of annual leasing revenue at the Company’s share. The Company expects that the pace of bankruptcy filings in 2023 will be among the lowest levels in the last decade. Year-to-date in 2023, there have been nine bankruptcy filings involving the Company’s tenants totaling fourteen leases and representing approximately 99,000 square feet of leased space and $3.2 million of annual leasing revenue at the Company's share.
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
The Company continues to make progress addressing its near-term, non-recourse loan maturities, with six completed transactions since the start of the fourth quarter of 2022 totaling over $2.2 billion, or approximately $1.5 billion at the Company’s pro rata share. The Company's joint ventures are currently in the process of refinancing the loans on Tysons Corner Center and Boulevard Shops, and both loans are expected to close during the fourth quarter of 2023. For additional information on the Company’s financing transactions in the year ended 2022 through the date of this Quarterly Report on Form 10-Q, see “Financing Activities” in Management’s Overview and Summary.
On September 11, 2023, the Company and Operating Partnership entered into an amended and restated corporate credit agreement, which amended and restated their prior credit agreement and provides for an aggregate $650 million revolving loan facility that matures on February 1, 2027, with a one-year extension option. Concurrently with the entry into the amended and restated credit agreement, the Company drew $152 million of the amount available under the revolving loan facility and used the proceeds to repay in full amounts outstanding under the Company’s prior credit facility. (See “Liquidity and Capital Resources”).
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

Comparison of Three Months Ended September 30, 2023 and 2022
Revenues:
Leasing revenue increased by $1.7 million, or 0.9%, from 2022 to 2023. The increase in leasing revenue is attributed to increases of $0.6 million from the Same Centers and $1.9 million from the JV Transition Centers offset in part by a decrease of $0.8 million from the Disposition Properties. Leasing revenue includes the amortization of above and below-market leases, the amortization of straight-line rents, lease termination income, percentage rent and the recovery of bad debts. The amortization of above and below-market leases was $0.5 million for both 2022 and 2023. The amortization of straight-line rents decreased from $0.4 million in 2022 to $(0.6) million in 2023. Lease termination income decreased from $0.5 million in 2022 to $0.1 million in 2023. Percentage rent decreased from $10.5 million in 2022 to $8.2 million in 2023. Recovery of bad debts decreased from $0.7 million in 2022 to $0.2 million in 2023.
Other revenue increased from $7.5 million in 2022 to $13.4 million in 2023. This increase is primarily due to parking, interest and other income related to the Same Centers.
Shopping Center and Operating Expenses:
Shopping center and operating expenses increased $1.7 million, or 2.2%, from 2022 to 2023. The increase in shopping center and operating expenses is attributed to increases of $1.3 million from the Disposition Properties and $0.5 million from the JV Transition Centers offset in part by a decrease of $0.1 million from the Same Centers.
REIT General and Administrative Expenses:
REIT general and administrative expenses decreased $0.9 million from 2022 to 2023 primarily due to a decrease in compensation expense.
Depreciation and Amortization:
Depreciation and amortization decreased $2.0 million from 2022 to 2023. The decrease in depreciation and amortization is attributed to a decrease of $2.4 million from the Same Centers and $0.5 million from the Disposition Properties offset in part by an increase of $0.9 million from the JV Transition Centers.
Interest Expense:
Interest expense increased $0.8 million from 2022 to 2023. The increase in interest expense is attributed to increases of $3.4 million from the Same Centers and $1.4 million from higher outstanding balances and interest rates on the Company's revolving line of credit offset in part by decreases of $0.9 million from the JV Transition Centers and $3.1 million from the financing arrangement (See Note 12—Financing Arrangement in the Company's Notes to the Consolidated Financial Statements). The decrease in interest expense from the financing arrangement is primarily due to the change in fair value of the underlying properties and the mortgage notes payable on the underlying properties.
Equity in (Loss) Income of Unconsolidated Joint Ventures:
Equity in (loss) income of unconsolidated joint ventures increased $113.8 million from 2022 to 2023. The increase in equity in (loss) income of unconsolidated joint ventures is primarily due to an impairment loss of $107.7 million at Country Club Plaza, as a result of the reduction in the estimated holding period of the property.
Loss (gain) on Sale or Write Down of Assets, net:
The loss (gain) on sale or write down of assets, net increased $150.7 million from 2022 to 2023 primarily due to an impairment loss of $144.7 million as a result of the reduction in the estimated holding period of Fashion Outlets of Niagara Falls.
Net Loss:
Net loss increased $258.5 million from 2022 to 2023. The increase in net loss is primarily due to the impairment losses at Fashion Outlets of Niagara Falls and Country Club Plaza along with the other variances noted above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold and accrued default interest expense decreased 3.6% from $102.8 million in 2022 to $99.1 million in 2023. For a reconciliation of net loss attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders—diluted, and FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold and accrued default interest expense—diluted, see "Funds From Operations ("FFO")" below.
Comparison of Nine Months Ended September 30, 2023 and 2022
Revenues:
Leasing revenue increased by $1.4 million, or 0.2%, from 2022 to 2023. The increase in leasing revenue is attributed to an increase of $5.1 million from the JV Transition Centers offset in part by decreases of $2.2 million from the Same Centers and $1.5 million from the Disposition Properties. Leasing revenue includes the amortization of above and below-market leases, the amortization of straight-line rents, lease termination income, percentage rent and the recovery of bad debts. The amortization of above and below-market leases increased from $1.7 million in 2022 to $2.1 million in 2023. Straight-line rents decreased from $(2.2) million in 2022 to $(3.2) million in 2023. Lease termination income decreased from $12.8 million in 2022 to $1.8 million in 2023. Percentage rent decreased from $26.0 million in 2022 to $18.2 million in 2023. Recovery of bad debts increased from $1.6 million in 2022 to $1.9 million in 2023. The decrease in lease revenue at the Same Centers is primarily due to the decrease in lease termination and percentage rent income offset by increases in tenant recoveries income and recovery of bad debts.
Other revenue increased from $21.9 million in 2022 to $34.1 million in 2023. This increase is primarily due to parking, interest and other income related to the Same Centers.
Management Companies' revenue increased from $21.4 million in 2022 to $22.2 million in 2023 due to an increase in leasing and development fees.
Shopping Center and Operating Expenses:
Shopping center and operating expenses decreased $0.5 million, or 0.3%, from 2022 to 2023. The decrease in shopping center and operating expenses is attributed to a decrease of $3.0 million from the Same Centers, which is primarily from a decrease in property taxes and is offset in part by increases of $1.4 million from the JV Transition Centers and $1.1 million from the Disposition Properties.
Leasing Expenses:
Leasing expenses increased from $24.5 million in 2022 to $26.9 million in 2023 due to an increase in compensation expense.
Management Companies' Operating Expenses:
Management Companies' operating expenses increased $1.6 million from 2022 to 2023 due to an increase in compensation expense.
REIT General and Administrative Expenses:
REIT general and administrative expenses increased $1.6 million from 2022 to 2023 due to an increase in compensation and consulting expense.
Depreciation and Amortization:
Depreciation and amortization decreased $5.5 million from 2022 to 2023. The decrease in depreciation and amortization is attributed to decreases of $6.7 million from the Same Centers and $1.2 million from the Disposition Properties offset in part by an increase of $2.4 million from the JV Transition Centers.
Interest Expense:
Interest expense decreased $10.2 million from 2022 to 2023. The decrease in interest expense is attributed to decreases of $23.4 million from the financing arrangement discussed in Note 12 in the Company's Notes to the Consolidated Financial Statements and $1.1 million from the JV Transition Centers offset in part by increases of $9.2 million from the Same Centers and $5.1 million from higher interest rates and outstanding balances on the Company's revolving line of credit. The decrease in interest expense from the financing arrangement is primarily due to the change in fair value of the underlying properties and the mortgage notes payable on the underlying properties.

Equity in Loss of Unconsolidated Joint Ventures:
Equity in loss of unconsolidated joint ventures increased $159.8 million from 2022 to 2023. The increase in equity in loss of unconsolidated joint ventures is primarily due to the impairment losses in 2023 at Country Club Plaza of $107.7 million and the JV Transition Centers of $51.4 million, as a result of the reduction in the estimated holding periods.
(Loss) Gain on Sale or Write Down of Assets, net:
(Loss) gain on sale or write down of assets, net increased $142.0 million from 2022 to 2023. The increase is primarily due to the impairment loss of $144.7 million at Fashion Outlets of Niagara Falls, as a result of the reduction in the estimated holding period of the property.
Net Loss:
Net loss increased $276.0 million from 2022 to 2023. The increase in net loss is primarily due to the impairment losses at Fashion Outlets of Niagara Falls, Country Club Plaza and the JV Transition Centers, along with the other variances noted above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold and accrued default interest expense decreased 13.1% from $318.0 million in 2022 to $276.5 million in 2023. For a reconciliation of net loss attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders—diluted, and FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold and accrued default interest expense—diluted, see "Funds From Operations ("FFO")" below.
Operating Activities:
Cash provided by operating activities decreased $38.9 million from 2022 to 2023. The decrease is primarily due to the changes in assets and liabilities and the results, as discussed above.
Investing Activities:
Cash provided by investing activities decreased $14.3 million from 2022 to 2023. The decrease in cash provided by investing activities is primarily attributed to increases in acquisitions of property of $22.1 million, development, redevelopment and renovation of $23.5 million, property improvements of $16.1 million, deferred leasing costs of $9.8 million, decreases in contributions to unconsolidated joint ventures of $12.6 million, decreases of proceeds from the sale of assets of $14.1 million and proceeds from collection of receivable in connection with sale of joint venture property of $21.0 million offset in part by an increase in distributions from unconsolidated joint ventures of $104.9 million. The increase in distributions from unconsolidated joint ventures is primarily due to the distribution of net loan proceeds from the Scottsdale Fashion Square refinance (See “—Financing Activities” in Management’s Overview and Summary).
Financing Activities:
Cash used in financing activities decreased $82.2 million from 2022 to 2023. The decrease in cash used in financing activities is primarily due to the increase in proceeds from mortgages, bank and other notes payable of $184.0 million offset in part by an increase in payments on mortgages, bank and other notes payable of $102.4 million.

Liquidity and Capital Resources
The Company anticipates meeting its liquidity needs for its operating expenses, debt service and dividend requirements for the next twelve months and beyond through cash generated from operations, distributions from unconsolidated joint ventures, working capital reserves and/or borrowings under its line of credit.
Uses of Capital
The following tables summarize capital expenditures incurred at the Centers (at the Company's pro rata share):

	For the Nine Months Ended September 30,
(Dollars in thousands)	2023	2022
Consolidated Centers:
Acquisitions of property, building improvement and equipment(1)	$69,255	$37,741
Development, redevelopment, expansions and renovations of Centers	56,575	40,679
Tenant allowances	22,530	18,004
Deferred leasing charges	4,836	1,657
	$153,196	$98,081
Unconsolidated Joint Venture Centers:
Acquisitions of property, building improvement and equipment	$8,765	$6,720
Development, redevelopment, expansions and renovations of Centers	51,944	43,454
Tenant allowances	11,075	12,205
Deferred leasing charges	3,444	2,748
	$75,228	$65,127
(1)Includes $46.7 million for the nine months ended September 30, 2023, relating to the acquisition of five former Sears parcels in the MS Portfolio LLC joint venture (See "Acquisitions" in Management's Overview and Summary).
The Company expects amounts to be incurred during the next twelve months for tenant allowances and deferred leasing charges to be comparable to 2022. The Company expects to incur approximately $45.0 million to $60.0 million during the remainder of 2023 for development, redevelopment, expansion and renovations. Capital for these expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of cash on hand, debt or equity financings, which are expected to include borrowings under the Company's line of credit, from property financings and construction loans, each to the extent available.
Sources of Capital
The Company has also generated liquidity in the past, and may continue to do so in the future, through equity offerings and issuances, property refinancings, joint venture transactions and the sale of non-core assets. For example, the Company sold The Marketplace at Flagstaff in Flagstaff, Arizona on May 2, 2023 and Superstition Springs Power Center in Mesa, Arizona on July 17, 2023. The Company used the proceeds from these sales to pay down its line of credit and other debt obligations. During the year ended December 31, 2022 and nine months ended September 30, 2023, the Company and certain joint venture partners sold various land parcels in separate transactions for aggregate proceeds of $74.9 million at the Company's share, which the Company used to pay down debt and for other general corporate purposes. Furthermore, the Company has filed a shelf registration statement, which registered an unspecified amount of common stock, preferred stock, depositary shares, debt securities, warrants, rights, stock purchase contracts and units that may be sold from time to time by the Company.
On each of February 1, 2021 and March 26, 2021, the Company registered a separate "at the market" offering program, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500 million under each ATM Program, or a total of $1.0 billion under the ATM Programs, in amounts and at times to be determined by the Company. The February 2021 ATM Program was fully utilized as of June 30, 2021 and is no longer active. During the three and nine months ended September 30, 2023, no shares were issued under the March 2021 ATM Program. As of September 30, 2023, the Company had approximately $151.7 million of gross sales of its common stock available under the March 2021 ATM Program.
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
The Company's total outstanding loan indebtedness, which includes mortgages and other notes payable, at September 30, 2023 was $6.83 billion (consisting of $4.28 billion of consolidated debt, less $0.40 billion of noncontrolling interests, plus $2.94 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand, with the exception of Towne Mall and Fashion Outlets of Niagara Falls (See “—Financing Activities” in Management’s Overview and Summary).
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
Additionally, as of September 30, 2023, the Company was contingently liable for $41.0 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. As of September 30, 2023, $40.8 million of these letters of credit were secured by restricted cash. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company continues to make progress addressing its near-term, non-recourse loan maturities, with six completed transactions since the start of the fourth quarter of 2022 totaling over $2.2 billion, or approximately $1.5 billion at the Company’s pro rata share. The Company's joint ventures are currently in the process of refinancing the loans on Tysons Corner Center and Boulevard Shops, and both loans are expected to close during the fourth quarter of 2023. For additional information on the Company’s financing transactions in the year ended 2022 through the date of this Quarterly Report on Form 10-Q, see “Financing Activities” in Management’s Overview and Summary.
Previously, the Company had a $525 million revolving loan facility, which was scheduled to mature on April 14, 2024. On September 11, 2023, the Company and the Operating Partnership entered into an amended and restated credit agreement, which amends and restates their prior credit agreement, and provides for an aggregate $650 million revolving loan facility that matures on February 1, 2027, with a one-year extension option. The revolving loan facility can be expanded up to $950 million, subject to receipt of lender commitments and other conditions. All obligations under the credit facility are guaranteed unconditionally by the Company and are secured in the form of mortgages on certain wholly-owned assets and pledges of equity interests held by certain of the Company’s subsidiaries. The new credit facility bears interest, at the Operating Partnership’s option, at either the base rate (as defined in the credit agreement) or adjusted term SOFR (as defined in the credit agreement) plus, in both cases, an applicable margin. The applicable margin depends on the Company’s overall leverage ratio and ranges from 1.00% to 2.50% over the selected index rate. Adjusted term SOFR is Term SOFR (as defined in the credit agreement) plus 0.10% per annum. Concurrently with the entry into the amended and restated credit agreement, the Company drew $152 million of the amount available under the revolving loan facility and used the proceeds to repay in full amounts outstanding under its prior credit facility. As of September 30, 2023, the borrowing rate was SOFR plus a spread of 2.35%. As of September 30, 2023, borrowings under the credit facility were $135.0 million less unamortized deferred finance costs of $16.4 million for the revolving loan facility at a total effective interest rate of 8.48%. As of September 30, 2023, the Company’s availability under the revolving loan facility for additional borrowings was $514.8 million.
Cash dividends and distributions for the nine months ended September 30, 2023 were $120.1 million (including distributions from consolidated joint ventures of $4.4 million), which were funded by operations.
At September 30, 2023, the Company was in compliance with all applicable loan covenants under its agreements.

At September 30, 2023, the Company had cash and cash equivalents of $111.8 million.
Material Cash Commitments:
The following is a schedule of material cash commitments as of September 30, 2023 for the Consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Cash Commitments	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)(1)	$5,044,054	$1,033,275	$1,382,608	$1,008,523	$1,619,648
Lease obligations(2)	146,102	5,623	33,843	23,553	83,083
	$5,190,156	$1,038,898	$1,416,451	$1,032,076	$1,702,731
__________________________________________________________
(1)Interest payments on floating rate debt were based on rates in effect at September 30, 2023.
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
The Company also presents FFO excluding financing expense in connection with Chandler Freehold and accrued default interest expense.
FFO and FFO on a diluted basis are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization, as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. The Company believes that such a presentation also provides investors with a meaningful measure of its operating results in comparison to the operating results of other REITs. In addition, the Company believes that FFO excluding financing expense in connection with Chandler Freehold and accrued default interest expense provides useful supplemental information regarding the Company’s performance as it shows a more meaningful and consistent comparison of the Company’s operating performance and allows investors to more easily compare the Company’s results. The default interest expense reflects the interest accruing on the nonrecourse loans associated with Towne Mall and Country Club Plaza. GAAP requires that the Company accrue these amounts, which are not expected to be paid and are expected to be reversed once a loan is modified or once title to the mortgage loan collateral is transferred.
The Company believes that FFO does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income (loss) as defined by GAAP, and is not indicative of cash available to fund all cash flow needs. The Company also cautions that FFO, as presented, may not be comparable to similarly titled measures reported by other real estate investment trusts.
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

The following reconciles net loss attributable to the Company to FFO and FFO—diluted attributable to common stockholders and unit holders-basic and diluted, excluding financing expense in connection with Chandler Freehold and accrued default interest expense for the three and nine months ended September 30, 2023 and 2022 (dollars and shares in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss attributable to the Company	$(262,547)	$(15,193)	$(336,244)	$(67,757)
Adjustments to reconcile net loss attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted:
Noncontrolling interests in the Operating Partnership	(10,939)	(607)	(14,009)	(2,729)
Loss (gain) on sale or write down of assets, net—consolidated assets	149,287	(1,405)	135,229	(6,767)
Add: noncontrolling interests share of gain on sale or write down of assets—consolidated assets	338	1,373	2,224	5,816
Add: gain on sale of undepreciated assets—consolidated assets	480	6,240	4,854	21,387
Less: noncontrolling interests share of gain of undepreciated assets—consolidated assets	—	(1,373)	(1,886)	(5,795)
Loss on write-down of non-real estate assets—consolidated assets	—	—	—	(2,000)
Loss (gain) on sale or write down of assets—unconsolidated joint ventures, net(1)	101,048	(8,922)	152,396	20,060
Add: gain on sale of undepreciated assets—unconsolidated joint ventures(1)	6,636	5,561	6,740	7,116
Depreciation and amortization—consolidated assets	70,755	72,739	212,596	218,053
Less: noncontrolling interests in depreciation and amortization—consolidated assets	(3,660)	(3,683)	(10,927)	(17,976)
Depreciation and amortization—unconsolidated joint ventures(1)	42,464	44,028	127,801	133,591
Less: depreciation on personal property	(1,905)	(2,632)	(6,053)	(8,296)
FFO attributable to common stockholders and unit holders—basic and diluted	91,957	96,126	272,721	294,703
Financing expense in connection with Chandler Freehold	3,089	6,684	(259)	23,329
FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold—basic and diluted	$95,046	$102,810	$272,462	$318,032
Accrued default interest expense	4,050	—	4,050	—
FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold and accrued default interest expense—basic and diluted	$99,096	$102,810	$276,512	$318,032
Weighted average number of FFO shares outstanding for:
FFO attributable to common stockholders and unit holders—basic(2)	224,611	223,754	224,441	223,636
Adjustments for impact of dilutive securities in computing FFO—diluted:
Share and unit based compensation plans	—	—	—	—
Weighted average number of FFO shares outstanding for FFO attributable to common stockholders and unit holders—basic and diluted(2)	224,611	223,754	224,441	223,636
(1)     Unconsolidated joint ventures are presented at the Company's pro rata share.
(2)     Calculated based upon basic net income as adjusted to reach basic FFO. Includes 9.0 million and 8.6 million of OP Units outstanding for the three months ended September 30, 2023 and 2022, respectively, and 9.0 million and 8.7 million of OP Units outstanding for the nine months ended September 30, 2023 and 2022, respectively.
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
The following table sets forth information as of September 30, 2023 concerning the Company's long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the twelve months ending September 30,
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long-term debt:
Fixed rate	$767,382	$608,305	$215,645	$326,080	$377,082	$1,521,544	$3,816,038	$3,413,968
Average interest rate	5.09%	3.49%	3.50%	3.59%	5.87%	4.05%	4.28%
Floating rate	73,320	—	300,000	—	135,000	—	508,320	504,746
Average interest rate	8.93%	—%	6.85%	—%	7.90%	—%	7.43%
Total debt—Consolidated Centers	$840,702	$608,305	$515,645	$326,080	$512,082	$1,521,544	$4,324,358	$3,918,714
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long-term debt (at Company's pro rata share):
Fixed rate	$380,411	$128,925	$616,996	$428,832	$950,028	$348,306	$2,853,498	$2,637,947
Average interest rate	4.17%	6.71%	3.82%	6.91%	4.78%	3.85%	4.78%
Floating rate	11,500	81,158	—	73	674	—	93,405	92,057
Average interest rate	7.29%	6.93%	—%	8.32%	8.08%	—%	6.98%
Total debt—Unconsolidated Joint Venture Centers	$391,911	$210,083	$616,996	$428,905	$950,702	$348,306	$2,946,903	$2,730,004
The Consolidated Centers' total fixed rate debt at September 30, 2023 and December 31, 2022 was $3.8 billion and $3.7 billion, respectively. The average interest rate on the fixed rate debt at September 30, 2023 and December 31, 2022 was 4.28% and 4.01%, respectively. The Consolidated Centers' total floating rate debt at September 30, 2023 and December 31, 2022 was $508.3 million and $700.7 million, respectively. The average interest rate on the floating rate debt at September 30, 2023 and December 31, 2022 was 7.43% and 6.53%, respectively.
The Company's pro rata share of the unconsolidated joint venture Centers' fixed rate debt at September 30, 2023 and December 31, 2022 was $2.9 billion and $2.7 billion, respectively. The average interest rate on the fixed rate debt at September 30, 2023 and December 31, 2022 was 4.78% and 4.46%, respectively. The Company's pro rata share of the unconsolidated joint venture Centers' floating rate debt at September 30, 2023 and December 31, 2022 was $93.4 million and $90.7 million, respectively. The average interest rate on the floating rate debt at September 30, 2023 and December 31, 2022 was 6.98% and 5.81%, respectively.
The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value. Interest rate cap agreements offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements effectively replace a floating rate on the notional amount with a fixed rate as noted above. As of September 30, 2023, the Company has interest rate cap agreements in place (See Note 4—Investments in Unconsolidated Joint Ventures and Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements). The respective loans each require an interest rate cap agreement to be in place at all times, which limits how high the prevailing floating loan rate index (i.e., SOFR) for the loans can rise. As of the date of this Quarterly Report on Form 10-Q, SOFR for each of these loans exceeded the strike interest rate (the "Strike Rate") within the required interest rate cap agreement. If SOFR does exceed the Strike Rate, each of these loans would then be considered fixed rate debt. If SOFR for these respective loans thereafter no longer exceeds the Strike Rate, then these loans would once again be considered floating rate debt.

In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $6.0 million per year based on $601.7 million of floating rate debt outstanding at September 30, 2023.
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
The discontinuation of LIBOR has not affected the Company’s ability to borrow or maintain already outstanding borrowings or hedging transactions. As of September 30, 2023, each of the agreements governing the Company’s variable rate debt has been converted to a SOFR-based interest rate. The Company has not incurred significant costs in completing such conversions to SOFR, nor have the Company’s borrowing costs changed significantly from such conversions.
Item 4.    Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of September 30, 2023, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
On September 14, 2023 and September 20, 2023, the Company, as general partner of the Operating Partnership, issued 12,000 and 6,106 shares of common stock of the Company, respectively, upon the redemption of an aggregate of 18,106 common partnership units of the Operating Partnership. These shares of common stock were issued in private placements to two limited partners of the Operating Partnership, each an accredited investor, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2023 to July 31, 2023	—	$—	—	$278,707,048
August 1, 2023 to August 31, 2023	—	—	—	$278,707,048
September 1, 2023 to September 30, 2023	—	—	—	$278,707,048
Total	—	$—	—
(1)On February 12, 2017, the Company's Board of Directors authorized the repurchase of up to $500.0 million of the Company's outstanding common shares from time to time as market conditions warrant.
Item 3.  Defaults Upon Senior Securities
Not Applicable
Item 4.  Mine Safety Disclosures
Not Applicable
Item 5.  Other Information
During the three months ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
10.1
Amended and Restated Credit Agreement, dated as of September 11, 2023, by and among the Company, as a guarantor, the Partnership, as borrower, certain subsidiary guarantors, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, Deutsche Bank Securities Inc., JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA and BMO Bank N.A., as joint lead arrangers and joint bookrunning managers, Deutsche Bank Securities Inc. and JPMorgan Chase Bank, N.A., as co-syndication agents, Goldman Sachs Bank USA and TD Securities Inc., as co-documentation agents, and various lenders party thereto (incorporated by reference as an exhibit to the Company’s Current Report on Form 8-K, event date September 11, 2023).

Exhibit Number	Description
10.2
Amended and Restated Unconditional Guaranty, dated as of September 11, 2023, by the Company in favor of Deutsche Bank AG New York Branch, as administrative agent (incorporated by reference as an exhibit to the Company’s Current Report on Form 8-K, event date September 11, 2023).

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

THE MACERICH COMPANY
		By:	/s/ SCOTT W. KINGSMORE
Scott W. Kingsmore
Senior Executive Vice President, Treasurer and Chief Financial Officer
Date:	November 6, 2023		(Principal Financial Officer)