Form 10-K
period 2023-12-31
MACERICH CO
filed 2024-02-26
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $2.4 billion as of the last business day of the registrant's most recently completed second fiscal quarter based upon the price at which the common stock was last sold on that day.
Number of shares outstanding of the registrant's common stock, as of February 22, 2024: 215,720,093 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual stockholders meeting to be held in 2024 are incorporated by reference into Part III of this Form 10-K.

THE MACERICH COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2023

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
Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or the industry to differ materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, as well as global, national, regional and local economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of current and prospective tenants, anchor or tenant bankruptcies, closures, mergers or consolidations, lease rates, terms and payments, elevated interest rates and inflation and its impact on the financial condition and results of operation of the Company and its tenants, availability, terms and cost of financing and operating expenses; adverse changes in the real estate markets including, among other things, competition from other companies, retail formats and technology, risks of real estate development and redevelopment (including rising inflation, supply chain disruptions and construction delays), acquisitions and dispositions; adverse impacts from any future pandemic, epidemic or outbreak of any highly infectious disease on the U.S., regional and global economies and the financial condition and results of operations of the Company and its tenants; the liquidity of real estate investments, governmental actions and initiatives (including legislative and regulatory changes); environmental and safety requirements; and terrorist activities or other acts of violence which could adversely affect all of the above factors. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results, including those made in "Item 1A. Risk Factors" of this Annual Report on Form 10-K, as well as our other reports filed with the Securities and Exchange Commission (the "SEC"), which disclosures are incorporated herein by reference. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company does not intend, and undertakes no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.
ITEM 1.    BUSINESS
General
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). As of December 31, 2023, the Operating Partnership owned or had an ownership interest in 43 regional town centers (including office, hotel and residential space adjacent to these shopping centers), three community/power shopping centers and one redevelopment property. These 47 regional town centers, community/power shopping centers and one redevelopment property consist of approximately 46 million square feet of gross leasable area (“GLA”) and are referred to herein as the “Centers”. The Centers consist of consolidated Centers (“Consolidated Centers”) and unconsolidated joint venture Centers (“Unconsolidated Joint Venture Centers”), as set forth in “Item 2. Properties,” unless the context otherwise requires.
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
Recent Developments
Acquisitions:
On May 18, 2023, the Company acquired Seritage Growth Properties' ("Seritage") remaining 50% ownership interest in the MS Portfolio LLC joint venture that owns five former Sears parcels, for a total purchase price of approximately $46.7 million. These parcels are located at Chandler Fashion Center, Danbury Fair Mall, Freehold Raceway Mall, Los Cerritos Center and Washington Square. Effective as of May 18, 2023, the Company now owns and has consolidated its 100% interest in these five former Sears parcels in its consolidated financial statements.
On November 16, 2023, the Company acquired its joint venture partner’s 49.9% ownership interest in Freehold Raceway Mall for $5.6 million and the assumption of its joint venture partner’s share of debt. The Company now owns 100% of Freehold Raceway Mall. Prior to November 16, 2023, the Company accounted for its investment in Freehold Raceway Mall as part of a financing arrangement (See Note 12 – Financing Arrangement and Note 15 – Acquisitions in the Notes to the Consolidated Financial Statements).
On December 9, 2023, the Company acquired its joint venture partner’s 50% interest in Fashion District Philadelphia for no consideration, and the Company now owns 100% of this property. Prior to December 9, 2023, due to the Company’s joint venture partner having no substantive participation rights, the Company accounted for this joint venture as a consolidated variable interest entity (“VIE”) in its consolidated financial statements (See Note 2 – Summary of Significant Accounting Policies and Note 15 – Acquisitions in the Notes to the Consolidated Financial Statements).
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

The Company did not repay the loan on Towne Mall on its maturity date of November 1, 2022, and completed transition of the property to a receiver. On December 4, 2023, Towne Mall was sold by the receiver for $9.5 million, resulting in a gain on extinguishment of debt of $8.2 million.

On December 27, 2023, the Company’s joint venture in One Westside sold the property, a 680,000 square foot office property in Los Angeles, California, for $700 million. The existing $325 million loan on the property was repaid, and $77.6 million of net proceeds were generated at the Company’s 25% ownership share, which were used to reduce the Company’s revolving loan facility. As a result of this transaction, the Company recognized its share of gain on sale of assets of $8.1 million.

For the twelve months ended December 31, 2023, the Company and certain joint venture partners sold various land parcels in separate transactions, resulting in the Company’s share of the gain on sale of land of $10.8 million. The Company used its share of the proceeds from these sales of $16.4 million to pay down debt and for other general corporate purposes.

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
On June 27, 2023, the Company closed on a one-year extension on the $133.5 million loan on Danbury Fair Mall to July 1, 2024. The Company repaid $10.0 million of the outstanding loan balance at closing and the amended interest rate was 7.5% as of July 1, 2023 and incrementally increased to 8.0% as of October 1, 2023, 8.5% as of January 1, 2024 and 9.0% as of April 1, 2024.
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
On December 4, 2023, the Company's joint venture in Tysons Corner Center replaced the existing $666.5 million mortgage loan on the property with a new $710.0 million loan that bears interest at a fixed rate of 6.60%, is interest only during the entire loan term and matures on December 6, 2028.
On January 10, 2024, the Company's joint venture in Boulevard Shops replaced the existing $23.0 million mortgage loan on the property with a new $24.0 million loan that bears interest at a variable rate of SOFR plus 2.50%, is interest only during the entire loan term and matures on December 5, 2028. The new loan has a required interest rate cap throughout the term of the loan at a strike rate of 7.5%.
On January 22, 2024, the Company repaid the majority of the mortgage loan on Fashion District Philadelphia. The remaining $8.2 million matures on April 21, 2024.
On January 25, 2024, the Company replaced the existing $116.9 million mortgage loan on Danbury Fair Mall with a new $155.0 million loan that bears interest at a fixed rate of 6.39%, is interest only during the majority of the loan term and matures on February 6, 2034.
Redevelopment and Development Activities:
The Company has a 50/50 joint venture with Simon Property Group, which was initially formed to develop Los Angeles Premium Outlets, a premium outlet center in Carson, California. The Company has funded $39.5 million of the total $78.9 million incurred by the joint venture as of December 31, 2023.
The Company is redeveloping an approximately 150,000 square foot, three-level space (formerly occupied by Bloomingdale’s and Arclight Theatre) at Santa Monica Place, a 534,000 square foot regional town center in Santa Monica,

California, with an entertainment destination use, high-end fitness, and other retail uses. The total cost of the project is estimated to be between $35.0 million and $40.0 million. The Company has incurred approximately $5.2 million as of December 31, 2023. The anticipated opening will happen in phases beginning in 2024 through 2025.
The Company’s joint venture in Scottsdale Fashion Square, an approximately 1,871,000 square foot regional town center in Scottsdale, Arizona, is redeveloping a two-level Nordstrom wing with luxury-focused retail and restaurant uses. The total cost of the project is estimated to be between $80.0 million and $86.0 million, with $40.0 million and $43.0 million estimated to be the Company’s pro rata share. The Company has incurred $21.0 million of the total $42.0 million incurred by the joint venture as of December 31, 2023. The anticipated opening is in 2024.
Other Transactions and Events:
The Company declared a cash dividend of $0.17 per share of its common stock for each quarter in the year ended December 31, 2023. On February 2, 2024, the Company announced a first quarter cash dividend of $0.17 per share of its common stock, which will be paid on March 4, 2024 to stockholders of record on February 16, 2024. The dividend amount will be reviewed by the Board on a quarterly basis.
In connection with the commencement of an "at the market" offering program on March 26, 2021, which is referred to as the "March 2021 ATM Program," the Company entered into an equity distribution agreement with certain sales agents pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500 million. As of December 31, 2023, the Company had approximately $151.7 million of gross sales of its common stock available under the March 2021 ATM Program.
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
The Centers:
As of December 31, 2023, the Centers primarily included 43 Regional Town Centers (including office, hotel and residential space adjacent to these shopping centers), three Community/Power Shopping Centers and one redevelopment property totaling approximately 46 million square feet of GLA. These 47 Centers average approximately 980,000 square feet of GLA and range in size from 3.2 million square feet of GLA at Tysons Corner Center to 205,000 square feet of GLA at Boulevard Shops. As of December 31, 2023, the Centers primarily included 156 Anchors totaling approximately 21.2 million square feet of GLA and approximately 5,000 Mall Stores and Freestanding Stores totaling approximately 23.6 million square feet of GLA.
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
Major Tenants:
For the year ended December 31, 2023, the Centers derived approximately 73% of their total rents from Mall Stores and Freestanding Stores under 10,000 square feet and 27% of their total rents from Big Box and Anchor tenants. Total rents as set forth in "Item 1. Business" include minimum rents and percentage rents.
The following retailers (including their subsidiaries) represent the 10 largest tenants in the Centers based upon total rents in place as of December 31, 2023:

Tenant	Primary DBAs	Number of Locations in the Portfolio	% of Total Rents
Victoria's Secret & Co.	Pink, Victoria's Secret	42	2.0%
Dick's Sporting Goods, Inc.	Dick's Sporting Goods, Moosejaw	18	2.0%
The Gap, Inc.	Athleta, Banana Republic, Gap, Gap Kids, Old Navy, and others	40	1.9%
Foot Locker, Inc.	Champs Sports, Foot Locker, House of Hoops by Foot Locker, Kids Foot Locker, and others	59	1.9%
Signet Jewelers Limited	Banter by Piercing Pagoda, Blue Nile, Jared, Kay Jewelers, Zales	94	1.8%
LVMH, Inc.	Louis Vuitton, Sephora, and others	34	1.6%
H & M Hennes & Mauritz L.P.	H&M	25	1.5%
SPARC Group LLC	Aeropostale, Brooks Brothers, Eddie Bauer, Forever 21, Lucky Brand, and others	64	1.4%
American Eagle Outfitters, Inc.	Aerie, American Eagle Outfitters	36	1.3%
Abercrombie & Fitch Co.	Abercrombie & Fitch, Abercrombie Kids, Hollister Co.	43	1.2%
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
Tenant space of 10,000 square feet and under in the Company's portfolio at December 31, 2023 comprises approximately 61% of all Mall Store and Freestanding Store space. The Company uses tenant spaces of 10,000 square feet and under for comparing rental rate activity because this space is more consistent in terms of shape and configuration and, as such, the Company is able to provide a meaningful comparison of rental rate activity for this space. Mall Store and Freestanding Store space greater than 10,000 square feet is inconsistent in size and configuration throughout the Company's portfolio and as a result does not lend itself to a meaningful comparison of rental rate activity with the Company's other space. Much of the non-

Anchor space over 10,000 square feet is not physically connected to the mall, does not share the same common area amenities and does not benefit from the foot traffic in the mall. As a result, space greater than 10,000 square feet has a unique rent structure that is inconsistent with mall space under 10,000 square feet.
Cost of Occupancy:
A major factor contributing to tenant profitability is cost of occupancy, which consists of tenant occupancy costs charged by the Company. Tenant occupancy costs include tenant expenses such as minimum rents, percentage rents and recoverable expenditures, which consist primarily of property operating expenses and real estate taxes. These costs are then compared to tenant sales to present tenant occupancy costs as a percentage of tenant sales. A low cost of occupancy percentage shows more potential capacity for the Company to increase rents at the time of lease renewal than a high cost of occupancy percentage. The following table summarizes occupancy costs for Mall Store and Freestanding Store tenants in the Centers as a percentage of total Mall Store sales for the twelve months ended December 31, 2023 and December 31, 2022:

	For the Twelve Months Ended December 31,
	2023	2022
Consolidated Centers:
Minimum rents	7.9%	7.4%
Percentage rents	0.8%	1.1%
Expense recoveries(1)	3.4%	3.1%
	12.1%	11.6%
Unconsolidated Joint Venture Centers:
Minimum rents	7.1%	6.5%
Percentage rents	1.1%	1.0%
Expense recoveries(1)	2.9%	2.8%
	11.1%	10.3%

(1)Represents real estate tax and common area maintenance charges.

The following tables set forth the average base rent per square foot for the Centers, as of December 31 for each of the past three years:
Mall Stores and Freestanding Stores under 10,000 square feet:

For the Years Ended December 31,	Avg. Base Rent Per Sq. Ft.(1)(2)	Avg. Base Rent Per Sq. Ft. on Leases Executed During the Year(2)(3)	Avg. Base Rent Per Sq. Ft. on Leases Expiring During the Year(2)(4)
Consolidated Centers (at the Company's pro rata share):
2023	$61.66	$58.97	$50.14
2022	$60.72	$56.63	$56.44
2021	$59.86	$56.39	$55.91
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2023	$70.42	$64.42	$55.74
2022	$67.37	$69.88	$62.72
2021	$66.12	$66.98	$60.48

Big Box and Anchors:

For the Years Ended December 31,	Avg. Base Rent Per Sq. Ft.(1)(2)	Avg. Base Rent Per Sq. Ft. on Leases Executed During the Year(2)(3)	Number of Leases Executed During the Year	Avg. Base Rent Per Sq. Ft. on Leases Expiring During the Year(2)(4)	Number of Leases Expiring During the Year
Consolidated Centers (at the Company's pro rata share):
2023	$16.65	$21.85	34	$29.67	15
2022	$15.95	$22.68	18	$32.15	14
2021	$17.26	$12.64	15	$8.57	15
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2023	$16.40	$30.90	25	$13.60	21
2022	$16.23	$27.77	11	$15.81	12
2021	$16.72	$36.90	11	$37.45	15
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

Lease Expirations:
The following tables show scheduled lease expirations for Centers owned as of December 31, 2023 for the next ten years, assuming that none of the tenants exercise renewal options:
Mall Stores and Freestanding Stores under 10,000 square feet:

Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Leases Expiring(1)	% of Total Leased GLA Represented by Expiring Leases(1)	Ending Base Rent per Square Foot of Expiring Leases(1)	% of Base Rent Represented by Expiring Leases(1)
Consolidated Centers (at the Company's pro rata share):
2024	417	893,335	22.90%	$60.83	20.88%
2025	323	700,699	17.96%	$65.35	17.60%
2026	241	610,959	15.66%	$68.98	16.20%
2027	212	433,085	11.10%	$77.99	12.98%
2028	135	309,302	7.93%	$64.40	7.65%
2029	136	373,421	9.57%	$70.73	10.15%
2030	76	211,845	5.43%	$62.83	5.11%
2031	40	110,746	2.84%	$79.29	3.37%
2032	29	74,904	1.92%	$60.89	1.75%
2033	35	129,216	3.31%	$54.29	2.70%
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2024	294	372,635	18.30%	$67.49	16.06%
2025	232	320,924	15.76%	$69.35	14.21%
2026	213	290,581	14.27%	$74.76	13.87%
2027	164	241,022	11.84%	$79.09	12.17%
2028	158	257,132	12.63%	$83.57	13.72%
2029	94	134,346	6.60%	$82.01	7.04%
2030	79	107,526	5.28%	$92.04	6.32%
2031	50	73,060	3.59%	$74.16	3.46%
2032	58	85,234	4.19%	$90.70	4.94%
2033	56	90,720	4.46%	$81.08	4.70%

Big Boxes and Anchors:

Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Leases Expiring(1)	% of Total Leased GLA Represented by Expiring Leases(1)	Ending Base Rent per Square Foot of Expiring Leases(1)	% of Base Rent Represented by Expiring Leases(1)
Consolidated Centers (at the Company's pro rata share):
2024	15	319,225	3.90%	$38.24	8.11%
2025	32	1,324,385	16.17%	$12.57	11.05%
2026	28	1,416,432	17.30%	$10.74	10.10%
2027	39	1,155,852	14.12%	$24.26	18.62%
2028	22	944,679	11.54%	$16.87	10.58%
2029	12	311,671	3.81%	$21.33	4.41%
2030	10	291,804	3.56%	$17.13	3.32%
2031	8	335,560	4.10%	$19.86	4.42%
2032	6	245,071	2.99%	$14.49	2.36%
2033	12	359,849	4.39%	$30.23	7.22%
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2024	23	440,317	11.12%	$17.67	11.67%
2025	29	623,800	15.76%	$13.57	12.70%
2026	22	350,725	8.86%	$30.64	16.13%
2027	19	347,431	8.78%	$20.94	10.92%
2028	15	496,132	12.53%	$13.70	10.20%
2029	17	413,283	10.44%	$18.28	11.33%
2030	7	467,875	11.82%	$4.95	3.48%
2031	8	346,541	8.75%	$10.48	5.45%
2032	3	55,037	1.39%	$29.38	2.43%
2033	8	116,195	2.94%	$36.04	6.28%
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
Anchors accounted for approximately 6.5% of the Company's total rents for the year ended December 31, 2023.

The following table identifies each Anchor, each parent company that owns multiple Anchors and the number of square feet owned or leased by each such Anchor or parent company in the Company's portfolio at December 31, 2023.

Name	Number of Anchor Stores	GLA Owned by Anchor	GLA Leased by Anchor	Total Anchor GLA
Macy's Inc.
Macy's	34	4,404,000	1,931,000	6,335,000
Bloomingdale's	1	—	253,000	253,000
	35	4,404,000	2,184,000	6,588,000
JCPenney	24	1,641,000	2,043,000	3,684,000
Dillard's(1)	12	1,912,000	257,000	2,169,000
Nordstrom	8	266,000	1,079,000	1,345,000
Dick's Sporting Goods	16	—	1,048,000	1,048,000
Target(2)	6	304,000	489,000	793,000
Forever 21	5	—	464,000	464,000
Home Depot	3	102,000	274,000	376,000
Primark(3)	6	—	351,000	351,000
Costco	2	155,000	167,000	322,000
Scheels All Sports	1	253,000	—	253,000
Burlington	3	100,000	140,000	240,000
BJ's Wholesale Club	2	116,000	123,000	239,000
Von Maur	2	187,000	—	187,000
Walmart	1	—	173,000	173,000
La Curacao	1	—	165,000	165,000
Boscov's	1	—	161,000	161,000
Shoppers World	2	—	134,000	134,000
Lowe's	1	—	114,000	114,000
Neiman Marcus	1	—	100,000	100,000
Saks Fifth Avenue	1	—	92,000	92,000
Belk	1	—	87,000	87,000
Kohl's	1	—	80,000	80,000
Mercado de los Cielos	1	—	78,000	78,000
Des Moines Area Community College	1	64,000	—	64,000
Vacant Anchors(4)	18	148,000	1,614,000	1,762,000
	155	9,652,000	11,417,000	21,069,000
Anchors at Centers not owned by the Company(5):
Kohl's	1	—	82,000	82,000
Total	156	9,652,000	11,499,000	21,151,000
_______________________________

(1)Dillard's owns and is currently redeveloping the former Sears parcel at South Plains Mall. They plan to open this store in fall 2024 and vacate their two existing stores at the property.
(2)Target has announced plans to open a two-level 126,000 square foot store at Danbury Fair Mall.
(3)Primark has announced plans to open a two-level store at Tysons Corner Center.
(4)The Company is actively seeking replacement tenants or has entered into replacement leases for many of these vacant sites and/or is currently executing on or considering redevelopment opportunities for these locations. The Company continues to collect rent under the terms of an agreement regarding three of these vacant Anchors.
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
Insurance
Each of the Centers has comprehensive liability, fire, extended coverage and rental loss insurance with insured limits customarily carried for similar properties. The Company does not insure certain types of losses (such as losses from wars), because they are either uninsurable or not economically insurable. In addition, while the Company or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in California, the policies are subject to a deductible equal to 5% of the total insured value of each Center, a $150,000 per occurrence minimum and a combined annual aggregate loss limit of $100 million on these Centers. The Company or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in the Pacific Northwest and in the New Madrid Seismic Zone. However, the policies are subject to a deductible equal to 2% of the total insured value of each Center, a $150,000 per occurrence minimum and a combined annual aggregate loss limit of $100 million on these Centers. While the Company or the relevant joint venture also carry standalone terrorism insurance on the Centers, the policies are subject to a $25,000 deductible and a combined annual aggregate loss limit of $1.2 billion. Each Center has environmental insurance covering eligible third-party losses, remediation and non-owned disposal sites, subject to a $100,000 retention and a $50 million three-year aggregate loss limit, with the exception of one Center, which has a $5 million ten-year aggregate loss limit and another Center, which has a $20 million ten-year aggregate loss limit. Some environmental losses are not covered by this insurance because they are uninsurable or not economically insurable. Furthermore, the Company carries title insurance on substantially all of the Centers for generally less than their full value.
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
Employees and Human Capital
As of December 31, 2023, the Company had approximately 655 employees, of which 654 were full-time and one was part-time. The Company believes that relations with its employees are good.
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
Diversity and Inclusion: The Company recognizes the value in strengthening its workforce with diverse thought, ideas and people and maintains employment policies that comply with federal, state and local labor laws. As an equal opportunity employer, it is committed to diversity, recognition and inclusion and rewards its employees based on merit and their contributions in accordance with the principles and requirements of the Equal Employment Opportunities Commission and the principles and requirements of the ADA. The Company’s policies set forth its commitment to provide equal employment opportunity and to recruit, hire and promote at all levels without regard to race, national origin, religion, age, color, sex, sexual orientation, gender identity, disability, protected veteran status or any other characteristic protected by local, state or federal laws. As of December 31, 2023, approximately 58% of the Company’s employees identified as female. Of the total employee population, approximately 30% identified as belonging to an underrepresented group and approximately <1% did not specify race or ethnicity. In addition to diversity across its employee base, the Company is also committed to increasing diversity in leadership positions. In 2023, 40% of individuals receiving promotions at the Vice President level identified as female. Additionally, in alignment with the Company’s long-term goal of building a pipeline of diverse future leaders, individuals identifying as female accounted for 89% of all promotions at the Assistant Vice President level and those identifying as female from underrepresented groups accounted for 22% of all promotions at the Assistant Vice President level in 2023.
Employee Compensation and Benefits: The Company maintains cash- and equity-based compensation programs designed to attract, retain and motivate its employees. The Company offers full-time employees a strong benefits package, including:
•Company-matched retirement savings through tax-advantaged 401(k) plans;
•basic life and long-term disability insurance, as well as medical, dental and vision insurance;
•critical illness coverage and supplemental accident insurance;
•paid vacation, sick time and company observed holidays;
•healthcare and dependent care flexible spending accounts;
•referral bonus awards;
•financial, legal, family or personal assistance through the employee assistance program;
•an employee stock purchase program;
•a tax-advantaged 529 educational savings program;
•scholarship program to help fund post high-school education for dependents of employees;
•Company-sponsored donor advised fund to support philanthropic efforts of employees, which provides a Company matching program and paid time off program for philanthropic volunteerism;
•paid time off for volunteer efforts; and
•paid time off for employees to bond with a new child.
Employee Training and Professional Development: The Company values the professional development of its employees and seeks to foster their talent and growth by providing training and education at all levels. In addition to training programs geared towards specific job functions, the Company offers training related to company policies, diversity, skill development, privacy and cybersecurity. In furtherance of the value it places on talent development, in 2023 the Company implemented a unified platform available to all employees that supports training and education related to compliance, inclusion and professional development. As of December 31, 2023, the average tenure of the Company’s employees was approximately 10.8 years and that of the Company’s senior management was 20.6 years. In 2023, the Company’s workforce turnover rate was 14%, which includes all employees.
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

Sustainability
A recognized leader in sustainability, the Company has achieved the #1 GRESB ranking in the North American Retail Sector for nine straight years 2015 – 2023. A copy of the Company's Corporate Responsibility Report, as well as additional information about the Company’s Environmental, Social and Governance programs can be obtained from the Company's website at www.macerich.com under "Investors—Corporate Responsibility". Copies of the Company's sustainability policies and ESG commitments are also available on the Company's website at www.macerich.com under "Investors-Corporate Governance". Information provided on the Company's website is not incorporated by reference into this Form 10-K.
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
Compensation Committee Charter
Executive Committee Charter
Nominating and Corporate Governance Committee Charter
You may also request copies of any of these documents by writing to:
Attention: Corporate Secretary
The Macerich Company
401 Wilshire Blvd., Suite 700
Santa Monica, CA 90401
ITEM 1A.    RISK FACTORS
Set forth below are the risks that we believe are material to our investors and they should be carefully considered. Those risks are not all of the risks we face, and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements in “Important Factors Related To Forward-Looking Statements.” For purposes of this “Risk Factors” section, Centers wholly owned by us are referred to as “Wholly Owned Centers” and Centers that are partly but not wholly owned by us are referred to as “Joint Venture Centers.”

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

Real property investments are subject to varying degrees of risk that may affect the ability of our Centers to generate sufficient revenues to meet operating and other expenses, including debt service, lease payments, capital expenditures and tenant improvements, and to make distributions to us and our stockholders. A number of factors may decrease the income generated by the Centers, including:
•the global and national economic climate, including the impact of geopolitical tensions and military conflict;
•the regional and local economy (which may be negatively impacted by rising unemployment, declining real estate values, increased foreclosures, higher taxes, plant closings, industry slowdowns, union activity, adverse weather conditions, natural disasters and other factors);
•local real estate conditions (such as an oversupply of, or a reduction in demand for, retail space or retail goods, decreases in rental rates, declining real estate values and the availability and creditworthiness of current and prospective tenants);
•changes in consumer behaviors, preferences or demographics, which may lead to decreased levels of consumer spending, consumer confidence, and seasonal spending (especially during the holiday season when many retailers generate a disproportionate amount of their annual sales);

•increasing use by customers of e-commerce and online store sites and the impact of internet sales on the demand for retail space;
•negative perceptions by retailers or shoppers of the safety, convenience and attractiveness of a Center;
•acts of violence, including terrorist activities; and
•increased costs of maintenance, insurance and operations (including real estate taxes).
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
There is also increasing competition for tenants and shoppers from other retail formats and technologies, such as lifestyle centers, power centers, outlet centers and online retail shopping that could adversely affect our revenues. The increased popularity of digital and mobile technologies has accelerated the transition of a percentage of market share from shopping at physical stores to web-based shopping. If we are unsuccessful in adapting our business to evolving consumer purchasing habits it may have a material adverse impact on our financial condition and results of operations. Further, the increase in online retail shopping has resulted in, and will continue to result in, the closure of underperforming stores by retailers, which, if sustained, could impact our occupancy levels and the rates that tenants are willing to pay to lease our space.
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

Our financial condition and results of operations could be adversely affected if a downturn in the business of, or the bankruptcy or insolvency of, an Anchor or other significant tenant leads them to close retail stores or terminate their leases after seeking protection under the bankruptcy laws from their creditors, including us as lessor. In recent years, including as a result of the general conditions caused by economic uncertainty in the U.S., a number of companies in the retail industry, including some of our tenants, have declared bankruptcy, have gone out of business, have significantly reduced their brick-and-mortar presence or failed to comply with their contractual obligations to us and others. If one of our tenants files for bankruptcy, we may not be able to collect amounts owed by that party prior to filing for bankruptcy. We may make lease modifications either pre- or post-bankruptcy for certain tenants undergoing significant financial distress in order for them to continue as a going concern. In addition, after filing for bankruptcy, a tenant may terminate any or all of its leases with us, in which event we would have a general unsecured claim against such tenant that would likely be worth less than the full amount owed to us for the remainder of the lease term. Furthermore, we may be required to incur significant expense in re-letting the space vacated by a bankrupt tenant and may not be able to release the space on similar terms or at all. The bankruptcy of a tenant, particularly an Anchor, may require a substantial redevelopment of their space, the success of which cannot be assured, and may make the re-letting of their space difficult and costly, and it may also be difficult to lease the remainder of the space at the affected property.
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

Our historical growth in revenues, net income and funds from operations has been in part tied to the acquisition, development and redevelopment of shopping centers. Many factors, including the availability and cost of capital, our total amount of debt outstanding, our ability to obtain financing on attractive terms, if at all, interest rates and the availability of attractive acquisition targets, among others, will affect our ability to acquire, develop and redevelop additional properties in the future. We may not be successful in pursuing acquisition opportunities, and newly acquired properties may not perform as well as expected. Expenses arising from our efforts to complete acquisitions, develop and redevelop properties or increase our market penetration may have a material adverse effect on our business, financial condition and results of operations. We face competition for acquisitions primarily from other REITs, as well as from private real estate companies or investors. Some of our competitors have greater financial and other resources. Increased competition for shopping center acquisitions may result in increased purchase prices and may adversely impact our ability to acquire additional properties on favorable terms, or at all. We cannot guarantee that we will be able to implement our growth strategy successfully or manage our expanded operations effectively and profitably.
We may not be able to achieve the anticipated financial and operating results from newly acquired assets. Some of the factors that could affect anticipated results are:
•our ability to integrate and manage new properties, including increasing occupancy rates and rents at such properties;
•the disposal of non-core assets within an expected time frame; and
•our ability to raise long-term financing to implement a capital structure at a cost of capital consistent with our business strategy.
Our business strategy also includes the selective development and construction of retail properties. On a selective basis, our business strategy may include mixed-use densification to maximize space at our Regional Town Centers, including by developing available land at our Regional Town Centers or by demolishing underperforming department store boxes and redeveloping the land. Any development, redevelopment and construction activities that we may undertake will be subject to the risks of real estate development, including lack of financing, construction delays, environmental requirements, rising construction costs, budget overruns, sunk costs and lease-up. Furthermore, occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable. Real estate development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, and occupancy and other required governmental permits and authorizations. If any of the above events occur, our ability to pay dividends to our stockholders and service our indebtedness could be adversely affected.
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

Certain of our properties have had or may continue to have excess space available for prospective tenants, and those properties may continue to experience, and other properties may commence experiencing, such oversupply in the future. While the pace of bankruptcies slowed in 2023 and 2022 compared to prior years, we continue to experience bankruptcies of Anchors and other national and local retailers, as well as store closures, among our tenants. In the past, an increase in bargaining power of creditworthy retail tenants resulted in a downward pressure on our rental rates and occupancy levels, and any increase in bargaining power in the future may also result in us having to increase our spend on tenant improvements and potentially make other lease modifications in order to attract or retain tenants, any of which, in the aggregate, could materially and adversely affect us.
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

We periodically assess whether there are any indicators, including property operating performance, changes in anticipated holding period and general market conditions, that the value of our real estate assets and other investments may be impaired. A property’s value is considered to be impaired only if the estimated aggregate future undiscounted and unleveraged property cash flows, taking into account the anticipated probability weighted average holding period, are less than the carrying value of the property. In our estimate of cash flows, we consider trends and prospects for a property and the effects of demand and competition on expected future operating income. If we are evaluating the potential sale of an asset or redevelopment alternatives, the undiscounted future cash flows consider the most likely course of action as of the balance sheet date based on current plans, intended holding periods and available market information. We are required to make subjective assessments as to whether there are impairments in the value of our real estate assets and other investments. Impairment charges have an immediate direct impact on our earnings. We have taken impairment charges on certain of our assets in the past and there can be no assurance that we will not take additional charges in the future. Any future impairment could have a material adverse effect on our operating results in the period in which the charge is recognized.
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

Due to changes in weather patterns caused by climate change, our properties in certain markets could experience increases in storm intensity and rising sea levels. Over time, climate change could result in volatile or decreased demand for retail space at some of our Centers or, in extreme cases, our inability to operate the properties at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) insurance on favorable terms, or at all, increasing the cost of energy at our properties or requiring us to spend funds to repair and protect our properties against such risks. Additionally, we seek to promote energy efficiency and other sustainability strategies at our properties. Implementing such strategies and compliance with new laws or regulations related to climate change, including compliance with “green” building codes, may result in significant capital expenditures to improve our existing properties or properties we may acquire. In addition, laws and regulations at the federal, state and local level aimed at increasing climate-related disclosures, including the rules proposed by the Securities and Exchange Commission and the legislation recently enacted in the state of California, may increase compliance and data collection costs if, and when, such laws and regulations become effective. If we are unable to comply with the laws and regulations on climate change or implement effective sustainability strategies, our reputation among our tenants and investors may be damaged and we may incur fines and/or penalties. Moreover, there can be no assurance that any of our sustainability strategies will result in reduced operating costs, higher occupancy or higher rental rates or deter our existing tenants from relocating to properties owned by our competitors.
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

Each of our Centers has comprehensive liability, fire, extended coverage and rental loss insurance with insured limits customarily carried for similar properties. We do not insure certain types of losses (such as losses from wars), because they are either uninsurable or not economically insurable, and our insurance coverage may have certain exclusions (such as pandemics) that prevent us from collecting on certain claims under our policies. In addition, while we or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in California, the policies are subject to a deductible equal to 5% of the total insured value of each Center, a $150,000 per occurrence minimum and a combined annual aggregate loss limit of $100 million on these Centers. We or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in the Pacific Northwest and in the New Madrid Seismic Zone. However, the policies are subject to a deductible equal to 2% of the total insured value of each Center, a $150,000 per occurrence minimum and a combined annual aggregate loss limit of $100 million on these Centers. While we or the relevant joint venture also carry standalone terrorism insurance on the Centers, the policies are subject to a $25,000 deductible and a combined annual aggregate loss limit of $1.2 billion. Each Center has environmental insurance covering eligible third-party losses, remediation and non-owned disposal sites, subject to a $100,000 retention and a $50 million three-year aggregate loss limit, with the exception of one Center, which has a $5 million ten-year aggregate loss limit and another Center has a $20 million ten-year aggregate loss limit. Some environmental losses are not covered by this insurance because they are uninsurable or not economically insurable. Furthermore, we carry title insurance on substantially all of the Centers for generally less than their full value.
If an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property, but may remain obligated for any mortgage debt or other financial obligations related to the property.
Our property taxes may increase without notice.

The real property taxes on our properties and any other properties that we develop or acquire in the future may increase as property tax rates change and as those properties are assessed or reassessed by tax authorities. While most of our leases require the tenant to pay their pro rata share of property taxes, some or all of such property taxes may not be collectible from our tenants. An increase in our property tax rates or the assessed value of our properties could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our stockholders.

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
Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security incident, there can be no guarantee that our security efforts and measures will be effective or that attempted cyber attacks would not be successful, disruptive, or damaging. A security incident involving our information systems could disrupt the proper functioning of our networks and systems. This could, in turn, result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines, the inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT, the unauthorized access to, and the destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which could be used to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or damage our reputation among our tenants and investors generally. Moreover, cyber attacks perpetrated against our Anchors and tenants, including unauthorized access to customers’ credit card data and other confidential information, could diminish consumer confidence and consumer spending and negatively impact our business. Any breach, loss, or compromise of personal data may also subject us to civil fines and penalties, or claims for damages under relevant state and federal privacy laws in the United States. Data breaches and other data security compromises may lead to public disclosures which, in turn, may lead to widespread negative publicity.
Acts of violence and vandalism, civil unrest and actual or threatened terrorist attacks could adversely affect our financial condition and results of operations.

Because our properties are open to the public, they are exposed to risks related to acts of violence and vandalism, civil unrest, criminal activity and actual or threatened terrorist attacks that may be beyond our control or ability to prevent. If any of these incidents were to occur, the relevant property could face material damage physically and reputationally, and the revenue generated by such property and its tenants could be negatively impacted. Consumers may also perceive a heightened threat of these risks due to increased crime in markets where the Centers are located and negative media attention. Concern around safety risk may impact the willingness of consumers, tenants and tenants’ employees to shop and/or work at our properties, which could result in decreased consumer traffic and decreased sales at our properties, or increase the need for additional expenditures on security resources. Such a resulting decrease in retail demand could adversely impact our revenue and the value of our properties, as well as make it difficult for us to renew or re-lease our properties.
Terrorist activities or violence and vandalism could also directly affect the value of our properties through damage, destruction or loss. Further, the availability of insurance for such acts, or of insurance generally, might be reduced or cost more, which could increase our operating expenses and adversely affect our financial condition and results of operations.
Any future pandemic, epidemic or outbreak of any highly infectious disease could cause disruptions in the U.S., regional and global economies and could materially and adversely impact our business, financial condition and results of operations and the business, financial condition and results of operations of our tenants.

Any future pandemic, epidemic or outbreak of any highly infectious disease, including the emergence of additional COVID-19 variants, could cause widespread disruptions to the United States and global economies and could contribute to significant volatility and negative pressure in financial markets. The extent to which any future pandemic, epidemic or outbreak of any highly infectious disease impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the emergence and characteristics of new variants, the actions taken to contain the pandemic or mitigate its impact, including the adoption, administration and effectiveness of available vaccines, and the direct and indirect economic effects of the pandemic and containment measures, among others. We previously experienced adverse impacts to our business from COVID-19 and any future pandemic, epidemic or outbreak of any highly infectious disease may adversely affect, our business, financial condition and results of operations, and it may also have the effect of heightening many of the risks described in this “Risk Factors” section, including:
•a complete or partial closure of, or other operational issues at, one or more of our Centers resulting from government or tenant action, which could adversely effect our operations and those of our tenants;
•reduced economic activity impacting the businesses, financial condition and liquidity of our tenants, which could cause one or more of our tenants, including one or more of our Anchors, to be unable to meet their obligations to us in full, or at all, to otherwise seek modifications of such obligations, including, deferrals or reductions of rental payments, or to declare bankruptcy;
•decreased levels of consumer spending and consumer confidence, as well as a decrease in traffic at our Centers, which could affect the ability of the Centers to generate sufficient revenues to meet operating and other expenses in the short-term and could also accelerate a shift to online retail shopping, which, if sustained could result in prolonged decreases in revenue at the Centers even after the immediate impact of such pandemic, epidemic or outbreak of any other highly infectious disease is resolved;
•inability to renew leases, lease vacant space, including vacant space from tenant bankruptcies and defaults, or re-let space as leases expire on favorable terms, or at all, which could result in lower rental payments or reduced occupancy levels, or could cause interruptions or delays in the receipt of rental payments;
•the closure of Anchors at one or more of our properties, which could trigger co-tenancy lease clauses within one or more of our leases at such properties and could potentially lead to a decline in revenue and occupancy;
•a potential negative impact on our financial results could adversely impact our compliance with the financial covenants within our credit facility and other debt agreements or cause a failure to meet certain of these financial covenants, which could cause an event of default, which, if not cured or waived, could accelerate some or all of such indebtedness and could have a material adverse effect on us;
•a potential decline in asset values at one or more of our properties encumbered by mortgage debt, which could inhibit our ability to successfully refinance one or more such properties, result in the default under the applicable mortgage debt agreement and potentially cause the acceleration of such indebtedness; and
•disruption and instability in the global financial markets or deteriorations in credit and financing conditions could make it difficult for us to access debt and equity capital on attractive terms, or at all, and could also impact our ability to fund business activities, repay debt on a timely basis and renew, extend or replace our credit facility prior to its maturity date at all or on terms that are favorable to us.
Inflation may adversely affect our financial condition and results of operations.

Inflation in the United States increased throughout 2022 and 2023 and may continue to increase in the near-term. As a result of these inflation increases, we have experienced, and may continue to experience, some or all of the following:
•Increases in interest rates on our outstanding floating-rate debt as well as higher interest rates on any new and refinanced fixed-rate debt;
•Difficulty in replacing or renewing expiring leases with new leases at higher rents; and
•Decreasing tenant sales as a result of decreased consumer spending which could adversely affect the ability of our tenants to meet their rent obligations and/or result in lower percentage rents.
Additionally, even though most of our leases require tenants to pay their pro rata share of utilities and real estate taxes, as well as a stated amount for operating expenses regardless of the expenses actually incurred at any Center, substantial inflationary pressures and increased operating costs may increase our exposure to rising property expenses, which would reduce our cash flows and profits, and make it more difficult to maintain our historical cost controls at the Centers.
We have substantial debt that could affect our future operations.

Our total outstanding loan indebtedness at December 31, 2023 was $6.92 billion (consisting of $4.23 billion of consolidated debt, less $0.16 billion attributable to noncontrolling interests, plus $2.85 billion of our pro rata share of mortgages and other notes payable on unconsolidated joint ventures). As a result of this substantial indebtedness, we are required to use a material portion of our cash flow to service principal and interest on our debt, which limits the amount of cash available for other business opportunities. Borrowing costs increased throughout 2022 and 2023 and may continue to increase in the near-term as the Federal Reserve continues to address rising inflation and, as a result, borrowing costs on our outstanding floating-rate debt as well as on new and refinanced fixed-rate debt has become more expensive and may continue to rise. We are subject to the risks normally associated with debt financing and increased borrowing costs, including the risk that our cash flow from operations will be insufficient to meet required debt service and that rising interest rates could adversely affect our debt service costs.
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
Furthermore, most of our Centers are mortgaged to secure payment of indebtedness, and if income from the Center is insufficient to pay that indebtedness, the Center could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value. During the year ended December 31, 2023, we did not repay the outstanding mortgage loan on our Fashion Outlets of Niagara Falls property on its maturity and, as a result, the loan is in default. We are in negotiations with the lender on the terms of this non-recourse loan.
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

The price of our common stock on the NYSE constantly changes and has been subject to significant price fluctuations. Our stock price can fluctuate as a result of a variety of factors, many of which are beyond our control. These factors may include, but are not limited to, actual or anticipated variations in our operating results or dividends; general market fluctuations, including potentially extreme increases or decreases in the market prices of certain of our publicly traded tenants, industry factors and general economic and geopolitical conditions and events, such as economic slowdowns or recessions, consumer confidence in the economy, ongoing military conflicts and terrorist attacks; technical factors in the public trading market for our stock that may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites), the amount and status of short interest in our securities and the potential for a “short squeeze” whereby short sellers are forced to cover their open positions, access to margin debt, trading in options and other derivatives on our common stock and other technical trading factors; changes in our funds from operations or earnings estimates; changes in the ability of our shopping centers to generate sufficient revenues to meet operating and other expenses; anchor or tenant bankruptcies, closures, mergers or consolidations; local economic and real estate conditions in geographic locations where we have a high concentration of Centers; competition by public or private mall companies or others, including competition for both acquisition of Centers and for tenants to occupy space; the ability of our tenants to pay rent and meet their other obligations to us under current lease terms and our ability to lease space on favorable terms; the success of our acquisition and real estate development strategy; our ability to comply with the financial covenants in our debt agreements and the impact of restrictive covenants in our debt agreements; our access to financing; inflation and increases in interest rates; the risk of our failure to qualify or maintain our status as a REIT; our ability to comply with our joint venture agreements and other risks associated with our joint venture investments; possible uninsured losses, including losses from casualty events or natural disasters, and possible environmental liabilities; adverse impacts from any future pandemic, epidemic or outbreak of any highly infectious disease on the U.S., regional and global economies and on our financial condition and results of operations and the financial condition and results of operations of our tenants; a decision by any of our significant stockholders to sell substantial amounts of our common stock; any future issuances of equity securities; and the realization of any of the other risk factors included in this Annual Report on Form 10-K.

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

We own partial interests in property partnerships that own 20 Joint Venture Centers and one development property, as well as several development sites. We may acquire partial interests in additional properties through joint venture arrangements. Investments in Joint Venture Centers involve risks different from those of investments in Wholly Owned Centers.
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
In addition, we may lose our management and other rights relating to the Joint Venture Centers if:
•we fail to contribute our share of additional capital needed by the property partnerships; or
•we default under a partnership agreement for a property partnership or other agreements relating to the property partnerships or the Joint Venture Centers.
Furthermore, if one of our joint venture partners filed for bankruptcy, it could materially and adversely affect the respective property or properties. Pursuant to the bankruptcy code, we could be precluded from taking some actions affecting the estate of our joint venture partner without prior court approval which would, in most cases, entail prior notice to other parties and a hearing. At a minimum, the requirement to obtain court approval may delay the actions we would or might want to take. If the relevant joint venture through which we have invested in a Joint Venture Center has incurred recourse obligations, the discharge in bankruptcy of one of the joint venture partners might result in our ultimate liability for a greater portion of those obligations than would otherwise be required.
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

The Ownership Limit. In order for us to maintain our qualification as a REIT, not more than 50% in value of our outstanding stock (after taking into account certain options to acquire stock) may be owned, directly or indirectly or through the application of certain attribution rules, by five or fewer individuals (as defined in the Internal Revenue Code of 1986, as amended (the “Code”), to include some entities that would not ordinarily be considered “individuals”) at any time during the last half of a taxable year. To assist us in maintaining our qualification as a REIT, among other purposes, our Charter restricts ownership of more than 5% (the “Ownership Limit”) of the lesser of the number or value of our outstanding shares of stock by any single stockholder or a group of stockholders (with limited exceptions). In addition to enhancing preservation of our status as a REIT, the Ownership Limit may:
•have the effect of delaying, deferring or preventing a change in control of us or other transaction without the approval of our board of directors, even if the change in control or other transaction is in the best interests of our stockholders; and
•limit the opportunity for our stockholders to receive a premium for their common stock or preferred stock that they might otherwise receive if an investor were attempting to acquire a block of stock in excess of the Ownership Limit or otherwise effect a change in control of us.
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
Selected Provisions of our Charter and bylaws. Some of the provisions of our Charter and bylaws may have the effect of delaying, deferring or preventing a third party from making an acquisition proposal for us and may inhibit a change in control that holders of some, or a majority, of our shares might believe to be in their best interests or that could give our stockholders the opportunity to realize a premium over the then-prevailing market prices for our shares. These provisions include the following:
•advance notice requirements for stockholder nominations of directors and stockholder proposals to be considered at stockholder meetings;
•the obligation of our directors to consider a variety of factors with respect to a proposed business combination or other change of control transaction;
•the authority of our directors to classify or reclassify unissued shares and cause the Company to issue shares of one or more classes or series of common stock or preferred stock;
•the authority of our directors to create and cause the Company to issue rights entitling the holders thereof to purchase shares of stock or other securities from us; and
•limitations on the amendment of our Charter, the change in control of us, and the liability of our directors and officers.
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

Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of delaying, deferring or preventing a third party from making an acquisition proposal for us and may inhibit a change in control that holders of some, or a majority, of our shares might believe to be in their best interests or that could give our stockholders the opportunity to realize a premium over the then-prevailing market prices for our shares, including:
•“Business Combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of our then outstanding stock) or an affiliate of an interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter may impose special appraisal rights and special stockholder voting requirements on these combinations; and
•“Control Share” provisions that provide that holders of “control shares” of our Company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.
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
If in any taxable year we were to fail to qualify as a REIT, we will suffer the following negative results:
•we will not be allowed a deduction for distributions to stockholders in computing our taxable income; and
•we will be subject to U.S. federal and state income tax on our taxable income at regular corporate rates.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Cyber Risk Management and Strategy
The Company, under the oversight of the Audit Committee of its Board of Directors, has implemented and maintains a cybersecurity risk management program that includes processes for the systematic identification, assessment and treatment (through mitigation, transfer, avoidance and/or acceptance) of cybersecurity risks. This program extends to third-party vendors and the various properties under the Company’s management, including corporate and commercial properties, through establishing vendor risk requirements and conducting vendor risk assessments.

This risk management program addresses, but is not limited to, risks identified by external auditors and assessors, internal auditors and assessors, threat intelligence providers, internal stakeholders, vulnerability management programs and security management programs. An internal audit team at the Company manages and maintains remediation strategies for identified risks, and reports on them regularly to senior leadership. As part of the Company’s cyber risk management program, the Company has engaged external independent assessors to conduct cyber risk assessments, evaluate cyber risk management controls, and report both findings and recommendations to management.

The Company, like other companies in its industry, faces a number of cybersecurity risks in connection with its business. Although such risks have not materially affected the Company, including its business strategy, results of operations or financial condition, to date, the Company has, from time to time, experienced threats to and security incidents related to its data and systems. For more information about the cybersecurity risks the Company faces, see Item 1A. Risk Factors.
Governance Related to Cybersecurity Risks

The Company’s cyber risk management program and related operations and processes are directed by the Senior Vice President of Information Technology (the “SVP-IT”). Currently, the SVP-IT role is held by an individual who has over twenty five years of cybersecurity, information technology and systems engineering experience. The SVP-IT meets with the Chief Financial Officer and Chief Legal Officer quarterly to monitor and review the outcomes of the Company’s cybersecurity risk management processes and to discuss and decide matters related to cybersecurity risk treatment strategy (including mitigations).
The Company also formed the Business Continuity Plan ("BCP") and Cyber Security Risk Committee (the “Security Committee”), which oversees the prioritization and escalation of risks from cybersecurity threats to senior leadership, is chaired by the SVP-IT and the Executive Vice President of Portfolio Operations and People. The Security Committee reports to the Chief Financial Officer and Chief Legal Officer, and the committee’s members include senior company leadership responsible for asset management, risk management, marketing, and business development. Collectively, the Security Committee members possess experience in information security, risk management, oversight and legal compliance.
The Company’s Board of Directors plays an important role in risk oversight and discharges its duties both as a full board and through its committees. The Board has delegated oversight of risk management matters, including cybersecurity and information technology matters, to its Audit Committee. As reflected in the Audit Committee charter, the committee is responsible for reviewing information technology, cybersecurity and other data protection strategies and plans, as well as assessing incident response protocols. The Security Committee provides quarterly reports to the Audit Committee and the SVP-IT attends board meetings yearly, or more frequently as appropriate, to inform the Company’s Board of Directors on cybersecurity risks.
Additionally, the Company is subject to the requirements of the Sarbanes-Oxley Act of 2002 and information technology general controls are an important part of the Company's internal control over financial reporting and are subject to controls testing. Control deficiencies that represent cybersecurity risks would be reported by management to the Audit Committee.

ITEM 2.    PROPERTIES
The following table sets forth certain information regarding the Centers and other locations that are wholly owned or partly owned by the Company as of December 31, 2023.

Count	Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors (3)	Company-Owned Anchors (3)

	CONSOLIDATED CENTERS:
1	50.1%	Chandler Fashion Center(4)	2001/2002	2023	1,402,000	683,000	97.8%	Dillard's, Macy's, Scheels All Sports	—
		Chandler, Arizona
2	100%	Danbury Fair Mall(4)	1986/2005	2016	1,275,000	593,000	99.3%	JCPenney, Macy's	Dick's Sporting Goods, Primark, Target(5)
		Danbury, Connecticut
3	100%	Desert Sky Mall	1981/2002	2007	738,000	271,000	96.7%	Burlington, Dillard's	La Curacao, Mercado de los Cielos
		Phoenix, Arizona
4	100%	Eastland Mall(6)	1978/1998	1996	1,017,000	528,000	93.1%	Dillard's, Macy's	JCPenney
		Evansville, Indiana
5	100%	Fashion District Philadelphia	1977/2014	2019	802,000	575,000	80.9%	—	Burlington, Primark, Shoppers World
		Philadelphia, Pennsylvania
6	100%	Fashion Outlets of Chicago	2013/—	-	530,000	529,000	98.2%	—	—
		Rosemont, Illinois
7	100%	Fashion Outlets of Niagara Falls USA	1982/2011	2014	674,000	674,000	83.4%	—	—
		Niagara Falls, New York
8	100%	Freehold Raceway Mall(4)	1990/2005	2007	1,546,000	857,000	95.1%	JCPenney, Macy's	Dick's Sporting Goods, Primark
		Freehold, New Jersey
9	100%	Fresno Fashion Fair	1970/1996	2006	974,000	419,000	98.2%	Macy's	Forever 21, JCPenney, Macy's
		Fresno, California
10	100%	Green Acres Mall(4)(6)(7)	1956/2013	2016	2,058,000	952,000	97.7%	—	BJ's Wholesale Club, Dick's Sporting Goods, Macy's (two), Primark, Shoppers World, Walmart
		Valley Stream, New York
11	100%	Inland Center	1966/2004	2016	671,000	270,000	95.9%	Macy's	Forever 21, JCPenney
		San Bernardino, California
12	100%	Kings Plaza Shopping Center(6)	1971/2012	2018	1,146,000	445,000	99.1%	Macy's	Burlington, Lowe's, Primark, Target
		Brooklyn, New York
13	100%	La Cumbre Plaza(6)	1967/2004	1989	323,000	173,000	92.5%	Macy's	—
		Santa Barbara, California
14	100%	NorthPark Mall(4)	1973/1998	2001	934,000	399,000	82.0%	Dillard's, JCPenney, Von Maur	—
		Davenport, Iowa
15	100%	Oaks, The	1978/2002	2017	1,207,000	605,000	90.0%	JCPenney, Macy's (two)	Dick's Sporting Goods, Nordstrom
		Thousand Oaks, California
16	100%	Pacific View	1965/1996	2001	886,000	401,000	81.0%	JCPenney, Target	Macy's
		Ventura, California
17	100%	Queens Center(6)	1973/1995	2004	968,000	412,000	98.9%	JCPenney, Macy's	—
		Queens, New York
18	100%	Santa Monica Place(4)	1980/1999	Ongoing	534,000	358,000	85.8%	—	Nordstrom
		Santa Monica, California

Count	Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors (3)	Company-Owned Anchors (3)

19	84.9%	SanTan Village Regional Center	2007/—	2018	1,203,000	795,000	96.5%	Dillard's, Macy's	Dick's Sporting Goods
		Gilbert, Arizona
20	100%	SouthPark Mall(4)	1974/1998	2015	802,000	290,000	72.6%	Dillard's, Von Maur	Dick's Sporting Goods, JCPenney
		Moline, Illinois
21	100%	Stonewood Center(4)(6)	1953/1997	1991	927,000	356,000	95.8%	—	JCPenney, Kohl's, Macy's
		Downey, California
22	100%	Superstition Springs Center(4)	1990/2002	2002	955,000	384,000	89.4%	Dillard's, JCPenney, Macy's	—
		Mesa, Arizona
23	100%	Valley Mall	1978/1998	1992	506,000	191,000	88.4%	Target	Belk, Dick's Sporting Goods, JCPenney
		Harrisonburg, Virginia
24	100%	Valley River Center	1969/2006	2007	814,000	415,000	96.3%	Macy's	JCPenney
		Eugene, Oregon
25	100%	Victor Valley, Mall of(4)	1986/2004	2012	578,000	259,000	99.1%	Macy's	Dick's Sporting Goods, JCPenney
		Victorville, California
26	100%	Vintage Faire Mall	1977/1996	2020	916,000	472,000	97.0%	Macy's	Dick's Sporting Goods, JCPenney, Macy's
		Modesto, California
27	100%	Wilton Mall(4)	1990/2005	2020	741,000	422,000	95.9%	JCPenney, BJ's Wholesale Club	Dick's Sporting Goods
		Saratoga Springs, New York
		Total Consolidated Centers			25,127,000	12,728,000	93.6%
	UNCONSOLIDATED JOINT VENTURE CENTERS:
28	60%	Arrowhead Towne Center	1993/2002	2015	1,078,000	472,000	99.6%	Dillard's, JCPenney, Macy's	Dick's Sporting Goods
		Glendale, Arizona
29	50%	Biltmore Fashion Park	1963/2003	2020	611,000	306,000	93.1%	—	Macy's, Saks Fifth Avenue
		Phoenix, Arizona
30	50%	Broadway Plaza(4)	1951/1985	2016	996,000	451,000	95.3%	Macy's	Nordstrom
		Walnut Creek, California
31	50.1%	Corte Madera, The Village at	1985/1998	2020	502,000	265,000	96.4%	Macy's, Nordstrom	—
		Corte Madera, California
32	50%	Country Club Plaza	1922/2016	2015	971,000	971,000	83.7%	—	—
		Kansas City, Missouri
33	51%	Deptford Mall	1975/2006	2020	1,016,000	444,000	95.9%	JCPenney, Macy's	Boscov's, Dick's Sporting Goods
		Deptford, New Jersey
34	51%	FlatIron Crossing(4)	2000/2002	2009	1,393,000	694,000	93.7%	Dillard's, Macy's	Dick's Sporting Goods, Forever 21
		Broomfield, Colorado
35	50%	Kierland Commons	1999/2005	2003	438,000	438,000	98.1%	—	—
		Phoenix, Arizona
36	60%	Lakewood Center	1953/1975	2008	2,050,000	985,000	96.0%	—	Costco, Forever 21, Home Depot, JCPenney, Macy's, Target
		Lakewood, California
37	60%	Los Cerritos Center(7)	1971/1999	2016	1,011,000	536,000	96.7%	Macy's, Nordstrom	Dick's Sporting Goods, Forever 21
		Cerritos, California
38	50%	Scottsdale Fashion Square	1961/2002	Ongoing	1,871,000	910,000	92.8%	Dillard's	Dick's Sporting Goods, Macy's, Neiman Marcus, Nordstrom
		Scottsdale, Arizona
39	60%	South Plains Mall(4)	1972/1998	2017	1,243,000	494,000	91.1%	Home Depot	Dillard's (two)(8), JCPenney
		Lubbock, Texas
40	51%	Twenty Ninth Street(6)	1963/1979	2007	694,000	553,000	94.3%	—	Home Depot
		Boulder, Colorado

Count	Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors (3)	Company-Owned Anchors (3)

41	50%	Tysons Corner Center(7)	1968/2005	2014	1,848,000	1,108,000	97.3%	—	Bloomingdale's, Macy's, Nordstrom, Primark(9)
		Tysons Corner, Virginia
42	60%	Washington Square(7)	1974/1999	2005	1,301,000	578,000	97.0%	Macy's	Dick's Sporting Goods, JCPenney, Nordstrom
		Portland, Oregon
43	19%	West Acres	1972/1986	2001	692,000	426,000	94.7%	Macy's	JCPenney
		Fargo, North Dakota
		Total Unconsolidated Joint Ventures			17,715,000	9,631,000	93.5%
43		Total Regional Town Centers			42,842,000	22,359,000	93.5%
	COMMUNITY/POWER SHOPPING CENTERS
1	50%	Atlas Park, The Shops at(10)	2006/2011	2013	373,000	373,000	94.2%	—	—
		Queens, New York
2	50%	Boulevard Shops(10)	2001/2002	2004	205,000	205,000	95.3%	—	—
		Chandler, Arizona
3	100%	Southridge Center(4)(11)	1975/1998	2013	801,000	519,000	73.3%	Des Moines Area Community College	Target
		Des Moines, Iowa
3		Total Community/Power Shopping Centers			1,379,000	1,097,000	84.5%
46		Total before Other Assets			44,221,000	23,456,000
	OTHER ASSETS:
	100%	Various(11)(12)	-	-	267,000	184,000	—	—	Kohl's
	50%	Scottsdale Fashion Square-Office(10)	1984/2002	2016	123,000	—	—	—	—
		Scottsdale, Arizona
	50%	Tysons Corner Center-Office(10)	1999/2005	2012	170,000	—	—	—	—
		Tysons Corner, Virginia
	50%	Hyatt Regency Tysons Corner Center(10)	2015	2015	290,000	—	—	—	—
		Tysons Corner, Virginia
	50%	VITA Tysons Corner Center(10)	2015	2015	398,000	—	—	—	—
		Tysons Corner, Virginia
	50%	Tysons Tower(10)	2014	2014	539,000	—	—	—	—
		Tysons Corner, Virginia
	OTHER ASSETS UNDER DEVELOPMENT:
	5%	Paradise Valley Mall(10)(13)	1979/2002	Ongoing	303,000	—	—	JCPenney, Costco	—
		Phoenix, Arizona
		Total Other Assets			2,090,000	184,000
		Grand Total			46,311,000	23,640,000

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

(2)The Company owned or had an ownership interest in 43 Regional Town Centers (including office, hotel and residential space adjacent to these shopping centers), three community/power shopping centers and one redevelopment property. With the exception of the seven Centers indicated with footnote (6) in the table above, the underlying land controlled by the Company is owned in fee entirely by the Company or, in the case of Joint Venture Centers, by the joint venture property partnership or limited liability company. With respect to these seven Centers, portions of the underlying land controlled by the Company are owned by third parties and leased to the Company, or the joint venture property partnership or limited liability company, pursuant to long-term ground leases. The termination dates of the ground leases range from 2038 to 2078.
(3)Total GLA includes GLA attributable to Anchors (whether owned or non-owned) and Mall and Freestanding Stores as of December 31, 2023. “Non-owned Anchors” is space not owned by the Company (or, in the case of Joint Venture Centers, by the joint venture property partnership or limited liability company) which is occupied by Anchor tenants. “Company-owned Anchors” is space owned (or leased) by the Company (or, in the case of Joint Venture Centers, by the joint venture property partnership or limited liability company) and leased (or subleased) to Anchor.
(4)These Centers have vacant Anchor locations that are owned by the Company or its joint venture. The Company is actively seeking replacement tenants or has entered into replacement leases for many of these vacant sites and/or is currently executing or considering redevelopment opportunities for these locations. The Company continues to collect rent under the terms of an agreement regarding three of these vacant Anchors.
(5)Target has announced plans to open a two-level, 126,000 square foot store at Danbury Fair Mall.
(6)Portions of the land on which the Center is situated are subject to one or more long-term ground leases.
(7)The Center has a vacant former anchor store that is owned by the Company or its joint venture, which is to be demolished for redevelopment.
(8)Dillard's owns and is currently redeveloping the former Sears parcel at South Plains Mall. They plan to open this store in fall 2024 and vacate their two existing stores at the property.
(9)Primark has announced plans to open a new two-level store at Tysons Corner Center.
(10)Included in Unconsolidated Joint Venture Centers.
(11)Included in Consolidated Centers.
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
(13)Construction started in summer 2021 on the first phase of a multi-phase, multi-year project to convert the former regional town center Paradise Valley Mall into a mixed-used development with high-end grocery, restaurants, multi-family residences, offices, retail shops and other elements on the 92-acre site. The existing Costco and JCPenney stores remain open, while all of the other stores at the property have closed.

Mortgage Debt
The following table sets forth certain information regarding the mortgages encumbering the Centers, including those Centers in which the Company has less than a 100% interest. The information set forth below is as of December 31, 2023 (dollars in thousands):

Property Pledged as Collateral	Fixed or Floating	Carrying Amount(1)	Effective Interest Rate(2)	Annual Debt Service(3)	Maturity Date(4)	Balance Due on Maturity	Earliest Date Notes Can Be Defeased or Be Prepaid
Consolidated Centers:
Chandler Fashion Center(5)	Fixed	$255,924	4.18%	$10,496	7/5/24	$256,000	Any Time
Danbury Fair Mall(6)	Fixed	122,502	8.51%	21,272	7/1/24	107,124	Any Time
Fashion District Philadelphia(7)	Floating	70,820	9.50%	6,333	1/22/24	68,320	Any Time
Fashion Outlets of Chicago	Fixed	299,375	4.61%	13,740	2/1/31	300,000	Any Time
Fashion Outlets of Niagara Falls USA(8)	Fixed	86,470	6.45%	8,719	10/6/23	86,470	Any Time
Freehold Raceway Mall	Fixed	399,044	3.94%	15,600	11/1/29	386,013	Any Time
Fresno Fashion Fair	Fixed	324,453	3.67%	11,658	11/1/26	325,000	Any Time
Green Acres Mall(9)	Fixed	359,264	6.62%	21,826	1/6/28	370,000	8/17/2025
Kings Plaza Shopping Center	Fixed	536,956	3.71%	19,543	1/1/30	540,000	Any Time
Oaks, The(10)	Fixed	151,496	5.74%	12,456	6/5/24	149,947	Any Time
Pacific View	Fixed	70,976	5.45%	3,936	5/6/32	62,877	11/23/2024
Queens Center	Fixed	600,000	3.49%	20,922	1/1/25	600,000	Any Time
Santa Monica Place(11)	Floating	297,474	7.32%	20,649	12/9/25	300,000	Any Time
SanTan Village Regional Center	Fixed	219,506	4.34%	9,460	7/1/29	220,000	Any Time
Victor Valley, Mall of	Fixed	114,966	4.00%	4,560	9/1/24	115,000	Any Time
Vintage Faire Mall	Fixed	226,910	3.55%	15,069	3/6/26	211,507	Any Time
		$4,136,136

Property Pledged as Collateral	Fixed or Floating	Carrying Amount(1)	Effective Interest Rate(2)	Annual Debt Service(3)	Maturity Date(4)	Balance Due on Maturity	Earliest Date Notes Can Be Defeased or Be Prepaid
Unconsolidated Joint Venture Centers (at the Company's Pro Rata Share):
Arrowhead Towne Center(60%)	Fixed	$232,187	4.05%	$13,833	2/1/28	$212,555	Any Time
Atlas Park, The Shops at(50%)(12)	Floating	32,210	10.24%	3,128	11/9/26	32,500	Any Time
Boulevard Shops(50%)(13)	Floating	11,500	7.41%	843	3/4/24	11,500	Any Time
Broadway Plaza(50%)	Fixed	218,183	4.19%	13,172	4/1/30	189,724	Any Time
Corte Madera, The Village at(50.1%)	Fixed	109,642	3.53%	6,074	9/1/28	98,753	Any Time
Country Club Plaza(50%)(14)	Fixed	147,628	3.88%	9,001	4/1/26	137,525	Any Time
Deptford Mall(51%)	Fixed	74,031	3.98%	5,795	4/3/26	67,503	Any Time
FlatIron Crossing(51%)(15)(16)	Fixed	88,455	8.55%	6,874	2/9/25	89,250	Any Time
Kierland Commons(50%)	Fixed	97,492	3.98%	6,407	4/1/27	88,724	Any Time
Lakewood Center(60%)	Fixed	197,389	4.15%	13,144	6/1/26	185,306	Any Time
Los Cerritos Center(60%)	Fixed	303,188	4.00%	18,046	11/1/27	278,711	Any Time
Paradise Valley I(5%)	Fixed	1,307	5.00%	65	9/29/24	1,307	Any Time
Paradise Valley II(5%)	Fixed	1,025	6.95%	71	7/1/2026	1,025	Any Time
Paradise Valley Retail(5%)	Floating	221	8.35%	18	2/3/2027	221	Any Time
Paradise Valley Residential(2.5%)	Floating	999	8.10%	81	2/3/2028	999	Any Time
Scottsdale Fashion Square(50%)(17)	Fixed	348,983	6.28%	22,052	3/6/28	350,000	8/4/2025
South Plains Mall(60%)	Fixed	120,000	4.22%	5,065	11/6/25	120,000	Any Time
Twenty Ninth Street(51%)	Fixed	76,500	4.10%	3,137	2/6/26	76,500	Any Time
Tysons Corner Center(50%)(18)	Fixed	349,980	6.89%	23,758	12/6/28	355,000	12/7/2026
Tysons Tower(50%)	Fixed	94,635	3.38%	3,164	10/11/29	95,000	Any Time
Tysons Vita(50%)	Fixed	44,607	3.43%	1,485	12/1/30	45,000	Any Time
Washington Square(60%)(15)(19)	Fixed	291,218	8.18%	23,423	11/1/26	286,785	Any Time
West Acres - Development(19%)	Fixed	680	3.72%	25	10/10/29	680	Any Time
West Acres(19%)	Fixed	12,600	4.61%	1,025	3/1/32	8,256	Any Time
		$2,854,660
_______________________________________________________________________________

(1)The mortgage notes payable balances include the unamortized debt discounts. Debt discounts represent the deficiency of the fair value of debt under the principal value of debt assumed in various acquisitions. The debt discounts are being amortized into interest expense over the term of the related debt in a manner which approximates the effective interest method.
The debt discounts as of December 31, 2023 consisted of the following:

Property Pledged as Collateral
Unconsolidated Joint Venture Centers (at the Company's Pro Rata Share):
Lakewood Center	(3,416)
$(3,416)
The mortgage notes payable balances also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs at December 31, 2023 were $21.1 million for Consolidated Centers and $10.6 million for Unconsolidated Joint Venture Centers (at the Company's pro rata share).
(2)The interest rate disclosed represents the effective interest rate, including the debt discounts and deferred finance costs.
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
(6)On January 25, 2024, the Company replaced the existing $116.9 million mortgage loan on Danbury Fair Mall with a new $155.0 million loan that bears interest at a fixed rate of 6.39%, is interest only during the majority of the loan term and matures on February 6, 2034.

(7)On January 20, 2023, the Company repaid $26.1 million of the outstanding loan balance and exercised its one-year extension option of the loan to January 22, 2024. The interest rate was SOFR plus 3.60%. On January 22, 2024, the Company repaid the majority of the loan balance. The remaining $8.2 million matures on April 21, 2024.
(8)Effective October 6, 2023, the loan is in default. The Company is in negotiations with the lender on the terms of this non-recourse loan.
(9)On January 3, 2023, the Company closed on a five-year $370.0 million combined refinance of Green Acres Mall and Green Acres Commons. The new interest only loan bears interest at a fixed rate of 5.90% and matures on January 6, 2028.
(10)On May 6, 2022, the Company closed on a two-year extension of the loan to June 5, 2024 at a new fixed interest rate of 5.25%. The Company repaid $5.0 million of the outstanding loan balance at closing. On June 5, 2023, the Company repaid $10,000 of the outstanding loan balance.
(11)On December 9, 2022, the Company closed on a three-year extension of the loan to December 9, 2025, including extension options. The interest rate remained unchanged at LIBOR plus 1.48%, and has converted to 1-month Term SOFR plus 1.52% effective July 9, 2023. The loan is covered by an interest rate cap agreement that effectively prevented LIBOR from exceeding 4.0% during the period ending December 9, 2023. The interest rate cap agreement was converted to 1-month Term SOFR effective July 9, 2023 and has since been extended with a 4% strike rate to December 9, 2024.
(12)This loan is covered by an interest rate cap agreement that effectively prevents SOFR from exceeding 5.76% through November 7, 2024.
(13)On January 10, 2024, the Company's joint venture in Boulevard Shops replaced the existing $23.0 million mortgage loan on the property with a new $24.0 million loan that bears interest at a variable rate of SOFR plus 2.50%, is interest only during the entire loan term and matures on December 5, 2028. The new loan has a required interest rate cap throughout the term of the loan at a strike rate of 7.5%.
(14)Effective May 9, 2023, the loan is in default. The Company's joint venture is in negotiations with the lender on the terms of this non-recourse loan.
(15)This loan requires an interest rate cap agreement to be in place at all times, which limits how high the prevailing floating rate index (i.e. SOFR) for the loan can rise. As of the date of this report, SOFR for this loan exceeded the strike interest rate within the required interest rate cap agreement and as a result, the loan is considered fixed rate debt.
(16)The loan bears interest at SOFR plus 3.70%, and is covered by an interest rate cap agreement that effectively prevents SOFR from exceeding 4.0% through February 15, 2024. The interest rate cap agreement has since been extended with a strike rate of 5.0% to February 9, 2025.
(17)On March 3, 2023, the Company’s joint venture in Scottsdale Fashion Square replaced the existing $403.9 million mortgage loan on the property with a new $700.0 million loan that bears interest at a fixed rate of 6.21%, is interest only during the entire loan term and matures on March 6, 2028.
(18)On December 4, 2023, the Company's joint venture in Tysons Corner Center replaced the existing $666.5 million mortgage loan on the property with a new $710.0 million loan that bears interest at a fixed rate of 6.60%, is interest only during the entire loan term and matures on December 6, 2028.
(19)The loan bears interest at SOFR plus 4.0% and is covered by an interest rate cap agreement that effectively prevents SOFR from exceeding 4.0% through November 1, 2024. On November 1, 2023, the Company's joint venture repaid $15.0 million ($9.0 million at the Company's pro rata share) of the outstanding loan balance.
ITEM 3.    LEGAL PROCEEDINGS
None of the Company, the Operating Partnership, the Management Companies or their respective affiliates is currently involved in any material legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The common stock of the Company is listed and traded on the New York Stock Exchange under the symbol "MAC". As of February 22, 2024, there were approximately 543 stockholders of record.
To maintain its qualification as a REIT, the Company is required each year to distribute to stockholders at least 90% of its net taxable income after certain adjustments. The Company paid all of its 2023 and 2022 quarterly dividends in cash. The timing, amount and composition of future dividends will be determined in the sole discretion of the Company's Board of Directors and will depend on actual and projected cash flow, financial condition, funds from operations, earnings, capital requirements, annual REIT distribution requirements, contractual prohibitions or other restrictions, applicable law and such other factors as the Board of Directors deems relevant. For example, under the Company's existing financing arrangements, the Company may pay cash dividends and make other distributions based on a formula derived from funds from operations (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations ("FFO")") and only if no default under the financing agreements has occurred, unless, under certain circumstances, payment of the distribution is necessary to enable the Company to continue to qualify as a REIT under the Code.
Stock Performance Graph
The following graph provides a comparison, from December 31, 2018 through December 31, 2023, of the yearly percentage change in the cumulative total stockholder return (assuming reinvestment of dividends) of the Company, the Standard & Poors ("S&P") Midcap 400 Index, and the FTSE Nareit Equity Retail Index. The FTSE Nareit Equity Retail Index is an industry index of publicly-traded REITs that include the Company.
The graph assumes that the value of the investment in each of the Company's common stock and the indices was $100 at the close of the market on December 31, 2018.
Upon written request directed to the Secretary of the Company, the Company will provide any stockholder with a list of the REITs included in the FTSE Nareit Equity Retail Index. The historical information set forth below is not necessarily indicative of future performance.

Data for the S&P Midcap 400 Index and the FTSE Nareit Equity Retail Index were provided by Research Data Group.

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
Index Value
2018
2019
2020
2021
2022
2023
Period Ended
The Macerich Company
S&P Midcap 400 Index
FTSE Nareit Equity Retail Index

Copyright© 2024 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
The Macerich Company	100.00	67.83	31.00	52.24	35.77	52.17
S&P Midcap 400 Index	100.00	126.20	143.44	178.95	155.58	181.15
FTSE Nareit Equity Retail Index	100.00	110.65	82.78	125.75	109.04	120.56

Recent Sales of Unregistered Securities
On November 2, 2023, the Company, as general partner of the Operating Partnership, issued 165,384 shares of common stock of the Company, upon the redemption of an aggregate of 165,384 common partnership units of the Operating Partnership. These shares of common stock were issued in a private placement to a limited partner of the Operating Partnership, an accredited investor, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2023 to October 31, 2023	—	$—	—	$278,707,048
November 1, 2023 to November 30, 2023	—	—	—	$278,707,048
December 1, 2023 to December 31, 2023	—	—	—	$278,707,048
	—	$—	—

(1)On February 12, 2017, the Company's Board of Directors authorized the repurchase of up to $500.0 million of the Company's outstanding common shares from time to time as market conditions warrant.

ITEM 6.    RESERVED
Not applicable.
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, the Operating Partnership. As of December 31, 2023, the Operating Partnership owned or had an ownership interest in 43 Regional Town Centers (including office, hotel and residential space adjacent to these shopping centers), three community/power shopping centers and one redevelopment property. These 47 Regional Town Centers, community/power shopping centers and one redevelopment property consist of approximately 46 million square feet of gross leasable area (“GLA”) and are referred to herein as the “Centers”. The Centers consist of consolidated Centers (“Consolidated Centers”) and unconsolidated joint venture Centers (“Unconsolidated Joint Venture Centers”) as set forth in “Item 2. Properties,” unless the context otherwise requires. The Company is a self-administered and self-managed REIT and conducts all of its operations through the Operating Partnership and the Management Companies.
The following discussion is based primarily on the consolidated financial statements of the Company for the years ended December 31, 2023, 2022 and 2021. It compares the results of operations and cash flows for the year ended December 31, 2023 to the results of operations and cash flows for the year ended December 31, 2022. Also included is a comparison of the results of operations and cash flows for the year ended December 31, 2022 to the results of operations and cash flows for the year ended December 31, 2021. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
The financial statements reflect the following acquisitions, dispositions and changes in ownership subsequent to the occurrence of each transaction.
Acquisitions:
On August 2, 2022, the Company acquired the remaining 50% ownership interest in two former Sears parcels (Deptford Mall and Vintage Faire Mall) in MS Portfolio LLC, the Company's joint venture with Seritage for a total purchase price of $24.5 million. Effective as of August 2, 2022, the Company now owns and has consolidated its 100% interest in these two former Sears parcels in its consolidated financial statements (See Note 15—Acquisitions in the Notes to the Consolidated Financial Statements).
On May 18, 2023, the Company acquired Seritage’s remaining 50% ownership interest in the MS Portfolio LLC joint venture that owns five former Sears parcels, for a total purchase price of approximately $46.7 million. These parcels are located at Chandler Fashion Center, Danbury Fair Mall, Freehold Raceway Mall, Los Cerritos Center and Washington Square. Effective as of May 18, 2023, the Company now owns and has consolidated its 100% interest in these five former Sears parcels in its consolidated financial statements (See Note 15—Acquisitions in the Notes to the Consolidated Financial Statements).
On November 16, 2023, the Company acquired its joint venture partner’s 49.9% ownership interest in Freehold Raceway Mall for $5.6 million and the assumption of its joint venture partner’s share of debt. The Company now owns 100% of Freehold Raceway Mall. Prior to November 16, 2023, the Company accounted for its investment in Freehold Raceway Mall as part of a financing arrangement (See Note 12 – Financing Arrangement and Note 15 – Acquisitions in the Notes to the Consolidated Financial Statements).
On December 9, 2023, the Company acquired its joint venture partner’s 50% interest in Fashion District Philadelphia for no consideration, and the Company now owns 100% of this property. Prior to December 9, 2023, due to the Company’s joint venture partner having no substantive participation rights, the Company accounted for this joint venture as a VIE in its consolidated financial statements (See Note 2 – Summary of Significant Accounting Policies and Note 15 – Acquisitions in the Notes to the Consolidated Financial Statements).
Dispositions:
On March 29, 2021, the Company sold Paradise Valley Mall in Phoenix, Arizona to a newly formed joint venture for $100.0 million, resulting in a gain on sale of assets of approximately $5.6 million. Concurrent with the sale, the Company elected to reinvest into the new joint venture at a 5% ownership interest. The Company used the $95.3 million of net proceeds from the sale to pay down its line of credit.

On September 17, 2021, the Company sold Tucson La Encantada in Tucson, Arizona for $165.3 million, resulting in a gain on sale of assets of approximately $117.2 million. The Company used the net cash proceeds of approximately $100.1 million to pay down debt.
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

The Company did not repay the loan on Towne Mall on its maturity date of November 1, 2022, and completed transition of the property to a receiver. On December 4, 2023, Towne Mall was sold by the receiver for $9.5 million, resulting in a gain on extinguishment of debt of $8.2 million.

On December 27, 2023, the Company’s joint venture in One Westside sold the property, a 680,000 square foot office property in Los Angeles, California, for $700 million. The existing $325 million loan on the property was repaid, and $77.6 million of net proceeds were generated at the Company’s 25% ownership share, which were used to reduce the Company’s revolving loan facility. As a result of this transaction, the Company recognized its share of gain on sale of assets of $8.1 million.

For the twelve months ended December 31, 2023, the Company and certain joint venture partners sold various land parcels in separate transactions, resulting in the Company’s share of the gain on sale of land of $10.8 million. The Company used its share of the proceeds from these sales of $16.4 million to pay down debt and for other general corporate purposes.
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
On October 26, 2021, the Company's joint venture in The Shops at Atlas Park replaced the existing loan on the property with a new $65 million loan that bears interest at a floating rate of LIBOR plus 4.15% (converted to SOFR plus 4.26% on April 7, 2023) and matures on November 9, 2026, including extension options. The loan was covered by an interest rate cap agreement that effectively prevented LIBOR/SOFR from exceeding 3.0% through November 7, 2023. The interest rate cap has since been extended and effectively prevents SOFR from exceeding 5.76% through November 7, 2024.
During the year ended December 31, 2021, the Company repaid $1.7 billion of debt then outstanding, including the $985 million repaid in connection with entering into the new credit agreement in April 2021. These repaid amounts represented an approximately 20% reduction in the debt outstanding, at the Company’s share, since December 31, 2020.
On February 2, 2022, the Company’s joint venture in FlatIron Crossing replaced the existing $197 million loan on the property with a new $175 million loan that bears interest at SOFR plus 3.70% and matures on February 9, 2025. The loan is covered by an interest rate cap agreement that effectively prevents SOFR from exceeding 4.0% through February 15, 2024 and 5.0% through February 9, 2025.
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
On June 27, 2023, the Company closed on a one-year extension on the $133.5 million loan on Danbury Fair Mall to July 1, 2024. The Company repaid $10.0 million of the outstanding loan balance at closing and the amended interest rate was 7.5% as of July 1, 2023 and incrementally increased to 8.0% as of October 1, 2023, 8.5% as of January 1, 2024 and 9.0% as of April 1, 2024.
On September 11, 2023, the Company and Operating Partnership entered into an amended and restated credit agreement, which amended and restated their prior $525 million credit agreement, and provides for an aggregate $650 million revolving loan facility that matures on February 1, 2027, with a one-year extension option. Concurrently with the entry into the amended and restated credit agreement, the Company drew $152 million of the amount available under the revolving loan facility and used the proceeds to repay in full amounts outstanding under the Company’s prior credit facility. (See “Liquidity and Capital Resources”).
Effective October 6, 2023, the Company's $86.5 million loan on Fashion Outlets of Niagara Falls is in default. The Company is in negotiations with the lender on the terms of this non-recourse loan.
On December 4, 2023, the Company's joint venture in Tysons Corner Center replaced the existing $666.5 million mortgage loan on the property with a new $710.0 million loan that bears interest at a fixed rate of 6.60%, is interest only during the entire loan term and matures on December 6, 2028.
On January 10, 2024, the Company's joint venture in Boulevard Shops replaced the existing $23.0 million mortgage loan on the property with a new $24.0 million loan that bears interest at a variable rate of SOFR plus 2.50%, is interest only during the entire loan term and matures on December 5, 2028. The new loan has a required interest rate cap throughout the term of the loan at a strike rate of 7.5%.
On January 22, 2024, the Company repaid the majority of the mortgage loan on Fashion District Philadelphia. The remaining $8.2 million matures on April 21, 2024.
On January 25, 2024, the Company replaced the existing $116.9 million mortgage loan on Danbury Fair Mall with a new $155.0 million loan that bears interest at a fixed rate of 6.39%, is interest only during the majority of the loan term and matures on February 6, 2034.
Redevelopment and Development Activities:
The Company has a 50/50 joint venture with Simon Property Group, which was initially formed to develop Los Angeles Premium Outlets, a premium outlet center in Carson, California. The Company has funded $39.5 million of the total $78.9 million incurred by the joint venture as of December 31, 2023.
The Company is redeveloping an approximately 150,000 square foot, three-level space (formerly occupied by Bloomingdale’s and Arclight Theatre) at Santa Monica Place, a 534,000 square foot regional town center in Santa Monica, California, with an entertainment destination use, high-end fitness, and other retail uses. The total cost of the project is estimated to be between $35.0 million and $40.0 million. The Company has incurred approximately $5.2 million as of December 31, 2023. The anticipated opening will happen in phases beginning in 2024 through 2025.
The Company’s joint venture in Scottsdale Fashion Square, an approximately 1,871,000 square foot regional town center in Scottsdale, Arizona, is redeveloping a two-level Nordstrom wing with luxury-focused retail and restaurant uses. The total cost of the project is estimated to be between $80.0 million and $86.0 million, with $40.0 million and $43.0 million estimated to be the Company’s pro rata share. The Company has incurred $21.0 million of the total $42.0 million incurred by the joint venture as of December 31, 2023. The anticipated opening is in 2024.
Other Transactions and Events:
The Company declared a cash dividend of $0.17 per share of its common stock for each quarter in the year ended December 31, 2023. On February 2, 2024, the Company announced a first quarter cash dividend of $0.17 per share of its common stock, which will be paid on March 4, 2024 to stockholders of record on February 16, 2024. The dividend amount will be reviewed by the Board on a quarterly basis.
In connection with the commencement of separate "at the market" offering programs, on each of February 1, 2021 and March 26, 2021, which are referred to as the "February 2021 ATM Program" and the "March 2021 ATM Program," respectively, and collectively as the "ATM Programs," the Company entered into separate equity distribution agreements with certain sales agents pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500 million under each of the February 2021 ATM Program and the March 2021 ATM Program, or a total of $1 billion under the ATM Programs. As of December 31, 2023, the Company had approximately $151.7 million of gross sales of its common stock available under the March 2021 ATM Program. The February 2021 ATM Program was fully utilized as of June 30, 2021 and is no longer active.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a further discussion of the Company’s anticipated liquidity needs, and the measures taken by the Company to meet those needs.

Inflation:
Most of the leases at the Centers have rent adjustments periodically throughout the lease term. These rent increases are either in fixed increments or based on using an annual multiple of increases in the Consumer Price Index. In addition, the routine expiration of leases for spaces 10,000 square feet and under each year (See "Item 1. Business of the Company—Lease Expirations"), enables the Company to replace existing leases with new leases at higher base rents if the rents of the existing leases are below the then existing market rate. The Company has generally entered into leases that require tenants to pay a stated amount for operating expenses, generally excluding property taxes, regardless of the expenses actually incurred at any Center, which places the burden of cost control on the Company. Additionally, most leases require the tenants to pay their pro rata share of property taxes and utilities. Inflation is expected to have a negative impact on the Company's costs in 2023 and 2024.
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

Asset Impairment:
The Company assesses whether an indicator of impairment in the value of its properties exists by considering expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include projected rental revenue, operating costs and capital expenditures as well as capitalization rates and estimated holding periods. The Company generally holds and operates its properties long-term, which decreases the likelihood of their carrying values not being recoverable. Changes in events or changes in circumstances may alter the expected hold period of an asset or asset group, which may result in an impairment loss and such loss could be material to the Company's financial condition or operating performance. If the carrying value of the property exceeds the estimated undiscounted cash flows, an impairment loss is recognized equal to the excess of carrying value over its estimated fair value. Properties classified as held for sale are measured at the lower of the carrying amount or fair value less cost to sell.
The estimated fair value of a property is typically determined through a discounted cash flow analysis or based upon a contracted sales price. The discounted cash flow method includes significant unobservable inputs including the discount rate, terminal capitalization rate and market rents. Cash flow projections and rates are subject to management’s judgment and changes in those assumptions could impact the estimation of fair value.
The Company’s investments in unconsolidated joint ventures apply the same accounting model for property level impairment as described above. Further, the Company reviews its investments in unconsolidated joint ventures for a series of operating losses and other factors that may indicate that a decrease in the value of its investments has occurred which is other-than-temporary. The investment in each unconsolidated joint venture is evaluated periodically, and as deemed necessary, for recoverability and valuation declines that are other-than-temporary. The Company records any such impairment up to the extent of its investment.
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
For the comparison of the year ended December 31, 2023 to the year ended December 31, 2022 and the comparison of the year ended December 31, 2022 to the year ended December 31, 2021, there are no Redevelopment Properties.
For the comparison of the year ended December 31, 2023 to the year ended December 31, 2022, the JV Transition Centers are the two former Sears parcels at Deptford Mall and Vintage Faire Mall, the five former Sears parcels at Chandler Fashion Center, Danbury Fair Mall, Freehold Raceway Mall, Los Cerritos Center and Washington Square (See "Acquisitions" in Management's Overview and Summary), and for the comparison of the year ended December 31, 2022 to the year ended December 31, 2021, the JV Transition Centers are the two former Sears parcels at Deptford Mall and Vintage Faire Mall.
For the comparison of the year ended December 31, 2023 to the year ended December 31, 2022, the Disposition Properties are The Marketplace at Flagstaff, Superstition Springs Power Center and Towne Mall (See "Dispositions" in Management's Overview and Summary), and for the comparison of the year ended December 31, 2022 to the year ended December 31, 2021, the Disposition Properties are Paradise Valley Mall and Tucson La Encantada.
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
During the trailing twelve months ended December 31, 2023, comparable tenant sales for spaces less than 10,000 square feet across the portfolio decreased by 1.8% compared to the time frame in 2022. The leased occupancy rate of 93.5% at December 31, 2023 represented a 0.9% increase from 92.6% at December 31, 2022 and a 0.1% sequential increase compared to the 93.4% occupancy rate at September 30, 2023. Releasing spreads increased as the Company executed leases at an average rent of $61.00 for new and renewal leases executed compared to $52.04 on leases expiring, resulting in a releasing spread increase of $8.96 per square foot, or 17%, for the trailing twelve months ended December 31, 2023.
The Company continues to renew or replace leases that are scheduled to expire in 2024, however, due to a variety of factors, the Company cannot be certain of its ability to sign, renew or replace leases expiring in 2024 or beyond. These leases that are scheduled to expire represent approximately 1.3 million square feet of the Centers, accounting for 21.32% of the GLA of mall stores and freestanding stores, for spaces 10,000 square feet and under, as of December 31, 2023. These calculations exclude Centers under development or redevelopment and property dispositions (See “Acquisitions,” "Dispositions" and "Redevelopment and Development Activities" in Management's Overview and Summary), and include square footage of Centers owned by joint ventures at the Company’s share.
2024 lease expirations continue to be an important focal point for the Company. As of December 31, 2023, the Company has executed renewal leases or commitments on 41% of its square footage expiring in 2024, which leases are expected to commence throughout 2024 and 2025 and another 33% of such expiring space is in the letter of intent stage. Excluding those leases, the remaining leases expiring in 2024, which represent approximately 200,000 square feet of the Centers, are in the prospecting stage.
The Company has entered into 109 leases for new stores totaling approximately 1.6 million square feet that have opened or are planned for opening in 2024, and another 17 leases for new stores totaling approximately 591,000 square feet opening after 2024. While there may be additional new space openings in 2024, any such leases are not yet executed.
During the trailing twelve months ended December 31, 2023, the Company signed 274 new leases and 565 renewal leases comprising approximately 4.2 million square feet of GLA, of which 2.4 million square feet is related to the consolidated Centers. The average tenant allowance was $22.38 per square foot.
Outlook
On February 5, 2024, the Company announced that Jackson Hsieh will be appointed to the role of Chief Executive Officer (“CEO”) and President of the Company, effective as of March 1, 2024, following the retirement of Thomas E. O’Hern, the Company’s current CEO, and Edward C. Coppola, the Company’s current President, each of whom will be retiring effective as of February 29, 2024.

The Company has a long-term four-pronged business strategy that focuses on the acquisition, leasing and management, redevelopment and development of Regional Town Centers. During 2023, the Company leased 4.2 million square feet, representing the strongest year of leasing volume based on square footage for the Company since its inception. The Company’s portfolio also experienced one of the lowest volumes of tenant bankruptcies in the last decade. As of December 31, 2023, the Company’s portfolio leased occupancy was 93.5%, which has increased 5.0% in the past eleven quarters since the pandemic-driven low of 88.5% as of March 31, 2021. The Company continues to make progress addressing the near-term maturities of its non-recourse mortgage debt, as further described below. Although the majority of the key performance indicators at the Centers continued to improve during 2023, operating results in 2024 could be negatively impacted by certain macro-economic factors, including any continued increase in inflation and elevated interest rates or an economic slowdown or recession.

Traffic levels at the Company’s Centers for 2023 were approximately 94% of 2022 levels. Comparable tenant sales from spaces less than 10,000 square feet across the portfolio for the trailing twelve months ended December 31, 2023 decreased by 1.8% compared to the same period in 2022. Portfolio tenant sales per square foot for spaces less than 10,000 square feet for the trailing twelve months ended December 31, 2023 were $836 compared to $869 for the twelve months ended December 31, 2022.

During 2023, the Company signed 839 new and renewal leases for approximately 4.2 million square feet, compared to 963 leases and 3.8 million square feet signed during 2022. This leasing volume represented a 13% decrease in the number of leases and a 12% increase in the amount of square footage leased compared to the same period in 2022 on a comparable basis.

The Company believes that diversity of use within its tenant base has been, and will continue to be, a prominent internal growth catalyst at its Centers going forward, as new uses enhance the productivity and diversity of the tenant mix and have the potential to significantly increase customer traffic at the applicable Centers. During the year ended December 31, 2023, the Company signed deals for new stores with new-to-Macerich portfolio uses for over 600,000 square feet, with another 140,000 square feet of such new-to-Macerich portfolio leases currently in negotiation as of the date of this Annual Report on Form 10-K.

As of December 31, 2023, the leased occupancy rate increased to 93.5%, a 0.9% increase compared to the leased occupancy rate of 92.6% at December 31, 2022 and a 0.1% sequential increase compared to the leased occupancy rate of 93.4% at September 30, 2023.
Many of the Company’s leases contain co-tenancy clauses. Certain Anchor or small tenant closures have become permanent, whether caused by the pandemic or otherwise, and co-tenancy clauses within certain leases may be triggered as a result. The Company does not anticipate that the negative impact of such clauses on lease revenue will be significant.

The pace of bankruptcy filings involving the Company’s tenants decreased substantially in 2023 and in 2022 compared to 2021. For the year ended December 31, 2023, there were ten bankruptcy filings involving the Company’s tenants totaling fifteen leases and representing approximately 111,000 square feet of leased space and $3.6 million of annual leasing revenue at the Company’s share. Based on current information and market data, the Company expects that the pace of bankruptcy filings in 2024 will continue to be lower than the average bankruptcy rate over the last decade.

During 2024, the Company expects to generate positive cash flow from operations after recurring operating capital expenditures, leasing capital expenditures and payment of dividends. This assumption does not include any potential capital generated from dispositions, refinancings or issuances of common equity. This expected surplus will be used to fund the Company's development and redevelopment pipeline and to the extent available, de-lever the Company’s balance sheet.

The Company continues to make progress addressing its near-term, non-recourse loan maturities, with seven completed transactions since the beginning of 2023. Since January 1, 2023, the Company has refinanced or extended seven loans totaling approximately $2.8 billion, or approximately $2.0 billion at the Company’s pro rata share. This includes the September 2023 entry into an amended and restated credit agreement, which provided for an aggregate $650 million revolving loan facility, an increase from the prior $525 million credit agreement, that matures on February 1, 2027, with a one-year extension option. For additional information on the Company’s financing transactions in the year 2023 through the date of this Annual Report on Form 10-K, see “Financing Activities” and "Liquidity and Capital Resources".

Elevated interest rates are increasing the cost of the Company’s borrowings due to its outstanding floating-rate debt and have led to higher interest rates on new fixed-rate debt. The Company expects to incur increased interest expense from the refinancing or extension of loans that may currently carry below-market interest rates. In certain cases, the Company has limited, and may continue to limit, its exposure to interest rate fluctuations related to a portion of its floating-rate debt by using interest rate cap and swap agreements. Such agreements, subject to current market conditions, allow the Company to replace floating-rate debt with fixed-rate debt in order to achieve its desired ratio of floating-rate to fixed-rate debt. However, any interest rate cap or swap agreements that the Company enters into may not be effective in reducing its exposure to interest rate changes.
Comparison of Years Ended December 31, 2023 and 2022
Revenues:
Leasing revenue increased by $8.5 million, or 1.1%, from 2022 to 2023. The increase in leasing revenue is attributed to increases of $5.0 million from the Same Centers and $6.4 million from the JV Transition Centers offset in part by $2.9 million from the Disposition Properties. Leasing revenue includes the amortization of above and below-market leases, the amortization of straight-line rents, lease termination income, percentage rent and the recovery of bad debts. The amortization of above and below-market leases increased from $2.2 million in 2022 to $3.1 million in 2023. The amortization of straight-line rents decreased from $(0.8) million in 2022 to $(4.6) million in 2023. Lease termination income decreased from $13.0 million in 2022 to $10.5 million in 2023. Percentage rent decreased from $49.5 million in 2022 to $38.2 million in 2023 primarily from conversions from variable rent to fixed rent structures on lease renewals of expiring space. Recovery of bad debts increased from $0.7 million in 2022 to $2.7 million in 2023.
Other income increased from $30.1 million in 2022 to $44.9 million in 2023. This increase is primarily due to parking, interest and other income related to the Same Centers.
Management Companies' revenue increased from $28.5 million in 2022 to $30.2 million in 2023 due to an increase in leasing and development fees.
Shopping Center and Operating Expenses:
Shopping center and operating expenses decreased $1.5 million, or 0.5%, from 2022 to 2023. The decrease in shopping center and operating expenses is attributed to a decrease of $4.5 million from the Same Centers offset in part by increases of $1.4 million from the Disposition Properties and $1.6 million from the JV Transition Centers. The decrease at the Same Centers is primarily due to a decrease in real estate tax expense in 2023 compared to 2022.
Leasing Expenses:
Leasing expenses increased from $32.7 million in 2022 to $36.4 million in 2023 due to an increase in compensation expense.
Management Companies' Operating Expenses:
Management Companies' operating expenses increased $2.3 million from 2022 to 2023 due to an increase in compensation expense.
REIT General and Administrative Expenses:
REIT general and administrative expenses increased by $2.1 million due to an increase in compensation and consulting expense.
Depreciation and Amortization:
Depreciation and amortization decreased $9.3 million from 2022 to 2023. The decrease in depreciation and amortization is attributed to decreases of $10.3 million from the Same Centers and $2.0 million from the Disposition Properties offset in part by an increase of $3.0 million from the JV Transition Centers.
Interest Expense:
Interest expense decreased $43.9 million from 2022 to 2023. The decrease in interest expense is attributed to decreases of $58.9 million from the financing arrangement, $0.1 million from the Disposition Properties and $1.9 million from the JV Transition Centers offset in part by increases of $12.2 million from the Same Centers and $4.8 million from higher interest rates and outstanding balances on the Company's revolving line of credit. Effective November 16, 2023, the Company acquired its partner's interest in Freehold Raceway Mall and, as a result, Freehold Raceway Mall is no longer part of the financing arrangement and is 100% owned by the Company. The decrease in interest expense from the financing arrangement is primarily due to the change in fair value of the underlying properties and the mortgage notes payable on the underlying properties (See Note 12–Financing Arrangement in the Company's Notes to the Consolidated Financial Statements).
The above interest expense items are net of capitalized interest, which increased from $10.5 million in 2022 to $20.5 million in 2023.

Equity in Loss of Unconsolidated Joint Ventures:
Equity in loss of unconsolidated joint ventures increased $151.7 million from 2022 to 2023. The increase in equity in loss of unconsolidated joint ventures is primarily due to the impairment losses in 2023 at Country Club Plaza of $101.0 million and the JV Transition Centers of $51.4 million, as a result of the reduction in the estimated holding periods (See Note 4–Investments in Unconsolidated Joint Ventures in the Company's Notes to the Consolidated Financial Statements).
(Loss) Gain on Sale or Write Down of Assets, net:
(Loss) gain on sale or write down of assets, net increased $142.2 million from 2022 to 2023. The increase is primarily due to the impairment loss of $144.7 million at Fashion Outlets of Niagara Falls, as a result of the reduction in the estimated holding period of the property.
Net Loss:
Net loss increased $213.0 million from 2022 to 2023. The increase in net loss is primarily due to the impairment losses at Fashion Outlets of Niagara Falls, Country Club Plaza and the JV Transition Centers, along with the other variances noted above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold, gain on extinguishment of debt and accrued default interest expense decreased 7.9% from $437.5 million in 2022 to $403.0 million in 2023. For a reconciliation of net loss attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders–diluted, and FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold, gain on extinguishment of debt and accrued default interest expense–diluted, see "Funds From Operations ("FFO")" below.
Cash Flows from Operating Activities:
Cash provided by operating activities decreased $42.0 million from 2022 to 2023. The decrease is primarily due to the changes in assets and liabilities and the results, as discussed above.
Cash Flows from Investing Activities:
Cash provided by investing activities increased $53.9 million from 2022 to 2023. The increase in cash provided by investing activities is primarily attributed to an increase in distributions from unconsolidated joint ventures of $169.6 offset in part by decreases in proceeds from the sale of assets of $14.9 million, $21.0 million in proceeds from collection of receivable in connection with sale of joint venture property, increases in acquisitions of property of $22.1 million, development, redevelopment and renovation of $35.8 million and property improvements of $21.9 million. The increase in distributions from unconsolidated joint ventures is primarily due to the distribution of net loan proceeds from the Scottsdale Fashion Square refinance (See "—Financing Activities" in Management's Overview and Summary) and the distribution of net sales proceeds on One Westside (See "—Dispositions" in Management's Overview and Summary).
Cash Flows from Financing Activities:
Cash used in financing activities increased $16.9 million from 2022 to 2023. The increase in cash used in financing activities is primarily due to increases in payments on mortgages, bank and other notes payable of $457.2 million, deferred financing costs of $22.5 million and payment on finance arrangement obligation of $5.6 million offset in part by an increase in proceeds from mortgages, bank and other notes payable of $442.0 million and a decrease in dividends and distributions of $27.0 million. The decrease in dividends and distributions is primarily due to a decrease in distributions to consolidated joint ventures offset in part by an increase in dividends to common stockholders.
Comparison of Years Ended December 31, 2022 and 2021
Discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021 was included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 on page 47 under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", which was filed with the SEC on February 24, 2023.

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
Uses of Capital
The following tables summarize capital expenditures and lease acquisition costs incurred at the Centers (at the Company's pro rata share) for the years ended December 31:

(Dollars in thousands)	2023	2022	2021
Consolidated Centers:
Acquisitions of property, building improvement and equipment	$83,025	$49,459	$18,715
Development, redevelopment, expansion and renovation of Centers	94,601	55,493	46,341
Tenant allowances	27,083	25,045	22,101
Deferred leasing charges	5,595	2,443	2,585
	$210,304	$132,440	$89,742
Joint Venture Centers (at the Company's pro rata share):
Acquisitions of property, building improvement and equipment	$17,628	$13,222	$18,803
Development, redevelopment, expansion and renovation of Centers	58,091	74,592	48,512
Tenant allowances	18,533	16,757	11,594
Deferred leasing charges	4,644	4,057	2,881
	$98,896	$108,628	$81,790
The Company expects amounts to be incurred during the next twelve months for tenant allowances and deferred leasing charges to be comparable to 2023. The Company expects to incur approximately $160 million to $180 million during 2024 for development, redevelopment, expansion and renovations. Capital for these expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of cash on hand, debt or equity financings, which are expected to include borrowings under the Company's line of credit, from property financings and construction loans, each to the extent available.
Sources of Capital
The Company has also generated liquidity in the past, and may continue to do so in the future, through equity offerings and issuances, property refinancings, joint venture transactions and the sale of non-core assets. For example, the Company sold The Marketplace at Flagstaff in Flagstaff, Arizona on May 2, 2023, Superstition Springs Power Center in Mesa, Arizona on July 17, 2023, and the Company’s joint venture sold One Westside in Los Angeles, California on December 27, 2023. The Company used its share of proceeds from these transactions to pay down its line of credit and other debt obligations. During the year ended December 31, 2023, the Company and certain joint venture partners sold various land parcels in separate transactions for aggregate proceeds of $16.4 million (at the Company's share), which the Company used to pay down debt and for other general corporate purposes. Furthermore, the Company has filed a shelf registration statement, which registered an unspecified amount of common stock, preferred stock, depositary shares, debt securities, warrants, rights, stock purchase contracts and units that may be sold from time to time by the Company.
On March 26, 2021, the Company registered an "at the market" offering program, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500 million under the ATM Program, in amounts and at times to be determined by the Company. During both the twelve months ended December 31, 2022 and 2023, no shares were issued under the ATM Program. As of December 31, 2023, the Company had approximately $151.7 million of gross sales of its common stock available under the ATM Program.
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
The Company's total outstanding loan indebtedness, which includes mortgages and other notes payable, at December 31, 2023 was $6.92 billion (consisting of $4.23 billion of consolidated debt, less $0.16 billion of noncontrolling interests, plus $2.85 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand (See “—Financing Activities” in Management’s Overview and Summary).
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
Additionally, as of December 31, 2023, the Company was contingently liable for $41.0 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. As of December 31, 2023, $40.8 million of these letters of credit were secured by restricted cash. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company continues to make progress addressing its near-term, non-recourse loan maturities, with seven completed transactions since the beginning of 2023. Since January 1, 2023, the Company has refinanced or extended seven loans totaling approximately $2.8 billion, or approximately $2.0 billion at the Company’s pro rata share. This includes the September 2023 entry into an amended and restated credit agreement, which provided for an aggregate $650 million revolving loan facility that matures on February 1, 2027, with a one-year extension option. For additional information on the Company’s financing transactions in the year 2023 through the date of this Annual Report on Form 10-K, see “Financing Activities” in Management’s Overview and Summary.
Previously, the Company had a $525 million revolving loan facility, which was scheduled to mature on April 14, 2024. On September 11, 2023, the Company and the Operating Partnership entered into an amended and restated credit agreement, which amends and restates their prior credit agreement, and provides for an aggregate $650 million revolving loan facility that matures on February 1, 2027, with a one-year extension option. The revolving loan facility can be expanded up to $950 million, subject to receipt of lender commitments and other conditions. Concurrently with the entry into the amended and restated credit agreement, the Company drew $152 million of the amount available under the revolving loan facility and used the proceeds to repay in full amounts outstanding under its prior credit facility. All obligations under the credit facility are guaranteed unconditionally by the Company and are secured in the form of mortgages on certain wholly-owned assets and pledges of equity interests held by certain of the Company’s subsidiaries. The new credit facility bears interest, at the Operating Partnership’s option, at either the base rate (as defined in the credit agreement) or adjusted term SOFR (as defined in the credit agreement) plus, in both cases, an applicable margin. The applicable margin depends on the Company’s overall leverage ratio and ranges from 1.00% to 2.50% over the selected index rate. As of December 31, 2023, the borrowing rate was SOFR plus a spread of 2.35%. As of December 31, 2023, borrowings under the credit facility were $105.0 million less unamortized deferred finance costs of $15.5 million for the revolving loan facility at a total effective interest rate of 8.57%. As of December 31, 2023, the Company’s availability under the revolving loan facility for additional borrowings was $544.8 million.
Cash dividends and distributions for the twelve months ended December 31, 2023 were $159.3 million (including distributions from consolidated joint ventures of $5.1 million), which were funded by operations.
At December 31, 2023, the Company was in compliance with all applicable loan covenants under its agreements.
At December 31, 2023, the Company had cash and cash equivalents of $94.9 million.

Material Cash Commitments:
The following is a schedule of material cash commitments as of December 31, 2023 for the Consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Cash Commitments	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)(1)(2)	$4,923,501	$990,900	$1,687,921	$642,630	$1,602,050
Lease obligations(3)	140,737	20,920	24,769	20,217	74,831
	$5,064,238	$1,011,820	$1,712,690	$662,847	$1,676,881
_______________________________________________________________________________
(1)Interest payments on floating rate debt were based on rates in effect at December 31, 2023.
(2)On January 22, 2024, the Company repaid the majority of the mortgage loan on Fashion District Philadelphia. The remaining $8.2 million matures on April 21, 2024. On January 25, 2024, the Company replaced the existing $116.9 million mortgage loan on Danbury Fair Mall with a new $155.0 million loan that bears interest at a fixed rate of 6.39%, is interest only during the majority of the loan term and matures on February 6, 2034. (See “Financing Activity” in Management’s Overview and Summary).
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
The Company accounts for its joint venture in Chandler Freehold as a financing arrangement. In connection with this treatment, the Company recognizes financing expense on (i) the changes in fair value of the financing arrangement obligation, (ii) any payments to the joint venture partner equal to their pro rata share of net income and (iii) any payments to the joint venture partner less than or in excess of their pro rata share of net income. The Company excludes from its definition of FFO the noted expenses related to the changes in fair value and for the payments to the joint venture partner less than or in excess of their pro rata share of net income. On November 16, 2023, the Company acquired its joint venture partner’s 49.9% ownership interest in Freehold Raceway Mall and as a result, this property is no longer part of the financing arrangement and is 100% owned by the Company. (See Note 12 – Financing Arrangement and Note 15 – Acquisitions in the Notes to the Consolidated Financial Statements). References to Chandler Freehold after November 16, 2023 shall be deemed to only refer to Chandler Fashion Center.
The Company also presents FFO excluding financing expense in connection with Chandler Freehold, (gain) loss on extinguishment of debt and accrued default interest expense.
FFO and FFO on a diluted basis are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization, as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. The Company believes that such a presentation also provides investors with a more meaningful measure of its operating results in comparison to the operating results of other REITs. In addition, the Company believes that FFO excluding financing expense in connection with Chandler Freehold, and impact associated with extinguishment of debt and accrued default interest expense provides useful supplemental information regarding the Company’s performance as it shows a more meaningful and consistent comparison of the Company’s operating performance and allows investors to more easily compare the Company’s results. The default interest expense reflects the interest accruing on the nonrecourse loans associated with Fashion Outlets of Niagara Falls and Country Club Plaza. GAAP requires that the Company accrue these amounts, which are not expected to be paid and are expected to be reversed once a loan is modified or once title to the mortgage loan collateral is transferred.
The Company believes that FFO does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income (loss) as defined by GAAP, and is not indicative of cash available to fund all cash flow needs. The Company also cautions that FFO, as presented, may not be comparable to similarly titled measures reported by other real estate investment trusts.
Management compensates for the limitations of FFO by providing investors with financial statements prepared according to GAAP, along with this detailed discussion of FFO and a reconciliation of net (loss) income to FFO and FFO—diluted. Management believes that to further understand the Company's performance, FFO should be compared with the Company's reported net (loss) income and considered in addition to cash flows in accordance with GAAP, as presented in the Company's consolidated financial statements. The following reconciles net (loss) income attributable to the Company to FFO and FFO—diluted attributable to common stockholders and unit holders—basic and diluted, excluding financing expense in connection with Chandler Freehold, (gain) loss on extinguishment of debt, net and accrued default interest expense for the years ended December 31, 2023, 2022, 2021, 2020 and 2019 (dollars and shares in thousands):

	2023	2022	2021	2020	2019
Net (loss) income attributable to the Company	$(274,065)	$(66,068)	$14,263	$(230,203)	$96,820
Adjustments to reconcile net (loss) income attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted:
Noncontrolling interests in the Operating Partnership	(11,389)	(2,660)	714	(16,822)	7,131
Loss (gain) on sale or write down of consolidated assets, net	134,523	(7,698)	(75,740)	68,112	11,909
Loss on remeasurement of consolidated assets	—	—	—	163,298	—
Add: gain on undepreciated asset sales or write-down from consolidated assets	3,705	16,091	19,461	7,777	3,829
Less: loss on write-down of non-real estate sales or write-down of assets—consolidated assets	—	(2,000)	(2,200)	(4,154)	—
Add: noncontrolling interests share of gain (loss) on sale or write-down of assets—consolidated assets	2,224	6,287	9,732	(120)	(2,822)
Loss (gain) on sale or write down of assets—unconsolidated joint ventures(1)	136,377	19,397	4,931	(6)	462
Add: gain on sale of undepreciated assets—unconsolidated joint ventures(1)	7,102	7,794	93	—	—
Depreciation and amortization on consolidated assets	282,361	291,612	311,129	319,619	330,726
Less: noncontrolling interests in depreciation and amortization—consolidated assets	(11,938)	(21,592)	(29,239)	(15,517)	(15,124)
Depreciation and amortization—unconsolidated joint ventures(1)	170,199	176,303	182,956	199,680	189,728
Less: depreciation on personal property	(7,987)	(12,834)	(12,955)	(15,734)	(15,997)
FFO attributable to common stockholders and unit holders—basic and diluted	431,112	404,632	423,145	475,930	606,662
Financing expense in connection with Chandler Freehold	(26,311)	32,902	(955)	(136,425)	(69,701)
FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold—basic and diluted	404,801	437,534	422,190	339,505	536,961
(Gain) loss on extinguishment of debt, net—consolidated assets	(8,208)	—	1,007	—	351
Accrued default interest expense	6,417	—	—	—	—
FFO attributable to common stockholders and unit holders excluding financing expense in connection with Chandler Freehold, (gain) loss on extinguishment of debt, net and accrued default interest expense—diluted	$403,010	$437,534	$423,197	$339,505	$537,312
Weighted average number of FFO shares outstanding for:
FFO attributable to common stockholders and unit holders—basic(2)	224,501	223,678	207,991	156,920	151,755
Adjustments for the impact of dilutive securities in computing FFO—diluted:
Share and unit-based compensation plans	—	—	—	—	—
FFO attributable to common stockholders and unit holders—diluted(3)	224,501	223,678	207,991	156,920	151,755

_______________________________________________________________________________
(1)Unconsolidated assets are presented at the Company's pro rata share.
(2)Calculated based upon basic net income as adjusted to reach basic FFO. During the years ended December 31, 2023, 2022, 2021, 2020 and 2019, there were 9.0 million, 8.6 million, 9.9 million, 10.7 million and 10.4 million OP Units outstanding, respectively.
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
The following table sets forth information as of December 31, 2023 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the years ending December 31,
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long term debt:
Fixed rate(1)	$739,859	$608,383	$538,780	$1,682	$378,336	$1,519,423	$3,786,463	$3,494,872
Average interest rate	5.17%	3.49%	3.55%	4.82%	5.86%	4.05%	4.29%
Floating rate(2)	70,820	300,000	—	—	105,000	—	475,820	480,110
Average interest rate	8.94%	6.88%	—%	—%	7.99%	—%	7.43%
Total debt—Consolidated Centers	$810,679	$908,383	$538,780	$1,682	$483,336	$1,519,423	$4,262,283	$3,974,982
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long term debt (at the Company's pro rata share):
Fixed rate	$42,046	$243,253	$780,794	$386,587	$1,023,872	$346,928	$2,823,480	$2,649,330
Average interest rate	4.48%	5.44%	5.30%	3.99%	5.62%	3.84%	5.06%
Floating rate(3)	11,500	—	32,500	221	999	—	45,220	46,626
Average interest rate	7.33%	—%	9.62%	8.35%	8.10%	—%	9.00%
Total debt—Unconsolidated Joint Venture Centers	$53,546	$243,253	$813,294	$386,808	$1,024,871	$346,928	$2,868,700	$2,695,956
_______________________________________________________________________________
(1)On January 25, 2024, the Company replaced the existing $116.9 million mortgage loan on Danbury Fair Mall with a new $155.0 million, ten-year, fixed rate loan (See “Financing Activity” in Management’s Overview and Summary).
(2)On January 22, 2024, the Company repaid the majority of the mortgage loan on Fashion District Philadelphia. The remaining $8.2 million matures on April 21, 2024 (See “Financing Activity” in Management’s Overview and Summary).
(3)On January 10, 2024, the Company's joint venture in Boulevard Shops replaced the existing $23.0 million mortgage loan on the property with a new $24.0 million, five-year, floating rate loan (See "Financing Activity" in Management's Overview and Summary).
The Consolidated Centers' total fixed rate debt at December 31, 2023 and 2022 was $3.8 billion and $3.7 billion, respectively. The average interest rate on such fixed rate debt at December 31, 2023 and 2022 was 4.29% and 4.01%, respectively. The Consolidated Centers' total floating rate debt at December 31, 2023 and 2022 was $0.5 billion and $0.7 billion, respectively. The average interest rate on such floating rate debt at December 31, 2023 and 2022 was 7.43% and 6.53%, respectively.
The Company's pro rata share of the Unconsolidated Joint Venture Centers' fixed rate debt at December 31, 2023 and 2022 was $2.8 billion and $2.7 billion, respectively. The average interest rate on such fixed rate debt at December 31, 2023 and 2022 was 5.06% and 4.46%, respectively. The Company's pro rata share of the Unconsolidated Joint Venture Centers' floating rate debt at December 31, 2023 and 2022 was $45.2 million and $90.7 million, respectively. The average interest rate on such floating rate debt at December 31, 2023 and 2022 was 9.00% and 5.81%, respectively.
The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value. Interest rate cap agreements offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements effectively replace a floating rate on the notional amount with a fixed rate as noted above. As of December 31, 2023, the Company has interest rate cap agreements in place (See Note 4—Investments in Unconsolidated Joint Ventures and Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements). The respective loans each require an interest rate cap agreement to be in place at all times, which limits how high the prevailing floating loan rate index (i.e., SOFR) for the loans can rise. As of the date of this Annual Report on Form 10-K, SOFR for each of these loans exceeded the strike interest rate (the "Strike Rate") within the required interest rate cap agreement. If SOFR does exceed the Strike Rate, each of these loans would then be considered fixed rate debt. If SOFR for these respective loans thereafter no longer exceeds the Strike Rate, then these loans would once again be considered floating rate debt.
In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $5.2 million per year based on $521.0 million of floating rate debt outstanding at December 31, 2023.
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusion Regarding Effectiveness of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation as of December 31, 2023, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). The Company's management concluded that, as of December 31, 2023, its internal control over financial reporting was effective based on this assessment.
KPMG LLP, the independent registered public accounting firm that audited the Company's 2023 consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the Company's internal control over financial reporting which follows below.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
The Macerich Company:

Opinion on Internal Control Over Financial Reporting
We have audited The Macerich Company and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement Schedule III - Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 26, 2024 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Los Angeles, California
February 26, 2024

ITEM 9B.    OTHER INFORMATION
During the three months ended December 31, 2023, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 will be included in the Company’s definitive proxy statement to be filed for its 2024 Annual Meeting of Stockholders and is incorporated by reference herein.
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
During 2023, there were no material changes to the procedures described in the Company's proxy statement relating to the 2024 Annual Meeting of Stockholders by which stockholders may recommend director nominees to the Company.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 will be included in the Company’s definitive proxy statement to be filed for its 2024 Annual Meeting of Stockholders and is incorporated by reference herein.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 will be included in the Company’s definitive proxy statement to be filed for its 2024 Annual Meeting of Stockholders and is incorporated by reference herein.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be included in the Company’s definitive proxy statement to be filed for its 2024 Annual Meeting of Stockholders and is incorporated by reference herein.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 will be included in the Company’s definitive proxy statement to be filed for its 2024 Annual Meeting of Stockholders and is incorporated by reference herein.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

ITEM 16.    FORM 10-K SUMMARY
Not applicable.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
The Macerich Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Macerich Company and subsidiaries (Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement Schedule III - Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of impairment of property, net and investments in unconsolidated joint ventures
As discussed in Notes 2, 4, and 6 to the consolidated financial statements, the Company evaluates its consolidated property and investments in unconsolidated joint ventures (which own and operate properties) for impairment whenever there are indicators that the carrying value of the property may not be recoverable or where there may be an other-than-temporary impairment of investments in unconsolidated joint ventures. The Company considers property operating performance, expected holding periods, capitalization rates, and other market factors in making this evaluation. As of December 31, 2023, property, net was $5,900 million and investments in unconsolidated joint ventures was $853 million. If the carrying value of a property exceeds the estimate of its undiscounted cash flows, an impairment loss is recognized equal to the excess of the carrying value over its fair value. The fair value of property is determined through either a sales approach or a discounted cash flow approach. Impairment of properties held in an unconsolidated joint venture follows a similar method. As discussed in Note 6 to the consolidated financial statements, due to a reduction in the expected holding period of a consolidated property, the Company determined the property's carrying value was impaired and recorded an impairment charge of $144.7 million based on a discounted cash flow approach.

We identified the assessment of impairment of property, net and investments in unconsolidated joint ventures as a critical audit matter. Subjective auditor judgment was required to assess the relevant events or changes in circumstances that Company officials considered when evaluating expected holding periods. A shortening of a property’s expected holding period could indicate a potential impairment. In addition, the evaluation of the fair value as determined through a discounted cash flow approach, in particular the key assumptions over the property’s market rental rates, discount rate, and terminal capitalization rate, required a high degree of auditor judgement. The evaluation of these key assumptions required significant audit effort, including the involvement of valuation professionals with specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s property impairment process, including controls over the Company’s evaluation of the expected holding period and the development of the key assumptions used in the discounted cash flow analysis. We evaluated the relevant events or changes in circumstances that the Company considered when evaluating expected holding periods by:
•reading minutes of the meetings of the Company’s Board of Directors and obtaining written representations regarding potential plans, if any, to dispose of certain real estate properties
•inquiring about the Company’s plans with those in the organization responsible for, and having authority over, potential disposition activities
•reading external communications with investors and analysts
•considering the Company’s plans for properties with mortgages maturing within one year.
With the assistance of our valuation professionals with specialized skills and knowledge, we evaluated the significant assumptions used in the discounted cash flow analysis by comparing the market rental rates, discount rate, and terminal capitalization rate used by the Company to publicly available market data for comparable properties in a similar geographic region.
Evaluation of the fair value of the financing arrangement obligation
As discussed in Notes 2 and 12 to the consolidated financial statements, the Company reports the Chandler Freehold consolidated joint venture as a financing arrangement with the related deferred gain recorded as a liability at fair value. The fair value of the financing arrangement obligation is determined primarily based upon the fair value of the underlying shopping center, Chandler Fashion Center, owned by the Chandler Freehold consolidated joint venture. The fair value of the shopping center is estimated using a discounted cash flow model. Subsequent changes in the fair value of the financing arrangement obligation are recorded as interest expense. The financing arrangement obligation as of December 31, 2023 was $103 million. The adjustment to fair value of the financing arrangement obligation was $35 million for the year ended December 31, 2023.
We identified the evaluation of the fair value of the Chandler Freehold financing arrangement obligation as a critical audit matter. A high degree of auditor judgement was required in evaluating the discounted cash flow model used to fair value the shopping centers. Specifically, the model was sensitive to reasonably possible changes to significant assumptions, which have a significant effect on the determination of fair value of the financing arrangement obligation. The key assumptions include market rental rates, discount rates, and terminal capitalization rates. The evaluation of these key assumptions required significant audit effort, including the involvement of valuation professionals with specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s fair value determination process for the financing arrangement obligation and specifically the development of the key assumptions used in the discounted cash flow analysis.

With the assistance of our valuation professionals with specialized skills and knowledge, we evaluated the significant assumptions used in the discounted cash flow analysis by comparing the market rental rates, discount rate, and terminal capitalization rate used by the Company to publicly available market data for comparable properties in a similar geographic region.

/s/ KPMG LLP
We have served as the Company’s auditor since 2010
Los Angeles, California
February 26, 2024

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)

	December 31,
	2023	2022
ASSETS:
Property, net	$5,900,489	$6,127,790
Cash and cash equivalents	94,936	100,320
Restricted cash	95,358	80,819
Tenant and other receivables, net	183,478	183,593
Right-of-use assets, net	118,664	126,606
Deferred charges and other assets, net	263,068	247,424
Due from affiliates	4,755	3,299
Investments in unconsolidated joint ventures	852,764	1,224,288
Total assets	$7,513,512	$8,094,139
LIABILITIES AND EQUITY:
Mortgage notes payable	$4,136,136	$4,240,596
Bank and other notes payable	89,548	163,117
Accounts payable and accrued expenses	64,194	63,107
Lease liabilities	83,989	94,911
Other accrued liabilities	334,742	318,745
Distributions in excess of investments in unconsolidated joint ventures	174,786	121,093
Financing arrangement obligation	102,516	143,221
Total liabilities	4,985,911	5,144,790
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized at December 31, 2023 and 2022, 215,976,614 and 215,241,129 shares issued and outstanding at December 31, 2023 and 2022, respectively	2,158	2,151
Additional paid-in capital	5,509,603	5,506,084
Accumulated deficit	(3,063,789)	(2,643,094)
Accumulated other comprehensive (loss) income	(952)	632
Total stockholders' equity	2,447,020	2,865,773
Noncontrolling interests	80,581	83,576
Total equity	2,527,601	2,949,349
Total liabilities and equity	$7,513,512	$8,094,139

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	For The Years Ended December 31,
	2023	2022	2021
Revenues:
Leasing revenue	$809,023	$800,548	$787,547
Other	44,860	30,104	33,867
Management Companies	30,185	28,512	26,023
Total revenues	884,068	859,164	847,437
Expenses:
Shopping center and operating expenses	288,407	289,884	295,016
Leasing expense	36,423	32,670	24,838
Management Companies' operating expenses	70,060	67,799	61,030
REIT general and administrative expenses	29,238	27,164	30,056
Depreciation and amortization	282,361	291,612	311,129
	706,489	709,129	722,069
Interest (income) expense:
Related parties	(24,206)	34,735	(3,718)
Other	197,126	182,116	196,397
	172,920	216,851	192,679
(Gain) loss on extinguishment of debt	(8,208)	—	1,007
Total expenses	871,201	925,980	915,755
Equity in (loss) income of unconsolidated joint ventures	(156,937)	(5,256)	15,689
Income tax benefit (expense)	494	(705)	(6,948)
(Loss) gain on sale or write down of assets, net	(134,523)	7,698	75,740
Net (loss) income	(278,099)	(65,079)	16,163
Less net (loss) income attributable to noncontrolling interests	(4,034)	989	1,900
Net (loss) income attributable to the Company	$(274,065)	$(66,068)	$14,263
Earnings per common share attributable to common stockholders:
Basic	$(1.28)	$(0.31)	$0.07
Diluted	$(1.28)	$(0.31)	$0.07
Weighted average number of common shares outstanding:
Basic	215,548,000	215,031,000	198,070,000
Diluted	215,548,000	215,031,000	198,070,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands)

	For The Years Ended December 31,
	2023	2022	2021
Net (loss) income	$(278,099)	$(65,079)	$16,163
Other comprehensive (loss) income:
Interest rate cap/swap agreements	(1,584)	656	8,184
Comprehensive (loss) income	(279,683)	(64,423)	24,347
Less net (loss) income attributable to noncontrolling interests	(4,034)	989	1,900
Comprehensive (loss) income attributable to the Company	$(275,649)	$(65,412)	$22,447
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

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Dollars in thousands, except per share data)

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at December 31, 2021	214,797,057	$2,147	$5,488,440	$(2,443,696)	$(24)	$3,046,867	$129,282	$3,176,149
Net (loss) income	—	—	—	(66,068)	—	(66,068)	989	(65,079)
Interest rate cap/swap agreements	—	—	—	—	656	656	—	656
Amortization of share and unit-based plans	218,771	2	22,117	—	—	22,119	—	22,119
Employee stock purchases	179,723	2	1,739	—	—	1,741	—	1,741
Stock offerings, net	—	—	(183)	—	—	(183)	—	(183)
Distributions declared ($0.62) per share	—	—	—	(133,330)	—	(133,330)	—	(133,330)
Distributions to noncontrolling interests	—	—	—	—	—	—	(52,998)	(52,998)
Contributions from noncontrolling interests	—	—	—	—	—	—	602	602
Conversion of noncontrolling interests to common shares	45,578	—	2,700	—	—	2,700	(2,700)	—
Redemption of noncontrolling interests	—	—	177	—	—	177	(505)	(328)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(8,906)	—	—	(8,906)	8,906	—
Balance at December 31, 2022	215,241,129	$2,151	$5,506,084	$(2,643,094)	$632	$2,865,773	$83,576	$2,949,349

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Dollars in thousands, except per share data)

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at December 31, 2022	215,241,129	$2,151	$5,506,084	$(2,643,094)	$632	$2,865,773	$83,576	$2,949,349
Net loss	—	—	—	(274,065)	—	(274,065)	(4,034)	(278,099)
Interest rate cap agreements	—	—	—	—	(1,584)	(1,584)	—	(1,584)
Amortization of share and unit-based plans	325,229	3	16,062	—	—	16,065	—	16,065
Employee stock purchases	226,766	2	1,796	—	—	1,798	—	1,798
Stock offerings, net	—	—	(583)	—		(583)	—	(583)
Distributions declared ($0.68) per share	—	—	—	(146,630)	—	(146,630)	—	(146,630)
Distributions to noncontrolling interests	—	—	—	—	—	—	(12,660)	(12,660)
Conversion of noncontrolling interests to common shares	183,490	2	5,427	—	—	5,429	(5,429)	—
Redemption of noncontrolling interests	—	—	39	—	—	39	(94)	(55)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(19,222)	—	—	(19,222)	19,222	—
Balance at December 31, 2023	215,976,614	$2,158	$5,509,603	$(3,063,789)	$(952)	$2,447,020	$80,581	$2,527,601

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net (loss) income	$(278,099)	$(65,079)	$16,163
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Gain) loss on extinguishment of debt	(8,208)	—	1,007
Loss (gain) on sale or write down of assets, net	134,523	(7,698)	(75,740)
Depreciation and amortization	296,394	302,480	324,403
Amortization of share and unit-based plans	13,166	17,638	14,273
Straight-line rent and amortization of above and below market leases, net	522	(1,271)	(7,691)
Recovery of doubtful accounts	(2,699)	(656)	(6,390)
Income tax (benefit) expense	(494)	705	6,948
Equity in loss (income) of unconsolidated joint ventures	156,937	5,256	(15,689)
Change in fair value of financing arrangement obligation	(35,118)	24,233	(15,390)
Distributions of income from unconsolidated joint ventures	280	1,532	48
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables	354	6,610	62,421
Other assets	6,100	(13,246)	14,876
Due (from) to affiliates	(1,456)	(3,626)	1,939
Accounts payable and accrued expenses	1,870	(382)	(6,746)
Other accrued liabilities	11,430	71,014	(28,064)
Net cash provided by operating activities	295,502	337,510	286,368
Cash flows from investing activities:
Acquisition of property	(46,687)	(24,544)	—
Development, redevelopment, expansion and renovation of properties	(77,941)	(42,153)	(77,686)
Property improvements	(74,562)	(52,640)	(30,521)
Proceeds from collection of notes receivable	3,500	—	1,300
Deferred leasing costs	(7,000)	(3,111)	(2,720)
Distributions from unconsolidated joint ventures	300,861	131,306	93,927
Contributions to unconsolidated joint ventures	(81,158)	(81,718)	(86,846)
Proceeds from collection of receivable in connection with sale of joint venture property	—	21,000	—
Proceeds from sale of assets	35,528	50,458	337,514
Net cash provided by (used in) investing activities	52,541	(1,402)	234,968

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	719,000	277,000	520,000
Payments on mortgages, bank and other notes payable	(863,258)	(406,075)	(2,020,395)
Deferred financing costs	(28,913)	(6,446)	(22,872)
Payment on finance arrangement obligation	(5,587)	—	—
Payments on finance leases	(2,000)	(1,923)	(1,849)
Proceeds from share and unit-based plans	1,798	1,741	1,348
(Costs) proceeds from stock offerings, net	(583)	(183)	830,241
Redemption of noncontrolling interests	(55)	(328)	(178)
Contributions from noncontrolling interests	—	602	128
Dividends and distributions	(159,290)	(186,328)	(143,447)
Net cash used in financing activities	(338,888)	(321,940)	(837,024)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,155	14,168	(315,688)
Cash and cash equivalents and restricted cash at beginning of year	181,139	166,971	482,659
Cash and cash equivalents and restricted cash at end of year	$190,294	$181,139	$166,971
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$191,500	$180,321	$204,221
Non-cash investing and financing activities:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$48,191	$35,334	$18,279
Conversion of Operating Partnership Units to common stock	$5,429	$2,700	$48,807
Receivable in connection with sale of joint venture property	$—	$—	$21,000
Assets acquired from unconsolidated joint venture	$46,713	$23,554	$—

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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of December 31, 2023, the Company was the sole general partner of and held a 96% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
The Company's sole significant asset is its investment in the Operating Partnership and as a result, substantially all of the Company's assets and liabilities represent the assets and liabilities of the Operating Partnership. In addition, the Operating Partnership has investments in a number of VIEs, including SanTan Village Regional Center.
The Operating Partnership's VIEs included the following assets and liabilities:

	December 31,
	2023(1)	2022
Assets:
Property, net	$128,673	$452,559
Other assets	22,277	93,102
Total assets	$150,950	$545,661
Liabilities:
Mortgage notes payable	$219,506	$323,841
Other liabilities	78,794	135,340
Total liabilities	$298,300	$459,181

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
2. Summary of Significant Accounting Policies: (Continued)
Basis of Presentation: (Continued)
(1)On December 9, 2023, the Company acquired its joint venture partner's 50.0% interest in Fashion District Philadelphia for no consideration, and the Company now owns 100% of this property. As a result, Fashion District Philadelphia is not included at December 31, 2023 (See Note 15–Acquisitions).
All intercompany accounts and transactions have been eliminated in the consolidated financial statements.
The following table presents a reconciliation of the beginning of period and end of period cash and cash equivalents and restricted cash reported on the Company's consolidated balance sheets to the totals shown on its consolidated statements of cash flows:

	2023	2022	2021
Beginning of period
Cash and cash equivalents	$100,320	$112,454	$465,297
Restricted cash	80,819	54,517	17,362
Cash and cash equivalents and restricted cash	$181,139	$166,971	$482,659
End of period
Cash and cash equivalents	$94,936	$100,320	$112,454
Restricted cash	95,358	80,819	54,517
Cash and cash equivalents and restricted cash	$190,294	$181,139	$166,971

Cash and Cash Equivalents and Restricted Cash:
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents, for which cost approximates fair value. Restricted cash includes impounds of property taxes and other capital reserves required under loan and other agreements.
Revenues:
Leasing revenue includes minimum rents, percentage rents, tenant recoveries and other leasing income. Minimum rental revenues are recognized on a straight-line basis over the terms of the related leases. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight-line rent adjustment." Minimum rents were (decreased) increased by $(4,624), $(777) and $5,873 due to the straight-line rent adjustment during the years ended December 31, 2023, 2022 and 2021, respectively. Percentage rents are recognized and accrued when tenants' specified sales targets have been met. Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred. Other tenants pay a fixed rate and these tenant recoveries are recognized as revenues on a straight-line basis over the term of the related leases.
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
Equity method investments are initially recorded on the balance sheet at cost and are subsequently adjusted to reflect the Company’s proportionate share of net earnings and losses, distributions received, additional contributions and certain other adjustments, as appropriate. The Company ceases recognizing its proportionate share of net losses when such losses reduce the investment to zero and the Company has no obligation to guarantee the joint venture’s obligations and is not otherwise committed to provide further financial support to the joint venture. The Company separately reports investments in joint ventures when accumulated distributions have exceeded the Company’s investment, as distributions in excess of investments in unconsolidated joint ventures. The net investment of certain joint ventures is less than zero because of financing or operating distributions that are usually greater than net income, as net income includes charges for depreciation and amortization.
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
Accounting for Impairment:
The Company assesses whether an indicator of impairment in the value of its properties exists by considering expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include projected rental revenue, operating costs and capital expenditures as well as capitalization rates and estimated holding periods. The Company generally holds and operates its properties long-term, which decreases the likelihood of their carrying values not being recoverable. Changes in events or changes in circumstances may alter the expected hold period of an asset or asset group, which may result in an impairment loss and such loss could be material to the Company's financial condition or operating performance. If the carrying value of the property exceeds the estimated undiscounted cash flows, an impairment loss is recognized equal to the excess of carrying value over its estimated fair value. Properties classified as held for sale are measured at the lower of the carrying amount or fair value less cost to sell.
The estimated fair value of a property is typically determined through a discounted cash flow analysis or based upon a contracted sales price. The discounted cash flow method includes significant unobservable inputs including the discount rate, terminal capitalization rate and market rents. Cash flow projections and rates are subject to management’s judgment and changes in those assumptions could impact the estimation of fair value.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
2. Summary of Significant Accounting Policies: (Continued)
The Company’s investments in unconsolidated joint ventures apply the same accounting model for property level impairment as described above. Further, the Company reviews its investments in unconsolidated joint ventures for a series of operating losses and other factors that may indicate that a decrease in the value of its investments has occurred which is other-than-temporary. The investment in each unconsolidated joint venture is evaluated periodically, and as deemed necessary, for recoverability and valuation declines that are other-than-temporary. The Company records any such impairment up to the extent of its investment.
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
No Center or tenant generated more than 10% of total revenues during the years ended December 31, 2023, 2022 or 2021, with the exception of one Center in New York which represents approximately 11% and 12% of the Company's consolidated revenues for the years ended December 31, 2023 and 2022, respectively.
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
Recent Accounting Pronouncements:
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.
3. Earnings Per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of earnings per share for the years ended December 31 (shares in thousands):

	2023	2022	2021
Numerator
Net (loss) income	$(278,099)	$(65,079)	$16,163
Less: net (loss) income attributable to noncontrolling interests	(4,034)	989	1,900
Net (loss) income attributable to the Company	(274,065)	(66,068)	14,263
Allocation of earnings to participating securities	(870)	(856)	(853)
Numerator for basic and diluted EPS—net (loss) income attributable to common stockholders	$(274,935)	$(66,924)	$13,410
Denominator
Denominator for basic and diluted EPS—weighted average number of common shares outstanding(1)	215,548	215,031	198,070
EPS—net (loss) income attributable to common stockholders:
Basic and diluted	$(1.28)	$(0.31)	$0.07

____________________________________
(1)Diluted EPS excludes 99,565, 99,565 and 101,948 convertible preferred units for the years ended December 31, 2023, 2022 and 2021, respectively, as their impact was antidilutive.
Diluted EPS excludes 8,952,452, 8,646,182 and 9,920,654 Operating Partnership units ("OP Units") for the years ended December 31, 2023, 2022 and 2021, respectively, as their effect was antidilutive.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures:
The Company owns operating properties through various unconsolidated joint ventures with third parties. The Company's direct or indirect ownership interest in each joint venture as of December 31, 2023 was as follows:

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

The Company has made the following investments, dispositions and financings in unconsolidated joint ventures during the years ended December 31, 2023, 2022 and 2021 and events subsequent to December 31, 2023:
On March 29, 2021, concurrent with the sale of Paradise Valley Mall (see Note 16 – Dispositions), the Company elected to reinvest into the newly formed joint venture at a 5% ownership interest for $3,819 in cash that is accounted for under the equity method of accounting.
On October 26, 2021, the Company's joint venture in The Shops at Atlas Park replaced the existing loan on the property with a new $65,000 loan that bears interest at a floating rate of LIBOR plus 4.15% (converted to SOFR plus 4.26% on April 7, 2023) and matures on November 9, 2026, including extension options. The loan is covered by an interest rate cap agreement that effectively prevents LIBOR/SOFR from exceeding 3.0% through November 7, 2023. The interest rate cap has since been extended and effectively prevents SOFR from exceeding 5.76% through November 7, 2024.
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
On February 2, 2022, the Company’s joint venture in FlatIron Crossing replaced the existing $197,011 loan on the property with a new $175,000 loan that bears interest at SOFR plus 3.70% and matures on February 9, 2025. The loan is covered by an interest rate cap agreement that effectively prevents SOFR from exceeding 4.0% through February 15, 2024 and 5.0% through February 9, 2025.
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
On November 14, 2022, the Company's joint venture in Washington Square closed on a four-year maturity date extension for the existing loan to November 1, 2026, including extension options. The Company's joint venture repaid $15,000 ($9,000 at the Company's pro rata share) of the outstanding loan balance at closing. The loan bears interest at SOFR plus 4.0% and is covered by an interest rate cap agreement that effectively prevents SOFR from exceeding 4.0% through November 1, 2024. On November 1, 2023, the Company's joint venture repaid an additional $15,000 ($9,000 at the Company's pro rata share) of the outstanding loan balance.
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
Effective May 9, 2023, the Company’s joint venture in Country Club Plaza defaulted on the $295,210 ($147,605 at the Company’s pro rata share) non-recourse loan on the property. The Company’s joint venture is in negotiations with the lender on the terms of this non-recourse loan. Accordingly, the joint venture shortened the holding period of the property due to the uncertainty as to the outcome of these discussions. As a result of shortening the holding period, the joint venture determined the fair value of the property was less than the carrying value and recorded an impairment loss during 2023. The Company recognized $100,997 as its share of the impairment which was limited to the extent of its investment which has been reduced to zero.
On May 18, 2023, the Company acquired Seritage’s remaining 50% ownership interest in the MS Portfolio LLC joint venture that owns five former Sears parcels, for a total purchase price of $46,687. These parcels are located at Chandler Fashion Center, Danbury Fair Mall, Freehold Raceway Mall, Los Cerritos Center and Washington Square. As a result of this transaction and the shortening of holding periods, an impairment loss was recorded by the joint venture. The Company’s share of the impairment loss was $51,363. Effective as of May 18, 2023, the Company now owns and has consolidated its 100% interest in these five former Sears parcels in its consolidated financial statements (See Note 15—Acquisitions).
On December 4, 2023, the Company's joint venture in Tysons Corner Center replaced the existing $666,465 mortgage loan on the property with a new $710,000 loan that bears interest at a fixed rate of 6.60%, is interest only during the entire loan term and matures on December 6, 2028.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)
On December 27, 2023, the Company’s joint venture in One Westside sold the property, a 680,000 square foot office property in Los Angeles, California for $700,000. The existing $324,632 loan on the property was repaid, and $77,643 of net proceeds were generated at the Company’s 25% ownership share, which were used to reduce the Company’s revolving loan facility. As a result of this transaction, the Company recognized its share of gain on sale of assets of $8,118.
On January 10, 2024, the Company's joint venture in Boulevard Shops replaced the existing $23,000 mortgage loan on the property with a new $24,000 loan that bears interest at a variable rate of SOFR plus 2.50%, is interest only during the entire loan term and matures on December 5, 2028. The new loan has a required interest rate cap throughout the term of the loan at a strike rate of 7.5%.
Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.

Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures as of December 31:

	2023	2022
Assets(1):
Property, net	$7,201,941	$8,156,632
Other assets	607,864	664,036
Total assets	$7,809,805	$8,820,668
Liabilities and partners' capital(1):
Mortgage and other notes payable	$5,445,411	$5,491,250
Other liabilities	436,179	451,511
Company's capital	1,090,403	1,528,348
Outside partners' capital	837,812	1,349,559
Total liabilities and partners' capital	$7,809,805	$8,820,668
Investment in unconsolidated joint ventures:
Company's capital	$1,090,403	$1,528,348
Basis adjustment(2)	(412,425)	(425,153)
	$677,978	$1,103,195

Assets—Investments in unconsolidated joint ventures	852,764	$1,224,288
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(174,786)	(121,093)
	$677,978	$1,103,195

_______________________________________________________________________________

(1)These amounts include the assets of $2,613,690 and $2,690,651 of Pacific Premier Retail LLC (the "PPR Portfolio") as of December 31, 2023 and 2022, respectively, and liabilities of $1,578,328 and $1,611,661 of the PPR Portfolio as of December 31, 2023 and 2022, respectively.

(2)The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into (loss) income on a straight-line basis consistent with the lives of the underlying assets. The amortization of this difference was $(14,316), $9,371 and $10,276 for the years ended December 31, 2023, 2022 and 2021, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)
Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	PPR Portfolio	Other Joint Ventures	Total
Year Ended December 31, 2023
Revenues:
Leasing revenue	$178,790	$690,013	$868,803
Other	2,295	21,628	23,923
Total revenues	181,085	711,641	892,726
Expenses:
Shopping center and operating expenses	44,096	247,843	291,939
Leasing expense	1,709	4,960	6,669
Interest expense	87,586	197,840	285,426
Depreciation and amortization	89,629	250,005	339,634
Total operating expenses	223,020	700,648	923,668
Loss on sale or write down of assets, net	—	(192,336)	(192,336)
Net loss	$(41,935)	$(181,343)	$(223,278)
Company's equity in net loss	$(16,517)	$(140,420)	$(156,937)

Year Ended December 31, 2022
Revenues:
Leasing revenue	183,620	668,523	852,143
Other	739	19,967	20,706
Total revenues	184,359	688,490	872,849
Expenses:
Shopping center and operating expenses	41,904	232,213	274,117
Leasing expense	1,684	4,880	6,564
Interest expense	65,957	148,443	214,400
Depreciation and amortization	95,990	258,008	353,998
Total operating expenses	205,535	643,544	849,079
Loss on sale or write down of assets, net	—	(28,968)	(28,968)
Net (loss) income	$(21,176)	$15,978	$(5,198)
Company's equity in net loss	$(3,501)	$(1,755)	$(5,256)

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)

	PPR Portfolio	Other Joint Ventures	Total
Year Ended December 31, 2021
Revenues:
Leasing revenue	$168,842	$631,139	$799,981
Other	62	57,083	57,145
Total revenues	168,904	688,222	857,126
Expenses:
Shopping center and operating expenses	40,298	246,692	286,990
Leasing expense	1,286	4,392	5,678
Interest expense	63,072	147,545	210,617
Depreciation and amortization	97,494	253,561	351,055
Total operating expenses	202,150	652,190	854,340
Loss on sale or write down of assets, net	—	(9,178)	(9,178)
Net (loss) income	$(33,246)	$26,854	$(6,392)
Company's equity in net (loss) income	$(10,866)	$26,555	$15,689

Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.
5. Derivative Instruments and Hedging Activities:
The Company uses interest rate cap agreements to manage the interest rate risk on certain floating rate debt. The Company recorded other comprehensive (loss) income related to the marking-to-market of derivative instruments of $(1,584), $656 and $8,184 during the years ended December 31, 2023, 2022 and 2021, respectively. The $1,584 in other comprehensive loss at December 31, 2023 and $632 of the $656 in other comprehensive income at December 31, 2022 is the Company's pro rata share of hedged derivative instruments from certain unconsolidated joint ventures.
The following derivatives were outstanding at December 31, 2023 and December 31, 2022:

						Fair Value
Property	Designation	Notional Amount	Product	SOFR/LIBOR Rate	Maturity	December 31, 2023	December 31, 2022
Santa Monica Place	Non-Hedged	$300,000	Cap	4.00%	12/9/2024	$2,665	$2,576
The Macerich Partnership, L.P.	Non-Hedged	$(300,000)	Sold Cap	4.00%	12/9/2024	$(2,658)	$(2,567)

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
6. Property, net:
Property, net at December 31, 2023 and 2022 consists of the following:

	2023	2022
Land	$1,388,345	$1,425,211
Buildings and improvements	6,171,027	6,378,736
Tenant improvements	747,246	711,007
Equipment and furnishings(1)	188,493	186,767
Construction in progress	340,496	218,859
	8,835,607	8,920,580
Less accumulated depreciation(1)	(2,935,118)	(2,792,790)
	$5,900,489	$6,127,790

(1)Equipment and furnishings and accumulated depreciation include the cost and accumulated amortization of ROU assets in connection with finance leases at December 31, 2023 and 2022 (See Note 8—Leases).
Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $265,140, $271,494 and $282,158, respectively.
The (loss) gain on sale or write down of assets, net for the years ended December 31, 2023, 2022 and 2021 consist of the following:

	2023	2022	2021
Property sales(1)	$13,380	$386	$113,657
Write-down of assets(2)	(153,495)	(15,045)	(67,344)
Land sales	5,592	22,357	29,427
	$(134,523)	$7,698	$75,740
_______________________________________________________________________________

(1)For the year ended December 31, 2023, includes gains related to the sale of The Marketplace at Flagstaff and Superstition Springs Power Center and includes gains related to the sale of La Encantada and Paradise Valley Mall during the year ended December 31, 2021 (See Note 16-Dispositions).

(2)Includes impairment losses of $144,656 on Fashion Outlets of Niagara Falls and $7,880 on Towne Mall during the year ended December 31, 2023. Includes impairment loss of $5,471 relating to the Company's investment in MS Portfolio LLC (See Note 4—Investments in Unconsolidated Joint Ventures) and impairment loss of $5,140 on Towne Mall during the year ended December 31, 2022. Includes a loss of $28,276 in 2021 in connection with the assignment of the Company's partnership interest in The Shops at North Bridge (See Note 4—Investments in Unconsolidated Joint Ventures) and impairment loss of $27,281 on Estrella Falls during the year ended December 31, 2021. The impairment losses were due to the reduction of the estimated holding periods of the properties. The remaining amounts for the years ended December 31, 2023, 2022 and 2021 mainly pertain to the write off of development costs.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
6. Property, net: (Continued)
The following table summarizes certain of the Company's assets that were measured on a nonrecurring basis as a result of impairment charges recorded for the years ended December 31, 2023, 2022 and 2021 as described above:

Years ended December 31,	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
2023	$63,200	$—	$—	$63,200
2022	$18,250	$—	$—	$18,250
2021	$4,720	$—	$4,720	$—
The fair value relating to the 2021 impairments were based on sales contracts and are classified within Level 2 of the fair value hierarchy. The fair value (Level 3 measurement) related to the 2022 and 2023 impairments were based upon an income approach, using an estimated terminal capitalization rate of 9.5% and 13%, respectively, a discount rate of 10.5% and 14.5%, respectively, and market rents per square foot of $12 to $250. The fair value is sensitive to these significant unobservable inputs.
7. Tenant and Other Receivables, net:
Included in tenant and other receivables, net is an allowance for doubtful accounts of $4,824 and $10,741 at December 31, 2023 and 2022, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $15,076 and $18,010 at December 31, 2023 and 2022, respectively, and a deferred rent receivable due to straight-line rent adjustments of $105,260 and $110,155 at December 31, 2023 and 2022, respectively.
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
The following table summarizes the components of leasing revenue for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Leasing revenue - fixed payments	$570,869	$551,459	$529,227
Leasing revenue - variable payments	235,455	248,433	251,930
Recovery of doubtful accounts	2,699	656	6,390
	$809,023	$800,548	$787,547

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
8. Leases: (Continued)
The following table summarizes the future rental payments to the Company:

2024	$483,136
2025	406,056
2026	332,250
2027	254,321
2028	197,629
Thereafter	685,240
$2,358,632

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
The following table summarizes the lease costs for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Operating lease costs	$13,608	$15,133	$14,611
Finance lease costs:
Amortization of ROU assets	1,366	1,930	1,917
Interest on lease liabilities	420	499	574
	$15,394	$17,562	$17,102

The following table summarizes the future rental payments required under the leases as of December 31, 2023:

Year ending	Operating Leases	Finance Leases
2024	$11,442	$9,478
2025	11,626	1,400
2026	11,743	—
2027	11,914	—
2028	8,303	—
Thereafter	74,831	—
Total undiscounted rental payments	129,859	10,878
Less imputed interest	(56,475)	(273)
Total lease liabilities	$73,384	$10,605

The Company's weighted average remaining lease term of its operating and finance leases at December 31, 2023 was 24.1 years and 0.7 years, respectively. The Company's weighted average incremental borrowing rate of its operating and finance leases at December 31, 2023 was 7.1% and 3.6%, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
9. Deferred Charges and Other Assets, net:
Deferred charges and other assets, net at December 31, 2023 and 2022 consist of the following:

	2023	2022
Leasing	$89,175	$113,400
Intangible assets:
In-place lease values(1)	59,478	63,961
Leasing commissions and legal costs(1)	16,364	17,299
Above-market leases	66,002	71,304
Deferred tax assets	24,024	23,114
Deferred compensation plan assets	62,755	54,353
Other assets	73,576	66,188
	391,374	409,619
Less accumulated amortization(2)	(128,306)	(162,195)
	$263,068	$247,424
_______________________________

(1)The amortization of these intangible assets for the next five years and thereafter is as follows:

Year Ending December 31,
2024	$6,817
2025	5,619
2026	4,935
2027	3,958
2028	3,297
Thereafter	11,676
$36,302

(2)Accumulated amortization includes $39,540 and $44,362 relating to in-place lease values, leasing commissions and legal costs at December 31, 2023 and 2022, respectively. Amortization expense for in-place lease values, leasing commissions and legal costs was $7,417, $6,734 and $11,233 for the years ended December 31, 2023, 2022 and 2021, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
9. Deferred Charges and Other Assets, net: (Continued)
The allocated values of above-market leases and below-market leases consist of the following:

	2023	2022
Above-Market Leases
Original allocated value	$66,002	$71,304
Less accumulated amortization	(36,926)	(35,156)
	$29,076	$36,148
Below-Market Leases(1)
Original allocated value	$85,174	$97,026
Less accumulated amortization	(37,490)	(40,797)
	$47,684	$56,229
_______________________________

(1)Below-market leases are included in other accrued liabilities.

The allocated values of above and below-market leases will be amortized into minimum rents on a straight-line basis over the individual remaining lease terms. The amortization of these values for the next five years and thereafter is as follows:

Year Ending December 31,	Above Market	Below Market
2024	$5,308	$7,564
2025	3,911	6,055
2026	3,850	4,730
2027	3,141	4,420
2028	2,955	4,153
Thereafter	9,911	20,762
	$29,076	$47,684

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
10. Mortgage Notes Payable:
Mortgage notes payable at December 31, 2023 and 2022 consist of the following:

	Carrying Amounts of Mortgage Notes(1)		Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Property Pledged as Collateral	2023	2022
Chandler Fashion Center(5)	$255,924	$255,736	4.18%	$875	2024
Danbury Fair Mall(6)	122,502	148,207	8.51%	1,773	2024
Fashion District Philadelphia(7)	70,820	104,427	9.50%	528	2024
Fashion Outlets of Chicago	299,375	299,354	4.61%	1,145	2031
Fashion Outlets of Niagara Falls USA(8)	86,470	90,514	6.45%	727	2023
Freehold Raceway Mall(5)	399,044	398,878	3.94%	1,300	2029
Fresno Fashion Fair	324,453	324,255	3.67%	971	2026
Green Acres Commons(9)	—	125,256	7.14%	—	—
Green Acres Mall(10)	359,264	237,372	6.62%	1,819	2028
Kings Plaza Shopping Center	536,956	536,442	3.71%	1,629	2030
Oaks, The(11)	151,496	165,934	5.74%	1,038	2024
Pacific View	70,976	70,855	5.45%	328	2032
Queens Center	600,000	600,000	3.49%	1,744	2025
Santa Monica Place(12)	297,474	296,521	7.32%	1,721	2025
SanTan Village Regional Center	219,506	219,414	4.34%	788	2029
Towne Mall(13)	—	18,886	4.48%	—	—
Victor Valley, Mall of	114,966	114,908	4.00%	380	2024
Vintage Faire Mall	226,910	233,637	3.55%	1,256	2026
	$4,136,136	$4,240,596

(1)The mortgage notes payable balances also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs were $21,148 and $13,830 at December 31, 2023 and 2022, respectively.
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
(5)A 49.9% interest in the loan has been assumed by a third party in connection with the Company's joint venture in Chandler Freehold (See Note 12—Financing Arrangement). On November 16, 2023, the Company acquired the partner's 49.9% interest in Freehold Raceway Mall for $5.6 million and the assumption of the partner's share of debt. The Company now owns 100% of Freehold Raceway Mall (See Note 15—Acquisitions).
(6)On July 1, 2022, the Company extended the loan maturity to July 1, 2023. The interest rate remained unchanged at 5.5%, and the Company repaid $10,000 of the outstanding loan balance at closing. On June 27, 2023, the Company further extended the loan maturity to July 1, 2024. The Company repaid $10,000 of the outstanding loan balance at closing and the amended interest rate was 7.5% as of July 1, 2023 and incrementally increased to 8.0% as of October 1, 2023, 8.5% as of January 1, 2024 and 9.0% as of April 1, 2024. On January 25, 2024, the Company replaced the existing loan with a $155,000 loan that bears interest at a fixed rate of 6.39%, is interest only during the majority of the loan term and matures on February 6, 2034.
(7)On August 26, 2022 and November 28, 2022, the Company repaid $83,058 and $7,117, respectively, of the outstanding loan balance to satisfy certain loan conditions. On January 20, 2023, the Company repaid $26,107 of the outstanding loan balance and exercised its one-year extension option of the loan to January 22, 2024. The interest rate was SOFR plus 3.60%. On January 22, 2024, the Company repaid the majority of the loan balance. The remaining $8,171 matures on April 21, 2024.
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
(12)On December 9, 2022, the Company closed on a three-year extension of the loan to December 9, 2025, including extension options. The interest rate remained unchanged at LIBOR plus 1.48%, and has converted to 1-month Term SOFR plus 1.52% effective July 9, 2023. The loan is covered by an interest rate cap agreement that effectively prevented LIBOR from exceeding 4.0% during the period ending December 9, 2023. The interest rate cap agreement was converted to 1-month Term SOFR effective July 9, 2023. The interest rate cap agreement has since been extended with a 4% strike rate to December 9, 2024.
(13)The Company did not repay the loan on its maturity date and completed transition of the property to a receiver. The property was sold by the receiver on December 4, 2023 (See Note 16—Dispositions).
Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.
As of December 31, 2023, all of the Company's mortgage notes payable are secured by the properties on which they are placed and are non-recourse to the Company.
The Company expects all loan maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or with cash on hand.
Total interest expense capitalized during the years ended December 31, 2023, 2022 and 2021 was $20,531, $10,471 and $9,504, respectively.
The estimated fair value (Level 2 measurement) of mortgage notes payable at December 31, 2023 and 2022 was $3,863,997 and $3,894,588, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.
The future maturities of mortgage notes payable are as follows:

Year Ending December 31,
2024	$810,679
2025	908,383
2026	538,780
2027	1,682
2028	378,336
Thereafter	1,519,424
4,157,284
Deferred finance cost, net	(21,148)
$4,136,136
The future maturities reflected above reflect the extension options that the Company believes will be exercised.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
11. Bank and Other Notes Payable:
Bank and other notes payable at December 31, 2023 and 2022 consist of the following:
Credit Facility:
Previously, the Company had a $525,000 revolving loan facility, which was scheduled to mature on April 14, 2024. On September 11, 2023, the Company and the Operating Partnership entered into an amended and restated credit agreement, which amends and restates their prior credit agreement, and provides for an aggregate $650,000 revolving loan facility that matures on February 1, 2027, with a one-year extension option. The revolving loan facility can be expanded up to $950,000, subject to receipt of lender commitments and other conditions. Concurrently with the entry into the amended and restated credit agreement, the Company drew $152,000 of the amount available under the revolving loan facility and used the proceeds to repay in full amounts outstanding under its prior credit facility. All obligations under the credit facility are guaranteed unconditionally by the Company and are secured in the form of mortgages on certain wholly-owned assets and pledges of equity interests held by certain of the Company’s subsidiaries. The new credit facility bears interest, at the Operating Partnership’s option, at either the base rate (as defined in the credit agreement) or adjusted term SOFR (as defined in the credit agreement) plus, in both cases, an applicable margin. The applicable margin depends on the Company’s overall leverage ratio and ranges from 1.00% to 2.50% over the selected index rate. Adjusted term SOFR is Term SOFR (as defined in the credit agreement) plus 0.10% per annum. As of December 31, 2023 and 2022, the borrowing rate was SOFR plus a spread of 2.35% and LIBOR plus a spread of 2.25%, respectively. As of December 31, 2023 and 2022, borrowings under the revolving loan facility were $105,000 and $171,000, respectively, less unamortized deferred finance costs of $15,452 and $7,883, respectively, at a total interest rate of 8.57% and 8.08%, respectively. As of December 31, 2023, the Company's availability under the revolving loan facility for additional borrowings was $544,787. The estimated fair value (Level 2 measurement) of borrowings under the credit facility at December 31, 2023 was $110,985 for the revolving loan facility based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
As of December 31, 2023 and 2022, the Company was in compliance with all applicable financial loan covenants.
12. Financing Arrangement:
On September 30, 2009, the Company formed a joint venture, whereby a third party acquired a 49.9% interest in Chandler Fashion Center, a 1,402,000 square foot regional town center in Chandler, Arizona, and Freehold Raceway Mall, a 1,546,000 square foot regional town center in Freehold, New Jersey, referred to herein as Chandler Freehold. As a result of the Company having certain rights under the agreement to repurchase the assets of Chandler Freehold, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The Company accounts for its investment in Chandler Freehold as a financing arrangement.
On November 16, 2023, the Company acquired the 49.9% ownership interest in Freehold Raceway Mall (See Note 15—Acquisitions). As a result, Freehold Raceway Mall is no longer part of the financing arrangement and is 100% owned by the Company. References to Chandler Freehold after November 16, 2023 shall be deemed to only refer to Chandler Fashion Center. In connection with the acquisition of the 49.9% ownership interest, the Company recorded the $5,587 purchase amount as a reduction to the financing arrangement obligation.
The Company recognizes interest expense on (i) the changes in fair value of the financing arrangement obligation, (ii) any payments to the joint venture partner equal to their pro rata share of net income (loss) and (iii) any payments to the joint venture partner less than or in excess of their pro rata share of net income.
During the years ended December 31, 2023, 2022 and 2021 the Company recognized related party interest (income) expense in connection with the financing arrangement as follows:

	2023	2022	2021
Distributions of the partner's share of net income (loss)	$2,105	$1,833	$(2,763)
Distributions in excess of the partner's share of net income	8,807	8,669	14,435
Adjustment to fair value of financing arrangement obligation	(35,118)	24,233	(15,390)
	$(24,206)	$34,735	$(3,718)

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
12. Financing Arrangement: (Continued)
The fair value (Level 3 measurement) of the financing arrangement obligation at December 31, 2023 and 2022 was based upon a terminal capitalization rate of approximately 6.5% and 6.3%, respectively, a discount rate of approximately 8.0% and 7.8%, respectively, and market rents per square foot ranging from $35 to $240. The fair value of the financing arrangement obligation is sensitive to these significant unobservable inputs and a change in these inputs may result in a significantly higher or lower fair value measurement. Distributions to the partner, excluding distributions of excess loan proceeds, and changes in fair value of the financing arrangement obligation are recognized as interest expense (income) in the Company's consolidated statements of operations.
13. Noncontrolling Interests:
The Company allocates net income of the Operating Partnership based on the weighted-average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership periodically to reflect its ownership interest in the Company. The Company had a 96% ownership interest in the Operating Partnership as of December 31, 2023 and 2022. The remaining 4% limited partnership interest as of December 31, 2023 and 2022 was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of registered or unregistered stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the ten trading days ending on the respective balance sheet date. Accordingly, as of December 31, 2023 and 2022, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $158,157 and $103,023, respectively.
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
During the twelve months ended December 31, 2021, the Company issued 62,049,131 shares of common stock under the ATM Programs for aggregate gross proceeds of $848,301 and net proceeds of $830,241 after commissions and other transaction costs. The proceeds from the sales under the ATM Programs were used to pay down the Company’s line of credit (See Note 11 – Bank and Other Notes Payable). As of December 31, 2023, $151,699 remained available to be sold under the March 2021 ATM Program. The February 2021 ATM Program was fully utilized as of June 30, 2021 and is no longer active. Actual future sales will depend upon a variety of factors including, but not limited to, market conditions, the trading price of the Company’s common stock and the Company’s capital needs. The Company has no obligation to sell the remaining shares available for sale under the ATM Programs.

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
There were no repurchases under the Stock Buyback Program during the years ended December 31, 2023, 2022 and 2021.
15. Acquisitions:
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

MS Portfolio LLC:
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
15. Acquisitions: (Continued)
Freehold Raceway Mall:
On November 16, 2023, the Company acquired its joint venture partner’s 49.9% ownership interest in Freehold Raceway Mall for $5,587 and the assumption of its joint venture partner’s share of debt. The Company now owns 100% interest of this property. Prior to November 16, 2023, the Company accounted for its investment in Freehold Raceway Mall as part of a financing arrangement (See Note 12 – Financing Arrangement).
Fashion District Philadelphia:
On December 9, 2023, the Company acquired its joint venture partner’s 50% interest in Fashion District Philadelphia for no consideration, and the Company now owns 100% of this property. Prior to December 9, 2023, due to the Company’s joint venture partner having no substantive participation rights, the Company accounted for this joint venture as a VIE in its consolidated financial statements (See Note 2 – Summary of Significant Accounting Policies).
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
On December 4, 2023, Towne Mall was sold by the receiver for $9,500, resulting in a gain on extinguishment of debt of $8,208.
For the twelve months ended December 31, 2023, 2022 and 2021, the Company sold various land parcels in separate transactions, resulting in gains on sale of land of $5,592, $22,357 and $29,427, respectively. The Company used its share of the proceeds from these sales to pay down debt and for other general corporate purposes.
17. Commitments and Contingencies:
As of December 31, 2023, the Company was contingently liable for $41,033 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the relevant agreement. At December 31, 2023, the Company had $8,351 in outstanding obligations, which it believes will be settled in the next twelve months.

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

	2023	2022	2021
Management fees	$18,144	$18,208	$17,872
Development and leasing fees	9,201	8,028	5,958
	$27,345	$26,236	$23,830
Interest (income) expense from related party transactions also includes $(24,206), $34,735 and $(3,718) for the years ended December 31, 2023, 2022 and 2021, respectively, in connection with the Financing Arrangement (See Note 12—Financing Arrangement).
Due from affiliates includes $4,755 and $3,299 of unreimbursed costs and fees from unconsolidated joint ventures under management agreements at December 31, 2023 and 2022, respectively.
19. Share and Unit-based Plans:
The Company has established share and unit-based compensation plans for the purpose of attracting and retaining executive officers, directors and key employees.
2003 Equity Incentive Plan:
The 2003 Equity Incentive Plan ("2003 Plan") authorizes the grant of stock awards, stock options, stock appreciation rights, stock units, stock bonuses, performance-based awards, dividend equivalent rights and OP Units or other convertible or exchangeable units. As of December 31, 2023, stock awards, stock units, LTIP Units (as defined below), stock appreciation rights ("SARs") and stock options have been granted under the 2003 Plan. All stock options or other rights to acquire common stock granted under the 2003 Plan have a term of 10 years or less. These awards were generally granted based on the performance of the Company and the employees. None of the awards have performance requirements other than a service condition of continued employment unless otherwise provided. All awards are subject to restrictions determined by the Company's compensation committee. The aggregate number of shares of common stock that may be issued under the 2003 Plan is 26,112,331 shares. As of December 31, 2023, there were 7,678,580 shares available for issuance under the 2003 Plan.

Stock Units:
The stock units represent the right to receive upon vesting one share of the Company's common stock for one stock unit. The value of the stock units was determined by the market price of the Company's common stock on the date of the grant. The following table summarizes the activity of non-vested stock units during the years ended December 31, 2023, 2022 and 2021:

	2023		2022		2021
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	295,054	$14.58	266,505	$19.05	309,845	$21.47
Granted	251,738	10.92	209,146	13.43	169,112	14.61
Vested	(262,745)	14.08	(180,597)	19.84	(211,465)	19.03
Forfeited	—	—	—	—	(987)	22.12
Balance at end of year	284,047	$11.79	295,054	$14.58	266,505	$19.05

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
The Company has granted the following LTI units during the years ended December 31, 2023, 2022 and 2021:

Grant Date	Units	Type	Fair Value per LTI Unit	Vest Date
1/1/2021	576,378	Service-based	$10.67	12/31/2023
1/1/2021	1,005,073	Performance-based	$9.85	12/31/2023
	1,581,451

1/1/2022	376,153	Service-based	$17.28	12/31/2024
1/1/2022	716,545	Performance-based	$15.77	12/31/2024
	1,092,698

1/1/2023	577,255	Service-based	$11.26	12/31/2025
1/1/2023	1,030,077	Performance-based	$10.97	12/31/2025
	1,607,332

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
19. Share and Unit-based Plans: (Continued)
The fair value of the market-indexed LTI Units and performance-based LTI Units (Level 3) were estimated on the date of grant using a Monte Carlo Simulation model that based on the following assumptions:

Grant Date	Risk Free Interest Rate	Expected Volatility
1/1/2021	0.17%	62.82%
1/1/2022	0.97%	70.83%
1/1/2023	4.21%	74.23%
The following table summarizes the activity of the non-vested LTI Units during the years ended December 31, 2023, 2022 and 2021:

	2023		2022		2021
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	2,215,167	$12.90	1,837,691	$14.14	784,052	$28.11
Granted	1,607,332	11.07	1,092,698	16.29	1,581,451	10.15
Vested	(1,378,528)	10.94	(386,828)	15.86	(286,373)	17.62
Forfeited	(187,124)	12.15	(328,394)	27.64	(241,439)	29.25
Balance at end of year	2,256,847	$12.86	2,215,167	$12.90	1,837,691	$14.14
Stock Options:
The following table summarizes the activity of vested stock options for the years ended December 31, 2023, 2022 and 2021:

	2023		2022		2021
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance at beginning of year	26,371	$54.56	37,515	$54.34	37,515	$54.34
Granted	—	—	—	—	—	—
Forfeited	—	$—	(11,144)	53.82	—	—
Balance at end of year	26,371	$54.56	26,371	$54.56	37,515	$54.34

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
19. Share and Unit-based Plans: (Continued)
Directors' Phantom Stock Plan:
The Directors' Phantom Stock Plan offers non-employee members of the board of directors ("Directors") the opportunity to defer their cash compensation and to receive that compensation in common stock rather than in cash after termination of service or a predetermined period. Compensation generally includes the annual retainers payable by the Company to the Directors. Deferred amounts are generally credited as units of phantom stock at the beginning of each three-year deferral period by dividing the present value of the deferred compensation by the average fair market value of the Company's common stock at the date of award. Compensation expense related to the phantom stock awards was determined by the amortization of the value of the stock units on a straight-line basis over the applicable service period. The stock units (including dividend equivalents) vest as the Directors' services (to which the fees relate) are rendered. Vested phantom stock units are ultimately paid out in common stock on a one-unit for one-share basis. To the extent elected by a Director, stock units receive dividend equivalents in the form of additional stock units based on the dividend amount paid on the common stock. The aggregate number of phantom stock units that may be granted under the Directors' Phantom Stock Plan is 650,000. As of December 31, 2023, there were 174,576 stock units available for grant under the Directors' Phantom Stock Plan.
The following table summarizes the activity of the non-vested phantom stock units for the years ended December 31, 2023, 2022 and 2021:

	2023		2022		2021
	Stock Units	Weighted Average Grant Date Fair Value	Stock Units	Weighted Average Grant Date Fair Value	Stock Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	34,039	$14.19	—	$—	4,662	$35.35
Granted	6,513	11.48	61,420	14.35	17,554	12.09
Vested	(23,509)	13.44	(27,381)	14.55	(22,216)	16.97
Balance at end of year	17,043	$14.19	34,039	$14.19	—	$—

Employee Stock Purchase Plan ("ESPP"):
The ESPP authorizes eligible employees to purchase the Company's common stock through voluntary payroll deductions made during periodic offering periods. Under the ESPP, common stock is purchased at a 15% discount from the lesser of the fair value of common stock at the beginning and end of the offering period. A maximum of 1,291,117 shares of common stock is available for purchase under the ESPP. The number of shares available for future purchase under the plan at December 31, 2023 was 82,873.
Compensation:
The following summarizes the compensation cost under the share and unit-based plans for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Stock units	$3,150	$3,110	$3,173
LTI units	12,599	18,611	14,448
Phantom stock units	316	398	377
	$16,065	$22,119	$17,998

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
19. Share and Unit-based Plans: (Continued)
The Company capitalized share and unit-based compensation costs of $2,899, $4,481 and $3,725 for the years ended December 31, 2023, 2022 and 2021, respectively.
The fair value of the stock units that vested during the years ended December 31, 2023, 2022 and 2021 was $2,736, $2,349 and $3,408, respectively. Unrecognized compensation costs of share and unit-based plans at December 31, 2023 consisted of $3,087 from LTI Units and $1,858 from stock units.
20. Employee Benefit Plans:
401(k) Plan:
The Company has a defined contribution retirement plan that covers its eligible employees (the "Plan"). The Plan is a defined contribution retirement plan covering eligible employees of the Macerich Property Management Company, LLC and participating affiliates. This Plan includes The Macerich Company Common Stock Fund as a new investment alternative under the Plan with 650,000 shares of common stock reserved for issuance under the Plan. In accordance with the Plan, the Company makes matching contributions equal to 100 percent of the first three percent of compensation deferred by a participant and 50 percent of the next two percent of compensation deferred by a participant. During the years ended December 31, 2023, 2022 and 2021, these matching contributions made by the Company were $3,593, $3,206 and $3,144, respectively. Contributions and matching contributions to the Plan by the plan sponsor and/or participating affiliates are recognized as an expense of the Company in the period that they are made.
Deferred Compensation Plans:
The Company has established deferred compensation plans under which executives and key employees of the Company may elect to defer receiving a portion of their cash compensation otherwise payable in one calendar year until a later year. The Company may, as determined by the Board of Directors in its sole discretion prior to the beginning of the plan year, credit a participant's account with a matching amount equal to a percentage of the participant's deferral. The Company contributed $463, $429 and $325 to the plans during the years ended December 31, 2023, 2022 and 2021, respectively. Contributions are recognized as compensation in the periods they are made.

21. Income Taxes:
For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, unrecaptured Section 1250 gain and return of capital or a combination thereof. The following table details the components of the distributions, on a per share basis, for the years ended December 31, 2023, 2022 and 2021:

	2023(1)		2022(2)		2021(3)
Ordinary income	$0.36	53.0%	$0.49	79.2%	$0.04	6.0%
Capital gains	0.32	47.0%	0.06	9.9%	0.15	24.9%
Return of capital	—	—%	0.07	10.9%	0.41	69.1%
Dividends paid	$0.68	100.0%	$0.62	100.0%	$0.60	100.0%
_______________________________________________________________________________

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
21. Income Taxes: (Continued)
(1)The 2023 ordinary income is treated as "qualified REIT dividends" for purposes of Section 199A of the Code and the 2023 capital gains are treated as "unrecaptured Section 1250 gains."
(2)54.5% of the 2022 ordinary income is treated as "qualified REIT dividends" for purposes of Section 199A of the Code and 45.5% of the 2022 ordinary income is treated as "qualified dividend income" for purposes of Section 1(h)(11) of the Code.
(3)The 2021 ordinary income is treated as "qualified REIT dividends" for purposes of Section 199A of the Code.

The Company has made Taxable REIT Subsidiary elections for all of its corporate subsidiaries other than its Qualified REIT Subsidiaries. The elections, effective for the year beginning January 1, 2001 and future years, were made pursuant to Section 856(l) of the Code.
The income tax provision of the TRSs for the years ended December 31, 2023, 2022 and 2021 are as follows:

	2023	2022	2021
Current	$—	$—	$—
Deferred	494	(705)	(6,948)
Income tax benefit (expense)	$494	$(705)	$(6,948)
The income tax provision of the TRSs for the years ended December 31, 2023, 2022 and 2021 are reconciled to the amount computed by applying the Federal Corporate tax rate as follows:

	2023	2022	2021
Book loss (income) for TRSs	$7,671	$2,718	$(23,205)
Tax at statutory rate on earnings from continuing operations before income taxes	$1,611	$571	$(4,873)
State taxes	220	(116)	(1,261)
Other	(1,337)	(1,160)	(814)
Income tax benefit (expense)	$494	$(705)	$(6,948)

The tax effects of temporary differences and carryforwards of the TRSs included in the net deferred tax assets at December 31, 2023 and 2022 are summarized as follows:

	2023	2022
Net operating loss carryforwards	$12,740	$13,362
Property, primarily differences in depreciation and amortization, the tax basis of land assets and treatment of certain other costs	10,396	9,019
Other	888	733
Net deferred tax assets	$24,024	$23,114

The net operating loss ("NOL") carryforwards for NOLs generated through the 2017 tax year are scheduled to expire through 2037, beginning in 2031. Pursuant to the Tax Cuts and Jobs Act of 2017, NOLs generated in 2018 and subsequent tax years are carried forward indefinitely. The Coronavirus Aid, Relief and Economic Security Act removed the 80% of taxable income limitation, imposed by the Tax Cuts and Jobs Act, for NOLs generated in 2018, 2019 and 2020.
For the years ended December 31, 2023, 2022 and 2021 there were no unrecognized tax benefits.
The Company is required to establish a valuation allowance for any portion of the deferred tax asset that the Company concludes is more likely than not to be unrealizable. The Company’s assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of December 31, 2023, the Company had no valuation allowance recorded.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
21. Income Taxes: (Continued)
The tax years 2020 through 2022 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next 12 months.
22. Subsequent Events:
On February 2, 2024, the Company announced a dividend/distribution of $0.17 per share for common stockholders and OP Unit holders of record on February 16, 2024. All dividends/distributions will be paid 100% in cash on March 4, 2024.

THE MACERICH COMPANY
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2023
(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
Shopping Centers/Entities	Land	Building and Improvements	Equipment and Furnishings	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Equipment and Furnishings	Construction in Progress	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation
Chandler Fashion Center	$24,188	$223,143	$—	$34,766	$24,188	$250,937	$5,878	$1,094	$282,097	$146,946	$135,151
Danbury Fair Mall	130,367	316,951	—	128,748	141,479	399,159	9,649	25,779	576,066	198,641	377,425
Desert Sky Mall	9,447	37,245	12	5,754	6,843	41,975	3,634	6	52,458	18,750	33,708
Eastland Mall	22,050	151,605	—	15,873	20,810	166,229	2,489	—	189,528	60,637	128,891
Fashion District Philadelphia	38,402	293,112	—	12,284	39,962	300,480	470	2,886	343,798	28,608	315,190
Fashion Outlets of Chicago	—	—	—	277,497	40,575	233,061	3,861	—	277,497	94,891	182,606
Fashion Outlets of Niagara Falls USA	18,581	210,139	—	(39,201)	6,961	180,563	1,968	27	189,519	126,039	63,480
Freehold Raceway Mall	164,986	362,841	—	126,472	167,371	469,327	8,996	8,605	654,299	259,718	394,581
Fresno Fashion Fair	17,966	72,194	—	60,230	17,966	129,144	3,275	5	150,390	80,646	69,744
Green Acres Mall	156,640	321,034	—	229,555	175,551	480,437	12,398	38,843	707,229	183,180	524,049
Inland Center	8,321	83,550	—	38,240	10,291	119,261	532	27	130,111	46,687	83,424
Kings Plaza Shopping Center	209,041	485,548	20,000	294,507	209,041	731,664	65,661	2,730	1,009,096	243,250	765,846
La Cumbre Plaza	18,122	21,492	—	19,564	13,856	45,152	170	—	59,178	29,550	29,628
Macerich Management Co.	1,150	10,475	26,562	16,856	3,878	19,837	30,087	1,241	55,043	28,031	27,012
MACWH, LP	—	25,771	—	(759)	—	25,012	—	—	25,012	12,535	12,477
NorthPark Mall	7,746	74,661	—	5,400	6,939	80,089	760	19	87,807	37,837	49,970
Oaks, The	32,300	117,156	—	276,134	56,387	364,777	3,706	720	425,590	222,165	203,425
Pacific View	8,697	8,696	—	138,639	7,854	146,562	1,616	—	156,032	94,536	61,496
Prasada	6,615	—	—	18,714	—	22,969	—	2,360	25,329	5,097	20,232
Queens Center	251,474	1,039,922	—	73,569	239,460	1,019,341	6,093	100,071	1,364,965	244,828	1,120,137
Santa Monica Place	26,400	105,600	—	333,744	43,763	342,375	6,272	73,334	465,744	145,652	320,092
SanTan Adjacent Land	29,414	—	—	12,280	26,902	6,454	—	8,338	41,694	534	41,160
SanTan Village Regional Center	7,827	—	—	229,920	5,921	225,403	2,089	4,334	237,747	129,383	108,364
SouthPark Mall	7,035	38,215	—	(9,883)	2,763	32,158	446	—	35,367	19,783	15,584
Southridge Center	6,764	—	—	6,824	1,842	11,569	154	23	13,588	8,086	5,502
Stonewood Center	4,948	302,527	—	16,421	4,935	317,895	1,066	—	323,896	87,780	236,116
Superstition Springs Center	10,928	112,718	—	14,350	10,928	124,688	2,380	—	137,996	40,488	97,508
The Macerich Partnership, L.P.	—	2,534	—	6,915	—	1,722	7,365	362	9,449	2,552	6,897
Valley Mall	16,045	26,098	—	13,457	13,805	41,477	318	—	55,600	20,264	35,336
Valley River Center	24,854	147,715	—	37,862	24,854	183,362	2,088	127	210,431	92,127	118,304
Victor Valley, Mall of	15,700	75,230	—	58,904	20,080	127,854	1,900	—	149,834	73,378	76,456
Vintage Faire Mall	14,902	60,532	—	65,126	17,647	121,313	1,600	—	140,560	87,493	53,067
Wilton Mall	19,743	67,855	—	(2,580)	11,310	72,158	1,278	272	85,018	51,172	33,846

THE MACERICH COMPANY
Schedule III—Real Estate and Accumulated Depreciation (Continued)
December 31, 2023
(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
Shopping Centers/Entities	Land	Building and Improvements	Equipment and Furnishings	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Equipment and Furnishings	Construction in Progress	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation
Other freestanding stores	47,083	111,936	—	(3,388)	13,717	77,822	294	63,798	155,631	12,127	143,504
Other land and development properties	37,850	—	—	(25,842)	466	6,047	—	5,495	12,008	1,727	10,281
	$1,395,586	$4,906,495	$46,574	$2,486,952	$1,388,345	$6,918,273	$188,493	$340,496	$8,835,607	$2,935,118	$5,900,489
See accompanying report of independent registered public accounting firm.

THE MACERICH COMPANY
Schedule III—Real Estate and Accumulated Depreciation (Continued)
December 31, 2023
(Dollars in thousands)
Depreciation of the Company's investment in buildings and improvements reflected in the consolidated statements of operations are calculated over the estimated useful lives of the asset as follows:

Buildings and improvements	5 - 40 years
Tenant improvements	5 - 7 years
Equipment and furnishings	5 - 7 years

The changes in total real estate assets for the three years ended December 31, 2023 are as follows:

	2023	2022	2021
Balances, beginning of year	$8,920,580	$8,847,550	$9,256,712
Additions	257,160	156,445	100,616
Dispositions and retirements	(342,133)	(83,415)	(509,778)
Balances, end of year	$8,835,607	$8,920,580	$8,847,550

   The aggregate cost of the property included in the table above for federal income tax purposes was $9,080,781 (unaudited) at December 31, 2023.

The changes in accumulated depreciation for the three years ended December 31, 2023 are as follows:

	2023	2022	2021
Balances, beginning of year	$2,792,790	$2,563,344	$2,562,133
Additions	265,140	271,494	282,158
Dispositions and retirements	(122,812)	(42,048)	(280,947)
Balances, end of year	$2,935,118	$2,792,790	$2,563,344

See accompanying report of independent registered public accounting firm.

EXHIBIT INDEX

Exhibit Number	Description
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

10.4	*	Eligible Directors' Deferred Compensation/Phantom Stock Plan (as amended and restated as of January 1, 2023) (incorporated by reference as an exhibit to the Company's 2022 Form 10-K).

10.5	*	Amended and Restated 2013 Deferred Compensation Plan for Executives effective (January 1, 2016) (incorporated by reference as an exhibit to the Company's 2015 Form 10-K).

Exhibit Number		Description
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

10.17
Amended and Restated Credit Agreement, dated as of September 11, 2023, by and among the Company, as a guarantor, the Partnership, as borrower, certain subsidiary guarantors, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, Deutsche Bank Securities Inc., JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA and BMO Bank N.A., as joint lead arrangers and joint bookrunning managers, Deutsche Bank Securities Inc. and JPMorgan Chase Bank, N.A. as co-syndication agents, Goldman Sachs Bank USA and TD Securities Inc., as co-documentation agents, and various lenders party thereto (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date September 11, 2023).

Exhibit Number		Description
10.18
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
The Macerich Company 2003 Equity Incentive Plan, as amended and restated as of May 31, 2023 (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date May 31, 2023).

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

21.1		List of Subsidiaries

23.1		Consent of Independent Registered Public Accounting Firm (KPMG LLP)

31.1		Section 302 Certification of Thomas E. O'Hern, Chief Executive Officer and Director

31.2		Section 302 Certification of Scott W. Kingsmore, Chief Financial Officer

32.1	**	Section 906 Certifications of Thomas E. O'Hern and Scott W. Kingsmore

97		The Macerich Company Compensation Recovery Policy

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Description
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).
* Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2024.

THE MACERICH COMPANY
/s/ THOMAS E. O'HERN
By
Thomas E. O'Hern
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ THOMAS E. O'HERN	Chief Executive Officer and Director	February 26, 2024
Thomas E. O'Hern	(Principal Executive Officer)
/s/ EDWARD C. COPPOLA	President and Director	February 26, 2024
Edward C. Coppola
/s/ PEGGY ALFORD	Director	February 26, 2024
Peggy Alford
/s/ ERIC K. BRANDT	Director	February 26, 2024
Eric K. Brandt
/s/ STEVEN R. HASH	Chairman of Board of Directors	February 26, 2024
Steven R. Hash
/s/ ENRIQUE HERNANDEZ, JR.	Director	February 26, 2024
Enrique Hernandez, Jr.
/s/ DANIEL J. HIRSCH	Director	February 26, 2024
Daniel J. Hirsch
/s/ MARIANNE LOWENTHAL	Director	February 26, 2024
Marianne Lowenthal
/s/ ANDREA M. STEPHEN	Director	February 26, 2024
Andrea M. Stephen
/s/ SCOTT W. KINGSMORE	Senior Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	February 26, 2024
Scott W. Kingsmore
/s/ CHRISTOPHER J. ZECCHINI	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2024
Christopher J. Zecchini