Form 10-Q
period 2024-03-31
MACERICH CO
filed 2024-05-09
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
Number of shares outstanding as of May 6, 2024 of the registrant's common stock, par value $0.01 per share: 215,750,149 shares

THE MACERICH COMPANY
FORM 10-Q

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS:
Property, net	$5,838,822	$5,900,489
Cash and cash equivalents	120,054	94,936
Restricted cash	105,025	95,358
Tenant and other receivables, net	142,098	183,478
Right-of-use assets, net	116,567	118,664
Deferred charges and other assets, net	249,583	263,068
Due from affiliates	5,336	4,755
Investments in unconsolidated joint ventures	785,588	852,764
Total assets	$7,363,073	$7,513,512
LIABILITIES AND EQUITY:
Mortgage notes payable	$4,098,705	$4,136,136
Bank and other notes payable	170,494	89,548
Accounts payable and accrued expenses	60,576	64,194
Lease liabilities	81,713	83,989
Other accrued liabilities	301,645	334,742
Distributions in excess of investments in unconsolidated joint ventures	183,870	174,786
Financing arrangement obligation	105,455	102,516
Total liabilities	5,002,458	4,985,911
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized at March 31, 2024 and December 31, 2023, and 216,091,693 and 215,976,614 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	2,159	2,158
Additional paid-in capital	5,512,628	5,509,603
Accumulated deficit	(3,227,312)	(3,063,789)
Accumulated other comprehensive loss	(337)	(952)
Total stockholders' equity	2,287,138	2,447,020
Noncontrolling interests	73,477	80,581
Total equity	2,360,615	2,527,601
Total liabilities and equity	$7,363,073	$7,513,512
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Revenues:
Leasing revenue	$191,652	$199,045
Other	8,902	9,054
Management Companies	8,229	6,755
Total revenues	208,783	214,854
Expenses:
Shopping center and operating expenses	74,187	70,487
Leasing expenses	10,522	9,656
Management Companies' operating expenses	19,199	18,900
REIT general and administrative expenses	7,643	6,980
Depreciation and amortization	68,351	71,453
	179,902	177,476
Interest expense (income):
Related parties	4,439	(9,407)
Other	47,751	48,830
	52,190	39,423
Total expenses	232,092	216,899
Equity in loss of unconsolidated joint ventures	(73,276)	(61,810)
Income tax benefit	1,224	1,882
(Loss) gain on sale or write down of assets, net	(36,085)	3,779
Net loss	(131,446)	(58,194)
Less: net (loss) income attributable to noncontrolling interests	(4,718)	539
Net loss attributable to the Company	$(126,728)	$(58,733)
Loss per common share—attributable to common stockholders:
Basic	$(0.59)	$(0.27)
Diluted	$(0.59)	$(0.27)
Weighted average number of common shares outstanding:
Basic	216,036,000	215,291,000
Diluted	216,036,000	215,291,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Net loss	$(131,446)	$(58,194)
Other comprehensive income:
Interest rate cap agreements	615	120
Comprehensive loss	(130,831)	(58,074)
Less: net (loss) income attributable to noncontrolling interests	(4,718)	539
Comprehensive loss attributable to the Company	$(126,113)	$(58,613)
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)
Three Months Ended March 31, 2024 and 2023

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2024	215,976,614	$2,158	$5,509,603	$(3,063,789)	$(952)	$2,447,020	$80,581	$2,527,601
Net loss	—	—	—	(126,728)	—	(126,728)	(4,718)	(131,446)
Interest rate cap agreements	—	—	—	—	615	615	—	615
Amortization of share and unit-based plans	115,079	1	3,045	—	—	3,046	—	3,046
Distributions paid ($0.17 per share)	—	—	—	(36,795)	—	(36,795)	—	(36,795)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,406)	(2,406)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(20)	—	—	(20)	20	—
Balance at March 31, 2024	216,091,693	$2,159	$5,512,628	$(3,227,312)	$(337)	$2,287,138	$73,477	$2,360,615

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2023	215,241,129	$2,151	$5,506,084	$(2,643,094)	$632	$2,865,773	$83,576	$2,949,349
Net (loss) income	—	—	—	(58,733)	—	(58,733)	539	(58,194)
Interest rate cap agreements	—	—	—	—	120	120	—	120
Amortization of share and unit-based plans	120,791	1	5,971	—	—	5,972	—	5,972
Stock offerings, net	—	—	(21)	—	—	(21)	—	(21)
Distributions paid ($0.17 per share)	—	—	—	(36,698)	—	(36,698)	—	(36,698)
Distributions to noncontrolling interests	—	—	—	—	—	—	(5,114)	(5,114)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(521)	—	—	(521)	521	—
Balance at March 31, 2023	215,361,920	$2,152	$5,511,513	$(2,738,525)	$752	$2,775,892	$79,522	$2,855,414

 The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(131,446)	$(58,194)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss (gain) on sale or write down of assets, net	36,085	(3,779)
Depreciation and amortization	71,382	75,035
Amortization of share and unit-based plans	2,730	4,895
Straight-line rent and amortization of above and below market leases	3,577	823
Provision for (recovery of) doubtful accounts	2,923	(1,023)
Income tax benefit	(1,224)	(1,882)
Equity in loss of unconsolidated joint ventures	73,276	61,810
Distributions of income from unconsolidated joint ventures	—	280
Change in fair value of financing arrangement obligation	2,939	(11,885)
Changes in assets and liabilities, net of dispositions:
Tenant and other receivables	30,598	22,051
Other assets	474	8,645
Due from affiliates	(581)	(4,592)
Accounts payable and accrued expenses	1,723	1,938
Other accrued liabilities	(31,361)	(13,392)
Net cash provided by operating activities	61,095	80,730
Cash flows from investing activities:
Development, redevelopment, expansion and renovation of properties	(26,420)	(19,992)
Property improvements	(7,329)	(14,872)
Deferred leasing costs	(1,495)	(1,217)
Distributions from unconsolidated joint ventures	20,942	162,166
Contributions to unconsolidated joint ventures	(12,686)	(12,938)
Proceeds from sale of assets	11	5,018
Net cash (used in) provided by investing activities	(26,977)	118,165

THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands) (Unaudited)
	For the Three Months Ended March 31,
	2024	2023
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	270,000	420,000
Payments on mortgages, bank and other notes payable	(225,244)	(538,664)
Deferred financing costs	(4,273)	(13,251)
Payments on finance leases	(615)	(593)
Costs from stock offerings	—	(21)
Dividends and distributions	(39,201)	(41,812)
Net cash provided by (used in) financing activities	667	(174,341)
Net increase in cash, cash equivalents and restricted cash	34,785	24,554
Cash, cash equivalents and restricted cash, beginning of period	190,294	181,139
Cash, cash equivalents and restricted cash, end of period	$225,079	$205,693
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$48,707	$48,376
Non-cash investing and financing transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$43,244	$34,526
The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

1. Organization:
The Macerich Company (the "Company") is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional retail centers and community/power shopping centers (the "Centers") located throughout the United States.
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of March 31, 2024, the Company was the sole general partner of and held a 96% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
The Company's sole significant asset is its investment in the Operating Partnership and as a result, substantially all of the Company's assets and liabilities represent the assets and liabilities of the Operating Partnership. In addition, the Operating Partnership has investments in a number of consolidated variable interest entities ("VIEs"), including SanTan Village Regional Center.
The Operating Partnership's consolidated VIEs included the following assets and liabilities:

	March 31, 2024	December 31, 2023
Assets:
Property, net	$127,144	$128,673
Other assets	22,365	22,277
Total assets	$149,509	$150,950
Liabilities:
Mortgage notes payable	$219,527	$219,506
Other liabilities	76,368	78,794
Total liabilities	$295,895	$298,300
All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

2. Summary of Significant Accounting Policies: (Continued)

The unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for the interim periods have been made. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements but does not include all disclosures required by GAAP.

The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported on the Company's consolidated balance sheets to the totals shown on its consolidated statements of cash flows:

	For the Three Months Ended March 31,
	2024	2023
Beginning of period
Cash and cash equivalents	$94,936	$100,320
Restricted cash	95,358	80,819
Cash, cash equivalents and restricted cash	$190,294	$181,139
End of period
Cash and cash equivalents	$120,054	$112,173
Restricted cash	105,025	93,520
Cash, cash equivalents and restricted cash	$225,079	$205,693

Recent Accounting Pronouncements:
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU on its consolidated financial statements and disclosures.
In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate Related Disclosures for Investors, which requires registrants to disclose climate-related information in registration statements and annual reports. The new rules would be effective for annual reporting periods beginning in fiscal year 2025. However, in April 2024, the SEC exercised its discretion to stay these rules pending the completion of judicial review of certain consolidated petitions with the United States Court of Appeals for the Eighth Circuit in connection with these rules. The Company is evaluating the impact of this rule on its consolidated financial statements and disclosures.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

3. Earnings Per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of EPS for the three months ended March 31, 2024 and 2023 (shares in thousands):

	For the Three Months Ended March 31,
	2024	2023
Numerator
Net loss	$(131,446)	$(58,194)
Less: net (loss) income attributable to noncontrolling interests	(4,718)	539
Net loss attributable to the Company	(126,728)	(58,733)
Allocation of earnings to participating securities	(186)	(225)
Numerator for basic and diluted EPS—net loss attributable to common stockholders	$(126,914)	$(58,958)
Denominator
Denominator for basic and diluted EPS—weighted average number of common shares outstanding(1)	216,036	215,291
EPS—net loss attributable to common stockholders
Basic and diluted	$(0.59)	$(0.27)
(1)     Diluted EPS excludes 99,565 convertible preferred partnership units for each of the three months ended March 31, 2024 and 2023, as their impact was antidilutive. Diluted EPS also excludes 10,104,663 and 8,978,620 Operating Partnership units ("OP Units") for the three months ended March 31, 2024 and 2023, respectively, as their impact was antidilutive.

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
On May 18, 2023, the Company acquired Seritage Growth Properties' ("Seritage") remaining 50% ownership interest in the MS Portfolio LLC joint venture that owns five former Sears parcels, for a total purchase price of $46,687. These parcels are located at Chandler Fashion Center, Danbury Fair Mall, Freehold Raceway Mall, Los Cerritos Center and Washington Square. As a result of this transaction and the shortening of holding periods, an impairment loss was recorded by the joint venture. The Company's share of the impairment loss was $51,363. Effective as of May 18, 2023, the Company now owns and has consolidated its 100% interest in these five former Sears parcels in its consolidated financial statements (See Note 15—Acquisitions).

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
The Company has a 50/50 joint venture with Simon Property Group, which was initially formed to develop Los Angeles Premium Outlets, a premium outlet center in Carson, California. In the three months ended March 31, 2024, the Company evaluated its investment and concluded that due to certain conditions, the Company should not continue to invest capital in this development project. As a result, the Company determined the investment was impaired on an other-than-temporary basis and wrote-off its entire investment of $57,686 in the first quarter of 2024 through equity in loss of unconsolidated joint ventures.
Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	March 31, 2024	December 31, 2023
Assets(1):
Property, net	$6,956,051	$7,201,941
Other assets	576,535	607,864
Total assets	$7,532,586	$7,809,805
Liabilities and partners' capital(1):
Mortgage and other notes payable	$5,455,824	$5,445,411
Other liabilities	431,519	436,179
Company's capital	927,070	1,090,403
Outside partners' capital	718,173	837,812
Total liabilities and partners' capital	$7,532,586	$7,809,805
Investments in unconsolidated joint ventures:
Company's capital	$927,070	$1,090,403
Basis adjustment(2)	(325,352)	(412,425)
	$601,718	$677,978

Assets—Investments in unconsolidated joint ventures	$785,588	$852,764
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(183,870)	(174,786)
	$601,718	$677,978

(1)     These amounts include assets of $2,495,812 and $2,613,690 of Pacific Premier Retail LLC (the "PPR Portfolio") as of March 31, 2024 and December 31, 2023, respectively, and liabilities of $1,571,675 and $1,578,328 of the PPR Portfolio as of March 31, 2024 and December 31, 2023, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)
(2)     The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into the Company's share of net loss. The amortization of this difference was $75,183 and $12,554 for the three months ended March 31, 2024 and 2023, respectively.
Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	PPR Portfolio	Other Joint Ventures	Total
Three Months Ended March 31, 2024
Revenues:
Leasing revenue	$43,011	$150,061	$193,072
Other	315	667	982
Total revenues	43,326	150,728	194,054
Expenses:
Shopping center and operating expenses	10,564	57,944	68,508
Leasing expenses	580	1,384	1,964
Interest expense	22,127	51,536	73,663
Depreciation and amortization	21,959	56,195	78,154
Total expenses	55,230	167,059	222,289
Loss on sale or write down of assets, net	(100,273)	(121,193)	(221,466)
Net loss	$(112,177)	$(137,524)	$(249,701)
Company's equity in net loss	$(5,986)	$(67,290)	$(73,276)
Three Months Ended March 31, 2023
Revenues:
Leasing revenue	$43,070	$163,368	$206,438
Other	680	666	1,346
Total revenues	43,750	164,034	207,784
Expenses:
Shopping center and operating expenses	11,406	60,111	71,517
Leasing expenses	570	1,471	2,041
Interest expense	21,810	42,295	64,105
Depreciation and amortization	22,878	62,504	85,382
Total expenses	56,664	166,381	223,045
Loss on sale or write down of assets, net	—	(70,563)	(70,563)
Net loss	$(12,914)	$(72,910)	$(85,824)
Company's equity in net loss	$(5,516)	$(56,294)	$(61,810)

Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
5. Derivative Instruments and Hedging Activities:
The Company uses interest rate cap agreements to manage the interest rate risk on certain floating rate debt. The Company recorded other comprehensive income related to the marking-to-market of derivative instruments of $615 and $120 for the three months ended March 31, 2024 and 2023, respectively. The amounts in other comprehensive income represent the Company's pro rata share of hedged derivative instruments from certain unconsolidated joint ventures.
The following derivatives were outstanding at March 31, 2024 and December 31, 2023:

						Fair Value
Property	Designation	Notional Amount	Product	SOFR/LIBOR Rate	Maturity	March 31, 2024	December 31, 2023
Santa Monica Place	Non-Hedged	$300,000	Cap	4.00%	12/9/2024	$2,495	$2,665
The Macerich Partnership, L.P.	Non-Hedged	$(300,000)	Sold Cap	4.00%	12/9/2024	$(2,491)	$(2,658)
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
6. Property, net:
Property, net consists of the following:

	March 31, 2024	December 31, 2023
Land	$1,373,767	$1,388,345
Buildings and improvements	5,915,516	6,070,367
Tenant improvements	673,214	724,427
Equipment and furnishings(1)	183,762	186,717
Construction in progress	394,616	340,496
	8,540,875	8,710,352
Less accumulated depreciation(1)	(2,702,053)	(2,809,863)
	$5,838,822	$5,900,489
(1)      Equipment and furnishings and accumulated depreciation include the cost and accumulated amortization of ROU assets in connection with finance leases at March 31, 2024 and December 31, 2023 (See Note 8—Leases).
Depreciation expense was $64,759 and $67,064 for the three months ended March 31, 2024 and 2023, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
6. Property, net: (Continued)

(Loss) gain on sale or write-down of assets, net for the three months ended March 31, 2024 and 2023 consist of the following:

	For the Three Months Ended March 31,
	2024	2023
Loss on write-down of assets(1)	(36,085)	(595)
Gain on land sales, net(2)	—	4,374
	$(36,085)	$3,779
(1)    Includes impairment loss of $35,987 on Santa Monica Place for the three months ended March 31, 2024. The impairment loss was due to the reduction of the estimated holding period of the property (See Note 10—Mortgage Notes Payable). The remaining amounts for the three months ended March 31, 2024 and 2023 mainly pertain to the write off of development costs.
(2)    See Note 16—Dispositions.
The following table summarizes certain of the Company's assets that were measured on a nonrecurring basis as a result of the impairment losses recorded for the three months ended March 31, 2024 and 2023, as described above:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets	Significant Other Unobservable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
March 31, 2024	$297,600	$—	$—	$297,600
The fair value (Level 3 measurement) related to the 2024 impairment is based upon an income approach, using an estimated terminal capitalization rate of 7.3%, a discount rate of 9.0% and market rents per square foot of $20 to $200. The fair value is sensitive to these significant unobservable inputs.
7. Tenant and Other Receivables, net:
Included in tenant and other receivables, net is an allowance for doubtful accounts of $7,267 and $4,824 at March 31, 2024 and December 31, 2023, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $2,457 and $15,076 at March 31, 2024 and December 31, 2023, respectively, and a deferred rent receivable due to straight-line rent adjustments of $102,058 and $105,260 at March 31, 2024 and December 31, 2023, respectively.
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
8. Leases: (Continued)

The following table summarizes the components of leasing revenue for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Leasing revenue—fixed payments	$144,715	$140,506
Leasing revenue—variable payments	49,860	57,516
(Provision for) recovery of doubtful accounts	(2,923)	1,023
	$191,652	$199,045

The following table summarizes the future rental payments to the Company:

Twelve months ending March 31,
2025	$478,983
2026	400,692
2027	325,776
2028	248,924
2029	195,660
Thereafter	804,126
$2,454,161

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
The following table summarizes the lease costs for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Operating lease costs	$3,262	$3,794
Finance lease costs:
Amortization of ROU assets	488	485
Interest on lease liabilities	142	168
	$3,892	$4,447

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
8. Leases: (Continued)

The following table summarizes the future rental payments required under the leases:

	March 31, 2024		December 31, 2023
Year ending December 31,	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2024	$8,606	$9,478	$11,442	$9,478
2025	11,626	1,400	11,626	1,400
2026	11,743	—	11,743	—
2027	11,914	—	11,914	—
2028	8,303	—	8,303	—
Thereafter	74,831	—	74,831	—
Total undiscounted rental payments	127,023	10,878	129,859	10,878
Less imputed interest	(55,300)	(888)	(56,475)	(273)
Total lease liabilities	$71,723	$9,990	$73,384	$10,605
Weighted average remaining term	24.2 years	0.5 years	24.1 years	0.7 years
Weighted average incremental borrowing rate	7.1%	3.6%	7.1%	3.6%

9. Deferred Charges and Other Assets, net:
Deferred charges and other assets, net consist of the following:

	March 31, 2024	December 31, 2023
Leasing	$89,043	$89,175
Intangible assets:
In-place lease values	59,125	59,478
Leasing commissions and legal costs	16,260	16,364
Above-market leases	61,974	66,002
Deferred tax assets	25,248	24,024
Deferred compensation plan assets	67,074	62,755
Other assets	58,869	73,576
	377,593	391,374
Less accumulated amortization(1)	(128,010)	(128,306)
	$249,583	$263,068

(1)   Accumulated amortization includes $40,856 and $39,540 relating to in-place lease values, leasing commissions and legal costs at March 31, 2024 and December 31, 2023, respectively. Amortization expense of in-place lease values, leasing commissions and legal costs was $1,776 and $1,909 for the three months ended March 31, 2024 and 2023, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
9. Deferred Charges and Other Assets, net: (Continued)
The allocated values of above-market leases and below-market leases consist of the following:

	March 31, 2024	December 31, 2023
Above-Market Leases
Original allocated value	$61,974	$66,002
Less accumulated amortization	(35,046)	(36,926)
	$26,928	$29,076
Below-Market Leases(1)
Original allocated value	$84,430	$85,174
Less accumulated amortization	(38,955)	(37,490)
	$45,475	$47,684

(1)   Below-market leases are included in other accrued liabilities.

10. Mortgage Notes Payable:
Mortgage notes payable at March 31, 2024 and December 31, 2023 consist of the following:

	Carrying Amount of Mortgage Notes(1)
Property Pledged as Collateral	March 31, 2024	December 31, 2023	Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Chandler Fashion Center(5)	$255,969	$255,924	4.18%	$875	2024
Danbury Fair Mall(6)	152,233	122,502	6.57%	836	2034
Fashion District Philadelphia(7)	8,171	70,820	9.70%	61	2024
Fashion Outlets of Chicago	299,398	299,375	4.61%	1,145	2031
Fashion Outlets of Niagara Falls USA(8)	83,252	86,470	6.46%	727	2026
Freehold Raceway Mall(5)	399,085	399,044	3.94%	1,300	2029
Fresno Fashion Fair	324,503	324,453	3.67%	971	2026
Green Acres Mall(9)	359,935	359,264	6.62%	1,819	2028
Kings Plaza Shopping Center	537,085	536,956	3.71%	1,629	2030
Oaks, The(10)	150,572	151,496	5.74%	1,038	2024
Pacific View	71,007	70,976	5.45%	328	2032
Queens Center	600,000	600,000	3.49%	1,744	2025
Santa Monica Place(11)	297,802	297,474	7.28%	1,712	2025
SanTan Village Regional Center	219,527	219,506	4.34%	788	2029
Victor Valley, Mall of	114,981	114,966	4.00%	380	2024
Vintage Faire Mall	225,185	226,910	3.55%	1,256	2026
	$4,098,705	$4,136,136

(1)The mortgage notes payable also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs were $23,333 and $21,148 at March 31, 2024 and December 31, 2023, respectively.
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
(5)A 49.9% interest in the loan has been assumed by a third party in connection with the Company's joint venture in Chandler Freehold (See Note 12—Financing Arrangement). On November 16, 2023, the Company acquired the partner's 49.9% interest in Freehold Raceway Mall for $5.6 million and assumed the partner's share of debt. The Company now owns 100% of Freehold Raceway Mall (See Note 15—Acquisitions).
(6)On January 25, 2024, the Company replaced the existing loan with a $155,000 loan that bears interest at a fixed rate of 6.39%, is interest only during the majority of the loan term and matures on February 6, 2034.
(7)On January 20, 2023, the Company repaid $26,107 of the outstanding loan balance and exercised its one-year extension option of the loan to January 22, 2024. The interest rate was SOFR plus 3.60%. On January 22, 2024, the Company repaid the majority of the loan balance and the remaining $8,171 matured on April 21, 2024 and was paid in full on April 19, 2024.
(8)Effective October 6, 2023, the loan was in default and the Company was in negotiations with the lender on the terms of this non-recourse loan. On March 19, 2024, the Company closed on a three-year extension of the loan to October 6, 2026. The interest rate remained unchanged at 5.90%.
(9)On January 3, 2023, the Company closed on a five-year $370,000 combined refinance of Green Acres Mall and Green Acres Commons. The new interest only loan bears interest at a fixed rate of 5.90% and matures on January 6, 2028.
(10)On May 6, 2022, the Company closed on a two-year extension of the loan to June 5, 2024 at a new fixed interest rate of 5.25%. The Company repaid $5,000 of the outstanding loan balance at closing. On June 5, 2023, the Company repaid $10,000 of the outstanding loan balance.
(11)On December 9, 2022, the Company closed on a three-year extension of the loan to December 9, 2025, including extension options. The interest rate remained unchanged at LIBOR plus 1.48%, and has converted to 1-month Term SOFR plus 1.52% effective July 9, 2023. The loan is covered by an interest rate cap agreement that effectively prevented LIBOR from exceeding 4.0% during the period ending December 9, 2023. The interest rate cap agreement was converted to 1-month Term SOFR effective July 9, 2023. The interest rate cap agreement has since been extended with a 4% strike rate to December 9, 2024. Effective April 9, 2024, the loan is in default. The Company is in negotiations with the lender on the terms of this non-recourse loan.
Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.
The Company's mortgage notes payable are secured by the properties on which they are placed and are non-recourse to the Company.
The Company expects that all loan maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or with cash on hand, with the exception of Santa Monica Place as noted above.
Total interest expense capitalized was $5,077 and $4,844 for the three months ended March 31, 2024 and 2023, respectively.
The estimated fair value (Level 2 measurement) of mortgage notes payable at March 31, 2024 and December 31, 2023 was $3,834,621 and $3,863,997, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
11. Bank and Other Notes Payable:
Bank and other notes payable consist of the following:
Credit Facility:
Previously, the Company had a $525,000 revolving loan facility, which was scheduled to mature on April 14, 2024. On September 11, 2023, the Company and the Operating Partnership entered into an amended and restated credit agreement, which amended and restated their prior credit agreement, and provides for an aggregate $650,000 revolving loan facility that matures on February 1, 2027, with a one-year extension option. The revolving loan facility can be expanded up to $950,000, subject to receipt of lender commitments and other conditions. Concurrently with the entry into the amended and restated credit agreement, the Company drew $152,000 of the amount available under the revolving loan facility and used the proceeds to repay in full amounts outstanding under its prior credit facility. All obligations under the credit facility are guaranteed unconditionally by the Company and are secured in the form of mortgages on certain wholly-owned assets and pledges of equity interests held by certain of the Company’s subsidiaries. The new credit facility bears interest, at the Operating Partnership’s option, at either the base rate (as defined in the credit agreement) or adjusted term SOFR (as defined in the credit agreement) plus, in both cases, an applicable margin. The applicable margin depends on the Company’s overall leverage ratio and ranges from 1.00% to 2.50% over the selected index rate. Adjusted term SOFR is Term SOFR (as defined in the credit agreement) plus 0.10% per annum. As of March 31, 2024, the borrowing rate was SOFR plus a spread of 2.35%. As of March 31, 2024, borrowings under the credit facility were $185,000 less unamortized deferred finance costs of $14,506 for the revolving loan facility at a total effective interest rate of 8.33%. As of March 31, 2024, the Company’s availability under the revolving loan facility for additional borrowings was $464,921. The estimated fair value (Level 2 measurement) of borrowings under the credit facility at March 31, 2024 was $191,138 for the revolving loan facility based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
As of March 31, 2024 and December 31, 2023, the Company was in compliance with all applicable financial loan covenants.
12. Financing Arrangement:
On September 30, 2009, the Company formed a joint venture whereby a third party acquired a 49.9% interest in Chandler Fashion Center, a 1,402,000 square foot regional shopping center in Chandler, Arizona, and Freehold Raceway Mall, a 1,546,000 square foot regional shopping center in Freehold, New Jersey (collectively referred to herein as "Chandler Freehold"). As a result of the Company having certain rights under the agreement to repurchase the assets after the seventh year of the formation of Chandler Freehold, the transaction did not qualify for sale treatment. The Company, however, is not obligated to repurchase the assets. The Company accounts for its investment in Chandler Freehold as a financing arrangement.
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
The fair value (Level 3 measurement) of the financing arrangement obligation at March 31, 2024 and December 31, 2023 was based upon a terminal capitalization rate of approximately 6.75% and 6.50%, respectively, a discount rate at both March 31, 2024 and December 31, 2023 of 8.00%, and market rents per square foot of $45 to $240. The fair value of the financing arrangement obligation is sensitive to these significant unobservable inputs and a change in these inputs may result in a significantly higher or lower fair value measurement. Distributions to the partner, excluding distributions of excess loan proceeds, and changes in fair value of the financing arrangement obligation are recognized as related party interest expense (income) in the Company's consolidated statements of operations.
During the three months ended March 31, 2024 and 2023, the Company recognized related party interest expense (income) in the Company's consolidated statements of operations in connection with the financing arrangement as follows:

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
12. Financing Arrangement: (Continued)

	For the Three Months Ended March 31,
	2024	2023
Distributions equal to the partner's share of net income (loss)	$800	$(340)
Distributions in excess of the partner's share of net income	700	2,818
Adjustment to fair value of financing arrangement obligation	2,939	(11,885)
	$4,439	$(9,407)
13. Noncontrolling Interests:
The Company allocates net (loss) income of the Operating Partnership based on the weighted average ownership interest during the period. The net (loss) income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 96% ownership interest in the Operating Partnership as of March 31, 2024 and December 31, 2023. The remaining 4% limited partnership interest as of March 31, 2024 and December 31, 2023 was owned by certain of the Company's executive officers and directors, certain of their affiliates and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the 10 trading days ending on the respective balance sheet date. Accordingly, as of March 31, 2024 and December 31, 2023, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $169,859 and $158,157, respectively.
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
14. Stockholders' Equity:
Stock Offerings
In connection with the commencement of an “at the market” offering program on March 26, 2021, which is referred to as the “ATM Program,” the Company entered into an equity distribution agreement with certain sales agents pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500,000 under the ATM Program.
During the three months ended March 31, 2024, the Company did not issue any shares of common stock under the ATM Program. As of March 31, 2024, $151,699 remained available to be sold under the ATM Program. Actual future sales will depend upon a variety of factors including, but not limited to, market conditions, the trading price of the Company’s common stock and the Company’s capital needs. The Company has no obligation to sell the remaining shares available for sale under the ATM Program.

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
There were no repurchases under the Stock Buyback Program during the three months ended March 31, 2024 or 2023.
15.   Acquisitions:
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
On November 16, 2023, the Company acquired its joint venture partner's 49.9% ownership interest in Freehold Raceway Mall for $5,587 and assumed its joint venture partner's share of debt. The Company now owns 100% of this property. Prior to November 16, 2023, the Company accounted for its investment in Freehold Raceway Mall as part of a financing arrangement (See Note 12—Financing Arrangement).
On December 9, 2023, the Company acquired its joint venture partner's 50% interest in Fashion District Philadelphia for no consideration, and the Company now owns 100% of this property. Prior to December 9, 2023, due to the Company's joint venture partner having no substantive participation rights, the Company accounted for this joint venture as a VIE in its consolidated financial statements (See Note 2—Summary of Significant Accounting Policies).

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
For the three months ended March 31, 2024, the Company did not have any land sales. For the three months ended March 31, 2023, the Company sold various land parcels in separate transactions, resulting in gains on sale of land of $4,374. The Company used its share of the proceeds from these sales to pay down debt and for other general corporate purposes.
17. Commitments and Contingencies:
As of March 31, 2024, the Company was contingently liable for $40,899 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. As of March 31, 2024, $40,820 of these letters of credit were secured by restricted cash. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the relevant agreement. At March 31, 2024, the Company had $12,539 in outstanding obligations, which it believes will be settled in the next twelve months.
18. Related Party Transactions:
Certain unconsolidated joint ventures have engaged the Management Companies to manage the operations of the Centers. Under these arrangements, the Management Companies are reimbursed for compensation paid to on-site employees, leasing agents and project managers at the Centers, as well as insurance costs and other administrative expenses.
The following are fees charged to unconsolidated joint ventures:

	For the Three Months Ended March 31,
	2024	2023
Management fees	$4,448	$4,220
Development and leasing fees	2,572	2,039
	$7,020	$6,259
Interest expense (income) from related party transactions includes $4,439 and $(9,407) for the three months ended March 31, 2024 and 2023, respectively, in connection with the financing arrangement (See Note 12—Financing Arrangement).
Due from affiliates includes $5,336 and $4,755 of unreimbursed costs and fees from unconsolidated joint ventures due to the Management Companies at March 31, 2024 and December 31, 2023, respectively.
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
During the three months ended March 31, 2024, the Company granted the following LTI Units:

Grant Date	Units	Type	Fair Value per LTI Unit	Vest Date
2/15/2024	305,129	Service-based	$17.47	12/31/2026
2/15/2024	280,637	Performance-based	$17.37	12/31/2026
3/1/2024	138,634	Service-based	$16.41	12/31/2026
3/1/2024	152,346	Service-based	$16.41	3/1/2027
3/1/2024	76,173	Service-based	$16.41	3/1/2028
3/1/2024	76,173	Service-based	$16.41	3/1/2029
3/1/2024	261,124	Performance-based	$16.18	12/31/2026
	1,290,216
The fair value of the service-based LTI Units was determined by the market price of the Company's common stock on the date of grant. The fair value (Level 3 measurement) of the performance-based LTI Units granted on February 15, 2024 was estimated on the date of grant using a Monte Carlo Simulation model that assumed an approximate three-year risk-free interest rate of 4.28% and an expected volatility of 45.04%. The fair value (Level 3 measurement) of the performance-based LTI Units granted on March 1, 2024 was estimated on the date of grant using a Monte Carlo Simulation model that assumed an approximate three-year risk-free interest rate of 4.25% and an expected volatility of 45.09%.
The following table summarizes the activity of the non-vested LTI Units, phantom stock units and stock units:

	LTI Units		Phantom Stock Units		Stock Units
	Units	Value(1)	Units	Value(1)	Units	Value(1)
Balance at January 1, 2024	2,256,847	$12.86	17,043	$14.19	284,047	$11.79
Granted	1,290,216	16.82	1,148	16.69	93,931	15.31
Vested	—	—	(5,385)	14.72	(95,724)	13.18
Balance at March 31, 2024	3,547,063	$14.30	12,806	$14.19	282,254	$12.49

(1) Value represents the weighted average grant date fair value.
The following table summarizes the activity of the vested stock options outstanding:

	Stock Options
	Units	Value(1)
Balance at January 1, 2024	26,371	$54.56
Granted	—	—
Balance at March 31, 2024	26,371	$54.56

(1) Value represents the weighted average exercise price.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
19. Share and Unit-Based Plans: (Continued)
The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended March 31,
	2024	2023
LTI Units	$2,176	$4,662
Stock units	791	1,232
Phantom stock units	79	78
	$3,046	$5,972
The Company capitalized share and unit-based compensation costs of $316 and $1,077 for the three months ended March 31, 2024 and 2023, respectively. Unrecognized compensation costs of share and unit-based plans at March 31, 2024 consisted of $22,617 from LTI Units, $2,155 from stock units and $182 from phantom stock units.
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
The income tax provision of the TRSs are as follows:

	For the Three Months Ended March 31,
	2024	2023
Current	$—	$—
Deferred	1,224	1,882
Total benefit	$1,224	$1,882
The net operating loss ("NOL") carryforwards generated through the 2017 tax year are scheduled to expire through 2037, beginning in 2031. Pursuant to the Tax Cuts and Jobs Act of 2017, NOLs generated in 2018 and subsequent tax years are carried forward indefinitely. The Coronavirus Aid, Relief and Economic Security Act removed the 80% of taxable income limitation, imposed by the Tax Cuts and Jobs Act, for NOLs generated in 2018, 2019 and 2020. Net deferred tax assets of $25,248 and $24,024 were included in deferred charges and other assets, net at March 31, 2024 and December 31, 2023, respectively.
The Company is required to establish a valuation allowance for any portion of the deferred tax asset that the Company concludes is more likely than not to be unrealizable. The Company’s assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of March 31, 2024, the Company had no valuation allowance recorded.
The tax years 2020 through 2022 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next twelve months.
21. Subsequent Events:
On April 26, 2024, the Company announced a dividend/distribution of $0.17 per share for common stockholders and OP Unitholders of record on May 20, 2024. All dividends/distributions will be paid 100% in cash on June 3, 2024.

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
Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or the industry to differ materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, as well as global, national, regional and local economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of current and prospective tenants, anchor or tenant bankruptcies, closures, mergers or consolidations, lease rates, terms and payments; elevated interest rates and inflation and its impact on the financial condition and results of operation of the Company, including as a result of any defaults on mortgage loans, and its tenants, availability, terms and cost of financing and operating expenses; adverse changes in the real estate markets including, among other things, competition from other companies, retail formats and technology, risks of real estate development and redevelopment (including rising inflation, supply chain disruptions and construction delays), acquisitions and dispositions; adverse impacts from any future pandemic, epidemic or outbreak of any highly infectious disease on the U.S., regional and global economies and the financial condition and results of operations of the Company and its tenants; the liquidity of real estate investments, governmental actions and initiatives (including legislative and regulatory changes); environmental and safety requirements; and terrorist activities or other acts of violence which could adversely affect all of the above factors. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results, including those made in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, as well as our other reports filed with the Securities and Exchange Commission (the "SEC"), which disclosures are incorporated herein by reference. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company does not intend, and undertakes no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P. (the "Operating Partnership"). As of March 31, 2024, the Operating Partnership owned or had an ownership interest in 43 regional retail centers (including office, hotel and residential space adjacent to these shopping centers), three community/power shopping centers and one redevelopment property. These 47 regional retail centers, community/power shopping centers and one redevelopment property consist of approximately 47 million square feet of gross leasable area ("GLA") and are referred to herein as the "Centers". The Centers consist of consolidated Centers ("Consolidated Centers") and unconsolidated joint venture Centers ("Unconsolidated Joint Venture Centers"), unless the context otherwise requires. The property management, leasing and redevelopment of the Company's portfolio is provided by the Company's seven management companies (collectively referred to herein as the

"Management Companies"). The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Management Companies.
The following discussion is based primarily on the consolidated financial statements of the Company for the three months ended March 31, 2024 and 2023. It compares the results of operations for the three months ended March 31, 2024 to the results of operations for the three months ended March 31, 2023. It also compares the results of operations and cash flows for the three months ended March 31, 2024 to the results of operations and cash flows for the three months ended March 31, 2023.
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
On December 9, 2023, the Company acquired its joint venture partner’s 50% interest in Fashion District Philadelphia for no consideration, and the Company now owns 100% of this property. Prior to December 9, 2023, due to the Company’s joint venture partner having no substantive participation rights, the Company accounted for this joint venture as a consolidated variable interest entity in its consolidated financial statements (See Note 2 – Summary of Significant Accounting Policies and Note 15 – Acquisitions in the Notes to the Consolidated Financial Statements).
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

On December 27, 2023, the Company’s joint venture in One Westside sold the property, a 680,000 square foot office property in Los Angeles, California, for $700.0 million. The existing $325.0 million loan on the property was repaid, and $77.6 million of net proceeds were generated at the Company’s 25% ownership share, which were used to reduce the Company’s revolving loan facility. As a result of this transaction, the Company recognized its share of gain on sale of assets of $8.1 million. (See "Liquidity and Capital Resources").
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

On January 20, 2023, the Company exercised its one-year extension option of the loan on Fashion District Philadelphia to January 22, 2024. The interest rate was SOFR plus 3.60% and the Company repaid $26.1 million of the outstanding loan balance at closing.
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
Effective October 6, 2023, the Company's $86.5 million loan on Fashion Outlets of Niagara Falls was in default. The Company subsequently extended the maturity date on this loan.
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
On January 22, 2024, the Company repaid the majority of the mortgage loan on Fashion District Philadelphia. The remaining $8.2 million was scheduled to mature on April 21, 2024 and was paid in full prior to maturity.
On January 25, 2024, the Company replaced the existing $116.9 million mortgage loan on Danbury Fair Mall with a new $155.0 million loan that bears interest at a fixed rate of 6.39%, is interest only during the majority of the loan term and matures on February 6, 2034.
On March 19, 2024, the Company closed a three-year extension of the $84.7 million loan on Fashion Outlets of Niagara Falls. The scheduled outstanding $1.8 million principal payments were applied at closing. The extended loan bears the same fixed interest rate of 5.90%, and matures on October 6, 2026.
On April 9, 2024, the Company defaulted on the $300.0 million loan on Santa Monica Place. The Company is in negotiations with the lender on the terms of this non-recourse loan.
On April 19, 2024, the Company repaid in full the remaining $8.2 million loan on Fashion District Philadelphia.
The Company is in the process of closing a two-year extension of the $150.7 million loan on The Oaks, which matures on June 5, 2024. The Company expects the new interest rate during the first year of the extended loan term will be 7.5% and that it will increase to 8.5% during the second year of the extended loan term.

The Company is in the process of closing a refinance of the $256.0 million loan on Chandler Fashion Center, which matures on July 5, 2024. The new loan, which is expected to be $275.0 million, is expected to have a five-year term and bear a fixed interest rate that is yet to be determined.
Redevelopment and Development Activities:
The Company has a 50/50 joint venture with Simon Property Group, which was initially formed to develop Los Angeles Premium Outlets, a premium outlet center in Carson, California. The Company has funded $39.5 million of the total $78.9 million incurred by the joint venture as of March 31, 2024. During the first quarter of 2024, the Company evaluated its investment and concluded that due to certain conditions, the Company should not continue to invest capital in this development project. As a result, the Company wrote-off its share of the investment in the three months ended March 31, 2024 (See Note 4 – Investments in Unconsolidated Joint Ventures in the Notes to the Consolidated Financial Statements).
The Company’s joint venture in Scottsdale Fashion Square, a 1,871,000 square foot regional retail center in Scottsdale, Arizona, is redeveloping a two-level Nordstrom wing with luxury-focused retail and restaurant uses. The total cost of the project is estimated to be between $80.0 million and $86.0 million, with $40.0 million and $43.0 million estimated to be the Company’s pro rata share. The Company has incurred $23.1 million of the total $46.2 million incurred by the joint venture as of March 31, 2024. The anticipated opening is in 2024.
The Company is redeveloping the northeast quadrant of Green Acres Mall, a 2,058,000 square foot regional retail center in Valley Stream, New York. The project will include new exterior shops and façade totaling approximately 385,000 square feet of leasing, including new grocery use, redevelopment of a vacant anchor building and demolition of another vacant anchor building. The total cost of the project is estimated to be between $120.0 million and $140.0 million. The Company has incurred approximately $12.1 million as of March 31, 2024. The anticipated opening is in 2026.
Other Transactions and Events:
The Company declared a cash dividend of $0.17 per share of its common stock for each quarter of 2023. On February 2, 2024, the Company announced a first quarter cash dividend of $0.17 per share of its common stock, which was paid on March 4, 2024 to stockholders of record on February 16, 2024. On April 26, 2024, the Company announced a second quarter cash dividend of $0.17 per share of its common stock, which will be paid on June 3, 2024 to stockholders of record on May 20, 2024. The dividend amount will be reviewed by the Board on a quarterly basis.
In connection with the commencement of an “at the market” offering program on March 26, 2021, which is referred to as the “ATM Program,” the Company entered into an equity distribution agreement with certain sales agents pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500 million. As of March 31, 2024, the Company had approximately $151.7 million of gross sales of its common stock available under the ATM Program.
See “—Liquidity and Capital Resources” for a further discussion of the Company’s anticipated liquidity needs, and the measures taken by the Company to meet those needs.
Inflation:
Most of the leases at the Centers have rent adjustments periodically throughout the lease term. These rent increases are either in fixed increments or based on using an annual multiple of increases in the Consumer Price Index. In addition, the routine expiration of leases for spaces 10,000 square feet and under each year enables the Company to replace existing leases with new leases at higher base rents if the rents of the existing leases are below the then existing market rate. The Company has generally entered into leases that require tenants to pay a stated amount for operating expenses, generally excluding property taxes, regardless of the expenses actually incurred at any Center, which places the burden of cost control on the Company. Additionally, most leases require the tenants to pay their pro rata share of property taxes and utilities. Inflation is expected to have a negative impact on the Company's costs in 2024.
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
Asset Impairment:
The Company assesses whether an indicator of impairment in the value of its properties exists by considering expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include projected rental revenue, operating costs and capital expenditures as well as capitalization rates and estimated holding periods. The Company generally holds and operates its properties long-term, which decreases the likelihood of their carrying values not being recoverable. Changes in events or changes in circumstances may alter the expected hold period of an asset or asset group, which may result in an impairment loss and such loss could be material to the Company’s financial condition or operating performance. If the carrying value of the property exceeds the estimated undiscounted cash flows, an impairment loss is recognized equal to the excess of carrying value over its estimated fair value. Properties classified as held for sale are measured at the lower of the carrying amount or fair value less cost to sell.
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
For the comparison of the three months ended March 31, 2024 to the three months ended March 31, 2023, the JV Transition Centers are the five former Sears parcels at Chandler Fashion Center, Danbury Fair Mall, Freehold Raceway Mall, Los Cerritos Center and Washington Square (See “Acquisitions” in Management’s Overview and Summary). The Disposition Properties are The Marketplace at Flagstaff, Superstition Springs Power Center and Towne Mall (See "Dispositions" in Management’s Overview and Summary). For the comparison of the three months ended March 31, 2024 to the three months ended March 31, 2023, there are no Redevelopment Properties.
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

During the trailing twelve months ended March 31, 2024, comparable tenant sales for spaces less than 10,000 square feet across the portfolio decreased by 0.8% relative to the first quarter of 2023. The leased occupancy rate of 93.4% at March 31, 2024 represented a 1.2% increase from 92.2% at March 31, 2023 and a 0.1% sequential decrease compared to the 93.5% occupancy rate at December 31, 2023. Releasing spreads increased as the Company executed leases at an average rent of $62.95 for new and renewal leases executed compared to $54.88 on leases expiring, resulting in a releasing spread increase of $8.07 per square foot, or 14.7%, for the trailing twelve months ended March 31, 2024. This was the Company’s tenth consecutive quarter of positive base rent leasing spreads.
2024 lease expirations continue to be an important focal point for the Company. As of March 31, 2024, the Company has executed renewal leases or commitments on 65% of its square footage expiring in 2024, which leases are expected to commence throughout 2024 and another 24% of such expiring space is in the letter of intent stage. Excluding those leases, the remaining leases expiring in 2024, which represent approximately 354,000 square feet of the Centers, are in the prospecting stage. The Company continues to renew or replace leases that are scheduled to expire in 2024, however, due to a variety of factors, the Company cannot be certain of its ability to sign, renew or replace leases expiring in 2024 or beyond.
The Company has entered into 159 leases for new stores totaling approximately 1.6 million square feet that have opened or are planned for opening in 2024, and another 22 leases for new stores totaling approximately 795,000 square feet opening after 2024. While there may be additional new space openings in 2024, any such leases are not yet executed.
During the quarter ended March 31, 2024, the Company signed 46 new leases and 176 renewal leases comprising approximately 1.0 million square feet of GLA. The average tenant allowance was $10.20 per square foot.
Outlook
During March 2024, the Company celebrated its 30th anniversary as a public company and also welcomed Jackson Hsieh as its Chief Executive Officer and President. Following the appointment of Mr. Hsieh, the Company’s leadership team has spent considerable time refining the path forward for the Company, one which is focused on robust portfolio management with a goal of significantly reducing the Company’s leverage over the coming years.
The Company has a long-term four-pronged business strategy that focuses on the acquisition, leasing and management, redevelopment and development of regional retail centers. Although the majority of the key performance indicators at the Centers continued to improve during the first quarter of 2024, including a strong start to 2024 leasing volume and leasing spreads, operating results in 2024 are expected to be negatively impacted by certain external factors, including any continued increase in inflation and elevated interest rates, as well as the impact from the recent bankruptcy of Express and any future tenant bankruptcies. Additionally, the Company is focused on a strategic plan with several core objectives, including simplifying its business, improving operational performance and reducing its overall leverage.
Traffic levels at the Company’s Centers for the first quarter of 2024 increased by 1.5% from 2023 levels for the same time period. Portfolio tenant sales from spaces less than 10,000 square feet were $837 compared to $836 for the year ended December 31, 2023. Comparable tenant sales from spaces less than 10,000 square feet across the portfolio for the quarter ended March 31, 2024 decreased by 0.8% compared to the same period in 2023.
During 2023, the Company signed 839 new and renewal leases for approximately 4.2 million square feet, compared to 963 leases and 3.8 million square feet signed during 2022. This leasing volume represented a 13% decrease in the number of leases and a 12% increase in the amount of square footage leased compared to the same period in 2022 on a comparable basis, and was the highest volume leasing year in the Company’s history. During the first quarter of 2024, the Company continued its strong leasing trajectory and signed 222 leases for approximately 1.0 million square feet, compared to 248 leases and 917,000 square feet leased during the first quarter of 2023, representing a 14% increase in the amount of square footage leased and an 11% decrease in the number of leases signed on a comparable center basis.
The Company believes that diversity of use within its tenant base has been, and will continue to be, a prominent internal growth catalyst at its Centers going forward, as new uses enhance the productivity and diversity of the tenant mix and have the potential to significantly increase customer traffic at the applicable Centers. During the quarter ended March 31, 2024, the Company signed deals for new stores with new-to-Macerich portfolio uses for 11,000 square feet, with another 147,000 square feet of such new-to-Macerich portfolio leases currently in negotiation as of the date of this Quarterly Report on Form 10-Q. During the year ended December 31, 2023, the Company signed leases for new stores with new-to-Macerich portfolio uses totaling over 600,000 square feet.
As of March 31, 2024, the leased occupancy rate was 93.4%, a 1.2% increase compared to the leased occupancy rate at March 31, 2023 of 92.2% and a 0.1% sequential decrease compared to the leased occupancy rate of 93.5% at December 31, 2023.

Many of the Company’s leases contain co-tenancy clauses. Certain Anchor or small tenant closures have become permanent, whether caused by the pandemic or otherwise, and co-tenancy clauses within certain leases may be triggered as a result. The Company does not anticipate that the negative impact of such clauses on lease revenue will be significant.
The pace of bankruptcy filings involving the Company’s tenants decreased substantially in 2023 and in 2022 compared to 2021. For the year ended December 31, 2023, there were ten bankruptcy filings involving the Company’s tenants totaling fifteen leases and representing approximately 111,000 square feet of leased space and $3.6 million of annual leasing revenue at the Company’s share. Year-to-date in 2024, there have been four bankruptcy filings involving the Company’s tenants, including the bankruptcy of Express announced on April 22, 2024, totaling 36 leases and representing approximately 251,000 square feet of leased space and $17.1 million of annual leasing revenue at the Company’s share.
During 2024, the Company expects to generate positive cash flow from operations after recurring operating capital expenditures, leasing capital expenditures and payment of dividends. This assumption does not include any potential capital generated from dispositions, refinancings or issuances of common stock. This expected surplus will be used to fund the Company’s development and redevelopment pipeline and, to the extent available, de-lever the Company’s balance sheet.
Additionally, the Company's goal is to reduce its Net Debt to EBITDA leverage to a lower level over the next few years. This plan may be effected through a variety of methods, including asset dispositions and acquisitions, organic growth in EBITDA as the Company's lease pipeline opens for business, being selective about undertaking new development and redevelopment projects, and the issuance of common stock, the timing and extent of which are indeterminable at this time. Asset sales will focus on whether a retail center is core to the Company’s strategy and asset dispositions may include defaulting on certain mortgage debts on the Company’s properties and giving possession of such secured properties to the lender.
The Company continues to actively address its near-term, non-recourse loan maturities, with five completed or in the process transactions year-to-date in 2024 totaling approximately $689.4 million, or approximately $540.2 million at the Company’s pro rata share. For additional information on the Company’s financing transactions in the year ended 2023 through the date of this Quarterly Report on Form 10-Q, see “Financing Activities” in Management’s Overview and Summary.
On April 9, 2024, the Company defaulted on the $300.0 million loan on Santa Monica Place and the Company is in negotiations with the lender on the terms of this non-recourse loan.
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
Comparison of Three Months Ended March 31, 2024 and 2023
Revenues:
Leasing revenue decreased by $7.4 million, or 3.7%, from 2023 to 2024. The decrease in leasing revenue is attributed to decreases of $7.0 million from the Same Centers and $1.5 million from the Disposition Properties offset in part by an increase of $1.1 million from the JV Transition Centers. Leasing revenue includes the amortization of above and below-market leases, the amortization of straight-line rents, lease termination income, percentage rent and the recovery of bad debts. The amortization of above and below-market leases decreased from $1.1 million in 2023 to $0.1 million in 2024. Straight-line rents decreased from $(1.8) million in 2023 to $(3.2) million in 2024. Lease termination income decreased from $1.8 million in 2023 to $1.1 million in 2024. Percentage rent decreased from $5.5 million in 2023 to $2.6 million in 2024. (Provisions for) recovery of bad debts decreased from $1.0 million in 2023 to $(2.9) million in 2024.
Management Companies' revenue increased from $6.8 million in 2023 to $8.2 million in 2024 due to an increase in leasing and development fees.
Shopping Center and Operating Expenses:
Shopping center and operating expenses increased $3.7 million, or 5.2%, from 2023 to 2024. The increase in shopping center and operating expenses is attributed to an increase of $4.5 million from the Same Centers, which is primarily due to increased weather related costs, and is offset in part by decreases of $0.1 million from the JV Transition Centers and $0.7 million from the Disposition Properties.

Leasing Expenses:
Leasing expenses increased from $9.7 million in 2023 to $10.5 million in 2024 due to an increase in compensation expense.
REIT General and Administrative Expenses:
REIT general and administrative expenses increased $0.7 million from 2023 to 2024 due to an increase in legal fees.
Depreciation and Amortization:
Depreciation and amortization decreased $3.1 million from 2023 to 2024. The decrease in depreciation and amortization is attributed to decreases of $3.3 million from the Same Centers and $0.5 million from the Disposition Properties offset in part by an increase of $0.7 million from the JV Transition Centers.
Interest Expense:
Interest expense increased $12.8 million from 2023 to 2024. The increase in interest expense is attributed to increases of $13.8 million from the financing arrangement discussed in Note 12 in the Company's Notes to the Consolidated Financial Statements and $0.9 million from higher interest rates and outstanding balances on the Company's revolving line of credit offset in part by decreases of $0.9 million from the Same Centers, $0.8 million from the JV Transition Centers and $0.2 million from the Disposition Properties. The increase in interest expense from the financing arrangement is primarily due to the change in fair value of the underlying properties and the mortgage notes payable on the underlying properties.
Equity in Loss of Unconsolidated Joint Ventures:
Equity in loss of unconsolidated joint ventures increased $11.5 million from 2023 to 2024. The increase in equity in loss of unconsolidated joint ventures is primarily due to the write-down of the Company's investment in Los Angeles Premium Outlets of $57.7 million in 2024 offset in part by the impairment loss in 2023 of $51.4 million at MS Portfolio LLC, as a result of the reduction in the estimated holding period (See Note 4 – Investments in Unconsolidated Joint Ventures in the Company’s Notes to the Consolidated Financial Statements).
(Loss) Gain on Sale or Write Down of Assets, net:
(Loss) gain on sale or write down of assets, net increased $39.9 million from 2023 to 2024. The increase is primarily due to the impairment loss of $36.0 million at Santa Monica Place, as a result of the reduction in the estimated holding period of the property (See “—Financing Activities” in Management's Overview and Summary).
Net Loss:
Net loss increased $73.3 million from 2023 to 2024. The increase in net loss is primarily due to the 2024 impairment losses at Santa Monica Place and Los Angeles Premium Outlets, offset in part by the 2023 write-down of assets as a result of the reduction in the estimated holding period at MS Portfolio LLC, along with the other variances noted above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold, accrued default interest expense and unrealized gain or loss on non-real estate investments decreased 22.2% from $95.9 million in 2023 to $74.6 million in 2024. For a reconciliation of net loss attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders—diluted, and FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold, accrued default interest expense and unrealized loss on non-real estate investments—diluted, see "Funds From Operations ("FFO")" below.
Operating Activities:
Cash provided by operating activities decreased $19.6 million from 2023 to 2024. The decrease is primarily due to the changes in assets and liabilities and the results, as discussed above.
Investing Activities:
Cash used in investing activities was $27.0 million in 2024 compared to cash provided by investing activities of $118.2 million in 2023. The increase in cash used in investing activities is primarily attributed to decreases in distributions from unconsolidated joint ventures of $141.2 million, increases in development, redevelopment and renovation of $6.4 million and decreases in proceeds from the sale of assets of $5.0 million offset in part by decreases in property improvements of $7.5 million. The decrease in distributions from unconsolidated joint ventures is primarily due to the distribution of net loan proceeds from the Scottsdale Fashion Square refinance in 2023 (See “—Financing Activities” in Management’s Overview and Summary).
Financing Activities:
Cash used in financing activities decreased $175.0 million from 2023 to 2024. The decrease in cash used in financing activities is primarily due to the decrease in payments on mortgages, bank and other notes payable of $313.4 million and a decrease in dividends and distributions of $2.6 million offset in part by a decrease in proceeds from mortgages, bank and other notes payable of $150.0 million.
Liquidity and Capital Resources
The Company anticipates meeting its liquidity needs for its operating expenses, debt service and dividend requirements for the next twelve months and beyond through cash generated from operations, distributions from unconsolidated joint ventures, working capital reserves and/or borrowings under its line of credit.
Additionally, the Company is focused on its goal to reduce its Net Debt to EBITDA leverage to a lower level over the next few years. This plan may be effected through a variety of methods, including asset dispositions and acquisitions, organic growth in EBITDA as the Company's lease pipeline opens for business, being selective about undertaking new development and redevelopment projects, and the issuance of common stock, the timing and extent of which are indeterminable at this time. The asset dispositions may include defaulting on certain mortgage debts on the Company's properties and giving possession of such secured properties to the lender.
Uses of Capital
The following tables summarize capital expenditures incurred at the Centers (at the Company's pro rata share):

	For the Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Consolidated Centers:
Acquisitions of property, building improvement and equipment	$4,160	$3,867
Development, redevelopment, expansions and renovations of Centers	18,186	16,224
Tenant allowances	2,916	9,895
Deferred leasing charges	1,153	1,078
	$26,415	$31,064
Unconsolidated Joint Venture Centers:
Acquisitions of property, building improvement and equipment	$2,253	$1,464
Development, redevelopment, expansions and renovations of Centers	8,749	13,482
Tenant allowances	3,083	2,430
Deferred leasing charges	1,904	675
	$15,989	$18,051
The Company expects amounts to be incurred during the next twelve months for tenant allowances and deferred leasing charges to be comparable to 2023. The Company expects to incur approximately $160.0 million to $180.0 million during 2024 for development, redevelopment, expansion and renovations. Capital for these expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of cash on hand, debt or equity financings, which are expected to include borrowings under the Company's line of credit, from property financings and construction loans, each to the extent available. The Company will be very selective in undertaking any future development or redevelopment projects and may choose to pause existing projects if the Company believes they are no longer economically viable.
Sources of Capital
The Company has also generated liquidity in the past, and may continue to do so in the future, through equity offerings and issuances, property refinancings, joint venture transactions and the sale of non-core assets. Asset sales will focus on whether a center is core to the Company's strategy. For example, the Company sold The Marketplace at Flagstaff in Flagstaff, Arizona on May 2, 2023, Superstition Springs Power Center in Mesa, Arizona on July 17, 2023, and the Company's joint venture sold One Westside in Los Angeles, California on December 27, 2023. The Company used its share of proceeds from these transactions to pay down its line of credit and other debt obligations. During the year ended December 31, 2023, the Company and certain joint venture partners sold various land parcels in separate transactions for aggregate proceeds of $16.4 million (at the Company's share), which the Company used to pay down debt and for other general corporate purposes. Furthermore, the Company has filed a shelf registration statement, which registered an unspecified amount of common stock, preferred stock, depositary shares, debt securities, warrants, rights, stock purchase contracts and units that may be sold from time to time by the Company.
On March 26, 2021, the Company registered an "at the market" offering program, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500 million under the ATM Program, in amounts and at times to be determined by the Company. During the three months ended March 31, 2024, no shares were issued under the ATM Program. As of March 31, 2024, the Company had approximately $151.7 million of gross sales of its common stock available under the ATM Program.
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
The Company's total outstanding loan indebtedness, which includes mortgages and other notes payable, at March 31, 2024 was $6.96 billion (consisting of $4.27 billion of consolidated debt, less $0.16 billion of noncontrolling interests, plus $2.85 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand, with the exception of Santa Monica Place (See “—Financing Activities” in Management’s Overview and Summary).
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
Additionally, as of March 31, 2024, the Company was contingently liable for $40.9 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. As of March 31, 2024, $40.8 million of these letters of credit were secured by restricted cash. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company continues to actively address its near-term, non-recourse loan maturities, with five completed or in process transactions year-to-date in 2024 totaling approximately $689.4 million, or approximately $540.2 million at the Company’s pro rata share. For additional information on the Company’s financing transactions in the year ended 2023 through the date of this Quarterly Report on Form 10-Q, see “Financing Activities” in Management’s Overview and Summary.
Previously, the Company had a $525 million revolving loan facility, which was scheduled to mature on April 14, 2024. On September 11, 2023, the Company and the Operating Partnership entered into an amended and restated credit agreement, which amended and restated their prior credit agreement, and provides for an aggregate $650 million revolving loan facility that matures on February 1, 2027, with a one-year extension option. The revolving loan facility can be expanded up to $950 million, subject to receipt of lender commitments and other conditions. Concurrently with the entry into the amended and restated credit agreement, the Company drew $152 million of the amount available under the revolving loan facility and used the proceeds to repay in full amounts outstanding under its prior credit facility. All obligations under the credit facility are guaranteed unconditionally by the Company and are secured in the form of mortgages on certain wholly-owned assets and pledges of equity interests held by certain of the Company’s subsidiaries. The new credit facility bears interest, at the Operating Partnership’s option, at either the base rate (as defined in the credit agreement) or adjusted term SOFR (as defined in the credit agreement) plus, in both cases, an applicable margin. The applicable margin depends on the Company’s overall leverage ratio and ranges from 1.00% to 2.50% over the selected index rate. As of March 31, 2024, the borrowing rate was SOFR plus a spread of 2.35%. As of March 31, 2024, borrowings under the credit facility were $185.0 million less unamortized deferred finance costs of $14.5 million for the revolving loan facility at a total effective interest rate of 8.33%. As of March 31, 2024, the Company’s availability under the revolving loan facility for additional borrowings was $464.9 million.
Cash dividends and distributions for the three months ended March 31, 2024 were $39.2 million (including distributions from consolidated joint ventures of $0.5 million), which were funded by operations.
At March 31, 2024, the Company was in compliance with all applicable loan covenants under its agreements.
At March 31, 2024, the Company had cash and cash equivalents of $120.1 million.
Material Cash Commitments:
The following is a schedule of material cash commitments as of March 31, 2024 for the Consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Cash Commitments	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)(1)	$5,046,400	$1,321,723	$1,194,469	$741,966	$1,788,242
Lease obligations(2)	137,901	18,084	24,769	20,217	74,831
	$5,184,301	$1,339,807	$1,219,238	$762,183	$1,863,073
__________________________________________________________
(1)Interest payments on floating rate debt were based on rates in effect at March 31, 2024.
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
The Company also presents FFO excluding financing expense in connection with Chandler Freehold, gain or loss on extinguishment of debt, accrued default interest expense and unrealized gain or loss on non-real estate investments.
FFO and FFO on a diluted basis are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization, as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. The Company believes that such a presentation also provides investors with a more meaningful measure of its operating results in comparison to the operating results of other REITs. In addition, the Company believes that FFO excluding financing expense in connection with Chandler Freehold, impact associated with extinguishment of debt, accrued default interest expense and impact of non-cash changes in the market value of non-real estate investments provides useful supplemental information regarding the Company’s performance as it shows a more meaningful and consistent comparison of the Company’s operating performance and allows investors to more easily compare the Company’s results. On March 19, 2024, the Company closed on a three-year extension of the Fashion Outlets of Niagara Falls non-recourse loan and all default interest expense was reversed. GAAP requires that the Company accrue default interest expense, which is not expected to be paid and is expected to be reversed once a loan is modified or once title to the mortgaged loan collateral is transferred. The Company believes that the accrual of default interest on non-recourse loans, and the related reversal thereof should be excluded. The Company holds certain non-real estate investments that are subject to mark to market changes every quarter. These investments are not core to the Company's business, and the changes to market value and the related unrealized gain or loss are entirely non-cash in nature. As a result, the Company believes that the unrealized gain or loss on non-real estate investments should be excluded. In the first quarter of 2024, the Company updated its presentation to exclude unrealized gain or loss on non-real estate investments for the reasons noted above. The Company recast the presentation for prior periods to reflect this change.
The Company believes that FFO does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income (loss) as defined by GAAP, and is not indicative of cash available to fund all cash flow needs. The Company also cautions that FFO, as presented, may not be comparable to similarly titled measures reported by other real estate investment trusts.
Management compensates for the limitations of FFO by providing investors with financial statements prepared according to GAAP, along with this detailed discussion of FFO and a reconciliation of net (loss) income to FFO and FFO—diluted. Management believes that to further understand the Company's performance, FFO should be compared with the Company's reported net income (loss) and considered in addition to cash flows in accordance with GAAP, as presented in the Company's consolidated financial statements. The following reconciles net loss attributable to the Company to FFO and FFO—diluted attributable to common stockholders and unit holders-basic and diluted, excluding financing expense in connection with Chandler Freehold, accrued default interest expense and unrealized loss on non-real estate investments for the three months ended March 31, 2024 and 2023 (dollars and shares in thousands):

	For the Three Months Ended March 31,
	2024	2023
Net loss attributable to the Company	$(126,728)	$(58,733)
Adjustments to reconcile net loss attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted:
Noncontrolling interests in the Operating Partnership	(5,930)	(2,453)
Loss (gain) on sale or write down of assets, net—consolidated assets	36,085	(3,779)
Add: noncontrolling interests share of gain on sale or write down of assets—consolidated assets	—	1,886
Add: gain on sale of undepreciated assets—consolidated assets	—	4,374
Less: noncontrolling interests share of gain of undepreciated assets—consolidated assets	—	(1,886)
Loss on sale or write down of assets—unconsolidated joint ventures, net(1)	57,655	50,127
Add: (loss) gain on sale of undepreciated assets—unconsolidated joint ventures(1)	(17)	104
Depreciation and amortization—consolidated assets	68,351	71,453
Less: noncontrolling interests in depreciation and amortization—consolidated assets	(1,733)	(3,648)
Depreciation and amortization—unconsolidated joint ventures(1)	40,697	42,507
Less: depreciation on personal property	(1,835)	(2,177)
FFO attributable to common stockholders and unit holders—basic and diluted	66,545	97,775
Financing expense in connection with Chandler Freehold	3,639	(9,067)
FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold—basic and diluted	$70,184	$88,708
Accrued default interest expense	(1,045)	—
Unrealized loss on non-real estate investments	5,461	7,210
FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold, accrued default interest expense and unrealized loss on non-real estate investments —basic and diluted	$74,600	$95,918
Weighted average number of FFO shares outstanding for:
FFO attributable to common stockholders and unit holders—basic(2)	226,141	224,271
Adjustments for impact of dilutive securities in computing FFO—diluted:
Share and unit based compensation plans	—	—
Weighted average number of FFO shares outstanding for FFO attributable to common stockholders and unit holders—basic and diluted(2)	226,141	224,271
(1)     Unconsolidated joint ventures are presented at the Company's pro rata share.
(2)     Calculated based upon basic net income as adjusted to reach basic FFO. Includes 10.1 million and 9.0 million of OP Units outstanding for the three months ended March 31, 2024 and 2023, respectively.
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
The following table sets forth information as of March 31, 2024 concerning the Company's long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the twelve months ending March 31,
	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long-term debt:
Fixed rate	$1,133,459	$223,272	$402,979	$373,457	$8,431	$1,672,271	$3,813,869	$3,531,165
Average interest rate	3.92%	3.54%	4.03%	5.88%	4.09%	4.27%	4.26%
Floating rate	8,171	300,000	—	—	185,000	—	493,171	494,594
Average interest rate	8.92%	6.85%	—%	—%	7.75%	—%	7.22%
Total debt—Consolidated Centers	$1,141,630	$523,272	$402,979	$373,457	$193,431	$1,672,271	$4,307,040	$4,025,759
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long-term debt (at Company's pro rata share):
Fixed rate	$132,885	$230,830	$701,099	$946,006	$460,299	$346,039	$2,817,158	$2,646,084
Average interest rate	7.31%	4.13%	5.43%	4.83%	5.90%	3.84%	5.09%
Floating rate	—	—	32,888	1,259	12,000	—	46,147	47,558
Average interest rate	—%	—%	9.57%	8.07%	7.82%	—%	9.07%
Total debt—Unconsolidated Joint Venture Centers	$132,885	$230,830	$733,987	$947,265	$472,299	$346,039	$2,863,305	$2,693,642
The Consolidated Centers' total fixed rate debt at both March 31, 2024 and December 31, 2023 was $3.8 billion. The average interest rate on the fixed rate debt at March 31, 2024 and December 31, 2023 was 4.26% and 4.29%, respectively. The Consolidated Centers' total floating rate debt at March 31, 2024 and December 31, 2023 was $493.2 million and $475.8 million, respectively. The average interest rate on the floating rate debt at March 31, 2024 and December 31, 2023 was 7.22% and 7.43%, respectively.
The Company's pro rata share of the unconsolidated joint venture Centers' fixed rate debt at both March 31, 2024 and December 31, 2023 was $2.8 billion. The average interest rate on the fixed rate debt at March 31, 2024 and December 31, 2023 was 5.09% and 5.06%, respectively. The Company's pro rata share of the unconsolidated joint venture Centers' floating rate debt at March 31, 2024 and December 31, 2023 was $46.1 million and $45.2 million, respectively. The average interest rate on the floating rate debt at March 31, 2024 and December 31, 2023 was 9.07% and 9.00%, respectively.
The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value. Interest rate cap agreements offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements effectively replace a floating rate on the notional amount with a fixed rate as noted above. As of March 31, 2024, the Company has interest rate cap agreements in place (See Note 4—Investments in Unconsolidated Joint Ventures and Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements). The respective loans each require an interest rate cap agreement to be in place at all times, which limits how high the prevailing floating loan rate index (i.e., SOFR) for the loans can rise. As of the date of this Quarterly Report on Form 10-Q, SOFR for each of these loans exceeded the strike interest rate (the "Strike Rate") within the required interest rate cap agreement. If SOFR does exceed the Strike Rate, each of these loans would then be considered fixed rate debt. If SOFR for these respective loans thereafter no longer exceeds the Strike Rate, then these loans would once again be considered floating rate debt.

In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $5.4 million per year based on $539.3 million of floating rate debt outstanding at March 31, 2024.
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
Item 4.    Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of March 31, 2024, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A.  Risk Factors
There have been no material changes to the risk factors relating to the Company set forth under the caption "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
(a) None.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2024 to January 31, 2024	—	$—	—	$278,707,048
February 1, 2024 to February 29, 2024	—	—	—	$278,707,048
March 1, 2024 to March 31, 2024	—	—	—	$278,707,048
Total	—	$—	—
(1)On February 12, 2017, the Company's Board of Directors authorized the repurchase of up to $500.0 million of the Company's outstanding common shares from time to time as market conditions warrant.
Item 3.  Defaults Upon Senior Securities
Not Applicable
Item 4.  Mine Safety Disclosures
Not Applicable
Item 5.  Other Information
During the three months ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

3.1.14	Articles of Amendment of the Company (increased authorized shares) (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date May 28, 2021).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date January 26, 2023).

Exhibit Number	Description
10.1*	The Macerich Company Amended and Restated Severance Pay Plan, effective as of March 1, 2024.
10.2*	Employment Agreement between the Company and Jackson Hsieh, effective as of March 1, 2024.
10.3*	The Macerich Company Sign-On LTIP Inducement Unit Award Agreement (Service-Based) between the Company and Jackson Hsieh, dated March 1, 2024.
10.4*	The Macerich Company 2024 LTIP Inducement Unit Award Agreement (Service-Based) between the Company and Jackson Hsieh, dated March 1, 2024.
10.5*	The Macerich Company 2024 LTIP Inducement Unit Award Agreement (Performance-Based) between the Company and Jackson Hsieh, dated March 1, 2024.
10.6*	Letter Agreement between the Company and Edward C. Coppola, dated February 2, 2024.
31.1	Section 302 Certification of Jackson Hsieh, Chief Executive Officer
31.2	Section 302 Certification of Scott Kingsmore, Chief Financial Officer
32.1**	Section 906 Certifications of Jackson Hsieh and Scott Kingsmore
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).

* Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.
** Furnished herewith.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MACERICH COMPANY
		By:	/s/ SCOTT W. KINGSMORE
Scott W. Kingsmore
Senior Executive Vice President, Treasurer and Chief Financial Officer
Date:	May 9, 2024		(Principal Financial Officer)