Form 10-Q
period 2024-06-30
MACERICH CO
filed 2024-08-08
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
Number of shares outstanding as of August 5, 2024 of the registrant's common stock, par value $0.01 per share: 215,991,342 shares

THE MACERICH COMPANY
FORM 10-Q

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS:
Property, net	$6,138,889	$5,900,489
Cash and cash equivalents	70,692	94,936
Restricted cash	110,962	95,358
Tenant and other receivables, net	139,358	183,478
Right-of-use assets, net	114,448	118,664
Deferred charges and other assets, net	284,242	263,068
Due from affiliates	3,298	4,755
Investments in unconsolidated joint ventures	915,817	852,764
Total assets	$7,777,706	$7,513,512
LIABILITIES AND EQUITY:
Mortgage notes payable	$4,373,234	$4,136,136
Bank and other notes payable	171,436	89,548
Accounts payable and accrued expenses	67,703	64,194
Lease liabilities	79,731	83,989
Other accrued liabilities	311,425	334,742
Distributions in excess of investments in unconsolidated joint ventures	185,437	174,786
Financing arrangement obligation	—	102,516
Total liabilities	5,188,966	4,985,911
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized at June 30, 2024 and December 31, 2023, and 216,403,221 and 215,976,614 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	2,162	2,158
Additional paid-in capital	5,515,333	5,509,603
Accumulated deficit	(3,012,029)	(3,063,789)
Accumulated other comprehensive loss	(32)	(952)
Total stockholders' equity	2,505,434	2,447,020
Noncontrolling interests	83,306	80,581
Total equity	2,588,740	2,527,601
Total liabilities and equity	$7,777,706	$7,513,512
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Leasing revenue	$197,961	$192,653	$389,613	$391,698
Other	10,781	11,686	19,683	20,740
Management Companies	6,779	8,035	15,008	14,790
Total revenues	215,521	212,374	424,304	427,228
Expenses:
Shopping center and operating expenses	70,446	69,948	144,633	140,435
Leasing expenses	9,590	8,447	20,112	18,103
Management Companies' operating expenses	19,450	17,439	38,649	36,339
REIT general and administrative expenses	6,996	8,802	14,639	15,782
Depreciation and amortization	71,676	70,388	140,027	141,841
	178,158	175,024	358,060	352,500
Interest (income) expense:
Related parties	(15,701)	5,980	(11,264)	(3,427)
Other	55,466	48,724	103,219	97,554
	39,765	54,704	91,955	94,127
Total expenses	217,923	229,728	450,015	446,627
Equity in loss of unconsolidated joint ventures	(56,837)	(6,960)	(130,113)	(68,770)
Income tax (expense) benefit	(258)	(371)	966	1,511
Gain on sale or write down of assets, net	324,996	10,279	288,911	14,058
Net income (loss)	265,499	(14,406)	134,053	(72,600)
Less: net income attributable to noncontrolling interests	13,492	558	8,774	1,097
Net income (loss) attributable to the Company	$252,007	$(14,964)	$125,279	$(73,697)
Income (loss) per common share—attributable to common stockholders:
Basic	$1.16	$(0.07)	$0.58	$(0.34)
Diluted	$1.16	$(0.07)	$0.58	$(0.34)
Weighted average number of common shares outstanding:
Basic	216,180,000	215,457,000	216,108,000	215,375,000
Diluted	216,180,000	215,457,000	216,108,000	215,375,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$265,499	$(14,406)	$134,053	$(72,600)
Other comprehensive income:
Interest rate cap agreements	305	350	920	470
Comprehensive income (loss)	265,804	(14,056)	134,973	(72,130)
Less: net income attributable to noncontrolling interests	13,492	558	8,774	1,097
Comprehensive income (loss) attributable to the Company	$252,312	$(14,614)	$126,199	$(73,227)
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)
Three Months Ended June 30, 2024 and 2023

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at April 1, 2024	216,091,693	$2,159	$5,512,628	$(3,227,312)	$(337)	$2,287,138	$73,477	$2,360,615
Net income	—	—	—	252,007	—	252,007	13,492	265,499
Interest rate cap agreements	—	—	—	—	305	305	—	305
Amortization of share and unit-based plans	113,765	1	2,396	—	—	2,397	—	2,397
Employee stock purchases	105,240	1	1,020	—	—	1,021	—	1,021
Stock offerings, net	—	—	(66)	—	—	(66)	—	(66)
Distributions paid ($0.17 per share)	—	—	—	(36,724)	—	(36,724)	—	(36,724)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,307)	(4,307)
Conversion of noncontrolling interests to common shares	92,523	1	5,969	—	—	5,970	(5,970)	—
Adjustment of noncontrolling interests in Operating Partnership	—	—	(6,614)	—	—	(6,614)	6,614	—
Balance at June 30, 2024	216,403,221	$2,162	$5,515,333	$(3,012,029)	$(32)	$2,505,434	$83,306	$2,588,740

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at April 1, 2023	215,361,920	$2,152	$5,511,513	$(2,738,525)	$752	$2,775,892	$79,522	$2,855,414
Net (loss) income	—	—	—	(14,964)	—	(14,964)	558	(14,406)
Interest rate cap agreements	—	—	—	—	350	350	—	350
Amortization of share and unit-based plans	130,123	1	6,046	—	—	6,047	—	6,047
Employee stock purchases	125,754	1	1,020	—	—	1,021	—	1,021
Stock offerings, net	—	—	(56)	—	—	(56)	—	(56)
Distributions paid ($0.17 per share)	—	—	—	(36,608)	—	(36,608)	—	(36,608)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,725)	(2,725)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(286)	—	—	(286)	286	—
Balance at June 30, 2023	215,617,797	$2,154	$5,518,237	$(2,790,097)	$1,102	$2,731,396	$77,641	$2,809,037

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)
Six Months Ended June 30, 2024 and 2023

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2024	215,976,614	$2,158	$5,509,603	$(3,063,789)	$(952)	$2,447,020	$80,581	$2,527,601
Net income	—	—	—	125,279	—	125,279	8,774	134,053
Interest rate cap agreements	—	—	—	—	920	920	—	920
Amortization of share and unit-based plans	228,844	2	5,441	—	—	5,443	—	5,443
Employee stock purchases	105,240	1	1,020	—	—	1,021	—	1,021
Stock offerings, net	—	—	(66)	—		(66)	—	(66)
Distributions paid ($0.34 per share)	—	—	—	(73,519)	—	(73,519)	—	(73,519)
Distributions to noncontrolling interests	—	—	—	—	—	—	(6,713)	(6,713)
Conversion of noncontrolling interests to common shares	92,523	1	5,969	—	—	5,970	(5,970)	—
Adjustment of noncontrolling interests in Operating Partnership	—	—	(6,634)	—	—	(6,634)	6,634	—
Balance at June 30, 2024	216,403,221	$2,162	$5,515,333	$(3,012,029)	$(32)	$2,505,434	$83,306	$2,588,740

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2023	215,241,129	$2,151	$5,506,084	$(2,643,094)	$632	$2,865,773	$83,576	$2,949,349
Net (loss) income	—	—	—	(73,697)	—	(73,697)	1,097	(72,600)
Interest rate cap agreements	—	—	—	—	470	470	—	470
Amortization of share and unit-based plans	250,914	2	12,017	—	—	12,019	—	12,019
Employee stock purchases	125,754	1	1,020	—	—	1,021	—	1,021
Stock offerings, net	—	—	(77)	—	—	(77)	—	(77)
Distributions paid ($0.34 per share)	—	—	—	(73,306)	—	(73,306)	—	(73,306)
Distributions to noncontrolling interests	—	—	—	—	—	—	(7,839)	(7,839)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(807)	—	—	(807)	807	—
Balance at June 30, 2023	215,617,797	$2,154	$5,518,237	$(2,790,097)	$1,102	$2,731,396	$77,641	$2,809,037

 The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$134,053	$(72,600)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale or write down of assets, net	(288,911)	(14,058)
Depreciation and amortization	145,789	149,336
Amortization of discount on mortgage notes payable	2,067	—
Amortization of share and unit-based plans	5,189	9,865
Straight-line rent and amortization of above and below market leases	2,392	(373)
Provision for (recovery of) doubtful accounts	4,432	(1,647)
Income tax benefit	(966)	(1,511)
Equity in loss of unconsolidated joint ventures	130,113	68,770
Distributions of income from unconsolidated joint ventures	—	280
Change in fair value of financing arrangement obligation	(13,795)	(7,517)
Changes in assets and liabilities, net of dispositions:
Tenant and other receivables	27,340	20,406
Other assets	(5,432)	3,364
Due from affiliates	1,457	(2,446)
Accounts payable and accrued expenses	5,703	(3,095)
Other accrued liabilities	(20,905)	(10,053)
Net cash provided by operating activities	128,526	138,721
Cash flows from investing activities:
Acquisitions of property	(41,852)	(46,687)
Development, redevelopment, expansion and renovation of properties	(50,312)	(32,724)
Property improvements	(23,132)	(35,367)
Deferred leasing costs	(2,979)	(3,368)
Distributions from unconsolidated joint ventures	57,698	186,057
Contributions to unconsolidated joint ventures	(30,013)	(37,238)
Cash acquired from acquisition of unconsolidated joint ventures	7,373	—
Derecognition of cash previously held by a consolidated joint venture to an unconsolidated joint venture	(13,005)	—
Proceeds from sale of assets	12,872	28,244
Net cash (used in) provided by investing activities	(83,350)	58,917

THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands) (Unaudited)
	For the Six Months Ended June 30,
	2024	2023
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	289,996	500,000
Payments on mortgages, bank and other notes payable	(257,922)	(596,086)
Deferred financing costs	(5,371)	(16,494)
Payments on finance leases	(1,242)	(1,193)
Costs from stock offerings	(66)	(77)
Proceeds from share and unit-based plans	1,021	1,021
Dividends and distributions	(80,232)	(81,145)
Net cash used in financing activities	(53,816)	(193,974)
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,640)	3,664
Cash, cash equivalents and restricted cash, beginning of period	190,294	181,139
Cash, cash equivalents and restricted cash, end of period	$181,654	$184,803
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$91,503	$94,686
Non-cash investing and financing transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$39,686	$40,197
Derecognition of previously consolidated property and related liabilities to investment in unconsolidated joint venture	$347,290	$—
Conversion of Operating Partnership Units to common stock	$5,970	$—
Assets acquired from unconsolidated joint venture	$621,701	$46,713
Liabilities assumed from unconsolidated joint venture	$558,439	$—
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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of June 30, 2024, the Company was the sole general partner of and held a 96% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
The Operating Partnership's consolidated VIEs included the following assets and liabilities:

	June 30, 2024	December 31, 2023
Assets:
Property, net	$125,564	$128,673
Other assets	23,168	22,277
Total assets	$148,732	$150,950
Liabilities:
Mortgage notes payable	$219,551	$219,506
Other liabilities	74,343	78,794
Total liabilities	$293,894	$298,300
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

The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported on the Company's consolidated balance sheets to the totals shown on its consolidated statements of cash flows:

	For the Six Months Ended June 30,
	2024	2023
Beginning of period
Cash and cash equivalents	$94,936	$100,320
Restricted cash	95,358	80,819
Cash, cash equivalents and restricted cash	$190,294	$181,139
End of period
Cash and cash equivalents	$70,692	$92,465
Restricted cash	110,962	92,338
Cash, cash equivalents and restricted cash	$181,654	$184,803

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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

3. Earnings Per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of EPS for the three and six months ended June 30, 2024 and 2023 (shares in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net income (loss)	$265,499	$(14,406)	$134,053	$(72,600)
Less: net income attributable to noncontrolling interests	13,492	558	8,774	1,097
Net income (loss) attributable to the Company	252,007	(14,964)	125,279	(73,697)
Allocation of earnings to participating securities	(397)	(213)	(440)	(438)
Numerator for basic and diluted EPS—net income (loss) attributable to common stockholders	$251,610	$(15,177)	$124,839	$(74,135)
Denominator
Denominator for basic and diluted EPS—weighted average number of common shares outstanding(1)	216,180	215,457	216,108	215,375
EPS—net income (loss) attributable to common stockholders
Basic and diluted	$1.16	$(0.07)	$0.58	$(0.34)
(1)    Diluted EPS excludes 99,565 convertible preferred units for each of the three months ended June 30, 2024 and 2023 and 99,565 convertible preferred partnership units for each of the six months ended June 30, 2024 and 2023, as their impact was antidilutive. Diluted EPS also excludes 10,090,429 and 8,985,493 Operating Partnership units ("OP Units") for the three months ended June 30, 2024 and 2023, respectively, and 10,097,546 and 8,982,075 OP Units for the six months ended June 30, 2024 and 2023, respectively, as their impact was antidilutive.

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
Effective May 9, 2023, the Company’s joint venture in Country Club Plaza defaulted on the $295,210 ($147,605 at the Company’s pro rata share) non-recourse loan on the property. The Company’s joint venture was in negotiations with the lender on the terms of this non-recourse loan. Accordingly, the joint venture shortened the holding period of the property due to the uncertainty as to the outcome of those discussions. As a result of shortening the holding period, the joint venture determined the fair value of the property was less than the carrying value and recorded an impairment loss during 2023. The Company recognized $100,997 as its share of the impairment which was limited to the extent of its investment which has been reduced to zero. As discussed below, the joint venture subsequently sold the property on June 28, 2024.
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
The Company has a 50/50 joint venture with Simon Property Group, which was initially formed to develop Los Angeles Premium Outlets, a premium outlet center in Carson, California. During the three months ended March 31, 2024, the Company evaluated its investment and concluded that due to certain conditions, the Company should not continue to invest capital in this development project. As a result, the Company determined the investment was impaired on an other-than-temporary basis and wrote-off its entire investment of $57,686 in the first quarter of 2024 through equity in loss of unconsolidated joint ventures.
On May 14, 2024, the Company acquired the remaining 40% ownership interest in Arrowhead Towne Center in the New River Associates LLC joint venture that it did not previously own for a total purchase price of $36,447 and the assumption of its joint venture partner's share of debt on the property. Effective as of May 14, 2024, the Company now owns and has consolidated its 100% interest in Arrowhead Towne Center (See Note 15—Acquisitions).
On May 14, 2024, the Company acquired the remaining 40% ownership interest in South Plains Mall in the Pacific Premier Retail LLC joint venture that it did not previously own for no cash consideration and the assumption of its joint venture partner's share of debt on the property. Effective as of May 14, 2024, the Company now owns and has consolidated its 100% interest in South Plains Mall (See Note 15—Acquisitions).
On June 13, 2024, the partnership agreement between the Company and its joint venture partner was amended and as a result, the Company no longer accounts for its investment in Chandler Fashion Center as a financing arrangement. Effective June 13, 2024, the Company accounts for its investment in Chandler Fashion Center under the equity method of accounting (See Note 12—Financing Arrangement and Note 16—Dispositions).
On June 27, 2024, the Company's joint venture in Chandler Fashion Center refinanced the existing $256,000 loan on the property with a $275,000 loan that bears interest at a fixed rate of 7.06%, is interest only during the entire loan term and matures on July 1, 2029. The Company received a distribution of $17,700 in connection with this transaction.
On June 28, 2024, the Company's joint venture in Country Club Plaza sold the property for $175,600. Concurrent with the transaction, the remaining amount owed by the joint venture under the $295,470 loan ($147,735 at the Company's pro rata share) was forgiven by the lender.
During the three months ending June 30, 2024, the Company shortened the holding periods on certain joint venture properties and recorded impairment losses in equity in loss of unconsolidated joint ventures of $53,690, at the Company's pro rata share.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)
Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	June 30, 2024	December 31, 2023
Assets(1):
Property, net	$5,658,163	$7,201,941
Other assets	592,620	607,864
Total assets	$6,250,783	$7,809,805
Liabilities and partners' capital(1):
Mortgage and other notes payable	$4,777,115	$5,445,411
Other liabilities	367,478	436,179
Company's capital	617,092	1,090,403
Outside partners' capital	489,098	837,812
Total liabilities and partners' capital	$6,250,783	$7,809,805
Investments in unconsolidated joint ventures:
Company's capital	$617,092	$1,090,403
Basis adjustment(2)	113,288	(412,425)
	$730,380	$677,978

Assets—Investments in unconsolidated joint ventures	$915,817	$852,764
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(185,437)	(174,786)
	$730,380	$677,978

(1)     These amounts include assets of $2,269,612 and $2,613,690 of Pacific Premier Retail LLC (the "PPR Portfolio") as of June 30, 2024 and December 31, 2023, respectively, and liabilities of $1,353,917 and $1,578,328 of the PPR Portfolio as of June 30, 2024 and December 31, 2023, respectively.
(2)     The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into the Company's share of net income (loss). The amortization of this difference was $107,378 and $1,106 for the three months ended June 30, 2024 and 2023, respectively, and $182,561 and $(11,448) for the six months ended June 30, 2024 and 2023, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)
Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	PPR Portfolio	Other Joint Ventures	Total
Three Months Ended June 30, 2024
Revenues:
Leasing revenue	$39,277	$152,984	$192,261
Other	891	6,265	7,156
Total revenues	40,168	159,249	199,417
Expenses:
Shopping center and operating expenses	9,660	57,668	67,328
Leasing expenses	294	1,081	1,375
Interest expense	20,499	50,048	70,547
Depreciation and amortization	19,718	53,492	73,210
Total expenses	50,171	162,289	212,460
Gain (loss) on sale or write down of assets, net	7,588	(225,830)	(218,242)
Net loss	$(2,415)	$(228,870)	$(231,285)
Company's equity in net loss	$(50,949)	$(5,888)	$(56,837)
Three Months Ended June 30, 2023
Revenues:
Leasing revenue	$42,095	$168,389	$210,484
Other	496	7,621	8,117
Total revenues	42,591	176,010	218,601
Expenses:
Shopping center and operating expenses	10,275	59,540	69,815
Leasing expenses	425	1,453	1,878
Interest expense	21,849	50,789	72,638
Depreciation and amortization	22,330	63,231	85,561
Total expenses	54,879	175,013	229,892
Loss on sale or write down of assets, net	—	(1,088)	(1,088)
Net loss	$(12,288)	$(91)	$(12,379)
Company's equity in net loss	$(4,457)	$(2,503)	$(6,960)

Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	PPR Portfolio	Other Joint Ventures	Total
Six Months Ended June 30, 2024
Revenues:
Leasing revenue	$82,288	$303,046	$385,334
Other	1,208	6,930	8,138
Total revenues	83,496	309,976	393,472
Expenses:
Shopping center and operating expenses	20,223	115,612	135,835
Leasing expenses	873	2,466	3,339
Interest expense	42,626	101,584	144,210
Depreciation and amortization	41,675	109,689	151,364
Total expenses	105,397	329,351	434,748
Loss on sale or write down of assets, net	(92,684)	(347,024)	(439,708)
Net loss	$(114,585)	$(366,399)	$(480,984)
Company's equity in net loss	$(60,270)	$(69,843)	$(130,113)
Six Months Ended June 30, 2023
Revenues:
Leasing revenue	$85,166	$331,757	$416,923
Other	1,176	8,287	9,463
Total revenues	86,342	340,044	426,386
Expenses:
Shopping center and operating expenses	21,673	119,659	141,332
Leasing expenses	994	2,926	3,920
Interest expense	43,658	93,085	136,743
Depreciation and amortization	45,207	125,736	170,943
Total expenses	111,532	341,406	452,938
Loss on sale or write down of assets, net	—	(71,651)	(71,651)
Net loss	$(25,190)	$(73,013)	$(98,203)
Company's equity in net loss	$(10,715)	$(58,055)	$(68,770)

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
5. Derivative Instruments and Hedging Activities:
The Company uses interest rate cap agreements to manage the interest rate risk on certain floating rate debt. The Company recorded other comprehensive income related to the marking-to-market of derivative instruments of $305 and $350 for the three months ended June 30, 2024 and 2023, respectively, and $920 and $470 for the six months ended June 30, 2024 and 2023, respectively. The amounts in other comprehensive income represent the Company's pro rata share of hedged derivative instruments from certain unconsolidated joint ventures.
The following derivatives were outstanding at June 30, 2024 and December 31, 2023:

						Fair Value
Property	Designation	Notional Amount	Product	SOFR/LIBOR Rate	Maturity	June 30, 2024	December 31, 2023
Santa Monica Place	Non-Hedged	$300,000	Cap	4.00%	12/9/2024	$1,757	$2,665
The Macerich Partnership, L.P.	Non-Hedged	$(300,000)	Sold Cap	4.00%	12/9/2024	$(1,756)	$(2,658)
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
6. Property, net:
Property, net consists of the following:

	June 30, 2024	December 31, 2023
Land	$1,412,634	$1,388,345
Buildings and improvements	6,062,557	6,070,367
Tenant improvements	653,945	724,427
Equipment and furnishings(1)	169,540	186,717
Construction in progress	408,207	340,496
	8,706,883	8,710,352
Less accumulated depreciation(1)	(2,567,994)	(2,809,863)
	$6,138,889	$5,900,489
(1)      Equipment and furnishings and accumulated depreciation include the cost and accumulated amortization of ROU assets in connection with finance leases at June 30, 2024 and December 31, 2023 (See Note 8—Leases).
Depreciation expense was $67,421 and $66,162 for the three months ended June 30, 2024 and 2023, respectively, and $132,180 and $133,225 for the six months ended June 30, 2024 and 2023, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
6. Property, net: (Continued)

Gain on sale or write-down of assets, net for the three and six months ended June 30, 2024 and 2023 consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Gain on property sales, net(1)	$337,405	$10,349	$337,405	$10,349
Loss on write-down of assets(2)	(12,698)	(70)	(48,783)	(666)
Gain on land sales, net(3)	289	—	289	4,375
	$324,996	$10,279	$288,911	$14,058
(1)    This includes a gain of $334,285 for the three and six months ended June 30, 2024, as a result of the Company no longer recognizing its investment in Chandler Fashion Center as a financing arrangement. Effective June 13, 2024, the Company accounts for its investment under the equity method of accounting (See Note 12—Financing Arrangement and Note 16—Dispositions). For the three and six months ended June 30, 2023, the $10,349 of gain is from the sale of Marketplace at Flagstaff (See Note 16—Dispositions).

(2)    This includes impairment losses of $12,692 and $48,679 for the three and six months ended June 30, 2024, respectively, due to the reduction of the estimated holding periods of certain properties. The remaining amounts for the three and six months ended June 30, 2024 and 2023 mainly pertain to the write off of development costs.
(3)    See Note 16—Dispositions.
The following table summarizes certain of the Company's assets that were measured on a nonrecurring basis as a result of the impairment losses recorded for the three and six months ended June 30, 2024 and 2023, as described above:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets	Significant Other Unobservable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
June 30, 2024	$314,010	$—	$—	$314,010
The fair value (Level 3 measurement) related to the 2024 impairments are based upon an income approach, using an estimated terminal capitalization rate in the range of 7.3% to 9.0%, a discount rate in the range of 9.0% to 11.0% and market rents per square foot of $20 to $200. The fair value is sensitive to these significant unobservable inputs.
7. Tenant and Other Receivables, net:
Included in tenant and other receivables, net is an allowance for doubtful accounts of $7,183 and $4,824 at June 30, 2024 and December 31, 2023, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $1,496 and $15,076 at June 30, 2024 and December 31, 2023, respectively, and a deferred rent receivable due to straight-line rent adjustments of $98,699 and $105,260 at June 30, 2024 and December 31, 2023, respectively.
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

The following table summarizes the components of leasing revenue for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Leasing revenue—fixed payments	$152,876	$141,247	$297,591	$281,753
Leasing revenue—variable payments	46,594	50,782	96,454	108,298
(Provision for) recovery of doubtful accounts	(1,509)	624	(4,432)	1,647
	$197,961	$192,653	$389,613	$391,698

The following table summarizes the future rental payments to the Company:

Twelve months ending June 30,
2025	$496,506
2026	416,061
2027	331,748
2028	257,743
2029	196,539
Thereafter	812,237
$2,510,834

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
The following table summarizes the lease costs for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease costs	$3,275	$3,290	$6,537	$7,084
Finance lease costs:
Amortization of ROU assets	487	484	975	969
Interest on lease liabilities	73	92	215	260
	$3,835	$3,866	$7,727	$8,313

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
8. Leases: (Continued)

The following table summarizes the future rental payments required under the leases:

	June 30, 2024		December 31, 2023
Year ending December 31,	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2024	$6,097	$9,478	$11,442	$9,478
2025	11,626	1,400	11,626	1,400
2026	11,743	—	11,743	—
2027	11,914	—	11,914	—
2028	8,303	—	8,303	—
Thereafter	74,831	—	74,831	—
Total undiscounted rental payments	124,514	10,878	129,859	10,878
Less imputed interest	(54,146)	(1,515)	(56,475)	(273)
Total lease liabilities	$70,368	$9,363	$73,384	$10,605
Weighted average remaining term	24.2 years	0.2 years	24.1 years	0.7 years
Weighted average incremental borrowing rate	7.1%	3.5%	7.1%	3.6%

9. Deferred Charges and Other Assets, net:
Deferred charges and other assets, net consist of the following:

	June 30, 2024	December 31, 2023
Leasing	$57,136	$89,175
Intangible assets:
In-place lease values	90,279	59,478
Leasing commissions and legal costs	20,380	16,364
Above-market leases	56,636	66,002
Deferred tax assets	24,990	24,024
Deferred compensation plan assets	67,387	62,755
Other assets	60,698	73,576
	377,506	391,374
Less accumulated amortization(1)	(93,264)	(128,306)
	$284,242	$263,068

(1)   Accumulated amortization includes $37,419 and $39,540 relating to in-place lease values, leasing commissions and legal costs at June 30, 2024 and December 31, 2023, respectively. Amortization expense of in-place lease values, leasing commissions and legal costs was $2,384 and $1,876 for the three months ended June 30, 2024 and 2023, respectively, and $4,160 and $3,785 for the six months ended June 30, 2024 and 2023, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
9. Deferred Charges and Other Assets, net: (Continued)
The allocated values of above-market leases and below-market leases consist of the following:

	June 30, 2024	December 31, 2023
Above-Market Leases
Original allocated value	$56,636	$66,002
Less accumulated amortization	(23,821)	(36,926)
	$32,815	$29,076
Below-Market Leases(1)
Original allocated value	$93,543	$85,174
Less accumulated amortization	(36,741)	(37,490)
	$56,802	$47,684

(1)   Below-market leases are included in other accrued liabilities.

10. Mortgage Notes Payable:
Mortgage notes payable at June 30, 2024 and December 31, 2023 consist of the following:

	Carrying Amount of Mortgage Notes(1)
Property Pledged as Collateral	June 30, 2024	December 31, 2023	Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Arrowhead Towne Center(5)	$351,353	$—	6.75%	$1,921	2028
Chandler Fashion Center(6)	—	255,924	—%	—	—
Danbury Fair Mall(7)	151,996	122,502	6.59%	836	2034
Fashion District Philadelphia(8)	—	70,820	—%	—	—
Fashion Outlets of Chicago	299,420	299,375	4.61%	1,145	2031
Fashion Outlets of Niagara Falls USA(9)	82,376	86,470	6.51%	727	2026
Freehold Raceway Mall(6)	399,127	399,044	3.94%	1,300	2029
Fresno Fashion Fair	324,553	324,453	3.67%	971	2026
Green Acres Mall(10)	360,606	359,264	6.62%	1,819	2028
Kings Plaza Shopping Center	537,214	536,956	3.71%	1,629	2030
Oaks, The(11)	148,943	151,496	7.72%	1,233	2026
Pacific View	70,967	70,976	5.45%	328	2032
Queens Center	600,000	600,000	3.49%	1,744	2025
Santa Monica Place(12)	298,132	297,474	7.28%	1,712	2025
SanTan Village Regional Center	219,551	219,506	4.34%	788	2029
South Plains Mall(13)	190,536	—	7.97%	703	2025
Victor Valley, Mall of	114,995	114,966	4.00%	380	2024
Vintage Faire Mall	223,465	226,910	3.55%	1,256	2026
	$4,373,234	$4,136,136

(1)The mortgage notes payable balances include the unamortized debt discounts. Debt discounts represent the deficiency of the fair value of debt under the principal value of debt assumed in various acquisitions. The debt discounts are being amortized into interest expense over the term of the related debt in a manner which approximates the effective interest method. The debt discounts as of June 30, 2024 and December 31, 2023 consisted of the following:

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
10. Mortgage Notes Payable: (Continued)

Property Pledged as Collateral	June 30, 2024	December 31, 2023
Arrowhead Towne Center	$31,903	$—
South Plains Mall	9,464	—
Total	$41,367	$—

The mortgage notes payable also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs were $22,641 and $21,148 at June 30, 2024 and December 31, 2023, respectively.
(2)The interest rate disclosed represents the effective interest rate, including the impact of debt discounts and deferred finance costs.
(3)The monthly debt service represents the payment of principal and interest.
(4)The maturity date assumes that all extension options are fully exercised and that the Company does not opt to refinance the debt prior to these dates. These extension options are at the Company's discretion, subject to certain conditions, which the Company believes will be met.
(5)On May 14, 2024, the Company acquired the remaining 40% ownership interest in Arrowhead Towne Center that it did not previously own and has consolidated its 100% interest (See Note 15—Acquisitions). In connection with the acquisition, the Company assumed the partner's share of the loan on the property.
(6)A 49.9% interest in the loan had been assumed by a third party in connection with the Company's joint venture in Chandler Freehold (See Note 12—Financing Arrangement). On November 16, 2023, the Company acquired the partner's 49.9% interest in Freehold Raceway Mall for $5.6 million and assumed the partner's share of debt. The Company now owns 100% of Freehold Raceway Mall (See Note 15—Acquisitions). On June 13, 2024, the partnership agreement between the Company and its partner was amended and as a result, the Company no longer accounts for its investment in Chandler Fashion Center as a financing arrangement. Effective June 13, 2024, the Company accounts for its investment in Chandler Fashion Center under the equity method of accounting (See Note 12—Financing Arrangement and Note 16—Dispositions).
(7)On January 25, 2024, the Company replaced the existing loan with a $155,000 loan that bears interest at a fixed rate of 6.39%, is interest only during the majority of the loan term and matures on February 6, 2034.
(8)On January 20, 2023, the Company repaid $26,107 of the outstanding loan balance and exercised its one-year extension option of the loan to January 22, 2024. The interest rate was SOFR plus 3.60%. On January 22, 2024, the Company repaid the majority of the loan balance and the remaining $8,171 matured on April 21, 2024 and was paid in full on April 19, 2024.
(9)Effective October 6, 2023, the loan was in default and the Company was in negotiations with the lender on the terms of this non-recourse loan. On March 19, 2024, the Company closed on a three-year extension of the loan to October 6, 2026. The interest rate remained unchanged at 5.90%.
(10)On January 3, 2023, the Company closed on a five-year $370,000 combined refinance of Green Acres Mall and Green Acres Commons. The new interest only loan bears interest at a fixed rate of 5.90% and matures on January 6, 2028.
(11)On May 6, 2022, the Company closed on a two-year extension of the loan to June 5, 2024 at a new fixed interest rate of 5.25%. The Company repaid $5,000 of the outstanding loan balance at closing. On June 5, 2023, the Company repaid $10,000 of the outstanding loan balance. On May 24, 2024, the Company closed on a two-year extension of the loan to June 5, 2026. The interest rate during the first year of the extended term will be 7.50%, increasing to 8.50% during the second year of the extended term.
(12)On December 9, 2022, the Company closed on a three-year extension of the loan to December 9, 2025, including extension options. The interest rate remained unchanged at LIBOR plus 1.48%, and has converted to 1-month Term SOFR plus 1.52% effective July 9, 2023. The loan is covered by an interest rate cap agreement that effectively prevented LIBOR from exceeding 4.0% during the period ending December 9, 2023. The interest rate cap agreement was converted to 1-month Term SOFR effective July 9, 2023. The interest rate cap agreement has since been extended with a 4% strike rate to December 9, 2024. Effective April 9, 2024, the loan is in default and the Company is in negotiations with the lender on the terms of this non-recourse loan.
(13)On May 14, 2024, the Company acquired the remaining 40% ownership interest in South Plains Mall that it did not previously own and has consolidated its 100% interest (See Note 15—Acquisitions). In connection with the acquisition, the Company assumed the partner's share of the loan on the property.
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
Total interest expense capitalized was $5,313 and $4,850 for the three months ended June 30, 2024 and 2023, respectively, and $10,389 and $9,693 for the six months ended June 30, 2024 and 2023, respectively.
The estimated fair value (Level 2 measurement) of mortgage notes payable at June 30, 2024 and December 31, 2023 was $4,158,327 and $3,863,997, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.
11. Bank and Other Notes Payable:
Bank and other notes payable consist of the following:
Credit Facility:
Previously, the Company had a $525,000 revolving loan facility, which was scheduled to mature on April 14, 2024. On September 11, 2023, the Company and the Operating Partnership entered into an amended and restated credit agreement, which amended and restated their prior credit agreement, and provides for an aggregate $650,000 revolving loan facility that matures on February 1, 2027, with a one-year extension option. The revolving loan facility can be expanded up to $950,000, subject to receipt of lender commitments and other conditions. Concurrently with the entry into the amended and restated credit agreement, the Company drew $152,000 of the amount available under the revolving loan facility and used the proceeds to repay in full amounts outstanding under its prior credit facility. All obligations under the credit facility are guaranteed unconditionally by the Company and are secured in the form of mortgages on certain wholly-owned assets and pledges of equity interests held by certain of the Company’s subsidiaries. The new credit facility bears interest, at the Operating Partnership’s option, at either the base rate (as defined in the credit agreement) or adjusted term SOFR (as defined in the credit agreement) plus, in both cases, an applicable margin. The applicable margin depends on the Company’s overall leverage ratio and ranges from 1.00% to 2.50% over the selected index rate. Adjusted term SOFR is Term SOFR (as defined in the credit agreement) plus 0.10% per annum. As of June 30, 2024, the borrowing rate was SOFR plus a spread of 2.35%. As of June 30, 2024, borrowings under the credit facility were $185,000 less unamortized deferred finance costs of $13,564 for the revolving loan facility at a total effective interest rate of 8.40%. As of June 30, 2024, the Company’s availability under the revolving loan facility for additional borrowings was $464,921. The estimated fair value (Level 2 measurement) of borrowings under the credit facility at June 30, 2024 was $190,568 for the revolving loan facility based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
As of June 30, 2024 and December 31, 2023, the Company was in compliance with all applicable financial loan covenants.
12. Financing Arrangement:
On September 30, 2009, the Company formed a joint venture whereby a third party acquired a 49.9% interest in Chandler Fashion Center, a 1,402,000 square foot regional shopping center in Chandler, Arizona, and Freehold Raceway Mall, a 1,546,000 square foot regional shopping center in Freehold, New Jersey (collectively referred to herein as "Chandler Freehold"). As a result of the Company having certain rights under the agreement to repurchase the assets of Chandler Freehold, the transaction did not qualify for sale treatment. The Company, however, was not obligated to repurchase the assets. The Company accounted for its investment in Chandler Freehold as a financing arrangement.
On November 16, 2023, the Company acquired the 49.9% ownership interest in Freehold Raceway Mall (See Note 15—Acquisitions). As a result, Freehold Raceway Mall is no longer part of the financing arrangement and is 100% owned by the

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
12. Financing Arrangement: (Continued)
Company. In connection with the acquisition of the 49.9% ownership interest, the Company recorded the $5,587 purchase amount as a reduction to the financing arrangement obligation.
On June 13, 2024, the partnership agreement between the Company and its partner was amended, removing the specific rights that prohibited the transaction's qualification for sale treatment. As a result, the transaction qualified for sale treatment and the Company no longer accounts for its investment in Chandler Fashion Center as a financing arrangement. The financing arrangement obligation was $88,721 on June 13, 2024 and was reversed and included in gain on sale of assets (See Note 16—Dispositions). References to Chandler Freehold for the period after November 16, 2023 through June 13, 2024 shall be deemed to only refer to Chandler Fashion Center.
The fair value (Level 3 measurement) of the financing arrangement obligation at June 13, 2024 and December 31, 2023 was based upon a terminal capitalization rate of approximately 7.00% and 6.50%, respectively, a discount rate at June 13, 2024 and December 31, 2023 of 8.25% and 8.00%, respectively, and market rents per square foot of $45 to $240. The fair value of the financing arrangement obligation is sensitive to these significant unobservable inputs and a change in these inputs may result in a significantly higher or lower fair value measurement. Distributions to the partner, excluding distributions of excess loan proceeds, and changes in fair value of the financing arrangement obligation are recognized as related party interest (income) expense in the Company's consolidated statements of operations.
During the three and six months ended June 30, 2024 and 2023, the Company recognized related party interest (income) expense in the Company's consolidated statements of operations in connection with the financing arrangement as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Distributions equal to the partner's share of net income (loss)	$766	$260	$1,565	$(79)
Distributions in excess of the partner's share of net income	266	1,352	966	4,169
Adjustment to fair value of financing arrangement obligation	(16,733)	4,368	(13,795)	(7,517)
	$(15,701)	$5,980	$(11,264)	$(3,427)
13. Noncontrolling Interests:
The Company allocates net (loss) income of the Operating Partnership based on the weighted average ownership interest during the period. The net (loss) income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 96% ownership interest in the Operating Partnership as of June 30, 2024 and December 31, 2023. The remaining 4% limited partnership interest as of June 30, 2024 and December 31, 2023 was owned by certain of the Company's executive officers and directors, certain of their affiliates and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the 10 trading days ending on the respective balance sheet date. Accordingly, as of June 30, 2024 and December 31, 2023, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $148,380 and $158,157, respectively.
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
During the six months ended June 30, 2024, the Company did not issue any shares of common stock under the ATM Program. As of June 30, 2024, $151,699 remained available to be sold under the ATM Program. Actual future sales will depend upon a variety of factors including, but not limited to, market conditions, the trading price of the Company’s common stock and the Company’s capital needs. The Company has no obligation to sell the remaining shares available for sale under the ATM Program.
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
There were no repurchases under the Stock Buyback Program during the six months ended June 30, 2024 or 2023.
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
On December 9, 2023, the Company acquired its joint venture partner's 50% interest in Fashion District Philadelphia for no consideration, and the Company now owns 100% of this property. Prior to December 9, 2023, due to the Company's joint venture partner having no substantive participation rights, the Company accounted for this joint venture as a consolidated VIE in its consolidated financial statements (See Note 2—Summary of Significant Accounting Policies).

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

15.   Acquisitions: (Continued)
On May 14, 2024, the Company acquired the remaining 40% ownership interest in Arrowhead Towne Center that it did not previously own for a total purchase price of $36,447 and the assumption of its joint venture partner's share of the debt on the property. Effective as of May 14, 2024, the Company now owns and has consolidated its 100% interest in Arrowhead Towne Center.
The following is a summary of the allocation of the fair value of Arrowhead Towne Center:

Property	$426,097
Deferred charges	22,307
Other assets	2,973
Total assets acquired	451,377
Mortgage note payable	383,881
Discount on mortgage note payable	(33,062)
Other accrued liabilities	9,439
Total liabilities assumed	360,258
Fair value of acquired net assets (at 100% ownership)	$91,119
The net assets acquired upon consolidation of Arrowhead Towne Center were initially recorded at their relative fair values as shown in the table above. The carrying value of the property was then reduced by the remaining negative basis of $58,683 from the equity method investment previously held by the Company.
On May 14, 2024, the Company acquired the remaining 40% ownership interest in South Plains Mall that it did not previously own for no cash consideration and the assumption of its joint venture partner's share of the debt on the property. Effective as of May 14, 2024, the Company now owns and has consolidated its 100% interest in South Plains Mall.
The following is a summary of the allocation of the fair value of South Plains Mall:

Property	$183,434
Deferred charges	19,223
Other assets	4,114
Total assets acquired	206,771
Mortgage note payable	200,000
Discount on mortgage note payable	(10,372)
Other accrued liabilities	8,553
Total liabilities assumed	198,181
Fair value of acquired net assets (at 100% ownership)	$8,590
The net assets acquired upon consolidation of South Plains Mall were initially recorded at their relative fair values as shown in the table above. The carrying value of the property was then reduced by the remaining negative basis of $72,160 from the equity method investment previously held by the Company.
On May 17, 2024, the Company acquired the former Sears parcel located at Inland Center for $5,382.

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
On June 13, 2024, the partnership agreement between the Company and its partner was amended and as a result, the Company no longer accounts for its investment in Chandler Fashion Center as a financing arrangement (See Note 12—Financing Arrangement). Effective June 13, 2024, the Company accounts for its investment in Chandler Fashion Center under the equity method of accounting.
The Company recognized the following gain on sale of assets on Chandler Fashion Center:

Fair value of investment in unconsolidated joint ventures - Chandler Fashion Center	$141,291
Reversal of the financing arrangement obligation	88,721
Deconsolidation of Chandler Fashion Center - liabilities in excess of assets	104,273
$334,285
On June 28, 2024, the Company sold a former department store parcel at Valle Vista Mall in Harlingen, Texas for $7,100, which resulted in a gain on sale of assets of $1,019. The Company used the net proceeds to pay down debt.
For the three and six months ended June 30, 2024, the Company sold a land parcel, resulting in a gain on sale of land of $289. For the six months ended June 30, 2023, the Company sold various land parcels in separate transactions, resulting in gains on sale of land of $4,375. The Company used its share of the proceeds from these sales to pay down debt and for other general corporate purposes.
17. Commitments and Contingencies:
As of June 30, 2024, the Company was contingently liable for $40,899 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. As of June 30, 2024, $40,820 of these letters of credit were secured by restricted cash. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the relevant agreement. At June 30, 2024, the Company had $25,016 in outstanding obligations, which it believes will be settled in the next twelve months.

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
The following are fees charged to unconsolidated joint ventures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Management fees	$4,235	$4,224	$8,683	$8,444
Development and leasing fees	1,997	2,689	4,569	4,728
	$6,232	$6,913	$13,252	$13,172
Interest (income) expense from related party transactions includes $(15,701) and $5,980 for the three months ended June 30, 2024 and 2023, respectively, and $(11,264) and $(3,427) for the six months ended June 30, 2024 and 2023, respectively, in connection with the financing arrangement (See Note 12—Financing Arrangement).
Due from affiliates includes $3,298 and $4,755 of unreimbursed costs and fees from unconsolidated joint ventures due to the Management Companies at June 30, 2024 and December 31, 2023, respectively.
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
During the six months ended June 30, 2024, the Company granted the following LTI Units:

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
The following table summarizes the activity of the non-vested LTI Units, phantom stock units and stock units:

	LTI Units		Phantom Stock Units		Stock Units
	Units	Value(1)	Units	Value(1)	Units	Value(1)
Balance at January 1, 2024	2,256,847	$12.86	17,043	$14.19	284,047	$11.79
Granted	1,290,216	16.82	2,664	15.87	156,010	15.13
Vested	—	—	(9,972)	21.01	(205,730)	11.42
Forfeited	—	—	(3,910)	16.43	—	—
Balance at June 30, 2024	3,547,063	$14.30	5,825	$14.19	234,327	$14.34

(1) Value represents the weighted average grant date fair value.
The following table summarizes the activity of the vested stock options outstanding:

	Stock Options
	Units	Value(1)
Balance at January 1, 2024	26,371	$54.56
Granted	—	—
Balance at June 30, 2024	26,371	$54.56

(1) Value represents the weighted average exercise price.

The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
LTI Units	$1,433	$4,609	$3,609	$9,271
Stock units	898	1,360	1,689	2,592
Phantom stock units	66	78	145	156
	$2,397	$6,047	$5,443	$12,019
The Company capitalized share and unit-based compensation costs of $(62) and $1,077 for the three months ended June 30, 2024 and 2023, respectively, and $254 and $2,154 for the six months ended June 30, 2024 and 2023, respectively. Unrecognized compensation costs of share and unit-based plans at June 30, 2024 consisted of $19,025 from LTI Units, $1,843 from stock units and $75 from phantom stock units.

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
The income tax provision of the TRSs are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Current	$—	$—	$—	$—
Deferred	(258)	(371)	966	1,511
Total benefit	$(258)	$(371)	$966	$1,511
The net operating loss ("NOL") carryforwards generated through the 2017 tax year are scheduled to expire through 2037, beginning in 2031. Pursuant to the Tax Cuts and Jobs Act of 2017, NOLs generated in 2018 and subsequent tax years are carried forward indefinitely. The Coronavirus Aid, Relief and Economic Security Act removed the 80% of taxable income limitation, imposed by the Tax Cuts and Jobs Act, for NOLs generated in 2018, 2019 and 2020. Net deferred tax assets of $24,990 and $24,024 were included in deferred charges and other assets, net at June 30, 2024 and December 31, 2023, respectively.
The Company is required to establish a valuation allowance for any portion of the deferred tax asset that the Company concludes is more likely than not to be unrealizable. The Company’s assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of June 30, 2024, the Company had no valuation allowance recorded.
The tax years 2020 through 2022 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next twelve months.
21. Subsequent Events:
On July 26, 2024, the Company announced a dividend/distribution of $0.17 per share for common stockholders and OP Unitholders of record on August 19, 2024. All dividends/distributions will be paid 100% in cash on September 9, 2024.

On July 31, 2024, the Company sold its 50% interest in Biltmore Fashion Park, a 611,000 square foot regional retail center in Phoenix, Arizona, for $110,000. The Company used the net proceeds to pay down debt.

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
•expectations regarding the Company's Path Forward Plan and its ability to meet the goals established under such plan;
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
Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or the industry to differ materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, as well as global, national, regional and local economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of current and prospective tenants, anchor or tenant bankruptcies, closures, mergers or consolidations, lease rates, terms and payments; elevated interest rates and inflation and its impact on the financial condition and results of operations of the Company, including as a result of any defaults on mortgage loans, and its tenants, availability, terms and cost of financing and operating expenses; adverse changes in the real estate markets including, among other things, competition from other companies, retail formats and technology, risks of real estate development and redevelopment (including rising inflation, supply chain disruptions and construction delays), acquisitions and dispositions; adverse impacts from any future pandemic, epidemic or outbreak of any highly infectious disease on the U.S., regional and global economies and the financial condition and results of operations of the Company and its tenants; the liquidity of real estate investments, governmental actions and initiatives (including legislative and regulatory changes); environmental and safety requirements; and terrorist activities or other acts of violence which could adversely affect all of the above factors. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results, including those made in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, as well as our other reports filed with the Securities and Exchange Commission (the "SEC"), which disclosures are incorporated herein by reference. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company does not intend, and undertakes no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P. (the "Operating Partnership"). As of June 30, 2024, the Operating Partnership owned or had an ownership interest in 42 regional retail centers (including office, hotel and residential space adjacent to these shopping centers), three community/power shopping centers and one redevelopment property. These 46 regional retail centers, community/power shopping centers and one redevelopment property consist of approximately 45 million square feet of gross leasable area ("GLA") and are referred to herein as the "Centers". The Centers consist of consolidated Centers ("Consolidated Centers") and unconsolidated joint venture Centers ("Unconsolidated

Joint Venture Centers"), unless the context otherwise requires. The property management, leasing and redevelopment of the Company's portfolio is provided by the Company's seven management companies (collectively referred to herein as the "Management Companies"). The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Management Companies.
The following discussion is based primarily on the consolidated financial statements of the Company for the three and six months ended June 30, 2024 and 2023. It compares the results of operations for the three months ended June 30, 2024 to the results of operations for the three months ended June 30, 2023. It also compares the results of operations and cash flows for the six months ended June 30, 2024 to the results of operations and cash flows for the six months ended June 30, 2023.
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
On May 14, 2024, the Company acquired its joint venture partner's 40% interest in each of Arrowhead Towne Center and South Plains Mall for a purchase price of $36.4 million and the assumption of its joint venture partner's share of debt for each property. The Company now owns and has consolidated its 100% interests in Arrowhead Towne Center and South Plains Mall (See Note 15—Acquisitions in the Notes to the Consolidated Financial Statements).
On May 17, 2024, the Company acquired the former Sears parcel located at Inland Center for $5.4 million (See Note 15—Acquisitions in the Notes to the Consolidated Financial Statements).
Dispositions:
On May 2, 2023, the Company sold The Marketplace at Flagstaff, a 268,000 square foot power center in Flagstaff, Arizona, for $23.5 million, which resulted in a gain on sale of assets of $10.3 million. The Company used the net proceeds to pay down debt (See "Liquidity and Capital Resources").
On July 17, 2023, the Company sold Superstition Springs Power Center, a 204,000 square foot power center in Mesa, Arizona, for $5.6 million, which resulted in a gain on sale of assets of $1.9 million. The Company used the net proceeds to pay down debt (See "Liquidity and Capital Resources").

The Company did not repay the loan on Towne Mall on its maturity date of November 1, 2022, and completed transition of the property to a receiver. On December 4, 2023, Towne Mall was sold by the receiver for $9.5 million, resulting in a gain on extinguishment of debt of $8.2 million.

On December 27, 2023, the Company’s joint venture in One Westside sold the property, a 680,000 square foot office property in Los Angeles, California, for $700.0 million. The existing $324.6 million loan on the property was repaid, and $77.6 million of net proceeds were generated at the Company’s 25% ownership share, which were used to reduce the Company’s revolving loan facility. As a result of this transaction, the Company recognized its share of gain on sale of assets of $8.1 million (See "Liquidity and Capital Resources").

For the twelve months ended December 31, 2023, the Company and certain joint venture partners sold various land parcels in separate transactions, resulting in the Company’s share of the gain on sale of land of $10.8 million. The Company used its share of the proceeds from these sales of $16.4 million to pay down debt and for other general corporate purposes.
On June 13, 2024, the partnership agreement between the Company and its joint venture partner was amended and as a result, the Company no longer accounts for its investment in Chandler Fashion Center as a financing arrangement. Effective June 13, 2024, the Company accounts for its investment in Chandler Fashion Center under the equity method of accounting (See Note 12—Financing Arrangement and Note 16—Dispositions in the Notes to the Consolidated Financial Statements).
On June 28, 2024, the Company's joint venture sold Country Club Plaza, a 971,000 square foot regional retail center in Kansas City, Missouri, for $175.6 million. Concurrent with the sale, the remaining amount owed by the joint venture under the $295.5 million loan ($147.7 million at the Company's share) was forgiven by the lender.
On June 28, 2024, the Company sold a former department store parcel at Valle Vista Mall in Harlingen, Texas for $7.1 million. The Company used the net proceeds to pay down debt (See "Liquidity and Capital Resources").
For the three and six months ended June 30, 2024, the Company and certain joint venture partners sold various land parcels in separate transactions, resulting in the Company’s share of the gain on sale of land of $1.3 million. The Company’s proceeds from these sales in the three and six months ended June 30, 2024 were $2.5 million. The Company used its share of the proceeds from these sales to pay down debt and for other general corporate purposes.

On July 31, 2024, the Company sold its 50% interest in Biltmore Fashion Park, a 611,000 square foot regional retail center in Phoenix, Arizona, for $110.0 million. The Company used the net proceeds to pay down debt (See "Liquidity and Capital Resources").
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
Effective May 9, 2023, the Company’s joint venture in Country Club Plaza defaulted on the $295.2 million ($147.6 million at the Company's pro rata share) non-recourse loan on the property. The Company’s joint venture subsequently sold the property on June 28, 2024.
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
On May 24, 2024, the Company closed a two-year extension of the $149.9 million loan on The Oaks, which now matures on June 5, 2026. The interest rate during the first year of the extended term will be 7.5% and will increase to 8.5% during the second year of the extended term.
On June 27, 2024, the Company's joint venture in Chandler Fashion Center replaced the existing $256.0 million loan on the property with a new $275.0 million loan that bears interest at 7.06%, is interest only during the entire loan term and matures on July 1, 2029. The Company received a distribution of $17.7 million in connection with the refinancing.
The Company is in the process of closing a refinance of the $115.0 million loan on The Mall at Victor Valley, which matures on September 1, 2024. The new ten-year loan, which is expected to be $85.0 million, will bear a fixed interest rate that is yet to be determined.
Redevelopment and Development Activities:
The Company has a 50/50 joint venture with Simon Property Group, which was initially formed to develop Los Angeles Premium Outlets, a premium outlet center in Carson, California. During the first quarter of 2024, the Company evaluated its investment and concluded that due to certain conditions, the Company should not continue to invest capital in this development project. As a result, the Company wrote-off its share of the investment in the three months ended March 31, 2024. At the time of the write-off, the Company had funded $39.5 million of the total $78.9 million incurred by the joint venture (See Note 4 – Investments in Unconsolidated Joint Ventures in the Notes to the Consolidated Financial Statements).
The Company’s joint venture in Scottsdale Fashion Square, a 1,871,000 square foot regional retail center in Scottsdale, Arizona, is redeveloping a two-level Nordstrom wing with luxury-focused retail and restaurant uses. The total cost of the project is estimated to be between $84.0 million and $90.0 million, with $42.0 million and $45.0 million estimated to be the Company’s pro rata share. The Company has incurred $23.4 million of the total $46.8 million incurred by the joint venture as of June 30, 2024. The anticipated opening will be in phases beginning in 2024, with completion in 2025.
The Company is redeveloping the northeast quadrant of Green Acres Mall, a 2,058,000 square foot regional retail center in Valley Stream, New York. The project will include new exterior shops and facade totaling approximately 385,000 square feet of leasing, including new grocery use, redevelopment of a vacant anchor building and demolition of another vacant anchor building. The total cost of the project is estimated to be between $120.0 million and $140.0 million. The Company has incurred approximately $14.0 million as of June 30, 2024. The anticipated opening is in 2026.
The Company’s joint venture in FlatIron Crossing, a 1,393,000 square foot regional retail center in Broomfield, Colorado, is developing luxury, multi-family residential units, new/repurposed retail and food and beverage uses, and a community plaza, in addition to the redevelopment of the vacant former Nordstrom store located on the property. The Company's ownership percentage is expected to be 43.4% in the residential portion of the development and 51% in the remainder of the property. The total cost of the project is estimated to be between $240.0 million and $260.0 million, with $120.0 million and $130.0 million estimated to be the Company’s pro rata share. The Company has incurred $6.6 million of the total $13.0 million incurred by the joint venture as of June 30, 2024. The anticipated opening is in 2027.
Other Transactions and Events:
The Company declared a cash dividend of $0.17 per share of its common stock for each quarter of 2023 and the first two quarters of 2024. On July 26, 2024, the Company announced a third quarter cash dividend of $0.17 per share of its common stock, which will be paid on September 9, 2024 to stockholders of record on August 19, 2024. The dividend amount will be reviewed by the Board on a quarterly basis.
In connection with the commencement of an “at the market” offering program on March 26, 2021, which is referred to as the “ATM Program,” the Company entered into an equity distribution agreement with certain sales agents pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500 million. As of June 30, 2024, the Company had approximately $151.7 million of gross sales of its common stock available under the ATM Program.
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
Remeasurement gains are recognized when the Company becomes the primary beneficiary of an existing equity method investment that is a variable interest entity to the extent that the fair value of the existing equity investment exceeds the carrying value of the investment, and remeasurement losses are recognized to the extent the carrying value of the investment exceeds the fair value. The fair value is determined based on a discounted cash flow model, with the significant unobservable inputs including discount rate, terminal capitalization rate and market rents.
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

The Company recorded its financing arrangement (See Note 12—Financing Arrangement in the Company's Notes to the Consolidated Financial Statements) obligation at fair value on a recurring basis with changes in fair value being recorded as interest expense in the Company’s consolidated statements of operations. The fair value was determined based on a discounted cash flow model, with the significant unobservable inputs including discount rate, terminal capitalization rate, and market rents. The fair value of the financing arrangement obligation is sensitive to these significant unobservable inputs and a change in these inputs may result in a significantly higher or lower fair value measurement.
Results of Operations
Many of the variations in the results of operations, discussed below, occurred because of the transactions affecting the Company’s properties described in Management’s Overview and Summary above, including the Redevelopment Properties, the JV Transition Centers and the Disposition Properties (as defined below).
For purposes of the discussion below, the Company defines “Same Centers” as those Centers that are substantially complete and in operation for the entirety of both periods of the comparison. Non-Same Centers for comparison purposes include those Centers or properties that are going through a substantial redevelopment often resulting in the closing of a portion of the Center (“Redevelopment Properties”), those properties that have recently transitioned to or from equity method joint ventures to or from consolidated assets ("JV Transition Centers") and properties that have been disposed of (“Disposition Properties”). The Company moves a Center in and out of Same Centers based on whether the Center is substantially complete and in operation for the entirety of both periods of the comparison. Accordingly, the Same Centers consist of all Consolidated Centers, excluding the Redevelopment Properties, the JV Transition Centers, Santa Monica Place and the Disposition Properties, for the periods of comparison. Santa Monica Place is excluded from Same Centers due to the Company's default on the non-recourse loan on April 9, 2024.
For the comparison of the three and six months ended June 30, 2024 to the three and six months ended June 30, 2023, the JV Transition Centers are Arrowhead Towne Center, Chandler Fashion Center, South Plains Mall and the five former Sears parcels located at Chandler Fashion Center, Danbury Fair Mall, Freehold Raceway Mall, Los Cerritos Center and Washington Square (See “Acquisitions” in Management’s Overview and Summary). The Disposition Properties are The Marketplace at Flagstaff, Superstition Springs Power Center, Towne Mall and a former department store parcel at Valle Vista Mall (See "Dispositions" in Management’s Overview and Summary). For the comparison of the three and six months ended June 30, 2024 to the three and six months ended June 30, 2023, the Redevelopment Properties are Green Acres Mall and Fashion District Philadelphia.
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
During the trailing twelve months ended June 30, 2024, comparable tenant sales for spaces less than 10,000 square feet across the portfolio decreased by 1.1% relative to the second quarter of 2023. The leased occupancy rate of 93.3% at June 30, 2024 represented a 0.7% increase from 92.6% at June 30, 2023 and a 0.1% sequential decrease compared to the 93.4% occupancy rate at March 31, 2024. Releasing spreads increased as the Company executed leases at an average rent of $63.35 for new and renewal leases executed compared to $57.54 on leases expiring, resulting in a releasing spread increase of $5.81 per square foot, or 10.1%, for the trailing twelve months ended June 30, 2024. This was the Company’s eleventh consecutive quarter of positive base rent leasing spreads.
2024 lease expirations continue to be an important focal point for the Company. As of June 30, 2024, the Company has executed renewal leases or commitments on 76% of its square footage expiring in 2024, which leases are expected to commence throughout 2024 and another 18% of such expiring space is in the letter of intent stage. Excluding those leases, the remaining leases expiring in 2024, which represent approximately 181,000 square feet of the Centers, are in the prospecting stage. The Company continues to renew or replace leases that are scheduled to expire in 2024, however, due to a variety of factors, the Company cannot be certain of its ability to sign, renew or replace leases expiring in 2024 or beyond.
The Company has entered into 184 leases for new stores totaling approximately 1.5 million square feet that have opened or are planned for opening in 2024, and another 33 leases for new stores totaling approximately 994,000 square feet opening throughout 2025 and 2026. In total, new store leases are expected to produce incremental rent of approximately $71.4 million (at the Company’s pro rata share) in excess of the rent generated from prior uses in the same spaces. While there may be additional new space openings in 2024, any such leases are not yet executed.

During the quarter ended June 30, 2024, the Company signed 61 new leases and 172 renewal leases comprising approximately 750,000 square feet of GLA. The average tenant allowance was $18.40 per square foot.
Outlook
During March 2024, the Company celebrated its 30th anniversary as a public company and also welcomed Jackson Hsieh as its Chief Executive Officer and President. Following the appointment of Mr. Hsieh, the Company’s leadership team has spent considerable time refining the Company's strategy and unveiled the Path Forward Plan during the second quarter of 2024.
The Path Forward Plan is a multi-pronged strategy to improve the Company's balance sheet, while also making inward-facing enhancements to both bolster company culture and improve key business processes to gain operating efficiencies. Essential goals of the Path Forward Plan include:
•Deleverage the capital structure, with a focus on reducing the Company's Net Debt to Adjusted EBITDA leverage ratio over the next three to four years;
•Invest in and fortify the Company's key assets in the portfolio;
•Proactively consolidate selected joint venture assets over time that are core to the Company's overall strategy;
•Deliver a post-deleveraging Funds From Operations ("FFO") launch point goal over the next three to four years;
•Achieve outstanding operational results through rigorous internal process improvements; and
•Position the Company to take an offensive stance on acquisitions, reinvestment and selected development.
The Company may achieve these goals through a variety of methods and the timing, extent and impact of any transactions that the Company has or will undertake while implementing the Path Forward Plan are indeterminable at this time. In order to deleverage its capital structure, the Company may pursue asset dispositions and acquisitions, experience organic growth in EBITDA as properties in its lease pipeline open for business, be selective about undertaking new development and redevelopment projects, and/or issue common stock. Asset sales will focus on whether a property is core to the Company’s strategy and may include defaulting on certain mortgage debts on the Company’s properties and giving possession of such secured properties to the lender.
Further, the Company has a long-term four-pronged business strategy that focuses on the acquisition, leasing and management, redevelopment and development of regional retail centers. Although the majority of the key performance indicators at the Centers continued to improve during the first half of 2024, operating results in 2024 have been and are expected to continue to be negatively impacted by certain external factors, including any increase in inflation and elevated interest rates, as well as the impact from the recent bankruptcy of Express and any future tenant bankruptcies.
Traffic levels at the Company’s Centers for the first half of 2024 increased by 4.6% from 2023 levels for the same time period. Portfolio tenant sales per square foot from spaces less than 10,000 square feet for the trailing twelve months ended June 30, 2024 were $835 compared to $836 for the year ended December 31, 2023. Comparable tenant sales from spaces less than 10,000 square feet across the portfolio for the quarter ended June 30, 2024 decreased by 0.4% compared to the same period in 2023.
During 2023, the Company signed 839 new and renewal leases for approximately 4.2 million square feet, compared to 963 leases and 3.8 million square feet signed during 2022. This leasing volume represented a 13% decrease in the number of leases and a 12% increase in the amount of square footage leased compared to the same period in 2022 on a comparable basis, and was the highest volume leasing year in the Company’s history. During the second quarter of 2024, the Company signed 233 leases for approximately 750,000 square feet, compared to 188 leases and 1.4 million square feet leased during the second quarter of 2023, representing a 47% decrease in the amount of square footage leased and a 24% increase in the number of leases signed on a comparable center basis. The decline was primarily due to unusually heavy leasing activity in the second quarter of 2023 from a multi-lease renewal with a major national retailer covering a significant amount of space, as well as several larger format space within the same period.
The Company believes that diversity of use within its tenant base has been, and will continue to be, a prominent internal growth catalyst at its Centers going forward, as new uses enhance the productivity and diversity of the tenant mix and have the potential to significantly increase customer traffic at the applicable Centers. During the quarter ended June 30, 2024, the Company signed leases for new stores with new-to-Macerich portfolio uses for 98,000 square feet, with another 204,000 square feet of such new-to-Macerich portfolio leases currently in negotiation as of the date of this Quarterly Report on Form 10-Q. During the year ended December 31, 2023, the Company signed leases for new stores with new-to-Macerich portfolio uses totaling over 600,000 square feet.

As of June 30, 2024, the leased occupancy rate was 93.3%, a 0.7% increase compared to the leased occupancy rate at June 30, 2023 of 92.6% and a 0.1% sequential decrease compared to the leased occupancy rate of 93.4% at March 31, 2024.
Many of the Company’s leases contain co-tenancy clauses. Certain Anchor or small tenant closures have become permanent, whether caused by the pandemic or otherwise, and co-tenancy clauses within certain leases may be triggered as a result. The Company does not anticipate that the negative impact of such clauses on lease revenue will be significant.
The pace of bankruptcy filings involving the Company’s tenants decreased substantially in 2023 and in 2022 compared to 2021. For the year ended December 31, 2023, there were ten bankruptcy filings involving the Company’s tenants totaling fifteen leases and representing approximately 111,000 square feet of leased space and $3.6 million of annual leasing revenue at the Company’s share. Year-to-date in 2024, there have been eight bankruptcy filings involving the Company’s tenants, including the bankruptcy of Express announced on April 22, 2024, totaling 43 leases and representing approximately 305,000 square feet of leased space and $18.1 million of annual leasing revenue at the Company’s share.
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
The Company continues to actively address its near-term, non-recourse loan maturities, with five completed transactions year-to-date in 2024 totaling approximately $688.6 million, or approximately $539.4 million at the Company’s pro rata share. The Company has one remaining maturity in 2024 that is in the process of refinancing. For additional information on the Company’s financing transactions in the year ended 2023 through the date of this Quarterly Report on Form 10-Q, see “Financing Activities” in Management’s Overview and Summary.
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
Comparison of Three Months Ended June 30, 2024 and 2023
Revenues:
Leasing revenue increased by $5.3 million, or 2.8%, from 2023 to 2024. The increase in leasing revenue is attributed to increases of $7.5 million from the JV Transition Centers and $0.5 million from the Same Centers offset in part by decreases of $1.0 million from the Disposition Properties and $1.6 million from the Redevelopment Properties. Leasing revenue includes the amortization of above and below-market leases, the amortization of straight-line rents, lease termination income, percentage rent and the recovery of bad debts. The amortization of above and below-market leases increased from $0.5 million in 2023 to $2.5 million in 2024. The amortization of straight-line rents increased from $(0.8) million in 2023 to $(0.5) million in 2024. Lease termination income was $0.0 million for both 2023 and 2024. Percentage rent decreased from $4.5 million in 2023 to $2.9 million in 2024. (Provisions for) recovery of bad debts decreased from $0.6 million in 2023 to $(1.5) million in 2024.
Other revenue decreased from $11.7 million in 2023 to $10.8 million in 2024. This decrease is primarily due to other income related to the Same Centers.
Management Companies' revenue decreased from $8.0 million in 2023 to $6.8 million in 2024 primarily due to a decrease in leasing and development fees.
Shopping Center and Operating Expenses:
Shopping center and operating expenses increased $0.5 million, or 0.7%, from 2023 to 2024. The increase in shopping center and operating expenses is attributed to increases of $1.5 million from the JV Transition Centers and $0.9 million from the Same Centers offset in part by decreases of $1.7 million from the Redevelopment Properties and $0.6 million from the Disposition Properties.

Leasing Expenses:
Leasing expenses increased from $8.4 million in 2023 to $9.6 million in 2024 primarily due to an increase in compensation expense.
REIT General and Administrative Expenses:
REIT general and administrative expenses decreased $1.8 million from 2023 to 2024 primarily due to a decrease in compensation expense.
Depreciation and Amortization:
Depreciation and amortization increased $1.3 million from 2023 to 2024. The increase in depreciation and amortization is attributed to an increase of $2.6 million from the JV Transition Centers and $0.3 million from the Redevelopment Properties offset in part by decreases of $3.1 million from the Same Centers and $0.3 million from the Disposition Properties. Additionally, $1.8 million of the increase is attributable to Santa Monica Place.
Interest Expense:
Interest expense decreased $14.9 million from 2023 to 2024. The decrease in interest expense is attributed to decreases of $21.7 million from the financing arrangement (See Note 12—Financing Arrangement in the Company's Notes to the Consolidated Financial Statements), $2.1 million from the Redevelopment Properties and $0.2 million from the Disposition Properties offset in part by $4.0 million from the JV Transition Centers, $1.1 million from the Same Centers and $0.6 million from higher outstanding balances and interest rates on the Company's revolving line of credit. Additionally, $3.4 million of the offset is attributable to Santa Monica Place, which includes default interest expense of $2.8 million. The decrease in interest expense from the financing arrangement is primarily due to the change in fair value of the underlying properties and the mortgage notes payable on the underlying properties.
Equity in Loss of Unconsolidated Joint Ventures:
Equity in loss of unconsolidated joint ventures increased $49.9 million from 2023 to 2024. The increase in equity in loss of unconsolidated joint ventures is primarily due to impairment losses of $53.7 million recognized as a result of the reduction in the estimated holding period of properties held by certain unconsolidated joint ventures.
Gain on Sale or Write Down of Assets, net:
The gain on sale or write down of assets, net increased $314.7 million from 2023 to 2024 primarily due to the gain of $334.3 million relating to the Company no longer accounting for its investment in Chandler Fashion Center as a financing arrangement (See Note 12 – Financing Arrangement and Note 16 – Dispositions in the Company’s Notes to the Consolidated Financial Statements) offset by an impairment loss of $12.7 million as a result of the reduction in the estimated holding period of a certain property.
Net Income (Loss):
Net income (loss) increased $279.9 million from 2023 to 2024. The increase in net income (loss) is primarily due to the gain on sale of assets discussed above offset in part by impairment losses recognized as a result of the reduction in the estimated holding periods of certain properties.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold, accrued default interest expense and loss on non-real estate investments decreased 1.1% from $89.1 million in 2023 to $88.1 million in 2024. For a reconciliation of net income (loss) attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders—diluted, and FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold, accrued default interest expense and loss on non-real estate investments—diluted, see "Funds From Operations ("FFO")" below.
Comparison of Six Months Ended June 30, 2024 and 2023
Revenues:
Leasing revenue decreased by $2.1 million, or 0.5%, from 2023 to 2024. The decrease in leasing revenue is attributed to decreases of $3.4 million from the Same Centers, $2.4 million from the Disposition Properties and $4.3 million from the Redevelopment Properties offset in part by an increase of $8.6 million from the JV Transition Centers. Leasing revenue includes the amortization of above and below-market leases, the amortization of straight-line rents, lease termination income, percentage rent and the recovery of bad debts. The amortization of above and below-market leases increased from $1.6 million in 2023 to $2.5 million in 2024. Straight-line rents decreased from $(2.6) million in 2023 to $(3.7) million in 2024. Lease termination income decreased from $1.7 million in 2023 to $1.2 million in 2024. Percentage rent decreased from $10.0 million in 2023 to $5.5 million in 2024. (Provisions for) recovery of bad debts decreased from $1.6 million in 2023 to $(4.4) million in 2024.
Other revenue decreased from $20.7 million in 2023 to $19.7 million in 2024. This decrease is primarily due to other income related to the Same Centers.
Shopping Center and Operating Expenses:
Shopping center and operating expenses increased $4.2 million, or 3.0%, from 2023 to 2024. The increase in shopping center and operating expenses is attributed to an increase of $4.1 million from the Same Centers, which is primarily due to increased insurance, utilities and snow removal costs, and $1.5 million from the JV Transition Centers offset in part by decreases of $1.4 million from the Redevelopment Properties and $1.2 million from the Disposition Properties. Additionally, $1.1 million of the increase is attributable to Santa Monica Place.
Leasing Expenses:
Leasing expenses increased from $18.1 million in 2023 to $20.1 million in 2024 due to an increase in compensation expense.
REIT General and Administrative Expenses:
REIT general and administrative expenses decreased $1.1 million from 2023 to 2024 due to a decrease in compensation expense.
Depreciation and Amortization:
Depreciation and amortization decreased $1.8 million from 2023 to 2024. The decrease in depreciation and amortization is attributed to decreases of $7.4 million from the Same Centers and $0.9 million from the Disposition Properties offset in part by increases of $3.4 million from the JV Transition Centers and $0.9 million from the Redevelopment Properties. Additionally, $2.2 million of the offset is attributable to Santa Monica Place.
Interest Expense:
Interest expense decreased $2.2 million from 2023 to 2024. The decrease in interest expense is attributed to decreases of $7.8 million from the financing arrangement discussed in Note 12 in the Company's Notes to the Consolidated Financial Statements, $3.0 million from the Redevelopment Properties and $0.4 million from the Disposition Properties offset in part by increases of $1.9 million from higher interest rates and outstanding balances on the Company's revolving line of credit, $1.1 million from the Same Centers and $3.2 million from the JV Transition Centers. Additionally, $2.8 million of the offset is attributable to Santa Monica Place, which includes default interest expense of $2.8 million. The decrease in interest expense from the financing arrangement is primarily due to the change in fair value of the underlying properties and the mortgage notes payable on the underlying properties.
Equity in Loss of Unconsolidated Joint Ventures:
Equity in loss of unconsolidated joint ventures increased $61.3 million from 2023 to 2024. The increase in equity in loss of unconsolidated joint ventures is primarily due to the write-down of the Company's investment in Los Angeles Premium Outlets of $57.7 million in 2024 and impairment losses of $53.7 million as a result of the reduction in the estimated holding period of properties held by certain unconsolidated joint ventures offset in part by the impairment loss in 2023 of $51.4 million at MS Portfolio LLC, as a result of the reduction in the estimated holding period (See Note 4 – Investments in Unconsolidated Joint Ventures in the Company’s Notes to the Consolidated Financial Statements).
Gain on Sale or Write Down of Assets, net:
Gain on sale or write down of assets, net increased $274.9 million from 2023 to 2024. The increase is primarily due to the gain of $334.3 million relating to the Company no longer accounting for its investment in Chandler Fashion Center as a financing arrangement (See Note 12 – Financing Arrangement and Note 16 – Dispositions in the Company’s Notes to the Consolidated Financial Statements) offset by impairment losses of $48.7 million as a result of the reduction in the estimated holding period of certain properties.

Net Income (Loss):
Net income (loss) increased $206.7 million from 2023 to 2024. The increase in net income (loss) is primarily due to the gain on sale of assets discussed above offset in part by impairment losses recognized as a result of the reduction in the estimated holding period of certain unconsolidated joint ventures, 2024 impairment losses at Santa Monica Place and Los Angeles Premium Outlets and by the 2023 write-down of assets as a result of the reduction in the estimated holding period at MS Portfolio LLC, along with the other variances noted above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold, accrued default interest expense and loss on non-real estate investments decreased 12.0% from $185.0 million in 2023 to $162.7 million in 2024. For a reconciliation of net income (loss) attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders—diluted, and FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold, accrued default interest expense and loss on non-real estate investments—diluted, see "Funds From Operations ("FFO")" below.
Operating Activities:
Cash provided by operating activities decreased $10.2 million from 2023 to 2024. The decrease is primarily due to the changes in assets and liabilities and the results, as discussed above.
Investing Activities:
Cash used in investing activities was $83.4 million in 2024 compared to cash provided by investing activities of $58.9 million in 2023. The increase in cash used in investing activities is primarily attributed to decreases in distributions from unconsolidated joint ventures of $128.4 million, increases in development, redevelopment and renovation of $17.6 million and decreases in proceeds from the sale of assets of $15.4 million offset in part by decreases in property improvements of $12.2 million and contributions to unconsolidated joint ventures of $7.2 million. The decrease in distributions from unconsolidated joint ventures is primarily due to the distribution of net loan proceeds from the Scottsdale Fashion Square refinance in 2023 (See “—Financing Activities” in Management’s Overview and Summary).
Financing Activities:
Cash used in financing activities decreased $140.2 million from 2023 to 2024. The decrease in cash used in financing activities is primarily due to a decrease in payments on mortgages, bank and other notes payable of $338.2 million and a decrease in deferred financing costs of $11.1 million offset in part by a decrease in proceeds from mortgages, bank and other notes payable of $210.0 million.
Liquidity and Capital Resources
The Company anticipates meeting its liquidity needs for its operating expenses, debt service and dividend requirements for the next twelve months and beyond through cash generated from operations, distributions from unconsolidated joint ventures, working capital reserves and/or borrowings under its line of credit.
Additionally, the Company is focused on implementing the Path Forward Plan, including its goal to reduce its Net Debt to Adjusted EBITDA leverage ratio to a lower level over the next three to four years. The Company may achieve this goal, and other goals set in connection with the Path Forward Plan, through a variety of methods and the timing, extent and impact of any transactions that the Company has or will undertake while implementing the Path Forward Plan are indeterminable at this time. In order to de-leverage its capital structure, the Company may pursue asset dispositions and acquisitions, experience organic growth in EBITDA as properties in its lease pipeline open for business, be selective about undertaking new development and redevelopment projects, and/or issue common stock. Asset sales will focus on whether a property is core to the Company’s strategy and may include defaulting on certain mortgage debts on the Company's properties and giving possession of such secured properties to the lender.

Uses of Capital
The following tables summarize capital expenditures incurred at the Centers (at the Company's pro rata share):

	For the Six Months Ended June 30,
(Dollars in thousands)	2024	2023
Consolidated Centers:
Acquisitions of property, building improvement and equipment(1)	$57,589	$58,717
Development, redevelopment, expansions and renovations of Centers	39,436	35,216
Tenant allowances	6,993	20,216
Deferred leasing charges	2,565	2,783
	$106,583	$116,932
Unconsolidated Joint Venture Centers:
Acquisitions of property, building improvement and equipment	$6,609	$4,474
Development, redevelopment, expansions and renovations of Centers	16,499	35,967
Tenant allowances	6,849	6,053
Deferred leasing charges	2,762	1,782
	$32,719	$48,276
(1)For the six months ended June 30, 2024, this includes the cash paid of $36.4 million on May 14, 2024, for the Company's acquisition of its joint venture partner's 40% interest in Arrowhead Towne Center and South Plains Mall. The total purchase price also included the assumption of the partner's share of debt. The Company now owns 100% of these regional retail centers. For the six months ended June 30, 2023, this includes the Company's acquisition of its joint venture partner's (Seritage Growth Partners) 50% interest in five former Sears parcels on May 18, 2023 for $46.7 million. The Company now owns 100% of these five parcels located at Chandler Fashion Center, Danbury Fair Mall, Freehold Raceway Mall, Los Cerritos Center and Washington Square (See Note 15—Acquisitions in the Notes to the Consolidated Financial Statements).
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
Sources of Capital
The Company has also generated liquidity in the past, and may continue to do so in the future, through equity offerings and issuances, property refinancings, joint venture transactions and the sale of non-core assets. Asset sales will focus on whether a property is core to the Company's strategy and may include defaulting on certain mortgage debts on the Company's properties and giving possession of such secured properties to the lender. For example, the Company sold The Marketplace at Flagstaff in Flagstaff, Arizona on May 2, 2023, Superstition Springs Power Center in Mesa, Arizona on July 17, 2023, and the Company's joint venture sold One Westside in Los Angeles, California on December 27, 2023. Since implementing the Path Forward Plan, the Company's joint venture sold Country Club Plaza in Kansas City, Missouri on June 28, 2024 and the Company sold its 50% interest in Biltmore Fashion Park in Phoenix, Arizona on July 31, 2024. The Company used its share of proceeds from these transactions to pay down its line of credit and other debt obligations. During the year ended December 31, 2023 and six months ended June 30, 2024, the Company and certain joint venture partners sold various land parcels in separate transactions for aggregate proceeds of $16.4 million and $2.5 million, respectively (at the Company's share), which the Company used to pay down debt and for other general corporate purposes. Furthermore, the Company has filed a shelf registration statement, which registered an unspecified amount of common stock, preferred stock, depositary shares, debt securities, warrants, rights, stock purchase contracts and units that may be sold from time to time by the Company.
On March 26, 2021, the Company registered an "at the market" offering program, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500 million under the ATM Program, in amounts and at times to be determined by the Company. During the six months ended June 30, 2024, no shares were issued under the ATM Program. As of June 30, 2024, the Company had approximately $151.7 million of gross sales of its common stock available under the ATM Program.

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
The Company's total outstanding loan indebtedness, which includes mortgages and other notes payable, at June 30, 2024 was $6.99 billion (consisting of $4.54 billion of consolidated debt, less $0.03 billion of noncontrolling interests, plus $2.48 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company has one remaining maturity in 2024 that is in the process of refinancing and expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or cash on hand, with the exception of Santa Monica Place (See “—Financing Activities” in Management’s Overview and Summary).
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
Additionally, as of June 30, 2024, the Company was contingently liable for $40.9 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. As of June 30, 2024, $40.8 million of these letters of credit were secured by restricted cash. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company continues to actively address its near-term, non-recourse loan maturities, with five completed or in process transactions year-to-date in 2024 totaling approximately $688.6 million, or approximately $539.4 million at the Company’s pro rata share. The Company has one remaining maturity in 2024 that is in the process of refinancing. For additional information on the Company’s financing transactions in the year ended 2023 through the date of this Quarterly Report on Form 10-Q, see “Financing Activities” in Management’s Overview and Summary.
Previously, the Company had a $525 million revolving loan facility, which was scheduled to mature on April 14, 2024. On September 11, 2023, the Company and the Operating Partnership entered into an amended and restated credit agreement, which amended and restated their prior credit agreement, and provides for an aggregate $650 million revolving loan facility that matures on February 1, 2027, with a one-year extension option. The revolving loan facility can be expanded up to $950 million, subject to receipt of lender commitments and other conditions. Concurrently with the entry into the amended and restated credit agreement, the Company drew $152 million of the amount available under the revolving loan facility and used the proceeds to repay in full amounts outstanding under its prior credit facility. All obligations under the credit facility are guaranteed unconditionally by the Company and are secured in the form of mortgages on certain wholly-owned assets and pledges of equity interests held by certain of the Company’s subsidiaries. The new credit facility bears interest, at the Operating Partnership’s option, at either the base rate (as defined in the credit agreement) or adjusted term SOFR (as defined in the credit agreement) plus, in both cases, an applicable margin. The applicable margin depends on the Company’s overall leverage ratio and ranges from 1.00% to 2.50% over the selected index rate. As of June 30, 2024, the borrowing rate was SOFR plus a spread of 2.35%. As of June 30, 2024, borrowings under the credit facility were $185.0 million less unamortized deferred finance costs of $13.6 million for the revolving loan facility at a total effective interest rate of 8.40%. As of June 30, 2024, the Company’s availability under the revolving loan facility for additional borrowings was $464.9 million.

Cash dividends and distributions for the six months ended June 30, 2024 were $80.2 million (including distributions from consolidated joint ventures of $1.1 million), which were funded by operations.
At June 30, 2024, the Company was in compliance with all applicable loan covenants under its agreements.
At June 30, 2024, the Company had cash and cash equivalents of $70.7 million.
Material Cash Commitments:
The following is a schedule of material cash commitments as of June 30, 2024 for the Consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Cash Commitments	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)(1)	$5,400,638	$951,487	$1,577,538	$1,103,554	$1,768,059
Lease obligations(2)	135,392	15,575	24,769	20,217	74,831
	$5,536,030	$967,062	$1,602,307	$1,123,771	$1,842,890
__________________________________________________________
(1)Interest payments on floating rate debt were based on rates in effect at June 30, 2024.
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
Prior to June 13, 2024, the Company accounted for its joint venture in Chandler Freehold as a financing arrangement. In connection with this treatment, the Company recognized financing expense on (i) the changes in fair value of the financing arrangement obligation, (ii) any payments to the joint venture partner equal to their pro rata share of net income and (iii) any payments to the joint venture partner less than or in excess of their pro rata share of net income. The Company excludes from its definition of FFO the noted expenses related to the changes in fair value and for the payments to the joint venture partner less than or in excess of their pro rata share of net income. On November 16, 2023, the Company acquired its joint venture partner’s 49.9% ownership interest in Freehold Raceway Mall and as a result, this property is no longer part of the financing arrangement and is 100% owned by the Company. On June 13, 2024, the partnership agreement between the Company and its partner was amended. As a result, the Company no longer accounts for its investment in Chandler Fashion Center as a financing arrangement. Effective June 13, 2024, the Company accounts for its investment in Chandler Fashion Center under the equity method of accounting (See Note 12 – Financing Arrangement and Note 16 – Dispositions in the Notes to the Consolidated Financial Statements). References to Chandler Freehold for the period November 16, 2023 through June 13, 2024 shall be deemed to only refer to Chandler Fashion Center.
The Company also presents FFO excluding financing expense in connection with Chandler Freehold, gain or loss on extinguishment of debt, accrued default interest expense and gain or loss on non-real estate investments.
FFO and FFO on a diluted basis are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization, as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. The Company believes that such a presentation also provides investors with a more meaningful measure of its operating results in comparison to the operating results of other REITs. In addition, the Company believes that FFO excluding financing expense in connection with Chandler Freehold, impact associated with extinguishment of debt, accrued default interest expense and impact of non-cash changes in the market value of non-real estate investments provides useful supplemental information regarding the Company’s performance as it shows a more meaningful and consistent comparison of the Company’s operating performance and allows investors to more easily compare the Company’s results. On March 19, 2024, the Company closed on a three-year extension of the Fashion Outlets of Niagara Falls non-recourse loan and all default interest expense was reversed. Effective April 9, 2024, default interest expense has been accrued on the non-recourse loan on Santa Monica Place. GAAP requires that the Company accrue default interest expense, which is not expected to be paid and is expected to be reversed once a loan is modified or once title to the mortgaged loan collateral is transferred. The Company believes that the accrual of default interest on non-recourse loans, and the related reversal thereof should be excluded. The Company holds certain non-real estate investments that are subject to mark to market changes every quarter. These investments are not core to the Company's business, and the changes to market value and the related gain or loss are entirely non-cash in nature. As a result, the Company believes that the gain or loss on non-real estate investments should be excluded. In the first quarter of 2024, the Company updated its presentation to exclude gain or loss on non-real estate investments for the reasons noted above. The Company recast the presentation for prior periods to reflect this change.
The Company believes that FFO does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income (loss) as defined by GAAP, and is not indicative of cash available to fund all cash flow needs. The Company also cautions that FFO, as presented, may not be comparable to similarly titled measures reported by other real estate investment trusts.
Management compensates for the limitations of FFO by providing investors with financial statements prepared according to GAAP, along with this detailed discussion of FFO and a reconciliation of net (loss) income to FFO and FFO—diluted. Management believes that to further understand the Company's performance, FFO should be compared with the Company's reported net income (loss) and considered in addition to cash flows in accordance with GAAP, as presented in the Company's consolidated financial statements. The following reconciles net income (loss) attributable to the Company to FFO and FFO—diluted attributable to common stockholders and unit holders-basic and diluted, excluding financing expense in connection with Chandler Freehold, accrued default interest expense and loss on non-real estate investments for the three and six months ended June 30, 2024 and 2023 (dollars and shares in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) attributable to the Company	$252,007	$(14,964)	$125,279	$(73,697)
Adjustments to reconcile net income (loss) attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted:
Noncontrolling interests in the Operating Partnership	11,778	(617)	5,847	(3,070)
Gain on sale or write down of assets, net—consolidated assets	(324,996)	(10,279)	(288,911)	(14,058)
Add: noncontrolling interests share of gain on sale or write down of assets—consolidated assets	330	—	330	1,886
Add: gain on sale of undepreciated assets—consolidated assets	233	—	233	2,488
Loss on sale or write down of assets—unconsolidated joint ventures, net(1)	51,526	1,221	109,181	51,348
Add: gain on sale of undepreciated assets—unconsolidated joint ventures(1)	1,093	—	1,076	104
Depreciation and amortization—consolidated assets	71,676	70,388	140,027	141,841
Less: noncontrolling interests in depreciation and amortization—consolidated assets	(1,523)	(3,619)	(3,256)	(7,267)
Depreciation and amortization—unconsolidated joint ventures(1)	39,310	42,830	80,007	85,337
Less: depreciation on personal property	(1,732)	(1,972)	(3,568)	(4,149)
FFO attributable to common stockholders and unit holders—basic and diluted	99,702	82,988	166,245	180,763
Financing expense in connection with Chandler Freehold	(16,467)	5,720	(12,829)	(3,348)
FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold—basic and diluted	$83,235	$88,708	$153,416	$177,415
Accrued default interest expense	2,767	—	1,722	—
Loss on non-real estate investments	2,097	347	7,559	7,557
FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold, accrued default interest expense and loss on non-real estate investments —basic and diluted	$88,099	$89,055	$162,697	$184,972
Weighted average number of FFO shares outstanding for:
FFO attributable to common stockholders and unit holders—basic(2)	226,270	224,442	226,206	224,358
Adjustments for impact of dilutive securities in computing FFO—diluted:
Share and unit based compensation plans	—	—	—	—
Weighted average number of FFO shares outstanding for FFO attributable to common stockholders and unit holders—basic and diluted(2)	226,270	224,442	226,206	224,358
(1)     Unconsolidated joint ventures are presented at the Company's pro rata share.
(2)     Calculated based upon basic net income as adjusted to reach basic FFO. Includes 10.1 million and 9.0 million of OP Units outstanding for the three months ended June 30, 2024 and 2023, respectively, and 10.1 million and 9.0 million of OP Units outstanding for the six months ended June 30, 2024 and 2023, respectively.
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
The following table sets forth information as of June 30, 2024 concerning the Company's long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the twelve months ending June 30,
	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long-term debt:
Fixed rate	$748,411	$565,377	$410,288	$734,531	$8,518	$1,670,116	$4,137,241	$3,861,020
Average interest rate	3.65%	4.74%	4.03%	4.98%	4.10%	4.27%	4.33%
Floating rate	—	300,000	—	—	185,000	—	485,000	487,875
Average interest rate	—%	6.85%	—%	—%	7.82%	—%	7.22%
Total debt—Consolidated Centers	$748,411	$865,377	$410,288	$734,531	$193,518	$1,670,116	$4,622,241	$4,348,895
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long-term debt (at Company's pro rata share):
Fixed rate	$121,289	$354,158	$392,878	$638,841	$459,710	$482,403	$2,449,279	$2,346,625
Average interest rate	7.62%	3.66%	6.92%	5.21%	5.90%	4.76%	5.42%
Floating rate	—	—	32,979	—	12,000	—	44,979	46,427
Average interest rate	—%	—%	9.58%	—%	7.83%	—%	9.11%
Total debt—Unconsolidated Joint Venture Centers	$121,289	$354,158	$425,857	$638,841	$471,710	$482,403	$2,494,258	$2,393,052
The Consolidated Centers' total fixed rate debt at June 30, 2024 and December 31, 2023 was $4.1 billion and $3.8 billion, respectively. The average interest rate on the fixed rate debt at June 30, 2024 and December 31, 2023 was 4.33% and 4.29%, respectively. The Consolidated Centers' total floating rate debt at June 30, 2024 and December 31, 2023 was $485.0 million and $475.8 million, respectively. The average interest rate on the floating rate debt at June 30, 2024 and December 31, 2023 was 7.22% and 7.43%, respectively.
The Company's pro rata share of the Unconsolidated Joint Venture Centers' fixed rate debt at June 30, 2024 and December 31, 2023 was $2.4 billion and $2.8 billion, respectively. The average interest rate on the fixed rate debt at June 30, 2024 and December 31, 2023 was 5.42% and 5.06%, respectively. The Company's pro rata share of the Unconsolidated Joint Venture Centers' floating rate debt at June 30, 2024 and December 31, 2023 was $45.0 million and $45.2 million, respectively. The average interest rate on the floating rate debt at June 30, 2024 and December 31, 2023 was 9.11% and 9.00%, respectively.
The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value. Interest rate cap agreements offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements effectively replace a floating rate on the notional amount with a fixed rate as noted above. As of June 30, 2024, the Company has interest rate cap agreements in place (See Note 4—Investments in Unconsolidated Joint Ventures and Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements). The respective loans each require an interest rate cap agreement to be in place at all times, which limits how high the prevailing floating loan rate index (i.e., SOFR) for the loans can rise. As of the date of this Quarterly Report on Form 10-Q, SOFR for each of these loans exceeded the strike interest rate (the "Strike Rate") within the required interest rate cap agreement. If SOFR does exceed the Strike Rate, each of these loans would then be considered fixed rate debt. If SOFR for these respective loans thereafter no longer exceeds the Strike Rate, then these loans would once again be considered floating rate debt.

In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $5.3 million per year based on $530.0 million of floating rate debt outstanding at June 30, 2024.
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
Item 4.    Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of June 30, 2024, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
(a) On June 17, 2024, the Company, as general partner of the Operating Partnership, issued 92,523 shares of common stock of the Company, upon the redemption of 92,523 common partnership units of the Operating Partnership. These shares of common stock were issued in a private placement to a limited partner of the Operating Partnership, an accredited investor, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2024 to April 30, 2024	—	$—	—	$278,707,048
May 1, 2024 to May 31, 2024	—	—	—	$278,707,048
June 1, 2024 to June 30, 2024	—	—	—	$278,707,048
Total	—	$—	—
(1)On February 12, 2017, the Company's Board of Directors authorized the repurchase of up to $500.0 million of the Company's outstanding common shares from time to time as market conditions warrant.
Item 3.  Defaults Upon Senior Securities
Not Applicable.
Item 4.  Mine Safety Disclosures
Not Applicable.
Item 5.  Other Information
During the three months ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
10.1*
First Amendment to the Macerich Company Employee Stock Purchase Plan (incorporated by reference as an exhibit to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 30, 2024).

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

THE MACERICH COMPANY
		By:	/s/ SCOTT W. KINGSMORE
Scott W. Kingsmore
Senior Executive Vice President, Treasurer and Chief Financial Officer
Date:	August 8, 2024		(Principal Financial Officer)