Form 10-Q
period 2024-09-30
MACERICH CO
filed 2024-11-07
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
Number of shares outstanding as of November 5, 2024 of the registrant's common stock, par value $0.01 per share: 225,527,485 shares

THE MACERICH COMPANY
FORM 10-Q

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS:
Property, net	$6,060,194	$5,900,489
Cash and cash equivalents	116,475	94,936
Restricted cash	113,503	95,358
Tenant and other receivables, net	130,075	183,478
Right-of-use assets, net	112,367	118,664
Deferred charges and other assets, net	279,280	263,068
Due from affiliates	3,207	4,755
Investments in unconsolidated joint ventures	775,362	852,764
Total assets	$7,590,463	$7,513,512
LIABILITIES AND EQUITY:
Mortgage notes payable	$4,342,216	$4,136,136
Bank and other notes payable	—	89,548
Accounts payable and accrued expenses	79,235	64,194
Lease liabilities	73,033	83,989
Other accrued liabilities	316,162	334,742
Distributions in excess of investments in unconsolidated joint ventures	190,701	174,786
Financing arrangement obligation	—	102,516
Total liabilities	5,001,347	4,985,911
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized at September 30, 2024 and December 31, 2023, and 225,947,306 and 215,976,614 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	2,257	2,158
Additional paid-in capital	5,666,636	5,509,603
Accumulated deficit	(3,157,064)	(3,063,789)
Accumulated other comprehensive loss	(179)	(952)
Total stockholders' equity	2,511,650	2,447,020
Noncontrolling interests	77,466	80,581
Total equity	2,589,116	2,527,601
Total liabilities and equity	$7,590,463	$7,513,512
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Leasing revenue	$203,448	$197,305	$593,061	$589,003
Other	9,689	13,403	29,372	34,143
Management Companies	7,087	7,444	22,095	22,234
Total revenues	220,224	218,152	644,528	645,380
Expenses:
Shopping center and operating expenses	75,128	76,358	219,761	216,793
Leasing expenses	9,862	8,777	29,974	26,880
Management Companies' operating expenses	18,843	16,513	57,492	52,852
REIT general and administrative expenses	6,010	5,910	20,649	21,692
Depreciation and amortization	73,299	70,755	213,326	212,596
	183,142	178,313	541,202	530,813
Interest (income) expense:
Related parties	—	3,418	(11,264)	(9)
Other	57,099	49,962	160,318	147,516
	57,099	53,380	149,054	147,507
Total expenses	240,241	231,693	690,256	678,320
Equity in loss of unconsolidated joint ventures	(74,931)	(107,465)	(205,044)	(176,235)
Income tax (expense) benefit	(545)	(1,672)	421	(161)
(Loss) gain on sale or write down of assets, net	(16,605)	(149,287)	272,306	(135,229)
Net (loss) income	(112,098)	(271,965)	21,955	(344,565)
Less: net (loss) income attributable to noncontrolling interests	(3,909)	(9,418)	4,865	(8,321)
Net (loss) income attributable to the Company	$(108,189)	$(262,547)	$17,090	$(336,244)
(Loss) income per common share—attributable to common stockholders:
Basic	$(0.50)	$(1.22)	$0.08	$(1.56)
Diluted	$(0.50)	$(1.22)	$0.08	$(1.56)
Weighted average number of common shares outstanding:
Basic	218,420,000	215,632,000	216,884,000	215,461,000
Diluted	218,420,000	215,632,000	216,884,000	215,461,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(112,098)	$(271,965)	$21,955	$(344,565)
Other comprehensive (loss) income:
Interest rate cap agreements	(147)	(546)	773	(76)
Comprehensive (loss) income	(112,245)	(272,511)	22,728	(344,641)
Less: net (loss) income attributable to noncontrolling interests	(3,909)	(9,418)	4,865	(8,321)
Comprehensive (loss) income attributable to the Company	$(108,336)	$(263,093)	$17,863	$(336,320)
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)
Three Months Ended September 30, 2024 and 2023

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at July 1, 2024	216,403,221	$2,162	$5,515,333	$(3,012,029)	$(32)	$2,505,434	$83,306	$2,588,740
Net loss	—	—	—	(108,189)	—	(108,189)	(3,909)	(112,098)
Interest rate cap agreements	—	—	—	—	(147)	(147)	—	(147)
Amortization of share and unit-based plans	7,942	—	3,836	—	—	3,836	—	3,836
Stock offerings, net	9,401,596	94	148,530	—	—	148,624	—	148,624
Distributions paid ($0.17 per share)	—	—	—	(36,846)	—	(36,846)	—	(36,846)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,993)	(2,993)
Conversion of noncontrolling interests to common shares	134,547	1	5,237	—	—	5,238	(5,238)	—
Adjustment of noncontrolling interests in Operating Partnership	—	—	(6,300)	—	—	(6,300)	6,300	—
Balance at September 30, 2024	225,947,306	$2,257	$5,666,636	$(3,157,064)	$(179)	$2,511,650	$77,466	$2,589,116

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at July 1, 2023	215,617,797	$2,154	$5,518,237	$(2,790,097)	$1,102	$2,731,396	$77,641	$2,809,037
Net loss	—	—	—	(262,547)	—	(262,547)	(9,418)	(271,965)
Interest rate cap agreements	—	—	—	—	(546)	(546)	—	(546)
Amortization of share and unit-based plans	19,594	1	1,204	—	—	1,205	—	1,205
Stock offerings, net	—	—	(322)	—	—	(322)	—	(322)
Distributions paid ($0.17 per share)	—	—	—	(36,654)	—	(36,654)	—	(36,654)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,334)	(2,334)
Conversion of noncontrolling interests to common shares	18,106	—	828	—	—	828	(828)	—
Redemption of noncontrolling interests	—	—	35	—	—	35	(84)	(49)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(953)	—	—	(953)	953	—
Balance at September 30, 2023	215,655,497	$2,155	$5,519,029	$(3,089,298)	$556	$2,432,442	$65,930	$2,498,372

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)
Nine Months Ended September 30, 2024 and 2023

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2024	215,976,614	$2,158	$5,509,603	$(3,063,789)	$(952)	$2,447,020	$80,581	$2,527,601
Net income	—	—	—	17,090	—	17,090	4,865	21,955
Interest rate cap agreements	—	—	—	—	773	773	—	773
Amortization of share and unit-based plans	236,786	2	9,277	—	—	9,279	—	9,279
Employee stock purchases	105,240	1	1,020	—	—	1,021	—	1,021
Stock offerings, net	9,401,596	94	148,464	—		148,558	—	148,558
Distributions paid ($0.51 per share)	—	—	—	(110,365)	—	(110,365)	—	(110,365)
Distributions to noncontrolling interests	—	—	—	—	—	—	(9,706)	(9,706)
Conversion of noncontrolling interests to common shares	227,070	2	11,206	—	—	11,208	(11,208)	—
Adjustment of noncontrolling interests in Operating Partnership	—	—	(12,934)	—	—	(12,934)	12,934	—
Balance at September 30, 2024	225,947,306	$2,257	$5,666,636	$(3,157,064)	$(179)	$2,511,650	$77,466	$2,589,116

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2023	215,241,129	$2,151	$5,506,084	$(2,643,094)	$632	$2,865,773	$83,576	$2,949,349
Net loss	—	—	—	(336,244)	—	(336,244)	(8,321)	(344,565)
Interest rate cap agreements	—	—	—	—	(76)	(76)	—	(76)
Amortization of share and unit-based plans	270,508	3	13,221	—	—	13,224	—	13,224
Employee stock purchases	125,754	1	1,020	—	—	1,021	—	1,021
Stock offerings, net	—	—	(399)	—	—	(399)	—	(399)
Distributions paid ($0.51 per share)	—	—	—	(109,960)	—	(109,960)	—	(109,960)
Distributions to noncontrolling interests	—	—	—	—	—	—	(10,173)	(10,173)
Conversion of noncontrolling interests to common shares	18,106	—	828	—	—	828	(828)	—
Redemption of noncontrolling interests	—	—	35	—	—	35	(84)	(49)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(1,760)	—	—	(1,760)	1,760	—
Balance at September 30, 2023	215,655,497	$2,155	$5,519,029	$(3,089,298)	$556	$2,432,442	$65,930	$2,498,372

 The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$21,955	$(344,565)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on sale or write down of assets, net	(272,306)	135,229
Depreciation and amortization	221,716	223,735
Amortization of discount on mortgage notes payable	5,905	—
Amortization of share and unit-based plans	8,614	10,880
Straight-line rent and amortization of above and below market leases	931	50
Provision for (recovery of) doubtful accounts	4,572	(1,873)
Income tax (benefit) expense	(421)	161
Equity in loss of unconsolidated joint ventures	205,044	176,235
Distributions of income from unconsolidated joint ventures	—	280
Change in fair value of financing arrangement obligation	(13,795)	(5,522)
Changes in assets and liabilities, net of dispositions:
Tenant and other receivables	37,605	29,816
Other assets	3,684	14,757
Due from affiliates	1,548	(3,325)
Accounts payable and accrued expenses	17,446	14,677
Other accrued liabilities	(13,925)	(4,416)
Net cash provided by operating activities	228,573	246,119
Cash flows from investing activities:
Acquisitions of property	(41,829)	(46,687)
Development, redevelopment, expansion and renovation of properties	(78,342)	(51,678)
Property improvements	(42,435)	(48,792)
Deferred leasing costs	(3,798)	(11,765)
Distributions from unconsolidated joint ventures	69,315	212,108
Contributions to unconsolidated joint ventures	(37,008)	(55,578)
Cash acquired from acquisition of unconsolidated joint ventures	7,373	—
Derecognition of cash previously held by a consolidated joint venture to an unconsolidated joint venture	(13,005)	—
Proceeds from sale of assets	122,358	34,707
Net cash (used in) provided by investing activities	(17,371)	32,315

THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands) (Unaudited)
	For the Nine Months Ended September 30,
	2024	2023
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	400,000	684,000
Payments on mortgages, bank and other notes payable	(588,636)	(785,065)
Deferred financing costs	(6,193)	(28,813)
Payments on finance leases	(6,197)	(2,001)
Proceeds (costs) from stock offerings, net	148,558	(399)
Proceeds from share and unit-based plans	1,021	1,021
Redemption of noncontrolling interests	—	(49)
Dividends and distributions	(120,071)	(120,133)
Net cash used in financing activities	(171,518)	(251,439)
Net increase in cash, cash equivalents and restricted cash	39,684	26,995
Cash, cash equivalents and restricted cash, beginning of period	190,294	181,139
Cash, cash equivalents and restricted cash, end of period	$229,978	$208,134
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$135,617	$140,155
Non-cash investing and financing transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$36,453	$39,849
Derecognition of previously consolidated property and related liabilities to investment in unconsolidated joint venture	$347,290	$—
Conversion of Operating Partnership Units to common stock	$11,208	$828
Assets acquired from unconsolidated joint venture	$621,701	$46,713
Liabilities assumed from unconsolidated joint venture	$558,439	$—
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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of September 30, 2024, the Company was the sole general partner of and held a 96% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
The Operating Partnership's consolidated VIEs included the following assets and liabilities:

	September 30, 2024	December 31, 2023
Assets:
Property, net	$123,733	$128,673
Other assets	21,779	22,277
Total assets	$145,512	$150,950
Liabilities:
Mortgage notes payable	$219,573	$219,506
Other liabilities	72,833	78,794
Total liabilities	$292,406	$298,300
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

The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported on the Company's consolidated balance sheets to the totals shown on its consolidated statements of cash flows:

	For the Nine Months Ended September 30,
	2024	2023
Beginning of period
Cash and cash equivalents	$94,936	$100,320
Restricted cash	95,358	80,819
Cash, cash equivalents and restricted cash	$190,294	$181,139
End of period
Cash and cash equivalents	$116,475	$111,802
Restricted cash	113,503	96,332
Cash, cash equivalents and restricted cash	$229,978	$208,134

Recent Accounting Pronouncements:
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires incremental disclosures related to a public entity’s reportable segments. Required disclosures include, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount for other segment items (which is the difference between segment revenue less segment expenses and less segment profit or loss) and a description of its composition, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also permits disclosure of more than one measure of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is finalizing its assessment of the impact of adopting ASU 2023-07 on its consolidated financial statements for the year ended December 31, 2024.
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

3. Earnings Per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of EPS for the three and nine months ended September 30, 2024 and 2023 (shares in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net (loss) income	$(112,098)	$(271,965)	$21,955	$(344,565)
Less: net (loss) income attributable to noncontrolling interests	(3,909)	(9,418)	4,865	(8,321)
Net (loss) income attributable to the Company	(108,189)	(262,547)	17,090	(336,244)
Allocation of earnings to participating securities	(252)	(213)	(642)	(655)
Numerator for basic and diluted EPS—net (loss) income attributable to common stockholders	$(108,441)	$(262,760)	$16,448	$(336,899)
Denominator
Denominator for basic and diluted EPS—weighted average number of common shares outstanding(1)	218,420	215,632	216,884	215,461
EPS—net (loss) income attributable to common stockholders
Basic and diluted	$(0.50)	$(1.22)	$0.08	$(1.56)
(1)    Diluted EPS excludes 99,565 convertible preferred units for each of the three months ended September 30, 2024 and 2023 and 99,565 convertible preferred partnership units for each of the nine months ended September 30, 2024 and 2023, as their impact was antidilutive. Diluted EPS also excludes 9,987,209 and 8,979,065 Operating Partnership units ("OP Units") for the three months ended September 30, 2024 and 2023, respectively, and 10,060,498 and 8,981,061 OP Units for the nine months ended September 30, 2024 and 2023, respectively, as their impact was antidilutive.

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
On December 27, 2023, the Company’s joint venture in One Westside sold the property, a 680,000 square foot office property in Los Angeles, California, for $700,000. The existing $324,632 loan on the property was repaid, and $77,643 of net proceeds were generated at the Company’s 25% ownership share, which were used to reduce the Company’s revolving loan facility. As a result of this transaction, the Company recognized its share of gain on sale of assets of $8,118.
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
On July 31, 2024, the Company sold its 50% interest in Biltmore Fashion Park, a 611,000 square foot regional retail center in Phoenix, Arizona, for $110,000. The Company used the net proceeds to pay down debt. The Company recognized a gain of approximately $42,815 in connection with this transaction (See Note 6—Property, net).
During the three and nine months ending September 30, 2024, the Company shortened the holding periods on certain joint venture properties and recorded impairment losses in equity in loss of unconsolidated joint ventures of $66,953 and $120,643, respectively, at the Company's pro rata share.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)
Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	September 30, 2024	December 31, 2023
Assets(1):
Property, net	$5,108,043	$7,201,941
Other assets	561,455	607,864
Total assets	$5,669,498	$7,809,805
Liabilities and partners' capital(1):
Mortgage and other notes payable	$4,763,128	$5,445,411
Other liabilities	365,962	436,179
Company's capital	294,478	1,090,403
Outside partners' capital	245,930	837,812
Total liabilities and partners' capital	$5,669,498	$7,809,805
Investments in unconsolidated joint ventures:
Company's capital	$294,478	$1,090,403
Basis adjustment(2)	290,183	(412,425)
	$584,661	$677,978

Assets—Investments in unconsolidated joint ventures	$775,362	$852,764
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(190,701)	(174,786)
	$584,661	$677,978

(1)     These amounts include assets of $1,699,223 and $2,613,690 of Pacific Premier Retail LLC (the "PPR Portfolio") as of September 30, 2024 and December 31, 2023, respectively, and liabilities of $1,351,279 and $1,578,328 of the PPR Portfolio as of September 30, 2024 and December 31, 2023, respectively. On October 24, 2024, the Company acquired its joint venture partner's 40% interest in the PPR Portfolio (See Note 21—Subsequent Events).
(2)     The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity and adjusts the basis adjustment for impairment and disposition transactions that may occur, into the Company's share of net (loss) income. The amortization of this difference was $178,179 and $(2,494) for the three months ended September 30, 2024 and 2023, respectively, and $360,740 and $(13,942) for the nine months ended September 30, 2024 and 2023, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	PPR Portfolio	Other Joint Ventures	Total
Three Months Ended September 30, 2024
Revenues:
Leasing revenue	$40,781	$147,824	$188,605
Other	165	5,709	5,874
Total revenues	40,946	153,533	194,479
Expenses:
Shopping center and operating expenses	9,909	53,684	63,593
Leasing expenses	298	1,324	1,622
Interest expense	19,842	47,130	66,972
Depreciation and amortization	18,601	49,922	68,523
Total expenses	48,650	152,060	200,710
(Loss) gain on sale or write down of assets, net	(559,906)	146,915	(412,991)
Net (loss) income	$(567,610)	$148,388	$(419,222)
Company's equity in net loss	$(69,779)	$(5,152)	$(74,931)
Three Months Ended September 30, 2023
Revenues:
Leasing revenue	$44,446	$173,735	$218,181
Other	595	5,724	6,319
Total revenues	45,041	179,459	224,500
Expenses:
Shopping center and operating expenses	11,794	64,556	76,350
Leasing expenses	355	1,043	1,398
Interest expense	21,916	51,302	73,218
Depreciation and amortization	22,240	62,388	84,628
Total expenses	56,305	179,289	235,594
Loss on sale or write down of assets, net	—	(194,601)	(194,601)
Net loss	$(11,264)	$(194,431)	$(205,695)
Company's equity in net loss	$(4,614)	$(102,851)	$(107,465)

Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	PPR Portfolio	Other Joint Ventures	Total
Nine Months Ended September 30, 2024
Revenues:
Leasing revenue	$123,068	$450,871	$573,939
Other	1,373	12,639	14,012
Total revenues	124,441	463,510	587,951
Expenses:
Shopping center and operating expenses	30,132	169,297	199,429
Leasing expenses	1,173	3,788	4,961
Interest expense	62,467	148,715	211,182
Depreciation and amortization	60,276	159,611	219,887
Total expenses	154,048	481,411	635,459
Loss on sale or write down of assets, net	(652,590)	(200,099)	(852,689)
Net loss	$(682,197)	$(218,000)	$(900,197)
Company's equity in net loss	$(130,713)	$(74,331)	$(205,044)
Nine Months Ended September 30, 2023
Revenues:
Leasing revenue	$129,613	$505,490	$635,103
Other	1,770	14,011	15,781
Total revenues	131,383	519,501	650,884
Expenses:
Shopping center and operating expenses	33,469	184,213	217,682
Leasing expenses	1,349	3,968	5,317
Interest expense	65,575	144,386	209,961
Depreciation and amortization	67,446	188,125	255,571
Total expenses	167,839	520,692	688,531
Loss on sale or write down of assets, net	—	(266,252)	(266,252)
Net loss	$(36,456)	$(267,443)	$(303,899)
Company's equity in net loss	$(15,329)	$(160,906)	$(176,235)

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
5. Derivative Instruments and Hedging Activities:
The Company uses interest rate cap agreements to manage the interest rate risk on certain floating rate debt. The Company recorded other comprehensive (loss) income related to the marking-to-market of derivative instruments of $(147) and $(546) for the three months ended September 30, 2024 and 2023, respectively, and $773 and $(76) for the nine months ended September 30, 2024 and 2023, respectively. The amounts in other comprehensive income represent the Company's pro rata share of hedged derivative instruments from certain unconsolidated joint ventures.
The following derivatives were outstanding at September 30, 2024 and December 31, 2023:

						Fair Value
Property	Designation	Notional Amount	Product	SOFR/LIBOR Rate	Maturity	September 30, 2024	December 31, 2023
Santa Monica Place	Non-Hedged	$300,000	Cap	4.00%	12/9/2024	$475	$2,665
The Macerich Partnership, L.P.	Non-Hedged	$(300,000)	Sold Cap	4.00%	12/9/2024	$(474)	$(2,658)
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
6. Property, net:
Property, net consists of the following:

	September 30, 2024	December 31, 2023
Land	$1,394,531	$1,388,345
Buildings and improvements	5,768,611	6,070,367
Tenant improvements	609,685	724,427
Equipment and furnishings(1)	168,609	186,717
Construction in progress	444,913	340,496
	8,386,349	8,710,352
Less accumulated depreciation(1)	(2,326,155)	(2,809,863)
	$6,060,194	$5,900,489
(1)      Equipment and furnishings and accumulated depreciation include the cost and accumulated amortization of ROU assets in connection with finance leases at September 30, 2024 and December 31, 2023 (See Note 8—Leases).
Depreciation expense was $65,352 and $66,390 for the three months ended September 30, 2024 and 2023, respectively, and $197,530 and $199,615 for the nine months ended September 30, 2024 and 2023, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
6. Property, net: (Continued)

(Loss) gain on sale or write-down of assets, net for the three and nine months ended September 30, 2024 and 2023 consist of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Gain on property sales, net(1)	$42,513	$3,031	$379,918	$13,381
Loss on write-down of assets(2)	(59,340)	(152,798)	(108,123)	(153,464)
Gain on land sales, net(3)	222	480	511	4,854
	$(16,605)	$(149,287)	$272,306	$(135,229)
(1)    This includes a gain of $334,285 for the nine months ended September 30, 2024, as a result of the Company no longer recognizing its investment in Chandler Fashion Center as a financing arrangement. Effective June 13, 2024, the Company accounts for its investment under the equity method of accounting (See Note 12—Financing Arrangement and Note 16—Dispositions). Includes a gain of $42,815 for the three and nine months ended September 30, 2024 from the sale of the Company's interest in Biltmore Fashion Park (See Note 4—Investments in Unconsolidated Joint Ventures). For the three and nine months ended September 30, 2023, the gain is from the sales of Marketplace at Flagstaff and Superstition Springs Power Center (See Note 16—Dispositions).

(2)    Includes impairment losses of $59,340 and $108,016 for the three and nine months ended September 30, 2024, respectively, due to the reduction of the estimated holding periods of certain properties. Includes impairment losses of $144,656 on Fashion Outlets of Niagara Falls and $7,880 on Towne Mall for the three and nine months ended September 30, 2023 due to the reduction of the estimated holding periods of the properties. The remaining amounts for the three and nine months ended September 30, 2024 and 2023 mainly pertain to the write off of development costs.
(3)    See Note 16—Dispositions.
The following table summarizes certain of the Company's assets that were measured on a nonrecurring basis as a result of the impairment losses recorded for the three and nine months ended September 30, 2024 and 2023, as described above:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets	Significant Other Unobservable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
September 30, 2023	$72,700	$—	$9,500	$63,200
September 30, 2024	$503,917	$—	$189,907	$314,010
The fair value (Level 2 measurement) relating to a portion of the 2024 and 2023 impairments was based on sales contracts and is classified within level 2 of the hierarchy. The fair value (Level 3 measurement) related to the remaining 2024 and 2023 impairments was based upon an income approach, using an estimated terminal capitalization rate in the range of 7.3% to 9.0%, a discount rate in the range of 9.0% to 11.0% and market rents per square foot of $20 to $200. The fair value is sensitive to these significant unobservable inputs.
7. Tenant and Other Receivables, net:
Included in tenant and other receivables, net is an allowance for doubtful accounts of $6,443 and $4,824 at September 30, 2024 and December 31, 2023, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $3,533 and $15,076 at September 30, 2024 and December 31, 2023, respectively, and a deferred rent receivable due to straight-line rent adjustments of $99,821 and $105,260 at September 30, 2024 and December 31, 2023, respectively.
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
The following table summarizes the components of leasing revenue for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Leasing revenue—fixed payments	$152,357	$142,344	$449,948	$424,097
Leasing revenue—variable payments	51,231	54,735	147,685	163,033
(Provision for) recovery of doubtful accounts	(140)	226	(4,572)	1,873
	$203,448	$197,305	$593,061	$589,003
The following table summarizes the future rental payments to the Company:

Twelve months ending September 30,
2025	$499,128
2026	418,767
2027	331,539
2028	260,793
2029	198,847
Thereafter	845,133
$2,554,207

Lessee Leases:
The Company has certain properties that are subject to non-cancelable operating leases. The leases expire at various times through 2078, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease. In addition, the Company has three finance leases that expire at various times through 2030.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
8. Leases: (Continued)

The following table summarizes the lease costs for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease costs	$3,281	$3,262	$9,818	$10,346
Finance lease costs:
Amortization of ROU assets	103	487	1,078	1,456
Interest on lease liabilities	24	81	239	341
	$3,408	$3,830	$11,135	$12,143
The following table summarizes the future rental payments required under the leases:

	September 30, 2024		December 31, 2023
Year ending December 31,	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2024	$3,222	$751	$11,442	$9,478
2025	11,626	1,744	11,626	1,400
2026	11,743	344	11,743	—
2027	11,914	344	11,914	—
2028	8,303	344	8,303	—
Thereafter	74,831	1,573	74,831	—
Total undiscounted rental payments	121,639	5,100	129,859	10,878
Less imputed interest	(53,014)	(692)	(56,475)	(273)
Total lease liabilities	$68,625	$4,408	$73,384	$10,605
Weighted average remaining term	24.3 years	2.8 years	24.1 years	0.7 years
Weighted average incremental borrowing rate	7.2%	2.8%	7.1%	3.6%

9. Deferred Charges and Other Assets, net:
Deferred charges and other assets, net consist of the following:

	September 30, 2024	December 31, 2023
Leasing	$50,116	$89,175
Intangible assets:
In-place lease values	86,412	59,478
Leasing commissions and legal costs	19,418	16,364
Above-market leases	56,050	66,002
Deferred tax assets	24,445	24,024
Deferred compensation plan assets	69,426	62,755
Other assets	64,841	73,576
	370,708	391,374
Less accumulated amortization(1)	(91,428)	(128,306)
	$279,280	$263,068

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
9. Deferred Charges and Other Assets, net: (Continued)

(1)   Accumulated amortization includes $38,962 and $39,540 relating to in-place lease values, leasing commissions and legal costs at September 30, 2024 and December 31, 2023, respectively. Amortization expense of in-place lease values, leasing commissions and legal costs was $6,290 and $1,880 for the three months ended September 30, 2024 and 2023, respectively, and $10,450 and $5,665 for the nine months ended September 30, 2024 and 2023, respectively.

The allocated values of above-market leases and below-market leases consist of the following:

	September 30, 2024	December 31, 2023
Above-Market Leases
Original allocated value	$56,050	$66,002
Less accumulated amortization	(24,673)	(36,926)
	$31,377	$29,076
Below-Market Leases(1)
Original allocated value	$92,968	$85,174
Less accumulated amortization	(38,282)	(37,490)
	$54,686	$47,684
(1)   Below-market leases are included in other accrued liabilities.
10. Mortgage Notes Payable:
Mortgage notes payable at September 30, 2024 and December 31, 2023 consist of the following:

	Carrying Amount of Mortgage Notes(1)
Property Pledged as Collateral	September 30, 2024	December 31, 2023	Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Arrowhead Towne Center(5)	$351,639	$—	6.75%	$1,921	2028
Chandler Fashion Center(6)	—	255,924	—%	—	—
Danbury Fair Mall(7)	152,071	122,502	6.59%	836	2034
Fashion District Philadelphia(8)	—	70,820	—%	—	—
Fashion Outlets of Chicago	299,442	299,375	4.61%	1,145	2031
Fashion Outlets of Niagara Falls USA(9)	81,565	86,470	6.52%	727	2026
Freehold Raceway Mall(6)	399,169	399,044	3.94%	1,300	2029
Fresno Fashion Fair	324,603	324,453	3.67%	971	2026
Green Acres Mall(10)	361,277	359,264	6.62%	1,819	2028
Kings Plaza Shopping Center	537,342	536,956	3.71%	1,629	2030
Oaks, The(11)	148,036	151,496	7.75%	1,233	2026
Pacific View	70,770	70,976	5.45%	328	2032
Queens Center(12)	600,000	600,000	3.49%	1,744	2025
Santa Monica Place(13)	298,462	297,474	7.05%	1,654	2025
SanTan Village Regional Center	219,573	219,506	4.34%	788	2029
South Plains Mall(14)	192,198	—	7.97%	703	2025
Victor Valley, Mall of(15)	84,339	114,966	6.80%	476	2034
Vintage Faire Mall	221,730	226,910	3.55%	1,256	2026
	$4,342,216	$4,136,136

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
10. Mortgage Notes Payable: (Continued)
(1)The mortgage notes payable balances include the unamortized debt discounts. Debt discounts represent the deficiency of the fair value of debt under the principal value of debt assumed in various acquisitions. The debt discounts are being amortized into interest expense over the term of the related debt in a manner which approximates the effective interest method. The debt discounts as of September 30, 2024 and December 31, 2023 consisted of the following:

Property Pledged as Collateral	September 30, 2024	December 31, 2023
Arrowhead Towne Center	$29,727	$—
South Plains Mall	7,802	—
Total	$37,529	$—

The mortgage notes payable also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs were $21,782 and $21,148 at September 30, 2024 and December 31, 2023, respectively.
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
(6)On November 16, 2023, the Company acquired the partner's 49.9% interest in Freehold Raceway Mall for $5.6 million and assumed the partner's share of debt. The Company now owns 100% of Freehold Raceway Mall (See Note 15—Acquisitions). On June 13, 2024, the partnership agreement between the Company and its partner was amended and as a result, the Company no longer accounts for its investment in Chandler Fashion Center as a financing arrangement. Effective June 13, 2024, the Company accounts for its investment in Chandler Fashion Center under the equity method of accounting and the related debt has been deconsolidated (See Note 12—Financing Arrangement and Note 16—Dispositions).
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
(12)On October 28, 2024, the Company closed a $525,000, five-year refinance of the loan on Queens Center. The new loan bears interest at a fixed rate of 5.37%, is interest only during the entire loan term and matures November 6, 2029.
(13)On December 9, 2022, the Company closed on a three-year extension of the loan to December 9, 2025, including extension options. The interest rate remained unchanged at LIBOR plus 1.48%, and has converted to 1-month Term SOFR plus 1.52% effective July 9, 2023. The loan was covered by an interest rate cap agreement that effectively prevented LIBOR from exceeding 4.0% during the period ending December 9, 2023. The interest rate cap agreement was converted to 1-month Term SOFR effective July 9, 2023. The interest rate cap agreement has since been

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
10. Mortgage Notes Payable: (Continued)
extended with a 4% strike rate to December 9, 2024. Effective April 9, 2024, the loan is in default and the Company is in negotiations with the lender on the terms of this non-recourse loan.
(14)On May 14, 2024, the Company acquired the remaining 40% ownership interest in South Plains Mall that it did not previously own and has consolidated its 100% interest (See Note 15—Acquisitions). In connection with the acquisition, the Company assumed the partner's share of the loan on the property.
(15)On August 22, 2024, the Company replaced the existing loan with an $85,000 loan that bears interest at a fixed rate of 6.72%, is interest only during the entire loan term and matures on September 6, 2034.
Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.
The Company's mortgage notes payable are secured by the properties on which they are placed and are non-recourse to the Company.
The Company expects that all loan maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's revolving loan facility or with cash on hand, with the exception of Santa Monica Place as noted above.
Total interest expense capitalized was $5,834 and $5,670 for the three months ended September 30, 2024 and 2023, respectively, and $16,224 and $15,364 for the nine months ended September 30, 2024 and 2023, respectively.
The estimated fair value (Level 2 measurement) of mortgage notes payable at September 30, 2024 and December 31, 2023 was $4,197,716 and $3,863,997, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.
11. Bank and Other Notes Payable:
Bank and other notes payable consist of the following:
Credit Facility:
Previously, the Company had a $525,000 revolving loan facility, which was scheduled to mature on April 14, 2024. On September 11, 2023, the Company and the Operating Partnership entered into an amended and restated credit agreement, which amended and restated their prior credit agreement, and provides for an aggregate $650,000 revolving loan facility that matures on February 1, 2027, with a one-year extension option. The revolving loan facility can be expanded up to $950,000, subject to receipt of lender commitments and other conditions. Concurrently with the entry into the amended and restated credit agreement, the Company drew $152,000 of the amount available under the revolving loan facility and used the proceeds to repay in full amounts outstanding under its prior credit facility. All obligations under the credit facility are guaranteed unconditionally by the Company and are secured in the form of mortgages on certain wholly-owned assets and pledges of equity interests held by certain of the Company’s subsidiaries. The new credit facility bears interest, at the Operating Partnership’s option, at either the base rate (as defined in the credit agreement) or adjusted term SOFR (as defined in the credit agreement) plus, in both cases, an applicable margin. The applicable margin depends on the Company’s overall leverage ratio and ranges from 1.00% to 2.50% over the selected index rate. Adjusted term SOFR is Term SOFR (as defined in the credit agreement) plus 0.10% per annum. As of September 30, 2024, the borrowing rate was SOFR plus a spread of 2.35%. As of September 30, 2024, there were no borrowings outstanding under the credit facility. Unamortized deferred finance costs were $12,617 as of September 30, 2024, which are netted against balances outstanding or as an asset when no borrowings are outstanding on the credit facility which was the case as of September 30, 2024. As of September 30, 2024, the Company’s availability under the revolving loan facility for additional borrowings was $649,777.
As of September 30, 2024 and December 31, 2023, the Company was in compliance with all applicable financial loan covenants.

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
During the three and nine months ended September 30, 2024 and 2023, the Company recognized related party interest expense (income) in the Company's consolidated statements of operations in connection with the financing arrangement as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Distributions equal to the partner's share of net income	$—	$329	$1,565	$250
Distributions in excess of the partner's share of net income	—	1,094	966	5,263
Adjustment to fair value of financing arrangement obligation	—	1,995	(13,795)	(5,522)
	$—	$3,418	$(11,264)	$(9)
13. Noncontrolling Interests:
The Company allocates net (loss) income of the Operating Partnership based on the weighted average ownership interest during the period. The net (loss) income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 96% ownership interest in the Operating Partnership as of September 30, 2024 and December 31, 2023. The remaining 4% limited partnership interest as of September 30, 2024 and December 31, 2023 was owned by certain of the Company's executive officers and directors, certain of their affiliates and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the 10 trading days ending on the respective balance sheet date.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
13. Noncontrolling Interests: (Continued)
Accordingly, as of September 30, 2024 and December 31, 2023, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $172,463 and $158,157, respectively.
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
During the three and nine months ended September 30, 2024, the Company issued 9,401,596 shares of common stock under the ATM Program for aggregate gross proceeds of $151,699 and net proceeds of $148,624 after commissions and other transaction costs. The proceeds from the sales under the ATM Program were used to pay down the Company's revolving loan facility (See Note 11—Bank and Other Notes Payable). As of September 30, 2024, the ATM Program was fully utilized and is no longer active.
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
There were no repurchases under the Stock Buyback Program during the nine months ended September 30, 2024 or 2023.
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
$334,285
On June 28, 2024, the Company sold a former department store parcel at Valle Vista Mall in Harlingen, Texas for $7,100, which resulted in a gain on sale of assets of $756. The Company used the net proceeds to pay down debt.
For the three and nine months ended September 30, 2024, the Company sold various land parcels in separate transactions, resulting in gains on sale of land of $222 and $511, respectively. For the three and nine months ended September 30, 2023, the Company sold various land parcels in separate transactions, resulting in gains on sale of land of $480 and $4,854, respectively. The Company used its share of the proceeds from these sales to pay down debt and for other general corporate purposes.
17. Commitments and Contingencies:
As of September 30, 2024, the Company was contingently liable for $41,113 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. As of September 30, 2024, $40,890 of these letters of credit were secured by restricted cash. On October 30, 2024, $35,000 of these letters of credit secured by restricted cash was canceled and is no longer restricted cash. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the relevant agreement. At September 30, 2024, the Company had $23,807 in outstanding obligations, which it believes will be settled in the next twelve months.

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
The following are fees charged to unconsolidated joint ventures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Management fees	$4,473	$4,474	$13,156	$12,917
Development and leasing fees	2,236	2,238	6,805	6,966
	$6,709	$6,712	$19,961	$19,883
Interest (income) expense from related party transactions includes $0 and $3,418 for the three months ended September 30, 2024 and 2023, respectively, and $(11,264) and $(9) for the nine months ended September 30, 2024 and 2023, respectively, in connection with the financing arrangement (See Note 12—Financing Arrangement).
Due from affiliates includes $3,207 and $4,755 of unreimbursed costs and fees from unconsolidated joint ventures due to the Management Companies at September 30, 2024 and December 31, 2023, respectively.
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
During the nine months ended September 30, 2024, the Company granted the following LTI Units:

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
The following table summarizes the activity of the non-vested LTI Units, phantom stock units and stock units:

	LTI Units		Phantom Stock Units		Stock Units
	Units	Value(1)	Units	Value(1)	Units	Value(1)
Balance at January 1, 2024	2,256,847	$12.86	17,043	$14.19	284,047	$11.79
Granted	1,290,216	16.82	3,899	15.70	167,056	15.18
Vested	—	—	(14,119)	18.82	(209,525)	11.49
Forfeited	—	—	(3,910)	16.43	(1,031)	15.27
Balance at September 30, 2024	3,547,063	$14.30	2,913	$12.80	240,547	$14.39

(1) Value represents the weighted average grant date fair value.
The following table summarizes the activity of the vested stock options outstanding:

	Stock Options
	Units	Value(1)
Balance at January 1, 2024	26,371	$54.56
Granted	—	—
Balance at September 30, 2024	26,371	$54.56

(1) Value represents the weighted average exercise price.

The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
LTI Units	$3,448	$826	$7,057	$10,097
Stock units	331	299	2,020	2,891
Phantom stock units	57	80	202	236
	$3,836	$1,205	$9,279	$13,224
The Company capitalized share and unit-based compensation costs of $411 and $190 for the three months ended September 30, 2024 and 2023, respectively, and $665 and $2,344 for the nine months ended September 30, 2024 and 2023, respectively. Unrecognized compensation costs of share and unit-based plans at September 30, 2024 consisted of $15,578 from LTI Units, $1,775 from stock units and $37 from phantom stock units.

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
The income tax provision of the TRSs are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Current	$—	$—	$—	$—
Deferred	(545)	(1,672)	421	(161)
Total (expense) benefit	$(545)	$(1,672)	$421	$(161)
The net operating loss ("NOL") carryforwards generated through the 2017 tax year are scheduled to expire through 2037, beginning in 2031. Pursuant to the Tax Cuts and Jobs Act of 2017, NOLs generated in 2018 and subsequent tax years are carried forward indefinitely. The Coronavirus Aid, Relief and Economic Security Act removed the 80% of taxable income limitation, imposed by the Tax Cuts and Jobs Act, for NOLs generated in 2018, 2019 and 2020. Net deferred tax assets of $24,445 and $24,024 were included in deferred charges and other assets, net at September 30, 2024 and December 31, 2023, respectively.
The Company is required to establish a valuation allowance for any portion of the deferred tax asset that the Company concludes is more likely than not to be unrealizable. The Company’s assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of September 30, 2024, the Company had no valuation allowance recorded.
The tax years 2020 through 2022 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next twelve months.
21. Subsequent Events:
On October 24, 2024, the Company acquired its joint venture partner's 40% interest in the PPR Portfolio, which includes Lakewood Center, Los Cerritos Center and Washington Square, for a net purchase price of approximately $122,000, which includes the assumption of the partner's share of property level indebtedness. The Company now owns and will consolidate its 100% interests in the PPR Portfolio effective October 24, 2024.

On October 31, 2024, the Company announced a dividend/distribution of $0.17 per share for common stockholders and OP Unitholders of record on November 12, 2024. All dividends/distributions will be paid 100% in cash on December 2, 2024.

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
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P. (the "Operating Partnership"). As of September 30, 2024, the Operating Partnership owned or had an ownership interest in 41 regional retail centers (including office, hotel and residential space adjacent to these shopping centers), three community/power shopping centers and one redevelopment property. These 45 regional retail centers, community/power shopping centers and one redevelopment property consist of approximately 45 million square feet of gross leasable area ("GLA") and are referred to herein as the "Centers". The Centers consist of consolidated Centers ("Consolidated Centers") and unconsolidated joint venture Centers ("Unconsolidated

Joint Venture Centers"), unless the context otherwise requires. The property management, leasing and redevelopment of the Company's portfolio is provided by the Company's seven management companies (collectively referred to herein as the "Management Companies"). The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Management Companies.
The following discussion is based primarily on the consolidated financial statements of the Company for the three and nine months ended September 30, 2024 and 2023. It compares the results of operations for the three months ended September 30, 2024 to the results of operations for the three months ended September 30, 2023. It also compares the results of operations and cash flows for the nine months ended September 30, 2024 to the results of operations and cash flows for the nine months ended September 30, 2023.
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
On October 24, 2024, the Company acquired its joint venture partner's 40% interest in the Pacific Premier Retail Trust portfolio, which includes Los Cerritos Center, Washington Square and Lakewood Center, for a net purchase price of approximately $122.0 million, which includes the assumption of the partner's share of property level indebtedness. The Company now owns and will consolidate its 100% interests in these properties in its consolidated financial statements.
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
On June 28, 2024, the Company sold a former department store parcel at Valle Vista Mall in Harlingen, Texas for $7.1 million. The Company used the net proceeds to pay down debt. The Company recognized a gain on sale of assets of $0.8 million (See "Liquidity and Capital Resources" and Note 16—Dispositions in the Notes to the Consolidated Financial Statements).
On July 31, 2024, the Company sold its 50% interest in Biltmore Fashion Park, a 611,000 square foot regional retail center in Phoenix, Arizona, for $110.0 million. The Company used the net proceeds to pay down debt. As a result of this transaction, the Company recognized a gain of $42.8 million (See "Liquidity and Capital Resources" and Note 4—Investments In Unconsolidated Joint Ventures in the Notes to the Consolidated Financial Statements).
For the three and nine months ended September 30, 2024, the Company and certain joint venture partners sold various land parcels in separate transactions, resulting in the Company’s share of the gain on sale of land of $0.3 million and $1.6 million, respectively. The Company’s proceeds from these sales in the three and nine months ended September 30, 2024 were $0.9 million and $3.4 million, respectively. The Company used its share of the proceeds from these sales to pay down debt and for other general corporate purposes.

The Company is currently under contract to sell The Oaks for $157.0 million, which is expected to close during the fourth quarter of 2024, subject to customary closing conditions.
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
On September 11, 2023, the Company and Operating Partnership entered into an amended and restated credit agreement, which amended and restated their prior $525.0 million credit agreement, and provides for an aggregate $650.0 million revolving loan facility that matures on February 1, 2027, with a one-year extension option. Concurrently with the entry into the amended and restated credit agreement, the Company drew $152.0 million of the amount available under the revolving loan facility and used the proceeds to repay in full amounts outstanding under the Company’s prior credit facility. (See “Liquidity and Capital Resources”).
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
On August 22, 2024, the Company closed an $85.0 million, ten-year refinance of the loan on The Mall of Victor Valley. The new loan bears interest at a fixed rate of 6.72%, is interest only during the entire loan term and matures on September 6, 2034.
On October 28, 2024, the Company closed a $525.0 million, five-year refinance of the loan on Queens Center, which matures on November 6, 2029. The new loan replaced the existing $600.0 million loan, bears interest at a fixed rate of 5.37% and is interest only during the entire loan term.
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
The Company’s joint venture in Scottsdale Fashion Square, a 2,117,000 square foot regional retail center in Scottsdale, Arizona, is redeveloping a two-level Nordstrom wing with luxury-focused retail and restaurant uses. The total cost of the project is estimated to be between $84.0 million and $90.0 million, with $42.0 million to $45.0 million estimated to be the

Company’s pro rata share. The Company has incurred $24.5 million of the total $49.0 million incurred by the joint venture as of September 30, 2024. The anticipated opening will be in phases beginning in 2024, with completion in 2025.
The Company is redeveloping the northeast quadrant of Green Acres Mall, a 2,062,000 square foot regional retail center in Valley Stream, New York. The project will include new exterior shops and facade totaling approximately 385,000 square feet of leasing, including new grocery use, redevelopment of a vacant anchor building and demolition of another vacant anchor building. The total cost of the project is estimated to be between $120.0 million and $140.0 million. The Company has incurred approximately $17.1 million as of September 30, 2024. The anticipated opening is in 2026.
The Company’s joint venture in FlatIron Crossing, a 1,391,000 square foot regional retail center in Broomfield, Colorado, is developing luxury, multi-family residential units, new/repurposed retail and food and beverage uses, and a community plaza, in addition to the redevelopment of the vacant former Nordstrom store located on the property. The Company's ownership percentage is expected to be 43.4% in the residential portion of the development and 51% in the remainder of the property. The total cost of the project is estimated to be between $240.0 million and $260.0 million, with $120.0 million to $130.0 million estimated to be the Company’s pro rata share. The Company has incurred $7.8 million of the total $15.3 million incurred by the joint venture as of September 30, 2024. The anticipated opening is in 2027.
Other Transactions and Events:
The Company declared a cash dividend of $0.17 per share of its common stock for each quarter of 2023 and the first three quarters of 2024. On October 31, 2024, the Company announced a fourth quarter cash dividend of $0.17 per share of its common stock, which will be paid on December 2, 2024 to stockholders of record on November 12, 2024. The dividend amount will be reviewed by the Board on a quarterly basis.
In connection with the commencement of an “at the market” offering program on March 26, 2021, which is referred to as the “ATM Program,” the Company entered into an equity distribution agreement with certain sales agents pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500 million. The ATM Program was fully utilized as of September 30, 2024 and is no longer active.
See “—Liquidity and Capital Resources” for a further discussion of the Company’s anticipated liquidity needs, and the measures taken by the Company to meet those needs.
Inflation:
Most of the leases at the Centers have rent adjustments periodically throughout the lease term. These rent increases are either in fixed increments or based on using an annual multiple of increases in the Consumer Price Index. In addition, the routine expiration of leases for spaces 10,000 square feet and under each year enables the Company to replace existing leases with new leases at higher base rents if the rents of the existing leases are below the then existing market rate. The Company has generally entered into leases that require tenants to pay a stated amount for operating expenses, generally excluding property taxes, regardless of the expenses actually incurred at any Center, which places the burden of cost control on the Company. Additionally, most leases require the tenants to pay their pro rata share of property taxes and utilities. Inflation has had a negative impact on the Company's costs in 2024.
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
The Company recorded its financing arrangement (See Note 12—Financing Arrangement in the Company's Notes to the Consolidated Financial Statements) obligation at fair value on a recurring basis with changes in fair value being recorded as interest expense in the Company’s consolidated statements of operations. The fair value was determined based on a discounted cash flow model, with the significant unobservable inputs including discount rate, terminal capitalization rate, and market rents. The fair value of the financing arrangement obligation was sensitive to these significant unobservable inputs and a change in these inputs may result in a significantly higher or lower fair value measurement.
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
For the comparison of the three and nine months ended September 30, 2024 to the three and nine months ended September 30, 2023, the JV Transition Centers are Arrowhead Towne Center, Chandler Fashion Center, South Plains Mall and the five former Sears parcels located at Chandler Fashion Center, Danbury Fair Mall, Freehold Raceway Mall, Los Cerritos Center and Washington Square (See “Acquisitions” in Management’s Overview and Summary). The Disposition Properties are The Marketplace at Flagstaff, Superstition Springs Power Center, Towne Mall and a former department store parcel at Valle Vista Mall (See "Dispositions" in Management’s Overview and Summary). For the comparison of the three and nine months ended September 30, 2024 to the three and nine months ended September 30, 2023, the Redevelopment Properties are Green Acres Mall and Fashion District Philadelphia.
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

During the trailing twelve months ended September 30, 2024, comparable tenant sales for spaces less than 10,000 square feet across the portfolio decreased by 1.0% relative to the third quarter of 2023. The leased occupancy rate of 93.7% at September 30, 2024 represented a 0.3% increase from 93.4% at September 30, 2023 and a 0.4% sequential increase compared to the 93.3% occupancy rate at June 30, 2024. Releasing spreads increased as the Company executed leases at an average rent of $66.98 for new and renewal leases executed compared to $59.86 on leases expiring, resulting in a releasing spread increase of $7.13 per square foot, or 11.9%, for the trailing twelve months ended September 30, 2024. This was the Company’s twelfth consecutive quarter of positive base rent leasing spreads.
The Company continues to renew or replace leases that are scheduled to expire in 2024, however, due to a variety of factors, the Company cannot be certain of its ability to sign, renew or replace leases expiring in 2024 or beyond. As of September 30, 2024, the Company has executed renewal leases or commitments on 84% of its square footage expiring in 2024, which leases are expected to commence throughout 2024 and another 13% of such expiring space is in the letter of intent stage. Excluding those leases, the remaining leases expiring in 2024, which represent approximately 96,000 square feet of the Centers, are in the prospecting stage.
The Company has entered into 225 leases for new stores totaling approximately 1.6 million square feet that have opened or are planned for opening in 2024, and another 79 leases for new stores totaling approximately 1.2 million square feet opening throughout 2025 and 2026. In total, through 2027, new store leases are expected to produce incremental rent of approximately $79.8 million (at the Company’s pro rata share) in excess of the rent generated from prior uses in the same spaces. While there may be additional new space openings in 2024, any such leases are not yet executed.
During the quarter ended September 30, 2024, the Company signed 70 new leases and 150 renewal leases comprising approximately 831,000 square feet of GLA. The average tenant allowance was $24.31 per square foot.
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
The Company may achieve these goals through a variety of methods and the timing, extent and impact of any transactions that the Company has or will undertake while implementing the Path Forward Plan are indeterminable at this time. In order to deleverage its capital structure, the Company may pursue asset dispositions and acquisitions, experience organic growth in EBITDA as tenants in its lease pipeline open for business, be selective about undertaking new development and redevelopment projects, and/or issue common stock. Asset sales will focus on whether a property is core to the Company’s strategy and may include defaulting on certain mortgage debts on the Company’s properties and giving possession of such secured properties to the lender.
Further, the Company has a long-term four-pronged business strategy that focuses on the acquisition, leasing and management, redevelopment and development of regional retail centers. Although the majority of the key performance indicators at the Centers continued to improve during the first three quarters of 2024, operating results in 2024 have been and are expected to continue to be negatively impacted by certain external factors, including any increase in inflation and elevated interest rates, as well as the impact from the recent bankruptcy of Express and any future tenant bankruptcies.
Traffic levels at the Company’s Centers for the first three quarters of 2024 increased by 1.6% from 2023 levels for the same time period. Portfolio tenant sales per square foot from spaces less than 10,000 square feet for the trailing twelve months ended September 30, 2024 were $834 compared to $836 for the year ended December 31, 2023. Comparable tenant sales from spaces less than 10,000 square feet across the portfolio for the quarter ended September 30, 2024 decreased by 1.8% compared to the same period in 2023.
During 2023, the Company signed 839 new and renewal leases for approximately 4.2 million square feet, compared to 963 leases and 3.8 million square feet signed during 2022. This leasing volume represented a 13% decrease in the number of leases and a 12% increase in the amount of square footage leased compared to the same period in 2022 on a comparable basis, and was the highest volume leasing year in the Company’s history. During the third quarter of 2024, the Company signed 220 leases for approximately 831,000 square feet, compared to 194 leases and 719,000 square feet leased during the third quarter of 2023, representing a 15.5% increase in the amount of square footage leased and a 13.4% increase in the number of leases signed on a comparable center basis.
The Company believes that diversity of use within its tenant base has been, and will continue to be, a prominent internal growth catalyst at its Centers going forward, as new uses enhance the productivity and diversity of the tenant mix and have the potential to significantly increase customer traffic at the applicable Centers. During the quarter ended September 30, 2024, the Company signed leases for new stores with new-to-Macerich portfolio uses for 71,000 square feet, with another 273,000 square feet of such new-to-Macerich portfolio leases currently in negotiation as of the date of this Quarterly Report on Form 10-Q. During the year ended December 31, 2023, the Company signed leases for new stores with new-to-Macerich portfolio uses totaling over 600,000 square feet.
As of September 30, 2024, the leased occupancy rate was 93.7%, a 0.3% increase compared to the leased occupancy rate at September 30, 2023 of 93.4% and a 0.4% sequential increase compared to the 93.3% occupancy rate at June 30, 2024.
Many of the Company’s leases contain co-tenancy clauses. Certain Anchor or small tenant closures have become permanent, whether caused by the pandemic or otherwise, and co-tenancy clauses within certain leases may be triggered as a result. The Company does not anticipate that the negative impact of such clauses on lease revenue will be significant.
The pace of bankruptcy filings involving the Company’s tenants decreased substantially in 2023 and in 2022 compared to 2021. For the year ended December 31, 2023, there were ten bankruptcy filings involving the Company’s tenants totaling fifteen leases and representing approximately 111,000 square feet of leased space and $3.6 million of annual leasing revenue at the Company’s share. Year-to-date in 2024, there have been nine bankruptcy filings involving the Company’s tenants, including the bankruptcy of Express announced on April 22, 2024, totaling 45 leases and representing approximately 312,000 square feet of leased space and $18.4 million of annual leasing revenue at the Company’s share.
During 2024, the Company expects to generate positive cash flow from operations after recurring operating capital expenditures, leasing capital expenditures and payment of dividends. This assumption does not include any potential capital generated from dispositions, refinancings or issuances of common stock. To the extent available, this expected surplus will be used to fund the Company’s development and redevelopment pipeline and de-lever the Company’s balance sheet.
The Company continues to actively address its near-term, non-recourse loan maturities, with eight completed transactions year-to-date in 2024 totaling approximately $1.3 billion, or approximately $1.1 billion at the Company’s pro rata share. The Company has no remaining maturities in 2024. For additional information on the Company’s financing transactions in the year ended 2023 through the date of this Quarterly Report on Form 10-Q, see “Financing Activities” in Management’s Overview and Summary.
On April 9, 2024, the Company defaulted on the $300.0 million loan on Santa Monica Place and the Company is in negotiations with the lender on the terms of this non-recourse loan.
Elevated interest rates have increased, and may continue to increase, the cost of the Company’s borrowings due to its outstanding floating-rate debt and have led, and may continue to lead, to higher interest rates on new fixed-rate debt. While interest rates have begun to decrease, they remain elevated and the Company expects to incur increased interest expense from the refinancing or extension of loans that may currently carry below-market interest rates. In certain cases, the Company has limited, and may continue to limit, its exposure to interest rate fluctuations related to a portion of its floating-rate debt by using interest rate cap and swap agreements. Such agreements, subject to current market conditions, allow the Company to replace floating-rate debt with fixed-rate debt in order to achieve its desired ratio of floating-rate to fixed-rate debt. However, any interest rate cap or swap agreements that the Company enters into may not be effective in reducing its exposure to interest rate changes.

Comparison of Three Months Ended September 30, 2024 and 2023
Revenues:
Leasing revenue increased by $6.1 million, or 3.1%, from 2023 to 2024. The increase in leasing revenue is attributed to increases of $7.7 million from the JV Transition Centers offset in part by decreases of $1.4 million from the Disposition Properties and $0.2 million from the Redevelopment Properties. Leasing revenue includes the amortization of above and below-market leases, the amortization of straight-line rents, lease termination income, percentage rent and the recovery of bad debts. The amortization of above and below-market leases increased from $0.5 million in 2023 to $0.7 million in 2024. The amortization of straight-line rents increased from $(0.6) million in 2023 to $1.1 million in 2024. Lease termination income increased from $0.1 million in 2023 to $0.2 million in 2024. Percentage rent decreased from $8.2 million in 2023 to $6.2 million in 2024. Recovery of (provisions for) bad debts decreased from $0.2 million in 2023 to $(0.1) million in 2024.
Other revenue decreased from $13.4 million in 2023 to $9.7 million in 2024. This decrease is primarily due to other income related to the Same Centers.
Management Companies' revenue decreased from $7.4 million in 2023 to $7.1 million in 2024 primarily due to a decrease in leasing and development fees.
Shopping Center and Operating Expenses:
Shopping center and operating expenses decreased $1.2 million, or 1.6%, from 2023 to 2024. The decrease in shopping center and operating expenses is attributed to decreases of $0.8 million from the Redevelopment Properties and $1.9 million from the Disposition Properties offset in part by increases of $0.9 million from the JV Transition Centers and $0.6 million from the Same Centers.
Leasing Expenses:
Leasing expenses increased from $8.8 million in 2023 to $9.9 million in 2024 primarily due to an increase in compensation expense.
Management Companies' Operating Expenses:
Management Companies' operating expenses increased $2.3 million from 2023 to 2024 due to an increase in compensation expense.
Depreciation and Amortization:
Depreciation and amortization increased $2.5 million from 2023 to 2024. The increase in depreciation and amortization is attributed to an increase of $4.8 million from the JV Transition Centers and $0.1 million from the Redevelopment Properties offset in part by decreases of $2.8 million from the Same Centers and $0.3 million from the Disposition Properties. Additionally, $0.7 million of the increase is attributable to Santa Monica Place.
Interest Expense:
Interest expense increased $3.7 million from 2023 to 2024. The increase in interest expense is attributed to increases of $7.1 million from the JV Transition Centers and $1.0 million from the Same Centers offset in part by decreases of $3.4 million from the financing arrangement (See Note 12—Financing Arrangement in the Company's Notes to the Consolidated Financial Statements), $2.1 million from the Redevelopment Properties, $0.9 million from the Disposition Properties and $1.4 million from lower outstanding balances and interest rates on the Company's revolving loan facility. Additionally, $3.4 million of the increase is attributable to Santa Monica Place, which includes default interest expense of $3.1 million. The decrease in interest expense from the financing arrangement is primarily due to Chandler Freehold no longer being accounted for as a financing arrangement (See Note 12—Financing Arrangement in the Notes to the Consolidated Financial Statements).
Equity in Loss of Unconsolidated Joint Ventures:
Equity in loss of unconsolidated joint ventures decreased $32.5 million from 2023 to 2024. The decrease in equity in loss of unconsolidated joint ventures is primarily due to an impairment loss of $107.7 million at Country Club Plaza in 2023 offset in part in 2024 by $67.0 million of impairment losses recognized as a result of the reduction in the estimated holding period of properties held by certain unconsolidated joint ventures.

Loss on Sale or Write Down of Assets, net:
The loss on sale or write down of assets, net decreased $132.7 million from 2023 to 2024 primarily due to the loss of $144.7 million as a result of the reduction in the estimated holding period of Fashion Outlets of Niagara Falls in 2023 and gain of $42.8 million from the sale of the Company's ownership interest in Biltmore Fashion Park in 2024 offset in part by $59.3 million of impairment losses recognized as a result of the reduction in the estimated holding period of certain properties.
Net Loss:
Net loss decreased $159.9 million from 2023 to 2024. The decrease in net loss is primarily due to the 2023 impairment losses of $107.7 million at Country Club Plaza and $144.7 million at Fashion Outlets of Niagara Falls and $42.8 million gain from the sale of the Company's ownership interest in Biltmore Fashion Park in 2024 offset in part by 2024 impairment losses of $67.0 million recognized as a result of the reduction in the estimated holding period of properties held by certain unconsolidated joint ventures and $59.3 million recognized as a result of the reduction in the estimated holding period of certain properties.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold, accrued default interest expense and loss on non-real estate investments decreased 14.5% from $100.6 million in 2023 to $86.0 million in 2024. For a reconciliation of net loss (income) attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders—diluted, and FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold, accrued default interest expense and loss on non-real estate investments—diluted, see "Funds From Operations ("FFO")" below.
Comparison of Nine Months Ended September 30, 2024 and 2023
Revenues:
Leasing revenue increased by $4.1 million, or 0.7%, from 2023 to 2024. The increase in leasing revenue is attributed to an increase of $16.3 million from the JV Transition Centers offset in part by decreases of $3.3 million from the Same Centers, $4.4 million from the Disposition Properties and $4.5 million from the Redevelopment Properties. Leasing revenue includes the amortization of above and below-market leases, the amortization of straight-line rents, lease termination income, percentage rent and the recovery of bad debts. The amortization of above and below-market leases increased from $2.1 million in 2023 to $3.2 million in 2024. Straight-line rents increased from $(3.2) million in 2023 to $(2.6) million in 2024. Lease termination income decreased from $1.8 million in 2023 to $1.4 million in 2024. Percentage rent decreased from $18.2 million in 2023 to $11.7 million in 2024. (Provisions for) recovery of bad debts increased from $1.9 million in 2023 to $(4.6) million in 2024.
Other revenue decreased from $34.1 million in 2023 to $29.4 million in 2024. This decrease is primarily due to other income related to the Same Centers.
Shopping Center and Operating Expenses:
Shopping center and operating expenses increased $3.0 million, or 1.4%, from 2023 to 2024. The increase in shopping center and operating expenses is attributed to an increase of $4.8 million from the Same Centers, which is primarily due to increased insurance, utilities and snow removal costs, and $2.4 million from the JV Transition Centers offset in part by decreases of $2.2 million from the Redevelopment Properties and $3.3 million from the Disposition Properties. Additionally, $1.3 million of the increase is attributable to Santa Monica Place.
Leasing Expenses:
Leasing expenses increased from $26.9 million in 2023 to $30.0 million in 2024 due primarily to an increase in compensation expense.
Management Companies' Operating Expenses:
Management Companies' operating expenses increased $4.6 million from 2023 to 2024 due primarily to an increase in compensation expense.
REIT General and Administrative Expenses:
REIT general and administrative expenses decreased $1.0 million from 2023 to 2024 due primarily to a decrease in compensation expense.

Depreciation and Amortization:
Depreciation and amortization increased $0.7 million from 2023 to 2024. The increase in depreciation and amortization is attributed to increases of $8.3 million from the JV Transition Centers and $1.0 million from the Redevelopment Properties offset in part by decreases of $10.3 million from the Same Centers and $1.2 million from the Disposition Properties. Additionally, $2.9 million of the offset is attributable to Santa Monica Place.
Interest Expense:
Interest expense increased $1.5 million from 2023 to 2024. The increase in interest expense is attributed to increases of $10.3 million from the JV Transition Centers, $2.0 million from the Same Centers and $0.6 million from higher interest rates and outstanding balances on the Company's revolving loan facility, offset in part by decreases of $11.3 million from the financing arrangement discussed in Note 12 in the Company's Notes to the Consolidated Financial Statements, $5.0 million from the Redevelopment Properties and $1.3 million from the Disposition Properties. Additionally, $6.2 million of the increase is attributable to Santa Monica Place, which includes default interest expense of $5.8 million. The decrease in interest expense from the financing arrangement is primarily due to the change in fair value of the underlying properties and the mortgage notes payable on the underlying properties and Chandler Freehold no longer being accounted for as a financing arrangement (See Note 12—Financing Arrangement in the Notes to the Consolidated Financial Statements).
Equity in Loss of Unconsolidated Joint Ventures:
Equity in loss of unconsolidated joint ventures increased $28.8 million from 2023 to 2024. The increase in equity in loss of unconsolidated joint ventures is primarily due to the write-down of the Company's investment in Los Angeles Premium Outlets of $57.7 million in 2024 and impairment losses of $120.6 million as a result of the reduction in the estimated holding period of properties held by certain unconsolidated joint ventures offset in part by the impairment losses in 2023 of $51.4 million at MS Portfolio LLC and $107.7 million at Country Club Plaza, as a result of the reduction in the estimated holding period (See Note 4 – Investments in Unconsolidated Joint Ventures in the Company’s Notes to the Consolidated Financial Statements).
Gain (loss) on Sale or Write Down of Assets, net:
Gain (loss) on sale or write down of assets, net increased $407.5 million from 2023 to 2024. The increase is primarily due to the gains recognized in 2024 of $334.3 million relating to the Company no longer accounting for its investment in Chandler Fashion Center as a financing arrangement (See Note 12 – Financing Arrangement and Note 16 – Dispositions in the Company’s Notes to the Consolidated Financial Statements) and $42.8 million from the sale of the Company's ownership interest in Biltmore Fashion Park and an impairment loss of $144.7 million recognized in 2023 as a result of the reduction in the estimated holding period of Fashion Outlets of Niagara Falls offset in part by impairment losses in 2024 of $108.0 million recognized as a result of the reduction in the estimated holding period of certain properties.
Net Income (Loss):
Net income (loss) increased $366.5 million from 2023 to 2024. The increase in net income (loss) is primarily due to the gain on sale of assets discussed above offset in part by impairment losses recognized as a result of the reduction in the estimated holding period of certain unconsolidated joint ventures, 2024 impairment losses at Santa Monica Place and Los Angeles Premium Outlets and by the 2023 write-down of assets as a result of the reduction in the estimated holding period at MS Portfolio LLC, and Country Club Plaza along with the other variances noted above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold, accrued default interest expense and loss on non-real estate investments decreased 12.9% from $285.5 million in 2023 to $248.7 million in 2024. For a reconciliation of net income (loss) attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders—diluted, and FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold, accrued default interest expense and loss on non-real estate investments—diluted, see "Funds From Operations ("FFO")" below.
Operating Activities:
Cash provided by operating activities decreased $17.5 million from 2023 to 2024. The decrease is primarily due to the changes in assets and liabilities and the results, as discussed above.

Investing Activities:
Cash used in investing activities was $17.4 million in 2024 compared to cash provided by investing activities of $32.3 million in 2023. The increase in cash used in investing activities is primarily attributed to decreases in distributions from unconsolidated joint ventures of $142.8 million and increases in development, redevelopment and renovation of $26.7 million offset in part by increases in proceeds from the sale of assets of $87.7 million, decreases in contributions to unconsolidated joint ventures of $18.6 million and decreases in property improvements of $6.4 million and acquisitions of property of $4.8 million. The decrease in distributions from unconsolidated joint ventures is primarily due to the distribution of net loan proceeds from the Scottsdale Fashion Square refinance in 2023 (See “Financing Activities” in Management’s Overview and Summary).
Financing Activities:
Cash used in financing activities decreased $79.9 million from 2023 to 2024. The decrease in cash used in financing activities is primarily due to a decrease in payments on mortgages, bank and other notes payable of $196.4 million, an increase in proceeds from stock offerings under the ATM Program of $149.0 million and a decrease in deferred financing costs of $22.6 million offset in part by a decrease in proceeds from mortgages, bank and other notes payable of $284.0 million.
Liquidity and Capital Resources
The Company anticipates meeting its liquidity needs for its operating expenses, debt service and dividend requirements for the next twelve months and beyond through cash generated from operations, distributions from unconsolidated joint ventures, working capital reserves and/or borrowings under its revolving loan facility.
Additionally, the Company is focused on implementing the Path Forward Plan, including its goal to reduce its Net Debt to Adjusted EBITDA leverage ratio to a lower level over the next three to four years. The Company may achieve this goal, and other goals set in connection with the Path Forward Plan, through a variety of methods and the timing, extent and impact of any transactions that the Company has or will undertake while implementing the Path Forward Plan are indeterminable at this time. In order to de-leverage its capital structure, the Company may pursue asset dispositions and acquisitions, experience organic growth in EBITDA as tenants in its lease pipeline open for business, be selective about undertaking new development and redevelopment projects, and/or issue common stock. Asset sales will focus on whether a property is core to the Company’s strategy and may include defaulting on certain mortgage debts on the Company's properties and giving possession of such secured properties to the lender.
Uses of Capital
The following tables summarize capital expenditures incurred at the Centers (at the Company's pro rata share):

	For the Nine Months Ended September 30,
(Dollars in thousands)	2024	2023
Consolidated Centers:
Acquisitions of property, building improvement and equipment(1)	$69,605	$69,255
Development, redevelopment, expansions and renovations of Centers	66,924	56,575
Tenant allowances	12,655	22,530
Deferred leasing charges	3,308	4,836
	$152,492	$153,196
Unconsolidated Joint Venture Centers:
Acquisitions of property, building improvement and equipment	$9,814	$8,765
Development, redevelopment, expansions and renovations of Centers	27,433	51,944
Tenant allowances	12,841	11,075
Deferred leasing charges	3,753	3,444
	$53,841	$75,228
(1)For the nine months ended September 30, 2024, this includes the cash paid of $36.4 million on May 14, 2024, for the Company’s acquisition of its joint venture partner’s 40% interest in Arrowhead Towne Center and South Plains Mall. For the nine months ended September 30, 2023, this includes $46.7 million relating to the acquisition of five former Sears parcels in the MS Portfolio LLC joint venture (See “Acquisitions” in Management’s Overview and Summary).
The Company expects amounts to be incurred during the next twelve months for tenant allowances and deferred leasing charges to be comparable to 2024. The Company expects to incur approximately $35.0 million to $45.0 million during the remainder of 2024 for development, redevelopment, expansion and renovations. Capital for these expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of cash on hand, debt or equity financings, which are expected to include borrowings under the Company's revolving loan facility and sales of common stock, from property financings and construction loans, each to the extent available. The Company will be very selective in undertaking any future development or redevelopment projects and may choose to pause existing projects if the Company believes they are no longer economically viable.
Sources of Capital
The Company has also generated liquidity in the past, and may continue to do so in the future, through equity offerings and issuances, property refinancings, joint venture transactions and the sale of non-core assets. Asset sales will focus on whether a property is core to the Company's strategy and may include defaulting on certain mortgage debts on the Company's properties and giving possession of such secured properties to the lender. For example, the Company sold The Marketplace at Flagstaff in Flagstaff, Arizona on May 2, 2023, Superstition Springs Power Center in Mesa, Arizona on July 17, 2023, and the Company's joint venture sold One Westside in Los Angeles, California on December 27, 2023. Since implementing the Path Forward Plan, the Company's joint venture sold Country Club Plaza in Kansas City, Missouri on June 28, 2024 and the Company sold its 50% interest in Biltmore Fashion Park in Phoenix, Arizona on July 31, 2024. The Company used its share of proceeds from these transactions to pay down its revolving loan facility and other debt obligations. In addition, the Company is under contract to sell The Oaks, which is expected to close during the fourth quarter of 2024, subject to customary closing conditions. During the year ended December 31, 2023 and nine months ended September 30, 2024, the Company and certain joint venture partners sold various land parcels in separate transactions for aggregate proceeds of $16.4 million and $3.4 million, respectively (at the Company's share), which the Company used to pay down debt and for other general corporate purposes. Furthermore, the Company has filed a shelf registration statement, which registered an unspecified amount of common stock, preferred stock, depositary shares, debt securities, warrants, rights, stock purchase contracts and units that may be sold from time to time by the Company.
On March 26, 2021, the Company registered an "at the market" offering program, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500 million under the ATM Program, in amounts and at times to be determined by the Company. During the three months ended September 30, 2024, 9.4 million shares of common stock were issued under the ATM Program for gross proceeds of $151.7 million at a weighted average share price of $16.14. The ATM Program was fully utilized as of September 30, 2024 and is no longer active.
The following table sets forth certain information with respect to issuances under the ATM Program as of September 30, 2024.

(Dollars and shares in thousands)
ATM Program
For the Three Months Ended:	Number of Shares Issued	Net Proceeds	Sales Commissions
March 31, 2024	—	$—	$—
June 30, 2024	—	$—	$—
September 30, 2024	9,402	$148,624	$3,030

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
For example, the credit markets have experienced and may continue to experience a slowdown stemming from broader market issues pertaining to various factors, including among others, the health of regional banks, prevailing market sentiment regarding various commercial real estate sectors and interest rate increases imposed by the Federal Reserve. While interest rates have begun to decrease, they remain elevated and the Company expects to incur increased interest expense from the refinancing or extension of loans that may carry below-market interest rates. In addition, increases in the Company's proportion of floating rate debt will cause it to be subject to interest rate fluctuations in the future.
The Company's total outstanding loan indebtedness, which includes mortgages and other notes payable, at September 30, 2024 was $6.78 billion (consisting of $4.34 billion of consolidated debt, less $0.03 billion of noncontrolling interests, plus $2.47 billion of its pro rata share of unconsolidated joint venture debt). The Company has no remaining maturities in 2024. The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's revolving loan facility or cash on hand, with the exception of Santa Monica Place (See “—Financing Activities” in Management’s Overview and Summary).
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
Additionally, as of September 30, 2024, the Company was contingently liable for $41.1 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. As of September 30, 2024, $40.9 million of these letters of credit were secured by restricted cash. On October 30, 2024, $35.0 million of these letters of credit secured by restricted cash was canceled and is no longer restricted cash. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company continues to actively address its near-term, non-recourse loan maturities, with eight completed transactions year-to-date in 2024 totaling approximately $1.3 billion, or approximately $1.1 billion at the Company’s pro rata share. For additional information on the Company’s financing transactions in the year ended 2023 through the date of this Quarterly Report on Form 10-Q, see “Financing Activities” in Management’s Overview and Summary.
Previously, the Company had a $525.0 million revolving loan facility, which was scheduled to mature on April 14, 2024. On September 11, 2023, the Company and the Operating Partnership entered into an amended and restated credit agreement, which amended and restated their prior credit agreement, and provides for an aggregate $650.0 million revolving loan facility that matures on February 1, 2027, with a one-year extension option. The revolving loan facility can be expanded up to $950.0 million, subject to receipt of lender commitments and other conditions. Concurrently with the entry into the amended and restated credit agreement, the Company drew $152.0 million of the amount available under the revolving loan facility and used the proceeds to repay in full amounts outstanding under its prior credit facility. All obligations under the credit facility are guaranteed unconditionally by the Company and are secured in the form of mortgages on certain wholly-owned assets and pledges of equity interests held by certain of the Company’s subsidiaries. The new credit facility bears interest, at the Operating Partnership’s option, at either the base rate (as defined in the credit agreement) or adjusted term SOFR (as defined in the credit agreement) plus, in both cases, an applicable margin. The applicable margin depends on the Company’s overall leverage ratio and ranges from 1.00% to 2.50% over the selected index rate. As of September 30, 2024, the borrowing rate was SOFR plus a spread of 2.35%. As of September 30, 2024, there were no borrowings outstanding under the credit facility. Unamortized deferred finance costs were $12.6 million as of September 30, 2024, which are netted against balances outstanding or as an asset when no borrowings are outstanding on the credit facility which was the case as of September 30, 2024. As of September 30, 2024, the Company’s availability under the revolving loan facility for additional borrowings was $649.8 million.
Cash dividends and distributions for the nine months ended September 30, 2024 were $120.1 million (including distributions from consolidated joint ventures of $1.1 million), which were funded by operations.
At September 30, 2024, the Company was in compliance with all applicable loan covenants under its agreements.
At September 30, 2024, the Company had cash and cash equivalents of $116.5 million.

Material Cash Commitments:
The following is a schedule of material cash commitments as of September 30, 2024 for the Consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Cash Commitments	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)(1)	$5,134,697	$820,829	$1,539,992	$1,130,437	$1,643,439
Lease obligations(2)	126,739	14,000	15,430	20,905	76,404
	$5,261,436	$834,829	$1,555,422	$1,151,342	$1,719,843
__________________________________________________________
(1)Interest payments on floating rate debt were based on rates in effect at September 30, 2024.
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
Management compensates for the limitations of FFO by providing investors with financial statements prepared according to GAAP, along with this detailed discussion of FFO and a reconciliation of net (loss) income to FFO and FFO—diluted. Management believes that to further understand the Company's performance, FFO should be compared with the Company's reported net income (loss) and considered in addition to cash flows in accordance with GAAP, as presented in the Company's consolidated financial statements. The following reconciles net income (loss) attributable to the Company to FFO and FFO—diluted attributable to common stockholders and unit holders-basic and diluted, excluding financing expense in connection with Chandler Freehold, accrued default interest expense and loss on non-real estate investments for the three and nine months ended September 30, 2024 and 2023 (dollars and shares in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income attributable to the Company	$(108,189)	$(262,547)	$17,090	$(336,244)
Adjustments to reconcile net (loss) income attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted:
Noncontrolling interests in the Operating Partnership	(5,056)	(10,939)	791	(14,009)
Loss (gain) on sale or write down of assets, net—consolidated assets	16,605	149,287	(272,306)	135,229
Add: noncontrolling interests share of gain on sale or write down of assets—consolidated assets	—	338	330	2,224
Add: gain on sale of undepreciated assets—consolidated assets	222	480	455	4,854
Less: noncontrolling interests share of gain of undepreciated assets—consolidated assets	—	—	—	(1,886)
Loss on sale or write down of assets—unconsolidated joint ventures, net(1)	66,969	101,048	176,150	152,396
Add: gain on sale of undepreciated assets—unconsolidated joint ventures(1)	53	6,636	1,129	6,740
Depreciation and amortization—consolidated assets	73,299	70,755	213,326	212,596
Less: noncontrolling interests in depreciation and amortization—consolidated assets	(561)	(3,660)	(3,817)	(10,927)
Depreciation and amortization—unconsolidated joint ventures(1)	39,524	42,464	119,531	127,801
Less: depreciation on personal property	(1,641)	(1,905)	(5,209)	(6,053)
FFO attributable to common stockholders and unit holders—basic and diluted	81,225	91,957	247,470	272,721
Financing expense in connection with Chandler Freehold	—	3,089	(12,829)	(259)
FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold—basic and diluted	$81,225	$95,046	$234,641	$272,462
Accrued default interest expense	3,067	4,050	4,789	4,050
Loss on non-real estate investments	1,676	1,457	9,235	9,014
FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold, accrued default interest expense and loss on non-real estate investments —basic and diluted	$85,968	$100,553	$248,665	$285,526
Weighted average number of FFO shares outstanding for:
FFO attributable to common stockholders and unit holders—basic(2)	228,409	224,611	226,945	224,441
Adjustments for impact of dilutive securities in computing FFO—diluted:
Share and unit based compensation plans	—	—	—	—
Weighted average number of FFO shares outstanding for FFO attributable to common stockholders and unit holders—basic and diluted(2)	228,409	224,611	226,945	224,441
(1)     Unconsolidated joint ventures are presented at the Company's pro rata share.
(2)     Calculated based upon basic net income as adjusted to reach basic FFO. Includes 10.0 million and 9.0 million of OP Units outstanding for the three months ended September 30, 2024 and 2023, respectively, and 10.1 million and 9.0 million of OP Units outstanding for the nine months ended September 30, 2024 and 2023, respectively.
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
The following table sets forth information as of September 30, 2024 concerning the Company's long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the twelve months ending September 30,
	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long-term debt:
Fixed rate(1)	$633,535	$562,882	$409,347	$734,219	$228,606	$1,532,938	$4,101,527	$3,897,043
Average interest rate	3.60%	4.74%	4.02%	4.98%	4.29%	4.40%	4.38%
Floating rate	—	300,000	—	—	—	—	300,000	300,673
Average interest rate	—%	6.62%	—%	—%	—%	—%	6.62%
Total debt—Consolidated Centers	$633,535	$862,882	$409,347	$734,219	$228,606	$1,532,938	$4,401,527	$4,197,716
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long-term debt (at Company's pro rata share):
Fixed rate	$118,822	$352,868	$391,289	$735,746	$498,357	$343,202	$2,440,284	$2,387,206
Average interest rate	7.59%	3.67%	6.92%	4.99%	6.70%	3.84%	5.42%
Floating rate	—	—	33,028	—	12,000	—	45,028	47,297
Average interest rate	—%	—%	9.36%	—%	7.62%	—%	8.90%
Total debt—Unconsolidated Joint Venture Centers	$118,822	$352,868	$424,317	$735,746	$510,357	$343,202	$2,485,312	$2,434,503
(1)     On October 28, 2024, the Company replaced the existing $600.0 million loan on Queens Center with a new $525.0 million, five-year fixed rate loan (See "Financing Activity" in Management Overview and Summary).
The Consolidated Centers' total fixed rate debt at September 30, 2024 and December 31, 2023 was $4.1 billion and $3.8 billion, respectively. The average interest rate on the fixed rate debt at September 30, 2024 and December 31, 2023 was 4.38% and 4.29%, respectively. The Consolidated Centers' total floating rate debt at September 30, 2024 and December 31, 2023 was $300.0 million and $475.8 million, respectively. The average interest rate on the floating rate debt at September 30, 2024 and December 31, 2023 was 6.62% and 7.43%, respectively.
The Company's pro rata share of the Unconsolidated Joint Venture Centers' fixed rate debt at September 30, 2024 and December 31, 2023 was $2.4 billion and $2.8 billion, respectively. The average interest rate on the fixed rate debt at September 30, 2024 and December 31, 2023 was 5.42% and 5.06%, respectively. The Company's pro rata share of the Unconsolidated Joint Venture Centers' floating rate debt at September 30, 2024 and December 31, 2023 was $45.0 million and $45.2 million, respectively. The average interest rate on the floating rate debt at September 30, 2024 and December 31, 2023 was 8.90% and 9.00%, respectively.
The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value. Interest rate cap agreements offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements effectively replace a floating rate on the notional amount with a fixed rate as noted above. As of September 30, 2024, the Company has interest rate cap agreements in place (See Note 4—Investments in Unconsolidated Joint Ventures and Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements). The respective loans each require an interest rate cap agreement to be in place at all times, which limits how high the prevailing floating loan rate index (i.e., SOFR) for the loans can rise. As of the date of this Quarterly Report on Form 10-Q, SOFR for each of these loans exceeded the strike interest rate (the "Strike Rate") within the required interest rate cap agreement. If SOFR does exceed the

Strike Rate, each of these loans would then be considered fixed rate debt. If SOFR for these respective loans thereafter no longer exceeds the Strike Rate, then these loans would once again be considered floating rate debt.
In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $3.5 million per year based on $345.0 million of floating rate debt outstanding at September 30, 2024.
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
Item 4.    Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of September 30, 2024, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
(a) On August 5, 2024, September 18, 2024 and September 18, 2024, the Company, as general partner of the Operating Partnership, issued 6,558, 50,005 and 77,984 shares of common stock of the Company, respectively, upon the redemption of an aggregate of 134,547 common partnership units of the Operating Partnership. These shares of common stock were issued in private placements to three limited partners of the Operating Partnership, each an accredited investor, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2024 to July 31, 2024	—	$—	—	$278,707,048
August 1, 2024 to August 31, 2024	—	—	—	$278,707,048
September 1, 2024 to September 30, 2024	—	—	—	$278,707,048
Total	—	$—	—
(1)On February 12, 2017, the Company's Board of Directors authorized the repurchase of up to $500.0 million of the Company's outstanding common shares from time to time as market conditions warrant.
Item 3.  Defaults Upon Senior Securities
Not Applicable.
Item 4.  Mine Safety Disclosures
Not Applicable.
Item 5.  Other Information
During the three months ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

3.1.14	Articles of Amendment of the Company (increased authorized shares) (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date May 28, 2021).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date January 26, 2023).

Exhibit Number	Description
10.1+	The Macerich Company Amended and Restated Severance Pay Plan, effective as of March 1, 2024
31.1	Section 302 Certification of Jackson Hsieh, Chief Executive Officer
31.2	Section 302 Certification of Scott Kingsmore, Chief Financial Officer
32.1**	Section 906 Certifications of Jackson Hsieh and Scott Kingsmore
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).

+ Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.
** Furnished herewith.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MACERICH COMPANY
		By:	/s/ SCOTT W. KINGSMORE
Scott W. Kingsmore
Senior Executive Vice President, Treasurer and Chief Financial Officer
Date:	November 7, 2024		(Principal Financial Officer)