Form 10-K
period 2024-12-31
MACERICH CO
filed 2025-02-28
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $3.3 billion as of the last business day of the registrant's most recently completed second fiscal quarter based upon the price at which the common stock was last sold on that day.
Number of shares outstanding of the registrant's common stock, as of February 27, 2025: 252,496,876 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual stockholders meeting to be held in 2025 are incorporated by reference into Part III of this Form 10-K.

THE MACERICH COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2024

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
Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or the industry to differ materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, as well as global, national, regional and local economic and business conditions, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of current and prospective tenants, anchor or tenant bankruptcies, closures, mergers or consolidations, lease rates, terms and payments, elevated interest rates and inflation and its impact on the financial condition and results of operations of the Company, including as a result of any defaults on mortgage loans, and its tenants, availability, terms and cost of financing and operating expenses; adverse changes in the real estate markets including, among other things, competition from other companies, retail formats and technology, risks of real estate development and redevelopment (including elevated inflation, supply chain disruptions and construction delays), acquisitions and dispositions; adverse impacts from any pandemic, epidemic or outbreak of any highly infectious disease on the U.S., regional and global economies and the financial condition and results of operations of the Company and its tenants; the liquidity of real estate investments, governmental actions and initiatives (including legislative and regulatory changes); environmental and safety requirements; and terrorist activities or other acts of violence which could adversely affect all of the above factors. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results, including those made in "Item 1A. Risk Factors" of this Annual Report on Form 10-K, as well as our other reports filed with the Securities and Exchange Commission (the "SEC"), which disclosures are incorporated herein by reference. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company does not intend, and undertakes no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.
ITEM 1.    BUSINESS
General
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). As of December 31, 2024, the Operating Partnership owned or had an ownership interest in 40 regional retail centers (including office, hotel and residential space adjacent to these shopping centers), two community/power shopping centers and one redevelopment property. These 43 regional retail centers, community/power shopping centers and one redevelopment property consist of approximately 43 million square feet of gross leasable area (“GLA”) and are referred to herein as the “Centers”. The Centers consist of consolidated Centers (“Consolidated Centers”) and unconsolidated joint venture Centers (“Unconsolidated Joint Venture Centers”), as set forth in “Item 2. Properties,” unless the context otherwise requires.
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
On October 24, 2024, the Company acquired its joint venture partner's 40% interest in the Pacific Premier Retail Trust portfolio, which includes Los Cerritos Center, Washington Square and Lakewood Center, for a net purchase price of approximately $122.1 million, which includes the assumption of the partner's share of property level indebtedness. The Company now owns and has consolidated its 100% interests in these properties in its consolidated financial statements (See Note 15—Acquisitions in the Notes to the Consolidated Financial Statements).
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
On June 28, 2024, the Company's joint venture sold Country Club Plaza, a 971,000 square foot regional retail center in Kansas City, Missouri, for $175.6 million. Concurrent with the sale, the remaining amount owed by the joint venture under the $295.5 million loan ($147.7 million at the Company's share) was forgiven by the lender (See Note 4—Investments In Unconsolidated Joint Ventures in the Notes to the Consolidated Financial Statements).
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

On November 25, 2024, the Company sold Southridge Mall, a 791,000 square foot power center in Des Moines, Iowa, for $4.0 million, which resulted in a loss on sale of assets of $0.9 million. The Company used the net proceeds to pay down debt (See Note 16—Dispositions in the Notes to the Consolidated Financial Statements).
On December 10, 2024, the Company sold The Oaks, a 1,206,000 square foot regional retail center in Thousand Oaks, California, for $157.0 million, which resulted in a loss on sale of assets of $6.9 million. The Company used the net proceeds to pay off the $147.8 million loan on the property (See "Financing Activities" and Note 16—Dispositions in the Notes to the Consolidated Financial Statements).
For the twelve months ended December 31, 2024, the Company and certain joint venture partners sold various land parcels in separate transactions, resulting in the Company's share of the gain on sale of land of $2.8 million. The Company used its share of the proceeds from these sales of $6.1 million to pay down debt and for other general corporate purposes.
The Company is under contract to sell Wilton Mall for $24.8 million, which is expected to close in the first half of 2025, subject to customary closing conditions. This asset is unencumbered.
Financing Activities:
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
On May 24, 2024, the Company closed a two-year extension of the $149.9 million loan on The Oaks, which was scheduled to mature on June 5, 2026. The interest rate during the first year of the extended term was 7.5% and would have increased to 8.5% during the second year of the extended term. On December 10, 2024, the Company repaid in full the $147.8 million loan with the net proceeds from the sale of the property (See "Dispositions").
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
On December 2, 2024, the Company repaid in full the $478.0 million loan on Washington Square with the net proceeds received from the Company’s public stock offering, which closed on November 27, 2024, together with cash on hand (See “Other Transactions and Events”). The mortgage loan on the property was scheduled to mature on November 1, 2026. The Company recognized a gain on extinguishment of debt of $14.4 million upon the repayment of the loan.
On February 7, 2025, the Company's joint venture in Flatiron Crossing repaid in full the $14.5 million mezzanine loan and $14.5 million of the first mortgage, and obtained a 90-day extension for the remaining $140.5 million of the first mortgage. The mezzanine loan had an interest rate of SOFR plus 12.25% and the first mortgage has an interest rate of SOFR plus 2.90% for a weighted average aggregate interest rate of SOFR plus 3.70%. The interest rate on the first mortgage is SOFR plus 2.90% during the extension period.

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
The Company’s joint venture in Scottsdale Fashion Square, a 1,875,000 square foot regional retail center in Scottsdale, Arizona, is redeveloping a two-level Nordstrom wing with luxury-focused retail and restaurant uses. The total cost of the project is estimated to be between $84.0 million and $90.0 million, with $42.0 million to $45.0 million estimated to be the Company’s pro rata share. The Company has incurred $25.9 million of the total $51.8 million incurred by the joint venture as of December 31, 2024. The opening will be in phases which began in 2024, with anticipated completion in 2025.
The Company is redeveloping the northeast quadrant of Green Acres Mall, a 2,058,000 square foot regional retail center in Valley Stream, New York. The project will include new exterior shops and facade totaling approximately 385,000 square feet of leasing, including new grocery use, redevelopment of a vacant anchor building and demolition of another vacant anchor building. The total cost of the project is estimated to be between $120.0 million and $140.0 million. The Company has incurred approximately $19.7 million as of December 31, 2024. The anticipated opening is in 2026.
The Company’s joint venture in FlatIron Crossing, a 1,390,000 square foot regional retail center in Broomfield, Colorado, is developing luxury, multi-family residential units, new/repurposed retail and food and beverage uses, and a community plaza, in addition to the redevelopment of the vacant former Nordstrom store located on the property. The Company's ownership percentage is expected to be 43.4% in the residential portion of the development and 51.0% in the remainder of the property. The total cost of the project is estimated to be between $240.0 million and $260.0 million, with $120.0 million to $130.0 million estimated to be the Company’s pro rata share. The Company has incurred $9.1 million of the total $17.9 million incurred by the joint venture as of December 31, 2024. The anticipated opening will be in phases beginning in 2027.
Other Transactions and Events:
The Company declared a cash dividend of $0.17 per share of its common stock for each quarter in the year ended December 31, 2024. On February 14, 2025, the Company announced a first quarter cash dividend of $0.17 per share of its common stock, which will be paid on March 18, 2025 to stockholders of record on March 4, 2025. The dividend amount will be reviewed by the Board on a quarterly basis.
In connection with the commencement of an “at the market” offering program on March 26, 2021, which is referred to as the “2021 ATM Program,” the Company entered into an equity distribution agreement with certain sales agents pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500.0 million. During the twelve months ended December 31, 2024, the Company sold 9.4 million shares of common stock for approximately $148.6 million of net proceeds through the 2021 ATM Program at a weighted average share price of $15.81. The 2021 ATM Program was fully utilized as of September 30, 2024 and is no longer active.
In connection with the commencement of a separate “at the market” offering program on November 12, 2024, which is referred to as the “2024 ATM Program,” the Company entered into an equity distribution agreement with certain sales agents pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500.0 million. During the twelve months ended December 31, 2024, the Company sold 3.7 million shares of common stock for approximately $69.1 million of net proceeds through the 2024 ATM Program at a weighted average price of $18.68. As of December 31, 2024, the Company had approximately $429.3 million of gross sales of its common stock available under the 2024 ATM Program.
On November 27, 2024, the Company completed a public offering of 23.0 million shares of its common stock at a price per share of $19.75, which includes the underwriters' full exercise of their option to purchase an additional 3.0 million shares, for gross proceeds of approximately $454.3 million. The net proceeds of the offering were approximately $439.5 million after deducting the underwriting discount and offering costs of approximately $14.8 million. The Company used the proceeds from the offering, together with cash on hand, to repay the mortgage loan secured by its Washington Square property.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a further discussion of the Company’s anticipated liquidity needs, and the measures taken by the Company to meet those needs.

The Shopping Center Industry
General:
There are several types of retail shopping centers, which are differentiated primarily based on size and marketing strategy. Regional shopping centers generally contain in excess of 400,000 square feet of GLA and are typically anchored by two or more department or large retail stores ("Anchors") and are referred to as "Regional Retail Centers" or "Malls." Regional Retail Centers also typically contain numerous diversified retail stores ("Mall Stores"), most of which are national or regional retailers typically located along corridors connecting the Anchors. "Strip centers", "urban villages" or "specialty centers" ("Community/Power Shopping Centers") are retail shopping centers that are designed to attract local or neighborhood customers and are typically anchored by one or more supermarkets, discount department stores and/or drug stores. Community/Power Shopping Centers typically contain 100,000 to 400,000 square feet of GLA. Outlet Centers generally contain a wide variety of designer and manufacturer stores, often located in an open-air center, and typically range in size from 200,000 to 850,000 square feet of GLA ("Outlet Centers"). In addition, freestanding retail stores are located along the perimeter of the shopping centers ("Freestanding Stores"). Mall Stores and Freestanding Stores over 10,000 square feet of GLA are also referred to as "Big Box." Anchors, Mall Stores, Freestanding Stores and other tenants typically contribute funds for the maintenance of the common areas, property taxes, insurance, advertising and other expenditures related to the operation of the shopping center.
Regional Retail Centers:
A Regional Retail Center draws from its trade area by offering a variety of fashion merchandise, hard goods and services and entertainment, often in an enclosed, climate controlled environment with convenient parking. Regional Retail Centers provide an array of retail shops and entertainment facilities and often serve as the town center and a gathering place for community, charity and promotional events.
Regional Retail Centers have generally provided owners with relatively stable income despite the cyclical nature of the retail business. This stability is due both to the diversity of tenants and to the typical dominance of Regional Retail Centers in their trade areas.
Regional Retail Centers have different strategies with regard to price, merchandise offered and tenant mix, and are generally tailored to meet the needs of their trade areas. Anchors are located along common areas in a configuration designed to maximize consumer traffic for the benefit of the Mall Stores. Mall GLA, which generally refers to GLA contiguous to the Anchors for tenants other than Anchors, is leased to a wide variety of smaller retailers. Mall Stores typically account for the majority of the revenues of a Regional Retail Center.
Business of the Company
Strategy:
In the second quarter of 2024, the Company announced the Path Forward Plan, which is a multi-pronged strategy to improve the Company’s balance sheet, while also making inward-facing enhancements to both bolster company culture and improve key business processes to gain operating efficiencies. Essential goals of the Path Forward Plan include:
•Deleverage the capital structure, with a focus on reducing the Company’s Net Debt to Adjusted EBITDA leverage ratio over the next three to four years;
•Invest in and fortify the Company’s key assets in the portfolio;
•Proactively consolidate selected joint venture assets over time that are core to the Company’s overall strategy;
•Deliver a post-deleveraging Funds From Operations launch point goal over the next three to four years;
•Achieve outstanding operational results through rigorous internal process improvements; and
•Position the Company to take an offensive stance on acquisitions, reinvestment and selected development.
The Company may achieve these goals through a variety of methods and the timing, extent and impact of any transactions that the Company has or will undertake while implementing the Path Forward Plan may vary and evolve. In order to deleverage its capital structure, the Company may pursue asset dispositions and acquisitions, experience organic growth in EBITDA as tenants in its lease pipeline open for business, be selective about undertaking new development and redevelopment projects, and/or issue common stock. Asset sales will focus on whether a property is core to the Company’s strategy and may include defaulting on certain mortgage debts on the Company’s properties and giving possession of such secured properties to the lender.

Further, the Company has a long-term four-pronged business strategy that focuses on the acquisition, leasing and management, redevelopment and development of Regional Retail Centers.
Acquisitions.    The Company principally focuses on well-located, quality Regional Retail Centers that can be dominant in their trade area and have strong revenue enhancement potential. In addition, the Company pursues other opportunistic acquisitions of property that include retail and will complement the Company's portfolio. The Company subsequently seeks to improve operating performance and returns from these properties through leasing, management and redevelopment. Since its initial public offering, the Company has acquired interests in shopping centers nationwide. The Company believes that it is geographically well positioned to cultivate and maintain ongoing relationships with potential sellers and financial institutions and to act quickly when acquisition opportunities arise.
Since implementation of the Path Forward Plan, the Company acquired its joint venture partner's interest in Arrowhead Towne Center, South Plains Mall, Lakewood Center, Los Cerritos Center and Washington Square (See "Acquisitions" in Recent Developments).
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
The Company generally utilizes regionally located leasing managers to better understand the market and the community in which a Center is located. In addition, the Company may utilize third party leasing brokers on a selective basis. The Company continually assesses and fine tunes each Center's tenant mix, identifies and replaces underperforming tenants and seeks to optimize existing tenant sizes and configurations.
On a selective basis, the Company provides property management and leasing services for third parties. The Company currently manages two community centers for third-party owners on a fee basis.
Redevelopment.    One component of the Company's growth strategy is its ability to redevelop acquired properties. On a selective basis, the Company's business strategy may include mixed-use densification to maximize space at the Company’s Regional Retail Centers, including by developing available land at the Regional Retail Centers or by demolishing underperforming department store boxes and redeveloping the land. For this reason, the Company has built a staff of redevelopment professionals who have primary responsibility for identifying redevelopment opportunities that they believe will result in enhanced long-term financial returns and market position for the Centers. The redevelopment professionals oversee the design and construction of the projects in addition to obtaining required governmental approvals (See "Redevelopment and Development Activities" in Recent Developments).
Development.    The Company pursues ground-up development projects on a selective basis. The Company has supplemented its strong acquisition, operations and redevelopment skills with its ground-up development expertise to further increase growth opportunities.
The Company will be very selective in undertaking any future redevelopment or development projects and may choose to pause existing projects if the Company believes they are no longer economically viable.
The Centers:
As of December 31, 2024, the Centers primarily included 40 Regional Retail Centers (including office, hotel and residential space adjacent to these shopping centers), two Community/Power Shopping Centers and one redevelopment property totaling approximately 43 million square feet of GLA. These 43 Centers average approximately 990,000 square feet of GLA and range in size from 3.3 million square feet of GLA at Tysons Corner Center to 205,000 square feet of GLA at Boulevard Shops. As of December 31, 2024, the Centers primarily included 146 Anchors totaling approximately 20.0 million square feet of GLA and approximately 5,000 Mall Stores and Freestanding Stores totaling approximately 21.1 million square feet of GLA.

Competition:
Numerous owners, developers and managers of malls, shopping centers and other retail-oriented real estate compete with the Company for the acquisition of properties and in attracting tenants or Anchors to occupy space. There are other publicly traded mall companies and several large private mall companies in the United States, any of which under certain circumstances could compete against the Company for an Anchor or a tenant. In addition, these companies, as well as other REITs, private real estate companies or investors compete with the Company in terms of property acquisitions. This results in competition both for the acquisition of properties or centers and for tenants or Anchors to occupy space. Competition for property acquisitions may result in increased purchase prices and may adversely affect the Company's ability to make suitable property acquisitions on favorable terms. The existence of competing shopping centers could have a material adverse impact on the Company's ability to lease space and on the level of rents that can be achieved. There is also increasing competition from other retail formats and technologies, such as lifestyle centers, power centers, outlet centers and online retail shopping that could adversely affect the Company's revenues.
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
Major Tenants:
For the year ended December 31, 2024, the Centers derived approximately 73% of their total rents from Mall Stores and Freestanding Stores under 10,000 square feet and 27% of their total rents from Big Box and Anchor tenants. Total rents as set forth in "Item 1. Business" include minimum rents and percentage rents.
The following retailers (including their subsidiaries) represent the 10 largest tenants in the Centers based upon total rents in place as of December 31, 2024:

Tenant	Primary DBAs	Number of Locations in the Portfolio	% of Total Rents
Victoria's Secret & Co.	Pink, Victoria's Secret	40	2.1%
Foot Locker, Inc.	Champs Sports, Foot Locker, House of Hoops by Foot Locker, Kids Foot Locker, and others	56	2.0%
Dick's Sporting Goods, Inc.	Dick's Sporting Goods, Moosejaw	16	2.0%
Signet Jewelers Limited	Banter by Piercing Pagoda, Blue Nile, Jared, Kay Jewelers, Zales	89	1.9%
The Gap, Inc.	Athleta, Banana Republic, Gap, Gap Kids, Old Navy, and others	36	1.7%
LVMH, Inc.	Louis Vuitton, Sephora, and others	31	1.7%
H & M Hennes & Mauritz L.P.	H&M	23	1.5%
American Eagle Outfitters, Inc.	Aerie, American Eagle Outfitters	35	1.5%
JD Sports Fashion Plc	Finish Line, JD Sports, Shoe Palace	38	1.5%
SPARC Group LLC	Aeropostale, Brooks Brothers, Eddie Bauer, Forever 21, Lucky Brand, and others	56	1.4%
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

Tenant space of 10,000 square feet and under in the Company's portfolio at December 31, 2024 comprises approximately 60% of all Mall Store and Freestanding Store space. The Company uses tenant spaces of 10,000 square feet and under for comparing rental rate activity because this space is more consistent in terms of shape and configuration and, as such, the Company is able to provide a meaningful comparison of rental rate activity for this space. Mall Store and Freestanding Store space greater than 10,000 square feet is inconsistent in size and configuration throughout the Company's portfolio and as a result does not lend itself to a meaningful comparison of rental rate activity with the Company's other space. Much of the non-Anchor space over 10,000 square feet is not physically connected to the mall, does not share the same common area amenities and does not benefit from the foot traffic in the mall. As a result, space greater than 10,000 square feet has a unique rent structure that is inconsistent with mall space under 10,000 square feet.
Cost of Occupancy:
A major factor contributing to tenant profitability is cost of occupancy, which consists of tenant occupancy costs charged by the Company. Tenant occupancy costs include tenant expenses such as minimum rents, percentage rents and recoverable expenditures, which consist primarily of property operating expenses and real estate taxes. These costs are then compared to tenant sales to present tenant occupancy costs as a percentage of tenant sales. A low cost of occupancy percentage shows more potential capacity for the Company to increase rents at the time of lease renewal than a high cost of occupancy percentage. The following table summarizes occupancy costs for Mall Store and Freestanding Store tenants in the Centers as a percentage of total sales for the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended December 31,
	2024	2023	2022
Consolidated Centers:
Minimum rents	8.1%	7.9%	7.4%
Percentage rents	0.6%	0.8%	1.1%
Expense recoveries(1)	3.1%	3.4%	3.1%
	11.8%	12.1%	11.6%
Unconsolidated Joint Venture Centers:
Minimum rents	7.6%	7.1%	6.5%
Percentage rents	1.0%	1.1%	1.0%
Expense recoveries(1)	3.2%	2.9%	2.8%
	11.8%	11.1%	10.3%

(1)Represents real estate tax and common area maintenance charges.

The following tables set forth the average base rent per square foot for the Centers, as of December 31 for each of the past three years:
Mall Stores and Freestanding Stores under 10,000 square feet:

For the Years Ended December 31,	Avg. Base Rent Per Sq. Ft.(1)(2)	Avg. Base Rent Per Sq. Ft. on Leases Executed During the Year(2)(3)	Avg. Base Rent Per Sq. Ft. on Leases Expiring During the Year(2)(4)
Consolidated Centers (at the Company's pro rata share):
2024	$65.62	$61.16	$61.45
2023	$61.66	$58.97	$50.14
2022	$60.72	$56.63	$56.44
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2024	$76.11	$86.78	$64.79
2023	$70.42	$64.42	$55.74
2022	$67.37	$69.88	$62.72

Big Box and Anchors:

For the Years Ended December 31,	Avg. Base Rent Per Sq. Ft.(1)(2)	Avg. Base Rent Per Sq. Ft. on Leases Executed During the Year(2)(3)	Number of Leases Executed During the Year	Avg. Base Rent Per Sq. Ft. on Leases Expiring During the Year(2)(4)	Number of Leases Expiring During the Year
Consolidated Centers (at the Company's pro rata share):
2024	$14.85	$13.59	18	$21.14	23
2023	$16.65	$21.85	34	$29.67	15
2022	$15.95	$22.68	18	$32.15	14
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2024	$24.83	$87.30	12	$41.53	13
2023	$16.40	$30.90	25	$13.60	21
2022	$16.23	$27.77	11	$15.81	12
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

Lease Expirations:
The following tables show scheduled lease expirations for Centers owned as of December 31, 2024 for the next ten years, assuming that none of the tenants exercise renewal options:
Mall Stores and Freestanding Stores under 10,000 square feet:

Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Leases Expiring(1)	% of Total Leased GLA Represented by Expiring Leases(1)	Ending Base Rent per Square Foot of Expiring Leases(1)	% of Base Rent Represented by Expiring Leases(1)
Consolidated Centers (at the Company's pro rata share):
2025	522	1,201,265	24.99%	$66.31	23.13%
2026	353	867,595	18.05%	$69.75	17.57%
2027	313	690,977	14.37%	$72.28	14.50%
2028	204	504,465	10.49%	$71.09	10.41%
2029	210	500,783	10.42%	$73.36	10.67%
2030	105	299,679	6.23%	$69.32	6.03%
2031	64	184,046	3.83%	$76.25	4.07%
2032	38	104,832	2.18%	$68.44	2.08%
2033	57	200,336	4.17%	$65.05	3.78%
2034	56	125,521	2.61%	$121.32	4.42%
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2025	159	195,281	16.29%	$71.54	13.58%
2026	145	189,609	15.82%	$74.10	13.66%
2027	129	173,144	14.45%	$89.57	15.07%
2028	104	154,682	12.91%	$87.05	13.09%
2029	88	104,692	8.74%	$87.78	8.93%
2030	64	85,671	7.15%	$97.76	8.14%
2031	30	41,797	3.49%	$75.00	3.05%
2032	51	78,099	6.52%	$104.76	7.95%
2033	35	55,634	4.64%	$86.90	4.70%
2034	39	66,118	5.52%	$95.92	6.16%

Big Boxes and Anchors:

Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Leases Expiring(1)	% of Total Leased GLA Represented by Expiring Leases(1)	Ending Base Rent per Square Foot of Expiring Leases(1)	% of Base Rent Represented by Expiring Leases(1)
Consolidated Centers (at the Company's pro rata share):
2025	27	1,585,933	15.42%	$11.35	10.76%
2026	33	1,453,864	14.13%	$13.74	11.95%
2027	42	1,310,568	12.74%	$22.45	17.59%
2028	22	941,158	9.15%	$17.05	9.59%
2029	20	749,327	7.28%	$18.89	8.46%
2030	18	937,880	9.12%	$8.80	4.94%
2031	11	600,117	5.83%	$15.16	5.44%
2032	6	242,800	2.36%	$18.02	2.61%
2033	11	385,674	3.75%	$24.17	5.57%
2034	13	569,519	5.54%	$15.81	5.38%
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2025	12	148,754	8.05%	$37.12	10.45%
2026	16	256,400	13.88%	$40.96	19.88%
2027	10	140,723	7.62%	$27.15	7.23%
2028	10	229,425	12.42%	$24.78	10.76%
2029	11	219,420	11.88%	$21.57	8.96%
2030	9	204,131	11.05%	$16.38	6.33%
2031	5	178,636	9.67%	$18.32	6.19%
2032	2	17,959	0.97%	$52.56	1.79%
2033	8	68,758	3.72%	$53.24	6.93%
2034	4	60,043	3.25%	$31.15	3.54%
_______________________________________________________________________________

(1)The ending base rent per square foot on leases expiring during the period represents the final year minimum rent, on a cash basis, for tenant leases expiring during the year.
Anchors:
Anchors have traditionally been a major factor in the public's identification with Regional Retail Centers. Anchors are generally department stores whose merchandise appeals to a broad range of shoppers. Although the Centers receive a smaller percentage of their operating income from Anchors than from Mall Stores and Freestanding Stores, strong Anchors play an important part in maintaining customer traffic and making the Centers desirable locations for Mall Store and Freestanding Store tenants.
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
Anchors accounted for approximately 7.2% of the Company's total rents for the year ended December 31, 2024.

The following table identifies each Anchor, each parent company that owns multiple Anchors and the number of square feet owned or leased by each such Anchor or parent company in the Company's portfolio at December 31, 2024.

Name	Number of Anchor Stores	GLA Owned by Anchor	GLA Leased by Anchor	Total Anchor GLA
Macy's Inc.
Macy's	31	4,132,000	1,718,000	5,850,000
Bloomingdale's	1	—	253,000	253,000
	32	4,132,000	1,971,000	6,103,000
JCPenney	23	1,345,000	2,191,000	3,536,000
Dillard's	11	2,133,000	—	2,133,000
Nordstrom	7	266,000	941,000	1,207,000
Dick's Sporting Goods	15	—	1,003,000	1,003,000
Target	5	304,000	377,000	681,000
Forever 21	5	—	464,000	464,000
Home Depot	3	102,000	274,000	376,000
Primark	6	—	351,000	351,000
Costco	2	155,000	167,000	322,000
Scheels All Sports	1	253,000	—	253,000
Burlington	3	100,000	140,000	240,000
BJ's Wholesale Club	2	116,000	123,000	239,000
Von Maur	2	187,000	—	187,000
Walmart	1	—	173,000	173,000
La Curacao	1	—	165,000	165,000
Kohl's	1	—	81,000	81,000
Manor House	1		163,000	163,000
Boscov's	1	—	161,000	161,000
Lowe's	1	—	114,000	114,000
Neiman Marcus	1	—	100,000	100,000
Belk	1	—	87,000	87,000
Mercado de los Cielos	1	—	78,000	78,000
Vacant Anchors(1)	19	—	1,729,000	1,729,000
Total	145	9,093,000	10,853,000	19,946,000
Anchors at Centers not owned by the Company(2):
Kohl's	1	—	82,000	82,000
Total	146	9,093,000	10,935,000	20,028,000
_______________________________

(1)The Company is actively seeking replacement tenants or has entered into replacement leases for many of these vacant sites and/or is currently executing on or considering redevelopment opportunities for these locations. The Company continues to collect rent under the terms of an agreement regarding two of these vacant Anchors.
(2)The Company owns an office building and two stores located at shopping centers not owned by the Company. Of these two stores, one is leased to Kohl's, and one has been leased for non-Anchor usage.
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
Insurance
Each of the Centers has comprehensive liability, fire, extended coverage and rental loss insurance with insured limits customarily carried for similar properties. The Company does not insure certain types of losses (such as losses from wars), because they are either uninsurable or not economically insurable. In addition, while the Company or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in California, the policies are subject to a deductible equal to 5% of the total insured value of each Center, a $150,000 per occurrence minimum and a combined annual aggregate loss limit of $100 million on these Centers. The Company or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in the Pacific Northwest and in the New Madrid Seismic Zone. However, the policies are subject to a deductible equal to 2% of the total insured value of each Center, a $150,000 per occurrence minimum and a combined annual aggregate loss limit of $100 million on these Centers. While the Company or the relevant joint venture also carry standalone terrorism insurance on the Centers, the policies are subject to a $25,000 deductible and a combined annual aggregate loss limit of $1.325 billion. Each Center has environmental insurance covering eligible third-party losses, remediation and non-owned disposal sites, subject to a $100,000 retention and a $50 million three-year aggregate loss limit, with the exception of one Center, which has a $5 million ten-year aggregate loss limit. Some environmental losses are not covered by this insurance because they are uninsurable or not economically insurable. Furthermore, the Company carries title insurance on substantially all of the Centers for generally less than their full value.
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
Employees and Human Capital
As of December 31, 2024, the Company had approximately 616 employees, of which 615 were full-time and one was part-time. Based on its semi-annual survey of employees, the Company believes that relations with its employees are good, noting an employee Net Promoter Score ("NPS") of 77, a score measured "excellent" by Bain & Company's NPS scoring framework.
As of December 31, 2024, the average tenure of the Company's employees was approximately 10.6 years and that of the Company's senior management was 16.6 years. In 2024, the Company's workforce turnover rate was 13.7%, which includes all employees.
The Company, with oversight from senior management and its Board of Directors, puts great effort into cultivating an inclusive company culture that attracts top talent and creates an environment that fosters collaboration and innovation, while providing professional development opportunities and training. The Company’s human capital objectives include, as applicable, identifying, recruiting, retaining, developing, incentivizing and integrating the Company’s existing and prospective employees. To further these objectives, the Company has established a number of policies and programs and undertaken various initiatives, including:
Employee Compensation and Benefits: The Company maintains cash- and equity-based compensation programs designed to attract, retain and motivate its employees. The Company offers full-time employees a strong benefits package, including:
•Company-matched retirement savings through tax-advantaged 401(k) plans;
•an employee stock purchase program;
•a tax-advantaged 529 educational savings program;
•Company-matched donor advised fund to support philanthropic efforts of employees;
•paid vacation, sick time and company observed holidays;
•paid time off for employees to bond with a new child;

•paid time off for volunteer efforts;
•comprehensive benefits, including medical, dental and vision insurance; basic life and long-term disability insurance; and critical illness coverage and supplemental accident insurance;
•healthcare and dependent care flexible spending accounts;
•new employee referral bonus awards; and
•financial, legal, family or personal assistance through the employee assistance program.
Employee Training and Professional Development: The Company values the professional development of its employees and seeks to foster their talent and growth by providing training and education at all levels. In addition to training programs geared towards specific job functions, the Company offers training related to company policies, skill development, privacy and cybersecurity. In alignment with its commitment to invest in talent development, in 2024, the Company launched a performance management platform that supports objective and key result tracking, performance reviews, 1-on-1 meetings between employees and managers, and peer-to-peer recognition.
Workforce: The Company recognizes the value in strengthening its workforce with diverse thought, ideas and people and maintains employment policies that comply with federal, state and local labor laws. As an equal opportunity employer, it is committed to recognition and inclusion and rewards its employees based on merit and their contributions in accordance with the principles and requirements of the Equal Employment Opportunities Commission and the principles and requirements of the ADA. The Company’s policies set forth its commitment to provide equal employment opportunity and to recruit, hire and promote at all levels without regard to race, national origin, religion, age, color, sex, sexual orientation, gender identity, disability, protected veteran status or any other characteristic protected by local, state or federal laws. As of December 31, 2024, approximately 58% of the Company’s employees identified as female. Of the total employee population, approximately 30% identified as belonging to an underrepresented group.
Employee Health and Safety: The Company is also committed to ensuring that the operations at all its Centers and corporate offices are conducted in a manner that safeguards the health and safety of employees, tenants, contractors, customers and members of the public who are either present at, or affected by, its operations. The Company has implemented operational protocols at each of its Centers and its offices that are designed to ensure the safety of its employees, tenants, service providers and shoppers.
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
Sustainability
A recognized leader in sustainability, the Company has achieved the #1 GRESB ranking in the North American Retail Sector for ten consecutive years. A copy of the Company's Corporate Responsibility Report can be obtained from the Company's website at www.macerich.com under "Investors—Corporate Responsibility". Copies of the Company's sustainability policies are also available on the Company's website at www.macerich.com under "Investors—Corporate Governance". Information provided on the Company's website is not incorporated by reference into this Form 10-K.
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
Compensation Committee Charter
Executive Committee Charter
Nominating and Corporate Governance Committee Charter
You may also request copies of any of these documents by writing to:
Attention: Corporate Secretary
The Macerich Company
401 Wilshire Blvd., Suite 700
Santa Monica, CA 90401
ITEM 1A.    RISK FACTORS
Set forth below are the risks that we believe are material to our investors and they should be carefully considered. These risks are not all of the risks we face, and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements in “Important Factors Related To Forward-Looking Statements.” For purposes of this “Risk Factors” section, Centers wholly owned by us are referred to as “Wholly Owned Centers” and Centers that are partly but not wholly owned by us are referred to as “Joint Venture Centers.”

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

Real property investments are subject to varying degrees of risk that may affect the ability of our Centers to generate sufficient revenues to meet operating and other expenses, including debt service, lease payments, capital expenditures and tenant improvements, and to make distributions to us and our stockholders. A number of factors may decrease the income generated by the Centers, including:
•the global and national economic climate, including the impact of geopolitical tensions and military conflict;
•the regional and local economy (which may be negatively impacted by rising unemployment, declining real estate values, increased foreclosures, higher taxes, tariffs, plant closings, industry slowdowns, union activity, adverse weather conditions, natural disasters and other factors);
•local real estate conditions (such as an oversupply of, or a reduction in demand for, retail space or retail goods, decreases in rental rates, declining real estate values and the availability and creditworthiness of current and prospective tenants);
•changes in consumer behaviors, preferences or demographics, which may lead to decreased levels of consumer spending, consumer confidence, and seasonal spending (especially during the holiday season when many retailers generate a disproportionate amount of their annual sales);
•increasing use by customers of e-commerce and online store sites and the impact of internet sales on the demand for retail space;
•negative perceptions by retailers or shoppers of the safety, convenience and attractiveness of a Center;
•acts of violence, including terrorist activities; and
•increased costs of maintenance, insurance and operations (including real estate taxes).
Income from shopping center properties and shopping center values are also affected by applicable laws and regulations, including tax, environmental, safety and zoning laws.

A significant percentage of our Centers are geographically concentrated and, as a result, are sensitive to local economic and real estate conditions.

A significant percentage of our Centers are located in California, New York and Arizona. To the extent that weak economic or real estate conditions or other factors affect California, New York or Arizona or any region in which we have a high concentration of properties more severely than other areas of the country, our financial performance could be negatively impacted.
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

There are no assurances that our leases will be renewed or that vacant space in our Centers will be re-let at net effective rental rates equal to or above the current average net effective rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. If the rental rates at our Centers decrease, if our existing tenants do not renew their leases or if we do not re-let a significant portion of our available space and space for which leases are expiring, our financial condition and results of operations could be adversely affected.
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

Our financial condition and results of operations could be adversely affected if a downturn in the business of, or the bankruptcy or insolvency of, an Anchor or other significant tenant leads them to close retail stores or terminate their leases after seeking protection under the bankruptcy laws from their creditors, including us as lessor. In recent years, including as a result of the general conditions caused by economic uncertainty in the U.S., a number of companies in the retail industry, including some of our tenants, have declared bankruptcy, have gone out of business, have significantly reduced their brick-and-mortar presence or have failed to comply with their contractual obligations to us and others. If one of our tenants files for bankruptcy, we may not be able to collect amounts owed by that party prior to filing for bankruptcy. We may make lease modifications either pre- or post-bankruptcy for certain tenants undergoing significant financial distress in order for them to continue as a going concern. In addition, after filing for bankruptcy, a tenant may terminate any or all of its leases with us, in which event we would have a general unsecured claim against such tenant that would likely be worth less than the full amount owed to us for the remainder of the lease term. Furthermore, we may be required to incur significant expense in re-letting the space vacated by a bankrupt tenant and may not be able to release the space on similar terms or at all. The bankruptcy of a tenant, particularly an Anchor, may require a substantial redevelopment of their space, the success of which cannot be assured, and may make the re-letting of their space difficult and costly, and it may also be difficult to lease the remainder of the space at the affected property.
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
Our real estate acquisition, development and redevelopment strategies, including those implemented as part of the Path Forward Plan, may not be successful.

Our historical growth in revenues, net income and funds from operations has been in part tied to the acquisition, development and redevelopment of shopping centers. Many factors, including the availability and cost of capital, our total amount of debt outstanding, our ability to obtain financing on attractive terms, if at all, interest rates and the availability of attractive acquisition targets, among others, will affect our ability to acquire, develop and redevelop additional properties in the future, including any acquisition, development and redevelopment projects pursued in connection with the Path Forward Plan. We may not be successful in pursuing acquisition opportunities, and newly acquired properties may not perform as well as expected. Expenses arising from our efforts to complete acquisitions, develop and redevelop properties or increase our market penetration may have a material adverse effect on our business, financial condition and results of operations. We face competition for acquisitions primarily from other REITs, as well as from private real estate companies or investors. Some of our competitors have greater financial and other resources. Increased competition for shopping center acquisitions may result in increased purchase prices and may adversely impact our ability to acquire additional properties on favorable terms, or at all. We cannot guarantee that we will be able to implement our growth strategy successfully or manage our expanded operations effectively and profitably.
We may not be able to achieve the anticipated financial and operating results from newly acquired assets. Some of the factors that could affect anticipated results are:
•our ability to integrate and manage new properties, including increasing occupancy rates and rents at such properties;
•the disposal of non-core assets within an expected time frame, including the potential disposition of properties in connection with our Path Forward Plan; and
•our ability to raise long-term financing to implement a capital structure at a cost of capital consistent with our business strategy.
Our business strategy also includes the selective development and construction of retail properties. On a selective basis, our business strategy may include mixed-use densification to maximize space at our Regional Retail Centers, including by developing available land at our Regional Retail Centers or by demolishing underperforming department store boxes and redeveloping the land. Any development, redevelopment and construction activities that we may undertake will be subject to the risks of real estate development, including lack of financing, construction delays, environmental requirements, rising construction costs, budget overruns, sunk costs and lease-up. Furthermore, occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable. Real estate development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, and occupancy and other required governmental permits and authorizations. If any of the above events occur, our ability to pay dividends to our stockholders and service our indebtedness could be adversely affected.
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

Certain of our properties have had or may continue to have excess space available for prospective tenants, and those properties may continue to experience, and other properties may commence experiencing, such oversupply in the future. While the pace of bankruptcies slowed in 2023 and 2022 compared to prior years, it remained steady in 2024 and we continue to experience bankruptcies of Anchors and other national and local retailers, including the bankruptcy of Express announced in April 2024, as well as store closures, among our tenants. In the past, an increase in bargaining power of creditworthy retail tenants resulted in a downward pressure on our rental rates and occupancy levels, and any increase in bargaining power in the future may also result in us having to increase our spend on tenant improvements and potentially make other lease modifications in order to attract or retain tenants, any of which, in the aggregate, could materially and adversely affect us.
Real estate investments are relatively illiquid and we may be unable to sell properties at the time we desire and on favorable terms.

As part of the Path Forward Plan, we sold certain properties in 2024 and we may continue to pursue dispositions of our properties, including non-core assets, in the future. Investments in real estate are relatively illiquid, which limits our ability to adjust our portfolio in response to changes in economic, market or other conditions or realize our objectives through dispositions. Moreover, there are some limitations under federal income tax laws applicable to REITs that limit our ability to sell assets. In addition, because our properties are generally mortgaged to secure our debts, we may not be able to obtain a release of a lien on a mortgaged property without the payment of the associated debt and/or a substantial prepayment penalty, which restricts our ability to dispose of a property, even though the sale might otherwise be desirable. Furthermore, the number of prospective buyers interested in purchasing shopping centers is limited. Therefore, if we want to sell one or more of our Centers, we may not be able to dispose of it in the desired time period and may receive less consideration than we originally invested in the Center.
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

Each of the Centers has undergone Environmental Site Assessment-Phase I studies conducted by an environmental consultant. As a result of these assessments and other information, we are aware of certain environmental issues present at certain Centers or at properties neighboring certain Centers, such as asbestos containing materials (“ACMs”) (some of which may ultimately require removal under certain conditions, though the company has developed an operations and maintenance plan to manage ACMs), underground storage tanks (which are often present at or near Centers in connection with gasoline stations or automotive tire, battery and accessory services centers, and some of which may have leaked or are suspected to have leaked) and chlorinated hydrocarbons (such as perchloroethylene and its degradation byproducts, which have been detected at certain Centers and are often present in connection with tenant dry cleaning operations). These issues may result in potential environmental liability and cause us to incur costs in responding to these liabilities or in other costs associated with future investigation or remediation.
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

Due to changes in weather patterns caused by climate change, our properties in certain markets could experience increases in storm intensity and other weather related events and rising sea levels. Over time, climate change could result in volatile or decreased demand for retail space at some of our Centers or, in extreme cases, our inability to operate the properties at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) insurance on favorable terms, or at all, increasing the cost of energy at our properties or requiring us to spend funds to repair and protect our properties against such risks. Additionally, we seek to promote energy efficiency and other sustainability strategies at our properties. Implementing such strategies and compliance with new laws or regulations related to climate change, including compliance with “green” building codes, may result in significant capital expenditures to improve our existing properties or properties we may acquire. In addition, laws and regulations at the federal, state and local level aimed at increasing climate-related disclosures, including the rules proposed by the Securities and Exchange Commission and the legislation enacted in the state of California, may increase compliance and data collection costs if, and when, such laws and regulations become effective. If we are unable to comply with the laws and regulations on climate change or implement effective sustainability strategies, our reputation among our tenants and investors may be damaged and we may incur fines and/or penalties. Moreover, there can be no assurance that any of our sustainability strategies will result in reduced operating costs, higher occupancy or higher rental rates or deter our existing tenants from relocating to properties owned by our competitors.
Some of our properties are subject to potential natural or other disasters.

Some of our Centers are located in areas that are subject to natural disasters, including our Centers in California or in other areas with higher risk of earthquakes, wildfires or other catastrophic weather events, our Centers in flood plains or in areas that may be adversely affected by tornadoes, as well as our Centers in coastal regions that may be adversely affected by increases in sea levels or in the frequency or severity of hurricanes, tropical storms or other severe weather conditions. The occurrence of natural disasters can delay redevelopment or development projects, increase investment costs to repair or replace damaged properties, increase future property insurance costs and negatively impact the tenant demand for lease space. If insurance is unavailable to us or is unavailable on acceptable terms, or our insurance is not adequate to cover losses from these events, our financial condition and results of operations could be adversely affected.
Uninsured or underinsured losses could adversely affect our financial condition.

Each of our Centers has comprehensive liability, fire, extended coverage and rental loss insurance with insured limits customarily carried for similar properties. We do not insure certain types of losses (such as losses from wars), because they are either uninsurable or not economically insurable, and our insurance coverage may have certain exclusions (such as pandemics) that prevent us from collecting on certain claims under our policies. In addition, while we or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in California, the policies are subject to a deductible equal to 5% of the total insured value of each Center, a $150,000 per occurrence minimum and a combined annual aggregate loss limit of $100 million on these Centers. We or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in the Pacific Northwest and in the New Madrid Seismic Zone. However, the policies are subject to a deductible equal to 2% of the total insured value of each Center, a $150,000 per occurrence minimum and a combined annual aggregate loss limit of $100 million on these Centers. While we or the relevant joint venture also carry standalone terrorism insurance on the Centers, the policies are subject to a $25,000 deductible and a combined annual aggregate loss limit of $1.325 billion. Each Center has environmental insurance covering eligible third-party losses, remediation and non-owned disposal sites, subject to a $100,000 retention and a $50 million three-year aggregate loss limit, with the exception of one Center, which has a $5 million ten-year aggregate loss limit. Some environmental losses are not covered by this insurance because they are uninsurable or not economically insurable. Furthermore, we carry title insurance on substantially all of the Centers for generally less than their full value.
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

Because our properties are open to the public, they are exposed to risks related to acts of violence and vandalism, civil unrest, criminal activity, including organized retail crime, and actual or threatened terrorist attacks that may be beyond our control or ability to prevent. If any of these incidents were to occur, the relevant property could face material damage physically and reputationally, and the revenue generated by such property and its tenants could be negatively impacted. Consumers may also perceive a heightened threat of these risks due to increased crime in markets where the Centers are located and negative media attention. Concern around safety risk may impact the willingness of consumers, tenants and tenants’ employees to shop and/or work at our properties, which could result in decreased consumer traffic and decreased sales at our properties, or increase the need for additional expenditures on security resources. Such a resulting decrease in retail demand could adversely impact our revenue and the value of our properties, as well as make it difficult for us to renew or re-lease our properties.
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

Any future pandemic, epidemic or outbreak of any highly infectious disease could cause widespread disruptions to the United States and global economies and could contribute to significant volatility and negative pressure in financial markets. The extent to which any future pandemic, epidemic or outbreak of any highly infectious disease impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the emergence and characteristics of new variants, the actions taken to contain the pandemic or mitigate its impact, including the adoption, administration and effectiveness of available vaccines, and the direct and indirect economic effects of the pandemic and containment measures, among others. We previously experienced adverse impacts to our business from COVID-19 and any future pandemic, epidemic or outbreak of any highly infectious disease may adversely affect, our business, financial condition and results of operations, and it may also have the effect of heightening many of the risks described in this “Risk Factors” section, including:
•a complete or partial closure of, or other operational issues at, one or more of our Centers resulting from government or tenant action, which could adversely affect our operations and those of our tenants;
•reduced economic activity impacting the businesses, financial condition and liquidity of our tenants, which could cause one or more of our tenants, including one or more of our Anchors, to be unable to meet their obligations to us in full, or at all, to otherwise seek modifications of such obligations, including, deferrals or reductions of rental payments, or to declare bankruptcy;
•decreased levels of consumer spending and consumer confidence, as well as a decrease in traffic at our Centers, which could affect the ability of the Centers to generate sufficient revenues to meet operating and other expenses in the short-term and could also accelerate a shift to online retail shopping, which, if sustained could result in prolonged decreases in revenue at the Centers even after the immediate impact of such pandemic, epidemic or outbreak of any other highly infectious disease is resolved;
•inability to renew leases, lease vacant space, including vacant space from tenant bankruptcies and defaults, or re-let space as leases expire on favorable terms, or at all, which could result in lower rental payments or reduced occupancy levels, or could cause interruptions or delays in the receipt of rental payments;
•the closure of Anchors at one or more of our properties, which could trigger co-tenancy lease clauses within one or more of our leases at such properties and could potentially lead to a decline in revenue and occupancy;
•a potential negative impact on our financial results could adversely impact our compliance with the financial covenants within our credit facility and other debt agreements or cause a failure to meet certain of these financial covenants, which could cause an event of default, which, if not cured or waived, could accelerate some or all of such indebtedness and could have a material adverse effect on us;
•a potential decline in asset values at one or more of our properties encumbered by mortgage debt, which could inhibit our ability to successfully refinance one or more such properties, result in the default under the applicable mortgage debt agreement and potentially cause the acceleration of such indebtedness; and

•disruption and instability in the global financial markets or deteriorations in credit and financing conditions could make it difficult for us to access debt and equity capital on attractive terms, or at all, and could also impact our ability to fund business activities, repay debt on a timely basis and renew, extend or replace our credit facility prior to its maturity date at all or on terms that are favorable to us.
Inflation may adversely affect our financial condition and results of operations.

Inflation in the United States has increased significantly in recent years and may increase again in the future. While inflation levels began to decrease in 2024, they remain elevated relative to the years preceding 2021. As a result of these elevated inflation levels, we have experienced, and may continue to experience, some or all of the following:
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
Elevated interest rates may adversely affect our financial condition and results of operations.

Interest rates have increased in recent years and may continue to increase or remain elevated in the near-term as the Federal Reserve continues to address inflation. Such elevated interest rates may negatively impact consumer spending, our tenants’ businesses, and/or future demand for space in our Centers.
Additionally, as a result of elevated interest rates, borrowing costs on our outstanding floating-rate debt as well as on new and refinanced fixed-rate debt have increased and may continue to rise. We are subject to the risks normally associated with debt financing and increased borrowing costs, including the risk that our cash flow from operations will be insufficient to meet required debt service and that elevated interest rates could adversely affect our debt service costs.
In certain cases, we may limit our exposure to interest rate fluctuations related to a portion of our floating-rate debt by the use of interest rate cap and swap agreements. Such agreements, subject to current market conditions, allow us to replace floating-rate debt with fixed-rate debt in order to achieve our desired ratio of floating-rate to fixed-rate debt. However, in an elevated interest rate environment, the fixed rates we can obtain with such replacement fixed-rate cap and swap agreements or the fixed-rate on new and refinanced debt will also remain elevated. Our use of interest rate hedging arrangements may also expose us to additional risks, including that the counterparty to the arrangement may fail to honor its obligations and that termination of these arrangements typically involves costs such as transaction fees or breakage costs. There can be no assurance that our hedging activities will have the desired impact on our results of operations, liquidity or financial condition.
Although the extent of any prolonged periods of high interest rates remains unknown at this time, negative impacts to our borrowing costs may also adversely affect our future business plans and growth, at least in the near term.
International trade disputes, including U.S. trade tariffs and retaliatory tariffs, could adversely impact our business.

International trade disputes, including threatened or implemented tariffs by the United States and threatened or implemented tariffs by foreign countries in retaliation, could adversely impact our business. Many of our tenants sell imported goods and tariffs or other trade restrictions could increase costs for these tenants. To the extent our tenants are unable to pass these costs on to their customers, our tenants could be adversely impacted. In addition, international trade disputes, including those related to tariffs, could result in inflationary pressures that directly impact our costs, such as costs for steel, lumber and other materials applicable to our redevelopment projects. Trade disputes could also adversely impact global supply chains which could further increase costs for us and our tenants or delay delivery of key inventories and supplies.
We have substantial debt that could affect our future operations.

Our total outstanding loan indebtedness at December 31, 2024 was $6.65 billion (consisting of $4.99 billion of consolidated debt, less $0.03 billion attributable to noncontrolling interests, plus $1.69 billion of our pro rata share of mortgages and other notes payable on unconsolidated joint ventures). Due to this substantial indebtedness, we are required to use a material portion of our cash flow to service principal and interest on our debt, which limits the amount of cash available for other business opportunities. As a part of the Path Forward Plan, among other goals, we aim to deleverage our capital structure over the next three to four years. However, the methods we may pursue and the timing, extent and impact of any transactions in furtherance of this goal may vary and evolve and there can be no assurance that we will be successful in our efforts to deleverage.
Furthermore, most of our Centers are mortgaged to secure payment of indebtedness, and if income from the Center is insufficient to pay that indebtedness, the Center could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value. During the year ended December 31, 2024, we did not repay the outstanding mortgage loan on our Santa Monica Place property on its maturity and, as a result, the loan is in default. We are in negotiations with the lender on the terms of this non-recourse loan.
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

The price of our common stock on the NYSE constantly changes and has been subject to significant price fluctuations. Our stock price can fluctuate as a result of a variety of factors, many of which are beyond our control. These factors may include, but are not limited to, actual or anticipated variations in our operating results or dividends; our ability to meet the goals established under the Path Forward Plan; general market fluctuations, including potentially extreme increases or decreases in the market prices of certain of our publicly traded tenants, industry factors and general economic and geopolitical conditions and events, such as economic slowdowns or recessions, consumer confidence in the economy, ongoing military conflicts and terrorist attacks; technical factors in the public trading market for our stock that may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites), the amount and status of short interest in our securities and the potential for a “short squeeze” whereby short sellers are forced to cover their open positions, access to margin debt, trading in options and other derivatives on our common stock and other technical trading factors; changes in our funds from operations or earnings estimates; changes in the ability of our Centers to generate sufficient revenues to meet operating and other expenses; Anchor or tenant bankruptcies, closures, mergers or consolidations; local economic and real estate conditions in geographic locations where we have a high concentration of Centers; competition by public or private mall companies or others, including competition for both acquisition of Centers and for tenants to occupy space; the ability of our tenants to pay rent and meet their other obligations to us under current lease terms and our ability to lease space on favorable terms; the success of our acquisition and real estate development strategy; our ability to comply with the financial covenants in our debt agreements and the impact of restrictive covenants in our debt agreements; our access to financing; inflation and elevated interest rates; the potential impact of tariffs; the risk of our failure to qualify or maintain our status as a REIT; our ability to comply with our joint venture agreements and other risks associated with our joint venture investments; possible uninsured losses, including losses from casualty events or natural disasters, and possible environmental liabilities; adverse impacts from any future pandemic, epidemic or outbreak of any highly infectious disease on the U.S., regional and global economies and on our financial condition and results of operations and the financial condition and results of operations of our tenants; a decision by any of our significant stockholders to sell substantial amounts of our common stock; any future issuances of equity securities; and the realization of any of the other risk factors included in this Annual Report on Form 10-K.
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

We own partial interests in property partnerships that own 13 Joint Venture Centers and one development property, as well as several development sites. We may acquire partial interests in additional properties through joint venture arrangements. Investments in Joint Venture Centers involve risks different from those of investments in Wholly Owned Centers.
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
As permitted by the MGCL, our Charter contains certain exemptions from the “business combination” provisions. The MGCL also allows the board of directors to exempt particular business combinations before the interested stockholder becomes an interested stockholder. Furthermore, a person is not an interested stockholder if the transaction by which he or she would otherwise have become an interested stockholder is approved in advance by the board of directors.
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
The Company also formed the Business Continuity Plan ("BCP") and Cyber Security Risk Committee (the “Security Committee”), which oversees the prioritization and escalation of risks from cybersecurity threats to senior leadership, is chaired by the SVP-IT and the Executive Vice President of Portfolio Operations and People. The Security Committee reports to the Chief Financial Officer and Chief Legal Officer, and the committee’s members include senior company leadership responsible for asset management, risk management, property management, marketing, and business development. Collectively, the Security Committee members possess experience in information security, risk management, oversight and legal compliance.
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

ITEM 2.    PROPERTIES
The following table sets forth certain information regarding the Centers and other locations that are wholly owned or partly owned by the Company as of December 31, 2024.

Count	Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors (3)	Company-Owned Anchors (3)

	CONSOLIDATED CENTERS:
1	100%	Arrowhead Towne Center	1993/2002	2015	1,078,000	472,000	99.1%	Dillard's, JCPenney, Macy's	Dick's Sporting Goods
		Glendale, Arizona
2	100%	Danbury Fair Mall(4)	1986/2005	2016	1,272,000	590,000	96.6%	JCPenney, Macy's	Dick's Sporting Goods, Primark, Target
		Danbury, Connecticut
3	100%	Desert Sky Mall	1981/2002	2007	737,000	271,000	95.8%	Burlington, Dillard's	La Curacao, Mercado de los Cielos
		Phoenix, Arizona
4	100%	Eastland Mall(5)	1978/1998	1996	1,017,000	528,000	90.0%	Dillard's, Macy's	JCPenney
		Evansville, Indiana
5	100%	Fashion District Philadelphia(4)	1977/2014	2019	802,000	574,000	79.4%	—	Burlington, Primark
		Philadelphia, Pennsylvania
6	100%	Fashion Outlets of Chicago	2013/—	-	529,000	529,000	99.9%	—	—
		Rosemont, Illinois
7	100%	Fashion Outlets of Niagara Falls USA	1982/2011	2014	672,000	672,000	82.1%	—	—
		Niagara Falls, New York
8	100%	Freehold Raceway Mall	1990/2005	2007	1,537,000	849,000	94.0%	JCPenney, Macy's	Dick's Sporting Goods, Manor House, Primark
		Freehold, New Jersey
9	100%	Fresno Fashion Fair	1970/1996	2006	974,000	419,000	96.0%	Macy's	Forever 21, JCPenney, Macy's
		Fresno, California
10	100%	Green Acres Mall(4)(5)(6)	1956/2013	Ongoing	2,058,000	956,000	96.5%	—	BJ's Wholesale Club, Dick's Sporting Goods, Macy's (two), Primark, Walmart
		Valley Stream, New York
11	100%	Inland Center	1966/2004	2016	670,000	270,000	95.4%	Macy's	Forever 21, JCPenney
		San Bernardino, California
12	100%	Kings Plaza Shopping Center(5)	1971/2012	2018	1,145,000	444,000	98.7%	Macy's	Burlington, Lowe's, Primark, Target
		Brooklyn, New York
13	100%	La Cumbre Plaza(5)	1967/2004	1989	325,000	175,000	94.8%	Macy's	—
		Santa Barbara, California
14	100%	Lakewood Center	1953/1975	2008	2,048,000	983,000	92.6%	—	Costco, Forever 21, Home Depot, JCPenney, Macy's, Target
		Lakewood, California
15	100%	Los Cerritos Center(6)	1971/1999	2016	1,012,000	537,000	95.2%	Macy's, Nordstrom	Dick's Sporting Goods, Forever 21
		Cerritos, California
16	100%	NorthPark Mall(4)	1973/1998	2001	855,000	320,000	95.9%	Dillard's, JCPenney, Von Maur	—
		Davenport, Iowa
17	100%	Pacific View	1965/1996	2001	884,000	400,000	80.0%	JCPenney, Target	Macy's
		Ventura, California

Count	Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors (3)	Company-Owned Anchors (3)

18	100%	Queens Center(5)	1973/1995	2004	967,000	410,000	99.5%	JCPenney, Macy's	—
		Queens, New York
19	100%	Santa Monica Place(4)	1980/1999	Ongoing	533,000	357,000	84.0%	—	Nordstrom
		Santa Monica, California
20	84.9%	SanTan Village Regional Center	2007/—	2018	1,200,000	793,000	96.8%	Dillard's, Macy's	Dick's Sporting Goods
		Gilbert, Arizona
21	100%	South Plains Mall(4)	1972/1998	2017	1,315,000	493,000	91.7%	Dillard's, Home Depot	JCPenney
		Lubbock, Texas
22	100%	SouthPark Mall(4)	1974/1998	2015	802,000	290,000	64.8%	Dillard's, Von Maur	Dick's Sporting Goods, JCPenney
		Moline, Illinois
23	100%	Stonewood Center(4)(5)	1953/1997	1991	926,000	355,000	94.6%	—	JCPenney, Kohl's, Macy's
		Downey, California
24	100%	Superstition Springs Center(4)	1990/2002	2002	954,000	382,000	87.7%	Dillard's, JCPenney, Macy's	—
		Mesa, Arizona
25	100%	Valley Mall	1978/1998	1992	507,000	192,000	89.5%	Target	Belk, Dick's Sporting Goods, JCPenney
		Harrisonburg, Virginia
26	100%	Valley River Center	1969/2006	2007	814,000	414,000	96.6%	Macy's	JCPenney
		Eugene, Oregon
27	100%	Victor Valley, Mall of(4)	1986/2004	2012	577,000	258,000	98.9%	Macy's	Dick's Sporting Goods, JCPenney
		Victorville, California
28	100%	Vintage Faire Mall	1977/1996	2020	916,000	472,000	98.1%	Macy's	Dick's Sporting Goods, JCPenney, Macy's
		Modesto, California
29	100%	Washington Square(6)	1974/1999	2005	1,300,000	577,000	97.1%	Macy's	Dick's Sporting Goods, JCPenney, Nordstrom
		Portland, Oregon
30	100%	Wilton Mall(4)	1990/2005	2020	740,000	421,000	95.2%	JCPenney, BJ's Wholesale Club	Dick's Sporting Goods
		Saratoga Springs, New York
		Total Consolidated Centers			29,166,000	14,403,000	93.7%
	UNCONSOLIDATED JOINT VENTURE CENTERS:
31	50%	Broadway Plaza(4)(6)	1951/1985	2016	996,000	451,000	96.0%	Macy's	Nordstrom
		Walnut Creek, California
32	50.1%	Chandler Fashion Center(4)	2001/2002	2023	1,401,000	682,000	97.2%	Dillard's, Macy's, Scheels All Sports	—
		Chandler, Arizona
33	50.1%	Corte Madera, The Village at	1985/1998	2020	501,000	265,000	97.7%	Macy's, Nordstrom	—
		Corte Madera, California
34	51%	Deptford Mall	1975/2006	2020	1,008,000	435,000	97.7%	JCPenney, Macy's	Boscov's, Dick's Sporting Goods
		Deptford, New Jersey
35	51%	FlatIron Crossing(4)	2000/2002	Ongoing	1,390,000	690,000	93.6%	Dillard's, Macy's	Dick's Sporting Goods, Forever 21
		Broomfield, Colorado
36	50%	Kierland Commons	1999/2005	2003	438,000	438,000	98.9%	—	—
		Phoenix, Arizona
37	50%	Scottsdale Fashion Square	1961/2002	Ongoing	1,875,000	915,000	96.7%	Dillard's	Dick's Sporting Goods, Macy's, Neiman Marcus, Nordstrom
		Scottsdale, Arizona
38	51%	Twenty Ninth Street(5)	1963/1979	2007	683,000	541,000	95.3%	—	Home Depot
		Boulder, Colorado
39	50%	Tysons Corner Center(6)	1968/2005	2014	1,846,000	1,106,000	96.2%	—	Bloomingdale's, Macy's, Nordstrom, Primark
		Tysons Corner, Virginia

Count	Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors (3)	Company-Owned Anchors (3)

40	19%	West Acres	1972/1986	2001	673,000	408,000	98.0%	Macy's	JCPenney
		Fargo, North Dakota
		Total Unconsolidated Joint Ventures			10,811,000	5,931,000	95.0%
40		Total Regional Retail Centers			39,977,000	20,334,000	94.1%
	COMMUNITY/POWER SHOPPING CENTERS
1	50%	Atlas Park, The Shops at(7)	2006/2011	2013	374,000	374,000	96.6%	—	—
		Queens, New York
2	50%	Boulevard Shops(7)	2001/2002	2004	205,000	205,000	97.7%	—	—
		Chandler, Arizona
2		Total Community/Power Shopping Centers			579,000	579,000	97.0%
42		Total before Other Assets			40,556,000	20,913,000
	OTHER ASSETS:
	100%	Various(8)(9)	-	-	191,000	109,000	—	—	Kohl's
	50%	Scottsdale Fashion Square-Office(7)	1984/2002	2016	123,000	—	—	—	—
		Scottsdale, Arizona
	50%	Scottsdale Fashion Square-Caesar's Republic Hotel(7)	2024	2024	245,000	—	—	—	—
		Scottsdale, Arizona
	50%	Tysons Corner Center-Office(7)	1999/2005	2012	171,000	—	—	—	—
		Tysons Corner, Virginia
	50%	Hyatt Regency Tysons Corner Center(7)	2015	2015	290,000	—	—	—	—
		Tysons Corner, Virginia
	50%	VITA Tysons Corner Center(7)	2015	2015	399,000	—	—	—	—
		Tysons Corner, Virginia
	50%	Tysons Tower(7)	2014	2014	547,000	—	—	—	—
		Tysons Corner, Virginia
	OTHER ASSETS UNDER DEVELOPMENT:
	5%	Paradise Valley Mall(7)(10)	1979/2002	Ongoing	356,000	53,000	—	Costco	JCPenney
		Phoenix, Arizona
		Total Other Assets			2,322,000	162,000
		Grand Total			42,878,000	21,075,000

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
(2)The Company owned or had an ownership interest in 40 Regional Retail Centers (including office, hotel and residential space adjacent to these shopping centers), two community/power shopping centers and one redevelopment property. With the exception of the seven Centers indicated with footnote (5) in the table above, the underlying land controlled by the Company is owned in fee entirely by the Company or, in the case of Joint Venture Centers, by the joint venture property partnership or limited liability company. With respect to these seven Centers, portions of the underlying land controlled by the Company are owned by third parties and leased to the Company, or the joint venture property partnership or limited liability company, pursuant to long-term ground leases. The termination dates of the ground leases range from 2038 to 2078.
(3)Total GLA includes GLA attributable to Anchors (whether owned or non-owned) and Mall and Freestanding Stores as of December 31, 2024. “Non-owned Anchors” is space not owned by the Company (or, in the case of Joint Venture Centers, by the joint venture property partnership or limited liability company) which is occupied by Anchor tenants. “Company-owned Anchors” is space owned (or leased) by the Company (or, in the case of Joint Venture Centers, by the joint venture property partnership or limited liability company) and leased (or subleased) to Anchor.

(4)These Centers have vacant Anchor locations that are owned by the Company or its joint venture. The Company is actively seeking replacement tenants or has entered into replacement leases for many of these vacant sites and/or is currently executing or considering redevelopment opportunities for these locations. The Company continues to collect rent under the terms of an agreement regarding two of these vacant Anchors.
(5)Portions of the land on which the Center is situated are subject to one or more long-term ground leases.
(6)The Center has a vacant former anchor store that is owned by the Company or its joint venture, which is to be demolished for redevelopment.
(7)Included in Unconsolidated Joint Venture Centers.
(8)Included in Consolidated Centers.
(9)The Company owns an office building and two stores located at shopping centers not owned by the Company. Of the two stores, one has been leased to Kohl's and one has been leased for non-Anchor use. With respect to the office building, the underlying land is owned in fee entirely by the Company. With respect to the two stores, the underlying land is owned by third parties and leased to the Company pursuant to long-term building or ground leases. Under the terms of a typical building or ground lease, the Company pays rent for the use of the building or land and is generally responsible for all costs and expenses associated with the building and improvements. In some cases, the Company has an option or right of first refusal to purchase the land. The two ground leases terminate in years 2027 and 2028.
(10)Construction started in summer 2021 on the first phase of a multi-phase, multi-year project to convert the former regional retail center Paradise Valley Mall into a mixed-used development with high-end grocery, restaurants, multi-family residences, offices, retail shops and other elements on the 92-acre site. The first phase began opening in the fourth quarter of 2024. The existing Costco and JCPenney stores currently remain open and have been open during the entire construction period.

Mortgage Debt
The following table sets forth certain information regarding the mortgages encumbering the Centers, including those Centers in which the Company has less than a 100% interest. The information set forth below is as of December 31, 2024 (dollars in thousands):

Property Pledged as Collateral	Fixed or Floating	Carrying Amount(1)	Effective Interest Rate(2)	Annual Debt Service(3)	Maturity Date(4)	Balance Due on Maturity	Earliest Date Notes Can Be Defeased or Be Prepaid
Consolidated Centers:
Arrowhead Towne Center(5)	Fixed	$351,905	6.75%	23,055	2/1/28	354,259	Any Time
Danbury Fair Mall(6)	Fixed	152,149	6.59%	10,036	2/6/34	144,667	6/7/2026
Fashion Outlets of Chicago	Fixed	299,465	4.61%	13,740	2/1/31	300,000	Any Time
Fashion Outlets of Niagara Falls USA(7)	Fixed	80,775	6.52%	8,719	10/6/26	74,862	Any Time
Freehold Raceway Mall	Fixed	399,210	3.94%	15,600	11/1/29	386,013	Any Time
Fresno Fashion Fair	Fixed	324,652	3.67%	11,658	11/1/26	325,000	Any Time
Green Acres Mall(8)	Fixed	361,948	6.62%	21,826	1/6/28	370,000	8/17/2025
Kings Plaza Shopping Center	Fixed	537,471	3.71%	19,543	1/1/30	540,000	Any Time
Lakewood Center(9)	Fixed	304,557	8.00%	21,907	6/1/26	308,844	Any Time
Los Cerritos Center(10)	Fixed	472,745	5.77%	30,077	11/1/27	464,519	Any Time
Pacific View	Fixed	70,560	5.45%	4,792	5/6/32	62,877	Any Time
Queens Center(11)	Fixed	522,945	5.45%	28,193	11/6/29	525,000	11/5/2027
Santa Monica Place(12)	Floating	298,791	6.35%	17,757	12/9/24	300,000	Any Time
SanTan Village Regional Center	Fixed	219,595	4.34%	9,460	7/1/29	220,000	Any Time
South Plains Mall(13)	Fixed	193,870	7.97%	8,441	11/6/25	200,000	Any Time
Victor Valley, Mall of(14)	Fixed	83,928	6.85%	5,715	9/6/34	85,000	11/21/2026
Vintage Faire Mall	Fixed	219,959	3.55%	15,069	3/6/26	211,507	Any Time
		$4,894,525

Property Pledged as Collateral	Fixed or Floating	Carrying Amount(1)	Effective Interest Rate(2)	Annual Debt Service(3)	Maturity Date(4)	Balance Due on Maturity	Earliest Date Notes Can Be Defeased or Be Prepaid
Unconsolidated Joint Venture Centers (at the Company's Pro Rata Share):
Atlas Park, The Shops at(50%)	Floating	$32,431	9.49%	2,843	11/9/26	32,500	Any Time
Boulevard Shops(50%)(15)	Floating	11,814	7.37%	838	12/5/28	12,000	Any Time
Broadway Plaza(50%)	Fixed	214,120	4.19%	13,172	4/1/30	189,724	Any Time
Chandler Fashion Center(50.1%)(16)	Fixed	137,189	7.15%	9,727	7/1/29	137,775	7/5/2025
Corte Madera, The Village at(50.1%)	Fixed	107,415	3.53%	6,074	9/1/28	98,753	Any Time
Deptford Mall(51%)	Fixed	71,199	3.98%	5,795	4/3/26	67,503	Any Time
FlatIron Crossing(51%)(17)	Floating	86,407	9.14%	7,176	2/9/25	86,467	Any Time
Kierland Commons(50%)	Fixed	94,915	3.98%	6,407	4/1/27	88,724	Any Time
Paradise Valley I(5%)	Floating	1,219	8.30%	101	10/29/26	1,219	Any Time
Paradise Valley II(5%)	Fixed	945	6.95%	66	7/21/26	945	Any Time
Paradise Valley Retail(5%)	Floating	736	7.53%	55	2/3/27	736	Any Time
Scottsdale Fashion Square(50%)	Fixed	349,227	6.28%	22,052	3/6/28	350,000	8/4/2025
Twenty Ninth Street(51%)	Fixed	76,500	4.10%	3,137	2/6/26	76,500	Any Time
Tysons Corner Center(50%)	Fixed	351,009	6.89%	23,758	12/6/28	355,000	5/7/2026
Tysons Tower(50%)	Fixed	94,699	3.38%	3,164	10/11/29	95,000	Any Time
Tysons Vita(50%)	Fixed	44,672	3.43%	1,485	12/1/30	45,000	Any Time
West Acres - Development(19%)	Fixed	1,150	3.72%	42	10/10/29	1,154	Any Time
West Acres(19%)	Fixed	12,150	4.61%	1,025	3/1/32	8,256	Any Time
		$1,687,797

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
The debt discounts as of December 31, 2024 consisted of the following:

Property Pledged as Collateral
Consolidated Centers:
Arrowhead Towne Center	$27,552
Lakewood Center	19,723
Los Cerritos Center	22,521
South Plains	6,130
$75,926
The mortgage notes payable balances also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs at December 31, 2024 were $22.0 million for Consolidated Centers and $7.1 million for Unconsolidated Joint Venture Centers (at the Company's pro rata share).
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
(7)On March 19, 2024, the Company closed on a three-year extension of the loan to October 6, 2026. The interest rate remained unchanged at 5.90%.
(8)On January 3, 2023, the Company closed on a five-year $370.0 million combined refinance of Green Acres Mall and Green Acres Commons. The new interest only loan bears interest at a fixed rate of 5.90% and matures on January 6, 2028.
(9)On October 24, 2024, the Company acquired the remaining 40% ownership interest in Lakewood Center that it did not previously own and has consolidated its 100% interest (See Note 15—Acquisitions). In connection with the acquisition, the Company assumed the partner's share of the loan on the property.
(10)On October 24, 2024, the Company acquired the remaining 40% ownership interest in Los Cerritos Center that it did not previously own and has consolidated its 100% interest (See Note 15—Acquisitions). In connection with the acquisition, the Company assumed the partner's share of the loan on the property.
(11)On October 28, 2024, the Company closed a $525.0 million, five-year refinance of the loan on Queens Center. The new loan bears interest at a fixed rate of 5.37%, is interest only during the entire loan term and matures November 6, 2029.
(12)On December 9, 2022, the Company closed on a three-year extension of the loan to December 9, 2025, including extension options. The interest rate remained unchanged at LIBOR plus 1.48%, and has converted to 1-month Term SOFR plus 1.52% effective July 9, 2023. The loan was covered by an interest rate cap agreement that effectively prevented LIBOR from exceeding 4.0% during the period ending December 9, 2023. The interest rate cap agreement was converted to 1-month Term SOFR effective July 9, 2023. The interest rate cap agreement was extended with a 4% strike rate to December 9, 2024 and was not renewed upon its maturity. Effective April 9, 2024, the loan is in default and accrues incremental default interest of 4%. The Company is in negotiations with the lender on the terms of this non-recourse loan.
(13)On May 14, 2024, the Company acquired the remaining 40% ownership interest in South Plains Mall that it did not previously own and has consolidated its 100% interest (See Note 15—Acquisitions). In connection with the acquisition, the Company assumed the partner's share of the loan on the property.
(14)On August 22, 2024, the Company replaced the existing loan with an $85.0 million loan that bears interest at a fixed rate of 6.72%, is interest only during the entire loan term and matures on September 6, 2034.
(15)On January 10, 2024, the Company's joint venture in Boulevard Shops replaced the existing $23.0 million mortgage loan on the property with a new $24.0 million loan that bears interest at a variable rate of SOFR plus 2.50%, is interest only during the entire loan term and matures on December 5, 2028. The new loan has a required interest rate cap throughout the term of the loan at a strike rate of 7.5%.
(16)On June 13, 2024, the partnership agreement between the Company and its joint venture partner was amended and as a result, the Company no longer accounts for its investment in Chandler Fashion Center as a financing arrangement. Effective June 13, 2024, the Company accounts for its investment in Chandler Fashion Center under the equity method of accounting (See Note 12—Financing Arrangement and Note 16—Dispositions). On June 27, 2024, the Company's joint venture in Chandler Fashion Center refinanced the existing $256.0 million loan on the property with a $275.0 million loan that bears interest at a fixed rate of 7.06%, is interest only during the entire loan term and matures on July 1, 2029.
(17)The loan bore interest at SOFR plus 3.70%, and was covered by an interest rate cap agreement that effectively prevented SOFR from exceeding 4.0% through February 15, 2024 and 5.0% through February 9, 2025. On February 7, 2025, the Company's joint venture in Flatiron Crossing repaid in full the $14.5 million mezzanine loan and $14.5 million of the first mortgage, and obtained a 90-day extension for the remaining $140.5 million of the first mortgage. The mezzanine loan had an interest rate of SOFR plus 12.25% and the first mortgage has an interest rate of SOFR plus 2.90% for a weighted average aggregate interest rate of SOFR plus 3.70%. The interest rate on the first mortgage is SOFR plus 2.90% during the extension period.
ITEM 3.    LEGAL PROCEEDINGS
None of the Company, the Operating Partnership, the Management Companies or their respective affiliates is currently involved in any material legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The common stock of the Company is listed and traded on the New York Stock Exchange under the symbol "MAC". As of February 27, 2025, there were approximately 485 stockholders of record.
To maintain its qualification as a REIT, the Company is required each year to distribute to stockholders at least 90% of its net taxable income after certain adjustments. The Company paid all of its 2024 and 2023 quarterly dividends in cash. The timing, amount and composition of future dividends will be determined in the sole discretion of the Company's Board of Directors and will depend on actual and projected cash flow, financial condition, funds from operations, earnings, capital requirements, annual REIT distribution requirements, contractual prohibitions or other restrictions, applicable law and such other factors as the Board of Directors deems relevant. For example, under the Company's existing financing arrangements, the Company may pay cash dividends and make other distributions based on a formula derived from funds from operations (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations ("FFO")") and only if no default under the financing agreements has occurred, unless, under certain circumstances, payment of the distribution is necessary to enable the Company to continue to qualify as a REIT under the Code.
Stock Performance Graph
The following graph provides a comparison, from December 31, 2019 through December 31, 2024, of the yearly percentage change in the cumulative total stockholder return (assuming reinvestment of dividends) of the Company, the Standard & Poors ("S&P") Midcap 400 Index, and the FTSE Nareit Equity Retail Index. The FTSE Nareit Equity Retail Index is an industry index of publicly-traded REITs that include the Company.
The graph assumes that the value of the investment in each of the Company's common stock and the indices was $100 at the close of the market on December 31, 2019.
Upon written request directed to the Secretary of the Company, the Company will provide any stockholder with a list of the REITs included in the FTSE Nareit Equity Retail Index. The historical information set forth below is not necessarily indicative of future performance.

Data for the S&P Midcap 400 Index and the FTSE Nareit Equity Retail Index were provided by Research Data Group.

Index Value
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2019
2020
2021
2022
2023
2024
Period Ended
The Macerich Company
S&P Midcap 400 Index
FTSE Nareit Equity Retail Index

Copyright© 2025 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
The Macerich Company	100.00	45.71	77.01	52.04	75.90	102.06
S&P Midcap 400 Index	100.00	113.66	141.80	123.28	143.54	163.54
FTSE Nareit Equity Retail Index	100.00	74.82	113.65	98.55	108.96	124.22

Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2024 to October 31, 2024	—	$—	—	$278,707,048
November 1, 2024 to November 30, 2024	—	—	—	$278,707,048
December 1, 2024 to December 31, 2024	—	—	—	$278,707,048
	—	$—	—

(1)On February 12, 2017, the Company's Board of Directors authorized the repurchase of up to $500.0 million of the Company's outstanding common shares from time to time as market conditions warrant.

ITEM 6.    RESERVED
Not applicable.
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, the Operating Partnership. As of December 31, 2024, the Operating Partnership owned or had an ownership interest in 40 Regional Retail Centers (including office, hotel and residential space adjacent to these shopping centers), two community/power shopping centers and one redevelopment property. These 43 Regional Retail Centers, community/power shopping centers and one redevelopment property consist of approximately 43 million square feet of gross leasable area (“GLA”) and are referred to herein as the “Centers”. The Centers consist of consolidated Centers (“Consolidated Centers”) and unconsolidated joint venture Centers (“Unconsolidated Joint Venture Centers”) as set forth in “Item 2. Properties,” unless the context otherwise requires. The Company is a self-administered and self-managed REIT and conducts all of its operations through the Operating Partnership and the Management Companies.
The following discussion is based primarily on the consolidated financial statements of the Company for the years ended December 31, 2024, 2023 and 2022. It compares the results of operations and cash flows for the year ended December 31, 2024 to the results of operations and cash flows for the year ended December 31, 2023. Also included is a comparison of the results of operations and cash flows for the year ended December 31, 2023 to the results of operations and cash flows for the year ended December 31, 2022. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
The financial statements reflect the following acquisitions, dispositions and changes in ownership subsequent to the occurrence of each transaction.
Acquisitions:
On August 2, 2022, the Company acquired the remaining 50% ownership interest in two former Sears parcels (Deptford Mall and Vintage Faire Mall) in MS Portfolio LLC, the Company's joint venture with Seritage Growth Properties ("Seritage") for a total purchase price of $24.5 million. Effective as of August 2, 2022, the Company now owns and has consolidated its 100% interest in these two former Sears parcels in its consolidated financial statements (See Note 15—Acquisitions in the Notes to the Consolidated Financial Statements).
On May 18, 2023, the Company acquired Seritage’s remaining 50% ownership interest in the MS Portfolio LLC joint venture that owned five former Sears parcels, for a total purchase price of approximately $46.7 million. These parcels are located at Chandler Fashion Center, Danbury Fair Mall, Freehold Raceway Mall, Los Cerritos Center and Washington Square. Effective as of May 18, 2023, the Company now owns and has consolidated its 100% interest in these five former Sears parcels in its consolidated financial statements (See Note 15—Acquisitions in the Notes to the Consolidated Financial Statements).
On November 16, 2023, the Company acquired its joint venture partner’s 49.9% ownership interest in Freehold Raceway Mall for $5.6 million and the assumption of its joint venture partner’s share of debt. The Company now owns 100% of Freehold Raceway Mall. Prior to November 16, 2023, the Company accounted for its investment in Freehold Raceway Mall as part of a financing arrangement (See Note 12—Financing Arrangement and Note 15—Acquisitions in the Notes to the Consolidated Financial Statements).
On December 9, 2023, the Company acquired its joint venture partner’s 50% interest in Fashion District Philadelphia for no consideration, and the Company now owns 100% of this property. Prior to December 9, 2023, due to the Company’s joint venture partner having no substantive participation rights, the Company accounted for this joint venture as a consolidated variable interest entity in its consolidated financial statements (See Note 2—Summary of Significant Accounting Policies and Note 15—Acquisitions in the Notes to the Consolidated Financial Statements).
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

On October 24, 2024, the Company acquired its joint venture partner's 40% interest in the Pacific Premier Retail Trust portfolio, which included Los Cerritos Center, Washington Square and Lakewood Center, for a net purchase price of approximately $122.1 million, which included the assumption of the partner's share of property level indebtedness. The Company now owns and has consolidated its 100% interests in these properties in its consolidated financial statements (See Note 15—Acquisitions in the Notes to the Consolidated Financial Statements).
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
On June 28, 2024, the Company sold a former department store parcel at Valle Vista Mall in Harlingen, Texas for $7.1 million. The Company used the net proceeds to pay down debt. The Company recognized a gain on sale of assets of $0.8 million (See Note 16—Dispositions in the Notes to the Consolidated Financial Statements).
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
On November 25, 2024, the Company sold Southridge Mall, a 791,000 square foot power center in Des Moines, Iowa, for $4.0 million, which resulted in a loss on sale of assets of $0.9 million. The Company used the net proceeds to pay down debt.
On December 10, 2024, the Company sold The Oaks, a 1,206,000 square foot regional retail center in Thousand Oaks, California, for $157.0 million, which resulted in a loss on sale of assets of $6.9 million. The Company used the net proceeds to pay off the $147.8 million loan on the property.
For the twelve months ended December 31, 2024, the Company and certain joint venture partners sold various land parcels in separate transactions, resulting in the Company's share of the gain on sale of land of $2.8 million. The Company used its share of the proceeds from these sales of $6.1 million to pay down debt and for other general corporate purposes.

The Company is under contract to sell Wilton Mall for $24.8 million, which is expected to close in the first half of 2025, subject to customary closing conditions. This asset is unencumbered.
Financing Activities:
On February 2, 2022, the Company’s joint venture in FlatIron Crossing replaced the existing $197.0 million loan on the property with a new $175.0 million loan that bore interest at SOFR plus 3.70% and matured on February 9, 2025. The loan was covered by an interest rate cap agreement that effectively prevented SOFR from exceeding 4.0% through February 15, 2024 and 5.0% through February 9, 2025.
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
On November 14, 2022, the Company’s joint venture in Washington Square extended the maturity date on the $503.0 million loan on the property to November 1, 2026, including extension options. The loan bore interest at a floating interest rate of SOFR plus 4.0%, subject to an interest rate cap agreement that effectively prevented SOFR from exceeding 4.0% through November 1, 2024. The joint venture repaid $15.0 million ($9.0 million at the Company's pro rata share) of the loan at closing.
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
Effective May 9, 2023, the Company’s joint venture in Country Club Plaza defaulted on the $295.2 million ($147.6 million at the Company's pro rata share) non-recourse loan on the property. The Company’s joint venture subsequently sold the property on June 28, 2024 and the remaining amount owed by the joint venture was forgiven by the lender.
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
On May 24, 2024, the Company closed a two-year extension of the $149.9 million loan on The Oaks, which was scheduled to mature on June 5, 2026. The interest rate during the first year of the extended term was 7.5% and would have increased to 8.5% during the second year of the extended term. On December 10, 2024, the Company repaid in full the $147.8 million loan with the net proceeds from the sale of the property (See "Dispositions").
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
On December 2, 2024, the Company repaid in full the $478.0 million loan on Washington Square with the net proceeds received from the Company’s public stock offering, which closed on November 27, 2024, together with cash on hand (See “Other Transactions and Events”). The mortgage loan on the property was scheduled to mature on November 1, 2026. The Company recognized a gain on extinguishment of debt of $14.4 million upon the repayment of the loan.
On February 7, 2025, the Company's joint venture in Flatiron Crossing repaid in full the $14.5 million mezzanine loan and $14.5 million of the first mortgage, and obtained a 90-day extension for the remaining $140.5 million of the first mortgage. The mezzanine loan had an interest rate of SOFR plus 12.25% and the first mortgage has an interest rate of SOFR plus 2.90% for a weighted average aggregate interest rate of SOFR plus 3.70%. The interest rate on the first mortgage is SOFR plus 2.90% during the extension period.
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
The Company’s joint venture in Scottsdale Fashion Square, a 1,875,000 square foot regional retail center in Scottsdale, Arizona, is redeveloping a two-level Nordstrom wing with luxury-focused retail and restaurant uses. The total cost of the project is estimated to be between $84.0 million and $90.0 million, with $42.0 million to $45.0 million estimated to be the Company’s pro rata share. The Company has incurred $25.9 million of the total $51.8 million incurred by the joint venture as of December 31, 2024. The opening will be in phases which began in 2024, with anticipated completion in 2025.
The Company is redeveloping the northeast quadrant of Green Acres Mall, a 2,058,000 square foot regional retail center in Valley Stream, New York. The project will include new exterior shops and facade totaling approximately 385,000 square feet of leasing, including new grocery use, redevelopment of a vacant anchor building and demolition of another vacant anchor building. The total cost of the project is estimated to be between $120.0 million and $140.0 million. The Company has incurred approximately $19.7 million as of December 31, 2024. The anticipated opening is in 2026.
The Company’s joint venture in FlatIron Crossing, a 1,390,000 square foot regional retail center in Broomfield, Colorado, is developing luxury, multi-family residential units, new/repurposed retail and food and beverage uses, and a community plaza, in addition to the redevelopment of the vacant former Nordstrom store located on the property. The Company's ownership percentage is expected to be 43.4% in the residential portion of the development and 51.0% in the remainder of the property. The total cost of the project is estimated to be between $240.0 million and $260.0 million, with $120.0 million to $130.0 million estimated to be the Company’s pro rata share. The Company has incurred $9.1 million of the total $17.9 million incurred by the joint venture as of December 31, 2024. The anticipated opening will be in phases beginning in 2027.
Other Transactions and Events:
The Company declared a cash dividend of $0.17 per share of its common stock for each quarter in the year ended December 31, 2024. On February 14, 2025, the Company announced a first quarter cash dividend of $0.17 per share of its common stock, which will be paid on March 18, 2025 to stockholders of record on March 4, 2025. The dividend amount will be reviewed by the Board on a quarterly basis.
In connection with the commencement of an “at the market” offering program on March 26, 2021, which is referred to as the “2021 ATM Program,” the Company entered into an equity distribution agreement with certain sales agents pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500.0 million. During the twelve months ended December 31, 2024, the Company sold 9.4 million shares of common stock for approximately $148.6 million of net proceeds through the 2021 ATM Program at a weighted average share price of $15.81. The 2021 ATM Program was fully utilized as of September 30, 2024 and is no longer active.
In connection with the commencement of a separate “at the market” offering program on November 12, 2024, which is referred to as the “2024 ATM Program,” the Company entered into an equity distribution agreement with certain sales agents pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500.0 million. During the twelve months ended December 31, 2024, the Company sold 3.7 million shares of common stock for approximately $69.1 million of net proceeds through the 2024 ATM Program at a weighted average price of $18.68. As of December 31, 2024, the Company had approximately $429.3 million of gross sales of its common stock available under the 2024 ATM Program.
On November 27, 2024, the Company completed a public offering of 23.0 million shares of its common stock at a price per share of $19.75, which includes the underwriters' full exercise of their option to purchase an additional 3.0 million shares, for gross proceeds of approximately $454.3 million. The net proceeds of the offering were approximately $439.5 million after deducting the underwriting discount and offering costs of approximately $14.8 million. The Company used the proceeds from the offering, together with cash on hand, to repay the mortgage loan secured by its Washington Square property.
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a further discussion of the Company’s anticipated liquidity needs, and the measures taken by the Company to meet those needs.
Inflation:
Most of the leases at the Centers have rent adjustments periodically throughout the lease term. These rent increases are either in fixed increments or based on using an annual multiple of increases in the Consumer Price Index. In addition, the routine expiration of leases for spaces 10,000 square feet and under each year (See "Item 1. Business of the Company—Lease Expirations"), enables the Company to replace existing leases with new leases at higher base rents if the rents of the existing leases are below the then existing market rate. The Company has generally entered into leases that require tenants to pay a stated amount for operating expenses, generally excluding property taxes, regardless of the expenses actually incurred at any Center, which places the burden of cost control on the Company. Additionally, most leases require the tenants to pay their pro rata share of property taxes and utilities. Inflation had a negative impact on the Company's costs in 2024 and is expected to continue to have a negative impact on the Company's costs in 2025.

Critical Accounting Policies and Estimates
The preparation of financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
The Company recorded its financing arrangement (See Note 12—Financing Arrangement in the Company's Notes to the Consolidated Financial Statements) obligation at fair value on a recurring basis with changes in fair value being recorded as interest income or expense in the Company’s consolidated statements of operations. The fair value was determined based on a discounted cash flow model, with the significant unobservable inputs including discount rate, terminal capitalization rate, and market rents. The fair value of the financing arrangement obligation was sensitive to these significant unobservable inputs and a change in these inputs may result in a significantly higher or lower fair value measurement.
Results of Operations
Many of the variations in the results of operations, discussed below, occurred because of the transactions affecting the Company's properties described above, including those related to the Redevelopment Properties, the JV Transition Centers and the Disposition Properties (each as defined below).
For purposes of the discussion below, the Company defines "Same Centers" as those Centers that are substantially complete and in operation for the entirety of both periods of the comparison. Non-Same Centers for comparison purposes include those Centers or properties that are going through a substantial redevelopment often resulting in the closing of a portion of the Center (“Redevelopment Properties”), those properties that have recently transitioned to or from equity method joint ventures to or from consolidated assets ("JV Transition Centers") and properties that have been disposed of ("Disposition Properties"). The Company moves a Center in and out of Same Centers based on whether the Center is substantially complete and in operation for the entirety of both periods of the comparison. Accordingly, the Same Centers consist of all Consolidated Centers, excluding the Redevelopment Properties, the JV Transition Centers, Santa Monica Place and the Disposition Properties for the periods of comparison. Santa Monica Place is excluded from Same Centers due to the Company's default on the non-recourse loan on April 9, 2024.
For the comparison of the year ended December 31, 2024 to the year ended December 31, 2023, the Redevelopment Properties are Green Acres Mall and Fashion District Philadelphia. For the comparison of the year ended December 31, 2023 to the year ended December 31, 2022, there are no Redevelopment Properties.
For the comparison of the year ended December 31, 2024 to the year ended December 31, 2023, the JV Transition Centers are Arrowhead Towne Center, Chandler Fashion Center, Lakewood Center, Los Cerritos Center, Washington Square,

South Plains Mall and the five former Sears parcels located at Chandler Fashion Center, Danbury Fair Mall, Freehold Raceway Mall, Los Cerritos Center and Washington Square (See "Acquisitions" in Management's Overview and Summary), and for the comparison of the year ended December 31, 2023 to the year ended December 31, 2022, the JV Transition Centers are the two former Sears parcels at Deptford Mall and Vintage Faire Mall, the five former Sears parcels at Chandler Fashion Center, Danbury Fair Mall, Freehold Raceway Mall, Los Cerritos Center and Washington Square.
For the comparison of the year ended December 31, 2024 to the year ended December 31, 2023, the Disposition Properties are The Oaks, The Marketplace at Flagstaff, Southridge Mall, Superstition Springs Power Center, Towne Mall and a former department store parcel at Valle Vista Mall (See "Dispositions" in Management's Overview and Summary), and for the comparison of the year ended December 31, 2023 to the year ended December 31, 2022, the Disposition Properties are The Marketplace at Flagstaff, Superstition Springs Power Center and Towne Mall.
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
During the trailing twelve months ended December 31, 2024, comparable tenant sales for spaces less than 10,000 square feet across the portfolio decreased by 0.4% relative to the twelve months ended December 31, 2023. The leased occupancy rate of 94.1% at December 31, 2024 represented a 0.6% increase from 93.5% at December 31, 2023 and a 0.4% sequential increase compared to the 93.7% occupancy rate at September 30, 2024. Releasing spreads increased as the Company executed leases at an average rent of $67.74 for new and renewal leases executed compared to $62.27 on leases expiring, resulting in a releasing spread increase of $5.47 per square foot, or 8.8%, for the trailing twelve months ended December 31, 2024. This was the Company's thirteenth consecutive quarter of positive base rent leasing spreads.
The Company continues to renew or replace leases that are scheduled to expire in 2025, however, due to a variety of factors, the Company cannot be certain of its ability to sign, renew or replace leases expiring in 2025 or beyond. These leases that are scheduled to expire represent approximately 1.4 million square feet of the Centers, accounting for 23.25% of the GLA of mall stores and freestanding stores, for spaces 10,000 square feet and under, as of December 31, 2024. These calculations exclude Centers under development or redevelopment and property dispositions (See “Acquisitions,” "Dispositions" and "Redevelopment and Development Activities" in Management's Overview and Summary), and include square footage of Centers owned by joint ventures at the Company’s share.
As of December 31, 2024, the Company has executed renewal leases or commitments on 47% of its square footage expiring in 2025, which leases are expected to commence throughout 2025 and 2026 and another 32% of such expiring space is in the letter of intent stage. Excluding those leases, the remaining leases expiring in 2025, which represent approximately 600,000 square feet of the Centers, are in the prospecting stage.
The Company has entered into 91 leases for new stores totaling approximately 0.9 million square feet that have opened or are planned for opening in 2025, and another 13 leases for new stores totaling approximately 300,000 square feet opening after 2025. In total, through 2028, new store leases are expected to produce total rent of approximately $66 million (at the Company's pro-rata share) in excess of the rent generated from prior uses in those same spaces. While there may be additional new space openings in 2025, any such leases are not yet executed.
During the trailing twelve months ended December 31, 2024, the Company signed 229 new leases and 651 renewal leases comprising approximately 3.7 million square feet of GLA, of which 2.2 million square feet is related to the consolidated Centers. The average tenant allowance was $17.02 per square foot.
Outlook
During the second quarter of 2024, the Company unveiled the Path Forward Plan, which is a multi-pronged strategy to improve the Company’s balance sheet, while also making inward-facing enhancements to both bolster company culture and improve key business processes to gain operating efficiencies. Essential goals of the Path Forward Plan include:

•Deleverage the capital structure, with a focus on reducing the Company’s Net Debt to Adjusted EBITDA leverage         ratio over the next three to four years;
•Invest in and fortify the Company’s key assets in the portfolio;

•Proactively consolidate selected joint venture assets over time that are core to the Company’s overall strategy;
•Deliver a post-deleveraging Funds From Operations (“FFO”) launch point goal over the next three to four years;
•Achieve outstanding operational results through rigorous internal process improvements; and
•Position the Company to take an offensive stance on acquisitions, reinvestment and selected development.
The Company may achieve these goals through a variety of methods and the timing, extent and impact of any transactions that the Company has or will undertake while implementing the Path Forward Plan may vary and evolve. In order to deleverage its capital structure, the Company may pursue asset dispositions and acquisitions, experience organic growth in EBITDA as tenants in its lease pipeline open for business, be selective about undertaking new development and redevelopment projects, and/or issue common stock. Asset sales will focus on whether a property is core to the Company’s strategy and may include defaulting on certain mortgage debts on the Company’s properties and giving possession of such secured properties to the lender.

Further, the Company has a long-term four-pronged business strategy that focuses on the acquisition, leasing and management, redevelopment and development of regional retail centers. Although the majority of the key performance indicators at the Centers continued to improve during 2024, operating results have been and are expected to continue to be negatively impacted by certain external factors, including sustained inflation and elevated interest rates, as well as the impact from the 2024 bankruptcy of Express and any future tenant bankruptcies.

Traffic levels at the Company’s Centers for 2024 increased 1.6% over 2023 levels. Comparable tenant sales from spaces less than 10,000 square feet across the portfolio for the trailing twelve months ended December 31, 2024 decreased by 0.4% compared to the same period in 2023. Portfolio tenant sales per square foot for spaces less than 10,000 square feet for the trailing twelve months ended December 31, 2024 were $837 compared to $836 for the twelve months ended December 31, 2023.

During 2024, the Company signed 880 new and renewal leases for approximately 3.7 million square feet, compared to 763 leases and 3.8 million square feet signed during 2023. This leasing volume represented a 15.3% increase in the number of leases and a 3.9% decrease in the amount of square footage leased compared to the same period in 2023 on a comparable basis.

The Company believes that diversity of use within its tenant base has been, and will continue to be, a prominent internal growth catalyst at its Centers going forward, as new uses enhance the productivity and diversity of the tenant mix and have the potential to significantly increase customer traffic at the applicable Centers. During the year ended December 31, 2024, the Company signed leases for new stores with new-to-Macerich portfolio uses for over 225,000 square feet, with another 200,000 square feet of such new-to-Macerich portfolio leases currently in negotiation as of the date of this Annual Report on Form 10-K.

As of December 31, 2024, the leased occupancy rate increased to 94.1%, a 0.6% increase compared to the leased occupancy rate of 93.5% at December 31, 2023 and a 0.4% sequential increase compared to the leased occupancy rate of 93.7% at September 30, 2024.
Many of the Company’s leases contain co-tenancy clauses. Certain Anchor or small tenant closures have become permanent, whether caused by the pandemic or otherwise, and co-tenancy clauses within certain leases may be triggered as a result. The Company does not anticipate that the negative impact of such clauses on lease revenue will be significant.

The pace of bankruptcy filings involving the Company’s tenants has remained steady in recent years but is substantially lower than 2021 levels. For the year ended December 31, 2024, there were 13 bankruptcy filings involving the Company’s tenants, including the bankruptcy of Express announced on April 22, 2024, totaling 54 leases and representing approximately 369,000 square feet of leased space and $21.7 million of annual leasing revenue at the Company’s share. Based on current information and market data, the Company expects that the pace of bankruptcy filings in 2025 will continue to be lower than the average bankruptcy rate over the last decade.

During 2025, the Company expects to generate positive cash flow after recurring operating capital expenditures, leasing capital expenditures and payment of dividends. This assumption does not include any potential capital generated from dispositions, refinancings or issuances of common stock. To the extent available, any excess cash flow may be used to fund the Company's development and redevelopment pipeline and/or to de-lever the Company’s balance sheet.

The Company continues to actively address its near-term, non-recourse loan maturities, with eight completed transactions since the beginning of 2024. Since January 1, 2024, the Company has refinanced or extended eight loans totaling approximately $1.4 billion, or approximately $1.2 billion at the Company’s pro rata share. For additional information on the Company’s financing transactions in 2024 through the date of this Annual Report on Form 10-K, see “Financing Activities” and "Liquidity and Capital Resources".

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
Comparison of Years Ended December 31, 2024 and 2023
Revenues:
Leasing revenue increased by $41.4 million, or 5.1%, from 2023 to 2024. The increase in leasing revenue is attributed to increases of $61.3 million from the JV Transition Centers offset in part by decreases of $7.1 million from the Disposition Properties and $12.3 million from the Redevelopment Properties. Leasing revenue includes the amortization of above and below-market leases, the amortization of straight-line rents, lease termination income, percentage rent and the recovery of bad debts. The amortization of above and below-market leases increased from $3.1 million in 2023 to $5.3 million in 2024. The amortization of straight-line rents increased from $(4.6) million in 2023 to $(0.8) million in 2024. Lease termination income decreased from $10.5 million in 2023 to $2.9 million in 2024. Percentage rent decreased from $38.2 million in 2023 to $34.3 million in 2024 primarily from conversions from variable rent to fixed rent structures on lease renewals of expiring space. (Provisions for) recovery of bad debts increased from $2.7 million in 2023 to $(6.2) million in 2024.
Other income decreased from $44.9 million in 2023 to $37.9 million in 2024. This decrease is primarily due to a decrease in parking income related to the Same Centers and other non-recurring income in 2023 compared to 2024.
Shopping Center and Operating Expenses:
Shopping center and operating expenses increased $18.5 million, or 6.4%, from 2023 to 2024. The increase in shopping center and operating expenses is attributed to increases of $12.1 million from the JV Transition Centers and $8.3 million from the Same Centers, which is primarily due to increased insurance, maintenance, utilities and snow removal costs, offset in part by decreases of $2.0 million from the Disposition Properties and $1.6 million from the Redevelopment Properties. Additionally, $1.7 million of the increase is attributable to Santa Monica Place.
Leasing Expenses:
Leasing expenses increased from $36.4 million in 2023 to $41.3 million in 2024 due to an increase in compensation expense.
Management Companies' Operating Expenses:
Management Companies' operating expenses increased $12.0 million from 2023 to 2024 due to an increase in compensation expense, including employee severance costs of $5.5 million.
REIT General and Administrative Expenses:
REIT general and administrative expenses decreased by $1.1 million due primarily to a decrease in compensation expense.

Depreciation and Amortization:
Depreciation and amortization increased $12.4 million from 2023 to 2024. The increase in depreciation and amortization is attributed to increases of $21.8 million from the JV Transition Centers and $1.0 million from the Redevelopment Centers offset in part by decreases of $7.6 million from the Same Centers and $6.1 million from the Disposition Properties. Additionally, $3.3 million of the increase is attributable to Santa Monica Place.
Interest Expense:
Interest expense increased $47.1 million from 2023 to 2024. The increase in interest expense is attributed to increases of $31.3 million from the JV Transition Centers, $12.9 million from the financing arrangement (See Note 12—Financing Arrangement in the Company's Notes to the Consolidated Financial Statements), $2.5 million from the Same Centers and $0.4 million from higher interest rates and outstanding balances on the Company's revolving line of credit, offset in part by a decrease of $7.8 million from the Redevelopment Centers. Additionally, $7.8 million of the increase is attributable to Santa Monica Place, which includes default interest expense of $8.9 million. The decrease in interest income from the financing arrangement is primarily due to the change in fair value of the underlying properties and the mortgage notes payable on the underlying properties and Chandler Freehold no longer being accounted for as a financing arrangement (See Note 12—Financing Arrangement in the Company's Notes to the Consolidated Financial Statements).
The above interest expense items are net of capitalized interest, which increased from $20.5 million in 2023 to $22.6 million in 2024.
Equity in Loss of Unconsolidated Joint Ventures:
Equity in loss of unconsolidated joint ventures increased $40.4 million from 2023 to 2024. The increase in equity in loss of unconsolidated joint ventures is primarily due to the write-down of the Company's investment in Los Angeles Premium Outlets of $57.7 million in 2024 and impairment losses of $121.1 million recognized in 2024 as a result of the shortening of holding periods on certain joint venture assets as compared to impairment losses in 2023 of $51.4 million at MS Portfolio LLC and $107.7 million at Country Club Plaza, as a result of the reduction in the estimated holding periods (See Note 4—Investments in Unconsolidated Joint Ventures in the Company’s Notes to the Consolidated Financial Statements).
Gain (Loss) on Sale or Write Down of Assets, net:
Gain (loss) on sale or write down of assets, net increased $173.5 million from 2023 to 2024. The increase is primarily due to the gains recognized in 2024 of $334.3 million relating to the Company no longer accounting for its investment in Chandler Fashion Center as a financing arrangement (See Note 12 – Financing Arrangement and Note 16 – Dispositions in the Company’s Notes to the Consolidated Financial Statements) and $42.8 million from the sale of the Company's ownership interest in Biltmore Fashion Park offset in part by impairment losses in 2024 of $334.3 million recognized as a result of the reduction in the estimated holding periods of certain properties, including Fashion District Philadelphia, The Oaks, Santa Monica Place and Wilton Mall, as compared to an impairment loss of $144.7 million recognized in 2023 as a result of the reduction in the estimated holding period of Fashion Outlets of Niagara Falls.
Net Loss:
Net loss decreased $80.4 million from 2023 to 2024. The decrease in net loss is primarily due to the gain on sale of assets discussed above offset in part by impairment losses recognized as a result of the reduction in the estimated holding periods of certain consolidated properties and properties held by unconsolidated joint ventures, including Fashion District Philadelphia, Santa Monica Place, Los Angeles Premium Outlets, The Oaks and Wilton Mall in 2024 and by the 2023 write-down of assets as a result of the reduction in the estimated holding period at MS Portfolio LLC and Country Club Plaza, along with the other variances noted above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold, gain or loss on extinguishment of debt, net, accrued default interest expense and loss on non-real estate investments decreased 11.6% from $413.2 million in 2023 to $365.3 million in 2024. For a reconciliation of net (loss) income attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders–basic and diluted, and FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold, (gain) loss on extinguishment of debt, net, accrued default interest expense and loss (gain) on non-real estate investments–diluted, see "Funds From Operations ("FFO")" below.

Cash Flows from Operating Activities:
Cash provided by operating activities decreased $12.1 million from 2023 to 2024. The decrease is primarily due to the changes in assets and liabilities and the results, as discussed above.
Cash Flows from Investing Activities:
Cash provided by investing activities decreased $32.8 million from 2023 to 2024. The decrease in cash provided by investing activities is primarily attributed to a decrease in distributions from unconsolidated joint ventures of $206.9 million, increases in the acquisitions of property of $124.1 million and development, redevelopment and renovation of $31.4 million offset in part by increases in proceeds from the sale of assets of $246.6 million and $49.0 million in cash acquired from acquisitions of unconsolidated joint ventures, and decreases in contributions to unconsolidated joint ventures of $32.2 million and property improvements of $16.2 million. The decrease in distributions from unconsolidated joint ventures is primarily due to the distribution of net loan proceeds from the Scottsdale Fashion Square refinance in 2023 (See “Financing Activities” in Management’s Overview and Summary).
Cash Flows from Financing Activities:
Cash used in financing activities decreased $22.8 million from 2023 to 2024. The decrease in cash used in financing activities is primarily due to increases in proceeds from stock offerings of $657.0 million and proceeds from mortgages, bank and other notes payable of $506.0 million and a decrease in deferred financing costs of $20.1 million offset in part by an increase in payments on mortgages, bank and other notes payable of $1.2 billion.
Comparison of Years Ended December 31, 2023 and 2022
Discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022 was included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 on page 48 under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", which was filed with the SEC on February 26, 2024.
Liquidity and Capital Resources
The Company anticipates meeting its liquidity needs for its operating expenses, debt service and dividend requirements for the next twelve months and beyond through cash generated from operations, distributions from unconsolidated joint ventures, working capital reserves and/or borrowings under its revolving loan facility.
Additionally, the Company is focused on implementing the Path Forward Plan, including its goal to reduce its Net Debt to Adjusted EBITDA leverage ratio to a lower level over the next three to four years. The Company may achieve this goal, and other goals set in connection with the Path Forward Plan, through a variety of methods and the timing, extent and impact of any transactions that the Company has or will undertake while implementing the Path Forward Plan may vary and evolve. In order to deleverage its capital structure, the Company may pursue asset dispositions and acquisitions, experience organic growth in EBITDA as tenants in its lease pipeline open for business, be selective about undertaking new development and redevelopment projects, and/or issue common stock. Asset sales will focus on whether a property is core to the Company’s strategy and may include defaulting on certain mortgage debts on the Company’s properties and giving possession of such secured properties to the lender.

Uses of Capital
The following tables summarize capital expenditures and lease acquisition costs incurred at the Centers (at the Company's pro rata share) for the years ended December 31:

(Dollars in thousands)	2024	2023	2022
Consolidated Centers:
Acquisitions of property, building improvement and equipment(1)	$214,059	$83,025	$49,459
Development, redevelopment, expansion and renovation of Centers	104,513	94,601	55,493
Tenant allowances	20,615	27,083	25,045
Deferred leasing charges	4,442	5,595	2,443
	$343,629	$210,304	$132,440
Joint Venture Centers (at the Company's pro rata share):
Acquisitions of property, building improvement and equipment	$14,440	$17,628	$13,222
Development, redevelopment, expansion and renovation of Centers	39,759	58,091	74,592
Tenant allowances	20,972	18,533	16,757
Deferred leasing charges	5,628	4,644	4,057
	$80,799	$98,896	$108,628
_______________________________________________________________________________
(1) For the twelve months ended December 31, 2024, this includes cash paid of $129.0 million, excluding the assumption of the partner's share of certain cash balances, on October 24, 2024, for the Company's acquisition of its joint venture partner's 40% interest in Lakewood Center, Los Cerritos Center and Washington Square. The total purchase price also included the assumption of the partner's share of debt. The Company now owns 100% of these regional retail centers. In addition, for the twelve months ended December 31, 2024, this includes cash paid of $36.4 million on May 14, 2024, for the Company's acquisition of its joint venture partner's 40% interest in Arrowhead Towne Center and South Plains Mall. The total purchase price also included the assumption of the partner's share of debt. The Company now owns 100% of these regional retail centers.

For the twelve months ended December 31, 2023, this includes the Company's acquisition of its joint venture partner's (Seritage) 50% interest in five former Sears parcels on May 18, 2023, for $46.7 million. The Company now owns 100% of these five parcels located at Chandler Fashion Center, Danbury Faire Mall, Freehold Raceway Mall, Los Cerritos Center and Washington Square.
The Company expects amounts to be incurred during the next twelve months for tenant allowances and deferred leasing charges to be approximately $50.0 million to $75.0 million. The Company expects to incur approximately $250.0 million to $300.0 million during 2025 for development, redevelopment, expansion and renovations, which includes Scottsdale Fashion Square, Green Acres Mall and FlatIron Crossing (See "Redevelopment and Development Activities" in Management’s Overview and Summary). Capital for these expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of cash on hand, cash generated from operations, asset sales, debt or equity financings, which may include borrowings under the Company's revolving loan facility and sales of common stock, from property financings and construction loans, each to the extent available. The Company will be very selective in undertaking any future development or redevelopment projects and may choose to pause existing projects if the Company believes they are no longer economically viable.
Sources of Capital
The Company has also generated liquidity in the past, and may continue to do so in the future, through equity offerings and issuances, property refinancings, joint venture transactions and the sale of non-core assets. Asset sales will focus on whether a property is core to the Company's strategy and may include defaulting on certain mortgage debts on the Company's properties and giving possession of such secured properties to the lender. For example, since implementing the Path Forward Plan in the second quarter of 2024, the Company’s joint venture sold Country Club Plaza in Kansas City, Missouri on June 28, 2024 and the Company sold its 50% interest in Biltmore Fashion Park in Phoenix, Arizona on July 31, 2024. Additionally, on November 25, 2024, the Company sold Southridge Mall in Des Moines, Iowa and on December 10, 2024, the Company sold The Oaks in Thousand Oaks, California. The Company used its share of proceeds from these transactions to pay down its revolving loan facility and other debt obligations. In addition, the Company is under contract to sell Wilton Mall, which is expected to close in the first half of 2025, subject to customary closing conditions. During the year ended December 31, 2024, the Company and certain joint venture partners sold various land parcels in separate transactions for aggregate proceeds of $6.1 million (at the Company's share), which the Company used to pay down debt and for other general corporate purposes.

Furthermore, the Company has filed a shelf registration statement, which registered an unspecified amount of common stock, preferred stock, depositary shares, debt securities, warrants, rights, stock purchase contracts and units that may be sold from time to time by the Company.
On November 27, 2024, the Company completed a public offering of 23.0 million shares of its common stock at a price per share of $19.75, which includes the underwriters’ full exercise of their option to purchase an additional 3.0 million shares, for gross proceeds of approximately $454.3 million. The net proceeds of the offering were approximately $439.5 million after deducting the underwriting discount and offering costs of approximately $14.8 million. The Company used the proceeds from the offering, together with cash on hand, to repay the mortgage loan secured by its Washington Square property.
On each of March 26, 2021 and November 12, 2024, the Company registered separate “at the market” offering programs, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500.0 million under each of the 2021 ATM Program and the 2024 ATM Program, in each case, in amounts and at times to be determined by the Company. The 2021 ATM Program was fully utilized as of September 30, 2024 and is no longer active. During the twelve months ended December 31, 2023, no shares were issued under the ATM Programs. During the twelve months ended December 31, 2024, 13.1 million shares of common stock were issued under the ATM Programs. As of December 31, 2024, the Company had approximately $429.3 million of gross sales of its common stock available under the 2024 ATM Program. The following table sets forth certain information with respect to issuances made under each of the ATM Programs as of December 31, 2024.

(Dollars and shares in thousands)	2021 ATM Program			2024 ATM Program
For the Three Months Ended:	Number of Shares Issued	Net Proceeds	Sales Commissions	Number of Shares Issued	Net Proceeds	Sales Commissions
March 31, 2024	—	$—	$—	—	$—	$—
June 30, 2024	—	—	—	—	—	—
September 30, 2024	9,402	148,558	3,030	—	—	—
December 31, 2024	—	—	—	3,709	69,057	1,412
Total	9,402	$148,558	$3,030	3,709	$69,057	$1,412

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
The Company's total outstanding loan indebtedness, which includes mortgages and other notes payable, at December 31, 2024 was $6.65 billion (consisting of $4.99 billion of consolidated debt, less $0.03 billion of noncontrolling interests, plus $1.69 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's revolving loan facility or cash on hand, with the exception of Santa Monica Place (See “—Financing Activities” in Management’s Overview and Summary).
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
Additionally, as of December 31, 2024, the Company was contingently liable for $6.1 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. As of December 31, 2024, $5.9 million of these letters of credit were secured by restricted cash. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company continues to actively address its near-term, non-recourse loan maturities, with eight completed transactions since the beginning of 2024. Since January 1, 2024, the Company has refinanced or extended eight loans totaling approximately $1.4 billion, or approximately $1.2 billion at the Company’s pro rata share. For additional information on the Company’s financing transactions in 2024 through the date of this Annual Report on Form 10-K, see “Financing Activities” in Management’s Overview and Summary.
On September 11, 2023, the Company and the Operating Partnership entered into an amended and restated credit agreement, which amended and restated their prior credit agreement, and provides for an aggregate $650.0 million revolving loan facility that matures on February 1, 2027, with a one-year extension option. The revolving loan facility can be expanded up to $950.0 million, subject to receipt of lender commitments and other conditions. Concurrently with the entry into the amended and restated credit agreement, the Company drew $152.0 million of the amount available under the revolving loan facility and used the proceeds to repay in full amounts outstanding under its prior credit facility. All obligations under the credit facility are guaranteed unconditionally by the Company and are secured in the form of mortgages on certain wholly-owned assets and pledges of equity interests held by certain of the Company’s subsidiaries. The new credit facility bears interest, at the Operating Partnership’s option, at either the base rate (as defined in the credit agreement) or adjusted term SOFR (as defined in the credit agreement) plus, in both cases, an applicable margin. The applicable margin depends on the Company’s overall leverage ratio and ranges from 1.00% to 2.50% over the selected index rate. As of December 31, 2024, the borrowing rate was SOFR plus a spread of 2.35%. As of December 31, 2024, borrowings under the credit facility were $110.0 million less unamortized deferred finance costs of $11.7 million for the revolving loan facility at a total effective interest rate of 7.59%. As of December 31, 2024, the Company’s availability under the revolving loan facility for additional borrowings was $539.8 million.
Cash dividends and distributions for the twelve months ended December 31, 2024 were $161.3 million (including distributions from consolidated joint ventures of $2.8 million), which were funded by operations.
At December 31, 2024, the Company was in compliance with all applicable loan covenants under its agreements.
At December 31, 2024, the Company had cash and cash equivalents of $89.9 million.
Material Cash Commitments:
The following is a schedule of material cash commitments as of December 31, 2024 for the Consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Cash Commitments	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)(1)	$6,001,289	$774,167	$1,794,323	$2,192,033	$1,240,766
Lease obligations(2)	123,046	13,271	24,138	15,690	69,947
	$6,124,335	$787,438	$1,818,461	$2,207,723	$1,310,713
_______________________________________________________________________________
(1)Interest payments on floating rate debt were based on rates in effect at December 31, 2024.
(2)See Note 8—Leases in the Company's Notes to the Consolidated Financial Statements.

Funds From Operations ("FFO")
The Company uses FFO in addition to net (loss) income to report its operating and financial results and considers FFO and FFO—diluted as supplemental measures for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts defines FFO as net (loss) income (computed in accordance with GAAP), excluding gains (or losses) from sales of properties, plus real estate related depreciation and amortization, impairment write-downs of real estate and write-downs of investments in an affiliate where the write-downs have been driven by a decrease in the value of real estate held by the affiliate and after adjustments for unconsolidated joint ventures. Adjustments for unconsolidated joint ventures are calculated to reflect FFO on the same basis.
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
The Company believes that FFO does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net (loss) income as defined by GAAP, and is not indicative of cash available to fund all cash flow needs. The Company also cautions that FFO, as presented, may not be comparable to similarly titled measures reported by other real estate investment trusts.
Management compensates for the limitations of FFO by providing investors with financial statements prepared according to GAAP, along with this detailed discussion of FFO and a reconciliation of net (loss) income to FFO and FFO—diluted. Management believes that to further understand the Company's performance, FFO should be compared with the Company's reported net (loss) income and considered in addition to cash flows in accordance with GAAP, as presented in the Company's consolidated financial statements. The following reconciles net (loss) income attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted and FFO attributable to common stockholders and unit holders—basic and diluted, excluding financing expense in connection with Chandler Freehold, (gain) loss on extinguishment of debt, net, accrued default interest expense and loss (gain) on non-real estate investments for the years ended December 31, 2024, 2023, 2022, 2021 and 2020 (dollars and shares in thousands):

	2024	2023	2022	2021	2020
Net (loss) income attributable to the Company	$(194,120)	$(274,065)	$(66,068)	$14,263	$(230,203)
Adjustments to reconcile net (loss) income attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted:
Noncontrolling interests in the Operating Partnership	(8,766)	(11,389)	(2,660)	714	(16,822)
(Gain) loss on sale or write down of consolidated assets, net	(38,959)	134,523	(7,698)	(75,740)	68,112
Loss on remeasurement of consolidated assets	—	—	—	—	163,298
Add: gain on undepreciated asset sales or write-down from consolidated assets	1,130	3,705	16,091	19,461	7,777
Less: loss on write-down of non-real estate sales or write-down of assets—consolidated assets	—	—	(2,000)	(2,200)	(4,154)
Add: noncontrolling interests share of gain (loss) on sale or write-down of assets—consolidated assets	330	2,224	6,287	9,732	(120)
Loss (gain) on sale or write down of assets—unconsolidated joint ventures(1)	180,089	136,377	19,397	4,931	(6)
Add: gain on sale of undepreciated assets—unconsolidated joint ventures(1)	1,643	7,102	7,794	93	—
Depreciation and amortization on consolidated assets	294,780	282,361	291,612	311,129	319,619
Less: noncontrolling interests in depreciation and amortization—consolidated assets	(4,382)	(11,938)	(21,592)	(29,239)	(15,517)
Depreciation and amortization—unconsolidated joint ventures(1)	148,740	170,199	176,303	182,956	199,680
Less: depreciation on personal property	(6,801)	(7,987)	(12,834)	(12,955)	(15,734)
FFO attributable to common stockholders and unit holders—basic and diluted	373,684	431,112	404,632	423,145	475,930
Financing expense in connection with Chandler Freehold	(12,829)	(26,311)	32,902	(955)	(136,425)
FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold—basic and diluted	360,855	404,801	437,534	422,190	339,505
(Gain) loss on extinguishment of debt, net—consolidated assets	(14,403)	(8,208)	—	1,007	—
Accrued default interest expense	7,856	6,417	—	—	—
Loss (gain) on non-real estate investments	11,027	10,203	9,560	(20,158)	3,962
FFO attributable to common stockholders and unit holders excluding financing expense in connection with Chandler Freehold, (gain) loss on extinguishment of debt, net, accrued default interest expense and loss (gain) on non-real estate investments—diluted	$365,335	$413,213	$447,094	$403,039	$343,467
Weighted average number of FFO shares outstanding for:
FFO attributable to common stockholders and unit holders—basic(2)	231,864	224,501	223,678	207,991	156,920
Adjustments for the impact of dilutive securities in computing FFO—diluted:
Share and unit-based compensation plans	—	—	—	—	—
FFO attributable to common stockholders and unit holders—diluted(3)	231,864	224,501	223,678	207,991	156,920

_______________________________________________________________________________

(1)Unconsolidated assets are presented at the Company's pro rata share.
(2)Calculated based upon basic net income as adjusted to reach basic FFO. During the years ended December 31, 2024, 2023, 2022, 2021 and 2020, there were 10.0 million, 9.0 million, 8.6 million, 9.9 million and 10.7 million OP Units outstanding, respectively.
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
The following table sets forth information as of December 31, 2024 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the years ending December 31,
	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long term debt:
Fixed rate	$241,392	$949,264	$484,098	$733,318	$1,138,441	$1,145,982	$4,692,495	$4,426,227
Average interest rate	4.18%	3.71%	4.00%	4.98%	4.66%	4.57%	4.40%
Floating rate	300,000	—	—	110,000	—	—	410,000	410,963
Average interest rate	5.92%	—%	—%	7.01%	—%	—%	6.21%
Total debt—Consolidated Centers	$541,392	$949,264	$484,098	$843,318	$1,138,441	$1,145,982	$5,102,495	$4,837,190
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long term debt (at the Company's pro rata share):
Fixed rate	$12,766	$155,970	$97,138	$810,883	$239,570	$245,607	$1,561,934	$1,522,992
Average interest rate	3.92%	3.95%	3.95%	6.03%	5.50%	4.04%	5.28%
Floating rate(1)	86,467	33,719	736	12,000	—	—	132,922	133,770
Average interest rate	8.30%	8.73%	7.53%	6.98%	—%	—%	8.29%
Total debt—Unconsolidated Joint Venture Centers	$99,233	$189,689	$97,874	$822,883	$239,570	$245,607	$1,694,856	$1,656,762
_______________________________________________________________________________
(1)On February 7, 2025, the Company’s joint venture in FlatIron Crossing repaid $29.1 million ($14.8 million at the Company's pro rata share) on the mortgage loan and obtained a 90-day extension on the remaining $140.5 million ($71.6 million at the Company's pro rata share) loan (See “Financing Activity” in Management’s Overview and Summary).

The Consolidated Centers' total fixed rate debt at December 31, 2024 and 2023 was $4.7 billion and $3.8 billion, respectively. The average interest rate on such fixed rate debt at December 31, 2024 and 2023 was 4.40% and 4.29%, respectively. The Consolidated Centers' total floating rate debt at December 31, 2024 and 2023 was $0.4 billion and $0.5 billion, respectively. The average interest rate on such floating rate debt at December 31, 2024 and 2023 was 6.21% and 7.43%, respectively.
The Company's pro rata share of the Unconsolidated Joint Venture Centers' fixed rate debt at December 31, 2024 and 2023 was $1.6 billion and $2.8 billion, respectively. The average interest rate on such fixed rate debt at December 31, 2024 and 2023 was 5.28% and 5.06%, respectively. The Company's pro rata share of the Unconsolidated Joint Venture Centers' floating rate debt at December 31, 2024 and 2023 was $132.9 million and $45.2 million, respectively. The average interest rate on such floating rate debt at December 31, 2024 and 2023 was 8.29% and 9.00%, respectively.
The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value. Interest rate cap agreements offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements effectively replace a floating rate on the notional amount with a fixed rate as noted above. As of December 31, 2024, the Company has interest rate cap agreements in place (See Note 4—Investments in Unconsolidated Joint Ventures and Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements). The respective loans each require an interest rate cap agreement to be in place at all times, which limits how high the prevailing floating loan rate index (i.e., SOFR) for the loans can rise. As of the date of this Annual Report on Form 10-K, SOFR for each of these loans exceeded the strike interest rate (the "Strike Rate") within the required interest rate cap agreement. If SOFR does exceed the Strike Rate, each of these loans would then be considered fixed rate debt. If SOFR for these respective loans thereafter no longer exceeds the Strike Rate, then these loans would once again be considered floating rate debt.
In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $5.4 million per year based on $542.9 million of floating rate debt outstanding at December 31, 2024.
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusion Regarding Effectiveness of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation as of December 31, 2024, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). The Company's management concluded that, as of December 31, 2024, its internal control over financial reporting was effective based on this assessment.
KPMG LLP, the independent registered public accounting firm that audited the Company's 2024 consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the Company's internal control over financial reporting which follows below.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
The Macerich Company:
Opinion on Internal Control Over Financial Reporting
We have audited The Macerich Company and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement Schedule III - Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 28, 2025 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Los Angeles, California
February 28, 2025

ITEM 9B.    OTHER INFORMATION
During the three months ended December 31, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The other information required by Item 10 will be included in the Company’s definitive proxy statement to be filed for its 2025 Annual Meeting of Stockholders and is incorporated by reference herein.
The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all of the Company's directors, officers, employees and other covered persons. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. In addition, with regard to the Company's trading in its own securities, it is the Company's policy to comply with insider trading laws, rules and regulations and applicable exchange listing standards. A copy of the Company’s insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.
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
During 2024, there were no material changes to the procedures described in the Company's proxy statement relating to the 2025 Annual Meeting of Stockholders by which stockholders may recommend director nominees to the Company.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 will be included in the Company’s definitive proxy statement to be filed for its 2025 Annual Meeting of Stockholders and is incorporated by reference herein.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 will be included in the Company’s definitive proxy statement to be filed for its 2025 Annual Meeting of Stockholders and is incorporated by reference herein.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be included in the Company’s definitive proxy statement to be filed for its 2025 Annual Meeting of Stockholders and is incorporated by reference herein.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 will be included in the Company’s definitive proxy statement to be filed for its 2025 Annual Meeting of Stockholders and is incorporated by reference herein.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

ITEM 16.    FORM 10-K SUMMARY
Not applicable.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
The Macerich Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Macerich Company and subsidiaries (Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement Schedule III - Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of the fair value of the Chandler Freehold financing arrangement obligation and related gain on sale upon deconsolidation
As discussed in Notes 4, 10, 12, and 16 to the consolidated financial statements, the Company amended the partnership agreement between the Company and its joint venture partner resulting in the derecognition of the related financing arrangement obligation and the recording of a gain on sale of assets. The fair value of the derecognized financing arrangement obligation and corresponding gain recognized upon deconsolidation was determined primarily based upon the fair value of the underlying shopping center owned by the Chandler Freehold joint venture, Chandler Fashion Center, which was previously consolidated through the date of the amended partnership agreement. The fair value of the shopping center was estimated using a discounted cash flow approach. Subsequent changes in the fair value of the financing arrangement obligation were recorded as interest expense through the date the partnership agreement was amended, at which time the financing arrangement was derecognized and recorded in gain on sale of assets. During 2024, the Company recognized a gain on sale of assets of $334,285 thousand related to the deconsolidation of the Chandler Freehold joint venture, net of interest expense of $13,795 thousand related to the current year change in the fair value of the financing arrangement. The gain on sale included $88,721 thousand related to the reversal of the financing arrangement obligation and a $141,291 thousand gain on sale based upon the fair value of the deconsolidated property.
We identified the evaluation of the fair value of the Chandler Freehold financing arrangement obligation and the related gain on sale recorded upon deconsolidation as a critical audit matter. A high degree of auditor judgment was required to evaluate the key assumptions used in the discounted cash flow approach, including the market rental rates, discount rate, and terminal capitalization rate. The analysis was sensitive to reasonably possible changes to these key assumptions, which could have had a significant effect on the determination of fair value of the financing arrangement obligation, specifically the underlying shopping center, and related gain on sale recognized upon deconsolidation. The evaluation of these key assumptions required significant audit effort, including the involvement of valuation professionals with specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s fair value determination process for the financing arrangement obligation and related gain on sale upon deconsolidation, including controls over the development of the key assumptions used in the discounted cash flow analysis.
With the assistance of our valuation professionals with specialized skills and knowledge, we evaluated the key assumptions used in the discounted cash flow analysis by comparing the market rental rates, discount rate, and terminal capitalization rate used by the Company to publicly available market data for comparable properties in a similar geographic region.
Assessment of impairment of property, net and investments in unconsolidated joint ventures
As discussed in Notes 2, 4, and 6 to the consolidated financial statements, the Company evaluates its consolidated property and investments in unconsolidated joint ventures (which own and operate properties) for impairment whenever there are indicators that the carrying value of the property may not be recoverable or where there may be an other-than-temporary impairment of investments in unconsolidated joint ventures. The Company considers property operating performance, expected holding periods, capitalization rates, and other market factors in making this evaluation. If the carrying value of a property exceeds the estimate of its undiscounted cash flows, an impairment loss is recognized equal to the excess of the carrying value over its fair value. The fair value of property is determined through either a sales approach or a discounted cash flow approach. Impairment of properties held in an unconsolidated joint venture follows a similar method. Due to a reduction in the expected holding period of certain consolidated properties, the Company determined the properties’ carrying values were impaired and recorded impairment charges of $334,375 thousand during 2024, of which a portion was recorded based on the discounted cash flow approach and included in gain (loss) on sale or write down of assets, net on the consolidated statement of operations. In addition due to a reduction in the expected holding period on certain joint venture properties, the Company recorded impairment losses of $179,960 thousand during 2024, of which a portion was recorded based on the discounted cash flow approach and included in equity in loss of unconsolidated joint ventures on the consolidated statement of operations. As of December 31, 2024, property, net was $7,097,113 thousand and investments in unconsolidated joint ventures was $654,667 thousand.
We identified the assessment of impairment of property, net and investments in unconsolidated joint ventures as a critical audit matter. Subjective auditor judgment was required to assess the relevant events or changes in circumstances that Company officials considered when evaluating expected holding periods. A shortening of a property’s expected holding period could indicate a potential impairment. In addition, the evaluation of the fair value as determined through a discounted cash flow approach, in particular the key assumptions over the property’s market rental rates, discount rate, and terminal capitalization rate, required a high degree of auditor judgment. The evaluation of these key assumptions required significant audit effort, including the involvement of valuation professionals with specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s property impairment process, including controls over the Company’s evaluation of the expected holding period and the development of the key assumptions used in the discounted cash flow analysis. We evaluated the relevant events or changes in circumstances that the Company considered when evaluating expected holding periods by:
• reading minutes of the meetings of the Company’s Board of Directors and obtaining written representations regarding potential plans, if any, to dispose of certain real estate properties or investments in unconsolidated joint ventures

• inquiring about the Company’s plans with those in the organization responsible for, and having authority over, potential disposition activities
• reading external communications with investors and analysts
• analyzing documents prepared by the Company regarding proposed real estate transactions
• considering the Company’s plans for properties with mortgages maturing within one year.
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
February 28, 2025

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)

	December 31,
	2024	2023
ASSETS:
Property, net	$7,097,113	$5,900,489
Cash and cash equivalents	89,858	94,936
Restricted cash	87,621	95,358
Tenant and other receivables, net	155,350	183,478
Right-of-use assets, net	111,037	118,664
Deferred charges and other assets, net	369,553	263,068
Due from affiliates	1,840	4,755
Investments in unconsolidated joint ventures	654,667	852,764
Total assets	$8,567,039	$7,513,512
LIABILITIES AND EQUITY:
Mortgage notes payable	$4,894,525	$4,136,136
Bank and other notes payable	98,323	89,548
Accounts payable and accrued expenses	87,540	64,194
Lease liabilities	71,683	83,989
Other accrued liabilities	379,863	334,742
Distributions in excess of investments in unconsolidated joint ventures	192,680	174,786
Financing arrangement obligation	—	102,516
Total liabilities	5,724,614	4,985,911
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized at December 31, 2024 and 2023, 252,925,496 and 215,976,614 shares issued and outstanding at December 31, 2024 and 2023, respectively	2,527	2,158
Additional paid-in capital	6,160,780	5,509,603
Accumulated deficit	(3,406,786)	(3,063,789)
Accumulated other comprehensive loss	(34)	(952)
Total stockholders' equity	2,756,487	2,447,020
Noncontrolling interests	85,938	80,581
Total equity	2,842,425	2,527,601
Total liabilities and equity	$8,567,039	$7,513,512

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	For The Years Ended December 31,
	2024	2023	2022
Revenues:
Leasing revenue	$850,453	$809,023	$800,548
Other	37,937	44,860	30,104
Management Companies	29,814	30,185	28,512
Total revenues	918,204	884,068	859,164
Expenses:
Shopping center and operating expenses	306,868	288,407	289,884
Leasing expense	41,340	36,423	32,670
Management Companies' operating expenses	82,059	70,060	67,799
REIT general and administrative expenses	28,145	29,238	27,164
Depreciation and amortization	294,780	282,361	291,612
	753,192	706,489	709,129
Interest (income) expense:
Related parties	(11,264)	(24,206)	34,735
Other	231,251	197,126	182,116
	219,987	172,920	216,851
Gain on extinguishment of debt	(14,403)	(8,208)	—
Total expenses	958,776	871,201	925,980
Equity in loss of unconsolidated joint ventures	(197,352)	(156,937)	(5,256)
Income tax benefit (expense)	1,300	494	(705)
Gain (loss) on sale or write down of assets, net	38,959	(134,523)	7,698
Net loss	(197,665)	(278,099)	(65,079)
Less net (loss) income attributable to noncontrolling interests	(3,545)	(4,034)	989
Net loss attributable to the Company	$(194,120)	$(274,065)	$(66,068)
Earnings per common share attributable to common stockholders:
Basic	$(0.88)	$(1.28)	$(0.31)
Diluted	$(0.88)	$(1.28)	$(0.31)
Weighted average number of common shares outstanding:
Basic	221,845,000	215,548,000	215,031,000
Diluted	221,845,000	215,548,000	215,031,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands)

	For The Years Ended December 31,
	2024	2023	2022
Net loss	$(197,665)	$(278,099)	$(65,079)
Other comprehensive income (loss):
Interest rate cap/swap agreements	918	(1,584)	656
Comprehensive loss	(196,747)	(279,683)	(64,423)
Less net (loss) income attributable to noncontrolling interests	(3,545)	(4,034)	989
Comprehensive loss attributable to the Company	$(193,202)	$(275,649)	$(65,412)
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

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Dollars in thousands, except per share data)

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at December 31, 2022	215,241,129	$2,151	$5,506,084	$(2,643,094)	$632	$2,865,773	$83,576	$2,949,349
Net loss	—	—	—	(274,065)	—	(274,065)	(4,034)	(278,099)
Interest rate cap agreements	—	—	—	—	(1,584)	(1,584)	—	(1,584)
Amortization of share and unit-based plans	325,229	3	16,062	—	—	16,065	—	16,065
Employee stock purchases	226,766	2	1,796	—	—	1,798	—	1,798
Stock offerings, net	—	—	(583)	—	—	(583)	—	(583)
Distributions declared ($0.68) per share	—	—	—	(146,630)	—	(146,630)	—	(146,630)
Distributions to noncontrolling interests	—	—	—	—	—	—	(12,660)	(12,660)
Conversion of noncontrolling interests to common shares	183,490	2	5,427	—	—	5,429	(5,429)	—
Redemption of noncontrolling interests	—	—	39	—	—	39	(94)	(55)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(19,222)	—	—	(19,222)	19,222	—
Balance at December 31, 2023	215,976,614	$2,158	$5,509,603	$(3,063,789)	$(952)	$2,447,020	$80,581	$2,527,601

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Dollars in thousands, except per share data)

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at December 31, 2023	215,976,614	$2,158	$5,509,603	$(3,063,789)	$(952)	$2,447,020	$80,581	$2,527,601
Net loss	—	—	—	(194,120)	—	(194,120)	(3,545)	(197,665)
Interest rate cap agreements	—	—	—	—	918	918	—	918
Amortization of share and unit-based plans	434,654	4	13,984	—	—	13,988	—	13,988
Employee stock purchases	176,240	2	1,845	—	—	1,847	—	1,847
Stock offerings, net	36,110,918	361	656,664	—		657,025	—	657,025
Distributions declared ($0.68) per share	—	—	—	(148,877)	—	(148,877)	—	(148,877)
Distributions to noncontrolling interests	—	—	—	—	—	—	(12,412)	(12,412)
Conversion of noncontrolling interests to common shares	227,070	2	11,206	—	—	11,208	(11,208)	—
Adjustment of noncontrolling interests in Operating Partnership	—	—	(32,522)	—	—	(32,522)	32,522	—
Balance at December 31, 2024	252,925,496	$2,527	$6,160,780	$(3,406,786)	$(34)	$2,756,487	$85,938	$2,842,425

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(197,665)	$(278,099)	$(65,079)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on extinguishment of debt	(14,403)	(8,208)	—
(Gain) loss on sale or write down of assets, net	(38,959)	134,523	(7,698)
Depreciation and amortization	305,875	296,394	302,480
Amortization of net discount on mortgage notes payable	13,061	—	—
Amortization of share and unit-based plans	12,131	13,166	17,638
Straight-line rent and amortization of above and below market leases, net	(3,057)	522	(1,271)
Provision for (recovery of) doubtful accounts	6,153	(2,699)	(656)
Income tax (benefit) expense	(1,300)	(494)	705
Equity in loss of unconsolidated joint ventures	197,352	156,937	5,256
Change in fair value of financing arrangement obligation	(13,795)	(35,118)	24,233
Distributions of income from unconsolidated joint ventures	—	280	1,532
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables	3,441	354	6,610
Other assets	(16,193)	6,100	(13,246)
Due from affiliates	2,915	(1,456)	(3,626)
Accounts payable and accrued expenses	21,306	1,870	(382)
Other accrued liabilities	6,583	11,430	71,014
Net cash provided by operating activities	283,445	295,502	337,510
Cash flows from investing activities:
Acquisition of property	(170,829)	(46,687)	(24,544)
Development, redevelopment, expansion and renovation of properties	(109,317)	(77,941)	(42,153)
Property improvements	(58,330)	(74,562)	(52,640)
Proceeds from collection of notes receivable	—	3,500	—
Deferred leasing costs	(4,910)	(7,000)	(3,111)
Distributions from unconsolidated joint ventures	93,998	300,861	131,306
Contributions to unconsolidated joint ventures	(48,967)	(81,158)	(81,718)
Cash and restricted cash acquired from acquisition of previously unconsolidated joint venture	49,002	—	—
Derecognition of cash previously held by a consolidated joint venture to an unconsolidated joint venture	(13,005)	—	—
Proceeds from collection of receivable in connection with sale of joint venture property	—	—	21,000
Proceeds from sale of assets	282,148	35,528	50,458
Net cash provided by (used in) investing activities	19,790	52,541	(1,402)

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	1,225,000	719,000	277,000
Payments on mortgages, bank and other notes payable	(2,023,651)	(863,258)	(406,075)
Deferred financing costs	(8,785)	(28,913)	(6,446)
Payment on finance arrangement obligation	—	(5,587)	—
Payments on finance leases	(6,197)	(2,000)	(1,923)
Proceeds from share and unit-based plans	1,847	1,798	1,741
Proceeds (costs) from stock offerings, net	657,025	(583)	(183)
Redemption of noncontrolling interests	—	(55)	(328)
Contributions from noncontrolling interests	—	—	602
Dividends and distributions	(161,289)	(159,290)	(186,328)
Net cash used in financing activities	(316,050)	(338,888)	(321,940)
Net (decrease) increase in cash and cash equivalents and restricted cash	(12,815)	9,155	14,168
Cash and cash equivalents and restricted cash at beginning of year	190,294	181,139	166,971
Cash and cash equivalents and restricted cash at end of year	$177,479	$190,294	$181,139
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$186,345	$191,500	$180,321
Non-cash investing and financing activities:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$49,484	$48,191	$35,334
Derecognition of previously consolidated property and related liabilities to investment in unconsolidated joint venture	$347,290	$—	$—
Conversion of Operating Partnership Units to common stock	$11,208	$5,429	$2,700
Assets acquired from unconsolidated joint ventures	$2,124,511	$46,713	$23,554
Liabilities assumed from unconsolidated joint ventures	$1,867,749	$—	$—

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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of December 31, 2024, the Company was the sole general partner of and held a 96% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
2. Summary of Significant Accounting Policies:
Basis of Presentation:
These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP").
The accompanying consolidated financial statements include the accounts of the Company. Investments in entities in which the Company has a controlling financial interest or entities that meet the definition of a variable interest entity ("VIE") in accordance with Accounting Standards Codification Topic 810, "Consolidation", in which the Company has, as a result of ownership, contractual or other financial interests, both the power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE are consolidated; otherwise they are accounted for under the equity method of accounting and are reflected as investments in unconsolidated joint ventures.
The Company's sole significant asset is its investment in the Operating Partnership and as a result, substantially all of the Company's assets and liabilities represent the assets and liabilities of the Operating Partnership. In addition, the Operating Partnership has investments in a number of VIEs, including SanTan Village Regional Center.
The Operating Partnership's VIEs included the following assets and liabilities:

	December 31,
	2024	2023
Assets:
Property, net	$122,102	$128,673
Other assets	22,034	22,277
Total assets	$144,136	$150,950
Liabilities:
Mortgage notes payable	$219,595	$219,506
Other liabilities	71,268	78,794
Total liabilities	$290,863	$298,300

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
2. Summary of Significant Accounting Policies: (Continued)
Basis of Presentation: (Continued)
All intercompany accounts and transactions have been eliminated in the consolidated financial statements.
The following table presents a reconciliation of the beginning of year and end of year cash and cash equivalents and restricted cash reported on the Company's consolidated balance sheets to the totals shown on its consolidated statements of cash flows:

	2024	2023	2022
Beginning of year
Cash and cash equivalents	$94,936	$100,320	$112,454
Restricted cash	95,358	80,819	54,517
Cash and cash equivalents and restricted cash	$190,294	$181,139	$166,971
End of year
Cash and cash equivalents	$89,858	$94,936	$100,320
Restricted cash	87,621	95,358	80,819
Cash and cash equivalents and restricted cash	$177,479	$190,294	$181,139

Cash and Cash Equivalents and Restricted Cash:
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents, for which cost approximates fair value. Restricted cash includes impounds of property taxes and other capital reserves required under loan and other agreements.
Revenues:
Leasing revenue includes minimum rents, percentage rents, tenant recoveries and other leasing income. Minimum rental revenues are recognized on a straight-line basis over the terms of the related leases. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight-line rent adjustment." Minimum rents were decreased by $759, $4,624 and $777 due to the straight-line rent adjustment during the years ended December 31, 2024, 2023 and 2022, respectively. Percentage rents are recognized and accrued when tenants' specified sales targets have been met. Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred. Other tenants pay a fixed rate and these tenant recoveries are recognized as revenues on a straight-line basis over the term of the related leases.
The Management Companies provide property management, leasing, corporate, development, redevelopment and acquisition services to affiliated and non-affiliated shopping centers. In consideration for these services, the Management Companies receive monthly management fees generally ranging from 1.5% to 4.0% of the gross monthly rental revenue of the properties managed.
Property:
Maintenance and repair expenses are charged to operations as incurred. Costs for major replacements and betterments, which includes HVAC equipment, roofs, parking lots, etc., are capitalized and depreciated over their estimated useful lives. Gains and losses are recognized upon disposal or retirement of the related assets and are reflected in earnings. Gains on the disposition of real estate are recognized when the Company transfers control as well as the risks and rewards of ownership to the buyer.

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
Investment in Unconsolidated Joint Ventures:
The Company accounts for its investments in joint ventures using the equity method of accounting unless the Company has a controlling financial interest in the joint venture or the joint venture meets the definition of a VIE in which the Company is the primary beneficiary through both its power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Although the Company has a greater than 50% interest in Corte Madera Village, LLC, Macerich HHF Centers LLC and Freehold Chandler Holdings LP, the Company does not have controlling financial interests in these joint ventures due to the substantive participation rights of the outside partners in these joint ventures and, therefore, accounts for its investments in these joint ventures using the equity method of accounting.
Equity method investments are typically recorded on the balance sheet at cost and are subsequently adjusted to reflect the Company’s proportionate share of net earnings and losses, distributions received, additional contributions and certain other adjustments, as appropriate. The Company ceases recognizing its proportionate share of net losses when such losses reduce the investment to zero and the Company has no obligation to guarantee the joint venture’s obligations and is not otherwise committed to provide further financial support to the joint venture. The Company separately reports investments in joint ventures when accumulated distributions have exceeded the Company’s investment, as distributions in excess of investments in unconsolidated joint ventures. The net investment of certain joint ventures is less than zero because of financing or operating distributions that are usually greater than net income, as net income includes charges for depreciation and amortization.
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

The range of the terms of the agreements is as follows:

Deferred leasing costs	1 - 20 years
Deferred financing costs	1 - 15 years
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
The fair values of interest rate agreements are determined using the market standard methodology of discounting the future expected cash payments or receipts that would occur if variable interest rates fell below or rose above the strike rate of the interest rate agreements. The variable interest rates used in the calculation of projected receipts on the interest rate agreements are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.
The Company recorded its financing arrangement obligation at fair value on a recurring basis with changes in fair value being recorded as interest expense in the Company’s consolidated statements of operations. The fair value was determined based on a discounted cash flow model, with the significant unobservable inputs including the discount rate, terminal capitalization rate and market rents. The fair value of the financing arrangement obligation was sensitive to these significant unobservable inputs and a change in these inputs would have resulted in a significantly higher or lower fair value measurement.
Concentration of Risk:
The Company maintains its cash accounts in a number of commercial banks. Accounts at these banks are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $250. At various times during the year, the Company had deposits in excess of the FDIC insurance limit.
No Center or tenant generated more than 10% of total revenues during the years ended December 31, 2024, 2023 or 2022, with the exception of one Center in New York which represented approximately 11%, 11% and 12% of the Company's consolidated revenues for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Recent Accounting Pronouncements:
In November 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
2. Summary of Significant Accounting Policies: (Continued)
requires incremental disclosures related to a public entity’s reportable segments. Required disclosures include, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount for other segment items (which is the difference between segment revenue less segment expenses and less segment profit or loss) and a description of its composition, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also permits disclosure of more than one measure of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 beginning with its fiscal year ended December 31, 2024. The adoption of ASU 2023-07 did not have any material impact on the Company's consolidated financial statements as the primary change was the inclusion of additional disclosures related to the Company's single reportable segment (See Note 22–Segment Reporting).
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). The amendments in ASU 2024-03 apply to all public business entities and require disclosure of specified information about certain costs and expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact of adopting ASU 2024-03.
In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments ("ASU 2024-04"). The amendments in ASU 2024-04 clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The new guidance is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. The Company is currently evaluating the potential impact of adopting ASU 2024-04.
3. Earnings Per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of earnings per share for the years ended December 31 (shares in thousands):

	2024	2023	2022
Numerator
Net loss	$(197,665)	$(278,099)	$(65,079)
Less: net (loss) income attributable to noncontrolling interests	(3,545)	(4,034)	989
Net loss attributable to the Company	(194,120)	(274,065)	(66,068)
Allocation of earnings to participating securities	(906)	(870)	(856)
Numerator for basic and diluted EPS—net income (loss) attributable to common stockholders	$(195,026)	$(274,935)	$(66,924)
Denominator
Denominator for basic and diluted EPS—weighted average number of common shares outstanding(1)	221,845	215,548	215,031
EPS—net income (loss) attributable to common stockholders:
Basic and diluted	$(0.88)	$(1.28)	$(0.31)

____________________________________
(1)Diluted EPS excludes 99,565, 99,565 and 99,565 convertible preferred units for the years ended December 31, 2024, 2023 and 2022, respectively, as their impact was antidilutive.
Diluted EPS excludes 10,017,081, 8,952,452 and 8,646,182 Operating Partnership units ("OP Units") for the years ended December 31, 2024, 2023 and 2022, respectively, as their effect was antidilutive.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures:
The Company owns operating properties through various unconsolidated joint ventures with third parties. The Company's direct or indirect ownership interest in each joint venture as of December 31, 2024 was as follows:

Joint Venture	Ownership %(1)
AM Tysons LLC	50.0%
Corte Madera Village, LLC	50.1%
Freehold Chandler Holdings LP - Chandler Fashion Center	50.1%
Kierland Commons Investment LLC	50.0%
Macerich HHF Broadway Plaza LLC—Broadway Plaza	50.0%
Macerich HHF Centers LLC—Various Properties	51.0%
Propcor II Associates, LLC—Boulevard Shops	50.0%
Paradise Valley - Various Entities	5.0%
Scottsdale Fashion Square Partnership	50.0%
TM TRS Holding Company LLC	50.0%
Tysons Corner LLC	50.0%
Tysons Corner Hotel I LLC	50.0%
Tysons Corner Property Holdings II LLC	50.0%
Tysons Corner Property LLC	50.0%
West Acres Development, LLP	19.0%
WMAP, L.L.C.—Atlas Park, The Shops at	50.0%
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

The Company has made the following investments, dispositions and financings in unconsolidated joint ventures during the years ended December 31, 2024, 2023 and 2022 and events subsequent to December 31, 2024:
On February 2, 2022, the Company’s joint venture in FlatIron Crossing replaced the existing $197,011 loan on the property with a new $175,000 loan that bore interest at SOFR plus 3.70% and matured on February 9, 2025. The loan was covered by an interest rate cap agreement that effectively prevented SOFR from exceeding 4.0% through February 15, 2024 and 5.0% through February 9, 2025.
On August 2, 2022, the Company acquired the remaining 50% ownership interest in two former Sears parcels (Deptford Mall and Vintage Faire Mall) in MS Portfolio LLC, the Company's joint venture with Seritage Growth Properties ("Seritage"), for a total purchase price of approximately $24,544. As a result of this transaction and the shortening of holding periods on certain other assets in the joint venture, an impairment loss was recorded for the year ended December 31, 2022. The Company's share of the impairment loss was $27,054. Effective as of August 2, 2022, the Company now owns and has consolidated its 100% interest in these two former Sears parcels in its consolidated financial statements (See Note 15—Acquisitions).
On November 14, 2022, the Company's joint venture in Washington Square closed on a four-year maturity date extension for the existing loan to November 1, 2026, including extension options. The Company's joint venture repaid $15,000 ($9,000 at

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)
the Company's pro rata share) of the outstanding loan balance at closing. The loan bore interest at SOFR plus 4.0% and was covered by an interest rate cap agreement that effectively prevented SOFR from exceeding 4.0% through November 1, 2024. On November 1, 2023, the Company's joint venture repaid an additional $15,000 ($9,000 at the Company's pro rata share) of the outstanding loan balance.
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
Effective May 9, 2023, the Company’s joint venture in Country Club Plaza defaulted on the $295,210 ($147,605 at the Company’s pro rata share) non-recourse loan on the property. The Company’s joint venture was in negotiations with the lender on the terms of this non-recourse loan. Accordingly, the joint venture shortened the holding period of the property due to the uncertainty as to the outcome of these discussions. As a result of shortening the holding period, the joint venture determined the fair value of the property was less than the carrying value and recorded an impairment loss during 2023. The Company recognized $100,997 as its share of the impairment which was limited to the extent of its investment which was reduced to zero.
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
On October 24, 2024, the Company acquired its joint venture partner's 40% interest in the Pacific Premier Retail Trust portfolio, which includes Los Cerritos Center, Washington Square and Lakewood Center, for a net purchase price of approximately $122,132, which includes the assumption of the partner's share of property level indebtedness. As a result of this transaction and the shortening of holding periods, an impairment loss was recorded by the joint venture. The Company's share of the impairment loss was $117,031. The Company now owns and consolidates its 100% interests in these properties (See Note 15—Acquisitions).
On February 7, 2025, the Company's joint venture in Flatiron Crossing repaid in full the $14,532 mezzanine loan and $14,532 of the first mortgage, and obtained a 90-day extension for the remaining $140,480 of the first mortgage. The mezzanine loan had an interest rate of SOFR plus 12.25% and the first mortgage had an interest rate of SOFR plus 2.90% for a weighted average aggregate interest rate of SOFR plus 3.70%. The interest rate on the first mortgage is SOFR plus 2.90% during the extension period.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)
Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.

Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures as of December 31:

	2024	2023
Assets(1):
Property, net	$3,519,602	$7,201,941
Other assets	459,468	607,864
Total assets	$3,979,070	$7,809,805
Liabilities and partners' capital(1):
Mortgage and other notes payable	$3,461,032	$5,445,411
Other liabilities	324,799	436,179
Company's capital	100,684	1,090,403
Outside partners' capital	92,555	837,812
Total liabilities and partners' capital	$3,979,070	$7,809,805
Investment in unconsolidated joint ventures:
Company's capital	$100,684	$1,090,403
Basis adjustment(2)	361,303	(412,425)
	$461,987	$677,978

Assets—Investments in unconsolidated joint ventures	654,667	$852,764
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(192,680)	(174,786)
	$461,987	$677,978

_______________________________________________________________________________

(1)These amounts include $2,613,690 of assets and $1,578,328 of liabilities of Pacific Premier Retail LLC (the "PPR Portfolio") as of December 31, 2023. On October 24, 2024, the Company acquired its joint venture partner's 40% interest in the PPR Portfolio as described above.

(2)The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity into (loss) income on a straight-line basis consistent with the lives of the underlying assets or on an accelerated basis upon disposition by the joint venture. The amortization of this difference was $343,722, $(14,316) and $9,371 for the years ended December 31, 2024, 2023 and 2022, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)
Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	PPR Portfolio	Other Joint Ventures	Total
Year Ended December 31, 2024
Revenues:
Leasing revenue	$131,449	$610,011	$741,460
Other	1,416	26,344	27,760
Total revenues	132,865	636,355	769,220
Expenses:
Shopping center and operating expenses	32,413	212,023	244,436
Leasing expense	1,218	4,858	6,076
Interest expense	67,319	195,123	262,442
Depreciation and amortization	60,276	208,844	269,120
Total operating expenses	161,226	620,848	782,074
Loss on sale or write down of assets, net	(640,803)	(199,169)	(839,972)
Net loss	$(669,164)	$(183,662)	$(852,826)
Company's equity in net loss(1)	$(134,398)	$(62,954)	$(197,352)

Year Ended December 31, 2023
Revenues:
Leasing revenue	$178,790	$690,013	$868,803
Other	2,295	21,628	23,923
Total revenues	181,085	711,641	892,726
Expenses:
Shopping center and operating expenses	44,096	247,843	291,939
Leasing expense	1,709	4,960	6,669
Interest expense	87,586	197,840	285,426
Depreciation and amortization	89,629	250,005	339,634
Total operating expenses	223,020	700,648	923,668
Loss on sale or write down of assets, net	—	(192,336)	(192,336)
Net loss	$(41,935)	$(181,343)	$(223,278)
Company's equity in net loss(1)	$(16,517)	$(140,420)	$(156,937)

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)

	PPR Portfolio	Other Joint Ventures	Total
Year Ended December 31, 2022
Revenues:
Leasing revenue	$183,620	$668,523	$852,143
Other	739	19,967	20,706
Total revenues	184,359	688,490	872,849
Expenses:
Shopping center and operating expenses	41,904	232,213	274,117
Leasing expense	1,684	4,880	6,564
Interest expense	65,957	148,443	214,400
Depreciation and amortization	95,990	258,008	353,998
Total operating expenses	205,535	643,544	849,079
Loss on sale or write down of assets, net	—	(28,968)	(28,968)
Net (loss) income	$(21,176)	$15,978	$(5,198)
Company's equity in net loss(1)	$(3,501)	$(1,755)	$(5,256)

_______________________________________________________________________________

(1)These amounts include impairment losses at the Company's share of $179,960, $152,360 and $27,054 for the years ended December 31, 2024, 2023 and 2022, respectively.
Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.
5. Derivative Instruments and Hedging Activities:
The Company uses interest rate cap agreements to manage the interest rate risk on certain floating rate debt. The Company recorded other comprehensive income (loss) related to the marking-to-market of derivative instruments of $918, $(1,584) and $656 during the years ended December 31, 2024, 2023 and 2022, respectively. The $918 in other comprehensive income for the year ended December 31, 2024, $1,584 in other comprehensive loss for the year ended December 31, 2023 and $632 of the $656 in other comprehensive income for the year ended December 31, 2022 is the Company's pro rata share of hedged derivative instruments from certain unconsolidated joint ventures.
The following derivatives were outstanding at December 31, 2024 and 2023:

						Fair Value
Property	Designation	Notional Amount	Product	SOFR/LIBOR Rate	Maturity	2024	2023
Santa Monica Place	Non-Hedged	$300,000	Cap	4.00%	12/9/2024	$—	$2,665
The Macerich Partnership, L.P.	Non-Hedged	$(300,000)	Sold Cap	4.00%	12/9/2024	$—	$(2,658)

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
6. Property, net:
Property, net at December 31, 2024 and 2023 consists of the following:

	2024	2023
Land	$1,713,296	$1,388,345
Buildings and improvements	6,608,217	6,070,367
Tenant improvements	617,007	724,427
Equipment and furnishings(1)	170,570	186,717
Construction in progress	335,890	340,496
	9,444,980	8,710,352
Less accumulated depreciation(1)	(2,347,867)	(2,809,863)
	$7,097,113	$5,900,489

(1)Equipment and furnishings and accumulated depreciation include the cost and accumulated amortization of ROU assets in connection with finance leases at December 31, 2024 and 2023 (See Note 8—Leases).
Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $269,020, $265,140 and $271,494, respectively.
The gain (loss) on sale or write down of assets, net for the years ended December 31, 2024, 2023 and 2022 consist of the following:

	2024	2023	2022
Property sales(1)	$372,149	$13,380	$386
Write-down of assets(2)	(334,375)	(153,495)	(15,045)
Land sales(3)	1,185	5,592	22,357
	$38,959	$(134,523)	$7,698
_______________________________________________________________________________

(1)For the year ended December 31, 2024, includes a gain of $334,285 as a result of the Company no longer recognizing its investment in Chandler Fashion Center as a financing arrangement. Effective June 13, 2024, the Company accounts for its investment under the equity method of accounting (See Note 12—Financing Arrangement and Note 16—Dispositions). Also includes a gain of $42,815 from the sale of the Company's interest in Biltmore Fashion Park (See Note 4—Investments in Unconsolidated Joint Ventures). For the year ended December 31, 2023, includes gains related to the sale of The Marketplace at Flagstaff and Superstition Springs Power Center (See Note 16—Dispositions).

(2)For the year ended December 31, 2024, includes impairment losses of $334,265 due to the reduction of the estimated holding periods of certain properties, including Fashion District Philadelphia, The Oaks, Santa Monica Place and Wilton Mall. For the year ended December 31, 2023, includes impairment losses of $144,656 on Fashion Outlets of Niagara Falls and $7,880 on Towne Mall. For the year ended December 31, 2022, includes impairment loss of $5,471 relating to the Company's investment in MS Portfolio LLC (See Note 4—Investments in Unconsolidated Joint Ventures) and impairment loss of $5,140 on Towne Mall. The impairment losses were

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
6. Property, net: (Continued)
due to the reduction of the estimated holding periods of the properties. The remaining amounts for the years ended December 31, 2024, 2023 and 2022 mainly pertain to the write off of development costs.

(3)See Note 16—Dispositions.

The following table summarizes certain of the Company's assets that were measured on a nonrecurring basis as a result of impairment charges recorded for the years ended December 31, 2024, 2023 and 2022 as described above:

Years ended December 31,	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
2024	$436,000	$—	$26,000	$410,000
2023	$63,200	$—	$—	$63,200
2022	$18,250	$—	$—	$18,250
The fair value (Level 2 measurement) relating to a portion of the 2024 impairments were based on sales contracts and are classified within Level 2 of the fair value hierarchy. The fair value (Level 3 measurement) related to the 2024, 2023 and 2022 impairments were based upon an income approach, using an estimated terminal capitalization rate in the range of 7.3% to 13.0%, a discount rate in the range of 9.0% and 14.5% and market rents per square foot of $8 to $500. The fair value is sensitive to these significant unobservable inputs.
7. Tenant and Other Receivables, net:
Included in tenant and other receivables, net is an allowance for doubtful accounts of $7,146 and $4,824 at December 31, 2024 and 2023, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $17,214 and $15,076 at December 31, 2024 and 2023, respectively, and a deferred rent receivable due to straight-line rent adjustments of $94,445 and $105,260 at December 31, 2024 and 2023, respectively.
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
The following table summarizes the components of leasing revenue for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Leasing revenue - fixed payments	$629,902	$570,869	$551,459
Leasing revenue - variable payments	226,704	235,455	248,433
(Provision for) recovery of doubtful accounts	(6,153)	2,699	656
	$850,453	$809,023	$800,548

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
8. Leases: (Continued)
The following table summarizes the future rental payments to the Company:

2025	$584,475
2026	481,460
2027	382,571
2028	304,496
2029	234,401
Thereafter	947,504
$2,934,907
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
The following table summarizes the lease costs for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Operating lease costs	$13,060	$13,608	$15,133
Finance lease costs:
Amortization of ROU assets	1,181	1,366	1,930
Interest on lease liabilities	256	420	499
	$14,497	$15,394	$17,562
The following table summarizes the future rental payments required under the leases as of December 31, 2024:

Year ending	Operating Leases	Finance Leases
2025	$11,527	$1,744
2026	11,640	344
2027	11,810	344
2028	8,600	344
2029	6,402	344
Thereafter	68,717	1,230
Total undiscounted rental payments	118,696	4,350
Less imputed interest	(51,421)	58
Total lease liabilities	$67,275	$4,408

The Company's weighted average remaining lease term of its operating and finance leases at December 31, 2024 was 24.3 years and 2.6 years, respectively. The Company's weighted average incremental borrowing rate of its operating and finance leases at December 31, 2024 was 7.2% and 2.8%, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
9. Deferred Charges and Other Assets, net:
Deferred charges and other assets, net at December 31, 2024 and 2023 consist of the following:

	2024	2023
Leasing	$69,077	$89,175
Intangible assets:
In-place lease values(1)	142,979	59,478
Leasing commissions and legal costs(1)	27,676	16,364
Above-market leases	74,712	66,002
Deferred tax assets	25,324	24,024
Deferred compensation plan assets	69,031	62,755
Other assets	48,771	73,576
	457,570	391,374
Less accumulated amortization(2)	(88,017)	(128,306)
	$369,553	$263,068
_______________________________

(1)The amortization of these intangible assets for the next five years and thereafter is as follows:

Year Ending December 31,
2025	$51,111
2026	26,731
2027	17,828
2028	11,615
2029	8,376
Thereafter	21,111
$136,772

(2)Accumulated amortization includes $33,883 and $39,540 relating to in-place lease values, leasing commissions and legal costs at December 31, 2024 and 2023, respectively. Amortization expense for in-place lease values, leasing commissions and legal costs was $18,423, $7,417 and $6,734 for the years ended December 31, 2024, 2023 and 2022, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
9. Deferred Charges and Other Assets, net: (Continued)
The allocated values of above-market leases and below-market leases consist of the following as of December 31, 2024 and 2023:

	2024	2023
Above-Market Leases(1)
Original allocated value	$74,712	$66,002
Less accumulated amortization	(26,173)	(36,926)
	$48,539	$29,076
Below-Market Leases(1)
Original allocated value	$114,150	$85,174
Less accumulated amortization	(36,338)	(37,490)
	$77,812	$47,684
_______________________________

(1)Above-market leases are included in deferred charges and other assets, net. Below-market leases are included in other accrued liabilities.

The allocated values of above and below-market leases will be amortized into minimum rents on a straight-line basis over the individual remaining lease terms. The amortization of these values for the next five years and thereafter is as follows:

Year Ending December 31,	Above Market	Below Market
2025	$12,535	$15,874
2026	9,201	13,306
2027	7,253	10,069
2028	5,408	8,079
2029	4,502	6,982
Thereafter	9,640	23,502
	$48,539	$77,812

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
10. Mortgage Notes Payable:
Mortgage notes payable at December 31, 2024 and 2023 consist of the following:

	Carrying Amounts of Mortgage Notes(1)		Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Property Pledged as Collateral	2024	2023
Arrowhead Towne Center(5)	$351,905	$—	6.75%	$1,921	2028
Chandler Fashion Center(6)	—	255,924	—%	—	—
Danbury Fair Mall(7)	152,149	122,502	6.59%	836	2034
Fashion District Philadelphia(8)	—	70,820	—%	—	—
Fashion Outlets of Chicago	299,465	299,375	4.61%	1,145	2031
Fashion Outlets of Niagara Falls USA(9)	80,775	86,470	6.52%	727	2026
Freehold Raceway Mall(6)	399,210	399,044	3.94%	1,300	2029
Fresno Fashion Fair	324,652	324,453	3.67%	971	2026
Green Acres Mall(10)	361,948	359,264	6.62%	1,819	2028
Kings Plaza Shopping Center	537,471	536,956	3.71%	1,629	2030
Lakewood Center(11)	304,557	—	8.00%	1,826	2026
Los Cerritos Center(12)	472,745	—	5.77%	2,506	2027
Oaks, The(13)	—	151,496	—%	—	—
Pacific View	70,560	70,976	5.45%	399	2032
Queens Center(14)	522,945	600,000	5.45%	2,349	2029
Santa Monica Place(15)	298,791	297,474	6.35%	1,480	2024
SanTan Village Regional Center	219,595	219,506	4.34%	788	2029
South Plains Mall(16)	193,870	—	7.97%	703	2025
Victor Valley, Mall of(17)	83,928	114,966	6.85%	476	2034
Vintage Faire Mall	219,959	226,910	3.55%	1,256	2026
	$4,894,525	$4,136,136

(1)The mortgage notes payable balances include the unamortized debt discounts. Debt discounts represent the deficiency of the fair value of debt under the principal value of debt assumed in various acquisitions. The debt discounts are being amortized into interest expense over the term of the related debt in a manner which approximates the effective interest method.
The debt discounts as of December 31, 2024 consisted of the following:

Property Pledged as Collateral
Arrowhead Towne Center	$27,552
Lakewood Center	19,723
Los Cerritos Center	22,521
South Plains	6,130
$75,926
The mortgage notes payable balances also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs were $22,042 and $21,148 at December 31, 2024 and 2023, respectively.
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
(6)On November 16, 2023, the Company acquired its joint venture partner's 49.9% interest in Freehold Raceway Mall for $5.6 million and assumed the partner's share of debt. The Company now owns 100% of Freehold Raceway Mall (See Note 15—Acquisitions). On June 13, 2024, the partnership agreement between the Company and its partner was amended and as a result, the Company no longer accounts for its investment in Chandler Fashion Center as a financing arrangement. Effective June 13, 2024, the Company accounts for its investment in Chandler Fashion Center under the equity method of accounting and the related debt has been deconsolidated (See Note 12—Financing Arrangement and Note 16—Dispositions).
(7)On January 25, 2024, the Company replaced the existing loan with a $155,000 loan that bears interest at a fixed rate of 6.39%, is interest only during the majority of the loan term and matures on February 6, 2034.
(8)On January 20, 2023, the Company repaid $26,107 of the outstanding loan balance and exercised its one-year extension option of the loan to January 22, 2024. The interest rate was SOFR plus 3.60%. On January 22, 2024, the Company repaid the majority of the loan balance and the remaining $8,171 was scheduled to mature on April 21, 2024 and was paid in full on April 19, 2024.
(9) Effective October 6, 2023, the loan was in default and the Company was in negotiations with the lender on the terms of this non-recourse loan. On March 19, 2024, the Company closed on a three-year extension of the loan to October 6, 2026. The interest rate remained unchanged at 5.90%.
(10) On January 3, 2023, the Company closed on a five-year $370,000 combined refinance of Green Acres Mall and Green Acres Commons. The new interest only loan bears interest at a fixed rate of 5.90% and matures on January 6, 2028.
(11)On October 24, 2024, the Company acquired the remaining 40% ownership interest in Lakewood Center that it did not previously own and has consolidated its 100% interest (See Note 15—Acquisitions). In connection with the acquisition, the Company assumed the partner's share of the loan on the property.
(12)On October 24, 2024, the Company acquired the remaining 40% ownership interest in Los Cerritos Center that it did not previously own and has consolidated its 100% interest (See Note 15—Acquisitions). In connection with the acquisition, the Company assumed the partner's share of the loan on the property.
(13)On May 6, 2022, the Company closed on a two-year extension of the loan to June 5, 2024 at a new fixed interest rate of 5.25%. The Company repaid $5,000 of the outstanding loan balance at closing. On June 5, 2023, the Company repaid $10,000 of the outstanding loan balance. On December 10, 2024, the Company sold The Oaks and concurrently paid off the loan balance with the net proceeds (See Note 16—Dispositions).
(14)On October 28, 2024, the Company closed a $525,000, five-year refinance of the loan on Queens Center. The new loan bears interest at a fixed rate of 5.37%, is interest only during the entire loan term and matures on November 6, 2029.
(15)On December 9, 2022, the Company closed on a three-year extension of the loan to December 9, 2025, including extension options. The interest rate remained unchanged at LIBOR plus 1.48%, and converted to 1-month Term SOFR plus 1.52% effective July 9, 2023. The loan was covered by an interest rate cap agreement that effectively prevented LIBOR from exceeding 4.0% during the period ending December 9, 2023. The interest rate cap agreement was converted to 1-month Term SOFR effective July 9, 2023. The interest rate cap agreement was extended with a 4% strike rate to December 9, 2024 and was not renewed upon its maturity. Effective April 9, 2024, the loan is in default and accrues incremental default interest of 4%. The Company is in negotiations with the lender on the terms of this non-recourse loan.
(16)On May 14, 2024, the Company acquired the remaining 40% ownership interest in South Plains Mall that it did not previously own and has consolidated its 100% interest (See Note 15—Acquisitions). In connection with the acquisition, the Company assumed the partner's share of the loan on the property.
(17)On August 22, 2024, the Company replaced the existing loan with an $85,000 loan that bears interest at a fixed rate of 6.72%, is interest only during the entire loan term and matures on September 6, 2034.
Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.
As of December 31, 2024, all of the Company's mortgage notes payable are secured by the properties on which they are placed and are non-recourse to the Company.
The Company expects all loan maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or with cash on hand, with the exception of Santa Monica Place as noted above.
Total interest expense capitalized during the years ended December 31, 2024, 2023 and 2022 was $22,589, $20,531 and $10,471, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
10. Mortgage Notes Payable: (Continued)
The estimated fair value (Level 2 measurement) of mortgage notes payable at December 31, 2024 and 2023 was $4,726,227 and $3,863,997, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.
The future maturities of mortgage notes payable are as follows:

Year Ending December 31,
2025	$541,392
2026	949,264
2027	484,098
2028	733,318
2029	1,138,441
Thereafter	1,145,980
4,992,493
Deferred finance cost, net	(22,042)
$4,970,451
The future maturities reflected above reflect the extension options that the Company believes will be exercised.
11. Bank and Other Notes Payable:
Bank and other notes payable at December 31, 2024 and 2023 consist of the following:
Credit Facility:
Previously, the Company had a $525,000 revolving loan facility, which was scheduled to mature on April 14, 2024. On September 11, 2023, the Company and the Operating Partnership entered into an amended and restated credit agreement, which amended and restated their prior credit agreement, and provides for an aggregate $650,000 revolving loan facility that matures on February 1, 2027, with a one-year extension option. The revolving loan facility can be expanded up to $950,000, subject to receipt of lender commitments and other conditions. Concurrently with the entry into the amended and restated credit agreement, the Company drew $152,000 of the amount available under the revolving loan facility and used the proceeds to repay in full amounts outstanding under its prior credit facility. All obligations under the credit facility are guaranteed unconditionally by the Company and are secured in the form of mortgages on certain wholly-owned assets and pledges of equity interests held by certain of the Company’s subsidiaries. The new credit facility bears interest, at the Operating Partnership’s option, at either the base rate (as defined in the credit agreement) or adjusted term SOFR (as defined in the credit agreement) plus, in both cases, an applicable margin. The applicable margin depends on the Company’s overall leverage ratio and ranges from 1.00% to 2.50% over the selected index rate. Adjusted term SOFR is Term SOFR (as defined in the credit agreement) plus 0.10% per annum. As of December 31, 2024 and 2023, the borrowing rate was SOFR plus a spread of 2.35%. As of December 31, 2024 and 2023, borrowings under the revolving loan facility were $110,000 and $105,000, respectively, less unamortized deferred finance costs of $11,677 and $15,452, respectively, at a total interest rate of 7.59% and 8.57%, respectively. As of December 31, 2024, the Company's availability under the revolving loan facility for additional borrowings was $539,777. The estimated fair value (Level 2 measurement) of borrowings under the credit facility at December 31, 2024 was $110,963 for the revolving loan facility based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
As of December 31, 2024 and 2023, the Company was in compliance with all applicable financial loan covenants.
12. Financing Arrangement:
On September 30, 2009, the Company formed a joint venture whereby a third party acquired a 49.9% interest in Chandler Fashion Center, a 1,401,000 square foot regional shopping center in Chandler, Arizona, and Freehold Raceway Mall, a 1,537,000 square foot regional shopping center in Freehold, New Jersey (collectively referred to herein as "Chandler Freehold"). As a result of the Company having certain rights under the agreement to repurchase the assets of Chandler

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

12. Financing Arrangement: (Continued)
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
The Company recognized interest expense on (i) the changes in fair value of the financing arrangement obligation, (ii) any payments to the joint venture partner equal to their pro rata share of net income (loss) and (iii) any payments to the joint venture partner less than or in excess of their pro rata share of net income.
During the years ended December 31, 2024, 2023 and 2022 the Company recognized related party interest (income) expense in connection with the financing arrangement as follows:

	2024	2023	2022
Distributions of the partner's share of net income	$1,565	$2,105	$1,833
Distributions in excess of the partner's share of net income	966	8,807	8,669
Adjustment to fair value of financing arrangement obligation	(13,795)	(35,118)	24,233
	$(11,264)	$(24,206)	$34,735
The fair value (Level 3 measurement) of the financing arrangement obligation at June 13, 2024 and December 31, 2023 was based upon a terminal capitalization rate of approximately 7.0% and 6.5%, respectively, a discount rate at June 13, 2024 and December 31, 2023 of 8.25% and 8.0%, respectively, and market rents per square foot of $45 to $240. The fair value of the financing arrangement obligation was sensitive to these significant unobservable inputs and a change in these inputs could have resulted in a significantly higher or lower fair value measurement. Distributions to the partner, excluding distributions of excess loan proceeds, and changes in fair value of the financing arrangement obligation were recognized as related party interest expense (income) in the Company's consolidated statements of operations.
13. Noncontrolling Interests:
The Company allocates net income of the Operating Partnership based on the weighted-average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership periodically to reflect its ownership interest in the Company. The Company had a 96% ownership interest in the Operating Partnership as of December 31, 2024 and 2023. The remaining 4% limited partnership interest as of December 31, 2024 and 2023 was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of registered or unregistered stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the ten trading days ending on the respective balance sheet date. Accordingly, as of December 31, 2024 and 2023, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $218,988 and $158,157, respectively.

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
14. Stockholders' Equity:
Stock Offerings:
In connection with the commencement of an “at the market” offering program on March 26, 2021, which is referred to as the “2021 ATM Program,” the Company entered into an equity distribution agreement with certain sales agents pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500,000 under the 2021 ATM Program.
During the year ended December 31, 2024, the Company issued 9,401,596 shares of common stock under the 2021 ATM Program for aggregate gross proceeds of $151,699 and net proceeds of $148,624 after commissions and other transaction costs. The proceeds from the sales under the 2021 ATM Program were used to pay down the Company's revolving loan facility (See Note 11—Bank and Other Notes Payable). As of December 31, 2024, the 2021 ATM Program was fully utilized and is no longer active.
In connection with the commencement of an “at the market” offering program on November 12, 2024, which is referred to as the “2024 ATM Program,” the Company entered into an equity distribution agreement with certain sales agents pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500,000 under the 2024 ATM Program. During the year ended December 31, 2024, the Company issued 3,709,322 shares of common stock under the 2024 ATM Program for aggregate gross proceeds of $70,706 and net proceeds of $69,057 after commissions and other transaction costs.
On November 27, 2024, the Company completed a public offering of 23,000,000 shares of its common stock at a price per share of $19.75, which includes the underwriters' full exercise of their option to purchase an additional 3,000,000 shares, for gross proceeds of approximately $454,250. The net proceeds of the offering were approximately $439,410 after deducting the underwriting discount and offering costs of approximately $14,840. The Company used the proceeds from the offering, together with cash on hand, to repay the mortgage loan secured by its Washington Square property.
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
There were no repurchases under the Stock Buyback Program during the years ended December 31, 2024, 2023 and 2022.

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
Fashion District Philadelphia:
On December 9, 2023, the Company acquired its joint venture partner’s 50% interest in Fashion District Philadelphia for no consideration, and the Company now owns 100% of this property. Prior to December 9, 2023, due to the Company’s joint venture partner having no substantive participation rights, the Company accounted for this joint venture as a consolidated VIE in its consolidated financial statements (See Note 2 – Summary of Significant Accounting Policies).

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
South Plains Mall:
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
The net assets acquired upon consolidation of South Plains Mall were initially recorded at their relative fair values as shown in the table above. The carrying value of the property was then reduced by the remaining negative basis of $80,750 from the equity method investment previously held by the Company.
Sears parcel at Inland Center:
On May 17, 2024, the Company acquired the former Sears parcel located at Inland Center for $5,382.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
15. Acquisitions: (Continued)
Pacific Premier Retail LLC:
On October 24, 2024, the Company acquired the remaining 40% ownership interest in the Pacific Premier Retail LLC joint venture that owns Lakewood Center, Los Cerritos Center and Washington Square that it did not previously own for a total purchase price of $129,000 less the assumption of the partner's share of certain cash balances of $6,868 for a net purchase price of $122,132, and the assumption of its joint venture partner's share of debt on the properties. Effective as of October 24, 2024, the Company now owns and has consolidated its 100% interest in Lakewood Center, Los Cerritos Center and Washington Square.
The following is a summary of the allocation of the fair value of Lakewood Center, Los Cerritos Center and Washington Square:

Property	$1,526,515
Deferred charges	85,661
Other assets	19,635
Total assets acquired	1,631,811
Mortgage note payable	1,312,718
Discount on mortgage note payable	(31,119)
Other accrued liabilities	27,711
Total liabilities assumed	1,309,310
Fair value of acquired net assets (at 100% ownership)	$322,501
The net assets acquired upon consolidation of Lakewood Center, Los Cerritos Center and Washington Square were initially recorded at their relative fair values as shown in the table above. The carrying value of the property was then reduced by the remaining negative basis of $98,800 from the equity method investment previously held by the Company.
On December 2, 2024, the Company paid off the remaining loan balance assumed on Washington Square with the proceeds from the Company's public offering on November 27, 2024 (See Note 14 – Stockholders' Equity) and recognized a gain on extinguishment of debt of $14,403 for the year ended December 31, 2024.
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
16. Dispositions: (Continued)
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
On November 25, 2024, the Company sold Southridge Mall, a 791,000 square foot power center in Des Moines, Iowa, for $4,000, which resulted in a loss on sale or write down of assets of $911. The Company used the net proceeds to pay down debt.
On December 10, 2024, the Company sold The Oaks, a 1,206,000 square foot regional retail center in Thousand Oaks, California, for $157,000, which resulted in a loss on sale or write down of assets of $6,932. The Company used the net proceeds to pay off the $147,751 loan on the property.
For the year ended December 31, 2024, 2023 and 2022, the Company sold various land parcels in separate transactions, resulting in gains on sale of land of $1,185, $5,592 and $22,357, respectively. The Company used its share of the proceeds from these sales to pay down debt and for other general corporate purposes.
17. Commitments and Contingencies:
As of December 31, 2024, the Company was contingently liable for $6,113 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the relevant agreement. At December 31, 2024, the Company had $10,722 in outstanding obligations, which it believes will be settled in the next twelve months.
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

	2024	2023	2022
Management fees	$17,518	$18,144	$18,208
Development and leasing fees	9,018	9,201	8,028
	$26,536	$27,345	$26,236
Interest (income) expense from related party transactions also includes $(11,264), $(24,206) and $34,735 for the years ended December 31, 2024, 2023 and 2022, respectively, in connection with the Financing Arrangement (See Note 12—Financing Arrangement).
Due from affiliates includes $1,840 and $4,755 of unreimbursed costs and fees from unconsolidated joint ventures under management agreements at December 31, 2024 and 2023, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
19. Share and Unit-based Plans:
The Company has established share and unit-based compensation plans for the purpose of attracting and retaining executive officers, directors and key employees.
2003 Equity Incentive Plan:
The 2003 Equity Incentive Plan ("2003 Plan") authorizes the grant of stock awards, stock options, stock appreciation rights, stock units, stock bonuses, performance-based awards, dividend equivalent rights and OP Units or other convertible or exchangeable units. As of December 31, 2024, stock awards, stock units, LTIP Units (as defined below), stock appreciation rights ("SARs") and stock options have been granted under the 2003 Plan. All stock options or other rights to acquire common stock granted under the 2003 Plan have a term of 10 years or less. These awards were generally granted based on the performance of the Company and the employees. None of the awards have performance requirements other than a service condition of continued employment unless otherwise provided. All awards are subject to restrictions determined by the Company's compensation committee. The aggregate number of shares of common stock that may be issued under the 2003 Plan is 26,112,331 shares. As of December 31, 2024, there were 6,967,041 shares available for issuance under the 2003 Plan.

Stock Units:
The stock units represent the right to receive upon vesting one share of the Company's common stock for one stock unit. The value of the stock units was determined by the market price of the Company's common stock on the date of the grant. The following table summarizes the activity of non-vested stock units during the years ended December 31, 2024, 2023 and 2022:

	2024		2023		2022
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	284,047	$11.79	295,054	$14.58	266,505	$19.05
Granted	169,878	15.28	251,738	10.92	209,146	13.43
Vested	(212,347)	11.62	(262,745)	14.08	(180,597)	19.84
Forfeited	(1,031)	15.27	—	—	—	—
Balance at end of year	240,547	$14.39	284,047	$11.79	295,054	$14.58

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
The Company has granted the following LTI units during the years ended December 31, 2024, 2023 and 2022:

Grant Date	Units	Type	Fair Value per LTI Unit	Vest Date
1/1/2022	376,153	Service-based	$17.28	12/31/2024
1/1/2022	716,545	Performance-based	$15.77	12/31/2024
	1,092,698

1/1/2023	577,255	Service-based	$11.26	12/31/2025
1/1/2023	1,030,077	Performance-based	$10.97	12/31/2025
	1,607,332

2/15/2024	305,129	Service-based	$17.47	12/31/2026
2/15/2024	280,637	Performance-based	$17.37	12/31/2026
3/1/2024	138,634	Service-based	$16.41	12/31/2026
3/1/2024	152,346	Service-based	$16.41	3/1/2027
3/1/2024	76,173	Service-based	$16.41	3/1/2028
3/1/2024	76,173	Service-based	$16.41	3/1/2029
3/1/2024	261,124	Performance-based	$16.18	12/31/2026
11/12/2024	77,399	Service-based	$19.38	11/30/2027
	1,367,615
The fair value of the market-indexed LTI Units and performance-based LTI Units (Level 3) were estimated on the date of grant using a Monte Carlo Simulation model that based on the following assumptions:

Grant Date	Risk Free Interest Rate	Expected Volatility
1/1/2022	0.97%	70.83%
1/1/2023	4.21%	74.23%
2/15/2024	4.28%	45.04%
3/1/2024	4.25%	45.09%

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
19. Share and Unit-based Plans: (Continued)
The following table summarizes the activity of the non-vested LTI Units during the years ended December 31, 2024, 2023 and 2022:

	2024		2023		2022
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	2,256,847	$12.86	2,215,167	$12.90	1,837,691	$14.14
Granted	1,367,615	16.96	1,607,332	11.07	1,092,698	16.29
Vested	(1,126,234)	15.25	(1,378,528)	10.94	(386,828)	15.86
Forfeited	(106,295)	15.77	(187,124)	12.15	(328,394)	27.64
Balance at end of year	2,391,933	$13.95	2,256,847	$12.86	2,215,167	$12.90

Stock Options:
The following table summarizes the activity of vested stock options for the years ended December 31, 2024, 2023 and 2022:

	2024		2023		2022
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance at beginning of year	26,371	$54.56	26,371	$54.56	37,515	$54.34
Forfeited	—	$—	—	—	(11,144)	53.82
Balance at end of year	26,371	$54.56	26,371	$54.56	26,371	$54.56

Directors' Phantom Stock Plan:
The Directors' Phantom Stock Plan offers non-employee members of the board of directors ("Directors") the opportunity to defer their cash compensation and to receive that compensation in common stock rather than in cash after termination of service or a predetermined period. Compensation generally includes the annual retainers payable by the Company to the Directors. Deferred amounts are generally credited as units of phantom stock at the beginning of each three-year deferral period by dividing the present value of the deferred compensation by the average fair market value of the Company's common stock at the date of award. Compensation expense related to the phantom stock awards was determined by the amortization of the value of the stock units on a straight-line basis over the applicable service period. The stock units (including dividend equivalents) vest as the Directors' services (to which the fees relate) are rendered. Vested phantom stock units are ultimately paid out in common stock on a one-unit for one-share basis. To the extent elected by a Director, stock units receive dividend equivalents in the form of additional stock units based on the dividend amount paid on the common stock. The aggregate number of phantom stock units that may be granted under the Directors' Phantom Stock Plan is 650,000. As of December 31, 2024, there were 169,758 stock units available for grant under the Directors' Phantom Stock Plan.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
19. Share and Unit-based Plans: (Continued)
The following table summarizes the activity of the non-vested phantom stock units for the years ended December 31, 2024, 2023 and 2022:

	2024		2023		2022
	Stock Units	Weighted Average Grant Date Fair Value	Stock Units	Weighted Average Grant Date Fair Value	Stock Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	17,043	$14.19	34,039	$14.19	—	$—
Granted	6,157	16.01	6,513	11.48	61,420	14.35
Vested	(19,290)	17.65	(23,509)	13.44	(27,381)	14.55
Forfeited	(3,910)	16.43	—	—	—	—
Balance at end of year	—	$—	17,043	$14.19	34,039	$14.19

Employee Stock Purchase Plan ("ESPP"):
The ESPP authorizes eligible employees to purchase the Company's common stock through voluntary payroll deductions made during periodic offering periods. Under the ESPP, common stock is purchased at a 15% discount from the lesser of the fair value of common stock at the beginning and end of the offering period. A maximum of 1,791,117 shares of common stock is available for purchase under the ESPP. The number of shares available for future purchase under the plan at December 31, 2024 was 406,633.
Compensation:
The following summarizes the compensation cost under the share and unit-based plans for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Stock units	$2,359	$3,150	$3,110
LTI units	11,353	12,599	18,611
Phantom stock units	276	316	398
	$13,988	$16,065	$22,119

The Company capitalized share and unit-based compensation costs of $1,857, $2,899 and $4,481 for the years ended December 31, 2024, 2023 and 2022, respectively.
The fair value of the stock units that vested during the years ended December 31, 2024, 2023 and 2022 was $3,317, $2,736 and $2,349, respectively. Unrecognized compensation costs of share and unit-based plans at December 31, 2024 consisted of $12,781 from LTI Units and $1,597 from stock units.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
20. Employee Benefit Plans:
401(k) Plan:
The Company has a defined contribution retirement plan that covers its eligible employees (the "Plan"). The Plan is a defined contribution retirement plan covering eligible employees of the Macerich Property Management Company, LLC and participating affiliates. In accordance with the Plan, the Company makes matching contributions equal to 100 percent of the first three percent of compensation deferred by a participant and 50 percent of the next two percent of compensation deferred by a participant. During the years ended December 31, 2024, 2023 and 2022, these matching contributions made by the Company were $3,644, $3,593 and $3,206, respectively. Contributions and matching contributions to the Plan by the plan sponsor and/or participating affiliates are recognized as an expense of the Company in the period that they are made.
Deferred Compensation Plans:
The Company has established deferred compensation plans under which executives and key employees of the Company may elect to defer receiving a portion of their cash compensation otherwise payable in one calendar year until a later year. The Company may, as determined by the Board of Directors in its sole discretion prior to the beginning of the plan year, credit a participant's account with a matching amount equal to a percentage of the participant's deferral. The Company contributed $492, $463 and $429 to the plans during the years ended December 31, 2024, 2023 and 2022, respectively. Contributions are recognized as compensation in the periods they are made.

21. Income Taxes:
For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, unrecaptured Section 1250 gain and return of capital or a combination thereof. The following table details the components of the distributions, on a per share basis, for the years ended December 31, 2024, 2023 and 2022:

	2024(1)		2023(2)		2022(3)
Ordinary income	$—	—%	$0.36	53.0%	$0.49	79.2%
Capital gains	0.36	52.9%	0.32	47.0%	0.06	9.9%
Return of capital	0.32	47.1%	—	—%	0.07	10.9%
Dividends paid	$0.68	100.0%	$0.68	100.0%	$0.62	100.0%
_______________________________________________________________________________

(1)The 2024 capital gains are treated as "unrecaptured Section 1250 gains."
(2)The 2023 ordinary income is treated as "qualified REIT dividends" for purposes of Section 199A of the Code and the 2023 capital gains are treated as "unrecaptured Section 1250 gains."
(3)54.5% of the 2022 ordinary income is treated as "qualified REIT dividends" for purposes of Section 199A of the Code and 45.5% of the 2022 ordinary income is treated as "qualified dividend income" for purposes of Section 1(h)(11) of the Code.

The Company has made Taxable REIT Subsidiary elections for all of its corporate subsidiaries other than its Qualified REIT Subsidiaries. The elections, effective for the year beginning January 1, 2001 and future years, were made pursuant to Section 856(l) of the Code.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

21. Income Taxes: (Continued)
The income tax provision of the TRSs for the years ended December 31, 2024, 2023 and 2022 are as follows:

	2024	2023	2022
Current	$—	$—	$—
Deferred	1,300	494	(705)
Income tax benefit (expense)	$1,300	$494	$(705)
The income tax provision of the TRSs for the years ended December 31, 2024, 2023 and 2022 are reconciled to the amount computed by applying the Federal Corporate tax rate as follows:

	2024	2023	2022
Book loss for TRSs	$9,893	$7,671	$2,718
Tax at statutory rate on earnings from continuing operations before income taxes	$2,078	$1,611	$571
State taxes	266	220	(116)
Other	(1,044)	(1,337)	(1,160)
Income tax benefit (expense)	$1,300	$494	$(705)

The tax effects of temporary differences and carryforwards of the TRSs included in the net deferred tax assets at December 31, 2024 and 2023 are summarized as follows:

	2024	2023
Net operating loss carryforwards	$12,533	$12,740
Property, primarily differences in depreciation and amortization, the tax basis of land assets and treatment of certain other costs	11,992	10,396
Other	799	888
Net deferred tax assets	$25,324	$24,024
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
For the years ended December 31, 2024, 2023 and 2022 there were no unrecognized tax benefits.
The Company is required to establish a valuation allowance for any portion of the deferred tax asset that the Company concludes is more likely than not to be unrealizable. The Company’s assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of December 31, 2024, the Company had no valuation allowance recorded.
The tax years 2021 through 2023 remain open to examination by the taxing jurisdictions to which the Company is subject. The Company does not expect that the total amount of unrecognized tax benefit will materially change within the next 12 months.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

22. Segment Reporting:
The Company operates as one operating segment and is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company's CODM is the chief executive officer, who reviews financial information presented on a consolidated basis. The CODM assesses performance for the Company's single reportable segment and decides how to allocate resources based on consolidated net income (see the Consolidated Statements of Operations). The Company's objective in making resource allocation decisions is to optimize the consolidated financial results.
The accounting policies of the Company’s single reportable segment are the same as those described in the summary of significant accounting policies. As the Company's operations comprise of a single reporting segment, the measure of segment assets is reported in the accompanying consolidated balance sheets as “Total assets.” Consolidated net income, which is reported in the accompanying Consolidated Statements of Operations as “Net loss attributable to the Company” is the measure of segment profit or loss that is most consistent with GAAP that is regularly reviewed by the CODM. Consolidated net income is used by the CODM in assessing the performance of the segment and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.
23. Subsequent Events:
On February 14, 2025, the Company announced a dividend/distribution of $0.17 per share for common stockholders and OP Unit holders of record on March 4, 2025. All dividends/distributions will be paid 100% in cash on March 18, 2025.

THE MACERICH COMPANY
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2024
(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
Shopping Centers/Entities	Land	Building and Improvements	Equipment and Furnishings	Cost Capitalized Subsequent to Acquisition, net of (impairments)	Land	Building and Improvements	Equipment and Furnishings	Construction in Progress	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation
Arrowhead Towne Center	$57,388	$310,026	$—	$2,428	$57,388	$312,254	$200	$—	$369,842	$5,409	$364,433
Danbury Fair Mall	130,367	316,951	—	133,439	142,751	426,218	11,233	555	580,757	215,315	365,442
Desert Sky Mall	9,447	37,245	12	7,791	6,843	43,038	4,614	—	54,495	20,429	34,066
Eastland Mall	22,050	151,605	—	17,154	20,810	167,398	2,601	—	190,809	65,811	124,998
Fashion District Philadelphia	38,402	293,112	—	(240,024)	11,484	78,295	447	1,264	91,490	—	91,490
Fashion Outlets of Chicago	—	—	—	282,162	40,575	237,361	4,226	—	282,162	101,581	180,581
Fashion Outlets of Niagara Falls USA	18,581	210,139	—	(162,881)	6,961	58,537	266	75	65,839	4,828	61,011
Freehold Raceway Mall	164,986	362,841	—	125,568	168,098	474,692	9,086	1,519	653,395	270,215	383,180
Fresno Fashion Fair	17,966	72,194	—	63,850	17,966	132,609	3,435	—	154,010	86,233	67,777
Green Acres Mall	156,640	321,034	—	241,153	173,294	458,699	12,197	74,637	718,827	191,426	527,401
Inland Center	8,321	83,550	—	48,231	10,226	113,940	812	15,124	140,102	47,750	92,352
Kings Plaza Shopping Center	209,041	485,548	20,000	294,435	203,994	708,505	66,739	29,786	1,009,024	268,928	740,096
La Cumbre Plaza	18,122	21,492	—	(23,211)	7,813	8,549	41	—	16,403	471	15,932
Lakewood Center	119,530	166,367	—	(677)	119,530	165,662	28	—	285,220	1,004	284,216
Los Cerritos Center	142,844	419,012	—	2,533	161,924	402,336	129	—	564,389	2,543	561,846
Macerich Management Co.	1,150	10,475	26,562	9,812	3,878	20,330	23,651	140	47,999	24,518	23,481
MACWH, LP	—	25,771	—	(759)	—	25,012	—	—	25,012	13,176	11,836
NorthPark Mall	7,746	74,661	—	10,974	6,714	84,596	1,401	670	93,381	38,965	54,416
Pacific View	8,697	8,696	—	139,313	7,854	147,312	1,540	—	156,706	98,880	57,826
Prasada	6,615	—	—	18,714	—	25,329	—	—	25,329	6,845	18,484
Queens Center	251,474	1,039,922	—	89,635	256,786	1,116,183	7,308	754	1,381,031	266,962	1,114,069
Santa Monica Place	26,400	105,600	—	176,614	39,730	172,419	801	95,664	308,614	12,513	296,101
SanTan Adjacent Land	29,414	—	—	9,883	26,902	3,442	—	8,953	39,297	71	39,226
SanTan Village Regional Center	7,827	—	—	231,839	5,921	230,573	3,069	103	239,666	135,597	104,069
SouthPark Mall	7,035	38,215	—	(9,879)	2,763	32,089	519	—	35,371	20,774	14,597
South Plains Mall	13,274	89,410	—	1,613	12,586	68,949	33	22,729	104,297	1,572	102,725
Stonewood Center	4,948	302,527	—	18,534	4,935	319,123	1,928	23	326,009	96,753	229,256
Superstition Springs Center	10,928	112,718	—	15,203	10,928	125,119	2,802	—	138,849	44,222	94,627
The Macerich Partnership, L.P.	—	2,534	—	4,178	—	1,738	4,756	218	6,712	353	6,359
Valley Mall	16,045	26,098	—	13,902	13,805	41,761	479	—	56,045	21,684	34,361
Valley River Center	24,854	147,715	—	38,027	24,854	183,728	1,915	99	210,596	98,309	112,287
Victor Valley, Mall of	15,700	75,230	—	60,733	20,080	129,709	1,874	—	151,663	76,916	74,747
Vintage Faire Mall	14,902	60,532	—	66,871	17,647	122,767	1,704	187	142,305	90,714	51,591

THE MACERICH COMPANY
Schedule III—Real Estate and Accumulated Depreciation (Continued)
December 31, 2024
(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
Shopping Centers/Entities	Land	Building and Improvements	Equipment and Furnishings	Cost Capitalized Subsequent to Acquisition, net of (impairments)	Land	Building and Improvements	Equipment and Furnishings	Construction in Progress	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation
Washington Square	83,708	496,254	—	816	87,262	493,491	25	—	580,778	2,754	578,024
Wilton Mall	19,743	67,855	—	(62,458)	8,533	16,199	407	1	25,140	312	24,828
Other freestanding stores	47,083	111,936	—	1,416	12,461	70,583	304	77,087	160,435	11,848	148,587
Other land and development properties	37,850	—	—	(24,869)	—	6,679	—	6,302	12,981	2,186	10,795
	$1,749,078	$6,047,265	$46,574	$1,602,063	$1,713,296	$7,225,224	$170,570	$335,890	$9,444,980	$2,347,867	$7,097,113
See accompanying report of independent registered public accounting firm.

THE MACERICH COMPANY
Schedule III—Real Estate and Accumulated Depreciation (Continued)
December 31, 2024
(Dollars in thousands)
Depreciation of the Company's investment in buildings and improvements reflected in the consolidated statements of operations are calculated over the estimated useful lives of the assets as follows:

Buildings and improvements	5 - 40 years
Tenant improvements	5 - 7 years
Equipment and furnishings	5 - 7 years

The changes in total real estate assets for the three years ended December 31, 2024 are as follows:

	2024	2023	2022
Balances, beginning of year	$8,710,352	$8,920,580	$8,847,550
Additions	2,072,258	257,160	156,445
Dispositions, impairments and retirements	(1,337,630)	(467,388)	(83,415)
Balances, end of year	$9,444,980	$8,710,352	$8,920,580

   The aggregate cost of the property included in the table above for federal income tax purposes was $10,288,600 (unaudited) at December 31, 2024.

The changes in accumulated depreciation for the three years ended December 31, 2024 are as follows:

	2024	2023	2022
Balances, beginning of year	$2,809,863	$2,792,790	$2,563,344
Additions	269,020	265,140	271,494
Dispositions, impairments and retirements	(731,016)	(248,067)	(42,048)
Balances, end of year	$2,347,867	$2,809,863	$2,792,790

See accompanying report of independent registered public accounting firm.

EXHIBIT INDEX

Exhibit Number	Description
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

Exhibit Number	Description
3.1.14	Articles of Amendment of the Company (increased authorized shares) (incorporated by reference as an exhibit to the Company’s Current Report on Form 8-K, event date May 28, 2021).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date January 26, 2023).

4.1	Description of the Company's Securities (incorporated by reference as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2023).

4.2	Form of Common Stock Certificate (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, as amended, event date November 10, 1998).

4.3	Form of Preferred Stock Certificate (Series D Preferred Stock) (incorporated by reference as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-107063)).

10.1	Amended and Restated Limited Partnership Agreement for the Operating Partnership dated as of March 16, 1994 (incorporated by reference as an exhibit to the Company's 1996 Form 10-K).

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

10.2	#	Amended and Restated Deferred Compensation Plan for Executives (2003) (incorporated by reference as an exhibit to the Company's 2003 Form 10-K).

10.2.1	#	Amendment Number 1 to Amended and Restated Deferred Compensation Plan for Executives (October 30, 2008) (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.2.2	#
Amendment Number 2 to Amended and Restated Deferred Compensation Plan for Executives (May 1, 2011) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.2.3	#
Amendment Number 3 to Amended and Restated Deferred Compensation Plan for Executives (September 27, 2012) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.3	#	Amended and Restated Deferred Compensation Plan for Senior Executives (2003) (incorporated by reference as an exhibit to the Company's 2003 Form 10-K).

10.3.1	#	Amendment Number 1 to Amended and Restated Deferred Compensation Plan for Senior Executives (October 30, 2008) (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.3.2	#
Amendment Number 2 to Amended and Restated Deferred Compensation Plan for Senior Executives (May 1, 2011) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.3.3	#
Amendment Number 3 to Amended and Restated Deferred Compensation Plan for Senior Executives (September 27, 2012) (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.4	#	Eligible Directors' Deferred Compensation/Phantom Stock Plan (as amended and restated as of January 1, 2023) (incorporated by reference as an exhibit to the Company's 2022 Form 10-K).

10.5	#	Amended and Restated 2013 Deferred Compensation Plan for Executives effective (January 1, 2016) (incorporated by reference as an exhibit to the Company's 2015 Form 10-K).

Exhibit Number		Description
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

10.15	#	Form of Indemnification Agreement between the Company and its executive officers and directors (incorporated by reference as an exhibit to the Company's 2008 Form 10-K).

10.16		Form of Registration Rights Agreement with Series D Preferred Unit Holders (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date July 26, 2002).

10.16.1		List of Omitted Registration Rights Agreements (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date July 26, 2002).

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

10.19		Tax Matters Agreement (Wilmorite) (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date April 25, 2005).

10.20	#
The Macerich Company 2003 Equity Incentive Plan, as amended and restated as of May 31, 2023 (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date May 31, 2023).

10.20.1	#	Amended and Restated Cash Bonus/Restricted Stock/Stock Unit and LTIP Unit Award Program under the 2003 Equity Incentive Plan (incorporated by reference as an exhibit to the Company's 2010 Form 10-K).

10.21	#
The Macerich Company Employee Stock Purchase Plan (as amended and restated effective June 1, 2021) (incorporated by reference as an exhibit to the Company’s Current Report on 8-K, event date May 28, 2021).

10.21.1	#
First Amendment to the Macerich Company Employee Stock Purchase Plan (incorporated by reference as an exhibit to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 30, 2024).

10.22	#
The Macerich Company Amended and Restated Severance Pay Plan effective as of March 1, 2024 (incorporated by reference as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024).

10.23	#
Employment Agreement Renewal between the Company and Thomas E. O’Hern, effective June 8, 2021 (incorporated by reference as an exhibit to the Company’s Current Report on Form 8-K, event date June 11, 2021).

10.24
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

10.26	#
Employment Agreement between the Company and Jackson Hsieh, effective as of March 1, 2024 (incorporated by reference as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).

10.27	#
The Macerich Company Sign-On LTIP Inducement Unit Award Agreement (Service-Based) between the Company and Jackson Hsieh, dated March 1, 2024 (incorporated by reference as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).

10.28	#
The Macerich Company 2024 LTIP Inducement Unit Award Agreement (Service-Based) between the Company and Jackson Hsieh, dated March 1, 2024 (incorporated by reference as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).

10.29	#
The Macerich Company 2024 LTIP Inducement Unit Award Agreement (Performance-Based) between the Company and Jackson Hsieh, dated March 1, 2024 (incorporated by reference as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).

Exhibit Number		Description
10.30	#
Letter Agreement between the Company and Edward C. Coppola, dated February 2, 2024 (incorporated by reference as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).

10.31	#	Employment Agreement between the Company and Daniel E. Swanstrom II, effective as of October 31, 2024.

10.32	#	Consulting Agreement between the Company and Scott Kingsmore, dated December 31, 2024

19		The Macerich Company Insider Trading Policy

21.1		List of Subsidiaries

23.1		Consent of Independent Registered Public Accounting Firm (KPMG LLP)

31.1		Section 302 Certification of Jackson Hsieh, Chief Executive Officer and Director

31.2		Section 302 Certification of Daniel E. Swanstrom II, Chief Financial Officer

32.1	**	Section 906 Certifications of Jackson Hsieh and Daniel E. Swanstrom II

97		The Macerich Company Compensation Recovery Policy (incorporated by reference as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2023).

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).
# Represents a management contract, or compensatory plan, contract or arrangement required to be filed pursuant to Regulation S-K.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2025.

THE MACERICH COMPANY
/s/ JACKSON HSIEH
By
Jackson Hsieh
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ JACKSON HSIEH	Chief Executive Officer and Director	February 28, 2025
Jackson Hsieh	(Principal Executive Officer)
/s/ ERIC K. BRANDT	Director	February 28, 2025
Eric K. Brandt
/s/ STEVEN R. HASH	Chairman of Board of Directors	February 28, 2025
Steven R. Hash
/s/ ENRIQUE HERNANDEZ, JR.	Director	February 28, 2025
Enrique Hernandez, Jr.
/s/ DANIEL J. HIRSCH	Director	February 28, 2025
Daniel J. Hirsch
/s/ DIANA M. LAING	Director	February 28, 2025
Diana M. Laing
/s/ MARIANNE LOWENTHAL	Director	February 28, 2025
Marianne Lowenthal
/s/ DEVIN I. MURPHY	Director	February 28, 2025
Devin I. Murphy
/s/ ANDREA M. STEPHEN	Director	February 28, 2025
Andrea M. Stephen
/s/ DANIEL E. SWANSTROM II	Senior Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 28, 2025
Daniel E. Swanstrom II
/s/ CHRISTOPHER J. ZECCHINI	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2025
Christopher J. Zecchini