Form 10-Q
period 2025-03-31
MACERICH CO
filed 2025-05-12
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
Number of shares outstanding as of May 9, 2025 of the registrant's common stock, par value $0.01 per share: 252,648,795 shares

THE MACERICH COMPANY
FORM 10-Q

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS:
Property, net	$7,021,458	$7,097,113
Cash and cash equivalents	253,248	89,858
Restricted cash	91,259	87,621
Tenant and other receivables, net	127,088	155,350
Right-of-use assets, net	108,830	111,037
Deferred charges and other assets, net	346,419	369,553
Due from affiliates	3,190	1,840
Investments in unconsolidated joint ventures	728,567	654,667
Total assets	$8,680,059	$8,567,039
LIABILITIES AND EQUITY:
Mortgage notes payable	$5,232,196	$4,894,525
Bank and other notes payable	—	98,323
Accounts payable and accrued expenses	94,563	87,540
Lease liabilities	65,505	71,683
Other accrued liabilities	342,492	379,863
Distributions in excess of investments in unconsolidated joint ventures	201,380	192,680
Total liabilities	5,936,136	5,724,614
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized at March 31, 2025 and December 31, 2024, and 253,030,425 and 252,925,496 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	2,528	2,527
Additional paid-in capital	6,161,896	6,160,780
Accumulated deficit	(3,500,838)	(3,406,786)
Accumulated other comprehensive loss	(14)	(34)
Total stockholders' equity	2,663,572	2,756,487
Noncontrolling interests	80,351	85,938
Total equity	2,743,923	2,842,425
Total liabilities and equity	$8,680,059	$8,567,039
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Revenues:
Leasing revenue	$235,647	$191,652
Other	8,656	8,902
Management Companies	4,921	8,229
Total revenues	249,224	208,783
Expenses:
Shopping center and operating expenses	85,163	74,187
Leasing expenses	11,219	10,522
Management Companies' operating expenses	20,783	19,199
REIT general and administrative expenses	7,612	7,643
Depreciation and amortization	92,562	68,351
	217,339	179,902
Interest expense:
Related parties	—	4,439
Other	69,074	47,751
	69,074	52,190
Total expenses	286,413	232,092
Equity in loss of unconsolidated joint ventures	(799)	(73,276)
Income tax benefit	822	1,224
Loss on sale or write down of assets, net	(13,987)	(36,085)
Net loss	(51,153)	(131,446)
Less: net loss attributable to noncontrolling interests	(1,030)	(4,718)
Net loss attributable to the Company	$(50,123)	$(126,728)
Loss per common share—attributable to common stockholders:
Basic	$(0.20)	$(0.59)
Diluted	$(0.20)	$(0.59)
Weighted average number of common shares outstanding:
Basic	252,992,000	216,036,000
Diluted	252,992,000	216,036,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Net loss	$(51,153)	$(131,446)
Other comprehensive loss:
Interest rate cap agreements	20	615
Comprehensive loss	(51,133)	(130,831)
Less: net loss attributable to noncontrolling interests	(1,030)	(4,718)
Comprehensive loss attributable to the Company	$(50,103)	$(126,113)
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)
Three Months Ended March 31, 2025 and 2024

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2025	252,925,496	$2,527	$6,160,780	$(3,406,786)	$(34)	$2,756,487	$85,938	$2,842,425
Net loss	—	—	—	(50,123)	—	(50,123)	(1,030)	(51,153)
Interest rate cap agreements	—	—	—	—	20	20	—	20
Amortization of share and unit-based plans	98,829	1	3,481	—	—	3,482	—	3,482
Stock offerings, net	—	—	(418)	—		(418)	—	(418)
Distributions paid ($0.17 per share)	—	—	—	(43,929)	—	(43,929)	—	(43,929)
Distributions to noncontrolling interests	—	—	—	—	—	—	(6,504)	(6,504)
Conversion of noncontrolling interests to common shares	6,100	—	118	—	—	118	(118)	—
Adjustment of noncontrolling interests in Operating Partnership	—	—	(2,065)	—	—	(2,065)	2,065	—
Balance at March 31, 2025	253,030,425	$2,528	$6,161,896	$(3,500,838)	$(14)	$2,663,572	$80,351	$2,743,923

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2024	215,976,614	$2,158	$5,509,603	$(3,063,789)	$(952)	$2,447,020	$80,581	$2,527,601
Net loss	—	—	—	(126,728)	—	(126,728)	(4,718)	(131,446)
Interest rate cap agreements	—	—	—	—	615	615	—	615
Amortization of share and unit-based plans	115,079	1	3,045	—	—	3,046	—	3,046
Distributions paid ($0.17 per share)	—	—	—	(36,795)	—	(36,795)	—	(36,795)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,406)	(2,406)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(20)	—	—	(20)	20	—
Balance at March 31, 2024	216,091,693	$2,159	$5,512,628	$(3,227,312)	$(337)	$2,287,138	$73,477	$2,360,615

 The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(51,153)	$(131,446)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on sale or write down of assets, net	13,987	36,085
Depreciation and amortization	95,219	71,382
Amortization of discount on mortgage notes payable	9,121	—
Amortization of share and unit-based plans	3,206	2,730
Straight-line rent and amortization of above and below market leases	(249)	3,577
Provision for doubtful accounts	1,558	2,923
Income tax benefit	(822)	(1,224)
Equity in loss of unconsolidated joint ventures	799	73,276
Change in fair value of financing arrangement obligation	—	2,939
Changes in assets and liabilities, net of dispositions:
Tenant and other receivables	24,984	30,598
Other assets	12,975	474
Due from affiliates	(1,350)	(581)
Accounts payable and accrued expenses	9,487	1,723
Other accrued liabilities	(29,271)	(31,361)
Net cash provided by operating activities	88,491	61,095
Cash flows from investing activities:
Development, redevelopment, expansion and renovation of properties	(34,356)	(26,420)
Property improvements	(6,840)	(7,329)
Deferred leasing costs	(1,562)	(1,495)
Distributions from unconsolidated joint ventures	30,716	20,942
Contributions to unconsolidated joint ventures	(96,695)	(12,686)
Proceeds from sale of assets	25,696	11
Net cash used in investing activities	(83,041)	(26,977)

THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands) (Unaudited)
	For the Three Months Ended March 31,
	2025	2024
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	340,000	270,000
Payments on mortgages, bank and other notes payable	(122,007)	(225,244)
Deferred financing costs	(1,156)	(4,273)
Payments on finance leases	(4,408)	(615)
Costs from stock offerings	(418)	—
Dividends and distributions	(50,433)	(39,201)
Net cash provided by financing activities	161,578	667
Net increase in cash, cash equivalents and restricted cash	167,028	34,785
Cash, cash equivalents and restricted cash, beginning of period	177,479	190,294
Cash, cash equivalents and restricted cash, end of period	$344,507	$225,079
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$49,710	$48,707
Non-cash investing and financing transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$48,898	$43,244
Conversion of Operating Partnership Units to common stock	$118	$—
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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of March 31, 2025, the Company was the sole general partner of and held a 96% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
The Operating Partnership's consolidated VIEs included the following assets and liabilities:

	March 31, 2025	December 31, 2024
Assets:
Property, net	$120,727	$122,102
Other assets	17,090	22,034
Total assets	$137,817	$144,136
Liabilities:
Mortgage notes payable	$219,620	$219,595
Other liabilities	70,126	71,268
Total liabilities	$289,746	$290,863
All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

2. Summary of Significant Accounting Policies: (Continued)

The unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for the interim periods have been made. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements but does not include all disclosures required by GAAP.

The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported on the Company's consolidated balance sheets to the totals shown on its consolidated statements of cash flows:

	For the Three Months Ended March 31,
	2025	2024
Beginning of period
Cash and cash equivalents	$89,858	$94,936
Restricted cash	87,621	95,358
Cash, cash equivalents and restricted cash	$177,479	$190,294
End of period
Cash and cash equivalents	$253,248	$120,054
Restricted cash	91,259	105,025
Cash, cash equivalents and restricted cash	$344,507	$225,079
Recent Accounting Pronouncements:
In December 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures. This ASU requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid and will be effective for annual periods beginning after December 15, 2024. The new requirements should be applied on a prospective basis with an option to apply them retrospectively. Early adoption is permitted. The Company is evaluating the impact that ASU 2023-09 will have on its consolidated financial statements and related disclosures.

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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

3. Earnings Per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of EPS for the three months ended March 31, 2025 and 2024 (shares in thousands):

	For the Three Months Ended March 31,
	2025	2024
Numerator
Net loss	$(51,153)	$(131,446)
Less: net loss attributable to noncontrolling interests	(1,030)	(4,718)
Net loss attributable to the Company	(50,123)	(126,728)
Allocation of earnings to participating securities	(196)	(186)
Numerator for basic and diluted EPS—net loss attributable to common stockholders	$(50,319)	$(126,914)
Denominator
Denominator for basic and diluted EPS—weighted average number of common shares outstanding(1)	252,992	216,036
EPS—net loss attributable to common stockholders
Basic and diluted	$(0.20)	$(0.59)
(1)    Diluted EPS excludes 99,565 convertible preferred partnership units for each of the three months ended March 31, 2025 and 2024, as their impact was antidilutive. Diluted EPS also excludes 10,858,664 and 10,104,663 Operating Partnership units ("OP Units") for the three months ended March 31, 2025 and 2024, respectively, as their impact was antidilutive.

4. Investments in Unconsolidated Joint Ventures:
The Company has made the following recent financings or other events within its unconsolidated joint ventures:
On January 10, 2024, the Company's joint venture in Boulevard Shops replaced the existing $23,000 mortgage loan on the property with a new $24,000 loan that bears interest at a variable rate of SOFR plus 2.50%, is interest only during the entire loan term, and matures on December 5, 2028. The new loan has a required interest rate cap throughout the term of the loan at a strike rate of 7.5%.
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
On February 7, 2025, the Company's joint venture in Flatiron Crossing repaid in full the $14,532 mezzanine loan and $14,532 of the first mortgage, and obtained a 90-day extension for the remaining $140,479 of the first mortgage. The mezzanine loan had an interest rate of SOFR plus 12.25% and the first mortgage had an interest rate of SOFR plus 2.90% for a weighted average aggregate interest rate of SOFR plus 3.70%. The interest rate on the first mortgage was SOFR plus 2.90% during the extension period. On March 28, 2025, the Company's joint venture in Flatiron Crossing repaid in full the remaining $140,479 ($71,644 at the Company's pro rata share) of the first mortgage.
Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	March 31, 2025	December 31, 2024
Assets:
Property, net	$3,486,944	$3,519,602
Other assets	466,228	459,468
Total assets	$3,953,172	$3,979,070
Liabilities and partners' capital:
Mortgage and other notes payable	$3,287,139	$3,461,032
Other liabilities	329,994	324,799
Company's capital	166,751	100,684
Outside partners' capital	169,288	92,555
Total liabilities and partners' capital	$3,953,172	$3,979,070
Investments in unconsolidated joint ventures:
Company's capital	$166,751	$100,684
Basis adjustment(1)	360,436	361,303
	$527,187	$461,987

Assets—Investments in unconsolidated joint ventures	$728,567	$654,667
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(201,380)	(192,680)
	$527,187	$461,987

(1)     The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity and adjusts the basis adjustment for impairment and disposition transactions that may occur, into the Company's share of net (loss) income. The amortization of this difference was $5,348 and $75,183 for the three months ended March 31, 2025 and 2024, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	Total
Three Months Ended March 31, 2025
Revenues:
Leasing revenue	146,183
Other	2,770
Total revenues	148,953
Expenses:
Shopping center and operating expenses	55,690
Leasing expenses	1,736
Interest expense	45,123
Depreciation and amortization	46,086
Total expenses	148,635
Gain on sale or write down of assets, net	3,576
Other income, net	13,313
Net income	$17,207
Company's equity in net loss	$(799)

	PPR Portfolio(1)	Other Joint Ventures	Total
Three Months Ended March 31, 2024
Revenues:
Leasing revenue	$43,011	$150,061	$193,072
Other	315	667	982
Total revenues	43,326	150,728	194,054
Expenses:
Shopping center and operating expenses	10,564	57,944	68,508
Leasing expenses	580	1,384	1,964
Interest expense	22,127	51,536	73,663
Depreciation and amortization	21,959	56,195	78,154
Total expenses	55,230	167,059	222,289
Loss on sale or write down of assets, net	(100,273)	(121,193)	(221,466)
Net loss	$(112,177)	$(137,524)	$(249,701)
Company's equity in net loss(2)	$(5,986)	$(67,290)	$(73,276)
(1)      On October 24, 2024, the Company acquired its joint venture partner's 40% interest in the PPR Portfolio as described above.
(2)    These amounts include impairment losses at the Company's share of $57,686 for the three months ended March 31, 2024.
Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
5. Derivative Instruments and Hedging Activities:
The Company uses interest rate cap agreements to manage the interest rate risk on certain floating rate debt. The Company recorded other comprehensive loss related to the marking-to-market of derivative instruments of $20 and $615 for the three months ended March 31, 2025 and 2024, respectively. The amounts in other comprehensive income represent the Company's pro rata share of hedged derivative instruments from certain unconsolidated joint ventures.
6. Property, net:
Property, net consists of the following:

	March 31, 2025	December 31, 2024
Land	$1,685,953	$1,713,296
Buildings and improvements	6,602,451	6,608,217
Tenant improvements	629,258	617,007
Equipment and furnishings(1)	169,883	170,570
Construction in progress	321,906	335,890
	9,409,451	9,444,980
Less accumulated depreciation(1)	(2,387,993)	(2,347,867)
	$7,021,458	$7,097,113
(1)      Equipment and furnishings and accumulated depreciation include the cost and accumulated amortization of ROU assets in connection with finance leases at December 31, 2024 (See Note 8—Leases). The Company's finance leases matured during the three months ended March 31, 2025.
Depreciation expense was $73,446 and $64,759 for the three months ended March 31, 2025 and 2024, respectively.
Loss on sale or write-down of assets, net for the three months ended March 31, 2025 and 2024 consist of the following:

	For the Three Months Ended March 31,
	2025	2024
Loss on property sales, net(1)	$(1,567)	$—
Loss on write-down of assets(2)	(13,343)	(36,085)
Gain on land sales, net(3)	923	—
	$(13,987)	$(36,085)
(1)    Includes loss related to the sale of Wilton Mall for $2,912 (See Note 16—Dispositions).

(2)    Includes impairment loss of $13,343 for the three months ended March 31, 2025 due to the reduction of the estimated holding periods of certain properties, including SouthPark Mall. Includes impairment loss of $35,987 on Santa Monica Place for the three months ended March 31, 2024 due to the reduction of the estimated holding period of the property (See Note 10—Mortgage Notes Payable).
(3)    See Note 16—Dispositions.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
6. Property, net: (Continued)

The following table summarizes certain of the Company's assets that were measured on a nonrecurring basis as a result of the impairment losses recorded for the three months ended March 31, 2025 and 2024, as described above:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets	Significant Other Unobservable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
March 31, 2024	$297,600	$—	$—	$297,600
March 31, 2025	$35,000	$—	$35,000	$—
The fair value (Level 2 measurement) related to the 2025 impairments are based on sales contracts and are classified within level 2 of the hierarchy. The fair value (Level 3 measurement) related to the 2024 impairment was based upon an income approach, using an estimated terminal capitalization rate of 7.3%, a discount rate of 9.0% and market rents per square foot of $20 to $200. The fair value is sensitive to these significant unobservable inputs.
7. Tenant and Other Receivables, net:
Included in tenant and other receivables, net is an allowance for doubtful accounts of $8,038 and $7,146 at March 31, 2025 and December 31, 2024, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $3,544 and $17,214 at March 31, 2025 and December 31, 2024, respectively, and a deferred rent receivable due to straight-line rent adjustments of $92,796 and $94,445 at March 31, 2025 and December 31, 2024, respectively.
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
The following table summarizes the components of leasing revenue for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Leasing revenue—fixed payments	$178,864	$144,715
Leasing revenue—variable payments	58,341	49,860
Provision for doubtful accounts	(1,558)	(2,923)
	$235,647	$191,652

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
8. Leases: (Continued)

The following table summarizes the future rental payments to the Company:

Twelve months ending March 31,
2026	$593,940
2027	492,968
2028	396,929
2029	324,957
2030	249,710
Thereafter	967,876
$3,026,380
Lessee Leases:
The Company has certain properties that are subject to non-cancelable operating leases. The leases expire at various times through 2078, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease.
The following table summarizes the lease costs for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Operating lease costs	$3,271	$3,262
Finance lease costs:
Amortization of ROU assets	7	488
Interest on lease liabilities	10	142
	$3,288	$3,892
The following table summarizes the future rental payments required under the leases:

	March 31, 2025	December 31, 2024
Year ending December 31,	Operating Leases	Operating Leases	Finance Leases
2025	$8,665	$11,527	$1,744
2026	11,640	11,640	344
2027	11,810	11,810	344
2028	8,600	8,600	344
2029	6,402	6,402	344
Thereafter	68,717	68,717	1,230
Total undiscounted rental payments	115,834	118,696	4,350
Less imputed interest	(50,329)	(51,421)	58
Total lease liabilities	$65,505	$67,275	$4,408
Weighted average remaining term	24.5 years	24.3 years	2.6 years
Weighted average incremental borrowing rate	7.3%	7.2%	2.8%

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
9. Deferred Charges and Other Assets, net:
Deferred charges and other assets, net consist of the following:

	March 31, 2025	December 31, 2024
Leasing	$69,934	$69,077
Intangible assets:
In-place lease values	141,934	142,979
Leasing commissions and legal costs	27,388	27,676
Above-market leases	74,181	74,712
Deferred tax assets	26,146	25,324
Deferred compensation plan assets	67,828	69,031
Other assets	46,913	48,771
	454,324	457,570
Less accumulated amortization(1)	(107,905)	(88,017)
	$346,419	$369,553

(1)   Accumulated amortization includes $50,200 and $33,883 relating to in-place lease values, leasing commissions and legal costs at March 31, 2025 and December 31, 2024, respectively. Amortization expense of in-place lease values, leasing commissions and legal costs was $17,641 and $1,776 for the three months ended March 31, 2025 and 2024, respectively.

The allocated values of above-market leases and below-market leases consist of the following:

	March 31, 2025	December 31, 2024
Above-Market Leases
Original allocated value	$74,181	$74,712
Less accumulated amortization	(28,887)	(26,173)
	$45,294	$48,539
Below-Market Leases(1)
Original allocated value	$110,369	$114,150
Less accumulated amortization	(36,798)	(36,338)
	$73,571	$77,812
(1)   Below-market leases are included in other accrued liabilities.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
10. Mortgage Notes Payable:
Mortgage notes payable at March 31, 2025 and December 31, 2024 consist of the following:

	Carrying Amount of Mortgage Notes(1)
Property Pledged as Collateral	March 31, 2025	December 31, 2024	Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Arrowhead Towne Center(5)	$352,152	$351,905	6.75%	$1,921	2028
Danbury Fair Mall(6)	152,227	152,149	6.59%	836	2034
Fashion Outlets of Chicago	299,487	299,465	4.61%	1,145	2031
Fashion Outlets of Niagara Falls USA(7)	79,958	80,775	6.52%	727	2026
Freehold Raceway Mall	399,252	399,210	3.94%	1,300	2029
Fresno Fashion Fair	324,702	324,652	3.67%	971	2026
Green Acres Mall	362,619	361,948	6.62%	1,819	2028
Kings Plaza Shopping Center	535,878	537,471	3.71%	2,436	2030
Lakewood Center(8)	305,142	304,557	8.00%	1,826	2026
Los Cerritos Center(9)	472,156	472,745	5.77%	2,506	2027
Pacific View	70,337	70,560	5.45%	399	2032
Queens Center(10)	523,032	522,945	5.45%	2,349	2029
Santa Monica Place(11)	299,121	298,791	6.27%	1,460	2024
SanTan Village Regional Center	219,620	219,595	4.34%	788	2029
South Plains Mall(12)	195,542	193,870	7.97%	703	2025
Victor Valley, Mall of(13)	83,956	83,928	6.85%	476	2034
Vintage Faire Mall	218,149	219,959	3.55%	1,256	2026
Washington Square(14)	338,866	—	5.61%	1,580	2035
	$5,232,196	$4,894,525

(1)The mortgage notes payable balances include the unamortized debt discounts. Debt discounts represent the deficiency of the fair value of debt under the principal value of debt assumed in various acquisitions. The debt discounts are being amortized into interest expense over the term of the related debt in a manner which approximates the effective interest method. The debt discounts as of March 31, 2025 and December 31, 2024 consisted of the following:

Property Pledged as Collateral	March 31, 2025	December 31, 2024
Arrowhead Towne Center	$25,377	$27,552
Lakewood Center	16,436	19,723
Los Cerritos Center	20,534	22,521
South Plains Mall	4,458	6,130
Total	$66,805	$75,926

The mortgage notes payable also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs were $21,484 and $22,042 at March 31, 2025 and December 31, 2024, respectively.
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
(8)On October 24, 2024, the Company acquired the remaining 40% ownership interest in Lakewood Center that it did not previously own and has consolidated its 100% interest (See Note 15—Acquisitions). In connection with the acquisition, the Company assumed the partner's share of the loan on the property.
(9)On October 24, 2024, the Company acquired the remaining 40% ownership interest in Los Cerritos that it did not previously own and has consolidated its 100% interest (See Note 15—Acquisitions). In connection with the acquisition, the Company assumed the partner's share of the loan on the property.
(10)On October 28, 2024, the Company closed a $525,000, five-year refinance of the loan on Queens Center. The new loan bears interest at a fixed rate of 5.37%, is interest only during the entire loan term and matures November 6, 2029.
(11)Effective April 9, 2024, the loan is in default and accrues incremental default interest of 4%. On March 18, 2025, a court appointed receiver assumed operational control and managerial responsibility for Santa Monica Place. The Company anticipates the disposition of the asset, which is under the control of the receiver, will be executed through foreclosure, deed-in-lieu of foreclosure, or by some other means, and is expected to be completed in the near future. Although the Company is no longer funding any cash shortfall, it will continue to record the operations of the property until the title for the Center is transferred and its obligation for the loan is discharged. Once title to the Center is transferred, the Company will remove the net assets and liabilities from the Company's consolidated balance sheets. The loan is non-recourse to the Company.
(12)On May 14, 2024, the Company acquired the remaining 40% ownership interest in South Plains Mall that it did not previously own and has consolidated its 100% interest (See Note 15—Acquisitions). In connection with the acquisition, the Company assumed the partner's share of the loan on the property.
(13)On August 22, 2024, the Company replaced the existing loan with an $85,000 loan that bears interest at a fixed rate of 6.72%, is interest only during the entire loan term and matures on September 6, 2034.
(14)On March 27, 2025, the Company closed a $340,000, ten-year loan on Washington Square, which matures on April 6, 2035. The loan bears interest at a fixed rate of 5.58% and is interest only during the entire loan term.
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
Total interest expense capitalized was $4,769 and $5,077 for the three months ended March 31, 2025 and 2024, respectively.
The estimated fair value (Level 2 measurement) of mortgage notes payable at March 31, 2025 and December 31, 2024 was $5,083,669 and $4,726,227, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
11. Bank and Other Notes Payable:
Bank and other notes payable consist of the following:
Credit Facility:
On September 11, 2023, the Company and the Operating Partnership entered into an amended and restated credit agreement, which amended and restated their prior credit agreement, and provides for an aggregate $650,000 revolving loan facility that matures on February 1, 2027, with a one-year extension option. The revolving credit facility can be expanded up to $950,000, subject to receipt of lender commitments and other conditions. All obligations under the revolving credit facility are guaranteed unconditionally by the Company and are secured in the form of mortgages on certain wholly-owned assets and pledges of equity interests held by certain of the Company’s subsidiaries. The revolving credit facility bears interest, at the Operating Partnership’s option, at either the base rate (as defined in the credit agreement) or adjusted term SOFR (as defined in the credit agreement) plus, in both cases, an applicable margin. The applicable margin depends on the Company’s overall leverage ratio and ranges from 1.00% to 2.50% over the selected index rate. Adjusted term SOFR is Term SOFR (as defined in the credit agreement) plus 0.10% per annum. As of March 31, 2025, the borrowing rate was SOFR plus a spread of 2.10%. As of March 31, 2025, there were no borrowings outstanding under the revolving credit facility. Unamortized deferred finance costs were $10,730 as of March 31, 2025, which are netted against balances outstanding or as an asset when no borrowings are outstanding on the revolving credit facility which was the case as of March 31, 2025. As of March 31, 2025, the Company’s availability under the revolving credit facility for additional borrowings was $649,777.
As of March 31, 2025 and December 31, 2024, the Company was in compliance with all applicable financial loan covenants.
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
On November 16, 2023, the Company acquired the remaining 49.9% ownership interest in Freehold Raceway Mall that it previously did not own. As a result, Freehold Raceway Mall is no longer part of the financing arrangement and is 100% owned by the Company. In connection with the acquisition of the 49.9% ownership interest, the Company recorded the $5,587 purchase amount as a reduction to the financing arrangement obligation.
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
The fair value (Level 3 measurement) of the financing arrangement obligation at June 13, 2024 was based upon a terminal capitalization rate of 7.00%, a discount rate of 8.25% and market rents per square foot of $45 to $240. The fair value of the financing arrangement obligation is sensitive to these significant unobservable inputs and a change in these inputs may result in a significantly higher or lower fair value measurement. Distributions to the partner, excluding distributions of excess loan proceeds, and changes in fair value of the financing arrangement obligation are recognized as related party interest expense on the Company's consolidated statements of operations.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
12. Financing Arrangement: (Continued)
During the three months ended March 31, 2024, the Company recognized related party interest expense in the Company's consolidated statements of operations in connection with the financing arrangement as follows:

For the Three Months Ended March 31,
2024
Distributions equal to the partner's share of net income	$800
Distributions in excess of the partner's share of net income	700
Adjustment to fair value of financing arrangement obligation	2,939
$4,439
13. Noncontrolling Interests:
The Company allocates net loss of the Operating Partnership based on the weighted average ownership interest during the period. The net loss of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 96% ownership interest in the Operating Partnership as of March 31, 2025 and December 31, 2024. The remaining 4% limited partnership interest as of March 31, 2025 and December 31, 2024 was owned by certain of the Company's executive officers and directors, certain of their affiliates and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the 10 trading days ending on the respective balance sheet date. Accordingly, as of March 31, 2025 and December 31, 2024, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $188,467 and $218,988, respectively.
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
14. Stockholders' Equity:
Stock Offerings
In connection with the commencement of an “at the market” offering program on March 26, 2021, which is referred to as the “2021 ATM Program,” the Company entered into an equity distribution agreement with certain sales agents pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500,000 under the 2021 ATM Program. During the three months ended March 31, 2024, the Company did not issue any shares of common stock under the 2021 ATM Program. As of December 31, 2024, the 2021 ATM Program was fully utilized and is no longer active.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

14. Stockholders' Equity: (Continued)
In connection with the commencement of an “at the market” offering program on November 12, 2024, which is referred to as the “2024 ATM Program,” the Company entered into an equity distribution agreement with certain sales agents pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500,000 under the 2024 ATM Program. During the three months ended March 31, 2025, the Company did not issue any shares of common stock under the ATM Program. As of March 31, 2025, $429,294 remained available to be sold under the ATM Program. Actual future sales will depend upon a variety of factors including, but not limited to, market conditions, the trading price of the Company’s common stock and the Company’s capital needs. The Company has no obligation to sell the remaining shares available for sale under the ATM Program.
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
There were no repurchases under the Stock Buyback Program during the three months ended March 31, 2025 or 2024.
15.   Acquisitions:
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
On March 27, 2025, the Company closed a $340,000, ten-year loan on Washington Square, which matures on April 6, 2035. The loan bears interest at a fixed rate of 5.58% and is interest only during the entire loan term (See Note 10 – Mortgage Notes Payable). The Company used a portion of the net proceeds from this refinancing to repay the remaining first mortgage on Flatiron Crossing, which was $71,644 at the Company’s share (See Note 4 – Investments in Unconsolidated Joint Ventures), and to repay the balance outstanding on the Company’s credit facility of $110,000.
16.   Dispositions:
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
On March 27, 2025, the Company sold Wilton Mall, a 740,000 square foot regional retail center in Saratoga Springs, New York, for $24,800, which resulted in a loss on sale or write down of assets of $2,912. The Company used the net proceeds to pay down debt.
For the three months ended March 31, 2025, the Company sold various land parcels, resulting in gains on sale of land of $923. For the three months ended March 31, 2024, the Company did not have any land sales. The Company used its share of the proceeds from these sales to pay down debt and for other general corporate purposes.
17. Commitments and Contingencies:
As of March 31, 2025, the Company was contingently liable for $6,115 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

17. Commitments and Contingencies: (Continued)
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the relevant agreement. At March 31, 2025, the Company had $10,241 in outstanding obligations, which it believes will be settled in the next twelve months.
18. Related Party Transactions:
Certain unconsolidated joint ventures have engaged the Management Companies to manage the operations of the Centers. Under these arrangements, the Management Companies are reimbursed for compensation paid to on-site employees, leasing agents and project managers at the Centers, as well as insurance costs and other administrative expenses.
The following are fees charged to unconsolidated joint ventures:

	For the Three Months Ended March 31,
	2025	2024
Management fees	$3,141	$4,448
Development and leasing fees	1,592	2,572
	$4,733	$7,020
Interest expense from related party transactions was $0 and $4,439 for the three months ended March 31, 2025 and 2024, respectively, in connection with the financing arrangement (See Note 12—Financing Arrangement).
Due from affiliates includes $3,190 and $1,840 of unreimbursed costs and fees from unconsolidated joint ventures due to the Management Companies at March 31, 2025 and December 31, 2024, respectively.
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
The market-indexed LTI Units vest over the service period of the award based on the percentile ranking of the Company in terms of total return to stockholders (the "Total Return") per share of common stock relative to the Total Return of a group of peer REITs, as measured at the end of the measurement period. The 2025 performance-based LTI Units are all market-indexed awards.
During the three months ended March 31, 2025, the Company granted the following LTI Units:

Grant Date	Units	Type	Fair Value per LTI Unit	Vest Date
2/21/2025	193,776	Service-based	$20.88	12/31/2027
2/21/2025	504,780	Performance-based	$34.81	12/31/2027
	698,556
The fair value of the service-based LTI Units was determined by the market price of the Company's common stock on the date of grant. The fair value (Level 3 measurement) of the performance-based LTI Units granted on February 21, 2025 was estimated on the date of grant using a Monte Carlo Simulation model that assumed an approximate three-year risk-free interest rate of 4.10% and an expected volatility of 42.25%.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
19. Share and Unit-Based Plans: (Continued)
The following table summarizes the activity of the non-vested LTI Units, phantom stock units and stock units:

	LTI Units		Phantom Stock Units		Stock Units
	Units	Value(1)	Units	Value(1)	Units	Value(1)
Balance at January 1, 2025	2,391,933	$13.95	—	$—	240,547	$14.39
Granted	698,556	30.95	8,637	19.63	71,252	19.45
Vested	(73,514)	15.87	(2,822)	19.02	(83,855)	14.34
Balance at March 31, 2025	3,016,975	$17.84	5,815	$19.92	227,944	$15.99

(1) Value represents the weighted average grant date fair value.
The following table summarizes the activity of the vested stock options outstanding:

	Stock Options
	Units	Value(1)
Balance at January 1, 2025	26,371	$54.56
Granted	—	—
Balance at March 31, 2025	26,371	$54.56

(1) Value represents the weighted average exercise price.
The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended March 31,
	2025	2024
LTI Units	$2,697	$2,176
Stock units	731	791
Phantom stock units	54	79
	$3,482	$3,046
The Company capitalized share and unit-based compensation costs of $276 and $316 for the three months ended March 31, 2025 and 2024, respectively. Unrecognized compensation costs of share and unit-based plans at March 31, 2025 consisted of $31,702 from LTI Units, $2,650 from stock units and $0 from phantom stock units.
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

20. Income Taxes: (Continued)
The income tax provision of the TRSs are as follows:

	For the Three Months Ended March 31,
	2025	2024
Current	$—	$—
Deferred	822	1,224
Total income tax benefit	$822	$1,224
The net operating loss ("NOL") carryforwards generated through the 2017 tax year are scheduled to expire through 2037, beginning in 2031. Pursuant to the Tax Cuts and Jobs Act of 2017, NOLs generated in 2018 and subsequent tax years are carried forward indefinitely. The Coronavirus Aid, Relief and Economic Security Act removed the 80% of taxable income limitation, imposed by the Tax Cuts and Jobs Act, for NOLs generated in 2018, 2019 and 2020. Net deferred tax assets of $26,146 and $25,324 were included in deferred charges and other assets, net at March 31, 2025 and December 31, 2024, respectively.
The Company is required to establish a valuation allowance for any portion of the deferred tax asset that the Company concludes is more likely than not to be unrealizable. The Company’s assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of March 31, 2025, the Company had no valuation allowance recorded.
The tax years 2021 through 2023 remain open to examination by the taxing jurisdictions to which the Company is subject.
21. Segment Reporting:
The Company operates as one operating segment and is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company's Chief Operating Decision Maker ("CODM") is the chief executive officer, who reviews financial information presented on a consolidated basis. The CODM assesses performance for the Company's single reportable segment and decides how to allocate resources based on consolidated net income (see the Consolidated Statements of Operations). The Company's objective in making resource allocation decisions is to optimize the consolidated financial results.
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
22. Subsequent Events:
On April 28, 2025, the Company announced a dividend/distribution of $0.17 per share for common stockholders and OP Unitholders of record on June 3, 2025. All dividends/distributions will be paid in cash on June 17, 2025.

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
Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or the industry to differ materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, as well as global, national, regional and local economic and business conditions, including the impact of tariffs and elevated interest rates and inflation, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of current and prospective tenants, anchor or tenant bankruptcies, closures, mergers or consolidations, lease rates, terms and payments; elevated interest rates and its impact on the financial condition and results of operations of the Company, including as a result of any increased borrowing costs on the Company's outstanding floating-rate debt and defaults on mortgage loans, and its tenants, availability, terms and cost of financing and operating expenses; adverse changes in the real estate markets including, among other things, competition from other companies, retail formats and technology, risks of real estate development and redevelopment (including elevated inflation, supply chain disruptions and construction delays), acquisitions and dispositions; adverse impacts from any pandemic, epidemic or outbreak of any highly infectious disease on the U.S., regional and global economies and the financial condition and results of operations of the Company and its tenants; the liquidity of real estate investments, governmental actions and initiatives (including legislative and regulatory changes); environmental and safety requirements; and terrorist activities or other acts of violence which could adversely affect all of the above factors. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results, including those made in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, as well as our other reports filed with the Securities and Exchange Commission (the "SEC"), which disclosures are incorporated herein by reference. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company does not intend, and undertakes no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P. (the "Operating Partnership"). As of March 31, 2025, the Operating Partnership owned or had an ownership interest in 39 regional retail centers (including office, hotel and residential space adjacent to these shopping centers), two community/power shopping centers and one redevelopment property. These 42 regional retail centers, community/power shopping centers and one redevelopment property consist of approximately 42 million square feet of gross leasable area ("GLA") and are referred to herein as the "Centers". The Centers consist of consolidated Centers ("Consolidated Centers") and unconsolidated joint venture Centers ("Unconsolidated Joint Venture Centers"), unless the context otherwise requires. The property management, leasing and redevelopment of the Company's portfolio is provided by the Company's seven management companies (collectively referred to herein as the "Management Companies"). The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Management Companies.
The following discussion is based primarily on the consolidated financial statements of the Company for the three months ended March 31, 2025 and 2024. It compares the results of operations for the three months ended March 31, 2025 to the results of operations for the three months ended March 31, 2024. It also compares the results of operations and cash flows for the three months ended March 31, 2025 to the results of operations and cash flows for the three months ended March 31, 2024.
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
On March 27, 2025, the Company sold Wilton Mall, a 740,000 square foot regional retail center in Saratoga Springs, New York, for $24.8 million, which resulted in a loss on sale of assets of $2.9 million. The Company used the net proceeds to pay down debt and for other general corporate purposes.

On April 30, 2025, the Company sold SouthPark Mall, an 802,000 square foot regional retail center in Moline, Illinois, for $10.5 million. The Company used the net proceeds for general corporate purposes. This asset was unencumbered.
For the three months ended March 31, 2025, the Company and certain joint venture partners sold various land parcels in separate transactions, resulting in the Company’s share of the gains on sale of land of $0.7 million. The Company used its share of the proceeds from these sales of $8.3 million to pay down debt and for other general corporate purposes.
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
On April 9, 2024, the Company defaulted on the $300.0 million loan on Santa Monica Place. The Company has completed transition of the property to a receiver but is still the owner of record.
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
On February 7, 2025, the Company's joint venture in Flatiron Crossing repaid in full the $14.5 million mezzanine loan and $14.5 million of the first mortgage, and obtained a 90-day extension for the remaining $140.5 million of the first mortgage. The mezzanine loan had an interest rate of SOFR plus 12.25% and the first mortgage had an interest rate of SOFR plus 2.90% for a weighted average aggregate interest rate of SOFR plus 3.70%. The interest rate on the first mortgage was SOFR plus 2.90% during the extension period. On March 28, 2025, the Company's joint venture in Flatiron Crossing repaid in full the remaining $140.5 million ($71.6 million at the Company's share) of the first mortgage, as discussed below.
On March 27, 2025, the Company closed a $340.0 million, ten-year loan on Washington Square, which matures on April 6, 2035. The loan bears interest at a fixed rate of 5.58% and is interest only during the entire loan term. The Company used a portion of the net proceeds from this refinancing to repay the remaining first mortgage on Flatiron Crossing, which was $71.6 million at the Company’s share, and to repay the balance outstanding on the Company’s revolving credit facility of $110.0 million. As of the date of this Quarterly Report on Form 10-Q, there are no borrowings outstanding on the Company’s revolving credit facility (See “Liquidity and Capital Resources”).
Redevelopment and Development Activities:
The Company’s joint venture in Scottsdale Fashion Square, a 1,875,000 square foot regional retail center in Scottsdale, Arizona, is redeveloping a two-level Nordstrom wing with luxury-focused retail and restaurant uses. The total cost of the project is estimated to be between $84.0 million and $90.0 million, with $42.0 million to $45.0 million estimated to be the Company’s pro rata share. The Company has incurred $30.4 million of the total $60.8 million incurred by the joint venture as of March 31, 2025. The opening will be in phases which began in 2024, with anticipated completion in 2025.
The Company is redeveloping the northeast quadrant of Green Acres Mall, a 2,064,000 square foot regional retail center in Valley Stream, New York. The project will include new exterior shops and facade totaling approximately 375,000 square feet of leasing, including new grocery use, redevelopment of a vacant anchor building and demolition of another vacant anchor building. The total cost of the project is estimated to be between $130.0 million and $150.0 million. The Company has incurred approximately $22.7 million as of March 31, 2025. The anticipated opening is in 2026 for the majority of the tenants, with one anchor tenant expected to open in 2027.
The Company’s joint venture in FlatIron Crossing, a 1,397,000 square foot regional retail center in Broomfield, Colorado, is developing luxury, multi-family residential units, new/repurposed retail and food and beverage uses, and a community plaza, in addition to the redevelopment of the vacant former Nordstrom store located on the property. The Company's ownership percentage is expected to be 43.4% in the residential portion of the development and 51.0% in the remainder of the property. The total cost of the project is estimated to be between $245.0 million and $265.0 million, with $125.0 million to $135.0 million estimated to be the Company’s pro rata share. The Company has incurred $11.7 million of the total $23.0 million incurred by the joint venture as of March 31, 2025. The anticipated opening will be in phases beginning in 2027.
Other Transactions and Events:
The Company declared a cash dividend of $0.17 per share of its common stock for each quarter of 2024. On February 14, 2025, the Company announced a first quarter cash dividend of $0.17 per share of its common stock, which was paid on March 18, 2025 to stockholders of record on March 4, 2025. On April 28, 2025, the Company announced a second quarter cash dividend of $0.17 per share of its common stock, which will be paid on June 17, 2025 to stockholders of record on June 3, 2025. The dividend amount will be reviewed by the Board on a quarterly basis.
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
In connection with the commencement of a separate “at the market” offering program on November 12, 2024, which is referred to as the “2024 ATM Program,” the Company entered into an equity distribution agreement with certain sales agents pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500.0 million. During the twelve months ended December 31, 2024, the Company sold 3.7 million shares of common stock for approximately $69.1 million of net proceeds through the 2024 ATM Program at a weighted average price of $18.68. During the three months ended March 31, 2025, the Company did not issue any shares of common stock under the 2024 ATM Program. As of March 31, 2025, the Company had approximately $429.3 million of gross sales of its common stock available under the 2024 ATM Program.
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
Inflation:
Most of the leases at the Centers have rent adjustments periodically throughout the lease term. These rent increases are either in fixed increments or based on using an annual multiple of increases in the Consumer Price Index. In addition, the routine expiration of leases for spaces 10,000 square feet and under each year enables the Company to replace existing leases with new leases at higher base rents if the rents of the existing leases are below the then existing market rate. The Company has generally entered into leases that require tenants to pay a stated amount for operating expenses, generally excluding property taxes, regardless of the expenses actually incurred at any Center, which places the burden of cost control on the Company. Additionally, most leases require the tenants to pay their pro rata share of property taxes and utilities. Inflation is expected to have a negative impact on the Company's costs in 2025.

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
Results of Operations
Many of the variations in the results of operations, discussed below, occurred because of the transactions affecting the Company’s properties described in Management’s Overview and Summary above, including those related to the Redevelopment Properties, the JV Transition Centers and the Disposition Properties (each as defined below).
For purposes of the discussion below, the Company defines “Same Centers” as those Centers that are substantially complete and in operation for the entirety of both periods of the comparison. Non-Same Centers for comparison purposes include those Centers or properties that are going through a substantial redevelopment often resulting in the closing of a portion of the Center (“Redevelopment Properties”), those properties that have recently transitioned to or from equity method joint ventures to or from consolidated assets ("JV Transition Centers") and properties that have been disposed of (“Disposition Properties”). The Company moves a Center in and out of Same Centers based on whether the Center is substantially complete and in operation for the entirety of both periods of the comparison. Accordingly, the Same Centers consist of all Consolidated Centers, excluding the Redevelopment Properties, the JV Transition Centers, Santa Monica Place and the Disposition Properties, for the periods of comparison. Santa Monica Place is excluded from Same Centers due to the Company's default on the non-recourse loan on April 9, 2024 and the completion of the transition of the property to a receiver during the first quarter of 2025. The Company is still the owner of record of the property.
For the comparison of the three months ended March 31, 2025 to the three months ended March 31, 2024, the JV Transition Centers are Arrowhead Towne Center, Chandler Fashion Center, Lakewood Center, Los Cerritos Center, Washington Square and South Plains Mall (See “Acquisitions” in Management’s Overview and Summary). The Disposition Properties are The Oaks, Southridge Mall, Wilton Mall and a former department store parcel at Valle Vista Mall (See "Dispositions" in Management’s Overview and Summary). For the comparison of the three months ended March 31, 2025 to the three months ended March 31, 2024, there are no Redevelopment Properties.
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
During the trailing twelve months ended March 31, 2025, comparable tenant sales for spaces less than 10,000 square feet across the portfolio decreased by 1.5% relative to the first quarter of 2024. The leased occupancy rate of 92.6% at March 31, 2025 represented a 0.8% decrease from 93.4% at March 31, 2024 and a 1.5% sequential decrease compared to the 94.1% occupancy rate at December 31, 2024. Releasing spreads increased as the Company executed leases at an average rent of $69.99 for new and renewal leases executed compared to $63.13 on leases expiring, resulting in a releasing spread increase of $6.86 per square foot, or 10.9%, for the trailing twelve months ended March 31, 2025. This was the Company’s fourteenth consecutive quarter of positive base rent leasing spreads.
As of March 31, 2025, the Company has executed renewal leases or commitments on 69% of its square footage expiring in 2025, which leases are expected to commence throughout 2025 and 2026 and another 24% of such expiring space is in the letter of intent stage. Excluding those leases, the remaining leases expiring in 2025, which represent approximately 184,000 square feet of the Centers, are in the prospecting stage.
The Company has entered into 130 leases for new stores totaling approximately 814,000 square feet that have opened or are planned for opening in 2025, and another 27 leases for new stores totaling approximately 486,000 square feet opening after 2025. In total, through 2028, new store leases are expected to produce total gross revenue of approximately $79.5 million (at the

Company’s pro rata share) in excess of the revenue generated from prior uses in the same spaces. While there may be additional new space openings in 2025, any such leases are not yet executed.
During the quarter ended March 31, 2025, the Company signed 87 new leases and 233 renewal leases comprising approximately 2.6 million square feet of GLA. The average tenant allowance was $14.56 per square foot.
Outlook
During the second quarter of 2024, the Company unveiled the Path Forward Plan which is a multi-pronged strategy to improve the Company's balance sheet, while also making inward-facing enhancements to both bolster company culture and improve key business processes to gain operating efficiencies. Essential goals of the Path Forward Plan include:
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
The Company may achieve these goals through a variety of methods and the timing, extent and impact of any transactions that the Company has or will undertake while implementing the Path Forward Plan may vary and evolve. In order to deleverage its capital structure, the Company may pursue asset dispositions and acquisitions, experience organic growth in EBITDA as tenants in its lease pipeline open for business, be selective about undertaking new development and redevelopment projects, and/or issue common stock. Asset sales will focus on whether a property is core to the Company’s strategy and may include defaulting on certain mortgage debts on the Company’s properties and giving possession of such secured properties to the lender. Additionally, as part of the Path Forward Plan, the Company is targeting for disposition certain outparcels, freestanding retail assets, non-enclosed mall assets and vacant land.
Further, the Company has a long-term four-pronged business strategy that focuses on the acquisition, leasing and management, redevelopment and development of regional retail centers. Although some of the key performance indicators at the Centers continued to improve during 2024 and the first quarter of 2025, including a strong start to 2025 leasing volume and leasing spreads, operating results in 2025 have been and are expected to continue to be negatively impacted by certain external factors, including sustained inflation, tariffs and elevated interest rates, as well as the impact from the 2024 bankruptcy of Express and any future tenant bankruptcies.
Traffic levels at the Company’s Centers for the first quarter of 2025 increased by 1.8% from 2024 levels for the same time period. Portfolio tenant sales per square foot from spaces less than 10,000 square feet for the trailing twelve months ended March 31, 2025 were $837 compared to $837 for the year ended December 31, 2024. Comparable tenant sales from spaces less than 10,000 square feet across the portfolio for the quarter ended March 31, 2025 decreased by 1.5% compared to the same period in 2024.
During the first quarter of 2025, the Company signed 320 leases for approximately 2.6 million square feet, compared to 211 leases and 1.0 million square feet leased during the first quarter of 2024, representing a 156% increase in the amount of square footage leased and a 52% increase in the number of leases signed on a comparable center basis.
The Company believes that diversity of use within its tenant base has been, and will continue to be, a prominent internal growth catalyst at its Centers going forward, as new uses enhance the productivity and diversity of the tenant mix and have the potential to significantly increase customer traffic at the applicable Centers. During the quarter ended March 31, 2025, the Company signed leases for new stores with new-to-Macerich portfolio uses for 104,000 square feet, with another 255,000 square feet of such new-to-Macerich portfolio leases currently in negotiation as of the date of this Quarterly Report on Form 10-Q.
As of March 31, 2025, the leased occupancy rate was 92.6%, a 0.8% decrease compared to the leased occupancy rate at March 31, 2024 of 93.4% and a 1.5% sequential decrease compared to the 94.1% occupancy rate at December 31, 2024. The decrease was driven primarily by temporary and holiday specialty tenants.
Many of the Company’s leases contain co-tenancy clauses. Certain Anchor or small tenant closures have become permanent, and co-tenancy clauses within certain leases may be triggered as a result. The Company does not anticipate that the negative impact of such clauses on lease revenue will be significant.

The pace of bankruptcy filings involving the Company’s tenants has remained steady in recent years but is substantially lower than 2021 levels. For the year ended December 31, 2024, there were 13 bankruptcy filings involving the Company’s tenants, including the bankruptcy of Express, totaling 54 leases and representing approximately 369,000 square feet of leased space and $21.7 million of annual leasing revenue at the Company’s share. Year-to-date 2025, there was one bankruptcy filing involving the Company’s tenant, Forever 21, totaling 20 leases and representing approximately 734,000 square feet of leased space and approximately $5.2 million of annual leasing revenue at the Company’s share. Based on current information and market data, the Company expects that the pace of bankruptcy filings in 2025 will be lower than the average bankruptcy rate over the last decade but the Company will continue to monitor the impact of tariffs and other economic conditions on the Company's tenants.
During 2025, the Company expects to generate positive cash flow after recurring operating capital expenditures, leasing capital expenditures and payment of dividends. This assumption does not include any potential capital generated from dispositions, refinancings or issuances of common stock. To the extent available, any excess cash flow may be used to fund the Company’s development and redevelopment pipeline and/or de-lever the Company’s balance sheet.
The Company continues to actively address its near-term, non-recourse loan maturities, with nine completed transactions from the beginning of 2024 through the first quarter of 2025, totaling approximately $1.8 billion, or approximately $1.6 billion at the Company’s pro rata share. For additional information on the Company’s financing transactions in the year ended 2024 through the date of this Quarterly Report on Form 10-Q, see “Financing Activities” in Management’s Overview and Summary.
On April 9, 2024, the Company defaulted on the $300.0 million non-recourse loan on Santa Monica Place and during the first quarter of 2025, completed the transition of the property to a receiver. The Company is still the owner of record of the property.
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
Comparison of Three Months Ended March 31, 2025 and 2024
Revenues:
Leasing revenue increased by $44.0 million, or 23.0%, from 2024 to 2025. The increase in leasing revenue is attributed to an increase of $47.1 million from the JV Transition Centers and $6.7 million from the Same Centers offset in part by decreases of $8.6 million from the Disposition Properties and $1.2 million from Santa Monica Place. Leasing revenue includes the amortization of above and below-market leases, the amortization of straight-line rents, lease termination income, percentage rent and the recovery of bad debts. The amortization of above and below-market leases increased from $0.1 million in 2024 to $1.0 million in 2025. Straight-line rents increased from $(3.2) million in 2024 to $(0.3) million in 2025. Lease termination income increased from $1.1 million in 2024 to $4.9 million in 2025. Percentage rent increased from $2.6 million in 2024 to $4.3 million in 2025. Provisions for bad debts decreased from $2.9 million in 2024 to $1.6 million in 2025.
Shopping Center and Operating Expenses:
Shopping center and operating expenses increased $11.0 million, or 14.8%, from 2024 to 2025. The increase in shopping center and operating expenses is attributed to an increase of $3.8 million from the Same Centers, which is primarily due to increased property taxes, maintenance and utilities costs, and $10.2 million from the JV Transition Centers offset in part by a decrease of $3.1 million from the Disposition Properties.
Leasing Expenses:
Leasing expenses increased from $10.5 million in 2024 to $11.2 million in 2025 due primarily to an increase in compensation expense.
Management Companies' Operating Expenses:
Management Companies' operating expenses increased $1.6 million from 2024 to 2025 due primarily to an increase in compensation expense, including employee severance costs of $1.3 million.

Depreciation and Amortization:
Depreciation and amortization increased $24.2 million from 2024 to 2025. The increase in depreciation and amortization is attributed to increases of $24.0 million from the JV Transition Centers and $3.1 million from the Same Centers offset in part by a decrease of $3.4 million from the Disposition Properties.
Interest Expense:
Interest expense increased $16.9 million from 2024 to 2025. The increase in interest expense is attributed to increases of $19.7 million from the JV Transition Centers and $2.2 million from the Same Centers offset in part by decreases of $2.1 million from lower outstanding balances on the Company's revolving loan facility, $4.4 million from the financing arrangement discussed in Note 12 in the Company's Notes to the Consolidated Financial Statements and $2.2 million from the Disposition Properties. Additionally, $3.7 million of the increase is attributable to Santa Monica Place, which includes default interest expense of $3.0 million. The decrease in interest expense from the financing arrangement is primarily due to the change in fair value of the underlying properties and the mortgage notes payable on the underlying properties and Chandler Freehold no longer being accounted for as a financing arrangement (See Note 12—Financing Arrangement in the Notes to the Consolidated Financial Statements).
Equity in Loss of Unconsolidated Joint Ventures:
Equity in loss of unconsolidated joint ventures decreased $72.5 million from 2024 to 2025. The decrease in equity in loss of unconsolidated joint ventures is primarily due to the write-down of the Company's investment in Los Angeles Premium Outlets of $57.7 million during the first quarter of 2024.
Loss on Sale or Write Down of Assets, net:
Loss on sale or write down of assets, net decreased $22.1 million from 2024 to 2025. The decrease is primarily due to the 2024 impairment loss of $36.0 million at Santa Monica Place, as a result of the reduction in the estimated holding period of the property (See "—Financing Activities" in Management's Overview and Summary) offset in part by impairment losses in 2025 of $13.3 million recognized as a result of the reduction in the estimated holding period of certain properties.
Net Loss:
Net loss decreased $80.3 million from 2024 to 2025. The decrease in net loss is primarily due to the 2024 impairment losses at Santa Monica Place and Los Angeles Premium Outlets along with the other variances noted above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold, accrued default interest expense and loss on non-real estate investments increased 17.1% from $74.6 million in 2024 to $87.4 million in 2025. For a reconciliation of net loss attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders—diluted, and FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold, accrued default interest expense and loss on non-real estate investments—diluted, see "Funds From Operations ("FFO")" below.
Operating Activities:
Cash provided by operating activities increased $27.4 million from 2024 to 2025. The increase is primarily due to the changes in assets and liabilities and the results, as discussed above.
Investing Activities:
Cash used in investing activities increased $56.1 million from 2024 to 2025. The increase in cash used in investing activities is primarily attributed to increases in contributions to unconsolidated joint ventures of $84.0 million, decreases in property improvements of $0.5 million and increases in development, redevelopment and renovation of $7.9 million offset in part by increases in distributions from unconsolidated joint ventures of $9.8 million. The increase in contributions to unconsolidated joint ventures is primarily due to contributions to Flatiron Crossing in 2025 to payoff the remaining loan balance (See “Financing Activities” in Management’s Overview and Summary).
Financing Activities:
Cash provided by financing activities increased $160.9 million from 2024 to 2025. The increase in cash provided by financing activities is primarily due to a decrease in payments on mortgages, bank and other notes payable of $103.2 million, an increase in proceeds from mortgages, bank and other notes payable of $70.0 million offset in part by an increase in dividends and distributions of $11.2 million.
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
Uses of Capital
The following tables summarize capital expenditures incurred at the Centers (at the Company's pro rata share):

	For the Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Consolidated Centers:
Property improvements	$2,876	$4,160
Development, redevelopment, expansions and renovations of Centers	34,002	18,186
Tenant allowances	3,937	2,916
Deferred leasing charges	1,532	1,153
	$42,347	$26,415
Unconsolidated Joint Venture Centers:
Property improvements	$1,155	$2,253
Development, redevelopment, expansions and renovations of Centers	13,545	8,749
Tenant allowances	1,430	3,083
Deferred leasing charges	481	1,904
	$16,611	$15,989
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
Sources of Capital
The Company has also generated liquidity in the past, and may continue to do so in the future, through equity offerings and issuances, property refinancings, joint venture transactions and the sale of non-core assets. Asset sales will focus on whether a property is core to the Company's strategy and may include defaulting on certain mortgage debts on the Company's properties and giving possession of such secured properties to the lender. For example, since implementing the Path Forward Plan in the second quarter of 2024, the Company’s joint venture sold Country Club Plaza in Kansas City, Missouri on June 28, 2024 and the Company sold its 50% interest in Biltmore Fashion Park in Phoenix, Arizona on July 31, 2024. Additionally, on November 25, 2024, the Company sold Southridge Mall in Des Moines, Iowa and on December 10, 2024, the Company sold

The Oaks in Thousand Oaks, California. On March 27, 2025, the Company sold Wilton Mall in Saratoga Springs, New York and on April 30, 2025, the Company sold SouthPark Mall in Moline, Illinois. The Company used its share of proceeds from these transactions to pay down its revolving loan facility and other debt obligations. During the three months ended March 31, 2025 and the year ended December 31, 2024, the Company and certain joint venture partners sold various land parcels in separate transactions for aggregate proceeds of $8.3 million and $6.1 million (at the Company's share), respectively, which the Company used to pay down debt and for other general corporate purposes.
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
On each of March 26, 2021 and November 12, 2024, the Company registered separate “at the market” offering programs, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500.0 million under each of the 2021 ATM Program and the 2024 ATM Program, in each case, in amounts and at times to be determined by the Company. The 2021 ATM Program was fully utilized as of September 30, 2024 and is no longer active. During the three months ended March 31, 2025 and 2024, no shares of common stock were issued under the ATM Programs. As of March 31, 2025, the Company had approximately $429.3 million of gross sales of its common stock available under the 2024 ATM Program.
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
The Company's total outstanding loan indebtedness, which includes mortgages and other notes payable, at March 31, 2025 was $6.80 billion (consisting of $5.23 billion of consolidated debt, less $0.03 billion of noncontrolling interests, plus $1.60 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's revolving loan facility or cash on hand, with the exception of Santa Monica Place (See “—Financing Activities” in Management’s Overview and Summary).
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
Additionally, as of March 31, 2025, the Company was contingently liable for $6.1 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. As of March 31, 2025, $5.9 million of these letters of credit were secured by restricted cash. The Company does not believe that these letters of credit will result in a liability to the Company.

The Company continues to actively address its near-term, non-recourse loan maturities, with nine completed transactions from the beginning of 2024 through the first quarter of 2025 totaling approximately $1.8 billion, or approximately $1.6 billion at the Company’s pro rata share. For additional information on the Company’s financing transactions in the year ended 2024 through the date of this Quarterly Report on Form 10-Q, see “Financing Activities” in Management’s Overview and Summary.
On September 11, 2023, the Company and the Operating Partnership entered into an amended and restated credit agreement, which amended and restated their prior credit agreement, and provides for an aggregate $650.0 million revolving loan facility that matures on February 1, 2027, with a one-year extension option. The revolving credit facility can be expanded up to $950.0 million, subject to receipt of lender commitments and other conditions. All obligations under the revolving credit facility are guaranteed unconditionally by the Company and are secured in the form of mortgages on certain wholly-owned assets and pledges of equity interests held by certain of the Company’s subsidiaries. The revolving credit facility bears interest, at the Operating Partnership’s option, at either the base rate (as defined in the credit agreement) or adjusted term SOFR (as defined in the credit agreement) plus, in both cases, an applicable margin. The applicable margin depends on the Company’s overall leverage ratio and ranges from 1.00% to 2.50% over the selected index rate. As of March 31, 2025, borrowing rate was SOFR plus a spread of 2.10%. As of March 31, 2025, there were no borrowings under the revolving credit facility. Unamortized deferred finance costs were $10.7 million as of March 31, 2025, which are netted against balances outstanding or as an asset when no borrowings are outstanding on the revolving credit facility which was the case as of March 31, 2025. As of March 31, 2025, the Company’s availability under the revolving credit facility for additional borrowings was $649.8 million.
Cash dividends and distributions for the three months ended March 31, 2025 were $50.4 million (including distributions from consolidated joint ventures of $3.2 million), which were funded by operations.
At March 31, 2025, the Company was in compliance with all applicable loan covenants under its agreements.
At March 31, 2025, the Company had cash and cash equivalents of $253.2 million.
Material Cash Commitments:
The following is a schedule of material cash commitments as of March 31, 2025 for the Consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Cash Commitments	Total	Less than 1 year		1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)(1)	$6,323,838	$997,714	(3)	$2,323,031	$1,874,735	$1,128,358
Lease obligations(2)	115,834	8,665		23,450	15,002	68,717
	$6,439,672	$1,006,379		$2,346,481	$1,889,737	$1,197,075
__________________________________________________________
(1)Interest payments on floating rate debt were based on rates in effect at March 31, 2025.
(2)See Note 8—Leases in the Company's Notes to the Consolidated Financial Statements.
(3)Includes the approximately $300.0 million non-recourse loan on Santa Monica Place which the Company defaulted on in April 9, 2024. The Company is still the owner of record of the property.

Funds From Operations ("FFO")
The Company uses FFO in addition to net loss to report its operating and financial results and considers FFO and FFO —diluted as supplemental measures for the real estate industry and a supplement to GAAP measures. The National Association of Real Estate Investment Trusts defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of properties, plus real estate related depreciation and amortization, impairment write-downs of real estate and write-downs of investments in an affiliate where the write-downs have been driven by a decrease in the value of real estate held by the affiliate and after adjustments for unconsolidated joint ventures. Adjustments for unconsolidated joint ventures are calculated to reflect FFO on the same basis.
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
Management compensates for the limitations of FFO by providing investors with financial statements prepared according to GAAP, along with this detailed discussion of FFO and a reconciliation of net loss to FFO and FFO—diluted. Management believes that to further understand the Company's performance, FFO should be compared with the Company's reported net loss and considered in addition to cash flows in accordance with GAAP, as presented in the Company's consolidated financial statements. The following reconciles net loss attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted and FFO attributable to common stockholders and unit holders—basic and diluted, excluding financing expense in connection with Chandler Freehold, accrued default interest expense and loss on non-real estate investments for the three months ended March 31, 2025 and 2024 (dollars and shares in thousands):

	For the Three Months Ended March 31,
	2025	2024
Net loss attributable to the Company	$(50,123)	$(126,728)
Adjustments to reconcile net loss attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted:
Noncontrolling interests in the Operating Partnership	(2,156)	(5,930)
Loss on sale or write down of assets, net—consolidated assets	13,987	36,085
Add: gain on sale of undepreciated assets—consolidated assets	923	—
Loss on sale or write down of assets—unconsolidated joint ventures, net(1)	1,111	57,655
Add: loss on sale of undepreciated assets—unconsolidated joint ventures(1)	(210)	(17)
Depreciation and amortization—consolidated assets	92,562	68,351
Less: noncontrolling interests in depreciation and amortization—consolidated assets	(564)	(1,733)
Depreciation and amortization—unconsolidated joint ventures(1)	27,783	40,697
Less: depreciation on personal property	(2,340)	(1,835)
FFO attributable to common stockholders and unit holders—basic and diluted	80,973	66,545
Financing expense in connection with Chandler Freehold	—	3,639
Accrued default interest expense	3,000	(1,045)
Loss on non-real estate investments	3,399	5,461
FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold, accrued default interest expense and loss on non-real estate investments —basic and diluted	$87,372	$74,600
Weighted average number of FFO shares outstanding for:
FFO attributable to common stockholders and unit holders—basic(2)	263,851	226,141
Adjustments for impact of dilutive securities in computing FFO—diluted:
Share and unit based compensation plans	—	—
Weighted average number of FFO shares outstanding for FFO attributable to common stockholders and unit holders—basic and diluted(2)	263,851	226,141
(1)     Unconsolidated joint ventures are presented at the Company's pro rata share.
(2)     Calculated based upon basic net income as adjusted to reach basic FFO. Includes 10.9 million and 10.1 million of OP Units outstanding for the three months ended March 31, 2025 and 2024, respectively.
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
The following table sets forth information as of March 31, 2025 concerning the Company's long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the twelve months ending March 31,
	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long-term debt:
Fixed rate	$462,575	$743,214	$1,216,625	$19,528	$1,632,888	$945,656	$5,020,486	$4,783,669
Average interest rate	3.85%	3.78%	4.59%	3.83%	4.34%	5.48%	4.49%
Floating rate	300,000	—	—	—	—	—	300,000	300,000
Average interest rate	5.84%	—%	—%	—%	—%	—%	5.84%
Total debt—Consolidated Centers	$762,575	$743,214	$1,216,625	$19,528	$1,632,888	$945,656	$5,320,486	$5,083,669
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long-term debt (at Company's pro rata share):
Fixed rate	$89,903	$78,273	$446,495	$460,299	$239,621	$244,160	$1,558,751	$1,520,866
Average interest rate	4.07%	3.79%	5.73%	5.90%	5.50%	4.03%	5.28%
Floating rate	—	34,670	—	12,000	—	—	46,670	47,448
Average interest rate	—%	8.53%	—%	6.82%	—%	—%	8.09%
Total debt—Unconsolidated Joint Venture Centers	$89,903	$112,943	$446,495	$472,299	$239,621	$244,160	$1,605,421	$1,568,314
The Consolidated Centers' total fixed rate debt at March 31, 2025 and December 31, 2024 was $5.0 billion and $4.7 billion, respectively. The average interest rate on the fixed rate debt at March 31, 2025 and December 31, 2024 was 4.49% and 4.40%, respectively. The Consolidated Centers' total floating rate debt at March 31, 2025 and December 31, 2024 was $300.0 million and $410.0 million, respectively. The average interest rate on the floating rate debt at March 31, 2025 and December 31, 2024 was 5.84% and 6.21%, respectively.
The Company's pro rata share of the Unconsolidated Joint Venture Centers' fixed rate debt at March 31, 2025 and December 31, 2024 was $1.6 billion. The average interest rate on the fixed rate debt at March 31, 2025 and December 31, 2024 was 5.28%. The Company's pro rata share of the Unconsolidated Joint Venture Centers' floating rate debt at March 31, 2025 and December 31, 2024 was $46.7 million and $132.9 million, respectively. The average interest rate on the floating rate debt at March 31, 2025 and December 31, 2024 was 8.09% and 8.29%, respectively.
The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value. Interest rate cap agreements offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements effectively replace a floating rate on the notional amount with a fixed rate as noted above. As of March 31, 2025, the Company has an interest rate cap agreement in place (See Note 4—Investments in Unconsolidated Joint Ventures and Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements). The respective loan requires an interest rate cap agreement to be in place at all times, which limits how high the prevailing floating loan rate index (i.e., SOFR) for the loan can rise. As of the date of this Quarterly Report on Form 10-Q, SOFR for this loan did not exceed the strike interest rate within the required interest rate cap agreement.
In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $3.5 million per year based on $346.7 million of floating rate debt outstanding at March 31, 2025.

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
Item 4.    Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of March 31, 2025, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A.  Risk Factors
There have been no material changes to the risk factors relating to the Company set forth under the caption "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
(a) On March 4, 2025, the Company, as general partner of the Operating Partnership, issued 6,100 shares of common stock of the Company upon the redemption of an aggregate of 6,100 common partnership units of the Operating Partnership. These shares of common stock were issued in a private placement to a limited partner of the Operating Partnership, an accredited investor, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2025 to January 31, 2025	—	$—	—	$278,707,048
February 1, 2025 to February 28, 2025	—	—	—	$278,707,048
March 1, 2025 to March 31, 2025	—	—	—	$278,707,048
Total	—	$—	—
(1)On February 12, 2017, the Company's Board of Directors authorized the repurchase of up to $500.0 million of the Company's outstanding common shares from time to time as market conditions warrant.
Item 3.  Defaults Upon Senior Securities
Not Applicable.
Item 4.  Mine Safety Disclosures
Not Applicable.
Item 5.  Other Information
During the three months ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

3.1.14	Articles of Amendment of the Company (increased authorized shares) (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date May 28, 2021).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date January 26, 2023).

Exhibit Number	Description
31.1	Section 302 Certification of Jackson Hsieh, Chief Executive Officer
31.2	Section 302 Certification of Daniel E. Swanstrom II, Chief Financial Officer
32.1**	Section 906 Certifications of Jackson Hsieh and Daniel E. Swanstrom II
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).

** Furnished herewith.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE MACERICH COMPANY
		By:	/s/ JACKSON HSIEH
Jackson Hsieh
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ DANIEL E. SWANSTROM II
Daniel E. Swanstrom II
Senior Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ CHRISTOPHER J. ZECCHINI
Christopher J. Zecchini
Senior Vice President and Chief Accounting Officer
Date:	May 12, 2025		(Principal Accounting Officer)