Form 10-Q
period 2025-06-30
MACERICH CO
filed 2025-08-11
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
Number of shares outstanding as of August 8, 2025 of the registrant's common stock, par value $0.01 per share: 252,751,307 shares

THE MACERICH COMPANY
FORM 10-Q

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS:
Property, net	$7,165,363	$7,097,113
Cash and cash equivalents	131,092	89,858
Restricted cash	94,381	87,621
Tenant and other receivables, net	129,215	155,350
Right-of-use assets, net	114,181	111,037
Deferred charges and other assets, net	372,621	369,553
Due from affiliates	3,481	1,840
Investments in unconsolidated joint ventures	718,917	654,667
Total assets	$8,729,251	$8,567,039
LIABILITIES AND EQUITY:
Mortgage notes payable	$5,229,832	$4,894,525
Bank and other notes payable	90,216	98,323
Accounts payable and accrued expenses	98,800	87,540
Lease liabilities	71,542	71,683
Other accrued liabilities	369,657	379,863
Distributions in excess of investments in unconsolidated joint ventures	206,389	192,680
Total liabilities	6,066,436	5,724,614
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized at June 30, 2025 and December 31, 2024, and 253,199,243 and 252,925,496 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	2,530	2,527
Additional paid-in capital	6,167,547	6,160,780
Accumulated deficit	(3,584,742)	(3,406,786)
Accumulated other comprehensive loss	(13)	(34)
Total stockholders' equity	2,585,322	2,756,487
Noncontrolling interests	77,493	85,938
Total equity	2,662,815	2,842,425
Total liabilities and equity	$8,729,251	$8,567,039
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Leasing revenue	$232,725	$197,961	$468,372	$389,613
Other	11,130	10,781	19,786	19,683
Management Companies	5,938	6,779	10,859	15,008
Total revenues	249,793	215,521	499,017	424,304
Expenses:
Shopping center and operating expenses	79,848	70,446	165,011	144,633
Leasing expenses	10,624	9,590	21,843	20,112
Management Companies' operating expenses	21,871	19,450	42,654	38,649
REIT general and administrative expenses	7,798	6,996	15,410	14,639
Depreciation and amortization	88,500	71,676	181,062	140,027
	208,641	178,158	425,980	358,060
Interest expense:
Related parties	—	(15,701)	—	(11,264)
Other	71,925	55,466	140,999	103,219
	71,925	39,765	140,999	91,955
Total expenses	280,566	217,923	566,979	450,015
Equity in loss of unconsolidated joint ventures	(475)	(56,837)	(1,274)	(130,113)
Income tax benefit (expense)	188	(258)	1,010	966
(Loss) gain on sale or write down of assets, net	(10,484)	324,996	(24,472)	288,911
Net (loss) income	(41,544)	265,499	(92,698)	134,053
Less: net (loss) income attributable to noncontrolling interests	(639)	13,492	(1,669)	8,774
Net (loss) income attributable to the Company	$(40,905)	$252,007	$(91,029)	$125,279
(Loss) income per common share—attributable to common stockholders:
Basic	$(0.16)	$1.16	$(0.36)	$0.58
Diluted	$(0.16)	$1.16	$(0.36)	$0.58
Weighted average number of common shares outstanding:
Basic	253,085,000	216,180,000	253,039,000	216,108,000
Diluted	253,085,000	216,180,000	253,039,000	216,108,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(41,544)	$265,499	$(92,698)	$134,053
Other comprehensive income:
Interest rate cap agreements	1	305	21	920
Comprehensive (loss) income	(41,543)	265,804	(92,677)	134,973
Less: net (loss) income attributable to noncontrolling interests	(639)	13,492	(1,669)	8,774
Comprehensive (loss) income attributable to the Company	$(40,904)	$252,312	$(91,008)	$126,199
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)
Three Months Ended June 30, 2025 and 2024

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at April 1, 2025	253,030,425	$2,528	$6,161,896	$(3,500,838)	$(14)	$2,663,572	$80,351	$2,743,923
Net loss	—	—	—	(40,905)	—	(40,905)	(639)	(41,544)
Interest rate cap agreements	—	—	—	—	1	1	—	1
Amortization of share and unit-based plans	76,828	1	5,137	—	—	5,138	—	5,138
Employee stock purchases	91,990	1	1,250	—	—	1,251	—	1,251
Stock offerings, net	—	—	(221)	—	—	(221)	—	(221)
Distributions paid ($0.17 per share)	—	—	—	(42,999)	—	(42,999)	—	(42,999)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,734)	(2,734)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(515)	—	—	(515)	515	—
Balance at June 30, 2025	253,199,243	$2,530	$6,167,547	$(3,584,742)	$(13)	$2,585,322	$77,493	$2,662,815

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at April 1, 2024	216,091,693	$2,159	$5,512,628	$(3,227,312)	$(337)	$2,287,138	$73,477	$2,360,615
Net income	—	—	—	252,007	—	252,007	13,492	265,499
Interest rate cap agreements	—	—	—	—	305	305	—	305
Amortization of share and unit-based plans	113,765	1	2,396	—	—	2,397	—	2,397
Employee stock purchases	105,240	1	1,020	—	—	1,021	—	1,021
Stock offerings, net	—	—	(66)	—	—	(66)	—	(66)
Distributions paid ($0.17 per share)	—	—	—	(36,724)	—	(36,724)	—	(36,724)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,307)	(4,307)
Conversion of noncontrolling interests to common shares	92,523	1	5,969	—	—	5,970	(5,970)	—
Adjustment of noncontrolling interests in Operating Partnership	—	—	(6,614)	—	—	(6,614)	6,614	—
Balance at June 30, 2024	216,403,221	$2,162	$5,515,333	$(3,012,029)	$(32)	$2,505,434	$83,306	$2,588,740

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except per share data)
(Unaudited)
Six Months Ended June 30, 2025 and 2024

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2025	252,925,496	$2,527	$6,160,780	$(3,406,786)	$(34)	$2,756,487	$85,938	$2,842,425
Net loss	—	—	—	(91,029)	—	(91,029)	(1,669)	(92,698)
Interest rate cap agreements	—	—	—	—	21	21	—	21
Amortization of share and unit-based plans	175,657	2	8,618	—	—	8,620	—	8,620
Employee stock purchases	91,990	1	1,250	—	—	1,251	—	1,251
Stock offerings, net	—	—	(639)	—		(639)	—	(639)
Distributions paid ($0.34 per share)	—	—	—	(86,927)	—	(86,927)	—	(86,927)
Distributions to noncontrolling interests	—	—	—	—	—	—	(9,238)	(9,238)
Conversion of noncontrolling interests to common shares	6,100	—	118	—	—	118	(118)	—
Adjustment of noncontrolling interests in Operating Partnership	—	—	(2,580)	—	—	(2,580)	2,580	—
Balance at June 30, 2025	253,199,243	$2,530	$6,167,547	$(3,584,742)	$(13)	$2,585,322	$77,493	$2,662,815

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2024	215,976,614	$2,158	$5,509,603	$(3,063,789)	$(952)	$2,447,020	$80,581	$2,527,601
Net income	—	—	—	125,279	—	125,279	8,774	134,053
Interest rate cap agreements	—	—	—	—	920	920	—	920
Amortization of share and unit-based plans	228,844	2	5,441	—	—	5,443	—	5,443
Employee stock purchases	105,240	1	1,020	—	—	1,021	—	1,021
Stock offerings, net	—	—	(66)	—	—	(66)	—	(66)
Distributions paid ($0.34 per share)	—	—	—	(73,519)	—	(73,519)	—	(73,519)
Distributions to noncontrolling interests	—	—	—	—	—	—	(6,713)	(6,713)
Conversion of noncontrolling interests to common shares	92,523	1	5,969	—	—	5,970	(5,970)	—
Adjustment of noncontrolling interests in Operating Partnership	—	—	(6,634)	—	—	(6,634)	6,634	—
Balance at June 30, 2024	216,403,221	$2,162	$5,515,333	$(3,012,029)	$(32)	$2,505,434	$83,306	$2,588,740

 The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(92,698)	$134,053
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss (gain) on sale or write down of assets, net	24,472	(288,911)
Depreciation and amortization	186,418	145,789
Amortization of discount on mortgage notes payable	18,241	2,067
Amortization of share and unit-based plans	8,505	5,189
Straight-line rent and amortization of above and below market leases	(2,378)	2,392
Provision for doubtful accounts	2,356	4,432
Income tax benefit	(1,010)	(966)
Equity in loss of unconsolidated joint ventures	1,274	130,113
Change in fair value of financing arrangement obligation	—	(13,795)
Changes in assets and liabilities, net of dispositions:
Tenant and other receivables	21,677	27,340
Other assets	10,799	(5,432)
Due from affiliates	(1,641)	1,457
Accounts payable and accrued expenses	14,439	5,703
Other accrued liabilities	(31,444)	(20,905)
Net cash provided by operating activities	159,010	128,526
Cash flows from investing activities:
Acquisitions of property	(266,926)	(41,852)
Development, redevelopment, expansion and renovation of properties	(59,956)	(50,312)
Property improvements	(17,544)	(23,132)
Deferred leasing costs	(2,191)	(2,979)
Distributions from unconsolidated joint ventures	51,839	57,698
Contributions to unconsolidated joint ventures	(110,323)	(30,013)
Cash acquired from acquisition of unconsolidated joint ventures	—	7,373
Derecognition of cash previously held by a consolidated joint venture to an unconsolidated joint venture	—	(13,005)
Proceeds from sale of assets	90,441	12,872
Net cash used in investing activities	(314,660)	(83,350)

THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands) (Unaudited)
	For the Six Months Ended June 30,
	2025	2024
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	440,000	289,996
Payments on mortgages, bank and other notes payable	(134,666)	(257,922)
Deferred financing costs	(1,729)	(5,371)
Payments on finance leases	(4,408)	(1,242)
Costs from stock offerings	(639)	(66)
Employee stock purchases	1,251	1,021
Dividends and distributions	(96,165)	(80,232)
Net cash provided by (used in) financing activities	203,644	(53,816)
Net increase (decrease) in cash, cash equivalents and restricted cash	47,994	(8,640)
Cash, cash equivalents and restricted cash, beginning of period	177,479	190,294
Cash, cash equivalents and restricted cash, end of period	$225,473	$181,654
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$101,276	$91,503
Non-cash investing and financing transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$43,059	$39,686
Derecognition of previously consolidated property and related liabilities to investment in unconsolidated joint venture	$—	$347,290
Conversion of Operating Partnership Units to common stock	$118	$5,970
Assets acquired from unconsolidated joint venture	$—	$621,701
Liabilities assumed from unconsolidated joint venture	$—	$558,439
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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of June 30, 2025, the Company was the sole general partner of and held a 96% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
The Operating Partnership's consolidated VIEs included the following assets and liabilities:

	June 30, 2025	December 31, 2024
Assets:
Property, net	$118,882	$122,102
Other assets	16,449	22,034
Total assets	$135,331	$144,136
Liabilities:
Mortgage notes payable	$219,642	$219,595
Other liabilities	67,613	71,268
Total liabilities	$287,255	$290,863
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

The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported on the Company's consolidated balance sheets to the totals shown on its consolidated statements of cash flows:

	For the Six Months Ended June 30,
	2025	2024
Beginning of period
Cash and cash equivalents	$89,858	$94,936
Restricted cash	87,621	95,358
Cash, cash equivalents and restricted cash	$177,479	$190,294
End of period
Cash and cash equivalents	$131,092	$70,692
Restricted cash	94,381	110,962
Cash, cash equivalents and restricted cash	$225,473	$181,654
Recent Accounting Pronouncements:
In December 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures. This ASU requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid and will be effective for annual periods beginning after December 15, 2024. The new requirements should be applied on a prospective basis with an option to apply them retrospectively. Early adoption is permitted. The Company has determined that ASU 2023-09 will not have a material impact on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in ASU 2024-03 apply to all public business entities and require disclosure of specified information about certain costs and expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact of adopting ASU 2024-03.

In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The amendments in ASU 2024-04 clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The new guidance is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. The Company is currently evaluating the potential impact of adopting ASU 2024-04.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

3. Earnings Per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of EPS for the three and six months ended June 30, 2025 and 2024 (shares in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net (loss) income	$(41,544)	$265,499	$(92,698)	$134,053
Less: net (loss) income attributable to noncontrolling interests	(639)	13,492	(1,669)	8,774
Net (loss) income attributable to the Company	(40,905)	252,007	(91,029)	125,279
Allocation of earnings to participating securities	(193)	(397)	(389)	(440)
Numerator for basic and diluted EPS—net (loss) income attributable to common stockholders	$(41,098)	$251,610	$(91,418)	$124,839
Denominator
Denominator for basic and diluted EPS—weighted average number of common shares outstanding(1)	253,085	216,180	253,039	216,108
EPS—net (loss) income attributable to common stockholders
Basic and diluted	$(0.16)	$1.16	$(0.36)	$0.58
(1)    Diluted EPS excludes 99,565 convertible preferred partnership units for each of the three and six months ended June 30, 2025 and 2024, as their impact was antidilutive. Diluted EPS also excludes 10,881,462 and 10,090,429 Operating Partnership units ("OP Units") for the three months ended June 30, 2025 and 2024, respectively, and 10,883,552 and 10,097,546 OP Units for the six months ended June 30, 2025 and 2024, respectively, as their impact was antidilutive.

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
On June 30, 2025, the Company sold its remaining 5% effective interest in Paradise Valley Mall in Phoenix, Arizona for $5,532. The Company used the proceeds for general corporate purposes. The Company recognized a loss of approximately $1,157 in connection with this transaction (See Note 6 – Property, net).
Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	June 30, 2025	December 31, 2024
Assets:
Property, net	$3,294,977	$3,519,602
Other assets	431,356	459,468
Total assets	$3,726,333	$3,979,070
Liabilities and partners' capital:
Mortgage and other notes payable	$3,221,712	$3,461,032
Other liabilities	321,711	324,799
Company's capital	152,769	100,684
Outside partners' capital	30,141	92,555
Total liabilities and partners' capital	$3,726,333	$3,979,070
Investments in unconsolidated joint ventures:
Company's capital	$152,769	$100,684
Basis adjustment(1)	359,759	361,303
	$512,528	$461,987

Assets—Investments in unconsolidated joint ventures	$718,917	$654,667
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(206,389)	(192,680)
	$512,528	$461,987

(1)     The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity and adjusts the basis adjustment for impairment and disposition transactions that may occur, into the Company's share of net (loss) income. The amortization of this difference was $5,314 and $107,378 for the three months ended June 30, 2025 and 2024, respectively, and $10,662 and $182,561 for the six months ended June 30, 2025 and 2024, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)
Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	Total
Three Months Ended June 30, 2025
Revenues:
Leasing revenue	149,376
Other	7,465
Total revenues	156,841
Expenses:
Shopping center and operating expenses	54,444
Leasing expenses	1,501
Interest expense	42,616
Depreciation and amortization	48,436
Total expenses	146,997
Loss on sale or write down of assets, net	(4,214)
Net income	$5,630
Company's equity in net loss	$(475)

	PPR Portfolio(1)	Other Joint Ventures	Total
Three Months Ended June 30, 2024
Revenues:
Leasing revenue	$39,277	$152,984	$192,261
Other	891	6,265	7,156
Total revenues	40,168	159,249	199,417
Expenses:
Shopping center and operating expenses	9,660	57,668	67,328
Leasing expenses	294	1,081	1,375
Interest expense	20,499	50,048	70,547
Depreciation and amortization	19,718	53,492	73,210
Total expenses	50,171	162,289	212,460
Gain (loss) on sale or write down of assets, net	7,588	(225,830)	(218,242)
Net loss	$(2,415)	$(228,870)	$(231,285)
Company's equity in net loss(2)	$(50,949)	$(5,888)	$(56,837)
(1)      On October 24, 2024, the Company acquired its joint venture partner's 40% interest in the PPR Portfolio as described above.
(2)    These amounts include impairment losses at the Company's share of $53,690 for the three months ended June 30, 2024.
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
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	Total
Six Months Ended June 30, 2025
Revenues:
Leasing revenue	$295,559
Other	10,235
Total revenues	305,794
Expenses:
Shopping center and operating expenses	110,134
Leasing expenses	3,237
Interest expense	87,739
Depreciation and amortization	94,522
Total expenses	295,632
Loss on sale or write down of assets, net	(638)
Other income, net	13,313
Net income	$22,837
Company's equity in net loss	(1,274)

	PPR Portfolio(1)	Other Joint Ventures	Total
Six Months Ended June 30, 2024
Revenues:
Leasing revenue	$82,288	$303,046	$385,334
Other	1,208	6,930	8,138
Total revenues	83,496	309,976	393,472
Expenses:
Shopping center and operating expenses	20,223	115,612	135,835
Leasing expenses	873	2,466	3,339
Interest expense	42,626	101,584	144,210
Depreciation and amortization	41,675	109,689	151,364
Total expenses	105,397	329,351	434,748
Loss on sale or write down of assets, net	(92,684)	(347,024)	(439,708)
Net loss	$(114,585)	$(366,399)	$(480,984)
Company's equity in net loss(2)	$(60,270)	$(69,843)	$(130,113)

(1)      On October 24, 2024, the Company acquired its joint venture partner's 40% interest in the PPR Portfolio as described above.
(2)    These amounts include impairment losses at the Company's share of $111,376 for the six months ended June 30, 2024.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
5. Derivative Instruments and Hedging Activities:
The Company uses interest rate cap agreements to manage the interest rate risk on certain floating rate debt. The Company recorded other comprehensive income related to the marking-to-market of derivative instruments of $1 and $305 for the three months ended June 30, 2025 and 2024, respectively, and $21 and $920 for the six months ended June 30, 2025 and 2024, respectively. The amounts in other comprehensive income represent the Company's pro rata share of hedged derivative instruments from certain unconsolidated joint ventures.
6. Property, net:
Property, net consists of the following:

	June 30, 2025	December 31, 2024
Land	$1,690,612	$1,713,296
Buildings and improvements	6,692,565	6,608,217
Tenant improvements	677,761	617,007
Equipment and furnishings(1)	167,949	170,570
Construction in progress	354,800	335,890
	9,583,687	9,444,980
Less accumulated depreciation(1)	(2,418,324)	(2,347,867)
	$7,165,363	$7,097,113
(1)      Equipment and furnishings and accumulated depreciation include the cost and accumulated amortization of ROU assets in connection with finance leases at December 31, 2024 (See Note 8—Leases). The Company's finance leases matured during the three months ended March 31, 2025.
Depreciation expense was $73,250 and $67,421 for the three months ended June 30, 2025 and 2024, respectively, and $146,696 and $132,180 for the six months ended June 30, 2025 and 2024, respectively.
(Loss) gain on sale or write-down of assets, net for the three and six months ended June 30, 2025 and 2024 consist of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Gain on property sales, net(1)	$2,581	$337,405	$1,033	$337,405
Loss on write-down of assets(2)	(13,222)	(12,698)	(26,585)	(48,783)
Gain on land sales, net(3)	157	289	1,080	289
	$(10,484)	$324,996	$(24,472)	$288,911
(1)    Includes a gain of $334,285 for the three and six months ended June 30, 2024, as a result of the Company no longer recognizing its investment in Chandler Fashion Center as a financing arrangement. Effective June 13, 2024, the Company accounts for its investment under the equity method of accounting (See Note 12—Financing Arrangement and Note 16—Dispositions). For the three and six months ended June 30, 2025, includes gains related to the sale of 1010-1016 Market Street parcels and a former department store parcel located in Petaluma, California offset in part by losses related to the sale of Wilton Mall and the Company's partnership's interest in Paradise Valley Mall (See Note 4—Investments in Unconsolidated Joint Ventures and Note 16—Dispositions).

(2)    Includes impairment losses of $12,942 and $26,285 for the three and six months ended June 30, 2025, respectively, due to the reduction of the estimated holding periods of certain properties, including SouthPark Mall and Valley Mall. Includes impairment losses of $12,692 and $48,679 for the three and six months ended June 30, 2024, due to the reduction of the estimated holding periods of certain properties, including Santa Monica Place (See Note 10—Mortgage Notes Payable).
(3)    See Note 16—Dispositions.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
6. Property, net: (Continued)

The following table summarizes certain of the Company's assets that were measured on a nonrecurring basis as a result of the impairment losses recorded for the three and six months ended June 30, 2025 and 2024, as described above:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets	Significant Other Unobservable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
June 30, 2024	$314,010	$—	$—	$314,010
June 30, 2025	$22,000	$—	$22,000	$—
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
7. Tenant and Other Receivables, net:
Included in tenant and other receivables, net is an allowance for doubtful accounts of $6,349 and $7,146 at June 30, 2025 and December 31, 2024, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $1,125 and $17,214 at June 30, 2025 and December 31, 2024, respectively, and a deferred rent receivable due to straight-line rent adjustments of $92,415 and $94,445 at June 30, 2025 and December 31, 2024, respectively.
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
The following table summarizes the components of leasing revenue for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Leasing revenue—fixed payments	$178,173	$152,876	$357,037	$297,591
Leasing revenue—variable payments	55,350	46,594	113,691	96,454
Provision for doubtful accounts	(798)	(1,509)	(2,356)	(4,432)
	$232,725	$197,961	$468,372	$389,613

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
8. Leases: (Continued)

The following table summarizes the future rental payments to the Company:

Twelve months ending June 30,
2026	$619,104
2027	527,302
2028	433,702
2029	353,449
2030	268,603
Thereafter	963,751
$3,165,911
Lessee Leases:
The Company has certain properties that are subject to non-cancelable operating leases. The leases expire at various times through 2078, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease.
The following table summarizes the lease costs for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease costs	$3,480	$3,275	$6,751	$6,537
Finance lease costs:
Amortization of ROU assets	—	487	7	975
Interest on lease liabilities	—	73	10	215
	$3,480	$3,835	$6,768	$7,727
The following table summarizes the future rental payments required under the leases:

June 30, 2025
Year ending December 31,	Operating Leases
2025	$6,081
2026	12,116
2027	12,224
2028	9,106
2029	6,908
Thereafter	76,408
Total undiscounted rental payments	122,843
Less imputed interest	(51,301)
Total lease liabilities	$71,542
Weighted average remaining term	23.8 years
Weighted average incremental borrowing rate	6.8%

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
9. Deferred Charges and Other Assets, net:
Deferred charges and other assets, net consist of the following:

	June 30, 2025	December 31, 2024
Leasing	$56,030	$69,077
Intangible assets:
In-place lease values	161,838	142,979
Leasing commissions and legal costs	34,039	27,676
Above-market leases	80,820	74,712
Deferred tax assets	26,334	25,324
Deferred compensation plan assets	73,221	69,031
Other assets	39,117	48,771
	471,399	457,570
Less accumulated amortization(1)	(98,778)	(88,017)
	$372,621	$369,553

(1)   Accumulated amortization includes $52,135 and $33,883 relating to in-place lease values, leasing commissions and legal costs at June 30, 2025 and December 31, 2024, respectively. Amortization expense of in-place lease values, leasing commissions and legal costs was $13,806 and $2,384 for the three months ended June 30, 2025 and 2024, respectively, and $31,447 and $4,160 for the six months ended June 30, 2025 and 2024, respectively.

The allocated values of above-market leases and below-market leases consist of the following:

	June 30, 2025	December 31, 2024
Above-Market Leases
Original allocated value	$80,820	$74,712
Less accumulated amortization	(30,928)	(26,173)
	$49,892	$48,539
Below-Market Leases(1)
Original allocated value	$115,520	$114,150
Less accumulated amortization	(38,922)	(36,338)
	$76,598	$77,812
(1)   Below-market leases are included in other accrued liabilities.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
10. Mortgage Notes Payable:
Mortgage notes payable at June 30, 2025 and December 31, 2024 consist of the following:

	Carrying Amount of Mortgage Notes(1)
Property Pledged as Collateral	June 30, 2025	December 31, 2024	Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Arrowhead Towne Center(5)	$352,380	$351,905	6.75%	$1,921	2028
Danbury Fair Mall(6)	152,302	152,149	6.59%	836	2034
Fashion Outlets of Chicago	299,509	299,465	4.61%	1,145	2031
Fashion Outlets of Niagara Falls USA(7)	79,144	80,775	6.52%	727	2026
Freehold Raceway Mall	399,293	399,210	3.94%	1,300	2029
Fresno Fashion Fair	324,752	324,652	3.67%	971	2026
Green Acres Mall	363,290	361,948	6.62%	1,819	2028
Kings Plaza Shopping Center	533,595	537,471	3.71%	2,436	2030
Lakewood Center(8)	305,765	304,557	8.00%	1,826	2026
Los Cerritos Center(9)	471,542	472,745	5.77%	2,506	2027
Pacific View	70,132	70,560	5.45%	399	2032
Queens Center(10)	523,134	522,945	5.45%	2,349	2029
Santa Monica Place(11)	299,451	298,791	6.27%	1,458	2024
SanTan Village Regional Center	219,642	219,595	4.34%	788	2029
South Plains Mall(12)	197,213	193,870	7.97%	703	2025
Victor Valley, Mall of(13)	83,984	83,928	6.85%	476	2034
Vintage Faire Mall	216,365	219,959	3.55%	1,256	2026
Washington Square(14)	338,339	—	5.63%	1,580	2035
	$5,229,832	$4,894,525

(1)The mortgage notes payable balances include the unamortized debt discounts. Debt discounts represent the deficiency of the fair value of debt under the principal value of debt assumed in various acquisitions. The debt discounts are being amortized into interest expense over the term of the related debt in a manner which approximates the effective interest method. The debt discounts as of June 30, 2025 and December 31, 2024 consisted of the following:

Property Pledged as Collateral	June 30, 2025	December 31, 2024
Arrowhead Towne Center	$23,202	$27,552
Lakewood Center	13,149	19,723
Los Cerritos Center	18,547	22,521
South Plains Mall	2,787	6,130
Total	$57,685	$75,926

The mortgage notes payable also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs were $20,309 and $22,042 at June 30, 2025 and December 31, 2024, respectively.
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
Total interest expense capitalized was $4,696 and $5,313 for the three months ended June 30, 2025 and 2024, respectively, and $9,465 and $10,389 for the six months ended June 30, 2025 and 2024, respectively.
The estimated fair value (Level 2 measurement) of mortgage notes payable at June 30, 2025 and December 31, 2024 was $5,085,043 and $4,726,227, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
11. Bank and Other Notes Payable:
Bank and other notes payable consist of the following:
Credit Facility:
On September 11, 2023, the Company and the Operating Partnership entered into an amended and restated credit agreement, which amended and restated their prior credit agreement, and provides for an aggregate $650,000 revolving credit facility that matures on February 1, 2027, with a one-year extension option. The revolving credit facility can be expanded up to $950,000, subject to receipt of lender commitments and other conditions. All obligations under the revolving credit facility are guaranteed unconditionally by the Company and are secured in the form of mortgages on certain wholly-owned assets and pledges of equity interests held by certain of the Company’s subsidiaries. The revolving credit facility bears interest, at the Operating Partnership’s option, at either the base rate (as defined in the credit agreement) or adjusted term SOFR (as defined in the credit agreement) plus, in both cases, an applicable margin. The applicable margin depends on the Company’s overall leverage ratio and ranges from 1.00% to 2.50% over the selected index rate. Adjusted term SOFR is Term SOFR (as defined in the credit agreement) plus 0.10% per annum.
As of June 30, 2025, the borrowing rate was SOFR plus a spread of 2.10%. As of June 30, 2025, borrowings under the revolving credit facility were $100,000 less unamortized deferred finance costs of $9,784 for the revolving credit facility at a total effective interest rate of 7.17%. As of June 30, 2025, the Company’s availability under the revolving credit facility for additional borrowings was $549,409. The estimated fair value (Level 2 measurement) of borrowings under the revolving credit facility at June 30, 2025 was $101,794 for the revolving credit facility based on a present value model using a credit interest rate spread offered to the Company for comparable debt. On August 8, 2025, the outstanding borrowings of $100,000 under the revolving credit facility were paid in full from the loan proceeds of the Crabtree Mall financing (See Note 22—Subsequent Events).
As of June 30, 2025 and December 31, 2024, the Company was in compliance with all applicable financial loan covenants.
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
12. Financing Arrangement: (Continued)
During the three and six months ended June 30, 2024, the Company recognized related party interest expense in the Company's consolidated statements of operations in connection with the financing arrangement as follows:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2024	2024
Distributions equal to the partner's share of net income	$766	$1,565
Distributions in excess of the partner's share of net income	266	966
Adjustment to fair value of financing arrangement obligation	(16,733)	(13,795)
	$(15,701)	$(11,264)
13. Noncontrolling Interests:
The Company allocates net loss of the Operating Partnership based on the weighted average ownership interest during the period. The net loss of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 96% ownership interest in the Operating Partnership as of June 30, 2025 and December 31, 2024. The remaining 4% limited partnership interest as of June 30, 2025 and December 31, 2024 was owned by certain of the Company's executive officers and directors, certain of their affiliates and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the 10 trading days ending on the respective balance sheet date. Accordingly, as of June 30, 2025 and December 31, 2024, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $174,974 and $218,988, respectively.
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

14. Stockholders' Equity: (Continued)
In connection with the commencement of an “at the market” offering program on November 12, 2024, which is referred to as the “2024 ATM Program,” the Company entered into an equity distribution agreement with certain sales agents pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500,000 under the 2024 ATM Program. During the six months ended June 30, 2025, the Company did not issue any shares of common stock under the ATM Program. As of June 30, 2025, $429,294 remained available to be sold under the ATM Program. Actual future sales will depend upon a variety of factors including, but not limited to, market conditions, the trading price of the Company’s common stock and the Company’s capital needs. The Company has no obligation to sell the remaining shares available for sale under the ATM Program.
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
There were no repurchases under the Stock Buyback Program during the six months ended June 30, 2025 or 2024.
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
Crabtree Mall:
On June 23, 2025, the Company acquired Crabtree Mall, a regional retail center totaling approximately 1.3 million square feet in Raleigh, North Carolina, for a total purchase price of $290,000, excluding transaction costs and credits received at closing. The acquisition was initially funded with cash on hand and $100,000 of borrowings on the Company's credit facility (See Note 22 – Subsequent Events).
The following is a summary of the allocation of the fair value of Crabtree Mall, exclusive of closing costs and credits received:

Property	$252,011
Deferred charges	38,446
Other assets	8,666
Total assets acquired	299,123
Other accrued liabilities	9,123
Total liabilities assumed	9,123
Fair value of acquired net assets (at 100% ownership)	$290,000

The following is a reconciliation of the allocation of the fair value of acquired net assets to total cash paid:

Fair value of acquired net assets (at 100% ownership)	$290,000
Credits received at closing	(24,612)
Closing and other transaction costs	1,538
Total cash paid	$266,926

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
On March 27, 2025, the Company sold Wilton Mall, a 740,000 square foot regional retail center in Saratoga Springs, New York, for $24,800, which resulted in a loss on sale or write down of assets of $2,932. The Company used the net proceeds to pay down debt.
On April 16, 2025, the Company sold a parcel at SanTan Adjacent in Gilbert, Arizona for $3,000, which resulted in a loss on sale or write down of assets of $247. On April 28, 2025, the Company sold various parcels at SanTan Adjacent in Gilbert, Arizona for $24,500, which resulted in a gain on sale of assets of $108. The Company used the proceeds from these sales to pay down debt and for other general corporate purposes.
On April 30, 2025, the Company sold SouthPark Mall, an 802,000 square foot regional retail center in Moline, Illinois, for $10,500, which resulted in a loss on sale or write down of assets of $4,267. The Company used the net proceeds for general corporate purposes. This asset was unencumbered.
On May 28, 2025, the Company sold Paradise Village Office Park in Phoenix, Arizona for $6,200, which resulted in a loss on sale or write down of assets of $643. The Company used the net proceeds for general corporate purposes.
On June 11, 2025, the Company sold a former department store parcel located in Petaluma, California, for $2,625, which resulted in a gain on sale of assets of $1,953. The Company used the net proceeds for general corporate purposes.
On June 30, 2025, the Company sold 1010-1016 Market Street parcels at Fashion District Philadelphia in Philadelphia, Pennsylvania for $10,750, which resulted in a gain on sale of assets of $2,378. The Company used the net proceeds for general corporate purposes.
For the three and six months ended June 30, 2025, the Company sold various land parcels in separate transactions, resulting in gains on sale of land of $157 and $1,080, respectively. For the three and six months ended June 30, 2024, the Company sold a land parcel, resulting in a gain on sale of land of $289. The Company used its share of the proceeds from these sales to pay down debt and for other general corporate purposes.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

17. Commitments and Contingencies:
As of June 30, 2025, the Company was contingently liable for $6,484 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the relevant agreement. At June 30, 2025, the Company had $67,437 in outstanding obligations, which it believes will be settled in the next twelve months.
18. Related Party Transactions:
Certain unconsolidated joint ventures have engaged the Management Companies to manage the operations of the Centers. Under these arrangements, the Management Companies are reimbursed for compensation paid to on-site employees, leasing agents and project managers at the Centers, as well as insurance costs and other administrative expenses.
The following are fees charged to unconsolidated joint ventures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Management fees	$3,652	$4,235	$6,793	$8,683
Development and leasing fees	1,981	1,997	3,573	4,569
	$5,633	$6,232	$10,366	$13,252
Interest expense from related party transactions was $0 and $(15,701) for the three months ended June 30, 2025 and 2024, respectively, and $0 and $(11,264) for the six months ended June 30, 2025 and 2024, respectively, in connection with the financing arrangement (See Note 12—Financing Arrangement).
Due from affiliates includes $3,481 and $1,840 of unreimbursed costs and fees from unconsolidated joint ventures due to the Management Companies at June 30, 2025 and December 31, 2024, respectively.
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
During the six months ended June 30, 2025, the Company granted the following LTI Units:

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
The following table summarizes the activity of the non-vested LTI Units, phantom stock units and stock units:

	LTI Units		Phantom Stock Units		Stock Units
	Units	Value(1)	Units	Value(1)	Units	Value(1)
Balance at January 1, 2025	2,391,933	$13.95	—	$—	240,547	$14.39
Granted	698,556	30.95	9,645	19.23	137,829	17.85
Vested	(73,514)	15.87	(5,754)	18.76	(157,748)	14.71
Balance at June 30, 2025	3,016,975	$17.84	3,891	$19.92	220,628	$16.32

(1) Value represents the weighted average grant date fair value.
The following table summarizes the activity of the vested stock options outstanding:

	Stock Options
	Units	Value(1)
Balance at January 1, 2025	26,371	$54.56
Granted	—	—
Balance at June 30, 2025	26,371	$54.56

(1) Value represents the weighted average exercise price.
The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
LTI Units	$4,331	$1,433	$7,028	$3,609
Stock units	753	898	1,484	1,689
Phantom stock units	54	66	108	145
	$5,138	$2,397	$8,620	$5,443
The Company capitalized share and unit-based compensation costs of $161 and $(62) for the three months ended June 30, 2025 and 2024, respectively, and $(115) and $254 for the six months ended June 30, 2025 and 2024, respectively. Unrecognized compensation costs of share and unit-based plans at June 30, 2025 consisted of $27,371 from LTI Units, $2,265 from stock units and $78 from phantom stock units.

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
The income tax provision of the TRSs are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Current	$—	$—	$—	$—
Deferred	188	(258)	1,010	966
Total income tax benefit (expense)	$188	$(258)	$1,010	$966
The net operating loss ("NOL") carryforwards generated through the 2017 tax year are scheduled to expire through 2037, beginning in 2031. Pursuant to the Tax Cuts and Jobs Act of 2017, NOLs generated in 2018 and subsequent tax years are carried forward indefinitely. The Coronavirus Aid, Relief and Economic Security Act removed the 80% of taxable income limitation, imposed by the Tax Cuts and Jobs Act, for NOLs generated in 2018, 2019 and 2020. Net deferred tax assets of $26,334 and $25,324 were included in deferred charges and other assets, net at June 30, 2025 and December 31, 2024, respectively.
The Company is required to establish a valuation allowance for any portion of the deferred tax asset that the Company concludes is more likely than not to be unrealizable. The Company’s assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of June 30, 2025, the Company had no valuation allowance recorded.
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
The accounting policies of the Company’s single reportable segment are the same as those described in the summary of significant accounting policies. As the Company's operations comprise of a single reporting segment, the measure of segment assets is reported in the accompanying consolidated balance sheets as “Total assets.” Consolidated net income, which is reported in the accompanying Consolidated Statements of Operations as “Net (loss) income attributable to the Company” is the measure of segment profit or loss that is most consistent with GAAP that is regularly reviewed by the CODM. Consolidated net income is used by the CODM in assessing the performance of the segment and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
22. Subsequent Events:
On July 30, 2025, the Company’s joint venture closed on the sale of Atlas Park for $72,000. Concurrent with the sale, the $65,000 loan ($32,500 at the Company’s share) owed by the joint venture was paid off in full. The Company used its share of net proceeds for general corporate purposes.
On July 31, 2025, the Company announced a dividend/distribution of $0.17 per share for common stockholders and OP Unitholders of record on September 9, 2025. All dividends/distributions will be paid in cash on September 23, 2025.
On August 7, 2025, the Company closed on an initial $159,100 two-year term loan with two one-year extension options on Crabtree Mall. The term loan also allows for additional requested advances of up to $51,180 based on defined conditions for capital expenditures and leasing costs for a maximum total term loan of $210,280. The new term loan bears interest at a rate of SOFR plus 2.50% (SOFR at the term loan closing date was 4.35%). The Company has purchased a SOFR interest rate cap for the initial term loan advance with a strike rate of 5.0% for the two-year base term of the term loan. The Company used a portion of the net proceeds to fully repay borrowings on the revolving credit facility (See Note 15 – Acquisitions and Note 11 – Bank and Other Notes Payable).

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
Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or the industry to differ materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, as well as global, national, regional and local economic and business conditions, including the impact of tariffs and elevated interest rates and inflation, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of current and prospective tenants, anchor or tenant bankruptcies, closures, mergers or consolidations, lease rates, terms and payments; elevated interest rates and its impact on the financial condition and results of operations of the Company, including as a result of any increased borrowing costs on the Company's outstanding floating-rate debt and defaults on mortgage loans, availability, terms and cost of financing and operating expenses; adverse changes in the real estate markets including, among other things, competition from other companies, retail formats and technology, risks of real estate development and redevelopment (including elevated inflation, supply chain disruptions and construction delays), acquisitions and dispositions; adverse impacts from any pandemic, epidemic or outbreak of any highly infectious disease on the U.S., regional and global economies and the financial condition and results of operations of the Company and its tenants; the liquidity of real estate investments; governmental actions and initiatives (including legislative and regulatory changes); environmental and safety requirements; and terrorist activities or other acts of violence which could adversely affect all of the above factors. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results, including those made in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, as well as our other reports filed with the Securities and Exchange Commission (the "SEC"), which disclosures are incorporated herein by reference. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company does not intend, and undertakes no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P. (the "Operating Partnership"). As of June 30, 2025, the Operating Partnership owned or had an ownership interest in 39 regional retail centers (including office, hotel and residential space adjacent to these shopping centers) and two community/power shopping centers. These 41 regional retail centers and community/power shopping centers consist of approximately 42 million square feet of gross leasable area ("GLA") and are referred to herein as the "Centers". The Centers consist of consolidated Centers ("Consolidated Centers") and unconsolidated joint venture Centers ("Unconsolidated Joint Venture Centers"), unless the context otherwise requires. The property management, leasing and redevelopment of the Company's portfolio is provided by the Company's seven management companies (collectively referred to herein as the "Management Companies"). The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Management Companies.
The following discussion is based primarily on the consolidated financial statements of the Company for the three and six months ended June 30, 2025 and 2024. It compares the results of operations for the three months ended June 30, 2025 to the results of operations for the three months ended June 30, 2024. It also compares the results of operations and cash flows for the six months ended June 30, 2025 to the results of operations and cash flows for the six months ended June 30, 2024.
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
On June 23, 2025, the Company acquired Crabtree Mall, a 1,325,000 square foot regional retail center in Raleigh, North Carolina, for a total purchase price of $290.0 million. The acquisition was initially funded with cash on hand and $100.0 million of borrowings on the Company's credit facility (See Note 15—Acquisitions in the Notes to the Consolidated Financial Statements).
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
On April 16, 2025, the Company sold a parcel at SanTan Adjacent in Gilbert, Arizona for $3.0 million, which resulted in a loss on sale of assets of $0.2 million. On April 28, 2025, the Company sold various parcels at SanTan Adjacent in Gilbert, Arizona for $24.5 million, which resulted in a gain on sale of assets of $0.1 million. The Company used the net proceeds from these sales to pay down debt and for other general corporate purposes.
On April 30, 2025, the Company sold SouthPark Mall, an 802,000 square foot regional retail center in Moline, Illinois, for $10.5 million, which resulted in a loss on sale of assets of $4.3 million. The Company used the net proceeds for general corporate purposes. This asset was unencumbered.
On May 28, 2025, the Company sold Paradise Village Office Park in Phoenix, Arizona for $6.2 million, which resulted in a loss on sale of assets of $0.6 million. The Company used the net proceeds for general corporate purposes.
On June 11, 2025, the Company sold a former department store parcel located in Petaluma, California, for $2.6 million, which resulted in a gain on sale of assets of $2.0 million. The Company used the net proceeds for general corporate purposes.
On June 30, 2025, the Company sold 1010-1016 Market Street parcels at Fashion District Philadelphia in Philadelphia, Pennsylvania for $10.8 million, which resulted in a gain on sale of assets of $2.4 million. The Company used the net proceeds for general corporate purposes.
On June 30, 2025, the Company sold its remaining 5% effective interest in Paradise Valley Mall in Phoenix, Arizona for $5.5 million, which resulted in a loss on sale of assets of $1.2 million. The Company used the proceeds for general corporate purposes.
On July 30, 2025, the Company's joint venture sold Atlas Park, a 374,000 square foot community center in Queens, New York, for $72.0 million. Concurrent with the sale, the $65.0 million loan ($32.5 million at the Company's share) owed by the joint venture was paid off in full. The Company used its share of the net proceeds for general corporate purposes.
For the three and six months ended June 30, 2025, the Company and certain joint venture partners sold various land parcels in separate transactions, resulting in the Company’s share of the gains on sale of land of $0.1 million and $0.8 million, respectively. The Company’s proceeds from these sales in the three and six months ended June 30, 2025 were $4.0 million and $12.3 million, respectively. The Company used its share of the proceeds from these sales to pay down debt and for other general corporate purposes.
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
On July 30, 2025, the Company's joint venture in Atlas Park repaid in full the $65.0 million loan ($32.5 million at the Company's pro rata share) concurrent with the sale of the property (See "Dispositions").
On August 7, 2025, the Company closed on an initial $159.1 million two-year term loan with two one-year extension options on Crabtree Mall. The term loan also allows for additional requested advances of up to $51.2 million based on defined conditions for capital expenditures and leasing costs for a maximum total term loan of $210.3 million. The new term loan bears interest at a rate of SOFR plus 2.50% (SOFR at the term loan closing date was 4.35%). The Company has purchased a SOFR interest rate cap for the initial term loan advance with a strike rate of 5.0% for the two-year base term of the term loan. The Company used a portion of the net proceeds to fully repay borrowings on the revolving credit facility (See Note 15 – Acquisitions and Note 11 – Bank and Other Notes Payable).
Redevelopment and Development Activities:
The Company’s joint venture in Scottsdale Fashion Square, a 1,877,000 square foot regional retail center in Scottsdale, Arizona, is redeveloping a two-level Nordstrom wing with luxury-focused retail and restaurant uses. The total cost of the project is estimated to be between $84.0 million and $90.0 million, with $42.0 million to $45.0 million estimated to be the Company’s pro rata share. The Company has incurred approximately $31.0 million of the total $62.1 million incurred by the joint venture as of June 30, 2025. The opening will be in phases which began in 2024, with anticipated completion in the fourth quarter of 2025.
The Company is redeveloping the northeast quadrant of Green Acres Mall, a 2,073,000 square foot regional retail center in Valley Stream, New York. The project will include new exterior shops and facade totaling approximately 375,000 square feet of leasing, including new grocery use, redevelopment of a vacant anchor building and demolition of another vacant anchor building. The total cost of the project is estimated to be between $130.0 million and $150.0 million. The Company has incurred approximately $25.9 million as of June 30, 2025. The anticipated opening is in 2026 for the majority of the tenants, with one anchor tenant expected to open in 2027.
The Company’s joint venture in FlatIron Crossing, a 1,396,000 square foot regional retail center in Broomfield, Colorado, is developing luxury, multi-family residential units, new/repurposed retail and food and beverage uses, and a community plaza, in addition to the redevelopment of the vacant former Nordstrom store located on the property. The Company's ownership percentage is expected to be 43.4% in the residential portion of the development and 51.0% in the remainder of the property. The total cost of the project is estimated to be between $245.0 million and $265.0 million, with $125.0 million to $135.0 million estimated to be the Company’s pro rata share. The Company has incurred approximately $14.9 million of the total $29.2 million incurred by the joint venture as of June 30, 2025. The anticipated opening will be in phases beginning in 2027.

Other Transactions and Events:
The Company declared a cash dividend of $0.17 per share of its common stock for each quarter of 2024 and the first two quarters of 2025. On July 31, 2025, the Company announced a third quarter cash dividend of $0.17 per share of its common stock, which will be paid on September 23, 2025 to stockholders of record on September 9, 2025. The dividend amount will be reviewed by the Board on a quarterly basis.
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
In connection with the commencement of a separate “at the market” offering program on November 12, 2024, which is referred to as the “2024 ATM Program,” the Company entered into an equity distribution agreement with certain sales agents pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500.0 million. During the twelve months ended December 31, 2024, the Company sold 3.7 million shares of common stock for approximately $69.1 million of net proceeds through the 2024 ATM Program at a weighted average price of $18.68. During the three and six months ended June 30, 2025, the Company did not issue any shares of common stock under the 2024 ATM Program. As of June 30, 2025, the Company had approximately $429.3 million of gross sales of its common stock available under the 2024 ATM Program.
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
Supplemental Material United States Federal Income Tax Considerations
The following discussion supplements and updates the disclosures under the heading “Material United States Federal Income Tax Considerations” in the prospectus dated August 4, 2023, contained in the Company's Registration Statement on Form S-3 (File No. 333-273707) filed with the SEC on August 4, 2023 (the “Existing Tax Disclosure”). Capitalized terms herein that are not otherwise defined shall have the same meaning as when used in the Existing Tax Disclosure.
On July 4, 2025, H.R. 1, informally known as the One Big Beautiful Bill Act (the “OBBB”), was enacted. The OBBB makes major changes to the Code, including some provisions of the Code that affect the taxation of REITs and their investors. In particular,
•For taxable years beginning on or after January 1, 2026, the OBBB relaxed the REIT asset test requirement with respect to taxable REIT subsidiaries, providing that not more than 25% (relaxed from 20%) of the gross value of a REIT’s assets may be represented by securities of one or more taxable REIT subsidiaries.
•The OBBB permanently extended the pass-through qualified business income deduction, generally allowing individuals to deduct 20% of the aggregate amount of ordinary REIT dividends distributed by a REIT. This deduction was due to expire for tax years beginning after December 31, 2025.

To the extent the information set forth in the Existing Tax Disclosure is inconsistent with this supplemental information, this supplemental information supersedes the information in the Existing Tax Disclosure. This supplemental information is provided on the same basis and subject to the same qualifications as are set forth in the first four paragraphs of the Existing Tax Disclosure as if those paragraphs were set forth in this Quarterly Report on Form 10-Q.
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
Results of Operations
Many of the variations in the results of operations, discussed below, occurred because of the transactions affecting the Company’s properties described in Management’s Overview and Summary above, including those related to the Redevelopment Properties, the Acquisition Property, the JV Transition Centers and the Disposition Properties (each as defined below).
For purposes of the discussion below, the Company defines “Same Centers” as those Centers that are substantially complete and in operation for the entirety of both periods of the comparison. Non-Same Centers for comparison purposes includes a recently acquired property ("Acquisition Property"), those Centers or properties that are going through a substantial redevelopment often resulting in the closing of a portion of the Center (“Redevelopment Properties”), those properties that have recently transitioned to or from equity method joint ventures to or from consolidated assets ("JV Transition Centers") and properties that have been disposed of (“Disposition Properties”). The Company moves a Center in and out of Same Centers based on whether the Center is substantially complete and in operation for the entirety of both periods of the comparison. Accordingly, the Same Centers consist of all Consolidated Centers, excluding the Redevelopment Properties, the JV Transition Centers, Santa Monica Place and the Disposition Properties, for the periods of comparison. Santa Monica Place is excluded from Same Centers due to the Company's default on the non-recourse loan on April 9, 2024 and the completion of the transition of the property to a receiver during the first quarter of 2025. The Company is still the owner of record of the property.
For the comparison of the three and six months ended June 30, 2025 to the three and six months ended June 30, 2024, the Acquisition Property is Crabtree Mall (See “Acquisitions” in Management’s Overview and Summary). The JV Transition Centers are Arrowhead Towne Center, Chandler Fashion Center, Lakewood Center, Los Cerritos Center, Washington Square and South Plains Mall (See “Acquisitions” in Management’s Overview and Summary). The Disposition Properties are The Oaks, Southridge Mall, Wilton Mall, Southpark Mall, and former department store parcels at Valle Vista Mall in Harlingen, Texas and in Petaluma, California (See "Dispositions" in Management’s Overview and Summary). For the comparison of the three and six months ended June 30, 2025 to the three and six months ended June 30, 2024, there are no Redevelopment Properties.
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
During the trailing twelve months ended June 30, 2025, comparable tenant sales for spaces less than 10,000 square feet across the portfolio decreased by 0.5% relative to the same period of 2024. The leased occupancy rate of 92.0% at June 30, 2025 represented a 1.3% decrease from 93.3% at June 30, 2024 and a 0.6% sequential decrease compared to the 92.6% occupancy rate at March 31, 2025. Releasing spreads increased as the Company executed leases at an average rent of $70.57 for new and renewal leases executed compared to $63.85 on leases expiring, resulting in a releasing spread increase of $6.73 per square foot, or 10.5%, for the trailing twelve months ended June 30, 2025. This was the Company’s fifteenth consecutive quarter of positive base rent leasing spreads.

As of June 30, 2025, the Company has executed renewal leases or commitments on 89% of its square footage expiring in 2025, which leases are expected to commence throughout 2025 and 2026 and another 9% of such expiring space is in the letter of intent stage. Excluding those leases, the remaining leases expiring in 2025, which represent approximately 51,000 square feet of the Centers, are in the prospecting stage.
The Company has entered into 144 leases for new stores totaling approximately 814,000 square feet that have opened or are planned for opening in 2025, and another 51 leases for new stores totaling approximately 791,000 square feet opening after 2025. In total, through 2028, new store leases are expected to produce total gross revenue of approximately $87 million (at the Company’s pro rata share) in excess of the revenue generated in 2024 from prior uses in the same spaces. This new store leasing pipeline represents a cumulative and incremental estimate and includes open stores, leases signed not yet open, and leases in documentation that will or have commenced from 2024 through 2028. While there may be additional new space openings in 2025, any such leases are not yet executed.
During the quarter ended June 30, 2025, the Company signed 118 new leases and 213 renewal leases comprising approximately 1.7 million square feet of GLA. The average tenant allowance was $28.27 per square foot.
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
The Company may achieve these goals through a variety of methods and the timing, extent and impact of any transactions that the Company has or will undertake while implementing the Path Forward Plan may vary and evolve. In order to deleverage its capital structure, the Company may pursue asset dispositions and acquisitions, experience organic growth in EBITDA as tenants in its lease pipeline open for business, be selective about undertaking new development and redevelopment projects, and/or issue common stock. Asset sales will focus on whether a property is core to the Company’s strategy and may include defaulting on certain mortgage debts on the Company’s properties and giving possession of such secured properties to the lender. Additionally, as part of the Path Forward Plan, the Company is targeting for disposition certain outparcels, freestanding retail assets, non-enclosed mall assets and vacant land. The Company also began acquiring properties in June 2025 with the acquisition of Crabtree Mall and will continue to look for other strategic acquisition opportunities that would compliment the Company's portfolio.
In May 2025, as a further update to the Company’s Path Forward Plan and to provide a strategic disposition plan that refines the portfolio and creates a more focused platform for growth, the Company identified the following Centers as the go-forward portfolio Centers (the “Go-Forward Portfolio Centers”). The Go-Forward Portfolio Centers are subject to change.

Arrowhead Towne Center (a)	Kierland Commons (b)
Broadway Plaza (b)	Kings Plaza Shopping Center (a)
Chandler Fashion Center (b)	Los Cerritos Center (a)
Corte Madera, The Village at (b)	NorthPark Mall (a)
Crabtree Mall (a)	Pacific View (a)
Danbury Fair Mall (a)	Queens Center (a)
Deptford Mall (b)	SanTan Village Regional Center (a)
Desert Sky Mall (a)	Scottsdale Fashion Square (b)
Eastland Mall (a)	South Plains Mall (a)
Fashion District Philadelphia (a)	Stonewood Center (a)
Fashion Outlets of Chicago (a)	Superstition Springs Center (a)
Flatiron Crossing (b)	Tysons Corner Center (b)
Freehold Raceway Mall (a)	Valley River Center (a)
Fresno Fashion Fair (a)	Victor Valley, Mall of (a)
Green Acres Mall (a)	Vintage Faire Mall (a)
Inland Center (a)	Washington Square (a)

(a) Included in Consolidated Centers
(b) Included in Unconsolidated Joint Venture Centers

Further, the Company has a long-term four-pronged business strategy that focuses on the acquisition, leasing and management, redevelopment and development of regional retail centers. Although some of the key performance indicators at the Centers continued to improve during 2024 and the first half of 2025, including a strong start to 2025 leasing volume and leasing spreads, operating results in 2025 have been and are expected to continue to be negatively impacted by certain external factors, including sustained inflation, tariffs and elevated interest rates, as well as the impact from the bankruptcies of Express, Forever 21 and Claire's and any future tenant bankruptcies.
Traffic levels at the Company’s Centers for the first half of 2025 increased by 1.6% from 2024 levels for the same time period. Portfolio tenant sales per square foot from spaces less than 10,000 square feet for the trailing twelve months ended June 30, 2025 were $849 compared to $837 for the year ended December 31, 2024. Comparable tenant sales from spaces less than 10,000 square feet across the portfolio for the quarter ended June 30, 2025 decreased by 0.3% compared to the same period in 2024.
During the first half of 2025, the Company signed 650 leases for approximately 4.3 million square feet, compared to 459 leases and 2.4 million square feet leased during the same period in 2024, representing a 76% increase in the amount of square footage leased and a 42% increase in the number of leases signed on a comparable center basis.
The Company believes that diversity of use within its tenant base has been, and will continue to be, a prominent internal growth catalyst at its Centers going forward, as new uses enhance the productivity and diversity of the tenant mix and have the potential to significantly increase customer traffic at the applicable Centers. During the quarter ended June 30, 2025, the Company signed leases for new stores with new-to-Macerich portfolio uses for 138,000 square feet, with another 280,000 square feet of such new-to-Macerich portfolio leases currently in negotiation as of the date of this Quarterly Report on Form 10-Q.
As of June 30, 2025, the leased occupancy rate was 92.0%, a 1.3% decrease compared to the leased occupancy rate at June 30, 2024 of 93.3% and a 0.6% sequential decrease compared to the 92.6% occupancy rate at March 31, 2025. The decrease was driven primarily by Forever 21 closures.
Many of the Company’s leases contain co-tenancy clauses. Certain Anchor or small tenant closures have become vacant, and co-tenancy clauses within certain leases may be triggered as a result. The Company does not anticipate that the negative impact of such clauses on lease revenue will be significant.
The pace of bankruptcy filings involving the Company’s tenants has remained steady in recent years but is substantially lower than 2021 levels. For the year ended December 31, 2024, there were 13 bankruptcy filings involving the Company’s tenants, including the bankruptcy of Express, totaling 54 leases and representing approximately 369,000 square feet of leased space and $21.7 million of annual leasing revenue at the Company’s share. Year-to-date 2025, there were five bankruptcy filings involving the Company’s tenants, including the bankruptcies of Forever 21 and Claire's, totaling 62 leases and representing approximately 795,000 square feet of leased space and approximately $11.3 million of annual leasing revenue at the Company’s share. Based on current information and market data, the Company expects that the pace of bankruptcy filings in 2025 will be lower than the average bankruptcy rate over the last decade but the Company will continue to monitor the impact of tariffs and other economic conditions on the Company's tenants.
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
The Company continues to actively address its near-term, non-recourse loan maturities, with nine completed transactions from the beginning of 2024 through the first half of 2025, totaling approximately $1.8 billion, or approximately $1.6 billion at the Company’s pro rata share. For additional information on the Company’s financing transactions in the year ended 2024 through the date of this Quarterly Report on Form 10-Q, see “Financing Activities” in Management’s Overview and Summary.
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
Comparison of Three Months Ended June 30, 2025 and 2024
Revenues:
Leasing revenue increased by $34.8 million, or 17.6%, from 2024 to 2025. The increase in leasing revenue is attributed to increases of $41.2 million from the JV Transition Centers, $4.0 million from the Same Centers and $1.0 million from the Acquisition Property offset in part by decreases of $10.2 million from the Disposition Properties. Leasing revenue includes the amortization of above and below-market leases, the amortization of straight-line rents, lease termination income, percentage rent and the recovery of bad debts. The amortization of above and below-market leases decreased from $2.5 million in 2024 to $2.0 million in 2025. The amortization of straight-line rents increased from $(0.5) million in 2024 to $0.8 million in 2025. Lease termination income increased from $0.0 million in 2024 to $0.6 million in 2025. Percentage rent increased from $2.9 million in 2024 to $4.1 million in 2025. Provisions for (recovery of) bad debts increased from $(1.5) million in 2024 to $0.8 million in 2025.
Shopping Center and Operating Expenses:
Shopping center and operating expenses increased $9.4 million, or 13.3%, from 2024 to 2025. The increase in shopping center and operating expenses is attributed to increases of $8.0 million from the JV Transition Centers, $4.7 million from the Same Centers and $0.1 million from the Acquisition Property offset in part by a decrease of $3.8 million from the Disposition Properties.
Leasing Expenses:
Leasing expenses increased from $9.6 million in 2024 to $10.6 million in 2025 primarily due to an increase in compensation expense.
Management Companies' Operating Expenses:
Management Companies' operating expenses increased $2.4 million from 2024 to 2025 due to an increase in compensation expense.
Depreciation and Amortization:
Depreciation and amortization increased $16.8 million from 2024 to 2025. The increase in depreciation and amortization is attributed to an increase of $19.1 million from the JV Transition Centers, $1.5 million from the Same Centers and $0.8 million from the Acquisition Property offset in part by a decrease of $3.9 million from the Disposition Properties. Additionally, the increase is further offset by $0.7 million attributable to Santa Monica Place.
Interest Expense:
Interest expense increased $32.2 million from 2024 to 2025. The increase in interest expense is attributed to increases of $19.6 million from the JV Transition Centers, $15.7 million from the financing arrangement (See Note 12—Financing Arrangement in the Company's Notes to the Consolidated Financial Statements) and $3.2 million from the Same Centers offset in part by decreases of $3.7 million from lower outstanding balances on the Company's revolving credit facility and $2.3 million from the Disposition Properties. The increase in interest expense from the financing arrangement is primarily due to the change in fair value of the underlying properties and the mortgage notes payable on the underlying properties and Chandler Fashion Center no longer being accounted for as a financing arrangement (See Note 12—Financing Arrangement in the Notes to the Consolidated Financial Statements).
Equity in Loss of Unconsolidated Joint Ventures:
Equity in loss of unconsolidated joint ventures decreased $56.4 million from 2024 to 2025. The decrease in equity in loss of unconsolidated joint ventures is primarily due to impairment losses of $53.7 million recognized in 2024 as a result of the reduction in the estimated holding period of properties held by certain unconsolidated joint ventures.
(Loss) gain on Sale or Write Down of Assets, net:
(Loss) gain on sale or write down of assets, net increased $335.5 million from 2024 to 2025 primarily due to the gains recognized in 2024 of $334.3 million relating to the Company no longer accounting for its investment in Chandler Fashion Center as a financing arrangement (See Note 12—Financing Arrangement and Note 16—Dispositions in the Company's Notes to the Consolidated Financial Statements).
Net (Loss) Income:
Net (loss) income decreased $307.0 million from 2024 to 2025. The decrease in net (loss) income is primarily due to the gain recognized in 2024 of $334.3 million relating to Chandler Fashion Center as discussed above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold, accrued default interest expense and loss on non-real estate investments decreased from $88.1 million in 2024 to $87.3 million in 2025. For a reconciliation of net (loss) income attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders—diluted, and FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold, accrued default interest expense and loss on non-real estate investments—diluted, see "Funds From Operations ("FFO")" below.
Comparison of Six Months Ended June 30, 2025 and 2024
Revenues:
Leasing revenue increased by $78.8 million, or 20.2%, from 2024 to 2025. The increase in leasing revenue is attributed to increases of $88.3 million from the JV Transition Centers, $10.7 million from the Same Centers and $1.0 million from the Acquisition Property offset in part by decreases of $18.8 million from the Disposition Properties and $2.4 million from Santa Monica Place. Leasing revenue includes the amortization of above and below-market leases, the amortization of straight-line rents, lease termination income, percentage rent and the recovery of bad debts. The amortization of above and below-market leases increased from $2.5 million in 2024 to $3.0 million in 2025. Straight-line rents increased from $(3.7) million in 2024 to $0.5 million in 2025. Lease termination income increased from $1.2 million in 2024 to $5.5 million in 2025. Percentage rent increased from $5.5 million in 2024 to $8.4 million in 2025. Provisions for bad debts decreased from $4.4 million in 2024 to $2.4 million in 2025.
Management Companies' revenue decreased 27.6% from $15.0 million in 2024 to $10.9 million in 2025 primarily due to a decrease in management fees.

Shopping Center and Operating Expenses:
Shopping center and operating expenses increased $20.4 million, or 14.1%, from 2024 to 2025. The increase in shopping center and operating expenses is attributed to an increase of $8.2 million from the Same Centers, which is primarily due to increased property taxes, maintenance and utilities costs, $18.2 million from the JV Transition Centers and $0.1 million from the Acquisition Property offset in part by a decrease of $6.6 million from the Disposition Properties.
Leasing Expenses:
Leasing expenses increased from $20.1 million in 2024 to $21.8 million in 2025 due primarily to an increase in compensation expense.
Management Companies' Operating Expenses:
Management Companies' operating expenses increased $4.0 million from 2024 to 2025 due primarily to an increase in compensation expense, including employee severance costs increase of $1.4 million.
Depreciation and Amortization:
Depreciation and amortization increased $41.0 million from 2024 to 2025. The increase in depreciation and amortization is attributed to increases of $43.1 million from the JV Transition Centers, $4.5 million from the Same Centers and $0.8 million from the Acquisition Property offset in part by a decrease of $7.3 million from the Disposition Properties.
Interest Expense:
Interest expense increased $49.0 million from 2024 to 2025. The increase in interest expense is attributed to increases of $39.2 million from the JV Transition Centers, $11.3 million from the financing arrangement discussed in Note 12 in the Company's Notes to the Consolidated Financial Statements and $5.4 million from the Same Centers offset in part by decreases of $5.8 million from lower outstanding balances on the Company's revolving credit facility and $4.5 million from the Disposition Properties. Additionally, $3.4 million of the increase is attributable to Santa Monica Place, which includes default interest expense of $6.0 million. The increase in interest expense from the financing arrangement is primarily due to the change in fair value of the underlying properties and the mortgage notes payable on the underlying properties and Chandler Fashion Center no longer being accounted for as a financing arrangement (See Note 12—Financing Arrangement in the Notes to the Consolidated Financial Statements).
Equity in Loss of Unconsolidated Joint Ventures:
Equity in loss of unconsolidated joint ventures decreased $128.8 million from 2024 to 2025. The decrease in equity in loss of unconsolidated joint ventures is primarily due to the write-down of the Company's investment in Los Angeles Premium Outlets of $57.7 million during the first quarter of 2024 and impairment losses of $53.7 million recognized in 2024 as a result of the reduction in the estimated holding period of properties held by certain unconsolidated joint ventures.
(Loss) Gain on Sale or Write Down of Assets, net:
(Loss) gain on sale or write down of assets, net increased $313.4 million from 2024 to 2025. The increase is primarily due to the gains recognized in 2024 of $334.3 million relating to the Company no longer accounting for its investment in Chandler Fashion Center as a financing arrangement (See Note 12—Financing Arrangement and Note 16—Dispositions in the Company's Notes to the Consolidated Financial Statements).
Net (Loss) Income:
Net (loss) income decreased $226.8 million from 2024 to 2025. The decrease in net (loss) income is primarily due to the gains recognized in 2024 of $334.3 million relating to Chandler Fashion Center along with the other variances noted above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold, accrued default interest expense and loss on non-real estate investments increased 7.4% from $162.7 million in 2024 to $174.7 million in 2025. For a reconciliation of net (loss) income attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders—diluted, and FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold, accrued default interest expense and loss on non-real estate investments—diluted, see "Funds From Operations ("FFO")" below.

Operating Activities:
Cash provided by operating activities increased $30.5 million from 2024 to 2025. The increase is primarily due to the changes in assets and liabilities and the results, as discussed above.
Investing Activities:
Cash used in investing activities increased $231.3 million from 2024 to 2025. The increase in cash used in investing activities is primarily attributed to increases in acquisitions of property of $225.1 million and contributions to unconsolidated joint ventures of $80.3 million offset in part by increases in proceeds from sale of assets of $77.6 million. The increase in acquisitions of property is due to the acquisition of Crabtree Mall (See "Acquisitions" in Management's Overview and Summary). The increase in contributions to unconsolidated joint ventures is primarily due to contributions to Flatiron Crossing in 2025 to payoff the remaining loan balance (See “Financing Activities” in Management’s Overview and Summary).
Financing Activities:
Cash provided by (used in) financing activities increased $257.5 million from 2024 to 2025. The increase in cash provided by (used in) financing activities is primarily due to a decrease in payments on mortgages, bank and other notes payable of $123.3 million and an increase in proceeds from mortgages, bank and other notes payable of $150.0 million offset in part by an increase in dividends and distributions of $15.9 million.
Liquidity and Capital Resources
The Company anticipates meeting its liquidity needs for its operating expenses, debt service and dividend requirements for the next twelve months and beyond through cash generated from operations, distributions from unconsolidated joint ventures, working capital reserves and/or borrowings under its revolving credit facility.
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

Uses of Capital
The following tables summarize capital expenditures incurred at the Centers (at the Company's pro rata share):

	For the Six Months Ended June 30,
(Dollars in thousands)	2025	2024
Consolidated Centers:
Acquisition of property(1)	$290,000	$41,852
Property improvements	7,473	15,737
Development, redevelopment, expansions and renovations of Centers	59,438	39,436
Tenant allowances	10,030	6,993
Deferred leasing charges	2,126	2,565
	$369,067	$106,583
Unconsolidated Joint Venture Centers:
Property improvements	$2,525	$6,609
Development, redevelopment, expansions and renovations of Centers	29,399	16,499
Tenant allowances	5,752	6,849
Deferred leasing charges	1,816	2,762
	$39,492	$32,719
1) For the six months ended June 30, 2025, this includes the $290.0 million acquisition of Crabtree Mall, excluding closing adjustments and other related transaction costs. For the six months ended June 30, 2024, this includes the cash paid of $36.4 million on May 14, 2024, for the Company's acquisition of its joint venture partner's 40% interest in Arrowhead Towne Center and South Plains Mall. The total purchase price also included the assumption of the partner's share of debt. The Company now owns 100% of these regional retail centers (See Note 15—Acquisitions in the Notes to the Consolidated Financial Statements).
The Company expects amounts to be incurred during 2025 for tenant allowances and deferred leasing charges to be approximately $50.0 million to $75.0 million. The Company expects to incur approximately $250.0 million to $300.0 million during 2025 for development, redevelopment, expansion and renovations, which includes Scottsdale Fashion Square, Green Acres Mall and FlatIron Crossing (See "Redevelopment and Development Activities" in Management’s Overview and Summary). Capital for these expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of cash on hand, cash generated from operations, asset sales, debt or equity financings, which may include borrowings under the Company's revolving loan facility and sales of common stock, from property financings and construction loans, each to the extent available. The Company will be very selective in undertaking any future development or redevelopment projects and may choose to pause existing projects if the Company believes they are no longer economically viable.
Sources of Capital
The Company has also generated liquidity in the past, and may continue to do so in the future, through equity offerings and issuances, property refinancings, joint venture transactions and the sale of non-core assets. Asset sales will focus on whether a property is core to the Company's strategy and may include defaulting on certain mortgage debts on the Company's properties and giving possession of such secured properties to the lender. Since implementing the Path Forward Plan in the second quarter of 2024, the Company has sold joint venture interests in properties and consolidated properties as described in “—Dispositions” in Management’s Overview and Summary. The Company used its share of proceeds from these transactions to pay down its revolving credit facility and other debt obligations. During the six months ended June 30, 2025 and the year ended December 31, 2024, the Company and certain joint venture partners sold various land parcels in separate transactions for aggregate proceeds of $12.3 million and $6.1 million (at the Company's share), respectively, which the Company used to pay down debt and for other general corporate purposes.
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
On each of March 26, 2021 and November 12, 2024, the Company registered separate “at the market” offering programs, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500.0 million under each of the 2021 ATM Program and the 2024 ATM Program, in each case, in amounts and at times to be determined by the Company. The 2021 ATM Program was fully utilized as of September 30, 2024 and is no longer active. During the six months ended June 30, 2025, no shares of common stock were issued under the 2024 ATM Program. As of June 30, 2025, the Company had approximately $429.3 million of gross sales of its common stock available under the 2024 ATM Program.
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
The Company's total outstanding loan indebtedness, which includes mortgages and other notes payable, at June 30, 2025 was $6.88 billion (consisting of $5.32 billion of consolidated debt, less $0.03 billion of noncontrolling interests, plus $1.59 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's revolving credit facility or cash on hand, with the exception of Santa Monica Place (See “—Financing Activities” in Management’s Overview and Summary).
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
Additionally, as of June 30, 2025, the Company was contingently liable for $6.5 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. As of June 30, 2025, $5.9 million of these letters of credit were secured by restricted cash. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company continues to actively address its near-term, non-recourse loan maturities, with nine completed transactions from the beginning of 2024 through the first half of 2025 totaling approximately $1.8 billion, or approximately $1.6 billion at the Company’s pro rata share. For additional information on the Company’s financing transactions in the year ended 2024 through the date of this Quarterly Report on Form 10-Q, see “Financing Activities” in Management’s Overview and Summary.
On September 11, 2023, the Company and the Operating Partnership entered into an amended and restated credit agreement, which amended and restated their prior credit agreement, and provides for an aggregate $650.0 million revolving credit facility that matures on February 1, 2027, with a one-year extension option. The revolving credit facility can be expanded up to $950.0 million, subject to receipt of lender commitments and other conditions. All obligations under the revolving credit facility are guaranteed unconditionally by the Company and are secured in the form of mortgages on certain wholly-owned assets and pledges of equity interests held by certain of the Company’s subsidiaries. The revolving credit facility bears interest, at the Operating Partnership’s option, at either the base rate (as defined in the credit agreement) or adjusted term SOFR (as defined in the credit agreement) plus, in both cases, an applicable margin. The applicable margin depends on the Company’s overall leverage ratio and ranges from 1.00% to 2.50% over the selected index rate. As of June 30, 2025, the borrowing rate was SOFR plus a spread of 2.10%. As of June 30, 2025, borrowings under the revolving credit facility were $100.0 million less unamortized deferred finance costs of $9.8 million for the revolving credit facility at a total effective interest rate of 7.17%. As of June 30, 2025, the Company’s availability under the revolving credit facility for additional borrowings was $549.4 million. On August 8, 2025, the $100.0 million borrowings were paid in full from the loan proceeds of the Crabtree Mall financing (See “—Financing Activities” in Management’s Overview and Summary).
Cash dividends and distributions for the six months ended June 30, 2025 were $96.2 million (including distributions from consolidated joint ventures of $3.8 million), which were funded by operations.
At June 30, 2025, the Company was in compliance with all applicable loan covenants under its agreements.
At June 30, 2025, the Company had cash and cash equivalents of $131.1 million.

Material Cash Commitments:
The following is a schedule of material cash commitments as of June 30, 2025 for the Consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Cash Commitments	Total	Less than 1 year		1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)(1)	$6,368,320	$1,303,390	(3)	$2,097,713	$1,852,328	$1,114,889
Lease obligations(2)	122,843	6,081		24,340	16,014	76,408
	$6,491,163	$1,309,471		$2,122,053	$1,868,342	$1,191,297
__________________________________________________________
(1)Interest payments on floating rate debt were based on rates in effect at June 30, 2025.
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
Management compensates for the limitations of FFO by providing investors with financial statements prepared according to GAAP, along with this detailed discussion of FFO and a reconciliation of net loss to FFO and FFO—diluted. Management believes that to further understand the Company's performance, FFO should be compared with the Company's reported net loss and considered in addition to cash flows in accordance with GAAP, as presented in the Company's consolidated financial statements. The following reconciles net loss attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted and FFO attributable to common stockholders and unit holders—basic and diluted, excluding financing expense in connection with Chandler Freehold, accrued default interest expense and loss on non-real estate investments for the three and six months ended June 30, 2025 and 2024 (dollars and shares in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income attributable to the Company	$(40,905)	$252,007	$(91,029)	$125,279
Adjustments to reconcile net (loss) income attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted:
Noncontrolling interests in the Operating Partnership	(1,758)	11,778	(3,914)	5,847
Loss (gain) on sale or write down of assets, net—consolidated assets	10,484	(324,996)	24,472	(288,911)
Add: noncontrolling interests share of gain on sale or write down of assets—consolidated assets	—	330	—	330
Add: gain on sale of undepreciated assets—consolidated assets	157	233	1,080	233
Loss on sale or write down of assets—unconsolidated joint ventures, net(1)	948	51,526	2,059	109,181
Add: (loss) gain on sale of undepreciated assets—unconsolidated joint ventures(1)	(81)	1,093	(291)	1,076
Depreciation and amortization—consolidated assets	88,500	71,676	181,062	140,027
Less: noncontrolling interests in depreciation and amortization—consolidated assets	(570)	(1,523)	(1,134)	(3,256)
Depreciation and amortization—unconsolidated joint ventures(1)	28,736	39,310	56,519	80,007
Less: depreciation on personal property	(1,534)	(1,732)	(3,874)	(3,568)
FFO attributable to common stockholders and unit holders—basic and diluted	83,977	99,702	164,950	166,245
Financing expense in connection with Chandler Freehold	—	(16,467)	—	(12,829)
Accrued default interest expense	3,033	2,767	6,033	1,722
Loss on non-real estate investments	284	2,097	3,683	7,559
FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold, accrued default interest expense and loss on non-real estate investments —basic and diluted	$87,294	$88,099	$174,666	$162,697
Weighted average number of FFO shares outstanding for:
FFO attributable to common stockholders and unit holders—basic(2)	263,967	226,270	263,922	226,206
Adjustments for impact of dilutive securities in computing FFO—diluted:
Share and unit based compensation plans	—	—	—	—
Weighted average number of FFO shares outstanding for FFO attributable to common stockholders and unit holders—basic and diluted(2)	263,967	226,270	263,922	226,206
(1)     Unconsolidated joint ventures are presented at the Company's pro rata share.
(2)     Calculated based upon basic net income as adjusted to reach basic FFO. Includes 10.9 million and 10.1 million of OP Units outstanding for the three months ended June 30, 2025 and 2024, respectively, and 10.9 million and 10.1 million of OP Units outstanding for the six months ended June 30, 2025 and 2024, respectively.
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
The following table sets forth information as of June 30, 2025 concerning the Company's long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the twelve months ending June 30,
	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long-term debt:
Fixed rate	$769,129	$431,792	$1,213,598	$19,718	$1,628,243	$945,344	$5,007,824	$4,785,043
Average interest rate	3.69%	4.02%	4.59%	3.82%	4.34%	5.48%	4.49%
Floating rate	300,000	—	100,000	—	—	—	400,000	401,794
Average interest rate	5.83%	—%	6.59%	—%	—%	—%	6.02%
Total debt—Consolidated Centers	$1,069,129	$431,792	$1,313,598	$19,718	$1,628,243	$945,344	$5,407,824	$5,186,837
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long-term debt (at Company's pro rata share):
Fixed rate	$156,100	$98,407	$357,849	$459,710	$428,081	$54,288	$1,554,435	$1,521,442
Average interest rate	3.93%	3.95%	6.17%	5.90%	4.92%	3.52%	5.29%
Floating rate(1)	—	32,500	—	12,000	—	—	44,500	45,294
Average interest rate	—%	8.58%	—%	6.81%	—%	—%	8.10%
Total debt—Unconsolidated Joint Venture Centers	$156,100	$130,907	$357,849	$471,710	$428,081	$54,288	$1,598,935	$1,566,736

(1)    On July 30, 2025, the Company’s joint venture in Atlas Park repaid in full the $65.0 million loan ($32.5 million at the Company’s share) concurrent with the sale of the property (See “Dispositions” in Management’s Overview and Summary). The loan was scheduled to mature in November 2026.
The Consolidated Centers' total fixed rate debt at June 30, 2025 and December 31, 2024 was $5.0 billion and $4.7 billion, respectively. The average interest rate on the fixed rate debt at June 30, 2025 and December 31, 2024 was 4.49% and 4.40%, respectively. The Consolidated Centers' total floating rate debt at June 30, 2025 and December 31, 2024 was $400.0 million and $410.0 million, respectively. The average interest rate on the floating rate debt at June 30, 2025 and December 31, 2024 was 6.02% and 6.21%, respectively.
The Company's pro rata share of the Unconsolidated Joint Venture Centers' fixed rate debt at June 30, 2025 and December 31, 2024 was $1.6 billion. The average interest rate on the fixed rate debt at June 30, 2025 and December 31, 2024 was 5.29% and 5.28%, respectively. The Company's pro rata share of the Unconsolidated Joint Venture Centers' floating rate debt at June 30, 2025 and December 31, 2024 was $44.5 million and $132.9 million, respectively. The average interest rate on the floating rate debt at June 30, 2025 and December 31, 2024 was 8.10% and 8.29%, respectively.
The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value. Interest rate cap agreements offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements effectively replace a floating rate on the notional amount with a fixed rate as noted above. As of June 30, 2025, the Company had one interest rate cap agreement in place (See Note 4—Investments in Unconsolidated Joint Ventures and Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements). The respective loan requires an interest rate cap agreement to be in place at all times, which limits how high the prevailing floating loan rate index

(i.e., SOFR) for the loan can rise. As of the date of this Quarterly Report on Form 10-Q, SOFR for this loan did not exceed the strike interest rate within the required interest rate cap agreement.
In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $4.4 million per year based on $444.5 million of floating rate debt outstanding at June 30, 2025.
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
Item 4.    Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of June 30, 2025, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
(b) Not applicable.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2025 to April 30, 2025	—	$—	—	$278,707,048
May 1, 2025 to May 31, 2025	—	—	—	$278,707,048
June 1, 2025 to June 30, 2025	—	—	—	$278,707,048
Total	—	$—	—
(1)On February 12, 2017, the Company's Board of Directors authorized the repurchase of up to $500.0 million of the Company's outstanding common shares from time to time as market conditions warrant.
Item 3.  Defaults Upon Senior Securities
Not Applicable.
Item 4.  Mine Safety Disclosures
Not Applicable.
Item 5.  Other Information
During the three months ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

THE MACERICH COMPANY
		By:	/s/ JACKSON HSIEH
Jackson Hsieh
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ DANIEL E. SWANSTROM II
Daniel E. Swanstrom II
Senior Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ CHRISTOPHER J. ZECCHINI
Christopher J. Zecchini
Senior Vice President and Chief Accounting Officer
Date:	August 11, 2025		(Principal Accounting Officer)