Form 10-Q
period 2025-09-30
MACERICH CO
filed 2025-11-05
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
Number of shares outstanding as of November 3, 2025 of the registrant's common stock, par value $0.01 per share: 256,118,084 shares

THE MACERICH COMPANY
FORM 10-Q

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS:
Property, net	$6,730,869	$7,097,113
Cash and cash equivalents	290,162	89,858
Restricted cash	90,441	87,621
Tenant and other receivables, net	129,880	155,350
Right-of-use assets, net	111,813	111,037
Deferred charges and other assets, net	341,915	369,553
Due from affiliates	1,709	1,840
Investments in unconsolidated joint ventures	727,139	654,667
Total assets	$8,423,928	$8,567,039
LIABILITIES AND EQUITY:
Mortgage notes payable	$5,076,908	$4,894,525
Bank and other notes payable	—	98,323
Accounts payable and accrued expenses	128,426	87,540
Lease liabilities	69,732	71,683
Other accrued liabilities	368,006	379,863
Distributions in excess of investments in unconsolidated joint ventures	199,308	192,680
Total liabilities	5,842,380	5,724,614
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized at September 30, 2025 and December 31, 2024, and 256,296,193 and 252,925,496 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	2,561	2,527
Additional paid-in capital	6,223,906	6,160,780
Accumulated deficit	(3,715,452)	(3,406,786)
Accumulated other comprehensive loss	(11)	(34)
Total stockholders' equity	2,511,004	2,756,487
Noncontrolling interests	70,544	85,938
Total equity	2,581,548	2,842,425
Total liabilities and equity	$8,423,928	$8,567,039
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Leasing revenue	$237,232	$203,448	$705,604	$593,061
Other	10,623	9,689	30,409	29,372
Management Companies	5,407	7,087	16,266	22,095
Total revenues	253,262	220,224	752,279	644,528
Expenses:
Shopping center and operating expenses	79,755	75,128	244,766	219,761
Leasing expenses	10,635	9,862	32,478	29,974
Management Companies' operating expenses	20,171	18,843	62,825	57,492
REIT general and administrative expenses	6,928	6,010	22,338	20,649
Depreciation and amortization	90,904	73,299	271,966	213,326
	208,393	183,142	634,373	541,202
Interest expense:
Related parties	—	—	—	(11,264)
Other	72,699	57,099	213,698	160,318
	72,699	57,099	213,698	149,054
Total expenses	281,092	240,241	848,071	690,256
Equity in income (loss) of unconsolidated joint ventures	9,759	(74,931)	8,485	(205,044)
Income tax benefit (expense)	710	(545)	1,720	421
(Loss) gain on sale or write down of assets, net	(72,634)	(16,605)	(97,106)	272,306
Net (loss) income	(89,995)	(112,098)	(182,693)	21,955
Less: net (loss) income attributable to noncontrolling interests	(2,635)	(3,909)	(4,304)	4,865
Net (loss) income attributable to the Company	$(87,360)	$(108,189)	$(178,389)	$17,090
(Loss) income per common share—attributable to common stockholders:
Basic	$(0.34)	$(0.50)	$(0.71)	$0.08
Diluted	$(0.34)	$(0.50)	$(0.71)	$0.08
Weighted average number of common shares outstanding:
Basic	254,130,000	218,420,000	253,407,000	216,884,000
Diluted	254,130,000	218,420,000	253,407,000	216,884,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(89,995)	$(112,098)	$(182,693)	$21,955
Other comprehensive income (loss):
Interest rate cap agreements	2	(147)	23	773
Comprehensive (loss) income	(89,993)	(112,245)	(182,670)	22,728
Less: net (loss) income attributable to noncontrolling interests	(2,635)	(3,909)	(4,304)	4,865
Comprehensive (loss) income attributable to the Company	$(87,358)	$(108,336)	$(178,366)	$17,863
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except share data)
(Unaudited)
Three Months Ended September 30, 2025 and 2024

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at July 1, 2025	253,199,243	$2,530	$6,167,547	$(3,584,742)	$(13)	$2,585,322	$77,493	$2,662,815
Net loss	—	—	—	(87,360)	—	(87,360)	(2,635)	(89,995)
Interest rate cap agreements	—	—	—	—	2	2	—	2
Amortization of share and unit-based plans	6,704	—	4,857	—	—	4,857	—	4,857
Stock offerings, net	2,783,330	28	49,712	—	—	49,740	—	49,740
Distributions paid ($0.17 per share)	—	—	—	(43,350)	—	(43,350)	—	(43,350)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,517)	(2,517)
Conversion of noncontrolling interests to common shares	306,916	3	5,641	—	—	5,644	(5,644)	—
Redemption of noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(3,851)	—	—	(3,851)	3,851	—
Balance at September 30, 2025	256,296,193	$2,561	$6,223,906	$(3,715,452)	$(11)	$2,511,004	$70,544	$2,581,548

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at July 1, 2024	216,403,221	$2,162	$5,515,333	$(3,012,029)	$(32)	$2,505,434	$83,306	$2,588,740
Net loss	—	—	—	(108,189)	—	(108,189)	(3,909)	(112,098)
Interest rate cap agreements	—	—	—	—	(147)	(147)	—	(147)
Amortization of share and unit-based plans	7,942	—	3,836	—	—	3,836	—	3,836
Stock offerings, net	9,401,596	94	148,530	—	—	148,624	—	148,624
Distributions paid ($0.17 per share)	—	—	—	(36,846)	—	(36,846)	—	(36,846)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,993)	(2,993)
Conversion of noncontrolling interests to common shares	134,547	1	5,237	—	—	5,238	(5,238)	—
Adjustment of noncontrolling interests in Operating Partnership	—	—	(6,300)	—	—	(6,300)	6,300	—
Balance at September 30, 2024	225,947,306	$2,257	$5,666,636	$(3,157,064)	$(179)	$2,511,650	$77,466	$2,589,116

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except share data)
(Unaudited)
Nine Months Ended September 30, 2025 and 2024

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2025	252,925,496	$2,527	$6,160,780	$(3,406,786)	$(34)	$2,756,487	$85,938	$2,842,425
Net loss	—	—	—	(178,389)	—	(178,389)	(4,304)	(182,693)
Interest rate cap agreements	—	—	—	—	23	23	—	23
Amortization of share and unit-based plans	182,361	2	13,475	—	—	13,477	—	13,477
Employee stock purchases	91,990	1	1,250	—	—	1,251	—	1,251
Stock offerings, net	2,783,330	28	49,073	—		49,101	—	49,101
Distributions paid ($0.51 per share)	—	—	—	(130,277)	—	(130,277)	—	(130,277)
Distributions to noncontrolling interests	—	—	—	—	—	—	(11,755)	(11,755)
Conversion of noncontrolling interests to common shares	313,016	3	5,759	—	—	5,762	(5,762)	—
Redemption of noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(6,431)	—	—	(6,431)	6,431	—
Balance at September 30, 2025	256,296,193	$2,561	$6,223,906	$(3,715,452)	$(11)	$2,511,004	$70,544	$2,581,548

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2024	215,976,614	$2,158	$5,509,603	$(3,063,789)	$(952)	$2,447,020	$80,581	$2,527,601
Net income	—	—	—	17,090	—	17,090	4,865	21,955
Interest rate cap agreements	—	—	—	—	773	773	—	773
Amortization of share and unit-based plans	236,786	2	9,277	—	—	9,279	—	9,279
Employee stock purchases	105,240	1	1,020	—	—	1,021	—	1,021
Stock offerings, net	9,401,596	94	148,464	—	—	148,558	—	148,558
Distributions paid ($0.51 per share)	—	—	—	(110,365)	—	(110,365)	—	(110,365)
Distributions to noncontrolling interests	—	—	—	—	—	—	(9,706)	(9,706)
Conversion of noncontrolling interests to common shares	227,070	2	11,206	—	—	11,208	(11,208)	—
Adjustment of noncontrolling interests in Operating Partnership	—	—	(12,934)	—	—	(12,934)	12,934	—
Balance at September 30, 2024	225,947,306	$2,257	$5,666,636	$(3,157,064)	$(179)	$2,511,650	$77,466	$2,589,116

 The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(182,693)	$21,955
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss (gain) on sale or write down of assets, net	97,106	(272,306)
Depreciation and amortization	280,406	221,716
Amortization of discount on mortgage notes payable	25,773	5,905
Amortization of share and unit-based plans	13,323	8,614
Straight-line rent and amortization of above and below market leases	(4,799)	931
Provision for doubtful accounts	3,311	4,572
Income tax benefit	(1,720)	(421)
Equity in (income) loss of unconsolidated joint ventures	(8,485)	205,044
Change in fair value of financing arrangement obligation	—	(13,795)
Changes in assets and liabilities, net of dispositions:
Tenant and other receivables	21,314	37,605
Other assets	18,942	3,684
Due from affiliates	131	1,548
Accounts payable and accrued expenses	40,843	17,446
Other accrued liabilities	(32,052)	(13,925)
Net cash provided by operating activities	271,400	228,573
Cash flows from investing activities:
Acquisitions of property	(266,926)	(41,829)
Development, redevelopment, expansion and renovation of properties	(75,431)	(78,342)
Property improvements	(35,337)	(42,435)
Deferred leasing costs	(3,389)	(3,798)
Distributions from unconsolidated joint ventures	73,408	69,315
Contributions to unconsolidated joint ventures	(135,251)	(37,008)
Cash acquired from acquisition of unconsolidated joint ventures	—	7,373
Derecognition of cash previously held by a consolidated joint venture to an unconsolidated joint venture	—	(13,005)
Proceeds from sale of assets	124,760	122,358
Net cash used in investing activities	(318,166)	(17,371)

THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands) (Unaudited)
	For the Nine Months Ended September 30,
	2025	2024
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	599,100	400,000
Payments on mortgages, bank and other notes payable	(247,026)	(588,636)
Deferred financing costs	(5,397)	(6,193)
Payments on finance leases	(4,408)	(6,197)
Proceeds from stock offerings, net	48,406	148,558
Employee stock purchases	1,251	1,021
Redemption of noncontrolling interests	(4)	—
Dividends and distributions	(142,032)	(120,071)
Net cash provided by (used in) financing activities	249,890	(171,518)
Net increase in cash, cash equivalents and restricted cash	203,124	39,684
Cash, cash equivalents and restricted cash, beginning of period	177,479	190,294
Cash, cash equivalents and restricted cash, end of period	$380,603	$229,978
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$156,253	$135,617
Non-cash investing and financing transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$49,996	$36,453
Derecognition of previously consolidated property and related liabilities to investment in unconsolidated joint venture	$—	$347,290
Conversion of Operating Partnership Units to common stock	$5,762	$11,208
Assets acquired from unconsolidated joint venture	$—	$621,701
Liabilities assumed from unconsolidated joint venture	$—	$558,439
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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of September 30, 2025, the Company was the sole general partner of and held a 96% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
The Operating Partnership's consolidated VIEs included the following assets and liabilities:

	September 30, 2025	December 31, 2024
Assets:
Property, net	$117,795	$122,102
Other assets	18,063	22,034
Total assets	$135,858	$144,136
Liabilities:
Mortgage notes payable	$219,666	$219,595
Other liabilities	66,641	71,268
Total liabilities	$286,307	$290,863
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

The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported on the Company's consolidated balance sheets to the totals shown on its consolidated statements of cash flows:

	For the Nine Months Ended September 30,
	2025	2024
Beginning of period
Cash and cash equivalents	$89,858	$94,936
Restricted cash	87,621	95,358
Cash, cash equivalents and restricted cash	$177,479	$190,294
End of period
Cash and cash equivalents	$290,162	$116,475
Restricted cash	90,441	113,503
Cash, cash equivalents and restricted cash	$380,603	$229,978
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

3. Earnings Per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of EPS for the three and nine months ended September 30, 2025 and 2024 (shares in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net (loss) income	$(89,995)	$(112,098)	$(182,693)	$21,955
Less: net (loss) income attributable to noncontrolling interests	(2,635)	(3,909)	(4,304)	4,865
Net (loss) income attributable to the Company	(87,360)	(108,189)	(178,389)	17,090
Allocation of earnings to participating securities	(194)	(252)	(581)	(642)
Numerator for basic and diluted EPS—net (loss) income attributable to common stockholders	$(87,554)	$(108,441)	$(178,970)	$16,448
Denominator
Denominator for basic and diluted EPS—weighted average number of common shares outstanding(1)	254,130	218,420	253,407	216,884
EPS—net (loss) income attributable to common stockholders
Basic and diluted	$(0.34)	$(0.50)	$(0.71)	$0.08
(1)    Diluted EPS excludes 99,565 convertible preferred partnership units for each of the three and nine months ended September 30, 2025 and 2024, as their impact was antidilutive. Diluted EPS also excludes 10,714,464 and 9,987,209 Operating Partnership units ("OP Units") for the three months ended September 30, 2025 and 2024, respectively, and 10,817,668 and 10,060,498 OP Units for the nine months ended September 30, 2025 and 2024, respectively, as their impact was antidilutive.

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
On October 24, 2024, the Company acquired its joint venture partner's 40% interest in the Pacific Premier Retail Trust portfolio, which includes Los Cerritos Center, Washington Square and Lakewood Center, for a net purchase price of approximately $122,132, which includes the assumption of the partner's share of property level indebtedness. As a result of this transaction and the shortening of holding periods, an impairment loss was recorded by the joint venture. The Company's share of the impairment loss was $117,031. The Company now owns and consolidates its 100% interests in these properties (See Note 15—Acquisitions). On August 18, 2025, the Company sold Lakewood Center (See Note 16—Dispositions).
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
On July 30, 2025, the Company’s joint venture closed on the sale of Atlas Park for $72,000. Concurrent with the sale, the $65,000 loan ($32,500 at the Company’s share) owed by the joint venture was paid off in full. The Company used its share of net proceeds for general corporate purposes. The Company's share of the gain from this transaction was $11,953.
Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	September 30, 2025	December 31, 2024
Assets:
Property, net	$3,276,606	$3,519,602
Other assets	411,363	459,468
Total assets	$3,687,969	$3,979,070
Liabilities and partners' capital:
Mortgage and other notes payable	$3,152,304	$3,461,032
Other liabilities	310,925	324,799
Company's capital	168,254	100,684
Outside partners' capital	56,486	92,555
Total liabilities and partners' capital	$3,687,969	$3,979,070
Investments in unconsolidated joint ventures:
Company's capital	$168,254	$100,684
Basis adjustment(1)	359,577	361,303
	$527,831	$461,987

Assets—Investments in unconsolidated joint ventures	$727,139	$654,667
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(199,308)	(192,680)
	$527,831	$461,987

(1)     The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity and adjusts the basis adjustment for impairment and disposition transactions that may occur, into the Company's share of net (loss) income. The amortization of this difference was $6,172 and $178,179 for the three months ended September 30, 2025 and 2024, respectively, and $16,834 and $360,740 for the nine months ended September 30, 2025 and 2024, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)
Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	Total
Three Months Ended September 30, 2025
Revenues:
Leasing revenue	147,958
Other	4,674
Total revenues	152,632
Expenses:
Shopping center and operating expenses	54,604
Leasing expenses	1,163
Interest expense	41,323
Depreciation and amortization	47,821
Total expenses	144,911
Gain on sale or write down of assets, net	27,107
Net income	$34,828
Company's equity in net income	$9,759

	PPR Portfolio(1)	Other Joint Ventures	Total
Three Months Ended September 30, 2024
Revenues:
Leasing revenue	$40,781	$147,824	$188,605
Other	165	5,709	5,874
Total revenues	40,946	153,533	194,479
Expenses:
Shopping center and operating expenses	9,909	53,684	63,593
Leasing expenses	298	1,324	1,622
Interest expense	19,842	47,130	66,972
Depreciation and amortization	18,601	49,922	68,523
Total expenses	48,650	152,060	200,710
(Loss) gain on sale or write down of assets, net	(559,906)	146,915	(412,991)
Net (loss) income	$(567,610)	$148,388	$(419,222)
Company's equity in net loss(2)	$(69,779)	$(5,152)	$(74,931)
(1)      On October 24, 2024, the Company acquired its joint venture partner's 40% interest in the PPR Portfolio as described above.
(2)    These amounts include impairment losses at the Company's share of $66,952 for the three months ended September 30, 2024.
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
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

	Total
Nine Months Ended September 30, 2025
Revenues:
Leasing revenue	$443,517
Other	14,909
Total revenues	458,426
Expenses:
Shopping center and operating expenses	164,738
Leasing expenses	4,400
Interest expense	129,062
Depreciation and amortization	142,343
Total expenses	440,543
Gain on sale or write down of assets, net	26,469
Other income, net	13,313
Net income	$57,665
Company's equity in net income	8,485

	PPR Portfolio(1)	Other Joint Ventures	Total
Nine Months Ended September 30, 2024
Revenues:
Leasing revenue	$123,068	$450,871	$573,939
Other	1,373	12,639	14,012
Total revenues	124,441	463,510	587,951
Expenses:
Shopping center and operating expenses	30,132	169,297	199,429
Leasing expenses	1,173	3,788	4,961
Interest expense	62,467	148,715	211,182
Depreciation and amortization	60,276	159,611	219,887
Total expenses	154,048	481,411	635,459
Loss on sale or write down of assets, net	(652,590)	(200,099)	(852,689)
Net loss	$(682,197)	$(218,000)	$(900,197)
Company's equity in net loss(2)	$(130,713)	$(74,331)	$(205,044)

(1)      On October 24, 2024, the Company acquired its joint venture partner's 40% interest in the PPR Portfolio as described above.
(2)    These amounts include impairment losses at the Company's share of $178,328 for the nine months ended September 30, 2024.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
5. Derivative Instruments and Hedging Activities:
The Company uses interest rate cap agreements to manage the interest rate risk on certain floating rate debt. The Company recorded other comprehensive income related to the marking-to-market of derivative instruments of $2 and $(147) for the three months ended September 30, 2025 and 2024, respectively, and $23 and $773 for the nine months ended September 30, 2025 and 2024, respectively. The amounts in other comprehensive income represent the Company's pro rata share of hedged derivative instruments from certain unconsolidated joint ventures. The following derivative was outstanding at September 30, 2025:

						Fair Value
Property	Designation	Notional Amount	Product	SOFR Rate	Maturity	September 30, 2025
Crabtree Mall	Non-Hedged	$159,100	Interest rate Cap	5.00%	8/7/2027	$37
The above derivative was valued with an aggregate fair value (Level 2 measurement) and was included in deferred charges and other assets, net. The fair value of the Company's interest rate derivative was determined using discounted cash flow analysis on the expected cash flows of the derivative. This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurement.
Although the Company has determined that the majority of the inputs used to value its derivative falls within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate cap. As a result, the Company determined that its interest rate cap valuation in its entirety is classified in Level 2 of the fair value hierarchy.
6. Property, net:
Property, net consists of the following:

	September 30, 2025	December 31, 2024
Land	$1,542,172	$1,713,296
Buildings and improvements	6,505,490	6,608,217
Tenant improvements	673,039	617,007
Equipment and furnishings(1)	169,318	170,570
Construction in progress	300,762	335,890
	9,190,781	9,444,980
Less accumulated depreciation(1)	(2,459,912)	(2,347,867)
	$6,730,869	$7,097,113
(1)      Equipment and furnishings and accumulated depreciation include the cost and accumulated amortization of right-of-use (" ROU") assets in connection with finance leases at December 31, 2024 (See Note 8—Leases). The Company's finance leases matured during the three months ended March 31, 2025.
Depreciation expense was $75,253 and $65,352 for the three months ended September 30, 2025 and 2024, respectively, and $221,949 and $197,530 for the nine months ended September 30, 2025 and 2024, respectively.
(Loss) gain on sale or write-down of assets, net for the three and nine months ended September 30, 2025 and 2024 consist of the following:

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
6. Property, net: (Continued)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Gain on property sales, net(1)	$21,531	$42,513	$22,564	$379,918
Loss on write-down of assets(2)	(95,394)	(59,340)	(121,979)	(108,123)
Gain on land sales, net(3)	1,229	222	2,309	511
	$(72,634)	$(16,605)	$(97,106)	$272,306
(1)    Includes a gain of $334,285 for the nine months ended September 30, 2024, as a result of the Company no longer recognizing its investment in Chandler Fashion Center as a financing arrangement. Effective June 13, 2024, the Company accounts for its investment under the equity method of accounting (See Note 12—Financing Arrangement and Note 16—Dispositions). For the three months ended September 30, 2025, includes gains related to the sale of Lakewood Center and Valley Mall. For the three months ended September 30, 2024, includes a gain related to the sale of the Company's 50% interest in Biltmore Fashion Park. For the nine months ended September 30, 2025, includes gains related to the sale of Lakewood Center, Valley Mall, 1010-1016 Market Street parcels and a former department store parcel located in Petaluma, California offset in part by losses related to the sale of Wilton Mall and the Company's partnership's interest in Paradise Valley Mall (See Note 4—Investments in Unconsolidated Joint Ventures and Note 16—Dispositions).

(2)    Includes impairment losses of $95,385 and $121,670 for the three and nine months ended September 30, 2025, respectively, due to the reduction of the estimated holding periods of certain properties, including South Park Mall, Valley Mall and Santa Monica Place. Includes impairment losses of $59,340 and $108,016 for the three and nine months ended September 30, 2024, respectively, due to the reduction of the estimated holding periods of certain properties, including The Oaks, Wilton Mall and Santa Monica Place (See Note 10—Mortgage Notes Payable).
(3)    See Note 16—Dispositions.

The following table summarizes certain of the Company's assets that were measured on a nonrecurring basis as a result of the impairment losses recorded for the three and nine months ended September 30, 2025 and 2024, as described above:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets	Significant Other Unobservable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
December 31, 2024	$436,000	$—	$26,000	$410,000
September 30, 2025	$215,200	$—	$11,000	$204,200
The fair value (Level 2 measurement) relating to a portion of the 2025 and 2024 impairments was based on sales contracts and is classified within Level 2 of the hierarchy. The fair value (Level 3 measurement) related to the remaining 2025 and 2024 impairments was based upon an income approach, using an estimated terminal capitalization rate in the range of 7.3% to 9.0%, a discount rate of 9.0% to 11.0% and market rents per square foot of $15 to $200. The fair value is sensitive to these significant unobservable inputs.
7. Tenant and Other Receivables, net:
Included in tenant and other receivables, net is an allowance for doubtful accounts of $8,280 and $7,146 at September 30, 2025 and December 31, 2024, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $3,291 and $17,214 at September 30, 2025 and December 31, 2024, respectively, and a deferred rent receivable due to straight-line rent adjustments of $92,992 and $94,445 at September 30, 2025 and December 31, 2024, respectively.
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
The following table summarizes the components of leasing revenue for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Leasing revenue—fixed payments	$179,312	$152,357	$536,349	$449,948
Leasing revenue—variable payments	58,875	51,231	172,566	147,685
Provision for doubtful accounts	(955)	(140)	(3,311)	(4,572)
	$237,232	$203,448	$705,604	$593,061

The following table summarizes the future rental payments to the Company:

Twelve months ending September 30,
2026	$591,552
2027	512,374
2028	435,767
2029	359,776
2030	278,437
Thereafter	1,007,828
$3,185,734
Lessee Leases:
The Company has certain properties that are subject to non-cancelable operating leases. The leases expire at various times through 2078, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease.
The following table summarizes the lease costs for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease costs	$3,478	$3,281	$10,229	$9,818
Finance lease costs:
Amortization of ROU assets	—	103	7	1,078
Interest on lease liabilities	—	24	10	239
	$3,478	$3,408	$10,246	$11,135

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
8. Leases: (Continued)

The following table summarizes the future rental payments required under the leases:

September 30, 2025
Year ending December 31,	Operating Leases
2025	$3,224
2026	12,123
2027	12,224
2028	9,106
2029	6,908
Thereafter	76,408
Total undiscounted rental payments	119,993
Less imputed interest	(50,261)
Total lease liabilities	$69,732
Weighted average remaining term	23.9 years
Weighted average incremental borrowing rate	6.9%

9. Deferred Charges and Other Assets, net:
Deferred charges and other assets, net consist of the following:

	September 30, 2025	December 31, 2024
Leasing	$56,082	$69,077
Intangible assets:
In-place lease values	142,470	142,979
Leasing commissions and legal costs	31,202	27,676
Above-market leases	77,638	74,712
Deferred tax assets	27,044	25,324
Deferred compensation plan assets	74,100	69,031
Other assets	42,580	48,771
	451,116	457,570
Less accumulated amortization(1)	(109,201)	(88,017)
	$341,915	$369,553

(1)   Accumulated amortization includes $58,827 and $33,883 relating to in-place lease values, leasing commissions and legal costs at September 30, 2025 and December 31, 2024, respectively. Amortization expense of in-place lease values, leasing commissions and legal costs was $14,244 and $6,290 for the three months ended September 30, 2025 and 2024, respectively, and $45,691 and $10,450 for the nine months ended September 30, 2025 and 2024, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
9. Deferred Charges and Other Assets, net: (Continued)
The allocated values of above-market leases and below-market leases consist of the following:

	September 30, 2025	December 31, 2024
Above-Market Leases
Original allocated value	$77,638	$74,712
Less accumulated amortization	(33,727)	(26,173)
	$43,911	$48,539
Below-Market Leases(1)
Original allocated value	$108,645	$114,150
Less accumulated amortization	(41,196)	(36,338)
	$67,449	$77,812
(1)   Below-market leases are included in other accrued liabilities.
10. Mortgage Notes Payable:
Mortgage notes payable at September 30, 2025 and December 31, 2024 consist of the following:

	Carrying Amount of Mortgage Notes(1)
Property Pledged as Collateral	September 30, 2025	December 31, 2024	Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Arrowhead Towne Center(5)	$352,588	$351,905	6.75%	$1,921	2028
Crabtree Mall(6)	155,656	—	7.15%	891	2029
Danbury Fair Mall(7)	152,376	152,149	6.59%	836	2034
Fashion Outlets of Chicago	299,531	299,465	4.61%	1,145	2031
Fashion Outlets of Niagara Falls USA(8)	77,849	80,775	6.52%	727	2026
Freehold Raceway Mall	399,335	399,210	3.94%	1,300	2029
Fresno Fashion Fair	324,801	324,652	3.67%	971	2026
Green Acres Mall	363,961	361,948	6.62%	1,819	2028
Kings Plaza Shopping Center	531,289	537,471	3.71%	2,436	2030
Lakewood Center(9)	—	304,557	—%	—	—
Los Cerritos Center(10)	470,902	472,745	5.77%	2,506	2027
Pacific View	69,913	70,560	5.45%	399	2032
Queens Center(11)	523,238	522,945	5.45%	2,349	2029
Santa Monica Place(12)	300,000	298,791	6.11%	1,418	2024
SanTan Village Regional Center	219,666	219,595	4.34%	788	2029
South Plains Mall(13)	198,880	193,870	7.97%	703	2025
Victor Valley, Mall of(14)	84,005	83,928	6.85%	476	2034
Vintage Faire Mall	214,565	219,959	3.55%	1,256	2026
Washington Square(15)	338,353	—	5.63%	1,580	2035
	$5,076,908	$4,894,525

(1)The mortgage notes payable balances include the unamortized debt discounts. Debt discounts represent the deficiency of the fair value of debt under the principal value of debt assumed in various acquisitions. The debt discounts are being amortized into interest expense over the term of the related debt in a manner which approximates the effective interest method. The debt discounts as of September 30, 2025 and December 31, 2024 consisted of the following:

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
10. Mortgage Notes Payable: (Continued)

Property Pledged as Collateral	September 30, 2025	December 31, 2024
Arrowhead Towne Center	$21,026	$27,552
Lakewood Center(9)	—	19,723
Los Cerritos Center	16,560	22,521
South Plains Mall	1,115	6,130
Total	$38,701	$75,926

The mortgage notes payable also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs were $21,843 and $22,042 at September 30, 2025 and December 31, 2024, respectively.
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
(6)On August 7, 2025, the Company closed on an initial $159,100 two-year term loan with two one-year extension options on Crabtree Mall. The term loan also allows for additional requested advances of up to $51,180 based on defined conditions for capital expenditures and leasing costs for a maximum total term loan of $210,280. The term loan bears interest at a rate of SOFR plus 2.50%. The Company has purchased a SOFR interest rate cap for the initial term loan advance with a strike rate of 5.0% for the two-year base term of the term loan. The Company used a portion of the net proceeds from this term loan to fully repay borrowings outstanding on the Company's revolving credit facility (See Note 15—Acquisitions).
(7)On January 25, 2024, the Company replaced the existing loan with a $155,000 loan that bears interest at a fixed rate of 6.39%, is interest only during the majority of the loan term and matures on February 6, 2034.
(8)On March 19, 2024, the Company closed on a three-year extension of the loan to October 6, 2026. The interest rate remained unchanged at 5.90%.
(9)On October 24, 2024, the Company acquired the remaining 40% ownership interest in Lakewood Center that it did not previously own and has consolidated its 100% interest (See Note 15—Acquisitions). In connection with the acquisition, the Company assumed the partner's share of the loan on the property. On August 18, 2025, the Company sold Lakewood Center and the buyer assumed the mortgage loan (See Note 16—Dispositions).
(10)On October 24, 2024, the Company acquired the remaining 40% ownership interest in Los Cerritos that it did not previously own and has consolidated its 100% interest (See Note 15—Acquisitions). In connection with the acquisition, the Company assumed the partner's share of the loan on the property.
(11)On October 28, 2024, the Company closed a $525,000, five-year refinance of the loan on Queens Center. The new loan bears interest at a fixed rate of 5.37%, is interest only during the entire loan term and matures November 6, 2029.
(12)Effective April 9, 2024, the loan is in default and accrues incremental default interest of 4%. On March 18, 2025, a court appointed receiver assumed operational control and managerial responsibility for Santa Monica Place. The Company anticipates the disposition of the asset, which is under the control of the receiver, will be executed through foreclosure, deed-in-lieu of foreclosure, or by some other means, and is expected to be completed in the near future. Although the Company is no longer funding any cash shortfall, it will continue to record the operations of the property until the title for the Center is transferred and its obligation for the loan is discharged. Once title to the property is transferred, the Company will remove the net assets and liabilities from the Company's consolidated balance sheets. The loan is non-recourse to the Company.
(13)On May 14, 2024, the Company acquired the remaining 40% ownership interest in South Plains Mall that it did not previously own and has consolidated its 100% interest (See Note 15—Acquisitions). In connection with the acquisition, the Company assumed the partner's share of the loan on the property. The Company expects that this loan will be in technical default as of November 6, 2025, as the Company continues negotiations with the lender on the terms of the loan.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
10. Mortgage Notes Payable: (Continued)
(14)On August 22, 2024, the Company replaced the existing loan with an $85,000 loan that bears interest at a fixed rate of 6.72%, is interest only during the entire loan term and matures on September 6, 2034.
(15)On March 27, 2025, the Company closed a $340,000, ten-year loan on Washington Square, which matures on April 6, 2035. The loan bears interest at a fixed rate of 5.58% and is interest only during the entire loan term.
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
Total interest expense capitalized was $3,899 and $5,834 for the three months ended September 30, 2025 and 2024, respectively, and $13,363 and $16,224 for the nine months ended September 30, 2025 and 2024, respectively.
The estimated fair value (Level 2 measurement) of mortgage notes payable at September 30, 2025 and December 31, 2024 was $4,954,233 and $4,726,227, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.
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
As of September 30, 2025, the borrowing rate was SOFR plus a spread of 2.10%. As of September 30, 2025, there were no borrowings outstanding under the revolving credit facility. Unamortized deferred finance costs were $8,837 as of September 30, 2025, which are netted against balances outstanding or within deferred charges and other assets, net when no borrowings are outstanding on the revolving credit facility which was the case as of September 30, 2025. As of September 30, 2025, the Company’s availability under the revolving credit facility for additional borrowings was $649,409.
As of September 30, 2025 and December 31, 2024, the Company was in compliance with all applicable financial loan covenants.
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
During the nine months ended September 30, 2024, the Company recognized related party interest expense in the Company's consolidated statements of operations in connection with the financing arrangement as follows:

For the Nine Months Ended September 30,
2024
Distributions equal to the partner's share of net income	$1,565
Distributions in excess of the partner's share of net income	966
Adjustment to fair value of financing arrangement obligation	(13,795)
$(11,264)
13. Noncontrolling Interests:
The Company allocates net loss of the Operating Partnership based on the weighted average ownership interest during the period. The net loss of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 96% ownership interest in the Operating Partnership as of September 30, 2025 and December 31, 2024. The remaining 4% limited partnership interest as of September 30, 2025 and December 31, 2024 was owned by certain of the Company's executive officers and directors, certain of their affiliates and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the 10 trading days ending on the respective balance sheet date. Accordingly, as of September 30, 2025 and December 31, 2024, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $184,310 and $218,988, respectively.
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
14. Stockholders' Equity:
Stock Offerings
In connection with the commencement of an “at the market” offering program on March 26, 2021, which is referred to as the “2021 ATM Program,” the Company entered into an equity distribution agreement with certain sales agents pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500,000 under the 2021 ATM Program. During the three and nine months ended September 30, 2024, the Company issued 9,401,596 shares of common stock under the 2021 ATM Program for aggregate gross proceeds of $151,699 and net proceeds of $148,624 after commissions and other transaction costs. As of December 31, 2024, the 2021 ATM Program was fully utilized and is no longer active.
In connection with the commencement of an “at the market” offering program on November 12, 2024, which is referred to as the “2024 ATM Program,” the Company entered into an equity distribution agreement with certain sales agents pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500,000 under the 2024 ATM Program. During the three and nine months ended September 30, 2025, the Company issued 2,783,330 shares of common stock under the 2024 ATM Program for aggregate gross proceeds of $50,187 and net proceeds of $49,044 after commissions and other transaction costs. In addition, the Company sold additional common stock under the 2024 ATM Program at the end of the quarter ended September 30, 2025 for aggregate gross proceeds of $710 and net proceeds of $696 after commissions, of which the shares settled and the proceeds were received in October 2025. As of September 30, 2025, including sales of shares that did not settle until October 2025, $378,398 remained available to be sold under the 2024 ATM Program. Actual future sales will depend upon a variety of factors including, but not limited to, market conditions, the trading price of the Company’s common stock and the Company’s capital needs. The Company has no obligation to sell the remaining shares available for sale under the 2024 ATM Program.
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
There were no repurchases under the Stock Buyback Program during the nine months ended September 30, 2025 or 2024.

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
(Unaudited)

15.   Acquisitions: (Continued)
Sears parcel at Inland Center:
On May 17, 2024, the Company acquired the former Sears parcel located at Inland Center for $5,382.
Pacific Premier Retail LLC:
On October 24, 2024, the Company acquired the remaining 40% ownership interest in the Pacific Premier Retail LLC joint venture that owns Lakewood Center, Los Cerritos Center and Washington Square that it did not previously own for a total purchase price of $129,000 less the assumption of the partner's share of certain cash balances of $6,868 for a net purchase price of $122,132, and the assumption of its joint venture partner's share of debt on the properties. Effective as of October 24, 2024, the Company now owns and has consolidated its 100% interest in Lakewood Center, Los Cerritos Center and Washington Square. On August 18, 2025, the Company sold Lakewood Center (See Note 16 – Dispositions).
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

The net assets acquired upon consolidation of Lakewood Center, Los Cerritos Center and Washington Square were initially recorded at their relative fair values as shown in the table above. The carrying value of these properties was then reduced by the remaining negative basis of $98,800 from the equity method investment previously held by the Company.
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
Crabtree Mall:
On June 23, 2025, the Company acquired Crabtree Mall, a regional retail center totaling approximately 1.3 million square feet in Raleigh, North Carolina, for a total purchase price of $290,000, excluding transaction costs and credits received at closing. The acquisition was initially funded with cash on hand and $100,000 of borrowings on the Company's credit facility.

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

16. Dispositions: (Continued)
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
On August 18, 2025, the Company sold Lakewood Center in Lakewood, California for $332,115, including the assumption by the buyer of the $317,115 loan on the property, which resulted in a gain on sale of assets of $21,099. The Company used its share of the net proceeds of $4,933 for general corporate purposes.
On August 20, 2025, the Company sold Valley Mall in Harrisonburg, Virginia for $22,100, which resulted in a gain on sale of assets of $319. The Company used the net proceeds for general corporate purposes. This asset was unencumbered.
For the three and nine months ended September 30, 2025, the Company sold various land parcels in separate transactions, resulting in gains on sale of land of $1,229 and $2,309, respectively. For the three and nine months ended September 30, 2024, the Company sold various land parcels in separate transactions, resulting in gains on sale of land of $222 and $511, respectively. The Company used its share of the proceeds from these sales to pay down debt and for other general corporate purposes.
17. Commitments and Contingencies:
As of September 30, 2025, the Company was contingently liable for $6,484 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the relevant agreement. At September 30, 2025, the Company had $80,988 in outstanding obligations, which it believes will be settled in the next twelve months.
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
The following are fees charged to unconsolidated joint ventures:

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
18. Related Party Transactions: (Continued)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Management fees	$3,639	$4,473	$10,432	$13,156
Development and leasing fees	1,727	2,236	5,299	6,805
	$5,366	$6,709	$15,731	$19,961
Interest expense from related party transactions was $0 for the three months ended September 30, 2025 and 2024, and $0 and $(11,264) for the nine months ended September 30, 2025 and 2024, respectively, in connection with the financing arrangement (See Note 12—Financing Arrangement).
Due from affiliates includes $1,709 and $1,840 of unreimbursed costs and fees from unconsolidated joint ventures due to the Management Companies at September 30, 2025 and December 31, 2024, respectively.
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
During the nine months ended September 30, 2025, the Company granted the following LTI Units:

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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
19. Share and Unit-Based Plans: (Continued)
The following table summarizes the activity of the non-vested LTI Units, phantom stock units and stock units:

	LTI Units		Phantom Stock Units		Stock Units
	Units	Value(1)	Units	Value(1)	Units	Value(1)
Balance at January 1, 2025	2,391,933	$13.95	—	$—	240,547	$14.39
Granted	698,556	30.95	10,585	19.04	141,737	17.83
Vested	(73,514)	15.87	(8,640)	18.84	(161,656)	14.77
Balance at September 30, 2025	3,016,975	$17.84	1,945	$19.92	220,628	$16.32

(1) Value represents the weighted average grant date fair value.
The following table summarizes the activity of the vested stock options outstanding:

	Stock Options
	Units	Value(1)
Balance at January 1, 2025	26,371	$54.56
Granted	—	—
Balance at September 30, 2025	26,371	$54.56

(1) Value represents the weighted average exercise price.
The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
LTI Units	$4,377	$3,448	$11,405	$7,057
Stock units	425	331	1,909	2,020
Phantom stock units	55	57	163	202
	$4,857	$3,836	$13,477	$9,279
The Company capitalized share and unit-based compensation costs of $39 and $411 for the three months ended September 30, 2025 and 2024, respectively, and $154 and $665 for the nine months ended September 30, 2025 and 2024, respectively. Unrecognized compensation costs of share and unit-based plans at September 30, 2025 consisted of $22,993 from LTI Units, $2,043 from stock units and $39 from phantom stock units.
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

20. Income Taxes: (Continued)
The income tax provision of the TRSs are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Current	$—	$—	$—	$—
Deferred	710	(545)	1,720	421
Total income tax benefit (expense)	$710	$(545)	$1,720	$421
The net operating loss ("NOL") carryforwards generated through the 2017 tax year are scheduled to expire through 2037, beginning in 2031. Pursuant to the Tax Cuts and Jobs Act of 2017, NOLs generated in 2018 and subsequent tax years are carried forward indefinitely. The Coronavirus Aid, Relief and Economic Security Act removed the 80% of taxable income limitation, imposed by the Tax Cuts and Jobs Act, for NOLs generated in 2018, 2019 and 2020. Net deferred tax assets of $27,044 and $25,324 were included in deferred charges and other assets, net at September 30, 2025 and December 31, 2024, respectively.
The Company is required to establish a valuation allowance for any portion of the deferred tax asset that the Company concludes is more likely than not to be unrealizable. The Company’s assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of September 30, 2025, the Company had no valuation allowance recorded.
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
22. Subsequent Events:
On October 30, 2025, the Company announced a dividend/distribution of $0.17 per share for common stockholders and OP Unitholders of record on December 15, 2025. All dividends/distributions will be paid in cash on December 29, 2025.

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
Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or the industry to differ materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, as well as global, national, regional and local economic and business conditions, including the impact of tariffs and elevated interest rates and inflation, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of current and prospective tenants, anchor or tenant bankruptcies, closures, mergers or consolidations, lease rates, terms and payments; elevated interest rates and its impact on the financial condition and results of operations of the Company, including as a result of any increased borrowing costs on the Company's outstanding floating-rate debt and defaults on mortgage loans, availability, terms and cost of financing and operating expenses; adverse changes in the real estate markets including, among other things, competition from other companies, retail formats and technology, risks of real estate development and redevelopment (including elevated inflation, supply chain disruptions and construction delays), acquisitions and dispositions; adverse impacts from any pandemic, epidemic or outbreak of any highly infectious disease on the U.S., regional and global economies and the financial condition and results of operations of the Company and its tenants; the liquidity of real estate investments; government shutdowns and other governmental actions and initiatives (including legislative and regulatory changes); environmental and safety requirements; and terrorist activities or other acts of violence which could adversely affect all of the above factors. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results, including those made in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, as well as our other reports filed with the Securities and Exchange Commission (the "SEC"), which disclosures are incorporated herein by reference. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company does not intend, and undertakes no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P. (the "Operating Partnership"). As of September 30, 2025, the Operating Partnership owned or had an ownership interest in 37 regional retail centers (including office, hotel and residential space adjacent to these shopping centers) and one community/power shopping center. These 38 regional retail centers and community/power shopping center consist of approximately 39 million square feet of gross leasable area ("GLA") and are referred to herein as the "Centers". The Centers consist of consolidated Centers ("Consolidated Centers")

and unconsolidated joint venture Centers ("Unconsolidated Joint Venture Centers"), unless the context otherwise requires. The property management, leasing and redevelopment of the Company's portfolio is provided by the Company's seven management companies (collectively referred to herein as the "Management Companies"). The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Management Companies.
The following discussion is based primarily on the consolidated financial statements of the Company for the three and nine months ended September 30, 2025 and 2024. It compares the results of operations for the three months ended September 30, 2025 to the results of operations for the three months ended September 30, 2024. It also compares the results of operations and cash flows for the nine months ended September 30, 2025 to the results of operations and cash flows for the nine months ended September 30, 2024.
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
On October 24, 2024, the Company acquired its joint venture partner's 40% interest in the Pacific Premier Retail Trust portfolio, which included Los Cerritos Center, Washington Square and Lakewood Center, for a net purchase price of approximately $122.1 million, which included the assumption of the partner's share of property level indebtedness. The Company now owns and has consolidated its 100% interests in these properties in its consolidated financial statements. On August 18, 2025, the Company sold Lakewood Center (See Note 15—Acquisitions and Note 16—Dispositions in the Notes to the Consolidated Financial Statements).
On June 23, 2025, the Company acquired Crabtree Mall, a 1,325,000 square foot regional retail center in Raleigh, North Carolina, for a total purchase price of $290.0 million. The acquisition was initially funded with cash on hand and $100.0 million of borrowings on the Company's credit facility (See "Financing Activities" and Note 15—Acquisitions in the Notes to the Consolidated Financial Statements).
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
On July 30, 2025, the Company's joint venture sold Atlas Park, a 374,000 square foot community center in Queens, New York, for $72.0 million. Concurrent with the sale, the $65.0 million loan ($32.5 million at the Company's share) owed by the joint venture was paid off in full. The Company's share of the gain from this transaction was approximately $12.0 million. The Company used its share of the net proceeds for general corporate purposes.
On August 18, 2025, the Company closed on the sale of Lakewood Center in Lakewood, California, for $332.1 million, including the assumption by the buyer of the $317.1 million loan on the property that had a June 2026 maturity date. The Company recognized a gain on sale of assets of $21.1 million. The Company used its share of net proceeds from this sale, totaling approximately $5.0 million for general corporate purposes.
On August 20, 2025, the Company closed on the sale of Valley Mall in Harrisburg, Virginia, for $22.1 million, which resulted in a gain on sale of assets of $0.3 million. This asset was unencumbered. The Company used the net proceeds of approximately $20.9 million from this sale for general corporate purposes.
For the three and nine months ended September 30, 2025, the Company and certain joint venture partners sold various land parcels in separate transactions, resulting in the Company’s share of the gains on sale of land of $1.2 million and $2.0 million, respectively. The Company’s proceeds from these sales in the three and nine months ended September 30, 2025 were $2.0 million and $14.3 million, respectively. The Company used its share of the proceeds from these sales to pay down debt and for other general corporate purposes.
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
On August 7, 2025, the Company closed on an initial $159.1 million two-year term loan with two one-year extension options on Crabtree Mall. The term loan also allows for additional requested advances of up to $51.2 million based on defined conditions for capital expenditures and leasing costs for a maximum total term loan of $210.3 million. The term loan bears interest at a rate of SOFR plus 2.50%. The Company has purchased a SOFR interest rate cap for the initial term loan advance with a strike rate of 5.0% for the two-year base term of the term loan. The Company used a portion of the net proceeds from this term loan to fully repay borrowings outstanding on the Company's revolving credit facility (See Note 15 – Acquisitions and Note 11 – Bank and Other Notes Payable).
On August 18, 2025, as part of the sale of Lakewood Center, the Company's remaining loan of $317.1 million on the property was assumed by the purchaser (See "Dispositions").
Redevelopment and Development Activities:
The Company’s joint venture in Scottsdale Fashion Square, a 1,878,000 square foot regional retail center in Scottsdale, Arizona, is redeveloping a two-level Nordstrom wing with luxury-focused retail and restaurant uses. The total cost of the project is estimated to be between $84.0 million and $90.0 million, with $42.0 million to $45.0 million estimated to be the Company’s pro rata share. The Company has incurred approximately $32.1 million of the total $64.2 million incurred by the joint venture as of September 30, 2025. The opening will be in phases which began in 2024, with anticipated completion in 2027. The majority of tenants are expected to be open in 2026, with a few remaining tenants expected to open in early 2027.
The Company is redeveloping the northeast quadrant of Green Acres Mall, a 2,076,000 square foot regional retail center in Valley Stream, New York. The project will include new exterior shops and facade totaling approximately 375,000 square feet of leasing, including new grocery use, redevelopment of a vacant anchor building and demolition of another vacant anchor building. The total cost of the project is estimated to be between $130.0 million and $150.0 million. The Company has incurred approximately $31.4 million as of September 30, 2025. The anticipated opening is in 2026 for the majority of the tenants, with one anchor tenant expected to open in 2027.
The Company’s joint venture in FlatIron Crossing, a 1,390,000 square foot regional retail center in Broomfield, Colorado, is developing luxury, multi-family residential units, new/repurposed retail and food and beverage uses, and a community plaza, in addition to the redevelopment of the vacant former Nordstrom store located on the property. The Company's ownership percentage is 43.4% in the residential portion of the development and 51.0% in the remainder of the property. The total cost of the project is estimated to be between $245.0 million and $265.0 million, with $125.0 million to $135.0 million estimated to be the Company’s pro rata share. The Company has incurred approximately $22.8 million of the total $47.7 million incurred by the joint venture as of September 30, 2025. The anticipated opening will be in phases beginning in 2027.
Other Transactions and Events:
The Company declared a cash dividend of $0.17 per share of its common stock for each quarter of 2024 and the first three quarters of 2025. On October 30, 2025, the Company announced a fourth quarter cash dividend of $0.17 per share of its common stock, which will be paid on December 29, 2025 to stockholders of record on December 15, 2025. The dividend amount will be reviewed by the Board on a quarterly basis.
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
In connection with the commencement of a separate “at the market” offering program on November 12, 2024, which is referred to as the “2024 ATM Program,” the Company entered into an equity distribution agreement with certain sales agents pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500.0 million. During the twelve months ended December 31, 2024, the Company sold 3.7 million shares of common stock for approximately $69.1 million of net proceeds through the 2024 ATM Program at a weighted average price of $18.68. During the three and nine months ended September 30, 2025, the Company sold 2.8 million shares of common stock for approximately $49.7 million of net proceeds through the 2024 ATM Program at a weighted average price of $18.03. As of September 30, 2025, the Company had approximately $378.4 million of gross sales of its common stock available under the 2024 ATM Program.
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
Inflation:
Most of the leases at the Centers have rent adjustments periodically throughout the lease term. These rent increases are either in fixed increments or based on using an annual multiple of increases in the Consumer Price Index. In addition, the routine expiration of leases for spaces 10,000 square feet and under each year enables the Company to replace existing leases with new leases at higher base rents if the rents of the existing leases are below the then existing market rate. The Company has generally entered into leases that require tenants to pay a stated amount for operating expenses, generally excluding property taxes, regardless of the expenses actually incurred at any Center, which places the burden of cost control on the Company. Additionally, most leases require the tenants to pay their pro rata share of property taxes and utilities. Inflation is expected to have a negative impact on the Company's operating and capital costs for the remainder of 2025.
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
For the comparison of the three and nine months ended September 30, 2025 to the three and nine months ended September 30, 2024, the Acquisition Property is Crabtree Mall (See “Acquisitions” in Management’s Overview and Summary). The JV Transition Centers are Arrowhead Towne Center, Chandler Fashion Center, Los Cerritos Center, Washington Square and South Plains Mall (See “Acquisitions” in Management’s Overview and Summary). The Disposition Properties are The Oaks, Southridge Mall, Wilton Mall, Southpark Mall, Lakewood Center, Valley Mall and former department store parcels at Valle Vista Mall in Harlingen, Texas and in Petaluma, California (See "Dispositions" in Management’s Overview and Summary). For the comparison of the three and nine months ended September 30, 2025 to the three and nine months ended September 30, 2024, there are no Redevelopment Properties.
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
During the trailing twelve months ended September 30, 2025, comparable tenant sales for spaces less than 10,000 square feet across the portfolio increased by 0.5% relative to the same period of 2024. The leased occupancy rate of 93.4% at September 30, 2025 represented a 0.3% decrease from 93.7% at September 30, 2024 and a 1.4% sequential increase compared to the 92.0% occupancy rate at June 30, 2025. Releasing spreads increased as the Company executed leases at an average rent of $68.75 for new and renewal leases executed compared to $64.89 on leases expiring, resulting in a releasing spread increase of $3.86 per square foot, or 5.9%, for the trailing twelve months ended September 30, 2025. This was the Company’s sixteenth consecutive quarter of positive base rent leasing spreads.
As of September 30, 2025, the Company has executed renewal leases or commitments on 94% of its square footage expiring in 2025, that is anticipated to renew, which leases are expected to commence throughout 2025 and 2026 and another 5% of such expiring space is in the letter of intent stage. Excluding those leases, the remaining leases expiring in 2025, which represent approximately 25,000 square feet of the Centers, are in the prospecting stage.
The Company has entered into 103 leases for new stores totaling approximately 524,000 square feet that have opened or are planned for opening in 2025, and another 107 leases for new stores totaling approximately 1.3 million square feet opening after 2025. In total, through 2028, new store leases are expected to produce total gross revenue of approximately $99 million (at the Company’s pro rata share) in excess of the revenue generated in 2024 from prior uses in those same spaces. This new store leasing pipeline represents a cumulative and incremental estimate and includes open stores, leases signed not yet open, and leases in documentation that will or have commenced from 2024 through 2028. While there may be additional new space openings in 2025, any such leases are not yet executed.

During the quarter ended September 30, 2025, the Company signed 86 new leases and 193 renewal leases comprising approximately 1.5 million square feet of GLA. The average tenant allowance was $49.58 per square foot.
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

(a) Included in Consolidated Centers
(b) Included in Unconsolidated Joint Venture Centers

Further, the Company has a long-term four-pronged business strategy that focuses on the acquisition, leasing and management, redevelopment and development of regional retail centers. Although some of the key performance indicators at the Centers continued to improve during 2024 and the first three quarters of 2025, including a strong start to 2025 leasing volume and leasing spreads, operating results in 2025 have been and are expected to continue to be negatively impacted by certain external factors, including sustained inflation, tariffs and elevated interest rates, as well as the impact from the bankruptcies of Express, Forever 21 and Claire's and any future tenant bankruptcies.
Traffic levels at the Company’s Centers for the first three quarters of 2025 increased by 0.1% from 2024 levels for the same time period. Portfolio tenant sales per square foot from spaces less than 10,000 square feet for the trailing twelve months ended September 30, 2025 were $867 compared to $837 for the year ended December 31, 2024. Comparable tenant sales from spaces less than 10,000 square feet across the portfolio for the quarter ended September 30, 2025 increased by 3.1% compared to the same period in 2024.
During the first three quarters of 2025, the Company signed 888 leases for approximately 5.4 million square feet, compared to 621 leases and 2.9 million square feet leased during the same period in 2024, representing an 85% increase in the amount of square footage leased and a 43% increase in the number of leases signed on a comparable center basis.
The Company believes that diversity of use within its tenant base has been, and will continue to be, a prominent internal growth catalyst at its Centers going forward, as new uses enhance the productivity and diversity of the tenant mix and have the potential to significantly increase customer traffic at the applicable Centers. During the quarter ended September 30, 2025, the Company signed leases for new stores with new-to-Macerich portfolio uses for 99,000 square feet, with another 346,000 square feet of such new-to-Macerich portfolio leases currently in negotiation as of the date of this Quarterly Report on Form 10-Q.
As of September 30, 2025, the leased occupancy rate was 93.4%, a 0.3% decrease compared to the leased occupancy rate at September 30, 2024 of 93.7% and a 1.4% sequential increase compared to the 92.0% occupancy rate at June 30, 2025.
Many of the Company’s leases contain co-tenancy clauses. Certain Anchor or small tenant closures have become vacant, and co-tenancy clauses within certain leases may be triggered as a result. The Company does not anticipate that the negative impact of such clauses on lease revenue will be significant.
The pace of bankruptcy filings involving the Company’s tenants has remained steady in recent years but is substantially lower than 2021 levels. For the year ended December 31, 2024, there were 13 bankruptcy filings involving the Company’s tenants, including the bankruptcy of Express, totaling 54 leases and representing approximately 369,000 square feet of leased space and $21.7 million of annual leasing revenue at the Company’s share. Year-to-date 2025, there were seven bankruptcy filings involving the Company’s tenants, including the bankruptcies of Forever 21 and Claire's, totaling 66 leases and representing approximately 873,000 square feet of leased space and approximately $12.8 million of annual leasing revenue at the Company’s share. Based on current information and market data, the Company expects that the pace of bankruptcy filings in 2025 will be lower than the average bankruptcy rate over the last decade but the Company will continue to monitor the impact of tariffs and other economic conditions on the Company's tenants.
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
The Company continues to actively address its near-term, non-recourse loan maturities, with ten completed transactions from the beginning of 2024 through the first three quarters of 2025, totaling approximately $1.9 billion, or approximately $1.7 billion at the Company’s pro rata share. For additional information on the Company’s financing transactions in the year ended 2024 through the date of this Quarterly Report on Form 10-Q, see “Financing Activities” in Management’s Overview and Summary.
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

Comparison of Three Months Ended September 30, 2025 and 2024
Revenues:
Leasing revenue increased by $33.8 million, or 16.6%, from 2024 to 2025. The increase in leasing revenue is attributed to increases of $30.6 million from the JV Transition Centers and $11.0 million from the Acquisition Property offset in part by decreases of $4.8 million from the Disposition Properties and $2.1 million from the Same Centers. Leasing revenue includes the amortization of above and below-market leases, the amortization of straight-line rents, lease termination income, percentage rent and the recovery of bad debts. The amortization of above and below-market leases was $0.7 million for both 2024 and 2025. The amortization of straight-line rents increased from $1.1 million in 2024 to $2.2 million in 2025. Lease termination income increased from $0.2 million in 2024 to $0.8 million in 2025. Percentage rent increased from $6.2 million in 2024 to $6.9 million in 2025. Provisions for bad debts increased from $0.1 million in 2024 to $1.0 million in 2025.
Shopping Center and Operating Expenses:
Shopping center and operating expenses increased $4.6 million, or 6.2%, from 2024 to 2025. The increase in shopping center and operating expenses is attributed to increases of $6.6 million from the JV Transition Centers and $2.8 million from the Acquisition Property offset in part by a decreases of $3.2 million from the Disposition Properties and $2.2 million from the Same Centers.
Management Companies' Operating Expenses:
Management Companies' operating expenses increased $1.3 million from 2024 to 2025 due to an increase in compensation expense, including employee severance costs of $0.2 million.
Depreciation and Amortization:
Depreciation and amortization increased $17.6 million from 2024 to 2025. The increase in depreciation and amortization is attributed to an increase of $10.6 million from the JV Transition Centers, $6.8 million from the Acquisition Property and $1.0 million from the Same Centers offset in part by a decrease of $2.2 million from the Disposition Properties. Additionally, $1.4 million of the increase is attributable to Santa Monica Place.
Interest Expense:
Interest expense increased $15.6 million from 2024 to 2025. The increase in interest expense is attributed to increases of $11.0 million from the JV Transition Centers, $3.2 million from the Same Centers, $0.3 million from the Disposition Properties and $1.8 million from the Acquisition Property offset in part by a decrease of $0.9 million from lower outstanding balances on the Company's revolving credit facility.
Equity in Income (Loss) of Unconsolidated Joint Ventures:
Equity in income (loss) of unconsolidated joint ventures increased $84.7 million from 2024 to 2025. The increase in equity in income (loss) of unconsolidated joint ventures is primarily due to impairment losses of $67.0 million recognized in 2024 as a result of the reduction in the estimated holding period of properties held by certain unconsolidated joint ventures and a gain of approximately $12.0 million from the sale of Atlas Park in 2025 (See Note 4—Investments in Unconsolidated Joint Ventures in the Notes to the Consolidated Financial Statements).
Loss on Sale or Write Down of Assets, net:
Loss on sale or write down of assets, net increased $56.0 million from 2024 to 2025 primarily due to the impairment loss of $91.0 million at Santa Monica Place and the gain of $21.1 million from the sale of Lakewood Center in 2025 offset in part by the $42.8 million gain from the sale of the Company's ownership interest in Biltmore Fashion Park and impairment losses of $67.0 million in 2024 (See Note 6—Property, net in the Notes to the Consolidated Financial Statements).
Net Loss:
Net loss decreased $22.1 million from 2024 to 2025. The decrease in net loss is primarily due to the increase in equity in income (loss) of unconsolidated joint ventures offset in part by the increase in loss on sale or write down of assets, net as discussed above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold, accrued default interest expense and loss on non-real estate investments increased from $86.0 million in 2024 to $93.4 million in 2025. For a reconciliation of net loss attributable to the

Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders—diluted, and FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold, accrued default interest expense and loss on non-real estate investments—diluted, see "Funds From Operations ("FFO")" below.
Comparison of Nine Months Ended September 30, 2025 and 2024
Revenues:
Leasing revenue increased by $112.5 million, or 19.0%, from 2024 to 2025. The increase in leasing revenue is attributed to increases of $96.2 million from the JV Transition Centers, $8.6 million from the Same Centers and $12.0 million from the Acquisition Property offset in part by decreases of $0.9 million from the Disposition Properties and $3.4 million from Santa Monica Place. Leasing revenue includes the amortization of above and below-market leases, the amortization of straight-line rents, lease termination income, percentage rent and the recovery of bad debts. The amortization of above and below-market leases increased from $3.2 million in 2024 to $3.7 million in 2025. Straight-line rents increased from $(2.6) million in 2024 to $2.7 million in 2025. Lease termination income increased from $1.4 million in 2024 to $6.3 million in 2025. Percentage rent increased from $11.7 million in 2024 to $15.3 million in 2025. Provisions for bad debts decreased from $4.6 million in 2024 to $3.3 million in 2025.
Management Companies' revenue decreased 26.4% from $22.1 million in 2024 to $16.3 million in 2025 primarily due to a decrease in management fees from the JV Transition Centers.
Shopping Center and Operating Expenses:
Shopping center and operating expenses increased $25.0 million, or 11.4%, from 2024 to 2025. The increase in shopping center and operating expenses is attributed to an increase of $5.9 million from the Same Centers, which is primarily due to increased property taxes, maintenance and utilities costs, $18.6 million from the JV Transition Centers and $3.0 million from the Acquisition Property offset in part by a decrease of $3.5 million from the Disposition Properties.
Leasing Expenses:
Leasing expenses increased from $30.0 million in 2024 to $32.5 million in 2025 due primarily to an increase in compensation expense.
Management Companies' Operating Expenses:
Management Companies' operating expenses increased $5.3 million from 2024 to 2025 due primarily to an increase in compensation expense, including employee severance costs increase of $1.6 million.
Depreciation and Amortization:
Depreciation and amortization increased $58.6 million from 2024 to 2025. The increase in depreciation and amortization is attributed to increases of $45.3 million from the JV Transition Centers, $5.8 million from the Same Centers and $7.5 million from the Acquisition Property offset in part by a decrease of $1.3 million from the Disposition Properties. Additionally, $1.3 million of the increase is attributable to Santa Monica Place.
Interest Expense:
Interest expense increased $64.6 million from 2024 to 2025. The increase in interest expense is attributed to increases of $38.2 million from the JV Transition Centers, $11.3 million from the financing arrangement discussed in Note 12 in the Company's Notes to the Consolidated Financial Statements, $8.7 million from the Same Centers, $7.8 million from the Disposition Properties and $1.8 million from the Acquisition Property offset in part by a decrease of $6.7 million from lower outstanding balances on the Company's revolving credit facility. Additionally, $3.5 million of the increase is attributable to Santa Monica Place, which includes default interest expense of $9.1 million. The increase in interest expense from the financing arrangement is primarily due to the change in fair value of the underlying properties and the mortgage notes payable on the underlying properties and Chandler Fashion Center no longer being accounted for as a financing arrangement (See Note 12—Financing Arrangement in the Notes to the Consolidated Financial Statements).
Equity in Income (Loss) of Unconsolidated Joint Ventures:
Equity in income (loss) of unconsolidated joint ventures increased $213.5 million from 2024 to 2025. The increase in equity in income (loss) of unconsolidated joint ventures is primarily due to the write-down of the Company's investment in Los Angeles Premium Outlets of $57.7 million during the first quarter of 2024 and impairment losses of $120.6 million recognized in 2024 as a result of the reduction in the estimated holding period of properties held by certain unconsolidated joint ventures.

(Loss) Gain on Sale or Write Down of Assets, net:
(Loss) gain on sale or write down of assets, net increased $369.4 million from 2024 to 2025. The increase is primarily due to the gains recognized in 2024 of $334.3 million relating to the Company no longer accounting for its investment in Chandler Fashion Center as a financing arrangement (See Note 12—Financing Arrangement and Note 16—Dispositions in the Company's Notes to the Consolidated Financial Statements) and $42.8 million from the sale of the Company's ownership interest in Biltmore Fashion Park offset in part by $21.1 million gain recognized from the sale of Lakewood Center in 2025 (See Note 6—Property, net in the Notes to the Consolidated Financial Statements).
Net (Loss) Income:
Net (loss) income decreased $204.6 million from 2024 to 2025. The decrease in net (loss) income is primarily due to the gains recognized in 2024 of $334.3 million relating to Chandler Fashion Center along with the other variances noted above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold, accrued default interest expense and loss on non-real estate investments increased 7.8% from $248.7 million in 2024 to $268.1 million in 2025. For a reconciliation of net (loss) income attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders—diluted, and FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold, accrued default interest expense and loss on non-real estate investments—diluted, see "Funds From Operations ("FFO")" below.
Operating Activities:
Cash provided by operating activities increased $42.8 million from 2024 to 2025. The increase is primarily due to the changes in assets and liabilities and the results, as discussed above.
Investing Activities:
Cash used in investing activities increased $300.8 million from 2024 to 2025. The increase in cash used in investing activities is primarily attributed to increases in acquisitions of property of $225.1 million and contributions to unconsolidated joint ventures of $98.2 million. The increase in acquisitions of property is due to the acquisition of Crabtree Mall (See "Acquisitions" in Management's Overview and Summary). The increase in contributions to unconsolidated joint ventures is primarily due to contributions to Flatiron Crossing in 2025 to payoff the remaining loan balance (See “Financing Activities” in Management’s Overview and Summary).
Financing Activities:
Cash provided by (used in) financing activities increased $421.4 million from 2024 to 2025. The increase in cash provided by (used in) financing activities is primarily due to a decrease in payments on mortgages, bank and other notes payable of $341.6 million and an increase in proceeds from mortgages, bank and other notes payable of $199.1 million offset in part by a decrease in proceeds from stock offering of $100.1 million and an increase in dividends and distributions of $22.0 million.
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

Uses of Capital
The following tables summarize capital expenditures incurred at the Centers (at the Company's pro rata share):

	For the Nine Months Ended September 30,
(Dollars in thousands)	2025	2024
Consolidated Centers:
Acquisition of property(1)	$290,000	$41,829
Property improvements	15,761	27,776
Development, redevelopment, expansions and renovations of Centers	74,807	66,924
Tenant allowances	19,422	12,655
Deferred leasing charges	3,289	3,308
	$403,279	$152,492
Unconsolidated Joint Venture Centers:
Property improvements	$4,989	$9,814
Development, redevelopment, expansions and renovations of Centers	52,804	27,433
Tenant allowances	11,558	12,841
Deferred leasing charges	2,933	3,753
	$72,284	$53,841
(1) For the nine months ended September 30, 2025, this includes the $290.0 million acquisition of Crabtree Mall, excluding closing adjustments and other related transaction costs. For the nine months ended September 30, 2024, this includes the cash paid of $36.4 million on May 14, 2024, for the Company's acquisition of its joint venture partner's 40% interest in Arrowhead Towne Center and South Plains Mall. The total purchase price also included the assumption of the partner's share of debt. The Company now owns 100% of these regional retail centers (See Note 15—Acquisitions in the Notes to the Consolidated Financial Statements).
The Company expects amounts to be incurred during the next twelve months for tenant allowances and deferred leasing charges to be approximately $50.0 million to $75.0 million. The Company expects to incur approximately $250.0 million to $300.0 million during the next twelve months for development, redevelopment, expansion and renovations, which includes Scottsdale Fashion Square, Green Acres Mall and FlatIron Crossing (See "Redevelopment and Development Activities" in Management’s Overview and Summary). Capital for these expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of cash on hand, cash generated from operations, asset sales, debt or equity financings, which may include borrowings under the Company's revolving loan facility and sales of common stock, from property financings and construction loans, each to the extent available. The Company will be very selective in undertaking any future development or redevelopment projects and may choose to pause existing projects if the Company believes they are no longer economically viable.
Sources of Capital
The Company has also generated liquidity in the past, and may continue to do so in the future, through equity offerings and issuances, property refinancings, joint venture transactions and the sale of non-core assets. Asset sales will focus on whether a property is core to the Company's strategy and may include defaulting on certain mortgage debts on the Company's properties and giving possession of such secured properties to the lender. Since implementing the Path Forward Plan in the second quarter of 2024, the Company has sold joint venture interests in properties and consolidated properties as described in “—Dispositions” in Management’s Overview and Summary. The Company used its share of proceeds from these transactions to pay down its revolving credit facility and other debt obligations. During the nine months ended September 30, 2025 and the year ended December 31, 2024, the Company and certain joint venture partners sold various land parcels in separate transactions for aggregate proceeds of $14.3 million and $6.1 million (at the Company's share), respectively, which the Company used to pay down debt and for other general corporate purposes.
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
On each of March 26, 2021 and November 12, 2024, the Company registered separate “at the market” offering programs, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500.0 million under each of the 2021 ATM Program and the 2024 ATM Program, in each case, in amounts and at times to be determined by the Company. The 2021 ATM Program was fully utilized as of September 30, 2024 and is no longer active. During the three months ended September 30, 2025, the Company issued shares of common stock under the 2024 ATM Program. The following table sets forth certain information with respect to issuances made under the 2024 ATM Program as of September 30, 2025.

(Dollars and shares in thousands)	2024 ATM Program(1)
For the Three Months Ended:	Number of Shares Issued	Net Proceeds	Sales Commissions
September 30, 2025	2,783	$49,044	$1,004
Total	2,783	$49,044	$1,004
(1) The table does not reflect shares sold at the end of the quarter that did not settle until October 2025 (See Note 14-Stockholders' Equity).
As of September 30, 2025, including sales of common stock that did not settle until October 2025, the Company had approximately $378.4 million of gross sales of its common stock available under the 2024 ATM Program.
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
The Company's total outstanding loan indebtedness, which includes mortgages and other notes payable, at September 30, 2025 was $6.60 billion (consisting of $5.08 billion of consolidated debt, less $0.03 billion of noncontrolling interests, plus $1.56 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's revolving credit facility or cash on hand, with the exception of Santa Monica Place (See “—Financing Activities” in Management’s Overview and Summary). The Company expects that the $198.9 million mortgage loan on South Plains Mall will be in technical default as of November 6, 2025, as the Company continues negotiations with the lender on the terms of the loan.
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
Additionally, as of September 30, 2025, the Company was contingently liable for $6.5 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. As of September 30, 2025, $5.9 million of these letters of credit were secured by restricted cash. The Company does not believe that these letters of credit will result in a liability to the Company.

The Company continues to actively address its near-term, non-recourse loan maturities, with ten completed transactions from the beginning of 2024 through the first three quarters of 2025 totaling approximately $1.9 billion, or approximately $1.7 billion at the Company’s pro rata share. For additional information on the Company’s financing transactions in the year ended 2024 through the date of this Quarterly Report on Form 10-Q, see “Financing Activities” in Management’s Overview and Summary.
On September 11, 2023, the Company and the Operating Partnership entered into an amended and restated credit agreement, which amended and restated their prior credit agreement, and provides for an aggregate $650.0 million revolving credit facility that matures on February 1, 2027, with a one-year extension option. The revolving credit facility can be expanded up to $950.0 million, subject to receipt of lender commitments and other conditions. All obligations under the revolving credit facility are guaranteed unconditionally by the Company and are secured in the form of mortgages on certain wholly-owned assets and pledges of equity interests held by certain of the Company’s subsidiaries. The revolving credit facility bears interest, at the Operating Partnership’s option, at either the base rate (as defined in the credit agreement) or adjusted term SOFR (as defined in the credit agreement) plus, in both cases, an applicable margin. The applicable margin depends on the Company’s overall leverage ratio and ranges from 1.00% to 2.50% over the selected index rate. As of September 30, 2025, the borrowing rate was SOFR plus a spread of 2.10%. As of September 30, 2025, there were no borrowings under the revolving credit facility. Unamortized deferred finance costs were $8.8 million as of September 30, 2025, which are netted against balances outstanding or within deferred charges and other assets, net when no borrowings are outstanding on the revolving credit facility, which was the case as of September 30, 2025. As of September 30, 2025, the Company's availability under the revolving credit facility for additional borrowings was $649.4 million.
Cash dividends and distributions for the nine months ended September 30, 2025 were $142.0 million (including distributions from consolidated joint ventures of $4.1 million), which were funded by operations.
At September 30, 2025, the Company was in compliance with all applicable loan covenants under its agreements.
At September 30, 2025, the Company had cash and cash equivalents of $290.2 million.

Material Cash Commitments:
The following is a schedule of material cash commitments as of September 30, 2025 for the Consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Cash Commitments	Total	Less than 1 year		1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)(1)	$6,053,668	$967,229	(3)	$1,986,057	$1,998,961	$1,101,421
Lease obligations(2)	119,993	3,224		24,347	16,014	76,408
	$6,173,661	$970,453		$2,010,404	$2,014,975	$1,177,829
__________________________________________________________
(1)Interest payments on floating rate debt were based on rates in effect at September 30, 2025.
(2)See Note 8—Leases in the Company's Notes to the Consolidated Financial Statements.
(3)Includes the $300.0 million non-recourse loan on Santa Monica Place which the Company defaulted on in April 9, 2024. The Company is still the owner of record of the property.

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
Management compensates for the limitations of FFO by providing investors with financial statements prepared according to GAAP, along with this detailed discussion of FFO and a reconciliation of net loss to FFO and FFO—diluted. Management believes that to further understand the Company's performance, FFO should be compared with the Company's reported net loss and considered in addition to cash flows in accordance with GAAP, as presented in the Company's consolidated financial statements. The following reconciles net loss attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted and FFO attributable to common stockholders and unit holders—basic and diluted, excluding financing expense in connection with Chandler Freehold, accrued default interest expense and loss on non-real estate investments for the three and nine months ended September 30, 2025 and 2024 (dollars and shares in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income attributable to the Company	$(87,360)	$(108,189)	$(178,389)	$17,090
Adjustments to reconcile net (loss) income attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted:
Noncontrolling interests in the Operating Partnership	(3,695)	(5,056)	(7,609)	791
Loss (gain) on sale or write down of assets, net—consolidated assets	72,634	16,605	97,106	(272,306)
Add: noncontrolling interests share of gain on sale or write down of assets—consolidated assets	—	—	—	330
Add: gain on sale of undepreciated assets—consolidated assets	1,229	222	2,309	455
(Gain) loss on sale or write down of assets—unconsolidated joint ventures, net(1)	(11,939)	66,969	(9,880)	176,150
Add: gain (loss) on sale of undepreciated assets—unconsolidated joint ventures(1)	—	53	(291)	1,129
Depreciation and amortization—consolidated assets	90,904	73,299	271,966	213,326
Less: noncontrolling interests in depreciation and amortization—consolidated assets	(577)	(561)	(1,711)	(3,817)
Depreciation and amortization—unconsolidated joint ventures(1)	28,858	39,524	85,377	119,531
Less: depreciation on personal property	(1,463)	(1,641)	(5,337)	(5,209)
FFO attributable to common stockholders and unit holders—basic and diluted	88,591	81,225	253,541	247,470
Financing expense in connection with Chandler Freehold	—	—	—	(12,829)
Accrued default interest expense	3,067	3,067	9,100	4,789
Loss on non-real estate investments	1,741	1,676	5,424	9,235
FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold, accrued default interest expense and loss on non-real estate investments —basic and diluted	$93,399	$85,968	$268,065	$248,665
Weighted average number of FFO shares outstanding for:
FFO attributable to common stockholders and unit holders—basic(2)	264,845	228,409	264,224	226,945
Adjustments for impact of dilutive securities in computing FFO—diluted:
Share and unit based compensation plans	—	—	—	—
Weighted average number of FFO shares outstanding for FFO attributable to common stockholders and unit holders—basic and diluted(2)	264,845	228,409	264,224	226,945
(1)     Unconsolidated joint ventures are presented at the Company's pro rata share.
(2)     Calculated based upon basic net income as adjusted to reach basic FFO. Includes 10.7 million and 10.0 million of OP Units outstanding for the three months ended September 30, 2025 and 2024, respectively, and 10.8 million and 10.1 million of OP Units outstanding for the nine months ended September 30, 2025 and 2024, respectively.
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
The following table sets forth information as of September 30, 2025 concerning the Company's long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the twelve months ending September 30,
	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long-term debt:
Fixed rate	$448,758	$430,561	$1,210,540	$239,910	$1,403,555	$945,027	$4,678,351	$4,491,026
Average interest rate	3.87%	4.01%	4.59%	4.26%	4.35%	5.48%	4.56%
Floating rate	300,000	—	—	159,100	—	—	459,100	463,207
Average interest rate	5.67%	—%	—%	6.72%	—%	—%	6.04%
Total debt—Consolidated Centers	$748,758	$430,561	$1,210,540	$399,010	$1,403,555	$945,027	$5,137,451	$4,954,233
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long-term debt (at Company's pro rata share):
Fixed rate	$155,410	$97,776	$456,462	$498,357	$289,316	$54,138	$1,551,459	$1,522,120
Average interest rate	3.93%	3.95%	5.59%	6.70%	3.90%	3.52%	5.29%
Floating rate	—	—	—	12,000	—	—	12,000	12,261
Average interest rate	—%	—%	—%	6.72%	—%	—%	6.72%
Total debt—Unconsolidated Joint Venture Centers	$155,410	$97,776	$456,462	$510,357	$289,316	$54,138	$1,563,459	$1,534,381

The Consolidated Centers' total fixed rate debt at September 30, 2025 and December 31, 2024 was $4.7 billion. The average interest rate on the fixed rate debt at September 30, 2025 and December 31, 2024 was 4.56% and 4.40%, respectively. The Consolidated Centers' total floating rate debt at September 30, 2025 and December 31, 2024 was $459.1 million and $410.0 million, respectively. The average interest rate on the floating rate debt at September 30, 2025 and December 31, 2024 was 6.04% and 6.21%, respectively.
The Company's pro rata share of the Unconsolidated Joint Venture Centers' fixed rate debt at September 30, 2025 and December 31, 2024 was $1.6 billion. The average interest rate on the fixed rate debt at September 30, 2025 and December 31, 2024 was 5.29% and 5.28%, respectively. The Company's pro rata share of the Unconsolidated Joint Venture Centers' floating rate debt at September 30, 2025 and December 31, 2024 was $12.0 million and $132.9 million, respectively. The average interest rate on the floating rate debt at September 30, 2025 and December 31, 2024 was 6.72% and 8.29%, respectively.
The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value. Interest rate cap agreements offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements effectively replace a floating rate on the notional amount with a fixed rate as noted above. As of September 30, 2025, the Company has interest rate cap agreements in place (See Note 4—Investments in Unconsolidated Joint Ventures and Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements). The respective loans require an interest rate cap agreement to be in place at all times, which limits how high the prevailing floating loan rate index (i.e., SOFR) for the loan can rise. As of the date of this Quarterly Report on Form 10-Q, SOFR for each of these loans did not exceed the strike interest rate within the required interest rate cap agreements.

In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $4.7 million per year based on $471.1 million of floating rate debt outstanding at September 30, 2025.
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
Item 4.    Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of September 30, 2025, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
(a) On August 13, 2025, the Company, as general partner of the Operating Partnership, issued 306,916 shares of common stock of the Company, upon redemption of 306,916 common partnership units of the Operating Partnership. These shares of common stock were issued in a private placement to a limited partner of the Operating Partnership, an accredited investor, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2025 to July 31, 2025	—	$—	—	$278,707,048
August 1, 2025 to August 31, 2025	—	—	—	$278,707,048
September 1, 2025 to September 30, 2025	—	—	—	$278,707,048
Total	—	$—	—
(1)On February 12, 2017, the Company's Board of Directors authorized the repurchase of up to $500.0 million of the Company's outstanding common shares from time to time as market conditions warrant.
Item 3.  Defaults Upon Senior Securities
Not Applicable.
Item 4.  Mine Safety Disclosures
Not Applicable.
Item 5.  Other Information
During the three months ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

THE MACERICH COMPANY
		By:	/s/ JACKSON HSIEH
Jackson Hsieh
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ DANIEL E. SWANSTROM II
Daniel E. Swanstrom II
Senior Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ CHRISTOPHER J. ZECCHINI
Christopher J. Zecchini
Senior Vice President and Chief Accounting Officer
Date:	November 5, 2025		(Principal Accounting Officer)