Form 10-K
period 2025-12-31
MACERICH CO
filed 2026-02-20
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $4.1 billion as of the last business day of the registrant's most recently completed second fiscal quarter based upon the price at which the common stock was last sold on that day.
Number of shares outstanding of the registrant's common stock, as of February 18, 2026: 256,670,747 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual stockholders meeting to be held in 2026 are incorporated by reference into Part III of this Form 10-K.

THE MACERICH COMPANY
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025

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
Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or the industry to differ materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, as well as global, national, regional and local economic and business conditions, including the impact of geopolitical tensions, tariffs, elevated interest rates and inflation, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of current and prospective tenants, anchor or tenant bankruptcies, closures, mergers or consolidations, lease rates, terms and payments; elevated interest rates and its impact on the financial condition and results of operations of the Company, including as a result of any increased borrowing costs on the Company's outstanding floating-rate debt and defaults on mortgage loans, availability, terms and cost of financing and operating expenses; adverse changes in the real estate markets including, among other things, competition from other companies, retail formats and technology, risks of real estate development and redevelopment (including elevated inflation, supply chain disruptions and construction delays), acquisitions and dispositions; adverse impacts from any pandemic, epidemic or outbreak of any highly infectious disease on the U.S., regional and global economies and the financial condition and results of operations of the Company and its tenants; the liquidity of real estate investments; government shutdowns and other governmental actions and initiatives (including legislative and regulatory changes); environmental and safety requirements; and terrorist activities or other acts of violence which could adversely affect all of the above factors. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results, including those made in "Item 1A. Risk Factors" of this Annual Report on Form 10-K, as well as our other reports filed with the Securities and Exchange Commission (the "SEC"), which disclosures are incorporated herein by reference. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company does not intend, and undertakes no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.
ITEM 1.    BUSINESS
General
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P., a Delaware limited partnership (the

"Operating Partnership"). As of December 31, 2025, the Operating Partnership owned or had an ownership interest in 37 regional retail centers (including office, hotel and residential space adjacent to these shopping centers) and one community/power shopping center. These 38 regional retail centers and the community/power shopping center consist of approximately 39 million square feet of gross leasable area (“GLA”) and are referred to herein as the “Centers”. The Centers consist of consolidated Centers (“Consolidated Centers”) and unconsolidated joint venture Centers (“Unconsolidated Joint Venture Centers”), as set forth in “Item 2. Properties,” unless the context otherwise requires.
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
Recent Developments
Acquisitions:
On June 23, 2025, the Company acquired Crabtree Mall, a 1,321,000 square foot regional retail center in Raleigh, North Carolina, for a total purchase price of $290.0 million. The acquisition was initially funded with cash on hand and $100.0 million of borrowings on the Company's credit facility (See "Financing Activities" and Note 15—Acquisitions in the Notes to the Consolidated Financial Statements).
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
On November 17, 2025, the Company sold an outparcel at Los Cerritos Mall in Los Cerritos, California for $5.0 million, which resulted in a loss on sale of assets of $0.2 million. The Company used the net proceeds to pay down a portion of the debt at the property of $4.5 million.
On December 10, 2025, the Company sold an outparcel at Washington Square in Portland, Oregon for $5.4 million which resulted in a gain on sale of assets of $2.6 million; and on December 19, 2025, the Company sold the retail strip center at Washington Square for $25.8 million, which resulted in a loss on sale of assets of $2.7 million. The Company used the total net proceeds of $29.7 million from these two transactions for general corporate purposes.
For the twelve months ended December 31, 2025, the Company and certain joint venture partners sold various land parcels in separate transactions, resulting in the Company's share of the gain on sale of land of $7.1 million. The Company used its share of the proceeds from these sales of $20.1 million to pay down debt and for other general corporate purposes.
On January 15, 2026, the Company sold an additional outparcel at Washington Square in Portland, Oregon for $13.0 million and used the net proceeds of approximately $12.4 million for general corporate purposes.
The Company is under contract to sell La Cumbre Plaza, located in Santa Barbara, California, for $11.0 million, which is expected to close in the second quarter of 2026, subject to customary closing conditions. This asset is unencumbered.
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
On February 6, 2026, the Company extended the loan maturity on the $200.0 million loan at South Plains Mall to November 6, 2029, at the existing rate of 4.22%. The loan was previously in default as of November 6, 2025.
Effective February 6, 2026, the $76.5 million loan (at the Company’s pro rata share) at Twenty Ninth Street is in default. The Company’s joint venture is in negotiations with the lender on the terms of this loan.

Redevelopment and Development Activities:
The Company’s joint venture in Scottsdale Fashion Square, a 1,879,000 square foot regional retail center in Scottsdale, Arizona, is redeveloping a two-level Nordstrom wing with luxury-focused retail and restaurant uses. The total cost of the project is estimated to be between $84.0 million and $90.0 million, with $42.0 million to $45.0 million estimated to be the Company’s pro rata share. The Company has incurred approximately $34.0 million of the total $68.0 million incurred by the joint venture as of December 31, 2025. The opening will be in phases which began in 2024, with anticipated completion in 2027. The majority of tenants are expected to be open in 2026, with a few remaining tenants expected to open in early 2027.
The Company is redeveloping the northeast quadrant of Green Acres Mall, a 1,913,000 square foot regional retail center in Valley Stream, New York. The project will include new exterior shops and facade totaling approximately 375,000 square feet of leasing, including new grocery use, redevelopment of a vacant anchor building and demolition of another vacant anchor building. The total cost of the project is estimated to be between $130.0 million and $150.0 million. The Company has incurred approximately $43.2 million as of December 31, 2025. The majority of the tenants are expected to open in 2026 or 2027.
The Company’s joint venture in FlatIron Crossing, a 1,399,000 square foot regional retail center in Broomfield, Colorado, is developing luxury, multi-family residential units, new/repurposed retail and food and beverage uses, and a community plaza, in addition to the redevelopment of the vacant former Nordstrom store located on the property. The Company's ownership percentage is 43.4% in the residential portion of the development and 51.0% in the remainder of the property. The total cost of the project is estimated to be between $245.0 million and $265.0 million, with $125.0 million to $135.0 million estimated to be the Company’s pro rata share. The Company has incurred approximately $30.6 million of the total $64.2 million incurred by the joint venture as of December 31, 2025. The anticipated opening will be in phases beginning in 2027.
Other Transactions and Events:
The Company declared a cash dividend of $0.17 per share of its common stock for each quarter in the year ended December 31, 2025. On February 12, 2026, the Company announced a first quarter cash dividend of $0.17 per share of its common stock, which will be paid on March 30, 2026 to stockholders of record on March 16, 2026. The dividend amount will be reviewed by the Board on a quarterly basis.
In connection with the commencement of an “at the market” offering program on November 12, 2024, which is referred to as the “2024 ATM Program,” the Company entered into an equity distribution agreement with certain sales agents pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500.0 million. During the twelve months ended December 31, 2025, the Company sold 3.1 million shares of common stock for approximately $53.9 million of net proceeds through the 2024 ATM Program at a weighted average price of $18.04. As of December 31, 2025, the Company had approximately $374.1 million of gross sales of its common stock available under the 2024 ATM Program.
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
Business of the Company
Strategy:
In the second quarter of 2024, the Company unveiled the Path Forward Plan, which is a multi-pronged strategy to improve the Company’s balance sheet, while also making inward-facing enhancements to both bolster company culture and improve key business processes to gain operating efficiencies. Essential goals of the Path Forward Plan include:
•Deleverage the capital structure, with a focus on reducing the Company’s Net Debt to Adjusted EBITDA leverage ratio over the next two to three years;
•Invest in and fortify the Company’s key assets in the portfolio;
•Proactively consolidate selected joint venture assets over time that are core to the Company’s overall strategy;
•Deliver a post-deleveraging Funds From Operations launch point goal over the next two to three years;
•Achieve outstanding operational results through rigorous internal process improvements; and
•Position the Company to take an offensive stance on strategic acquisitions, reinvestment and targeted development.
The Company may achieve these goals through a variety of methods and the timing, extent and impact of any transactions that the Company has or will undertake while implementing the Path Forward Plan may vary and evolve. In order to deleverage its capital structure, the Company may pursue asset dispositions and acquisitions, experience organic growth in EBITDA as tenants in its lease pipeline open for business, be selective about undertaking new development and redevelopment projects, and/or issue common stock. Asset sales will focus on whether a property is core to the Company’s strategy and may include defaulting on certain mortgage debts on the Company’s properties and giving possession of such secured properties to the lender. Additionally, as part of the Path Forward Plan, the Company is targeting for disposition certain outparcels, freestanding retail assets, non-enclosed mall assets and vacant land. The Company also began acquiring properties in June 2025 with the acquisition of Crabtree Mall and will continue to look for other strategic acquisition opportunities that would complement the Company's portfolio.
As a further update to the Company’s Path Forward Plan and to provide a strategic disposition plan that refines the portfolio and creates a more focused platform for growth, the Company identified the following Centers as the go-forward portfolio Centers as of the date of this Annual Report on Form 10-K (the “Go-Forward Portfolio Centers”). The Go-Forward Portfolio Centers are subject to change.

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
As part of its implementation of the Path Forward Plan, the Company acquired its joint venture partner's interest in several key assets throughout 2024 that are core to the Company's overall strategy, including Arrowhead Towne Center, South Plains Mall, Lakewood Center, Los Cerritos Center and Washington Square.
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
On a selective basis, the Company provides property management and leasing services for third parties. The Company currently manages one community center for a third-party owner on a fee basis.

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
The Centers:
As of December 31, 2025, the Centers primarily included 37 Regional Retail Centers (including office, hotel and residential space adjacent to these shopping centers) and one Community/Power Shopping Center totaling approximately 39 million square feet of GLA. These 38 Centers average approximately 1,000,000 square feet of GLA and range in size from 3.3 million square feet of GLA at Tysons Corner Center to 205,000 square feet of GLA at Boulevard Shops. As of December 31, 2025, the Centers primarily included 127 Anchors totaling approximately 18.3 million square feet of GLA and approximately 4,600 Mall Stores and Freestanding Stores totaling approximately 19.2 million square feet of GLA.
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
Major Tenants:
For the year ended December 31, 2025, the Centers derived approximately 73% of their total rents from Mall Stores and Freestanding Stores under 10,000 square feet and 27% of their total rents from Big Box and Anchor tenants. Total rents as set forth in "Item 1. Business" include minimum rents and percentage rents.

The following retailers (including their subsidiaries) represent the 10 largest tenants in the Centers based upon total rents in place as of December 31, 2025:

Tenant	Primary DBAs	Number of Locations in the Portfolio	% of Total Rents
Dick's Sporting Goods, Inc.	Champs Sports, Dick's House of Sport, Dick's Sporting Goods, fly zone by Kids Foot Locker, Foot Locker, Going Going Gone!, House of Hoops by Foot Locker, Kids Foot Locker, Moosejaw	67	4.0%
Victoria's Secret & Co.	Pink, Victoria's Secret	37	2.2%
Signet Jewelers Limited	Banter by Piercing Pagoda, Blue Nile, Jared, Kay Jewelers, Kay Jewelers Outlet, Zales, Zales Outlet	82	1.9%
Abercrombie & Fitch Co.	Abercrombie & Fitch, Abercrombie kids, Hollister Co.	46	1.8%
The Gap, Inc.	Athleta, Banana Republic, Banana Republic Factory Store, Gap, Gap Kids, Gap Factory Store, Old Navy, Old Navy Outlet	36	1.7%
LVMH, Inc.	Bulgari, Dior, Louis Vuitton, Marc Jacobs, Sephora, Tiffany & Co.	28	1.6%
Primark US Corp	Primark	7	1.6%
AE Outfitters Retail Co.	Aerie, Offline by Aerie, American Eagle Outfitters	40	1.5%
H & M Hennes & Mauritz L.P.	H&M	21	1.5%
Zara USA, Inc.	Zara	7	1.5%
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
Tenant space of 10,000 square feet and under in the Company's portfolio at December 31, 2025 comprises approximately 60% of all Mall Store and Freestanding Store space. The Company uses tenant spaces of 10,000 square feet and under for comparing rental rate activity because this space is more consistent in terms of shape and configuration and, as such, the Company is able to provide a meaningful comparison of rental rate activity for this space. Mall Store and Freestanding Store space greater than 10,000 square feet is inconsistent in size and configuration throughout the Company's portfolio and as a result does not lend itself to a meaningful comparison of rental rate activity with the Company's other space. Much of the non-Anchor space over 10,000 square feet is not physically connected to the mall, does not share the same common area amenities and does not benefit from the foot traffic in the mall. As a result, space greater than 10,000 square feet has a unique rent structure that is inconsistent with mall space under 10,000 square feet.
Cost of Occupancy:
A major factor contributing to tenant profitability is cost of occupancy, which consists of tenant occupancy costs charged by the Company. Tenant occupancy costs include tenant expenses such as minimum rents, percentage rents and recoverable expenditures, which consist primarily of property operating expenses and real estate taxes. These costs are then compared to tenant sales to present tenant occupancy costs as a percentage of tenant sales. A low cost of occupancy percentage shows more potential capacity for the Company to increase rents at the time of lease renewal than a high cost of occupancy percentage. The following table summarizes occupancy costs for Mall Store and Freestanding Store tenants in the Centers as a percentage of total sales for the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended December 31,
	2025	2024	2023
Consolidated Centers:
Minimum rents	8.1%	8.1%	7.9%
Percentage rents	0.6%	0.6%	0.8%
Expense recoveries(1)	3.1%	3.1%	3.4%
	11.8%	11.8%	12.1%
Unconsolidated Joint Venture Centers:
Minimum rents	7.4%	7.6%	7.1%
Percentage rents	0.9%	1.0%	1.1%
Expense recoveries(1)	3.3%	3.2%	2.9%
	11.6%	11.8%	11.1%
(1)Represents real estate tax and common area maintenance charges.

The following tables set forth the average base rent per square foot for the Centers, as of December 31 for each of the past three years:
Mall Stores and Freestanding Stores under 10,000 square feet:

For the Years Ended December 31,	Avg. Base Rent Per Sq. Ft.(1)(2)	Avg. Base Rent Per Sq. Ft. on Leases Executed During the Year(2)(3)	Avg. Base Rent Per Sq. Ft. on Leases Expiring During the Year(2)(4)
Consolidated Centers (at the Company's pro rata share):
2025	$66.92	$66.54	$64.94
2024	$65.62	$61.16	$61.45
2023	$61.66	$58.97	$50.14
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2025	$79.47	$86.41	$67.92
2024	$76.11	$86.78	$64.79
2023	$70.42	$64.42	$55.74

Big Box and Anchors:

For the Years Ended December 31,	Avg. Base Rent Per Sq. Ft.(1)(2)	Avg. Base Rent Per Sq. Ft. on Leases Executed During the Year(2)(3)	Number of Leases Executed During the Year	Avg. Base Rent Per Sq. Ft. on Leases Expiring During the Year(2)(4)	Number of Leases Expiring During the Year
Consolidated Centers (at the Company's pro rata share):
2025	$17.20	$16.48	55	$12.08	27
2024	$14.85	$13.59	18	$21.14	23
2023	$16.65	$21.85	34	$29.67	15
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2025	$26.16	$37.81	21	$27.72	18
2024	$24.83	$87.30	12	$41.53	13
2023	$16.40	$30.90	25	$13.60	21
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

Lease Expirations:
The following tables show scheduled lease expirations for Centers owned as of December 31, 2025 for the next ten years, assuming that none of the tenants exercise renewal options:
Mall Stores and Freestanding Stores under 10,000 square feet:

Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Leases Expiring(1)	% of Total Leased GLA Represented by Expiring Leases(1)	Ending Base Rent per Square Foot of Expiring Leases(1)	% of Base Rent Represented by Expiring Leases(1)
Consolidated Centers (at the Company's pro rata share):
2026	289	720,097	15.60%	$70.67	14.95%
2027	318	749,474	16.24%	$66.58	14.66%
2028	261	650,852	14.10%	$65.56	12.53%
2029	369	842,276	18.25%	$70.28	17.39%
2030	252	550,185	11.92%	$76.69	12.39%
2031	123	329,944	7.15%	$78.40	7.60%
2032	69	171,140	3.71%	$80.07	4.03%
2033	74	229,077	4.96%	$72.91	4.91%
2034	60	124,002	2.69%	$126.81	4.62%
2035	84	248,065	5.38%	$95.18	6.94%
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2026	108	121,918	10.75%	$72.91	8.75%
2027	117	157,779	13.92%	$91.44	14.19%
2028	118	180,453	15.92%	$78.77	13.98%
2029	120	139,384	12.29%	$82.59	11.33%
2030	104	135,444	11.95%	$91.87	12.24%
2031	56	89,931	7.93%	$75.28	6.66%
2032	59	85,555	7.55%	$102.96	8.67%
2033	39	58,832	5.19%	$87.83	5.08%
2034	43	78,517	6.93%	$101.18	7.82%
2035	63	85,889	7.58%	$133.48	11.28%

Big Boxes and Anchors:

Year Ending December 31,	Number of Leases Expiring	Approximate GLA of Leases Expiring(1)	% of Total Leased GLA Represented by Expiring Leases(1)	Ending Base Rent per Square Foot of Expiring Leases(1)	% of Base Rent Represented by Expiring Leases(1)
Consolidated Centers (at the Company's pro rata share):
2026	11	324,348	4.61%	$27.31	6.80%
2027	27	1,103,053	15.66%	$19.57	16.57%
2028	18	638,272	9.06%	$18.05	8.84%
2029	23	580,967	8.25%	$27.07	12.07%
2030	24	1,247,306	17.71%	$9.70	9.29%
2031	17	958,132	13.60%	$14.65	10.77%
2032	10	381,159	5.41%	$22.46	6.57%
2033	12	419,623	5.96%	$24.94	8.03%
2034	11	443,815	6.30%	$22.16	7.55%
2035	14	946,635	13.44%	$18.64	13.54%
Unconsolidated Joint Venture Centers (at the Company's pro rata share):
2026	9	62,803	4.48%	$49.26	7.65%
2027	6	103,667	7.39%	$32.02	8.21%
2028	8	205,678	14.66%	$22.13	11.26%
2029	8	189,901	13.54%	$18.71	8.79%
2030	11	215,793	15.38%	$17.18	9.17%
2031	11	339,184	24.18%	$22.19	18.61%
2032	2	17,959	1.28%	$52.56	2.33%
2033	7	58,263	4.15%	$58.94	8.49%
2034	4	60,304	4.30%	$31.01	4.62%
2035	11	149,112	10.63%	$56.59	20.87%
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
Anchors accounted for approximately 6.9% of the Company's total rents for the year ended December 31, 2025.

The following table identifies each Anchor, each parent company that owns multiple Anchors and the number of square feet owned or leased by each such Anchor or parent company in the Company's portfolio at December 31, 2025.

Name	Number of Anchor Stores	GLA Owned by Anchor	GLA Leased by Anchor	Total Anchor GLA
Macy's Inc.
Macy's	30	4,157,000	1,355,000	5,512,000
Bloomingdale's	1	—	253,000	253,000
	31	4,157,000	1,608,000	5,765,000
JCPenney	18	1,195,000	1,682,000	2,877,000
Dillard's	10	2,011,000	—	2,011,000
Nordstrom	6	266,000	819,000	1,085,000
Dick's Sporting Goods	11	—	765,000	765,000
Target	3	180,000	217,000	397,000
Primark	6	—	351,000	351,000
Belk	2	—	305,000	305,000
Dick's House of Sport	2	121,000	144,000	265,000
Scheels All Sports	1	253,000	—	253,000
Home Depot	2	102,000	141,000	243,000
Burlington	3	68,000	140,000	208,000
Walmart	1	—	173,000	173,000
Curacao	1	—	165,000	165,000
Boscov's	1	—	161,000	161,000
Furniture City	1	155,000	—	155,000
BJ's Wholesale Club	1	—	123,000	123,000
Lowe's	1	—	114,000	114,000
Neiman Marcus	1	—	100,000	100,000
Von Maur	1	86,000	—	86,000
Kohl's	1	—	81,000	81,000
Mercado de los Cielos	1	—	78,000	78,000
Seafood City Supermarket	1	—	66,000	66,000
Going, Going, Gone!	1	—	41,000	41,000
Vacant Anchors(1)	19	—	2,343,000	2,343,000
Total	126	8,594,000	9,617,000	18,211,000
Anchor at Center not owned by the Company(2):
Kohl's	1	83,000	—	83,000
Total	127	8,677,000	9,617,000	18,294,000
_______________________________

(1)The Company is actively seeking replacement tenants or has entered into replacement leases for many of these vacant sites and/or is currently executing on or considering redevelopment opportunities for these locations. The Company continues to collect rent under the terms of an agreement regarding two of these vacant Anchors.
(2)The Company owns one store located at a shopping center not owned by the Company, which is leased to Kohl's.
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
Insurance
Each of the Centers has comprehensive liability, fire, extended coverage and rental loss insurance with insured limits customarily carried for similar properties. The Company does not insure certain types of losses (such as losses from wars), because they are either uninsurable or not economically insurable. In addition, while the Company or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in California, the policies are subject to a deductible equal to 5% of the total insured value of each Center, a $130,000 per occurrence minimum and a combined annual aggregate loss limit of $100 million on these Centers. The Company or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in the Pacific Northwest and in the New Madrid Seismic Zone. However, the policies are subject to a deductible equal to 2% of the total insured value of each Center, a $130,000 per occurrence minimum and a combined annual aggregate loss limit of $100 million on these Centers. While the Company or the relevant joint venture also carry standalone terrorism insurance on the Centers, the policies are subject to a $25,000 deductible and a combined annual aggregate loss limit of $1.325 billion. Each Center has environmental insurance covering eligible third-party losses, remediation and non-owned disposal sites, subject to a $100,000 retention and a $50 million three-year aggregate loss limit, with the exception of one Center, which has a $5 million two-year aggregate loss limit. Some environmental losses are not covered by this insurance because they are uninsurable or not economically insurable. Furthermore, the Company carries title insurance on substantially all of the Centers for generally less than their full value.
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
Supplemental Material United States Federal Income Tax Considerations
The following discussion supplements and updates the disclosures under the heading “Material United States Federal Income Tax Considerations” in the prospectus dated August 4, 2023, contained in the Company’s Registration Statement on Form S-3 (File No. 333-273707) filed with the SEC on August 4, 2023 (the “Existing Tax Disclosure”). Capitalized terms herein that are not otherwise defined shall have the same meaning as when used in the Existing Tax Disclosure.
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
To the extent the information set forth in the Existing Tax Disclosure is inconsistent with this supplemental information, this supplemental information supersedes the information in the Existing Tax Disclosure. This supplemental information is provided on the same basis and subject to the same qualifications as are set forth in the first four paragraphs of the Existing Tax Disclosure as if those paragraphs were set forth in this Annual Report on Form 10-K.
Employees and Human Capital
As of December 31, 2025, the Company had approximately 598 employees, of which 596 were full-time and two were part-time. Based on its semi-annual survey of employees, the Company believes that relations with its employees are good, noting an employee Net Promoter Score ("NPS") of 55, a score measured "excellent" by Bain & Company's NPS scoring framework.

As of December 31, 2025, the average tenure of the Company's employees was approximately 10.9 years and that of the Company's senior management was 16.3 years. In 2025, the Company's workforce turnover rate was 14.3%, which includes all employees.
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
Employee Training and Professional Development: The Company values the professional development of its employees and seeks to foster their talent and growth by providing training and education at all levels. In addition to training programs geared towards specific job functions, the Company offers training related to company policies, skill development, privacy and cybersecurity. In alignment with its commitment to invest in talent development, in 2025, the Company continued its performance management platform that supports objective and key result tracking, performance reviews, 1-on-1 meetings between employees and managers, and peer-to-peer recognition.
Workforce: The Company recognizes the value in strengthening its workforce with diverse thought, ideas and people and maintains employment policies that comply with federal, state and local labor laws. As an equal opportunity employer, it is committed to recognition and inclusion and rewards its employees based on merit and their contributions in accordance with the principles and requirements of the Equal Employment Opportunity Commission and the principles and requirements of the ADA. The Company’s policies set forth its commitment to provide equal employment opportunity and to recruit, hire and promote at all levels without regard to race, national origin, religion, age, color, sex, sexual orientation, gender identity, disability, protected veteran status or any other characteristic protected by local, state or federal laws. As of December 31, 2025, approximately 58% of the Company’s employees identified as female. Of the total employee population, approximately 30% identified as belonging to an underrepresented group.
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

Real property investments are subject to varying degrees of risk that may affect the ability of our Centers to generate sufficient revenues to meet operating and other expenses, including debt service, lease payments, capital expenditures and tenant improvements, and to make distributions to us and our stockholders. A number of factors may decrease the income generated by the Centers, including:
•the global and national economic climate, including the impact of geopolitical tensions, military conflict and government shutdowns;
•the regional and local economy (which may be negatively impacted by rising unemployment, declining real estate values, increased foreclosures, higher taxes, tariffs, plant closings, industry slowdowns, union activity, adverse weather conditions, natural disasters and other factors);

•local real estate conditions (such as an oversupply of, or a reduction in demand for, retail space or retail goods, decreases in rental rates, declining real estate values and the availability and creditworthiness of current and prospective tenants);
•changes in consumer behaviors, preferences or demographics, which may lead to decreased levels of consumer spending, consumer confidence, and seasonal spending (especially during the holiday season when many retailers generate a disproportionate amount of their annual sales);
•increasing use by customers of e-commerce and online store sites and the impact of internet sales on the demand for retail space;
•negative perceptions by retailers or shoppers of the safety, convenience and attractiveness of a Center;
•acts of violence, including terrorist activities; and
•increased costs of maintenance, insurance and operations (including real estate taxes).
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
We may not be able to achieve the anticipated financial and operating results from newly acquired assets. Some of the factors that could affect anticipated results are:
•our ability to integrate and manage new properties, including increasing occupancy rates and rents at such properties; and
•our ability to raise long-term financing to implement a capital structure at a cost of capital consistent with our business strategy.
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

Certain of our properties have had or may continue to have excess space available for prospective tenants, and those properties may continue to experience, and other properties may begin to experience, such oversupply in the future. The pace of bankruptcies involving our tenants has remained steady in recent years and is substantially lower than 2021 levels. However, we continue to experience bankruptcies of Anchors and other national and local retailers, including the bankruptcy of Express announced in April 2024 and of Forever 21 and Claire's announced in 2025, as well as store closures, among our tenants. In the past, an increase in bargaining power of creditworthy retail tenants resulted in a downward pressure on our rental rates and occupancy levels, and any increase in bargaining power in the future may also result in us having to increase our spend on tenant improvements and potentially make other lease modifications in order to attract or retain tenants, any of which, in the aggregate, could materially and adversely affect us.
Real estate investments are relatively illiquid and we may be unable to sell properties at the time we desire and on favorable terms.

As part of the Path Forward Plan, we sold certain properties in 2024 and 2025 and we expect to continue to pursue strategic dispositions of our properties, including non-core assets, in the future. These asset sales will focus on whether a property is core to our strategy and includes the targeted disposition of certain outparcels, freestanding retail assets, non-enclosed mall assets and vacant land. Investments in real estate are relatively illiquid, which limits our ability to adjust our portfolio in response to changes in economic, market or other conditions or realize our objectives through dispositions. Moreover, there are some limitations under federal income tax laws applicable to REITs that limit our ability to sell assets. In addition, because our properties are generally mortgaged to secure our debts, we may not be able to obtain a release of a lien on a mortgaged property without the payment of the associated debt and/or a substantial prepayment penalty, which restricts our ability to dispose of a property, even though the sale might otherwise be desirable. Furthermore, the number of prospective buyers interested in purchasing shopping centers is limited. Therefore, if we want to sell one or more of our Centers, including a Center that we've identified as not being part of our Go-Forward Portfolio Centers, we may not be able to dispose of it in the desired time period and may receive less consideration than we originally invested in the Center.
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

Due to changes in weather patterns caused by climate change, our properties in certain markets could experience increases in storm intensity and other weather related events and rising sea levels. Over time, climate change could result in volatile or decreased demand for retail space at some of our Centers or, in extreme cases, our inability to operate the properties at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) insurance on favorable terms, or at all, increasing the cost of energy at our properties or requiring us to spend funds to repair and protect our properties against such risks. Additionally, we seek to promote energy efficiency and other sustainability strategies at our properties. Implementing such strategies and compliance with new laws or regulations related to climate change, including compliance with “green” building codes, may result in significant capital expenditures to improve our existing properties or properties we may acquire. In addition, laws and regulations at the federal, state and local level aimed at increasing climate-related disclosures, including the legislation enacted in the state of California, may increase compliance and data collection costs if, and when, such laws and regulations become effective. If we are unable to comply with the laws and regulations on climate change or implement effective sustainability strategies, our reputation among our tenants and investors may be damaged and we may incur fines and/or penalties. Moreover, there can be no assurance that any of our sustainability strategies will result in reduced operating costs, higher occupancy or higher rental rates or deter our existing tenants from relocating to properties owned by our competitors.
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

Each of our Centers has comprehensive liability, fire, extended coverage and rental loss insurance with insured limits customarily carried for similar properties. We do not insure certain types of losses (such as losses from wars), because they are either uninsurable or not economically insurable, and our insurance coverage may have certain exclusions (such as pandemics) that prevent us from collecting on certain claims under our policies. In addition, while we or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in California, the policies are subject to a deductible equal to 5% of the total insured value of each Center, a $130,000 per occurrence minimum and a combined annual aggregate loss limit of $100 million on these Centers. We or the relevant joint venture, as applicable, carry specific earthquake insurance on the Centers located in the Pacific Northwest and in the New Madrid Seismic Zone. However, the policies are subject to a deductible equal to 2% of the total insured value of each Center, a $130,000 per occurrence minimum and a combined annual aggregate loss limit of $100 million on these Centers. While we or the relevant joint venture also carry standalone terrorism insurance on the Centers, the policies are subject to a $25,000 deductible and a combined annual aggregate loss limit of $1.325 billion. Each Center has environmental insurance covering eligible third-party losses, remediation and non-owned disposal sites, subject to a $100,000 retention and a $50 million three-year aggregate loss limit, with the exception of one Center, which has a $5 million two-year aggregate loss limit. Some environmental losses are not covered by this insurance because they are uninsurable or not economically insurable. Furthermore, we carry title insurance on substantially all of the Centers for generally less than their full value.
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

We, like others in our industry, have experienced and expect to continue to experience cyber threats including data breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to data using stolen or inferred credentials, computer malware, viruses, spamming, social engineering (such as phishing) attacks, ransomware, and other deliberate attacks and attempts to gain unauthorized access. The techniques used to sabotage or to obtain systems in which data is stored or through which data is transmitted change frequently, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. Bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence (“AI”), to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. In addition, the use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to inadvertently breach applicable laws and regulations, and adversely impact our business. Because the techniques used by threat actors who may attempt to penetrate and sabotage our computer systems change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. These threats, in turn, may lead to increased costs to protect our information systems, detect and respond to threats, and recover from cyber incidents. While we carry cyber liability insurance, it may not be adequate to cover all losses relating to such events.
Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security incident, there can be no guarantee that our security efforts and measures will be effective or that attempted cyber attacks would not be successful, disruptive, or damaging. Additionally, new technologies such as artificial intelligence may be more capable at evading our safeguard measures. A security incident involving our information systems could disrupt the proper functioning of our networks and systems. This could, in turn, result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines, the inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT, the unauthorized access to, and the destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or others, which could be used to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or damage our reputation among our tenants and investors generally. Moreover, cyber attacks perpetrated against our vendors, Anchors and tenants, including unauthorized access to customers’ credit card data and other confidential information, could diminish consumer confidence and consumer spending and negatively impact our business. Any breach, loss, or compromise of personal data may also subject us to civil fines and penalties, or claims for damages under relevant state and federal privacy laws in the United States. Data breaches and other data security compromises may lead to public disclosures which, in turn, may lead to widespread negative publicity.
Artificial generative intelligence technologies present risks related to the control of our proprietary business information, keeping such information confidential, and emerging regulatory risk, any or all of which may adversely affect our business and results of operations.

There are risks associated with AI, any or all of which could adversely affect our business. Issues in the development and use of AI, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. We have adopted certain generative AI tools into our systems for specific use cases reviewed by legal and information security. Where a generative AI or machine learning model ingests our proprietary information and makes connections using such data, those technologies may reveal other sensitive, proprietary, or confidential information generated by the model. Additionally, our vendors may incorporate generative AI tools into their services and deliverables without disclosing this use to us, and the providers of these generative AI tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience or confidentiality. Moreover, generative AI or machine learning models may create incomplete, inaccurate, or otherwise flawed outputs, some of which may be difficult to detect. Reliance on such flawed outputs could result in adverse consequences to us, including exposure to reputational and competitive harm, customer loss, and legal liability. Laws or regulations may prevent or limit our ability to use AI in our business, lead to regulatory fines or penalties, require significant resources to modify and maintain business practices to comply with applicable law or necessitate changes in our business practices. If we cannot use AI, or if our use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.
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

Any future pandemic, epidemic or outbreak of any highly infectious disease could cause widespread disruptions to the United States and global economies and could contribute to significant volatility and negative pressure in financial markets. The extent to which any future pandemic, epidemic or outbreak of any highly infectious disease impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the emergence and characteristics of new variants, the actions taken to contain the pandemic or mitigate its impact, including the adoption, administration and effectiveness of available vaccines, and the direct and indirect economic effects of the pandemic and containment measures, among others. Additionally, any future pandemic, epidemic or outbreak of any highly infectious disease may adversely affect, our business, financial condition and results of operations, and it may also have the effect of heightening many of the risks described in this “Risk Factors” section, including:
•a complete or partial closure of, or other operational issues at, one or more of our Centers resulting from government or tenant action, which could adversely affect our operations and those of our tenants;
•reduced economic activity impacting the businesses, financial condition and liquidity of our tenants, which could cause one or more of our tenants, including one or more of our Anchors, to be unable to meet their obligations to us in full, or at all, to otherwise seek modifications of such obligations, including deferrals or reductions of rental payments, or to declare bankruptcy;
•decreased levels of consumer spending and consumer confidence, as well as a decrease in traffic at our Centers, which could affect the ability of the Centers to generate sufficient revenues to meet operating and other expenses in the short-term and could also accelerate a shift to online retail shopping which, if sustained, could result in prolonged decreases in revenue at the Centers even after the immediate impact of such pandemic, epidemic or outbreak of any other highly infectious disease is resolved;
•inability to renew leases, lease vacant space, including vacant space from tenant bankruptcies and defaults, or re-let space as leases expire on favorable terms, or at all, which could result in lower rental payments or reduced occupancy levels, or could cause interruptions or delays in the receipt of rental payments;
•the closure of Anchors at one or more of our properties, which could trigger co-tenancy lease clauses within one or more of our leases at such properties and could potentially lead to a decline in revenue and occupancy;
•a potential negative impact on our financial results could adversely impact our compliance with the financial covenants within our credit facility and other debt agreements or cause a failure to meet certain of these financial covenants, which could cause an event of default, which, if not cured or waived, could accelerate some or all of such indebtedness and could have a material adverse effect on us;
•a potential decline in asset values at one or more of our properties encumbered by mortgage debt, which could inhibit our ability to successfully refinance one or more such properties, result in the default under the applicable mortgage debt agreement and potentially cause the acceleration of such indebtedness; and
•disruption and instability in the global financial markets or deteriorations in credit and financing conditions could make it difficult for us to access debt and equity capital on attractive terms, or at all, and could also impact our ability to fund business activities, repay debt on a timely basis and renew, extend or replace our credit facility prior to its maturity date at all or on terms that are favorable to us.
Inflation may adversely affect our financial condition and results of operations.

Inflation in the United States has increased significantly in recent years and may increase again in the future. While inflation levels began to decrease in 2024 and 2025, they remain elevated relative to the years preceding 2021 and may increase in the future. As a result of these elevated inflation levels, we have experienced, and may continue to experience, some or all of the following:
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

Interest rates began to decrease in 2025, although they remain high and may remain elevated in the near-term as the Federal Reserve continues to address inflation. Such elevated interest rates may negatively impact consumer spending, our tenants’ businesses, and/or future demand for space in our Centers.
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

Our total outstanding loan indebtedness at December 31, 2025 was $6.59 billion (consisting of $5.07 billion of consolidated debt, less $0.03 billion attributable to noncontrolling interests, plus $1.55 billion of our pro rata share of mortgages and other notes payable on unconsolidated joint ventures). Due to this substantial indebtedness, we are required to use a material portion of our cash flow to service principal and interest on our debt, which limits the amount of cash available for other business opportunities. As a part of the Path Forward Plan, among other goals, we aim to deleverage our capital structure over the next two to three years. However, the methods we may pursue and the timing, extent and impact of any transactions in furtherance of this goal may vary and evolve and there can be no assurance that we will be successful in our efforts to deleverage.
Furthermore, most of our Centers are mortgaged to secure payment of indebtedness, and if income from the Center is insufficient to pay that indebtedness, the Center could be foreclosed upon by the mortgagee resulting in a loss of income and a decline in our total asset value. Under the Path Forward Plan, in addition to asset sales, we may consider defaulting on certain mortgage debt on our properties and giving such secured properties back to the lender. In April 2024, we defaulted on the outstanding mortgage loan on our Santa Monica Place property on its maturity and, as a result, the loan is in default. In February 2026, one of our joint ventures defaulted on the outstanding loan at our Twenty Ninth Street joint venture property on its maturity and, as a result, the loan is in default.
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

The price of our common stock on the NYSE constantly changes and has been subject to significant price fluctuations. Our stock price can fluctuate as a result of a variety of factors, many of which are beyond our control. These factors may include, but are not limited to, actual or anticipated variations in our operating results or dividends; our ability to meet the goals established under the Path Forward Plan; general market fluctuations, including potentially extreme increases or decreases in the market prices of certain of our publicly traded tenants, industry factors and general economic and geopolitical conditions and events, such as economic slowdowns or recessions, consumer confidence in the economy, government shutdowns, ongoing military conflicts and terrorist attacks; technical factors in the public trading market for our stock that may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites), the amount and status of short interest in our securities and the potential for a “short squeeze” whereby short sellers are forced to cover their open positions, access to margin debt, trading in options and other derivatives on our common stock and other technical trading factors; changes in our funds from operations or earnings estimates; changes in the ability of our Centers to generate sufficient revenues to meet operating and other expenses; Anchor or tenant bankruptcies, closures, mergers or consolidations; local economic and real estate conditions in geographic locations where we have a high concentration of Centers; competition by public or private mall companies or others, including competition for both acquisition of Centers and for tenants to occupy space; the ability of our tenants to pay rent and meet their other obligations to us under current lease terms and our ability to lease space on favorable terms; the success of our acquisition and real estate development strategy; our ability to comply with the financial covenants in our debt agreements and the impact of restrictive covenants in our debt agreements; our access to financing; inflation and elevated interest rates; the potential impact of tariffs; the risk of our failure to qualify or maintain our status as a REIT; our ability to comply with our joint venture agreements and other risks associated with our joint venture investments; possible uninsured losses, including losses from casualty events or natural disasters, and possible environmental liabilities; adverse impacts from any future pandemic, epidemic or outbreak of any highly infectious disease on the U.S., regional and global economies and on our financial condition and results of operations and the financial condition and results of operations of our tenants; a decision by any of our significant stockholders to sell substantial amounts of our common stock; any future issuances of equity securities; and the realization of any of the other risk factors included in this Annual Report on Form 10-K.
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

We own partial interests in property partnerships that own 12 Joint Venture Centers, as well as several development sites. We may acquire partial interests in additional properties through joint venture arrangements. Investments in Joint Venture Centers involve risks different from those of investments in Wholly Owned Centers.
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

We may face risks in connection with Section 1031 exchanges. We occasionally dispose of real properties in transactions intended to qualify as “like-kind exchanges” under Section 1031 of the Internal Revenue Code of 1986, as amended. If a transaction intended to qualify as a Section 1031 exchange is later determined to be taxable, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of real properties on a tax deferred basis.
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

This risk management program addresses, but is not limited to, risks identified by external auditors and assessors, internal auditors and assessors, threat intelligence providers, internal stakeholders, vulnerability management programs and security management programs. An internal audit team at the Company manages and maintains remediation strategies for identified risks for the Company and its vendors, and reports on them regularly to senior leadership. As part of the Company’s cyber risk management program, the Company has engaged external independent assessors to conduct cyber risk assessments, evaluate cyber risk management controls, and report both findings and recommendations to management.

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
The Company also formed the Business Continuity Plan ("BCP") and Cyber Security Risk Committee (the “Security Committee”), which oversees the prioritization and escalation of risks from cybersecurity threats to senior leadership, is chaired by the SVP-IT and the Executive Vice President of Enterprise Operations. The Security Committee reports to the Chief Financial Officer and Chief Legal Officer, and the committee’s members include senior company leadership responsible for asset management, risk management, property management, marketing, and business development. Collectively, the Security Committee members possess experience in information security, risk management, oversight and legal compliance.
The Company’s Board of Directors plays an important role in risk oversight and discharges its duties both as a full board and through its committees. The Board has delegated oversight of risk management matters, including cybersecurity and information technology matters, to its Audit Committee. As reflected in the Audit Committee charter, the committee is responsible for reviewing information technology, cybersecurity and other data protection strategies and plans, as well as assessing incident response protocols. The Security Committee provides quarterly reports to the Board of Directors and the SVP-IT attends board meetings yearly, or more frequently as appropriate, to inform the Company’s Board of Directors on cybersecurity risks.
Additionally, the Company is subject to the requirements of the Sarbanes-Oxley Act of 2002 and information technology general controls are an important part of the Company's internal control over financial reporting and are subject to controls testing. Control deficiencies that represent cybersecurity risks would be reported by management to the Audit Committee.

ITEM 2.    PROPERTIES
The following table sets forth certain information regarding the Centers and other locations that are wholly owned or partly owned by the Company as of December 31, 2025.

Count	Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors (3)	Company-Owned Anchors (3)

	CONSOLIDATED CENTERS:
1	100%	Arrowhead Towne Center	1993/2002	2015	1,078,000	472,000	99.6%	Dillard's, JCPenney, Macy's	Dick's Sporting Goods
		Glendale, Arizona
2	100%	Crabtree Mall	1972/2025	Ongoing	1,321,000	697,000	95.0%	Macy's	Belk, Belk Men's, Dick's House of Sport
		Raleigh, North Carolina
3	100%	Danbury Fair Mall(4)	1986/2005	2016	1,275,000	592,000	95.2%	JCPenney, Macy's	Dick's Sporting Goods, Primark, Target
		Danbury, Connecticut
4	100%	Desert Sky Mall	1981/2002	2007	638,000	271,000	98.6%	Dillard's	La Curacao, Mercado de los Cielos
		Phoenix, Arizona
5	100%	Eastland Mall(5)	1978/1998	1996	1,013,000	524,000	91.1%	Dillard's, Macy's	JCPenney
		Evansville, Indiana
6	100%	Fashion District Philadelphia(4)	1977/2014	2019	723,000	496,000	89.4%	—	Burlington, Primark
		Philadelphia, Pennsylvania
7	100%	Fashion Outlets of Chicago	2013/—	-	529,000	529,000	100.0%	—	—
		Rosemont, Illinois
8	100%	Fashion Outlets of Niagara Falls USA	1982/2011	2014	685,000	685,000	73.1%	—	—
		Niagara Falls, New York
9	100%	Freehold Raceway Mall(4)	1990/2005	2007	1,653,000	844,000	97.9%	Dick's House of Sport, JCPenney, Macy's	Primark
		Freehold, New Jersey
10	100%	Fresno Fashion Fair(4)	1970/1996	2006	974,000	419,000	95.5%	Macy's	JCPenney, Macy's
		Fresno, California
11	100%	Green Acres Mall(4)(5)(6)	1956/2013	Ongoing	1,913,000	989,000	94.2%	—	BJ's Wholesale Club, Dick's Sporting Goods, Macy's (two), Primark, Walmart
		Valley Stream, New York
12	100%	Inland Center(4)	1966/2004	2016	894,000	323,000	97.4%	Macy's	JCPenney
		San Bernardino, California
13	100%	Kings Plaza Shopping Center(5)	1971/2012	2018	1,097,000	396,000	93.4%	Macy's	Burlington, Lowe's, Primark, Target
		Brooklyn, New York
14	100%	La Cumbre Plaza(5)	1967/2004	1989	325,000	175,000	87.6%	Macy's	—
		Santa Barbara, California
15	100%	Los Cerritos Center(4)(6)	1971/1999	2016	1,287,000	534,000	96.1%	Macy's, Nordstrom	Dick's Sporting Goods
		Cerritos, California
16	100%	NorthPark Mall(4)	1973/1998	2001	900,000	365,000	84.0%	Dillard's, JCPenney, Von Maur	—
		Davenport, Iowa
17	100%	Pacific View	1965/1996	2001	883,000	398,000	79.7%	JCPenney, Target	Macy's
		Ventura, California

Count	Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors (3)	Company-Owned Anchors (3)

18	100%	Queens Center(5)	1973/1995	2004	964,000	407,000	98.6%	Burlington, JCPenney, Macy's	—
		Queens, New York
19	100%	Santa Monica Place	1980/1999	Ongoing	357,000	357,000	71.2%	—	—
		Santa Monica, California
20	84.9%	SanTan Village Regional Center	2007/—	2018	1,187,000	780,000	96.8%	Dillard's, Macy's	Dick's Sporting Goods
		Gilbert, Arizona
21	100%	South Plains Mall(4)	1972/1998	2017	1,313,000	492,000	91.7%	Dillard's, Home Depot	JCPenney
		Lubbock, Texas
22	100%	Stonewood Center(4)(5)	1953/1997	1991	925,000	355,000	98.0%	—	JCPenney, Kohl's, Macy's
		Downey, California
23	100%	Superstition Springs Center(4)	1990/2002	2002	794,000	375,000	90.2%	Dillard's, JCPenney	Going, Going, Gone!
		Mesa, Arizona
24	100%	Valley River Center	1969/2006	2007	813,000	414,000	96.1%	Macy's	JCPenney
		Eugene, Oregon
25	100%	Victor Valley, Mall of(4)	1986/2004	2012	576,000	336,000	98.0%	Macy's	Dick's Sporting Goods, JCPenney
		Victorville, California
26	100%	Vintage Faire Mall	1977/1996	2020	1,069,000	472,000	97.3%	Furniture City, Macy's	Dick's Sporting Goods, JCPenney, Macy's
		Modesto, California
27	100%	Washington Square	1974/1999	2005	1,129,000	406,000	95.7%	Macy's	Dick's Sporting Goods, JCPenney, Nordstrom
		Portland, Oregon
		Total Consolidated Centers			26,315,000	13,103,000	93.7%
	UNCONSOLIDATED JOINT VENTURE CENTERS:
28	50%	Broadway Plaza(4)(6)	1951/1985	2016	993,000	448,000	90.9%	Macy's	Nordstrom
		Walnut Creek, California
29	50.1%	Chandler Fashion Center	2001/2002	2023	1,412,000	693,000	96.1%	Dillard's, Macy's, Scheels All Sports	Seafood City Supermarket
		Chandler, Arizona
30	50.1%	Corte Madera, The Village at	1985/1998	2020	502,000	266,000	98.2%	Macy's, Nordstrom	—
		Corte Madera, California
31	51%	Deptford Mall	1975/2006	2020	1,011,000	438,000	98.3%	JCPenney, Macy's	Boscov's, Dick's Sporting Goods
		Deptford, New Jersey
32	51%	FlatIron Crossing(4)	2000/2002	Ongoing	1,399,000	700,000	94.3%	Dillard's, Macy's	Dick's Sporting Goods
		Broomfield, Colorado
33	50%	Kierland Commons	1999/2005	2003	439,000	439,000	98.2%	—	—
		Phoenix, Arizona
34	50%	Scottsdale Fashion Square	1961/2002	Ongoing	1,879,000	919,000	94.9%	Dillard's	Dick's Sporting Goods, Macy's, Neiman Marcus, Nordstrom
		Scottsdale, Arizona
35	51%	Twenty Ninth Street(5)	1963/1979	2007	685,000	543,000	95.2%	—	Home Depot
		Boulder, Colorado
36	50%	Tysons Corner Center(4)(6)	1968/2005	2014	1,918,000	1,059,000	96.4%	—	Bloomingdale's, Macy's, Nordstrom, Primark
		Tysons Corner, Virginia
37	19%	West Acres	1972/1986	2001	673,000	408,000	93.4%	Macy's	JCPenney
		Fargo, North Dakota
		Total Unconsolidated Joint Ventures			10,911,000	5,913,000	95.0%
37		Total Regional Retail Centers			37,226,000	19,016,000	94.0%

Count	Company's Ownership(1)	Name of Center/Location(2)	Year of Original Construction/ Acquisition	Year of Most Recent Expansion/ Renovation	Total GLA(3)	Mall and Freestanding GLA	Percentage of Mall and Freestanding GLA Leased	Non-Owned Anchors (3)	Company-Owned Anchors (3)

	COMMUNITY/POWER SHOPPING CENTER
1	50%	Boulevard Shops(7)	2001/2002	2004	205,000	205,000	99.5%	—	—
		Chandler, Arizona
1		Total Community/Power Shopping Center			205,000	205,000	97.0%
38		Total before Other Assets			37,431,000	19,221,000
	OTHER ASSETS:
	100%	Various(8)(9)	-	-	83,000	83,000	—	—	Kohl's
	50%	Scottsdale Fashion Square-Office(7)	1984/2002	2016	121,000	—	—	—	—
		Scottsdale, Arizona
	50%	Scottsdale Fashion Square-Caesar's Republic Hotel(7)	2024	2024	245,000	—	—	—	—
		Scottsdale, Arizona
	50%	Tysons Corner Center-Office(7)	1999/2005	2012	171,000	—	—	—	—
		Tysons Corner, Virginia
	50%	Hyatt Regency Tysons Corner Center(7)	2015	2015	290,000	—	—	—	—
		Tysons Corner, Virginia
	50%	VITA Tysons Corner Center(7)	2015	2015	399,000	—	—	—	—
		Tysons Corner, Virginia
	50%	Tysons Tower(7)	2014	2014	547,000	—	—	—	—
		Tysons Corner, Virginia
		Total Other Assets			1,856,000	83,000
		Grand Total			39,287,000	19,304,000

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
(2)The Company owned or had an ownership interest in 37 Regional Retail Centers (including office, hotel and residential space adjacent to these shopping centers) and one community/power shopping center. With the exception of the seven Centers indicated with footnote (5) in the table above, the underlying land controlled by the Company is owned in fee entirely by the Company or, in the case of Joint Venture Centers, by the joint venture property partnership or limited liability company. With respect to these seven Centers, portions of the underlying land controlled by the Company are owned by third parties and leased to the Company, or the joint venture property partnership or limited liability company, pursuant to long-term ground leases. The termination dates of the ground leases range from 2038 to 2078.
(3)Total GLA includes GLA attributable to Anchors (whether owned or non-owned) and Mall and Freestanding Stores as of December 31, 2025. “Non-owned Anchors” is space not owned by the Company (or, in the case of Joint Venture Centers, by the joint venture property partnership or limited liability company) which is occupied by Anchor tenants. “Company-owned Anchors” is space owned (or leased) by the Company (or, in the case of Joint Venture Centers, by the joint venture property partnership or limited liability company) and leased (or subleased) to Anchor.
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
(7)Included in Unconsolidated Joint Venture Centers.
(8)Included in Consolidated Centers.
(9)The Company owns one store located at a shopping center not owned by the Company, which has been leased to Kohl's. With respect to the one store, the underlying land is owned by a third party and leased to the Company pursuant to a long-term building or ground lease. Under the terms of a typical building or ground lease, the Company pays rent for the use of the building or land and is generally responsible for all costs and expenses associated with the building and improvements. In some cases, the Company has an option or right of first refusal to purchase the land. The ground lease terminates in 2027.

Mortgage Debt
The following table sets forth certain information regarding the mortgages encumbering the Centers, including those Centers in which the Company has less than a 100% interest. The information set forth below is as of December 31, 2025 (dollars in thousands):

Property Pledged as Collateral	Fixed or Floating	Carrying Amount(1)	Effective Interest Rate(2)	Annual Debt Service(3)	Maturity Date(4)	Balance Due on Maturity	Earliest Date Notes Can Be Defeased or Be Prepaid
Consolidated Centers:
Arrowhead Towne Center(5)	Fixed	$352,776	6.75%	23,055	2/1/28	354,259	Any Time
Crabtree Mall(6)	Floating	155,793	6.74%	9,998	8/6/29	159,100	Any Time
Danbury Fair Mall(7)	Fixed	152,455	6.59%	10,036	2/6/34	144,667	6/27/2026
Fashion Outlets of Chicago	Fixed	299,554	4.61%	13,740	2/1/31	300,000	Any Time
Fashion Outlets of Niagara Falls USA(8)	Fixed	76,995	6.52%	8,719	10/6/26	74,355	Any Time
Freehold Raceway Mall	Fixed	399,376	3.94%	15,600	11/1/29	386,013	Any Time
Fresno Fashion Fair	Fixed	324,851	3.67%	11,658	11/1/26	325,000	Any Time
Green Acres Mall	Fixed	364,632	6.62%	21,826	1/6/28	370,000	Any Time
Kings Plaza Shopping Center	Fixed	528,906	3.71%	28,973	1/1/30	487,000	Any Time
Los Cerritos Center(9)	Fixed	465,727	5.77%	30,077	11/1/27	459,667	Any Time
Pacific View	Fixed	69,691	5.45%	4,792	5/6/32	62,877	Any Time
Queens Center(10)	Fixed	523,346	5.45%	28,193	11/6/29	525,000	4/1/2027
Santa Monica Place(11)	Floating	300,000	5.27%	15,816	12/9/24	300,000	Any Time
SanTan Village Regional Center	Fixed	219,687	4.34%	9,460	7/1/29	220,000	Any Time
South Plains Mall(12)	Fixed	200,000	4.22%	8,441	11/6/25	200,000	Any Time
Victor Valley, Mall of(13)	Fixed	84,033	6.85%	5,715	9/6/34	85,000	11/21/2026
Vintage Faire Mall	Fixed	212,728	3.55%	15,069	3/6/26	211,507	Any Time
Washington Square(14)	Fixed	338,396	5.63%	18,962	4/6/35	340,000	5/6/2028
		$5,068,946

Property Pledged as Collateral	Fixed or Floating	Carrying Amount(1)	Effective Interest Rate(2)	Annual Debt Service(3)	Maturity Date(4)	Balance Due on Maturity	Earliest Date Notes Can Be Defeased or Be Prepaid
Unconsolidated Joint Venture Centers (at the Company's Pro Rata Share):
Boulevard Shops(50%)(15)	Floating	11,861	6.67%	754	12/5/28	12,000	Any Time
Broadway Plaza(50%)	Fixed	209,881	4.19%	13,172	4/1/30	189,724	Any Time
Chandler Fashion Center(50.1%)(16)	Fixed	137,319	7.15%	9,727	7/1/29	137,775	Any Time
Corte Madera, The Village at(50.1%)	Fixed	105,108	3.53%	6,074	9/1/28	98,753	Any Time
Deptford Mall(51%)	Fixed	67,931	4.00%	5,795	4/3/26	67,185	Any Time
Kierland Commons(50%)	Fixed	92,232	3.98%	6,407	4/1/27	88,724	Any Time
Scottsdale Fashion Square(50%)	Fixed	349,471	6.28%	22,052	3/6/28	350,000	Any Time
Twenty Ninth Street(51%)(17)	Fixed	76,500	4.10%	3,137	2/6/26	76,500	Any Time
Tysons Corner Center(50%)	Fixed	352,028	6.89%	23,758	12/6/28	355,000	5/7/2026
Tysons Tower(50%)	Fixed	94,763	3.38%	3,164	10/11/29	95,000	Any Time
Tysons Vita(50%)	Fixed	44,738	3.43%	1,485	12/1/30	45,000	Any Time
West Acres - Development(19%)	Fixed	1,399	3.72%	52	10/10/29	1,405	Any Time
West Acres(19%)	Fixed	11,681	4.61%	1,025	3/1/32	8,256	Any Time
		$1,554,912
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

The debt discounts as of December 31, 2025 consisted of the following:

Property Pledged as Collateral
Consolidated Centers:
Arrowhead Towne Center	$18,851
Los Cerritos Center	14,573
$33,424
The mortgage notes payable balances also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs at December 31, 2025 were $20.3 million for Consolidated Centers and $5.1 million for Unconsolidated Joint Venture Centers (at the Company's pro rata share).
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
(6)On August 7, 2025, the Company closed on an initial $159.1 million two-year term loan with two one-year extension options on Crabtree Mall. The term loan also allows for additional requested advances of up to $51.2 million based on defined conditions for capital expenditures and leasing costs for a maximum total term loan of $210.3 million. The term loan bears interest at a rate of SOFR plus 2.50%. The Company has purchased a SOFR interest rate cap for the initial term loan advance with a strike rate of 5.0% for the two-year base term of the term loan. The Company used a portion of the net proceeds from this term loan to fully repay borrowings outstanding on the Company's revolving credit facility (See Note 15—Acquisitions).
(7)On January 25, 2024, the Company replaced the existing loan with a $155.0 million loan that bears interest at a fixed rate of 6.39%, is interest only during the majority of the loan term and matures on February 6, 2034.
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
(10)On October 28, 2024, the Company closed a $525.0 million, five-year refinance of the loan on Queens Center. The new loan bears interest at a fixed rate of 5.37%, is interest only during the entire loan term and matures November 6, 2029.
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
(12)On May 14, 2024, the Company acquired the remaining 40% ownership interest in South Plains Mall that it did not previously own and has consolidated its 100% interest (See Note 15—Acquisitions). In connection with the acquisition, the Company assumed the partner's share of the loan on the property. Effective November 6, 2025, the loan was in default and accrued incremental default interest of 4%. On February 6, 2026, the Company extended the loan maturity on the $200.0 million loan at South Plains Mall to November 6, 2029, at the existing rate of 4.22%.
(13)On August 22, 2024, the Company replaced the existing loan with an $85.0 million loan that bears interest at a fixed rate of 6.72%, is interest only during the entire loan term and matures on September 6, 2034.
(14)On March 27, 2025, the Company closed a $340.0 million, ten-year loan on Washington Square, which matures on April 6, 2035. The loan bears interest at a fixed rate of 5.58% and is interest only during the entire loan term.
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
(17)Effective February 6, 2026, the loan is in default. The Company's joint venture is in negotiations with the lender on the terms of this loan.

ITEM 3.    LEGAL PROCEEDINGS
None of the Company, the Operating Partnership, the Management Companies or their respective affiliates is currently involved in any material legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The common stock of the Company is listed and traded on the New York Stock Exchange under the symbol "MAC". As of February 18, 2026, there were approximately 460 stockholders of record.
To maintain its qualification as a REIT, the Company is required each year to distribute to stockholders at least 90% of its net taxable income after certain adjustments. The Company paid all of its 2025 and 2024 quarterly dividends in cash. The timing, amount and composition of future dividends will be determined in the sole discretion of the Company's Board of Directors and will depend on actual and projected cash flow, financial condition, funds from operations, earnings, capital requirements, annual REIT distribution requirements, contractual prohibitions or other restrictions, applicable law and such other factors as the Board of Directors deems relevant. For example, under the Company's existing financing arrangements, the Company may pay cash dividends and make other distributions based on a formula derived from funds from operations (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations ("FFO")") and only if no default under the financing agreements has occurred, unless, under certain circumstances, payment of the distribution is necessary to enable the Company to continue to qualify as a REIT under the Code.
Stock Performance Graph
The following graph provides a comparison, from December 31, 2020 through December 31, 2025, of the yearly percentage change in the cumulative total stockholder return (assuming reinvestment of dividends) of the Company, the Standard & Poors ("S&P") Midcap 400 Index, and the FTSE Nareit Equity Retail Index. The FTSE Nareit Equity Retail Index is an industry index of publicly-traded REITs that include the Company.
The graph assumes that the value of the investment in each of the Company's common stock and the indices was $100 at the close of the market on December 31, 2020.
Upon written request directed to the Secretary of the Company, the Company will provide any stockholder with a list of the REITs included in the FTSE Nareit Equity Retail Index. The historical information set forth below is not necessarily indicative of future performance.

Data for the S&P Midcap 400 Index and the FTSE Nareit Equity Retail Index were provided by Research Data Group.

$250
$200
$150
$100
$50
$0
Index Value
2020
2021
2022
2023
2024
2025
Period Ended
The Macerich Company
S&P Midcap 400 Index
FTSE Nareit Equity Retail Index

Copyright© 2026 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
The Macerich Company	100.00	168.48	113.85	166.06	218.80	210.76
S&P Midcap 400 Index	100.00	124.76	108.47	126.29	143.88	154.68
FTSE Nareit Equity Retail Index	100.00	151.91	131.72	145.64	166.04	174.43

Recent Sales of Unregistered Securities
On November 25, 2025, the Company, as general partner of the Operating Partnership, issued 61,676 shares of common stock of the Company, upon redemption of 61,676 common partnership units of the Operating Partnership. These shares of common stock were issued in a private placement to a limited partner of the Operating Partnership, an accredited investor, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2025 to October 31, 2025	—	$—	—	$278,707,048
November 1, 2025 to November 30, 2025	—	—	—	$278,707,048
December 1, 2025 to December 31, 2025	—	—	—	$278,707,048
	—	$—	—

(1)On February 12, 2017, the Company's Board of Directors authorized the repurchase of up to $500.0 million of the Company's outstanding common shares from time to time as market conditions warrant.

ITEM 6.    RESERVED
Not applicable.
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, the Operating Partnership. As of December 31, 2025, the Operating Partnership owned or had an ownership interest in 37 Regional Retail Centers (including office, hotel and residential space adjacent to these shopping centers) and one community/power shopping center. These 38 Regional Retail Centers and community/power shopping center consist of approximately 39 million square feet of gross leasable area (“GLA”) and are referred to herein as the “Centers”. The Centers consist of consolidated Centers (“Consolidated Centers”) and unconsolidated joint venture Centers (“Unconsolidated Joint Venture Centers”) as set forth in “Item 2. Properties,” unless the context otherwise requires. The Company is a self-administered and self-managed REIT and conducts all of its operations through the Operating Partnership and the Management Companies.
The following discussion is based primarily on the consolidated financial statements of the Company for the years ended December 31, 2025, 2024 and 2023. It compares the results of operations and cash flows for the year ended December 31, 2025 to the results of operations and cash flows for the year ended December 31, 2024. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
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

On June 23, 2025, the Company acquired Crabtree Mall, a 1,321,000 square foot regional retail center in Raleigh, North Carolina, for a total purchase price of $290.0 million. The acquisition was initially funded with cash on hand and $100.0 million of borrowings on the Company's credit facility (See "Financing Activities" and Note 15—Acquisitions in the Notes to the Consolidated Financial Statements).
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

On December 27, 2023, the Company’s joint venture in One Westside sold the property, a 680,000 square foot office property in Los Angeles, California, for $700.0 million. The existing $324.6 million loan on the property was repaid, and $77.6 million of net proceeds were generated at the Company’s 25% ownership share, which were used to reduce the Company’s revolving credit facility. As a result of this transaction, the Company recognized its share of gain on sale of assets of $8.1 million.

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
On November 17, 2025, the Company sold an outparcel at Los Cerritos Mall in Los Cerritos, California for $5.0 million, which resulted in a loss on sale of assets of $0.2 million. The Company used the net proceeds to pay down a portion of the debt at the property of $4.5 million.
On December 10, 2025, the Company sold an outparcel at Washington Square in Portland, Oregon for $5.4 million which resulted in a gain on sale of assets of $2.6 million; and on December 19, 2025, the Company sold the retail strip center at Washington Square for $25.8 million, which resulted in a loss on sale of assets of $2.7 million. The Company used the total net proceeds of $29.7 million from these two transactions for general corporate purposes.
For the twelve months ended December 31, 2025, the Company and certain joint venture partners sold various land parcels in separate transactions, resulting in the Company’s share of the gain on sale of land of $7.1 million. The Company used its share of the proceeds from these sales of $20.1 million to pay down debt and for other general corporate purposes.
On January 15, 2026, the Company sold an additional outparcel at Washington Square in Portland, Oregon for $13.0 million and used the net proceeds of approximately $12.4 million for general corporate purposes.
The Company is under contract to sell La Cumbre Plaza, located in Santa Barbara, California, for $11.0 million, which is expected to close in the second quarter of 2026, subject to customary closing conditions. This asset is unencumbered.
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
On September 11, 2023, the Company and Operating Partnership entered into an amended and restated credit agreement, which amended and restated their prior $525.0 million credit agreement, and provides for an aggregate $650.0 million revolving credit facility that matures on February 1, 2027, with a one-year extension option. Concurrently with the entry into the amended and restated credit agreement, the Company drew $152.0 million of the amount available under the revolving credit facility and used the proceeds to repay in full amounts outstanding under the Company’s prior credit facility. (See “Liquidity and Capital Resources”).
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
On February 6, 2026, the Company extended the loan maturity on the $200.0 million loan at South Plains Mall to November 6, 2029, at the existing rate of 4.22%. The loan was previously in default as of November 6, 2025.
Effective February 6, 2026, the $76.5 million loan (at the Company’s pro rata share) at Twenty Ninth Street is in default. The Company’s joint venture is in negotiations with the lender on the terms of this loan.
Redevelopment and Development Activities:
The Company’s joint venture in Scottsdale Fashion Square, a 1,879,000 square foot regional retail center in Scottsdale, Arizona, is redeveloping a two-level Nordstrom wing with luxury-focused retail and restaurant uses. The total cost of the project is estimated to be between $84.0 million and $90.0 million, with $42.0 million to $45.0 million estimated to be the Company’s pro rata share. The Company has incurred approximately $34.0 million of the total $68.0 million incurred by the joint venture as of December 31, 2025. The opening will be in phases which began in 2024, with anticipated completion in 2027. The majority of tenants are expected to be open in 2026, with a few remaining tenants expected to open in early 2027.
The Company is redeveloping the northeast quadrant of Green Acres Mall, a 1,913,000 square foot regional retail center in Valley Stream, New York. The project will include new exterior shops and facade totaling approximately 375,000 square feet of leasing, including new grocery use, redevelopment of a vacant anchor building and demolition of another vacant anchor building. The total cost of the project is estimated to be between $130.0 million and $150.0 million. The Company has incurred approximately $43.2 million as of December 31, 2025. The majority of the tenants are expected to open in 2026 or 2027.
The Company’s joint venture in FlatIron Crossing, a 1,399,000 square foot regional retail center in Broomfield, Colorado, is developing luxury, multi-family residential units, new/repurposed retail and food and beverage uses, and a community plaza, in addition to the redevelopment of the vacant former Nordstrom store located on the property. The Company's ownership percentage is 43.4% in the residential portion of the development and 51.0% in the remainder of the property. The total cost of the project is estimated to be between $245.0 million and $265.0 million, with $125.0 million to $135.0 million estimated to be the Company’s pro rata share. The Company has incurred approximately $30.6 million of the total $64.2 million incurred by the joint venture as of December 31, 2025. The anticipated opening will be in phases beginning in 2027.
Other Transactions and Events:
The Company declared a cash dividend of $0.17 per share of its common stock for each quarter in the year ended December 31, 2025. On February 12, 2026, the Company announced a first quarter cash dividend of $0.17 per share of its common stock, which will be paid on March 30, 2026 to stockholders of record on March 16, 2026. The dividend amount will be reviewed by the Board on a quarterly basis.
In connection with the commencement of an “at the market” offering program on March 26, 2021, which is referred to as the “2021 ATM Program,” the Company entered into an equity distribution agreement with certain sales agents pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500.0 million. During the twelve months ended December 31, 2024, the Company sold 9.4 million shares of common stock for approximately $148.6 million of net proceeds through the 2021 ATM Program at a weighted average share price of $15.81. The 2021 ATM Program was fully utilized in 2024 and is no longer active.
In connection with the commencement of a separate “at the market” offering program on November 12, 2024, which is referred to as the “2024 ATM Program,” the Company entered into an equity distribution agreement with certain sales agents pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500.0 million. During the twelve months ended December 31, 2024, the Company sold 3.7 million shares of common stock for approximately $69.1 million of net proceeds through the 2024 ATM Program at a weighted average price of $18.68. During the twelve months ended December 31, 2025, the Company sold 3.1 million shares of common stock for approximately $53.9 million of net proceeds through the 2024 ATM Program at a weighted average price of $18.04. As of December 31, 2025, the Company had approximately $374.1 million of gross sales of its common stock available under the 2024 ATM Program.
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
Inflation:
Most of the leases at the Centers have rent adjustments periodically throughout the lease term. These rent increases are either in fixed increments or based on using an annual multiple of increases in the Consumer Price Index. In addition, the routine expiration of leases for spaces 10,000 square feet and under each year (See "Item 1. Business of the Company—Lease Expirations"), enables the Company to replace existing leases with new leases at higher base rents if the rents of the existing leases are below the then existing market rate. The Company has generally entered into leases that require tenants to pay a stated amount for operating expenses, generally excluding property taxes, regardless of the expenses actually incurred at any Center, which places the burden of cost control on the Company. Additionally, most leases require the tenants to pay their pro rata share of property taxes and utilities. Inflation had a negative impact on the Company's costs in 2025 and is expected to continue to have a negative impact on the Company's costs in 2026.
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
Results of Operations
Many of the variations in the results of operations, discussed below, occurred because of the transactions affecting the Company's properties described above, including those related to the Redevelopment Properties, the Acquisition Property, the JV Transition Centers and the Disposition Properties (each as defined below).
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
For the comparison of the year ended December 31, 2025 to the year ended December 31, 2024, there are no Redevelopment Properties.
For the comparison of the year ended December 31, 2025 to the year ended December 31, 2024, the Acquisition Property is Crabtree Mall (See "Acquisitions" in Management's Overview and Summary).
For the comparison of the year ended December 31, 2025 to the year ended December 31, 2024, the JV Transition Centers are Arrowhead Towne Center, Chandler Fashion Center, Los Cerritos Center, Washington Square and South Plains Mall (See "Acquisitions" in Management's Overview and Summary).
For the comparison of the year ended December 31, 2025 to the year ended December 31, 2024, the Disposition Properties are The Oaks, Southridge Mall, Wilton Mall, Southpark Mall, Lakewood Center, Valley Mall, former department store parcels at Valle Vista Mall in Harlingen, Texas and in Petaluma, California and the outparcel sales at Los Cerritos Mall in Los Cerritos, California and Washington Square in Portland, Oregon (See "Dispositions" in Management's Overview and Summary).

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
During the trailing twelve months ended December 31, 2025, comparable tenant sales for spaces less than 10,000 square feet across the portfolio increased by 1.2% relative to the twelve months ended December 31, 2024. The leased occupancy rate of 94.0% at December 31, 2025 represented a 0.1% decrease from 94.1% at December 31, 2024 and a 0.6% sequential increase compared to the 93.4% occupancy rate at September 30, 2025. Releasing spreads increased as the Company executed leases at an average rent of $69.77 for new and renewal leases executed compared to $65.39 on leases expiring, resulting in a releasing spread increase of $4.38 per square foot, or 6.7%, for the trailing twelve months ended December 31, 2025. This was the Company's seventeenth consecutive quarter of positive base rent leasing spreads.
The Company continues to renew or replace leases that are scheduled to expire in 2026, however, due to a variety of factors, the Company cannot be certain of its ability to sign, renew or replace leases expiring in 2026 or beyond. These leases that are scheduled to expire represent approximately 840,000 square feet of the Centers, accounting for 14.65% of the GLA of mall stores and freestanding stores, for spaces 10,000 square feet and under, as of December 31, 2025. These calculations exclude Centers under development or redevelopment and property dispositions (See “Acquisitions,” "Dispositions" and "Redevelopment and Development Activities" in Management's Overview and Summary), and include square footage of Centers owned by joint ventures at the Company’s share.
As of December 31, 2025, the Company has executed renewal leases or commitments on 78% of its square footage expiring in 2026, which leases are expected to commence throughout 2026 and 2027 and another 15% of such expiring space is in the letter of intent stage. Excluding those leases, the remaining leases expiring in 2026, which represent approximately 130,000 square feet of the Centers, are in the prospecting stage.
The Company has entered into 153 leases for new stores totaling approximately 1.0 million square feet that have opened or are planned for opening in 2026, and another 33 leases for new stores totaling approximately 830,000 square feet opening after 2026. In total, through 2028, new store leases are expected to produce total rent of approximately $107 million (at the Company's pro-rata share) in excess of the rent generated from prior uses in those same spaces. While there may be additional new space openings in 2026, any such leases are not yet executed.
During the trailing twelve months ended December 31, 2025, the Company signed 397 new leases and 802 renewal leases comprising approximately 7.1 million square feet of GLA, of which 5.2 million square feet is related to the consolidated Centers. The average tenant allowance was $29.10 per square foot.
Outlook
During the second quarter of 2024, the Company unveiled the Path Forward Plan, which is a multi-pronged strategy to improve the Company’s balance sheet, while also making inward-facing enhancements to both bolster company culture and improve key business processes to gain operating efficiencies. Essential goals of the Path Forward Plan include:

•Deleverage the capital structure, with a focus on reducing the Company’s Net Debt to Adjusted EBITDA leverage         ratio over the next two to three years;
•Invest in and fortify the Company’s key assets in the portfolio;
•Proactively consolidate selected joint venture assets over time that are core to the Company’s overall strategy;
•Deliver a post-deleveraging Funds From Operations (“FFO”) launch point goal over the next two to three years;
•Achieve outstanding operational results through rigorous internal process improvements; and
•Position the Company to take an offensive stance on strategic acquisitions, reinvestment and targeted development.
The Company may achieve these goals through a variety of methods and the timing, extent and impact of any transactions that the Company has or will undertake while implementing the Path Forward Plan may vary and evolve. In order to deleverage its capital structure, the Company may pursue asset dispositions and acquisitions, experience organic growth in

EBITDA as tenants in its lease pipeline open for business, be selective about undertaking new development and redevelopment projects, and/or issue common stock. Asset sales will focus on whether a property is core to the Company’s strategy and may include defaulting on certain mortgage debts on the Company’s properties and giving possession of such secured properties to the lender. Additionally, as part of the Path Forward Plan, the Company is targeting for disposition certain outparcels, freestanding retail assets, non-enclosed mall assets and vacant land. The Company also began acquiring properties in June 2025 with the acquisition of Crabtree Mall and will continue to look for other strategic acquisition opportunities that would complement the Company's portfolio.
As a further update to the Company’s Path Forward Plan and to provide a strategic disposition plan that refines the portfolio and creates a more focused platform for growth, the Company identified the following Centers as the go-forward portfolio Centers as of the date of this Annual Report on Form 10-K (the “Go-Forward Portfolio Centers”). The Go-Forward Portfolio Centers are subject to change.

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

(a) Included in Consolidated Centers
(b) Included in Unconsolidated Joint Venture Centers

Further, the Company has a long-term four-pronged business strategy that focuses on the acquisition, leasing and management, redevelopment and development of regional retail centers. Although some of the key performance indicators at the Centers continued to improve during 2025, operating results in 2025 were and are expected to continue to be negatively impacted by certain external factors, including sustained inflation, tariffs and elevated interest rates, as well as the impact from the bankruptcies of Express, Forever 21 and Claire's, and resulting store closures, and any future tenant bankruptcies.

Traffic levels at the Company’s Centers for 2025 were flat compared to 2024 levels. Comparable tenant sales from spaces less than 10,000 square feet across the portfolio for the trailing twelve months ended December 31, 2025 increased by 1.2% compared to the same period in 2024. Portfolio tenant sales per square foot for spaces less than 10,000 square feet for the trailing twelve months ended December 31, 2025 were $881 compared to $837 for the twelve months ended December 31, 2024.

During 2025, the Company signed 1,199 new and renewal leases for approximately 7.1 million square feet, compared to 819 leases and 3.9 million square feet signed during 2024. This leasing volume represented a 46% increase in the number of leases and an 85% increase in the amount of square footage leased compared to the same period in 2024 on a comparable center basis.

The Company believes that diversity of use within its tenant base has been, and will continue to be, a prominent internal growth catalyst at its Centers going forward, as new uses enhance the productivity and diversity of the tenant mix and have the potential to significantly increase customer traffic at the applicable Centers. During the year ended December 31, 2025, the Company signed leases for new stores with new-to-Macerich portfolio uses for over 470,000 square feet, with another 130,000 square feet of such new-to-Macerich portfolio leases currently in negotiation as of the date of this Annual Report on Form 10-K.

As of December 31, 2025, the leased occupancy rate decreased to 94.0%, a 0.1% decrease compared to the leased occupancy rate of 94.1% at December 31, 2024 and a 0.6% sequential increase compared to the leased occupancy rate of 93.4% at September 30, 2025.
Many of the Company’s leases contain co-tenancy clauses. Certain Anchor or small tenant closures have become vacant, and co-tenancy clauses within certain leases may be triggered as a result. The Company does not anticipate that the negative impact of such clauses on lease revenue will be significant.

The pace of bankruptcy filings involving the Company’s tenants has remained steady in recent years but is substantially lower than 2021 levels. For the year ended December 31, 2025, there were eight bankruptcy filings involving the Company’s tenants, including the bankruptcies of Forever 21 and Claire's, totaling 67 leases and representing approximately 873,000 square feet of leased space and approximately $12.9 million of annual leasing revenue at the Company's share. Since the beginning of 2026 and through the date of this Annual Report on Form 10-K, there were three bankruptcy filings involving the Company’s tenants, including the bankruptcy of Saks Global LLC, totaling 14 leases and representing approximately 250,000 square feet of leased space and approximately $2.9 million of annual leasing revenue at the Company’s share. Based on current information and market data, the Company expects that the pace of bankruptcy filings in 2026 will continue to be lower than the average bankruptcy rate over the last decade but the Company will continue to monitor the impact of tariffs and other economic conditions on the Company's tenants.

During 2026, the Company expects to generate positive cash flow after recurring operating capital expenditures, leasing capital expenditures and payment of dividends. This assumption does not include any potential capital generated from dispositions, refinancings or issuances of common stock. To the extent available, any excess cash flow may be used to fund the Company's development and redevelopment pipeline and/or to de-lever the Company’s balance sheet.

The Company continues to actively address its near-term, non-recourse loan maturities, with eleven completed transactions since the beginning of 2024, totaling approximately $2.1 billion, or approximately $1.9 billion at the Company’s pro rata share. For additional information on the Company’s financing transactions in 2024 through the date of this Annual Report on Form 10-K, see “Financing Activities” and "Liquidity and Capital Resources".

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
Comparison of Years Ended December 31, 2025 and 2024
Revenues:
Leasing revenue increased by $100.3 million, or 11.8%, from 2024 to 2025. The increase in leasing revenue is attributed to increases of $98.7 million from the JV Transition Centers, $23.8 million from the Acquisition Property and $3.1 million from the Same Centers offset in part by decreases of $18.4 million from the Disposition Properties and $6.9 million from Santa Monica Place. Leasing revenue includes the amortization of above and below-market leases, the amortization of straight-line rents, lease termination income, percentage rent and the recovery of bad debts. The amortization of above and below-market leases decreased from $5.3 million in 2024 to $4.3 million in 2025. The amortization of straight-line rents increased from $(0.8) million in 2024 to $4.5 million in 2025. Lease termination income increased from $2.9 million in 2024 to $7.0 million in 2025. Percentage rent increased from $34.3 million in 2024 to $34.6 million. Provisions for bad debts decreased from $6.2 million in 2024 to $4.6 million in 2025.

Other income increased from $37.9 million in 2024 to $40.5 million in 2025. This increase is primarily due to an increase in parking income related to the Same Centers and interest income.
Shopping Center and Operating Expenses:
Shopping center and operating expenses increased $19.5 million, or 6.3%, from 2024 to 2025. The increase in shopping center and operating expenses is attributed to increases of $18.5 million from the JV Transition Centers, $6.0 million from the Acquisition Property and $4.5 million from the Same Centers, which is primarily due to increased maintenance, utilities and snow removal costs, offset in part by a decrease of $11.1 million from the Disposition Properties. Additionally, $1.6 million of the increase is attributable to Santa Monica Place.
Leasing Expenses:
Leasing expenses increased from $41.3 million in 2024 to $46.6 million in 2025 due to an increase in compensation expense.
Management Companies' Operating Expenses:
Management Companies' operating expenses increased $2.6 million from 2024 to 2025 due to an increase in compensation expense.
REIT General and Administrative Expenses:
REIT general and administrative expenses increased by $3.4 million due primarily to an increase in compensation expense.
Depreciation and Amortization:
Depreciation and amortization increased $62.3 million from 2024 to 2025. The increase in depreciation and amortization is attributed to increases of $46.7 million from the JV Transition Centers, $14.1 million from the Acquisition Property and $4.5 million from the Same Centers offset in part by a decrease of $3.8 million from the Disposition Properties. Additionally, $0.8 million of the increase is attributable to Santa Monica Place.
Interest Expense:
Interest expense increased $63.6 million from 2024 to 2025. The increase in interest expense is attributed to increases of $41.2 million from the JV Transition Centers, $11.3 million from the financing arrangement (See Note 12—Financing Arrangement in the Company's Notes to the Consolidated Financial Statements), $10.4 million from the Same Centers, $4.7 million from the Acquisition Property and $0.8 million from the Dispositions Properties offset in part by $8.4 million from lower outstanding balances on the Company's revolving line of credit. Additionally, $3.6 million of the increase is attributable to Santa Monica Place, which includes default interest expense of $3.3 million. The increase in interest income from the financing arrangement is primarily due to the change in fair value of the underlying properties and the mortgage notes payable on the underlying properties and Chandler Freehold no longer being accounted for as a financing arrangement (See Note 12—Financing Arrangement in the Company's Notes to the Consolidated Financial Statements).
The above interest expense items are net of capitalized interest, which decreased from $22.6 million in 2024 to $17.3 million in 2025.
Equity in Income (Loss) of Unconsolidated Joint Ventures:
Equity in income (loss) of unconsolidated joint ventures increased $233.3 million from 2024 to 2025. The increase in equity in income (loss) of unconsolidated joint ventures is primarily due to the write-down of the Company's investment in Los Angeles Premium Outlets of $57.7 million in 2024 and impairment losses of $121.1 million recognized in 2024 as a result of the shortening of holding periods on certain joint venture assets as compared to gains recognized in 2025 related to the sale of Atlas Park of $12.0 million (See Note 4—Investments in Unconsolidated Joint Ventures in the Company’s Notes to the Consolidated Financial Statements).
(Loss) Gain on Sale or Write Down of Assets, net:
(Loss) gain on sale or write down of assets, net increased $162.4 million from 2024 to 2025. The increase is primarily due to impairment losses in 2025 of $147.4 million recognized as a result of the reduction in the estimated holding periods of certain properties, including Santa Monica Place, Valley Mall and South Park Mall offset in part by a $21.1 million gain on the sale of Lakewood Center as compared to gains recognized in 2024 of $334.3 million relating to the Company no longer accounting for its investment in Chandler Fashion Center as a financing arrangement (See Note 12 – Financing Arrangement and Note 16 – Dispositions in the Company’s Notes to the Consolidated Financial Statements) and $42.8 million from the sale of the Company's ownership interest in Biltmore Fashion Park offset in part by impairment losses in 2024 of $334.3 million recognized as a result of the reduction in the estimated holding periods of certain properties, including Fashion District Philadelphia, The Oaks, Santa Monica Place and Wilton Mall.
Net Loss:
Net loss increased $3.4 million from 2024 to 2025. The increase in net loss is primarily due to the variances noted above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders—diluted, excluding financing expense in connection with Chandler Freehold, gain or loss on extinguishment of debt, net, accrued default interest expense and loss on non-real estate investments increased 8.7% from $365.3 million in 2024 to $397.0 million in 2025. For a reconciliation of net loss attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders–basic and diluted, and FFO attributable to common stockholders and unit holders, excluding financing expense in connection with Chandler Freehold, (gain) loss on extinguishment of debt, net, accrued default interest expense and loss (gain) on non-real estate investments–diluted, see "Funds From Operations ("FFO")" below.
Net Operating Income (“NOI”) – Go-Forward Portfolio Centers
Primarily as a result of the factors mentioned above, NOI from the Go-Forward Portfolio Centers, excluding lease termination income, increased 1.8% from $716.7 million in 2024 to $729.8 million in 2025. For a reconciliation of net loss attributable to the Company, the most directly comparable GAAP financial measure, to NOI- All Centers and NOI – Go-Forward Portfolio Centers, see “Net Operating Income – Go-Forward Portfolio Centers” below.
Cash Flows from Operating Activities:
Cash provided by operating activities increased $38.2 million from 2024 to 2025. The increase is primarily due to the changes in assets and liabilities and the results, as discussed above.
Cash Flows from Investing Activities:
Cash (used in) provided by investing activities increased $345.1 million from 2024 to 2025. The change in cash (used in) provided by investing activities is primarily attributed to increases in acquisitions of property of $96.1 million, increases of $108.6 million from contributions to unconsolidated joint ventures and decreases in proceeds from sale of assets of $122.5 million. The increase in the acquisitions of property is due to the acquisition of Crabtree Mall (See "Acquisitions" in Management's Overview and Summary). The increase in contributions to unconsolidated joint ventures is primarily due to contributions to Flatiron Crossing in 2025 to payoff the remaining loan balance (See "Financing Activities" in Management's Overview and Summary).
Cash Flows from Financing Activities:
Cash provided by (used in) financing activities increased $515.3 million from 2024 to 2025. The change in cash provided by (used in) financing activities is primarily due to a decrease in payments on mortgages, bank and other notes payable of $1.8 billion offset in part by decreases in proceeds from mortgages, bank and other notes payable of $625.9 million, decreases in proceeds from stock offerings of $603.8 million and an increase in dividends and distributions of $26.9 million.
Comparison of Years Ended December 31, 2024 and 2023
Discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023 was included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 on page 50 under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", which was filed with the SEC on February 28, 2025.

Liquidity and Capital Resources
The Company anticipates meeting its liquidity needs for its operating expenses, debt service and dividend requirements for the next twelve months and beyond through cash generated from operations, distributions from unconsolidated joint ventures, working capital reserves and/or borrowings under its revolving credit facility.
Additionally, the Company is focused on implementing the Path Forward Plan, including its goal to reduce its Net Debt to Adjusted EBITDA leverage ratio to a lower level over the next two to three years. The Company may achieve this goal, and other goals set in connection with the Path Forward Plan, through a variety of methods and the timing, extent and impact of any transactions that the Company has or will undertake while implementing the Path Forward Plan may vary and evolve. In order to deleverage its capital structure, the Company may pursue asset dispositions and acquisitions, experience organic growth in EBITDA as tenants in its lease pipeline open for business, be selective about undertaking new development and redevelopment projects, and/or issue common stock. Asset sales will focus on whether a property is core to the Company’s strategy and may include defaulting on certain mortgage debts on the Company’s properties and giving possession of such secured properties to the lender.
Uses of Capital
The following tables summarize capital expenditures and lease acquisition costs incurred at the Centers (at the Company's pro rata share) for the years ended December 31:

(Dollars in thousands)	2025	2024	2023
Consolidated Centers:
Acquisitions of property(1)	$290,000	$170,829	$46,687
Property improvements	34,622	43,230	36,338
Development, redevelopment, expansion and renovation of Centers	100,210	104,513	94,601
Tenant allowances	31,398	20,615	27,083
Deferred leasing charges	5,489	4,442	5,595
	$461,719	$343,629	$210,304
Joint Venture Centers (at the Company's pro rata share):
Property improvements	$9,327	$14,440	$17,628
Development, redevelopment, expansion and renovation of Centers	77,735	39,759	58,091
Tenant allowances	14,293	20,972	18,533
Deferred leasing charges	3,632	5,628	4,644
	$104,987	$80,799	$98,896
_______________________________________________________________________________
(1) For the twelve months ended December 31, 2025, this includes the $290.0 million acquisition of Crabtree Mall, excluding closing adjustments and other related transaction costs (See "Acquisitions" in Management's Overview and Summary).

For the twelve months ended December 31, 2024, this includes cash paid of $129.0 million, excluding the assumption of the partner's share of certain cash balances, on October 24, 2024, for the Company's acquisition of its joint venture partner's 40% interest in Lakewood Center, Los Cerritos Center and Washington Square. The total purchase price also included the assumption of the partner's share of debt. The Company now owns 100% of these regional retail centers. On August 18, 2025, Lakewood Center was sold (See "Acquisitions" and "Dispositions" in Management's Overview and Summary). In addition, for the twelve months ended December 31, 2024, this includes cash paid of $36.4 million on May 14, 2024, for the Company's acquisition of its joint venture partner's 40% interest in Arrowhead Towne Center and South Plains Mall. The total purchase price also included the assumption of the partner's share of debt. The Company now owns 100% of these regional retail centers (See "Acquisitions" in Management's Overview and Summary).

For the twelve months ended December 31, 2023, this includes the Company's acquisition of its joint venture partner's (Seritage) 50% interest in five former Sears parcels on May 18, 2023, for $46.7 million. The Company now owns 100% of these five parcels located at Chandler Fashion Center, Danbury Fair Mall, Freehold Raceway Mall, Los Cerritos Center and Washington Square (See "Acquisitions" in Management's Overview and Summary).
The Company expects amounts to be incurred during the next twelve months for tenant allowances and deferred leasing charges to be approximately $75.0 million to $100.0 million. The Company expects to incur approximately $250.0 million to $300.0 million during 2026 for development, redevelopment, expansion and renovations, which includes Scottsdale Fashion Square, Green Acres Mall and FlatIron Crossing (See "Redevelopment and Development Activities" in Management’s Overview and Summary). Capital for these expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of cash on hand, cash generated from operations, asset sales, debt or equity financings, which may include borrowings under the Company's revolving credit facility and sales of common stock, from property financings and construction loans, each to the extent available. The Company will be very selective in undertaking any future development or redevelopment projects and may choose to pause existing projects if the Company believes they are no longer economically viable.
Sources of Capital
The Company has also generated liquidity in the past, and may continue to do so in the future, through equity offerings and issuances, property refinancings, joint venture transactions and the sale of non-core assets. Asset sales will focus on whether a property is core to the Company's strategy and may include defaulting on certain mortgage debts on the Company's properties and giving possession of such secured properties to the lender. For example, since implementing the Path Forward Plan in the second quarter of 2024, the Company has sold joint venture interests in properties and consolidated properties as described in "—Dispositions" in Management's Overview and Summary. The Company used its share of proceeds from these transactions to pay down its revolving credit facility and other debt obligations. During the year ended December 31, 2025, the Company and certain joint venture partners sold various land parcels in separate transactions for aggregate proceeds of $20.1 million (at the Company's share), which the Company used to pay down debt and for other general corporate purposes.
Furthermore, the Company has filed a shelf registration statement, which registered an unspecified amount of common stock, preferred stock, depositary shares, debt securities, warrants, rights, stock purchase contracts and units that may be sold from time to time by the Company.
On each of March 26, 2021 and November 12, 2024, the Company registered separate “at the market” offering programs, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500.0 million under each of the 2021 ATM Program and the 2024 ATM Program, in each case, in amounts and at times to be determined by the Company. During the twelve months ended December 31, 2024, 13.1 million shares of common stock were issued under the ATM Programs. The 2021 ATM Program was fully utilized in 2024 and is no longer active. During the twelve months ended December 31, 2025, 3.1 million shares of common stock were issued under the 2024 ATM Program. As of December 31, 2025, the Company had approximately $374.1 million of gross sales of its common stock available under the 2024 ATM Program. The following table sets forth certain information with respect to issuances made under the 2024 ATM Program as of December 31, 2025.

(Dollars and shares in thousands)	2024 ATM Program
For the Three Months Ended:	Number of Shares Issued	Net Proceeds	Sales Commissions
March 31, 2025	—	$—	$—
June 30, 2025	—	—	—
September 30, 2025	2,783	49,044	1,004
December 31, 2025	277	4,847	100
Total	3,060	$53,891	$1,104

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
The Company's total outstanding loan indebtedness, which includes mortgages and other notes payable, at December 31, 2025 was $6.59 billion (consisting of $5.07 billion of consolidated debt, less $0.03 billion of noncontrolling interests, plus $1.55 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's revolving credit facility or cash on hand, with the exception of Santa Monica Place and Twenty Ninth Street (See “—Financing Activities” in

Management’s Overview and Summary). The $76.5 million mortgage loan (at the Company's pro rata share) on Twenty Ninth Street is in default as of February 6, 2026. The Company's joint venture is in negotiations with the lender on the terms of the loan.
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
Additionally, as of December 31, 2025, the Company was contingently liable for $1.0 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. As of December 31, 2025, $0.4 million of these letters of credit were secured by restricted cash. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company continues to actively address its near-term, non-recourse loan maturities, with eleven completed transactions since the beginning of 2024 totaling approximately $2.1 billion, or approximately $1.9 billion at the Company’s pro rata share. For additional information on the Company’s financing transactions in 2024 through the date of this Annual Report on Form 10-K, see “Financing Activities” in Management’s Overview and Summary.
On September 11, 2023, the Company and the Operating Partnership entered into an amended and restated credit agreement, which amended and restated their prior credit agreement, and provides for an aggregate $650.0 million revolving credit facility that matures on February 1, 2027, with a one-year extension option. The revolving credit facility can be expanded up to $950.0 million, subject to receipt of lender commitments and other conditions. All obligations under the credit facility are guaranteed unconditionally by the Company and are secured in the form of mortgages on certain wholly-owned assets and pledges of equity interests held by certain of the Company’s subsidiaries. The new revolving credit facility bears interest, at the Operating Partnership’s option, at either the base rate (as defined in the credit agreement) or adjusted term SOFR (as defined in the credit agreement) plus, in both cases, an applicable margin. The applicable margin depends on the Company’s overall leverage ratio and ranges from 1.00% to 2.50% over the selected index rate. As of December 31, 2025, the borrowing rate was SOFR plus a spread of 2.10%. As of December 31, 2025, there were no borrowings outstanding under the revolving credit facility. Unamortized deferred finance costs were $7.9 million as of December 31, 2025, which are netted against balances outstanding or within deferred charges and other assets, net when no borrowings are outstanding on the revolving credit facility which was the case as of December 31, 2025. As of December 31, 2025, the Company’s availability under the revolving credit facility for additional borrowings was $649.4 million.
Cash dividends and distributions for the twelve months ended December 31, 2025 were $188.2 million (including distributions from consolidated joint ventures of $4.5 million), which were funded by operations.
At December 31, 2025, the Company was in compliance with all applicable loan covenants under its agreements, with the exception of Santa Monica Place, as discussed above.
At December 31, 2025, the Company had cash and cash equivalents of $280.2 million.

Material Cash Commitments:
The following is a schedule of material cash commitments as of December 31, 2025 for the Consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Cash Commitments	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)(1)	$5,981,378	$1,358,939	$1,560,906	$1,973,485	$1,088,048
Lease obligations(2)	116,056	12,012	21,016	13,283	69,745
	$6,097,434	$1,370,951	$1,581,922	$1,986,768	$1,157,793
_______________________________________________________________________________
(1)Interest payments on floating rate debt were based on rates in effect at December 31, 2025.
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
FFO and FFO on a diluted basis are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization, as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. The Company believes that such a presentation also provides investors with a more meaningful measure of its operating results in comparison to the operating results of other REITs. In addition, the Company believes that FFO excluding financing expense in connection with Chandler Freehold, impact associated with extinguishment of debt, accrued default interest expense and impact of non-cash changes in the market value of non-real estate investments provides useful supplemental information regarding the Company’s performance as it shows a more meaningful and consistent comparison of the Company’s operating performance and allows investors to more easily compare the Company’s results. On March 19, 2024, the Company closed on a three-year extension of the Fashion Outlets of Niagara Falls non-recourse loan and all default interest expense was reversed. Effective April 9, 2024, default interest expense has been accrued on the non-recourse loan on Santa Monica Place. Effective November 6, 2025, default interest expense has been accrued on the non-recourse loan at South Plains Mall. The Company is required under GAAP to accrue default interest expense, which is expected to be reversed or paid, once a loan is modified or once title to the mortgaged loan collateral is transferred. The Company believes that default interest on non-recourse loans, and any related reversal thereof should be excluded. The Company holds certain non-real estate investments that are subject to mark to market changes every quarter. These investments are not core to the Company's business, and the changes to market value and the related gain or loss are entirely non-cash in nature. As a result, the Company believes that the gain or loss on non-real estate investments should be excluded. In the first quarter of 2024, the Company updated its presentation to exclude gain or loss on non-real estate investments for the reasons noted above. The Company recast the presentation for prior periods to reflect this change.
The Company believes that FFO does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net (loss) income as defined by GAAP, and is not indicative of cash available to fund all cash flow needs. The Company also cautions that FFO, as presented, may not be comparable to similarly titled measures reported by other real estate investment trusts.
Management compensates for the limitations of FFO by providing investors with financial statements prepared according to GAAP, along with this detailed discussion of FFO and a reconciliation of net (loss) income to FFO and FFO—diluted. Management believes that to further understand the Company's performance, FFO should be compared with the Company's reported net (loss) income and considered in addition to cash flows in accordance with GAAP, as presented in the Company's consolidated financial statements. The following reconciles net (loss) income attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted and FFO attributable to common stockholders and unit holders—basic and diluted, excluding financing expense in connection with Chandler Freehold, (gain) loss on extinguishment of debt, net, accrued default interest expense and loss (gain) on non-real estate investments for the years ended December 31, 2025, 2024, 2023, 2022 and 2021 (dollars and shares in thousands):

	2025	2024	2023	2022	2021
Net (loss) income attributable to the Company	$(197,149)	$(194,120)	$(274,065)	$(66,068)	$14,263
Adjustments to reconcile net (loss) income attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted:
Noncontrolling interests in the Operating Partnership	(8,344)	(8,766)	(11,389)	(2,660)	714
Loss (gain) on sale or write down of consolidated assets, net	123,417	(38,959)	134,523	(7,698)	(75,740)
Add: gain on undepreciated asset sales from consolidated assets	6,545	1,130	3,705	16,091	19,461
Less: loss on write-down of non-real estate sales or write-down of assets—consolidated assets	—	—	—	(2,000)	(2,200)
Add: noncontrolling interests share of (loss) gain on sale or write-down of assets—consolidated assets	(42)	330	2,224	6,287	9,732
(Gain) loss on sale or write down of assets—unconsolidated joint ventures(1)	(8,299)	180,089	136,377	19,397	4,931
Add: gain on sale of undepreciated assets—unconsolidated joint ventures(1)	569	1,643	7,102	7,794	93
Depreciation and amortization on consolidated assets	357,083	294,780	282,361	291,612	311,129
Less: noncontrolling interests in depreciation and amortization—consolidated assets	(2,294)	(4,382)	(11,938)	(21,592)	(29,239)
Depreciation and amortization—unconsolidated joint ventures(1)	114,214	148,740	170,199	176,303	182,956
Less: depreciation on personal property	(6,769)	(6,801)	(7,987)	(12,834)	(12,955)
FFO attributable to common stockholders and unit holders—basic and diluted	378,931	373,684	431,112	404,632	423,145
Financing (expense) income in connection with Chandler Freehold	—	(12,829)	(26,311)	32,902	(955)
(Gain) loss on extinguishment of debt, net—consolidated assets	—	(14,403)	(8,208)	—	1,007
Accrued default interest expense	13,411	7,856	6,417	—	—
Loss (gain) on non-real estate investments	4,629	11,027	10,203	9,560	(20,158)
FFO attributable to common stockholders and unit holders excluding financing expense in connection with Chandler Freehold, (gain) loss on extinguishment of debt, net, accrued default interest expense and loss (gain) on non-real estate investments—diluted	$396,971	$365,335	$413,213	$447,094	$403,039
Weighted average number of FFO shares outstanding for:
FFO attributable to common stockholders and unit holders—basic(2)	264,972	231,864	224,501	223,678	207,991
Adjustments for the impact of dilutive securities in computing FFO—diluted:
Share and unit-based compensation plans	—	—	—	—	—
FFO attributable to common stockholders and unit holders—diluted(3)	264,972	231,864	224,501	223,678	207,991
_______________________________________________________________________________
(1)Unconsolidated assets are presented at the Company's pro rata share.
(2)Calculated based upon basic net income as adjusted to reach basic FFO. During the years ended December 31, 2025, 2024, 2023, 2022 and 2021, there were 10.8 million, 10.0 million, 9.0 million, 8.6 million and 9.9 million OP Units outstanding, respectively.
(3)The computation of FFO—diluted shares outstanding includes the effect of share and unit-based compensation plans and the convertible senior notes using the treasury stock method. It also assumes the conversion of MACWH, LP common and preferred units to the extent that they are dilutive to the FFO—diluted computation.

Net Operating Income – Go-Forward Portfolio Centers (“NOI – Go-Forward Portfolio Centers)
The Company presents NOI – Go-Forward Portfolio Centers because the Company believes it is useful for investors to evaluate the operating performance of comparable centers. NOI – Go-Forward Portfolio Centers is calculated using earnings before interest, income taxes, depreciation, amortization, noncontrolling interests in the Operating Partnership, extraordinary items, loss (gain) on remeasurement, sale or write down of assets, loss (gain) on extinguishment of debt and preferred dividends and includes joint ventures at their pro rata share and eliminating the impact of the Management Companies’ revenues and operating expenses, leasing expenses (including joint ventures at pro rata), the Company’s REIT general and administrative expenses, corporate and other income and expenses and the straight-line and above/below market adjustments to minimum rents and subtracting out NOI from non-Go-Forward Portfolio Centers. The Company also presents NOI – Go-Forward Portfolio Centers, excluding lease termination income, as the Company believes that it is useful for investors to evaluate operating performance without the impact of lease termination income.
Management compensates for the limitations of NOI – Go-Forward Portfolio Centers by providing investors with financial statements prepared according to GAAP, along with this detailed discussion of NOI – Go-Forward Portfolio Centers and a reconciliation of net loss attributable to the Company to NOI – All Centers and NOI – Go-Forward Portfolio Centers. Management believes that to further understand the Company’s performance, NOI – All Centers and NOI – Go-Forward Portfolio Centers should be compared with the Company’s reported net income (loss), as presented in the Company’s consolidated financial statements.
The following reconciles net loss attributable to the Company to NOI – All Centers and NOI – Go-Forward Portfolio Centers for the years ended December 31, 2025 and 2024 (dollars in thousands):

	2025	2024
Net loss attributable to the Company	$(197,149)	$(194,120)
Interest expense - consolidated assets	283,542	219,987
Interest expense - unconsolidated joint ventures (pro rata)	83,101	130,217
Depreciation and amortization - consolidated assets	357,083	294,780
Depreciation and amortization - unconsolidated joint ventures (pro rata)	114,214	148,740
Noncontrolling interests in the OP	(8,344)	(8,766)
Less: Interest expense and depreciation and amortization
allocable to noncontrolling interests in consolidated joint ventures	(3,732)	(9,736)
Gain on extinguishment of debt	—	(14,403)
Loss (gain) on sale or write down of assets, net - consolidated assets	123,417	(38,959)
(Gain) loss on sale or write down of assets, net - unconsolidated joint ventures (pro rata)	(8,299)	180,089
Add: Noncontrolling interests share of (loss) gain on sale or write-down of consolidated joint ventures, net	(42)	330
Income tax benefit	(2,193)	(1,300)
Distributions on preferred units	348	348
REIT general and administrative expenses	31,539	28,145
Management Companies' revenues	(22,706)	(29,814)
Management Companies' operating expenses	84,644	82,059
Leasing expenses, including joint ventures at pro rata	49,333	44,152
Corporate and other income (1)	(31,575)	(5,546)
Straight-line and above/below market rent adjustments	(11,706)	(5,972)
NOI - All Centers	841,475	820,231
NOI of non-Go-Forward Portfolio Centers (2)	(102,968)	(100,791)
NOI - Go-Forward Portfolio Centers (2)	738,507	719,440
Lease termination income of Go-Forward Portfolio Centers	(8,697)	(2,773)
NOI - Go-Forward Portfolio Centers, excluding lease termination income	729,810	716,667

NOI - Go-Forward Portfolio Centers percentage change, including lease termination income	2.7%
NOI - Go-Forward Portfolio Centers percentage change, excluding lease termination income	1.8%
     _______________________________________________________________________________
(1)Includes (income) expense components excluded from NOI - All Centers, including legal claims settlement income, interest income, non-real estate investments, and other assets.
(2)For purposes of this calculation, the Acquisition Property (Crabtree Mall), is included in the non Go-Forward Portfolio Centers and excluded from the Go-Forward Portfolio Centers as it was acquired on June 23, 2025 and was not held for the same period in 2024.

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
The following table sets forth information as of December 31, 2025 concerning the Company's long term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the years ending December 31,
	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long term debt:
Fixed rate(1)	$845,700	$490,009	$744,265	$1,149,849	$489,025	$944,697	$4,663,545	$4,521,473
Average interest rate	3.94%	4.00%	4.96%	4.65%	3.62%	5.48%	4.56%
Floating rate	300,000	—	—	159,100	—	—	459,100	461,281
Average interest rate	5.27%	—%	—%	6.28%	—%	—%	5.62%
Total debt—Consolidated Centers	$1,145,700	$490,009	$744,265	$1,308,949	$489,025	$944,697	$5,122,645	$4,982,754
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long term debt (at the Company's pro rata share):
Fixed rate	$154,511	$97,138	$810,883	$239,821	$236,621	$8,986	$1,547,960	$1,530,254
Average interest rate	3.93%	3.95%	6.03%	5.50%	4.01%	4.61%	5.29%
Floating rate	—	—	12,000	—	—	—	12,000	12,180
Average interest rate	—%	—%	6.28%	—%	—%	—%	6.28%
Total debt—Unconsolidated Joint Venture Centers	$154,511	$97,138	$822,883	$239,821	$236,621	$8,986	$1,559,960	$1,542,434
_______________________________________________________________________________
(1)On February 6, 2026, the Company extended the loan maturity on the $200.0 million loan at South Plains Mall to November 6, 2029, at the existing rate of 4.22%. The loan was previously in default as of November 6, 2025.
The Consolidated Centers' total fixed rate debt at December 31, 2025 and 2024 was $4.7 billion. The average interest rate on such fixed rate debt at December 31, 2025 and 2024 was 4.56% and 4.40%, respectively. The Consolidated Centers' total floating rate debt at December 31, 2025 and 2024 was $0.5 billion and $0.4 billion, respectively. The average interest rate on such floating rate debt at December 31, 2025 and 2024 was 5.62% and 6.21%, respectively.
The Company's pro rata share of the Unconsolidated Joint Venture Centers' fixed rate debt at December 31, 2025 and 2024 was $1.5 billion and $1.6 billion, respectively. The average interest rate on such fixed rate debt at December 31, 2025 and 2024 was 5.29% and 5.28%, respectively. The Company's pro rata share of the Unconsolidated Joint Venture Centers' floating rate debt at December 31, 2025 and 2024 was $12.0 million and $132.9 million, respectively. The average interest rate on such floating rate debt at December 31, 2025 and 2024 was 6.28% and 8.29%, respectively.
The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value. Interest rate cap agreements offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements effectively replace a floating rate on the notional amount with a fixed rate as noted above. As of December 31, 2025, the Company has interest rate cap agreements in place (See Note 4—Investments in Unconsolidated Joint Ventures and Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements). The respective loans each require an interest rate cap agreement to be in place at all times, which limits how high the prevailing floating loan rate index (i.e., SOFR) for the loans can rise. As of the date of this Annual Report on Form 10-K, SOFR for each of these loans did not exceed the strike interest rate (the "Strike Rate") within the required interest rate cap agreement. If SOFR does exceed the Strike Rate, each of these loans would then be considered fixed rate debt. If SOFR for these respective loans thereafter no longer exceeds the Strike Rate, then these loans would once again be considered floating rate debt.

In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $4.7 million per year based on $471.1 million of floating rate debt outstanding at December 31, 2025.
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusion Regarding Effectiveness of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation as of December 31, 2025, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). The Company's management concluded that, as of December 31, 2025, its internal control over financial reporting was effective based on this assessment.
KPMG LLP, the independent registered public accounting firm that audited the Company's 2025 consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the Company's internal control over financial reporting which follows below.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
The Macerich Company:
Opinion on Internal Control Over Financial Reporting
We have audited The Macerich Company and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement Schedule III - Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 20, 2026 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Los Angeles, California
February 20, 2026

ITEM 9B.    OTHER INFORMATION
During the three months ended December 31, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The other information required by Item 10 will be included in the Company’s definitive proxy statement to be filed for its 2026 Annual Meeting of Stockholders and is incorporated by reference herein.
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
During 2025, there were no material changes to the procedures described in the Company's proxy statement relating to the 2026 Annual Meeting of Stockholders by which stockholders may recommend director nominees to the Company.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 will be included in the Company’s definitive proxy statement to be filed for its 2026 Annual Meeting of Stockholders and is incorporated by reference herein.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 will be included in the Company’s definitive proxy statement to be filed for its 2026 Annual Meeting of Stockholders and is incorporated by reference herein.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be included in the Company’s definitive proxy statement to be filed for its 2026 Annual Meeting of Stockholders and is incorporated by reference herein.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 will be included in the Company’s definitive proxy statement to be filed for its 2026 Annual Meeting of Stockholders and is incorporated by reference herein.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

ITEM 16.    FORM 10-K SUMMARY
Not applicable.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
The Macerich Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The Macerich Company and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement Schedule III - Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of impairment of property, net and investments in unconsolidated joint ventures
As discussed in Notes 2, 4, and 6 to the consolidated financial statements, the Company evaluates its consolidated property and investments in unconsolidated joint ventures (which own and operate properties) for impairment whenever there are indicators that the carrying value of the property may not be recoverable or where there may be an other-than-temporary impairment of investments in unconsolidated joint ventures. The Company considers property operating performance, expected holding periods, capitalization rates, and other market factors in making this evaluation. If the carrying value of a property exceeds the estimate of its undiscounted cash flows, an impairment loss is recognized equal to the excess of the carrying value over its fair value. The fair value of property is determined through either a sales approach or a discounted cash flow approach. Impairment of properties held in an unconsolidated joint venture follows a similar method. Due to a reduction in the expected holding period of certain consolidated properties, the Company determined the properties’ carrying values were impaired and recorded impairment charges of $151,447 thousand during 2025, of which a portion was recorded based on the discounted cash flow approach and included in (loss) gain on sale or write down of assets, net on the consolidated statement of operations. As of December 31, 2025, Property, net was $6,688,128 thousand and investments in unconsolidated joint ventures was $707,075 thousand.

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
February 20, 2026

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)

	December 31,
	2025	2024
ASSETS:
Property, net	$6,688,128	$7,097,113
Cash and cash equivalents	280,246	89,858
Restricted cash	92,717	87,621
Tenant and other receivables, net	145,721	155,350
Right-of-use assets, net	108,918	111,037
Deferred charges and other assets, net	343,431	369,553
Due from affiliates	2,449	1,840
Investments in unconsolidated joint ventures	707,075	654,667
Total assets	$8,368,685	$8,567,039
LIABILITIES AND EQUITY:
Mortgage notes payable	$5,068,946	$4,894,525
Bank and other notes payable	—	98,323
Accounts payable and accrued expenses	125,210	87,540
Lease liabilities	66,979	71,683
Other accrued liabilities	386,092	379,863
Distributions in excess of investments in unconsolidated joint ventures	194,388	192,680
Total liabilities	5,841,615	5,724,614
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized at December 31, 2025 and 2024, 256,990,913 and 252,925,496 shares issued and outstanding at December 31, 2025 and 2024, respectively	2,569	2,527
Additional paid-in capital	6,224,127	6,160,780
Accumulated deficit	(3,777,816)	(3,406,786)
Accumulated other comprehensive loss	(9)	(34)
Total stockholders' equity	2,448,871	2,756,487
Noncontrolling interests	78,199	85,938
Total equity	2,527,070	2,842,425
Total liabilities and equity	$8,368,685	$8,567,039

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	For The Years Ended December 31,
	2025	2024	2023
Revenues:
Leasing revenue	$950,764	$850,453	$809,023
Other	40,513	37,937	44,860
Management Companies	22,706	29,814	30,185
Total revenues	1,013,983	918,204	884,068
Expenses:
Shopping center and operating expenses	326,330	306,868	288,407
Leasing expenses	46,626	41,340	36,423
Management Companies' operating expenses	84,644	82,059	70,060
REIT general and administrative expenses	31,539	28,145	29,238
Depreciation and amortization	357,083	294,780	282,361
	846,222	753,192	706,489
Interest (income) expense:
Related parties	—	(11,264)	(24,206)
Other	283,542	231,251	197,126
	283,542	219,987	172,920
Gain on extinguishment of debt	—	(14,403)	(8,208)
Total expenses	1,129,764	958,776	871,201
Equity in income (loss) of unconsolidated joint ventures	35,946	(197,352)	(156,937)
Income tax benefit	2,193	1,300	494
(Loss) gain on sale or write down of assets, net	(123,417)	38,959	(134,523)
Net loss	(201,059)	(197,665)	(278,099)
Less net loss attributable to noncontrolling interests	(3,910)	(3,545)	(4,034)
Net loss attributable to the Company	$(197,149)	$(194,120)	$(274,065)
Earnings per common share attributable to common stockholders:
Basic and diluted	$(0.78)	$(0.88)	$(1.28)
Weighted average number of common shares outstanding:
Basic and diluted	254,216,000	221,845,000	215,548,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands)

	For The Years Ended December 31,
	2025	2024	2023
Net loss	$(201,059)	$(197,665)	$(278,099)
Other comprehensive income (loss):
Interest rate cap/swap agreements	25	918	(1,584)
Comprehensive loss	(201,034)	(196,747)	(279,683)
Less net loss attributable to noncontrolling interests	(3,910)	(3,545)	(4,034)
Comprehensive loss attributable to the Company	$(197,124)	$(193,202)	$(275,649)
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

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Dollars in thousands, except share data)

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at December 31, 2023	215,976,614	$2,158	$5,509,603	$(3,063,789)	$(952)	$2,447,020	$80,581	$2,527,601
Net loss	—	—	—	(194,120)	—	(194,120)	(3,545)	(197,665)
Interest rate cap agreements	—	—	—	—	918	918	—	918
Amortization of share and unit-based plans	434,654	4	13,984	—	—	13,988	—	13,988
Employee stock purchases	176,240	2	1,845	—	—	1,847	—	1,847
Stock offerings, net	36,110,918	361	656,664	—	—	657,025	—	657,025
Distributions declared ($0.68) per share	—	—	—	(148,877)	—	(148,877)	—	(148,877)
Distributions to noncontrolling interests	—	—	—	—	—	—	(12,412)	(12,412)
Conversion of noncontrolling interests to common shares	227,070	2	11,206	—	—	11,208	(11,208)	—
Adjustment of noncontrolling interests in Operating Partnership	—	—	(32,522)	—	—	(32,522)	32,522	—
Balance at December 31, 2024	252,925,496	$2,527	$6,160,780	$(3,406,786)	$(34)	$2,756,487	$85,938	$2,842,425

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Dollars in thousands, except share data)

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at December 31, 2024	252,925,496	$2,527	$6,160,780	$(3,406,786)	$(34)	$2,756,487	$85,938	$2,842,425
Net loss	—	—	—	(197,149)	—	(197,149)	(3,910)	(201,059)
Interest rate cap agreements	—	—	—	—	25	25	—	25
Amortization of share and unit-based plans	463,037	5	18,355	—	—	18,360	—	18,360
Employee stock purchases	167,827	2	2,272	—	—	2,274	—	2,274
Stock offerings, net	3,059,861	31	53,222	—		53,253	—	53,253
Distributions declared ($0.68) per share	—	—	—	(173,881)	—	(173,881)	—	(173,881)
Distributions to noncontrolling interests	—	—	—	—	—	—	(14,327)	(14,327)
Contributions from noncontrolling interests	—	—	—	—	—	—	4	4
Conversion of noncontrolling interests to common shares	374,692	4	6,947	—	—	6,951	(6,951)	—
Redemption of noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(17,449)	—	—	(17,449)	17,449	—
Balance at December 31, 2025	256,990,913	$2,569	$6,224,127	$(3,777,816)	$(9)	$2,448,871	$78,199	$2,527,070

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(201,059)	$(197,665)	$(278,099)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on extinguishment of debt	—	(14,403)	(8,208)
Loss (gain) on sale or write down of assets, net	123,417	(38,959)	134,523
Depreciation and amortization	368,103	305,875	296,394
Amortization of net discount on mortgage notes payable	31,110	13,061	—
Amortization of share and unit-based plans	18,168	12,131	13,166
Straight-line rent and amortization of above and below market leases, net	(6,982)	(3,057)	522
Provision for (recovery of) doubtful accounts	4,633	6,153	(2,699)
Income tax benefit	(2,193)	(1,300)	(494)
Equity in (income) loss of unconsolidated joint ventures	(35,946)	197,352	156,937
Change in fair value of financing arrangement obligation	—	(13,795)	(35,118)
Distributions of income from unconsolidated joint ventures	—	—	280
Changes in assets and liabilities, net of acquisitions and dispositions:
Tenant and other receivables	3,398	3,441	354
Other assets	612	(16,193)	6,100
Due from affiliates	(609)	2,915	(1,456)
Accounts payable and accrued expenses	32,516	21,306	1,870
Other accrued liabilities	(13,564)	6,583	11,430
Net cash provided by operating activities	321,604	283,445	295,502
Cash flows from investing activities:
Acquisition of property	(266,926)	(170,829)	(46,687)
Development, redevelopment, expansion and renovation of properties	(101,010)	(109,317)	(77,941)
Property improvements	(66,415)	(58,330)	(74,562)
Proceeds from collection of notes receivable	—	—	3,500
Deferred leasing costs	(5,620)	(4,910)	(7,000)
Distributions from unconsolidated joint ventures	112,635	93,998	300,861
Contributions to unconsolidated joint ventures	(157,615)	(48,967)	(81,158)
Cash and restricted cash acquired from acquisition of previously unconsolidated joint venture	—	49,002	—
Derecognition of cash previously held by a consolidated joint venture to an unconsolidated joint venture	—	(13,005)	—
Proceeds from sale of assets	159,612	282,148	35,528
Net cash (used in) provided by investing activities	(325,339)	19,790	52,541

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	599,100	1,225,000	719,000
Payments on mortgages, bank and other notes payable	(257,325)	(2,023,651)	(863,258)
Deferred financing costs	(5,467)	(8,785)	(28,913)
Payment on finance arrangement obligation	—	—	(5,587)
Payments on finance leases	(4,408)	(6,197)	(2,000)
Proceeds from share and unit-based plans	2,274	1,847	1,798
Proceeds (costs) from stock offerings, net	53,253	657,025	(583)
Redemption of noncontrolling interests	(4)	—	(55)
Contributions from noncontrolling interests	4	—	—
Dividends and distributions	(188,208)	(161,289)	(159,290)
Net cash provided by (used in) financing activities	199,219	(316,050)	(338,888)
Net increase (decrease) in cash and cash equivalents and restricted cash	195,484	(12,815)	9,155
Cash and cash equivalents and restricted cash at beginning of year	177,479	190,294	181,139
Cash and cash equivalents and restricted cash at end of year	$372,963	$177,479	$190,294
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$207,922	$186,345	$191,500
Non-cash investing and financing activities:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$57,589	$49,484	$48,191
Derecognition of previously consolidated property and related liabilities to investment in unconsolidated joint venture	$—	$347,290	$—
Conversion of Operating Partnership Units to common stock	$6,951	$11,208	$5,429
Assets acquired from unconsolidated joint ventures	$—	$2,124,511	$46,713
Liabilities assumed from unconsolidated joint ventures	$—	$1,867,749	$—
Mortgage note payable assumed by buyer	$317,115	$—	$—

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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of December 31, 2025, the Company was the sole general partner of and held a 96% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
The accompanying consolidated financial statements include the accounts of the Company. Investments in entities in which the Company has a controlling financial interest or entities that meet the definition of a variable interest entity ("VIE") in accordance with Accounting Standards Codification ("ASC") Topic 810, "Consolidation", in which the Company has, as a result of ownership, contractual or other financial interests, both the power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE are consolidated; otherwise they are accounted for under the equity method of accounting and are reflected as investments in unconsolidated joint ventures.
The Company's sole significant asset is its investment in the Operating Partnership and as a result, substantially all of the Company's assets and liabilities represent the assets and liabilities of the Operating Partnership. In addition, the Operating Partnership has investments in a number of VIEs, including SanTan Village Regional Center.
The Operating Partnership's VIEs included the following assets and liabilities:

	December 31,
	2025	2024
Assets:
Property, net	$118,073	$122,102
Other assets	18,396	22,034
Total assets	$136,469	$144,136
Liabilities:
Mortgage notes payable	$219,687	$219,595
Other liabilities	65,778	71,268
Total liabilities	$285,465	$290,863

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
The following table presents a reconciliation of the beginning of year and end of year cash and cash equivalents and restricted cash reported on the Company's consolidated balance sheets to the totals shown on its consolidated statements of cash flows:

	2025	2024	2023
Beginning of year
Cash and cash equivalents	$89,858	$94,936	$100,320
Restricted cash	87,621	95,358	80,819
Cash and cash equivalents and restricted cash	$177,479	$190,294	$181,139
End of year
Cash and cash equivalents	$280,246	$89,858	$94,936
Restricted cash	92,717	87,621	95,358
Cash and cash equivalents and restricted cash	$372,963	$177,479	$190,294

Cash and Cash Equivalents and Restricted Cash:
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents, for which cost approximates fair value. Restricted cash includes impounds of property taxes and other capital reserves required under loan and other agreements.
Revenues:
Leasing revenue includes minimum rents, percentage rents, tenant recoveries and other leasing income. Minimum rental revenues are recognized on a straight-line basis over the terms of the related leases. The difference between the amount of rent due in a year and the amount recorded as rental income is referred to as the "straight-line rent adjustment." Minimum rents were increased (decreased) by $4,533, $(759) and $(4,624) due to the straight-line rent adjustment during the years ended December 31, 2025, 2024 and 2023, respectively. Percentage rents are recognized and accrued when tenants' specified sales targets have been met. Estimated recoveries from certain tenants for their pro rata share of real estate taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable expenses are incurred. Other tenants pay a fixed rate and these tenant recoveries are recognized as revenues on a straight-line basis over the term of the related leases.
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
Capitalization of Costs:
The Company capitalizes costs incurred in redevelopment, development, renovation and improvement of properties. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, insurance, salaries and related costs and other costs incurred during the period of development. These capitalized costs include direct and certain indirect costs clearly associated with the project. Indirect costs include real estate taxes, insurance and certain shared administrative costs. In assessing the amounts of direct and indirect costs to be capitalized, allocations are made to projects based on estimates of the actual amount of time spent on each activity. Indirect costs not clearly associated with specific projects are expensed as period costs. Capitalized indirect costs are allocated to development and redevelopment activities based on the square footage of the portion of the building not held available for immediate occupancy. If costs and activities incurred to ready the vacant space cease, then cost capitalization is also discontinued until such activities are resumed. Once work has been completed on a vacant space, project costs are no longer capitalized. For projects with extended lease-up periods, the Company ends the capitalization when significant activities have ceased, which does not exceed the shorter of a one-year period after the completion of the building shell or when the construction is substantially complete.
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
No Center or tenant generated more than 10% of total revenues during the years ended December 31, 2025, 2024 or 2023, with the exception of one Center in New York, which represented approximately 10%, 11% and 11% of the Company's consolidated revenues for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Recent Accounting Pronouncements:
In December 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures. This ASU requires disaggregated information about a reporting

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
2. Summary of Significant Accounting Policies: (Continued)
entity's effective tax rate reconciliation as well as information on income taxes paid and will be effective for annual periods beginning after December 15, 2024. The new requirements should be applied on a prospective basis with an option to apply them retrospectively. The Company adopted ASU 2023-09 on a prospective basis beginning with its fiscal year ended December 31, 2025. The adoption of ASU 2023-09 did not have any material impact on the Company's consolidated financial statements as the primary change was the inclusion of additional disclosures related to the Company's Taxable REIT subsidiaries (See Note 21– Income Taxes).
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). The amendments in ASU 2025-09 clarify interim reporting disclosure requirements in ASC 270 and introduce a new disclosure principle for reporting material events occurring after the most recent annual period. ASU 2025-09 is effective for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact of adopting ASU 2025-11.
3. Earnings Per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of earnings per share for the years ended December 31 (shares in thousands):

	2025	2024	2023
Numerator
Net loss	$(201,059)	$(197,665)	$(278,099)
Less: net loss attributable to noncontrolling interests	(3,910)	(3,545)	(4,034)
Net loss attributable to the Company	(197,149)	(194,120)	(274,065)
Allocation of earnings to participating securities	(774)	(906)	(870)
Numerator for basic and diluted EPS—net loss attributable to common stockholders	$(197,923)	$(195,026)	$(274,935)
Denominator
Denominator for basic and diluted EPS—weighted average number of common shares outstanding(1)	254,216	221,845	215,548
EPS—net loss attributable to common stockholders:
Basic and diluted	$(0.78)	$(0.88)	$(1.28)
____________________________________
(1)Diluted EPS excludes 99,565, 99,565 and 99,565 convertible preferred units for the years ended December 31, 2025, 2024 and 2023, respectively, as their impact was antidilutive.
Diluted EPS excludes 10,755,282, 10,017,081 and 8,952,452 Operating Partnership units ("OP Units") for the years ended December 31, 2025, 2024 and 2023, respectively, as their effect was antidilutive.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures:
The Company owns operating properties through various unconsolidated joint ventures with third parties. The Company's direct or indirect ownership interest in each joint venture as of December 31, 2025 was as follows:

Joint Venture	Ownership %(1)
AM Tysons LLC	50.0%
Corte Madera Village, LLC	50.1%
Freehold Chandler Holdings LP - Chandler Fashion Center	50.1%
Kierland Commons Investment LLC	50.0%
Macerich HHF Broadway Plaza LLC—Broadway Plaza	50.0%
Macerich HHF Centers LLC—Various Properties(2)	51.0%
Propcor II Associates, LLC—Boulevard Shops	50.0%
Scottsdale Fashion Square Partnership	50.0%
TM TRS Holding Company LLC	50.0%
Tysons Corner LLC	50.0%
Tysons Corner Hotel I LLC	50.0%
Tysons Corner Property Holdings II LLC	50.0%
Tysons Corner Property LLC	50.0%
West Acres Development, LLP	19.0%
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
(2)The residential portion under development at one of the properties has an effective ownership interest of 43.4%.

The Company has made the following investments, dispositions and financings in unconsolidated joint ventures during the years ended December 31, 2025, 2024 and 2023 and events subsequent to December 31, 2025:
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
On December 27, 2023, the Company’s joint venture in One Westside sold the property, a 680,000 square foot office property in Los Angeles, California for $700,000. The existing $324,632 loan on the property was repaid, and $77,643 of net proceeds were generated at the Company’s 25% ownership share, which were used to reduce the Company’s revolving credit facility. As a result of this transaction, the Company recognized its share of gain on sale of assets of $8,118.
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
On October 24, 2024, the Company acquired its joint venture partner's 40% interest in the Pacific Premier Retail Trust portfolio ("PPR Portfolio"), which includes Los Cerritos Center, Washington Square and Lakewood Center, for a net purchase

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)
price of approximately $122,132, which includes the assumption of the partner's share of property level indebtedness. As a result of this transaction and the shortening of holding periods, an impairment loss was recorded by the joint venture. The Company's share of the impairment loss was $117,031. The Company now owns and consolidates its 100% interests in these properties (See Note 15—Acquisitions).
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
Effective February 6, 2026, the $150,000 ($76,500 at the Company's pro rata share) loan on Twenty Ninth Street went into default. The Company's joint venture is in negotiations with the lender on the terms of this loan.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.

Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures as of December 31:

	2025	2024
Assets(1):
Property, net	$3,206,517	$3,519,602
Other assets	407,271	459,468
Total assets	$3,613,788	$3,979,070
Liabilities and partners' capital:
Mortgage and other notes payable	$3,145,872	$3,461,032
Other liabilities	308,150	324,799
Company's capital	140,911	100,684
Outside partners' capital	18,855	92,555
Total liabilities and partners' capital	$3,613,788	$3,979,070
Investment in unconsolidated joint ventures:
Company's capital	$140,911	$100,684
Basis adjustment(1)	371,776	361,303
	$512,687	$461,987

Assets—Investments in unconsolidated joint ventures	707,075	$654,667
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(194,388)	(192,680)
	$512,687	$461,987

_______________________________________________________________________________

(1)The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity and adjusts the basis adjustment for impairment and disposition transactions that may occur, into the Company's share of net loss. The amortization of this difference was $20,235, $343,722 and $(14,316) for the years ended December 31, 2025, 2024 and 2023, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)
Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

Year Ended December 31, 2025
Revenues:
Leasing revenue	$606,746
Other	28,716
Total revenues	635,462
Expenses:
Shopping center and operating expenses	221,492
Leasing expense	5,607
Interest expense	169,582
Depreciation and amortization	190,208
Total operating expenses	586,889
Loss on sale or write down of assets, net	(57,016)
Other income, net(1)	49,663
Net income	$41,220
Company's equity in net income(2)	$35,946

	PPR Portfolio(3)	Other Joint Ventures	Total
Year Ended December 31, 2024
Revenues:
Leasing revenue	$131,449	$610,011	$741,460
Other	1,416	26,344	27,760
Total revenues	132,865	636,355	769,220
Expenses:
Shopping center and operating expenses	32,413	212,023	244,436
Leasing expense	1,218	4,858	6,076
Interest expense	67,319	195,123	262,442
Depreciation and amortization	60,276	208,844	269,120
Total operating expenses	161,226	620,848	782,074
Loss on sale or write down of assets, net	(640,803)	(199,169)	(839,972)
Net loss	$(669,164)	$(183,662)	$(852,826)
Company's equity in net loss(2)	$(134,398)	$(62,954)	$(197,352)

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
4. Investments in Unconsolidated Joint Ventures: (Continued)

	PPR Portfolio(3)	Other Joint Ventures	Total
Year Ended December 31, 2023
Revenues:
Leasing revenue	$178,790	$690,013	$868,803
Other	2,295	21,628	23,923
Total revenues	181,085	711,641	892,726
Expenses:
Shopping center and operating expenses	44,096	247,843	291,939
Leasing expense	1,709	4,960	6,669
Interest expense	87,586	197,840	285,426
Depreciation and amortization	89,629	250,005	339,634
Total operating expenses	223,020	700,648	923,668
Loss on sale or write down of assets, net	—	(192,336)	(192,336)
Net loss	$(41,935)	$(181,343)	$(223,278)
Company's equity in net loss(2)	$(16,517)	$(140,420)	$(156,937)

_______________________________________________________________________________

(1)This represents income received from legal claims settlements.
(2)These amounts include impairment losses at the Company's share of $879, $179,960 and $152,360 for the years ended December 31, 2025, 2024 and 2023, respectively.
(3)On October 24, 2024, the Company acquired its joint venture partner's 40% interest in the PPR Portfolio as described above.
Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.
5. Derivative Instruments and Hedging Activities:
The Company uses interest rate cap agreements to manage the interest rate risk on certain floating rate debt. The Company recorded other comprehensive income (loss) related to the marking-to-market of derivative instruments of $25, $918 and $(1,584) during the years ended December 31, 2025, 2024 and 2023, respectively. Other comprehensive income (loss) is the Company's pro rata share of hedged derivative instruments from certain unconsolidated joint ventures.
The following derivative was outstanding at December 31, 2025:

						Fair Value
Property	Designation	Notional Amount	Product	SOFR/LIBOR Rate	Maturity	2025	2024
Crabtree Mall	Non-Hedged	$159,100	Cap	5.00%	8/7/2027	$15	$—

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
6. Property, net:
Property, net at December 31, 2025 and 2024 consists of the following:

	2025	2024
Land	$1,538,916	$1,713,296
Buildings and improvements	6,492,487	6,608,217
Tenant improvements	675,233	617,007
Equipment and furnishings(1)	170,869	170,570
Construction in progress	323,142	335,890
	9,200,647	9,444,980
Less accumulated depreciation(1)	(2,512,519)	(2,347,867)
	$6,688,128	$7,097,113

(1)Equipment and furnishings and accumulated depreciation include the cost and accumulated amortization of ROU assets in connection with finance leases at December 31, 2025 and 2024 (See Note 8—Leases).
Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $293,258, $269,020 and $265,140, respectively.
The (loss) gain on sale or write down of assets, net for the years ended December 31, 2025, 2024 and 2023 consist of the following:

	2025	2024	2023
Property sales(1)	$21,485	$372,149	$13,380
Write-down of assets(2)	(151,447)	(334,375)	(153,495)
Land sales(3)	6,545	1,185	5,592
	$(123,417)	$38,959	$(134,523)
_______________________________________________________________________________

(1)For the year ended December 31, 2025, includes gains related to the sale of Lakewood Center, Valley Mall, 1010-1016 Market Street parcels and a former department store parcel located in Petaluma, California offset in part by losses related to the sale of Wilton Mall and the Company's partnership's interest in Paradise Valley Mall (See Note 4—Investments in Unconsolidated Joint Ventures and Note 16—Dispositions). For the year ended December 31, 2024, includes a gain of $334,285 as a result of the Company no longer recognizing its investment in Chandler Fashion Center as a financing arrangement. Effective June 13, 2024, the Company accounts for its investment under the equity method of accounting (See Note 12—Financing Arrangement and Note 16—Dispositions). Also includes a gain of $42,815 from the sale of the Company's interest in Biltmore Fashion Park (See Note 4—Investments in Unconsolidated Joint Ventures). For the year ended December 31, 2023, includes gains related to the sale of The Marketplace at Flagstaff and Superstition Springs Power Center (See Note 16—Dispositions).

(2)For the year ended December 31, 2025, includes impairment losses of $147,356 due to the reduction in the estimated holding periods of certain properties, including South Park Mall, Valley Mall and Santa Monica Place. For the year ended December 31, 2024, includes impairment losses of $334,265 due to the reduction of the estimated holding periods of certain properties, including Fashion District Philadelphia, The Oaks, Santa Monica Place and Wilton Mall. For the year ended December 31, 2023, includes impairment losses of $144,656 on Fashion Outlets of Niagara Falls and $7,880 on Towne Mall. The impairment losses were due to the reduction

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
6. Property, net: (Continued)
of the estimated holding periods of the properties. The remaining amounts for the years ended December 31, 2025, 2024 and 2023 mainly pertain to the write off of development costs.

(3)See Note 16—Dispositions.

The following table summarizes certain of the Company's assets that were measured on a nonrecurring basis as a result of impairment charges recorded for the years ended December 31, 2025, 2024 and 2023 as described above:

Years ended December 31,	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
2025	$225,700	$—	$21,500	$204,200
2024	$436,000	$—	$26,000	$410,000
2023	$63,200	$—	$—	$63,200
The fair value (Level 2 measurement) relating to a portion of the 2025 and 2024 impairments were based on sales contracts and are classified within Level 2 of the fair value hierarchy. The fair value (Level 3 measurement) related to the 2025, 2024 and 2023 impairments were based upon an income approach, using an estimated terminal capitalization rate in the range of 7.3% to 13.0%, a discount rate in the range of 9.0% and 14.5% and market rents per square foot of $5 to $500. The fair value is sensitive to these significant unobservable inputs.
7. Tenant and Other Receivables, net:
Included in tenant and other receivables, net is an allowance for doubtful accounts of $7,789 and $7,146 at December 31, 2025 and 2024, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $15,360 and $17,214 at December 31, 2025 and 2024, respectively, and a deferred rent receivable due to straight-line rent adjustments of $94,539 and $94,445 at December 31, 2025 and 2024, respectively.
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
The following table summarizes the components of leasing revenue for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Leasing revenue - fixed payments	$712,249	$629,902	$570,869
Leasing revenue - variable payments	243,148	226,704	235,455
(Provision for) recovery of doubtful accounts	(4,633)	(6,153)	2,699
	$950,764	$850,453	$809,023

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
8. Leases: (Continued)

The following table summarizes the future fixed rental payments to the Company:

2026	$602,125
2027	526,000
2028	456,983
2029	366,403
2030	288,328
Thereafter	1,048,015
$3,287,854
Lessee Leases:
The Company has certain properties that are subject to non-cancelable operating leases. The leases expire at various times through 2078, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease.
The following table summarizes the lease costs for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Operating lease costs	$13,744	$13,060	$13,608
Finance lease costs:
Amortization of ROU assets	7	1,181	1,366
Interest on lease liabilities	10	256	420
	$13,761	$14,497	$15,394
The following table summarizes the future rental payments required under the leases as of December 31, 2025:

Year ending	Operating Leases
2026	$12,012
2027	12,231
2028	8,785
2029	6,620
2030	6,663
Thereafter	69,745
Total undiscounted rental payments	116,056
Less imputed interest	(49,077)
Total lease liabilities	$66,979

The Company's weighted average remaining lease term of its operating leases at December 31, 2025 was 24.2 years. The Company's weighted average incremental borrowing rate of its operating leases at December 31, 2025 was 6.9%.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
9. Deferred Charges and Other Assets, net:
Deferred charges and other assets, net at December 31, 2025 and 2024 consist of the following:

	2025	2024
Leasing	$55,072	$69,077
Intangible assets:
In-place lease values(1)	136,239	142,979
Leasing commissions and legal costs(1)	30,134	27,676
Above-market leases	75,756	74,712
Deferred tax assets	27,517	25,324
Deferred compensation plan assets	75,003	69,031
Other assets	60,019	48,771
	459,740	457,570
Less accumulated amortization(2)	(116,309)	(88,017)
	$343,431	$369,553
_______________________________

(1)The amortization of these intangible assets for the next five years and thereafter is as follows:

Year Ending December 31,
2026	$37,999
2027	19,705
2028	11,576
2029	8,444
2030	5,776
Thereafter	17,132
$100,632

(2)Accumulated amortization includes $65,741 and $33,883 relating to in-place lease values, leasing commissions and legal costs at December 31, 2025 and 2024, respectively. Amortization expense for in-place lease values, leasing commissions and legal costs was $58,004, $18,423 and $7,417 for the years ended December 31, 2025, 2024 and 2023, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
9. Deferred Charges and Other Assets, net: (Continued)
The allocated values of above-market leases and below-market leases consist of the following as of December 31, 2025 and 2024:

	2025	2024
Above-Market Leases(1)
Original allocated value	$75,756	$74,712
Less accumulated amortization	(35,665)	(26,173)
	$40,091	$48,539
Below-Market Leases(1)
Original allocated value	$106,194	$114,150
Less accumulated amortization	(43,081)	(36,338)
	$63,113	$77,812
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

The allocated values of above and below-market leases will be amortized into minimum rents on a straight-line basis over the individual remaining lease terms. The amortization of these values for the next five years and thereafter is as follows:

Year Ending December 31,	Above Market	Below Market
2026	$10,884	$13,937
2027	8,324	10,512
2028	5,810	8,131
2029	4,636	7,029
2030	3,175	4,607
Thereafter	7,262	18,897
	$40,091	$63,113

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
10. Mortgage Notes Payable:
Mortgage notes payable at December 31, 2025 and 2024 consist of the following:

	Carrying Amounts of Mortgage Notes(1)		Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Property Pledged as Collateral	2025	2024
Arrowhead Towne Center(5)	$352,776	$351,905	6.75%	$1,921	2028
Crabtree Mall(6)	155,793	—	6.74%	833	2029
Danbury Fair Mall(7)	152,455	152,149	6.59%	836	2034
Fashion Outlets of Chicago	299,554	299,465	4.61%	1,145	2031
Fashion Outlets of Niagara Falls USA(8)	76,995	80,775	6.52%	727	2026
Freehold Raceway Mall(9)	399,376	399,210	3.94%	1,300	2029
Fresno Fashion Fair	324,851	324,652	3.67%	971	2026
Green Acres Mall	364,632	361,948	6.62%	1,819	2028
Kings Plaza Shopping Center	528,906	537,471	3.71%	2,414	2030
Lakewood Center(10)	—	304,557	—%	—	—
Los Cerritos Center(11)	465,727	472,745	5.77%	2,506	2027
Pacific View	69,691	70,560	5.45%	399	2032
Queens Center(12)	523,346	522,945	5.45%	2,349	2029
Santa Monica Place(13)	300,000	298,791	5.27%	1,318	2024
SanTan Village Regional Center	219,687	219,595	4.34%	788	2029
South Plains Mall(14)	200,000	193,870	4.22%	703	2025
Victor Valley, Mall of(15)	84,033	83,928	6.85%	476	2034
Vintage Faire Mall	212,728	219,959	3.55%	1,256	2026
Washington Square(16)	338,396	—	5.63%	1,580	2035
	$5,068,946	$4,894,525

(1)The mortgage notes payable balances include the unamortized debt discounts. Debt discounts represent the deficiency of the fair value of debt under the principal value of debt assumed in various acquisitions. The debt discounts are being amortized into interest expense over the term of the related debt in a manner which approximates the effective interest method.
The debt discounts at December 31, 2025 and 2024 consist of the following:

Property Pledged as Collateral	2025	2024
Arrowhead Towne Center	$18,851	$27,552
Lakewood Center(10)	—	19,723
Los Cerritos Center	14,573	22,521
South Plains	—	6,130
	$33,424	$75,926
The mortgage notes payable balances also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs were $20,274 and $22,042 at December 31, 2025 and 2024, respectively.
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
(9)On November 16, 2023, the Company acquired its joint venture partner's 49.9% interest in Freehold Raceway Mall for $5.6 million and assumed the partner's share of debt. The Company now owns 100% of Freehold Raceway Mall (See Note 15—Acquisitions). On June 13, 2024, the partnership agreement between the Company and its partner was amended and as a result, the Company no longer accounts for its investment in Chandler Fashion Center as a financing arrangement. Effective June 13, 2024, the Company accounts for its investment in Chandler Fashion Center under the equity method of accounting and the related debt has been deconsolidated (See Note 12—Financing Arrangement and Note 16—Dispositions).
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
(13)Effective April 9, 2024, the loan is in default and accrues incremental default interest of 4%. On March 18, 2025, a court appointed receiver assumed operational control and managerial responsibility for Santa Monica Place. The Company anticipates the disposition of the asset, which is under the control of the receiver, will be executed through foreclosure, deed-in-lieu of foreclosure, or by some other means, and is expected to be completed in the near future. Although the Company is no longer funding any cash shortfall, it will continue to record the operations of the property until the title for the Center is transferred and its obligation for the loan is discharged. Once title to the property is transferred, the Company will remove the net assets and liabilities from the Company's consolidated balance sheets. The loan is non-recourse to the Company.
(14)On May 14, 2024, the Company acquired the remaining 40% ownership interest in South Plains Mall that it did not previously own and has consolidated its 100% interest (See Note 15—Acquisitions). In connection with the acquisition, the Company assumed the partner's share of the loan on the property. Effective November 6, 2025, the loan was in default and accrued incremental default interest of 4%. On February 6, 2026, the Company extended the loan maturity on the $200,000 loan to November 6, 2029, at the existing rate of 4.22%.
(15)On August 22, 2024, the Company replaced the existing loan with an $85,000 loan that bears interest at a fixed rate of 6.72%, is interest only during the entire loan term and matures on September 6, 2034.
(16)On March 27, 2025, the Company closed a $340,000, ten-year loan on Washington Square, which matures on April 6, 2035. The loan bears interest at a fixed rate of 5.58% and is interest only during the entire loan term.
Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.
As of December 31, 2025, all of the Company's mortgage notes payable are secured by the properties on which they are placed and are non-recourse to the Company.
The Company expects all loan maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or with cash on hand, with the exception of Santa Monica Place as noted above.
Total interest expense capitalized during the years ended December 31, 2025, 2024 and 2023 was $17,253, $22,589 and $20,531, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
10. Mortgage Notes Payable: (Continued)
The estimated fair value (Level 2 measurement) of mortgage notes payable at December 31, 2025 and 2024 was $4,982,754 and $4,726,227, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.
The future maturities of mortgage notes payable are as follows:

Year Ended December 31,
2026	$1,145,700
2027	490,009
2028	744,265
2029	1,308,949
2030	489,025
Thereafter	944,696
5,122,644
Debt premium, net	(33,424)
Deferred finance cost, net	(20,274)
$5,068,946
The future maturities reflected above reflect the extension options that the Company believes will be exercised.
11. Bank and Other Notes Payable:
Bank and other notes payable at December 31, 2025 and 2024 consist of the following:
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
As of December 31, 2025 and 2024, the borrowing rate was SOFR plus a spread of 2.10% and 2.35%, respectively. As of December 31, 2025, there were no borrowings outstanding under the revolving credit facility. Unamortized deferred finance costs were $7,890 as of December 31, 2025, which are netted against balances outstanding or within deferred charges and other assets, net when no borrowings are outstanding on the revolving credit facility which was the case as of December 31, 2025. As of December 31, 2024, the revolving credit facility was $110,000, less unamortized deferred finance costs of $11,677, at a total interest rate of 7.59%. As of December 31, 2025, the Company's availability under the revolving credit facility for additional borrowings was $649,409.
As of December 31, 2025 and 2024, the Company was in compliance with all applicable financial loan covenants.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

12. Financing Arrangement:
On September 30, 2009, the Company formed a joint venture whereby a third party acquired a 49.9% interest in Chandler Fashion Center, a 1,412,000 square foot regional shopping center in Chandler, Arizona, and Freehold Raceway Mall, a 1,653,000 square foot regional shopping center in Freehold, New Jersey (collectively referred to herein as "Chandler Freehold"). As a result of the Company having certain rights under the agreement to repurchase the assets of Chandler Freehold, the transaction did not qualify for sale treatment. The Company, however, was not obligated to repurchase the assets. The Company accounted for its investment in Chandler Freehold as a financing arrangement.
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
During the years ended December 31, 2024 and 2023 the Company recognized related party interest (income) expense in connection with the financing arrangement as follows:

	2024	2023
Distributions of the partner's share of net income	$1,565	$2,105
Distributions in excess of the partner's share of net income	966	8,807
Adjustment to fair value of financing arrangement obligation	(13,795)	(35,118)
	$(11,264)	$(24,206)
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
13. Noncontrolling Interests:
The Company allocates net income of the Operating Partnership based on the weighted-average ownership interest during the period. The net income of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership periodically to reflect its ownership interest in the Company. The Company had a 96% ownership interest in the Operating Partnership as of December 31, 2025 and 2024. The remaining 4% limited partnership interest as of December 31, 2025 and 2024 was owned by certain of the Company's executive officers and directors, certain of their affiliates, and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of registered or unregistered stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the ten trading days ending on the respective balance sheet date. Accordingly, as of December 31, 2025 and

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

13. Noncontrolling Interests: (Continued)
2024, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $216,826 and $218,988, respectively.
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
During the year ended December 31, 2024, the Company issued 9,401,596 shares of common stock under the 2021 ATM Program for aggregate gross proceeds of $151,699 and net proceeds of $148,624 after commissions and other transaction costs. The proceeds from the sales under the 2021 ATM Program were used to pay down the Company's revolving credit facility (See Note 11—Bank and Other Notes Payable). As of December 31, 2024, the 2021 ATM Program was fully utilized and is no longer active.
In connection with the commencement of an “at the market” offering program on November 12, 2024, which is referred to as the “2024 ATM Program,” the Company entered into an equity distribution agreement with certain sales agents pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500,000 under the 2024 ATM Program. During the year ended December 31, 2024, the Company issued 3,709,322 shares of common stock under the 2024 ATM Program for aggregate gross proceeds of $70,706 and net proceeds of $69,057 after commissions and other transaction costs. During the year ended December 31, 2025, the Company issued 3,059,861 shares of common stock under the 2024 ATM Program for aggregate gross proceeds of $55,192 and net proceeds of $53,891 after commissions and other transaction costs. As of December 31, 2025, $374,102 remained available to be sold under the 2024 ATM Program. Actual future sales will depend upon a variety of factors including, but not limited to, market conditions, the trading price of the Company’s common stock and the Company’s capital needs. The Company has no obligation to sell the remaining shares available for sale under the 2024 ATM Program.
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
There were no repurchases under the Stock Buyback Program during the years ended December 31, 2025, 2024 and 2023.

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
On November 17, 2025, the Company sold an outparcel at Los Cerritos Mall in Los Cerritos, California for $5,000, which resulted in a loss on sale of assets of $181. The Company used the net proceeds to pay down a portion of the debt at the property of $4,508.
On December 10, 2025, the Company sold an outparcel at Washington Square in Portland, Oregon for $5,375, which resulted in a gain on sale of assets of $2,595; and on December 19, 2025, the Company sold the retail strip center at Washington Square for $25,750, which resulted in a loss on sale of assets of $2,718. The Company used the net proceeds of $29,708 from these two transactions for general corporate purposes.
For the years ended December 31, 2025, 2024 and 2023, the Company sold various land parcels in separate transactions, resulting in gains on sale of land of $6,545, $1,185 and $5,592, respectively. The Company used its share of the proceeds from these sales to pay down debt and for other general corporate purposes.
17. Commitments and Contingencies:
As of December 31, 2025, the Company was contingently liable for $984 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
17. Commitments and Contingencies: (Continued)
in the relevant agreement. At December 31, 2025, the Company had $84,239 in outstanding obligations, which it believes will be settled in the next twelve months.
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

	2025	2024	2023
Management fees	$14,593	$17,518	$18,144
Development and leasing fees	7,532	9,018	9,201
	$22,125	$26,536	$27,345
Interest (income) expense from related party transactions also includes $(11,264) and $(24,206) for the years ended December 31, 2024 and 2023, respectively, in connection with the Financing Arrangement (See Note 12—Financing Arrangement).
Due from affiliates includes $2,449 and $1,840 of unreimbursed costs and fees from unconsolidated joint ventures under management agreements at December 31, 2025 and 2024, respectively.
19. Share and Unit-based Plans:
The Company has established share and unit-based compensation plans for the purpose of attracting and retaining executive officers, directors and key employees.
2003 Equity Incentive Plan:
The 2003 Equity Incentive Plan ("2003 Plan") authorizes the grant of stock awards, stock options, stock appreciation rights, stock units, stock bonuses, performance-based awards, dividend equivalent rights and OP Units or other convertible or exchangeable units. As of December 31, 2025, stock awards, stock units, LTIP Units (as defined below), stock appreciation rights ("SARs") and stock options have been granted under the 2003 Plan. All stock options or other rights to acquire common stock granted under the 2003 Plan have a term of 10 years or less. These awards were generally granted based on the performance of the Company and the employees. None of the awards have performance requirements other than a service condition of continued employment unless otherwise provided. All awards are subject to restrictions determined by the Company's compensation committee. The aggregate number of shares of common stock that may be issued under the 2003 Plan is 26,112,331 shares. As of December 31, 2025, there were 6,123,193 shares available for issuance under the 2003 Plan.

Stock Units:
The stock units represent the right to receive upon vesting one share of the Company's common stock for one stock unit. The value of the stock units was determined by the market price of the Company's common stock on the date of the grant. The following table summarizes the activity of non-vested stock units during the years ended December 31, 2025, 2024 and 2023:

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
19. Share and Unit-based Plans: (Continued)

	2025		2024		2023
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	240,547	$14.39	284,047	$11.79	295,054	$14.58
Granted	145,262	17.85	169,878	15.28	251,738	10.92
Vested	(165,181)	14.86	(212,347)	11.62	(262,745)	14.08
Forfeited	—	—	(1,031)	15.27	—	—
Balance at end of year	220,628	$16.32	240,547	$14.39	284,047	$11.79

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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
19. Share and Unit-based Plans: (Continued)
The Company has granted the following LTI units during the years ended December 31, 2025, 2024 and 2023:

Grant Date	Units	Type	Fair Value per LTI Unit	Vest Date
1/1/2023	577,255	Service-based	$11.26	12/31/2025
1/1/2023	1,030,077	Performance-based	$10.97	12/31/2025
	1,607,332

2/15/2024	305,129	Service-based	$17.47	12/31/2026
2/15/2024	280,637	Performance-based	$17.37	12/31/2026
3/1/2024	138,634	Service-based	$16.41	12/31/2026
3/1/2024	152,346	Service-based	$16.41	3/1/2027
3/1/2024	76,173	Service-based	$16.41	3/1/2028
3/1/2024	76,173	Service-based	$16.41	3/1/2029
3/1/2024	261,124	Performance-based	$16.18	12/31/2026
11/12/2024	77,399	Service-based	$19.38	11/30/2027
	1,367,615

2/21/2025	193,776	Service-based	20.88	12/31/2027
2/21/2025	504,780	Performance-based	34.81	12/31/2027
	698,556
The fair value of the market-indexed LTI Units and performance-based LTI Units (Level 3) were estimated on the date of grant using a Monte Carlo Simulation model that based on the following assumptions:

Grant Date	Risk Free Interest Rate	Expected Volatility
1/1/2023	4.21%	74.23%
2/15/2024	4.28%	45.04%
3/1/2024	4.25%	45.09%
2/21/2025	4.10%	42.25%

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
19. Share and Unit-based Plans: (Continued)
The following table summarizes the activity of the non-vested LTI Units during the years ended December 31, 2025, 2024 and 2023:

	2025		2024		2023
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	2,391,933	$13.95	2,256,847	$12.86	2,215,167	$12.90
Granted	698,556	30.95	1,367,615	16.96	1,607,332	11.07
Vested	(1,447,273)	12.30	(1,126,234)	15.25	(1,378,528)	10.94
Forfeited	—	—	(106,295)	15.77	(187,124)	12.15
Balance at end of year	1,643,216	$22.63	2,391,933	$13.95	2,256,847	$12.86

Stock Options:
The following table summarizes the activity of vested stock options for the years ended December 31, 2025, 2024 and 2023:

	2025		2024		2023
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance at beginning of year	26,371	$54.56	26,371	$54.56	26,371	$54.56
Forfeited	—	—	—	—	—	—
Balance at end of year	26,371	$54.56	26,371	$54.56	26,371	$54.56

Directors' Phantom Stock Plan:
The Directors' Phantom Stock Plan offers non-employee members of the board of directors ("Directors") the opportunity to defer their cash compensation and to receive that compensation in common stock rather than in cash after termination of service or a predetermined period. Compensation generally includes the annual retainers payable by the Company to the Directors. Deferred amounts are generally credited as units of phantom stock at the beginning of each three-year deferral period by dividing the present value of the deferred compensation by the average fair market value of the Company's common stock at the date of award. Compensation expense related to the phantom stock awards was determined by the amortization of the value of the stock units on a straight-line basis over the applicable service period. The stock units (including dividend equivalents) vest as the Directors' services (to which the fees relate) are rendered. Vested phantom stock units are ultimately paid out in common stock on a one-unit for one-share basis. To the extent elected by a Director, stock units receive dividend equivalents in the form of additional stock units based on the dividend amount paid on the common stock. The aggregate number of phantom stock units that may be granted under the Directors' Phantom Stock Plan is 650,000. As of December 31, 2025, there were 155,484 stock units available for grant under the Directors' Phantom Stock Plan.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
19. Share and Unit-based Plans: (Continued)
The following table summarizes the activity of the non-vested phantom stock units for the years ended December 31, 2025, 2024 and 2023:

	2025		2024		2023
	Stock Units	Weighted Average Grant Date Fair Value	Stock Units	Weighted Average Grant Date Fair Value	Stock Units	Weighted Average Grant Date Fair Value
Balance at beginning of year	—	$—	17,043	$14.19	34,039	$14.19
Granted	12,934	18.79	6,157	16.01	6,513	11.48
Vested	(12,934)	18.79	(19,290)	17.65	(23,509)	13.44
Forfeited	—	—	(3,910)	16.43	—	—
Balance at end of year	—	$—	—	$—	17,043	$14.19

Employee Stock Purchase Plan ("ESPP"):
The ESPP authorizes eligible employees to purchase the Company's common stock through voluntary payroll deductions made during periodic offering periods. Under the ESPP, common stock is purchased at a 15% discount from the lesser of the fair value of common stock at the beginning and end of the offering period. A maximum of 1,791,117 shares of common stock is available for purchase under the ESPP. The number of shares available for future purchase under the plan at December 31, 2025 was 238,805.
Compensation:
The following summarizes the compensation cost under the share and unit-based plans for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Stock units	$2,334	$2,359	$3,150
LTI units	15,783	11,353	12,599
Phantom stock units	243	276	316
	$18,360	$13,988	$16,065

The Company capitalized share and unit-based compensation costs of $192, $1,857 and $2,899 for the years ended December 31, 2025, 2024 and 2023, respectively.
The fair value of the stock units that vested during the years ended December 31, 2025, 2024 and 2023 was $3,057, $3,317 and $2,736, respectively. Unrecognized compensation costs of share and unit-based plans at December 31, 2025 consisted of $18,615 from LTI Units and $1,821 from stock units.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)
20. Employee Benefit Plans:
401(k) Plan:
The Company has a defined contribution retirement plan that covers its eligible employees (the "Plan"). The Plan is a defined contribution retirement plan covering eligible employees of the Macerich Property Management Company, LLC and participating affiliates. In accordance with the Plan, the Company makes matching contributions equal to 100 percent of the first three percent of compensation deferred by a participant and 50 percent of the next two percent of compensation deferred by a participant. During the years ended December 31, 2025, 2024 and 2023, these matching contributions made by the Company were $3,868, $3,644 and $3,593, respectively. Contributions and matching contributions to the Plan by the plan sponsor and/or participating affiliates are recognized as an expense of the Company in the period that they are made.
Deferred Compensation Plans:
The Company has established deferred compensation plans under which executives and key employees of the Company may elect to defer receiving a portion of their cash compensation otherwise payable in one calendar year until a later year. The Company may, as determined by the Board of Directors in its sole discretion prior to the beginning of the plan year, credit a participant's account with a matching amount equal to a percentage of the participant's deferral. The Company contributed $446, $492 and $463 to the plans during the years ended December 31, 2025, 2024 and 2023, respectively. Contributions are recognized as compensation in the periods they are made.

21. Income Taxes:
For income tax purposes, distributions paid to common stockholders consist of ordinary income, capital gains, unrecaptured Section 1250 gain and return of capital or a combination thereof. The following table details the components of the distributions, on a per share basis, for the years ended December 31, 2025, 2024 and 2023:

	2025		2024(1)		2023(2)
Ordinary income	$—	—%	$—	—%	$0.36	53.0%
Capital gains	—	—%	0.36	52.9%	0.32	47.0%
Return of capital	0.68	100.0%	0.32	47.1%	—	—%
Dividends paid	$0.68	100.0%	$0.68	100.0%	$0.68	100.0%
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

21. Income Taxes: (Continued)
The income tax provision of the TRSs for the year ended December 31, 2025 is as follows (ASU 2023-09 Presentation):

2025(1)(2)
Current tax benefit
US federal	$—
US state and local	—
Total current tax benefit	$—

Deferred tax benefit
US federal	$1,869
US state and local	324
Total deferred tax benefit	$2,193

Total income tax benefit
US federal	$1,869
US state and local	324
Total income tax benefit	$2,193
_______________________________________________________________________________
(1)The Company did not make any income tax payments during 2025.
(2)The Company has no foreign income tax benefit or expense.

The income tax provision of the TRSs for the years ended December 31, 2024 and 2023 are as follows (pre-ASU 2023-09 presentation):

	2024	2023
Current	$—	$—
Deferred	1,300	494
Income tax benefit	$1,300	$494

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

21. Income Taxes: (Continued)
The effective income tax rate of the TRSs for the year ended December 31, 2025 is reconciled to the amount by applying the Federal Corporate tax rate as follows (ASU 2023-09 presentation):

	2025
	Amount	Percent
U.S. federal statutory income tax benefit	$2,828	21.0%
State and local taxes, net of federal benefit(1)	324	2.4%
Nondeductible expenses(2):
Executive compensation: LTI Units	(792)	(5.9)%
Restricted stock units	208	1.5%
Meals	(161)	(1.2)%
Life insurance	(223)	(1.7)%
Other nontaxable or nondeductible items	9	0.1%
Income tax benefit	$2,193	16.2%
_______________________________________________________________________________
(1)The state and local income tax effect is primarily attributable to California, New York State and New York City, and Virginia
(2)The significant items within nontaxable or nondeductible items relate primarily to executive compensation limitations (LTI Units), equity compensation permanent differences, and nondeductible meals and life insurance.

The income tax provision of the TRSs for the years ended December 31, 2024 and 2023 are reconciled to the amount computed by applying the Federal Corporate tax rate as follows (pre-ASU 2023-09 presentation):

	2024	2023
Book loss for TRSs	$9,893	$7,671
Tax at statutory rate on earnings from continuing operations before income taxes	$2,078	$1,611
State taxes	266	220
Other	(1,044)	(1,337)
Income tax benefit	$1,300	$494

The tax effects of temporary differences and carryforwards of the TRSs included in the net deferred tax assets at December 31, 2025 and 2024 are summarized as follows:

	2025	2024
Net operating loss carryforwards	$14,204	$12,533
Property, primarily differences in depreciation and amortization, the tax basis of land assets and treatment of certain other costs	12,516	11,992
Other	797	799
Net deferred tax assets	$27,517	$25,324
The net operating loss ("NOL") carryforwards for NOLs generated through the 2017 tax year are scheduled to expire through 2037, beginning in 2031. Pursuant to the Tax Cuts and Jobs Act of 2017, NOLs generated in 2018 and subsequent tax years are carried forward indefinitely.
For the years ended December 31, 2025, 2024 and 2023 there were no unrecognized tax benefits.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share amounts)

21. Income Taxes: (Continued)
The Company is required to establish a valuation allowance for any portion of the deferred tax asset that the Company concludes is more likely than not to be unrealizable. The Company’s assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of December 31, 2025, the Company had no valuation allowance recorded.
The tax years 2022 through 2024 remain open to examination by the taxing jurisdictions to which the Company is subject.
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
23. Subsequent Events:
On January 15, 2026, the Company sold an additional outparcel at Washington Square in Portland, Oregon for $13,000 and used the net proceeds of approximately $12,409 for general corporate purposes.
On February 12, 2026, the Company announced a dividend/distribution of $0.17 per share for common stockholders and OP Unit holders of record on March 16, 2026. All dividends/distributions will be paid 100% in cash on March 30, 2026.
On February 6, 2026, the Company extended the loan maturity on the $200,000 loan at South Plains Mall to November 6, 2029, at the existing rate of 4.22%. The loan was previously in default as of November 6, 2025.
Effective February 6, 2026, the $76,500 loan (at the Company’s pro rata share) at Twenty Ninth Street went into default. The Company’s joint venture is in negotiations with the lender on the terms of this loan.

THE MACERICH COMPANY
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2025
(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
Shopping Centers/Entities	Land	Building and Improvements	Equipment and Furnishings	Cost Capitalized Subsequent to Acquisition, net of (impairments)	Land	Building and Improvements	Equipment and Furnishings	Construction in Progress	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation
Arrowhead Towne Center	$57,388	$310,026	$—	$6,326	$57,388	$315,931	$410	$11	$373,740	$15,019	$358,721
Crabtree Mall	55,784	196,227	—	7,248	55,784	200,237	58	3,180	259,259	5,774	253,485
Danbury Fair Mall	130,367	316,951	—	134,015	142,751	427,169	11,241	172	581,333	229,712	351,621
Desert Sky Mall	9,447	37,245	12	10,289	6,628	45,114	5,139	112	56,993	22,243	34,750
Eastland Mall	22,050	151,605	—	18,341	20,810	168,585	2,601	—	191,996	70,952	121,044
Fashion District Philadelphia	38,402	293,112	—	(249,322)	10,331	71,132	567	162	82,192	4,198	77,994
Fashion Outlets of Chicago	—	—	—	280,485	40,575	235,930	3,893	87	280,485	104,203	176,282
Fashion Outlets of Niagara Falls USA	18,581	210,139	—	(162,764)	6,961	58,733	262	—	65,956	8,719	57,237
Freehold Raceway Mall	164,986	362,841	—	129,939	168,098	477,675	9,158	2,835	657,766	284,496	373,270
Fresno Fashion Fair	17,966	72,194	—	65,509	17,966	133,212	3,650	841	155,669	90,871	64,798
Green Acres Mall	156,640	321,034	—	266,784	156,919	440,250	12,165	135,124	744,458	196,375	548,083
Inland Center	8,321	83,550	—	53,044	10,291	123,588	2,239	8,797	144,915	53,811	91,104
Kings Plaza Shopping Center	209,041	485,548	20,000	308,533	203,646	707,998	67,316	44,162	1,023,122	296,307	726,815
La Cumbre Plaza	18,122	21,492	—	(28,633)	5,583	5,373	25	—	10,981	139	10,842
Los Cerritos Center	141,737	415,727	—	7,772	137,101	407,276	132	20,727	565,236	13,509	551,727
Macerich Management Co.	1,150	10,475	26,562	(3,439)	—	14,513	20,235	—	34,748	20,504	14,244
MACWH, LP	—	25,771	—	(759)	—	25,012	—	—	25,012	13,817	11,195
NorthPark Mall	7,746	74,661	—	13,014	6,714	86,995	1,606	106	95,421	42,403	53,018
Pacific View	8,697	8,696	—	139,042	7,854	147,033	1,548	—	156,435	103,257	53,178
Prasada	6,615	—	—	19,607	—	26,222	—	—	26,222	8,671	17,551
Queens Center	251,474	1,039,922	—	97,582	256,786	1,122,252	7,812	2,128	1,388,978	310,385	1,078,593
Santa Monica Place	26,400	105,600	—	71,584	30,673	156,937	559	15,415	203,584	3,375	200,209
SanTan Village Regional Center	7,827	—	—	236,006	5,921	233,136	3,208	1,568	243,833	142,851	100,982
South Plains Mall	13,274	89,410	—	3,786	10,414	69,392	116	26,548	106,470	4,167	102,303
Stonewood Center	4,948	302,527	—	22,112	4,935	320,285	2,230	2,137	329,587	105,805	223,782
Superstition Springs Center	10,928	112,718	—	15,995	10,928	125,215	3,498	—	139,641	48,079	91,562
The Macerich Partnership, L.P.	—	2,534	—	2,222	—	—	4,756	—	4,756	317	4,439
Valley River Center	24,854	147,715	—	39,572	24,854	184,471	1,882	934	212,141	104,302	107,839
Victor Valley, Mall of	15,700	75,230	—	61,175	20,080	130,278	1,738	9	152,105	79,958	72,147
Vintage Faire Mall	14,902	60,532	—	68,712	17,647	123,960	1,708	831	144,146	93,719	50,427
Washington Square	80,847	470,233	—	9,011	80,848	477,911	195	1,137	560,091	15,674	544,417
Other freestanding stores	47,083	111,936	—	15,884	20,430	98,932	922	54,619	174,903	16,234	158,669

THE MACERICH COMPANY
Schedule III—Real Estate and Accumulated Depreciation (Continued)
December 31, 2025
(Dollars in thousands)

	Initial Cost to Company				Gross Amount at Which Carried at Close of Period
Shopping Centers/Entities	Land	Building and Improvements	Equipment and Furnishings	Cost Capitalized Subsequent to Acquisition, net of (impairments)	Land	Building and Improvements	Equipment and Furnishings	Construction in Progress	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation
Other land and development properties	37,850	—	—	(29,377)	—	6,973	—	1,500	8,473	2,673	5,800
	$1,609,127	$5,915,651	$46,574	$1,629,295	$1,538,916	$7,167,720	$170,869	$323,142	$9,200,647	$2,512,519	$6,688,128
See accompanying report of independent registered public accounting firm.

THE MACERICH COMPANY
Schedule III—Real Estate and Accumulated Depreciation (Continued)
December 31, 2025
(Dollars in thousands)
Depreciation of the Company's investment in buildings and improvements reflected in the consolidated statements of operations are calculated over the estimated useful lives of the assets as follows:

Buildings and improvements	5 - 40 years
Tenant improvements	5 - 7 years
Equipment and furnishings	5 - 7 years

The changes in total real estate assets for the three years ended December 31, 2025 are as follows:

	2025	2024	2023
Balances, beginning of year	$9,444,980	$8,710,352	$8,920,580
Additions	427,765	2,072,258	257,160
Dispositions, impairments and retirements	(672,098)	(1,337,630)	(467,388)
Balances, end of year	$9,200,647	$9,444,980	$8,710,352

   The aggregate cost of the property included in the table above for federal income tax purposes was $10,688,254 (unaudited) at December 31, 2025.

The changes in accumulated depreciation for the three years ended December 31, 2025 are as follows:

	2025	2024	2023
Balances, beginning of year	$2,347,867	$2,809,863	$2,792,790
Additions	293,258	269,020	265,140
Dispositions, impairments and retirements	(128,606)	(731,016)	(248,067)
Balances, end of year	$2,512,519	$2,347,867	$2,809,863

See accompanying report of independent registered public accounting firm.

EXHIBIT INDEX

Exhibit Number	Description
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

10.24
Registration Rights Agreement dated as of April 25, 2005 among the Company and the persons names on Exhibit A thereto (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date April 25, 2005).

10.25	#
Employment Agreement between the Company and Jackson Hsieh, effective as of March 1, 2024 (incorporated by reference as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).

10.26	#
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

Exhibit Number		Description
10.29	#
Employment Agreement between the Company and Daniel E. Swanstrom II, effective as of October 31, 2024 (incorporated by reference as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2024).

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
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2026.

THE MACERICH COMPANY
/s/ JACKSON HSIEH
By
Jackson Hsieh
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ JACKSON HSIEH	Chief Executive Officer and Director	February 20, 2026
Jackson Hsieh	(Principal Executive Officer)
/s/ STEVEN R. HASH	Chairman of Board of Directors	February 20, 2026
Steven R. Hash
/s/ ENRIQUE HERNANDEZ, JR.	Director	February 20, 2026
Enrique Hernandez, Jr.
/s/ DANIEL J. HIRSCH	Director	February 20, 2026
Daniel J. Hirsch
/s/ DIANA M. LAING	Director	February 20, 2026
Diana M. Laing
/s/ MARIANNE LOWENTHAL	Director	February 20, 2026
Marianne Lowenthal
/s/ DEVIN I. MURPHY	Director	February 20, 2026
Devin I. Murphy
/s/ ANDREA M. STEPHEN	Director	February 20, 2026
Andrea M. Stephen
/s/ DANIEL E. SWANSTROM II	Senior Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 20, 2026
Daniel E. Swanstrom II
/s/ CHRISTOPHER J. ZECCHINI	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 20, 2026
Christopher J. Zecchini