Form 10-Q
period 2026-03-31
MACERICH CO
filed 2026-05-07
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
Number of shares outstanding as of May 5, 2026 of the registrant's common stock, par value $0.01 per share: 261,381,187 shares

THE MACERICH COMPANY
FORM 10-Q

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS:
Property, net	$6,666,442	$6,688,128
Cash and cash equivalents	182,034	280,246
Restricted cash	88,730	92,717
Tenant and other receivables, net	125,760	145,721
Right-of-use assets, net	106,484	108,918
Deferred charges and other assets, net	319,033	343,431
Due from affiliates	3,587	2,449
Investments in unconsolidated joint ventures	699,632	707,075
Total assets	$8,191,702	$8,368,685
LIABILITIES AND EQUITY:
Mortgage notes payable	$4,850,655	$5,068,946
Bank and other notes payable	81,963	—
Accounts payable and accrued expenses	129,537	125,210
Lease liabilities	65,149	66,979
Other accrued liabilities	352,648	386,092
Distributions in excess of investments in unconsolidated joint ventures	199,884	194,388
Total liabilities	5,679,836	5,841,615
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized at March 31, 2026 and December 31, 2025, and 260,632,896 and 256,990,913 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	2,606	2,569
Additional paid-in capital	6,293,832	6,224,127
Accumulated deficit	(3,858,433)	(3,777,816)
Accumulated other comprehensive loss	(7)	(9)
Total stockholders' equity	2,437,998	2,448,871
Noncontrolling interests	73,868	78,199
Total equity	2,511,866	2,527,070
Total liabilities and equity	$8,191,702	$8,368,685
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Revenues:
Leasing revenue	$225,976	$235,647
Other	9,019	8,656
Management Companies	6,543	4,921
Total revenues	241,538	249,224
Expenses:
Shopping center and operating expenses	83,251	85,163
Leasing expenses	13,809	11,219
Management Companies' operating expenses	22,385	20,783
REIT general and administrative expenses	8,026	7,612
Depreciation and amortization	83,076	92,562
Interest expense	67,500	69,074
Total expenses	278,047	286,413
Equity in loss of unconsolidated joint ventures	(9,866)	(799)
Income tax benefit	2,641	822
Gain (loss) on sale or write down of assets, net	6,840	(13,987)
Net loss	(36,894)	(51,153)
Less: net loss attributable to noncontrolling interests	(544)	(1,030)
Net loss attributable to the Company	$(36,350)	$(50,123)
Loss per common share—attributable to common stockholders:
Basic	$(0.14)	$(0.20)
Diluted	$(0.14)	$(0.20)
Weighted average number of common shares outstanding:
Basic	258,028,000	252,992,000
Diluted	258,028,000	252,992,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Net loss	$(36,894)	$(51,153)
Other comprehensive income:
Interest rate cap agreements	2	20
Comprehensive loss	(36,892)	(51,133)
Less: net loss attributable to noncontrolling interests	(544)	(1,030)
Comprehensive loss attributable to the Company	$(36,348)	$(50,103)
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except share data)
(Unaudited)
Three Months Ended March 31, 2026 and 2025

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2026	256,990,913	$2,569	$6,224,127	$(3,777,816)	$(9)	$2,448,871	$78,199	$2,527,070
Net loss	—	—	—	(36,350)	—	(36,350)	(544)	(36,894)
Interest rate cap agreements	—	—	—	—	2	2	—	2
Amortization of share and unit-based plans	103,482	1	6,075	—	—	6,076	—	6,076
Stock offerings, net	3,252,163	33	65,443	—		65,476	—	65,476
Distributions paid ($0.17 per share)	—	—	—	(44,267)	—	(44,267)	—	(44,267)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,767)	(4,767)
Conversion of noncontrolling interests to common shares	286,338	3	5,230	—	—	5,233	(5,233)	—
Redemption of noncontrolling interests	—	—	—	—	—	—	(830)	(830)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(7,043)	—	—	(7,043)	7,043	—
Balance at March 31, 2026	260,632,896	$2,606	$6,293,832	$(3,858,433)	$(7)	$2,437,998	$73,868	$2,511,866

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2025	252,925,496	$2,527	$6,160,780	$(3,406,786)	$(34)	$2,756,487	$85,938	$2,842,425
Net loss	—	—	—	(50,123)	—	(50,123)	(1,030)	(51,153)
Interest rate cap agreements	—	—	—	—	20	20	—	20
Amortization of share and unit-based plans	98,829	1	3,481	—	—	3,482	—	3,482
Stock offerings, net	—	—	(418)	—	—	(418)	—	(418)
Distributions paid ($0.17 per share)	—	—	—	(43,929)	—	(43,929)	—	(43,929)
Distributions to noncontrolling interests	—	—	—	—	—	—	(6,504)	(6,504)
Conversion of noncontrolling interests to common shares	6,100	—	118	—	—	118	(118)	—
Adjustment of noncontrolling interests in Operating Partnership	—	—	(2,065)	—	—	(2,065)	2,065	—
Balance at March 31, 2025	253,030,425	$2,528	$6,161,896	$(3,500,838)	$(14)	$2,663,572	$80,351	$2,743,923

 The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(36,894)	$(51,153)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain) loss on sale or write down of assets, net	(6,840)	13,987
Depreciation and amortization	86,015	95,219
Amortization of discount on mortgage notes payable	4,163	9,121
Amortization of share and unit-based plans	5,901	3,206
Straight-line rent and amortization of above and below market leases	(2,152)	(249)
Provision for doubtful accounts	1,211	1,558
Income tax benefit	(2,641)	(822)
Equity in loss of unconsolidated joint ventures	9,866	799
Changes in assets and liabilities, net of dispositions:
Tenant and other receivables	25,016	24,984
Other assets	14,510	12,975
Due from affiliates	(1,138)	(1,350)
Accounts payable and accrued expenses	10,605	9,487
Other accrued liabilities	(30,245)	(29,271)
Net cash provided by operating activities	77,377	88,491
Cash flows from investing activities:
Development, redevelopment, expansion and renovation of properties	(30,301)	(34,356)
Property improvements	(28,667)	(6,840)
Deposit on acquisition of property	(10,000)	—
Deferred leasing costs	(2,669)	(1,562)
Distributions from unconsolidated joint ventures	17,109	30,716
Contributions to unconsolidated joint ventures	(14,034)	(96,695)
Proceeds from sale of assets	13,848	25,696
Net cash used in investing activities	(54,714)	(83,041)

THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands) (Unaudited)
	For the Three Months Ended March 31,
	2026	2025
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	100,000	340,000
Payments on mortgages, bank and other notes payable	(221,378)	(122,007)
Deferred financing costs	(14,161)	(1,156)
Payments on finance leases	—	(4,408)
Proceeds (costs) from stock offerings, net	60,541	(418)
Redemption of noncontrolling interests	(830)	—
Dividends and distributions	(49,034)	(50,433)
Net cash (used in) provided by financing activities	(124,862)	161,578
Net (decrease) increase in cash, cash equivalents and restricted cash	(102,199)	167,028
Cash, cash equivalents and restricted cash, beginning of period	372,963	177,479
Cash, cash equivalents and restricted cash, end of period	$270,764	$344,507
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$56,345	$49,710
Non-cash investing and financing transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$63,681	$48,898
Conversion of Operating Partnership Units to common stock	$5,233	$118
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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of March 31, 2026, the Company was the sole general partner of and held a 96% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
The Operating Partnership's consolidated VIEs included the following assets and liabilities:

	March 31, 2026	December 31, 2025
Assets:
Property, net	$116,898	$118,073
Other assets	20,013	18,396
Total assets	$136,911	$136,469
Liabilities:
Mortgage notes payable	$219,707	$219,687
Other liabilities	64,907	65,778
Total liabilities	$284,614	$285,465
All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

2. Summary of Significant Accounting Policies: (Continued)

The unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements for the interim periods have been made. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accompanying consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements but does not include all disclosures required by GAAP.

The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported on the Company's consolidated balance sheets to the totals shown on its consolidated statements of cash flows:

	For the Three Months Ended March 31,
	2026	2025
Beginning of period
Cash and cash equivalents	$280,246	$89,858
Restricted cash	92,717	87,621
Cash, cash equivalents and restricted cash	$372,963	$177,479
End of period
Cash and cash equivalents	$182,034	$253,248
Restricted cash	88,730	91,259
Cash, cash equivalents and restricted cash	$270,764	$344,507
Recent Accounting Pronouncements:
In November 2024, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). The amendments in ASU 2024-03 apply to all public business entities and require disclosure of specified information about certain costs and expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact of adopting ASU 2024-03.

In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments ("ASU 2024-04"). The amendments in ASU 2024-04 clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The new guidance is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. The Company adopted ASU 2024-04 as of January 1, 2026. The adoption did not have a material impact on our consolidated financial statements, as the Company has not entered into any exchange-related settlements, modifications, or inducement transactions.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU 2025-11"). The amendments in ASU 2025-11 clarify interim reporting disclosure requirements in Accounting Standards Codification ("ASC") 270 and introduce a new disclosure principle for reporting material events occurring after the most recent

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

2. Summary of Significant Accounting Policies: (Continued)
annual period. ASU 2025-11 is effective for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact of adopting ASU 2025-11.
3. Earnings Per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of EPS for the three months ended March 31, 2026 and 2025 (shares in thousands):

	For the Three Months Ended March 31,
	2026	2025
Numerator
Net loss	$(36,894)	$(51,153)
Less: net loss attributable to noncontrolling interests	(544)	(1,030)
Net loss attributable to the Company	(36,350)	(50,123)
Allocation of earnings to participating securities	(213)	(196)
Numerator for basic and diluted EPS—net loss attributable to common stockholders	$(36,563)	$(50,319)
Denominator
Denominator for basic and diluted EPS—weighted average number of common shares outstanding(1)	258,028	252,992
EPS—net loss attributable to common stockholders
Basic and diluted	$(0.14)	$(0.20)
(1)    Diluted EPS excludes 99,565 convertible preferred partnership units for each of the three months ended March 31, 2026 and 2025, as their impact was antidilutive. Diluted EPS also excludes 11,363,327 and 10,858,664 Operating Partnership units ("OP Units") for the three months ended March 31, 2026 and 2025, respectively, as their impact was antidilutive.

4. Investments in Unconsolidated Joint Ventures:
The Company has made the following recent financings or other events within its unconsolidated joint ventures:
On February 7, 2025, the Company's joint venture in Flatiron Crossing repaid in full the $14,532 mezzanine loan and $14,532 of the first mortgage, and obtained a 90-day extension for the remaining $140,480 of the first mortgage. The mezzanine loan had an interest rate of SOFR plus 12.25% and the first mortgage had an interest rate of SOFR plus 2.90% for a weighted average aggregate interest rate of SOFR plus 3.70%. The interest rate on the first mortgage was SOFR plus 2.90% during the extension period. On March 28, 2025, the Company's joint venture in Flatiron Crossing repaid in full the remaining $140,480 ($71,644 at the Company's pro rata share) of the first mortgage.
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
Effective February 6, 2026, the $150,000 ($76,500 at the Company's pro rata share) loan on Twenty Ninth Street is in default. The Company's joint venture is in negotiations with the lender on the terms of this loan.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)
On April 7, 2026, the Company’s joint venture replaced the existing $131,212 ($66,918 at the Company’s pro rata share) loan on Deptford Mall with a new $115,000 interest only loan ($58,650 at the Company’s pro rata share) that bears interest at a fixed rate of 6.95% and matures on May 6, 2031.
Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	March 31, 2026	December 31, 2025
Assets:
Property, net	$3,197,713	$3,206,517
Other assets	400,832	407,271
Total assets	$3,598,545	$3,613,788
Liabilities and partners' capital:
Mortgage and other notes payable	$3,140,149	$3,145,872
Other liabilities	305,442	308,150
Company's capital	132,186	140,911
Outside partners' capital	20,768	18,855
Total liabilities and partners' capital	$3,598,545	$3,613,788
Investments in unconsolidated joint ventures:
Company's capital	$132,186	$140,911
Basis adjustment(1)	367,562	371,776
	$499,748	$512,687

Assets—Investments in unconsolidated joint ventures	$699,632	$707,075
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(199,884)	(194,388)
	$499,748	$512,687

(1)     The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity and adjusts the basis adjustment for impairment and disposition transactions that may occur, into the Company's share of net loss. The amortization of this difference was $4,981 and $5,348 for the three months ended March 31, 2026 and 2025, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)
Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

Total
Three Months Ended March 31, 2026
Revenues:
Leasing revenue	145,628
Other	(4,115)
Total revenues	141,513
Expenses:
Shopping center and operating expenses	50,429
Leasing expenses	2,001
Interest expense	40,487
Depreciation and amortization	47,463
Total expenses	140,380
Loss on sale or write down of assets, net	(858)
Net income	$275
Company's equity in net loss	$(9,866)

Total
Three Months Ended March 31, 2025
Revenues:
Leasing revenue	146,183
Other	2,770
Total revenues	148,953
Expenses:
Shopping center and operating expenses	55,690
Leasing expenses	1,736
Interest expense	45,123
Depreciation and amortization	46,086
Total expenses	148,635
Gain on sale or write down of assets, net	3,576
Other income, net(1)	13,313
Net income	$17,207
Company's equity in net loss	$(799)
(1)     This represents income received from legal claims settlements.
Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
5. Derivative Instruments and Hedging Activities:
The Company uses interest rate cap agreements to manage the interest rate risk on certain floating rate debt. The Company recorded other comprehensive income related to the marking-to-market of derivative instruments of $2 and $20 for the three months ended March 31, 2026 and 2025, respectively. The amounts in other comprehensive income represent the Company's pro rata share of hedged derivative instruments from certain unconsolidated joint ventures. The following derivative was outstanding at March 31, 2026 and December 31, 2025:

						Fair Value
Property	Designation	Notional Amount	Product	SOFR Rate	Maturity	March 31, 2026	December 31, 2025
Crabtree Mall	Non-Hedged	$159,100	Cap	5.00%	8/7/2027	$75	$15
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
6. Property, net:
Property, net consists of the following:

	March 31, 2026	December 31, 2025
Land	$1,541,312	$1,538,916
Buildings and improvements	6,526,064	6,492,487
Tenant improvements	703,397	675,233
Equipment and furnishings	172,115	170,869
Construction in progress	307,729	323,142
	9,250,617	9,200,647
Less accumulated depreciation	(2,584,175)	(2,512,519)
	$6,666,442	$6,688,128

Depreciation expense was $71,655 and $73,446 for the three months ended March 31, 2026 and 2025, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
6. Property, net: (Continued)

Gain (loss) on sale or write-down of assets, net for the three months ended March 31, 2026 and 2025 consists of the following:

	For the Three Months Ended March 31,
	2026	2025
Loss on property sales, net(1)	$(178)	$(1,567)
Loss on write-down of assets(2)	(3,076)	(13,343)
Gain on land sales, net(3)	10,094	923
	$6,840	$(13,987)
(1)    For the three months ended March 31, 2025, includes loss related to the sale of Wilton Mall (See Note 15—Dispositions).

(2)    Includes $3,076 related to the write off of development costs for the three months ended March 31, 2026 and an impairment loss of $13,343 for the three months ended March 31, 2025 due to the reduction of the estimated holding periods of certain properties, including SouthPark Mall.
(3)    See Note 15—Dispositions.

The following table summarizes certain of the Company's assets that were measured on a nonrecurring basis as a result of the impairment losses recorded for the three months ended March 31, 2026 and 2025, as described above:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets	Significant Other Unobservable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
March 31, 2026	$—	$—	$—	$—
March 31, 2025	$35,000	$—	$35,000	$—
The fair value (Level 2 measurement) related to the 2025 impairments are based on sales contracts and are classified within Level 2 of the hierarchy.
7. Tenant and Other Receivables, net:
Included in tenant and other receivables, net is an allowance for doubtful accounts of $9,133 and $7,789 at March 31, 2026 and December 31, 2025, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $2,334 and $15,360 at March 31, 2026 and December 31, 2025, respectively, and a deferred rent receivable due to straight-line rent adjustments of $95,870 and $94,539 at March 31, 2026 and December 31, 2025, respectively.
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
The following table summarizes the components of leasing revenue for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Leasing revenue—fixed payments	$175,908	$178,864
Leasing revenue—variable payments	51,279	58,341
Provision for doubtful accounts	(1,211)	(1,558)
	$225,976	$235,647

The following table summarizes the future rental payments to the Company:

Twelve months ending March 31,
2027	$614,776
2028	541,644
2029	473,392
2030	375,821
2031	300,917
Thereafter	1,065,541
$3,372,091
Lessee Leases:
The Company has certain properties that are subject to non-cancelable operating leases. The leases expire at various times through 2078, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease.
The following table summarizes the lease costs for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Operating lease costs	$3,493	$3,271
Finance lease costs:
Amortization of right-of-use assets	—	7
Interest on lease liabilities	—	10
	$3,493	$3,288

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
8. Leases: (Continued)

The following table summarizes the future rental payments required under the leases:

March 31, 2026
Year ending December 31,	Operating Leases
2026	$9,138
2027	12,231
2028	8,785
2029	6,620
2030	6,663
Thereafter	69,745
Total undiscounted rental payments	113,182
Less imputed interest	(48,033)
Total lease liabilities	$65,149
Weighted average remaining term	24.3 years
Weighted average incremental borrowing rate	6.9%

9. Deferred Charges and Other Assets, net:
Deferred charges and other assets, net consist of the following:

	March 31, 2026	December 31, 2025
Leasing	$57,743	$55,072
Intangible assets:
In-place lease values	133,847	136,239
Leasing commissions and legal costs	29,641	30,134
Above-market leases	72,923	75,756
Deferred tax assets	30,158	27,517
Deferred compensation plan assets	73,602	75,003
Other assets	47,576	60,019
	445,490	459,740
Less accumulated amortization(1)	(126,457)	(116,309)
	$319,033	$343,431

(1)   Accumulated amortization includes $74,063 and $65,741 relating to in-place lease values, leasing commissions and legal costs at March 31, 2026 and December 31, 2025, respectively. Amortization expense of in-place lease values, leasing commissions and legal costs was $9,973 and $17,641 for the three months ended March 31, 2026 and 2025, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
9. Deferred Charges and Other Assets, net: (Continued)
The allocated values of above-market leases and below-market leases consist of the following:

	March 31, 2026	December 31, 2025
Above-Market Leases
Original allocated value	$72,923	$75,756
Less accumulated amortization	(36,043)	(35,665)
	$36,880	$40,091
Below-Market Leases(1)
Original allocated value	$101,913	$106,194
Less accumulated amortization	(43,436)	(43,081)
	$58,477	$63,113
(1)   Below-market leases are included in other accrued liabilities.
10. Mortgage Notes Payable:
Mortgage notes payable at March 31, 2026 and December 31, 2025 consist of the following:

	Carrying Amount of Mortgage Notes(1)
Property Pledged as Collateral	March 31, 2026	December 31, 2025	Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Arrowhead Towne Center	$352,943	$352,776	6.75%	$1,921	2028
Crabtree Mall(5)	155,861	155,793	6.63%	819	2029
Danbury Fair Mall	152,534	152,455	6.59%	836	2034
Fashion Outlets of Chicago	299,576	299,554	4.61%	1,145	2031
Fashion Outlets of Niagara Falls USA	76,114	76,995	6.52%	727	2026
Freehold Raceway Mall	399,418	399,376	3.94%	1,300	2029
Fresno Fashion Fair	324,901	324,851	3.67%	971	2026
Green Acres Mall	365,303	364,632	6.62%	1,819	2028
Kings Plaza Shopping Center	526,448	528,906	3.71%	2,414	2030
Los Cerritos Center	464,983	465,727	5.77%	2,506	2027
Pacific View	69,455	69,691	5.45%	399	2032
Queens Center	523,454	523,346	5.45%	2,349	2029
Santa Monica Place(6)	300,000	300,000	5.19%	1,298	2024
SanTan Village Regional Center	219,707	219,687	4.34%	788	2029
South Plains Mall(7)	197,579	200,000	4.58%	703	2029
Victor Valley, Mall of	84,061	84,033	6.85%	476	2034
Vintage Faire Mall(8)	—	212,728	—%	—	—
Washington Square(9)	338,318	338,396	5.63%	1,580	2035
	$4,850,655	$5,068,946

(1)The mortgage notes payable balances include the unamortized debt discounts. Debt discounts represent the deficiency of the fair value of debt under the principal value of debt assumed in various acquisitions. The debt discounts are being amortized into interest expense over the term of the related debt in a manner which approximates the effective interest method. The debt discounts as of March 31, 2026 and December 31, 2025 consisted of the following:

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
10. Mortgage Notes Payable: (Continued)

Property Pledged as Collateral	March 31, 2026	December 31, 2025
Arrowhead Towne Center	$16,676	$18,851
Los Cerritos Center	12,585	14,573
Total	$29,261	$33,424

The mortgage notes payable also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs were $21,350 and $20,274 at March 31, 2026 and December 31, 2025, respectively.
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
(5)On August 7, 2025, the Company closed on an initial $159,100 two-year term loan with two one-year extension options on Crabtree Mall. The term loan also allows for additional requested advances of up to $51,180 based on defined conditions for capital expenditures and leasing costs for a maximum total term loan of $210,280. The term loan bears interest at a rate of SOFR plus 2.50%. The Company has purchased a SOFR interest rate cap for the initial term loan advance with a strike rate of 5.0% for the two-year base term of the term loan. The Company used a portion of the net proceeds from this term loan to fully repay borrowings outstanding on the Company's revolving credit facility (See Note 14—Acquisitions).
(6)Effective April 9, 2024, the loan is in default and accrues incremental default interest of 4%. On March 18, 2025, a court appointed receiver assumed operational control and managerial responsibility for Santa Monica Place. The Company anticipates the disposition of the asset, which is under the control of the receiver, will be executed through foreclosure, deed-in-lieu of foreclosure, or by some other means, and is expected to be completed in the near future. Although the Company is no longer funding any cash shortfall, it will continue to record the operations of the property until the title for the Center is transferred and its obligation for the loan is discharged. Once title to the property is transferred, the Company will remove the net assets and liabilities from the Company's consolidated balance sheets. The loan is non-recourse to the Company.
(7)Effective November 6, 2025, the loan was in default and accrued incremental default interest of 4%. On February 6, 2026, the Company extended the loan maturity on the $200,000 loan to November 6, 2029, at the existing rate of 4.22%.
(8)On March 6, 2026, the Company repaid the outstanding loan balance of $211,507 on Vintage Faire Mall at maturity with cash on hand and $100,000 of borrowings on the revolving credit facility.
(9)On March 27, 2025, the Company closed a $340,000, ten-year loan on Washington Square, which matures on April 6, 2035. The loan bears interest at a fixed rate of 5.58% and is interest only during the entire loan term.
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
Total interest expense capitalized was $3,485 and $4,769 for the three months ended March 31, 2026 and 2025, respectively.
The estimated fair value (Level 2 measurement) of mortgage notes payable at March 31, 2026 and December 31, 2025 was $4,865,940 and $4,982,754, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
11. Bank and Other Notes Payable:
Bank and other notes payable consist of the following:
Credit Facility:
Previously, the Company had a $650,000 revolving credit facility, which was scheduled to mature on February 1, 2027. On February 24, 2026, the Company entered into an amended and restated credit agreement (the "Credit Agreement"), which amended and restated the prior credit agreement and provides for an aggregate $900,000 revolving credit facility that matures on March 1, 2029, with an option for the Company to extend maturity until March 1, 2030. The Company has the ability from time to time to increase the size of the revolving credit facility up to an aggregate amount of $1,100,000, subject to the receipt of lender commitments and other conditions. Loans made under the Credit Agreement bear interest, at the Company’s election, at either the Base Rate (as defined in the Credit Agreement) or Term SOFR (as defined in the Credit Agreement) plus, in both cases, an applicable margin. The current applicable margin depends on the Company’s overall debt yield and ranges from 0.80% to 2.20% over the selected index rate. Upon the achievement of certain performance thresholds, the applicable margin will depend on the Company’s overall net debt to EBITDA ratio and will be in a range of 0.35% to 1.65% over the selected index rate.
As of March 31, 2026, the borrowing rate was SOFR plus a spread of 1.90%. As of March 31, 2026, borrowings under the revolving credit facility were $100,000 less unamortized deferred finance costs of $18,037 for the revolving credit facility at a total effective interest rate of 6.16%. As of March 31, 2026, the Company’s availability under the revolving credit facility for additional borrowings was $799,409. The estimated fair value (Level 2 measurement) of borrowings under the revolving credit facility at March 31, 2026 was $99,772 for the revolving credit facility based on a present value model using a credit interest rate spread offered to the Company for comparable debt.
As of March 31, 2026 and December 31, 2025, the Company was in compliance with all applicable financial loan covenants.
12. Noncontrolling Interests:
The Company allocates net loss of the Operating Partnership based on the weighted average ownership interest during the period. The net loss of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 96% ownership interest in the Operating Partnership as of March 31, 2026 and December 31, 2025. The remaining 4% limited partnership interest as of March 31, 2026 and December 31, 2025 was owned by certain of the Company's executive officers and directors, certain of their affiliates and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the 10 trading days ending on the respective balance sheet date. Accordingly, as of March 31, 2026 and December 31, 2025, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $210,628 and $216,826, respectively.
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
13. Stockholders' Equity:
Stock Offerings
In connection with the commencement of an “at the market” offering program on November 12, 2024, which is referred to as the “2024 ATM Program,” the Company entered into an equity distribution agreement with certain sales agents pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500,000 under the 2024 ATM Program. During the three months ended March 31, 2026, the Company issued 3,252,163 shares of common stock under the 2024 ATM Program for aggregate gross proceeds of $61,777 and net proceeds of $60,541 after commissions and other transaction costs. In addition, the Company sold 265,037 additional shares of common stock under the 2024 ATM Program on March 31, 2026 for aggregate gross proceeds of $5,036 and net proceeds of $4,935 after commissions, of which the shares settled and the proceeds were received on April 1, 2026. As of March 31, 2026, $307,288 remained available to be sold under the 2024 ATM Program. Subsequent to the quarter ending March 31, 2026, the Company sold 940,002 shares of common stock for aggregate gross proceeds of $18,788 and net proceeds of $18,281 after commissions. Actual future sales will depend upon a variety of factors including, but not limited to, market conditions, the trading price of the Company’s common stock and the Company’s capital needs. The Company has no obligation to sell the remaining shares available for sale under the 2024 ATM Program.
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
There were no repurchases under the Stock Buyback Program during the three months ended March 31, 2026 or 2025.
14.   Acquisitions:
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

14.   Acquisitions: (Continued)
The following is a reconciliation of the allocation of the fair value of acquired net assets to total cash paid:

Fair value of acquired net assets (at 100% ownership)	$290,000
Credits received at closing	(24,612)
Closing and other transaction costs	1,538
Total cash paid	$266,926
15.   Dispositions:
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
For the three months ended March 31, 2026 and 2025, the Company sold various land parcels, resulting in gains on sale of land of $10,094 and $923, respectively. The Company used its share of the proceeds from these sales to pay down debt and for other general corporate purposes.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

16. Commitments and Contingencies:
As of March 31, 2026, the Company was contingently liable for $1,000 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the relevant agreement. At March 31, 2026, the Company had $79,564 in outstanding obligations, which it believes will be settled in the next twelve months.
17. Related Party Transactions:
Certain unconsolidated joint ventures have engaged the Management Companies to manage the operations of the Centers. Under these arrangements, the Management Companies are reimbursed for compensation paid to on-site employees, leasing agents and project managers at the Centers, as well as insurance costs and other administrative expenses.
The following are fees charged to unconsolidated joint ventures:

	For the Three Months Ended March 31,
	2026	2025
Management fees	$3,564	$3,141
Development and leasing fees	2,964	1,592
	$6,528	$4,733
Due from affiliates includes $3,587 and $2,449 of unreimbursed costs and fees from unconsolidated joint ventures due to the Management Companies at March 31, 2026 and December 31, 2025, respectively.
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
The market-indexed LTI Units vest over the service period of the award based on the percentile ranking of the Company in terms of total return to stockholders (the "Total Return") per share of common stock relative to the Total Return of a group of peer REITs, as measured at the end of the measurement period. The 2026 performance-based LTI Units are all market-indexed awards.
During the three months ended March 31, 2026, the Company granted the following LTI Units:

Grant Date	Units	Type	Fair Value per LTI Unit	Vest Date
2/16/2026	241,220	Service-based	18.52	12/31/2028
2/16/2026	600,123	Performance-based	30.71	12/31/2028
	841,343

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
18. Share and Unit-Based Plans: (Continued)
The fair value of the service-based LTI Units was determined by the market price of the Company's common stock on the date of grant. The fair value (Level 3 measurement) of the performance-based LTI Units granted on February 16, 2026 was estimated on the date of grant using a Monte Carlo Simulation model that assumed an approximate three-year risk-free interest rate of 3.37% and an expected volatility of 39.49%.
The following table summarizes the activity of the non-vested LTI Units, phantom stock units and stock units:

	LTI Units		Phantom Stock Units		Stock Units
	Units	Value(1)	Units	Value(1)	Units	Value(1)
Balance at January 1, 2026	1,643,216	$22.63	—	$—	220,628	$16.32
Granted	841,343	27.22	11,071	18.46	163,869	18.32
Vested	—	—	(3,469)	18.47	(88,059)	15.30
Forfeited	—	—	—	—	(3,815)	18.61
Balance at March 31, 2026	2,484,559	$24.19	7,602	$18.46	292,623	$17.71

(1) Value represents the weighted average grant date fair value.
The following table summarizes the activity of the vested stock options outstanding:

	Stock Options
	Units	Value(1)
Balance at January 1, 2026	26,371	$54.56
Granted	—	—
Balance at March 31, 2026	26,371	$54.56

(1) Value represents the weighted average exercise price.
The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended March 31,
	2026	2025
LTI Units	$4,766	$2,697
Stock units	1,246	731
Phantom stock units	64	54
	$6,076	$3,482
The Company capitalized share and unit-based compensation costs of $175 and $276 for the three months ended March 31, 2026 and 2025, respectively. Unrecognized compensation costs of share and unit-based plans at March 31, 2026 consisted of $37,294 from LTI Units, $3,639 from stock units and $0 from phantom stock units.

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
The income tax provision of the TRSs is as follows:

	For the Three Months Ended March 31,
	2026	2025
Current	$—	$—
Deferred	2,641	822
Total income tax benefit	$2,641	$822
The net operating loss ("NOL") carryforwards generated through the 2017 tax year are scheduled to expire through 2037, beginning in 2031. Pursuant to the Tax Cuts and Jobs Act of 2017, NOLs generated in 2018 and subsequent tax years are carried forward indefinitely. Net deferred tax assets of $30,158 and $27,517 were included in deferred charges and other assets, net at March 31, 2026 and December 31, 2025, respectively.
The Company is required to establish a valuation allowance for any portion of the deferred tax asset that the Company concludes is more likely than not to be unrealizable. The Company’s assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of March 31, 2026, the Company had no valuation allowance recorded.
The tax years 2022 through 2024 remain open to examination by the taxing jurisdictions to which the Company is subject.
20. Segment Reporting:
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

21. Subsequent Events:
On May 4, 2026, the Company announced a dividend/distribution of $0.17 per share for common stockholders and OP Unitholders of record on June 15, 2026. All dividends/distributions will be paid in cash on June 29, 2026.

On April 30, 2026, the Company acquired Annapolis Mall, a regional retail center totaling approximately 1,500,000 square feet in Annapolis, Maryland, for a total purchase price of $260,000 and the adjacent 13.1 acre vacant Sears parcel for $12,000. The acquisition was funded with cash on hand and $150,000 of borrowings on the Company's revolving credit facility.

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
Stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or the industry to differ materially from the Company's future results, performance or achievements, or those of the industry, expressed or implied in such forward-looking statements. Such factors include, among others, general industry, as well as global, national, regional and local economic and business conditions, including the impact of geopolitical tensions, tariffs, elevated interest rates and inflation, which will, among other things, affect demand for retail space or retail goods, availability and creditworthiness of current and prospective tenants, anchor or tenant bankruptcies, closures, mergers or consolidations, lease rates, terms and payments; elevated interest rates and their impact on the financial condition and results of operations of the Company, including as a result of any increased borrowing costs on the Company's outstanding floating-rate debt and defaults on mortgage loans, availability, terms and cost of financing and operating expenses; adverse changes in the real estate markets including, among other things, competition from other companies, retail formats and technology, risks of real estate development and redevelopment (including elevated inflation, supply chain disruptions and construction delays), acquisitions and dispositions; adverse impacts from any pandemic, epidemic or outbreak of any highly infectious disease on the U.S., regional and global economies and the financial condition and results of operations of the Company and its tenants; the liquidity of real estate investments; government shutdowns and other governmental actions and initiatives (including legislative and regulatory changes); environmental and safety requirements; and terrorist activities or other acts of violence which could adversely affect all of the above factors. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results, including those made in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025, as well as our other reports filed with the Securities and Exchange Commission (the "SEC"), which disclosures are incorporated herein by reference. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. The Company does not intend, and undertakes no obligation, to update any forward-looking information to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events, unless required by law to do so.
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P. (the "Operating Partnership"). As of March 31, 2026, the Operating Partnership owned or had an ownership interest in 37 regional retail centers (including office, hotel and residential space adjacent to these shopping centers) and one community/power shopping center. These 38 regional retail centers and one community/power shopping center consist of approximately 39 million square feet of gross leasable area ("GLA") and are referred to herein as the "Centers". The Centers consist of consolidated Centers ("Consolidated Centers") and unconsolidated joint venture Centers ("Unconsolidated Joint Venture Centers"), unless the context otherwise requires. The property management, leasing and redevelopment of the Company's portfolio is provided by the Company's seven management companies (collectively referred to herein as the "Management Companies"). The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Management Companies.
The following discussion is based primarily on the consolidated financial statements of the Company for the three months ended March 31, 2026 and 2025. It compares the results of operations for the three months ended March 31, 2026 to the results of operations for the three months ended March 31, 2025. It also compares the results of operations and cash flows for the three months ended March 31, 2026 to the results of operations and cash flows for the three months ended March 31, 2025.
This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
Acquisitions:
On June 23, 2025, the Company acquired Crabtree Mall, a 1,320,000 square foot regional retail center in Raleigh, North Carolina, for a total purchase price of $290.0 million. The acquisition was initially funded with cash on hand and $100.0 million of borrowings on the Company's revolving credit facility (See "Financing Activities" and Note 14—Acquisitions in the Notes to the Consolidated Financial Statements).
On April 30, 2026, the Company acquired Annapolis Mall, a regional retail center totaling approximately 1.5 million square feet in Annapolis, Maryland, for a total purchase price of $260.0 million and the adjacent 13.1 acre vacant Sears parcel for $12.0 million. The acquisition was funded with cash on hand and $150.0 million of borrowings on the Company's revolving credit facility.
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
For the three months ended March 31, 2026, the Company sold a land parcel at Washington Square in Portland, Oregon, for $13.0 million, resulting in the Company’s share of the gain on sale of land of $10.1 million. The Company used its share of the proceeds from this sale of $12.4 million for general corporate purposes.
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
On August 7, 2025, the Company closed on an initial $159.1 million two-year term loan with two one-year extension options on Crabtree Mall. The term loan also allows for additional requested advances of up to $51.2 million based on defined conditions for capital expenditures and leasing costs for a maximum total term loan of $210.3 million. The term loan bears interest at a rate of SOFR plus 2.50%. The Company has purchased a SOFR interest rate cap for the initial term loan advance with a strike rate of 5.0% for the two-year base term of the term loan. The Company used a portion of the net proceeds from this term loan to fully repay borrowings outstanding on the Company's revolving credit facility (See Note 14 – Acquisitions and Note 11 – Bank and Other Notes Payable).
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
On February 24, 2026, the Company closed an amended and restated $900 million revolving credit facility. The Company increased the size of the facility from $650 million to $900 million, extended the maturity from February 2027 to March 2030 (inclusive of a 12-month extension option), and lowered the current pricing grid from a spread range of 200 to 250 basis points over SOFR to 180 to 220 basis points over SOFR. Upon the achievement of certain performance thresholds, the spreads will be further reduced to a range of 135 to 165 basis points over SOFR (See "Liquidity and Capital Resources").
On March 6, 2026, the Company repaid the outstanding loan balance of $211.5 million on the loan on Vintage Faire Mall at maturity with cash on hand and $100.0 million of borrowings on the revolving credit facility.

On April 7, 2026, the Company’s joint venture replaced the existing $131.2 million ($66.9 million at the Company’s pro rata share) loan on Deptford Mall with a new $115.0 million interest only loan ($58.7 million at the Company’s pro rata share) that bears interest at a fixed rate of 6.95% and matures on May 6, 2031.
Redevelopment and Development Activities:
The Company’s joint venture in Scottsdale Fashion Square, a 1,875,000 square foot regional retail center in Scottsdale, Arizona, is redeveloping a two-level Nordstrom wing with luxury-focused retail and restaurant uses. The total cost of the project is estimated to be between $84.0 million and $90.0 million, with $42.0 million to $45.0 million estimated to be the Company’s pro rata share. The Company has incurred approximately $34.3 million of the total $68.6 million incurred by the joint venture as of March 31, 2026. The opening will be in phases which began in 2024, with anticipated completion in 2027. The majority of tenants are expected to be open in 2026, with a few remaining tenants expected to open in early 2027.
The Company is redeveloping the northeast quadrant of Green Acres Mall, a 1,899,000 square foot regional retail center in Valley Stream, New York. The project will include new exterior shops and facade totaling approximately 375,000 square feet of leasing, including new grocery use, redevelopment of a vacant anchor building and demolition of another vacant anchor building. The total cost of the project is estimated to be between $130.0 million and $150.0 million. The Company has incurred approximately $51.8 million as of March 31, 2026. The majority of the tenants are expected to open in 2026 or 2027.
The Company’s joint venture in FlatIron Crossing, a 1,400,000 square foot regional retail center in Broomfield, Colorado, is developing luxury, multi-family residential units, new/repurposed retail and food and beverage uses, and a community plaza, in addition to the redevelopment of the vacant former Nordstrom store located on the property. The Company's ownership percentage is 43.4% in the residential portion of the development and 51.0% in the remainder of the property. The total cost of the project is estimated to be between $245.0 million and $265.0 million, with $125.0 million to $135.0 million estimated to be the Company’s pro rata share. The Company has incurred approximately $37.8 million of the total $80.0 million incurred by the joint venture as of March 31, 2026. The anticipated opening will be in phases beginning in 2027.
Other Transactions and Events:
The Company declared a cash dividend of $0.17 per share of its common stock for each quarter of 2025. On February 12, 2026, the Company announced a first quarter cash dividend of $0.17 per share of its common stock, which was paid on March 30, 2026 to stockholders of record on March 16, 2026. On May 4, 2026, the Company announced a second quarter cash dividend of $0.17 per share of its common stock, which will be paid on June 29, 2026 to stockholders of record on June 15, 2026. The dividend amount will be reviewed by the Board on a quarterly basis.
In connection with the commencement of an “at the market” offering program on November 12, 2024, which is referred to as the “2024 ATM Program,” the Company entered into an equity distribution agreement with certain sales agents pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500.0 million. During the twelve months ended December 31, 2025, the Company sold 3.1 million shares of common stock for approximately $53.9 million of net proceeds through the 2024 ATM Program at a weighted average price of $18.04. During the three months ended March 31, 2026, the Company sold 3.5 million shares of common stock for approximately $65.5 million of net proceeds through the 2024 ATM Program at a weighted average price of $19.00. As of March 31, 2026, the Company had approximately $307.3 million of gross sales of its common stock available under the 2024 ATM Program. Subsequent to quarter end, the Company sold 0.9 million shares of common stock for approximately $18.3 million of net proceeds through the 2024 ATM Program at a weighted average price of $19.99 per share.
See “—Liquidity and Capital Resources” for a further discussion of the Company’s anticipated liquidity needs, and the measures taken by the Company to meet those needs.
Inflation:
Most of the leases at the Centers have rent adjustments periodically throughout the lease term. These rent increases are either in fixed increments or based on using an annual multiple of increases in the Consumer Price Index. In addition, the routine expiration of leases for spaces 10,000 square feet and under each year enables the Company to replace existing leases with new leases at higher base rents if the rents of the existing leases are below the then existing market rate. The Company has generally entered into leases that require tenants to pay a stated amount for operating expenses, generally excluding property taxes, regardless of the expenses actually incurred at any Center, which places the burden of cost control on the Company. Additionally, most leases require the tenants to pay their pro rata share of property taxes and utilities. Inflation had a negative impact on the Company's costs in 2025 and is expected to have a negative impact on the Company's costs in 2026.

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
Fair Value of Financial Instruments:
The fair value hierarchy distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions.
Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
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
For the comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025, the Acquisition Property is Crabtree Mall (See “Acquisitions” in Management’s Overview and Summary). The Disposition Properties are Wilton Mall, Southpark Mall, Lakewood Center, Valley Mall, a former department store parcel in Petaluma, California and the outparcel sales at Los Cerritos Mall in Los Cerritos, California and Washington Square in Portland, Oregon (See "Dispositions" in Management’s Overview and Summary). For the comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025, there are no Redevelopment Properties or JV Transition Centers.
Unconsolidated joint ventures are reflected using the equity method of accounting. The Company’s pro rata share of the results from these Centers is reflected in the Consolidated Statements of Operations as equity in loss of unconsolidated joint ventures.

The Company considers tenant annual sales and occupancy rates (excluding large retail stores or “Anchors”) to be key performance indicators of the Company’s internal growth.
During the trailing twelve months ended March 31, 2026, comparable tenant sales for spaces less than 10,000 square feet across the portfolio increased by 3.8% relative to the first quarter of 2025. The leased occupancy rate of 93.4% at March 31, 2026 represented a 0.8% increase from 92.6% at March 31, 2025 and a 0.6% sequential decrease compared to the 94.0% occupancy rate at December 31, 2025.
As of March 31, 2026, the Company has executed renewal leases or commitments on 90% of its square footage expiring in 2026, that is anticipated to renew, which leases are expected to commence throughout 2026 and 2027 and another 9% of such expiring space is in the letter of intent stage. Excluding those leases, the remaining leases expiring in 2026, which represent approximately 16,000 square feet of the Centers, are in the prospecting stage.
The Company has entered into 169 leases for new stores totaling approximately 1.0 million square feet that have opened or are planned for opening in 2026, and another 56 leases for new stores totaling approximately 1.5 million square feet opening after 2026. In total, through 2028, new store leases are expected to produce total gross revenue of approximately $116 million (at the Company’s pro rata share) in excess of the revenue generated in 2024 from prior uses in those same spaces. This new store leasing pipeline represents a cumulative and incremental estimate and includes open stores, leases signed not yet open, and leases in documentation that will or have commenced from 2024 through 2028. While there may be additional new space openings in 2026, any such leases are not yet executed.
During the quarter ended March 31, 2026, the Company signed 93 new leases and 176 renewal leases comprising approximately 1.6 million square feet of GLA. The average tenant allowance was $49.65 per square foot.
Outlook
During the second quarter of 2024, the Company unveiled the Path Forward Plan which is a multi-pronged strategy to improve the Company's balance sheet, while also making inward-facing enhancements to both bolster company culture and improve key business processes to gain operating efficiencies. Essential goals of the Path Forward Plan include:
•Deleverage the capital structure, with a focus on reducing the Company's Net Debt to Adjusted EBITDA leverage ratio over the next two to three years;
•Invest in and fortify the Company's key assets in the portfolio;
•Proactively consolidate selected joint venture assets over time that are core to the Company's overall strategy;
•Deliver a post-deleveraging Funds From Operations ("FFO") launch point goal over the next two to three years;
•Achieve outstanding operational results through rigorous internal process improvements; and
•Position the Company to take an offensive stance on strategic acquisitions, reinvestment and targeted development.
The Company may achieve these goals through a variety of methods and the timing, extent and impact of any transactions that the Company has or will undertake while implementing the Path Forward Plan may vary and evolve. In order to deleverage its capital structure, the Company may pursue asset dispositions and acquisitions, experience organic growth in EBITDA as tenants in its lease pipeline open for business, be selective about undertaking new development and redevelopment projects, and/or issue common stock. Asset sales will focus on whether a property is core to the Company’s strategy and may include defaulting on certain mortgage debts on the Company’s properties and giving possession of such secured properties to the lender. Additionally, as part of the Path Forward Plan, the Company is targeting for disposition certain outparcels, freestanding retail assets, non-enclosed mall assets and vacant land. The Company also began acquiring properties in June 2025 with the acquisition of Crabtree Mall and the recent acquisition of Annapolis Mall, and will continue to look for other strategic acquisition opportunities that would complement the Company's portfolio.
As a further update to the Company’s Path Forward Plan and to provide a strategic disposition plan that refines the portfolio and creates a more focused platform for growth, the Company identified the following Centers as the go-forward portfolio Centers as of March 31, 2026 (the “Go-Forward Portfolio Centers”). The Go-Forward Portfolio Centers are subject to change.

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

(a) Included in Consolidated Centers
(b) Included in Unconsolidated Joint Venture Centers

Further, the Company has a long-term four-pronged business strategy that focuses on the acquisition, leasing and management, redevelopment and development of regional retail centers. Although some of the key performance indicators at the Centers continued to improve during 2025 and the first quarter of 2026, operating results in 2026 have been and are expected to continue to be negatively impacted by certain external factors, including sustained inflation, tariffs and elevated interest rates, as well as the impact from the bankruptcies of Express, Forever 21 and Claire's, and resulting store closures, and any future tenant bankruptcies.
Traffic levels at the Company’s Centers for the first quarter of 2026 increased by 0.5% from 2025 levels for the same time period. Portfolio tenant sales per square foot from spaces less than 10,000 square feet for the trailing twelve months ended March 31, 2026 were $899 compared to $881 for the year ended December 31, 2025. Comparable tenant sales from spaces less than 10,000 square feet across the portfolio for the quarter ended March 31, 2026 increased by 3.8% compared to the same period in 2025.
During the first quarter of 2026, the Company signed 269 leases for approximately 1.61 million square feet, compared to 295 leases and 1.57 million square feet leased during the first quarter of 2025, representing a 2.5% increase in the amount of square footage leased on a comparable center basis, excluding a 900,000 square foot multi-location anchor renewal package executed in the prior-year period.
The Company believes that diversity of use within its tenant base has been, and will continue to be, a prominent internal growth catalyst at its Centers going forward, as new uses enhance the productivity and diversity of the tenant mix and have the potential to significantly increase customer traffic at the applicable Centers. During the quarter ended March 31, 2026, the Company signed leases for new stores with new-to-Macerich portfolio uses for 80,000 square feet, with another 359,000 square feet of such new-to-Macerich portfolio leases currently in negotiation as of the date of this Quarterly Report on Form 10-Q.
As of March 31, 2026, the leased occupancy rate was 93.4%, a 0.8% increase compared to the leased occupancy rate at March 31, 2025 of 92.6% and a 0.6% sequential decrease compared to the 94.0% occupancy rate at December 31, 2025.
Many of the Company’s leases contain co-tenancy clauses. Certain Anchor or small tenant closures have become vacant, and co-tenancy clauses within certain leases may be triggered as a result. The Company does not anticipate that the negative impact of such clauses on lease revenue will be significant.
The pace of bankruptcy filings involving the Company’s tenants has remained steady in recent years but is substantially lower than 2021 levels. For the year ended December 31, 2025, there were eight bankruptcy filings involving the Company’s tenants, including the bankruptcies of Forever 21 and Claire's, totaling 67 leases and representing approximately 873,000 square feet of leased space and approximately $12.9 million of annual leasing revenue at the Company’s share. Year-to-date 2026, there were four bankruptcy filings involving the Company’s tenants, including Saks Global LLC, totaling 14 leases and representing approximately 182,000 square feet of leased space and approximately $3.1 million of annual leasing revenue at the

Company’s share. Based on current information and market data, the Company expects that the pace of bankruptcy filings in 2026 will be lower than the average bankruptcy rate over the last decade but the Company will continue to monitor the impact of tariffs and other economic conditions on the Company's tenants.
During 2026, the Company expects to generate positive cash flow after recurring operating capital expenditures, leasing capital expenditures and payment of dividends. This assumption does not include any potential capital generated from dispositions, refinancings or issuances of common stock. To the extent available, any excess cash flow may be used to fund the Company’s development and redevelopment pipeline, acquisitions and/or de-lever the Company’s balance sheet.
The Company continues to actively address its near-term, non-recourse loan maturities, with five completed transactions from the beginning of 2025 through the date of this Quarterly Report on Form 10-Q, totaling approximately $954.7 million, or approximately $829.5 million at the Company’s pro rata share. For additional information on the Company’s financing transactions in the year ended 2025 through the date of this Quarterly Report on Form 10-Q, see “Financing Activities” in Management’s Overview and Summary.
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
Comparison of Three Months Ended March 31, 2026 and 2025
Revenues:
Leasing revenue decreased by $9.7 million, or 4.1%, from 2025 to 2026. The decrease in leasing revenue is attributed to decreases of $16.4 million from the Disposition Properties, $2.3 million from the Same Centers and $2.2 million from Santa Monica Place offset in part by $11.2 million from the Acquisition Property. Leasing revenue includes the amortization of above and below-market leases, the amortization of straight-line rents, lease termination income, percentage rent and the recovery of bad debts. The amortization of above and below-market leases increased from $1.0 million in 2025 to $1.4 million in 2026. Straight-line rents increased from $(0.3) million in 2025 to $1.3 million in 2026. Lease termination income decreased from $4.9 million in 2025 to $0.1 million in 2026. Percentage rent increased from $4.3 million in 2025 to $5.9 million in 2026. Provisions for bad debts decreased from $1.6 million in 2025 to $1.2 million in 2026.
Management Companies' revenue increased 33.0% from $4.9 million in 2025 to $6.5 million in 2026 primarily due to an increase in development fees.
Shopping Center and Operating Expenses:
Shopping center and operating expenses decreased $1.9 million, or 2.2%, from 2025 to 2026. The decrease in shopping center and operating expenses is attributed to a decrease of $6.3 million from the Disposition Properties offset in part by increases of $3.0 million from the Acquisition Property, $1.0 million from Santa Monica Place and $0.4 million from the Same Centers.
Leasing Expenses:
Leasing expenses increased from $11.2 million in 2025 to $13.8 million in 2026 due primarily to an increase in compensation expense.
Management Companies' Operating Expenses:
Management Companies' operating expenses increased $1.6 million from 2025 to 2026 due primarily to an increase in compensation expense.

Depreciation and Amortization:
Depreciation and amortization decreased $9.5 million from 2025 to 2026. The decrease in depreciation and amortization is attributed to decreases of $8.3 million from the Same Centers, $6.8 million from the Disposition Properties and $0.7 million from Santa Monica Place offset in part by an increase of $6.3 million from the Acquisition Property.
Interest Expense:
Interest expense decreased $1.6 million from 2025 to 2026. The decrease in interest expense is attributed to decreases of $6.1 million from the Disposition Properties, $1.4 million from lower outstanding balances on the Company's revolving credit facility and $0.2 million from Santa Monica Place offset in part by increases of $3.5 million from the Same Centers and $2.6 million from the Acquisition Property.
Equity in Loss of Unconsolidated Joint Ventures:
Equity in loss of unconsolidated joint ventures increased $9.1 million from 2025 to 2026. The increase in equity in loss of unconsolidated joint ventures is primarily due to income received from legal claims settlements in 2025 that did not recur in 2026.
Gain (Loss) on Sale or Write Down of Assets, net:
Gain (loss) on sale or write down of assets, net increased $20.8 million from 2025 to 2026. The increase is primarily due to the gains recognized in 2026 of $10.1 million relating to the sale of an outparcel at Washington Square offset in part by $3.1 million relating to the write off of development costs in 2026 and impairment losses in 2025 of $13.3 million recognized as a result of the reduction in the estimated holding period of certain properties.
Net Loss:
Net loss decreased $14.3 million from 2025 to 2026. The decrease in net loss is primarily due to the gains recognized in 2026 of $10.1 million relating to the sale of an outparcel at Washington Square along with the other variances noted above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders, as adjusted,—diluted, increased 2.9% from $89.8 million in 2025 to $92.4 million in 2026. For a reconciliation of net loss attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders—diluted, and FFO attributable to common stockholders and unit holders, as adjusted,diluted, see "Funds From Operations ("FFO")" below.
Operating Activities:
Cash provided by operating activities decreased $11.1 million from 2025 to 2026. The decrease is primarily due to the changes in assets and liabilities and the results, as discussed above.
Investing Activities:
Cash used in investing activities decreased $28.3 million from 2025 to 2026. The decrease in cash used in investing activities is primarily attributed to decreases in contributions to unconsolidated joint ventures of $82.7 million and development, redevelopment and renovation of $4.1 million offset in part by decreases of $13.6 million from distribution from unconsolidated joint ventures and $11.8 million from proceeds from sale of assets and increases of $21.8 million in property improvements and $10 million related to a deposit on acquisition of property. The decrease in contributions to unconsolidated joint ventures is primarily due to contributions to Flatiron Crossing in 2025 to payoff the remaining loan balance (See “Financing Activities” in Management’s Overview and Summary).
Financing Activities:
Cash (used in) provided by financing activities increased $286.4 million from 2025 to 2026. The increase in cash (used in) provided by financing activities is primarily due to a decrease in proceeds from mortgages, bank and other notes payable of $240.0 million and increases in payments on mortgages, bank and other notes payable of $99.4 million and deferred financing costs of $13.0 million offset in part by an increase in proceeds from stock offering of $61.0 million and decrease in payments of finance leases of $4.4 million.

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
Uses of Capital
The following tables summarize capital expenditures incurred at the Centers (at the Company's pro rata share):

	For the Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Consolidated Centers:
Property improvements	4,229	2,876
Development, redevelopment, expansions and renovations of Centers	36,526	34,002
Tenant allowances	10,796	3,937
Deferred leasing charges	2,619	1,532
	$54,170	$42,347
Unconsolidated Joint Venture Centers:
Property improvements	$856	$1,155
Development, redevelopment, expansions and renovations of Centers	17,273	13,545
Tenant allowances	1,437	1,430
Deferred leasing charges	720	481
	$20,286	$16,611
The Company expects amounts to be incurred during the next twelve months for tenant allowances and deferred leasing charges to be approximately $75.0 million to $100.0 million. The Company expects to incur approximately $275.0 million to $325.0 million during the next twelve months for development, redevelopment, expansion and renovations, which includes Scottsdale Fashion Square, Green Acres Mall and FlatIron Crossing (See "Redevelopment and Development Activities" in Management’s Overview and Summary). Capital for these expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of cash on hand, cash generated from operations, asset sales, debt or equity financings, which may include borrowings under the Company's revolving credit facility and sales of common stock, from property financings and construction loans, each to the extent available. The Company will be very selective in undertaking any future development or redevelopment projects and may choose to pause existing projects if the Company believes they are no longer economically viable.
Sources of Capital
The Company has also generated liquidity in the past, and may continue to do so in the future, through equity offerings and issuances, property refinancings, joint venture transactions and the sale of non-core assets. Asset sales will focus on whether a property is core to the Company's strategy and may include defaulting on certain mortgage debts on the Company's properties and giving possession of such secured properties to the lender. For example, since implementing the Path Forward Plan in the second quarter of 2024, the Company has sold joint venture interests in properties and consolidated properties as described in “—Dispositions” in Management’s Overview and Summary. The Company used its share of proceeds from these transactions to pay down its revolving credit facility and other debt obligations. During the three months ended March 31, 2026 and the year ended December 31, 2025, the Company and/or certain joint venture partners sold various land parcels in separate transactions for net aggregate proceeds of $12.4 million and $20.1 million (at the Company's share), respectively, which the Company used to pay down debt and for other general corporate purposes.
Furthermore, the Company has filed a shelf registration statement, which registered an unspecified amount of common stock, preferred stock, depositary shares, debt securities, warrants, rights, stock purchase contracts and units that may be sold from time to time by the Company.
On November 12, 2024, the Company registered an “at the market” offering program, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500.0 million, in amounts and at times to be determined by the Company. During the three months ended March 31, 2026, the Company sold 3.5 million shares of common stock for approximately $65.5 million of net proceeds through the 2024 ATM Program at a weighted average price of $19.00. As of March 31, 2026, the Company had approximately $307.3 million of gross sales of its common stock available under the 2024 ATM Program. Subsequent to quarter end, the Company sold 0.9 million shares of common stock for approximately $18.3 million of net proceeds through the 2024 ATM Program at a weighted average price of $19.99 per share.
The following table sets forth certain information with respect to issuances made under the 2024 ATM Program as of March 31, 2026.

(Dollars and shares in thousands)	2024 ATM Program(1)
For the Three Months Ended:	Number of Shares Issued	Net Proceeds	Sales Commissions
March 31, 2026	3,252	$60,541	$1,236
Total	3,252	$60,541	$1,236
(1) The table does not reflect 0.3 million shares sold on March 31, 2026 that did not settle until April 1, 2026 (See Note 13-Stockholders' Equity).
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
The Company's total outstanding loan indebtedness, which includes mortgages and other notes payable, at March 31, 2026 was $6.45 billion (consisting of $4.93 billion of consolidated debt, less $0.03 billion of noncontrolling interests, plus $1.55 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's revolving credit facility or cash on hand, with the exception of Santa Monica Place and Twenty Ninth Street (See “—Financing Activities” in Management’s Overview and Summary). The $76.5 million mortgage loan (at the Company's pro rata share) on Twenty Ninth Street is in default as of February 6, 2026. The Company's joint venture is in negotiations with the lender on the terms of the loan.
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

Additionally, as of March 31, 2026, the Company was contingently liable for $1.0 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. As of March 31, 2026, $0.4 million of these letters of credit were secured by restricted cash. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company continues to actively address its near-term, non-recourse loan maturities, with five completed transactions since the beginning of 2025 through the date of this Quarterly Report on Form 10-Q, totaling approximately $954.7 million, or approximately $829.5 million at the Company’s pro rata share. For additional information on the Company’s financing transactions in the year ended 2025 through the date of this Quarterly Report on Form 10-Q, see “Financing Activities” in Management’s Overview and Summary.
On February 24, 2026, the Company and the Operating Partnership entered into an amended and restated credit agreement, which amended and restated their prior credit agreement, and provides for an aggregate $900.0 million revolving credit facility that matures on March 1, 2029, with a one-year extension option. The revolving credit facility can be expanded up to $1.1 billion, subject to receipt of lender commitments and other conditions.
All obligations under the revolving credit facility are guaranteed unconditionally by the Company and certain subsidiary guarantors. The new revolving credit facility bears interest, at the Operating Partnership’s option, at either the base rate (as defined in the credit agreement) or term SOFR (as defined in the credit agreement) plus, in both cases, an applicable margin. The current applicable margin depends on the Company’s overall debt yield and ranges from 0.80% to 2.20% over the selected index rate. Upon the achievement of certain performance thresholds, the applicable margin will depend on the Company’s overall net debt to EBITDA ratio and will be in a range of 0.35% to 1.65% over the selected index rate. As of March 31, 2026, the applicable margin for base rate loans was 0.90% per annum and the applicable margin for term SOFR loans was 1.90% per annum.
As of March 31, 2026, the borrowing rate was SOFR plus a spread of 1.90%. As of March 31, 2026, borrowings under the revolving credit facility were $100.0 million less unamortized deferred finance costs of $18.0 million for the revolving credit facility at a total effective interest rate of 6.16%. As of March 31, 2026, the Company’s availability under the revolving credit facility for additional borrowings was $799.4 million.
Cash dividends and distributions for the three months ended March 31, 2026 were $49.0 million (including distributions from consolidated joint ventures of $0.6 million), which were funded by operations.
At March 31, 2026, the Company was in compliance with all applicable loan covenants under its agreements, with the exception of Santa Monica Place and Twenty Ninth Street, as discussed above.
At March 31, 2026, the Company had cash and cash equivalents of $182.0 million.

Material Cash Commitments:
The following is a schedule of material cash commitments as of March 31, 2026 for the Consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Cash Commitments	Total	Less than 1 year		1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)(1)	$5,853,813	$951,794	(3)	$1,571,875	$2,554,230	$775,914
Lease obligations(2)	113,182	9,138		21,016	13,283	69,745
	$5,966,995	$960,932		$1,592,891	$2,567,513	$845,659
__________________________________________________________
(1)Interest payments on floating rate debt were based on rates in effect at March 31, 2026.
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
The Company also presents FFO, as adjusted. The Company calculates FFO, as adjusted, by excluding from FFO the impact of properties in receivership, default interest expense and gain or loss on non-real estate investments.
FFO and FFO on a diluted basis are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization, as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. The Company believes that such a presentation also provides investors with a more meaningful measure of its operating results in comparison to the operating results of other REITs. In addition, the Company believes that FFO, as adjusted, which excludes the impact associated with properties in receivership, default interest expense and impact of non-cash changes in the market value of non-real estate investments provides useful supplemental information regarding the Company's performance as it shows a more meaningful and consistent comparison of the Company's operating performance and allows investors to more easily compare the Company's results. Santa Monica Place has been under control of a court appointed receiver since March 18, 2025 and the Company has excluded the FFO impact from this property for all periods presented. Effective (i) April 9, 2024, default interest expense has been accrued on the non-recourse loan on Santa Monica Place; (ii) November 6, 2025 through February 5, 2026, default interest expense was incurred on the non-recourse loan at South Plains Mall; and (iii) February 6, 2026, default interest expense has been accrued on the non-recourse loan at Twenty Ninth Street. The Company is required under GAAP to accrue default interest expense, which is expected to be reversed or paid, once a loan is modified or once title to the mortgaged loan collateral is transferred. The Company believes that default interest on non-recourse loans, and any related reversal thereof should be excluded. The Company holds certain non-real estate investments that are subject to mark to market changes every quarter. These investments are not core to the Company's business, and the changes to market value and the related gain or loss are entirely non-cash in nature. As a result, the Company believes that the gain or loss on non-real estate investments should be excluded.
The Company further believes that FFO and FFO, as adjusted, does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to net income (loss) as defined by GAAP, and is not indicative of cash available to fund all cash flow needs. The Company also cautions that FFO and FFO as adjusted, as presented, may not be comparable to similarly titled measures reported by other REITs.
Management compensates for the limitations of FFO and FFO, as adjusted, by providing investors with financial statements prepared according to GAAP, along with this detailed discussion of FFO and FFO, as adjusted, and a reconciliation of net loss to FFO and FFO, as adjusted, diluted. Management believes that to further understand the Company's performance, FFO and FFO, as adjusted, should be compared with the Company's reported net loss and considered in addition to cash flows in accordance with GAAP, as presented in the Company's consolidated financial statements. The following reconciles net loss attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted and FFO, as adjusted, attributable to common stockholders and unit holders—basic and diluted, for the three months ended March 31, 2026 and 2025 (dollars and shares in thousands):

	For the Three Months Ended March 31,
	2026	2025
Net loss attributable to the Company	$(36,350)	$(50,123)
Adjustments to reconcile net loss attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted:
Noncontrolling interests in the Operating Partnership	(1,602)	(2,156)
(Gain) loss on sale or write down of assets, net—consolidated assets	(6,840)	13,987
Add: noncontrolling interests' share of gain on sale or write down of assets—consolidated assets	(9)	—
Add: gain on sale of undepreciated assets—consolidated assets	10,094	923
Loss on sale or write down of assets—unconsolidated joint ventures, net(1)	721	1,111
Add: loss on sale of undepreciated assets—unconsolidated joint ventures(1)	—	(210)
Depreciation and amortization—consolidated assets	83,076	92,562
Less: noncontrolling interests in depreciation and amortization—consolidated assets	(567)	(564)
Depreciation and amortization—unconsolidated joint ventures(1)	28,797	27,783
Less: depreciation on personal property	(1,437)	(2,340)
FFO attributable to common stockholders and unit holders—basic and diluted	75,883	80,973
Adjustments:
Default interest expense	4,128	3,000
Loss on non-real estate investments	7,019	3,399
Property in receivership	5,353	2,392
FFO attributable to common stockholders and unit holders, as adjusted —basic and diluted	$92,383	$89,764
Weighted average number of FFO shares outstanding for:
FFO attributable to common stockholders and unit holders—basic(2)	269,392	263,851
Adjustments for impact of dilutive securities in computing FFO—diluted:
Share and unit based compensation plans	—	—
Weighted average number of FFO shares outstanding for FFO attributable to common stockholders and unit holders—basic and diluted(2)	269,392	263,851
(1)     Unconsolidated joint ventures are presented at the Company's pro rata share.
(2)     Calculated based upon basic net income as adjusted to reach basic FFO. Includes 11.4 million and 10.9 million of OP Units outstanding for the three months ended March 31, 2026 and 2025, respectively.
The computation of FFO—diluted shares outstanding includes the effect of share and unit-based compensation plans using the treasury stock method. It also assumes the conversion of MACWH, LP common and preferred units to the extent that they are dilutive to the FFO—diluted computation.

Net Operating Income – Go-Forward Portfolio Centers ("NOI – Go-Forward Portfolio Centers")
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
The following reconciles net loss attributable to the Company to NOI – All Centers and NOI – Go-Forward Portfolio Centers for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	2026	2025
Net loss attributable to the Company	$(36,350)	$(50,123)
Interest expense - consolidated assets	67,500	69,074
Interest expense - unconsolidated joint ventures (pro rata)	19,918	22,158
Depreciation and amortization - consolidated assets	83,076	92,562
Depreciation and amortization - unconsolidated joint ventures (pro rata)	28,797	27,783
Noncontrolling interests in the OP	(1,602)	(2,156)
Less: Interest expense and depreciation and amortization
allocable to noncontrolling interests in consolidated joint ventures	(939)	(923)
(Gain) loss on sale or write down of assets, net - consolidated assets	(6,840)	13,987
Loss on sale or write down of assets, net - unconsolidated joint ventures (pro rata)	721	1,111
Add: Noncontrolling interests' share of loss on sale or write-down of consolidated joint ventures, net	(9)	—
Income tax benefit	(2,641)	(822)
Distributions on preferred units	87	87
REIT general and administrative expenses	8,026	7,612
Management Companies' revenues	(6,543)	(4,921)
Management Companies' operating expenses	22,385	20,783
Leasing expenses, including joint ventures at pro rata	14,800	12,043
Corporate and other expenses (income) (1)	4,468	(6,703)
Straight-line and above/below market rent adjustments	(3,734)	(982)
NOI - All Centers	191,120	200,570
NOI of non-Go-Forward Portfolio Centers (2)	(18,249)	(25,074)
NOI - Go-Forward Portfolio Centers (2)	172,871	175,496
Lease termination income of Go-Forward Portfolio Centers	(170)	(4,799)
NOI - Go-Forward Portfolio Centers, excluding lease termination income	172,701	170,697

NOI - Go-Forward Portfolio Centers percentage change, including lease termination income	(1.5)%
NOI - Go-Forward Portfolio Centers percentage change, excluding lease termination income	1.2%
     _______________________________________________________________________________
(1)Includes (income) expense components excluded from NOI - All Centers, including legal claims settlement income, interest income, non-real estate investments, and other assets.
(2)For purposes of this calculation, the Acquisition Property (Crabtree Mall) is included in the non Go-Forward Portfolio Centers and excluded from the Go-Forward Portfolio Centers as it was acquired on June 23, 2025.

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
The following table sets forth information as of March 31, 2026 concerning the Company's long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the twelve months ending March 31,
	2027		2028	2029	2030	2031	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long-term debt:
Fixed rate	$432,217		$1,211,878	$19,528	$1,832,888	$301,302	$644,353	$4,442,166	$4,306,565
Average interest rate	4.02%		4.59%	3.83%	4.33%	4.58%	5.89%	4.61%
Floating rate	300,000		—	—	259,100	—	—	559,100	559,375
Average interest rate	5.19%		—%	—%	5.97%	—%	—%	5.55%
Total debt—Consolidated Centers	$732,217		$1,211,878	$19,528	$2,091,988	$301,302	$644,353	$5,001,266	$4,865,940
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long-term debt (at Company's pro rata share):
Fixed rate	$153,995	(1)	$446,495	$460,299	$239,872	$235,327	$8,833	$1,544,821	$1,524,493
Average interest rate	3.93%		5.73%	5.90%	5.50%	4.01%	4.61%	5.30%
Floating rate	—		—	12,000	—	—	—	12,000	12,038
Average interest rate	—%		—%	6.17%	—%	—%	—%	6.17%
Total debt—Unconsolidated Joint Venture Centers	$153,995		$446,495	$472,299	$239,872	$235,327	$8,833	$1,556,821	$1,536,531
_______________________________________________________________________________
(1)On April 7, 2026, the Company's joint venture replaced the existing $131.2 million loan on Deptford Mall with a new $115.0 million, five year fixed rate loan (See Note 21—Subsequent Events in the Notes to the Consolidated Financial Statements).
The Consolidated Centers' total fixed rate debt at March 31, 2026 and December 31, 2025 was $4.4 billion and $4.7 billion, respectively. The average interest rate on the fixed rate debt at March 31, 2026 and December 31, 2025 was 4.61% and 4.56%, respectively. The Consolidated Centers' total floating rate debt at March 31, 2026 and December 31, 2025 was $559.1 million and $459.1 million, respectively. The average interest rate on the floating rate debt at March 31, 2026 and December 31, 2025 was 5.55% and 5.62%, respectively.
The Company's pro rata share of the Unconsolidated Joint Venture Centers' fixed rate debt at March 31, 2026 and December 31, 2025 was $1.5 billion. The average interest rate on the fixed rate debt at March 31, 2026 and December 31, 2025 was 5.30% and 5.29%, respectively. The Company's pro rata share of the Unconsolidated Joint Venture Centers' floating rate debt at March 31, 2026 and December 31, 2025 was $12.0 million. The average interest rate on the floating rate debt at March 31, 2026 and December 31, 2025 was 6.17% and 6.28%, respectively.
The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value. Interest rate cap agreements offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements effectively replace a floating rate on the notional amount with a fixed rate as noted above. As of March 31, 2026, the Company has interest rate cap agreements in place (See Note 4—Investments in Unconsolidated Joint Ventures and Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements). The respective loans require an interest rate cap agreement to be in place at all times, which limits how high the prevailing floating loan rate index (i.e., SOFR)

for the loans can rise. As of the date of this Quarterly Report on Form 10-Q, SOFR for each of these loans did not exceed the strike interest rate within the required interest rate cap agreements.
In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $5.7 million per year based on $571.1 million of floating rate debt outstanding at March 31, 2026.
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
Item 4.    Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of March 31, 2026, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A.  Risk Factors
There have been no material changes to the risk factors relating to the Company set forth under the caption "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
(a) On January 12, 2026, the Company, as general partner of the Operating Partnership, issued 286,338 shares of common stock of the Company, upon redemption of 286,338 common partnership units of the Operating Partnership. These shares of common stock were issued in a private placement to a limited partner of the Operating Partnership, an accredited investor, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2026 to January 31, 2026	—	$—	—	$278,707,048
February 1, 2026 to February 28, 2026	—	—	—	$278,707,048
March 1, 2026 to March 31, 2026	—	—	—	$278,707,048
Total	—	$—	—
(1)On February 12, 2017, the Company's Board of Directors authorized the repurchase of up to $500.0 million of the Company's outstanding common shares from time to time as market conditions warrant.
Item 3.  Defaults Upon Senior Securities
Not Applicable.
Item 4.  Mine Safety Disclosures
Not Applicable.
Item 5.  Other Information
During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
10.1
Second Amended and Restated Credit Agreement, dated as of February 24, 2026, by and among the Company, as a guarantor, the Partnership, as borrower, certain subsidiary guarantors, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, Deutsche Bank Securities Inc., JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, BMO Capital Markets Corp., TD Securities (USA) LLC, and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunning managers, Deutsche Bank Securities Inc. and JPMorgan Chase Bank, N.A., as co-syndication agents, Goldman Sachs Bank USA, BMO Bank N.A. and TD Securities Inc., as co-documentation agents, and various lenders party thereto (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date February 24, 2026).

10.2
Second Amended and Restated Unconditional Guaranty, dated as of February 24, 2026, by the Company in favor of Deutsche Bank AG New York Branch, as administrative agent. (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date February 24, 2026).

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

THE MACERICH COMPANY
		By:	/s/ JACKSON HSIEH
Jackson Hsieh
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ DANIEL E. SWANSTROM II
Daniel E. Swanstrom II
Senior Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ CHRISTOPHER J. ZECCHINI
Christopher J. Zecchini
Senior Vice President and Chief Accounting Officer
Date:	May 7, 2026		(Principal Accounting Officer)