Form 10-Q
period 2026-06-30
MACERICH CO
filed 2026-08-05
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
Number of shares outstanding as of August 3, 2026 of the registrant's common stock, par value $0.01 per share: 283,559,375

THE MACERICH COMPANY
FORM 10-Q

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS:
Property, net	$6,909,902	$6,688,128
Cash and cash equivalents	227,028	280,246
Restricted cash	83,918	92,717
Tenant and other receivables, net	128,597	145,721
Right-of-use assets, net	104,026	108,918
Deferred charges and other assets, net	363,458	343,431
Due from affiliates	3,108	2,449
Investments in unconsolidated joint ventures	703,858	707,075
Total assets	$8,523,895	$8,368,685
LIABILITIES AND EQUITY:
Mortgage notes payable	$4,848,075	$5,068,946
Accounts payable and accrued expenses	131,585	125,210
Lease liabilities	63,437	66,979
Other accrued liabilities	374,040	386,092
Distributions in excess of investments in unconsolidated joint ventures	199,285	194,388
Total liabilities	5,616,422	5,841,615
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized at June 30, 2026 and December 31, 2025, and 284,076,260 and 256,990,913 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	2,841	2,569
Additional paid-in capital	6,758,116	6,224,127
Accumulated deficit	(3,933,754)	(3,777,816)
Accumulated other comprehensive loss	(5)	(9)
Total stockholders' equity	2,827,198	2,448,871
Noncontrolling interests	80,275	78,199
Total equity	2,907,473	2,527,070
Total liabilities and equity	$8,523,895	$8,368,685
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Leasing revenue	$233,442	$232,725	$459,418	$468,372
Other	10,674	11,130	19,693	19,786
Management Companies	5,591	5,938	12,134	10,859
Total revenues	249,707	249,793	491,245	499,017
Expenses:
Shopping center and operating expenses	77,933	79,848	161,184	165,011
Leasing expenses	13,728	10,624	27,537	21,843
Management Companies' operating expenses	24,017	21,871	46,402	42,654
REIT general and administrative expenses	9,492	7,798	17,518	15,410
Depreciation and amortization	86,217	88,500	169,293	181,062
Interest expense	66,043	71,925	133,543	140,999
Total expenses	277,430	280,566	555,477	566,979
Equity in loss of unconsolidated joint ventures	(5,237)	(475)	(15,103)	(1,274)
Income tax (expense) benefit	(495)	188	2,146	1,010
Gain (loss) on sale or write down of assets, net	6,603	(10,484)	13,443	(24,472)
Net loss	(26,852)	(41,544)	(63,746)	(92,698)
Less: net income (loss) attributable to noncontrolling interests	219	(639)	(325)	(1,669)
Net loss attributable to the Company	$(27,071)	$(40,905)	$(63,421)	$(91,029)
Loss per common share—attributable to common stockholders:
Basic	$(0.10)	$(0.16)	$(0.24)	$(0.36)
Diluted	$(0.10)	$(0.16)	$(0.24)	$(0.36)
Weighted average number of common shares outstanding:
Basic	273,715,000	253,085,000	265,916,000	253,039,000
Diluted	273,715,000	253,085,000	265,916,000	253,039,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(26,852)	$(41,544)	$(63,746)	$(92,698)
Other comprehensive income:
Interest rate cap agreements	2	1	4	21
Comprehensive loss	(26,850)	(41,543)	(63,742)	(92,677)
Less: net income (loss) attributable to noncontrolling interests	219	(639)	(325)	(1,669)
Comprehensive loss attributable to the Company	$(27,069)	$(40,904)	$(63,417)	$(91,008)
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except share data)
(Unaudited)
Three Months Ended June 30, 2026 and 2025

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at April 1, 2026	260,632,896	$2,606	$6,293,832	$(3,858,433)	$(7)	$2,437,998	$73,868	$2,511,866
Net (loss) income	—	—	—	(27,071)	—	(27,071)	219	(26,852)
Interest rate cap agreements	—	—	—	—	2	2	—	2
Amortization of share and unit-based plans	68,485	1	6,784	—	—	6,785	—	6,785
Employee stock purchases	80,340	1	1,103	—	—	1,104	—	1,104
Stock offerings, net	23,285,039	233	466,130	—	—	466,363	—	466,363
Distributions paid ($0.17 per share)	—	—	—	(48,250)	—	(48,250)	—	(48,250)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,545)	(3,545)
Conversion of noncontrolling interests to common shares	9,500	—	150	—	—	150	(150)	—
Adjustment of noncontrolling interests in Operating Partnership	—	—	(9,883)	—	—	(9,883)	9,883	—
Balance at June 30, 2026	284,076,260	$2,841	$6,758,116	$(3,933,754)	$(5)	$2,827,198	$80,275	$2,907,473

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at April 1, 2025	253,030,425	$2,528	$6,161,896	$(3,500,838)	$(14)	$2,663,572	$80,351	$2,743,923
Net loss	—	—	—	(40,905)	—	(40,905)	(639)	(41,544)
Interest rate cap agreements	—	—	—	—	1	1	—	1
Amortization of share and unit-based plans	76,828	1	5,137	—	—	5,138	—	5,138
Employee stock purchases	91,990	1	1,250	—	—	1,251	—	1,251
Stock offerings, net	—	—	(221)	—	—	(221)	—	(221)
Distributions paid ($0.17 per share)	—	—	—	(42,999)	—	(42,999)	—	(42,999)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,734)	(2,734)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(515)	—	—	(515)	515	—
Balance at June 30, 2025	253,199,243	$2,530	$6,167,547	$(3,584,742)	$(13)	$2,585,322	$77,493	$2,662,815

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except share data)
(Unaudited)
Six Months Ended June 30, 2026 and 2025

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2026	256,990,913	$2,569	$6,224,127	$(3,777,816)	$(9)	$2,448,871	$78,199	$2,527,070
Net loss	—	—	—	(63,421)	—	(63,421)	(325)	(63,746)
Interest rate cap agreements	—	—	—	—	4	4	—	4
Amortization of share and unit-based plans	171,967	2	12,859	—	—	12,861	—	12,861
Employee stock purchases	80,340	1	1,103	—	—	1,104	—	1,104
Stock offerings, net	26,537,202	266	531,573	—		531,839	—	531,839
Distributions paid ($0.34 per share)	—	—	—	(92,517)	—	(92,517)	—	(92,517)
Distributions to noncontrolling interests	—	—	—	—	—	—	(8,312)	(8,312)
Conversion of noncontrolling interests to common shares	295,838	3	5,380	—	—	5,383	(5,383)	—
Redemption of noncontrolling interests	—	—	—	—	—	—	(830)	(830)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(16,926)	—	—	(16,926)	16,926	—
Balance at June 30, 2026	284,076,260	$2,841	$6,758,116	$(3,933,754)	$(5)	$2,827,198	$80,275	$2,907,473

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2025	252,925,496	$2,527	$6,160,780	$(3,406,786)	$(34)	$2,756,487	$85,938	$2,842,425
Net loss	—	—	—	(91,029)	—	(91,029)	(1,669)	(92,698)
Interest rate cap agreements	—	—	—	—	21	21	—	21
Amortization of share and unit-based plans	175,657	2	8,618	—	—	8,620	—	8,620
Employee stock purchases	91,990	1	1,250	—	—	1,251	—	1,251
Stock offerings, net	—	—	(639)	—	—	(639)	—	(639)
Distributions paid ($0.34 per share)	—	—	—	(86,927)	—	(86,927)	—	(86,927)
Distributions to noncontrolling interests	—	—	—	—	—	—	(9,238)	(9,238)
Conversion of noncontrolling interests to common shares	6,100	—	118	—	—	118	(118)	—
Adjustment of noncontrolling interests in Operating Partnership	—	—	(2,580)	—	—	(2,580)	2,580	—
Balance at June 30, 2025	253,199,243	$2,530	$6,167,547	$(3,584,742)	$(13)	$2,585,322	$77,493	$2,662,815

 The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(63,746)	$(92,698)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain) loss on sale or write down of assets, net	(13,443)	24,472
Depreciation and amortization	175,245	186,418
Amortization of discount on mortgage notes payable	8,325	18,241
Amortization of share and unit-based plans	12,642	8,505
Straight-line rent and amortization of above and below market leases	(3,848)	(2,378)
Provision for doubtful accounts	3,133	2,356
Income tax benefit	(2,146)	(1,010)
Equity in loss of unconsolidated joint ventures	15,103	1,274
Changes in assets and liabilities, net of dispositions:
Tenant and other receivables	17,351	21,677
Other assets	13,436	10,799
Due from affiliates	(659)	(1,641)
Accounts payable and accrued expenses	11,754	14,439
Other accrued liabilities	(28,899)	(31,444)
Net cash provided by operating activities	144,248	159,010
Cash flows from investing activities:
Acquisitions of property	(270,111)	(266,926)
Development, redevelopment, expansion and renovation of properties	(79,257)	(59,956)
Property improvements	(53,734)	(17,544)
Deferred leasing costs	(3,790)	(2,191)
Distributions from unconsolidated joint ventures	42,606	51,839
Contributions to unconsolidated joint ventures	(44,426)	(110,323)
Proceeds from sale of assets	15,946	90,441
Net cash used in investing activities	(392,766)	(314,660)

THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands) (Unaudited)
	For the Six Months Ended June 30,
	2026	2025
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	250,000	440,000
Payments on mortgages, bank and other notes payable	(479,945)	(134,666)
Deferred financing costs	(14,838)	(1,729)
Payments on finance leases	—	(4,408)
Proceeds (costs) from stock offerings, net	531,839	(639)
Employee stock purchases	1,104	1,251
Redemption of noncontrolling interests	(830)	—
Dividends and distributions	(100,829)	(96,165)
Net cash provided by financing activities	186,501	203,644
Net (decrease) increase in cash, cash equivalents and restricted cash	(62,017)	47,994
Cash, cash equivalents and restricted cash, beginning of period	372,963	177,479
Cash, cash equivalents and restricted cash, end of period	$310,946	$225,473
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$109,119	$101,276
Non-cash investing and financing transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$63,055	$43,059
Conversion of Operating Partnership Units to common stock	$5,383	$118
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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of June 30, 2026, the Company was the sole general partner of and held a 96% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
The Operating Partnership's consolidated VIEs included the following assets and liabilities:

	June 30, 2026	December 31, 2025
Assets:
Property, net	$115,535	$118,073
Other assets	17,122	18,396
Total assets	$132,657	$136,469
Liabilities:
Mortgage notes payable	$219,733	$219,687
Other liabilities	61,578	65,778
Total liabilities	$281,311	$285,465
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

The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported on the Company's consolidated balance sheets to the totals shown on its consolidated statements of cash flows:

	For the Six Months Ended June 30,
	2026	2025
Beginning of period
Cash and cash equivalents	$280,246	$89,858
Restricted cash	92,717	87,621
Cash, cash equivalents and restricted cash	$372,963	$177,479
End of period
Cash and cash equivalents	$227,028	$131,092
Restricted cash	83,918	94,381
Cash, cash equivalents and restricted cash	$310,946	$225,473
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

In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments ("ASU 2024-04"). The amendments in ASU 2024-04 clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The new guidance is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. The Company adopted ASU 2024-04 as of January 1, 2026. The adoption did not have a material impact on the Company's consolidated financial statements, as the Company has not entered into any exchange-related settlements, modifications, or inducement transactions.

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
3. Earnings Per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of EPS for the three and six months ended June 30, 2026 and 2025 (shares in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Numerator
Net loss	$(26,852)	$(41,544)	$(63,746)	$(92,698)
Less: net income (loss) attributable to noncontrolling interests	219	(639)	(325)	(1,669)
Net loss attributable to the Company	(27,071)	(40,905)	(63,421)	(91,029)
Allocation of earnings to participating securities	(214)	(193)	(428)	(389)
Numerator for basic and diluted EPS—net loss attributable to common stockholders	$(27,285)	$(41,098)	$(63,849)	$(91,418)
Denominator
Denominator for basic and diluted EPS—weighted average number of common shares outstanding(1)	273,715	253,085	265,916	253,039
EPS—net loss attributable to common stockholders
Basic and diluted	$(0.10)	$(0.16)	$(0.24)	$(0.36)
(1)    Diluted EPS excludes 99,565 convertible preferred partnership units for each of the three and six months ended June 30, 2026 and 2025, as their impact was antidilutive. Diluted EPS also excludes 11,302,700 and 10,881,462 Operating Partnership units ("OP Units") for the three months ended June 30, 2026 and 2025, respectively, and 11,332,846 and 10,883,552 OP Units for the six months ended June 30, 2026 and 2025, respectively, as their impact was antidilutive.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)
On April 7, 2026, the Company’s joint venture in Deptford Mall replaced the existing $131,212 ($66,918 at the Company’s pro rata share) loan with a $115,000 interest only loan ($58,650 at the Company’s pro rata share) that bears interest at a fixed rate of 6.95% and matures on May 6, 2031.
On June 18, 2026, the Company sold its 19% interest in West Acres, a 673,000 square foot regional retail center in Fargo, North Dakota, for $1,400, which included the buyer's assumption of the $12,850 in outstanding loans at the Company's pro rata share. The Company used the proceeds for general corporate purposes. The Company recognized a gain of $6,565 in connection with this transaction (See Note 6 – Property, net).
Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	June 30, 2026	December 31, 2025
Assets:
Property, net	$3,134,795	$3,206,517
Other assets	420,229	407,271
Total assets	$3,555,024	$3,613,788
Liabilities and partners' capital:
Mortgage and other notes payable	$3,048,066	$3,145,872
Other liabilities	314,865	308,150
Company's capital	141,966	140,911
Outside partners' capital	50,127	18,855
Total liabilities and partners' capital	$3,555,024	$3,613,788
Investments in unconsolidated joint ventures:
Company's capital	$141,966	$140,911
Basis adjustment(1)	362,607	371,776
	$504,573	$512,687

Assets—Investments in unconsolidated joint ventures	$703,858	$707,075
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(199,285)	(194,388)
	$504,573	$512,687

(1)     The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity and adjusts the basis adjustment for impairment and disposition transactions that may occur, into the Company's share of net loss. The amortization of this difference was $5,654 and $5,314 for the three months ended June 30, 2026 and 2025, respectively, and $10,635 and $10,662 for the six months ended June 30, 2026 and 2025, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

Total
Three Months Ended June 30, 2026
Revenues:
Leasing revenue	151,187
Other	6,146
Total revenues	157,333
Expenses:
Shopping center and operating expenses	48,758
Leasing expenses	889
Interest expense	41,653
Depreciation and amortization	47,789
Total expenses	139,089
Loss on sale or write down of assets, net	(22,504)
Other income, net(1)	6,447
Net income	$2,187
Company's equity in net loss(2)	$(5,237)

Total
Three Months Ended June 30, 2025
Revenues:
Leasing revenue	149,376
Other	7,465
Total revenues	156,841
Expenses:
Shopping center and operating expenses	54,444
Leasing expenses	1,501
Interest expense	42,616
Depreciation and amortization	48,436
Total expenses	146,997
Loss on sale or write down of assets, net	(4,214)
Net income	$5,630
Company's equity in net loss	$(475)
(1)     This represents income received from legal claims settlements, net.
(2)    This amount includes an impairment loss at the Company's share of $7,951 for the three months ended June 30, 2026.
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
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)
Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

Total
Six Months Ended June 30, 2026
Revenues:
Leasing revenue	296,815
Other	2,031
Total revenues	298,846
Expenses:
Shopping center and operating expenses	99,187
Leasing expenses	2,891
Interest expense	82,141
Depreciation and amortization	95,252
Total expenses	279,471
Loss on sale or write down of assets, net	(23,361)
Other income, net(1)	6,447
Net income	$2,461
Company's equity in net loss(2)	$(15,103)

Total
Six Months Ended June 30, 2025
Revenues:
Leasing revenue	295,559
Other	10,235
Total revenues	305,794
Expenses:
Shopping center and operating expenses	110,134
Leasing expenses	3,237
Interest expense	87,739
Depreciation and amortization	94,522
Total expenses	295,632
Loss on sale or write down of assets, net	(638)
Other income, net(1)	13,313
Net income	22,837
Company's equity in net loss	$(1,274)

(1)     This represents income received from legal claims settlements, net.
(2)    This amount includes an impairment loss at the Company's share of $7,951 for the six months ended June 30, 2026.
Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
5. Derivative Instruments and Hedging Activities:
The Company uses interest rate cap agreements to manage the interest rate risk on certain floating rate debt. The Company recorded other comprehensive income related to the marking-to-market of derivative instruments of $2 and $1 for the three months ended June 30, 2026 and 2025, respectively, and $4 and $21 for the six months ended June 30, 2026 and 2025, respectively. The amounts in other comprehensive income represent the Company's pro rata share of hedged derivative instruments from certain unconsolidated joint ventures. The following derivative was outstanding at June 30, 2026 and December 31, 2025:

						Fair Value
Property	Designation	Notional Amount	Product	SOFR Rate	Maturity	June 30, 2026	December 31, 2025
Crabtree Mall	Non-Hedged	$159,100	Cap	5.00%	8/7/2027	$84	$15
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
6. Property, net:
Property, net consists of the following:

	June 30, 2026	December 31, 2025
Land	$1,560,061	$1,538,916
Buildings and improvements	6,781,642	6,492,487
Tenant improvements	736,017	675,233
Equipment and furnishings	171,548	170,869
Construction in progress	305,687	323,142
	9,554,955	9,200,647
Less accumulated depreciation	(2,645,053)	(2,512,519)
	$6,909,902	$6,688,128

Depreciation expense was $74,202 and $73,250 for the three months ended June 30, 2026 and 2025, respectively, and $145,858 and $146,696 for the six months ended June 30, 2026 and 2025, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
6. Property, net: (Continued)

Gain (loss) on sale or write-down of assets, net for the three and six months ended June 30, 2026 and 2025 consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Gain on property sales, net(1)	$6,705	$2,581	$6,527	$1,033
Loss on write-down of assets(2)	(43)	(13,222)	(3,119)	(26,585)
(Loss) gain on land sales, net(3)	(59)	157	10,035	1,080
	$6,603	$(10,484)	$13,443	$(24,472)
(1)    For the three and six months ended June 30, 2026, includes a gain of $6,565 from the sale of the Company's interest in West Acres (See Note 4—Investments in Unconsolidated Joint Ventures). For the three and six months ended June 30, 2025, includes gains related to the sale of 1010-1016 Market Street parcels and a former department store parcel located in Petaluma, California offset in part by losses related to the sale of Wilton Mall and the Company's partnership's interest in Paradise Valley Mall (See Note 4—Investments in Unconsolidated Joint Ventures and Note 15—Dispositions).

(2)    Includes $3,119 related to the write off of development costs for the six months ended June 30, 2026 and impairment losses of $12,942 and $26,285 for the three and six months ended June 30, 2025 due to the reduction of the estimated holding periods of certain properties, including SouthPark Mall and Valley Mall.
(3)    See Note 15—Dispositions.

The following table summarizes certain of the Company's assets that were measured on a nonrecurring basis as a result of the impairment losses recorded for the three and six months ended June 30, 2026 and 2025, as described above:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
June 30, 2025	$22,000	$—	$22,000	$—
The fair value (Level 2 measurement) related to the 2025 impairments are based on sales contracts and are classified within Level 2 of the hierarchy.
7. Tenant and Other Receivables, net:
Included in tenant and other receivables, net is an allowance for doubtful accounts of $9,731 and $7,789 at June 30, 2026 and December 31, 2025, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $1,811 and $15,360 at June 30, 2026 and December 31, 2025, respectively, and a deferred rent receivable due to straight-line rent adjustments of $97,899 and $94,539 at June 30, 2026 and December 31, 2025, respectively.
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
The following table summarizes the components of leasing revenue for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Leasing revenue—fixed payments	$180,283	$178,173	$356,190	$357,037
Leasing revenue—variable payments	55,082	55,350	106,361	113,691
Provision for doubtful accounts	(1,923)	(798)	(3,133)	(2,356)
	$233,442	$232,725	$459,418	$468,372

The following table summarizes the future rental payments to the Company:

Twelve months ending June 30,
2027	$643,164
2028	580,816
2029	501,812
2030	403,522
2031	331,676
Thereafter	1,148,353
$3,609,343
Lessee Leases:
The Company has certain properties that are subject to non-cancelable operating leases. The leases expire at various times through 2078, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease.
The following table summarizes the lease costs for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease costs	$3,781	$3,480	$7,274	$6,751
Finance lease costs:
Amortization of right-of-use assets	—	—	—	7
Interest on lease liabilities	—	—	—	10
	$3,781	$3,480	$7,274	$6,768

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
8. Leases: (Continued)

The following table summarizes the future rental payments required under the operating leases:

Year ending December 31,	June 30, 2026
2026	$6,453
2027	12,231
2028	8,785
2029	6,620
2030	6,663
Thereafter	69,745
Total undiscounted rental payments	110,497
Less imputed interest	(47,060)
Total lease liabilities	$63,437
Weighted average remaining term	24.5 years
Weighted average incremental borrowing rate	6.9%

9. Deferred Charges and Other Assets, net:
Deferred charges and other assets, net consist of the following:

	June 30, 2026	December 31, 2025
Leasing	$57,426	$55,072
Intangible assets:
In-place lease values	140,500	136,239
Leasing commissions and legal costs	36,415	30,134
Above-market leases	82,735	75,756
Deferred tax assets	29,663	27,517
Deferred compensation plan assets	79,378	75,003
Other assets	57,095	60,019
	483,212	459,740
Less accumulated amortization(1)	(119,754)	(116,309)
	$363,458	$343,431

(1)   Accumulated amortization includes $67,857 and $65,741 relating to in-place lease values, leasing commissions and legal costs at June 30, 2026 and December 31, 2025, respectively. Amortization expense of in-place lease values, leasing commissions and legal costs was $10,494 and $13,806 for the three months ended June 30, 2026 and 2025, respectively, and $20,467 and $31,447 for the six months ended June 30, 2026 and 2025, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
9. Deferred Charges and Other Assets, net: (Continued)
The allocated values of above-market leases and below-market leases consist of the following:

	June 30, 2026	December 31, 2025
Above-Market Leases
Original allocated value	$82,735	$75,756
Less accumulated amortization	(37,658)	(35,665)
	$45,077	$40,091
Below-Market Leases(1)
Original allocated value	$114,109	$106,194
Less accumulated amortization	(46,741)	(43,081)
	$67,368	$63,113
(1)   Below-market leases are included in other accrued liabilities.
10. Mortgage Notes Payable:
Mortgage notes payable at June 30, 2026 and December 31, 2025 consist of the following:

	Carrying Amount of Mortgage Notes(1)
Property Pledged as Collateral	June 30, 2026	December 31, 2025	Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Arrowhead Towne Center	$353,090	$352,776	6.75%	$1,921	2028
Crabtree Mall(5)	156,104	155,793	6.57%	811	2029
Danbury Fair Mall	152,612	152,455	6.59%	836	2034
Fashion Outlets of Chicago	299,598	299,554	4.61%	1,145	2031
Fashion Outlets of Niagara Falls USA	75,242	76,995	6.52%	727	2026
Freehold Raceway Mall	399,460	399,376	3.94%	1,300	2029
Fresno Fashion Fair	324,950	324,851	3.67%	971	2026
Green Acres Mall	365,974	364,632	6.62%	1,819	2028
Kings Plaza Shopping Center	524,072	528,906	3.71%	2,414	2030
Los Cerritos Center	464,217	465,727	5.77%	2,506	2027
Pacific View	69,236	69,691	5.45%	399	2032
Queens Center	523,562	523,346	5.45%	2,349	2029
Santa Monica Place(6)	300,000	300,000	5.15%	1,287	2024
SanTan Village Regional Center	219,733	219,687	4.34%	788	2029
South Plains Mall(7)	197,653	200,000	4.59%	703	2029
Victor Valley, Mall of	84,089	84,033	6.85%	476	2034
Vintage Faire Mall(8)	—	212,728	—%	—	—
Washington Square(9)	338,483	338,396	5.63%	1,580	2035
	$4,848,075	$5,068,946

(1)The mortgage notes payable balances include the unamortized debt discounts. Debt discounts represent the deficiency of the fair value of debt under the principal value of debt assumed in various acquisitions. The debt discounts are being amortized into interest expense over the term of the related debt in a manner which approximates the effective interest method. The debt discounts as of June 30, 2026 and December 31, 2025 consisted of the following:

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
10. Mortgage Notes Payable: (Continued)

Property Pledged as Collateral	June 30, 2026	December 31, 2025
Arrowhead Towne Center	$14,501	$18,851
Los Cerritos Center	10,598	14,573
Total	$25,099	$33,424

The mortgage notes payable also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs were $19,525 and $20,274 at June 30, 2026 and December 31, 2025, respectively.
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
(6)Effective April 9, 2024, the loan is in default and accrues incremental default interest of 4%. On March 18, 2025, a court-appointed receiver assumed operational control and managerial responsibility for Santa Monica Place. The Company anticipates the disposition of the asset, which is under the control of the receiver, will be executed through foreclosure, deed-in-lieu of foreclosure, or by some other means, and is expected to be completed in the near future. Although the Company is no longer funding any cash shortfall, it will continue to record the operations of the property until the title for the Center is transferred and its obligation for the loan is discharged. Once title to the property is transferred, the Company will remove the net assets and liabilities from the Company's consolidated balance sheets. The loan is non-recourse to the Company.
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
Total interest expense capitalized was $3,698 and $4,696 for the three months ended June 30, 2026 and 2025, respectively, and $7,183 and $9,465 for the six months ended June 30, 2026 and 2025, respectively.
The estimated fair value (Level 2 measurement) of mortgage notes payable at June 30, 2026 and December 31, 2025 was $4,774,797 and $4,982,754, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.

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
As of June 30, 2026, the borrowing rate was SOFR plus a spread of 1.90%. As of June 30, 2026, there were no borrowings under the revolving credit facility. Unamortized deferred finance costs were $17,527 as of June 30, 2026, which are netted against balances outstanding or within deferred charges and other assets, net when no borrowings are outstanding on the revolving credit facility which was the case as of June 30, 2026. As of June 30, 2026, the Company’s availability under the revolving credit facility for additional borrowings was $899,487.
As of June 30, 2026 and December 31, 2025, the Company was in compliance with all applicable financial loan covenants.
12. Noncontrolling Interests:
The Company allocates net loss of the Operating Partnership based on the weighted average ownership interest during the period. The net loss of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 96% ownership interest in the Operating Partnership as of June 30, 2026 and December 31, 2025. The remaining 4% limited partnership interest as of June 30, 2026 and December 31, 2025 was owned by certain of the Company's executive officers and directors, certain of their affiliates and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the 10 trading days ending on the respective balance sheet date. Accordingly, as of June 30, 2026 and December 31, 2025, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $278,455 and $216,826, respectively.
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
13. Stockholders' Equity:
Stock Offerings
In connection with the commencement of an “at the market” offering program on November 12, 2024, which is referred to as the “2024 ATM Program,” the Company entered into an equity distribution agreement with certain sales agents pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500,000 under the 2024 ATM Program. During the six months ended June 30, 2026, the Company issued 4,457,202 shares of common stock under the 2024 ATM Program for aggregate gross proceeds of $85,601 and net proceeds of $83,591 after commissions and other transaction costs. As of June 30, 2026, approximately $288,500 remained available to be sold under the 2024 ATM Program. Actual future sales will depend upon a variety of factors including, but not limited to, market conditions, the trading price of the Company’s common stock and the Company’s capital needs. The Company has no obligation to sell the remaining shares available for sale under the 2024 ATM Program.
On May 13, 2026, the Company completed a public offering of 22,080,000 shares of its common stock at a price per share of $21.00, which includes the underwriters’ full exercise of their option to purchase an additional 2,880,000 shares, for gross proceeds of approximately $463,680. The net proceeds of the offering were approximately $448,248 after deducting the underwriting discount and offering costs of approximately $15,432. The Company used the proceeds from the offering to repay borrowings under its revolving credit facility, which were used primarily to fund the acquisition of Annapolis Mall (See Note 14 – Acquisitions), and for general corporate purposes, including to acquire additional properties and to fund strategic leasing capital investments at Annapolis Mall.
On June 15, 2026, the Company entered into an underwriting agreement with certain parties in their capacities as underwriters, forward sellers and forward purchasers, as applicable, in connection with the offering of 14,000,000 shares of its common stock. The Company also entered into separate forward sale agreements with each of the forward purchasers, pursuant to which the forward purchasers borrowed from third parties and sold to the underwriters an aggregate of 14,000,000 shares of the Company’s common stock. On June 26, 2026, the underwriters exercised in full their option to purchase an additional 2,100,000 shares of common stock, resulting in a total offering of 16,100,000 shares. The Company entered into additional separate forward sale agreements with each of the forward purchasers relating to these additional 2,100,000 shares. The Company did not initially receive any proceeds from the sale of shares of its common stock by the forward purchasers or their affiliates. The Company expects to physically settle the forward sale agreements and receive proceeds, subject to certain adjustments, from the sale of those shares of its common stock upon one or more such physical settlements no later than June 16, 2027. Although the Company expects to settle the forward sale agreements entirely by the physical delivery of shares of its common stock for cash proceeds, the Company may also elect to cash settle or net share settle all or a portion of its obligations under the forward sale agreements, in which case, the Company may not receive any proceeds, and the Company may owe cash or shares of its common stock to the forward purchasers. The forward sale agreements provide for an initial forward price of $23.12325 per share, subject to certain adjustments pursuant to the terms of each of the forward sale agreements. The forward sale agreements are subject to early termination or settlement under certain circumstances.
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
There were no repurchases under the Stock Buyback Program during the six months ended June 30, 2026 or 2025.

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
The following is a summary of the allocation of the fair value of Crabtree Mall, exclusive of closing costs and credits received:

Property	$252,011
Deferred charges	38,446
Other assets	8,666
Total assets acquired	299,123
Other accrued liabilities	9,123
Total liabilities assumed	9,123
Fair value of acquired net assets	$290,000

The following is a reconciliation of the allocation of the fair value of acquired net assets to total cash paid:

Fair value of acquired net assets	$290,000
Credits received at closing	(24,612)
Closing and other transaction costs	1,538
Total cash paid	$266,926
Annapolis Mall:
On April 30, 2026, the Company acquired Annapolis Mall, a regional retail center totaling approximately 1.4 million square feet in Annapolis, Maryland, for a total purchase price of $260,000 and the adjacent 13.1 acre vacant Sears parcel for $12,000. The acquisition was initially funded with cash on hand and $150,000 of borrowings on the Company's revolving credit facility (See Note 13 – Stockholders' Equity).
The following is a summary of the allocation of the fair value of Annapolis Mall, exclusive of closing costs and credits received:

Property	$242,980
Deferred charges	30,126
Other assets	11,942
Total assets acquired	285,048
Other accrued liabilities	13,048
Total liabilities assumed	13,048
Fair value of acquired net assets	$272,000

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

14.   Acquisitions: (Continued)
The following is a reconciliation of the allocation of the fair value of acquired net assets to total cash paid:

Fair value of acquired net assets	$272,000
Credits received at closing	(6,925)
Closing and other transaction costs	5,036
Total cash paid	$270,111
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
On November 17, 2025, the Company sold an outparcel at Los Cerritos Center in Los Cerritos, California for $5,000, which resulted in a loss on sale of assets of $181. The Company used the net proceeds to pay down a portion of the debt at the property of $4,508.
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
For the six months ended June 30, 2026 and 2025, the Company sold various land parcels, resulting in gains on sale of land of $10,035 and $1,080, respectively. The Company used its share of the proceeds from these sales to pay down debt and for other general corporate purposes.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

16. Commitments and Contingencies:
As of June 30, 2026, the Company was contingently liable for $922 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the relevant agreement. At June 30, 2026, the Company had $101,150 in outstanding obligations, which it believes will be settled in the next twelve months.
17. Related Party Transactions:
Certain unconsolidated joint ventures have engaged the Management Companies to manage the operations of the Centers. Under these arrangements, the Management Companies are reimbursed for compensation paid to on-site employees, leasing agents and project managers at the Centers, as well as insurance costs and other administrative expenses.
The following are fees charged to unconsolidated joint ventures:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Management fees	$3,716	$3,652	$7,280	$6,793
Development and leasing fees	1,852	1,981	4,816	3,573
	$5,568	$5,633	$12,096	$10,366
Due from affiliates includes $3,108 and $2,449 of unreimbursed costs and fees from unconsolidated joint ventures due to the Management Companies at June 30, 2026 and December 31, 2025, respectively.
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
During the six months ended June 30, 2026, the Company granted the following LTI Units:

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
The following table summarizes the activity of the non-vested LTI Units, phantom stock units and stock units:

	LTI Units		Phantom Stock Units		Stock Units
	Units	Value(1)	Units	Value(1)	Units	Value(1)
Balance at January 1, 2026	1,643,216	$22.63	—	$—	220,628	$16.32
Granted	841,343	27.22	12,605	19.13	216,546	19.34
Vested	—	—	(6,817)	19.29	(153,197)	15.85
Forfeited	—	—	—	—	(3,815)	18.61
Balance at June 30, 2026	2,484,559	$24.19	5,788	$18.93	280,162	$18.87

(1) Value represents the weighted average grant date fair value.
The following table summarizes the activity of the vested stock options outstanding:

	Stock Options
	Units	Value(1)
Balance at January 1, 2026	26,371	$54.56
Granted	—	—
Balance at June 30, 2026	26,371	$54.56

(1) Value represents the weighted average exercise price.
The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
LTI Units	$5,807	$4,331	$10,573	$7,028
Stock units	910	753	2,156	1,484
Phantom stock units	68	54	132	108
	$6,785	$5,138	$12,861	$8,620
The Company capitalized share and unit-based compensation costs of $44 and $161 for the three months ended June 30, 2026 and 2025, respectively, and $219 and $(115) for the six months ended June 30, 2026 and 2025, respectively. Unrecognized compensation costs of share and unit-based plans at June 30, 2026 consisted of $31,486 from LTI Units, $3,395 from stock units and $0 from phantom stock units.
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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

19. Income Taxes: (Continued)
The income tax provision of the TRSs is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Current	$—	$—	$—	$—
Deferred	(495)	188	2,146	1,010
Total income tax (expense) benefit	$(495)	$188	$2,146	$1,010
The net operating loss ("NOL") carryforwards generated through the 2017 tax year are scheduled to expire through 2037, beginning in 2031. Pursuant to the Tax Cuts and Jobs Act of 2017, NOLs generated in 2018 and subsequent tax years are carried forward indefinitely. Net deferred tax assets of $29,663 and $27,517 were included in deferred charges and other assets, net at June 30, 2026 and December 31, 2025, respectively.
The Company is required to establish a valuation allowance for any portion of the deferred tax asset that the Company concludes is more likely than not to be unrealizable. The Company’s assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of June 30, 2026, the Company had no valuation allowance recorded.
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
21. Subsequent Events:
On August 4, 2026, the Company announced a dividend/distribution of $0.17 per share for common stockholders and OP Unitholders of record on September 14, 2026. All dividends/distributions will be paid in cash on September 28, 2026.

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
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P. (the "Operating Partnership"). As of June 30, 2026, the Operating Partnership owned or had an ownership interest in 37 regional retail centers (including office, hotel and residential space adjacent to these shopping centers) and one community/power shopping center. These 37 regional retail centers and one community/power shopping center consist of approximately 40 million square feet of gross leasable area ("GLA") and are referred to herein as the "Centers". The Centers consist of consolidated Centers ("Consolidated Centers") and unconsolidated joint venture Centers ("Unconsolidated Joint Venture Centers"), unless the context otherwise requires. The property management, leasing and redevelopment of the Company's portfolio is provided by the Company's seven management companies (collectively referred to herein as the "Management Companies"). The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Management Companies.
The following discussion is based primarily on the consolidated financial statements of the Company for the three and six months ended June 30, 2026 and 2025. It compares the results of operations for the three months ended June 30, 2026 to the results of operations for the three months ended June 30, 2025. It also compares the results of operations and cash flows for the six months ended June 30, 2026 to the results of operations and cash flows for the six months ended June 30, 2025.
This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
Acquisitions:
On June 23, 2025, the Company acquired Crabtree Mall, a 1,317,000 square foot regional retail center in Raleigh, North Carolina, for a total purchase price of $290.0 million. The acquisition was initially funded with cash on hand and $100.0 million of borrowings on the Company's revolving credit facility (See "Financing Activities" and Note 14—Acquisitions in the Notes to the Consolidated Financial Statements).
On April 30, 2026, the Company acquired Annapolis Mall, a 1,438,000 square foot regional retail center in Annapolis, Maryland, for a total purchase price of $260.0 million and the adjacent 13.1 acre vacant Sears parcel for $12.0 million. The acquisition was initially funded with cash on hand and $150.0 million of borrowings on the Company's revolving credit facility (See "Other Transactions and Events" and Note 14—Acquisitions in the Notes to the Consolidated Financial Statements).
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

On August 20, 2025, the Company closed on the sale of Valley Mall in Harrisonburg, Virginia, for $22.1 million, which resulted in a gain on sale of assets of $0.3 million. This asset was unencumbered. The Company used the net proceeds of approximately $20.9 million from this sale for general corporate purposes.
On November 17, 2025, the Company sold an outparcel at Los Cerritos Center in Los Cerritos, California for $5.0 million, which resulted in a loss on sale of assets of $0.2 million. The Company used the net proceeds to pay down a portion of the debt at the property of $4.5 million.
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
On June 18, 2026, the Company sold its 19% interest in West Acres, a 673,000 square foot regional retail center in Fargo, North Dakota, for $1.4 million, which included the buyer's assumption of the $12.9 million in outstanding loans at the Company's pro rata share. The Company used the proceeds for general corporate purposes. The Company recognized a gain of $6.6 million in connection with this transaction (See Note 6 – Property, net in the Notes to the Consolidated Financial Statements).
For the six months ended June 30, 2026, the Company sold a land parcel at Washington Square in Portland, Oregon, for $13.0 million, resulting in the Company’s share of the gain on sale of land of $10.1 million. The Company used its share of the proceeds from this sale of $12.4 million for general corporate purposes.
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
On April 7, 2026, the Company’s joint venture in Deptford Mall replaced the existing $131.2 million loan ($66.9 million at the Company’s pro rata share) with a $115.0 million interest only loan ($58.7 million at the Company’s pro rata share) that bears interest at a fixed rate of 6.95% and matures on May 6, 2031.
Redevelopment and Development Activities:
The Company’s joint venture in Scottsdale Fashion Square, a 1,862,000 square foot regional retail center in Scottsdale, Arizona, is redeveloping a two-level Nordstrom wing with luxury-focused retail and restaurant uses. The total cost of the project is estimated to be between $84.0 million and $90.0 million, with $42.0 million to $45.0 million estimated to be the Company’s pro rata share. The Company has incurred approximately $36.5 million of the total $73.1 million incurred by the joint venture as of June 30, 2026. The opening will be in phases which began in 2024, with anticipated completion in 2027. The majority of tenants are expected to be open in 2026, with a few remaining tenants expected to open in early 2027.
The Company is redeveloping the northeast quadrant of Green Acres Mall, a 1,895,000 square foot regional retail center in Valley Stream, New York. The project will include new exterior shops and facade totaling approximately 375,000 square feet of leasing, including new grocery use, redevelopment of a vacant anchor building and demolition of another vacant anchor building. The total cost of the project is estimated to be between $130.0 million and $150.0 million. The Company has incurred approximately $67.0 million as of June 30, 2026. The majority of the tenants are expected to open in 2026 or 2027.
The Company’s joint venture in FlatIron Crossing, a 1,392,000 square foot regional retail center in Broomfield, Colorado, is developing luxury, multi-family residential units, new/repurposed retail and food and beverage uses, and a community plaza, in addition to the redevelopment of the vacant former Nordstrom store located on the property. The Company's ownership percentage is 43.4% in the residential portion of the development and 51.0% in the remainder of the property. The total cost of the project is estimated to be between $245.0 million and $265.0 million, with $125.0 million to $135.0 million estimated to be the Company’s pro rata share. The Company has incurred approximately $45.8 million of the total $97.1 million incurred by the joint venture as of June 30, 2026. The anticipated opening will be in phases beginning in 2027.
Other Transactions and Events:
The Company declared a cash dividend of $0.17 per share of its common stock for each quarter of 2025 and the first two quarters of 2026. On August 4, 2026, the Company announced a third quarter cash dividend of $0.17 per share of its common stock, which will be paid on September 28, 2026 to stockholders of record on September 14, 2026. The dividend amount will be reviewed by the Board on a quarterly basis.
In connection with the commencement of an “at the market” offering program on November 12, 2024, which is referred to as the “2024 ATM Program,” the Company entered into an equity distribution agreement with certain sales agents pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500.0 million. During the twelve months ended December 31, 2025, the Company sold 3.1 million shares of common stock for approximately $53.9 million of net proceeds through the 2024 ATM Program at a weighted average price of $18.04. During the six months ended June 30, 2026, the Company sold 4.5 million shares of common stock for approximately $83.8 million of net proceeds through the 2024 ATM Program at a weighted average price of $19.21. As of June 30, 2026, the Company had approximately $288.5 million of gross sales of its common stock available under the 2024 ATM Program.
On May 13, 2026, the Company completed a public offering of 22,080,000 shares of its common stock at a price per share of $21.00, which includes the underwriters’ full exercise of their option to purchase an additional 2,880,000 shares, for gross proceeds of approximately $463.7 million. The net proceeds of the offering were approximately $448.2 million after deducting the underwriting discount and offering costs of approximately $15.4 million. The Company used the proceeds from the offering to repay borrowings under its revolving credit facility, which were used primarily to fund the acquisition of Annapolis Mall, and for general corporate purposes, including to acquire additional properties and to fund strategic leasing capital investments at Annapolis Mall (See “Acquisitions”).
On June 15, 2026, the Company entered into an underwriting agreement with certain parties in their capacities as underwriters, forward sellers and forward purchasers, as applicable, in connection with the offering of 14,000,000 shares of its common stock. The Company also entered into separate forward sale agreements with each of the forward purchasers, pursuant to which the forward purchasers borrowed from third parties and sold to the underwriters an aggregate of 14,000,000 shares of the Company’s common stock. On June 26, 2026, the underwriters exercised in full their option to purchase an additional

2,100,000 shares of common stock, resulting in a total offering of 16,100,000 shares. The Company entered into additional separate forward sale agreements with each of the forward purchasers relating to these additional 2,100,000 shares. The Company did not initially receive any proceeds from the sale of shares of its common stock by the forward purchasers or their affiliates. The Company expects to physically settle the forward sale agreements and receive proceeds, subject to certain adjustments, from the sale of those shares of its common stock upon one or more such physical settlements no later than June 16, 2027. Although the Company expects to settle the forward sale agreements entirely by the physical delivery of shares of its common stock for cash proceeds, the Company may also elect to cash settle or net share settle all or a portion of its obligations under the forward sale agreements, in which case, the Company may not receive any proceeds, and the Company may owe cash or shares of its common stock to the forward purchasers. The forward sale agreements provide for an initial forward price of $23.12325 per share, subject to certain adjustments pursuant to the terms of each of the forward sale agreements. The forward sale agreements are subject to early termination or settlement under certain circumstances.
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

Results of Operations
Many of the variations in the results of operations, discussed below, occurred because of the transactions affecting the Company’s properties described in Management’s Overview and Summary above, including those related to the Redevelopment Properties, the Acquisition Properties, the JV Transition Centers and the Disposition Properties (each as defined below).
For purposes of the discussion below, the Company defines “Same Centers” as those Centers that are substantially complete and in operation for the entirety of both periods of the comparison. Non-Same Centers for comparison purposes includes recently acquired properties ("Acquisition Properties"), those Centers or properties that are going through a substantial redevelopment often resulting in the closing of a portion of the Center (“Redevelopment Properties”), those properties that have recently transitioned to or from equity method joint ventures to or from consolidated assets ("JV Transition Centers") and properties that have been disposed of (“Disposition Properties”). The Company moves a Center in and out of Same Centers based on whether the Center is substantially complete and in operation for the entirety of both periods of the comparison. Accordingly, the Same Centers consist of all Consolidated Centers, excluding the Redevelopment Properties, the JV Transition Centers, Santa Monica Place and the Disposition Properties, for the periods of comparison. Santa Monica Place is excluded from Same Centers due to the Company's default on the non-recourse loan on April 9, 2024 and the completion of the transition of the property to a receiver during the first quarter of 2025. The Company is still the owner of record of the property.
For the comparison of the three and six months ended June 30, 2026 to the three and six months ended June 30, 2025, the Acquisition Properties are Crabtree Mall and Annapolis Mall (See “Acquisitions” in Management’s Overview and Summary). The Disposition Properties are Wilton Mall, SouthPark Mall, Lakewood Center, Valley Mall, a former department store parcel in Petaluma, California and the outparcel sales at Los Cerritos Center in Los Cerritos, California and Washington Square in Portland, Oregon (See "Dispositions" in Management’s Overview and Summary). For the comparison of the three and six months ended June 30, 2026 to the three and six months ended June 30, 2025, there are no Redevelopment Properties or JV Transition Centers.
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
During the trailing twelve months ended June 30, 2026, comparable tenant sales for spaces less than 10,000 square feet across the portfolio increased by 3.1% relative to the same period of 2025. The leased occupancy rate of 94.0% at June 30, 2026 represented a 2.0% increase from 92.0% at June 30, 2025 and a 0.6% sequential increase compared to the 93.4% occupancy rate at March 31, 2026.
As of June 30, 2026, the Company has executed renewal leases or commitments on 93% of its square footage expiring in 2026, that is anticipated to renew, which leases are expected to commence throughout 2026 and 2027 and another 6% of such expiring space is in the letter of intent stage. Excluding those leases, the remaining leases expiring in 2026, which represent approximately 23,000 square feet of the Centers, are in the prospecting stage.
The Company has entered into 172 leases for new stores totaling approximately 1.1 million square feet that have opened or are planned for opening in 2026, and another 80 leases for new stores totaling approximately 1.7 million square feet opening after 2026. In total, through 2028, new store leases are expected to produce total gross revenue of approximately $124 million (at the Company’s pro rata share) in excess of the revenue generated in 2024 from prior uses in those same spaces. This new store leasing pipeline represents a cumulative and incremental estimate and includes open stores, leases signed not yet open, and leases in documentation that will or have commenced from 2024 through 2028. While there may be additional new space openings in 2026, any such leases are not yet executed.
During the quarter ended June 30, 2026, the Company signed 108 new leases and 119 renewal leases comprising approximately 1.3 million square feet of GLA. The average tenant allowance was $49.21 per square foot.
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
The Company may achieve these goals through a variety of methods and the timing, extent and impact of any transactions that the Company has or will undertake while implementing the Path Forward Plan may vary and evolve. In order to deleverage its capital structure, the Company may pursue asset dispositions and acquisitions, experience organic growth in EBITDA as tenants in its lease pipeline open for business, be selective about undertaking new development and redevelopment projects, and/or issue common stock. Asset sales will focus on whether a property is core to the Company’s strategy and may include defaulting on certain mortgage debts on the Company’s properties and giving possession of such secured properties to the lender. Additionally, as part of the Path Forward Plan, the Company is targeting for disposition certain outparcels, freestanding retail assets, non-enclosed mall assets and vacant land. The Company also began acquiring properties in June 2025 with the acquisition of Crabtree Mall and the recent acquisition of Annapolis Mall in April 2026, and will continue to look for other strategic acquisition opportunities that would complement the Company's portfolio.
As a further update to the Company’s Path Forward Plan and to provide a strategic disposition plan that refines the portfolio and creates a more focused platform for growth, the Company identified the following Centers as the go-forward portfolio Centers as of June 30, 2026 (the “Go-Forward Portfolio Centers”). The Go-Forward Portfolio Centers are subject to change.

Annapolis Mall (a)	Inland Center (a)
Arrowhead Towne Center (a)	Kierland Commons (b)
Broadway Plaza (b)	Kings Plaza Shopping Center (a)
Chandler Fashion Center (b)	Los Cerritos Center (a)
Corte Madera, The Village at (b)	NorthPark Mall (a)
Crabtree Mall (a)	Queens Center (a)
Danbury Fair Mall (a)	SanTan Village Regional Center (a)
Deptford Mall (b)	Scottsdale Fashion Square (b)
Desert Sky Mall (a)	South Plains Mall (a)
Eastland Mall (a)	Stonewood Center (a)
Fashion District Philadelphia (a)	Superstition Springs Center (a)
Fashion Outlets of Chicago (a)	Tysons Corner Center (b)
Flatiron Crossing (b)	Valley River Center (a)
Freehold Raceway Mall (a)	Victor Valley, Mall of (a)
Fresno Fashion Fair (a)	Vintage Faire Mall (a)
Green Acres Mall (a)	Washington Square (a)

(a) Included in Consolidated Centers
(b) Included in Unconsolidated Joint Venture Centers

Further, the Company has a long-term four-pronged business strategy that focuses on the acquisition, leasing and management, redevelopment and development of regional retail centers. Although some of the key performance indicators at the Centers continued to improve during 2025 and the first half of 2026, operating results in 2026 have been and are expected to continue to be negatively impacted by certain external factors, including sustained inflation, tariffs and elevated interest rates, as well as the impact from the bankruptcies of Express, Forever 21 and Claire's, and resulting store closures, and any future tenant bankruptcies.
Traffic levels at the Company’s Centers for the first half of 2026 were flat compared to 2025 levels for the same time period. Portfolio tenant sales per square foot from spaces less than 10,000 square feet for the trailing twelve months ended June 30, 2026 were $919 compared to $849 for the trailing twelve months ended June 30, 2025. Comparable tenant sales from spaces less than 10,000 square feet across the portfolio for the quarter ended June 30, 2026 increased by 3.2% compared to the same period in 2025.
During the first half of 2026, the Company signed 496 leases for approximately 2.9 million square feet, compared to 625 leases and 4.2 million square feet leased during the same period in 2025. New deal square footage is up 276,000 square feet or 29% compared to the same prior-year period.
The Company believes that diversity of use within its tenant base has been, and will continue to be, a prominent internal growth catalyst at its Centers going forward, as new uses enhance the productivity and diversity of the tenant mix and have the potential to significantly increase customer traffic at the applicable Centers. During the quarter ended June 30, 2026, the Company signed leases for new stores with new-to-Macerich portfolio uses for 252,000 square feet, with another 291,000 square feet of such new-to-Macerich portfolio leases currently in negotiation as of the date of this Quarterly Report on Form 10-Q.
As of June 30, 2026, the leased occupancy rate was 94.0%, a 2.0% increase compared to the leased occupancy rate at June 30, 2025 of 92.0% and a 0.6% sequential increase compared to the 93.4% occupancy rate at March 31, 2026.
Many of the Company’s leases contain co-tenancy clauses. Certain Anchor or small tenant closures have become vacant, and co-tenancy clauses within certain leases may be triggered as a result. The Company does not anticipate that the negative impact of such clauses on lease revenue will be significant.
The pace of bankruptcy filings involving the Company’s tenants has remained steady in recent years but is substantially lower than 2021 levels. For the year ended December 31, 2025, there were eight bankruptcy filings involving the Company’s tenants, including the bankruptcies of Forever 21 and Claire's, totaling 67 leases and representing approximately 873,000 square feet of leased space and approximately $12.9 million of annual leasing revenue at the Company’s share. Year-to-date 2026, there were four bankruptcy filings involving the Company’s tenants, including Saks Global LLC, totaling 18 leases and representing approximately 184,000 square feet of leased space and approximately $3.9 million of annual leasing revenue at the Company’s share. Based on current information and market data, the Company expects that the pace of bankruptcy filings in 2026 will be lower than the average bankruptcy rate over the last decade but the Company will continue to monitor the impact of tariffs and other economic conditions on the Company's tenants.
During 2026, the Company expects to generate positive cash flow after recurring operating capital expenditures, leasing capital expenditures and payment of dividends. This assumption does not include any potential capital generated from dispositions, refinancings or issuances of common stock. To the extent available, any excess cash flow may be used to fund the Company’s development and redevelopment pipeline, fund acquisitions and/or de-lever the Company’s balance sheet.
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
Interest rates have increased, and may continue to increase, the cost of the Company’s borrowings due to its outstanding floating-rate debt and have led, and may continue to lead, to higher interest rates on new fixed-rate debt. While interest rates remain elevated, the Company expects to incur increased interest expense from the refinancing or extension of loans that may currently carry below-market interest rates. In certain cases, the Company has limited, and may continue to limit, its exposure to interest rate fluctuations related to a portion of its floating-rate debt by using interest rate cap and swap agreements. Such agreements, subject to current market conditions, allow the Company to replace floating-rate debt with fixed-rate debt in order to achieve its desired ratio of floating-rate to fixed-rate debt. However, any interest rate cap or swap agreements that the Company enters into may not be effective in reducing its exposure to interest rate changes.
Comparison of Three Months Ended June 30, 2026 and 2025
Revenues:
Leasing revenue increased by $0.7 million, or 0.3%, from 2025 to 2026. The increase in leasing revenue is attributed to increases of $16.3 million from the Acquisition Properties and $1.1 million from the Same Centers offset in part by decreases of $13.5 million from the Disposition Properties and $3.2 million from Santa Monica Place. Leasing revenue includes the amortization of above and below-market leases, the amortization of straight-line rents, lease termination income, percentage rent and the recovery of bad debts. The amortization of above and below-market leases decreased from $2.0 million in 2025 to $0.4 million in 2026. The amortization of straight-line rents increased from $0.8 million in 2025 to $2.0 million in 2026. Lease termination income decreased from $0.6 million in 2025 to $0.3 million in 2026. Percentage rent decreased from $4.1 million in 2025 to $3.7 million in 2026. Provisions for bad debts increased from $0.8 million in 2025 to $1.9 million in 2026 of which $0.7 million of the increase related to Santa Monica Place.
Shopping Center and Operating Expenses:
Shopping center and operating expenses decreased $1.9 million, or 2.4%, from 2025 to 2026. The decrease in shopping center and operating expenses is attributed to decreases of $4.1 million from the Disposition Properties and $1.8 million from the Same Centers offset in part by an increase of $3.8 million from the Acquisition Properties.
Management Companies' Operating Expenses:
Management Companies' operating expenses increased $2.1 million from 2025 to 2026 due primarily to an increase in compensation expense.
Depreciation and Amortization:
Depreciation and amortization decreased $2.3 million from 2025 to 2026. The decrease in depreciation and amortization is attributed to decreases of $6.2 million from the Same Centers and $4.2 million from the Disposition Properties offset in part by an increase of $8.8 million from the Acquisition Properties. Additionally, $0.7 million of the decrease is attributable to Santa Monica Place.
Interest Expense:
Interest expense decreased $5.9 million from 2025 to 2026. The decrease in interest expense is attributed to decreases of $6.0 million from the Disposition Properties and $4.0 million from the Same Centers offset in part by increases in interest expense of $2.7 million from the Acquisition Properties and $1.0 million from higher outstanding balances on the Company's revolving credit facility.
Equity in Loss of Unconsolidated Joint Ventures:
Equity in loss of unconsolidated joint ventures increased $4.8 million from 2025 to 2026. The increase in equity in loss of unconsolidated joint ventures is primarily due to impairment loss recognized in 2026 as a result of the reduction in the estimated holding period of a property held by a certain unconsolidated joint venture.
Gain (Loss) on Sale or Write Down of Assets, net:
Gain (loss) on sale or write down of assets, net increased $17.1 million from 2025 to 2026 primarily due to the sale of the Company's ownership interest in West Acres offset in part by an impairment loss of $12.9 million recognized in 2025 as a result of the reduction in the estimated holding period of Valley Mall (See Note 15—Dispositions, net in the Notes to the Consolidated Financial Statements).
Net Loss:
Net loss decreased $14.7 million from 2025 to 2026. The decrease in net loss is primarily due to the increase in gain (loss) on sale or write down of assets, net as discussed above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders, as adjusted—diluted increased from $88.7 million in 2025 to $100.4 million in 2026. For a reconciliation of net loss attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders—diluted, and FFO attributable to common stockholders and unit holders, as adjusted—diluted, see "Funds From Operations ("FFO")" below.
Comparison of Six Months Ended June 30, 2026 and 2025
Revenues:
Leasing revenue decreased by $9.0 million, or 1.9%, from 2025 to 2026. The decrease in leasing revenue is attributed to decreases of $29.9 million from the Disposition Properties, $5.4 million from Santa Monica Place and $1.2 million from the Same Centers offset in part by an increase of $27.5 million from the Acquisition Properties. Leasing revenue includes the amortization of above and below-market leases, the amortization of straight-line rents, lease termination income, percentage rent and the recovery of bad debts. The amortization of above and below-market leases decreased from $3.0 million in 2025 to $1.8 million in 2026. Straight-line rents increased from $0.5 million in 2025 to $3.4 million in 2026. Lease termination income decreased from $5.5 million in 2025 to $0.4 million in 2026. Percentage rent increased from $8.4 million in 2025 to $9.7 million in 2026. Provisions for bad debts increased from $2.4 million in 2025 to $3.1 million in 2026 of which $0.8 million related to Santa Monica Place.
Management Companies' revenue increased 11.7% from $10.9 million in 2025 to $12.1 million in 2026 primarily due to an increase in development fees.
Shopping Center and Operating Expenses:
Shopping center and operating expenses decreased $3.8 million, or 2.3%, from 2025 to 2026. The decrease in shopping center and operating expenses is attributed to decreases of $10.4 million from the Disposition Properties and $1.5 million from the Same Centers offset in part by increases of $6.9 million from the Acquisition Properties and $1.2 million from Santa Monica Place.
Leasing Expenses:
Leasing expenses increased from $21.8 million in 2025 to $27.5 million in 2026 due primarily to an increase in compensation expense.
Management Companies' Operating Expenses:
Management Companies' operating expenses increased $3.7 million from 2025 to 2026 due primarily to an increase in compensation expense.
Depreciation and Amortization:
Depreciation and amortization decreased $11.8 million from 2025 to 2026. The decrease in depreciation and amortization is attributed to decreases of $14.5 million from the Same Centers, $11.0 million from the Disposition Properties and $1.4 million from Santa Monica Place offset in part by an increase of $15.1 million from the Acquisition Properties.
Interest Expense:
Interest expense decreased $7.5 million from 2025 to 2026. The decrease in interest expense is attributed to decreases of $12.0 million from the Disposition Properties, $0.6 million from the Same Centers and $0.4 million from lower outstanding balances on the Company's revolving credit facility offset in part by increases of $5.3 million from the Acquisition Properties and $0.2 million from Santa Monica Place.
Equity in Loss of Unconsolidated Joint Ventures:
Equity in loss of unconsolidated joint ventures increased $13.8 million from 2025 to 2026. The increase in equity in loss of unconsolidated joint ventures is primarily due to an impairment loss of $8.0 million recognized in 2026 as a result of the reduction in the estimated holding period of a property held by a certain unconsolidated joint venture and income received from legal claims settlements in 2025.
Gain (Loss) on Sale or Write Down of Assets, net:
Gain (loss) on sale or write down of assets, net increased $37.9 million from 2025 to 2026. The increase is primarily due to the gains recognized in 2026 of $10.1 million relating to the sale of an outparcel at Washington Square and $6.6 million relating to the sale of the Company's ownership interest in West Acres and impairment losses in 2025 of $26.2 million recognized as a result of the reduction in the estimated holding period of certain properties.
Net Loss:
Net loss decreased $29.0 million from 2025 to 2026. The decrease in net loss is primarily due to the gains recognized in 2026 of $10.1 million relating to the sale of an outparcel at Washington Square and $6.6 million relating to the sale of the Company's ownership interest in West Acres and impairment losses in 2025 of $26.2 million recognized as a result of the reduction in the estimated holding period of certain properties along with the other variances noted above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders, as adjusted—diluted, increased 8.0% from $178.5 million in 2025 to $192.8 million in 2026. For a reconciliation of net loss attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders—diluted, and FFO attributable to common stockholders and unit holders, as adjusted—diluted, see "Funds From Operations ("FFO")" below.
Operating Activities:
Cash provided by operating activities decreased $14.8 million from 2025 to 2026. The decrease is primarily due to the changes in assets and liabilities and the results, as discussed above.
Investing Activities:
Cash used in investing activities increased $78.1 million from 2025 to 2026. The increase in cash used in investing activities is primarily attributed to decreases of $74.5 million from proceeds from sale of assets and $9.2 million from distributions from unconsolidated joint ventures and increases of $36.2 million in property improvements, $19.3 million in development, redevelopment and renovation offset in part by a decrease of $65.9 million from contributions to unconsolidated joint ventures. The decrease in contributions to unconsolidated joint ventures is primarily due to contributions to Flatiron Crossing in 2025 to payoff the remaining loan balance (See “Financing Activities” in Management’s Overview and Summary).
Financing Activities:
Cash provided by financing activities decreased $17.1 million from 2025 to 2026. The decrease in cash provided by financing activities is primarily due to a decrease in proceeds from mortgages, bank and other notes payable of $190.0 million and increases in payments on mortgages, bank and other notes payable of $345.3 million and deferred financing costs of $13.1 million offset in part by an increase in proceeds from stock offering of $532.5 million and decrease in payments of finance leases of $4.4 million.
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
Uses of Capital
The following tables summarize capital expenditures incurred at the Centers (at the Company's pro rata share):

	For the Six Months Ended June 30,
(Dollars in thousands)	2026	2025
Consolidated Centers:
Acquisition of property(1)	$272,000	$290,000
Property improvements	13,000	7,473
Development, redevelopment, expansions and renovations of Centers	81,001	59,438
Tenant allowances	24,270	10,030
Deferred leasing charges	3,700	2,126
	$393,971	$369,067
Unconsolidated Joint Venture Centers:
Property improvements	$4,554	$2,525
Development, redevelopment, expansions and renovations of Centers	43,501	29,399
Tenant allowances	7,170	5,752
Deferred leasing charges	2,098	1,816
	$57,323	$39,492
(1) For the six months ended June 30, 2026, this includes the $272.0 million acquisition of Annapolis Mall, excluding closing adjustments and other related transaction costs. For the six months ended June 30, 2025, this includes the $290.0 million acquisition of Crabtree Mall, excluding closing adjustments and other related transaction costs.
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
Sources of Capital
The Company has also generated liquidity in the past, and may continue to do so in the future, through equity offerings and issuances, property refinancings, joint venture transactions and the sale of non-core assets. Asset sales will focus on whether a property is core to the Company's strategy and may include defaulting on certain mortgage debts on the Company's properties and giving possession of such secured properties to the lender. For example, since implementing the Path Forward Plan in the second quarter of 2024, the Company has sold joint venture interests in properties and consolidated properties as described in “—Dispositions” in Management’s Overview and Summary. The Company used its share of proceeds from these transactions to pay down its revolving credit facility and other debt obligations. During the six months ended June 30, 2026 and the year ended December 31, 2025, the Company and/or certain joint venture partners sold various land parcels in separate transactions for net aggregate proceeds of $12.4 million and $20.1 million (at the Company's share), respectively, which the Company used to pay down debt and for other general corporate purposes.
On May 13, 2026, the Company completed a public offering of 22,080,000 shares of its common stock at a price per share of $21.00, which includes the underwriters’ full exercise of their option to purchase an additional 2,880,000 shares, for gross proceeds of approximately $463.7 million. The net proceeds of the offering were approximately $448.2 million after deducting the underwriting discount and offering costs of approximately $15.4 million. The Company used the proceeds from the offering to repay borrowings under its revolving credit facility, which were used primarily to fund the acquisition of Annapolis Mall, and for general corporate purposes, including to acquire additional properties and to fund strategic leasing capital investments at Annapolis Mall.
On June 15, 2026, the Company entered into an underwriting agreement with certain parties in their capacities as underwriters, forward sellers and forward purchasers, as applicable, in connection with the offering of 14,000,000 shares of its common stock. The Company also entered into separate forward sale agreements with each of the forward purchasers, pursuant to which the forward purchasers borrowed from third parties and sold to the underwriters an aggregate of 14,000,000 shares of the Company’s common stock. On June 26, 2026, the underwriters exercised in full their option to purchase an additional

2,100,000 shares of common stock, resulting in a total offering of 16,100,000 shares. The Company entered into additional separate forward sale agreements with each of the forward purchasers relating to these additional 2,100,000 shares. The Company did not initially receive any proceeds from the sale of shares of its common stock by the forward purchasers or their affiliates. The Company expects to physically settle the forward sale agreements and receive proceeds, subject to certain adjustments, from the sale of those shares of its common stock upon one or more such physical settlements no later than June 16, 2027. Although the Company expects to settle the forward sale agreements entirely by the physical delivery of shares of its common stock for cash proceeds, the Company may also elect to cash settle or net share settle all or a portion of its obligations under the forward sale agreements, in which case, the Company may not receive any proceeds, and the Company may owe cash or shares of its common stock to the forward purchasers. The forward sale agreements provide for an initial forward price of $23.12325 per share, subject to certain adjustments pursuant to the terms of each of the forward sale agreements. The forward sale agreements are subject to early termination or settlement under certain circumstances.
On November 12, 2024, the Company registered an “at the market” offering program, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500.0 million, in amounts and at times to be determined by the Company. During the six months ended June 30, 2026, the Company sold 4.5 million shares of common stock for approximately $83.8 million of net proceeds through the 2024 ATM Program at a weighted average price of $19.21. As of June 30, 2026, the Company had approximately $288.5 million of gross sales of its common stock available under the 2024 ATM Program.
The following table sets forth certain information with respect to issuances made under the 2024 ATM Program as of June 30, 2026.

(Dollars and shares in thousands)	2024 ATM Program
For the Three Months Ended:	Number of Shares Issued	Net Proceeds	Sales Commissions
March 31, 2026	3,252	$60,541	$1,236
June 30, 2026	1,205	$23,217	$608
Total	4,457	$83,758	$1,844
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
The Company's total outstanding loan indebtedness, which includes mortgages and other notes payable, at June 30, 2026 was $6.34 billion (consisting of $4.85 billion of consolidated debt, less $0.03 billion of noncontrolling interests, plus $1.53 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's revolving credit facility or cash on hand, with the exception of Santa Monica Place and Twenty Ninth Street (See “—Financing Activities” in Management’s Overview and Summary). The $76.5 million mortgage loan (at the Company's pro rata share) on Twenty Ninth Street is in default as of February 6, 2026. The Company's joint venture is in negotiations with the lender on the terms of the loan.
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
Additionally, as of June 30, 2026, the Company was contingently liable for $0.9 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. As of June 30, 2026, $0.4 million of these letters of credit were secured by restricted cash. The Company does not believe that these letters of credit will result in a liability to the Company.
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
All obligations under the revolving credit facility are guaranteed unconditionally by the Company and certain subsidiary guarantors. The new revolving credit facility bears interest, at the Operating Partnership’s option, at either the base rate (as defined in the credit agreement) or term SOFR (as defined in the credit agreement) plus, in both cases, an applicable margin. The current applicable margin depends on the Company’s overall debt yield and ranges from 0.80% to 2.20% over the selected index rate. Upon the achievement of certain performance thresholds, the applicable margin will depend on the Company’s overall net debt to EBITDA ratio and will be in a range of 0.35% to 1.65% over the selected index rate. As of June 30, 2026, the applicable margin for base rate loans was 0.90% per annum and the applicable margin for term SOFR loans was 1.90% per annum.
As of June 30, 2026, the borrowing rate was SOFR plus a spread of 1.90%. As of June 30, 2026, there were no borrowings under the revolving credit facility. Unamortized deferred finance costs were $17.5 million as of June 30, 2026, which are netted against balances outstanding or within deferred charges and other assets, net when no borrowings are outstanding on the revolving credit facility which was the case as of June 30, 2026. As of June 30, 2026, the Company’s availability under the revolving credit facility for additional borrowings was $899.5 million.
Cash dividends and distributions for the six months ended June 30, 2026 were $100.8 million (including distributions from consolidated joint ventures of $1.9 million), which were funded by operations.
At June 30, 2026, the Company was in compliance with all applicable loan covenants under its agreements, with the exception of Santa Monica Place and Twenty Ninth Street, as discussed above.
At June 30, 2026, the Company had cash and cash equivalents of $227.0 million.

Material Cash Commitments:
The following is a schedule of material cash commitments as of June 30, 2026 for the Consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Cash Commitments	Total	Less than 1 year		1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)(1)	$5,672,661	$940,790	(3)	$1,543,147	$2,422,842	$765,882
Lease obligations(2)	110,497	6,453		21,016	13,283	69,745
	$5,783,158	$947,243		$1,564,163	$2,436,125	$835,627
__________________________________________________________
(1)Interest payments on floating rate debt were based on rates in effect at June 30, 2026.
(2)See Note 8—Leases in the Company's Notes to the Consolidated Financial Statements.
(3)Includes the $300.0 million non-recourse loan on Santa Monica Place which the Company defaulted on April 9, 2024. The Company is still the owner of record of the property.

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
Management compensates for the limitations of FFO and FFO, as adjusted, by providing investors with financial statements prepared according to GAAP, along with this detailed discussion of FFO and FFO, as adjusted, and a reconciliation of net loss to FFO and FFO, as adjusted, diluted. Management believes that to further understand the Company's performance, FFO and FFO, as adjusted, should be compared with the Company's reported net loss and considered in addition to cash flows in accordance with GAAP, as presented in the Company's consolidated financial statements. The following reconciles net loss attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted and FFO, as adjusted, attributable to common stockholders and unit holders—basic and diluted, for the three and six months ended June 30, 2026 and 2025 (dollars and shares in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net loss attributable to the Company	$(27,071)	$(40,905)	$(63,421)	$(91,029)
Adjustments to reconcile net loss attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted:
Noncontrolling interests in the Operating Partnership	(1,103)	(1,758)	(2,705)	(3,914)
(Gain) loss on sale or write down of assets, net—consolidated assets	(6,603)	10,484	(13,443)	24,472
Add: noncontrolling interests' share of loss on sale or write down of assets—consolidated assets	(9)	—	(18)	—
Add: gain on sale of undepreciated assets—consolidated assets	(50)	157	10,044	1,080
Loss on sale or write down of assets—unconsolidated joint ventures, net(1)	12,382	948	13,103	2,059
Add: loss on sale of undepreciated assets—unconsolidated joint ventures(1)	—	(81)	—	(291)
Depreciation and amortization—consolidated assets	86,217	88,500	169,293	181,062
Less: noncontrolling interests in depreciation and amortization—consolidated assets	(572)	(570)	(1,139)	(1,134)
Depreciation and amortization—unconsolidated joint ventures(1)	29,081	28,736	57,878	56,519
Less: depreciation on personal property	(1,427)	(1,534)	(2,864)	(3,874)
FFO attributable to common stockholders and unit holders—basic and diluted	90,845	83,977	166,728	164,950
Adjustments:
Default interest expense	3,827	3,033	7,955	6,033
Loss on non-real estate investments	540	284	7,559	3,683
Property in receivership	5,237	1,419	10,590	3,811
FFO attributable to common stockholders and unit holders, as adjusted —basic and diluted	$100,449	$88,713	$192,832	$178,477
Weighted average number of FFO shares outstanding for:
FFO attributable to common stockholders and unit holders—basic(2)	285,019	263,967	277,249	263,922
Adjustments for impact of dilutive securities in computing FFO—diluted:
Share and unit based compensation plans	—	—	—	—
Weighted average number of FFO shares outstanding for FFO attributable to common stockholders and unit holders—basic and diluted(2)	285,019	263,967	277,249	263,922
(1)     Unconsolidated joint ventures are presented at the Company's pro rata share.
(2)     Calculated based upon basic net income as adjusted to reach basic FFO. Includes 11.3 million and 10.9 million of OP Units outstanding for the three months ended June 30, 2026 and 2025, respectively, and 11.3 million and 10.9 million of OP Units outstanding for the six months ended June 30, 2026 and 2025, respectively.
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
The following reconciles net loss attributable to the Company to NOI – All Centers and NOI – Go-Forward Portfolio Centers for the six months ended June 30, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net loss attributable to the Company	$(27,071)	$(40,905)	$(63,421)	$(91,029)
Interest expense - consolidated assets	66,043	71,925	133,543	140,999
Interest expense - unconsolidated joint ventures (pro rata)	20,587	20,723	40,505	42,881
Depreciation and amortization - consolidated assets	86,217	88,500	169,293	181,062
Depreciation and amortization - unconsolidated joint ventures (pro rata)	29,081	28,736	57,878	56,519
Noncontrolling interests in the OP	(1,103)	(1,758)	(2,705)	(3,914)
Less: Interest expense and depreciation and amortization
allocable to noncontrolling interests in consolidated joint ventures	(946)	(930)	(1,885)	(1,853)
(Gain) loss on sale or write down of assets, net - consolidated assets	(6,603)	10,484	(13,443)	24,472
Loss on sale or write down of assets, net - unconsolidated joint ventures (pro rata)	12,382	948	13,103	2,059
Add: Noncontrolling interests' share of loss on sale or write-down of consolidated joint ventures, net	(9)	—	(18)	—
Income tax expense (benefit)	495	(188)	(2,146)	(1,010)
Distributions on preferred units	87	87	174	174
REIT general and administrative expenses	9,492	7,798	17,518	15,410
Management Companies' revenues	(5,591)	(5,938)	(12,134)	(10,859)
Management Companies' operating expenses	24,017	21,871	46,402	42,654
Leasing expenses, including joint ventures at pro rata	14,162	11,343	28,962	23,386
Corporate and other expenses (income) (1)	(6,252)	(2,192)	(1,784)	(8,895)
Straight-line and above/below market rent adjustments	(3,491)	(3,184)	(7,225)	(4,166)
NOI - All Centers	211,497	207,320	402,617	407,890
NOI of non-Go-Forward Portfolio Centers (2)	(26,194)	(28,572)	(44,443)	(53,642)
NOI - Go-Forward Portfolio Centers (2)	185,303	178,748	358,174	354,248
Lease termination income of Go-Forward Portfolio Centers	(482)	(735)	(652)	(5,534)
NOI - Go-Forward Portfolio Centers, excluding lease termination income	184,821	178,013	357,522	348,714

NOI - Go-Forward Portfolio Centers percentage change, including lease termination income	3.7%		1.1%
NOI - Go-Forward Portfolio Centers percentage change, excluding lease termination income	3.8%		2.5%
     _______________________________________________________________________________

(1)Includes (income) expense components excluded from NOI - All Centers, including legal claims settlement income, interest income, non-real estate investments, and other assets.
(2)For purposes of this calculation, the Acquisition Properties (Crabtree Mall and Annapolis Mall) are included in the non Go-Forward Portfolio Centers and excluded from the Go-Forward Portfolio Centers as they were acquired on June 23, 2025 and April 30, 2026, respectively; and were not held for the entirety of the comparable periods (See "Acquisitions" in Management's Overview and Summary).

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
The following table sets forth information as of June 30, 2026 concerning the Company's long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the twelve months ending June 30,
	2027	2028	2029	2030	2031	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long-term debt:
Fixed rate	$431,490	$1,208,804	$19,718	$1,828,243	$301,320	$644,024	$4,433,599	$4,316,998
Average interest rate	4.02%	4.59%	3.82%	4.33%	4.58%	5.89%	4.61%
Floating rate	300,000	—	—	159,100	—	—	459,100	457,799
Average interest rate	5.15%	—%	—%	6.11%	—%	—%	5.48%
Total debt—Consolidated Centers	$731,490	$1,208,804	$19,718	$1,987,343	$301,320	$644,024	$4,892,699	$4,774,797
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long-term debt (at Company's pro rata share):
Fixed rate	$174,400	$357,318	$459,154	$426,362	$103,650	$—	$1,520,884	$1,497,685
Average interest rate	4.02%	6.17%	5.90%	4.92%	5.37%	—%	5.44%
Floating rate	—	—	12,000	—	—	—	12,000	11,923
Average interest rate	—%	—%	6.11%	—%	—%	—%	6.11%
Total debt—Unconsolidated Joint Venture Centers	$174,400	$357,318	$471,154	$426,362	$103,650	$—	$1,532,884	$1,509,608
The Consolidated Centers' total fixed rate debt at June 30, 2026 and December 31, 2025 was $4.4 billion and $4.7 billion, respectively. The average interest rate on the fixed rate debt at June 30, 2026 and December 31, 2025 was 4.61% and 4.56%, respectively. The Consolidated Centers' total floating rate debt at June 30, 2026 and December 31, 2025 was $459.1 million. The average interest rate on the floating rate debt at June 30, 2026 and December 31, 2025 was 5.48% and 5.62%, respectively.
The Company's pro rata share of the Unconsolidated Joint Venture Centers' fixed rate debt at June 30, 2026 and December 31, 2025 was $1.5 billion. The average interest rate on the fixed rate debt at June 30, 2026 and December 31, 2025 was 5.44% and 5.29%, respectively. The Company's pro rata share of the Unconsolidated Joint Venture Centers' floating rate debt at June 30, 2026 and December 31, 2025 was $12.0 million. The average interest rate on the floating rate debt at June 30, 2026 and December 31, 2025 was 6.11% and 6.28%, respectively.
The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value. Interest rate cap agreements offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements effectively replace a floating rate on the notional amount with a fixed rate as noted above. As of June 30, 2026, the Company has interest rate cap agreements in place (See Note 4—Investments in Unconsolidated Joint Ventures and Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements). The respective loans require an interest rate cap agreement to be in place at all times, which limits how high the prevailing floating loan rate index (i.e., SOFR) for the loans can rise. As of the date of this Quarterly Report on Form 10-Q, SOFR for each of these loans did not exceed the strike interest rate within the required interest rate cap agreements.
In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $4.7 million per year based on $471.1 million of floating rate debt outstanding at June 30, 2026.

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
Item 4.    Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of June 30, 2026, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
(a) On June 1, 2026, the Company, as general partner of the Operating Partnership, issued 9,500 shares of common stock of the Company, upon redemption of 9,500 common partnership units of the Operating Partnership. These shares of common stock were issued in private placements to limited partners of the Operating Partnership, each of which was an accredited investor, pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2026 to April 30, 2026	—	$—	—	$278,707,048
May 1, 2026 to May 31, 2026	—	—	—	$278,707,048
June 1, 2026 to June 30, 2026	—	—	—	$278,707,048
Total	—	$—	—
(1)On February 12, 2017, the Company's Board of Directors authorized the repurchase of up to $500.0 million of the Company's outstanding common shares from time to time as market conditions warrant.
Item 3.  Defaults Upon Senior Securities
Not Applicable.
Item 4.  Mine Safety Disclosures
Not Applicable.
Item 5.  Other Information
During the three months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

THE MACERICH COMPANY
		By:	/s/ JACKSON HSIEH
Jackson Hsieh
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ DANIEL E. SWANSTROM II
Daniel E. Swanstrom II
Senior Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ CHRISTOPHER J. ZECCHINI
Christopher J. Zecchini
Senior Vice President and Chief Accounting Officer
Date:	August 5, 2026		(Principal Accounting Officer)