Form 10-Q
period 2026-09-30
MACERICH CO
filed 2026-11-05
CIK 912242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒
Number of shares outstanding as of November 2, 2026 of the registrant's common stock, par value $0.01 per share: 283,559,375

THE MACERICH COMPANY
FORM 10-Q

THE MACERICH COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS:
Property, net	$6,855,756	$6,688,128
Cash and cash equivalents	560,767	280,246
Restricted cash	62,378	92,717
Tenant and other receivables, net	129,602	145,721
Right-of-use assets, net	101,540	108,918
Deferred charges and other assets, net	345,977	343,431
Due from affiliates	4,047	2,449
Investments in unconsolidated joint ventures	705,571	707,075
Total assets	$8,765,638	$8,368,685
LIABILITIES AND EQUITY:
Mortgage notes payable	$4,409,716	$5,068,946
Bank and other notes payable	758,173	—
Accounts payable and accrued expenses	152,229	125,210
Lease liabilities	61,422	66,979
Other accrued liabilities	386,708	386,092
Distributions in excess of investments in unconsolidated joint ventures	197,247	194,388
Total liabilities	5,965,495	5,841,615
Commitments and contingencies
Equity:
Stockholders' equity:
Common stock, $0.01 par value, 500,000,000 shares authorized at September 30, 2026 and December 31, 2025, and 284,083,234 and 256,990,913 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	2,841	2,569
Additional paid-in capital	6,719,380	6,224,127
Accumulated deficit	(3,998,740)	(3,777,816)
Accumulated other comprehensive loss	(3)	(9)
Total stockholders' equity	2,723,478	2,448,871
Noncontrolling interests	76,665	78,199
Total equity	2,800,143	2,527,070
Total liabilities and equity	$8,765,638	$8,368,685
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Leasing revenue	$239,929	$237,232	$699,347	$705,604
Other	13,264	10,623	32,957	30,409
Management Companies	6,874	5,407	19,008	16,266
Total revenues	260,067	253,262	751,312	752,279
Expenses:
Shopping center and operating expenses	85,063	79,755	246,247	244,766
Leasing expenses	15,592	10,635	43,129	32,478
Management Companies' operating expenses	23,506	20,171	69,908	62,825
REIT general and administrative expenses	8,542	6,928	26,060	22,338
Depreciation and amortization	88,012	90,904	257,305	271,966
Interest expense	66,764	72,699	200,307	213,698
Loss on extinguishment of debt	10,368	—	10,368	—
Total expenses	297,847	281,092	853,324	848,071
Equity in income (loss) of unconsolidated joint ventures	7,013	9,759	(8,090)	8,485
Income tax (expense) benefit	(80)	710	2,066	1,720
Gain (loss) on sale or write down of assets, net	14,710	(72,634)	28,153	(97,106)
Net loss	(16,137)	(89,995)	(79,883)	(182,693)
Less: net income (loss) attributable to noncontrolling interests	597	(2,635)	272	(4,304)
Net loss attributable to the Company	$(16,734)	$(87,360)	$(80,155)	$(178,389)
Loss per common share—attributable to common stockholders:
Basic	$(0.06)	$(0.34)	$(0.30)	$(0.71)
Diluted	$(0.06)	$(0.34)	$(0.30)	$(0.71)
Weighted average number of common shares outstanding:
Basic and diluted	284,079,000	254,130,000	272,037,000	253,407,000
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(16,137)	$(89,995)	$(79,883)	$(182,693)
Other comprehensive income:
Interest rate cap agreements	2	2	6	23
Comprehensive loss	(16,135)	(89,993)	(79,877)	(182,670)
Less: net income (loss) attributable to noncontrolling interests	597	(2,635)	272	(4,304)
Comprehensive loss attributable to the Company	$(16,732)	$(87,358)	$(80,149)	$(178,366)
   The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except share data)
(Unaudited)
Three Months Ended September 30, 2026 and 2025

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at July 1, 2026	284,076,260	$2,841	$6,758,116	$(3,933,754)	$(5)	$2,827,198	$80,275	$2,907,473
Net (loss) income	—	—	—	(16,734)	—	(16,734)	597	(16,137)
Interest rate cap agreements	—	—	—	—	2	2	—	2
Amortization of share and unit-based plans	6,974	—	6,492	—	—	6,492	—	6,492
Stock offerings, net	—	—	(1,596)	—	—	(1,596)	—	(1,596)
Purchase of capped calls on exchangeable senior notes	—	—	(44,950)	—	—	(44,950)	—	(44,950)
Distributions paid ($0.17 per share)	—	—	—	(48,252)	—	(48,252)	—	(48,252)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,889)	(2,889)
Adjustment of noncontrolling interests in Operating Partnership	—	—	1,318	—	—	1,318	(1,318)	—
Balance at September 30, 2026	284,083,234	$2,841	$6,719,380	$(3,998,740)	$(3)	$2,723,478	$76,665	$2,800,143

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at July 1, 2025	253,199,243	$2,530	$6,167,547	$(3,584,742)	$(13)	$2,585,322	$77,493	$2,662,815
Net loss	—	—	—	(87,360)	—	(87,360)	(2,635)	(89,995)
Interest rate cap agreements	—	—	—	—	2	2	—	2
Amortization of share and unit-based plans	6,704	—	4,857	—	—	4,857	—	4,857
Stock offerings, net	2,783,330	28	49,712	—	—	49,740	—	49,740
Distributions paid ($0.17 per share)	—	—	—	(43,350)	—	(43,350)	—	(43,350)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,517)	(2,517)
Conversion of noncontrolling interests to common shares	306,916	3	5,641	—	—	5,644	(5,644)	—
Redemption of noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(3,851)	—	—	(3,851)	3,851	—
Balance at September 30, 2025	256,296,193	$2,561	$6,223,906	$(3,715,452)	$(11)	$2,511,004	$70,544	$2,581,548

The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in thousands, except share data)
(Unaudited)
Nine Months Ended September 30, 2026 and 2025

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2026	256,990,913	$2,569	$6,224,127	$(3,777,816)	$(9)	$2,448,871	$78,199	$2,527,070
Net (loss) income	—	—	—	(80,155)	—	(80,155)	272	(79,883)
Interest rate cap agreements	—	—	—	—	6	6	—	6
Amortization of share and unit-based plans	178,941	2	19,351	—	—	19,353	—	19,353
Employee stock purchases	80,340	1	1,103	—	—	1,104	—	1,104
Stock offerings, net	26,537,202	266	529,977	—		530,243	—	530,243
Purchase of capped calls on exchangeable senior notes	—	—	(44,950)	—	—	(44,950)	—	(44,950)
Distributions paid ($0.51 per share)	—	—	—	(140,769)	—	(140,769)	—	(140,769)
Distributions to noncontrolling interests	—	—	—	—	—	—	(11,201)	(11,201)
Conversion of noncontrolling interests to common shares	295,838	3	5,380	—	—	5,383	(5,383)	—
Redemption of noncontrolling interests	—	—	—	—	—	—	(830)	(830)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(15,608)	—	—	(15,608)	15,608	—
Balance at September 30, 2026	284,083,234	$2,841	$6,719,380	$(3,998,740)	$(3)	$2,723,478	$76,665	$2,800,143

	Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at January 1, 2025	252,925,496	$2,527	$6,160,780	$(3,406,786)	$(34)	$2,756,487	$85,938	$2,842,425
Net loss	—	—	—	(178,389)	—	(178,389)	(4,304)	(182,693)
Interest rate cap agreements	—	—	—	—	23	23	—	23
Amortization of share and unit-based plans	182,361	2	13,475	—	—	13,477	—	13,477
Employee stock purchases	91,990	1	1,250	—	—	1,251	—	1,251
Stock offerings, net	2,783,330	28	49,073	—	—	49,101	—	49,101
Distributions paid ($0.51 per share)	—	—	—	(130,277)	—	(130,277)	—	(130,277)
Distributions to noncontrolling interests	—	—	—	—	—	—	(11,755)	(11,755)
Conversion of noncontrolling interests to common shares	313,016	3	5,759	—	—	5,762	(5,762)	—
Redemption of noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Adjustment of noncontrolling interests in Operating Partnership	—	—	(6,431)	—	—	(6,431)	6,431	—
Balance at September 30, 2025	256,296,193	$2,561	$6,223,906	$(3,715,452)	$(11)	$2,511,004	$70,544	$2,581,548

 The accompanying notes are an integral part of these consolidated financial statements.

THE MACERICH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(79,883)	$(182,693)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	10,368	—
(Gain) loss on sale or write down of assets, net	(28,153)	97,106
Depreciation and amortization	266,616	280,406
Amortization of discount on mortgage notes payable	12,487	25,773
Amortization of share and unit-based plans	19,106	13,323
Straight-line rent and amortization of above and below market leases	(7,868)	(4,799)
Provision for doubtful accounts	5,348	3,311
Income tax benefit	(2,066)	(1,720)
Equity in loss (income) of unconsolidated joint ventures	8,090	(8,485)
Changes in assets and liabilities, net of dispositions:
Tenant and other receivables	15,919	21,314
Other assets	21,947	18,942
Due from affiliates	(1,598)	131
Accounts payable and accrued expenses	28,067	40,843
Other accrued liabilities	(14,729)	(32,052)
Net cash provided by operating activities	253,651	271,400
Cash flows from investing activities:
Acquisitions of property	(270,111)	(266,926)
Development, redevelopment, expansion and renovation of properties	(120,032)	(75,431)
Property improvements	(85,541)	(35,337)
Deferred leasing costs	(6,193)	(3,389)
Distributions from unconsolidated joint ventures	63,636	73,408
Contributions to unconsolidated joint ventures	(62,192)	(135,251)
Proceeds from sale of assets	19,707	124,760
Decrease in restricted cash from property disposition	(3,579)	—
Net cash used in investing activities	(464,305)	(318,166)

THE MACERICH COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Dollars in thousands) (Unaudited)
	For the Nine Months Ended September 30,
	2026	2025
Cash flows from financing activities:
Proceeds from mortgages, bank and other notes payable	1,025,000	599,100
Payments on mortgages, bank and other notes payable	(865,392)	(247,026)
Deferred financing costs	(32,369)	(5,397)
Payments on finance leases	—	(4,408)
Proceeds from stock offerings, net	530,243	48,406
Purchase of capped calls on exchangeable senior notes	(44,950)	—
Employee stock purchases	1,104	1,251
Redemption of noncontrolling interests	(830)	(4)
Dividends and distributions	(151,970)	(142,032)
Net cash provided by financing activities	460,836	249,890
Net increase in cash, cash equivalents and restricted cash	250,182	203,124
Cash, cash equivalents and restricted cash, beginning of period	372,963	177,479
Cash, cash equivalents and restricted cash, end of period	$623,145	$380,603
Supplemental cash flow information:
Cash payments for interest, net of amounts capitalized	$159,767	$156,253
Non-cash investing and financing transactions:
Accrued development costs included in accounts payable and accrued expenses and other accrued liabilities	$72,938	$49,996
Conversion of Operating Partnership Units to common stock	$5,383	$5,762
Mortgage note payable assumed by buyer	$69,707	$317,115
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
The Company commenced operations effective with the completion of its initial public offering on March 16, 1994. As of September 30, 2026, the Company was the sole general partner of and held a 96% ownership interest in The Macerich Partnership, L.P. (the "Operating Partnership"). The Company was organized to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").
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
The Operating Partnership's consolidated VIEs included the following assets and liabilities:

	September 30, 2026	December 31, 2025
Assets:
Property, net	$114,943	$118,073
Other assets	17,217	18,396
Total assets	$132,160	$136,469
Liabilities:
Mortgage notes payable	$219,757	$219,687
Other liabilities	60,680	65,778
Total liabilities	$280,437	$285,465
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

The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported on the Company's consolidated balance sheets to the totals shown on its consolidated statements of cash flows:

	For the Nine Months Ended September 30,
	2026	2025
Beginning of period
Cash and cash equivalents	$280,246	$89,858
Restricted cash	92,717	87,621
Cash, cash equivalents and restricted cash	$372,963	$177,479
End of period
Cash and cash equivalents	$560,767	$290,162
Restricted cash	62,378	90,441
Cash, cash equivalents and restricted cash	$623,145	$380,603
Recent Accounting Pronouncements:
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). The amendments in ASU 2024-03 apply to all public business entities and require disclosure of specified information about certain costs and expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact of adopting ASU 2024-03.

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

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

3. Earnings Per Share ("EPS"):
The following table reconciles the numerator and denominator used in the computation of EPS for the three and nine months ended September 30, 2026 and 2025 (shares in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net loss	$(16,137)	$(89,995)	$(79,883)	$(182,693)
Less: net income (loss) attributable to noncontrolling interests	597	(2,635)	272	(4,304)
Net loss attributable to the Company	(16,734)	(87,360)	(80,155)	(178,389)
Allocation of earnings to participating securities	(214)	(194)	(642)	(581)
Numerator for basic and diluted EPS—net loss attributable to common stockholders	$(16,948)	$(87,554)	$(80,797)	$(178,970)
Denominator
Denominator for basic and diluted EPS—weighted average number of common shares outstanding(1)	284,079	254,130	272,037	253,407
EPS—net loss attributable to common stockholders
Basic and diluted	$(0.06)	$(0.34)	$(0.30)	$(0.71)
(1)    Diluted EPS excludes 99,565 convertible preferred partnership units for each of the three and nine months ended September 30, 2026 and 2025, as their impact was antidilutive. Diluted EPS also excludes 11,296,332 and 10,714,464 Operating Partnership units ("OP Units") for the three months ended September 30, 2026 and 2025, respectively, and 11,320,541 and 10,817,668 OP Units for the nine months ended September 30, 2026 and 2025, respectively, as their impact was antidilutive.

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
Combined and condensed balance sheets and statements of operations are presented below for all unconsolidated joint ventures.
Combined and Condensed Balance Sheets of Unconsolidated Joint Ventures:

	September 30, 2026	December 31, 2025
Assets:
Property, net	$3,162,755	$3,206,517
Other assets	430,709	407,271
Total assets	$3,593,464	$3,613,788
Liabilities and partners' capital:
Mortgage and other notes payable	$3,049,001	$3,145,872
Other liabilities	335,316	308,150
Company's capital	149,220	140,911
Outside partners' capital	59,927	18,855
Total liabilities and partners' capital	$3,593,464	$3,613,788
Investments in unconsolidated joint ventures:
Company's capital	$149,220	$140,911
Basis adjustment(1)	359,104	371,776
	$508,324	$512,687

Assets—Investments in unconsolidated joint ventures	$705,571	$707,075
Liabilities—Distributions in excess of investments in unconsolidated joint ventures	(197,247)	(194,388)
	$508,324	$512,687

(1)     The Company amortizes the difference between the cost of its investments in unconsolidated joint ventures and the book value of the underlying equity and adjusts the basis adjustment for impairment and disposition transactions that may occur, into the Company's share of net loss. The amortization of this difference was $4,434 and $6,172 for the three months ended September 30, 2026 and 2025, respectively, and $15,069 and $16,834 for the nine months ended September 30, 2026 and 2025, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)

Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

Total
Three Months Ended September 30, 2026
Revenues:
Leasing revenue	154,746
Other	8,052
Total revenues	162,798
Expenses:
Shopping center and operating expenses	51,745
Leasing expenses	1,311
Interest expense	41,492
Depreciation and amortization	48,455
Total expenses	143,003
Loss on sale or write down of assets, net	(971)
Other income, net(1)	5,000
Net income	$23,824
Company's equity in net income	$7,013

Total
Three Months Ended September 30, 2025
Revenues:
Leasing revenue	147,958
Other	4,674
Total revenues	152,632
Expenses:
Shopping center and operating expenses	54,604
Leasing expenses	1,163
Interest expense	41,323
Depreciation and amortization	47,821
Total expenses	144,911
Gain on sale or write down of assets, net	27,107
Net income	$34,828
Company's equity in net income	$9,759
(1)     This represents income from legal claims settlements, net.

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
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

4. Investments in Unconsolidated Joint Ventures: (Continued)
Combined and Condensed Statements of Operations of Unconsolidated Joint Ventures:

Total
Nine Months Ended September 30, 2026
Revenues:
Leasing revenue	451,561
Other	10,083
Total revenues	461,644
Expenses:
Shopping center and operating expenses	150,933
Leasing expenses	4,201
Interest expense	123,633
Depreciation and amortization	143,707
Total expenses	422,474
Loss on sale or write down of assets, net	(24,332)
Other income, net(1)	11,447
Net income	$26,285
Company's equity in net loss(2)	$(8,090)

Total
Nine Months Ended September 30, 2025
Revenues:
Leasing revenue	443,517
Other	14,909
Total revenues	458,426
Expenses:
Shopping center and operating expenses	164,738
Leasing expenses	4,400
Interest expense	129,062
Depreciation and amortization	142,343
Total expenses	440,543
Gain on sale or write down of assets, net	26,469
Other income, net(1)	13,313
Net income	57,665
Company's equity in net income	$8,485

(1)     This represents income from legal claims settlements, net.
(2)    This amount includes an impairment loss at the Company's share of $7,951 for the nine months ended September 30, 2026.
Significant accounting policies used by the unconsolidated joint ventures are similar to those used by the Company.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
5. Derivative Instruments and Hedging Activities:
The Company uses interest rate cap agreements to manage the interest rate risk on certain floating rate debt. The Company recorded other comprehensive income related to the marking-to-market of derivative instruments of $2 and $2 for the three months ended September 30, 2026 and 2025, respectively, and $6 and $23 for the nine months ended September 30, 2026 and 2025, respectively. The amounts in other comprehensive income represent the Company's pro rata share of hedged derivative instruments from certain unconsolidated joint ventures. The following derivative was outstanding at September 30, 2026 and December 31, 2025:

						Fair Value
Property	Designation	Notional Amount	Product	SOFR Rate	Maturity	September 30, 2026	December 31, 2025
Crabtree Mall	Non-Hedged	$159,100	Cap	5.00%	8/7/2027	$121	$15
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
6. Property, net:
Property, net consists of the following:

	September 30, 2026	December 31, 2025
Land	$1,552,830	$1,538,916
Buildings and improvements	6,655,451	6,492,487
Tenant improvements	738,786	675,233
Equipment and furnishings	174,218	170,869
Construction in progress	334,041	323,142
	9,455,326	9,200,647
Less accumulated depreciation	(2,599,570)	(2,512,519)
	$6,855,756	$6,688,128

Depreciation expense was $75,544 and $75,253 for the three months ended September 30, 2026 and 2025, respectively, and $221,402 and $221,949 for the nine months ended September 30, 2026 and 2025, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
6. Property, net: (Continued)

Gain (loss) on sale or write-down of assets, net for the three and nine months ended September 30, 2026 and 2025 consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Gain on property sales, net(1)	$13,578	$21,531	$20,104	$22,564
Loss on write-down of assets(2)	(1,978)	(95,394)	(5,097)	(121,979)
Gain on land sales, net(3)	3,110	1,229	13,146	2,309
	$14,710	$(72,634)	$28,153	$(97,106)
(1)    For the three months ended September 30, 2026, includes a gain of $13,843 from the sale of Pacific View (See Note 15—Dispositions). For the nine months ended September 30, 2026, includes gains related to the sale of Pacific View and $6,565 from the sale of the Company's interest in West Acres (See Note 4—Investments in Unconsolidated Joint Ventures). For the three months ended September 30, 2025, includes gains related to the sale of Lakewood Center and Valley Mall. For the nine months ended September 30, 2025, includes gains related to the sale of Lakewood Center, Valley Mall, 1010-1016 Market Street parcels and a former department store parcel located in Petaluma, California offset in part by losses related to the sale of Wilton Mall and the Company's partnership's interest in Paradise Valley Mall (See Note 4—Investments in Unconsolidated Joint Ventures and Note 15—Dispositions).

(2)    Includes $5,097 related to the write off of development costs for the nine months ended September 30, 2026 and impairment losses of $95,385 and $121,670 for the three and nine months ended September 30, 2025, respectively, due to the reduction of the estimated holding periods of certain properties, including SouthPark Mall, Valley Mall and Santa Monica Place.
(3)    See Note 15—Dispositions.

The following table summarizes certain of the Company's assets that were measured on a nonrecurring basis as a result of the impairment losses recorded for the three and nine months ended September 30, 2026 and 2025, as described above:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
September 30, 2025	$215,200	$—	$11,000	$204,200
The fair value (Level 2 measurement) related to the 2025 impairments are based on sales contracts and are classified within Level 2 of the hierarchy. The fair value (Level 3 measurement) related to the remaining 2025 impairments was based upon an income approach, using an estimated terminal capitalization rate in the range of 7.3% to 9.0%, a discount rate of 9.0% to 11.0% and market rents per square foot of $15 to $200. The fair value is sensitive to these significant unobservable inputs.
7. Tenant and Other Receivables, net:
Included in tenant and other receivables, net is an allowance for doubtful accounts of $8,130 and $7,789 at September 30, 2026 and December 31, 2025, respectively. Also included in tenant and other receivables, net are accrued percentage rents of $5,099 and $15,360 at September 30, 2026 and December 31, 2025, respectively, and a deferred rent receivable due to straight-line rent adjustments of $100,105 and $94,539 at September 30, 2026 and December 31, 2025, respectively.
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
The following table summarizes the components of leasing revenue for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Leasing revenue—fixed payments	$184,539	$179,312	$540,729	$536,349
Leasing revenue—variable payments	57,605	58,875	163,966	172,566
Provision for doubtful accounts	(2,215)	(955)	(5,348)	(3,311)
	$239,929	$237,232	$699,347	$705,604

The following table summarizes the future rental payments to the Company:

Twelve months ending September 30,
2027	$647,655
2028	593,818
2029	505,033
2030	414,459
2031	346,234
Thereafter	1,194,107
$3,701,306
Lessee Leases:
The Company has certain properties that are subject to non-cancelable operating leases. The leases expire at various times through 2078, subject in some cases to options to extend the terms of the lease. Certain leases provide for contingent rent payments based on a percentage of base rental income, as defined in the lease.
The following table summarizes the lease costs for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease costs	$3,689	$3,478	$10,963	$10,229
Finance lease costs:
Amortization of right-of-use assets	—	—	—	7
Interest on lease liabilities	—	—	—	10
	$3,689	$3,478	$10,963	$10,246

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
8. Leases: (Continued)

The following table summarizes the future rental payments required under the operating leases:

Year ending December 31,	September 30, 2026
2026	$3,468
2027	12,231
2028	8,785
2029	6,620
2030	6,663
Thereafter	69,745
Total undiscounted rental payments	107,512
Less imputed interest	(46,090)
Total lease liabilities	$61,422
Weighted average remaining term	24.7 years
Weighted average incremental borrowing rate	7.0%

9. Deferred Charges and Other Assets, net:
Deferred charges and other assets, net consist of the following:

	September 30, 2026	December 31, 2025
Leasing	$59,940	$55,072
Intangible assets:
In-place lease values	139,538	136,239
Leasing commissions and legal costs	36,209	30,134
Above-market leases	81,761	75,756
Deferred tax assets	29,583	27,517
Deferred compensation plan assets	76,731	75,003
Other assets	55,651	60,019
	479,413	459,740
Less accumulated amortization(1)	(133,436)	(116,309)
	$345,977	$343,431

(1)   Accumulated amortization includes $77,530 and $65,741 relating to in-place lease values, leasing commissions and legal costs at September 30, 2026 and December 31, 2025, respectively. Amortization expense of in-place lease values, leasing commissions and legal costs was $10,841 and $14,244 for the three months ended September 30, 2026 and 2025, respectively, and $31,308 and $45,691 for the nine months ended September 30, 2026 and 2025, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
9. Deferred Charges and Other Assets, net: (Continued)
The allocated values of above-market leases and below-market leases consist of the following:

	September 30, 2026	December 31, 2025
Above-Market Leases
Original allocated value	$81,761	$75,756
Less accumulated amortization	(40,103)	(35,665)
	$41,658	$40,091
Below-Market Leases(1)
Original allocated value	$112,263	$106,194
Less accumulated amortization	(49,312)	(43,081)
	$62,951	$63,113
(1)   Below-market leases are included in other accrued liabilities.
10. Mortgage Notes Payable:
Mortgage notes payable at September 30, 2026 and December 31, 2025 consist of the following:

	Carrying Amount of Mortgage Notes(1)
Property Pledged as Collateral	September 30, 2026	December 31, 2025	Effective Interest Rate(2)	Monthly Debt Service(3)	Maturity Date(4)
Arrowhead Towne Center	$353,216	$352,776	6.75%	$1,921	2028
Crabtree Mall(5)	156,340	155,793	6.72%	830	2029
Danbury Fair Mall	152,691	152,455	6.59%	836	2034
Fashion Outlets of Chicago	299,621	299,554	4.61%	1,145	2031
Fashion Outlets of Niagara Falls USA(6)	74,355	76,995	6.52%	727	2026
Freehold Raceway Mall	399,501	399,376	3.94%	1,300	2029
Fresno Fashion Fair(7)	325,000	324,851	3.67%	971	2026
Green Acres Mall(8)	—	364,632	—%	—	—
Kings Plaza Shopping Center	521,673	528,906	3.71%	2,414	2030
Los Cerritos Center	463,424	465,727	5.77%	2,506	2027
Pacific View(9)	—	69,691	—%	—	—
Queens Center	523,669	523,346	5.45%	2,349	2029
Santa Monica Place(10)	300,000	300,000	5.34%	1,334	2024
SanTan Village Regional Center	219,757	219,687	4.34%	788	2029
South Plains Mall(11)	197,827	200,000	4.59%	703	2029
Victor Valley, Mall of	84,116	84,033	6.85%	476	2034
Vintage Faire Mall(12)	—	212,728	—%	—	—
Washington Square(13)	338,526	338,396	5.63%	1,580	2035
	$4,409,716	$5,068,946

(1)The mortgage notes payable balances include the unamortized debt discounts. Debt discounts represent the deficiency of the fair value of debt under the principal value of debt assumed in various acquisitions. The debt discounts are being amortized into interest expense over the term of the related debt in a manner which approximates the effective interest method. The debt discounts as of September 30, 2026 and December 31, 2025 consisted of the following:

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
10. Mortgage Notes Payable: (Continued)

Property Pledged as Collateral	September 30, 2026	December 31, 2025
Arrowhead Towne Center	$12,326	$18,851
Los Cerritos Center	8,611	14,573
Total	$20,937	$33,424

The mortgage notes payable also include unamortized deferred finance costs that are amortized into interest expense over the remaining term of the related debt in a manner that approximates the effective interest method. Unamortized deferred finance costs were $13,682 and $20,274 at September 30, 2026 and December 31, 2025, respectively.
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
(6)Effective October 6, 2026, the loan is in default. The Company is in negotiations with the lender on the terms of this loan.
(7)Effective November 2, 2026, the loan is in default. The Company is in negotiations with the lender on the terms of this loan.
(8)On September 4, 2026, the Company repaid the outstanding $370,000 loan on Green Acres Mall. In connection with the payoff, the Company recognized a loss on early extinguishment of debt of $10,368. The Company used a portion of the net proceeds from the exchangeable senior notes offering to repay this loan (See Note 11—Bank and Other Notes Payable).
(9)On September 17, 2026, the Company sold Pacific View and the buyer assumed the mortgage loan (See Note 15—Dispositions).
(10)Effective April 9, 2024, the loan is in default and accrues incremental default interest of 4%. On March 18, 2025, a court-appointed receiver assumed operational control and managerial responsibility for Santa Monica Place. The Company anticipates the disposition of the asset, which is under the control of the receiver, will be executed through foreclosure, deed-in-lieu of foreclosure, or by some other means. Although the Company is no longer funding any cash shortfall, it will continue to record the operations of the property until the title for the Center is transferred and its obligation for the loan is discharged. Once title to the property is transferred, the Company will remove the net assets and liabilities from the Company's consolidated balance sheets. The loan is non-recourse to the Company.
(11)Effective November 6, 2025, the loan was in default and accrued incremental default interest of 4%. On February 6, 2026, the Company extended the loan maturity on the $200,000 loan to November 6, 2029, at the existing rate of 4.22%.
(12)On March 6, 2026, the Company repaid the outstanding loan balance of $211,507 on Vintage Faire Mall at maturity with cash on hand and $100,000 of borrowings on the revolving credit facility.
(13)On March 27, 2025, the Company closed a $340,000, ten-year loan on Washington Square, which matures on April 6, 2035. The loan bears interest at a fixed rate of 5.58% and is interest only during the entire loan term.
Most of the mortgage loan agreements contain a prepayment penalty provision for the early extinguishment of the debt.
The Company's mortgage notes payable are secured by the properties on which they are placed and are non-recourse to the Company.
The Company expects that all loan maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's line of credit or with cash on hand, with the exception of Santa Monica Place, Fashion Outlets of Niagara Falls USA and Fresno Fashion Fair as noted above.
Total interest expense capitalized was $3,368 and $3,899 for the three months ended September 30, 2026 and 2025, respectively, and $10,552 and $13,363 for the nine months ended September 30, 2026 and 2025, respectively.

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
10. Mortgage Notes Payable: (Continued)
The estimated fair value (Level 2 measurement) of mortgage notes payable at September 30, 2026 and December 31, 2025 was $4,989,663 and $4,982,754, respectively, based on current interest rates for comparable loans. Fair value was determined using a present value model and an interest rate that included a credit value adjustment based on the estimated value of the property that serves as collateral for the underlying debt.
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
As of September 30, 2026, the borrowing rate was SOFR plus a spread of 1.80%. As of September 30, 2026, there were no borrowings under the revolving credit facility. Unamortized deferred finance costs were $16,432 as of September 30, 2026, which are netted against balances outstanding or within deferred charges and other assets, net when no borrowings are outstanding on the revolving credit facility which was the case as of September 30, 2026. As of September 30, 2026, the Company’s availability under the revolving credit facility for additional borrowings was $899,487.
On August 5, 2026, the Company entered into an amendment to the Credit Agreement, which modified certain provisions of the Credit Agreement to, among other things, facilitate the offering of the exchangeable senior notes described below under “Exchangeable Senior Notes”.
Exchangeable Senior Notes:
On August 11, 2026, the Operating Partnership completed the issuance and sale of $775,000 aggregate principal amount of its 2.25% exchangeable senior notes due 2031, which included the full exercise of the option granted to the initial purchasers to purchase an additional $100,000 aggregate principal amount of the exchangeable senior notes. The issuance and sale amount approximate the estimated fair value (level 2 measurement) at September 30, 2026. The exchangeable senior notes are fully and unconditionally guaranteed on a senior, unsecured basis, by the Company. The exchangeable senior notes bear interest at a rate of 2.25% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2027. The exchangeable senior notes will mature on August 15, 2031, unless earlier exchanged, repurchased or redeemed by the Operating Partnership. The net proceeds from the offering were approximately $757,593, after deducting the initial purchasers’ discounts and commissions and offering expenses. These costs are presented as a reduction of the notes’ carrying amount and are amortized into interest expense over the term of the exchangeable senior notes using the effective interest method. Unamortized deferred financing costs on the exchangeable senior notes were $16,827 as of September 30, 2026. The Operating Partnership used $44,950 of the net proceeds from the offering to pay the cost of the capped call transactions described below and used a portion of the net proceeds to repay the $370,000 mortgage loan on Green Acres Mall. The remainder of the net proceeds are being held in short term, interest bearing deposit accounts and will be used to refinance existing secured debt and for other general corporate purposes.
The exchangeable senior notes will be redeemable, in whole or in part (subject to certain limitations), for cash at the Operating Partnership’s option at any time, and from time to time, on or after August 20, 2029 and on or before the 41st scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of the Company’s

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
11. Bank and Other Notes Payable: (Continued)
common stock exceeds 130% of the exchange price on the exchangeable senior notes for a specified period of time and certain liquidity conditions are satisfied. The Operating Partnership may also redeem the exchangeable senior notes, in whole or in part (subject to certain limitations), for cash at any time, and from time to time, if the Company’s board of directors (or a committee thereof) determines such redemption is necessary to preserve the Company’s status as a real estate investment trust. In either case, the redemption price will be a cash amount equal to the principal amount of the exchangeable senior notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
In connection with the issuance of the exchangeable senior notes, the Operating Partnership and the Company entered into capped call transactions with certain financial institutions. The capped call transactions cover, subject to customary adjustments, the number of shares of the Company’s common stock initially underlying the exchangeable senior notes. The capped call transactions are expected generally to reduce the potential dilution to the Company’s common stock upon any exchange of exchangeable senior notes and/or offset any cash payments the Operating Partnership is required to make in excess of the principal amount of exchanged notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the capped call transactions is initially approximately $34.06 per share, and is subject to certain adjustments under the terms of the capped call transactions. The capped call transactions will expire upon the maturity of the exchangeable senior notes, if not earlier exercised or terminated.
As of September 30, 2026 and December 31, 2025, the Company was in compliance with all applicable financial loan covenants.
12. Noncontrolling Interests:
The Company allocates the net loss of the Operating Partnership based on the weighted average ownership interest during the period. The net loss of the Operating Partnership that is not attributable to the Company is reflected in the consolidated statements of operations as noncontrolling interests. The Company adjusts the noncontrolling interests in the Operating Partnership at the end of each period to reflect its ownership interest in the Company. The Company had a 96% ownership interest in the Operating Partnership as of September 30, 2026 and December 31, 2025. The remaining 4% limited partnership interest as of September 30, 2026 and December 31, 2025 was owned by certain of the Company's executive officers and directors, certain of their affiliates and other third party investors in the form of OP Units. The OP Units may be redeemed for shares of stock or cash, at the Company's option. The redemption value for each OP Unit as of any balance sheet date is the amount equal to the average of the closing price per share of the Company's common stock, par value $0.01 per share, as reported on the New York Stock Exchange for the 10 trading days ending on the respective balance sheet date. Accordingly, as of September 30, 2026 and December 31, 2025, the aggregate redemption value of the then-outstanding OP Units not owned by the Company was $255,636 and $216,826, respectively.
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
13. Stockholders' Equity:
Stock Offerings
In connection with the commencement of an “at the market” offering program on November 12, 2024, which is referred to as the “2024 ATM Program,” the Company entered into an equity distribution agreement with certain sales agents pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500,000 under the 2024 ATM Program. During the nine months ended September 30, 2026, the Company issued 4,457,202 shares of common stock under the 2024 ATM Program for aggregate gross proceeds of $85,601 and net proceeds of $83,591 after commissions and other transaction costs. As of September 30, 2026, approximately $288,500 remained available to be sold

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)

13. Stockholders' Equity: (Continued)
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
In connection with the issuance of the exchangeable senior notes in August 2026, the Operating Partnership used $44,950 of the net proceeds to pay the cost of capped call transactions entered into with certain financial institutions (See Note 11 – Bank and Other Notes Payable).
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
There were no repurchases under the Stock Buyback Program during the nine months ended September 30, 2026 or 2025.
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
On September 17, 2026, the Company sold Pacific View in Ventura, California for $69,707, which consisted solely of the buyer's assumption of the $69,707 loan on the property. The sale resulted in a gain on sale of assets of $13,843.
For the nine months ended September 30, 2026 and 2025, the Company sold various land parcels, resulting in gains on sale of land of $13,146 and $2,309, respectively. The Company used its share of the proceeds from these sales to pay down debt and for other general corporate purposes.
16. Commitments and Contingencies:
As of September 30, 2026, the Company was contingently liable for $922 in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company has entered into a number of construction agreements related to its redevelopment and development activities. Obligations under these agreements are contingent upon the completion of the services within the guidelines specified in the relevant agreement. At September 30, 2026, the Company had $72,298 in outstanding obligations, which it believes will be settled in the next twelve months.

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
The following are fees charged to unconsolidated joint ventures:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Management fees	$3,851	$3,639	$11,131	$10,432
Development and leasing fees	3,006	1,727	7,822	5,299
	$6,857	$5,366	$18,953	$15,731
Due from affiliates includes $4,047 and $2,449 of unreimbursed costs and fees from unconsolidated joint ventures due to the Management Companies at September 30, 2026 and December 31, 2025, respectively.
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
During the nine months ended September 30, 2026, the Company granted the following LTI Units:

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
The following table summarizes the activity of the non-vested LTI Units, phantom stock units and stock units:

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
18. Share and Unit-Based Plans: (Continued)

	LTI Units		Phantom Stock Units		Stock Units
	Units	Value(1)	Units	Value(1)	Units	Value(1)
Balance at January 1, 2026	1,643,216	$22.63	—	$—	220,628	$16.32
Granted	841,343	27.22	13,428	19.34	219,803	19.39
Vested	—	—	(10,534)	19.45	(158,003)	16.01
Forfeited	—	—	—	—	(3,815)	18.61
Balance at September 30, 2026	2,484,559	$24.19	2,894	$18.93	278,613	$18.95

(1) Value represents the weighted average grant date fair value.
The following table summarizes the activity of the vested stock options outstanding:

	Stock Options
	Units	Value(1)
Balance at January 1, 2026	26,371	$54.56
Granted	—	—
Balance at September 30, 2026	26,371	$54.56

(1) Value represents the weighted average exercise price.
The following summarizes the compensation cost under the share and unit-based plans:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
LTI Units	$5,871	$4,377	$16,444	$11,405
Stock units	548	425	2,704	1,909
Phantom stock units	73	55	205	163
	$6,492	$4,857	$19,353	$13,477
The Company capitalized share and unit-based compensation costs of $28 and $39 for the three months ended September 30, 2026 and 2025, respectively, and $247 and $154 for the nine months ended September 30, 2026 and 2025, respectively. Unrecognized compensation costs of share and unit-based plans at September 30, 2026 consisted of $25,616 from LTI Units, $3,074 from stock units and $0 from phantom stock units.
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
The income tax provision of the TRSs is as follows:

THE MACERICH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share and square foot amounts)
(Unaudited)
19. Income Taxes: (Continued)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Current	$—	$—	$—	$—
Deferred	(80)	710	2,066	1,720
Total income tax (expense) benefit	$(80)	$710	$2,066	$1,720
The net operating loss ("NOL") carryforwards generated through the 2017 tax year are scheduled to expire through 2037, beginning in 2031. Pursuant to the Tax Cuts and Jobs Act of 2017, NOLs generated in 2018 and subsequent tax years are carried forward indefinitely. Net deferred tax assets of $29,583 and $27,517 were included in deferred charges and other assets, net at September 30, 2026 and December 31, 2025, respectively.
The Company is required to establish a valuation allowance for any portion of the deferred tax asset that the Company concludes is more likely than not to be unrealizable. The Company’s assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carry back years, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. As of September 30, 2026, the Company had no valuation allowance recorded.
The tax years 2023 through 2025 remain open to examination by the taxing jurisdictions to which the Company is subject.
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
The accounting policies of the Company’s single reportable segment are the same as those described in the summary of significant accounting policies. As the Company's operations consist of a single reportable segment, the measure of segment assets is reported in the accompanying consolidated balance sheets as “Total assets.” Consolidated net income, which is reported in the accompanying Consolidated Statements of Operations as “Net loss attributable to the Company” is the measure of segment profit or loss that is most consistent with GAAP that is regularly reviewed by the CODM. Consolidated net income is used by the CODM in assessing the performance of the segment and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.
21. Subsequent Events:
On November 2, 2026, the Company announced a dividend/distribution of $0.17 per share for common stockholders and OP Unitholders of record on December 14, 2026. All dividends/distributions will be paid in cash on December 28, 2026.
On November 3, 2026, the Company closed on a $550,000 acquisition revolving credit facility that is primarily available to finance acquisitions. The acquisition revolving credit facility has a three-year term and bears interest at a rate of SOFR plus 200 basis points. As of the closing date, there are no amounts outstanding under the facility and approximately $260,000 is available to be borrowed based on the eligible collateral securing the facility. The Company anticipates future additional properties will be added to the facility borrowing base, as defined, that would allow the Company to borrow up to $550,000. The Company has the ability from time to time to increase the size of the acquisition credit facility up to an aggregate amount of $1,000,000, subject to the receipt of lender commitments, the addition of properties to the facility borrowing base and other conditions.

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
Management's Overview and Summary
The Company is involved in the acquisition, ownership, development, redevelopment, management and leasing of regional and community/power shopping centers located throughout the United States. The Company is the sole general partner of, and owns a majority of the ownership interests in, The Macerich Partnership, L.P. (the "Operating Partnership"). As of September 30, 2026, the Operating Partnership owned or had an ownership interest in 36 regional retail centers (including office, hotel and residential space adjacent to these shopping centers) and one community/power shopping center. These 36 regional retail centers and one community/power shopping center consist of approximately 39 million square feet of gross leasable area ("GLA") and are referred to herein as the "Centers". The Centers consist of consolidated Centers ("Consolidated

Centers") and unconsolidated joint venture Centers ("Unconsolidated Joint Venture Centers"), unless the context otherwise requires. The property management, leasing and redevelopment of the Company's portfolio is provided by the Company's seven management companies (collectively referred to herein as the "Management Companies"). The Company is a self-administered and self-managed real estate investment trust ("REIT") and conducts all of its operations through the Operating Partnership and the Management Companies.
The following discussion is based primarily on the consolidated financial statements of the Company for the three and nine months ended September 30, 2026 and 2025. It compares the results of operations for the three months ended September 30, 2026 to the results of operations for the three months ended September 30, 2025. It also compares the results of operations and cash flows for the nine months ended September 30, 2026 to the results of operations and cash flows for the nine months ended September 30, 2025.
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
On September 17, 2026, the Company sold Pacific View in Ventura, California for $69.7 million, which consisted solely of the buyer's assumption of the $69.7 million loan on the property. The sale resulted in a gain on sale of assets of $13.8 million.
For the nine months ended September 30, 2026, the Company sold various land parcels, resulting in the Company’s share of the gain on sale of land of $13.2 million. The Company used its share of the proceeds from these sales of $16.1 million to pay down debt and for other general corporate purposes.
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
On August 5, 2026, the Company entered into an amendment to the Company’s amended and restated credit agreement governing its $900 million revolving credit facility, which amendment modified certain provisions of the amended and restated credit agreement to, among other things, facilitate the offering of the exchangeable senior notes described below under “—Other Transactions and Events” (See “Liquidity and Capital Resources”).
On September 4, 2026, the Company repaid the outstanding $370.0 million mortgage loan on Green Acres Mall. In connection with the payoff, the Company recognized a loss on early extinguishment of debt of $10.4 million. The Company used a portion of the net proceeds from the exchangeable senior notes offering to repay the loan (See "Other Transactions and Events").
Effective October 6, 2026, the $74.4 million loan at Fashion Outlets of Niagara Falls USA is in default. The Company is in negotiations with the lender on the terms of this loan.
Effective November 2, 2026, the $325.0 million loan at Fresno Fashion Fair is in default. The Company is in negotiations with the lender on the terms of this loan.
On November 3, 2026, the Company closed on a $550 million acquisition revolving credit facility that is primarily available to finance acquisitions. The acquisition revolving credit facility has a three-year term and bears interest at a rate of SOFR plus 200 basis points. As of the closing date, there are no amounts outstanding under the facility and approximately $260 million is available to be borrowed based on the eligible collateral securing the facility. The Company anticipates future additional properties will be added to the facility borrowing base, as defined, that would allow the Company to borrow up to $550 million. The Company has the ability from time to time to increase the size of the acquisition credit facility up to an aggregate amount of $1 billion, subject to the receipt of lender commitments, the addition of properties to the facility borrowing base and other conditions. See Part II – Other Information, Item 5 for additional information.
Redevelopment and Development Activities:
The Company’s joint venture in Scottsdale Fashion Square, a 1,862,000 square foot regional retail center in Scottsdale, Arizona, is redeveloping a two-level Nordstrom wing with luxury-focused retail and restaurant uses. The total cost of the project is estimated to be between $84.0 million and $90.0 million, with $42.0 million to $45.0 million estimated to be the Company’s pro rata share. The Company has incurred approximately $37.3 million of the total $74.6 million incurred by the joint venture as of September 30, 2026. The opening will be in phases which began in 2024, with anticipated completion in 2027. The majority of tenants are expected to be open in 2026, with a few remaining tenants expected to open in early 2027.
The Company is redeveloping the northeast quadrant of Green Acres Mall, a 1,875,000 square foot regional retail center in Valley Stream, New York. The project will include new exterior shops and facade totaling approximately 375,000 square feet of leasing, including new grocery use, redevelopment of a vacant anchor building and demolition of another vacant anchor building. The total cost of the project is estimated to be between $130.0 million and $150.0 million. The Company has incurred approximately $82.2 million as of September 30, 2026. The majority of the tenants are expected to open in 2026 or 2027.
The Company’s joint venture in FlatIron Crossing, a 1,392,000 square foot regional retail center in Broomfield, Colorado, is developing luxury, multi-family residential units, new/repurposed retail and food and beverage uses, and a community plaza, in addition to the redevelopment of the vacant former Nordstrom store located on the property. The Company's ownership percentage is 43.4% in the residential portion of the development and 51.0% in the remainder of the property. The total cost of the project is estimated to be between $245.0 million and $265.0 million, with $125.0 million to $135.0 million estimated to be the Company’s pro rata share. The Company has incurred approximately $51.7 million of the total $113.0 million incurred by the joint venture as of September 30, 2026. The anticipated opening will be in phases beginning in 2027.

Other Transactions and Events:
The Company declared a cash dividend of $0.17 per share of its common stock for each quarter of 2025 and the first three quarters of 2026. On November 2, 2026, the Company announced a fourth quarter cash dividend of $0.17 per share of its common stock, which will be paid on December 28, 2026 to stockholders of record on December 14, 2026. The dividend amount will be reviewed by the Board on a quarterly basis.
In connection with the commencement of an “at the market” offering program on November 12, 2024, which is referred to as the “2024 ATM Program,” the Company entered into an equity distribution agreement with certain sales agents pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500.0 million. During the twelve months ended December 31, 2025, the Company sold 3.1 million shares of common stock for approximately $53.9 million of net proceeds through the 2024 ATM Program at a weighted average price of $18.04 per share. During the nine months ended September 30, 2026, the Company sold 4.5 million shares of common stock for approximately $83.8 million of net proceeds through the 2024 ATM Program at a weighted average price of $19.21 per share. As of September 30, 2026, the Company had approximately $288.5 million of gross sales of its common stock available under the 2024 ATM Program.
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
On August 11, 2026, the Operating Partnership completed the issuance and sale of $775.0 million aggregate principal amount of its 2.25% exchangeable senior notes due 2031, which included the full exercise of the option granted to the initial purchasers to purchase an additional $100.0 million aggregate principal amount of the exchangeable senior notes. The exchangeable senior notes are fully and unconditionally guaranteed on a senior, unsecured basis, by the Company. The exchangeable senior notes bear interest at a rate of 2.25% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2027. The exchangeable senior notes will mature on August 15, 2031, unless earlier exchanged, repurchased or redeemed by the Operating Partnership. The net proceeds from the offering were approximately $757.6 million, after deducting the initial purchasers’ discounts and commissions and offering expenses. The Operating Partnership used approximately $45.0 million of the net proceeds from the offering to pay the cost of the capped call transactions described below and used a portion of the net proceeds to repay the $370.0 million mortgage loan on Green Acres Mall (See "Financing Activities"). The remainder of the net proceeds are being held in short term, interest bearing deposit accounts and will be used to refinance existing secured debt and for other general corporate purposes.
The exchangeable senior notes will be redeemable, in whole or in part (subject to certain limitations), for cash at the Operating Partnership’s option at any time, and from time to time, on or after August 20, 2029 and on or before the 41st scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the exchange price on the exchangeable senior notes for a specified period of time and certain liquidity conditions are satisfied. The Operating Partnership may also redeem the exchangeable senior notes, in whole or in part (subject to certain limitations), for cash at any time, and from time to time, if the Company’s board of directors (or a committee thereof) determines such redemption is necessary to preserve the Company’s status as a real estate investment trust. In either case, the redemption price will be a cash amount equal to the principal amount of the exchangeable senior notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
In connection with the issuance of the exchangeable senior notes, the Operating Partnership and the Company entered into capped call transactions with certain financial institutions. The capped call transactions cover, subject to customary adjustments, the number of shares of the Company’s common stock initially underlying the exchangeable senior notes. The capped call transactions are expected generally to reduce the potential dilution to the Company’s common stock upon any exchange of exchangeable senior notes and/or offset any cash payments the Operating Partnership is required to make in excess of the principal amount of exchanged notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the capped call transactions is initially approximately $34.06 per share, and is subject to certain adjustments under the terms of the capped call transactions. The capped call transactions will expire upon the maturity of the exchangeable senior notes, if not earlier exercised or terminated.
See “Liquidity and Capital Resources” for a further discussion of the Company’s anticipated liquidity needs, and the measures taken by the Company to meet those needs.
Inflation:
Most of the leases at the Centers have rent adjustments periodically throughout the lease term. These rent increases are either in fixed increments or based on using an annual multiple of increases in the Consumer Price Index. In addition, the routine expiration of leases for spaces 10,000 square feet and under each year enables the Company to replace existing leases with new leases at higher base rents if the rents of the existing leases are below the then existing market rate. The Company has generally entered into leases that require tenants to pay a stated amount for operating expenses, generally excluding property taxes, regardless of the expenses actually incurred at any Center, which places the burden of cost control on the Company. Additionally, most leases require the tenants to pay their pro rata share of property taxes and utilities. Inflation had a negative impact on the Company's costs in 2025 and is expected to have a negative impact on the Company's costs for the remainder of 2026.
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

Results of Operations
Many of the variations in the results of operations, discussed below, occurred because of the transactions affecting the Company’s properties described in Management’s Overview and Summary above, including those related to the Redevelopment Properties, the Acquisition Properties and the Disposition Properties (each as defined below).
For purposes of the discussion below, the Company defines “Same Centers” as those Centers that are substantially complete and in operation for the entirety of both periods of the comparison. Non-Same Centers for comparison purposes includes recently acquired properties ("Acquisition Properties"), those Centers or properties that are going through a substantial redevelopment often resulting in the closing of a portion of the Center (“Redevelopment Properties”) and properties that have been disposed of (“Disposition Properties”). The Company moves a Center in and out of Same Centers based on whether the Center is substantially complete and in operation for the entirety of both periods of the comparison. Accordingly, the Same Centers consist of all Consolidated Centers, excluding the Redevelopment Properties, Santa Monica Place and the Disposition Properties, for the periods of comparison. Santa Monica Place is excluded from Same Centers due to the Company's default on the non-recourse loan on April 9, 2024 and the completion of the transition of the property to a receiver during the first quarter of 2025. The Company is still the owner of record of the property.
For the comparison of the three and nine months ended September 30, 2026 to the three and nine months ended September 30, 2025, the Acquisition Properties are Crabtree Mall and Annapolis Mall (See “Acquisitions” in Management’s Overview and Summary). The Disposition Properties are Pacific View, Wilton Mall, SouthPark Mall, Lakewood Center, Valley Mall, a former department store parcel in Petaluma, California and the outparcel sales at Los Cerritos Center in Los Cerritos, California and Washington Square in Portland, Oregon (See "Dispositions" in Management’s Overview and Summary). For the comparison of the three and nine months ended September 30, 2026 to the three and nine months ended September 30, 2025, there are no Redevelopment Properties.
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
During the trailing twelve months ended September 30, 2026, comparable tenant sales for spaces less than 10,000 square feet across the portfolio increased by 3.5% relative to the same period of 2025. The leased occupancy rate of 94.9% at September 30, 2026 represented a 1.5% increase from 93.4% at September 30, 2025 and a 0.9% sequential increase compared to the 94.0% occupancy rate at June 30, 2026.
As of September 30, 2026, the Company has executed renewal leases or commitments on 98% of its square footage expiring in 2026, that is anticipated to renew, which leases are expected to commence throughout 2026 and 2027 and the remaining 2% of such expiring space is in the letter of intent stage. There is no additional square footage in the prospecting stage in 2026, as the Company is now focused on 2027 expirations.
The Company has entered into 344 leases for new stores totaling approximately 1.7 million square feet that have opened or are planned for opening in 2026, and another 147 leases for new stores totaling approximately 1.8 million square feet opening after 2026. In total, through 2028, new store leases are expected to produce total gross revenue of approximately $131 million (at the Company’s pro rata share) in excess of the revenue generated in 2024 from prior uses in those same spaces. This new store leasing pipeline represents a cumulative and incremental estimate and includes open stores, leases signed not yet open, and leases in documentation that will or have commenced from 2024 through 2028. While there may be additional new space openings in 2026, any such leases are not yet executed.
During the quarter ended September 30, 2026, the Company signed 85 new leases and 133 renewal leases comprising approximately 1.2 million square feet of GLA. The average tenant allowance was $29.95 per square foot.
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
As a further update to the Company’s Path Forward Plan and to provide a strategic disposition plan that refines the portfolio and creates a more focused platform for growth, the Company identified the following Centers as the go-forward portfolio Centers as of September 30, 2026 (the “Go-Forward Portfolio Centers”). The Go-Forward Portfolio Centers are subject to change.

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

(a) Included in Consolidated Centers
(b) Included in Unconsolidated Joint Venture Centers

Further, the Company has a long-term four-pronged business strategy that focuses on the acquisition, leasing and management, redevelopment and development of regional retail centers. Although some of the key performance indicators at the Centers continued to improve during 2025 and the first three quarters of 2026, operating results in 2026 have been and are expected to continue to be negatively impacted by certain external factors, including sustained inflation, tariffs and elevated interest rates, as well as the impact from the bankruptcies of Express, Forever 21 and Claire's, and resulting store closures, and any future tenant bankruptcies.
Traffic levels at the Company’s Centers for the first three quarters of 2026 increased 1.0% compared to 2025 levels for the same time period. Portfolio tenant sales per square foot from spaces less than 10,000 square feet for the trailing twelve months ended September 30, 2026 were $943 compared to $867 for the trailing twelve months ended September 30, 2025. Comparable tenant sales from spaces less than 10,000 square feet across the portfolio for the quarter ended September 30, 2026 increased by 3.2% compared to the same period in 2025.

During the first three quarters of 2026, the Company signed 717 leases for approximately 4.2 million square feet, compared to 890 leases and 5.7 million square feet leased during the same period in 2025. New deal square footage is up 477,000 square feet or 31% compared to the same prior-year period.
The Company believes that diversity of use within its tenant base has been, and will continue to be, a prominent internal growth catalyst at its Centers going forward, as new uses enhance the productivity and diversity of the tenant mix and have the potential to significantly increase customer traffic at the applicable Centers. During the quarter ended September 30, 2026, the Company signed leases for new stores with new-to-Macerich portfolio uses for 109,000 square feet, with another 283,000 square feet of such new-to-Macerich portfolio leases currently in negotiation as of the date of this Quarterly Report on Form 10-Q.
As of September 30, 2026, the leased occupancy rate was 94.9%, a 1.5% increase compared to the leased occupancy rate at September 30, 2025 of 93.4% and a 0.9% sequential increase compared to the 94.0% occupancy rate at June 30, 2026.
Many of the Company’s leases contain co-tenancy clauses. Certain Anchor or small tenant spaces have become vacant following store closures, and co-tenancy clauses within certain leases may be triggered as a result. The Company does not anticipate that the negative impact of such clauses on lease revenue will be significant.
The pace of bankruptcy filings involving the Company’s tenants has remained steady in recent years but is substantially lower than 2021 levels. For the year ended December 31, 2025, there were eight bankruptcy filings involving the Company’s tenants, including the bankruptcies of Forever 21 and Claire's, totaling 67 leases and representing approximately 873,000 square feet of leased space and approximately $12.9 million of annual leasing revenue at the Company’s share. Year-to-date 2026, there were six bankruptcy filings involving the Company’s tenants, including Saks Global LLC, totaling 21 leases and representing approximately 208,000 square feet of leased space and approximately $5.0 million of annual leasing revenue at the Company’s share. Based on current information and market data, the Company expects that the pace of bankruptcy filings in 2026 will be lower than the average bankruptcy rate over the last decade but the Company will continue to monitor the impact of tariffs and other economic conditions on the Company's tenants.
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
The Company continues to actively address its near-term, non-recourse loan maturities, with five completed transactions from the beginning of 2025 through the date of this Quarterly Report on Form 10-Q, totaling approximately $954.7 million, or approximately $829.5 million at the Company’s pro rata share. For additional information on the Company’s financing transactions, see “Financing Activities” in Management’s Overview and Summary.
On April 9, 2024, the Company defaulted on the $300.0 million non-recourse loan on Santa Monica Place and during the first quarter of 2025, completed the transition of the property to a receiver. The Company is still the owner of record of the property. Additionally, as of the date of this Quarterly Report on Form 10-Q, the loans on Twenty Ninth Street, Fashion Outlets of Niagara Falls USA and Fresno Fashion Fair are in default. The Company (or its joint venture, as applicable) is in negotiations with the respective lenders on the terms of the loans.
Interest rates have increased, and may continue to increase, the cost of the Company’s borrowings due to its outstanding floating-rate debt and have led, and may continue to lead, to higher interest rates on new fixed-rate debt. While interest rates remain elevated and are expected to further increase, the Company expects to incur increased interest expense from the refinancing or extension of loans that may currently carry below-market interest rates. In certain cases, the Company has limited, and may continue to limit, its exposure to interest rate fluctuations related to a portion of its floating-rate debt by using interest rate cap and swap agreements. Such agreements, subject to current market conditions, allow the Company to replace floating-rate debt with fixed-rate debt in order to achieve its desired ratio of floating-rate to fixed-rate debt. However, any interest rate cap or swap agreements that the Company enters into may not be effective in reducing its exposure to interest rate changes.
Comparison of Three Months Ended September 30, 2026 and 2025
Revenues:
Leasing revenue increased by $2.7 million, or 1.1%, from 2025 to 2026. The increase in leasing revenue is attributed to increases of $9.7 million from the Acquisition Properties and $6.7 million from the Same Centers offset in part by decreases of $8.7 million from the Disposition Properties and $5.0 million from Santa Monica Place. Leasing revenue includes the amortization of above and below-market leases, the amortization of straight-line rents, lease termination income, percentage rent and the recovery of bad debts. The amortization of above and below-market leases increased from $0.7 million in 2025 to $1.0 million in 2026. The amortization of straight-line rents increased from $2.2 million in 2025 to $3.5 million in 2026. Lease termination income decreased from $0.8 million in 2025 to $0.4 million in 2026. Percentage rent increased from $6.9 million in 2025 to $8.3 million in 2026. Provisions for bad debts increased from $1.0 million in 2025 to $2.2 million in 2026 of which $1.3 million of the increase related to Santa Monica Place.
Other income increased from $10.6 million in 2025 to $13.3 million in 2026. This increase is primarily due to an increase in interest income.
Management Companies’ revenue increased from $5.4 million in 2025 to $6.9 million in 2026 primarily due to an increase in development fees.
Shopping Center and Operating Expenses:
Shopping center and operating expenses increased $5.3 million, or 6.7%, from 2025 to 2026. The increase in shopping center and operating expenses is attributed to increases of $5.1 million from the Same Centers and $2.6 million from the Acquisition Properties offset in part by a decrease of $2.5 million from the Disposition Properties.
Leasing Expenses:
Leasing expenses increased from $10.6 million in 2025 to $15.6 million in 2026 primarily due to an increase in compensation expense.
Management Companies' Operating Expenses:
Management Companies' operating expenses increased $3.3 million from 2025 to 2026 primarily due to an increase in compensation expense.
Depreciation and Amortization:
Depreciation and amortization decreased $2.9 million from 2025 to 2026. The decrease in depreciation and amortization is attributed to decreases of $2.0 million from the Same Centers and $3.3 million from the Disposition Properties offset in part by an increase of $4.1 million from the Acquisition Properties. Additionally, $1.7 million of the decrease is attributable to Santa Monica Place.
Interest Expense:
Interest expense decreased $5.9 million from 2025 to 2026. The decrease in interest expense is attributed to decreases of $5.3 million from the Same Centers, $3.4 million from the Disposition Properties and $0.4 million from lower outstanding balances on the Company's revolving credit facility offset in part by increases in interest expense of $3.1 million related to the exchangeable senior notes (See Note 11—Bank and Other Notes Payable in the Notes to the Consolidated Financial Statements) and $0.9 million from the Acquisition Properties.
Equity in Income of Unconsolidated Joint Ventures:
Equity in income of unconsolidated joint ventures decreased $2.7 million from 2025 to 2026. The decrease in equity in income of unconsolidated joint ventures is primarily due to the $12.0 million gain recognized in 2025 from the sale of Atlas Park (See Note 4—Investments in Unconsolidated Joint Ventures in the Notes to the Consolidated Financial Statements) offset in part by income received from legal claims settlements in 2026.
Gain (Loss) on Sale or Write Down of Assets, net:
Gain (loss) on sale or write down of assets, net increased $87.3 million from 2025 to 2026 primarily due to the impairment loss of $91 million at Santa Monica Place in 2025 and gain of $13.8 million from the sale of Pacific View in 2026 offset in part by the gain of $21.1 million from the sale of Lakewood Center in 2025 (See Note 15—Dispositions, net in the Notes to the Consolidated Financial Statements).
Net Loss:
Net loss decreased $73.9 million from 2025 to 2026. The decrease in net loss is primarily due to the increase in gain (loss) on sale or write down of assets, net as discussed above.

Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders, as adjusted—diluted increased from $96.2 million in 2025 to $109.1 million in 2026. For a reconciliation of net loss attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders—diluted, and FFO attributable to common stockholders and unit holders, as adjusted—diluted, see "Funds From Operations ("FFO")" below.
Comparison of Nine Months Ended September 30, 2026 and 2025
Revenues:
Leasing revenue decreased by $6.3 million, or 0.9%, from 2025 to 2026. The decrease in leasing revenue is attributed to decreases of $39.2 million from the Disposition Properties, $10.5 million from Santa Monica Place offset in part by $37.2 million from the Acquisition Properties and $6.2 million from the Same Centers. Leasing revenue includes the amortization of above and below-market leases, the amortization of straight-line rents, lease termination income, percentage rent and the recovery of bad debts. The amortization of above and below-market leases decreased from $3.7 million in 2025 to $2.8 million in 2026. Straight-line rents increased from $2.7 million in 2025 to $6.9 million in 2026. Lease termination income decreased from $6.3 million in 2025 to $0.8 million in 2026. Percentage rent increased from $15.3 million in 2025 to $18.0 million in 2026. Provisions for bad debts increased from $3.3 million in 2025 to $5.3 million in 2026 of which $2.2 million of the increase related to Santa Monica Place.
Other income increased from $30.4 million in 2025 to $33.0 million in 2026 primarily due to an increase in interest income.
Management Companies' revenue increased 16.9% from $16.3 million in 2025 to $19.0 million in 2026 primarily due to an increase in development fees.
Shopping Center and Operating Expenses:
Shopping center and operating expenses increased $1.5 million, or 0.6%, from 2025 to 2026. The increase in shopping center and operating expenses is attributed to increases of $9.5 million from the Acquisition Properties, $3.6 million from the Same Centers and $1.3 million from Santa Monica Place offset in part by decreases of $12.9 million from the Disposition Properties.
Leasing Expenses:
Leasing expenses increased from $32.5 million in 2025 to $43.1 million in 2026 due primarily to an increase in compensation expense.
Management Companies' Operating Expenses:
Management Companies' operating expenses increased $7.1 million from 2025 to 2026 due primarily to an increase in compensation expense.
Depreciation and Amortization:
Depreciation and amortization decreased $14.7 million from 2025 to 2026. The decrease in depreciation and amortization is attributed to decreases of $15.9 million from the Same Centers, $14.9 million from the Disposition Properties and $3.1 million from Santa Monica Place offset in part by an increase of $19.2 million from the Acquisition Properties.
Interest Expense:
Interest expense decreased $13.4 million from 2025 to 2026. The decrease in interest expense is attributed to decreases of $15.4 million from the Disposition Properties, $5.8 million from the Same Centers, $0.6 million from Santa Monica Place and $0.5 million from lower outstanding balances on the Company's revolving credit facility offset in part by increases of $6.1 million from the Acquisition Properties and $3.1 million related to the exchangeable senior notes (See Note 11—Bank and Other Notes Payable in the Notes to the Consolidated Financial Statements).
Equity in (Loss) Income of Unconsolidated Joint Ventures:
Equity in (loss) income of unconsolidated joint ventures increased $16.6 million from 2025 to 2026. The increase in equity in loss (income) of unconsolidated joint ventures is primarily due to $12.0 million gain recognized in 2025 from the sale of Atlas Park (See Note 4—Investments in Unconsolidated Joint Ventures in the Notes to the Consolidated Financial Statements) and an impairment loss of $8.0 million recognized in 2026 as a result of the reduction in the estimated holding period of a property held by a certain unconsolidated joint venture offset in part by income received from legal claims settlements in 2026.
Gain (Loss) on Sale or Write Down of Assets, net:
Gain (loss) on sale or write down of assets, net increased $125.3 million from 2025 to 2026. The increase is primarily due to the gains recognized in 2026 of $13.8 million from the sale of Pacific View, $11.7 million relating to the sale of outparcels at Washington Square and $6.6 million relating to the sale of the Company's ownership interest in West Acres and impairment losses in 2025 of $91.0 million at Santa Monica Place and gain of $12.9 million from the sale of Valley Mall in 2025 offset in part by the gain of $21.1 million from the sale of Lakewood Center in 2025 (See Note 15—Dispositions, net in the Notes to the Consolidated Financial Statements).
Net Loss:
Net loss decreased $102.8 million from 2025 to 2026. The decrease in net loss is primarily due to the increase in gain (loss) on sale or write down of assets, net as discussed above.
Funds From Operations ("FFO"):
Primarily as a result of the factors mentioned above, FFO attributable to common stockholders and unit holders, as adjusted—diluted, increased 9.9% from $274.6 million in 2025 to $301.9 million in 2026. For a reconciliation of net loss attributable to the Company, the most directly comparable GAAP financial measure, to FFO attributable to common stockholders and unit holders—diluted, and FFO attributable to common stockholders and unit holders, as adjusted—diluted, see "Funds From Operations ("FFO")" below.
Operating Activities:
Cash provided by operating activities decreased $17.7 million from 2025 to 2026. The decrease is primarily due to the changes in assets and liabilities and the results, as discussed above.
Investing Activities:
Cash used in investing activities increased $146.1 million from 2025 to 2026. The increase in cash used in investing activities is primarily attributed to decreases of $105.1 million from proceeds from sale of assets and $9.8 million from distributions from unconsolidated joint ventures and increases of $50.2 million in property improvements, $44.6 million in development, redevelopment and renovation offset in part by a decrease of $73.1 million from contributions to unconsolidated joint ventures. The decrease in contributions to unconsolidated joint ventures is primarily due to contributions to Flatiron Crossing in 2025 to payoff the remaining loan balance (See “Financing Activities” in Management’s Overview and Summary).
Financing Activities:
Cash provided by financing activities increased $210.9 million from 2025 to 2026. The increase in cash provided by financing activities is primarily due to increases in proceeds from mortgages, bank and other notes payable of $425.9 million, proceeds from stock offering of $481.8 million and decrease in payments of finance leases of $4.4 million offset in part by increases in payments on mortgages, bank and other notes payable of $618.4 million, purchase of capped calls on exchangeable senior notes of $45.0 million, deferred financing costs of $27.0 million and dividends and distributions of $9.9 million.
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

Uses of Capital
The following tables summarize capital expenditures incurred at the Centers (at the Company's pro rata share):

	For the Nine Months Ended September 30,
(Dollars in thousands)	2026	2025
Consolidated Centers:
Acquisition of property(1)	$272,000	$290,000
Property improvements	26,519	15,761
Development, redevelopment, expansions and renovations of Centers	123,395	74,807
Tenant allowances	38,812	19,422
Deferred leasing charges	6,084	3,289
	$466,810	$403,279
Unconsolidated Joint Venture Centers:
Property improvements	$6,294	$4,989
Development, redevelopment, expansions and renovations of Centers	70,367	52,804
Tenant allowances	17,170	11,558
Deferred leasing charges	4,293	2,933
	$98,124	$72,284
(1) For the nine months ended September 30, 2026, this includes the $272.0 million acquisition of Annapolis Mall, excluding closing adjustments and other related transaction costs. For the nine months ended September 30, 2025, this includes the $290.0 million acquisition of Crabtree Mall, excluding closing adjustments and other related transaction costs.
The Company expects amounts to be incurred during the next twelve months for tenant allowances and deferred leasing charges to be approximately $75.0 million to $100.0 million. The Company expects to incur approximately $275.0 million to $325.0 million during the next twelve months for development, redevelopment, expansion and renovations, which includes Scottsdale Fashion Square, Green Acres Mall and FlatIron Crossing (See "Redevelopment and Development Activities" in Management’s Overview and Summary). Capital for these expenditures, developments and/or redevelopments has been, and is expected to continue to be, obtained from a combination of cash on hand, cash generated from operations, asset sales, debt or equity financings, which may include borrowings under the Company's revolving credit facility and sales of common stock or senior notes, from property financings and construction loans, each to the extent available. The Company will be very selective in undertaking any future development or redevelopment projects and may choose to pause existing projects if the Company believes they are no longer economically viable.
Sources of Capital
The Company has also generated liquidity in the past, and may continue to do so in the future, through equity offerings and issuances, debt offerings and issuances, property refinancings, joint venture transactions and the sale of non-core assets. Asset sales will focus on whether a property is core to the Company's strategy and may include defaulting on certain mortgage debts on the Company's properties and giving possession of such secured properties to the lender. For example, since implementing the Path Forward Plan in the second quarter of 2024, the Company has sold joint venture interests in properties and consolidated properties as described in “—Dispositions” in Management’s Overview and Summary. The Company used its share of proceeds from these transactions to pay down its revolving credit facility and other debt obligations. During the nine months ended September 30, 2026 and the year ended December 31, 2025, the Company and/or certain joint venture partners sold various land parcels in separate transactions for net aggregate proceeds of $16.1 million and $20.1 million (at the Company's share), respectively, which the Company used to pay down debt and for other general corporate purposes.
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
On August 11, 2026, the Operating Partnership completed the issuance and sale of $775.0 million aggregate principal amount of its 2.25% exchangeable senior notes due 2031, which included the full exercise of the option granted to the initial purchasers to purchase an additional $100.0 million aggregate principal amount of the exchangeable senior notes. The exchangeable senior notes are fully and unconditionally guaranteed on a senior, unsecured basis, by the Company. The exchangeable senior notes bear interest at a rate of 2.25% per annum, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2027. The exchangeable senior notes will mature on August 15, 2031, unless earlier exchanged, repurchased or redeemed by the Operating Partnership. The net proceeds from the offering were approximately $757.6 million, after deducting the initial purchasers’ discounts and commissions and offering expenses. The Operating Partnership used approximately $45.0 million of the net proceeds from the offering to pay the cost of the capped call transactions described below and used a portion of the net proceeds to repay the $370.0 million mortgage loan on Green Acres Mall. The remainder of the net proceeds are being held in short term, interest bearing deposit accounts and will be used to refinance existing secured debt and for other general corporate purposes.
The exchangeable senior notes will be redeemable, in whole or in part (subject to certain limitations), for cash at the Operating Partnership’s option at any time, and from time to time, on or after August 20, 2029 and on or before the 41st scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the exchange price on the exchangeable senior notes for a specified period of time and certain liquidity conditions are satisfied. The Operating Partnership may also redeem the Notes, in whole or in part (subject to certain limitations), for cash at any time, and from time to time, if the Company’s board of directors (or a committee thereof) determines such redemption is necessary to preserve the Company’s status as a real estate investment trust. In either case, the redemption price will be a cash amount equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
In connection with the issuance of the exchangeable senior notes, the Operating Partnership and the Company entered into capped call transactions with certain financial institutions. The capped call transactions cover, subject to customary adjustments, the number of shares of the Company’s common stock initially underlying the exchangeable senior notes. The capped call transactions are expected generally to reduce the potential dilution to the Company’s common stock upon any exchange of exchangeable senior notes and/or offset any cash payments the Operating Partnership is required to make in excess of the principal amount of exchanged notes, as the case may be, with such reduction and/or offset subject to a cap. The cap price of the capped call transactions is initially approximately $34.06 per share, and is subject to certain adjustments under the terms of the capped call transactions. The capped call transactions will expire upon the maturity of the exchangeable senior notes, if not earlier exercised or terminated.
On November 12, 2024, the Company registered an “at the market” offering program, pursuant to which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $500.0 million, in amounts and at times to be determined by the Company. During the nine months ended September 30, 2026, the Company sold 4.5 million shares of common stock for approximately $83.8 million of net proceeds through the 2024 ATM Program at a weighted average price of $19.21 per share. As of September 30, 2026, the Company had approximately $288.5 million of gross sales of its common stock available under the 2024 ATM Program.

The following table sets forth certain information with respect to issuances made under the 2024 ATM Program as of September 30, 2026.

(Dollars and shares in thousands)	2024 ATM Program
For the Three Months Ended:	Number of Shares Issued	Net Proceeds	Sales Commissions
March 31, 2026	3,252	$60,541	$1,236
June 30, 2026	1,205	$23,217	$608
September 30, 2026	—	$—	$—
Total	4,457	$83,758	$1,844
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
For example, the credit markets have experienced and may continue to experience a slowdown stemming from broader market issues pertaining to various factors, including among others, the health of regional banks, prevailing market sentiment regarding various commercial real estate sectors and interest rate increases imposed by the Federal Reserve. While interest rates remain elevated and are expected to further increase, the Company expects to incur increased interest expense from the refinancing or extension of loans that may carry below-market interest rates. In addition, increases in the Company's proportion of floating rate debt will cause it to be subject to interest rate fluctuations in the future.
The Company's total outstanding loan indebtedness, which includes mortgages and other notes payable, at September 30, 2026 was $6.66 billion (consisting of $5.17 billion of consolidated debt, less $0.03 billion of noncontrolling interests, plus $1.53 billion of its pro rata share of unconsolidated joint venture debt). The majority of the Company's debt consists of fixed-rate conventional mortgage notes collateralized by individual properties. The Company expects that all of the maturities during the next twelve months will be refinanced, restructured, extended and/or paid off from the Company's revolving credit facility or cash on hand, with the exception of Santa Monica Place, Twenty Ninth Street, Fashion Outlets of Niagara Falls USA and Fresno Fashion Fair (See “—Financing Activities” in Management’s Overview and Summary). The $76.5 million mortgage loan (at the Company's pro rata share) on Twenty Ninth Street is in default as of February 6, 2026. The Company's joint venture is in negotiations with the lender on the terms of the loan. The Company is in negotiations with the lenders on the terms of the loans at Fashion Outlets of Niagara Falls USA and Fresno Fashion Fair.
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
Additionally, as of September 30, 2026, the Company was contingently liable for $0.9 million in letters of credit guaranteeing performance by the Company of certain obligations relating to the Centers. As of September 30, 2026, $0.4 million of these letters of credit were secured by restricted cash. The Company does not believe that these letters of credit will result in a liability to the Company.
The Company continues to actively address its near-term, non-recourse loan maturities, with five completed transactions since the beginning of 2025 through the date of this Quarterly Report on Form 10-Q, totaling approximately $954.7 million, or approximately $829.5 million at the Company’s pro rata share. For additional information on the Company’s financing transactions, see “Financing Activities” in Management’s Overview and Summary.
On February 24, 2026, the Company and the Operating Partnership entered into an amended and restated credit agreement, which amended and restated their prior credit agreement, and provides for an aggregate $900.0 million revolving credit facility that matures on March 1, 2029, with a one-year extension option. The revolving credit facility can be expanded up to $1.1 billion, subject to receipt of lender commitments and other conditions. On August 5, 2026, the Company and the Operating Partnership entered into an amendment to the amended and restated credit agreement, which modified certain provisions of the amended and restated credit agreement to, among other things, facilitate the offering of the exchangeable senior notes described above.
All obligations under the revolving credit facility are guaranteed unconditionally by the Company and certain subsidiary guarantors. The new revolving credit facility bears interest, at the Operating Partnership’s option, at either the base rate (as defined in the credit agreement) or term SOFR (as defined in the credit agreement) plus, in both cases, an applicable margin. The current applicable margin depends on the Company’s overall debt yield and ranges from 0.80% to 2.20% over the selected index rate. Upon the achievement of certain performance thresholds, the applicable margin will depend on the Company’s overall net debt to EBITDA ratio and will be in a range of 0.35% to 1.65% over the selected index rate. As of September 30, 2026, the applicable margin for base rate loans was 0.90% per annum and the applicable margin for term SOFR loans was 1.90% per annum.
As of September 30, 2026, the borrowing rate was SOFR plus a spread of 1.80%. As of September 30, 2026, there were no borrowings under the revolving credit facility. Unamortized deferred finance costs were $16.4 million as of September 30, 2026, which are netted against balances outstanding or within deferred charges and other assets, net when no borrowings are outstanding on the revolving credit facility which was the case as of September 30, 2026. As of September 30, 2026, the Company’s availability under the revolving credit facility for additional borrowings was $899.5 million.
On November 3, 2026, the Company closed on a $550 million acquisition revolving credit facility that is primarily available to finance acquisitions. The acquisition revolving credit facility has a three-year term, and bears interest at a rate of SOFR plus 200 basis points. As of the closing date, there are no amounts outstanding under the facility and approximately $260 million is available to be borrowed based on the eligible collateral securing the facility. The Company anticipates future additional properties will be added to the facility borrowing base, as defined, that would allow the Company to borrow up to $550 million. The Company has the ability from time to time to increase the size of the acquisition credit facility up to an aggregate amount of $1 billion, subject to the receipt of lender commitments, the addition of properties to the facility borrowing base and other conditions. See Part II – Other Information, Item 5 for additional information.
Cash dividends and distributions for the nine months ended September 30, 2026 were $152.0 million (including distributions from consolidated joint ventures of $2.5 million), which were funded by operations.
At September 30, 2026, the Company was in compliance with all applicable loan covenants under its agreements, with the exception of Santa Monica Place and Twenty Ninth Street, as discussed above.
At September 30, 2026, the Company had cash and cash equivalents of $560.8 million.

Material Cash Commitments:
The following is a schedule of material cash commitments as of September 30, 2026 for the Consolidated Centers over the periods in which they are expected to be paid (in thousands):

	Payment Due by Period
Cash Commitments	Total	Less than 1 year		1 - 3 years	3 - 5 years	More than five years
Long-term debt obligations (includes expected interest payments)(1)	$5,981,118	$926,425	(3)	$1,550,947	$2,813,847	$689,899
Lease obligations(2)	107,512	3,468		21,016	13,283	69,745
	$6,088,630	$929,893		$1,571,963	$2,827,130	$759,644
__________________________________________________________
(1)Interest payments on floating rate debt were based on rates in effect at September 30, 2026.
(2)See Note 8—Leases in the Company's Notes to the Consolidated Financial Statements.
(3)Includes the $300.0 million non-recourse loan on Santa Monica Place which the Company defaulted on April 9, 2024. The Company is still the owner of record of the property. Also includes the $74.4 million Fashion Outlets of Niagara Falls USA non-recourse loan which the Company defaulted on October 6, 2026 and the $325.0 million Fresno Fashion Fair non-recourse loan which the Company defaulted on November 2, 2026. The Company is in negotiation with both lenders on the terms of these loans.

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
The Company also presents FFO, as adjusted. The Company calculates FFO, as adjusted, by excluding from FFO the impact of properties in receivership, default interest expense, gain or loss on non-real estate investments and gain or loss on extinguishment of debt.
FFO and FFO on a diluted basis are useful to investors in comparing operating and financial results between periods. This is especially true since FFO excludes real estate depreciation and amortization, as the Company believes real estate values fluctuate based on market conditions rather than depreciating in value ratably on a straight-line basis over time. The Company believes that such a presentation also provides investors with a more meaningful measure of its operating results in comparison to the operating results of other REITs. In addition, the Company believes that FFO, as adjusted, which excludes the impact associated with properties in receivership, default interest expense, impact of non-cash changes in the market value of non-real estate investments and loss on extinguishment of debt provides useful supplemental information regarding the Company's performance as it shows a more meaningful and consistent comparison of the Company's operating performance and allows investors to more easily compare the Company's results. Santa Monica Place has been under control of a court appointed receiver since March 18, 2025 and the Company has excluded the FFO impact from this property for all periods presented. Effective (i) April 9, 2024, default interest expense has been accrued on the non-recourse loan on Santa Monica Place; (ii) November 6, 2025 through February 5, 2026, default interest expense was incurred on the non-recourse loan at South Plains Mall; and (iii) February 6, 2026, default interest expense has been accrued on the non-recourse loan at Twenty Ninth Street. The Company is required under GAAP to accrue default interest expense, which is expected to be reversed or paid, once a loan is modified or once title to the mortgaged loan collateral is transferred. The Company believes that default interest on non-recourse loans, and any related reversal thereof should be excluded. The Company holds certain non-real estate investments that are subject to mark to market changes every quarter. These investments are not core to the Company's business, and the changes to market value and the related gain or loss are entirely non-cash in nature. As a result, the Company believes that the gain or loss on non-real estate investments should be excluded.
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
Management compensates for the limitations of FFO and FFO, as adjusted, by providing investors with financial statements prepared according to GAAP, along with this detailed discussion of FFO and FFO, as adjusted, and a reconciliation of net loss to FFO and FFO, as adjusted, diluted. Management believes that to further understand the Company's performance, FFO and FFO, as adjusted, should be compared with the Company's reported net loss and considered in addition to cash flows in accordance with GAAP, as presented in the Company's consolidated financial statements. The following reconciles net loss attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted and FFO, as adjusted, attributable to common stockholders and unit holders—basic and diluted, for the three and nine months ended September 30, 2026 and 2025 (dollars and shares in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss attributable to the Company	$(16,734)	$(87,360)	$(80,155)	$(178,389)
Adjustments to reconcile net loss attributable to the Company to FFO attributable to common stockholders and unit holders—basic and diluted:
Noncontrolling interests in the Operating Partnership	(635)	(3,695)	(3,340)	(7,609)
(Gain) loss on sale or write down of assets, net—consolidated assets	(14,710)	72,634	(28,153)	97,106
Add: noncontrolling interests' share of loss on sale or write down of assets—consolidated assets	(8)	—	(25)	—
Add: gain on sale of undepreciated assets—consolidated assets	3,110	1,229	13,154	2,309
Loss (gain) on sale or write down of assets—unconsolidated joint ventures, net(1)	499	(11,939)	13,602	(9,880)
Add: loss on sale of undepreciated assets—unconsolidated joint ventures(1)	—	—	—	(291)
Depreciation and amortization—consolidated assets	88,012	90,904	257,305	271,966
Less: noncontrolling interests in depreciation and amortization—consolidated assets	(583)	(577)	(1,721)	(1,711)
Depreciation and amortization—unconsolidated joint ventures(1)	29,583	28,858	87,461	85,377
Less: depreciation on personal property	(1,534)	(1,463)	(4,398)	(5,337)
FFO attributable to common stockholders and unit holders—basic and diluted	87,000	88,591	253,730	253,541
Adjustments:
Loss on extinguishment of debt	10,368	—	10,368	—
Default interest expense	3,849	3,067	11,804	9,100
Loss on non-real estate investments	706	1,741	8,265	5,424
Property in receivership	7,148	2,764	17,737	6,575
FFO attributable to common stockholders and unit holders, as adjusted —basic and diluted	$109,071	$96,163	$301,904	$274,640
Weighted average number of FFO shares outstanding for:
FFO attributable to common stockholders and unit holders—basic(2)	295,375	264,845	283,358	264,224
Adjustments for impact of dilutive securities in computing FFO—diluted:
Impact of forward sale agreements	874	—	198	—
Weighted average number of FFO shares outstanding for FFO attributable to common stockholders and unit holders—diluted(2)	296,249	264,845	283,556	264,224
(1)     Unconsolidated joint ventures are presented at the Company's pro rata share.
(2)     Calculated based upon basic net income as adjusted to reach basic FFO. Includes 11.3 million and 10.7 million of OP Units outstanding for the three months ended September 30, 2026 and 2025, respectively, and 11.3 million and 10.8 million of OP Units outstanding for the nine months ended September 30, 2026 and 2025, respectively.
The computation of FFO—diluted shares outstanding includes the effect of share and unit-based compensation plans and the impact of forward sale agreements using the treasury stock method. It also assumes the conversion of MACWH, LP common and preferred units to the extent that they are dilutive to the FFO—diluted computation.

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
The following reconciles net loss attributable to the Company to NOI – All Centers and NOI – Go-Forward Portfolio Centers for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss attributable to the Company	$(16,734)	$(87,360)	$(80,155)	$(178,389)
Interest expense - consolidated assets	66,764	72,699	200,307	213,698
Interest expense - unconsolidated joint ventures (pro rata)	20,782	20,312	61,287	63,193
Depreciation and amortization - consolidated assets	88,012	90,904	257,305	271,966
Depreciation and amortization - unconsolidated joint ventures (pro rata)	29,583	28,858	87,461	85,377
Noncontrolling interests in the OP	(635)	(3,695)	(3,340)	(7,609)
Less: Interest expense and depreciation and amortization
allocable to noncontrolling interests in consolidated joint ventures	(948)	(937)	(2,833)	(2,790)
Loss on extinguishment of debt	10,368	—	10,368	—
(Gain) loss on sale or write down of assets, net - consolidated assets	(14,710)	72,634	(28,153)	97,106
Loss on sale or write down of assets, net - unconsolidated joint ventures (pro rata)	499	(11,939)	13,602	(9,880)
Add: Noncontrolling interests' share of loss on sale or write-down of consolidated joint ventures, net	(8)	—	(25)	—
Income tax expense (benefit)	80	(710)	(2,066)	(1,720)
Distributions on preferred units	87	87	261	261
REIT general and administrative expenses	8,542	6,928	26,060	22,338
Management Companies' revenues	(6,874)	(5,407)	(19,008)	(16,266)
Management Companies' operating expenses	23,506	20,171	69,908	62,825
Leasing expenses, including joint ventures at pro rata	16,242	11,209	45,204	34,595
Corporate and other income (1)	(8,041)	(1,021)	(9,825)	(9,919)
Straight-line and above/below market rent adjustments	(6,685)	(3,714)	(13,910)	(7,879)
NOI - All Centers	209,830	209,019	612,448	616,907
NOI of non-Go-Forward Portfolio Centers (2)	(16,463)	(22,747)	(60,905)	(76,389)
NOI - Go-Forward Portfolio Centers (2)	193,367	186,272	551,543	540,518
Lease termination income of Go-Forward Portfolio Centers	(375)	(1,922)	(1,027)	(7,453)
NOI - Go-Forward Portfolio Centers, excluding lease termination income	192,992	184,350	550,516	533,065

NOI - Go-Forward Portfolio Centers percentage change, including lease termination income	3.8%		2.0%
NOI - Go-Forward Portfolio Centers percentage change, excluding lease termination income	4.7%		3.3%
     _______________________________________________________________________________

(1)Includes income components excluded from NOI - All Centers, including legal claims settlement income, interest income, non-real estate investments, and other assets.
(2)For purposes of this calculation, Annapolis Mall is included in the non Go-Forward Portfolio Centers and excluded from the Go-Forward Portfolio Centers as it was acquired on April 30, 2026 and was not held for the entirety of the comparable periods. Crabtree Mall is included in the Go-Forward Portfolio Centers beginning in the quarter for the three months ended September 30, 2026 and 2025 (See "Acquisitions" in Management's Overview and Summary).

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
The following table sets forth information as of September 30, 2026 concerning the Company's long-term debt obligations, including principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value (dollars in thousands):

	Expected Maturity Date
	For the twelve months ending September 30,
	2027	2028	2029	2030	2031	Thereafter	Total	Fair Value
CONSOLIDATED CENTERS:
Long-term debt:
Fixed rate	$429,670	$834,568	$238,708	$1,602,287	$1,075,000	$580,000	$4,760,233	$4,534,068
Average interest rate	4.01%	4.02%	4.26%	4.34%	2.90%	5.96%	4.12%
Floating rate	300,000	—	159,100	—	—	—	459,100	455,595
Average interest rate	5.34%	—%	6.26%	—%	—%	—%	5.66%
Total debt—Consolidated Centers	$729,670	$834,568	$397,808	$1,602,287	$1,075,000	$580,000	$5,219,333	$4,989,663
UNCONSOLIDATED JOINT VENTURE CENTERS:
Long-term debt (at Company's pro rata share):
Fixed rate	$173,763	$455,925	$497,794	$287,313	$103,650	$—	$1,518,445	$1,469,853
Average interest rate	4.02%	5.59%	6.70%	3.90%	5.37%	—%	5.44%
Floating rate	—	—	12,000	2,183	—	—	14,183	13,705
Average interest rate	—%	—%	6.26%	6.50%	—%	—%	6.29%
Total debt—Unconsolidated Joint Venture Centers	$173,763	$455,925	$509,794	$289,496	$103,650	$—	$1,532,628	$1,483,558
The Consolidated Centers' total fixed rate debt at September 30, 2026 and December 31, 2025 was $4.8 billion and $4.7 billion, respectively. The average interest rate on the fixed rate debt at September 30, 2026 and December 31, 2025 was 4.12% and 4.56%, respectively. The Consolidated Centers' total floating rate debt at September 30, 2026 and December 31, 2025 was $459.1 million. The average interest rate on the floating rate debt at September 30, 2026 and December 31, 2025 was 5.66% and 5.62%, respectively.
The Company's pro rata share of the Unconsolidated Joint Venture Centers' fixed rate debt at September 30, 2026 and December 31, 2025 was $1.5 billion. The average interest rate on the fixed rate debt at September 30, 2026 and December 31, 2025 was 5.44% and 5.29%, respectively. The Company's pro rata share of the Unconsolidated Joint Venture Centers' floating rate debt at September 30, 2026 and December 31, 2025 was $14.2 million and $12.0 million, respectively. The average interest rate on the floating rate debt at September 30, 2026 and December 31, 2025 was 6.29% and 6.28%, respectively.
The Company uses derivative financial instruments in the normal course of business to manage or hedge interest rate risk and records all derivatives on the balance sheet at fair value. Interest rate cap agreements offer protection against floating rates on the notional amount from exceeding the rates noted in the above schedule, and interest rate swap agreements effectively replace a floating rate on the notional amount with a fixed rate as noted above. As of September 30, 2026, the Company has interest rate cap agreements in place (See Note 4—Investments in Unconsolidated Joint Ventures and Note 5—Derivative Instruments and Hedging Activities in the Company's Notes to the Consolidated Financial Statements). The respective loans require an interest rate cap agreement to be in place at all times, which limits how high the prevailing floating loan rate index (i.e., SOFR) for the loans can rise. As of the date of this Quarterly Report on Form 10-Q, SOFR for each of these loans did not exceed the strike interest rate within the required interest rate cap agreements.
In addition, the Company has assessed the market risk for its floating rate debt and believes that a 1% increase in interest rates would decrease future earnings and cash flows by approximately $4.7 million per year based on $473.3 million of floating rate debt outstanding at September 30, 2026.

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
Item 4.    Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation as of September 30, 2026, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (b) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
(b) Not applicable.
(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2026 to July 31, 2026	—	$—	—	$278,707,048
August 1, 2026 to August 31, 2026	—	—	—	$278,707,048
September 1, 2026 to September 30, 2026	—	—	—	$278,707,048
Total	—	$—	—
(1)On February 12, 2017, the Company's Board of Directors authorized the repurchase of up to $500.0 million of the Company's outstanding common shares from time to time as market conditions warrant.
Item 3.  Defaults Upon Senior Securities
Not Applicable.
Item 4.  Mine Safety Disclosures
Not Applicable.
Item 5.  Other Information
(a)
Entry into a Material Definitive Agreement; Creation of a Direct Financial Obligation
On November 3, 2026, Valley Stream Green Acres LLC, Macerich Vintage Faire Limited Partnership and Macerich Vintage Faire Adjacent LLC, each a wholly-owned subsidiary of the Operating Partnership, as borrowers (the “Borrowers”), the Company and the Operating Partnership, as guarantors solely for the limited purposes described below, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto entered into an Acquisition Credit Agreement (the “Acquisition Credit Agreement”). The Operating Partnership acts as borrower representative under the Acquisition Credit Agreement, and additional wholly-owned subsidiaries of the Operating Partnership may be joined as Borrowers when the properties they own are added to the borrowing base.
The Acquisition Credit Agreement provides for an aggregate $550.0 million secured revolving loan facility (the “Acquisition Credit Facility”) that matures on November 3, 2029, with an option for the Borrowers to extend maturity until November 3, 2030, subject to certain conditions. The Borrowers have the ability from time to time to increase the size of the Acquisition Credit Facility, up to an aggregate amount of $1.0 billion, subject to the receipt of lender commitments, borrowing base availability, a requirement that at least 60% of the appraised value of the borrowing base consist of properties meeting specified quality criteria, and certain other conditions. The Borrowers may use the proceeds of the Acquisition Credit Facility to fund acquisitions of real property assets, including the reimbursement of acquisition costs previously incurred, to finance acquired and other existing properties and for general corporate purposes, including working capital. The Acquisition Credit Facility is in addition to the Company’s existing $900.0 million revolving credit facility.
Loans made under the Acquisition Credit Agreement bear interest, at the Borrowers’ election, at either the Base Rate (as defined in the Acquisition Credit Agreement) plus 1.00% per annum or Term SOFR (as defined in the Acquisition Credit Agreement) plus 2.00% per annum. The applicable margins are fixed and are not subject to adjustment based on leverage, debt yield or other performance measures. The Borrowers pay a fee at a per annum rate of 0.25% on the unused commitments, reduced to 0.20% when utilization equals or exceeds 50%, payable monthly, and other customary fees, as described in the Acquisition Credit Agreement. During the continuance of an event of default, the interest rate may be increased by 2.00% per annum. The Borrowers may voluntarily repay outstanding amounts under the Acquisition Credit Facility, in whole or in part, at any time without premium or penalty, subject to customary administrative provisions. All outstanding principal is due on the maturity date.

Availability under the Acquisition Credit Facility is limited to a borrowing base amount equal to the lesser of (i) 40% of the aggregate appraised value of the properties included in the borrowing base (45% once three or more properties are included) and (ii) the loan amount at which the underwritten net operating income of such properties provides debt service coverage of at least 2.00 to 1.00 (1.75 to 1.00 once three or more properties are included), with debt service calculated on a 30-year amortization schedule at an assumed interest rate equal to the greater of 6.25%, the 10-year U.S. Treasury rate plus 1.50% and the actual interest rate under the Acquisition Credit Agreement. At closing, the borrowing base consisted of substantially all of Green Acres Mall in Valley Stream, New York and Vintage Faire Mall in Modesto, California. Additional wholly-owned retail properties meeting criteria set forth in the Acquisition Credit Agreement, may be added to the borrowing base, and properties, in all or in part, may be released from or substituted within the borrowing base, in each case subject to continued borrowing base compliance, maintenance of a minimum number and concentration of properties meeting the highest quality tier and other conditions.
The obligations under the Acquisition Credit Agreement are secured by first-priority mortgages on the properties or pledges of equity interests of the owners of such properties included in the borrowing base.
The Acquisition Credit Facility is non-recourse to the Company and the Operating Partnership. The Company and the Operating Partnership have not guaranteed payment of the loans. Their obligations are limited to (i) a guaranty of customary non-recourse carve-out matters, (ii) an environmental indemnity, (iii) a completion guaranty with respect to certain alterations in process at Green Acres Mall as of the closing date and (iv) a guaranty of specified obligations relating to the Green Acres Mall mortgage loan held by the Company’s affiliate. The Acquisition Credit Agreement provides that none of the Company, the Operating Partnership or their other affiliates (other than the Borrowers) has any liability for the loans other than under those guaranties and indemnities and equity pledges, to the extent applicable.
The Acquisition Credit Agreement contains one financial covenant, which requires the Company to maintain, as of the end of each fiscal quarter beginning December 31, 2026, a net worth (defined as consolidated stockholders’ equity plus accumulated depreciation and amortization) of at least the greater of $550.0 million and the aggregate commitments under the Acquisition Credit Facility. The Acquisition Credit Agreement also contains customary covenants applicable to the Borrowers, including restrictions on liens, indebtedness, distributions during a default, affiliate transactions, major leases and material alterations, and requires periodic delivery of financial statements, borrowing base certificates and compliance certificates. The Acquisition Credit Agreement includes customary events of default.
As of the date of this Quarterly Report, no amounts were outstanding under the Acquisition Credit Facility and approximately $260 million is available to be borrowed.
(c)
During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

3.1.13
Articles Supplementary of the Company (opting out of provisions of Subtitle 8 of Title 3 of the Maryland General Corporation Law (MUTA provisions)) (incorporated by reference as an exhibit to the Company’s Current Report on Form 8-K, event date April 24, 2019).

3.1.14	Articles of Amendment of the Company (increased authorized shares) (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date May 28, 2021).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference as an exhibit to the Company's Current Report on Form 8-K, event date January 26, 2023).
4.1
Indenture, dated as of August 11, 2026, among the Operating Partnership, as issuer, the Company, as guarantor, and U.S. Bank Trust Company, National Association, as trustee; including a form of the 2.25% Exchangeable Senior Notes due 2031 (incorporated by reference as an exhibit to the Company’s Current Report on Form 8-K, event date August 5, 2026).

4.2
Registration Rights Agreement, dated as of August 11, 2026, among the Operating Partnership, the Company and the initial purchasers named therein (incorporated by reference as an exhibit to the Company’s Current Report on Form 8-K, event date August 5, 2026).

10.1	Form of Capped Call Transaction Confirmation (incorporated by reference as an exhibit to the Company’s Current Report on Form 8-K, event date August 5, 2026).
10.2
First Amendment to Second Amended and Restated Credit Agreement, dated as of August 5, 2026, among the Company, as guarantor, the Operating Partnership, as borrower, certain subsidiary guarantors, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference as an exhibit to the Company’s Current Report on Form 8-K, event date August 5, 2026).

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

THE MACERICH COMPANY
		By:	/s/ JACKSON HSIEH
Jackson Hsieh
President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ DANIEL E. SWANSTROM II
Daniel E. Swanstrom II
Senior Executive Vice President, Treasurer and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ CHRISTOPHER J. ZECCHINI
Christopher J. Zecchini
Senior Vice President and Chief Accounting Officer
Date:	November 5, 2026		(Principal Accounting Officer)